Form 10-Q
period 1995-05-31
AZTEC MANUFACTURING CO
filed 1995-07-06
CIK 8947

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended: May 31, 1995

() Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________

                         Commission File Number 0-2733

                            AZTEC MANUFACTURING CO.

            (Exact name of registrant as specified in its charter)


                 TEXAS                                         75-0948250
- --------------------------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation of organization)                        Identification No.)

    400 North Tarrant, Crowley, Texas                              76036
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:        (817) 297-4361
                                                    ----------------------------

                                     NONE
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X      NO _____
                                -----

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                              Outstanding at May 31, 1995

      Common Stock, $1.00 Par Value                    5,743,910
      -----------------------------          -----------------------------
                  Class                             Number of Shares


================================================================================

                            AZTEC MANUFACTURING CO.


                                     INDEX
                                     -----

PART I.   Financial Information                                         Page No.
          ---------------------                                         --------
          Item 1. Financial Statements

                  Consolidated Condensed Balance Sheets at
                   May 31, 1995 and February 28, 1995                        3

                  Consolidated Condensed Statements of Income
                   Periods Ended May 31, 1995 and May 31, 1994               4

                  Consolidated Condensed Statements of Cash Flow
                   Periods Ended May 31, 1995 and May 31, 1994               5

                  Notes to Consolidated Condensed Financial
                   Statements                                                6

                  Computation of Income per Common Share                     7

          Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       8


PART II.  Other Information
          -----------------

          Item 2. Changes in Securities                                      9

          Item 6. Exhibits and Reports on Form 8-K                           9


SIGNATURES                                                                  10

                         ITEM I.  FINANCIAL STATEMENTS
                        PART I.  FINANCIAL INFORMATION

                            AZTEC MANUFACTURING CO.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                         5/31/95         2/28/95
ASSETS                                                  UNAUDITED        AUDITED
- ---------------------------------------------         -------------   -------------
CURRENT ASSETS
 CASH AND CASH EQUIVALENTS                            $     72,937    $    192,764
 ACCOUNTS RECEIVABLE (NET OF ALLOWANCE)                  8,845,172      10,896,521
 INVENTORIES:
  RAW MATERIALS                                          4,932,055       5,020,587
  WORK-IN-PROCESS                                        1,355,389       1,471,331
  FINISHED GOODS                                           891,245         741,360

 PREPAID EXPENSES AND OTHER                                 85,590          97,217
                                                      -------------   -------------

   TOTAL CURRENT ASSETS                                 16,182,388      18,419,780

PROPERTY, PLANT AND EQUIPMENT, NET                      15,298,971      15,265,814
PROPERTY HELD FOR SALE, NET                              2,021,900       2,038,288
INTANGIBLE ASSETS, NET                                   4,695,484       4,781,581
OTHER ASSETS                                               285,704         285,704
                                                      -------------   -------------

   TOTAL ASSETS                                       $ 38,484,447    $ 40,791,167
                                                      =============   =============



LIABILITIES AND SHAREHOLDERS' EQUITY
- ---------------------------------------------

CURRENT LIABILITIES
 LONG TERM DEBT DUE WITHIN ONE YEAR                   $  1,515,593    $  1,515,593
 ACCOUNTS PAYABLE                                        3,507,383       4,131,414
 ACCRUED LIABILITIES                                     2,693,986       2,656,137
                                                      -------------   -------------

   TOTAL CURRENT LIABILITIES                             7,716,962       8,303,144

LONG-TERM DEBT DUE AFTER ONE YEAR                        8,201,220      10,484,094
DEFERRED INCOME TAX                                        627,856         627,856

SHAREHOLDERS' EQUITY:
 COMMON STOCK, $1 PAR VALUE
 SHARES AUTHORIZED - 25,000,000
 SHARES ISSUED - 5,743,910 and 5,741,260                 5,743,910       5,741,260

 CAPITAL IN EXCESS OF PAR VALUE                          9,225,298       9,219,998

 RETAINED EARNINGS                                       6,969,201       6,414,815
                                                      -------------   -------------

   TOTAL LIABILITIES & SHAREHOLDERS' EQUITY           $ 38,484,447    $ 40,791,167
                                                      =============   =============




SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                         THREE MONTHS ENDED
                                     5/31/95            5/31/94
                                    UNAUDITED          UNAUDITED
                                  -------------      -------------
NET SALES                         $ 12,068,508       $ 11,276,004

COSTS AND EXPENSES:
 COST OF SALES                       9,120,235          7,923,125
 SELLING/G & A EXPENSE               1,801,295          1,871,161
 INTEREST EXPENSE                      288,191            165,711
 OTHER (INCOME) EXPENSE                (74,498)           145,306
 RESEARCH & DEVELOPMENT                 16,738             26,629
                                  -------------      -------------

                                    11,151,961         10,131,932
                                  -------------      -------------


INCOME BEFORE
INCOME TAXES                           916,547          1,144,072

PROVISION FOR
INCOME TAXES                           362,167            451,906
                                   ------------       ------------

NET INCOME                        $    554,380       $    692,166
                                  =============      =============



INCOME PER SHARE:

NET INCOME                        $       0.10       $       0.12
                                  =============      =============




SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 MAY 31, 1995

                                                                  THREE MONTHS ENDING
                                                              5/31/95             5/31/94
                                                             UNAUDITED           UNAUDITED
                                                           -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                                $    554,380        $    692,166

 ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH PROVIDED BY OPERATIONS:
  PROVISION FOR BAD DEBTS                                        74,500             169,413
  AMORTIZATION AND DEPRECIATION                                 522,645             401,306

  INCREASE (DECREASE) FROM CHANGES IN ASSETS & LIABILITIES:

  ACCOUNTS RECEIVABLE                                         1,976,852            (616,159)
  INVENTORIES                                                    54,589            (103,746)
  PREPAID EXPENSE                                                11,627              19,805
  ACCOUNTS PAYABLE                                             (624,031)            169,381
  ACCRUED LIABILITIES                                           152,674             317,010
                                                           -------------       -------------

 NET CASH PROVIDED BY OPERATIONS                              2,723,236           1,049,176
                                                           -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 PURCHASE OF PROPERTY/PLANT/EQUIPMENT                          (453,314)           (571,216)
                                                           -------------       -------------

 NET CASH PROVIDED BY (USED FOR)                               (453,314)           (571,216)
                                                           -------------       -------------
 INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES:

 EXERCISE OF STOCK OPTIONS                                        7,950             104,731
 REPAYMENT OF REVOLVING LOAN                                 (1,935,642)            (50,267)
 PAYMENTS ON LONG TERM NOTES                                   (347,232)           (283,898)
 DIVIDENDS PAID                                                (114,825)           (112,910)
                                                           -------------       -------------

 NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES        (2,389,749)           (342,344)
                                                           -------------       -------------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                 (119,827)            135,616

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                    192,764             117,249
                                                           -------------       -------------

CASH & CASH EQUIVALENTS, END OF PERIOD                     $     72,937        $    252,865
                                                           =============       =============


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------

                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------


1. A summary of the Company's significant accounting policies is presented on Page 12 of its 1995 Annual Shareholders' Report.


2. In the opinion of Management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of May 31, 1995, and the results of operations and cash flows for the three-month periods ended May 31, 1995 and May 31, 1994.

3. The revolving loan and term notes are subject to a loan agreement which states that the Company must comply with various financial covenants including minimum requirements with regard to working capital, debt-to-net worth ratio, and cash flows. The Company is in compliance (or has obtained a waiver through May 31, 1995 for the event of noncompliance, including maintaining a debt coverage ratio less than the minimum ratio of 2.25 to 1) with these covenants as of May 31, 1995.

     The Company amended it's debt facility with it's current lender during the quarter ending May 31, 1995, effective July 1, 1995. The amendments are discussed in Management's Discussion and Analysis of Financial Condition as well as exhibit 10-0 attached.

                            AZTEC MANUFACTURING CO.


                    COMPUTATION OF INCOME PER COMMON SHARE
                    --------------------------------------


                                        ==============================
                                              THREE MONTHS ENDING
                                        ------------------------------
                                          MAY 31, 1995  MAY 31, 1994
- ----------------------------------------------------------------------
Net Income Applicable to Common Shares      $ 554,380     $ 692,166
- ----------------------------------------------------------------------
Weighted Average Common And Common          5,743,910     5,622,166
Equivalent Shares Outstanding
- ----------------------------------------------------------------------
Income per Common Share Fully Diluted         $   .10       $   .12
- ----------------------------------------------------------------------
Cash Dividend                                  $- 0 -        $- 0 -
- ----------------------------------------==============================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Net Cash provided from operations for the three-month period ending May 31, 1995, was $2,608,000 compared to $1,049,000 during the same period in 1994. This increase is primarily the result of a reduction in outstanding receivables at the Calvert Company. Working capital on May 31, 1995, was $8,465,000, with a current ratio of 2.10 to 1.

Uses of cash during the period ended May 31, 1995, included the purchase of equipment in the amount of $453,000 and the repayment of bank debt in the amount of $2,283,000.

The Company's credit facility with it's current lender was amended during the period ended May 31, 1995, effective July 1, 1995, from $15,000,000 to $18,500,000. This agreement is made up of a $10,000,000 revolving line of credit and a $8,500,000 term note. Other terms of this agreement are discussed in the attached exhibit 10-0.

The Company's primary sources of liquidity and capital resources in the near term will consist of cash flow from operations and available borrowings under the Company's revolving line of credit mentioned above. The Company's current availability under the revolving line is approximately $8,500,000.

                             RESULTS OF OPERATIONS
                             ---------------------

Consolidated net sales for the period ending May 31, 1995 as compared to the same period in 1994, were up approximately $793,000, a 7 percent increase. Net sales in the Electrical Products Segment, as compared to the same period in 1994, were up 10 percent. Volumes were up in Aztec's three electrical product companies that make up this segment. Net sales in the Company's Galvanizing Segment were up 36 percent over the same period in 1994, due to the addition of Arizona Galvanizing, as well as increased overall volumes of production. Net sales in the Oil Field Products Segment were down as compared to the same period in 1994, by 68 percent. This segment has continued the decline which started in the fourth quarter of fiscal 1995. Depressed activity in the domestic Oil and Gas industry will continue to have an adverse affect on this segment.

Consolidated operating income for the period ending May 31, 1995, as compared to the same period in 1994, was down 12 percent. Gross operating income in the Electrical Products Segment was down due to overall lower margins. The Calvert Company, which experienced a significant write down in the fourth quarter of fiscal 1995, should continue to improve throughout the year as lower margin contracts are replaced in the backlog with higher margin contracts. Continued improvements in production efficiencies and personnel changes are also having a positive affect on Calvert's margins. Gross operating income in the Galvanizing Segment was up 40 percent over the same period last year due to the addition of Arizona Galvanizing as well as increased volumes in overall production. The Oil Field Products Segment showed a gross operating loss due to low volumes of production as compared to an operating income in the same period in 1994.

General corporate expenses for the period ending May 31, 1995, as compared to the same period in 1994, were down due to lower accruals for employee benefits and profit sharing expense.

Interest expense was higher for the period ending May 31, 1995, as compared to 1994 due to increased debt associated with the construction of Arizona Galvanizing and higher interest rates.



                          PART II. OTHER INFORMATION

                            AZTEC MANUFACTURING CO.

ITEM 2.  CHANGES IN SECURITIES
- ------------------------------

Title of Class - Common Stock, $1 par value

                               Number of    Common Stock    Capital in
                                 Shares     $1 Par Value   Excess of Par
                               ----------  --------------  -------------
Balance at February 28, 1995    5,741,260      $5,741,260     $9,219,998

Exercise of Stock Options           2,650      $    2,650     $    5,300

Balance at May 31, 1995         5,743,910      $5,743,910     $9,225,298


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(A)      EXHIBITS - The following exhibit is filed as part of this report:
                    10 - 0 Loan commitment letter from Marine Midland Business Loans Incorporated for $18.5 million.

(B) REPORTS ON FORM 8-K - There were no reports on Form 8-K filed for the three months ended May 31, 1995.

All other schedules and compliance information called for by the instructions for Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              AZTEC MANUFACTURING CO.
                                     -----------------------------------------
                                                    (Registrant)



Date:    June 29, 1995                        /s/Dana Perry
      ---------------------          -----------------------------------------
                                      Dana Perry, Vice President for Finance
                                      Chief Financial Officer

                                 EXHIBIT INDEX

                                                                   Sequentially
Exhibit                        Description                         Numbered Page
- -------                        -----------                         -------------
10 - 0    Loan commitment letter from Marine Midland Business Loans
          Incorporated