Form 10-Q/A
period 1995-05-31
AZTEC MANUFACTURING CO
filed 1995-08-11
CIK 8947

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q/A

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended:  May 31, 1995

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________________  to ____________________

                         Commission File Number 0-2733

                            AZTEC MANUFACTURING CO.
             (Exact name of registrant as specified in its charter)

      TEXAS                                                    75-0948250
- --------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation of organization)                             Identification No.)

      400 North Tarrant, Crowley, Texas                           76036
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:        (817) 297-4361
                                                   -----------------------------

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

                             YES   X      NO
                                 -----       ------

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                             Outstanding at May 31, 1995

      Common Stock, $1.00 Par Value                    5,743,910
      -----------------------------       ------------------------------------
                  Class                             Number of Shares

================================================================================

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               AZTEC MANUFACTURING CO.
                                     -----------------------------------------
                                                     (Registrant)



Date:    June 29, 1995                             /s/Dana Perry
      -----------------------        -------------------------------------------
                                      Dana Perry, Vice President for Finance
                                             Chief Financial Officer