Form 10-Q
period 1995-08-31
AZTEC MANUFACTURING CO
filed 1995-10-10
CIK 8947

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended:  August 31, 1995

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _________________  to _____________________


                         Commission File Number 0-2733
                            AZTEC MANUFACTURING CO.
            (Exact name of registrant as specified in its charter)


              TEXAS                                         75-0948250
--------------------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation of organization)                     Identification No.)

    400 North Tarrant, Crowley, Texas                         76036
--------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (817) 297-4361
                                                    ----------------------------
                                     NONE
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X      NO ______
                                -----

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                Outstanding at August 31, 1995

 Common Stock, $1.00 Par Value                            5,748,060
 -----------------------------                  ------------------------------
            Class                                      Number of Shares


================================================================================

                            AZTEC MANUFACTURING CO.


                                     INDEX
                                     -----

PART I.   Financial Information                                                    Page No.
          ---------------------                                                    --------

          Item 1. Financial Statements

                  Consolidated Condensed Balance Sheets at
                   August 31, 1995 and February 28, 1995                                3

                  Consolidated Condensed Statements of Income
                   Periods Ended August 31, 1995 and August 31, 1994                    4

                  Consolidated Condensed Statements of Cash Flow
                   Periods Ended August 31, 1995 and August 31, 1994                    5

                  Notes to Consolidated Condensed Financial
                   Statements                                                           6

                  Computation of Income per Common Share                                7

          Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                              8 - 9


PART II.  Other Information
          -----------------

          Item 2. Changes in Securities                                                 10

          Item 4. Submission of Matters to a Vote of Security Holders                   10

          Item 6. Exhibits and Reports on Form 8-K                                      10


SIGNATURES                                                                              11

                         ITEM I.  FINANCIAL STATEMENTS
                         PART I.  FINANCIAL INFORMATION

                            AZTEC MANUFACTURING CO.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                     8/31/95              2/28/95
ASSETS                                                              UNAUDITED             AUDITED
------------------------------------------------------           --------------       --------------
CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                                     $     52,969         $    192,764
   ACCOUNTS RECEIVABLE (NET OF ALLOWANCE)                           7,691,892           10,896,521
   INVENTORIES:
      RAW MATERIALS                                                 5,222,341            5,020,587
      WORK-IN-PROCESS                                               1,435,682            1,471,331
      FINISHED GOODS                                                  747,391              741,360

   PREPAID EXPENSES AND OTHER                                          54,400               97,217
                                                                 --------------       --------------
         TOTAL CURRENT ASSETS                                      15,204,675           18,419,780

PROPERTY, PLANT AND EQUIPMENT, NET                                 15,495,942           15,265,814
PROPERTY HELD FOR SALE, NET                                         1,990,893            2,038,288
INTANGIBLE ASSETS, NET                                              4,640,781            4,781,581
OTHER ASSETS                                                          286,167              285,704
                                                                 --------------       --------------
         TOTAL ASSETS                                            $ 37,618,458         $ 40,791,167
                                                                 ==============       ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------

CURRENT LIABILITIES
   LONG TERM DEBT DUE WITHIN ONE YEAR                            $  1,515,593         $  1,515,593
   ACCOUNTS PAYABLE                                                 3,872,398            4,131,414
   ACCRUED LIABILITIES                                              2,969,777            2,656,137
                                                                 --------------       --------------
         TOTAL CURRENT LIABILITIES                                  8,357,768            8,303,144

LONG-TERM DEBT DUE AFTER ONE YEAR                                   6,112,491           10,484,094
DEFERRED INCOME TAX                                                   627,856              627,856

SHAREHOLDERS' EQUITY:
   COMMON STOCK, $1 PAR VALUE
   SHARES AUTHORIZED - 25,000,000
   SHARES ISSUED - 5,748,060 and 5,741,260                          5,748,060            5,741,260

   CAPITAL IN EXCESS OF PAR VALUE                                   9,233,598            9,219,998

   RETAINED EARNINGS                                                7,538,685            6,414,815
                                                                 --------------       --------------
         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                $ 37,618,458         $ 40,791,167
                                                                 ==============       ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                8/31/95        8/31/94            8/31/95         8/31/94
                              UNAUDITED        UNAUDITED         UNAUDITED        UNAUDITED
                              ---------        ---------         ---------        ---------
NET SALES                     $ 11,332,351     $ 11,088,983      $  23,400,859    $  22,364,987

COSTS AND EXPENSES:
  COST OF SALES                  8,427,641        7,859,873         17,547,876       15,782,999
  SELLING/G & A EXPENSE          1,754,631        1,679,773          3,555,926        3,550,933
  INTEREST EXPENSE                 239,242          182,190            527,433          347,901
  OTHER (INCOME) EXPENSE           (44,864)         195,660           (119,362)         340,966
  RESEARCH & DEVELOPMENT            14,376            7,890             31,115           34,520
                              -------------    -------------     --------------   --------------
                                10,391,026        9,925,386         21,542,988       20,057,319
                              -------------    -------------     --------------   --------------

INCOME BEFORE
INCOME TAXES                       941,325        1,163,597          1,857,871        2,307,668

PROVISION FOR
INCOME TAXES                       371,845          458,759            734,011          910,665
                              -------------    -------------     --------------   --------------

NET INCOME                    $    569,480     $    704,838      $   1,123,860    $   1,397,003
                              =============    =============     ==============   ==============

INCOME PER SHARE:

NET INCOME FULLY DILUTED      $       0.10     $       0.12      $        0.20    $        0.24
                              =============    =============     ==============   ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                AUGUST 31, 1995

                                                                                 SIX MONTHS ENDING
                                                                              8/31/95         8/31/94
                                                                             UNAUDITED       UNAUDITED
                                                                             ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                                $  1,123,860    $  1,397,003

   ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED BY OPERATIONS:
      PROVISION FOR BAD DEBTS                                                      (5,868)        152,013
      AMORTIZATION AND DEPRECIATION                                             1,060,510         814,443
      GAIN ON SALE OR PROPERTY/PLANT/EQUIPMENT                                      1,596           2,152

      INCREASE (DECREASE) FROM CHANGES IN ASSETS & LIABILITIES:

      ACCOUNTS RECEIVABLE                                                       3,210,497        (155,596)
      INVENTORIES                                                                (172,136)       (825,986)
      PREPAID EXPENSES                                                             42,817          65,391
      OTHER ASSETS                                                                   (463)              0
      ACCOUNTS PAYABLE                                                           (259,016)      1,383,726
      ACCRUED LIABILITIES                                                         313,640          86,121
                                                                             -------------   -------------

   NET CASH PROVIDED BY OPERATIONS                                              5,315,437       2,919,267
                                                                             -------------   -------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:

   PURCHASE OF PROPERTY/PLANT/EQUIPMENT                                        (1,104,029)     (1,869,817)
                                                                             -------------   -------------

   NET CASH PROVIDED BY (USED FOR)                                             (1,104,029)     (1,869,817)
                                                                             -------------   -------------
   INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES:

   EXERCISE OF STOCK OPTIONS                                                       20,400         244,222
   REPAYMENT OF REVOLVING LOAN                                                 (3,645,472)              0
   PAYMENTS ON LONG TERM NOTES                                                   (726,131)     (1,247,814)
   DIVIDENDS PAID                                                                       0        (112,910)
                                                                             -------------   -------------

   NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                        (4,351,203)     (1,116,502)
                                                                             -------------   -------------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                   (139,795)        (67,052)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                      192,764         117,249
                                                                             -------------   -------------

CASH & CASH EQUIVALENTS, END OF PERIOD                                       $     52,969    $     50,197
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


2. In the opinion of Management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of August 31, 1995, and the results of operations and cash flows for the three-month periods ended August 31, 1995 and August 31, 1994.

3. The revolving loan and term notes are subject to a loan agreement which states that the Company must comply with various financial covenants including minimum requirements with regard to working capital, debt-to-net worth ratio, and cash flows. The Company is in compliance (or has obtained a waiver through August 31, 1995 for the event of noncompliance, including maintaining a debt coverage ratio less than the minimum ratio of 2.5 to 1) with these covenants as of August 31, 1995.

                            AZTEC MANUFACTURING CO.


                    COMPUTATION OF INCOME PER COMMON SHARE
                    --------------------------------------

============================================================================================================
                                                   THREE MONTHS ENDING              SIX MONTHS ENDING
                                              -------------------------------  -----------------------------
                                                    8/31/95       8/31/94           8/31/95      8/31/94
-----------------------------------------------------------------------------  -----------------------------
Net Income Applicable to Common Shares               $ 569,480     $ 704,838      $1,123,860     $1,397,003
-----------------------------------------------------------------------------  -----------------------------
Weighted Average Common And Common                   5,748,060     5,819,186       5,748,060      5,819,186
Equivalent Shares Outstanding
-----------------------------------------------------------------------------  -----------------------------
Income per Common Share Fully Diluted                $     .10     $     .12      $      .20     $      .24
-----------------------------------------------------------------------------  -----------------------------
Cash Dividend                                        $   - 0 -     $   - 0 -      $    - 0 -     $     .025
-----------------------------------------------------------------------------  -----------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Net Cash provided from operations for the six-month period ending August 31, 1995, was $5,315,000 compared to $2,919,000 during the same period in 1994. This increase is primarily the result of a reduction in outstanding receivables at the Calvert Company. Working capital on August 31, 1995, was $6,847,000, with a current ratio of 1.82 to 1.

Uses of cash during the period ended August 31, 1995, included the purchase of equipment in the amount of $1,104,000 and the repayment of bank debt in the amount of $4,372,000.

On September 5, 1995, the Company repurchased 232,397 shares of Aztec common Stock from an estate. These shares will be reported as Treasury Stock.

The Company has an $18,500,000 credit agreement with its current lender. This agreement is made up of a $10,000,000 revolving line of credit and a $8,500,000 term note.

The Company's primary sources of liquidity and capital resources in the near term will consist of cash flow from operations and available borrowings under the Company's revolving line of credit mentioned above. The Company's current availability under the total credit agreement is approximately $10,871,000.

                             RESULTS OF OPERATIONS
                             ---------------------

Consolidated net sales were up for the three-month and six-month periods ending August 31, 1995 as compared to the same periods in 1994. Net sales in the Electrical Products Segment were up 1 percent for the three-month period ending August 31, 1995 and were up 6 percent for the six-month period ending August 31, 1995, as compared to the same periods in 1994. Backlogs at each of the three companies that make up the Electrical Products Segment continue to improve. Net sales in the Company's Galvanizing Segment were up 25 and 31 percent for the three and six-month periods ending August 31, 1995, as compared to the same periods in 1994. These increases were due to higher volumes of steel processed as well as improved selling prices. The addition of Arizona Galvanizing, the Company's seventh galvanizer, also had a positive impact. Net sales in the Oil Field Products Segment were down 54 and 62 percent for the three and six-month periods ending August 31, 1995, as compared to the same periods in 1994. Depressed activity in the domestic Oil and Gas industry will continue to have an adverse affect on this segment.

Consolidated operating income for the three-month and six-month periods ending August 31, 1995, as compared to the same periods in 1994, were down 10 and 11 percent, respectively. Gross operating income in the Electrical Products Segment was down 2 and 7 percent for the three and six-month periods ending August 31, 1995, as compared to the same periods in 1994. The Calvert Company continues to improve as lower margin contracts are replaced in the backlog with higher margin contracts. Calvert should become a contributor to gross operating income in the last half of the year. The Galvanizing Segment's gross operating income was up 16 and 28 percent for the three and six-month periods ending August 31, 1995, as compared to the same periods in 1994. This increase was a result of improved volumes and selling prices as well as improved operating efficiencies. The Oil Field Products Segment showed a gross operating loss for the three and six-month periods ending August 31, 1995, as compared to an operating income in the same periods in 1994.

General corporate expenses for the three and six-month periods ending August 31, 1995, were down as compared to the same periods in 1994. These decreases were attributed to lower employee benefit and profit sharing expense, as well as interest income associated with a tax refund received.

Interest expense was higher for the periods ending August 31, 1995, as compared to 1994 due to increased debt associated with the construction of Arizona Galvanizing and higher interest rates.

                          PART II. OTHER INFORMATION

                            AZTEC MANUFACTURING CO.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

Title of Class - Common Stock, $1 par value

                                           Number of   Common Stock    Capital in
                                             Shares    $1 Par Value   Excess of Par
                                           ---------   ------------   -------------

Balance at February 28, 1995               5,741,260     $5,741,260      $9,219,998

Exercise of Stock Options                      6,800     $    6,800      $   13,600

Balance at August 31, 1995                 5,748,060     $5,748,060      $9,233,598

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Aztec Manufacturing Co,'s 1995 Annual Meeting held July 11, 1995.

(A) Messrs. Martin, Schumacher, and Downey were elected directors for a three-year term expiring at the 1998 Annual Meeting of Shareholders.

          Messrs. Johnson, Walker, Perry, Bowen, Richards and Ratliff all continued as directors after the meeting.

(B) Ernst & Young LLP was appointed auditors of the Company for the year ending February 29, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A) EXHIBITS - There were no exhibits filed with this 10-Q for the three-month period ended August 31, 1995.

(B) REPORTS ON FORM 8-K - There were no reports on Form 8-K filed for the three months ended August 31, 1995.

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







                                            AZTEC MANUFACTURING CO.
                                  ----------------------------------------------
                                                   (Registrant)





Date:  September 22, 1995                   /s/Dana Perry
      -------------------------   ----------------------------------------------
                                       Dana Perry, Vice President for Finance
                                       Chief Financial Officer