Form 10-Q
period 1995-11-30
AZTEC MANUFACTURING CO
filed 1996-01-10
CIK 8947

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarterly Period Ended:  November 30, 1995

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _______________________  to
      _____________________


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

                                         Outstanding at November 30, 1995

      Common Stock, $1.00 Par Value                  5,748,060
      -----------------------------       ------------------------------
                 Class                           Number of Shares


================================================================================

                            AZTEC MANUFACTURING CO.


                                     INDEX
                                     -----

PART I.  Financial Information                                         Page No.
         ---------------------                                         --------
         Item 1. Financial Statements

                 Consolidated Condensed Balance Sheets at
                  November 30, 1995 and February 28, 1995                   3

                 Consolidated Condensed Statements of Income
                  Periods Ended November 30, 1995 and November 30, 1994     4

                 Consolidated Condensed Statements of Cash Flow
                  Periods Ended November 30, 1995 and November 30, 1994     5

                 Notes to Consolidated Condensed Financial
                  Statements                                                6

                 Computation of Income per Common Share                     7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   8 - 9

PART II. Other Information
         -----------------
         Item 2. Changes in Securities                                     10

         Item 6. Exhibits and Reports on Form 8-K                          10


SIGNATURES                                                                 11

                         ITEM I.  FINANCIAL STATEMENTS
                        PART I.  FINANCIAL INFORMATION

                            AZTEC MANUFACTURING CO.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            11/30/95                2/28/95
ASSETS                                                      UNAUDITED               AUDITED
------------------------------------------               --------------         --------------
CURRENT ASSETS
 CASH AND CASH EQUIVALENTS                               $      52,961          $     192,764
 ACCOUNTS RECEIVABLE (NET OF  ALLOWANCE)                     9,941,558             10,896,521
 INVENTORIES:
    RAW MATERIALS                                            4,980,334              5,020,587
    WORK-IN-PROCESS                                          1,043,168              1,471,331
    FINISHED GOODS                                             700,421                741,360
 PREPAID EXPENSES AND OTHER                                     34,465                 97,217
                                                         --------------         --------------

      TOTAL CURRENT ASSETS                                  16,752,907             18,419,780

PROPERTY, PLANT AND EQUIPMENT, NET                          15,870,888             15,265,814
PROPERTY HELD FOR SALE, NET                                  1,958,198              2,038,288
INTANGIBLE ASSETS, NET                                       4,561,451              4,781,581
OTHER ASSETS                                                   320,014                285,704
                                                         --------------         --------------

      TOTAL ASSETS                                       $  39,463,458          $  40,791,167
                                                         ==============         ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------

CURRENT LIABILITIES
 LONG TERM DEBT DUE WITHIN ONE YEAR                      $   1,515,593          $   1,515,593
 ACCOUNTS PAYABLE                                            3,517,651              4,131,414
 ACCRUED LIABILITIES                                         3,692,807              2,656,137
                                                         --------------         --------------

      TOTAL CURRENT LIABILITIES                              8,726,051              8,303,144

LONG-TERM DEBT DUE AFTER ONE YEAR                            7,583,493             10,484,094
DEFERRED INCOME TAX                                            627,849                627,856

SHAREHOLDERS' EQUITY:
 COMMON STOCK, $1 PAR VALUE
 SHARES AUTHORIZED - 25,000,000
 SHARES ISSUED - 5,748,060 and 5,741,260 RESPECTIVELY        5,748,060              5,741,260
 CAPITAL IN EXCESS OF PAR VALUE                              9,233,598              9,219,998
 LESS:  TREASURY STOCK AT COST - 232,362 SHARES               (726,131)                     0
 RETAINED EARNINGS                                           8,270,538              6,414,815
                                                         --------------         --------------

      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY           $  39,463,458          $  40,791,167
                                                         ==============         ==============


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                11/30/95           11/30/94           11/30/95          11/30/94
                               UNAUDITED          UNAUDITED          UNAUDITED          UNAUDITED
                             --------------     --------------     --------------     --------------
NET SALES                    $  12,975,185      $  10,501,914      $  36,376,044      $  32,866,901

COSTS AND EXPENSES:
  COST OF SALES                  9,479,516          7,955,716         27,027,391         23,738,715
  SELLING/G & A EXPENSE          1,905,227          1,514,220          5,461,153          5,065,153
  INTEREST EXPENSE                 210,919            189,458            738,353            537,359
  OTHER (INCOME) EXPENSE           166,431            (55,134)            47,069            285,832
  RESEARCH & DEVELOPMENT             3,432              2,439             34,546             36,959
                             --------------     --------------     --------------     --------------

                                11,765,525          9,606,699         33,308,512         29,664,018
                             --------------     --------------     --------------     --------------

INCOME BEFORE
INCOME TAXES                     1,209,660            895,215          3,067,532          3,202,883

PROVISION FOR
INCOME TAXES                       477,797            353,629          1,211,809          1,264,294
                             --------------     --------------     --------------     --------------

NET INCOME                   $     731,863      $     541,586      $   1,855,723      $   1,938,589
                             ==============     ==============     ==============     ==============

INCOME PER SHARE:

NET INCOME FULLY DILUTED     $        0.13      $        0.09      $        0.33      $        0.33
                             ==============     ==============     ==============     ==============








SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               NOVEMBER 30, 1995

                                                                         NINE MONTHS ENDING
                                                                    11/30/95             11/30/94
                                                                   UNAUDITED            UNAUDITED
                                                                 --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                                      $   1,855,723        $   1,938,589

 ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH PROVIDED BY OPERATIONS:
  PROVISION (CREDIT) FOR BAD DEBTS                                     (56,668)             116,238
  AMORTIZATION AND DEPRECIATION                                      1,623,128            1,237,627
  GAIN ON SALE OR PROPERTY/PLANT/EQUIPMENT                                 397                2,153

  INCREASE (DECREASE) FROM CHANGES IN ASSETS & LIABILITIES:

  ACCOUNTS RECEIVABLE                                                1,011,631             (518,657)
  INVENTORIES                                                          509,355           (2,846,239)
  PREPAID EXPENSES                                                      62,752              112,279
  OTHER ASSETS                                                         (34,310)              23,644
  ACCOUNTS PAYABLE                                                    (613,763)           2,034,531
  ACCRUED LIABILITIES                                                1,036,670               52,327
                                                                 --------------       --------------

 NET CASH PROVIDED BY OPERATIONS                                     5,394,915            2,152,492
                                                                 --------------       --------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:

 PURCHASE OF PROPERTY/PLANT/EQUIPMENT                               (1,928,386)          (3,399,120)
                                                                 --------------       --------------

 NET CASH PROVIDED BY (USED FOR)                                    (1,928,386)          (3,399,120)
                                                                 --------------       --------------
 INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES:

 EXERCISE OF STOCK OPTIONS                                              20,400              244,222
 REPAYMENT OF REVOLVING LOAN                                        (1,795,570)           2,661,266
 PAYMENTS ON LONG TERM NOTES                                        (1,105,031)          (1,609,407)
 DIVIDENDS PAID                                                              0             (112,910)
 PURCHASE OF TREASURY STOCK                                           (726,131)                   0
                                                                 --------------       --------------

 NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES               (3,606,332)           1,183,171
                                                                 --------------       --------------

(DECREASE) IN CASH & CASH EQUIVALENTS                                 (139,803)             (63,457)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                           192,764              117,249
                                                                 --------------       --------------

CASH & CASH EQUIVALENTS, END OF PERIOD                           $      52,961        $      53,792
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


2. In the opinion of Management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of November 30, 1995, and the results of operations for the three-month and nine-month periods ended November 30, 1995 and November 30, 1994, and cash flows for the nine-month periods ended November 30, 1995 and November 30, 1994.

                            AZTEC MANUFACTURING CO.


                     COMPUTATION OF INCOME PER COMMON SHARE
                     --------------------------------------


===============================================================================================================
                                               THREE MONTHS ENDING                 NINE MONTHS ENDING
                                         ----------------------------------------------------------------------
                                            11/30/95         11/30/94          11/30/95            11/30/94
---------------------------------------------------------------------------------------------------------------
 Net Income Applicable to Common Shares      $ 731,863       $  541,586        $1,855,723          $1,938,589
---------------------------------------------------------------------------------------------------------------
 Weighted Average Common And Common          5,515,698        5,816,680         5,668,762           5,795,215
 Equivalent Shares Outstanding
---------------------------------------------------------------------------------------------------------------
 Income per Common Share Fully Diluted         $   .13          $   .09            $  .33             $   .33
---------------------------------------------------------------------------------------------------------------
 Cash Dividend                                 $ - 0 -          $ - 0 -           $ - 0 -             $  .025
---------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Net Cash provided from operations for the nine-month period ending November 30, 1995, was $5,395,000 compared to $2,152,000 during the same period in 1994. This increase is primarily the result of a reduction in outstanding receivables at the Calvert Company as well as a reduction in inventories. Working capital on November 30, 1995, was $8,027,000, with a current ratio of 1.92 to 1.

Uses of cash during the period ended November 30, 1995, included the purchase of fixed assets in the amount of $1,928,000 and the repayment of bank debt in the amount of $2,901,000. The Company also repurchased 232,362 shares of Aztec common Stock from an estate in the amount of $726,000.

The Company has an $18,500,000 credit agreement with its current lender. This agreement is made up of a $10,000,000 revolving line of credit and a $8,500,000 term note.

The Company's primary sources of liquidity and capital resources in the near term will consist of cash flow from operations and available borrowings under the Company's revolving line of credit mentioned above. The Company's current availability under the total credit agreement is approximately $9,400,000.

                            RESULTS OF OPERATIONS
                            ----------------------

Consolidated net sales were up for the three-month and nine-month periods ending November 30, 1995 as compared to the same periods in 1994. Net sales in the Electrical Products Segment were up 29 percent for the three-month period ending November 30, 1995 and were up 13 percent for the nine-month period ending November 30, 1995, as compared to the same periods in 1994. Backlogs in the Electrical Products Segment remained steady throughout the quarter. Net sales in the Company's Galvanizing Segment were up 34 and 32 percent for the three and nine-month periods ending November 30, 1995, as compared to the same periods in 1994. These increases were due to higher volumes of steel processed as well as improved selling prices. Net sales in the Oil Field Products Segment were down 45 and 58 percent for the three and nine-month periods ending November 30, 1995, as compared to the same periods in 1994. Depressed activity in the domestic Oil and Gas industry will continue to have an adverse affect on this segment.

Consolidated operating income for the three-month and nine-month periods ending November 30, 1995, as compared to the same periods in 1994, were up 37 and 2 percent, respectively. Gross operating income in the Electrical Products Segment was up 57 and 11 percent for the three and nine-month periods ending November 30, 1995, as compared to the same periods in 1994. The Calvert Company continues to improve as lower margin contracts are replaced in the backlog with higher margin contracts. The Galvanizing Segment's gross operating income was up 49 and 34 percent for the three and nine-month periods ending November 30, 1995, as compared to the same periods in 1994. This increase was a result of improved volumes and selling prices as well as improved operating efficiencies. The Oil Field Products Segment showed a gross operating loss of $63,000 and $206,000 for the three and nine month periods ending November 30, 1995 as compared to a gross operating profit of $238,000 and $1,083,000 for the same periods in 1994.

General corporate expenses for the three and nine-month periods ending November 30, 1995, were up as compared to the same periods in 1994. These increases were attributed to higher employee benefit and profit sharing expense, as well as increased selling expenses associated with higher volumes.

Interest expense was higher for the periods ending November 30, 1995, as compared to 1994 due to increased debt associated with the construction of Arizona Galvanizing and higher interest rates.

                           PART II. OTHER INFORMATION

                            AZTEC MANUFACTURING CO.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

Title of Class - Common Stock, $1 par value

                                                    Number of   Common Stock    Capital in
                                                      Shares    $1 Par Value   Excess of Par
                                                     --------   ------------   -------------
Balance at February 28, 1995                        5,741,260     $5,741,260      $9,219,998

Exercise of Stock Options                               6,800     $    6,800      $   13,600

Balance at November 30, 1995                        5,748,060     $5,748,060      $9,233,598


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A) EXHIBITS - There were no exhibits filed with this 10-Q for the three-month period ended November 30, 1995.

(B) REPORTS ON FORM 8-K - There were no reports on Form 8-K filed for the three months ended November 30, 1995.

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



                                               AZTEC MANUFACTURING CO.
                                    -----------------------------------------
                                                   (Registrant)



Date:    December 22, 1995                    /s/Dana Perry
      --------------------------    -----------------------------------------
                                      Dana Perry, Vice President for Finance
                                      Chief Financial Officer