Form 10-K
period 1996-02-29
AZTEC MANUFACTURING CO
filed 1996-05-23
CIK 8947

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                For the Fiscal Year Ended:   FEBRUARY 29, 1996

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                          Commission File No. 0-2733

                            AZTEC MANUFACTURING CO.
            (Exact name of registrant as specified in its charter)

            TEXAS                             75-0948250
   (State of incorporation)       (I.R.S. Employer Identification Number)

       400 NORTH TARRANT
         CROWLEY, TEXAS                           76036
(Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code:  (817) 297-4361

       Securities registered pursuant to section 12(b) of the act:  NONE

          Securities registered pursuant to section 12(g) of the act:

                              TITLE OF EACH CLASS
                              -------------------
                         COMMON STOCK, $1.00 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes  X   No
              ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
             ---

The aggregate market value of Common Stock held by non-affiliates on May 2, 1996, was approximately $31,309,530. As of May 2, 1996, there were 5,569,042 shares of Aztec Manufacturing Co. Common Stock $1.00 par value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part I, Part II and Part IV incorporate certain information by reference from the Registrant's Annual Report to Shareholders for the year ended February 29, 1996. Part III incorporates information by reference from the Proxy Statement for the 1996 Annual Meeting of Shareholders of Registrant.

================================================================================

                                    PART I

ITEM 1.  BUSINESS

Aztec Manufacturing Co. ("Aztec" or the "Company") was incorporated under the laws of the state of Texas on March 26, 1956. Aztec, through its subsidiaries, operates under three segments. These segments are Electrical Products, Galvanizing and Oil Field Products, which are discussed further below.

Aztec started in 1956 as an oil field-related company servicing oil field supply companies and steel mills. The Company was located in Fort Worth, Texas, but subsequently moved to Crowley, Texas. In 1965, Aztec diversified into the galvanizing industry and opened its first location in Crowley, Texas. Oil field operations were expanded with the opening of its Houston facility in 1967. Galvanizing operations were expanded with the formation of Aztec Industries in Jackson, Mississippi in 1969, the opening of a galvanizing facility in Houston in 1975, the acquisition of Automatic Processing in Moss Point, Mississippi and the formation of Aztec Mfg. Co. - Waskom in Waskom, Texas in 1986. Aztec added to its Oil Field Products Segment in 1986 with the purchase of Parks Machine, a job shop screw machine facility, located in Crowley, Texas. Aztec closed its Houston Tubing facility in 1989 due to the depressed domestic oil industry. The Electrical Products Segment was formed with the purchase of Rig-A-Lite Partnership, LTD. in Houston, Texas, in March 1990 and the acquisition of The Calvert Company located in Jackson, Mississippi, in September 1990. Aztec closed and liquidated Parks Machine in November 1992, due to the low level of oil field activity. Aztec added to its Electrical Products Segment with the acquisition of Atkinson Industries, Inc., in March 1993. Gulf Coast Galvanizing, Inc., located in Citronelle, Alabama, was acquired in January 1994. Aztec completed and opened in November 1994 a new galvanizing facility in Goodyear, Arizona, near Phoenix. Arkansas Galvanizing, Inc., located in Prairie Grove, Arkansas, is the Company's eighth galvanizing facility, and was acquired in February, 1996.

A three-year summary of sales, operating profit and identifiable assets by industry segment is included in Note 9 to the Consolidated Financial Statements on page 15 of the Registrant's 1996 Annual Report to Shareholders. Such information is hereby incorporated by reference.

Aztec provides services and manufacturing of products in the following areas:

ELECTRICAL PRODUCTS SEGMENT

This segment includes Rig-A-Lite, which manufactures and assembles lighting fixtures for hostile and hazardous environments in the industrial market. Rig-A-Lite also engages in the assembly and installation of electrical components and lighting fixtures on drilling rigs for the petroleum industry. Also in this segment is Calvert, which designs, manufactures and installs electrical bus duct systems for the power generation industry. A bus duct consists of insulated power conductors housed in a metal enclosure. Individual pieces of bus duct are arranged in whatever physical configuration that may be required to distribute electrical power to or from a generator, transformer, switching device or other electrical apparatus. Bus duct systems that can be provided are non-segregated phase, segregated phase and isolated phase styles with numerous amperage and voltage ratings. Atkinson Industries, Inc., was acquired in March, 1993 and added to Aztec's Electrical Products Segment. Atkinson, located in Pittsburg, Kansas, manufactures factory-fabricated electrical power centers and assemblies for the industrial and power generation industries. The market for Aztec's Electrical Products Segment is highly competitive and consists of a few large national companies, as well as numerous small independents. Competition is based primarily on product quality, range of product line, price and service. The Company believes that it can compete favorably with regard to each of these factors. Copper, aluminum and steel are the primary raw materials used in this segment and are readily available. This Segment's products are sold through manufacturers' representatives and its internal sales force. This Segment is not dependent on any single customer or limited number of customers for sales, and the loss of any single customer would not have a material adverse effect on revenues. Backlog of orders was approximately $7,600,000 at February 29, 1996, $9,100,000 at February 28, 1995, and $8,600,000 at February 28, 1994. All of
the fiscal 1995 backlog will be delivered in the next 18 months. Orders included in the backlog are represented by contracts and purchase orders that the Company believes to be firm. Historically, no material amount of orders included in the backlog has been canceled. The Company experiences no seasonal fluctuations in this segment's business nor does it follow any unusual practices relating to working capital items such as inventory and rights to return merchandise. Due dates of a portion of certain receivables are extended for periods of up to one year to insure customer satisfaction with the Company's product. The Company has established a $200,000 reserve at the end of fiscal 1996 against receivables for any possible loss of these receivables. The total number of employees in this segment is 241.

GALVANIZING SEGMENT

Custom hot-dip galvanizing service is provided for industries handling fabricated metal products. This process provides corrosion protection of fabricated steel for extended periods up to 50 years. Galvanizing is a highly competitive business. Aztec competes with other independent galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternate forms of corrosion protection such as paint. Market conditions are, therefore, highly competitive in pricing. Aztec is limited to some extent in its galvanizing market to areas within a close proximity of its existing locations, due to freight cost. Zinc is the principal raw material used in the galvanizing process and currently is readily available. Aztec has a broad customer base in galvanizing. No one customer represented as much as 10 percent of consolidated revenues. The backlog of galvanizing orders generally is nominal due to the short time requirement involved in the process. The Company experiences no seasonal fluctuations in this segment's business nor does it follow any unusual practices relating to working capital items such as inventory, rights to return merchandise, and extended payment terms to customers. Total employment in this segment is 202 persons.

OIL FIELD PRODUCTS SEGMENT

Aztec processes oil field tubing to the extent of upsetting, threading, testing and heat treating and also manufacturers oil field pup joints. The principal market is the oil industry, with distribution through supply houses, steel mills and other manufacturers in the metal fittings industry. This business is highly competitive and price sensitive, with competition coming from several small oil field tubing processors. The current depressed domestic oil and gas market has had an adverse effect on operations. The Company closed its Houston Tubing facility in March 1989, and currently is liquidating this facility. The low level of activity in the Company's screw machine operation prompted the Company to close this facility in November 1992. Steel is the principal raw material used in this segment and currently is readily available. Aztec has a limited customer base in this area, but no one customer represents as much as 10 percent of consolidated revenues. Backlog consisted of approximately $137,000 at February 29, 1996, $50,000 at February 28, 1995, and $447,000 at February 28,
1994, respectively. Backlogs are expected to be filled within the coming fiscal year. The Company experiences no seasonal fluctuations in this segment's business nor does it follow any unusual practices relating to working capital items such as inventory, rights to return merchandise, and extended payment terms to customers. Total employment in this segment is 51 persons.

GENERAL

In fiscal 1996, the Company did not introduce a new product line or a new industry segment or make public its intentions to introduce a new product or do business in a new industry segment.

There are no significant patents, trademarks, licenses, franchises or concessions. The Company does not have a material portion of business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government. There were no material amounts spent on research and development activities during the preceding three fiscal years.

ENVIRONMENTAL

The Company complies, in all material respects, with the relevant legislation and regulations affecting its operations and the discharge of wastes. The cost of compliance with such provisions and regulations during 1996 approximated $176,000. While the Company believes that it will continue to be able to operate profitably, increasing governmental regulations may continue to reduce its profitability. The Company has been named in environmental proceedings that are further described in Item 3 - Legal Proceedings.

EXECUTIVE OFFICERS OF THE REGISTRANT

                          Business Experience for Past Five Years;
    Name             Age     Position or Office with Registrant       Held Since
- -----------------    ---  ----------------------------------------    ----------

L. C. Martin          70  Chairman, President and Chief                   1958
                          Executive Officer

D. L. Perry           47  Vice President of Finance, Chief                1992
                          Financial Officer Assistant Secretary           1977

F. L. Wright, Jr.     55  Senior Vice President/Galvanizing Segment       1992
                          Vice President/Galvanizing Segment              1989
                          General Mgr./Galvanizing Segment                1987

R. O. Grosso          50  Vice President/Electrical Products Segment      1995

Each executive officer was elected by the Board of Directors to hold office until the next Annual Meeting or until his successor is elected. There are no family relationships between Executive Officers of the Registrant.

ITEM 2.    PROPERTIES

The following table sets forth information about the Company's principal facilities owned on February 29, 1996:

Location                   Acres  Sq. Footage  Segment/Occupant
- --------                   -----  -----------  ----------------
Crowley, Texas             152.0      7,772    Corporate Office
                                     25,600    Galvanizing
                                    193,245    Oil Field Products

Houston, Texas               8.7     25,800    Galvanizing
                            59.1    145,450    Oil Field Products (currently
                                               under contract to sell)*
                             5.4     67,440    Electrical Products

Waskom, Texas               10.6     30,400    Galvanizing

Moss Point, Mississippi     13.5     16,000    Galvanizing

Jackson, Mississippi         5.6     22,800    Galvanizing
                             5.1     36,160    Electrical Products

Pittsburg, Kansas           15.3     42,000    Electrical Products

Citronelle, Alabama         10.8     33,960    Galvanizing

Goodyear, Arizona          11.75     36,750    Galvanizing

Prairie Grove, Arkansas     11.5     34,000    Galvanizing

* The Company has a three year lease with a Purchase Option Agreement and a six month Option To Purchase Agreement to sell this idle facility.

ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS

In the course of its Galvanizing Operations, the Company is subject to occasional governmental proceedings and orders pertaining to noise, air emissions, and water discharges into the environment. As part of its continuing environmental program, the Company has complied with such proceedings and orders without any materially adverse effect on its business.

In August 1988, the Company received a letter from the Texas Water Commission ("TWC") regarding remedial actions at a chemical waste disposal site near Ranger, Texas. Records indicate the Company may have generated a portion of the waste placed at the site and therefore has been deemed by the TWC to be a potentially responsible party ("PRP"), with respect to the site under Texas Solid Waste Disposal Act, Chapter 361, Texas Health and Safety Code. The Company, together with other companies which also may have generated waste placed at the site, is participating with the TWC in a clean-up study at the site. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. It is the opinion of management, based on past experience, that the ultimate resolution of this contingency, to the extent not previously provided for, will not have a material adverse effect on the Company. No material adverse findings have resulted from the reviews to date.

Other than the matter described in the preceding paragraph, registrant is not a party to, nor is its property the subject of, any material pending legal proceedings. The registrant is involved in ordinary routine litigation incidental to business. For additional information relating to contingencies, see Note 10 to the Consolidated Financial Statements on page 16 of the Registrant's 1996 Annual Report to Shareholders.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of fiscal year ended February 29, 1996, to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock, $1.00 par value, of Registrant ("Common Stock") is traded in the over-the-counter market. The information contained under the caption "Stock Prices and Dividends Per Share" on Page 7 of Registrant's 1996 Annual Report to Shareholders is incorporated herein by reference.

The approximate number of holders of record of Common Stock of Registrant at May 2, 1996 was 1,413.


ITEM 6.  SELECTED FINANCIAL DATA

The information contained under the caption "Consolidated Summary of Operations and Other Financial Information" on page 6 of Registrant's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4, 5 and 6 of Registrant's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated balance sheets of Aztec Manufacturing Co. as of February 29, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 29, 1996 and the report of the independent auditors and the information required by item 302 of Regulation of S-K are on pages 7 through 16 of Registrant's 1996 Annual Report to Shareholders and are incorporated herein by reference.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) months ended February 29, 1996 or the subsequent interim period.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The information required by the item with regard to executive officers is included in Part I, Item 1 of this report under the heading "Executive Officers of the Registrant."

The other information required by the item is incorporated herein by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders.

                                     III-1

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1.  FINANCIAL STATEMENTS

The following financial statements and report of independent auditors have been incorporated herein by reference to pages 8 through 16 of Registrant's 1996 Annual Report to Shareholders.

                                                           Pages of 1996 Annual
                                                          Report to Shareholders
                                                          ----------------------
Report of Independent Auditors                                            7
Consolidated Balance Sheets as of February 29, 1996 and
   February 28, 1995                                                      8
Consolidated Statements of Income for the years ended
   February 29, 1996, February 28, 1995, and 1994                         9
Consolidated Statements of Shareholders' Equity for the
   years ended February 29, 1996, February 28, 1995, and 1994             9
Consolidated Statements of Cash Flows for the years ended
   February 29, 1996, February 28, 1995, and 1994                        10
Notes to Consolidated Financial Statements                            11-16


2.   FINANCIAL STATEMENT SCHEDULES

All schedules and compliance information have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.


3.   EXHIBITS

The following exhibits are filed as a part of this report:

3(i) - Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3(ii) - Bylaws including the amendment adopted by the Board of Directors of registrant on May 17, 1993.

10a - 1982 Incentive Stock Option Plan of Registrant (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 1984).

10b - Employees Benefit Plan and Trust of Aztec Manufacturing Co. (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1985).

10c - Amendment No. 1 to the Employees Benefit Plan and Trust of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10c of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1987).

10d - 1986 Incentive Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1986).

10e - Change In Control Agreement between Registrant and Mr. L. C. Martin dated March 1, 1986 (incorporated by reference to Exhibit 10e of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1987).

10g - 1988 Nonstatutory Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10g of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 1988).

10h - 1991 Incentive Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10h of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1991).

10i - 1991 Nonstatutory Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10i of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1991).

10j - Buy-Sell and Termination Agreement between Registrant and Mr. L.C. Martin dated January 27, 1994 (incorporated by reference to Exhibit 10j of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28,
1994).

13 - Annual Report to Shareholders for the fiscal year ended February 29, 1996 (including the Registrant Proxy Statement for the 1996 Annual Meeting of Shareholders).*

21  -  Subsidiaries of Registrant*.

23  -  Consent of Ernst & Young LLP*.

24  -  Power of Attorney*.

- -------------------
*Filed herewith.


(B)  REPORTS ON FORM 8-K

The Registrant filed a current report on Form 8-K dated February 21, 1995 (Item
2) to report the signing of a Stock Purchase Agreement between Arkansas Galvanizing, Inc. and Aztec Manufacturing Co.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AZTEC MANUFACTURING CO.
                                                  (Registrant)


Date:                                 By:
     ----------------------------        ---------------------------------------
                                          L. C. Martin, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.



- ----------------------------------  -------------------------------------------
L. C. Martin, Principal Executive   Dana L. Perry, Principal Accounting Officer,
Officer and Director                Principal Financial Officer, and Director



- ----------------------------------  -------------------------------------------
Robert H. Johnson, Director         Sam Rosen, Director



Dr. H. Kirk Downey*                 R. J. Schumacher*
- ----------------------------------  -------------------------------------------
Dr. H. Kirk Downey, Director        R. J. Schumacher, Director



Martin C. Bowen*                    John G. Richards*
- ----------------------------------  -------------------------------------------
Martin C. Bowen, Director           John G. Richards, Director



W.C. Walker*
- ----------------------------------
W. C. Walker, Director



*
- ----------------------------------
L. C. Martin, Attorney-in-Fact