Form 10-Q
period 1996-05-31
AZTEC MANUFACTURING CO
filed 1996-07-12
CIK 8947

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended: May 31, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to ___________________


                         Commission File Number 0-2733
                            AZTEC MANUFACTURING CO.
            (Exact name of registrant as specified in its charter)


                          TEXAS                                   75-0948250
- -----------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation of organization)                          Identification No.)

400 North Tarrant, Crowley, Texas                                    76036
- -----------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:           (817) 297-4361
                                                   --------------------------

                                    NONE
- -----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES   X      NO
                                      -----       -----

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                            Outstanding at May 31, 1996

 Common Stock, $1.00 Par Value                       5,850,489
 -----------------------------              ---------------------------
                Class                            Number of Shares

                            AZTEC MANUFACTURING CO.

                                     INDEX
                                     -----

PART I.     Financial Information                              Page No.
            ---------------------                              --------

 Item 1.    Financial Statements

                Consolidated Condensed Balance Sheets at
                  May 31, 1996 and February 29, 1996                  3

                Consolidated Condensed Statements of Income
                  Periods Ended May 31, 1996 and May 31, 1995         4

                Consolidated Condensed Statements of Cash Flow
                  Periods Ended May 31, 1996 and May 31, 1995         5

                Notes to Consolidated Condensed Financial
                  Statements                                          6

                Computation of Income per Common Share                7

 Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 8


PART II. Other Information
         -----------------

 Item 2.    Changes in Securities                                     9

 Item 6.    Exhibits and Reports on Form 8-K                          9


SIGNATURES                                                            10

EXHIBIT INDEX                                                         11

EXHIBIT 10-P    Loan Agreement with Bank of America                12-64


                        ITEM I.  FINANCIAL STATEMENTS
                        PART I.  FINANCIAL INFORMATION

                            AZTEC MANUFACTURING CO.
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                  5/31/96              2/29/96
ASSETS                                                           UNAUDITED             AUDITED
- ----------------------------------------                    ---------------       --------------

CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                                  $    167,156         $    416,223
   ACCOUNTS RECEIVABLE (NET OF ALLOWANCE)                        9,095,189            9,483,471
   INVENTORIES:
      RAW MATERIALS                                              4,582,768            4,934,538
      WORK-IN-PROCESS                                            1,177,708              991,197
      FINISHED GOODS                                               741,932              746,813
   PREPAID EXPENSES AND OTHER                                      115,556              192,047
                                                            ---------------       --------------

         TOTAL CURRENT ASSETS                                 $ 15,880,309         $ 16,764,289

PROPERTY, PLANT AND EQUIPMENT, NET                              16,778,683           16,824,952
PROPERTY HELD FOR SALE, NET                                      1,483,562            1,504,756
INTANGIBLE ASSETS, NET                                           7,207,136            7,292,973
OTHER ASSETS                                                       234,340              234,340
                                                            ---------------       --------------

         TOTAL ASSETS                                         $ 41,584,030         $ 42,621,310
                                                            ===============       ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
- ----------------------------------------

CURRENT LIABILITIES
   LONG TERM DEBT DUE WITHIN ONE YEAR                         $  1,558,926         $  1,558,926
   ACCOUNTS PAYABLE                                              4,165,513            4,077,754
   ACCRUED LIABILITIES                                           4,007,799            3,248,920
                                                            ---------------       --------------

         TOTAL CURRENT LIABILITIES                            $  9,732,238         $  8,885,600

LONG-TERM DEBT DUE AFTER ONE YEAR                                6,389,711            9,516,472
DEFERRED INCOME TAX                                              1,058,993            1,058,993

SHAREHOLDERS' EQUITY:
   COMMON STOCK, $1 PAR VALUE
       SHARES AUTHORIZED - 25,000,000
       SHARES ISSUED - 5,850,489 and 5,772,895                   5,850,489            5,772,895
   CAPITAL IN EXCESS OF PAR VALUE                                9,505,563            9,283,268
   RETAINED EARNINGS                                             9,773,167            8,830,213
   LESS COMMON STOCK HELD IN TREASURY
       (232,362 SHARES AT COST)                                   (726,131)            (726,131)
                                                            ---------------       --------------

         TOTAL SHAREHOLDERS EQUITY                              24,403,088           23,160,245
                                                            ---------------       --------------

         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $ 41,584,030         $ 42,621,310
                                                            ===============       ==============


    SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                THREE MONTHS ENDED
                                            5/31/96           5/31/95
                                           UNAUDITED         UNAUDITED
                                         --------------    --------------

NET SALES                                $ 14,235,597      $ 12,068,508

COSTS AND EXPENSES:
  COST OF SALES                            10,217,480         9,120,235
  SELLING/G & A EXPENSE                     2,054,695         1,801,295
  INTEREST EXPENSE                            228,214           288,191
  OTHER (INCOME) EXPENSE                      157,983           (74,498)
  RESEARCH & DEVELOPMENT                       18,672            16,738
                                         --------------    --------------

                                         $ 12,677,044      $ 11,151,961
                                         --------------    --------------


INCOME BEFORE INCOME TAXES                  1,558,553           916,547
PROVISION FOR INCOME TAXES                    615,511           362,167
                                         --------------    --------------

NET INCOME                               $    943,042      $    554,380
                                          =============    ==============

INCOME PER SHARE:
INCOME PER SHARE - PRIMARY                       0.17              0.10
INCOME PER SHARE - FULLY DILUTED         $       0.16      $       0.10
                                         ==============    ==============


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW


                                                                THREE MONTHS ENDING
                                                             5/31/96           5/31/95
                                                            UNAUDITED         UNAUDITED
                                                          --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                             $    943,042      $    554,380

   ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED BY OPERATIONS:
      PROVISION FOR BAD DEBTS                                  115,253            74,500
      AMORTIZATION AND DEPRECIATION                            656,065           522,645
      GAINS ON SALE OF PROPERTY                                  1,310                 0

      INCREASE (DECREASE) FROM CHANGES IN ASSETS & LIABILITIES:

      ACCOUNTS RECEIVABLE                                      273,029         1,976,852
      INVENTORIES                                              170,140            54,589
      PREPAID EXPENSE                                           76,491            11,627
      OTHER ASSETS                                                (587)                0
      ACCOUNTS PAYABLE                                          87,759          (624,031)
      ACCRUED LIABILITIES                                      758,880           152,674
                                                          --------------    --------------

   NET CASH PROVIDED BY OPERATIONS                           3,081,382         2,723,236
                                                          --------------    --------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:

   PURCHASE OF PROPERTY/PLANT/EQUIPMENT                       (503,488)         (453,314)
                                                          --------------    --------------

   NET CASH PROVIDED BY (USED FOR)
   INVESTING ACTIVITIES                                       (503,488)         (453,314)
                                                          --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   EXERCISE OF STOCK OPTIONS                                   299,888             7,950
   CHANGE IN REVOLVING LOAN                                 (2,747,862)       (1,935,642)
   PAYMENTS ON LONG TERM NOTES                                (378,899)         (347,232)
   DIVIDENDS PAID                                                  (88)         (114,825)
                                                          --------------    --------------

   NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES     (2,826,961)       (2,389,749)
                                                          --------------    --------------

(DECREASE) IN CASH & CASH EQUIVALENTS                         (249,067)         (119,827)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                   416,223           192,764
                                                          --------------    --------------

CASH & CASH EQUIVALENTS, END OF PERIOD                    $    167,156      $     72,937
                                                          ==============    ==============



    SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------

                  Summary of Significant Accounting Policies
                  ------------------------------------------


1. A summary of the Company's significant accounting policies is presented on Page 11 of its 1996 Annual Shareholders' Report.

2. In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of May 31, 1996, and the results of operations and cash flows for the three-month periods ended May 31, 1996 and May 31, 1995.

3. The Company arranged a new credit facility with a new lender effective July 1, 1996. The arrangement is discussed in Management's Discussion and Analysis of Financial Conditions. The facility included a $10 million term note for 6 years at a fixed rate of 7.86 percent and a $10 million revolving note for 3 years at LIBOR plus 1 percent.

4. The Company purchased all of the stock of Arkansas Galvanizing in February 1996 for approximately $4.2 million in cash and the assumption of approximately $0.8 million in liabilities. The acquisition was accounted for under the purchase method of accounting.

                            AZTEC MANUFACTURING CO.

                     Computation of Income Per Common Share
                     --------------------------------------





                                      ------------------------------------------
                                                THREE MONTHS ENDING
                                      ------------------------------------------
                                             MAY 31, 1996  MAY 31, 1995
- --------------------------------------------------------------------------------

Net Income Applicable to Common Shares          $ 943,042     $ 554,380
- --------------------------------------------------------------------------------
Weighted Average Common And Common              5,582,926     5,743,910
Equivalent Shares Outstanding
- --------------------------------------------------------------------------------
Income per Common Share: Primary                $.17          $.10
Income per Common Share: Fully Diluted          $.16          $.10
- --------------------------------------------------------------------------------
Cash Dividend                                   $- 0 -        $- 0 -
- --------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Net cash provided by operations for the three-month period ending May 31, 1996 was $3,081,000 compared to $2,723,236 during the same period in 1995. Working capital on May 31, 1996, was $6,148,000, with a current ratio of 1.63 to 1.

Uses of cash during the period ended May 31, 1996 included the purchase of equipment in the amount of $503,000 and the repayment of bank debt in the amount of $3,127,000.

The Company arranged a new credit facility with a new lender effective July 1, 1996. This agreement is made up of a three year $10,000,000 revolving line of credit and a six year $10,000,000 term note. The revolving line of credit will
be used for future acquisitions and working capital.   The term note will be
used to repay the $8,000,000 total outstanding under the former facility, with the balance available for future acquisitions and working capital purposes.

The Company's primary sources of liquidity and capital resources in the near term will consist of cash flow from operations and available borrowings under the Company's new credit facility mentioned above. After July 1, 1996, the Company's current availability under the credit facility will be approximately $10,000,000.

                             RESULTS OF OPERATIONS
                             ---------------------

Consolidated net sales for the period ending May 31, 1996 as compared to the same period in 1995 were up approximately $2,167,000, an 18 percent increase. Net sales in the Electrical Products Segment, as compared to the same period in
1995, were flat.   Net sales in the Company's Galvanizing Segment were up 49
percent over the same period in 1995, due to the addition of Arkansas Galvanizing, as well as increased overall volumes of production. Net sales in the Oil Field Products Segment were up as compared to the same period in 1995, by 39 percent. This increase in revenue was attributable to unexpectedly higher prices of crude oil and natural gas which stimulated drilling activity.

Consolidated operating income (net sales less cost of sales) for the period ending May 31, 1996, as compared to the same period in 1995, was up 36 percent. Gross operating income in the Electrical Products Segment was up due to operating cost efficiencies previously instituted by management. Gross operating income in the Galvanizing Segment was up 41 percent over the same period last year due to the addition of Arkansas Galvanizing as well as increased volumes in overall production. The Oil Field Products Segment showed a lower gross operating loss as compared to the same period in 1995.

General corporate expenses for the period ending May 31, 1996, as compared to the same period in 1995, were up due to higher accruals for employee benefits and profit sharing expense.

Interest expense was lower for the period ending May 31, 1996, as compared to 1995, due to reduced debt and lower interest rates.

                          PART II. OTHER INFORMATION

                            AZTEC MANUFACTURING CO.

Item 2.  Changes in Securities
- ------------------------------

Title of Class - Common Stock, $1 par value

                                              Number of    Common Stock      Capital in
                                                Shares     $1 Par Value    Excess of Par
                                               --------   --------------  --------------
Balance at February 29, 1996                 5,772,895       $5,772,895       $9,283,268

Exercise of Stock Options                       77,594        $  77,594        $ 222,295

Balance at May 31, 1996                      5,850,489       $5,850,489       $9,505,563


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(A)     Exhibits - The following exhibit is filed as part of this report:
              10 - P  Loan agreement with Bank of America for $20 million.

(B)     Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended May 31, 1996.

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



                                           AZTEC MANUFACTURING CO.
                                     ----------------------------------
                                                 (Registrant)



Date:  June 28, 1996                       /s/Dana Perry
     -----------------------         ---------------------------------
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

10 - P             Loan agreement with Bank of America
                   Incorporated