Form 10-Q
period 1996-08-31
AZTEC MANUFACTURING CO
filed 1996-10-04
CIK 8947

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended:  August 31, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____________________ to ___________________


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

                                  YES   X      NO
                                      -----      -----

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                             Outstanding at August 31, 1996

 Common Stock, $1.00 Par Value                          5,998,614
 -----------------------------            ------------------------------------
            Class                                   Number of Shares

                            AZTEC MANUFACTURING CO.


                                   INDEX
                                   -----


PART I.   Financial Information                                  Page No.
          ---------------------                                  --------

 Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets at
             August 31, 1996 and February 29, 1996                     3

          Consolidated Condensed Statements of Income
             Periods Ended August 31, 1996 and August 31, 1995         4

          Consolidated Condensed Statements of Cash Flow
             Periods Ended August 31, 1996 and August 31, 1995         5

          Notes to Consolidated Condensed Financial
             Statements                                                6

          Computation of Income per Common Share                       7

 Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     8-9


PART II.  Other Information
          -----------------

 Item 2.  Changes in Securities                                       10

 Item 4.  Submission of Matters to a Vote of Security Holders         10

 Item 6.  Exhibits and Reports on Form 8-K                            10


SIGNATURES                                                            11

                        PART I.  FINANCIAL INFORMATION
                        ITEM I.  FINANCIAL STATEMENTS

                            AZTEC MANUFACTURING CO.
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                     8/31/96              2/29/96
ASSETS                                              UNAUDITED             AUDITED
--------------------------------------            --------------      --------------
CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                      $    2,149,629      $      416,223
   ACCOUNTS RECEIVABLE (NET OF ALLOWANCE)              9,051,901           9,483,471
   INVENTORIES:
      RAW MATERIALS                                    4,627,713           4,934,538
      WORK-IN-PROCESS                                    818,121             991,197
      FINISHED GOODS                                     705,129             746,813
   PREPAID EXPENSES AND OTHER                             68,695             192,047
                                                  --------------      --------------
         TOTAL CURRENT ASSETS                     $   17,421,188      $   16,764,289

PROPERTY, PLANT AND EQUIPMENT, NET                    16,684,644          16,824,952
PROPERTY HELD FOR SALE, NET                            1,404,866           1,504,756
INTANGIBLE ASSETS, NET                                 7,097,599           7,292,973
OTHER ASSETS                                             534,341             234,340
                                                  --------------      --------------
         TOTAL ASSETS                             $   43,142,638      $   42,621,310
                                                  ==============      ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------

CURRENT LIABILITIES
   LONG TERM DEBT DUE WITHIN ONE YEAR             $    1,716,667      $    1,558,926
   ACCOUNTS PAYABLE                                    2,418,194           4,077,754
   ACCRUED LIABILITIES                                 3,542,797           3,248,920
                                                  --------------      --------------
         TOTAL CURRENT LIABILITIES                $    7,677,658      $    8,885,600

LONG-TERM DEBT DUE AFTER ONE YEAR                      8,480,555           9,516,472
DEFERRED INCOME TAX                                    1,058,993           1,058,993

SHAREHOLDERS' EQUITY:
   COMMON STOCK, $1 PAR VALUE
       SHARES AUTHORIZED - 25,000,000
       SHARES ISSUED - 5,998,614 and 5,772,895         5,998,614           5,772,895
   CAPITAL IN EXCESS OF PAR VALUE                      9,954,388           9,283,268
   RETAINED EARNINGS                                  10,698,561           8,830,213
   LESS COMMON STOCK HELD IN TREASURY
       (232,362 SHARES AT COST)                         (726,131)           (726,131)
                                                  --------------      --------------
         TOTAL SHAREHOLDERS' EQUITY               $   25,925,432      $   23,160,245
                                                  --------------      --------------
         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY $   43,142,638      $   42,621,310
                                                  ==============      ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                         8/31/96          8/31/95         8/31/96         8/31/95
                                         UNAUDITED        UNAUDITED       UNAUDITED       UNAUDITED
                                        ------------     ------------    ------------    ------------
NET SALES                               $ 13,889,096     $ 11,332,351    $ 28,124,693    $ 23,400,859

COSTS AND EXPENSES:
  COST OF SALES                            9,977,112        8,427,641      20,194,592      17,547,876
  SELLING/G & A EXPENSE                    1,964,538        1,754,631       4,019,233       3,555,926
  INTEREST EXPENSE                           261,296          239,242         489,510         527,433
  OTHER (INCOME) EXPENSE                     126,946          (44,864)        284,929        (119,362)
  RESEARCH & DEVELOPMENT                      30,390           14,376          49,062          31,115
                                        ------------     ------------    ------------    ------------
                                        $ 12,360,282     $ 10,391,026    $ 25,037,326    $ 21,542,988
                                        ------------     ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                 1,528,814          941,325       3,087,367       1,857,871
PROVISION FOR INCOME TAXES                   603,420          371,845       1,218,931         734,011
                                         -----------      -----------     -----------     -----------
NET INCOME                               $   925,394      $   569,480     $ 1,868,436     $ 1,123,860
                                         ===========      ===========     ===========     ===========
INCOME PER SHARE:
INCOME PER SHARE - PRIMARY               $      0.16      $      0.10     $      0.33     $      0.20
INCOME PER SHARE- FULLY DILUTED          $      0.16      $      0.10     $      0.32     $      0.20
                                         ===========      ===========     ===========     ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW


                                                             SIX MONTHS ENDING
                                                         8/31/96           8/31/95
                                                        UNAUDITED         UNAUDITED
                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                         $  1,868,436      $  1,123,860

   ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED BY OPERATIONS:
      PROVISION FOR BAD DEBTS                              198,610            (5,868)
      AMORTIZATION AND DEPRECIATION                      1,321,637         1,060,510
      GAINS ON SALE OF PROPERTY                              1,310             1,596

   INCREASE (DECREASE) FROM CHANGES IN ASSETS & LIABILITIES:

      ACCOUNTS RECEIVABLE                                  232,960         3,210,497
      INVENTORIES                                          521,585          (172,136)
      PREPAID EXPENSE                                      123,352            42,817
      OTHER ASSETS                                           5,324              (463)
      ACCOUNTS PAYABLE                                  (1,659,560)         (259,016)
      ACCRUED LIABILITIES                                  293,878           313,640
                                                      ------------      ------------
   NET CASH PROVIDED BY OPERATIONS                       2,907,532         5,315,437
                                                      ------------      ------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
   PURCHASE OF INVESTMENTS                                (300,000)                0
   PURCHASE OF PROPERTY/PLANT/EQUIPMENT                   (892,700)       (1,104,029)
                                                      ------------      ------------
   NET CASH USED FOR
   INVESTING ACTIVITIES                                 (1,192,700)       (1,104,029)
                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   EXERCISE OF STOCK OPTIONS                               896,839            20,400
   CHANGE IN REVOLVING LOAN                             (6,420,378)       (3,645,472
   PAYMENTS ON LONG TERM NOTES                           5,542,113          (726,131)
                                                      ------------      ------------
   NET CASH PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES                                   18,574        (4,351,203)
                                                      ------------      ------------
INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS           1,733,406          (139,795)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD               416,223           192,764
                                                      ------------      ------------
CASH & CASH EQUIVALENTS, END OF PERIOD                $  2,149,629      $     52,969
                                                      ============      ============

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

2. In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of August 31, 1996, and the results of operations and cash flows for the three-month and six-month periods ended August 31, 1996 and August 31, 1995.

3. The Company arranged a new credit facility with a new lender effective July 1, 1996. The arrangement is discussed in Management's Discussion and Analysis of Financial Conditions. The facility included a $10 Million term note for 6 years at a fixed rate of 7.86 percent and a $10 million revolving note for 3 years at LIBOR plus 1 percent.

                            AZTEC MANUFACTURING CO.

                    COMPUTATION OF INCOME PER COMMON SHARE
                    --------------------------------------




                                           THREE MONTHS ENDING      SIX MONTHS ENDING
========================================================================================
                                             8/31/96     8/31/95     8/31/96     8/31/95
========================================================================================
Net Income Applicable to Common Shares    $  925,394  $  569,480  $1,868,436  $1,123,860
========================================================================================
Weighted Average Common and Common         5,826,376   5,748,060   5,826,376   5,748,060
Equivalent Shares Outstanding
========================================================================================
Income Per Common Share: Primary               $ .16       $ .10       $ .33       $ .20
Income Per Common Share: Fully Diluted         $ .16       $ .10       $ .32       $ .20
========================================================================================
Cash Dividend                                  $   0       $   0       $   0       $ .03
========================================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Net cash provided from operations for the six-month period ending August 31, 1996 was $2,908,000 compared to $5,315,000 during the same period in 1995. Working capital on August 31, 1996, was $9,744,000, with a current ratio of 2.27 to 1.

Uses of cash during the period ended August 31, 1996 included the purchase of equipment in the amount of $1,193,000 and the repayment of bank debt. Cash generated from the exercise of stock options amounted to $897,000.

The Company arranged a new credit facility with a new lender effective July 1, 1996. This agreement is made up of a three year $10,000,000 revolving line of credit and a six year $10,000,000 term note. The revolving line of credit will be used for future acquisitions and working capital.

The Company's primary sources of liquidity and capital resources in the near term will consist of cash flow from operations and available borrowings under the Company's credit facility mentioned above. The Company's current availability under the credit facility is approximately $10,000,000.

                             RESULTS OF OPERATIONS
                            ----------------------

Consolidated net sales were up for the three-month and six-month periods ending August 31, 1996 as compared to the same periods in 1995. Net sales in the Electrical Products Segment were up 14 percent for the three-month period ending August 31, 1996 and 6 percent for the six-month period ending August 31, 1996, as compared to the same periods in 1995. Backlogs at each of the three companies that make up the Electrical Products Segment continue to improve.
Net sales in the Company's Galvanizing Segment were up 38 and 43 percent for the three and six-month periods ending August 31, 1996, as compared to the same periods in 1995. These increases were due to higher volumes of steel processed as well as improved selling prices. The addition of Arkansas Galvanizing, the Company's eighth galvanizer, also had a positive impact. Net sales in the Oil Field Products Segment were up 22 and 30 percent for the three and six-month periods ending August 31, 1996, as compared to the same periods in 1995. This can be accounted for by higher prices of crude oil and natural gas.

Consolidated operating income for the three-month and six-month periods ending August 31, 1996, as compared to the same periods in 1995, was up 35 and 36 percent, respectively. Gross operating income in the Electrical Products Segment was up 28 for the three and six-month periods ending August 31, 1996, as compared to the same periods in 1995. The Calvert Company continues to improve as lower margin contracts are replaced in the backlog with higher margin contracts. The Galvanizing Segment's gross operating income was up 41 percent for the three and six-month periods ending August 31, 1996 as compared the same periods in 1995. This increase was a result of improved volumes and selling prices as well as improved operating efficiencies. The addition of Arkansas Galvanizing also had a positive impact on margins. The Oil Field Products Segment showed a lower gross operating loss for the three and six-month periods ending August 31, 1996, as compared to the same periods in 1995.

General corporate expenses for the three month and six month periods ending August 31, 1996, as compared to the same periods in 1995, were up due to higher accruals for employee benefits and profit sharing expense.

Interest expense was lower for the six month period ending August 31, 1996, as compared to 1995, due to reduced debt and lower interest rates.

                          PART II. OTHER INFORMATION

                            AZTEC MANUFACTURING CO.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

Title of Class - Common Stock, $1 par value

                                       Number of   Common Stock   Capital in
                                        Shares     $1 Par Value  Excess of Par
                                       ----------  ------------  -------------

Balance at February 29, 1996           5,772,895   $ 5,772,895   $ 9,283,268

Exercise of Stock Options                225,719   $   225,719   $   671,120

Balance at August 31, 1996             5,998,614   $ 5,998,614   $ 9,954,388


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
Aztec Manufacturing Co.'s 1996 Annual Meeting held July 9, 1996.

(A) Messrs. Bowen, Richards, and Rosen were elected directors for a three-year term expiring at the 1999 Annual Meeting of Shareholders.

     Messrs. Johnson, Walker, Perry, Martin, Schumacher, and Downey all continued as directors after the meeting.

(B) Ernst & Young LLP was appointed auditors of the Company for the year ending February 28, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A) EXHIBITS - There were no exhibits filed with this 10-Q for the six-months ended August 31, 1996.

(B) REPORTS ON FORM 8-K - There were no reports on Form 8-K filed for the six months ended August 31, 1996.

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



                                                AZTEC MANUFACTURING CO.
                                         -------------------------------------
                                                      (Registrant)



Date:    September 20, 1996                         /s/Dana Perry
      ------------------------------     --------------------------------------
                                         Dana Perry, Vice President for Finance
                                         Chief Financial Officer



                                 EXHIBIT INDEX