Form 10-Q
period 1996-11-30
AZTEC MANUFACTURING CO
filed 1997-01-15
CIK 8947

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the Quarterly Period Ended:  November 30, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ______________ to ______________


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

                                  YES   X      NO
                                      -----       -----

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                            Outstanding at November 30, 1996

 Common Stock, $1.00 Par Value                          6,089,244
 -----------------------------              ---------------------------------
           Class                                    Number of Shares

                            AZTEC MANUFACTURING CO.


                                     INDEX
                                     -----

PART I.     Financial Information                                  Page No.
            ---------------------                                  --------

Item 1.     Financial Statements

               Consolidated Condensed Balance Sheets at
                November 30, 1996 and February 29, 1996                   3

               Consolidated Condensed Statements of Income
                Periods Ended November 30, 1996 and November 30, 1995     4

               Consolidated Condensed Statements of Cash Flow
                Periods Ended November 30, 1996 and November 30, 1995     5

               Notes to Consolidated Condensed Financial
                Statements                                                6

               Computation of Income per Common Share                     7

 Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     8-9

PART II.    Other Information
            -----------------

 Item 2.    Changes in Securities                                        10

 Item 6.    Exhibits and Reports on Form 8-K                             10


SIGNATURES                                                               11

                        PART I.  FINANCIAL INFORMATION
                        ITEM I.  FINANCIAL STATEMENTS

                            AZTEC MANUFACTURING CO.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              11/30/96            2/29/96
ASSETS                                                       UNAUDITED            AUDITED
----------------------------------                         --------------      -------------
CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                                $   5,382,048      $     416,223
   ACCOUNTS RECEIVABLE (NET OF ALLOWANCE)                       8,684,627          9,483,471
   INVENTORIES:
      RAW MATERIALS                                             4,415,848          4,934,538
      WORK-IN-PROCESS                                             887,251            991,197
      FINISHED GOODS                                              851,679            746,813
   PREPAID EXPENSES AND OTHER                                      21,789            192,047
                                                            --------------     --------------

         TOTAL CURRENT ASSETS                               $  20,243,242      $  16,764,289

PROPERTY, PLANT AND EQUIPMENT, NET                             16,775,663         16,824,952
PROPERTY HELD FOR SALE, NET                                       398,971          1,504,756
INTANGIBLE ASSETS, NET                                          6,983,112          7,292,973
OTHER ASSETS                                                      534,340            234,340
                                                            --------------     --------------

         TOTAL ASSETS                                       $  44,935,328      $  42,621,310
                                                            ==============     ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   LONG TERM DEBT DUE WITHIN ONE YEAR                       $   1,716,667      $   1,558,926
   ACCOUNTS PAYABLE                                             3,016,978          4,077,754
   ACCRUED LIABILITIES                                          3,756,089          3,248,920
                                                            --------------     --------------

         TOTAL CURRENT LIABILITIES                          $   8,489,734      $   8,885,600

LONG-TERM DEBT DUE AFTER ONE YEAR                               8,013,888          9,516,472
DEFERRED INCOME TAX                                             1,058,993          1,058,993

SHAREHOLDERS' EQUITY:
   COMMON STOCK, $1 PAR VALUE
       SHARES AUTHORIZED - 25,000,000
       SHARES ISSUED - 6,089,244 and 5,772,895                  6,089,244          5,772,895
   CAPITAL IN EXCESS OF PAR VALUE                              10,176,885          9,283,268
   RETAINED EARNINGS                                           11,832,715          8,830,213
   LESS COMMON STOCK HELD IN TREASURY
       (232,362 SHARES AT COST)                                  (726,131)          (726,131)
                                                            --------------     --------------
         TOTAL SHAREHOLDERS' EQUITY                         $  27,372,713      $  23,160,245
                                                            --------------     --------------
         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY           $  44,935,328      $  42,621,310
                                                            ==============     ==============



    SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            11/30/96            11/30/95         11/30/96           11/30/95
                                            UNAUDITED           UNAUDITED        UNAUDITED          UNAUDITED
                                          -------------      -------------     -------------      -------------
NET SALES                                 $  14,287,180      $  12,975,185     $  42,411,873      $  36,376,044

COSTS AND EXPENSES:
  COST OF SALES                              10,370,522          9,479,516        30,565,114         27,027,391
  SELLING/G & A EXPENSE                       1,993,807          1,908,659         6,062,102          5,495,699
  INTEREST EXPENSE                              197,089            210,919           686,600            738,353
  OTHER (INCOME) EXPENSE                       (149,113)           166,431           135,815             47,069
                                          -------------      -------------     -------------      -------------

                                          $   12,412,305     $   11,765,525    $   37,449,631     $   33,308,512
                                          -------------      -------------     -------------      -------------


INCOME BEFORE INCOME TAXES                    1,874,875          1,209,660         4,962,242          3,067,532
PROVISION FOR INCOME TAXES                      740,726            477,797         1,959,657          1,211,809
                                          -------------      -------------     -------------      -------------

NET INCOME                                $   1,134,149      $     731,863     $   3,002,585      $   1,855,723
                                          =============      =============     =============      =============

INCOME PER SHARE:
INCOME PER SHARE - PRIMARY                $        0.20      $        0.13     $        0.53      $        0.33
INCOME PER SHARE- FULLY DILUTED           $        0.20      $        0.13     $        0.52      $        0.33
                                          =============      =============     =============      =============


    SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

                                                                                   NINE MONTHS ENDING
                                                                            11/30/96               11/30/95
                                                                            UNAUDITED              UNAUDITED
                                                                          -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                              $ 3,002,585            $ 1,855,723

   ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED BY OPERATIONS:
      PROVISION FOR BAD DEBTS                                                  236,731                (56,668)
      AMORTIZATION AND DEPRECIATION                                          1,984,988              1,623,128
      GAINS ON SALE OF PROPERTY                                                  1,310                    397

      INCREASE (DECREASE) FROM CHANGES IN ASSETS & LIABILITIES:

      ACCOUNTS RECEIVABLE                                                      562,113              1,011,631
      INVENTORIES                                                              517,770                509,355
      PREPAID EXPENSE                                                          170,258                 62,752
      OTHER ASSETS                                                              17,191                (34,310)
      ACCOUNTS PAYABLE                                                      (1,060,776)              (613,763)
      ACCRUED LIABILITIES                                                      507,169              1,036,670
                                                                           -----------            -----------

   NET CASH PROVIDED BY OPERATIONS                                           5,939,339              5,394,915
                                                                           -----------            -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
   PURCHASE OF INVESTMENTS                                                    (300,000)                     0
   PURCHASE OF PROPERTY/PLANT/EQUIPMENT                                     (1,538,053)            (1,928,386)
   PROCEEDS FROM THE SALE OF PROPERTY HELD FOR SALE                            999,505                      0
                                                                           -----------            -----------

   NET CASH USED FOR
   INVESTING ACTIVITIES                                                       (838,548)            (1,928,386)
                                                                           -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                   1,209,966                 20,400
   CHANGE IN REVOLVING LOAN                                                 (6,420,378)            (1,795,570)
   CHANGE IN LONG TERM DEBT                                                  5,075,446             (1,105,031)
                                                                           -----------            -----------
   PURCHASE OF TREASURY STOCK                                                        0               (726,131)
                                                                           -----------            -----------

   NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                       (134,966)            (3,606,332)
                                                                           -----------            -----------

INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS                               4,965,825               (139,803)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                   416,223                192,764
                                                                           -----------            -----------

CASH & CASH EQUIVALENTS, END OF PERIOD                                     $ 5,382,048            $    52,961
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

2. In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of November 30, 1996, and the results of operations and cash flows for the three-month and nine-month periods ended November 30, 1996 and November 30, 1995.

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

                            AZTEC MANUFACTURING CO.

                    COMPUTATION OF INCOME PER COMMON SHARE
                    --------------------------------------




=========================================================================================
                                             THREE MONTHS ENDING     NINE MONTHS ENDING
                                            11/30/96     11/30/95   11/30/9 6   11/30/95
=========================================================================================
Net Income Applicable to Common Shares     $1,134,149  $  731,863  $3,002,585  $1,855,723
=========================================================================================
Weighted Average Common and Common          5,823,924   5,515,698   5,823,924   5,668,762
 Equivalent Shares Outstanding
=========================================================================================
Income Per Common Share: Primary           $      .20  $      .13  $      .53  $      .33
Income Per Common Share: Fully Diluted     $      .20  $      .13  $      .52  $      .33
=========================================================================================
Cash Dividend                              $        0  $        0  $        0  $        0
=========================================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Net cash provided from operations for the nine-month period ending November 30, 1996 was $5,939,000 compared to $5,395,000 during the same period in 1995. Working capital on November 30, 1996, was $11,754,000, with a current ratio of
2.38 to 1. Improvements in utilization of working capital continued through lower accounts receivable days outstanding and higher inventory turns.

Uses of cash during the period ended November 30, 1996 included the purchase of equipment in the amount of $1,538,000 and the repayment of bank debt. Cash generated from the exercise of stock options amounted to $1,210,000. The sale of the idle Houston tubing property generated cash in the amount of $999,500. The amount realized from the sale of this property was equal to the net book value carried by the Company.

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

                             RESULTS OF OPERATIONS
                            ----------------------

Consolidated net sales were up for the three-month and nine-month periods ending November 30, 1996 as compared to the same periods in 1995. Net sales in the Electrical Products Segment were down 9 percent for the three-month period ending November 30, 1996 and were flat for the nine-month period ending November 30, 1996, as compared to the same periods in 1995. Backlogs at each of the three companies that make up the Electrical Products Segment continue to improve. Net sales in the Company's Galvanizing Segment were up 44 percent for the three and nine-month periods ending November 30, 1996, as compared to the same periods in 1995. These increases were due to higher volumes of steel processed as well as improved selling prices. The addition of Arkansas Galvanizing, the Company's eighth galvanizer, also had a positive impact. Net sales in the Oil Field Products Segment were up 54 and 38 percent for the three and nine-month periods ending November 30, 1996, as compared to the same periods in 1995. This can be accounted for by higher prices of crude oil and natural gas.

Consolidated operating income for the three-month and nine-month periods ending November 30, 1996, as compared to the same periods in 1995, was up 19 and 40 percent, respectively. Gross operating income in the Electrical Products Segment was down 5 percent for the three month period ending November 30, 1996, and was up 26 percent for the nine-month period ending November 30, 1996, as compared to the same periods in 1995. The Calvert Company continues to improve as lower margin contracts are replaced in the backlog with higher margin contracts. The Galvanizing Segment's gross operating income was up 53 and 46 percent for the three and nine-month periods ending November 30, 1996 as compared the same periods in 1995. This increase was a result of improved volumes and selling prices as well as improved operating efficiencies. The addition of Arkansas Galvanizing also had a positive impact on margins. The Oil Field

Products Segment showed a lower gross operating loss for the periods ending November 30, 1996, as compared to the same periods in 1995 due to improved volumes.

General corporate expenses for the three month and nine month periods ending November 30, 1996, as compared to the same periods in 1995, were up due to higher accruals for employee benefits and profit sharing expense.

Interest expense was lower for the nine month period ending November 30, 1996, as compared to 1995, due to reduced debt and lower interest rates.

                          PART II. OTHER INFORMATION

                            AZTEC MANUFACTURING CO.

ITEM 2.   CHANGES IN SECURITIES
-------------------------------

Title of Class - Common Stock, $1 par value

                                Number of  Common Stock   Capital in
                                 Shares    $1 Par Value  Excess of Par
                                ---------  ------------  -------------

Balance at February 29, 1996    5,772,895   $5,772,895    $ 9,283,268

Exercise of Stock Options         316,349   $  316,349    $   893,617

Balance at November 30, 1996    6,089,244   $6,089,244    $10,176,885


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(A)       EXHIBITS - There were no exhibits filed with this 10-Q for the nine-
                months ended November 30, 1996.

(B)       REPORTS ON FORM 8-K - There were no reports on Form 8-K filed for the nine-months ended November 30, 1996.

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



                                                AZTEC MANUFACTURING CO.
                                        ----------------------------------------
                                                     (Registrant)



Date:    January 10, 1997                       /s/Dana Perry
      ----------------------            ----------------------------------------
                                         Dana Perry, Vice President for Finance
                                         Chief Financial Officer