Form 10-K/A
period 1996-02-29
AZTEC MANUFACTURING CO
filed 1997-02-28
CIK 8947

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10 - K/A
                           -------------------------

(MARK ONE)
[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the Fiscal Year Ended: February 29, 1996

[x]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-2733

                            Aztec Manufacturing Co.
             (Exact name of registrant as specified in its charter)

               Texas                                          75-0948250
(State of incorporation or organization)                     (I.R.S. Employer
                                                             Identification No.)

   400 N. Tarrant St., Crowley, TX                             76036
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (817) 297-4361

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

Indicate be check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                           X
                          ---

The aggregate market value of Common Stock held by non-affiliates on May 2, 1996, was approximately $31,309,530. As of May 2, 1996, there were 5,569,042 shares of Aztec Manufacturing Co. Common Stock 1.00 par value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part I, Part II and Part IV incorporate certain information by reference from the Registrant's Annual Report to Shareholders for the year ended February 29, 1996. Part III incorporates information by reference from the Proxy Statement for the 1996 Annual Meeting of Shareholders of Registrant.

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      AZTEC MANUFACTURING CO.

                                      By: /s/ L.C. Martin
                                      ------------------------------------------
                                      L.C. Martin, President



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


By: /s/  L.C. Martin                            By: /s/ Dana Perry
--------------------------------                --------------------------------
L.C. Martin, Principal Executive                Principal Accounting Officer,
Officer and Director                            Principal Financial Officer,
                                                and Director


By: /s/ Robert H. Johnson                       By: /s/ Sam Rosen
--------------------------------                --------------------------------
Robert H. Johnson, Director                     Sam Rosen, Director

Dr. H. Kirk Downey*                             R.J. Schumacher*
--------------------------------                --------------------------------
Dr. H. Kirk Downey, Director                    R.J. Schumacher, Director

Martin C. Bowen*                                John G. Richards*
--------------------------------                --------------------------------
Martin C. Bowen, Director                       John G. Richards, Director

W.C. Walker*
--------------------------------
W.C. Walker, Director

* /s/ L.C. Martin
--------------------------------
L.C. Martin, Attorney-in-Fact


Dated: 2-28-97