Form 10-Q
period 1997-05-31
AZTEC MANUFACTURING CO
filed 1997-07-10
CIK 8947

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended:  May 31, 1997

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________________to___________________


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

                                  YES   X      NO
                                      -----       -----

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                               Outstanding at May 31, 1997

 Common Stock, $1.00 Par Value                          5,914,185
 -----------------------------            ------------------------------------
              Class                                  Number of Shares

                            AZTEC MANUFACTURING CO.


                                     INDEX
                                     -----

PART I.     Financial Information                               Page No.
            ---------------------                               --------

 Item 1.    Financial Statements

            Consolidated Condensed Balance Sheets at
             May 31, 1997 and February 28, 1997                        3

            Consolidated Condensed Statements of Income
             Periods Ended May 31, 1997 and May 31, 1996               4

            Consolidated Condensed Statements of Cash Flow
             Periods Ended May 31, 1997 and May 31, 1996               5

            Notes to Consolidated Condensed Financial
             Statements                                                6

            Computation of Income Per Common Share                     7

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      8-9


PART II.    Other Information
            -----------------

 Item 2.    Changes in Securities                                     10

 Item 6.    Exhibits and Reports on Form 8-K                          10


SIGNATURES                                                            11

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                             AZTEC MANUFACTURING CO.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                              5/31/97                  2/28/97
ASSETS                                                       UNAUDITED                 AUDITED
------------------------------------------------          ----------------       -----------------


CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                               $     1,047,928        $      5,583,720
   ACCOUNTS RECEIVABLE (NET OF ALLOWANCE)                       11,700,456               9,530,112
   INVENTORIES:
      RAW MATERIALS                                              5,579,886               4,321,371
      WORK-IN-PROCESS                                            1,391,598               1,105,346
      FINISHED GOODS                                             1,035,609                 887,975
   PREPAID EXPENSES AND OTHER                                      153,778                 192,902
                                                           ----------------       -----------------

         TOTAL CURRENT ASSETS                              $    20,909,255        $     21,621,426

LONG TERM INVESTMENT                                               300,000                 300,000
PROPERTY, PLANT AND EQUIPMENT, NET                              17,443,111              16,542,177
PROPERTY HELD FOR SALE, NET                                        384,494                 390,698
INTANGIBLE ASSETS, NET                                           9,387,285               6,860,318
OTHER ASSETS                                                       280,145                 280,145
                                                           ----------------       -----------------

         TOTAL ASSETS                                      $    48,704,290        $     45,994,764
                                                           ================       =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------

CURRENT LIABILITIES
   LONG TERM DEBT DUE WITHIN ONE YEAR                      $     1,756,666        $      1,756,666
   ACCOUNTS PAYABLE                                              3,703,089               2,840,108
   ACCRUED LIABILITIES                                           5,413,645               4,804,749
                                                           ----------------       -----------------

         TOTAL CURRENT LIABILITIES                         $    10,873,400        $      9,401,523

LONG-TERM DEBT DUE AFTER ONE YEAR                                7,110,555               7,527,221
DEFERRED INCOME TAX                                                492,688                 492,688

SHAREHOLDERS' EQUITY:
   COMMON STOCK, $1 PAR VALUE
       SHARES AUTHORIZED - 25,000,000
       SHARES ISSUED - 6,146,547 and 6,145,009                   6,146,547               6,145,009
   CAPITAL IN EXCESS OF PAR VALUE                               10,356,814              10,351,523
   RETAINED EARNINGS                                            14,450,418              12,802,931
   LESS COMMON STOCK HELD IN TREASURY
       (232,362 SHARES AT COST)                                   (726,131)               (726,131)
                                                           ----------------       -----------------

         TOTAL SHAREHOLDERS' EQUITY                             30,227,648              28,573,332
                                                           ----------------       -----------------

         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY          $    48,704,291        $     45,994,764
                                                           ================       =================



     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             AZTEC MANUFACTURING CO.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                                        THREE MONTHS ENDED
                                                                5/31/97                    5/31/96
                                                               UNAUDITED                  UNAUDITED
                                                          -------------------        ------------------

NET SALES                                                 $       18,386,815         $      14,235,597

COSTS AND EXPENSES:
  COST OF SALES                                                   13,166,005                10,217,480
  SELLING/G & A EXPENSE                                            2,384,468                 2,054,695
  INTEREST EXPENSE                                                   188,315                   228,214
  OTHER (INCOME) EXPENSE                                             (30,835)                  176,655
                                                          -------------------        ------------------

TOTAL                                                     $       15,707,953         $      12,677,044
                                                          -------------------        ------------------


INCOME BEFORE INCOME TAXES                                         2,678,862                 1,558,553
PROVISION FOR INCOME TAXES                                         1,031,375                   615,511
                                                          -------------------        ------------------

NET INCOME                                                $        1,647,487         $         943,042
                                                          ===================        ==================

INCOME PER SHARE:
INCOME PER SHARE - PRIMARY                                              0.28                      0.17
INCOME PER SHARE- FULLY DILUTED                           $             0.27         $            0.16
                                                          ===================        ==================



    SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             AZTEC MANUFACTURING CO.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW



                                                                                    THREE MONTHS ENDING
                                                                              5/31/97                  5/31/96
                                                                             UNAUDITED                UNAUDITED
                                                                        -----------------        -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                           $      1,647,487         $        943,042

   ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED BY OPERATIONS:
      PROVISION FOR BAD DEBTS                                                      5,499                  115,253
      AMORTIZATION AND DEPRECIATION                                              715,283                  656,065
      GAINS ON SALE OF PROPERTY                                                    1,399                    1,310

      INCREASE (DECREASE) FROM CHANGES IN ASSETS & LIABILITIES:

      ACCOUNTS RECEIVABLE                                                     (2,175,843)                 273,029
      INVENTORIES                                                             (1,692,401)                 170,140
      PREPAID EXPENSE                                                             39,124                   76,491
      OTHER ASSETS                                                                (3,829)                    (587)
      ACCOUNTS PAYABLE                                                           862,981                   87,759
      ACCRUED LIABILITIES                                                        608,896                  758,880
                                                                        -----------------        -----------------

   NET CASH PROVIDED BY OPERATIONS                                                 8,596                3,081,382
                                                                        -----------------        -----------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:

   PURCHASE OF PROPERTY/PLANT/EQUIPMENT                                       (4,134,550)                (503,488)
                                                                        -----------------        -----------------

   NET CASH PROVIDED BY (USED FOR)
   INVESTING ACTIVITIES                                                       (4,134,550)                (503,488)
                                                                        -----------------        -----------------

CASH FLOWS FOR FINANCING ACTIVITIES:

   EXERCISE OF STOCK OPTIONS                                                       6,829                  299,888
   CHANGE IN REVOLVING LOAN                                                            0               (2,747,862)
   PAYMENTS ON LONG TERM NOTES                                                  (416,667)                (378,899)
   DIVIDENDS PAID                                                                      0                      (88)
                                                                        -----------------        -----------------

   NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                         (409,838)              (2,826,961
                                                                        -----------------        -----------------
(DECREASE) IN CASH & CASH EQUIVALENTS                                         (4,535,792)                (249,067)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                   5,583,720                  416,223
                                                                        -----------------        -----------------

CASH & CASH EQUIVALENTS, END OF PERIOD                                  $      1,047,928         $        167,156
                                                                        =================        =================



     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------


                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------


1. A summary of the Company's significant accounting policies is presented on Page 17 of its 1997 Annual Shareholders' Report.

2. In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of May 31, 1997, and the results of its operations and cash flows for the three-month periods ended May 31, 1997 and May 31, 1996.

3. Effective March 10, 1997, the Company purchased certain assets of Hobson Galvanizing, Inc. for approximately $3.9 million which included a $250,000 payment to the selling shareholders pursuant to a noncompete agreement.

4. In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings Per Share" ("FAS 128"). The adoption of FAS 128 is not expected to have a materials impact on the Company's prior periods or present earnings per share calculations.

                            AZTEC MANUFACTURING CO.

                    COMPUTATION OF INCOME PER COMMON SHARE
                    --------------------------------------




                                                     THREE MONTHS ENDING
                                                  --------------------------
                                                  MAY 31, 1997  MAY 31, 1996
                                                  ------------  ------------
Net Income Applicable to Common Shares             $1,647,487    $  943,042
                                                   ----------    ----------
Weighted Average Common Shares Outstanding          5,913,672     5,582,926
Common Equivalent Shares Outstanding                6,064,303     5,579,624
                                                   ----------    ----------
Income per Common Share: Primary                   $      .28    $      .17

Income per Common Share: Fully Diluted             $      .27    $      .16
                                                   ----------    ----------
Cash Dividend                                      $      -0-    $      -0-
                                                   ==========    ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                             RESULTS OF OPERATIONS
                             ---------------------


Consolidated net sales for the three month period ending May 31, 1997 as compared to the same period in 1996 were up approximately $4.2 million or 29%. Net sales in the Electrical Products Segment were up $2 million or 27.3% as compared to the same period in 1996. The increased sales are attributed to higher volumes which are a result of improved backlogs at each of the electrical companies. Backlogs were up $2.6 million to $10.2 million from $7.6 million in 1996. Net sales in the Galvanizing Segment were up 17.7% or $1.1 million in 1997 as compared to the same quarter in 1996. Total pounds produced and sales for the quarter ending May 31, 1997 were 49.9 million pounds and $7.5 million as compared to 46 million pounds and $6.3 million in 1996. Aztec acquired Hobson Galvanizing Inc., its ninth galvanizing facility, on March 10,1997. Hobson Galvanizing contributed 9.7 million pounds to production and $1.6 million in sales for the three month period ending May 31, 1997. Volumes were down at all other locations due to a slow down in project oriented work. The average selling price increased to $.1497 per pound for 1997 from $.1329 in 1996. Net sales in the Oil Field Products Segment were up 156% from $1.7 million for the quarter ending May 31, 1997 as compared to $.7 million in 1996. This increase was primarily due to Aztec buying plain end tubing, processing it into finished product and marketing the finished product direct to supply companies in 1997, versus being a third party service company of end finished oil field tubular goods for steel mills and supply companies in 1996. The company is in the process of negotiating agreements with reliable suppliers of plain end tubing in order to expand this segment.

Consolidated operating income (net sales less cost of sales) for the period ending May 31, 1997, as compared to the same period in 1996, was up $1.2 million or 30%. Gross operating income in the Electrical Products Segment was up 61% for the quarter ending May 31, 1997, as compared to the same quarter in 1996 . The Calvert Company operated at a 15.6% operating margin in the quarter ending May 31, 1997 versus an operating loss in the same quarter of 1996. The Galvanizing Segment's gross operating income was up 22% for the quarter ending May 31, 1997 compared to the same period in 1996. Total operating income in this Segment for the quarter ending May 31, 1997 was $1.93 million compared to $1.58 million in 1996. Hobson Galvanizing contributed $280,000 to operating income for the quarter ending May 31, 1997. The Oil Field Products Segment showed an operating income of $138,000 for the quarter ending May 31, 1997 compared to an operating loss in 1996.

General corporate expenses for the period ending May 31, 1997, as compared to 1996, were up due to increased cost for employee benefits and profit sharing.

Interest expense was lower for the period ending May 31, 1997, as compared to 1996, due to a reduction in outstanding debt and lower interest rates.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


Net cash provided by operations for the three month period ending May 31, 1997 was $8,596 compared to $3,081,382 during the same period in 1996. Accounts Receivable increased for the three month period ending May 31, 1997 by $2,176,000. This increase was due to the acquisition of Hobson Galvanizing, Inc. and additional volumes of business at the Calvert Company. Inventories increased for the three month period ending May 31, 1997 by $1,692,000. This increase was due to the acquisition of Hobson Galvanizing, overall increased zinc prices in the Galvanizing Segment, as well as increased inventory levels in the Oil Field Segment to support increased business levels.

Aztec acquired on March 10, 1997, the operating assets of Hobson Galvanizing, Inc., for $3.9 million. The purchase was funded from cash reserves of the Company. Other significant uses of cash included the repayment of bank debt and capital expenditures.

The Company has a credit facility in place that is made up of a three year $10 million revolving line of credit and a six year $10 million term note. The Company's current availability under the revolving line of credit is approximately $10 million. Management believes that the credit facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations, internal growth, and possible future acquisitions.


Forward Looking Statement
-------------------------

This Form 10-Q contains forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipates," "estimate," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Factors that could cause or contribute to such differences could include, but are not limited to changes in demand, prices, and raw materials cost; changes in the economic conditions of the various markets the Company serves; as well as the other risks detailed herein and in previous Company reports filed with the Securities and Exchange Commission.

                          PART II. OTHER INFORMATION


                            AZTEC MANUFACTURING CO.


ITEM 2.  CHANGES IN SECURITIES
------------------------------


Title of Class - Common Stock, $1 par value


                                Number of  Common Stock   Capital in
                                  Shares   $1 Par Value  Excess of Par
                                ---------  ------------  -------------

Balance at February 28, 1997    6,145,009    $6,145,009   $10,351,523

Exercise of Stock Options           1,538    $    1,538   $     5,291

Balance at May 31, 1997         6,146,547    $6,146,547   $10,356,814


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(A) EXHIBITS - There were no exhibits filed with this 10-Q for the three months ended May 31, 1997.


(B) REPORTS ON FORM 8-K - There were no reports on Form 8-K filed for the three months ended May 31, 1997.


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



                                         AZTEC MANUFACTURING CO.
                                      -------------------------------------
                                              (Registrant)


Date:    July 10, 1997                   /s/Dana Perry
         -------------                --------------------------------------
                                      Dana Perry, Vice President for Finance
                                      Chief Financial Officer