Form 10-Q
period 1997-08-31
AZTEC MANUFACTURING CO
filed 1997-10-14
CIK 8947

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended:  August 31, 1997

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________________  to  _________________

                         Commission File Number 0-2733
                            AZTEC MANUFACTURING CO.
            (Exact name of registrant as specified in its charter)


              TEXAS                                           75-0948250
-------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation of organization)                        Identification No.)

  400 North Tarrant, Crowley, Texas                                 76036
-------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:        (817) 297-4361
                                                    ---------------------------

                                     NONE
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES   X      NO
                                      -----       -----

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                             Outstanding at August 31, 1997

 Common Stock, $1.00 Par Value                          5,994,839
 -----------------------------            ------------------------------------
           Class                                    Number of Shares

                                  AZTEC MANUFACTURING CO.


                                   INDEX
                                   -----

PART I.     Financial Information                                   Page No.
            ---------------------                                   -------

 Item 1.    Financial Statements

              Consolidated Condensed Balance Sheets at
               August 31, 1997 and February 28, 1997                     3

              Consolidated Condensed Statements of Income
               Periods Ended August 31, 1997 and August 31, 1996         4

              Consolidated Condensed Statements of Cash Flow
               Periods Ended August 31, 1997 and August 31, 1996         5

              Notes to Consolidated Condensed Financial
               Statements                                                6

               Computation of Income Per Common Share                    7

 Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     8-9


PART II.    Other Information
            -----------------

 Item 2.    Changes in Securities                                       10

 Item 4.    Submissions of Matters to a Vote of Security Holders        10

 Item 6.    Exhibits and Reports on Form 8-K                            10

SIGNATURES                                                              11

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                             AZTEC MANUFACTURING CO.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                       8/31/97        2/28/97
ASSETS                                                UNAUDITED       AUDITED
------------------------------------                ------------    ------------
CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                        $  1,425,172    $  5,583,720
   ACCOUNTS RECEIVABLE (NET OF ALLOWANCE)             10,824,559       9,530,112
   INVENTORIES:
      RAW MATERIALS                                    6,570,627       4,321,371
      WORK-IN-PROCESS                                  1,109,972       1,105,346
      FINISHED GOODS                                   1,330,340         887,975
   PREPAID EXPENSES AND OTHER                             97,291         192,902
                                                    ------------    ------------
         TOTAL CURRENT ASSETS                       $ 21,357,961    $ 21,621,426

LONG TERM INVESTMENT                                     300,000         300,000
PROPERTY, PLANT AND EQUIPMENT, NET                    17,560,977      16,542,177
PROPERTY HELD FOR SALE, NET                              380,358         390,698
INTANGIBLE ASSETS, NET                                 9,360,064       6,860,318
OTHER ASSETS                                             280,145         280,145
                                                    ------------    ------------

         TOTAL ASSETS                               $ 49,239,505    $ 45,994,764
                                                    ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   LONG TERM DEBT DUE WITHIN ONE YEAR               $  1,756,667    $  1,756,666
   ACCOUNTS PAYABLE                                    3,671,136       2,840,108
   ACCRUED LIABILITIES                                 4,336,274       4,808,749
                                                    ------------    ------------
         TOTAL CURRENT LIABILITIES                  $  9,764,077    $  9,405,523

LONG-TERM DEBT DUE AFTER ONE YEAR                      6,693,887       7,527,221
DEFERRED INCOME TAX                                      492,688         492,688

SHAREHOLDERS' EQUITY:
   COMMON STOCK, $1 PAR VALUE
       SHARES AUTHORIZED - 25,000,000
       SHARES ISSUED - 6,227,201 and 6,145,009         6,227,201       6,145,009
   CAPITAL IN EXCESS OF PAR VALUE                     10,685,819      10,351,523
   RETAINED EARNINGS                                  16,101,964      12,802,931
   LESS COMMON STOCK HELD IN TREASURY
       (232,362 SHARES AT COST)                         (726,131)       (726,131)
                                                    ------------    ------------
         TOTAL SHAREHOLDERS' EQUITY                 $ 32,288,853    $ 28,573,332
                                                    ------------    ------------

         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $ 49,239,505    $ 45,998,764
                                                    ============    ============

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             AZTEC MANUFACTURING CO.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                            8/31/97       8/31/96          8/31/97         8/31/96
                                           UNAUDITED     UNAUDITED        UNAUDITED       UNAUDITED
                                         ------------    ------------    -----------     -----------
NET SALES                                $ 18,776,256    $ 13,889,096    $37,163,071     $28,124,693

COSTS AND EXPENSES:
  COST OF SALES                            13,830,664       9,977,112     26,996,669      20,194,592
  SELLING/G & A EXPENSE                     2,398,411       1,964,538      4,782,879       4,019,233
  INTEREST EXPENSE                            179,954         261,296        368,269         489,510
  OTHER (INCOME) EXPENSE                     (318,569)        157,336       (349,404)        333,991

                                         ------------    ------------    -----------     -----------

                                           16,090,460      12,360,282     31,798,413      25,037,326
                                         ------------    ------------    -----------     -----------


INCOME BEFORE INCOME TAXES                  2,685,796       1,528,814      5,364,658       3,087,367
PROVISION FOR INCOME TAXES                  1,034,250         603,420      2,065,625       1,218,931
                                         ------------    ------------    -----------     -----------
NET INCOME                               $  1,651,546    $    925,394   $  3,299,033    $  1,868,436
                                         ============    ============   ============    ============

INCOME PER SHARE:
INCOME PER SHARE - PRIMARY               $       0.28    $       0.16   $       0.56    $       0.33
INCOME PER SHARE - FULLY DILUTED         $       0.27    $       0.16   $       0.54    $       0.32
                                         ============    ============   ============    ============


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             AZTEC MANUFACTURING CO.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

                                                                       SIX MONTHS ENDING
                                                                    8/31/97        8/31/96
                                                                   UNAUDITED      UNAUDITED
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                     $ 3,299,033    $ 1,868,436

   ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED BY OPERATIONS:
      PROVISION FOR BAD DEBTS                                           2,712        198,610
      AMORTIZATION AND DEPRECIATION                                 1,466,325      1,321,637
      GAINS ON SALE OF PROPERTY                                        15,415          1,310

      INCREASE (DECREASE) FROM CHANGES IN ASSETS & LIABILITIES:

      ACCOUNTS RECEIVABLE                                          (1,297,159)       232,960
      INVENTORIES                                                  (2,696,247)       521,585
      PREPAID EXPENSE                                                  95,694        128,676
      ACCOUNTS PAYABLE                                                831,028     (1,659,560)
      ACCRUED LIABILITIES                                            (472,475)       293,878
                                                                  -----------    -----------

   NET CASH PROVIDED BY OPERATIONS                                  1,244,326      2,907,532
                                                                  -----------    -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
   PURCHASE OF INVESTMENTS                                                  0       (300,000)
   PURCHASE OF PROPERTY/PLANT/EQUIPMENT                            (4,986,028)      (892,700)
                                                                  -----------    -----------

   NET CASH USED FOR
   INVESTING ACTIVITIES                                            (4,986,028)    (1,192,700)
                                                                  -----------    -----------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:

   EXERCISE OF STOCK OPTIONS                                          416,488        896,839
   CHANGE IN REVOLVING LOAN                                                 0     (6,420,378)
   PAYMENTS ON LONG TERM NOTES                                       (833,334)     5,542,113
                                                                  -----------    -----------

   NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES              (416,846)        18,574
                                                                  -----------    -----------

INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS                     (4,158,548)     1,733,406

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                        5,583,720        416,223
                                                                  -----------    -----------

CASH & CASH EQUIVALENTS, END OF PERIOD                            $ 1,425,172    $ 2,149,629
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

2. In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of August 31, 1997, and the results of its operations and cash flows for the six-month periods ended August 31, 1997 and August 31, 1996.

3. Effective March 10, 1997, the Company purchased certain assets of Hobson Galvanizing, Inc. for approximately $3.9 million which included a $250,000 payment to the selling shareholders pursuant to a noncompete agreement.

4. In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings Per Share" ("FAS 128"). The adoption of FAS 128 is not expected to have a material impact on the Company's prior periods or present income per share calculations.

                            AZTEC MANUFACTURING CO.

                    Computation of Income Per Common Share
                    --------------------------------------




==========================================================================================================================
                                                         THREE MONTHS ENDING                       SIX MONTHS ENDING
                                                      8/31/97              8/31/96             8/31/97             8/31/96
--------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Shares             $1,651,546           $  925,394          $3,299,033          $1,868,436
--------------------------------------------------------------------------------------------------------------------------
Weighted Average Common Shares
 Outstanding                                        5,963,578            5,744,112           5,938,625           5,744,112
Fully Diluted Shares Outstanding                    6,173,896            5,759,624           6,119,099           5,759,624
--------------------------------------------------------------------------------------------------------------------------
Income Per Common Share: Primary                   $      .28           $      .16          $      .56          $      .33
Income Per Common Share: Fully Diluted             $      .27           $      .16          $      .54          $      .32
--------------------------------------------------------------------------------------------------------------------------
Cash Dividend                                      $        0           $        0          $        0          $        0
==========================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                             RESULTS OF OPERATIONS
                             ---------------------

 Consolidated net sales were up 35% and 32% for the three month and six month periods ending August 31, 1997 as compared to the same periods in 1996. Net sales in the Electrical Products Segment were up $1,553,000 or 20% for the three month period ending August 31, 1997, and $3,524,000 or 24% for the six month period ending August 31, 1997, as compared to the same periods in 1996. Backlog remains strong in the Electrical Segment at $10,650,000 compared to $7,941,000
in the prior year.   Net sales in the Galvanizing Segment were up $1,916,000 or
34% for the three month period ending August 31, 1997, and $3,041,000 or 26% for the six month period ending August 31, 1997 as compared to the same periods in 1996, primarily due to the acquisition of Hobson Galvanizing, Inc. on March 10, 1997. Total pounds produced were 43,461,000 and 93,373,000 for the three and six month periods ending August 31, 1997 compared to 37,407,000 and 82,710,000 during the same periods in 1996. Hobson Galvanizing contributed $1,405,000 and $2,972,000 in sales for the three and six month periods ending August 31, 1997 and produced 7,363,000 and 17,088,000 pounds respectively. Volumes were down at all galvanizing locations due to a slow down in project oriented work. The year to date average selling price increased to $.1529 per pound for 1997 from $.1370 in 1996. Net sales in the Oil Field Products Segment were up 215% and 185% for the three and six month periods ending August 31, 1997, as compared to the same periods in 1996. Significant quantities of plain end tubing from reliable sources are beginning to be delivered and this segment is now concentrating its efforts on increasing volumes of material processed.

 Consolidated operating income (net sales less cost of sales) for the three and six month periods ending August 31, 1997, as compared to the same periods in 1996, were up 26% and 28% respectively. Gross operating income in the Electrical Products Segment was up 17% and 36% for the three and six month periods ending August 31, 1997, as compared to the same periods in 1996 . The Calvert Company operated at a 15.2% operating margin versus a 5.3% operating margin in the same period in 1996. The Galvanizing Segment's operating income was up 29% and 25% for the three and six month periods ending August 31, 1997 as compared to the same periods in 1996. Total operating income in this segment was $1,651,000 and $3,576,000 for the three and six month periods ending August 31, 1997 as compared to $1,284,000 and $2,867,000 in the same periods in 1996. Hobson Galvanizing contributed $244,000 and $523,000 for the three and six month periods ending August 31, 1997. The Oil Field Products Segment showed an operating income of $204,000 and $342,000 for the three and six month periods ending August 31, 1997 versus an operating loss for the same periods in 1996.

 General corporate expenses (selling, G & A expense, and other [income] expense) for the three and six month periods ending August 31, 1997, as compared to 1996, were relatively flat.

 Interest expense was lower for the three and six month periods ending August 31, 1997, as compared to 1996, due to a reduction in outstanding debt and lower interest rates.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

 Net cash provided by operations for the six month period ending August 31, 1997 was $1,244,000 compared to $2,908,000 during the same period in 1996. Accounts Receivable increased for the period ending August 31, 1997 by $1,297,000, primarily due to the acquisition of Hobson Galvanizing on March 10, 1997. Inventories increased for the period ending August 31, 1997 by $2,696,000, due to an increase in the price of zinc used in the Company's Galvanizing Segment and as a result of the build up of tubular products for the Company's Oil Field Products Segment.

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

                          PART II. OTHER INFORMATION

                            AZTEC MANUFACTURING CO.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

Title of Class - Common Stock, $1 par value

                                Number of  Common Stock  Capital in
                                 Shares    $1 Par Value Excess of Par
                                ---------- ------------ -------------

Balance at February 28, 1997    6,145,009   $6,145,009   $10,351,523

Exercise of Stock Options          82,192   $   82,192   $   334,296

Balance at August 31, 1997      6,227,201   $6,227,201   $10,685,819

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
Aztec Manufacturing Co.'s 1997 Annual Meeting held July 8, 1997.

 (A) Messrs. Johnson, Perry, and Walker were elected directors for a three-year term expiring at the 2000 Annual Meeting.

        Messrs. Bowen, Richards, Rosen, Martin, Schumacher, and Downey all continued as directors after the meeting.

 (B) Ernst & Young LLP was appointed auditors of the Company for the year ending February 28, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

 (A) EXHIBITS - There were no exhibits filed with this 10-Q for the three months ended August 31, 1997.

 (B) REPORTS ON FORM 8-K - There were no reports on Form 8-K filed for the three months ended August 31, 1997.

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



                                               AZTEC MANUFACTURING CO.
                                       -------------------------------------
                                                   (Registrant)



Date: October 14, 1997                         /s/Dana Perry
                                       --------------------------------------
                                      Dana Perry, Vice President for Finance
                                      Chief Financial Officer