Form 10-Q
period 1997-11-30
AZTEC MANUFACTURING CO
filed 1998-01-15
CIK 8947

                 SECURITIES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended:  November 30, 1997

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________________ to __________________


                         Commission File Number 0-2733
                            AZTEC MANUFACTURING CO.
            (Exact name of registrant as specified in its charter)

           TEXAS                                           75-0948250
---------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation of organization)                          Identification No.)

 400 North Tarrant, Crowley, Texas                             76036
---------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:        (817) 297-4361
                                                    -----------------------

                                     NONE
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X      NO___
                                     ---

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                              Outstanding at November 30, 1997

 Common Stock, $1.00 Par Value                          6,081,411
 -----------------------------            ------------------------------------
                Class                              Number of Shares

                            AZTEC MANUFACTURING CO.

                                     INDEX
                                     -----

PART I.     Financial Information                                       Page No.
            ---------------------                                       --------
 Item 1.    Financial Statements

               Consolidated Condensed Balance Sheets at
                  November 30, 1997 and February 28, 1997                   3

               Consolidated Condensed Statements of Income
                  Periods Ended November 30, 1997 and November 30, 1996     4

               Consolidated Condensed Statements of Cash Flows
                  Periods Ended November 30, 1997 and November 30, 1996     5

               Notes to Consolidated Condensed Financial
                  Statements                                                6

               Computation of Income Per Common Share                       7

 Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8-9

PART II.    Other Information
            -----------------

 Item 2.    Changes in Securities                                          10

 Item 6.    Exhibits and Reports on Form 8-K                               10


SIGNATURES                                                                 11

                        PART I.  FINANCIAL INFORMATION

                         ITEM I.  FINANCIAL STATEMENTS
                            AZTEC MANUFACTURING CO.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              11/30/97           2/28/97
ASSETS                                                        UNAUDITED          AUDITED
-----------------------------------------                   ------------     ------------
CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                                $    370,224     $  5,583,720
   ACCOUNTS RECEIVABLE (NET OF ALLOWANCE)                     11,318,375        9,530,112
   INVENTORIES:
      RAW MATERIALS                                            8,029,399        4,321,371
      WORK-IN-PROCESS                                          1,587,221        1,105,346
      FINISHED GOODS                                           1,984,294          887,975

   PREPAID EXPENSES AND OTHER                                     44,256          192,902
                                                            ------------     ------------
         TOTAL CURRENT ASSETS                               $ 23,333,769     $ 21,621,426

LONG TERM INVESTMENT                                             300,000          300,000
PROPERTY, PLANT AND EQUIPMENT, NET                            18,126,556       16,542,177
PROPERTY HELD FOR SALE, NET                                      378,258          390,698
INTANGIBLE ASSETS, NET                                         9,220,585        6,860,318
OTHER ASSETS                                                     280,145          280,145
                                                            ------------     ------------
         TOTAL ASSETS                                       $ 51,639,313     $ 45,994,764
                                                            ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------

CURRENT LIABILITIES
   LONG TERM DEBT DUE WITHIN ONE YEAR                       $  1,756,666     $  1,756,666
   ACCOUNTS PAYABLE                                            4,035,228        2,840,108
   ACCRUED LIABILITIES                                         4,719,846        4,804,749
                                                            ------------     ------------
         TOTAL CURRENT LIABILITIES                          $ 10,511,740     $  9,401,523

LONG-TERM DEBT DUE AFTER ONE YEAR                              6,277,220        7,527,221
DEFERRED INCOME TAXES                                            492,688          492,688

SHAREHOLDERS' EQUITY:
   COMMON STOCK, $1 PAR VALUE
       SHARES AUTHORIZED - 25,000,000
       SHARES ISSUED - 6,313,773 and 6,145,009                 6,313,773        6,145,009

   CAPITAL IN EXCESS OF PAR VALUE                             11,386,436       10,351,523

   RETAINED EARNINGS                                          17,383,587       12,802,931

   LESS COMMON STOCK HELD IN TREASURY
       (232,362 SHARES AT COST)                                 (726,131)        (726,131)
                                                            ------------     ------------
         TOTAL SHAREHOLDERS' EQUITY                         $ 34,357,665     $ 28,573,332
                                                            ------------     ------------
         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY           $ 51,639,313     $ 45,994,764
                                                            ============     ============

    SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                              THREE MONTHS ENDED                        NINE MONTHS ENDED
                                         11/30/97            11/30/96              11/30/97           11/30/96
                                         UNAUDITED           UNAUDITED             UNAUDITED          UNAUDITED
                                     ----------------     ----------------      ---------------    --------------
NET SALES                             $   18,079,978         $ 14,287,180       $   55,243,049     $  42,411,873

COSTS AND EXPENSES:
  COST OF SALES                           13,519,923           10,370,522           40,516,592        30,565,114
  SELLING/G & A EXPENSE                    2,373,228            1,993,807            7,185,595         6,062,102
  INTEREST EXPENSE                           169,977              197,089              538,246           686,600
  OTHER (INCOME) EXPENSE                     (67,092)            (149,113)            (445,984)          135,815
                                     ----------------     ----------------      ---------------    --------------
                                      $   15,996,036         $ 12,412,305       $   47,794,449     $  37,449,631
                                     ----------------     ----------------      ---------------    --------------

INCOME BEFORE INCOME TAXES                 2,083,942            1,874,875            7,448,600         4,962,242
PROVISION FOR INCOME TAXES                   802,320              740,726            2,867,945         1,959,657
                                     ----------------     ----------------      ---------------    --------------
NET INCOME                            $    1,281,622         $  1,134,149       $    4,580,655     $   3,002,585
                                     ================     ================      ===============    ==============
INCOME PER SHARE:
INCOME PER SHARE - PRIMARY            $         0.21         $       0.20       $         0.77     $        0.53
INCOME PER SHARE- FULLY DILUTE        $         0.21         $       0.20       $         0.75     $        0.52
                                     ================     ================      ===============    ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                          NINE MONTHS ENDING
                                                                      11/30/97           11/30/96
                                                                      UNAUDITED          UNAUDITED
                                                                    -------------       ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   NET INCOME                                                       $   4,580,655      $  3,002,585

   ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED BY OPERATIONS:
      PROVISION FOR BAD DEBTS                                              41,925           236,731
      AMORTIZATION AND DEPRECIATION                                     2,236,469         1,984,988
      GAINS ON SALE OF PROPERTY                                            30,303             1,310

      INCREASE (DECREASE) FROM CHANGES IN ASSETS
      & LIABILITIES:

      ACCOUNTS RECEIVABLE                                              (1,830,188)          562,113
      INVENTORIES                                                      (5,286,222)          517,770
      PREPAID EXPENSE                                                     148,646           170,258
      OTHER ASSETS                                                         (9,331)           17,191
      ACCOUNTS PAYABLE                                                  1,195,120        (1,060,776)
      ACCRUED LIABILITIES                                                 (84,903)          507,169
                                                                    -------------      ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                            1,022,474         5,939,339
                                                                    -------------      ------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
   PURCHASE OF INVESTMENTS                                                      0          (300,000)
   PURCHASE OF PROPERTY/PLANT/EQUIPMENT                                (6,189,647)       (1,538,053)
   PROCEEDS FROM SALE OF PROPERTY HELD FOR SALE                                 0           999,505
                                                                    -------------      ------------
 NET CASH USED FOR INVESTING ACTIVITIES                                (6,189,647)         (838,548)
                                                                    -------------      ------------
CASH FLOWS PROVIDE BY (USED FOR) FINANCING
ACTIVITIES:
   PROCEEDS FROM EXERCISE OF STOCK OPTIONS                              1,203,678         1,209,966
   CHANGE IN REVOLVING LOAN                                                     0        (6,420,378)
   CHANGE IN LONG TERM DEBT                                            (1,250,001)        5,075,446
                                                                    -------------      ------------

   NET CASH PROVIDED BY (USED FOR) FINANCING
   ACTIVITIES                                                             (46,323)         (134,966)
                                                                    -------------      ------------
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                         (5,213,496)        4,965,825
                                                                    -------------      ------------
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                            5,583,720           416,223
                                                                    -------------      ------------
CASH & CASH EQUIVALENTS, END OF PERIOD                              $     370,224      $  5,382,048
                                                                    =============      ============

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

2. In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of November 30, 1997, and the results of its operations and cash flows for the nine-month periods ended November 30, 1997 and November 30, 1996.

3. Effective March 10, 1997, the Company purchased certain assets of Hobson Galvanizing, Inc. for approximately $3.9 million which included a $250,000 payment to the selling shareholders pursuant to a non compete agreement.

      Effective December 8, 1997, the Company purchased certain assets of International Galvanizers, Inc. for approximately $1.65 million which included a $50,000 payment to the seller pursuant to a non compete agreement.

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

                            AZTEC MANUFACTURING CO.

                    Computation of Income Per Common Share
                    --------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDING                      NINE MONTHS ENDING
                                                     11/31/97            11/31/96            11/31/97            11/31/96
-------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Shares             $1,281,622          $1,134,149          $4,580,655          $3,002,585
-------------------------------------------------------------------------------------------------------------------------
Weighted Average Common Shares                      6,069,177           5,761,080           5,982,143           5,761,080
 Outstanding
Fully Diluted Shares Outstanding                    6,201,826           5,823,924           6,146,673           5,823,924
-------------------------------------------------------------------------------------------------------------------------
Income Per Common Share: Primary                   $      .21          $      .20          $      .77          $      .53
Income Per Common Share: Fully Diluted             $      .21          $      .20          $      .75          $      .52
-------------------------------------------------------------------------------------------------------------------------
Cash Dividend                                      $        0          $        0          $        0          $        0
=========================================================================================================================

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                             RESULTS OF OPERATIONS
                             ---------------------

Consolidated net sales were up 27% and 30% for the three month and nine month periods ending November 30, 1997 as compared to the same periods in 1996. Net sales in the Electrical Products Segment were up $1,012,000 or 13% for the three month period ending November 30, 1997, and $4,535,000 or 20% for the nine month period ending November 30, 1997, as compared to the same periods in 1996. Backlog continues to improve in the Electrical Segment at $12,207,000 compared
to $9,178,000 in the prior year.   Net sales in the Galvanizing Segment were up
$1,454,000 or 25% for the three month period ending November 30, 1997, and $4,495,000 or 25% for the nine month period ending November 30, 1997 as compared to the same periods in 1996, primarily due to the acquisition of Hobson Galvanizing, Inc. on March 10, 1997. Total pounds produced were 42,981,000 and 136,353,000 for the three and nine month periods ending November 30, 1997 compared to 42,099,000 and 124,808,000 during the same periods in 1996. Hobson Galvanizing contributed $1,274,000 and $4,246,000 in sales for the three and nine month periods ending November 30, 1997 and produced 7,147,000 and 24,236,000 pounds respectively. Volumes were down at all galvanizing locations due to a slow down in project oriented work. The year to date average selling price increased to $.1529 per pound for 1997 from $.1367 in 1996. Net sales in the Oil Field Products Segment were up 170% and 180% for the three and nine month periods ending November 30, 1997, as compared to the same periods in 1996. Significant quantities of plain end tubing from reliable sources are beginning to be delivered and this segment is now concentrating its efforts on increasing volumes of material processed.

Consolidated operating income (net sales less cost of sales) for the three and nine month periods ending November 30, 1997, as compared to the same periods in 1996, were up 16% and 24% respectively. Gross operating income in the Electrical Products Segment was up .2% and 24% for the three and nine month periods ending November 30, 1997, as compared to the same periods in 1996 . The Calvert Company operated at a 3.9% operating margin versus a 7.4% operating margin in the same quarter in 1996. The Galvanizing Segment's operating income was up 10% and 20% for the three and nine month periods ending November 30, 1997 as compared to the same periods in 1996. Total operating income in this segment was $1,595,000 and $5,171,000 for the three and nine month periods ending November 30, 1997 as compared to $1,444,000 and $4,310,000 in the same
periods in 1996.   Hobson Galvanizing contributed $186,000 and $710,000 for the three and nine month periods ending November 30, 1997. The Oil Field Products Segment showed an operating income of $133,000 and $475,000 for the three and nine month periods ending November 30, 1997 versus operating losses for the same periods in 1996.

General corporate expenses (selling, G & A expense, and other [income] expense) for the three and nine month periods ending November 30, 1997, as compared to 1996, were up due to higher accruals for employee benefits and profit sharing expense.

Interest expense was lower for the three and nine month periods ending November 30, 1997, as compared to 1996, due to a reduction in outstanding debt and lower interest rates.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Net cash provided by operations for the nine month period ending November 30, 1997 was $1,022,000 compared to $5,939,000 during the same period in 1996. Accounts Receivable increased for the period ending November 30, 1997 by $1,830,000, primarily due to the acquisition of Hobson Galvanizing on March 10, 1997. Inventories increased for the period ending November 30, 1997 by $5,286,000, due to an increase in the price of zinc used in the Company's Galvanizing Segment and as a result of the build up of tubular products for the Company's Oil Field Products Segment.

Aztec acquired on March 10, 1997, the operating assets of Hobson Galvanizing, Inc., for $3.9 million. The purchase was funded from cash reserves of the Company. Aztec acquired on December 8, 1997, the operating assets of International Galvanizers, Inc. for $1.65 million. The purchase was funded from the Company's revolving line of credit. Other significant uses of cash included the repayment of bank debt and capital expenditures.

The Company has a credit facility in place that is made up of a three year $10 million revolving line of credit and a six year $10 million term note. The Company's current availability under the revolving line of credit is approximately $8 million. Management believes that the credit facility, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations, internal growth, and possible future acquisitions.


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

                          PART II. OTHER INFORMATION

                            AZTEC MANUFACTURING CO.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

Title of Class - Common Stock, $1 par value

                                Number of  Common Stock    Capital in
                                  Shares   $1 Par Value   Excess of Par
                                --------   ------------  --------------
Balance at February 28, 1997    6,145,009  $6,145,009     $10,351,523

Exercise of Stock Options         168,764     168,764     $ 1,034,913

Balance at November 30, 1997    6,313,773  $6,313,773     $11,386,436


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A)  EXHIBITS - There were no exhibits filed with this 10-Q for the three months ended November 30, 1997.

(B)  REPORTS ON FORM 8-K - There were no reports on Form 8-K filed for the three months ended November 30, 1997.

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



                                                 AZTEC MANUFACTURING CO.
                                       ----------------------------------------
                                                        (Registrant)



Date:  January 14, 1998                   /s/Dana Perry
       ----------------                 ----------------------------------------
                                        Dana Perry, Vice President for Finance
                                        Chief Financial Officer