Form 10-K
period 1998-02-28
AZTEC MANUFACTURING CO
filed 1998-05-28
CIK 8947

--------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                For the Fiscal Year Ended:   FEBRUARY 28, 1998

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                          Commission File No. 0-2733
                            AZTEC MANUFACTURING CO.
            (Exact name of registrant as specified in its charter)

            TEXAS                                      75-0948250
   (State of incorporation)             (I.R.S. Employer Identification Number)

      400 NORTH TARRANT                                  76036
       CROWLEY, TEXAS                                  (Zip Code)
 (Address of principal executive offices)

      Registrant's telephone number, including area code:  (817) 297-4361

          Securities registered pursuant to section 12(b) of the act:

     TITLE OF EACH CLASS                 NAME OF EXCHANGE ON WHICH REGISTERED
     -------------------                 ------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

The aggregate market value of Common Stock held by non-affiliates on May 4, 1998, was approximately $76,988,000. As of May 4, 1998, there were 5,923,828 shares of Aztec Manufacturing Co. Common Stock $1.00 par value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part I, Part II and Part IV incorporate certain information by reference from the Registrant's Annual Report to Shareholders for the year ended February 28, 1998. Part III incorporates information by reference from the Proxy Statement for the 1998 Annual Meeting of Shareholders of Registrant.


--------------------------------------------------------------------------------

                                 PART I

ITEM 1.  BUSINESS

Aztec Manufacturing Co. ("Aztec" or the "Company") was incorporated under the laws of the state of Texas on March 26, 1956. Aztec, through its subsidiaries, operates under three segments. These segments are Electrical Products, Galvanizing and Oil Field Products, which are discussed further below.

Aztec started in 1956 as an oil field-related company servicing oil field supply companies and steel mills. The Company was located in Fort Worth, Texas, but subsequently moved to Crowley, Texas. In 1965, Aztec diversified into the galvanizing industry and opened its first location in Crowley, Texas. Oil field operations were expanded with the opening of its Houston facility in 1967. Galvanizing operations were expanded with the formation of Aztec Industries in Jackson, Mississippi in 1969, the opening of a galvanizing facility in Houston in 1975, the acquisition of Automatic Processing in Moss Point, Mississippi and the formation of Aztec Mfg. Co. - Waskom in Waskom, Texas in 1986. Aztec added to its Oil Field Products Segment in 1986 with the purchase of Parks Machine, a job shop screw machine facility, located in Crowley, Texas. Aztec closed its Houston Tubing facility in 1989 due to the depressed domestic oil industry. The Electrical Products Segment was formed with the purchase of Rig-A-Lite Partnership, LTD. in Houston, Texas, in March 1990 and the acquisition of The Calvert Company located in Jackson, Mississippi, in September 1990. Aztec closed and liquidated Parks Machine in November 1992, due to the low level of oil field activity. Aztec added to its Electrical Products Segment with the acquisition of Atkinson Industries, Inc., in March 1993. Gulf Coast Galvanizing, Inc., located in Citronelle, Alabama, was acquired in January 1994. Aztec completed and opened in November 1994 a new galvanizing facility near Phoenix in Goodyear, Arizona. Arkansas Galvanizing, Inc., located in Prairie Grove, Arkansas, was acquired in February 1996. The Company made three acquisitions in fiscal 1998. Hobson Galvanizing, Inc. located in Belle Chase, Louisiana was acquired in March 1997, and International Galvanizers, Inc. located in Beaumont, Texas was acquired in December 1997. Drilling Rig Electrical Systems, Inc. located in Houston, Texas was acquired and added to the Company's Electrical Segment in February 1998. The Company now operates ten galvanizing facilities in six states, four electrical facilities and one oil field products facility.

A three-year summary of sales, operating profit and identifiable assets by industry segment is included in Note 10 to the Consolidated Financial Statements on page 25 of the Registrant's 1998 Annual Report to Shareholders. Such information is hereby incorporated by reference.

Aztec provides services and manufacturing of products in the following areas:

ELECTRICAL PRODUCTS SEGMENT
This segment includes Rig-A-Lite Partnership, LTD, which manufactures and assembles lighting fixtures for hostile and hazardous environments in the industrial market. Rig-A-Lite also engages in the assembly and installation of electrical components and lighting fixtures on drilling rigs for the petroleum industry. Drilling Rig Electrical Systems, Inc. (DRESCO) designs, furnishes and contracts the installation of electrical systems for oil field drilling rigs, drilling barges, etc. used for the production of oil and natural gas. DRESCO, acquired in February 1998, operates in conjunction with Rig-A-Lite, utilizing their lighting products. Also in this segment is The Calvert Company, which designs, manufactures and installs electrical bus duct systems for the power generation industry. A bus duct consists of insulated power conductors housed in a metal enclosure. Individual pieces of bus duct are arranged in a variety of physical configurations that may be required to distribute electrical power to or from a generator, transformer, switching device or other electrical apparatus. Bus duct systems that can be provided are non-segregated phase, segregated phase and isolated phase styles with numerous amperage and voltage ratings. Atkinson Industries, Inc., was acquired in March 1993 and added to Aztec's Electrical Products Segment. Atkinson, located in Pittsburg, Kansas, manufactures factory-fabricated electrical power centers and assemblies for the industrial and power generation industries. The market for Aztec's Electrical Products Segment is highly competitive and consists of a few large national companies, as well as numerous small independents. Competition is based primarily on product quality, range of product line, price and service. The Company believes that it can compete favorably with regard to each of these factors. Copper, aluminum and steel are the primary raw materials used in this segment and are readily available. This segment's products are sold through manufacturers' representatives and its internal sales force. This segment is not dependent on any single customer or limited number of customers for sales, and the loss of any single customer would not have a material adverse effect on consolidated revenues. Backlog of orders was approximately $14,082,000 at February 28, 1998, $10,315,000 at February 28, 1997, and $7,600,000 at February
29, 1996. All of the year end 1998 backlog will be delivered in the next 18 months. Orders included in the backlog are represented by contracts and purchase orders that the Company believes to be firm. Historically, no material amount of orders included in the backlog has been canceled. The Company experiences no seasonal fluctuations in this segment's business nor does it follow any unusual practices relating to working capital items such as inventory, rights to return merchandise, and extended payment terms to customers. Total employment in this segment is 281 persons.

GALVANIZING SEGMENT
Custom hot-dip galvanizing service is provided for industries handling fabricated metal products. This process provides corrosion protection of fabricated steel for extended periods up to 50 years. Galvanizing is a highly competitive business. Aztec competes with other independent galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternate forms of corrosion protection such as paint. Market conditions are, therefore, highly competitive in pricing. Aztec is limited to some extent in its galvanizing market to areas within a close proximity of its existing locations, due to freight cost. Zinc, the principal raw material used in the galvanizing process, is readily available but has volatile pricing. Aztec has a broad customer base in galvanizing. No one customer represented as much as 10 percent of consolidated revenues. The backlog of galvanizing orders generally is nominal due to the short time requirement involved in the process. The Company experiences no seasonal fluctuations in this segment's business nor does it follow any unusual practices relating to working capital items such as inventory, rights to return merchandise, and extended payment terms to customers. Total employment in this segment is 294 persons.

OIL FIELD PRODUCTS SEGMENT
Aztec processes and provides oil field tubular products to the extent of upsetting, threading, testing and heat treating and also manufactures oil field pup joints. The principal market is the oil industry, with distribution through supply houses, steel mills and other manufacturers in the metal fittings industry. This business is highly competitive and price sensitive, with competition coming from several small oil field tubing processors and supply houses. This segment is unpredictable due to the volatility of oil and natural gas prices. The Company closed its Houston Tubing facility in March 1989. The low level of activity in the Company's screw machine operation prompted the Company to liquidate this facility in November 1992. Steel is the principal raw material used in this segment and currently is readily available. Aztec has a limited customer base in this area, but no one customer represents as much as 10 percent of consolidated revenues. Backlog consisted of approximately $5,854,000 at February 28, 1998, $630,000 at February 28, 1997, and $137,000 at February 29, 1996. Backlog is expected to be filled within the coming fiscal year. The Company experiences no seasonal fluctuations in this segment's business nor does it follow any unusual practices relating to working capital items such as inventory, rights to return merchandise, and extended payment terms to customers. Total employment in this segment is 104 persons

GENERAL
In fiscal 1998 the Company did not introduce a new product line or a new industry segment or make public its intentions to introduce a new product or do business in a new industry segment. The Company has established a $423,000 reserve at the end of fiscal 1998 against receivables for any possible loss of these receivables.

There are no significant patents, trademarks, licenses, franchises or concessions. The Company does not have a material portion of business that may be subject to renegotiations of profits or termination of contracts or subcontracts at the election of the government. There were no material amounts spent on research and development activities during the preceding three fiscal years.

ENVIRONMENTAL
The Company complies, in all material respects, with the relevant legislation and regulations affecting its operations and the discharge of waste material. To date, the Company has not expended any material amounts to comply with such regulations and management does not currently anticipate that future compliance will have a material adverse effect on the consolidated financial position or results of operations of the Company.

FORWARD-LOOKING STATEMENT
This Form 10-K contains forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipates," "estimate," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Factors that could cause or contribute to such differences could include, but are not limited to, changes in demand, prices, and raw materials cost, including zinc which is used in the galvanizing segment; changes in the economic conditions of the various markets the company serves, including the market price for oil and natural gas; as well as the other risks detailed herein and in the Company's reports filed with the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE REGISTRANT
                                              Business Experience for Past
     Name              Age           Five Years; Position or Office with Registrant          Held Since
-----------------      ---           ----------------------------------------------          ----------

L. C. Martin            72           Chairman, President and Chief Executive Officer               1958

D. L. Perry             49           Vice President of Finance, and Chief Financial Officer        1992
                                     Assistant Secretary                                           1977

F. L. Wright, Jr.       57           Senior Vice President/Galvanizing Segment                     1992
                                     Vice President/Galvanizing Segment                            1989
                                     General Mgr./Galvanizing Segment                              1987

R. T. Skowron           53           Vice President/Electrical Segment of the Company              1997
                                     Vice President/Kearney National                          1995-1997
                                     Vice President and Director International Sales/         1993-1995
                                          ABB Power Transmission & Dist. Co.

Each executive officer was elected by the Board of Directors to hold office until the next Annual Meeting or until his successor is elected. There are no family relationships between Executive Officers of the Registrant.

ITEM 2.    PROPERTIES

The following table sets forth information about the Company's principal facilities owned on February 28, 1998:

Location                   Acres  Sq. Footage  Segment/Occupant
--------                   -----  -----------  ----------------

Crowley, Texas             152.0        7,772  Corporate Office
                                       25,600  Galvanizing
                                      193,245  Oil Field Products

Houston, Texas               8.7       25,800  Galvanizing
                            37.0       36,000  Electrical Products
                             5.4       67,440  Electrical Products
                             1.8        6,500  Electrical Products


Location                   Acres  Sq. Footage  Segment/Occupant
--------                   -----  -----------  ----------------

Waskom, Texas               10.6       30,400  Galvanizing

Moss Point, Mississippi     13.5       16,000  Galvanizing

Jackson, Mississippi         5.6       22,800  Galvanizing
                             5.1       36,160  Electrical Products

Pittsburg, Kansas           15.3       42,000  Electrical Products

Citronelle, Alabama         10.8       33,960  Galvanizing

Goodyear, Arizona          11.75       36,750  Galvanizing

Prairie Grove, Arkansas     11.5       34,000  Galvanizing

Belle Chasse, Louisiana      9.5       34,000  Galvanizing

Beaumont, Texas             12.9       33,700  Galvanizing

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

The registrant is not a party to, nor is its property the subject of, any material pending legal proceedings. The registrant is involved in ordinary routine litigation incidental to business. For additional information relating to contingencies, see Note 11 to the Consolidated Financial Statements on page 27 of the Registrant's 1998 Annual Report to Shareholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fiscal year ended February 28, 1998, to a vote of security holders through the solicitation of proxies or otherwise.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock, $1.00 par value, of Registrant ("common stock") is traded on the New York Stock Exchange. The Company was listed on the New York Stock Exchange and started trading on March 20, 1997. The information contained under the caption "Stock Prices and Dividends Per Share" on Page 11 of Registrant's 1998 Annual Report to Shareholders is incorporated herein by reference.

The approximate number of holders of record of common stock of Registrant at May 4, 1998 was 986.


ITEM 6.  SELECTED FINANCIAL DATA

The information contained under the caption "Selected Financial Information" on page 1 of Registrant's 1998 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12, 13, 14 and 15 of Registrant's 1998 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated balance sheets of Aztec Manufacturing Co. as of February 28, 1998 and February 28, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 1998, and the report of independent auditors and the information required by item 302 of Regulation of S-K are on pages 16 through 28 of Registrant's 1998 Annual Report to Shareholders and are incorporated herein by reference.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in accountants or disagreements with accountants on accounting and/or financial disclosure have arisen.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item with regard to executive officers is included in Part I, Item 1 of this report under the heading "Executive Officers of the Registrant."

The other information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders.


                                     III-1

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

The following financial statements and report of independent auditors have been incorporated herein by reference to pages 16 through 28 of Registrant's 1998 Annual Report to Shareholders.

                                                                               Pages of 1998 Annual
                                                                              Report to Shareholders
                                                                              ----------------------
Consolidated Balance Sheets as of February 28, 1998 and  February 28, 1997              16

Consolidated Statements of Income for the years ended                                   17
    February 28, 1998, February 28, 1997, and February 29, 1996

Consolidated Statements of Shareholders' Equity for the years ended                     17
    February 28, 1998, February 28, 1997, and February 29, 1996

Consolidated Statements of Cash Flows for the years ended                               18
    February 28, 1998, February 28, 1997, and February 29, 1996

Notes to Consolidated Financial Statements                                            19-28

Report of Independent Auditors                                                          28


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

3(ii) - Bylaws including the amendment adopted by the Board of Directors of Registrant on May 17, 1993. *

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

10k -    1998 Incentive Stock Option plan of Aztec Manufacturing Co.
(incorporated by reference to Exhibit 10k of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998). *

10l-     1998 Nonstatutory Stock Option plan of Aztec Manufacturing Co.
(incorporated by reference to Exhibit 10l of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998). *

10m-     1997 Nonstatutory Stock Option Grants of Aztec Manufacturing Co.
(incorporated by reference to Exhibit 10m of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998). *

13  -    Annual Report to Shareholders for the fiscal year ended February 28,
1998 (including the Registrant Proxy Statement for the 1998 Annual Meeting of Shareholders).*

21  -    Subsidiaries of Registrant*.

23  -    Consent of Ernst & Young LLP*.

24  -    Power of Attorney*.



-------------------
*Filed herewith.


(b)      REPORTS ON FORM 8-K

The Registrant filed no reports on Form 8-K during the fiscal year ended February 28, 1998.

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AZTEC MANUFACTURING CO.
                                                 (Registrant)


Date: 5/27/98                        By: /s/ L.C. Martin
      ---------------------------        ---------------------------------------
                                         L. C. Martin, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.



/s/ L.C. Martin                      /s/ Dana L. Perry
---------------------------------    ------------------------------------------
L. C. Martin, Principal Executive    Dana L. Perry, Principal Accounting Officer
Officer and Director                 Principal Financial Officer, and Director



/s/ Robert H. Johnson                /s/ Sam Rosen
---------------------------------    ------------------------------------------
Robert H. Johnson, Director          Sam Rosen, Director



Dr. H. Kirk Downey*                  R. J. Schumacher*
---------------------------------    ------------------------------------------
Dr. H. Kirk Downey, Director         R. J. Schumacher, Director



Martin C. Bowen*                     Kevern R. Joyce*
---------------------------------    ------------------------------------------
Martin C. Bowen, Director            Kevern R. Joyce, Director



W.C. Walker*
---------------------------------
W. C. Walker, Director



* /s/ L.C. Martin
---------------------------------
L. C. Martin, Attorney-in-Fact

                                 EXHIBIT INDEX

                                                                                                           SEQUENTIALLY
    EXHIBIT                                         DESCRIPTION                                           NUMBERED PAGE
    -------                                         -----------                                           -------------

     3(i)        Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year
                 February 28, 1981).
                                                                                                          -------------

     3(ii)       Bylaws including the amendment adopted by the Board of Directors of registrant on
                 May 17, 1993.
                                                                                                          -------------

      10a        1982 Incentive Stock Option Plan of Registrant (incorporated by reference to the
                 Annual Report of Form 10-K filed by Registrant for the fiscal year ended February
                 29, 1984).
                                                                                                          -------------

      10b        Employees Benefit Plan and Trust of Aztec Manufacturing Co. (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1985).
                                                                                                          -------------

      10c        Amendment No. 1 to the Employees Benefit Plan and Trust of Aztec Manufacturing
                 Co. (incorporated by reference to Exhibit 10c of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1987).
                                                                                                          -------------

      10d        1986 Incentive Stock Option Plan of Registrant (incorporated by reference to the
                 Annual Report on Form 10-K filed by Registrant for the fiscal year ended February
                 28, 1986).
                                                                                                          -------------

      10e        Change in Control Agreement between Registrant and Mr. L.C. Martin dated March 1,
                 1986 (incorporated by reference to Exhibit 10e of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 1987).
                                                                                                          -------------

      10g        1988 Nonstatutory Stock Option Plan of Registrant (incorporated by reference to
                 Exhibit 10g of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 1988).
                                                                                                          -------------

      10h        1991 Incentive Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10h of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1991).
                                                                                                          -------------

      10i        1991 Nonstatutory Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10i of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1991).
                                                                                                          -------------

      10j        Buy-Sell and Termination Agreement between Registrant and Mr. L.C. Martin dated
                 January 27, 1994 (incorporated by reference to Exhibit 10j of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1994).
                                                                                                          -------------

      10k        1998 Incentive Stock Option Plan of Aztec Manufacturing Co.  (incorporated by reference to Exhibit 10k of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).*
                                                                                                          -------------

      10l        1998 Nonstatutory Stock Option Plan of Aztec Manufacturing Co.  (incorporated by reference to Exhibit 10l of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).*
                                                                                                          -------------


    EXHIBIT                                         DESCRIPTION                                           NUMBERED PAGE
    -------                                         -----------                                           -------------

      10m        1997 Nonstatutory Stock Option Grants of Aztec Manufacturing Co.  (incorporated by reference to Exhibit 10m of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).*
                                                                                                          -------------

      13         Annual Report to Shareholders for the fiscal year ended February 28, 1998
                 (including the Registrant Proxy Statement for the 1998 Annual Meeting of
                 Shareholders).*
                                                                                                          -------------

      21         Subsidiaries of Registrant.*
                                                                                                          -------------
      23         Consent of Ernst & Young LLP.*
                                                                                                          -------------
      24         Power of Attorney.*
                                                                                                          -------------





-------------------
*FILED HEREWITH