Form 10-Q
period 1998-05-31
AZTEC MANUFACTURING CO
filed 1998-07-10
CIK 8947

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended:  May 31, 1998

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from               to
                                    ------------      ------------


                         Commission File Number 0-2733
                            AZTEC MANUFACTURING CO.
            (Exact name of registrant as specified in its charter)


              TEXAS                                    75-0948250
--------------------------------------------------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation of organization)                 Identification No.)

  400 North Tarrant, Crowley, Texas                       76036
--------------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (817) 297-4361
                                                      --------------

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

                                  YES   X      NO
                                      -----       -----

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                               Outstanding at May 31, 1998

 Common Stock, $1.00 Par Value                          5,927,413
 -----------------------------            ------------------------------------
            Class                                    Number of Shares

                            AZTEC MANUFACTURING CO.


                                     INDEX
                                  ----------

PART I.     Financial Information                               Page No.
            ---------------------                               --------

 Item 1.    Financial Statements

              Consolidated Condensed Balance Sheets at
                May 31, 1998 and February 28, 1998                  3

              Consolidated Condensed Statements of Income
                Periods Ended May 31, 1998 and May 31, 1997         4

              Consolidated Condensed Statements of Cash Flow
                Periods Ended May 31, 1998 and May 31, 1997         5

              Notes to Consolidated Condensed Financial
                Statements                                          6

 Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  7-8


PART II.    Other Information
            -----------------

 Item 6.    Exhibits and Reports on Form 8-K                        9


SIGNATURES                                                          9

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                             AZTEC MANUFACTURING CO.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                             5/31/98         2/28/98
ASSETS                                                      UNAUDITED        AUDITED
------------------------------                             ------------    ------------
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                               $    329,081    $    765,912
   ACCOUNTS RECEIVABLE (NET OF ALLOWANCE)                    12,133,398      13,174,804
   INVENTORIES:
      RAW MATERIALS                                          10,023,991      10,151,440
      WORK-IN-PROCESS                                         2,025,381       1,509,423
      FINISHED GOODS                                          2,733,656       2,567,878
   PREPAID EXPENSES AND OTHER                                   206,642         250,736
                                                           ------------    ------------

         TOTAL CURRENT ASSETS                                27,452,149      28,420,193

LONG TERM INVESTMENT                                            300,000         300,000
PROPERTY, PLANT AND EQUIPMENT, NET                           20,726,077      19,267,869
INTANGIBLE ASSETS, NET                                        9,445,423       9,599,936
OTHER ASSETS                                                    318,057         313,652
                                                           ------------    ------------

         TOTAL ASSETS                                      $ 58,241,706    $ 57,901,650
                                                           ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   LONG TERM DEBT DUE WITHIN ONE YEAR                      $  1,756,666    $  1,756,666
   ACCOUNTS PAYABLE                                           4,550,544       5,312,191
   ACCRUED LIABILITIES                                        5,003,614       4,619,981
                                                           ------------    ------------

         TOTAL CURRENT LIABILITIES                           11,310,824      11,688,838

LONG-TERM DEBT DUE AFTER ONE YEAR                            10,403,887      11,320,553
DEFERRED INCOME TAX                                             572,479         572,479

SHAREHOLDERS' EQUITY:
   COMMON STOCK, $1 PAR VALUE
       SHARES AUTHORIZED - 25,000,000
       SHARES ISSUED - 6,304,580                              6,304,580       6,304,580
   CAPITAL IN EXCESS OF PAR VALUE                            11,422,469      11,402,961
   RETAINED EARNINGS                                         21,006,393      19,429,451
   LESS COMMON STOCK HELD IN TREASURY
       (377,167 AND 382,362 SHARES AT COST RESPECTIVELY)     (2,778,926)     (2,817,212)
                                                           ------------    ------------

         TOTAL SHAREHOLDERS' EQUITY                          35,954,516      34,319,780
                                                           ------------    ------------

         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY          $ 58,241,706    $ 57,901,650
                                                           ============    ============



SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             AZTEC MANUFACTURING CO.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                 THREE MONTHS ENDED
                                5/31/98       5/31/97
                               UNAUDITED      UNAUDITED
                             ------------   ------------

NET SALES                    $ 20,728,767   $ 18,386,815

COSTS AND EXPENSES:
  COST OF SALES                15,417,594     13,166,005
  SELLING/G & A EXPENSE         2,521,345      2,384,468
  INTEREST EXPENSE                228,108        188,315
  OTHER (INCOME) EXPENSE           40,293        (30,835)
                             ------------   ------------

TOTAL                          18,207,340     15,707,953
                             ------------   ------------


INCOME BEFORE INCOME TAXES      2,521,427      2,678,862
PROVISION FOR INCOME TAXES        945,535      1,031,375
                             ------------   ------------

NET INCOME                   $  1,575,892   $  1,647,487
                             ============   ============

INCOME PER SHARE:
BASIC EARNINGS PER SHARE     $       0.27   $       0.28
                             ============   ============
DILUTED EARNINGS PER SHARE   $       0.26   $       0.27
                             ============   ============












SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             AZTEC MANUFACTURING CO.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW



                                                                                     THREE MONTHS ENDING
                                                                                   5/31/98       5/31/97
                                                                                 UNAUDITED      UNAUDITED
                                                                                -----------    -----------

CASH FLOWS PROVIDED BY OPERATIONS:
   NET INCOME                                                                   $ 1,575,892    $ 1,647,487

   ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED BY OPERATIONS:
      PROVISION FOR BAD DEBTS                                                        37,963          5,499
      AMORTIZATION AND DEPRECIATION                                                 807,813        715,283
      GAINS ON SALE OF PROPERTY                                                           0          1,399

      INCREASE (DECREASE) FROM CHANGES IN ASSETS & LIABILITIES:

      ACCOUNTS RECEIVABLE                                                         1,003,443     (2,175,843)
      INVENTORIES                                                                  (554,287)    (1,692,401)
      PREPAID EXPENSE                                                                44,094         39,124
      OTHER ASSETS                                                                   (4,405)        (3,829)
      ACCOUNTS PAYABLE                                                             (761,647)       862,981
      ACCRUED LIABILITIES                                                           383,633        608,896
                                                                                -----------    -----------

   NET CASH PROVIDED BY OPERATIONS                                                2,532,499          8,596
                                                                                -----------    -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
   PURCHASE OF PROPERTY/PLANT/EQUIPMENT                                          (2,111,508)    (4,134,550)
                                                                                -----------    -----------


CASH FLOWS USED FOR FINANCING ACTIVITIES:

   EXERCISE OF STOCK OPTIONS                                                         57,794          6,829
   PAYMENTS ON LONG TERM NOTES                                                     (916,666)      (416,667)
   DIVIDENDS PAID                                                                     1,050              0
                                                                                -----------    -----------

   NET CASH USED FOR FINANCING ACTIVITIES                                          (857,822)      (409,838)
                                                                                -----------    -----------

DECREASE IN CASH & CASH EQUIVALENTS                                                (436,831)    (4,535,792)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                        765,912      5,583,720
                                                                                -----------    -----------

CASH & CASH EQUIVALENTS, END OF PERIOD                                          $   329,081    $ 1,047,928
                                                                                ===========    ===========



SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ---------------------------------------------------


                  Summary of Significant Accounting Policies
                  ------------------------------------------


1. A summary of the Company's significant accounting policies is presented on Page 19 of its 1998 Annual Shareholders' Report.

2. In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of May 31, 1998, and the results of its operations and cash flows for the three-month periods ended May 31, 1998 and May 31, 1997.

3. Earnings per share is based on the month-end average number of shares outstanding during each year, adjusted for the dilutive effect of stock options.

      The following table sets forth the computation of basic and diluted earnings per share:


                                                                                       Three months ending May 31
                                                                                     1998                     1997
                                                                            --------------------     ---------------------
                                                                           (Dollars in thousands except earnings per share)
Numerator:
   Net income for basic and diluted earnings per common share                         $    1,576                $    1,647
Denominator:
   Denominator for basic earnings per common share -
    weighted average shares.                                                           5,925,681                 5,913,672
Effect of dilutive securities:
   Employee and Director stock options                                                    95,485                    46,877
                                                                            --------------------     ---------------------
   Denominator for diluted earnings per common share -
    adjusted weighted-average shares and assumed conversions                           6,021,166                 5,960,550
                                                                            ====================     =====================
Basic earnings per common share                                                       $      .27                $      .28
                                                                            ====================     =====================
Diluted earnings per common share                                                     $      .26                $      .27
                                                                            ====================     =====================

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                             RESULTS OF OPERATIONS
                             ---------------------

Consolidated net sales for the three month period ending May 31, 1998 as compared to the same period in 1997 were up approximately $2.3 million or 13%. Net sales in the Electrical Products Segment were up $317,000 or 3% as compared to the same period in 1997. The increased revenues were due to the acquisition of Drilling Rig Electrical Systems Co (DRESCO) which contributed $245,000 to revenues. Sales in the Electrical Products Segment excluding DRESCO were $9.3 million for the first three months compared to $9.2 million in the same period last year. Backlogs were up $3.8 million to $14 million from $10.2 million in the same quarter last year. Net sales in the Galvanizing Segment were up 11.8% or $881,000 in 1998 as compared to the same quarter in 1997. Total pounds produced and sales for the quarter ending May 31, 1998 were 54.2 million pounds and $8.4 million as compared to 49.9 million pounds and $7.5 million in 1997. Aztec acquired International Galvanizers, Inc., its tenth galvanizing facility, on December 8,1997. International Galvanizers contributed 5.4 million pounds to production and $797,000 in sales for the three month period ending May 31, 1998. Sales in the Galvanizing Segment excluding International Galvanizers were $7.6 million for the first three months compared to $7.5 million in the same period last year. Volumes of steel produced were down 2.3% at the segment's other 9 locations due to a slow down in project oriented work. The average selling price in this segment was $.1480 per pound for 1998 compared to $.1497 in 1997. Net sales in the Oil Field Products Segment were up 66.1% to $2.9 million for the quarter ending May 31, 1998 as compared to $1.7 million in 1997. This segment continues to improve operating efficiencies in order to increase volumes of material processed.

Consolidated operating income (net sales less cost of sales) was relatively flat at $3.6 million for the period ending May 31, 1998, as compared to the $3.8 million in 1997. Operating income in the Electrical Products Segment was down 14.9%. Margins were reduced because of downward pricing pressure on the segment's products due to the continued economic weakness in the Pacific Rim countries and in the petroleum industry, as well as increased selling expenses. DRESCO, acquired on February 23, 1998, contributed $48,000 to operating income in this segment. The Galvanizing Segment's operating income was up 5.5% for the quarter ending May 31, 1998 compared to the same period in 1997. Total operating income in this segment for the quarter ending May 31, 1998 was $2 million compared to $1.9 million in 1997. The increased revenues were due to the acquisition of International Galvanizers on December 8, 1997 which contributed $144,000 to operating income for the quarter ending May 31, 1998. The Oil Field Products Segment showed an operating income of $105,000 as compared to $138,000 in 1997. The price of crude oil and natural gas continues to be depressed which has caused margins in this segment to be somewhat less than desirable.

General corporate expenses (selling, G & A expense and other (income) expense) as a percent of net sales was relatively flat for the first quarter ending May 31, 1998, at 12.4% as compared to 12.8% during the same quarter in 1997.

Net interest expense for the quarter ending May 31, 1998, was $228,000 an increase of $40,000 from $188,000 in the first quarter of 1997. The additional interest expense is due to a higher outstanding loan balance associated with acquisitions the Company made in the last quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operations was $2.5 million for the first three months of fiscal 1999 compared to $8,596 for the first quarter in fiscal 1998. Outstanding accounts receivable were reduced during the quarter by $1 million, primarily in the Electrical Products Segment.

During the quarter ended May 31, 1998, proceeds from operating activities of $2.5 million were used to fund the purchase of plant equipment in the amount of $2.1 million and debt repayments in the amount of $916,000.

The Company's current credit facility is made up of a $10 million revolving line of credit and a six year $10 million term note. The Company's current availability under the revolving line of credit is approximately $5 million. Management believes that the credit facility and cash generated from operations will be sufficient to accommodate the Company's current operations, internal growth, and possible future acquisitions.

Forward Looking Statement
-------------------------
This Form 10-Q contains forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipates," "estimate," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Factors that could cause or contribute to such differences could include, but are not limited to changes in demand, prices, and raw materials cost, including zinc which is used in the galvanizing segment; changes in the economic conditions of the various markets the Company serves, including the market price of crude oil and natural gas as well as the Pacific Rim countries economic conditions; as well as the other risks detailed herein and in previous Company reports filed with the Securities and Exchange Commission.

                          PART II. OTHER INFORMATION

                            AZTEC MANUFACTURING CO.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A) EXHIBITS - There were no exhibits filed with this 10-Q for the three months ended May 31, 1998.

(B) REPORTS ON FORM 8-K - There were no reports on Form 8-K filed for the three months ended May 31, 1998.

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



                                           AZTEC MANUFACTURING CO.
                                  -----------------------------------------
                                                (Registrant)



Date:    7/10/98                                 /s/Dana Perry
         -------                  -----------------------------------------
                                   Dana Perry, Vice President for Finance
                                   Chief Financial Officer