Form 10-Q
period 1998-08-31
AZTEC MANUFACTURING CO
filed 1998-10-14
CIK 8947

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended:  August 31, 1998

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________________to___________________


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

                                  YES   X      NO ______
                                      -----

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                             Outstanding at August 31, 1998

 Common Stock, $1.00 Par Value                          5,851,613
 -----------------------------            ------------------------------------
            Class                                   Number of Shares

                            AZTEC MANUFACTURING CO.

                                     INDEX


PART I.       Financial Information                               Page No.
              ---------------------                               --------

 Item 1.      Financial Statements

              Consolidated Condensed Balance Sheets at
              August 31, 1998 and February 28, 1998                      3

              Consolidated Condensed Statements of Income
              Periods Ended August 31, 1998 and August 31, 1997          4

              Consolidated Condensed Statements of Cash Flow
              Periods Ended August 31, 1998 and August 31, 1997          5

              Notes to Consolidated Condensed Financial
              Statements                                                 6


 Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     7-8


PART II. Other Information
         -----------------

 Item 4. Submissions of Matters to a Vote of Security Holders            9

 Item 6. Exhibits and Reports on Form 8-K                                9


SIGNATURES                                                              10

                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS

                            AZTEC MANUFACTURING CO.
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                      8/31/98         2/28/98
ASSETS                                               UNAUDITED        AUDITED
------                                              -----------     -----------
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                         $   510,329     $   765,912
  ACCOUNTS RECEIVABLE (NET OF ALLOWANCE)             12,464,620      13,174,804
  INVENTORIES:
    RAW MATERIALS                                     9,977,343      10,151,440
    WORK-IN-PROGRESS                                  1,385,916       1,509,423
    FINISHED GOODS                                    2,670,730       2,567,878
  PREPAID EXPENSES AND OTHER                            133,551         250,736
                                                    -----------     -----------
      TOTAL CURRENT ASSETS                           27,142,489      28,420,193

LONG TERM INVESTMENT                                    300,000         300,000
PROPERTY, PLANT AND EQUIPMENT, NET                   21,502,882      19,267,869
INTANGIBLE ASSETS, NET                                9,299,490       9,599,936
OTHER ASSETS                                            313,838         313,652
                                                    -----------     -----------
      TOTAL ASSETS                                  $58,558,699     $57,901,650
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  LONG TERM DEBT DUE WITHIN ONE YEAR                $ 1,756,666     $ 1,756,666
  ACCOUNTS PAYABLE                                    4,293,831       5,312,191
  ACCRUED LIABILITIES                                 3,818,837       4,619,981
                                                    -----------     -----------
      TOTAL CURRENT LIABILITIES                       9,869,334      11,688,838

LONG-TERM DEBT DUE AFTER ONE YEAR                    11,487,220      11,320,553
DEFERRED INCOME TAX                                     572,479         572,479

SHAREHOLDERS' EQUITY:
  COMMON STOCK, $1 PAR VALUE
   SHARES AUTHORIZED-25,000,000
   SHARES ISSUED-6,304,580                            6,304,580       6,304,580
  CAPITAL IN EXCESS OF PAR VALUE                     11,437,864      11,402,961
  RETAINED EARNINGS                                  22,451,612      19,429,451
  LESS COMMON STOCK HELD IN TREASURY
   (452,967 AND 382,362 SHARES AT COST
   RESPECTIVELY)                                     (3,564,390)     (2,817,212)
                                                    -----------     -----------
      TOTAL SHAREHOLDERS' EQUITY                     36,629,666      34,319,780
                                                    -----------     -----------
      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $58,558,699     $57,901,650
                                                    ===========     ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                               8/31/98         8/31/97        8/31/98         8/31/97
                              UNAUDITED       UNAUDITED      UNAUDITED       UNAUDITED
                             -----------     -----------     -----------    -----------
NET SALES                    $20,720,681     $18,776,256     $41,449,448    $37,163,071

COSTS AND EXPENSES:
  COST OF SALES               15,755,838      13,830,664      31,173,432     26,996,669
  SELLING/G&A EXPENSE          2,465,496       2,398,411       4,986,841      4,782,879
  INTEREST EXPENSE               231,889         179,954         459,997        368,269
  OTHER (INCOME) EXPENSE         (44,888)       (318,569)         (4,595)      (349,404)
                             -----------     -----------     -----------    -----------
                              18,408,335      16,090,460      36,615,675     31,798,413
                             -----------     -----------     -----------    -----------
INCOME BEFORE INCOME TAXES     2,312,346       2,685,796       4,833,773      5,364,658
PROVISION FOR INCOME TAXES       867,134       1,034,250       1,812,669      2,065,625
                             -----------     -----------     -----------    -----------
NET INCOME                   $ 1,445,212     $ 1,651,546     $ 3,021,104    $ 3,299,033
                             ===========     ===========     ===========    ===========
INCOME PER SHARE:
BASIC EARNINGS PER SHARE     $      0.25     $      0.28     $      0.51    $      0.56
                             ===========     ===========     ===========    ===========
DILUTED EARNINGS PER SHARE   $      0.25     $      0.27     $      0.51    $      0.54
                             ===========     ===========     ===========    ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

                                                                                           SIX MONTHS ENDING
                                                                                       8/31/98           8/31/97
                                                                                      UNAUDITED         UNAUDITED
                                                                                     -----------       ----------
CASH FLOWS PROVIDED BY OPERATIONS:
 NET INCOME                                                                         $ 3,021,104       $ 3,299,033

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATIONS:
 PROVISION FOR BAD DEBTS                                                                 74,909             2,712
 AMORTIZATION AND DEPRECIATION                                                        1,675,204         1,466,325
 GAINS ON SALE OF PROPERTY                                                                    0            15,415

 INCREASE (DECREASE) FROM CHANGES IN ASSETS & LIABILITIES:

 ACCOUNTS RECEIVABLE                                                                    635,275        (1,297,159)
 INVENTORIES                                                                            194,752        (2,696,247)
 PREPAID EXPENSES                                                                       117,185            95,694
 ACCOUNTS PAYABLE                                                                    (1,018,360)          831,028
 ACCRUED LIABILITIES                                                                   (801,144)         (472,475)
                                                                                     ----------         ---------

NET CASH PROVIDED BY OPERATIONS                                                       3,898,925         1,244,326
                                                                                     ----------         ---------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
 PURCHASES OF PROPERTY/PLANT/EQUIPMENT                                               (3,609,950)       (4,986,028)
                                                                                     ----------         ---------

CASH FLOWS USED FOR FINANCING ACTIVITIES:

 EXERCISE OF STOCK OPTIONS                                                               34,903           416,488
 NET CHANGES IN LONG TERM NOTES                                                         166,667          (833,334)
 ADJUSTMENTS TO DIVIDENDS PAID                                                            1,050                 0
 PURCHASE OF TREASURY STOCK                                                            (747,178)                0
                                                                                     ----------         ---------
 NET CASH USED FOR FINANCING ACTIVITIES                                                (544,558)         (416,846)
                                                                                     ----------         ---------

DECREASE IN CASH & CASH EQUIVALENTS                                                    (255,583)       (4,158,548)

 CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                           765,912         5,583,720
                                                                                     ----------         ---------
 CASH & CASH EQUIVALENTS, END OF PERIOD                                             $   510,329       $ 1,425,172
                                                                                     ==========         =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                  Summary of Significant Accounting Policies


1. A summary of the Company's significant accounting policies is presented on Page 19 of its 1998 Annual Shareholders' Report.

2. In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of August 31, 1998, and the results of its operations and cash flows for the six-month periods ended August 31, 1998 and August 31, 1997.

3. Earnings per share is based on the month-end average number of shares outstanding during each year, adjusted for the dilutive effect of stock options.

      The following table sets forth the computation of basic and diluted earnings per share:


                                                      Three months ending August 31                     Six months ending August 31
                                                          1998              1997                           1998             1997
                                                      ------------      -----------                    ------------      -----------
                                                                 (Dollars in thousands except earnings per share)
Numerator:
   Net income for basic and diluted earnings
    per common share                                   $    1,445       $    1,652                      $    3,021       $    3,299
Denominator:
   Denominator for basic earnings per
   common share weighted average shares                 5,904,850        5,956,579                       5,915,266        5,935,126
Effect of dilutive securities:
   Employee and Director stock options                     24,374          185,916                          62,762          118,586
                                                       ----------       ----------                      ----------       ----------
   Denominator for diluted earnings per
   common share adjusted weighted-
   average shares and assumed  conversions              5,929,224        6,142,495                       5,978,028        6,053,712
                                                       ==========       ==========                      ==========       ==========
Basic earnings per common share                        $      .25       $      .28                      $      .51       $      .56
                                                       ==========       ==========                      ==========       ==========
Diluted earnings per common share                      $      .25       $      .27                      $      .51       $      .54
                                                       ==========       ==========                      ==========       ==========

4. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that an enterprise report, by major component and as a single total, the change in its equity during the period from nonowner sources, and SFAS No. 131 establishes annual and interim reporting requirements for an enterprise's operating segments, and related disclosures about its products and services, geographical areas in which it operates, and major customers. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company adopted both of these statements in the first quarter of fiscal 1999 and the impact of adoption did not materially impact the Company's consolidated financial position or statements of income, shareholder's equity, and cash flows. The effects of adoption were primarily limited to form and content of the Company's disclosures.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                             RESULTS OF OPERATIONS
                            ----------------------

Consolidated net sales were up 10% and 12% for the three month and six month periods ending August 31, 1998 as compared to the same periods in 1997. Net sales in the Electrical Products Segment were up $498,000 or 5% for the three month period ending August 31, 1998, and $814,000 or 4% for the six month period ending August 31, 1998, as compared to the same periods in 1997. Drilling Rig Electrical Systems Co. (DRESCO) acquired on February 23, 1998, contributed $462,000 and $707,000 for the three and six month periods ending August 31, 1998. Sales in the Electrical Products Segment excluding DRESCO were $9.2 million and $18.5 million for the three and six month periods ending August 31, 1998, as compared to $9.2 million and $18.4 million for the same periods in 1997. Backlog continues to improve in the Electrical Segment at $13,566,000
compared to $10,650,000 in the prior year.   Net sales in the Galvanizing
Segment were up $1,145,000 or 15% for the three month period ending August 31, 1998, and $2,025,000 or 14% for the six month period ending August 31, 1998 as compared to the same periods in 1997, primarily due to the acquisition of International Galvanizers, Inc. on December 8, 1997. Total pounds produced were 54,362,000 and 108,557,000 for the three and six month periods ending August 31, 1998 compared to 43,461,000 and 93,373,000 during the same periods in 1997. International Galvanizers contributed $818,000 and $1,615,000 in sales for the three and six month periods ending August 31, 1998 and produced 5,793,000 and 11,201,000 pounds respectively. Volumes of steel produced were up 4% at the segment's other nine locations. The year to date average selling price decreased to $.1493 per pound for 1998 from $.1529 in 1997. Net sales in the Oil Field Products Segment were up 14.5% and 38% for the three and six month periods ending August 31, 1998, as compared to the same periods in 1997. Even though sales were up, margins in this segment have been negatively impacted due to the slow down in the oil and gas industry.

Consolidated gross profit (net sales less cost of sales) was relatively flat for the three and six month periods ending August 31, 1998, as compared to the same periods in 1997. Operating income in the Electrical Products Segment was down 5% and 10% for the three and six month periods ending August 31, 1998, as compared to the same periods in 1997. Margins were reduced because of downward pricing pressure on the segment's products due to the continued economic weakness in the Pacific Rim countries and in the petroleum industry, as well as increased selling expenses. DRESCO did not contribute significantly to operating income in this segment. The Galvanizing Segment's operating income was up 7% and 6% for the three and six month periods ending August 31, 1998 as compared to the same periods in 1997. Total operating income in this segment was $1,760,000 and $3,792,000 for the three and six month periods ending August 31, 1998 as compared to $1,651,000 and $3,576,000 in the same periods in 1997. International Galvanizers operated at approximately break-even for the quarter and contributed $143,000 to the segment's operating income for the six month period ending August 31, 1998. The Oil Field Products Segment showed operating income of $19,000 and $123,000 for the three and six month periods ending August 31, 1998 as compared to $204,000 and $342,000 during the same periods in 1997.

General corporate expenses (selling, G & A expense, and other [income] expense) as a percent of net sales was relatively flat for the three and six month periods ending August 31, 1998, compared to the same periods in 1997.

Interest expense was higher for the three and six month periods ending August 31, 1998, as compared to 1997. The additional interest expense is due to a higher outstanding loan balance associated with acquisitions the Company made in the last quarter of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operations was $3.9 million for the first six months of fiscal 1999 compared to $1.2 million for the same period in fiscal 1998. Accounts receivable days outstanding were lower and the Oil Field segments inventories were reduced during the period resulting in a combined reduction of $830,000.

During the period ended August 31, 1998, proceeds from operating activities of $3.9 million were used to fund the purchase of plant equipment in the amount of $3.6 million and long term debt repayments in the amount of $833,000. The Company made a $1 million draw against it's bank line of credit to repurchase treasury stock.

The Company's current credit facility is made up of a $10 million revolving line of credit and a six year $10 million term note. The Company's current availability under the revolving line of credit is approximately $4 million. Management believes that the credit facility and cash generated from operations will be sufficient to accommodate the Company's current operations, internal growth, and possible future acquisitions.

Year 2000 Compliance
--------------------

The Company is in the process of reviewing and making necessary modifications to its computer systems for year 2000 compliance. Costs incurred to date to modify the Company's computer systems have not been material and future costs are not expected to be material. Although the Company expects its modifications will be successfully completed on a timely basis, there can be no assurance that it will be completed on the time schedule anticipated. The Company is also communicating with vendors and others with which it does business to coordinate Year 2000 compliance. There can be no assurance that the systems of other companies and agencies on which the Company relies will be timely converted or that such failure by other entities would not have an adverse impact on the Company's operations.

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

                          PART II. OTHER INFORMATION

                            AZTEC MANUFACTURING CO.

Item 4.   Submission of Matters to a Vote of Security Holders

Shareholders at the Annual Meeting on July 14, 1998, and by proxy, elected three incumbent directors, L.C. Martin, R.J. Schumacher, and H. Kirk Downey. Of the 5,025,071 shares represented at the meeting, 4,739,941 shares (94.3%) were voted for Mr. Martin, 4,740,477 shares (94.34%) were voted for Mr. Schumacher and 4,719,948 shares (93.93%) were voted for Dr. Downey. Other directors continuing in office are Martin Bowen, Kevern Joyce, Sam Rosen, Robert H. Johnson, Dana Perry, and W.C. Walker.

Three proposals by the Board of Directors were approved by the stockholders at the Annual Meeting, with the following vote tabulation:

Approval of the 1998 Incentive Stock Option Plan

 Shares For:                                               2,860,887   81.68%
 Shares Against:                                             641,626   18.32%
 Shares Abstained:                                            66,303     n/a
 Broker Non votes:                                         1,456,255     n/a

Approval of the 1998 Nonstatutory Stock Option Plan

 Shares For:                                               2,999,448   85.71%
 Shares Against:                                             500,226   14.29%
 Shares Abstained:                                            69,142     n/a
 Broker Non votes:                                         1,456,255     n/a

Approval of the 1997 Nonstatutory Stock Option Grants

 Shares For:                                               3,048,092   87.16%
 Shares Against:                                             448,831   12.84%
 Shares Abstained:                                            71,893     n/a
 Broker Non votes:                                         1,456,255     n/a

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A) EXHIBITS - There were no exhibits filed with this 10-Q for the three months ended August 31, 1998.

(B) REPORTS ON FORM 8-K - There were no reports on Form 8-K filed for the three months ended August 31, 1998.

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



                                                  AZTEC MANUFACTURING CO.
                                         ---------------------------------------
                                                       (Registrant)



Date:    10/14/98                          /s/Dana Perry
         --------                     -----------------------------------------
                                      Dana Perry, Vice President for Finance
                                      Chief Financial Officer