Form 10-Q
period 1998-11-30
AZTEC MANUFACTURING CO
filed 1999-01-15
CIK 8947

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended: November 30, 1998

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________ to
     ___________________


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

                                  YES   X      NO
                                      -----       -----

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                Outstanding at November 30, 1998

 Common Stock, $1.00 Par Value                              5,506,483
 -----------------------------                  --------------------------------
            Class                                       Number of Shares

                            AZTEC MANUFACTURING CO.


                                     INDEX
                                     -----

PART I.     Financial Information                                      Page No.
            ---------------------                                      --------

 Item 1.    Financial Statements

               Consolidated Condensed Balance Sheets at
                  November 30, 1998 and February 28, 1998                     3

               Consolidated Condensed Statements of Income
                  Periods Ended November 30, 1998 and November 30, 1997       4

               Consolidated Condensed Statements of Cash Flow
                  Periods Ended November 30, 1998 and November 30, 1997       5

               Notes to Consolidated Condensed Financial
                  Statements                                                6-7


 Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      7-9


PART II.    Other Information
            -----------------

 Item 6.    Exhibits and Reports on Form 8-K                                 9


SIGNATURES                                                                  10

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                             AZTEC MANUFACTURING CO.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                     11/30/98         2/28/98
ASSETS                                               UNAUDITED        AUDITED
------------------------------------               ------------    ------------
CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                       $      5,180    $    765,912
   ACCOUNTS RECEIVABLE (NET OF ALLOWANCE)            12,508,588      13,174,804
   INVENTORIES:
      RAW MATERIALS                                   8,755,097      10,151,440
      WORK-IN-PROCESS                                 1,623,922       1,509,423
      FINISHED GOODS                                  2,927,164       2,567,878
   PREPAID EXPENSES AND OTHER                            92,194         250,736
                                                   ------------    ------------

         TOTAL CURRENT ASSETS                        25,912,145      28,420,193

LONG TERM INVESTMENT                                    199,463         300,000
PROPERTY, PLANT AND EQUIPMENT, NET                   23,241,784      19,267,869
INTANGIBLE ASSETS, NET                                9,143,546       9,599,936
OTHER ASSETS                                            316,054         313,652
                                                   ------------    ------------

         TOTAL ASSETS                              $ 58,812,992    $ 57,901,650
                                                   ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   LONG TERM DEBT DUE WITHIN ONE YEAR              $  1,701,666    $  1,756,666
   ACCOUNTS PAYABLE                                   6,205,387       5,312,191
   ACCRUED LIABILITIES                                3,760,123       4,619,981
                                                   ------------    ------------

         TOTAL CURRENT LIABILITIES                   11,667,176      11,688,838

LONG-TERM DEBT DUE AFTER ONE YEAR                    12,070,552      11,320,553
DEFERRED INCOME TAX                                     572,479         572,479

SHAREHOLDERS' EQUITY:
   COMMON STOCK, $1 PAR VALUE
       SHARES AUTHORIZED - 25,000,000
       SHARES ISSUED - 6,304,580                      6,304,580       6,304,580
   CAPITAL IN EXCESS OF PAR VALUE                    11,437,864      11,402,961
   RETAINED EARNINGS                                 23,600,492      19,429,451
   LESS COMMON STOCK HELD IN TREASURY
       (798,097 AND 382,362 AT COST RESPECTIVELY)    (6,840,151)     (2,817,212)
                                                   ------------    ------------

         TOTAL SHAREHOLDERS' EQUITY                  34,502,785      34,319,780
                                                   ------------    ------------

         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $ 58,812,992    $ 57,901,650
                                                   ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                    11/30/98        11/30/97       11/30/98       11/30/97
                                    UNAUDITED       UNAUDITED      UNAUDITED      UNAUDITED
                                  -------------   -------------  -------------  -------------

NET SALES                         $ 19,414,282    $ 18,079,978   $ 60,863,730   $ 55,243,049

COSTS AND EXPENSES:
  COST OF SALES                     14,988,317      13,519,923     46,161,748     40,516,592
  SELLING/G & A EXPENSE              2,353,447       2,373,228      7,400,051      7,185,595
  INTEREST EXPENSE                     228,800         169,977        688,798        538,246
  OTHER (INCOME) EXPENSE                 4,966         (67,092)       (59,392)      (445,984)
                                  ------------    ------------   ------------   ------------

                                    17,575,530      15,996,036     54,191,205     47,794,449
                                  ------------    ------------   ------------   ------------


INCOME BEFORE INCOME TAXES           1,838,752       2,083,942      6,672,525      7,448,600
PROVISION FOR INCOME TAXES             689,865         802,320      2,502,534      2,867,945
                                  ------------    ------------   ------------   ------------

NET INCOME                        $  1,148,887    $  1,281,622   $  4,169,991   $  4,580,655
                                  ============    ============   ============   ============

INCOME PER SHARE:
BASIC EARNINGS PER SHARE          $       0.20    $       0.21   $       0.71   $       0.77
                                  ============    ============   ============   ============
DILUTED EARNINGS PER SHARE        $       0.20    $       0.21   $       0.71   $       0.75
                                  ============    ============   ============   ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW


                                                                      NINE MONTHS ENDING
                                                                   11/30/98       11/30/97
                                                                   UNAUDITED      UNAUDITED
                                                                  -----------    -----------
CASH FLOWS PROVIDED BY OPERATIONS:
   NET INCOME                                                     $ 4,169,991    $ 4,580,655

   ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED BY OPERATIONS:
      PROVISION FOR BAD DEBTS                                         106,622         41,925
      AMORTIZATION AND DEPRECIATION                                 2,625,624      2,236,469
      GAINS ON SALE OF PROPERTY                                             0         30,303

      INCREASE (DECREASE) FROM CHANGES IN ASSETS & LIABILITIES:

      ACCOUNTS RECEIVABLE                                             559,594     (1,830,188)
      INVENTORIES                                                     922,558     (5,286,222)
      PREPAID EXPENSES                                                158,542        148,646
      OTHER ASSETS                                                     (2,402)        (9,331)
      ACCOUNTS PAYABLE                                                893,196      1,195,120
      ACCRUED LIABILITIES                                            (914,858)       (84,903)
                                                                  -----------    -----------

   NET CASH PROVIDED BY OPERATIONS                                  8,518,867      1,022,474
                                                                  -----------    -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
   PURCHASE OF PROPERTY/PLANT/EQUIPMENT                            (6,042,612)    (6,189,647)
                                                                  -----------    -----------

CASH FLOWS USED FOR FINANCING ACTIVITIES:

   EXERCISE OF STOCK OPTIONS                                           34,903      1,203,678
   NET CHANGES IN LONG TERM NOTES                                     749,999     (1,250,001)
   ADJUSTMENTS TO DIVIDENDS PAID                                        1,050              0
   PURCHASE OF TREASURY STOCK                                      (4,022,939)             0
                                                                  -----------    -----------

   NET CASH USED FOR FINANCING ACTIVITIES                          (3,236,987)       (46,323)
                                                                  -----------    -----------

DECREASE IN CASH & CASH EQUIVALENTS                                  (760,732)    (5,213,496)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                          765,912      5,583,720
                                                                  -----------    -----------

CASH & CASH EQUIVALENTS, END OF PERIOD                            $     5,180    $   370,224
                                                                  ===========    ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------

                  Summary of Significant Accounting Policies
                  ------------------------------------------


1. A summary of the Company's significant accounting policies is presented on Page 19 and 20 of its 1998 Annual Shareholders' Report.

2. In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of November 30, 1998, and the results of its operations and cash flows for the nine-month periods ended November 30, 1998 and November 30, 1997.

3. Earnings per share is based on the month-end average number of shares outstanding during each year, adjusted for the dilutive effect of stock options.

      The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three months ended Nov. 30            Nine months ended Nov. 30
                                                       1998               1997               1998              1997
                                                  --------------     --------------     -------------     -------------
                                                             (Dollars in thousands except earnings per share)
Numerator:
   Net income for basic and diluted earnings
   per common share                                       $1,149             $1,282            $4,170            $4,581

Denominator:
   Denominator for basic earnings per
   common share weighted average shares                5,669,236          6,058,677         5,833,256         5,976,309
Effect of dilutive securities:
   Employee and Director stock options                     3,713            161,221            47,462           128,999
                                                  --------------     --------------     -------------     -------------
   Denominator for diluted earnings per
   common share-adjusted weighted-
   average shares and assumed  conversions             5,672,949          6,219,898         5,880,718         6,105,309
                                                  ==============     ==============     =============     =============
Basic earnings per common share                             $.20               $.21              $.71              $.77
                                                  ==============     ==============     =============     =============
Diluted earnings per common share                           $.20               $.21              $.71              $.75
                                                  ==============     ==============     =============     =============

4. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that an enterprise report, by major component and as a single total, the change in its equity during the period from non-owner sources, and SFAS No. 131 establishes annual and interim reporting requirements for an enterprise's operating segments, and related disclosures about its products and services, geographical areas in which it operates, and major customers. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company adopted both of these statements in the first quarter of fiscal 1999 and the impact of adoption did not materially impact the Company's consolidated financial position or statements of income, shareholder's equity, and cash flows. The effects of adoption were primarily limited to form and content of the Company's disclosures.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS
                             ---------------------

Consolidated net sales were up 7% and 10% for the three month and nine month periods ended November 30, 1998 as compared to the same periods in 1997. Net sales in the Electrical Products Segment were down $221,000 or 3% for the three month period ended November 30, 1998, and were up $594,000 or 2% for the nine month period ended November 30, 1998, as compared to the same periods in 1997. Drilling Rig Electrical Systems Co. (DRESCO) acquired on February 23, 1998, contributed $113,000 and $820,000 for the three and nine month periods ended November 30, 1998. Sales in the Electrical Products Segment excluding DRESCO were $8.4 million and $26.9 million for the three and nine month periods ended November 30, 1998, as compared to $8.7 million and $27.1 million for the same periods in 1997. Backlog continues to improve in the Electrical Products Segment at $15.6 million compared to $12.2 million the prior year. Net sales in the Galvanizing Segment were up $1.7 million or 23% for the three month period ended November 30, 1998, and $3.7 million or 17% for the nine month period ended November 30, 1998 as compared to the same periods in 1997, primarily due to the acquisition of International Galvanizers, Inc. on December 8, 1997. Total pounds produced were 56.9 million and 165.3 million for the three and nine month periods ended November 30, 1998 compared to 42.9 million and 135.4 million during the same periods in 1997. International Galvanizers contributed $885,000 and $2.5 million in sales for the three and nine month periods ended November 30, 1998 and produced 6.1 million and 17.3 million pounds respectively. Volumes of steel produced were up 18% and 9% for the three and nine month periods ended November 30, 1998 compared to the same periods in 1997 at the segment's other nine locations. The year to date average selling price decreased to $.1499 per pound for 1998 from $.1552 in 1997. Net sales in the Oil Field Products Segment were down 6% for the three month period ended November 30, 1998, as compared to 1997 and were up 22% for the nine month period ended November 30, 1998 as compared to 1997. Even though year to date sales were up, margins in this segment have been negatively impacted due to a down turn in the oil and gas industry.

Consolidated gross profit (net sales less cost of sales) was relatively flat for the three and nine month periods ended November 30, 1998, as compared to the same periods in 1997. Operating income in the Electrical Products Segment was down 25% and 14% for the three and nine month periods ended November 30, 1998, as compared to the same periods in 1997. Margins were reduced because of downward pricing pressure on the segment's products due to the continued economic weakness in the Pacific Rim countries and in the petroleum industry, as well as increased selling expenses. DRESCO did not contribute significantly to operating income in this segment. The Galvanizing Segment's operating income was up 25% and 12% for the three and nine month periods ended November 30, 1998 as compared to the same periods in 1997. Total operating income in this segment was $2 million and $5.8 million for the three and nine month periods ended November 30, 1998 as compared to $1.6 million and $5.2 million in the same periods in 1997. International Galvanizers contributed $67,000 for the quarter and contributed $210,000 to the segment's operating income for the nine month period ended November 30, 1998. The Oil Field Products Segment showed operating losses of $134,000 and $11,000 for the three and nine month periods ended November 30, 1998 as compared to operating income of $133,000 and $475,000 during the same periods in 1997.

General corporate expenses (selling, G & A expense, and other [income] expense) as a percent of net sales was relatively flat for the three and nine month periods ended November 30, 1998, compared to the same periods in 1997.

Interest expense was higher for the three and nine month periods ended November 30, 1998, as compared to 1997. The additional interest expense is due to a higher outstanding loan balance associated with acquisitions the Company made in the last quarter of fiscal 1998, as well as the repurchase of the Company's common stock on the open market through the course of fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Net cash provided by operations was $8.5 million for the first nine months of fiscal 1999 compared to $1.0 million for the same period in fiscal 1998. Accounts receivable days outstanding were lower and the Oil Field Segments inventories were reduced during the period resulting in a combined reduction of $1.5 million.

During the period ended November 30, 1998, proceeds from operating activities of $8.5 million and a $2 million draw against the Company's bank line of credit were used to fund the purchase of plant equipment in the amount of $6 million, make long term debt repayments in the amount of $1.25 million, and repurchase treasury stock in the amount of $4 million.

The Company's credit facility as of November 30, 1998 was made up of a $10 million revolving line of credit and a six year $10 million term note. In January 1999, the Company's revolving line of credit was increased to $15 million and an additional $10 million term note was put into place by its lender. As of January 1999, the Company's current availability under the revolving line of credit was approximately $10 million. Management believes that the credit facility and cash generated from operations will be sufficient to accommodate the Company's current operations, internal growth, and possible future acquisitions.

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


                          PART II. OTHER INFORMATION

                            AZTEC MANUFACTURING CO.


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

(A)     Exhibits - There were no exhibits filed with this 10-Q for the three months ended November 30, 1998.

(B)     Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended November 30, 1998.

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



                                                AZTEC MANUFACTURING CO.
                                         ---------------------------------------
                                                     (Registrant)



Date:    1/15/99                                   /s/Dana Perry
         -------                         ---------------------------------------
                                          Dana Perry, Vice President for Finance
                                          Chief Financial Officer