Form 10-K405
period 1999-02-28
AZTEC MANUFACTURING CO
filed 1999-05-26
CIK 8947

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended: February 28, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes  X   No ___
              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates on May 10, 1999, was approximately $43,027,000. As of May 10, 1999, there were 4,741,270 shares of Aztec Manufacturing Co. Common Stock $1.00 par value outstanding.

                      Documents Incorporated By Reference

Part I, Part II and Part IV incorporate certain information by reference from the Registrant's Annual Report to Shareholders for the year ended February 28, 1999. Part III incorporates information by reference from the Proxy Statement for the 1999 Annual Meeting of Shareholders of Registrant.

--------------------------------------------------------------------------------

                                    PART I

Item 1.  Business

Aztec Manufacturing Co. ("Aztec" or the "Company") was incorporated under the laws of the state of Texas on March 26, 1956. Aztec, through its subsidiaries, operates under two segments which are primarily in the United States. These segments are (i) Manufactured Products and (ii) Services, which are discussed further below.

Aztec started in 1956 as an oil field-related company servicing oil field supply companies and steel mills. The Company was located in Fort Worth, Texas, but subsequently moved to Crowley, Texas. In 1965, Aztec diversified into the galvanizing industry and opened its first location in Crowley, Texas. Oil field operations were expanded with the opening of its Houston facility in 1967. Galvanizing operations were expanded with the formation of Aztec Industries in Jackson, Mississippi in 1969, the opening of a galvanizing facility in Houston in 1975, the acquisition of Automatic Processing in Moss Point, Mississippi and the formation of Aztec Mfg. Co. - Waskom in Waskom, Texas in 1986. Aztec acquired Parks Machine in 1986, a job shop screw machine facility, located in Crowley, Texas. Aztec closed its Houston Tubing facility in 1989 due to the depressed domestic oil industry. Aztec acquired Rig-A-Lite Partnership, LTD. in Houston, Texas, in March 1990 and The Calvert Company located in Jackson, Mississippi, in September 1990. Aztec closed and liquidated Parks Machine in November 1992, due to the low level of oil field activity. Aztec added to its electrical companies with the acquisition of Atkinson Industries, Inc., in March 1993. Gulf Coast Galvanizing, Inc., located in Citronelle, Alabama, was acquired in January 1994. Aztec completed and opened in November 1994 a new galvanizing facility near Phoenix in Goodyear, Arizona. Arkansas Galvanizing,
Inc., located in Prairie Grove, Arkansas, was acquired in February 1996.   The
Company made three acquisitions in fiscal 1998. Hobson Galvanizing, Inc. located in Belle Chase, Louisiana was acquired in March 1997, and International Galvanizers, Inc. located in Beaumont, Texas was acquired in December 1997. Drilling Rig Electrical Systems, Inc. (DRES-CO), located in Houston, Texas was acquired and added to the Company's Manufactured Products Segment in February 1998. The Company now operates two distinct segments, Manufactured Products and Services. The Manufactured Products Segment is made up of four electrical companies and the tubular products operations. The Services Segment is made up of our ten hot dip galvanizing facilities servicing the steel fabrication industry.

A three-year summary of sales, operating profit and identifiable assets by industry segment is included in Note 10 of Notes To Consolidated Financial Statements on page 30 of the Registrant's 1999 Annual Report to Shareholders. Such information is hereby incorporated by reference.

Aztec provides manufacturing of products and services in the following areas:

Manufactured Products Segment

This segment includes Rig-A-Lite Partnership, LTD, DRES-CO, The Calvert Company, Atkinson Industries, Inc. and our tubular products business. Rig-A-Lite manufactures and assembles lighting fixtures for hostile and hazardous environments in the industrial market. DRES-CO designs, furnishes and contracts the installation of electrical systems for oil field drilling rigs, drilling barges, and other drilling equipment used for the production of oil and natural gas. DRES-CO operates in conjunction with Rig-A-Lite, utilizing their lighting products. Also in this segment is The Calvert Company which designs, manufactures and installs electrical bus duct systems for the power generation industry. A bus duct consists of insulated power conductors housed in a metal enclosure. Individual pieces of bus duct are arranged in a variety of physical configurations that may be required to distribute electrical power to or from a generator, transformer, switching device or other electrical apparatus. Bus duct systems that can be provided are non-segregated phase, segregated phase and isolated phase styles with numerous amperage and voltage ratings. Atkinson, located in Pittsburg, Kansas, manufactures factory-fabricated electrical power centers and assemblies for the industrial and power generation industries.
Aztec also processes and provides tubular products to the extent of upsetting, threading, testing and heat treating and also manufactures pup joints. The principal market for Aztec's tubular products is the oil industry, with distribution through supply houses, steel mills and other manufacturers in the metal fittings industry. The market for Aztec's Manufactured Products Segment is highly competitive and consists of a few large national companies, as well as numerous small independents. Competition is based primarily on product quality, range of product line, price and service. The Company believes that it can compete favorably with regard to each of these factors. Copper, aluminum and steel are the primary raw materials used in this segment and are readily available. This segment's products are sold through manufacturers' representatives and its internal sales force. This segment is not dependent on any single customer or limited number of customers for sales, and the loss of any single customer would not have a material adverse effect on consolidated revenues. Backlog of orders was approximately $18,214,000 at February 28, 1999, $19,936,000 at February 28, 1998, and $10,945,000 at February
28, 1997. All of the year end 1999 backlog will be delivered in the next 18 months. Orders included in the backlog are represented by contracts and purchase orders that the Company believes to be firm. Total employment in this segment is 320 persons.

Services Segment

Custom hot-dip galvanizing service is provided for industries handling fabricated metal products. This process provides corrosion protection of fabricated steel for extended periods up to 50 years. Galvanizing is a highly competitive business. Aztec competes with other independent galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternate forms of corrosion protection such as paint. Market conditions and pricing are, therefore, highly competitive. Aztec is limited to some extent in its galvanizing market to areas within a close proximity of its existing locations, due to freight cost. Zinc, the principal raw material used in the galvanizing process, is readily available but has volatile pricing. Aztec has a broad customer base in galvanizing. No one customer represented as much as 10 percent of consolidated revenues. The backlog of galvanizing orders generally is nominal due to the short time requirement involved in the process. Total employment in this segment is 316 persons.

General

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

Forward-Looking Statements

This Report contains, and from time to time the Company or certain of its representatives may make, "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as "anticipate," "expect," "estimate," "intend," "should," "may," "believe," and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, like all statements that look to the future are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company's control and may not even be predictable. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to, many of the matters described in this Report: change in demand, prices and raw material cost, including zinc which is used in the hot dip galvanizing process; changes in the economic conditions of the various markets the Company serves, foreign and domestic, including the market price for oil and natural gas; acquisition opportunities, adequate financing, and experienced management employees to implement the Company's growth strategy; and customer demand and response to products and services offered by the Company. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations.

Executive Officers of the Registrant

                                        Business Experience for Past
      Name                   Age        Five Years; Position or Office with Registrant             Held Since
---------------              ---        ------------------------------------------------------     ----------
L. C. Martin                  73        Chairman and Chief Executive Officer                             1958

David H. Dingus               51        President and Chief Operating Officer                            1998
                                        President and Chief Executive Officer of Reedrill Corp      1989-1998

Dana L. Perry                 50        Vice President of Finance, Chief Financial Officer               1992
                                        and Assistant Secretary                                          1977

Fred L. Wright, Jr.           58        Senior Vice President/Services Segment                           1992

Each executive officer was elected by the Board of Directors to hold office until the next Annual Meeting or until his successor is elected. There are no family relationships between Executive Officers of the Registrant.

Item 2.   Properties

The following table sets forth information about the Company's principal facilities owned on February 28, 1999:

                                              Buildings/
Location                      Land/Acres      Sq. Footage  Segment/Occupant
--------                      ----------      -----------  ----------------
Crowley, Texas                    152.0             7,772  Corporate Office
                                                   25,600  Services
                                                  193,245  Manufactured Products
Houston, Texas                      8.7            25,800  Services
                                   37.0            36,000  Manufactured Products
                                    5.4            67,440  Manufactured Products
                                    1.8             6,500  Manufactured Products
Waskom, Texas                      10.6            30,400  Services
Moss Point, Mississippi            13.5            16,000  Services
Jackson, Mississippi                5.6            22,800  Services
                                    5.1            36,160  Manufactured Products
Pittsburg, Kansas                  15.3            86,000  Manufactured Products
Citronelle, Alabama                10.8            33,960  Services
Goodyear, Arizona                 11.75            36,750  Services
Prairie Grove, Arkansas            11.5            34,000  Services
Belle Chasse, Louisiana             9.5            34,000  Services
Beaumont, Texas                    12.9            33,700  Services

Item 3.   Legal Proceedings

Environmental Proceedings

In the course of its galvanizing operations, the Company is subject to occasional governmental proceedings and orders pertaining to noise, air emissions, and water discharges into the environment. The Company has complied with such proceedings and orders without any materially adverse effect on its business.

The registrant is not a party to, nor is its property the subject of, any material pending legal proceedings. The registrant is involved in ordinary routine litigation incidental to business. For additional information relating to contingencies, see Note 11 of Notes To Consolidated Financial Statements on page 31 of the Registrant's 1999 Annual Report to Shareholders, which is Exhibit 13 to this Form 10-K.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended February 28, 1999, to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The common stock, $1.00 par value, of Registrant ("common stock") is traded on the New York Stock Exchange. The Company was listed on the New York Stock Exchange and started trading on March 20, 1997. Prior to that date, the Company's stock traded on the NASDAQ National Market. Information called for by
Item 201 of Regulation S-K is contained under the caption "Stock Prices and Dividends Per Share" on the inside back cover of Registrant's 1999 Annual Report to Shareholders. That inside back cover is hereby incorporated by reference.

Effective January 7, 1999, the Board of Directors approved a stock rights plan, which authorized and declared a dividend distribution of one right for each share of common stock outstanding at the close of business on February 4, 1999. The rights are exercisable at an initial exercise price of $60, subject to certain adjustments as defined in the agreement, if a person or group acquires 15% or more of the Company's common stock or announces a tender offer that would result in ownership of 15% or more of the common stock alternatively, the rights may be redeemed at one cent per right at any time before a 15% position has been acquired. The rights expire on January 7, 2009.

The approximate number of holders of record of common stock of Registrant at May 10, 1999 was 980.


Item 6.  Selected Financial Data

The information contained under the caption "Selected Financial Information" on page 1 of Registrant's 1999 Annual Report to Shareholders is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14, 15, 16, 17 and 18 of Registrant's 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk relating to the Company's operations results primarily from changes in interest rates and commodity prices. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes and is not a party to any leveraged derivatives.

The Company manages its exposures to changes in interest rates by optimizing the use of variable and fixed rate debt. The Company had approximately $17.7 million of variable rate borrowings at February 28,1999. In February 1999 the Company entered into an interest rate protection agreement with its lender to modify the interest characteristics on approximately $9.9 million of debt from a variable rate to a fixed rate.

The Company manages its exposures to commodity prices, primarily zinc used in its Services Segment, by utilizing contracts with its zinc suppliers that include protective caps to guard against rising commodity prices. Management believes these contractual agreements ensure adequate supplies and guard against exposure to commodity price swings.

Item 8.  Financial Statements and Supplementary Data

The consolidated balance sheets of Aztec Manufacturing Co. as of February 28, 1999 and February 28, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 1999, and the report of independent auditors and the information required by Item 302 of Regulation of S-K are on pages 19 through 32 of Registrant's 1999 Annual Report to Shareholders and are incorporated herein by reference.


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

The other information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders.


Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders.


Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements

The following financial statements and report of independent auditors incorporated herein by reference to pages 19 through 32 of Registrant's 1999 Annual Report to Shareholders.

                                                                             Page numbers of 1999 Annual
                                                                               Report to Shareholders
                                                                             ---------------------------
Consolidated Balance Sheets as of February 28, 1999 and February 28, 1998                   19
Consolidated Statements of Income for the years ended                                       20
    February 28, 1999, February 28, 1998, and February 28, 1997
Consolidated Statements of Shareholders' Equity for the years ended                         20
    February 28, 1999, February 28, 1998, and February 28, 1997
Consolidated Statements of Cash Flows for the years ended                                   21
    February 28, 1999, February 28, 1998, and February 28, 1997
Notes to Consolidated Financial Statements                                               22-32
Report of Independent Auditors                                                              32

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

3c -    Bylaws adopted by the Board of Directors of Registrant on May 11, 1999.*

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

10f - Amendment No. 1 dated May 15, 1992 to the Change in Control Agreement dated April 25, 1986.*

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

10l - 1998 Nonstatutory Stock Option plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10l of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10m - 1997 Nonstatutory Stock Option Grants of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10m of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

13 - Annual Report to Shareholders for the fiscal year ended February 28, 1999; provided however, only parts of such report as are specifically incorporated by reference into this Form 10-K shall be deemed part of this Form 10-K*.

21  -  Subsidiaries of Registrant*.

23  -  Consent of Ernst & Young LLP*.

24  -  Power of Attorney*.



-------------------
*Filed herewith.


(b)      Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the fiscal year ended February 28, 1999.

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AZTEC MANUFACTURING CO.
                                                  (Registrant)


Date: 5/25/99                           By: /s/ L.C. Martin
      --------------------------            ---------------------------------
                                            L. C. Martin, Principal Executive
                                            Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


/s/ L.C. Martin                         /s/ Dana L. Perry
---------------------------------       -------------------------------------
L. C. Martin, Principal Executive       Dana L. Perry, Principal Accounting
Officer and Director                    Officer, Principal Financial Officer,
                                        and Director


David H. Dingus*                        /s/ Sam Rosen
---------------------------------       -------------------------------------
David H. Dingus, President,             Sam Rosen, Director
Chief Operating Officer and
Director


Robert H. Johnson*                      R. J. Schumacher*
---------------------------------       -------------------------------------
Robert H. Johnson, Director             R. J. Schumacher, Director


Martin C. Bowen*                        Dr. H. Kirk Downey*
---------------------------------       -------------------------------------
Martin C. Bowen, Director               Dr. H. Kirk Downey, Director


W.C. Walker*                            Kevern R. Joyce*
---------------------------------       -------------------------------------
W.C. Walker, Director                   Kevern R. Joyce, Director


/s/ L.C. Martin
---------------------------------
L. C. Martin, Attorney-in-Fact

                                 EXHIBIT INDEX

                                                                                                           Sequentially
    Exhibit                                         Description                                           Numbered Page
    -------                                         -----------                                           -------------
       3(i)      Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year
                 February 28, 1981).                                                                      -------------

       3c        Bylaws adopted by the Board of Directors of registrant on May 11, 1999.*                 -------------

      10a        1982 Incentive Stock Option Plan of Registrant (incorporated by reference to the
                 Annual Report of Form 10-K filed by Registrant for the fiscal year ended February
                 29, 1984).                                                                               -------------

      10b        Employees Benefit Plan and Trust of Aztec Manufacturing Co. (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal
                 year ended February 28, 1985).                                                           -------------

      10c        Amendment No. 1 to the Employees Benefit Plan and Trust of Aztec Manufacturing
                 Co. (incorporated by reference to Exhibit 10c of the Annual Report on Form 10-K
                 filed by Registrant for the fiscal year ended February 28, 1987).                        -------------

      10d        1986 Incentive Stock Option Plan of Registrant (incorporated by reference to the
                 Annual Report on Form 10-K filed by Registrant for the fiscal year ended February
                 28, 1986).                                                                               -------------

      10e        Change in Control Agreement between Registrant and Mr. L.C. Martin dated March 1,
                 1986 (incorporated by reference to Exhibit 10e of the Annual Report on Form 10-K
                 filed by Registrant for the fiscal year ended February 29, 1987).                        -------------

      10f        Amendment No. 1 dated May 15, 1992 to the Change in Control Agreement dated April
                 25, 1986.*                                                                               -------------

      10h        1991 Incentive Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10h of the Annual Report on Form 10-K filed by Registrant
                 for the fiscal year ended February 28, 1991).                                            -------------

      10i        1991 Nonstatutory Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10i of the Annual Report on Form 10-K filed by Registrant
                 for the fiscal year ended February 28, 1991).                                            -------------

      10j        Buy-Sell and Termination Agreement between Registrant and Mr. L.C. Martin dated
                 January 27, 1994 (incorporated by reference to Exhibit 10j of the Annual Report
                 on Form 10-K filed by Registrant for the fiscal year ended February 28, 1994).           -------------

                                                                                                           Sequentially
    Exhibit                                         Description                                           Numbered Page
    -------                                         -----------                                           -------------
      10k        1998 Incentive Stock Option Plan of Aztec Manufacturing Co.  (incorporated by reference to Exhibit 10k of the Annual Report on Form 10-K filed by Registrant
                 for the fiscal year ended February 28, 1998).                                            -------------


      10l        1998 Nonstatutory Stock Option Plan of Aztec Manufacturing Co.  (incorporated by reference to Exhibit 10l of the Annual Report on Form 10-K filed by Registrant
                 for the fiscal year ended February 28, 1998).                                            -------------

      10m        1997 Nonstatutory Stock Option Grants of Aztec Manufacturing Co.  (incorporated by reference to Exhibit 10m of the Annual Report on Form 10-K filed by Registrant
                 for the fiscal year ended February 28, 1998).                                            -------------

      13         Annual Report to Shareholders for the fiscal year ended February 28, 1999;
                 provided however, only parts of such report as are specifically incorporated
                 by reference into this Form 10-K shall be deemed part of this Form 10-K.*                -------------

      21         Subsidiaries of Registrant.*                                                             -------------

      23         Consent of Ernst & Young LLP.*                                                           -------------

      24         Power of Attorney.*                                                                      -------------



-------------------
*Filed herewith