Form 10-Q
period 1999-05-31
AZTEC MANUFACTURING CO
filed 1999-07-14
CIK 8947

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended:  May 31, 1999

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ______________________to_________________


                         Commission File Number 0-2733
                            AZTEC MANUFACTURING CO.
            (Exact name of registrant as specified in its charter)


   TEXAS                                                       75-0948250
-----------------------------------------------------      --------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation of organization)                          Identification No.)


  400 North Tarrant, Crowley, Texas                                 76036
-----------------------------------------------------      --------------
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:        (817) 297-4361
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

                                  YES   X      NO
                                      -----       -----

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                               Outstanding at May 31, 1999

 Common Stock, $1.00 Par Value                          4,741,270
 -----------------------------            ------------------------------------
            Class                                   Number of Shares

                            AZTEC MANUFACTURING CO.



                                     INDEX
                                     -----

PART I.   Financial Information                                   Page No.
          ------------------------------------------------------  --------

 Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets at
            May 31, 1999 and February 28, 1999                             3

            Consolidated Condensed Statements of Income for the
            Periods Ended May 31, 1999 and May 31, 1998                    4

            Consolidated Condensed Statements of Cash Flow for the
            Periods Ended May 31, 1999 and May 31, 1998                    5

            Notes to Consolidated Condensed Financial
            Statements                                                   6-8


 Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       8-9


PART II.  Other Information
          -----------------

 Item 6.  Exhibits and Reports on Form 8-K                                10


SIGNATURES                                                                10

                        PART I.  FINANCIAL INFORMATION
                         ITEM I.  FINANCIAL STATEMENTS

                            AZTEC MANUFACTURING CO.
                     CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                                  5/31/99                       2/28/99
ASSETS                                                                           UNAUDITED                       AUDITED
---------------------------------------------                           ----------------------        ----------------------

CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                              $            678,763          $            800,183
   ACCOUNTS RECEIVABLE (NET OF ALLOWANCE)                                           14,012,538                    13,472,637
   INVENTORIES:
      RAW MATERIALS                                                                  7,179,662                     7,306,510
      WORK-IN-PROCESS                                                                1,087,978                     1,000,480
      FINISHED GOODS                                                                 2,531,137                     2,884,373
   PREPAID EXPENSES AND OTHER                                                          279,078                       323,176
                                                                        ----------------------        ----------------------

         TOTAL CURRENT ASSETS                                                       25,769,156                    25,787,359

LONG TERM INVESTMENT                                                                   200,000                       200,000
PROPERTY, PLANT AND EQUIPMENT, NET                                                  22,816,695                    23,078,880
INTANGIBLE ASSETS, NET                                                               8,833,795                     8,989,573
OTHER ASSETS                                                                           345,554                       343,149
                                                                        ----------------------        ----------------------

         TOTAL ASSETS                                                     $         57,965,200          $         58,398,961
                                                                        ======================        ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------

CURRENT LIABILITIES:
   LONG TERM DEBT DUE WITHIN ONE YEAR                                     $          3,135,238          $          3,135,238
   ACCOUNTS PAYABLE                                                                  5,473,229                     3,826,238
   ACCRUED LIABILITIES                                                               4,545,588                     3,792,596
                                                                        ----------------------        ----------------------

         TOTAL CURRENT LIABILITIES                                                  13,154,055                    10,754,072

LONG-TERM DEBT DUE AFTER ONE YEAR                                                   15,992,456                    20,266,266
DEFERRED INCOME TAXES                                                                  493,173                       493,173

SHAREHOLDERS' EQUITY:
   COMMON STOCK, $1 PAR VALUE
       SHARES AUTHORIZED - 25,000,000
       SHARES ISSUED - 6,304,580                                                     6,304,580                     6,304,580
   CAPITAL IN EXCESS OF PAR VALUE                                                   11,391,540                    11,422,536
   RETAINED EARNINGS                                                                25,147,540                    23,736,974
   LESS COMMON STOCK HELD IN TREASURY
       (1,563,310 AND 1,569,822 SHARES AT COST                                     (14,518,144)                  (14,578,640)
                                                                        ----------------------        ----------------------
        RESPECTIVELY)
         TOTAL SHAREHOLDERS' EQUITY                                                 28,325,516                    26,885,450
                                                                        ----------------------        ----------------------

         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                         $         57,965,200          $         58,398,961
                                                                        ======================        ======================


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.




                            AZTEC MANUFACTURING CO.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME



                                                                                     THREE MONTHS ENDED
                                                                         5/31/99                                5/31/98
                                                                        UNAUDITED                              UNAUDITED
                                                                   -------------------                  -------------------
NET SALES                                                          $        20,670,621                  $        20,728,767

COSTS AND EXPENSES:
  COST OF SALES                                                             15,316,585                           15,417,594
  SELLING/G & A EXPENSE                                                      2,710,212                            2,521,345
  INTEREST EXPENSE                                                             353,095                              228,108
  OTHER (INCOME) EXPENSE                                                        33,377                               40,293
                                                                   -------------------                  -------------------

TOTAL                                                                       18,413,269                           18,207,340
                                                                   -------------------                  -------------------


INCOME BEFORE INCOME TAXES                                                   2,257,352                            2,521,427
PROVISION FOR INCOME TAXES                                                     846,537                              945,535
                                                                   -------------------                  -------------------

NET INCOME                                                         $         1,410,815                  $         1,575,892
                                                                   ===================                  ===================

EARNINGS PER COMMON SHARE:
BASIC                                                              $              0.30                  $              0.27
                                                                   ===================                  ===================
DILUTED                                                            $              0.30                  $              0.26
                                                                   ===================                  ===================


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

                                                                                                 THREE MONTHS ENDING
                                                                                           5/31/99                    5/31/98
                                                                                          UNAUDITED                   UNAUDITED
                                                                                        --------------              -------------
CASH FLOWS PROVIDED BY OPERATIONS:
   NET INCOME                                                                           $    1,410,815              $   1,575,892

   ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED BY OPERATIONS:
      PROVISION FOR BAD DEBTS                                                                   70,443                     37,963
      AMORTIZATION AND DEPRECIATION                                                          1,015,001                    807,813

      INCREASE (DECREASE) FROM CHANGES IN ASSETS & LIABILITIES:

      ACCOUNTS RECEIVABLE                                                                     (610,344)                 1,003,443
      INVENTORIES                                                                              392,586                   (554,287)
      PREPAID EXPENSE AND OTHER                                                                 44,098                     44,094
      OTHER ASSETS                                                                              (2,405)                    (4,405)
      ACCOUNTS PAYABLE                                                                       1,646,991                   (761,647)
      ACCRUED LIABILITIES                                                                      752,992                    383,633
                                                                                        --------------              -------------

   NET CASH PROVIDED BY OPERATIONS                                                           4,720,177                  2,532,499
                                                                                        --------------              -------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:

   PURCHASES OF PROPERTY, PLANT, EQUIPMENT                                                    (597,038)                (2,111,508)
                                                                                        --------------              -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES:

   PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                                      29,500                     57,794
   PAYMENTS ON LONG TERM DEBT                                                               (4,273,810)                  (916,666)
                                                                                        --------------              -------------
   DIVIDENDS PAID                                                                                 (249)                     1,050
                                                                                        --------------              -------------


   NET CASH USED FOR FINANCING ACTIVITIES                                                   (4,244,559)                  (857,822)
                                                                                        --------------              -------------

DECREASE IN CASH & CASH EQUIVALENTS                                                           (121,420)                  (436,831)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   800,183                    765,912
                                                                                        --------------              -------------

CASH & CASH EQUIVALENTS, END OF PERIOD                                                  $      678,763              $     329,081
                                                                                        ==============              =============



SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------

                  Summary of Significant Accounting Policies
                  ------------------------------------------


1. A summary of the Company's significant accounting policies is presented on Page 22, 23 and 24 of its 1999 Annual Shareholders' Report.

2. In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of May 31, 1999, and the results of its operations and cash flows for the three-month periods ended May 31, 1999 and 1998.

3. Earnings per share is based on the month-end average number of shares outstanding during each year, adjusted for the dilutive effect of stock options.

      The following table sets forth the computation of basic and diluted earnings per share:


                                                                                        Three months ending May 31
                                                                                       1999                     1998
                                                                              --------------------     ---------------------
                                                                              (Dollars in thousands except earnings per share)
Numerator:
   Net income for basic and diluted earnings per common        share
Denominator:
   Denominator for basic earnings per common share -
    weighted average shares.                                                           4,738,766                 5,925,681
Effect of dilutive securities:
   Employee and Director stock options                                                     8,269                    95,485
                                                                            --------------------     --------------------=
Denominator for diluted earnings per common share adjsuted
 weighted-average shares and assumed conversions
                                                                                       4,747,035                 6,021,166
                                                                            ====================     =====================
Basic earnings per common share                                                       $      .30                $      .27
                                                                            ====================     =====================
Diluted earnings per common share                                                     $      .30                $      .26
                                                                            ====================     =====================


4. A summary of the Company's operating segments is defined on page 30 of its 1999 Annual Shareholders' Report.

     Information regarding operations and assets by segment is as follows:

                                                                  Three Months Ended May 31,
                                                                 1999                   1998
                                                          -----------------      -----------------
Net Sales:
                   Manufactured Products                  $          10,947      $          12,383
                   Services                                           9,724                  8,346
                                                          -----------------      -----------------
                                                          $          20,671      $          20,729
                                                          =================      =================

Operating Income (a):
                   Manufactured                           $           1,071      $           1,557
                   Services                                           2,476                  2,031
                                                          -----------------      -----------------
                                                                      3,547                  3,588

General Corporate Expense                                               925                    829
Interest Expense                                                        353                    228
Other (Income) Expense, Net (b)                                          12                     10
                                                          -----------------      -----------------
                                                                      1,290                  1,067

Income Before Income Taxes                                $           2,257      $           2,521
                                                          =================      =================

Total Assets:
                   Manufactured Products                  $          28,062      $          29,944
                   Services                                          27,893                 26,466
                   Corporate                                          2,010                  1,832
                                                          -----------------      -----------------
                                                          $          57,965      $          58,242
                                                          =================      =================

(a) Operating income consists of net sales less cost of sales, specifically identifiable general and administrative expenses and selling expenses.
(b) Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expense not specifically identifiable to a segment.


5.   Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The expected date of adoption by the Company is not yet known.

     The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement No. 133 will be on the earnings and financial position of the Company



 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                             RESULTS OF OPERATIONS
                             ---------------------

Consolidated net sales for the three-month period ending May 31, 1999 as compared to the same period in 1998 were relatively flat at $20.7 million for both periods. Net sales in the Manufactured Products Segment were down $1.4 million or 11.6% as compared to the same period in 1998 primarily due to the depressed petroleum industry. Sales of electrical products in the Manufactured Products Segment were relatively flat while tubular products sales were down 52.5%. Backlog for the segment was relatively flat for the quarter versus the same quarter last year. Backlog for electrical products in this segment was up $4 million over the same period in 1998 primarily due to the deregulation of the electrical industry and the need for increased domestic power generation. Tubular products backlog was down to $300,000 for the quarter ending May 31,1999, from $4.7 million in the previous May quarter. Net sales in the Services Segment, which is made up of galvanizing services, were up 16.5% or $1.4 million in 1999 as compared to the same quarter in 1998. Total pounds shipped and sales for the quarter ending May 31, 1999 were 61.7 million pounds and $9.7 million as compared to 53.8 million pounds and $8.3 million in 1998. The volume of steel processed increased by 14.7% due to an increase in project oriented work. The average selling price per 100 pounds increased from $14.80 in 1998 to $15.21 in 1999 for the three-month period.

Consolidated operating income (net sales less operating expense) was relatively flat at $3.5 million for the period ending May 31, 1999, as compared to $3.6 million in 1998. Operating income in the Manufactured Products Segment was down 31.3%. Margins were reduced because of downward pricing, low volumes, and the liquidation of excess inventory in petroleum related products. In the Services Segment operating income was up 22% for the quarter ending May 31,1999 compared to same period in 1998. Total operating income in this segment for the quarter ending May 31, 1999 was $2.5 million compared to $2 million in 1998. Increased operating income was due to increased volumes and selling prices, coupled with flat spending for the compared periods.

General corporate expenses (selling, G & A expense and other (income) expense) as a percent of net sales were consistent for the first quarter ending May 31, 1999, at 13.3% as compared to 12.4% during the same quarter in 1998.

Net interest expense for the quarter ending May 31, 1999, was $353,000, an increase of $125,000 from $228,000 in the first quarter of 1998. The additional interest expense is due to a higher outstanding loan balance associated with the repurchase of Aztec common stock in 1998. With reduced shares outstanding due to the stock repurchase, diluted earnings per share increased to $.30 per share for the quarter ending May 31, 1999 versus $.26 per share for 1998, an increase of 15.4% or .04 per share.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Net cash provided by operations was $4.7 million for the first three months of fiscal 2000 compared to $2.5 million for the first quarter in fiscal 1999. The $4.7 million consisted of $1.4 million in net profits, $1.1 million from depreciation and amortization, and $2.2 million from other changes primarily an increase in outstanding payables.

During the quarter ended May 31, 1999, proceeds from operating activities of $4.7 million were used to repay debt in the amount of $4.3 million and purchase plant equipment in the amount of $597,000.

The Company's current credit facility is made up of two term notes both in the amount of $10 million each. The Company also has a revolving line of credit in the amount of $15 million of which $10.3 million is available for future use. Management believes that the credit facility and cash generated from operations will be sufficient to accommodate the Company's current operations, internal growth and possible acquisitions.

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

Forward Looking Statement
-------------------------

This Report contains, and from time to time the Company or certain of its representatives may make, "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as "anticipate," "expect," "estimate," "intend," "should," "may," "believe," and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company's control. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to, many of the matters described in this Report: change in demand, prices and raw material cost, including zinc which is used in the hot dip galvanizing process; changes in the economic conditions of the various markets the Company serves, foreign and domestic, including the market price for oil and natural gas; acquisition opportunities, adequacy of financing, and availability of experienced management employees to implement the Company's growth strategy; and customer demand and response to products and services offered by the Company. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations.

                          PART II. OTHER INFORMATION

                            AZTEC MANUFACTURING CO.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(A)  Exhibits - There were no exhibits filed with this 10-Q for the three months ended May 31, 1999.

(B)  Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended May 31, 1999.

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



                                             AZTEC MANUFACTURING CO.
                                    -----------------------------------------
                                                 (Registrant)



Date:   7/14/99                              /s/Dana Perry
        -------                    ------------------------------------------
                                      Dana Perry, Vice President for Finance
                                      Chief Financial Officer