Form 10-Q
period 1999-08-31
AZTEC MANUFACTURING CO
filed 1999-10-13
CIK 8947

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended:  August 31, 1999

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

                                  YES   X      NO ______
                                      -----

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                Outstanding at August 31, 1999

 Common Stock, $1.00 Par Value                          4,748,944
 -----------------------------                   ---------------------------
                Class                                Number of Shares

                            AZTEC MANUFACTURING CO.


                                     INDEX
                                     -----


PART I.   Financial Information                                         Page No.
          ---------------------                                          -------

 Item 1.  Financial Statements

             Consolidated Condensed Balance Sheets at
                August 31, 1999 and February 28, 1999                       3

             Consolidated Condensed Statements of Income for the
                Periods Ended August 31, 1999 and August 31, 1998           4

             Consolidated Condensed Statements of Cash Flow for the
                Periods Ended August 31, 1999 and August 31, 1998           5

             Notes to Consolidated Condensed Financial
                Statements                                                 6-8

 Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        8-10


PART II.  Other Information
          -----------------

 Item 4.  Submissions of Matters to a Vote of Security Holders            10-11

 Item 6.  Exhibits and Reports on Form 8-K                                   11



SIGNATURES                                                                   11

                         PART I. FINANCIAL INFORMATION
                         ITEM I.  FINANCIAL STATEMENTS

                            AZTEC MANUFACTURING CO.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  08/31/99                      02/28/99
ASSETS                                           UNAUDITED                       AUDITED
-------------------------                    -----------------            ------------------
CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                     $       412,168             $         800,183
 ACCOUNTS RECEIVABLE (NET OF ALLOWANCE)             14,520,584                    13,472,637
 INVENTORIES:
   RAW MATERIALS                                     6,828,776                     7,306,510
   WORK-IN-PROCESS                                   1,293,274                     1,000,480
   FINISHED GOODS                                    1,983,474                     2,884,373
 PREPAID EXPENSES AND OTHER                            211,348                       323,176
                                             -----------------            ------------------
     TOTAL CURRENT ASSETS                           25,249,624                    25,787,359

LONG TERM INVESTMENT                                   200,000                       200,000
PROPERTY, PLANT AND EQUIPMENT, NET                  22,830,290                    23,078,880
INTANGIBLE ASSETS, NET                               8,678,017                     8,989,573
OTHER ASSETS                                           337,049                       343,149
                                             -----------------            ------------------
     TOTAL ASSETS                              $    57,294,980             $      58,398,961
                                             =================            ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 LONG TERM DEBT DUE WITHIN ONE YEAR            $     3,135,238             $       3,135,238
 ACCOUNTS PAYABLE                                    5,227,516                     3,826,238
 ACCRUED LIABILITIES                                 4,793,535                     3,792,596
                                             -----------------            ------------------
     TOTAL CURRENT LIABILITIES                      13,156,289                    10,754,072

LONG-TERM DEBT DUE AFTER ONE YEAR                   13,718,646                    20,266,266
DEFERRED INCOME TAX                                    493,173                       493,173

SHAREHOLDERS' EQUITY:
 COMMON STOCK, $1 PAR VALUE
  SHARES AUTHORIZED - 25,000,000
  SHARES ISSUED - 6,304,580                          6,304,580                     6,304,580
 CAPITAL IN EXCESS OF PAR VALUE                     11,353,284                    11,422,536
 RETAINED EARNINGS                                  26,714,842                    23,736,974
 LESS COMMON STOCK HELD IN TREASURY
  (1,555,636 AND 1,569,822 SHARES AT
    COST RESPECTIVELY)                             (14,445,834)                  (14,578,640)
                                             -----------------            ------------------
     TOTAL SHAREHOLDERS' EQUITY                     29,926,872                    26,885,450
                                             -----------------            ------------------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $    57,294,980             $      58,398,961
                                             =================            ==================


    SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                               8/31/99           8/31/98               8/31/99           8/31/98
                                              UNAUDITED         UNAUDITED             UNAUDITED         UNAUDITED
                                            -------------     -------------         -------------     -------------
NET SALES                                   $  20,986,466     $  20,720,679         $  41,657,087     $  41,449,445

COSTS AND EXPENSES:
  COST OF SALES                                15,524,183        15,755,838            30,840,766        31,173,430
  SELLING/G & A EXPENSE                         2,637,142         2,465,495             5,347,352         4,986,845
  INTEREST EXPENSE                                321,838           231,889               674,933           459,997
  OTHER (INCOME) EXPENSE                           (5,058)          (44,890)               28,323            (4,592)
                                            -------------     -------------         -------------     -------------

                                               18,478,105        18,408,332            36,891,374        36,615,680
                                            -------------     -------------         -------------     -------------


INCOME BEFORE INCOME TAXES                      2,508,361         2,312,347             4,765,713         4,833,765
PROVISION FOR INCOME TAXES                        941,043           867,127             1,787,596         1,812,661
                                            -------------     -------------         -------------     -------------

NET INCOME                                  $   1,567,318     $   1,445,220         $   2,978,117     $   3,021,104
                                            =============     =============         =============     =============

INCOME PER SHARE:
BASIC EARNINGS PER SHARE                    $        0.33     $        0.25         $        0.63     $        0.51
                                            =============     =============         =============     =============
DILUTED EARNINGS PER SHARE                  $        0.33     $        0.25         $        0.63     $        0.51
                                            =============     =============         =============     =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW


                                                                                          SIX MONTHS
                                                                                            ENDING
                                                                                 8/31/99                8/31/98
                                                                                UNAUDITED              UNAUDITED
                                                                              -------------          -------------
CASH FLOWS PROVIDED BY OPERATIONS:
   NET INCOME                                                                 $   2,978,117          $   3,021,104

   ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED BY OPERATIONS:
      PROVISION FOR BAD DEBTS                                                        83,581                 74,909
      AMORTIZATION AND DEPRECIATION                                               2,030,414              1,675,204
      GAINS ON SALE OF PROPERTY                                                      (6,190)                     0

      INCREASE (DECREASE) FROM CHANGES IN ASSETS & LIABILITIES:

      ACCOUNTS RECEIVABLE                                                        (1,131,528)               635,275
      INVENTORIES                                                                 1,085,839                194,752
      PREPAID EXPENSES                                                              111,828                117,185
      OTHER ASSETS                                                                    6,101                      0
      ACCOUNTS PAYABLE                                                            1,401,278             (1,018,360)
      ACCRUED LIABILITIES                                                         1,000,939               (801,144)
                                                                              -------------          -------------

   NET CASH PROVIDED BY OPERATIONS                                                7,560,379              3,898,925
                                                                              -------------          -------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
   PURCHASE OF PROPERTY/PLANT/EQUIPMENT                                          (1,464,078)            (3,609,950)
                                                                              -------------          -------------


CASH FLOWS USED FOR FINANCING ACTIVITIES:

   PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                           63,553                 34,903
   NET CHANGES IN LONG TERM NOTES                                                (6,547,620)               166,667
   ADJUSTMENTS TO DIVIDENDS PAID                                                       (249)                 1,050
   PURCHASE OF TREASURY STOCK                                                             0               (747,178)
                                                                              -------------          -------------

   NET CASH USED FOR FINANCING ACTIVITIES                                        (6,484,316)              (544,558)
                                                                              -------------          -------------

DECREASE IN CASH & CASH EQUIVALENTS                                                (388,015)              (255,583)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                        800,183                765,912
                                                                              -------------          -------------

CASH & CASH EQUIVALENTS, END OF PERIOD                                        $     412,168          $     510,329
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

2. In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of August 31, 1999, and the results of its operations and cash flows for the periods ended August 31, 1999 and 1998.

3. Earnings per share is based on the month-end average number of shares outstanding during each year, adjusted for the dilutive effect of stock options.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three months ending August 31             Six months ending August 31
                                                          1999                  1998              1999                   1998
                                                       ----------            ----------        ----------             ----------
                                                                    (Dollars in thousands except earnings per share)
   Numerator:
     Net income for basic and diluted earnings
     per common share                                  $    1,567            $    1,445        $    2,978             $    3,021
   Denominator:
     Denominator for basic earnings per
     common share -weighted average shares              4,744,941             5,904,850         4,741,853              5,915,266
   Effect of dilutive securities:
     Employee and Director stock options                   29,951                24,374            18,476                 62,762
                                                       ----------            ----------        ----------             ----------
     Denominator for diluted earnings per
     common share -adjusted weighted-
     average shares and assumed  conversions            4,774,892             5,929,224         4,760,329              5,978,028
                                                       ==========            ==========        ==========             ==========
   Basic earnings per common share                     $      .33            $      .25        $      .63             $      .51
                                                       ==========            ==========        ==========             ==========
   Diluted earnings per common share                   $      .33            $      .25        $      .63             $      .51
                                                       ==========            ==========        ==========             ==========

4. A summary of the Company's operating segments is defined on page 30 of its 1999 Annual Shareholders' Report.

     Information regarding operations and assets by segment in thousands is as follows:

                                     Three Months Ended Aug 31,         Six Months Ended Aug 31,
                                     1999                 1998          1999                1998
                                   -------              -------       -------             -------
Net Sales:
   Manufactured Products           $11,165              $12,089       $22,112             $24,471
   Services                          9,821                8,632        19,545              16,978
                                   -------              -------       -------             -------
                                   $20,986              $20,721       $41,657             $41,449

Operating Income (a):
   Manufactured Products           $ 1,582              $ 1,585       $ 2,653             $ 3,142
   Services                          2,194                1,760         4,671               3,792
                                   -------              -------       -------             -------
                                   $ 3,776              $ 3,345       $ 7,324             $ 6,934

General Corporate Expense          $   937              $   855       $ 1,863             $ 1,685
Interest Expense                       322                  232           675                 460
Other (Income) Exp., Net (b)             9                  (54)           20                 (45)
                                   -------              -------       -------             -------
                                   $ 1,268              $ 1,033       $ 2,558             $ 2,100

Income Before Income Taxes         $ 2,508              $ 2,312       $ 4,766             $ 4,834
                                   =======              =======       =======             =======

Total Assets:
   Manufactured Products           $28,295              $29,858       $28,295             $29,858
   Services                         27,563               26,811        27,563              26,811
   Corporate                         1,437                1,890         1,437               1,890
                                   -------              -------       -------             -------
                                   $57,295              $58,559       $57,295             $58,559
                                   =======              =======       =======             =======

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

     The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement No. 133 will be on the earnings and financial position of the Company.

6. Effective September 1, 1999, Aztec Manufacturing Co. acquired the operating assets of ABB's Compressed Gas Insulation Transmission Bus Duct division. The new entity will be known as CGIT Westboro, Inc. The assets of CGIT were acquired for a consideration of approximately $9.9 million, which resulted in approximately $6.9 million in goodwill.

Item 2.   Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------

                             RESULTS OF OPERATIONS
                             ---------------------

Consolidated net sales were up 1% for both the three-month and six-month periods ending August 31, 1999 as compared to the same periods in 1998. Net sales in the Manufactured Products Segment were down $922,000 or 8% for the three-month period ending August 31, 1999, and $2,360,000 or 10% for the six-month period ending August 31, 1999,as compared to the same periods in 1998. Sales of electrical products in the Manufactured Products Segment were up by 1% for both the three and six-month periods ending August 31,1999, while tubular products sales were down 42% and 48% for the three and six-month periods. Backlog for the segment was up by $4,159,000 or 25% for the period ended August 31, 1999, versus the same period last year. Backlog for electrical products in this segment was up $7,411,000 or 55% due primarily to the deregulation of the electrical industry and the need for increased domestic power generation. Tubular products backlog was down to $102,000 for the period ending August 31,1999, from $3,354,000 the previous period ended August 31, 1998. Net sales in the Services Segment, which is made up of galvanizing services, were up $1,189,000 or 14% and $2,567,000 or 15% for the three and six-month periods ending August 31, 1999 as compared to the same periods in 1998. Total pounds produced were 63,892,000 and 126,282,000 for the three and six month periods ending August 31, 1999 as compared to 54,362,000 and 108,557,000 during the same periods in 1998. The volume of steel processed increased 17.5% and 16.5% for the three and six-month period ended August 31, 1999 versus the same periods last year. The year to date average selling price was virtually the same for the two periods compared.

Consolidated operating income (net sales less operating expenses) was up 13% and 6% or $431,000 and $390,000 for the three and six-month periods ended August 31, 999 as compared to the prior year. Operating income in the Manufactured Products Segment was flat for the three-month period and down 16% for the six-month period as compared to 1998. Operating Income in our electrical products was up 9% and 6% for the three and six-month periods in 1999 as compared to prior year. Our tubular products portion of this segment has not rebounded with current improvement in oil and natural gas showing $120,000 and $385,000 loss for the three and six month periods ended August 31, 1999, as compared to a $18,000 and $123,000 profit for the same periods last year. In the Service Segment operating income was up $434,000 or 25% and $878,000 or 23% for three and six-months periods ended August 31, 1999, compared to the same periods in 1998. Increased operating income was due to increased volumes coupled with flat spending for the compared periods.

General corporate expenses (selling, G & A expense and other (income) expense) as a percent of net sales were consistent for the three and six month periods this year versus last year.

Net interest expense for the three and six month periods ending August 31, 1999, was $322,000 and $675,000 an increase of $90,000 and $215,000 over last year. The additional interest expense is due to a higher outstanding loan balance associated with the stock repurchase of Aztec common stock in fiscal 1999. With reduced shares outstanding due to the stock repurchase, diluted earnings per share increased to $.33 and $.63 per share for the three and six-month periods ending August 31, 1999, versus $.25 and $.51 per share for the same period in 1998.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Net cash provided by operations was $7.6 million for the first six months of fiscal 2000 compared to $3.9 million for the same period in fiscal 1999. Net cash provided by operations was generated by $3.0 million in net profits, $2 million in depreciation and amortization, and $2.6 million in other changes which included a reduction in inventory of $1.1 million, primarily in tubular products.

During the six month period ended August 31, 1999, proceeds from operating activities of $7.6 million were used to repay debt in the amount of $6.5 million and purchase plant equipment in the amount of $1.5 million.

The Company's current credit facility is made up of two term notes both in the amount of $10 million each. The Company also has a revolving line of credit in the amount of $15 million of which $11.8 million is available for future use. Management believes that the credit facility and cash generated from operations will be sufficient to accommodate the Company's current operations, internal growth and possible acquisitions.

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

Forward Looking Statements
--------------------------

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


                          PART II. OTHER INFORMATION

                            AZTEC MANUFACTURING CO.

Item 4.   Submissions of Matters to a Vote of Security Holders
--------------------------------------------------------------

Shareholders at the Annual Meeting on July 13, 1999, and by proxy, elected from incumbent directors, Martin C. Bowen, Kevern R. Joyce, Sam Rosen and David H. Dingus. Of the 4,086,283 shares represented at the meeting, 3,632,502 shares (88.9%) were voted for Mr. Bowen, 3,634,583 shares (89.0%) were voted for Mr. Joyce, 3,634,853 shares (89.0%) were voted for Mr. Rosen, 3,634,853 shares (89.0%) were voted for Mr. Dingus. Other directors continuing in office are L.C. Martin, Robert Johnson, W.C. Walker, R.J. Schumacher and Dana Perry.

Four proposals by the Board of Directors were submitted to the stockholders at the Annual Meeting, with the following vote tabulation.

Amendment to the Articles of Incorporation on
Calling of a Special Meeting.                                         Approved/Failed to Approve
                                                                      --------------------------
     Shares for:                   2,309,786      48.7%
     Shares Against:                 575,089      12.1%                         FAILED
     Shares Abstained:                22,389      n/a

Approval of the Amendment to the Articles of Incorporation on
Indemnification of Directors, Advisory Directors and Officers.
     Shares for:                   3,979,234      83.9%
     Shares Against:                  75,135      1.6%                          PASSED
     Shares Abstained:                31,914      .7%

Approval of the Ratification of Amended and Restated Bylaws.
     Shares for:                   2,783,183      68.1%
     Shares Against:                  89,967      1.9%                          PASSED
     Shares Abstained:                34,114      n/a

Approval of Ratification of the Appointment of Ernst & Young LLP
as Auditors.
     Shares for:                   4,053,535      99.2%
     Shares Against:                  15,245      .4%                           PASSED
     Shares Abstained:                17,503      n/a

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

(A) Exhibits - Exhibit 3ii - New By-Laws of Aztec Manufacturing Co. approved at the Company's July 13, 1999 Annual Meeting of Shareholders.

(B) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended August 31, 1999.

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



                                                 AZTEC MANUFACTURING CO.
                                        ----------------------------------------
                                                      (Registrant)



Date:  10/13/99                                  /s/ Dana Perry
       --------                         ----------------------------------------
                                         Dana Perry, Vice President for Finance
                                         Chief Financial Officer

                               INDEX TO EXHIBITS
                               -----------------

EXHIBIT   DESCRIPTION
--------------------------------------------------------------------------------
3ii       New ByLaws of Aztec Manufacturing Co. approved at the Company's July
          13, 1999
          Annual Meeting of Shareholders.