Form 10-Q
period 1999-11-30
AZTEC MANUFACTURING CO
filed 2000-01-14
CIK 8947

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended: November 30, 1999

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________________ to _________________________


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

                                 YES  X   NO
                                     ---     _____

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                Outstanding at November 30, 1999

 Common Stock, $1.00 Par Value                          4,756,891
 -----------------------------            ------------------------------------
             Class                                  Number of Shares

                            AZTEC MANUFACTURING CO.


                                     INDEX
                                     -----

PART I.   Financial Information                                         Page No.
          ---------------------                                         --------

 Item 1.  Financial Statements

               Consolidated Condensed Balance Sheets at
                  November 30, 1999 and February 28, 1999                     3

               Consolidated Condensed Statements of Income for the
                  Periods Ended November 30, 1999 and November 30, 1998       4

               Consolidated Condensed Statements of Cash Flow for the
                  Periods Ended November 30, 1999 and November 30, 1998       5

               Notes to Consolidated Condensed Financial Statements         6-8

 Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      8-10


PART II.  Other Information
          -----------------

 Item 6.  Exhibits and Reports on Form 8-K                                   11



SIGNATURES                                                                   11

                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS

                            AZTEC MANUFACTURING CO.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                              11/30/1999                    02/28/1999
ASSETS                                                                         UNAUDITED                      AUDITED
------------------------------------                                      --------------------         -------------------
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                              $            977,595         $           800,183
   ACCOUNTS RECEIVABLE (NET OF ALLOWANCE)                                           18,951,810                  13,472,637
   INVENTORIES:
      RAW MATERIALS                                                                  9,073,856                   7,306,510
      WORK-IN-PROCESS                                                                1,463,831                   1,000,480
      FINISHED GOODS                                                                 1,616,738                   2,884,373
   PREPAID EXPENSES AND OTHER                                                          128,208                     323,176
   REVENUE IN EXCESS OF BILLINGS                                                       446,090                           0
                                                                          --------------------         -------------------

         TOTAL CURRENT ASSETS                                                       32,658,128                  25,787,359

LONG TERM INVESTMENT                                                                   200,000                     200,000
PROPERTY, PLANT AND EQUIPMENT, NET                                                  24,061,785                  23,078,880
INTANGIBLE ASSETS, NET                                                              15,189,638                   8,989,573
OTHER ASSETS                                                                           339,508                     343,149
                                                                          --------------------         -------------------

         TOTAL ASSETS                                                     $         72,449,059         $        58,398,961
                                                                          ====================         ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   LONG TERM DEBT DUE WITHIN ONE YEAR                                     $          3,135,238         $         3,135,238
   ACCOUNTS PAYABLE                                                                  7,468,112                   3,826,238
   ACCRUED LIABILITIES                                                               6,655,079                   3,792,596
                                                                          --------------------         -------------------

         TOTAL CURRENT LIABILITIES                                                  17,258,429                  10,754,072

LONG-TERM DEBT DUE AFTER ONE YEAR                                                   23,341,837                  20,266,266
DEFERRED INCOME TAX                                                                     64,655                     493,173

SHAREHOLDERS' EQUITY:
   COMMON STOCK, $1 PAR VALUE
         SHARES AUTHORIZED - 25,000,000
         SHARES ISSUED - 6,304,580                                                   6,304,580                   6,304,580
   CAPITAL IN EXCESS OF PAR VALUE                                                   11,330,302                  11,422,536
   RETAINED EARNINGS                                                                28,521,263                  23,736,974
   LESS COMMON STOCK HELD IN TREASURY
       (1,547,689 AND 1,569,822 SHARES AT COST RESPECTIVELY)                       (14,372,007)                (14,578,640)
                                                                          --------------------         -------------------

         TOTAL SHAREHOLDERS' EQUITY                                                 31,784,138                  26,885,450
                                                                          --------------------         -------------------

         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                         $         72,449,059         $        58,398,961
                                                                          ====================         ===================

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            AZTEC MANUFACTURING CO.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                             THREE MONTHS ENDED                             NINE MONTHS ENDED
                                       11/30/99               11/30/1998             11/30/1999            11/30/1998
                                      UNAUDITED               UNAUDITED              UNAUDITED             UNAUDITED
                                 --------------------    --------------------   -------------------   ---------------------
NET SALES                        $         24,653,795    $         19,414,282   $        66,310,882   $          60,863,730

COSTS AND EXPENSES:
  COST OF SALES                            17,847,320              14,988,317            48,688,086              46,161,748
  SELLING/G & A EXPENSE                     3,254,155               2,353,447             8,601,507               7,400,051
  INTEREST EXPENSE                            475,998                 228,800             1,150,931                 688,798
  OTHER (INCOME) EXPENSE                      186,024                   4,966               214,347                 (59,392)
                                 --------------------    --------------------   -------------------   ---------------------

                                           21,763,497              17,575,530            58,654,871              54,191,205
                                 --------------------    --------------------   -------------------   ---------------------


INCOME BEFORE INCOME TAXES                  2,890,298               1,838,752             7,656,011               6,672,525
PROVISION FOR INCOME TAXES                  1,083,876                 689,865             2,871,472               2,502,534
                                 --------------------    --------------------   -------------------   ---------------------

NET INCOME                       $          1,806,422    $          1,148,887   $         4,784,539   $           4,169,991
                                 ====================    ====================   ===================   =====================

INCOME PER SHARE:
BASIC EARNINGS PER SHARE         $               0.38    $               0.20   $              1.01   $                0.71
                                 ====================    ====================   ===================   =====================
DILUTED EARNINGS PER SHARE       $               0.38    $               0.20   $              1.00   $                0.71
                                 ====================    ====================   ===================   =====================

                            AZTEC MANUFACTURING CO.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

                                                                                        NINE MONTHS ENDED
                                                                          11/30/1999                 11/30/1998
                                                                          UNAUDITED                  UNAUDITED
                                                                    ----------------------     ----------------------
CASH FLOWS PROVIDED BY OPERATIONS:
   NET INCOME                                                       $            4,784,539     $            4,169,991

   ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED BY OPERATIONS:
      PROVISION FOR BAD DEBTS                                                      138,409                    106,622
      AMORTIZATION AND DEPRECIATION                                              3,276,839                  2,625,624
      GAINS ON SALE OF PROPERTY                                                    (47,335)                         0

      INCREASE (DECREASE) FROM CHANGES IN ASSETS & LIABILITIES:

      ACCOUNTS RECEIVABLE                                                       (4,255,767)                   559,594
      INVENTORIES                                                                  138,269                    922,558
      PREPAID EXPENSES                                                             258,521                    158,542
      OTHER ASSETS                                                                   6,770                     (2,402)
      REVENUE IN EXCESS OF BILLINGS                                              1,574,584                          0
      ACCOUNTS PAYABLE                                                           3,230,410                    893,196
      ACCRUED LIABILITIES                                                        1,007,056                   (914,858)
                                                                    ----------------------     ----------------------

   NET CASH PROVIDED BY OPERATIONS                                              10,112,295                  8,518,867
                                                                    ----------------------     ----------------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
   PURCHASE OF PROPERTY/PLANT/EQUIPMENT                                         (1,953,524)                (6,042,612)
   ACQUISITION OF BUSINESS, NET OF CASH                                        (11,171,080)                         0
                                                                    ----------------------     ----------------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:                                      (13,124,604)                (6,042,612)
                                                                    ----------------------     ----------------------

   PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                         114,399                     34,903
   NET CHANGES IN LONG TERM NOTES                                                3,075,570                    749,999
   ADJUSTMENTS TO DIVIDENDS PAID                                                      (248)                     1,050
   PURCHASE OF TREASURY STOCK                                                            0                 (4,022,939)
                                                                    ----------------------     ----------------------

   NET CASH (USED FOR)/PROVIDED BY FINANCING ACTIVITIES                          3,189,721                 (3,236,987)
                                                                    ----------------------     ----------------------

INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS                                     177,412                   (760,732)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                       800,183                    765,912
                                                                    ----------------------     ----------------------

CASH & CASH EQUIVALENTS, END OF PERIOD                              $              977,595     $                5,180
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

2. In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of November 30, 1999, and the results of its operations and cash flows for the periods ended November 30, 1999 and 1998.

3. Earnings per share is based on the month-end average number of shares outstanding during each year, adjusted for the dilutive effect of stock options.

     The following table sets forth the computation of basic and diluted earnings per share:


                                                        Three months ended Nov. 30                Nine months ended Nov. 30
                                                        1999                  1998                1999                 1998
                                                  ----------------       ----------------    ----------------     ----------------
                                                                     (Dollars in thousands except earnings per share)
Numerator:
   Net income for basic and diluted earnings
   per common share                               $          1,806       $          1,149    $          4,785     $          4,170
Denominator:
   Denominator for basic earnings per
   common share -weighted average shares                 4,755,054              5,669,236           4,746,253            5,833,256
Effect of dilutive securities:
   Employee and Director stock options                      44,097                  3,713              43,933               47,462
                                                  ----------------       ----------------    ----------------     ----------------
   Denominator for diluted earnings per
   common share -adjusted weighted-
   average shares and assumed  conversions               4,799,151              5,672,949           4,790,186            5,880,718
                                                  ================       ================    ================     ================
Basic earnings per common share                   $            .38       $            .20    $           1.01     $            .71
                                                  ================       ================    ================     ================
Diluted earnings per common share                 $            .38       $            .20    $           1.00     $            .71
                                                  ================       ================    ================     ================

4. A summary of the Company's operating segments is defined on page 30 of its 1999 Annual Shareholders' Report.

     Information regarding operations and assets by segment in thousands is as follows:

                                     Three Months Ended Nov 30,                 Nine Months Ended Nov 30,
                                     1999                 1998                 1999                 1998
                               -----------------    -----------------    -----------------    -----------------
Net Sales:
  Manufactured Products                  $14,381              $10,499              $36,493              $34,971
  Services                                10,273                8,915               29,818               25,893
                               -----------------    -----------------    -----------------    -----------------
                                         $24,654              $19,414              $66,311              $60,864

Operating Income (a):
  Manufactured Products                  $ 2,158              $   814              $ 4,811              $ 3,956
  Services                                 2,379                1,997                7,050                5,789
                               -----------------    -----------------    -----------------    -----------------
                                         $ 4,537              $ 2,811              $11,861              $ 9,745

General Corporate Expense                $ 1,160              $   735              $ 3,023              $ 2,420
Interest Expense                             476                  229                1,151                  689
Other (Income) Exp., Net (b)                  11                    8                   31                  (37)
                               -----------------    -----------------    -----------------    -----------------
                                         $ 1,647              $   972              $ 4,205              $ 3,072

Income Before Income Taxes               $ 2,890              $ 1,839              $ 7,656              $ 6,673
                               =================    =================    =================    =================

Total Assets:
  Manufactured Products                  $41,874              $30,166              $41,874              $30,166
  Services                                27,990               27,286               27,990               26,286
  Corporate                                2,585                1,361                2,585                1,361
                               =================    =================    =================    =================
                                         $72,449              $58,813              $72,449              $58,813
                               =================    =================    =================    =================

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

6. Effective September 1, 1999, Aztec Manufacturing Co. acquired the operating assets of ABB's Compressed Gas Insulation Transmission Bus Duct division. The new entity will be known as CGIT Westboro, Inc. The acquisition was accounted for using the purchase method of accounting. The assets of CGIT were acquired for a consideration of approximately $11.2 million, which resulted in approximately $7.2 million in goodwill. Listed below is the unaudited pro forma results of summary financial information which includes the Company's historical results of operations for the nine months ending November 30, 1999 and 1998, and that of CGIT Westboro, Inc. for the same periods, adjusted for purchase accounting and other pro forma adjustments. This summary may not be indictive of what would have occurred had the acquisition been made at the date or of results which may occur in the future.

                                                      Nine Months Ended
                                                11/30/99            11/30/98
                                               Unaudited           Unaudited
                                            --------------     ---------------
     Net Sales                              $       71,780     $        69,336

     Net Income                             $        4,756     $         4,109
                                            ==============     ===============

     Income Per Share
       Basic Earnings Per Share             $         1.00     $          0.70
                                            ==============     ===============
       Diluted Earnings Per Share           $         0.99     $          0.70
                                            ==============     ===============


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------


                             RESULTS OF OPERATIONS
                             ----------------------

Consolidated net sales were up 27% and 9% for the three-month and nine-month periods ended November 30, 1999 as compared to the same periods in 1998. Net sales in the Manufactured Products Segment were up $3.9 million or 37% for the three-month period ended November 30, 1999, and $1.5 million or 4% for the nine-month period ended November 30, 1999, as compared to the same periods in 1998. Sales of electrical products in the Manufactured Products Segment increased $4.6 million or 54% and $4.7 million or 17% for the three and nine month periods ended November 30,1999, as compared to the same periods in 1998. The acquisition of CGIT Westboro, Inc. on September 1, 1999, added $2.5 million to the electrical products revenues for the period ended November 30, 1999. Backlog for the Manufactured Products Segment increased 84% to $31 million for the period ended November 30, 1999. Backlog for electrical products in this segment increased 98% to $31.7 million due primarily to deregulation of the electrical industry and the increased demand for domestic power generation. CGIT added $4.1 million to the backlog for the period ended November 30, 1999. Tubular products backlog was down $904,000 or 55% to $732,000 from the previous years backlog of $1.6 million. Net sales in the Services Segment, which is made up of galvanizing services, were up $1.4 million or 15% and $3.9 million or 15% for the three and nine-month periods ended November 30, 1999 as compared to the same periods in 1998. Total pounds produced were 65.8 million and 191.9 million for the three and nine month periods ended November 30, 1999 as compared to 56.7 million and 165.3 million during the same periods in 1998. The volume of steel processed increased 16% for the three and nine-month periods ended November 30, 1999 versus the same periods last year. The year to date average selling price was virtually the same for the periods compared.

Consolidated operating income (net sales less operating expenses) was up 61% and 22% for the three and nine-month periods ended November 30, 1999 as compared to the same periods in 1998. Operating income in the Manufactured Products Segment was up 165% or $1.3 million for the three-month period ended November 30, 1999 and 22% or $855,000 for the nine-month period ended November 30, 1999 as compared to the same periods in 1998. Operating income generated from our electrical products operations was up 129% or $1.2 million and 31% or $1.2 million for the three and nine months period ended November 30, 1999, as compared to the same periods in 1998. The acquisition of CGIT Westboro on September 1, 1999 added $234,000 to operating income for the period ended November 30, 1999. Our tubular products portion of this segment has not rebounded showing a loss of $8,000 and $393,000 for the three and nine month periods ended November 30, 1999, as compared to a loss of $134,000 and $11,000 for the same periods last year. In the Service Segment, operating income was up $382,000 or 19% and $1.3 million or 22% for three and nine months periods ended November 30, 1999, compared to the same periods in 1998. Increased operating income in the Service Segment was due to increased volumes coupled with improved operational efficiencies for the compared periods.

General corporate expenses (selling, G & A expense and other (income) expense) were up for the three and nine month periods ended November 30, 1999, as compared to the same periods in 1998. This is a direct result of the acquisition of CGIT Westboro, Inc.; as well as increased profit sharing and bonus accruals.

Net interest expense for the three and nine-month periods ended November 30, 1999, increased $247,000 and $462,000 over the same periods in the prior year. The additional interest expense is due to a higher outstanding loan balance associated with stock repurchases of Aztec common stock in fiscal 1999, coupled with the recent acquisition of CGIT Westboro on September 1, 1999. With reduced shares outstanding due to stock repurchases in fiscal 1999 and increased net income, diluted earnings per share increased to $.38 and $1.00 per share for the three and nine month periods ended November 30, 1999, versus $.20 and $.71 per share for the same periods in 1998.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Net cash provided by operations was $10.1 million for the first nine months of fiscal 2000, compared to $8.5 million for the same period in fiscal 1999. Net cash provided by operations was generated by $4.8 million in net income, $3.3 million in depreciation and amortization, and $2.0 million in other changes in assets and liabilities.

During the nine month period ended November 30, 1999, proceeds from operating activities were used to repay long-term debt and purchase plant equipment. The balance of the proceeds from operating activities plus a draw against the Company's revolving line of credit was used to acquire CGIT Westboro on September 1, 1999.

The Company's current credit facility is made up of two term notes in the amount of $10 million each of which $13.1 million is still outstanding. The Company also has a revolving line of credit in the amount of $22 million of which $5.6 million is available for future use. Management believes that it's current credit facility coupled with the Company's borrowing capacity along with cash generated from operations will be sufficient to accommodate the Company's current operations, internal growth and possible acquisitions.

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

                          PART II. OTHER INFORMATION

                            AZTEC MANUFACTURING CO.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(A) Exhibits - There were no exhibits filed with this 10-Q for the three months ended November 30, 1999.

(B) Reports on Form 8-K - Aztec filed one report on Form 8-K and one report on Form 8-KA during the three-months ended November 30, 1999 in association with the purchase of ABB's Compressed Gas Insulation Transmission Bus Duct division located in Westborough, Massachusetts.

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



                                                AZTEC MANUFACTURING CO.
                                         ------------------------------------
                                                     (Registrant)



Date:   1/14/99                                 /s/ Dana Perry
        -------                          ------------------------------------
                                              Dana Perry, Vice President for
                                              Finance
                                              Chief Financial Officer