Form 10-K405
period 2000-02-29
AZTEC MANUFACTURING CO
filed 2000-05-26
CIK 8947

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended: February 29, 2000

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

The aggregate market value of Common Stock held by non-affiliates on May 10, 2000, was approximately $63,800,000. As of May 10, 2000, there were 4,812,981 shares of Aztec Manufacturing Co. Common Stock $1.00 par value outstanding.

                      Documents Incorporated By Reference

Part III incorporates information by reference from the Proxy Statement for the 2000 Annual Meeting of Shareholders of Registrant.

================================================================================

                                    PART I

Item 1.  Business

Aztec Manufacturing Co. ("Aztec" or the "Company") was established in 1956 and incorporated under the laws of the State of Texas. The Company is an electrical equipment and components manufacturer serving the global growth markets of power generation, power transmission and distribution, and industrial markets as well as a leading provider of hot dip galvanizing services to the steel fabrication market nationwide.

The Company offers a broad range of products and services through two distinct business segments, Manufactured Products Segment and Services Segment.

Manufactured Products Segment

The Manufactured Products Segment provides highly engineered specialty electrical components and tubular products to the power generation, power transmission and distribution, petrochemical, and general industrial markets. The Company markets and sells it's products through multiple subsidiaries located throughout the United States. The Company diversified this segment in 1990 by acquiring niche companies that supply components to the power generation, transmission and distribution and industrial markets. The Company's first product entry was specialty lighting products for severe and hazardous duty applications which are marketed through Rig-A-Lite Partnership LTD., acquired in 1990. The next product introduced is marketed through The Calvert Co., which also was acquired in 1990. This product consists of custom designed electrical distribution systems in the form of bar and isolated phase bus duct products that are used to distribute electrical power to or from various electrical apparatuses and are sold to the power generation industry. This segment also designs and provides factory-fabricated electrical power distribution centers for the industrial and power generation industries through Atkinson Industries, Inc., which was acquired in 1993. The Company's latest addition to this segment is a compressed gas insulated transmission bus duct product manufactured and marketed through CGIT Westboro, Inc., which was acquired in 1999. This product provides a compact, reliable and economical alternative to conventional cable systems and overhead lines for power distribution. Also provided by this segment are tubular products used for petrochemical and industrial applications. The principal markets for tubular products are the petroleum and automotive industries. The market for the Company's Manufactured Products segment is highly competitive and consists of a few large national companies, as well as numerous small independents. Competition is based primarily on product quality, range of product line, price and service. The Company believes that it can compete favorably with regard to each of these factors. Copper, aluminum and steel are the primary raw materials used in this segment and are readily available. This segment's products are sold though manufacturers' representatives and its internal sales force. This segment is not dependent on any single customer or limited number of customers for sales, and the loss of any single customer would not have a material adverse effect on consolidated revenues of the Company. Backlog of orders was approximately $31.2 million at February 29, 2000, $18.2 million at February 28, 1999, and $19.9 million at February 28, 1998. All of the year-end backlog should be delivered in the next 18 months. Orders included in the backlog are represented by contracts and purchase orders that the company believes to be firm. Total employment in this segment is 419 persons.

Services Segment

The Services Segment provides hot dip galvanizing services to the steel fabrication industry through facilities located throughout the South and Southwest. The eleven galvanizing plants of the Company are located in Texas, Louisiana, Alabama, Mississippi, Arkansas, and Arizona. Hot dip galvanizing provides corrosion protection of fabricated steel for extended periods up to 50 years. Galvanizing is a highly competitive business and the Company competes with other independent galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternate forms of corrosion protection such as paint. The Company is limited, to some extent, in its galvanizing market to areas within a close proximity of its existing locations due to freight cost. Zinc, the principal raw material used in the galvanizing process, is readily available, but has volatile pricing. The Company manages its exposure to commodity pricing of zinc by utilizing contracts with zinc suppliers that include protective caps to guard against rising commodity prices. This segment typically serves fabricators and/or manufacturers involved in the highway construction, electrical utility, transportation, water treatment, agriculture, petrochemical and chemical, pulp and paper, and numerous OEM's. The market in general is broken into two major categories, being large structural steel projects and custom fabrication. This segment is not dependent on any single customer or limited number of customers for sales, and the loss of any customer would not have a material adverse effect on consolidated revenues of the Company. The backlog of galvanizing orders generally is nominal due to the short time requirement involved in the process. Total employment in this segment is 441 persons.


General

The Company does not have a material portion of business that may be subject to renegotiations of profits or termination of contracts or subcontracts at the election of the government. There were no material amounts spent on research and development activities during the proceeding three fiscal years.


Environmental

In the course of its galvanizing operations, the Company is subject to occasional governmental proceedings and orders pertaining to noise, air emissions and water discharges into the environment. As part of its continuing environmental program, the Company has complied with such proceedings and orders without any materially adverse effect on its business.

The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. It is the opinion of management, based on past experience, that the ultimate resolution of these contingencies, to the extent not previously provided for, will not have a materially adverse effect on the Company.


Executive Officers of the Registrant

                                            Business Experience for Past
        Name               Age      Five Years; Position or Office with Registrant                 Held Since
------------------         ---      ----------------------------------------------                 ----------
L. C. Martin               74       Chairman and Chief Executive Officer                              1958
David H. Dingus            52       President and Chief Operating Officer                             1998
                                    President and Chief Executive Officer of Reedrill Corp          1989-1998

Dana L. Perry              51       Vice President of Finance, Chief Financial Officer, Asst. Sec.    1992

Fred L. Wright, Jr.        59       Senior Vice President/Services Segment                            1992

Each executive officer was elected by the Board of Directors to hold office until the next Annual Meeting or until his successor is elected. There are no family relationships between Executive Officers of the Registrant.

Item 2.    Properties

The following table sets forth information about the Company's principal facilities owned on February 29, 2000:

                                           Buildings/
Location                    Land/Acres     Sq. Footage    Segment/Occupant
--------                    ----------     -----------    ----------------
Crowley, Texas                152.0              7,800    Corporate Office
                                                25,600    Services
                                               193,200    Manufactured Products

Houston, Texas                  8.7             25,800    Services
                               37.0             36,000    Manufactured Products
                                5.4             67,400    Manufactured Products

Waskom, Texas                  10.6             30,400    Services
Beaumont, Texas                12.9             33,700    Services
Moss Point, Mississippi        13.5             16,000    Services
Jackson, Mississippi            5.6             22,800    Services
                                5.1             36,200    Manufactured Products
Pittsburg, Kansas              15.3             86,000    Manufactured Products
Citronelle, Alabama            10.8             34,000    Services
Goodyear, Arizona             11.75             36,800    Services
Prairie Grove, Arkansas        11.5             34,000    Services
Belle Chasse, Louisiana         9.5             34,000    Services
Port Allen, Louisiana          22.2             48,700    Services
Westborough, Massachusetts       -     (Leased) 36,400    Manufactured Products

Item 3.    Legal Proceedings

Environmental Proceedings

In the course of its galvanizing operations, the Company is subject to occasional governmental proceedings and orders pertaining to noise, air emissions, and water discharges into the environment. The Company has complied with such proceedings and orders without any materially adverse effect on its business.

The registrant is not a party to, nor is its property the subject of, any material pending legal proceedings. The registrant is involved in ordinary routine litigation incidental to business. For additional information relating to contingencies, see Note 13 of Notes to Consolidated Financial Statements on page 29 of the Registrant's 2000 Form 10-K.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended February 29, 2000, to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

The common stock, $1.00 par value, of Registrant ("Common Stock") is traded on the New York Stock Exchange and its symbol is AZZ. The Company was listed on the New York Stock Exchange and started trading on March 20, 1997. Prior to that date, the Company's stock traded on the NASDAQ National Market.

The following table sets forth the high and low sales prices of the Company's Common Stock on the New York Stock Exchange on a quarterly basis and dividends declared during the period indicated.

----------------------------------------------------------------------------------------------------------------------
                    Quarter Ended             Quarter Ended             Quarter Ended             Quarter Ended
                       May 31,                  August 31,               November 30,            February 29/28,
----------------------------------------------------------------------------------------------------------------------
 Per Share         1999         1998         1999         1998         1999         1998         2000         1999
----------------------------------------------------------------------------------------------------------------------
 High              $10.563      $15.500      $13.250      $13.438      $12.125      $10.000      $12.250      $10.625
----------------------------------------------------------------------------------------------------------------------
 Low                $7.813      $12.375       $9.500       $8.750       $9.375       $6.625       $9.125       $8.250
----------------------------------------------------------------------------------------------------------------------
 Dividends
 Declared                -            -            -            -            -            -       $0.160       $0.120
----------------------------------------------------------------------------------------------------------------------

Effective January 7, 1999, the Board of Directors approved a stock rights plan, which authorized and declared a dividend distribution of one right for each share of common stock outstanding at the close of business on February 4, 1999. The rights are exercisable at an initial exercise price of $60, subject to certain adjustments as defined in the agreement, if a person or group acquires 15% or more of the Company's common stock or announces a tender offer that would result in ownership of 15% or more of the common stock. Alternatively, the rights may be redeemed at one cent per right at any time before a 15% position has been acquired. The rights expire on January 7, 2009.

The approximate number of holders of record of common stock of Registrant at May 10, 2000 was 890.

Item 6.    Selected Financial Data

                                                                             Fiscal Year
                                         -------------------------------------------------------------------------------------
                                            2000(a)            1999            1998(d)            1997            1996(f)
                                         ---------------  ----------------  ---------------  ----------------  ---------------
                                                               (In thousands, except per share amounts)
Summary of operations:
   Net sales                                    $92,544           $80,922          $75,479           $57,703          $49,184
   Net income                                     6,593      (b)    4,874    (e)     7,220             4,328            2,582

Earnings per share:
   Basic earnings per common share                $1.39      (b)     $.87    (e)     $1.21             $ .75            $ .46
   Diluted earnings per common share               1.38      (b)      .86    (e)      1.19               .74              .45

Total assets                                    $84,804           $58,399          $57,902           $45,995          $42,621
Long-term debt                                   31,075            20,266           11,321             7,527            9,516
Total liabilities                                51,783            31,514           23,582            17,421           19,461
Shareholders' equity                             33,021      (c)   26,885           34,320            28,573           23,160
Working capital                                  15,128            15,033           16,731            12,220            7,879

EBITDA                                          $16,994           $12,413          $13,682           $10,691           $7,407
Cash provided by operations                      13,833             8,774            2,698             6,821            9,103
Capital expenditures                              4,152             6,992            3,395             2,037            3,434
Depreciation & Amortization                       4,770             3,630            3,035             2,664            2,227
Cash dividend per common share                     $.16              $.12             $.10              $.06             $.03

Weighted average shares outstanding               4,753             5,614            5,968             5,761            5,634

(a) Includes the acquisition of two subsidiaries in September 1999 and February 2000.
(b) Includes the a pretax charge of $914,000 (or 10 cents per share) for the liquidation and write-down of tubular goods inventories.
(c) Includes the repurchase of approximately 1.2 million shares of the Company's common stock at a cost of $11.9 million.
(d) Includes the acquisition of three subsidiaries in March 1997, December 1997, and February 1998.
(e) Includes a one time tax benefit of approximately $1,076,000 (or 18 cents per share).
(f)  Includes the acquisition of a subsidiary in February 1996.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Aztec Manufacturing Co. (the "Company") focuses on two distinct segments, Manufactured Products Segment and Services Segment. The Manufactured Products Segment serves the power generation, transmission and distribution markets and on a limited basis the tubular products market. The Services Segment consists of eleven hot dip galvanizing facilities located throughout the South and Southwest that service the steel fabrication industry.

Management believes that the following commentary appropriately discusses and analyzes the comparative results of operations and the financial conditions of the Company for the periods covered.

General

For the fiscal year-ended February 29, 2000, the Company recorded record revenues of $92.5 million compared to the prior year's revenues of $80.9 million. Approximately 56% of the Company's revenues were generated from the Manufactured Products Segment and approximately 44% were generated from the Service Segment. Net income for fiscal 2000 was $6.6 million compared to $4.9 million in the prior fiscal year. Net income as a percent of sales improved to 7.1% compared to 6% in the prior year, an increase of 18.3%. Earnings per share increased by 60% to $1.38 per share for fiscal 2000 compared to 86 cents per share in the prior fiscal year, on a diluted basis. The Company's repurchases of approximately 1.2 million shares of the Company's common stock in fiscal 1999 are reflected in fiscal 2000 earnings per share calculations and had a minimal effect on fiscal 1999 calculations.

A discussion concerning effects of new accounting standards can be found in note 1 of Notes to Consolidated Financial Statements.


Results of Operations

Year ended February 29, 2000 (2000) compared with year ended February 28, 1999
(1999)

Revenues

The Company's consolidated net revenues for fiscal 2000 grew by $11.6 million or 14% over the prior year.

The Manufactured Products Segment produces highly engineered specialty products supplied to the power generation, transmission and distribution, petrochemical markets, and general industry. The Company's electrical products are offered though the operations of The Calvert Co., CGIT Westboro, Inc., Atkinson Industries Inc., and Rig-A-Lite Partnership LTD. Aztec's tubular products are supplied to the petroleum and automotive industries.

The Manufactured Products Segment recorded record revenues for fiscal 2000 of $51.4 million, an increase of 10.9% over the prior year-end results of $46.4 million. These results were aided by the acquisition of CGIT Westboro, Inc. on September 1, 1999. The Manufactured Products Segment exited fiscal 2000 with a record backlog of $31.2 million, up 71% from the prior years backlog of $18.2 million.

Revenues for this segment's bar and isolated phase products were up for fiscal 2000 compared to 1999. Deregulation and the increased industry capacity required to meet future power demand needs has benefited this product line. The Company is currently completing an expansion project that will significantly add to the capacity for production of this product.

The Company entered the compressed gas insulated transmission bus duct business with the acquisition of CGIT Westboro, Inc. ("CGIT") on September 1, 1999. At the time of this acquisition, the Company had anticipated securing a large order that would have significantly expanded CGIT's backlog, which did not materialize. Backlog at the end of the year was $2.2 million, below what is required to effectively operate the facility since this business is project driven and requires long lead times. The Company is still confident that for the long term this product is a good strategic fit.

Fiscal 2000 revenues for electrical enclosure products increased compared to fiscal 1999. Backlog for this product is at a record level due to extremely high booking levels in the last six months of fiscal 2000.

Revenues for specialty lighting products were basically flat for fiscal 2000 compared to the prior year. The acceptance of our new retail lighting products in the last half of the year was very encouraging. Bookings and revenues in the last half of fiscal 2000 were significantly above the same period in the prior year.

Revenues for tubular products were down for fiscal 2000 compared to fiscal 1999. Diversification strategies that were implemented over the past year are now having positive effects and the contribution made by non-petroleum products is encouraging. Aztec believes that the growth that is occurring in the power generation markets will have a positive effect in the small diameter tubing produced by the Company due to the extensive use of gas powered generators. However over the long term, tubular products will continue to represent a diminishing portion of the Manufactured Products Segments revenues.

The Company's Service Segment, which is made up of eleven hot dip galvanizing facilities, generated record revenues of $41.1 million, a 19% increase over the prior year's revenues of $34.5 million. The acquisition of Westside Galvanizing, Inc. on January 31, 2000, had little impact on the current year, but should be a significant contributor in fiscal 2001. The Services Segment continued to benefit from the overall expansion of the domestic economy.

Operating Income

The Company's consolidated operating income (see note 12 to Notes to Consolidated Financial Statements) increased $4.7 million or 39% in fiscal 2000 as compared to fiscal 1999. The Company's improved operating results for the fiscal year just ended is a direct result of improved volumes and expanding margins in both segments of the Company's businesses.

In the Manufactured Products Segment, operating income for fiscal 2000 increased to $7 million, up 60% from $4.4 million in fiscal 1999. Operating margin in this segment improved for fiscal 2000 to 14%, a 44% increase from the prior years operating margin of 9%. Operating efficiencies, favorable product mix, and the dynamic market environment in which the Company operates contributed to a record year in this segment.

Operating income from bar and isolated phase products was up for fiscal 2000 compared to fiscal 1999. Substantial increases in backlog, favorable product mix, design changes, and improved operating efficiencies lead to these improved results.

CGIT acquired on September 1, 1999 contributed a minimum amount to operating income for fiscal 2000. There is a worldwide excess of capacity at the present time for the production of its products. However, the Company anticipates that as the worldwide market improves, this product line should become a contributor to operating income.

Fiscal 2000 operating income for factory fabricated modular power distribution enclosures increased compared to fiscal 1999. A shift in product mix as well as an expansion project completed in early fiscal 2000 which led to improved operating efficiencies had dramatic positive impacts on operating margin.

Operating income for specialty lighting products was down for fiscal 2000 as compared to fiscal 1999. Continued pricing pressures in the markets served as well as design and tooling cost associated with new retail lighting products contributed to this decrease.

While an operating loss was recorded for tubular products for fiscal 2000, profitability was achieved in the fourth quarter. With product diversification and increasing demand for small diameter tubular products, this improving trend should continue into fiscal 2001.

In the Services Segment, operating income increased 27% to $9.5 million for fiscal 2000 from $7.5 million for the prior year. Operating margin improved to 23.2% for fiscal 2000 from 21.6% for fiscal 1999. Operations benefited from stable zinc markets and improved operating efficiencies as well as the continued overall expansion of the domestic economy. The acquisition of Westside Galvanizing, Inc. had little impact on the current fiscal year, but should have a positive impact on fiscal 2001.

General Corporate Expenses

General corporate expenses for fiscal 2000 were $4.3 million, up 38% from fiscal 1999. As a percent of sales, general corporate expenses were 4.6% for fiscal 2000 compared to 3.9% in the prior year. This increase was attributed to higher employee benefits and profit sharing expenses as well as higher expenses for professional services primarily associated with acquisitions.

Interest expense for fiscal 2000 was $1.7 million, up 70% or $692,000 from fiscal 1999. This increase was due to larger outstanding loan balances during fiscal 2000 associated with the acquisitions made during the year as well as the repurchase of 1.2 million shares of the Company's common stock in the last quarter of fiscal 1999.

Other income and expense was made up of scrap sales and other (income) expense items not specifically identifiable to a segment.


Year ended February 28, 1999 (1999) compared with year ended February 28, 1998
(1998)

Revenues

Aztec's consolidated net revenues for 1999 grew by $5.4 million or 7% over 1998.

Revenues from the Company's Manufactured Products Segment were up $1.5 million or 3% for fiscal 1999 as compared to 1998. Total backlog for this segment was $18.2 million at the end of fiscal 1999 compared to $19.9 million in fiscal 1998.

Revenues for bar and isolated phase products were down for fiscal 1999 as compared to fiscal 1998. The down turn experienced during the second half of fiscal 1999 was a direct result of the turmoil in the Asian and Latin American markets served. Over 80% of bus related revenues for fiscal 1999 and 1998 were generated from these overseas markets. Backlog for this product was at a record level at the end of fiscal 1999.

Revenues for this segments electrical enclosure products were up for fiscal 1999 as compared to fiscal 1998. This increase came primarily from the manufacture of factory fabricated modular power distribution enclosures.

Revenues for specialty lighting products were down for fiscal 1999 as compared fiscal 1998. The down turn was attributed to the severe decline experienced in the petroleum related business and the unfavorable impact on international business brought on by the economic crisis in their served geographic markets.

Revenues generated from tubular products were up for fiscal 1999 as compared to 1998. This product line has been severely impacted by the volatility in the petroleum industry. Due to deteriorating oil prices, the Company liquidated a significant portion of its inventories of tubular products in the last half of fiscal 1999. These inventory liquidations increased revenues for the year but sales were made at deep discounts. Tubular products continue to represent a diminishing portion of Manufactured Products Segment revenues.

Revenues in the Services Segment, which were made up of the Company's ten hot dip galvanizing facilities owned during fiscal 1999, were up 13% or $4 million for fiscal 1999 as compared to fiscal 1998. This was due to a 4% increase in revenues at the previously existing nine facilities and the acquisition of International Galvanizers in late fiscal 1998. International Galvanizers contributed $3.4 million in revenues for its first full year of operations.

Operating Income

Aztec's consolidated operating income (see Note 12 of Notes to Consolidated Financial Statements) decreased $1.6 million or 12% for fiscal 1999 as compared to fiscal 1998. Consolidated operating income for fiscal 1999 was negatively impacted by a pretax charge of $914,000 associated with liquidations of tubular inventories and inventory write-downs in the Company's Manufactured Products Segment.

Operating income in the Manufactured Products Segment was down 37% or $2.5 million for fiscal 1999 as compared to 1998.

Operating income for bar and isolated phase products was down for fiscal 1999 as compared to fiscal 1998. Again, this down turn was due to competitive pricing pressures associated with the turmoil in the Asian and Latin American markets it serves.

Fiscal 1999 operating income for enclosure products was up, which corresponded with increased revenues for the year as well as reflecting increased efficiencies associated with its plant expansion.

Operating income for specialty lighting products for fiscal 1999 was down as compared to fiscal 1998. This down turn was due to competitive pricing pressures in the markets it serves.

Tubular products showed a loss for fiscal 1999 as compared to an operating income for fiscal 1998. This loss was primarily associated with the down turn in the petroleum markets it serves leading to the liquidation and write-down of inventories.

The Services Segment's operating income increased 14% for fiscal 1999 compared to fiscal 1998. Operating income in this segment's nine previously existing facilities was up 12% due to increased volumes and production efficiencies. Newly acquired International Galvanizers contributed $268,000 in operating income in fiscal 1999.

General Corporate Expense

General corporate expenses for fiscal 1999 decreased by 6% from fiscal 1998 due to lower profit sharing expenses associated with lower profits for the year.

Interest expense for fiscal 1999, as compared to fiscal 1998, was up 33% or $245,000. This increase was due to larger outstanding loan balances during the last half of fiscal 1999 associated with the repurchase of 1.2 million shares of the Company's common stock at a cost of $11.9 million.

Other income and expense was made up of scrap sales and other (income) expense items not specifically identifiable to a segment.

Liquidity and Capital Resources

The Company has historically met its liquidity and capital resource needs through a combination of cash flow from operating activities and bank borrowings. The Company's cash requirements are generally for operating activities, acquisitions, capital improvements, debt repayment and dividend payments. The Company believes that working capital, borrowing capabilities, and the funds generated from operations should be sufficient to finance anticipated operational requirements, internal growth, and possible future acquisitions.

The Company's operating activities generated cash flow of approximately $13.8 million, $8.8 million, and $2.7 million during fiscal 2000, 1999, and 1998, respectively. Cash flows provided by operations in fiscal 2000 included net income in the amount of $6.6 million, depreciation and amortization in the amount of $4.8 million, and net changes in operating assets and liabilities and other in the amount $2.6 million.

Through the use of cash flows and bank debt, the Company made $4.2 million in capital improvements, primarily in the Services Segment. Also $21.1 million was utilized for acquisitions associated to the Manufactured Products and Services Segments. Other major uses of cash during fiscal 2000 included the repayment of long term debt in the amount of $7.3 million and payment of cash dividends in the amount of $567,000.

The Company has a credit facility with a bank that provides for a $20 million revolving line of credit, a $10 million term note, and a $17.5 million term note. At the end of fiscal 2000, the Company had $9.5 million outstanding under the revolving line of credit and $25.7 million outstanding under the two term facilities. At February 29, 2000, the

Company has approximately $8.8 million available under the revolving credit facility. The Company utilizes interest rate swap agreements to protect against volatile interest rates. At the end of fiscal 2000, the Company had in place an interest rate swap agreement on $8.5 million of its term debt. The Company entered into a second interest rate swap agreement in early fiscal 2001 on an additional $10 million of its term debt.

The Company's current ratio was 1.76 to 1 at the end of fiscal 2000, and shareholders' equity grew 22.8% to $33 million ($6.95 per share). Due to the Company's acquisition activity during the year, net total debt increased for fiscal 2000 by $12 million. Long term debt as a percent of shareholders' equity was 94% compared to 75% in the prior year.

Inflation has not had a significant impact on the Company's operations in recent years; however, the Company attempts to recover any cost increases through improvements to its manufacturing processes and through increases in price where competitively feasible.


Year 2000 Compliance

In prior years, the Company discussed the nature and progress of its plans to become year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change. The Company spent an immaterial amount during 1999 in connection with remediation of its systems. The Company is not aware of any material problems resulting from year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout fiscal 2001 to insure that any latent year 2000 matters that may arise are addressed promptly.


Forward Looking Statements

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

The Company manages its exposures to changes in interest rates by optimizing the use of variable and fixed rate debt. The Company had approximately $26.8 million of variable rate borrowings at February 29, 2000. In February 1999 and April 2000 the Company entered into interest rate protection agreements with its lender to modify the interest characteristics on approximately $18.5 million of long term debt from a variable rate to a fixed rate. The Company believes it has adequately protected itself from increased cost under its financial arrangements.

The Company manages its exposures to commodity prices, primarily zinc used in its Services Segment, by utilizing contracts with its zinc suppliers that include protective caps to guard against rising commodity prices. Management believes these contractual agreements ensure adequate supplies and guard against exposure to commodity price swings.

The Company does not believe that a hypothetical change of 10% of the interest rate currently in effect or a change of 10% of commodity prices would have a significant effect on the Company's results of operations, financial position, or cash flows.

Item 8.   Financial Statements and Supplementary Data

The Report of Independent Public Accountants, Financial Statements and Notes to Financial Statements follow.


Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Shareholders
Aztec Manufacturing Co.

We have audited the accompanying consolidated balance sheets of Aztec Manufacturing Co. as of February 29, 2000 and February 28, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 29, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aztec Manufacturing Co. at February 29, 2000 and February 28, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 29, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Fort Worth, Texas
March 31, 2000

AZTEC MANUFACTURING CO. CONSOLIDATED BALANCE SHEETS

February 29, 2000 and February 28, 1999

Assets                                                                     2000            1999
------                                                                ------------    ------------
Current assets:
     Cash and cash equivalents                                        $  1,328,139    $    800,183
     Accounts receivable, net of allowance for doubtful accounts of
       $586,900 in 2000 and $428,300 in 1999                            19,571,111      13,465,633
     Income taxes receivable                                                     -           7,004
     Inventories                                                        12,553,318      11,191,363
     Costs and estimated earnings  in excess of billings on
        uncompleted contracts                                              487,235               -
     Deferred income taxes                                                 635,673               -
     Prepaid expenses and other                                            382,047         323,176
                                                                      ------------    ------------
         Total current assets                                           34,957,523      25,787,359
Long-term investments                                                      200,000         200,000

Property, plant, and equipment, at cost:

    Land                                                                 2,027,431       1,827,431
    Buildings and structures                                            18,923,650      17,194,254
    Machinery and equipment                                             22,424,399      17,795,993
    Furniture and fixtures                                               2,173,714       1,609,601
    Automotive equipment                                                 1,620,329       1,207,593
    Construction in progress                                             1,072,380         225,179
                                                                      ------------    ------------
                                                                        48,241,903      39,860,051
    Less accumulated depreciation                                      (19,971,944)    (16,781,171)
                                                                      ------------    ------------
         Net property, plant, and equipment                             28,269,959      23,078,880

Costs in excess of fair value of assets purchased, less accumulated
    amortization of $2,838,000 in 2000 and $2,028,000 in 1999           20,792,683       8,828,920
Other assets                                                               583,576         503,802
                                                                      ------------    ------------

                                                                      $ 84,803,741    $ 58,398,961
                                                                      ============    ============

See accompanying notes.

February 29, 2000 and February 28, 1999

Liabilities and Shareholders' Equity                                          2000            1999
------------------------------------                                      ------------    ------------
Current liabilities:
    Accounts payable                                                      $  7,302,699    $  3,826,238
    Income tax payable                                                         229,399               -
    Accrued salaries and wages                                               1,879,761         903,145
    Other accrued liabilities                                                5,644,222       2,889,451
    Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                   405,435               -
    Long-term debt due within one year                                       4,367,731       3,135,238
                                                                          ------------    ------------
         Total current liabilities                                          19,829,247      10,754,072

Long-term debt due after one year                                           31,075,272      20,266,266

Deferred income taxes                                                          878,500         493,173

Shareholders' equity:
    Common stock, $1 par value; 25,000,000 shares authorized; 6,304,580
       shares issued at Feb. 29, 2000 and at Feb. 28, 1999                   6,304,580       6,304,580
    Capital in excess of par value                                          11,113,565      11,422,536
    Retained earnings                                                       29,559,646      23,736,974
    Less common stock held in treasury, at cost (1,503,024 shares
        at Feb. 29, 2000 and 1,569,822 shares at Feb. 28, 1999)            (13,957,069)    (14,578,640)
                                                                          ------------    ------------
         Total shareholders' equity                                         33,020,722      26,885,450
                                                                          ------------    ------------

                                                                          $ 84,803,741    $ 58,398,961
                                                                          ============    ============

See accompanying notes.

AZTEC MANUFACTURING CO. CONSOLIDATED STATEMENTS OF INCOME

Years ended February 29, 2000, February 28, 1999 and February 28, 1998

                                                         2000            1999            1998
                                                     ------------    ------------    ------------
Net sales                                            $ 92,544,434    $ 80,922,415    $ 75,479,456
Costs and expenses:
    Cost of sales                                      68,030,479      62,525,479      55,993,665
    Selling, general, and administrative               12,307,958       9,709,627       9,570,337
    Net (gain) loss on sale of property, plant and
       equipment                                          (44,851)         (2,161)         35,469
    Interest expense                                    1,674,434         982,275         737,391
    Other (income) expense, net                            27,229         (93,200)       (766,850)
                                                     ------------    ------------    ------------
                                                       81,995,249      73,122,020      65,570,012
                                                     ------------    ------------    ------------

Income before income taxes                             10,549,185       7,800,395       9,909,444

Income tax expense                                      3,955,945       2,926,000       2,689,652
                                                     ------------    ------------    ------------
    Net income                                       $  6,593,240    $  4,874,395    $  7,219,792
                                                     ============    ============    ============

Earnings per common share:
    Basic                                            $       1.39    $        .87    $       1.21
                                                     ============    ============    ============
    Diluted                                          $       1.38    $        .86    $       1.19
                                                     ============    ============    ============

See accompanying notes.

AZTEC MANUFACTURING CO. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years ended February 29, 2000, February 28, 1999 and February 28, 1998

                                              Common Stock              Capital in
                                         ---------------------------
                                                                         Excess of       Retained        Treasury
                                           Shares          Amount        Par Value       Earnings         Stock
                                         ------------   ------------   ------------    ------------    ------------
Balance at February 28, 1997                6,145,009   $  6,145,009   $ 10,351,523    $ 12,802,931    ($   726,131)
    Exercise of stock options                 159,571        159,571      1,051,438               -               -
    Purchase of treasury stock
       (150,000 shares)                             -              -              -               -      (2,091,081)
    Cash dividends declared                         -              -              -        (593,272)              -
    Net income                                      -              -              -       7,219,792               -
                                         ------------   ------------   ------------    ------------    ------------
Balance at February 28, 1998                6,304,580      6,304,580     11,402,961      19,429,451      (2,817,212)
    Exercise of stock options                       -              -         19,575               -               -
    Purchase of treasury stock
         (1,200,030 shares)                         -              -              -               -     (11,859,792)
    Cash dividends declared                         -              -              -        (566,872)              -
    Net income                                      -              -              -       4,874,395               -
                                         ------------   ------------   ------------    ------------    ------------
    Balance at February 28, 1999            6,304,580      6,304,580     11,422,536      23,736,974     (14,578,640)

    Exercise of stock options                       -              -       (308,971)              -         621,571
    Cash dividends declared                         -              -              -        (770,568)
    Net income                                      -              -              -       6,593,240               -
                                         ------------   ------------   ------------    ------------    ------------
Balance at February 29, 2000                6,304,580   $  6,304,580   $ 11,113,565    $ 29,559,646    ($13,957,069)
                                         ============   ============   ============    ============    ============

See accompanying notes.

AZTEC MANUFACTURING CO. CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended February 29, 2000, February 28, 1999 and February 28, 1998

                                                                             2000                 1999                1998
                                                                       ------------------  -------------------  ------------------
Cash flows from operating activities:

    Net income                                                               $6,593,240          $4,874,395         $ 7,219,792
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                                        3,711,319           3,014,359           2,449,906
          Amortization                                                        1,059,046             615,891             585,389
          Provision for doubtful accounts                                       298,487             132,107             138,883
          Deferred income tax (benefit) expense                                (380,599)            (79,306)             79,791
          Net (gain) loss on sale of property, plant and equipment              (44,851)             (2,161)             35,469
                                                                       ------------------  -------------------  ------------------
                                                                             11,236,642           8,555,285          10,509,230
    Effects of changes in operating assets and liabilities, net of acquisition of subsidiaries:

           Accounts receivable                                               (4,171,042)           (529,056)         (2,475,504)
           Inventories                                                          285,279           3,037,378          (7,186,887)
           Prepaid expenses and other                                            15,520             (72,440)            (37,037)
           Other assets                                                        (121,852)            (29,497)            (33,507)
           Net change in billings related to costs and estimated
              earnings on uncompleted contracts                               1,811,061                   -                   -
           Accounts payable                                                   2,565,852          (1,485,953)          2,472,083
           Accrued salaries and wages                                           689,537            (182,535)            225,059
           Other accrued liabilities and income  taxes                        1,522,436            (519,334)           (775,843)
                                                                       ------------------  -------------------  ------------------

          Net cash provided by operating activities                          13,833,433           8,773,848           2,697,594

Cash flows from investing activities:

    Proceeds from the sale of property, plant and equipment                     252,429             168,854             104,979
    Purchases of property, plant and equipment                               (4,152,446)         (6,992,063)         (3,395,402)
    Acquisition of subsidiaries, net of cash acquired                       (21,133,219)             (5,528)         (6,783,392)
    Proceeds from the sale of long-term investments                                   -             100,000                   -
                                                                       ------------------  -------------------  ------------------

          Net cash used in investing activities                             (25,033,236)         (6,728,737)        (10,073,815)

Years ended February 29, 2000, February 28, 1999 and February 28, 1998

                                                                             2000                  1999                  1998
                                                                       -----------------     -----------------     -----------------
Cash flows from financing activities:
    Proceeds from revolving loan                                           12,147,000            12,200,000              5,550,000
    Proceeds from long-term debt                                           17,500,000            10,000,000                      -
    Payments on revolving loan                                            (10,397,000)          (10,000,000)                     -
    Payments on long-term debt                                             (7,267,969)           (1,875,715)            (1,756,668)
    Cash dividends paid                                                      (566,872)             (593,272)              (354,847)
    Proceeds from exercise of stock options                                   312,600               117,939              1,211,009
    Purchase of treasury stock                                                      -           (11,859,792)            (2,091,081)
                                                                       -----------------     -----------------     -----------------
          Net cash (used in) provided by financing activities              11,727,759            (2,010,840)             2,558,413
                                                                       -----------------     -----------------     -----------------
          Net (decrease) increase in cash and cash equivalents                527,956                34,271             (4,817,808)

Cash and cash equivalents at beginning of year                                800,183               765,912              5,583,720
                                                                       -----------------     -----------------     -----------------
Cash and cash equivalents at end of year                                 $  1,328,139          $    800,183           $    765,912
                                                                       =================     =================     =================

Supplemental disclosures of cash flow information:
    Cash paid during the year for:

       Interest                                                          $  1,567,453          $    940,588           $    733,796
       Income taxes                                                      $  4,041,852          $  2,910,713           $  3,766,345

See accompanying notes.

                  Notes To Consolidated Financial Statements

1.   Summary of significant accounting policies

     Organization--Aztec--Manufacturing Co. (the "Company") operates primarily
     ------------
     in the United States. Information about the Company's operations by segment are included in Note 12 to the consolidated financial statements.

     Basis of consolidation--The consolidated financial statements include the
     ----------------------
     accounts of Aztec Manufacturing Company and its wholly-owned subsidiaries and partnerships. All significant inter-company accounts and transactions have been eliminated in consolidation.

     Use of estimates--The preparation of the financial statements in conformity
     ----------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Concentrations of credit risk--Financial instruments that potentially
     -----------------------------
     subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

     The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's banking relationships. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company's diversity by virtue of two operating segments, the number of customers, and the absence of a concentration of trade accounts receivable in a small number of customers. The Company's net credit losses in 2000, 1999 and 1998 were approximately $168,000, $127,000 and $102,000, respectively. Collateral is usually not required from customers as a condition of sale.

     Revenue recognition--The Company recognizes revenue from product sales upon
     -------------------
     shipment or based upon the percentage-of-completion method of accounting as contract services are performed. The extent of progress for revenue recognized using the percentage-of-completion method is measured by the ratio of contract costs incurred to date to estimated total contract costs at completion. Costs and estimated earnings in excess of related billings on uncompleted contracts are recorded as current assets and billings in excess of costs and estimated earnings on uncompleted contracts are recorded as current liabilities.

     Contract costs include all direct material and labor, and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are estimable.

     Cash and cash equivalents--For purposes of reporting cash flows, cash and
     -------------------------
     cash equivalents include cash on hand, deposits with banks and all highly liquid investments with an original maturity of three months or less.

     Inventories--Inventories are stated at the lower of cost or market. Cost is
     -----------
     determined principally using a weighted-average method for the Manufactured Products segment and first-in-first-out (FIFO) method for the Services segment.

                   Notes To Consolidated Finacial Statements

     Property, plant and equipment--For financial reporting purposes,
     -----------------------------
     depreciation is computed by the straight-line method over the estimated useful lives of the related assets as follows:

              Buildings and structures                   10-25 years
              Machinery and equipment                     3-15 years
              Furniture and fixtures                      3-15 years
              Automotive equipment                           3 years

     Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized.

     Intangible assets and costs in excess of fair value of assets acquired
     ----------------------------------------------------------------------
     ("goodwill")--Intangible assets include purchased intangibles primarily
     ------------
     comprised of customer lists, engineering drawings and non-compete agreements. Such intangible assets and goodwill are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 5 to 40 years.

     Impairment of long-lived assets --The Company reviews long-lived assets and
     -------------------------------
     certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Management assesses whether there has been an impairment of goodwill by considering factors such as expected future operating income, current operating results and other economic factors.

     Income Taxes--Income tax expense is based on the liability method. Under
     ------------
     this method of accounting, deferred tax assets and liabilities are recognized based on differences between financial statement and income tax bases of assets and liabilities using presently enacted tax rates and laws.

     Stock-based compensation--The Company grants stock options for a fixed
     ------------------------
     number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for employee stock options. Under APB 25, because the exercise price of the Company's employee and director stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Financial Instruments--The Company's financial instruments consist of cash
     ---------------------
     and cash equivalents, accounts receivables, long term investments, and long term debt. The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximate their recorded values. The Company utilizes financial instruments to manage interest rate risk associated with portions of its long-term debt.

     Reclassifications--Certain reclassifications have been made in the prior
     -----------------
     year's consolidated financial statements to conform to the fiscal 2000 presentation.

     Pending Adoption of Accounting Standards
     ----------------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended is required to be adopted by the Company in fiscal 2002. The Company is in the process of evaluating the effect of implementing this new standard. The Company's management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

                   Notes To Consolidated Finacial Statements

Notes To Consolidated Financial Statements

2.   Inventories

     Inventories consist of the following:

                                                                          2000              1999
                                                                    -----------------  ----------------
                                                                              (In thousands)
           Raw materials                                                $  9,471           $  7,491
           Work-in-process                                                 2,198              1,001
           Finished goods                                                  1,432              2,884
                                                                    -----------------  ----------------
                                                                          13,101             11,376

           Less reserve for obsolete and slow-moving inventory               548                185
                                                                    -----------------  ----------------
                                                                         $12,553            $11,191
                                                                    =================  ================

3.   Costs and Estimated Earnings on Uncompleted Contracts

     Costs and estimated earnings on uncompleted contracts at February 29, 2000 consist of the following (in thousands):

                                                                            2000
                                                                    ------------------
                                                                     (In thousands)
           Costs incurred on uncompleted contracts                       $11,259
           Estimated earnings                                              3,676
                                                                    ------------------
                                                                          14,935
           Less billings to date                                          14,853
                                                                    ------------------
                                                                         $    82
                                                                    ==================

     The amounts noted above are included in the accompanying balance sheet under the following captions (in thousands):

                                                                            2000
                                                                    ------------------
                                                                     (In thousands)
           Cost and estimated earnings in excess of billings
           on uncompleted contracts                                     $     487
           Billings in excess of costs and estimated earnings
           on uncompleted contracts                                          (405)
                                                                    ------------------
                                                                        $      82
                                                                    ==================

4.   Other accrued liabilities

     Other accrued liabilities consist of the following:

                                                                          2000              1999
                                                                    -----------------  ----------------
                                                                              (In thousands)
           Accrued warranty                                             $  1,409         $       71
           Accrued common stock dividend                                     771                567
           Accrued profit sharing                                          1,050                784
           Other                                                           2,414              1,467
                                                                    -----------------  ----------------
                                                                        $  5,644            $ 2,889
                                                                    =================  ================

                  Notes To Consolidated Financial Statements

5.   Long-term investments

     The Company's long-term investments represent investments in tax-free municipal bonds maturing in July and August 2001 and carry interest at rates ranging from 5.1% to 5.5%. The investments were purchased and are being held to secure the Company's outstanding letters of credit with a bank.

6.   Employee benefit plans

     The Company has a trusteed profit sharing plan covering substantially all of its employees. Under the provisions of the plan, the Company contributes amounts as authorized by the Board of Directors. Contributions to the profit sharing plan amounted to $1,050,000 for 2000, $784,000 for 1999 and $992,000 for 1998.

7.   Income taxes

     Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income tax liability are as follows:

                                                                                      2000              1999
                                                                                -----------------  ----------------
                                                                                          (In thousands)
             Deferred tax liabilities:
                 Depreciation methods and property basis differences             $   1,160            $   944
                 Other assets                                                          181                155
                                                                                -----------------  ----------------
                   Total deferred income tax liabilities                             1,341              1,099

             Deferred tax assets:
                 Employee related items                                                247                199
                 Reserve for inventory                                                 201                 66
                 Reserve for warranty                                                  205                 24
                 Reserve for doubtful accounts                                         214                167
                 Other                                                                 231                150
                                                                                -----------------  ----------------
                   Total deferred tax assets                                         1,098                606
                                                                                -----------------  ----------------
                   Net deferred tax liability                                      $   243            $   493
                                                                                =================  ================

     The provision for income taxes consists of:

                                                                    2000               1999              1998
                                                               ----------------  -----------------  ----------------
                                                                                  (In thousands)
             Federal:
                Current                                            $3,835            $2,679               $2,229
                Deferred                                             (345)              (72)                  72
             State:
                Current                                               502               326                  381
                Deferred                                              (36)               (7)                   8
                                                               ----------------  -----------------  ----------------
                                                                   $3,956            $2,926               $2,690
                                                               ================  =================  ================

                  Notes To Consolidated Financial Statements

     A reconciliation from the federal statutory tax rate to the effective tax is as follows:

                                                                             2000          1999           1998
                                                                         -------------  ------------   ------------
             Statutory tax rate                                               34.0%          34.0%          34.0 %
             Expenses not deductible for tax purposes                          0.7            1.3            1.1
             State income taxes, net of federal income tax benefit             3.1            2.8            2.5
             Stock options exercised                                           0              0             (7.5)
             Other                                                            (0.3)          (0.6)          (3.0)
                                                                           -------------  ------------   ------------
             Effective tax rate                                               37.5%          37.5%          27.1%
                                                                           =============  ============   ============

8.   Earnings per share

     Basic earnings per share is based on the month-end average number of shares outstanding during each year. Diluted earnings per share were similarly computed but have been adjusted for the dilutive effect of the weighted-average number of stock options outstanding. Cash dividends paid (or declared) per share are $.16 in 2000, $.12 in 1999 and $.10 in 1998.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                 2000               1999                 1998
                                                            ----------------    ---------------     ----------------
                                                               (In thousands, except share and per share amounts)
             Numerator:
                 Net income for basic and diluted
                    earnings per common share                 $       6,593       $       4,874     $       7,220
                                                            ================    ================    ================

             Denominator:
                 Denominator for basic earnings
                    per common share -
                    weighted-average shares                       4,753,243           5,614,026         5,967,610

             Effect of dilutive securities:
                 Stock options                                       21,711              37,298           124,634
                                                            ----------------    ----------------    ----------------

                 Denominator for diluted earnings
                    per common share - adjusted
                    weighted-average shares                       4,774,954           5,651,324         6,092,244
                                                            ================    ================    ================

             Basic earnings per common share                         $ 1.39              $  .87             $1.21
                                                                    =======              ======             =====
             Diluted earnings per common share                      $  1.38              $  .86             $1.19
                                                                    =======              ======             =====

     Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. At the end of fiscal years 2000, 1999 and 1998, there were 229,487, 248,468 and
     262,763 stock options, respectively, outstanding with exercise prices greater than the average market price of common shares.

                   Notes To Consolidated Finacial Statements

9.   Stock options and other shareholder matters

     The Company has three Incentive Stock Option Plans for its employees. The maximum number of shares that may be issued under each of the plans is 750,000, 322,977 and 525,000 shares respectively. At February 29, 2000, options outstanding under these plans amounted to 298,973 of which 263,108 options are exercisable at prices (equal to the market price at the date of grant) ranging from $4.44 to $11.13 per share. Options under these plans vest from immediately upon issuance to ratably over a period of five years and expire at various dates through February 2005. Included in these outstanding options are 138,851 options granted in fiscal 2000 with an exercise price of $10.12, which vest immediately after an employee has completed one year of service with the Company.

     The Company also has three Non-statutory Stock Option Plans for the independent directors of the Company. The maximum number of shares that may be issued under each of the plans is 250,000, 115,762 and 157,500 shares. At February 29, 2000, options granted and outstanding under these plans amounted to 123,012 of which 86,612 options are vested and exercisable at prices ranging from $3.69 to $16.88 per share. Options under these plans vest ratably over a five year period and expire at various dates through July 2008.

     In February 2000, the Company entered into an agreement with a company to issue 70,000 stock options in exchange for services received and to be received. A majority of these options vest over a period of eighteen months contingent upon the achievement of certain performance measures. These options expire in February 2005.

     A summary of the Company's stock option activity and related information is as follows:

                                            2000                          1999                          1998
                                  --------------------------    --------------------------    --------------------------
                                                  Weighted                       Weighted                      Weighted
                                                  Average                        Average                       Average
                                                  Exercise                       Exercise                      Exercise
                                    Options       Price           Options        Price          Options        Price
                                  ----------    ------------    -----------    -----------    -----------    -----------
   Outstanding at beginning
       of year                      369,453      $  9.18          307,073       $  8.90         200,420       $  4.42
       Granted                      207,561        10.12           80,000         10.84         266,224         11.48
       Exercised                    (66,798)        4.68          (12,570)         9.38        (159,571)         7.59
       Forfeited                    (18,231)       10.51           (5,050)        17.74               -              -
                                  ----------    ------------    -----------    -----------    -----------    -----------
   Outstanding at end of year       491,985      $ 10.14          369,453       $  9.18         307,073       $  8.90
                                  ==========    ============    ===========    ===========    ===========    ===========
   Exercisable at end of year       370,720       $10.01          304,853       $  8.76         288,173       $  8.72
                                  ==========    ============    ===========    ===========    ===========    ===========

   Weighted average fair value
       during the years
       indicated of options
       granted during such
       year indicated                             $ 3.35                        $  4.80                       $  3.21
                                                ============                   ===========                   ===========

     The following table summarizes additional information about stock options outstanding at February 29, 2000.

                                               Weighted         Weighted                            Weighted
                                                Average         Average              Shares          Average
             Range of                          Remaining        Exercise           Currently        Exercise
          Exercise Prices     Total Shares       Life            Price            Exercisable         Price
       ---------------------- ------------- ---------------- --------------- ------------------- ----------------
            $3.69-$5.25             45,937        2.5            $ 4.22          43,837              $ 4.18
           $8.88-$11.13            435,548        4.5            $10.60         322,683              $10.71
              $16.88                10,500        7.7            $16.88           4,200              $16.88

                   Notes To Consolidated Finacial Statements

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," requires the disclosure of pro forma net income and income per share of common stock computed as if the Company had accounted for its stock options granted subsequent to February 28, 1995 under the fair value method set forth in SFAS 123. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate ranging from 5.8% to 6.5%, a dividend yield ranging from 1% to 1.25% and a volatility factor ranging from .445 to .498. In addition, the fair value of these options was estimated based on an expected life ranging from 1 1/2 years to 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those described above, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of fair value for the Company's stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the option's vesting period as adjusted for estimated forfeitures. The Company's pro forma information for fiscal 2000, 1999 and 1998 is as follows:

                                                           2000             1999           1998
                                                       -------------     -----------    -----------
                                                        (In thousands except per share amounts)
          Pro forma net income                              $6,146          $4,833         $6,445
          Pro forma earnings per common share:
              Basic                                          $1.30            $.86          $1.08
              Diluted                                        $1.29            $.86          $1.06

     As of February 29, 2000, the Company has approximately 18,695,420 shares reserved for future issuance under the stock option plans and shareholder rights plan.

     Effective January 7, 1999, the Board of Directors approved a stock rights plan, which authorized and declared a dividend distribution of one right for each share of common stock outstanding at the close of business on February 4, 1999. The rights are exercisable at an initial exercise price of $60, subject to certain adjustments as defined in the agreement, if a person or group acquires 15% or more of the Company's common stock or announces a tender offer that would result in ownership of 15% or more of the common stock. Alternatively, the rights may be redeemed at one cent per right at any time before a 15% position has been acquired. The rights expire on January 7, 2009.

                   Notes To Consolidated Finacial Statements

10.  Long-term debt

     The Company has a credit facility with a bank which provides a $20 million revolving line of credit, a $17.5 million New Term Note A and a $10 million Term Note B.

             Long-term debt consists of the following:                                2000              1999
                                                                                -----------------  ----------------
                                                                                          (In thousands)
             Term Note A payable to bank                                        $          -           $  5,555
             New Term Note A payable to bank, due in monthly
                 installments of $239,726 through February 2006
                 (interest at 7.2% on February 29, 2000)                              17,260                  -
             Term Note B payable to bank, due in monthly installments of
                 $119,048 through February 2006, (interest at a fixed
                 rate of 6.8% for the term of the note)                                8,452              9,881
             Revolving line of credit with bank, due July 2002 (interest
                 at 7.2% on February 29, 2000)                                         9,500              7,750
             Industrial Revenue Bonds, due in December 2003, payable in monthly installments (interest at 5.75% on February 29,
                 2000)                                                                   175                215
             Other                                                                        56                  -
                                                                                -----------------  ----------------
                                                                                      35,443             23,401
             Less amount due within one year                                           4,368              3,135
                                                                                -----------------  ----------------
                                                                                $     31,075           $ 20,266
                                                                                =================  ================

     The Company's credit facility and industrial revenue bonds are subject to loan agreements which require the Company to comply with various financial covenants including minimum requirements with regard to tangible net worth, funded debt to EBITDA, dividend payments, capital expenditures and cash flows. The Company is in compliance with these covenants as of February 29, 2000. The Company's long-term debt is secured by receivables, inventory, equipment, and fixtures. Under the terms of the credit facility, borrowing's on the revolving line of credit are subject to a borrowing base calculation which is limited to 80% of certain trade accounts receivable and a range of 50% to 60% of certain raw materials and finished good inventories and is reduced by the balance of outstanding letters of credit which may not exceed $2 million at any one time. At February 29, 2000, the Company has approximately $8,758,000 after deducting for $462,000 of outstanding letters of credit available under the revolving credit facility.

     In order to reduce interest rate risk, the Company in February 1999 entered into an interest rate protection agreement through the bank (the Swap Agreement) to modify the interest characteristics of the $10 million Term Note B from a variable rate to a fixed rate. The Swap Agreement involves the exchange of interest obligations over the life of the Term Note B whereby the Company receives a fixed rate of 6.8% in exchange for a variable 30-day LIBOR rate plus 1.25% (7.2% at February 29, 2000) which is the stated interest rate under the Term Note B agreement. Management intends to hold the Swap Agreement until maturity in March 2006. The Company has incurred $16,000 of additional interest expense related to this Swap Agreement for the year ended February 29, 2000. The fair value of the Swap Agreement is approximately $233,000 at February 29, 2000.

     Maturities of long-term debt are as follows (in thousands):

                          2001                        $  4,368
                          2002                           4,355
                          2003                          13,859
                          2004                           4,362
                          2005                           4,313
                          Thereafter                     4,186
                                                  ----------------
                                                       $35,443
                                                  ================

                   Notes To Consolidated Finacial Statements

11. Quarterly financial information, unaudited (in thousands, except per share amounts)

                                                                         Quarters Ended
                                                    May 31,      August 31,       November 30,       February 29,
                                                     1999           1999              1999               2000
                                                --------------  --------------   ----------------   ---------------
         2000
         ----
         Net sales                                 $20,670         $20,986              $24,654           $26,234
         Gross profit                                5,354           5,462                6,806             6,892
         Net income                                  1,411           1,567                1,806             1,809
         Basic earnings per common share               .30             .33                  .38               .38
         Diluted earnings per common share             .30             .33                  .37               .38

                                                                         Quarters Ended
                                                    May 31,       August 31,      November 30,      February 28,
                                                     1998            1998             1998              1999
                                                ---------------  -------------   ----------------  ---------------
         1999
         ----
         Net sales                                 $20,729          $20,721             $19,414          $20,058
         Gross profit                                5,311            4,965               4,426            3,695
         Net income                                  1,576            1,445               1,149              704
         Basic earnings per common share               .27              .25                 .21        (a)   .14
         Diluted earnings per common share             .26              .25                 .21        (a)   .14

               (a) Included a pretax charge of $914,000 (or 10 cents per share) for the liquidation and write-down of tubular goods inventories.

12.  Operating segments

     The Company has two reportable segments as defined by the Financial Accounting Standards Board No. 131, "Disclosures about Segments of an Enterprise and Related Information": (1) Manufactured Products and (2) Services. The Manufactured Products segment provides highly engineered specialty components and tubular products to the power generation, power transmission and distribution, petrochemical, and general industrial markets. The Services segment provides hot dip galvanizing services to the steel fabrication industry through facilities located throughout the south and southwest.

     Statement No. 131 modified existing standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The segments follow the same accounting policies as described in the summary of significant accounting policies (see Note 1). Information regarding operations and assets by segment is as follows:

                  Notes To Consolidated Financial Statements

                                                                   2000               1999               1998
                                                              ----------------  -----------------   ----------------
                                                                                 (In thousands)
             Net sales:
                 Manufactured Products                              $51,459           $46,400            $44,940
                 Services                                            41,085            34,522             30,539
                                                              ----------------  -----------------   ----------------
                                                                    $92,544           $80,922            $75,479
                                                              ================  =================   ================

             Operating income (a):
                 Manufactured Products                              $ 7,004           $ 4,380            $ 6,904
                 Services                                             9,519             7,474              6,543
                                                              -----------------  -----------------  ----------------
                                                                     16,523            11,854             13,447

             General corporate expenses                               4,292             3,119              3,316
             Interest expense                                         1,674               982                737
             Other (income) expense, net (b)                              8               (47)              (515)
                                                              -----------------  -----------------  ----------------
                                                                      5,974             4,054              3,538
                                                              -----------------  -----------------  ----------------
             Income before income taxes                             $10,549           $ 7,800            $ 9,909
                                                              =================  =================  ================

             Depreciation and amortization:
                 Manufactured Products                              $ 1,910           $ 1,152            $   994
                 Services                                             2,745             2,358              1,941
                 Corporate                                              115               120                100
                                                              -----------------  -----------------  ----------------
                                                                    $ 4,770           $ 3,630            $ 3,035
                                                              =================  =================  ================

             Expenditures for acquisitions, net of cash,
                 and property, plant and equipment:

                 Manufactured Products                              $ 9,508           $ 3,556            $ 2,372
                 Services                                            15,580             3,312              7,751
                 Corporate                                              198               130                 56
                                                              ------------------  ----------------  ----------------
                                                                    $25,286           $ 6,998            $10,179
                                                              ==================  ================  ================

             Total assets:
                 Manufactured Products                              $43,184           $28,994            $29,877
                 Services                                            39,152            27,235             25,916
                 Corporate                                            2,468             2,170              2,109
                                                              ------------------  ----------------  ----------------
                                                                    $84,804           $58,399            $57,902
                                                              ==================  ================  ================

(a) Operating income consists of net sales less cost of sales, specifically identifiable general and administrative expenses and selling expenses.

(b) Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expense not specifically identifiable to a segment.

                  Notes To Consolidated Financial Statements

13.    Commitments and contingencies

       Leases

       The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. As of February 29, 2000, the future minimum payments required under these operating leases are summarized as follows:

                                       Operating
                                         Leases
                                    ------------------
                                    (In thousands)
                       2001              $  258
                       2002                 266
                       2003                 275
                       2004                 275
                       2005                 229
                                    ------------------
                       Total             $1,303
                                    ==================

       Rental expense for real estate and personal property was approximately $800,000, $369,000 and $148,000 for the years ended February 29, 2000,
       February 28, 1999 and 1998, respectively.

       Litigation and Environmental Contingencies

       The Company is subject to various environmental protection reviews by state and federal government agencies and has been identified as a potential responsible party in certain investigations conducted by these agencies. The Company did not expense any significant amounts related to environmental liabilities in 2000, 1999 or 1998. The ultimate liability, if any, which might result from such reviews or additional clean-up and remediation expenses cannot presently be determined; however, as a result of an internal analysis and prior clean-up efforts, management believes the results will not have a material impact on the Company and that the recorded reserves for estimated losses are adequate.

       In order to maintain permits to operate certain of the Company's facilities, future capital expenditures for equipment may be required to meet new or existing environmental regulations.

       The Company is involved from time to time in various suits and claims arising in the normal course of business. In management's opinion, the ultimate resolution of these matters will not have a material effect on the Company's financial position or results of operations.

14.    Acquisitions

       In fiscal year 2000, the Company purchased two businesses. The total purchase price, net of cash acquired, for these two businesses was approximately $13 million and $10.6 million, respectively, and comprised of cash paid of $10.9 million and $9.9 million and liabilities assumed of $2.1 million and $752,000, respectively. The assets purchased were recorded at estimated fair value and the costs in excess of fair value for these acquisitions of approximately $7.3 million and $5.7 million were recorded as goodwill. Pursuant to the provisions of the purchase agreement for one of the acquisitions, in the event the acquired business' revenue is below $12.4 million for calendar year 2000, the Company is to receive from the seller purchase price refunds equal to 11% of the amount by which revenue for calendar year 2000 is below $12.4 million.

                  Notes To Consolidated Financial Statements

       These acquisitions were accounted for under the purchase method of accounting. The excess of costs over fair value for these two acquisitions is being amortized over a period of 15 and 20 years, respectively. Operations applicable to acquired businesses are included in the accompanying Consolidated Statements of Income from their respective dates of acquisitions. The pro forma consolidated results of operations for the years ended February 29, 2000 and February 28, 1999, assuming the acquisitions had been consummated as of March 1, 1999 and March 1, 1998 are as follows:

                                                         (Unaudited)         (Unaudited)
                                                             2000                1999
                                                        ----------------     ----------------
                                                                   (In thousands)
                      Net Sales                               $104,787           $100,789
                      Net Income                              $  6,048           $  4,819
                      Earnings per common share:
                      Basic                                      $1.27               $.86
                      Diluted                                    $1.27               $.85

       In fiscal year 1998, the Company purchased substantially all of the assets of three businesses for approximately $3.9 million, $1.7 million and $1.2 million in cash, respectively. The assets purchased were recorded at estimated fair value; the costs in excess of fair value for these acquisition of approximately $2.8 million, $350,000 and $190,000, respectively, were recorded as goodwill. In connection with two of these acquisitions, the Company paid the selling shareholders $250,000 and $50,000, respectively, pursuant to an agreement not to compete. All acquisitions in fiscal year 1998 were accounted for under the purchase method of accounting. Operations applicable to acquired businesses in 1998, which are immaterial to the consolidated operations of the Company, are included in the accompanying Consolidated Statements of Income from their respective dates of acquisition. The excess of costs over fair value for these acquisitions is being amortized over a period of 15 years.

                                  SCHEDULE II
                            Aztec Manufacturing Co.


                Valuation and Qualifying Accounts and Reserves
                                (in thousands)

                                                                       Year Ended
                                                      -----------------------------------------------
     Allowance for Doubtful Accounts                   February 28,    February 28,    February 29,
                                                           1998            1999            2000
                                                      --------------  --------------  --------------
     Balance at beginning of year                           $  386           $  423           $ 428
          Additions charged to income                          139              132             298
          Additions from acquisitions                            0                0              28
          Balances written off, net of recoveries             (102)            (127)           (167)
                                                       -----------      -----------      ----------
     Balance at end of year                                 $  423           $  428           $ 587
                                                       ===========      ===========      ==========

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

The other information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.


Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.


Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements

                                                                                               Page
                                                                                               ----
Report of Independent Auditors                                                                   13
Consolidated Balance Sheets as of February 29, 2000 and February 28, 1999                     14-15
Consolidated Statements of Income for the years ended                                            16
    February 29, 2000, February 28, 1999, and February 28, 1998
Consolidated Statements of Shareholders' Equity for the years ended                              17
    February 29, 2000, February 28, 1999, and February 28, 1998
Consolidated Statements of Cash Flows for the years ended                                     18-19
    February 29, 2000, February 28, 1999, and February 28, 1998
Notes to Consolidated Financial Statements                                                    20-31

2.   Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts and Reserves                                     32

Schedules and compliance information other than those referred to above have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.


3.   Exhibits

The following exhibits are filed as a part of this report:

3(1) - Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3(2) - Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988.*

3(3) - Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999.*

3(4) - Bylaws adopted by the Board of Directors of Registrant on May 11, 1999. (Incorporated by reference to Exhibit 3(c) of Registrants From 10-K for the fiscal year ended February 28, 1999).

10(1) - 1986 Incentive Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1986).

10(2) - Change In Control Agreement between Registrant and Mr. L.C. Martin dated March 1, 1986 (incorporated by reference to Exhibit 10e of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28,
1987).

10(3) - Amendment No. 1 dated May 15, 1992 to the Change in Control Agreement dated April 25, 1986 (incorporated by reference to Exhibit 10f of the Annual Report on Form 10-K filed by Registrant for fiscal year ended
February 28, 1999).

10(4) - 1988 Nonstatutory Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10g of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 1988).

10(5) - 1991 Incentive Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10h of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1991).

10(6) - 1991 Nonstatutory Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10i of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1991).

10(7) - Buy-Sell and Termination Agreement between Registrant and Mr. L.C. Martin dated January 27, 1994 (incorporated by reference to Exhibit 10j of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1994).

10(8) - 1998 Incentive Stock Option plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10k of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10(9) - 1998 Nonstatutory Stock Option plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10l of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10(10) - 1997 Nonstatutory Stock Option Grants of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10m of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10(11) - Aztec Manufacturing Co. Employee Plan and Trust as amended and restated as of December 1, 1999 (incorporated by reference to Form S-8 Registration Statement Number 333-92377 filed on December 8, 1999).

10(12) - 1999 Independent Director Share Ownership Plan (incorporated by reference to Form S-8 Registration Statement Number 333-31716 filed on March 3,
2000).

10(13) - Business Loan Agreement between Registrant and Bank of America, Texas, N.A., dated June 28, 1996.*

10(14) - First Amendment to Business Loan Agreement between Registrant and Bank of America, Texas, N.A., dated February 12, 1997.*

10(15) - Second Amendment to Business Loan Agreement between Registrant and Bank of America, Texas, N.A., dated October 16, 1997.*

10(16) - Third Amendment to Business Loan Agreement between Registrant and Bank of America, Texas, N.A., dated December 26, 1997.*

10(17) - Fourth Amendment to Business Loan Agreement between Registrant and Bank of America, Texas, N.A., dated August 21, 1998.*

10(18) - Fifth Amendment to Business Loan Agreement between Registrant and Bank of America, Texas, N.A., dated January 14, 1999.*

10(19) - Sixth Amendment to Business Loan Agreement between Registrant and Bank of America, Texas, N.A., dated February 3, 1999.*

10(20) - Seventh Amendment to Business Loan Agreement between Registrant and Bank of America, Texas, N.A., dated August 26, 1999.*

10(21) - Eight Amendment to Business Loan Agreement between Registrant and Bank of America, Texas, N.A., dated January 31, 2000.*

21 - Subsidiaries of Registrant*.

23 - Consent of Ernst & Young LLP*.

24 - Power of Attorney*.

27 - Financial Data Schedule*



______________
*Filed herewith.


(b)  Reports on Form 8-K

The Registrant filed reports on Form 8-K dated September 15, 1999 and Form 8-K/A dated November 15, 1999, relating to the acquisition of CGIT Westboro, Inc.

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       AZTEC MANUFACTURING CO.
                                                            (Registrant)


Date: 5/25/2000                           By: /s/ L.C. Martin
      ---------------------------             ----------------------------------
                                              L.C. Martin, Principal Executive
                                              Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

/s/ L.C. Martin                                  /s/ Dana L. Perry
---------------------------------------------    ----------------------------------------------
L.C. Martin, Principal Executive                 Dana L. Perry, Principal Accounting Officer,
Officer and Director                             Principal Financial Officer, and Director


David H. Dingus*                                 /s/ Sam Rosen
---------------------------------------------    ----------------------------------------------
David H. Dingus, President, Chief Operating      Sam Rosen, Director
Officer and Director


Robert H. Johnson*                               R.J. Schumacher*
---------------------------------------------    ----------------------------------------------
Robert H. Johnson, Director                      R.J. Schumacher, Director


Martin C. Bowen*                                 Dr. H. Kirk Downey*
---------------------------------------------    ----------------------------------------------
Martin C. Bowen, Director                        Dr. H. Kirk Downey, Director


W.C. Walker*                                     Kevern R. Joyce*
----------------------------------------------   ----------------------------------------------
W.C. Walker, Director                            Kevern R. Joyce, Director


/s/ L.C. Martin
----------------------------------------------
 L.C. Martin, Attorney-in-Fact

                                 EXHIBIT INDEX

                                                                                                             Sequentially
     Exhibit                                           Description                                           Numbered Page
     -------                                           -----------                                           -------------
       3(1)         Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the
                    fiscal year February 28, 1981).                                                          _____________

       3(2)         Articles of Amendment to the Article of Incorporation of the Registrant dated
                    June 30, 1988.*                                                                          _____________

       3(3)         Articles of Amendment to the Articles of Incorporation of the Registrant dated
                    October 25, 1999.*                                                                       _____________

       3(4)         Bylaws adopted by the Board of Directors of Registrant on May 11, 1999.
                    (Incorporated by reference to Exhibit 3(c) of Registrants From 10-K for the
                    fiscal year ended February 28, 1999).                                                    _____________

      10(1)         1986 Incentive Stock Option Plan of Registrant (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended
                    February 28, 1986).                                                                      _____________

      10(2)         Change in Control Agreement between Registrant and Mr. L.C. Martin dated March 1,
                    1986 (incorporated by reference to Exhibit 10f of the Annual Report on Form 10-K
                    filed by Registrant for the fiscal year ended February 29, 1987).                        _____________

      10(3)         Amendment No. 1 dated May 15, 1992 to the Change in Control Agreement dated April
                    25, 1986 (incorporated by reference to Exhibit 10f of the Annual Report on
                    Form 10-K filed by Registrant for fiscal year ended February 28, 1999).                  _____________

      10(4)         1988 Nonstatutory Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10g of the Annual Report on Form 10-K filed by Registrant for
                    the fiscal year ended February 29, 1988).                                                _____________

      10(5)         1991 Incentive Stock Option Plan of Aztec Manufacturing  Co. (incorporated by reference to Exhibit 10h of the Annual Report on Form 10-K filed by Registrant
                    for the fiscal year ended February 28, 1991).                                            _____________

      10(6)         1991 Nonstatutory Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10i of the Annual Report on Form 10-K filed by Registrant
                    for the fiscal year ended February 28, 1991).                                            _____________

      10(7)         Buy-Sell and Termination Agreement between Registrant and Mr. L.C. Martin dated
                    January 27, 1994 (incorporated by reference to Exhibit 10j of the Annual Report
                    on Form 10-K filed by Registrant for the fiscal year ended February 28, 1994).           _____________

      10(8)         1998 Incentive Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10k of the Annual Report on Form 10-K filed by Registrant
                    for the fiscal year ended February 28, 1998).                                            _____________

      10(9)         1998 Nonstatutory Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10l of the Annual  Report on Form 10-K filed by  Registrant
                    for the fiscal year ended February 28, 1998).                                            _____________

                                                                                                             Sequentially
     Exhibit                                           Description                                           Numbered Page
     -------                                           -----------                                           -------------
      10(10)        1997 Nonstatutory Stock Option Grants of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10m of the Annual Report on Form 10-K filed by Registrant
                    for the fiscal year ended February 28, 1998).                                            _____________

      10(11)        Aztec Manufacturing Co. Employee Plan and Trust as amended and restated as of
                    December 1, 1999 (incorporated by reference to Form S-8 Registration Statement
                    Number 333-92377 filed on December 8, 1999).                                             _____________

      10(12)        1999 Independent Director Share Ownership Plan (incorporated by reference to
                    Form S-8 Registration Statement Number 333-31716 filed on March 3, 2000).                _____________

      10(13)        Business Loan Agreement between Registrant and Bank of America, Texas, N.A.,
                    dated June 28, 1996.*                                                                    _____________

      10(14)        First Amendment to Business Loan Agreement between Registrant and Bank of
                    America, Texas, N.A., dated February 12, 1997.*                                          _____________

      10(15)        Second Amendment to Business Loan Agreement between Registrant and Bank of
                    America, Texas, N.A., dated October 16, 1997.*                                           _____________

      10(16)        Third Amendment to Business Loan Agreement between Registrant and Bank of
                    America, Texas, N.A., dated December 26, 1997.*                                          _____________

      10(17)        Fourth Amendment to Business Loan Agreement between Registrant and Bank of
                    America, Texas, N.A., dated August 21, 1998.*                                            _____________

      10(18)        Fifth Amendment to Business Loan Agreement between Registrant and Bank of
                    America, Texas, N.A., dated January 14, 1999.*                                           _____________

      10(19)        Sixth Amendment to Business Loan Agreement between Registrant and Bank of
                    America, Texas, N.A., dated February 3, 1999.*                                           _____________

      10(20)        Seventh Amendment to Business Loan Agreement between Registrant and Bank of
                    America, Texas, N.A., dated August 26, 1999.*                                            _____________

      10(21)        Eight Amendment to Business Loan Agreement between Registrant and Bank of
                    America, Texas, N.A., dated January 31, 2000.*                                           _____________

        21          Subsidiaries of Registrant.*                                                             _____________

        23          Consent of Ernst & Young LLP.*                                                           _____________

        24          Power of Attorney.*                                                                      _____________

        27          Financial Date Schedule*                                                                 _____________

__________________
* Filed herewith