Form 10-Q
period 2000-05-31
AZTEC MANUFACTURING CO
filed 2000-07-14
CIK 8947

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended:  May 31, 2000

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________________ _______________ to


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

                             YES   X      NO ______
                                 -----

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                 Outstanding at May 31, 2000

 Common Stock, $1.00 Par Value                            4,834,058
 -----------------------------                   ---------------------------
                  Class                                Number of Shares

                            AZTEC MANUFACTURING CO.

                                     INDEX
                                     -----

PART I.   Financial Information                                         Page No.
          ---------------------                                         --------

 Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets at
                 May 31, 2000 and February 29, 2000                          3

              Consolidated Condensed Statements of Income for the
                 Periods Ended May 31, 2000 and May 31, 1999                 4

              Consolidated Condensed Statements of Cash Flow for the
                 Periods Ended May 31, 2000 and May 31, 1999                 5

              Notes to Consolidated Condensed Financial
                 Statements                                                 6-7


 Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        8-9


PART II.  Other Information
          -----------------

 Item 6.  Exhibits and Reports on Form 8-K                                  10



SIGNATURES                                                                  10

                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS

                            Aztec Manufacturing Co.
                     Consolidated Condensed Balance Sheet

                                                  05/31/00           02/29/00
ASSETS                                            UNAUDITED           AUDITED
------                                           -------------    --------------

CURRENT ASSETS
     CASH AND CASH EQUIVALENTS                   $  1,533,318     $   1,328,139
     ACCOUNTS RECEIVABLE(NET OF ALLOWANCE)         16,895,536        19,571,111
     INVENTORIES
        RAW MATERIAL                                9,843,637         8,923,550
        WORK-IN-PROCESS                             2,772,750         2,197,548
        FINISHED GOODS                              1,285,649         1,432,220
     REVENUE IN EXCESS OF BILLINGS ON
        UNCOMPLETED CONTRACTS                         755,088           487,235
     DEFERRED INCOME TAXES                            635,673           635,673
     PREPAID EXPENSES AND OTHER                       275,759           382,047
                                                 ------------     -------------
        TOTAL CURRENT ASSETS                       33,997,410        34,957,523

     LONG TERM INVESTMENTS                                  -           200,000

     PROPERTY,PLANT AND EQUIPMENT, NET             28,186,394        28,269,959
     INTANGIBLE ASSETS, NET                        20,467,986        20,792,683
     OTHER ASSETS                                     520,538           583,576
                                                 ------------     -------------
        TOTAL ASSETS                             $ 83,172,328     $  84,803,741
                                                 ============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     LONG TERM DEBT DUE WITHIN ONE YEAR          $  4,345,284     $   4,367,731
     ACCOUNTS PAYABLE                               7,728,606         7,302,699
     BILLINGS IN EXCESS OF REVENUE ON
        UNCOMPLETED CONTRACTS                         116,729           405,435
     ACCRUED LIABILITIES                            6,832,353         7,753,382
                                                 ------------     -------------
        TOTAL CURRENT LIABILITIES                  19,022,972        19,829,247

     LONG TERM DEBT DUE AFTER ONE YEAR             27,966,050        31,075,272
     DEFERRED INCOME TAXES                            878,500           878,500

     SHAREHOLDERS' EQUITY:
        COMMON STOCK,$1 PAR VALUE
        SHARES AUTHORIZED-25,000,000
        SHARES ISSUED 6,304,580                     6,304,580         6,304,580
     CAPITAL IN EXCESS OF PAR VALUE                11,224,981        11,113,565
     RETAINED EARNINGS                             31,430,370        29,559,646
     LESS COMMON STOCK HELD IN TREASURY           (13,655,125)      (13,957,069)
                                                 ------------     -------------
        (1,470,522 AND 1,503,024 SHARES
          AT COST RESPECTIVELY)

        TOTAL SHAREHOLDERS' EQUITY                 35,304,806        33,020,722
                                                 ------------     -------------
        TOTAL LIABILITIES & SHAREHOLDERS' EQUITY $ 83,172,328     $  84,803,741
                                                 ============     =============

                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS

                            Aztec Manufacturing Co.
                  Consolidated Condensed Statements of Income

                                                           THREE MONTHS ENDED
                                                      05/31/00                  05/31/99
                                                     UNAUDITED                 UNAUDITED
                                                   ------------              ------------
NET SALES                                          $ 27,944,451              $ 20,670,621

COSTS AND EXPENSES
         COST OF SALES                               20,744,693                15,316,585
         SELLING/G & A EXPENSES                       3,513,518                 2,710,212
         INTEREST EXPENSE                               628,125                   353,095
         OTHER EXPENSE                                   64,476                    33,377
                                                   ------------              ------------
                                                     24,950,812                18,413,269
                                                   ------------              ------------

         INCOME BEFORE INCOME TAXES                   2,993,639                 2,257,352
         PROVISION FOR INCOME TAXES                   1,122,913                   846,537
                                                   ------------              ------------
         NET INCOME                                $  1,870,726              $  1,410,815
                                                   ============              ============

         INCOME PER SHARE
              BASIC                                $      0.39               $       0.30
              DILUTED                              $      0.38               $       0.30

                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS

                            Aztec Manufacturing Co.
                Consolidated Condensed Statements of Cash Flows

                                                                                               THREE MONTHS ENDED
                                                                                         05/31/00               05/31/99
                                                                                      -------------          -------------
CASH FLOWS PROVIDED BY OPERATIONS:
      NET INCOME                                                                      $   1,870,726          $   1,410,815

      ADJUSTMENTS TO RECONCILE NET INCOME TO
          PROVISION FOR BAD DEBTS                                                            45,199                 70,443
          AMORTIZATION AND DEPRECIATION                                                   1,413,116              1,015,001
          GAIN ON SALE OF PROPERTY                                                           (4,561)                     -
          OTHER                                                                             161,250                      -

      INCREASE (DECREASE) FROM CHANGES IN ASSETS & LIABILITIES

      ACCOUNTS RECEIVABLE                                                                 2,630,376               (610,344)
      INVENTORIES                                                                        (1,348,718)               392,586
      PREPAID EXPENSES                                                                      106,288                 44,098
      OTHER ASSETS                                                                           23,237                 (2,405)
      REVENUE IN EXCESS OF BILLINGS                                                        (556,559)                     -
      ACCOUNTS PAYABLE                                                                      425,907              1,646,991
      ACCRUED LIABILITIES                                                                  (150,709)             1,319,615
                                                                                      -------------          -------------

      NET CASH PROVIDED BY OPERATIONS                                                     4,615,552              5,286,800

      NET CASH USED FOR INVESTING ACTIVITIES:
          PROCEEDS FROM SALE OF EQUIPMENT                                                    26,438                      -
          PURCHASE OF PROPERTY PLANT AND EQUIPMENT                                         (986,933)              (597,038)
          PROCEEDS FROM SALE OF INVESTMENTS                                                 200,000                      -
                                                                                      -------------          -------------

      NET CASH USED FOR INVESTING ACTIVITIES                                               (760,495)              (597,038)

      CASH FLOWS FROM FINANCING ACTIVITIES
          PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                           252,109                 29,500
          PAYMENTS ON LONG TERM DEBT                                                     (3,131,669)            (4,273,810)
          CASH DIVIDENDS PAID                                                              (770,318)              (566,872)
                                                                                      -------------          -------------

      NET CASH USED FOR FINANCING ACTIVITIES                                             (3,649,878)            (4,811,182)
                                                                                      -------------          -------------

      INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                        205,179               (121,420)

      CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                        1,328,139                800,183
                                                                                      -------------          -------------

      CASH & CASH EQUIVALENTS, END OF PERIOD                                          $   1,533,318          $     678,763
                                                                                      =============          =============

                            AZTEC MANUFACTURING CO.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------

                  Summary of Significant Accounting Policies
                  ------------------------------------------


1. A summary of the Company's significant accounting policies is presented on Page 20 and 21 of its 2000 Annual Shareholders' Report.

2. In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of May 31, 2000, and the results of its operations and cash flows for the periods ended May 31, 2000 and 1999.

3. Earnings per share is based on the month-end average number of shares outstanding during each year, adjusted for the dilutive effect of stock options.

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                      Three months ended May 31,
                                                                    2000                       1999
                                                                ------------              ------------
                                                            (Dollars in thousands except earnings per share)
Numerator:
   Net income for basic and diluted earnings per
    common share                                                $      1,871              $      1,411

Denominator:
   Denominator for basic earnings per
   common share -weighted average shares                           4,817,858                 4,738,766
Effect of dilutive securities:
   Employee and Director stock options                               111,231                     8,269
                                                                ------------              ------------
   Denominator for diluted earnings per
   common share -adjusted weighted-
   average shares and assumed  conversions                         4,929,089                 4,747,035
                                                                ============              ============
Basic earnings per common share                                 $        .39              $        .30
                                                                ============              ============
Diluted earnings per common share                               $        .38              $        .30
                                                                ============              ============

4. A summary of the Company's operating segments is defined on page 28 and 29 of its 2000 Annual Shareholders' Report.


     Information regarding operations and assets by segment in thousands is as follows:

                                     Three Months Ended May 31,
                                     2000                   1999
                                   --------               --------
Net Sales:
   Manufactured Products           $ 14,853               $ 10,947
   Services                          13,091                  9,724
                                   --------               --------
                                   $ 27,944               $ 20,671

Operating Income (a):
   Manufactured Products           $  2,024               $  1,071
   Services                           2,797                  2,476
                                   --------               --------
                                   $  4,821               $  3,547

General Corporate Expense          $  1,212               $    925
Interest Expense                        628                    353
Other (Income) Exp., Net (b)            (13)                    12
                                   --------               --------
                                   $  1,827               $  1,290

Income Before Income Taxes         $  2,994               $  2,257
                                   ========               ========

Total Assets:
   Manufactured Products           $ 42,053               $ 28,062
   Services                          38,708                 27,893
   Corporate                          2,411                  2,010
                                   --------               --------
                                   $ 83,172               $ 57,965
                                   ========               ========

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------


                             RESULTS OF OPERATIONS
                            ----------------------

Consolidated net sales increased 35% for the three-month period ended May 31, 2000 as compared to the same period in 1999. Net sales in the Manufactured Products Segment were up $3.9 million or 36% for the three-month period ended May 31, 2000, as compared to the same period in fiscal 2000. Quarterly results in the Manufactured Products Segment for the period ended May 31, 2000 include three months of revenues from CGIT Westboro, Inc. which was acquired on September 1, 1999. Backlog for the Manufactured Products Segment at the end of May 31, 2000, was $32 million compared to $18.2 million at the end of May 31. 1999. Net sales in the Services Segment, which is made up of the Company's galvanizing operations, were up $3.4 million or 35% for the three-month period ended May 31, 2000 as compared to the same period in the prior year. Quarterly results for the period ended May 31, 2000 include three months of revenues from Westside Galvanizing Services, Inc. acquired on January 31, 2000.

Consolidated operating income (net sales less operating expenses) was up 36% for the three month period ended May 31, 2000 as compared to the same period in 1999. Operating income in the Manufactured Products Segment was up $953,000 or 89% for the three month period ended May 31, 2000 as compared to the same period in 1999. Increases in operating income were experienced in the majority of this segments product lines for the quarter ending May 31, 2000 as compared to the same quarter in the prior year. Improvements in operating efficiencies and increased volumes contributed to this increase. In the Services Segment, operating income was up $321,000 or 13% for the quarter ended May 31, 2000 as compared to the same period in 1999. Increased operating income in the Services Segment was due to increased volumes and improved operating efficiencies coupled with the addition of Westside Galvanizing Services for the compared periods.

General corporate expenses (selling, general and administrative expense, and other (income) expense) for the quarter ended May 31, 2000 were up $843,000 or 30% as compared to the same period in the same period in the prior year. As a percent of sales, general corporate expenses were 12.8% for the quarter ended May 31, 2000 compared to 13.2% for the quarter ended May 31, 1999.

Net interest expense for the quarter ended May 31, 2000 was $628,000, up 78% from the same quarter in fiscal 2000. This increase was due to larger outstanding loan balances during the first quarter of fiscal 2001 associated with the acquisitions made during fiscal 2000.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Net cash provided by operations was $4.6 million for the three-month period ended May 31, 2000 compared to $5.3 million for the same period in fiscal 2000. Net cash provided by operations was generated by $1.9 million in net income, $1.4 million in depreciation and amortization, and $1.3 million in other changes in assets and liabilities. During the three month period ended May 31, 2000, capital improvements were made in the amount of $987,000, long-term debt was repaid in the amount of $3.1 million, and cash dividends of $770,000 were paid.

The Company has a credit facility with a bank that provides for a $20 million revolving line of credit, a $10 million term note, and a $17.5 million term note. At the end of May 31, 2000, the Company had $7.5 million outstanding under the revolving line of credit and $25.2 million outstanding under the two term facilities. At May 31, 2000, the Company had approximately $10.2 million available under the revolving line of credit.

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

                          PART II. OTHER INFORMATION
                            AZTEC MANUFACTURING CO.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(A) Exhibits - There were no exhibits filed with this 10-Q for the three months ended May 31, 2000.

(B) Reports on Form 8-K - There were no 8-K's filed during the three months ended May 31, 2000.


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



                                               AZTEC MANUFACTURING CO.
                                          --------------------------------
                                                    (Registrant)



Date:  7/13/00                            /s/ Dana Perry
       -------                            --------------------------------------
                                          Dana Perry, Vice President for Finance
                                          Chief Financial Officer