Form 10-Q
period 2000-08-31
AZZ INC
filed 2000-10-13
CIK 8947

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended:  August 31, 2000

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________________  to __________________


                         Commission File Number 0-2733
                               AZZ incorporated
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

                                  YES   X      NO ______
                                      -----

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                Outstanding at August 31, 2000

 Common Stock, $1.00 Par Value                           4,898,016
 -----------------------------                    ---------------------
            Class                                   Number of Shares

                               AZZ incorporated

                                     INDEX
                                     -----

PART I.  Financial Information                                          Page No.
         ---------------------                                          --------
 Item 1. Financial Statements

            Consolidated Condensed Balance Sheets at
              August 31, 2000 and February 29, 2000                           3

            Consolidated Condensed Statements of Income for the
              Periods Ended August 31, 2000 and August 31, 1999               4

            Consolidated Condensed Statements of Cash Flow for the
              Periods Ended August 31, 2000 and August 31, 1999               5

            Notes to Consolidated Condensed Financial
              Statements                                                    6-7


 Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8-9


PART II. Other Information
         -----------------

 Item 4. Submission of Matters to a Vote of Security Holders                 10

 Item 6. Exhibits and Reports on Form 8-K                                10 -11


SIGNATURES                                                                   11

EXHIBITS                                                                E1 - E8

                               AZZ incorporated
                     Consolidated Condensed Balance Sheet

                                                                           08/31/00               02/28/00
ASSETS                                                                    (UNAUDITED)             (AUDITED)
------                                                                ----------------          --------------
CURRENT ASSETS
        CASH AND CASH EQUIVALENTS                                     $       631,007           $    1,328,139
        ACCOUNTS  RECEIVABLE(NET OF ALLOWANCE)                             18,937,901               19,571,111
        INVENTORIES
           RAW MATERIAL                                                    10,151,476                8,923,550
           WORK-IN-PROCESS                                                  2,522,620                2,197,548
           FINISHED GOODS                                                   1,509,960                1,432,220
        REVENUE IN EXCESS OF BILLINGS ON
           UNCOMPLETED CONTRACTS                                            1,356,627                  487,235
        DEFERRED INCOME TAXES                                                 635,673                  635,673
        PREPAID EXPENSES AND OTHER                                            357,948                  382,047
                                                                      ---------------           --------------
           TOTAL CURRENT ASSETS                                            36,103,212               34,957,523

        LONG TERM INVESTMENTS                                                       -                  200,000

        PROPERTY, PLANT AND EQUIPMENT, NET                                 28,262,814               28,269,959
        INTANGIBLE ASSETS, NET                                             20,142,581               20,792,683
        OTHER ASSETS                                                          488,552                  583,576
                                                                      ---------------           --------------
           TOTAL ASSETS                                               $    84,997,159           $   84,803,741
                                                                      ===============           ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     LONG TERM DEBT DUE  WITHIN ONE YEAR                              $     4,345,284           $    4,367,731
     ACCOUNTS PAYABLE                                                       8,294,863                7,302,699
     BILLINGS IN EXCESS OF REVENUE ON
           UNCOMPLETED CONTRACTS                                              374,956                  405,435
     ACCRUED LIABILITIES                                                    6,648,739                7,753,382
                                                                      ---------------           --------------
           TOTAL CURRENT LIABILITIES                                       19,663,842               19,829,247

        LONG TERM DEBT DUE AFTER ONE YEAR                                  26,339,729               31,075,272
        DEFFERRED INCOME TAX                                                  878,500                  878,500

        SHAREHOLDERS' EQUITY:
            COMMON STOCK, $1 PAR  VALUE
            SHARES AUTHORIZED-25,000,000
            SHARES ISSUED 6,304,580                                         6,304,580                6,304,580
        CAPITAL IN EXCESS OF PAR VALUE                                     11,388,744               11,113,565
        RETAINED EARNINGS                                                  33,482,720               29,559,646
        LESS COMMON STOCK HELD IN TREASURY                                (13,060,956)             (13,957,069)
                                                                      ---------------           --------------
           (1,406,564 AND 1,503,024 SHARES AT COST RESPECTIVELY)
           TOTAL SHAREHOLDERS' EQUITY                                      38,115,088               33,020,722
                                                                      ---------------           --------------
           TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   $    84,997,159           $   84,803,741
                                                                      ===============           ==============

    See Accompanying Notes to Consolidated Condensed Financial Statements

                               AZZ incorporated
                    Consolidated Condensed Income Statement


                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                 08/31/00         08/31/99             08/31/00           08/31/99
                                               (UNAUDITED)      (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
                                              --------------   ------------         ------------        ------------
NET SALES                                     $   30,473,979   $ 20,986,466         $   58,418,430      $   41,657,087

COSTS AND EXPENSES
   COST OF SALES                                  22,728,101     15,524,183             43,472,794          30,840,766
   SELLING/G & A EXPENSES                          3,766,848      2,637,142              7,280,366           5,347,352
   INTEREST EXPENSE                                  612,465        321,838              1,240,590             674,933
   OTHER (INCOME) EXPENSE                             73,410         (5,058)               137,886              28,323
                                              --------------   ------------         --------------      --------------
                                                  27,180,824     18,478,105             52,131,636          36,891,374
                                              --------------   ------------         --------------      --------------

   INCOME BEFORE INCOME TAXES                      3,293,155      2,508,361              6,286,794           4,765,713
   PROVISION FOR INCOME TAXES                      1,240,807        941,043              2,363,720           1,787,596
                                              --------------   ------------         --------------      --------------

   NET INCOME                                  $   2,052,348   $  1,567,318         $    3,923,074      $    2,978,117
                                               =============   ============         ==============      ==============
   EARNINGS PER SHARE
      BASIC                                    $        0.42   $       0.33         $         0.81      $         0.63
      DILUTED                                  $        0.41   $       0.33         $         0.79      $         0.63

      See Accompanying Notes to Consolidated Condensed Financial Statements

                               AZZ incorporated
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                        SIX MONTHS ENDED
                                                                     08/31/00       8/31/99
                                                                   ------------   -----------
CASH FLOWS PROVIDED BY OPERATIONS:
     NET INCOME                                                     $ 3,923,074   $ 2,978,117

     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATIONS:
          PROVISION  FOR BAD DEBTS                                       90,100        83,581
          AMORTIZATION AND DEPRECIATION                               2,840,055     2,030,414
          GAIN ON SALE OF PROPERTY                                        1,421        (6,190)
          OTHER                                                         264,735             -


     INCREASE (DECREASE) FROM CHANGES IN ASSETS & LIABILITIES

     ACCOUNTS RECEIVABLE                                                544,853    (1,131,528)
     INVENTORIES                                                     (1,630,737)    1,085,839
     PREPAID EXPENSES AND OTHER                                          22,354       111,828
     OTHER ASSETS                                                        85,074         6,101
     REVENUE IN EXCESS OF BILLINGS                                     (899,871)            -

     ACCOUNTS PAYABLE                                                   992,164     1,401,278
     ACCRUED LIABILITIES                                               (334,324)    1,000,939
                                                                    -----------   -----------

     NET CASH  PROVIDED BY OPERATIONS                                 5,898,898     7,560,379

     CASH FLOWS USED FOR INVESTING ACTIVITIES:

          PROCEEDS FROM SALE OF EQUIPMENT                                55,488             -
          PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                  (2,229,767)   (1,464,078)
          PROCEEDS FROM SALE OF INVESTMENTS                             200,000             -
                                                                    -----------   -----------

NET CASHUSED FOR INVESTING ACTIVITIES                                (1,974,279)   (1,464,078)
                                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
          PROCEEDS FROM EXERCISE OF STOCK OPTIONS                       906,557        63,553
          PAYMENTS ON DEBT                                           (4,757,990)   (6,547,620)
          CASH DIVIDENDS PAID                                          (770,318)         (249)

NET CASH USED FOR FINANCING ACTIVITIES                               (4,621,751)   (6,484,316)
                                                                    -----------   -----------
DECREASE IN CASH & CASH EQUIVALENTS                                    (697,132)     (388,015)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,328,139       800,183
                                                                    -----------   -----------
CASH & CASH EQUIVALENTS, END OF PERIOD                              $   631,007   $   412,168
                                                                    ===========   ===========

See Accompanying Notes to Consolidated Condensed Financial Statements

                               AZZ incorporated
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------
                  Summary of Significant Accounting Policies
                  ------------------------------------------


1. A summary of the Company's significant accounting policies is presented on Page 20 and 21 of its 2000 Annual Shareholders' Report.

2. In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of August 31, 2000, and the results of its operations and cash flows for the periods ended August 31, 2000 and 1999.

3. Earnings per share is based on the month-end average number of shares outstanding during each period, adjusted for the dilutive effect of stock options.

     The following table sets forth the computation of basic and diluted earnings per share: (unaudited)

                                                 Three months ending August 31,       Six months ending August 31,
                                                    2000               1999              2000              1999
                                                 ----------         ----------        ----------        ----------
                                                         (Dollars in thousands except earnings per share)
Numerator:
   Net income for basic and diluted earnings
    per common share                             $    2,052         $    1,567        $    3,923        $    2,978

Denominator:
   Denominator for basic earnings per
   common share -weighted average shares          4,878,307          4,744,941         4,848,083         4,741,853
Effect of dilutive securities:
   Employee and Director stock options              131,472             29,951           115,027            18,476
                                                 ----------         ----------        ----------       -----------

   Denominator for diluted earnings per
   common share -adjusted weighted-
   average shares and assumed  conversions        5,009,779          4,774,892         4,963,110         4,760,329
                                                 ==========         ==========        ==========        ==========

Basic earnings per common share                  $      .42         $      .33        $      .81        $      .63
                                                 ==========         ==========        ==========        ==========
Diluted earnings per common share                $      .41         $      .33        $      .79        $      .63
                                                 ==========         ==========        ==========       ===========

4. A summary discussion of the Company's operating segments is contained on page 28 and 29 of the 2000 Annual Shareholders' Report.


Information regarding operations and assets by segment in thousands is as follows: (unaudited)

                                      Three Months Ended Aug 31,          Six Months Ended Aug 31,
                                        2000               1999             2000              1999
                                      -------            -------          -------           -------
Net Sales:
   Manufactured Products              $16,410            $11,165          $31,263           $22,112
   Services                            14,064              9,821           27,155            19,545
                                      -------            -------          -------           -------
                                      $30,474            $20,986          $58,418           $41,657

Operating Income (a):
   Manufactured Products              $ 2,510            $ 1,582          $ 4,534           $ 2,653
   Services                             2,847              2,194            5,644             4,671
                                      -------            -------          -------           -------
                                      $ 5,357            $ 3,776          $10,178           $ 7,324

General Corporate Expense             $ 1,436            $   937          $ 2,648           $ 1,863
Interest Expense                          613                322            1,241               675
Other (Income) Exp., Net (b)               15                  9                2                20
                                      -------            -------          -------           -------
                                      $ 2,064            $ 1,268          $ 3,891           $ 2,558

Income Before Income Taxes            $ 3,293            $ 2,508          $ 6,287           $ 4,766
                                      =======            =======          =======           =======

Total Assets:
   Manufactured Products              $43,901            $28,295          $43,901           $28,295
   Services                            39,593             27,563           39,593            27,563
   Corporate                            1,503              1,437            1,503             1,437
                                      -------            -------          -------           -------
                                      $84,997            $57,295          $84,997           $57,295
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

Item 2.    Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------

                             RESULTS OF OPERATIONS
                            ----------------------

For the three-month and six-month periods ended August 31, 2000, consolidated net sales were up 45% and 40%, respectively, as compared to the same periods in fiscal 2000. Net sales in the Manufactured Products Segment were up $5.3 million or 47% for the three-month period ended August 31, 2000, and $9.2 million or 41% for the six-month period ended August 31, 2000, as compared to the same periods in fiscal 2000. Year-to-date results in the Manufactured Products Segment for the period ended August 31, 2000 include six months of revenues from CGIT Westboro, Inc. which was acquired on September 1, 1999. Backlog for the Manufactured Products Segment at the end of August 31, 2000, was $38.2 million compared to $21.1 million at the end of August 31, 1999, due primarily to the deregulation of the power generation industry and the need for increased domestic power supplies. Net sales in the Services Segment, which is made up of the Company's galvanizing operations, were up $4.2 million or 43% and $7.6 million or 39% for the three and six-month periods ended August 31, 2000, and as compared to the same periods in the prior year. Quarterly results for the period ended August 31,2000, include six months of revenues from Westside Galvanizing Services, Inc. acquired on January 31, 2000. The volume of steel processed increased for both the three and six-month periods ended August 31, 2000, as compared to the same periods in the prior year.

For the three and six-month periods ended August 31, 2000, Consolidated operating income (net sales less operating expenses) was up 42% and 39%, respectively, as compared to the same periods in fiscal 2000. Operating income in the Manufactured Products Segment was up $928,000 or 59% and $1.9 million or 71% for the three and six-month periods ended August 31, 2000 as compared to the same periods in fiscal 2000. Increases in operating income were experienced in the majority of this segments product lines for the quarter ending August 31, 2000 as compared to the same periods in the prior year. Improvements in operating efficiencies and increased volumes contributed to these increases. In the Services Segment, operating income was up $653,000 or 30% and $973,000 or 21% for the three and six-month periods ended August 31, 2000 as compared to the same periods in fiscal 2000. Increased operating income in the Services Segment was due to increased volumes and improved operating efficiencies coupled with the addition of Westside Galvanizing Services for the compared periods. Operating margins were negatively impacted by escalating natural gas prices as well as higher zinc cost.

General corporate expenses (selling, general and administrative expense, and other (income) expense) for the three and six-month periods ended August 31, 2000, were up $1.2 million or 46% and $2 million or 38% as compared to the same periods in the prior year. As a percent of sales, general corporate expenses were 12.6% and 12.7% for the three and six-month periods ended August 31, 2000, as compared to 12.5% and 12.9% to the same periods in fiscal 2000.

Net interest expense for the three and six-month periods ended August 31, 2000, was $612,000 and $1.2 million, up 90% and 84%, respectively, compared to the same periods in fiscal 2000. This increase was due to larger outstanding loan balances during fiscal 2001 associated with the acquisitions made during the last half of fiscal 2000.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Net cash provided by operations was $5.9 million for the six-month period that ended August 31, 2000, compared to $7.6 million for the same period in fiscal 2000. Net income of $3.9 million and $2.8 million in depreciation and amortization contributed to net cash provided by operations. Other changes in assets and liabilities utilized $864,000 of net cash provided by operations. During the six-month period ended August 31, 2000, capital improvements were made in the amount of $2 million, long-term debt was repaid in the amount of $4.8 million, and cash dividends of $770,000 were paid. Proceeds from the exercise of stock options generated $907,000.

The Company has a credit facility with a bank that provides for a $20 million revolving line of credit, a $10 million term note, and a $17.5 million term note. At the end of August 31, 2000, the Company had $7.4 million outstanding under the revolving line of credit and $23.3 million outstanding under the two term facilities. At August 31, 2000, the Company had approximately $12.1 million available under the revolving line of credit.

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

                          PART II. OTHER INFORMATION
                               AZZ incorporated

Item 4.   Submissions of Matters to a Vote of Security Holders
--------------------------------------------------------------

Shareholders at the Annual Meeting on July 11, 2000, reelected three incumbent directors, David H. Dingus, Dana Perry, and W.C. Walker. Of the 4,164,181 shares represented at the meeting, 4,145,085 shares (99.5%) were voted for Mr. Dingus, 4,145,085 shares (99.5%) were voted for Mr. Perry, 4,138,931 shares (99.4%) were voted for Mr. Walker. Other directors continuing in office are L.C. Martin, Sam Rosen, Martin C. Bowen, R.J. Schumacher, Kevern R. Joyce and Dr. Kirk Downey.

Two proposals by the Board of Directors were submitted to the stockholders at the Annual Meeting, with the following vote tabulation.


Amendment to the Articles of Incorporation
Changing the Name of the Company                      Approved/Failed to Approve
                                                      --------------------------

     Shares for:            4,056,571   84.1%
     Shares Against:           90,551    1.9%                  APPROVED
     Shares Abstained:         17,059     .4%

Approval of Ratification of the Appointment
of Ernst & Young LLP as Auditors.
     Shares for:            4,141,351   99.5%
     Shares Against:            9,916     .2%                  APPROVED
     Shares Abstained:         12,914     .3%


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(A) Exhibits - There are five exhibits filed with this 10-Q for the three months ended August 31, 2000.

              3    (i)   Articles of Amendment to the Articles of Incorporation
                         filed July 17, 2000;

                   (ii) Bylaws of AZZ incorporated, as amended and restated on August 15, 2000;

              4 Form of Stock Certificate for the Company's $1.00 par value Common Stock;

              11 Computation of Per Share Earnings (see note 3 to the Consolidated Condensed Financial Statements);

              20   Press Release - Corporate Name Change;

              20   Press Release - New Directors.

(B) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended August 31, 2000.


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



                                                   AZZ incorporated
                                      ------------------------------------------
                                                    (Registrant)



Date:   10/13/00                            /s/ Dana Perry
        --------                      ------------------------------------------
                                      Dana Perry, Vice President for Finance
                                      Chief Financial Officer

                                 EXHIBIT INDEX

The following exhibits are filed as a part of this report:


      3        (i)  Articles of Amendment to the Articles of Incorporation filed
                    July 17, 2000;

              (ii) Bylaws of AZZ incorporated, as amended and restated on August 15, 2000;

      4       Form of Stock Certificate for the Company's $1.00 par value Common
              Stock;

     11 Computation of Per Share Earnings (see note 3 to the Consolidated Condensed Financial Statements);

     20       (i)   Press Release - Corporate Name Change;

     20       (ii)  Press Release - New Directors.

     27       AZZ Incorporated Financial Data Schedule

                                      E-1