Form 10-Q
period 2000-11-30
AZZ INC
filed 2001-01-11
CIK 8947

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended:  November 30, 2000

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________________ to ________________

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

                              YES  X      NO ____
                                  ---

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                             Outstanding at November 30, 2000

  Common Stock, $1.00 Par Value                          4,938,721
  -----------------------------                 --------------------------
             Class                                   Number of Shares

                               AZZ incorporated


                                     INDEX
                                     -----

PART I.    Financial Information                                                Page No.
           ---------------------                                                --------
 Item 1.   Financial Statements

              Consolidated Condensed Balance Sheets at
                 November 30, 2000 and February 29, 2000                             3

              Consolidated Condensed Statements of Income for the
                 Periods Ended November 30, 2000 and November 30, 1999               4

              Consolidated Condensed Statements of Cash Flow for the
                 Periods Ended November 30, 2000 and November 30, 1999               5

              Notes to Consolidated Condensed Financial
                 Statements                                                        6-7

 Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                 8-9

PART II.   Other Information
           -----------------

 Item 6.   Exhibits and Reports on Form 8-K                                         10

SIGNATURES                                                                          10

INDEX TO EXHIBITS                                                                   11


                               AZZ incorporated
                     Consolidated Condensed Balance Sheet

                                                                                     11/30/00                02/28/00
ASSETS                                                                              (UNAUDITED)             (AUDITED)
------                                                                               ---------               -------
CURRENT ASSETS
      CASH AND CASH EQUIVALENTS                                                $      1,491,901         $    1,328,139
      ACCOUNTS RECEIVABLE(NET OF ALLOWANCE)                                          20,801,123             19,571,111
      INVENTORIES
         RAW MATERIAL                                                                10,049,591              8,923,550
         WORK-IN-PROCESS                                                              2,171,449              2,197,548
         FINISHED GOODS                                                               1,615,349              1,432,220
      REVENUE IN EXCESS OF BILLINGS ON
         UNCOMPLETED CONTRACTS                                                        2,504,548                487,235
      DEFERRED INCOME TAXES                                                             635,673                635,673
      PREPAID EXPENSES AND OTHER                                                        284,157                382,047
                                                                               ----------------         --------------
         TOTAL CURRENT ASSETS                                                        39,553,792             34,957,523

      LONG TERM INVESTMENTS                                                           -                        200,000

      PROPERTY,PLANT AND EQUIPMENT, NET                                              29,007,423             28,269,959
      INTANGIBLE ASSETS, NET                                                         19,817,177             20,792,683
      OTHER ASSETS                                                                      462,387                583,576
                                                                               ----------------         --------------

         TOTAL ASSETS                                                          $     88,840,779         $   84,803,741
                                                                               ================         ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
      LONG TERM DEBT DUE WITHIN ONE YEAR                                       $      4,345,284         $    4,367,731
      ACCOUNTS PAYABLE                                                                8,763,122              7,302,699
      BILLINGS IN EXCESS OF REVENUE ON
         UNCOMPLETED CONTRACTS                                                          139,389                405,435
      ACCRUED LIABILITIES                                                             7,568,527              7,753,382
                                                                               ----------------         --------------
         TOTAL CURRENT LIABILITIES                                                   20,816,322             19,829,247

      LONG TERM DEBT DUE AFTER ONE YEAR                                              26,563,408             31,075,272
      DEFFERRED INCOME TAXES                                                            878,500                878,500

      SHAREHOLDERS' EQUITY:
         COMMON STOCK,$1 PAR VALUE
         SHARES AUTHORIZED-25,000,000
         SHARES ISSUED 6,304,580                                                      6,304,580              6,304,580
      CAPITAL IN EXCESS OF PAR VALUE                                                 11,404,761             11,113,565
      RETAINED EARNINGS                                                              35,581,593             29,559,646
      LESS COMMON STOCK HELD IN TREASURY                                            (12,708,385)           (13,957,069)
         (1,365,859 AND 1,503,024 SHARES AT COST RESPECTIVELY)                 ----------------         --------------

         TOTAL SHAREHOLDERS' EQUITY                                                  40,582,549             33,020,722
                                                                               ================         ==============

         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                              $     88,840,779         $   84,803,741
                                                                               ================         ==============

                               AZZ incorporated
                    Consolidated Condensed Income Statement

                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        11/30/00            11/30/99         11/30/00            11/30/99
                                                      (UNAUDITED)          (UNAUDITED)      (UNAUDITED)        (UNAUDITED)
                                                       ---------            ---------        ---------          ---------
NET SALES                                         $     32,085,509     $    24,653,795   $   90,503,939       $  66,310,882

COSTS AND EXPENSES
        COST OF SALES                                   24,305,215          17,847,320       67,778,009          48,688,086
        SELLING/G & A EXPENSES                           3,750,248           3,254,155       11,030,614           8,601,507
        INTEREST EXPENSE                                   559,943             475,998        1,800,533           1,150,931
        OTHER EXPENSE                                       81,431             186,024          219,317             214,347
                                                  ----------------     ---------------   --------------       -------------
                                                        28,696,837          21,763,497       80,828,473          58,654,871
                                                  ----------------     ---------------   --------------       -------------

        INCOME BEFORE INCOME TAXES                       3,388,672           2,890,298        9,675,466           7,656,011
        PROVISION FOR INCOME TAXES                       1,289,800           1,083,876        3,653,520           2,871,472
                                                  ----------------     ---------------   --------------       -------------
        NET INCOME                                $      2,098,872     $     1,806,422   $    6,021,946       $   4,784,539
                                                  ================     ===============   ==============       =============
        EARNINGS PER SHARE
             (BASIC)                              $           0.43     $          0.38   $         1.24       $        1.01
             (DILUTED)                            $           0.42     $          0.37   $         1.21       $        1.00

See Accompanying Notes to Consolidated Condensed Financial Statements

                               AZZ incorporated
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                             NINE MONTHS ENDING
                                                                                     11/30/00                11/30/99
                                                                                     --------                --------
CASH FLOWS PROVIDED BY OPERATIONS:
       NET INCOME                                                              $    6,021,946            $   4,784,539

       ADJUSTMENTS TO RECONCILE NET INCOME TO
             PROVISION FOR BAD DEBTS                                                  171,000                  138,409
             AMORTIZATION AND DEPRECIATION                                          4,317,578                3,276,839
             LOSS/(GAIN) ON SALE OF PROPERTY                                           13,322                  (47,335)
             OTHER                                                                    300,110                        0

       INCREASE (DECREASE) FROM CHANGES IN ASSETS & LIABILITIES

       ACCOUNTS RECEIVABLE                                                         (1,398,324)              (4,255,767)
       INVENTORIES                                                                 (1,283,070)                 138,269
       PREPAID EXPENSES & OTHER                                                        95,202                  258,521
       OTHER ASSETS                                                                   107,832                    6,770
       REVENUE IN EXCESS OF BILLINGS                                               (2,283,359)               1,574,584
       ACCOUNTS PAYABLE                                                             1,460,423                3,230,410
       ACCRUED LIABILITIES                                                            585,464                1,007,056
                                                                               --------------            -------------
       NET CASH PROVIDED BY OPERATIONS                                              8,108,124               10,112,295

       CASH FLOWS USED FOR INVESTING ACTIVITIES:
             PROCEEDS FROM SALE OF EQUIPMENT                                           73,370                        0
             PURCHASES OF PROPERTY PLANT AND EQUIPMENT                             (4,152,872)              (1,953,524)
             ACQUISITION OF BUSINESS, NET OF CASH                                                          (11,171,080)
             PROCEEDS FROM SALE OF INVESTMENTS                                        200,000                        0
                                                                               --------------            -------------

       CASH FLOW USED FOR INVESTING ACTIVITIES                                     (3,879,502)             (13,124,604)
                                                                               --------------            -------------
       CASH FLOWS FROM FINANCING ACTIVITIES
             PROCEEDS FROM EXERCISE  OF STOCK OPTIONS                               1,239,770                  114,399
             (PAYMENTS)/BORROWINGS ON LONG TERM DEBT                               (4,534,311)               3,075,570
             CASH DIVIDENDS PAID                                                     (770,318)                    (248)
                                                                               --------------            -------------

       NET CASH (USED FOR)/PROVIDED BY FINANCING ACTIVITIES                        (4,064,859)               3,189,721
                                                                               --------------            -------------
       INCREASE IN CASH & CASH EQUIVALENTS                                            163,762                  177,412

       CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,328,139                  800,183
                                                                               --------------            -------------

       CASH & CASH EQUIVALENTS, END OF PERIOD                                  $    1,491,901            $     977,595
                                                                               ==============            =============

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

2. In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of November 30, 2000, and the results of its operations and cash flows for the periods ended November 30, 2000 and 1999.

3. Earnings per share is based on the month-end average number of shares outstanding during each period, adjusted for the dilutive effect of stock options.

        The following table sets forth the computation of basic and diluted earnings per share: (unaudited)



                                                 Three months ending November 30,                Nine months ending November 30,
                                                    2000                   1999                  2000                     1999
                                                 ----------             ----------            ----------               ----------
                                                                  (Dollars in thousands except earnings per share)
Numerator:
   Net income for basic and diluted earnings
    per common share                             $    2,099             $    1,806            $    6,022               $    4,785
Denominator:
   Denominator for basic earnings per
   common share -weighted average shares          4,922,058              4,755,054             4,872,741                4,746,253
Effect of dilutive securities:
   Employee and Director stock options              124,282                 44,097               118,112                   43,933
                                               ------------            -----------           -----------              -----------
    Denominator for diluted earnings per
    common share -adjusted weighted-
    average shares and assumed  conversions       5,046,340              4,799,151             4,990,853                4,790,186
                                               ============            ===========           ===========              ===========
Basic earnings per common share                  $      .43             $      .38            $     1.24               $     1.01
                                               ============            ===========           ===========              ===========
Diluted earnings per common share                $      .42             $      .37            $     1.21               $     1.00
                                               ============            ===========           ===========              ===========

4. A summary discussion of the Company's operating segments is contained on page 28 and 29 of the 2000 Annual Shareholders' Report.


Information regarding operations and assets by segment in thousands is as follows: (unaudited)

                                                Three Months Ended Nov. 30,                      Nine Months Ended Nov. 30,
                                               2000                     1999                    2000                     1999
                                      --------------------     --------------------    --------------------     --------------------
Net Sales:
   Manufactured Products                           $19,134                  $14,381                 $50,398                  $36,493
   Services                                         12,952                   10,273                  40,106                   29,818
                                      --------------------     --------------------    --------------------     --------------------
                                                   $32,086                  $24,654                 $90,504                  $66,311

Operating Income (a):
   Manufactured Products                           $ 3,325                  $ 2,158                 $ 7,859                  $ 4,811
   Services                                          2,005                    2,379                   7,649                    7,050
                                      --------------------     --------------------    --------------------     --------------------
                                                   $ 5,330                  $ 4,537                 $15,508                  $11,861

General Corporate Expense                          $ 1,350                  $ 1,160                 $ 3,999                  $ 3,023
Interest Expense                                       560                      476                   1,801                    1,151
Other Expense, Net (b)                                  31                       11                      33                       31
                                      --------------------     --------------------    --------------------     --------------------
                                                   $ 1,941                  $ 1,647                 $ 5,833                  $ 4,205

Income Before Income Taxes                         $ 3,389                  $ 2,890                 $ 9,675                  $ 7,656
                                      ====================     ====================    ====================     ====================

Total Assets:
   Manufactured Products                           $46,964                  $41,874                 $46,964                  $41,874
   Services                                         39,516                   27,990                  39,516                   27,990
   Corporate                                         2,361                    2,585                   2,361                    2,585
                                      ====================     ====================    ====================     ====================
                                                   $88,841                  $72,449                 $88,841                  $72,449
                                      ====================     ====================    ====================     ====================



(a) Operating income consists of net sales less cost of sales, specifically identifiable general and administrative expenses and selling expenses.
(b) Other expense, net includes gains and losses on sale of property, plant and equipment and other (income) expense not specifically identifiable to a segment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------


                             RESULTS OF OPERATIONS
                             ---------------------

For the three-month and nine-month periods ended November 30, 2000, consolidated net sales increased 30% and 37%, respectively, as compared to the same periods in fiscal 2000. Net sales in the Manufactured Products Segment increased $4.7 million or 33% for the three-month period ended November 30, 2000, and $13.9 million or 38% for the nine-month period ended November 30, 2000, as compared to the same periods in fiscal 2000. Year-to-date results in the Manufactured Products Segment for the period ended November 30, 2000 include nine months of revenues from CGIT Westboro, Inc. which was acquired on September 1, 1999. Backlog for the Manufactured Products Segment at the end of November 30, 2000, was $34.1 million compared to $31.7 million at the end of November 30, 1999. This increase was due primarily to the deregulation of the power generation industry and the need for increased domestic power supplies. Net sales in the Services Segment, which is made up of the Company's galvanizing operations, increased $2.7 million or 26% and $10.3 million or 35% for the three and nine-month periods ended November 30, 2000, as compared to the same periods in the prior year. Results for the period ended November 30, 2000, include revenues from Westside Galvanizing Services, Inc. acquired on January 31, 2000. The volume of steel processed increased for both the three and nine-month periods ended November 30, 2000, as compared to the same periods in the prior year.

For the three and nine-month periods ended November 30, 2000, Consolidated operating income (net sales less operating expenses) increased 17% and 26%, respectively, as compared to the same periods in fiscal 2000. Operating income in the Manufactured Products Segment increased $1.2 million or 54% and $3 million or 63% for the three and nine-month periods ended November 30, 2000 as compared to the same periods in fiscal 2000. Increases in operating income were experienced in the majority of this segments product lines for the quarter ending November 30, 2000 as compared to the same periods in the prior year. Improvements in operating efficiencies and increased volumes contributed to these increases. In the Services Segment, operating income decreased $374,000 or 16% for the three-month period and was up $599,000 or 8% for the nine-month period ended November 30, 2000, as compared to the same periods in fiscal 2000. Operating margins for the Service Segment were unfavorably impacted by substantial cost increases associated with zinc and utilities.

General corporate expenses (selling, general and administrative expense, and other (income) expense) for the three and nine-month periods ended November 30, 2000, increased $392,000 or 11% and $2.4 million or 28% as compared to the same periods in the prior year. As a percent of sales, general corporate expenses were 11.9% and 12.4% for the three and nine-month periods ended November 30, 2000, as compared to 14% and 13.3% to the same periods in fiscal 2000.

Net interest expense for the three and nine-month periods ended November 30, 2000, was $560,000 and $1.8 million, up 18% and 56%, respectively, compared to the same periods in fiscal 2000. This increase was due to larger outstanding loan balances during fiscal 2001 associated with the acquisitions made during the last half of fiscal 2000.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Net cash provided by operations was $8.1 million for the nine-month period ended November 30, 2000, compared to $10.1 million for the same period in fiscal 2000. Net income of $6 million and depreciation and amortization of $4.3 million contributed to net cash provided by operations. Other non cash item changes in assets and liabilities utilized $2.2 million of net cash provided by operations. During the nine-month period ended November 30, 2000, capital improvements were made in the amount of $4.2 million, long-term debt was repaid in the amount of $4.5 million, and cash dividends of $770,000 were paid. Proceeds from the exercise of stock options generated $1.2 million.

The Company has a credit facility with a bank that provides for a $20 million revolving line of credit, a $10 million term note, and a $17.5 million term note. At the end of November 30, 2000, the Company had $8.3 million outstanding under the revolving line of credit and $22.5 million outstanding under the two term facilities. At November 30, 2000, the Company had approximately $10.8 million available under the revolving line of credit.

Management believes that it's current credit facility coupled with the Company's borrowing capacity along with cash generated from operations will be sufficient to accommodate the Company's current operations, internal growth and possible acquisitions.

Forward Looking Statements
--------------------------

This Report may contain, and from time to time the Company or certain of its representatives may make, "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as "anticipate," "expect," "estimate," "intend," "should," "may," "believe," and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company's control. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to: change in demand, prices and raw material cost, including zinc which is used in the hot dip galvanizing process; changes in the economic conditions of the various markets the Company serves, foreign and domestic, including the market price for oil and natural gas; acquisition opportunities, adequacy of financing, and availability of experienced management employees to implement the Company's growth strategy; and customer demand and response to products and services offered by the Company. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations.

                          PART II. OTHER INFORMATION

                               AZZ incorporated


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(A)  Exhibits - See INDEX ON EXHIBITS.


(B) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended November 30, 2000.

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


                                                 AZZ incorporated
                                        ----------------------------------------
                                                    (Registrant)



Date:  01/11/01                            /s/ Dana Perry
       --------                         ----------------------------------------
                                         Dana Perry, Vice President for Finance
                                         Chief Financial Officer

                                 EXHIBIT INDEX

The following exhibits are filed as a part of this report:


     3      (i)    Articles of Amendment to the Articles of Incorporation filed
                   July 17, 2000; (incorporated by reference to Exhibit 3 of the
                   Quarterly Report on Form 10-Q filed by registrant for the quarter ended August 31, 2000.)

            (ii) Bylaws of AZZ incorporated, as amended and restated on August 15, 2000; (incorporated by reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed by registrant for the quarter ended August 31, 2000.)

     4 Form of Stock Certificate for the Company's $1.00 par value Common Stock; (incorporated by reference to Exhibit 4 of the Quarterly Report on Form 10-Q filed by registrant for the quarter ended August 31, 2000.)


     20     (i)    Press Release - Corporate Name Change; (incorporated by
                   reference to Exhibit 20 of the Quarterly Report on Form 10-Q filed by registrant for the quarter ended August 31, 2000.)


     20     (ii)   Press Release - New Directors, (incorporated by reference to
                   Exhibit 20 of the Quarterly Report on Form 10-Q filed by registrant for the quarter ended August 31, 2000.)