Form 10-K405
period 2001-02-28
AZZ INC
filed 2001-05-25
CIK 8947

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended: February 28, 2001

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 1-12777
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

      Registrant's telephone number, including area code: (817) 297-4361

          Securities registered pursuant to section 12(b) of the act:

      Title of Each Class                  Name of Exchange on Which Registered
 -----------------------------             ------------------------------------
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

            Yes [X]                No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates on May 11, 2001, was approximately $95,296,000. As of May 11, 2001, there were 4,982,993 shares of AZZ incorporated Common Stock $1.00 par value outstanding.

                      Documents Incorporated By Reference
Part III incorporates information by reference from the Proxy Statement for the 2001 Annual Meeting of Shareholders of Registrant.


================================================================================

                                    PART I

Item 1.   Business

AZZ incorporated ("AZZ" or the "Company") was established in 1956 and incorporated under the laws of the State of Texas. The Company is an electrical equipment and components manufacturer serving the global growth markets of power generation, transmission and distribution, and industrial markets as well as a leading provider of hot dip galvanizing services to the steel fabrication market nationwide.

The Company offers products through two distinct business segments, Electrical and Industrial Products Segment, previously known as the Manufactured Products Segment, and the Galvanizing Services Segment, previously known as the Services Segment.

The Company changed its name from Aztec Manufacturing Co. to AZZ incorporated on July 10, 2000. The Company believes the new name will more effectively represent the scope of its business beyond manufacturing, reflect the changes in the Company over the past 10 years and better enable it to cross-leverage its marketing opportunities through the use of a common name and new image.

Electrical and Industrial Products Segment

The Electrical and Industrial Products Segment produces highly engineered specialty electrical products as well as lighting and tubular products. The Company markets and sells its products throughout the global market place. The electrical portion of this segment designs, manufactures, and configures products that distribute electrical power to a generator, transformer, switching device or other electrical configurations. These electrical systems are supplied to the power generation, transmission and distribution markets. Also provided by this segment are industrial lighting and tubular products used for petrochemical and industrial applications. Lighting products are provided to the petroleum, food processing, and power generation industries, to consumer retail outlets and to industries with unique lighting challenges. The principal markets for tubular products are the petroleum and automotive industries. The markets for the Company's Electrical and Industrial Products Segment are highly competitive and consist of a few large national companies, as well as numerous small independents. Competition is based primarily on product quality, range of product line, price and service. While some of these companies are much larger and better financed than the Company, the Company believes that it can compete favorably with them. Copper, aluminum and steel are the primary raw materials used in this segment and are readily available. This segment's products are sold though manufacturers' representatives and its internal sales force. This segment is not dependent on any single customer or limited number of customers for as much as 10% of sales, and the loss of any single customer would not have a material adverse effect on consolidated revenues of the Company. Backlog of orders was approximately $34.8 million at February 28, 2001, $31.2 million at February 29, 2000, and $18.2 million at February 28, 1999. All of the year-end backlog should be delivered in the next 18 months. Orders included in the backlog are represented by contracts and purchase orders that the Company believes to be firm. Total employment in this segment is 445 persons.

Galvanizing Services Segment

The Galvanizing Services Segment provides hot dip galvanizing to the steel fabrication industry through facilities located throughout the South and Southwest United States. The eleven galvanizing plants of the Company are located in Texas, Louisiana, Alabama, Mississippi, Arkansas, and Arizona. Hot dip galvanizing is a metallurgical process by which molten zinc is applied to a customer's material. The zinc bonding provides corrosion protection of fabricated steel for extended periods of up to 50 years. Galvanizing is a highly competitive business and the Company competes with other independent galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternate forms of corrosion protection such as paint. The Company is limited, to some extent, in its galvanizing market to areas within a close proximity of its existing locations due to freight cost. Zinc, the principal raw material used in the galvanizing process, is readily available, but has volatile pricing. The Company manages its exposure to commodity pricing of zinc by utilizing contracts with zinc suppliers that include protective caps to guard against rising commodity prices. This segment typically serves fabricators and/or manufacturers involved in the highway construction, electrical utility, transportation, water treatment, agriculture, petrochemical and chemical, pulp and paper industries, and numerous OEM's. The market in general is broken into two major categories, being large structural steel projects and custom fabrication. This segment is not dependent on any single customer or limited number of customers for as much as 10% of sales, and the loss of any customer would not have a material adverse effect on consolidated revenues of the Company. The backlog of galvanizing orders generally is nominal due to the short time requirement involved in the process. Total employment in this segment is 452 persons.

General


The Company does not have a material portion of business that may be subject to renegotiations of profits or termination of contracts or subcontracts at the election of the government. There were no material amounts spent on research and development activities during the proceeding three fiscal years. The Company has been under review by the New York Stock Exchange for compliance with its continued listing requirements but is confident that its common stock will continue to be traded on that exchange.


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


Executive Officers of the Registrant

                                     Business Experience for Past
    Name            Age   Five Years; Position or Office with Registrant                 Held Since
--------------      ---   ---------------------------------------------------            ----------
L. C. Martin        75    Chairman of the Board                                             1958
                          Chief Executive Officer                                         1958-2001

David H. Dingus     53    President and Chief Executive Officer                             2001
                          President and Chief Operating Officer                           1998-2000
                          President and Chief Executive Officer of Reedrill Corp          1989-1998

Dana L. Perry       52    Vice President of Finance, Chief Financial Officer, Asst. Sec.    1992

Fred L. Wright, Jr. 60    Senior Vice President/Galvanizing Services Segment                1992

Clement H. Watson   54    Vice President Sales, Electrical Products                         2000
                          Vice President Marketing and Sales Pulsafeeder, Inc.            1995-2000

Each executive officer was elected by the Board of Directors to hold office until the next Annual Meeting or until his successor is elected. There are no family relationships between Executive Officers of the Registrant.

Item 2.   Properties

The following table sets forth information about the Company's principal facilities owned on February 28, 2001:

                                           Buildings/
Location                   Land/Acres     Sq. Footage         Segment/Occupant
--------                   ----------     -----------         ----------------
Crowley, Texas               152.0              7,800         Corporate Office
                                               25,600         Galvanizing Services
                                              193,200         Electrical and Industrial Products

Houston, Texas                 8.7             25,800         Galvanizing Services
                              37.0             36,000         Electrical and Industrial Products
                               5.4             67,400         Electrical and Industrial Products

Waskom, Texas                 10.6             30,400         Galvanizing Services

Beaumont, Texas               12.9             33,700         Galvanizing Services

Moss Point, Mississippi       13.5             16,000         Galvanizing Services

Jackson, Mississippi           5.6             22,800         Galvanizing Services
                               5.1             58,700         Electrical and Industrial Products
Pittsburg, Kansas             15.3             86,000         Electrical and Industrial Products

Citronelle, Alabama           10.8             34,000         Galvanizing Services

Goodyear, Arizona             11.75            36,800         Galvanizing Services

Prairie Grove, Arkansas       11.5             34,000         Galvanizing Services

Belle Chasse, Louisiana        9.5             34,000         Galvanizing Services

Port Allen, Louisiana         22.2             48,700         Galvanizing Services

Westborough, Massachusetts      -     (Leased) 36,400         Electrical and Industrial Products

Item 3.   Legal Proceedings


Environmental Proceedings


In the course of its galvanizing operations, the Company is subject to occasional governmental proceedings and orders pertaining to noise, air emissions, and water discharges into the environment. The Company has complied with such proceedings and orders without any materially adverse effect on its business.

The registrant is not a party to, nor is its property the subject of, any material pending legal proceedings. The registrant is involved in ordinary routine litigation incidental to business. For additional information relating to contingencies, see Note 13 of Notes to Consolidated Financial Statements on page 29 of the Registrant's 2001 Form 10-K.


Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended February 28, 2001, to a vote of security holders through the solicitation of proxies or otherwise.

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

The following table sets forth the high and low sales prices of the Company's Common Stock on the New York Stock Exchange on a quarterly basis and dividends declared during the period indicated. During fiscal 2001 the Company paid cash dividends totaling approximately $771,000 or $.16 per share.

---------------------------------------------------------------------------------------------------
                 Quarter Ended         Quarter Ended        Quarter Ended       Quarter Ended
                    May 31,              August 31,          November 30,       February 28/29,
---------------------------------------------------------------------------------------------------
Per Share       2000       1999       2000       1999      2000       1999     2001        2000
---------------------------------------------------------------------------------------------------
High          $16.625     $10.563    $22.9375   $13.250  $19.375    $12.125  $18.6875     $ 12.250
---------------------------------------------------------------------------------------------------
Low           $ 10.25     $ 7.813    $ 14.625   $ 9.500  $15.000    $ 9.375  $ 16.625     $  9.125
---------------------------------------------------------------------------------------------------
Dividends                                                                         (a)
---------------------------------------------------------------------------------------------------
Declared            -           -           -         -        -          -        -      $  0.160
---------------------------------------------------------------------------------------------------

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

The approximate number of holders of record of common stock of Registrant at May 11, 2001 was 828.

(a) A cash dividend of $.16 per share was declared on March 27, 2001, and was paid on April 27, 2001.

Item 6.   Selected Financial Data

                                                                       Fiscal Year
                                               ---------------------------------------------------------
                                                 2001(a)      2000(a)     1999      1998(d)       1997
                                               ---------    ---------   --------   --------    ---------
                                                        (In thousands, except per share amounts)

Summary of operations:
   Net sales                                     $121,406  $ 92,544     $ 80,922     $ 75,479   $ 57,703
   Net income                                       8,172     6,593 (b)    4,874 (e)    7,220      4,328

Earnings per share:
   Basic earnings per common share               $   1.67  $   1.39 (b) $    .87 (e) $   1.21   $    .75
   Diluted earnings per common share                 1.63      1.38 (b)      .86 (e)     1.19        .74

Total assets                                     $ 88,368  $ 84,804     $ 58,399     $ 57,902   $ 45,995
Long-term debt                                     22,947    31,075       20,266       11,321      7,527
Total liabilities                                  44,988    51,783       31,514       23,582     17,421
Shareholders' equity                               43,380    33,021 (c)   26,885       34,320     28,573
Working capital                                    18,732    15,128       15,033       16,731    1 2,220


Cash provided by operations                      $ 12,372  $ 13,833     $  8,774     $  2,698      6,821
Capital expenditures                                5,099     4,152        6,992        3,395      2,037
Depreciation & Amortization                         5,838     4,770        3,630        3,035      2,664
Cash dividend per common share                (f)       0      $.16     $    .12         $.10   $    .06

Weighted average shares outstanding                 4,892     4,753        5,614         5,968   5,761

(a) Includes the acquisition of CGIT and Westside in September 1999 and February 2000, respectively.
(b) Includes a pretax charge of $914,000 (or 10 cents per share) for the liquidation and write-down of tubular goods inventories.
(c) Includes the repurchase of approximately 1.2 million shares of the Company's common stock at a cost of $11.9 million.
(d) Includes the acquisition of three subsidiaries in March 1997, December 1997, and February 1998.
(e) Includes a one-time tax benefit of approximately $1,076,000 (or 18 cents per share).
(f) A cash dividend of $.16 per share was declared on March 27, 2001, and was paid on April 27, 2001.



Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations

AZZ incorporated (the "Company") focuses on two distinct segments, Electrical and Industrial Products Segment and Galvanizing Services Segment. The Electrical and Industrial Products Segment serves the power generation, transmission and distribution market as well as the industrial market. The Galvanizing Services Segment consists of eleven hot dip galvanizing facilities located throughout the South and Southwest United States that provides a value added galvanizing service to the steel fabrication industry.

Management believes that the following commentary appropriately discusses and analyzes the comparative results of operations and the financial conditions of the Company for the periods covered.

General

For the fiscal year-ended February 28, 2001, the Company recorded record revenues of $121.4 million compared to the prior year's revenues of $92.5 million. Approximately 57% of the Company's revenues were generated from the Electrical and Industrial Products Segment and approximately 43% were generated from the Galvanizing Service Segment. Net income for fiscal 2001 was $8.2 million compared to $6.6 million in the prior fiscal year. Net income as a percent of sales was 6.7% for fiscal 2001 as compared to 7.1% for fiscal 2000. The reduction in net income as a percentage of sales was primarily due to higher interest cost associated with the Company's prior year acquisition activity as well as lower operating margins in the Company's Galvanizing Services Segment. Earnings per share increased by 18% to $1.63 per share for fiscal 2001 compared to $1.38 per share in the prior fiscal year, on a diluted basis. A discussion concerning effects of new accounting standards can be found in note 1 of Notes to Consolidated Financial Statements.


Results of Operations

Year ended February 28, 2001 (2001) compared with year ended February 29, 2000
(2000)

Revenues

The Company's consolidated net revenues for fiscal 2001 grew by $28.9 million or 31% over the prior year.

The Electrical and Industrial Products Segment produces highly engineered specialty products supplied to the power generation, transmission and distribution market as well as lighting and tubular products to the industrial market. This segment recorded record revenues for fiscal 2001 of $68.9 million, an increase of 34% over the prior year results of $51.5 million. These results were aided by the inclusion of a full year of results of operations associated with the acquisition made on September 1, 1999, which added to the segment's capacity to manufacture electrical products. The Electrical and Industrial Products Segment ended fiscal 2001 with a backlog of $34.8 million, up 12% from the prior year's backlog of $31.2 million. The backlog increased for both electrical and industrial products. The electrical products backlog increased $2.4 million to $30 million primarily from inclusion of backlog in the amount of $4.5 million associated with the acquisition made in fiscal 2000. The industrial products backlog increased by $1.2 million to $4.8 million due to increased demand from the petroleum industry for the segment's industrial products.

Revenues for this segment's electrical products increased 40% to $46.5 million for fiscal 2001 as compared to $33.2 million in fiscal 2000. Approximately 27% or $3.6 million of the increase is due to inclusion of a full year's operations of the segment's acquisition made in fiscal 2000. The remainder of the $9.7 million increase, or 73%, was due to increased demand for the segment's electrical systems that are provided to the power generation industry. These products continue to benefit from the deregulation of the power industry and growing need for reliable supplies of electricity throughout the United States. The Company's recent plant expansions over the past two years have enabled it to capture more market share through increased capacity. Excluding the fiscal 2000 acquisition, revenues from the sales of electrical products improved by 34% over the prior year.

Revenues for this segment's industrial products increased 22% to $22.4 million for fiscal 2001 as compared to $18.3 million in fiscal 2000. The growth is due to increased demand for the industrial products in the petroleum markets served. Revenues for the segment's industrial products were also aided by a full year of business for its two new products for the automotive industry and the retail lighting markets. Revenues for these two products increased to $1.9 million for the current year versus $545,000 in the prior year, a 244% increase.

The Company's Galvanizing Services Segment, which is made up of eleven hot dip galvanizing facilities, generated record revenues of $52.5 million, a 28% increase over the prior year's revenues of $41.1 million. The acquisition of the Company's eleventh galvanizing facility on January 31, 2000 added an additional $8.1 million in revenue for fiscal 2001. Revenues for the Galvanizing Services Segment excluding the prior year acquisition were $44.4 million in the current fiscal year as compared to $40.4 million in the prior fiscal year, a 10% increase. This improvement was associated with higher volumes due to increased demand for galvanized products from pole and tower manufacturers as well as other areas of the telecommunications industry.

Operating Income

The Company's consolidated operating income (see note 12 to Notes to Consolidated Financial Statements) increased 27% to $20.9 million in fiscal 2001 as compared to $16.5 million in fiscal 2000. The Company's increased operating income for fiscal 2001 is the result of increased revenues in both segments of the Company's business. Consolidated operating margins were 17.2% for fiscal 2001 compared to 17.9% in fiscal 2000 as a result of declining operating margins in the Galvanizing Services Segment.

In the Electrical and Industrial Products Segment, operating income for fiscal 2001 increased to $11.2 million, up 61% from $7 million in fiscal 2000. Operating margin in this segment improved for fiscal 2001 to 16.3%, a 20% increase from the prior year's operating margin of 13.6%.

Operating income for this segment's electrical products increased 45% to $7.7 million for fiscal 2001 as compared to $5.3 million in fiscal 2000. The acquisition made on September 1, 1999 contributed operating income of $1 million for fiscal 2001 as compared to $227,000 for fiscal 2000. Approximately $1.6 million of the increased operating income is due to the increased demand for the segments electrical systems. Margins for electrical products were 16.6% for the current fiscal year compared to 16% in the prior fiscal year. Improved margins were a result of increased operating efficiencies associated with higher volumes.

Operating income for this segment's industrial product sales increased 108% to $3.5 million for fiscal 2001 as compared to $1.7 million for fiscal 2000. The increase in operating income for these products is due to higher revenues and improved margins. This group's operating income also benefited from the increased demand for the two new products first offered in fiscal 2000. The new products serve the retail lighting market and automotive industry, contributing $28,000 and $290,000, respectively, to operating income. Operating margins improved to 15.8% for fiscal 2001 as compared to 9.3% for fiscal 2000 a 70% increase. The improved margins were a result of increased volumes allowing for improved efficiencies due to an upturn in the petroleum market, one of the markets served by these products.

In the Galvanizing Services Segment, operating income increased 2% to $9.7 million for fiscal 2001 from $9.5 million for the prior year. The acquisition of the Company's eleventh galvanizing facility made on January 31, 2000 had a positive impact on operating income for fiscal 2001 in the amount of $496,000 as compared to a loss of $53,000 for the one month of operation in fiscal 2000. The increase in operating income from the acquisition was offset by increased operating costs in the other ten facilities. Operating margins for the existing ten facilities prior to the acquisition decreased to 20.6% in the current fiscal year as compared to 23.7% the prior fiscal year. The reduced margins were caused by higher zinc and utility cost. Zinc costs for this segment increased 10% for the fiscal 2001 year as compared to fiscal 2000. Net utility costs were up approximately 42% for fiscal 2001 as compared with the prior year. The increase in utility cost is a result of increased production as well as increased prices for natural gas.

General Corporate Expenses

General corporate expenses for fiscal 2001 were $5.2 million, up 21% from fiscal 2000. As a percent of sales, general corporate expenses were 4.3% for fiscal 2001 compared to 4.6% in the prior year.

Interest expense for fiscal 2001 was $2.3 million, up 39% or $658,000 from fiscal 2000. This increase was due to larger average outstanding loan balances during fiscal 2001 associated with the acquisitions made during the second half of fiscal 2000.

Other income and expense consists of scrap sales and other (income) expense items not specifically identifiable to a segment.

Provision for Income Taxes

The provision for income taxes reflects an effective tax rate of 37.7% for fiscal 2001 and 37.5% for fiscal 2000. The increase in the effective tax rate is from an increase in non-deductible goodwill associated with the acquisition of the Company's eleventh galvanizing facility in fiscal 2000.

Year ended February 29, 2000 (2000) compared with year ended February 28, 1999
(1999)

Revenues

The Company's consolidated net revenues for fiscal 2000 grew by $11.6 million or 14% over the prior year.

The Electrical and Industrial Products Segment recorded revenues for fiscal 2000 of $51.5 million an increase of 11% over fiscal 1999 results of $46.4 million. These results were aided by the inclusion of six months of operations associated with an acquisition made on September 1, 1999. The acquisition added revenue of $4.6 million for its six months of operations for fiscal 2000. The Electrical and Industrial Products Segment ended fiscal 2000 with a backlog of $31.2 million, up 71% from the prior years backlog of $18.2 million. The backlog increased for both electrical and industrial products for the segment. The largest increase came from electrical products with an increase of 69% or $11.3 million to close the year with a backlog of $27.5 million. The acquisition contributed $2.3 million to the ending backlog while the Company's existing electrical products contributed $9 million of the increase. The existing electrical products before the acquisition all benefited from increased domestic demand of these products due to the deregulation of the power industries and the need for more power plants in order to meet increasing demand for reliable electricity. The backlog for industrial products increased 89% or $1.7 million for fiscal 2000 to end the year with a backlog $3.7 million. The industrial products backlog increased due to higher demand for these products associated with the upturn of the petroleum market during the last quarter of fiscal 2000.

Revenues for this segment's electrical products increased 40% to $33.2 million for fiscal 2000 as compared to $23.8 million in fiscal 1999. Approximately 50% or $4.6 million of the increase is due to the added capacity associated with the segment's fiscal 2000 acquisition. The remaining 50% or $4.8 million of the increase is due to increased demand for the segments electrical systems that are provided to the power generation industry. Increased demand of these products continued in fiscal 2000 due to the deregulation of the power industry and the increased demand for reliable electricity. The Company completed the expansion of an electrical products facility during the first quarter of fiscal 2000, which increased capacity and allowed the company to capitalize on the dynamic power industry market. Revenues increased for the electrical products excluding the fiscal 2000 acquisition by 20% over the prior year.

Revenues for industrial products of the Electrical and Industrial Products Segment decreased 19% to $18.3 million for fiscal 2000 as compared to $22.6 million in fiscal 1999. The decrease in revenues is from the continued implementation of a diversification strategy to eliminate low margin products and replace them with higher margin products. Fiscal 1999 revenues were higher due to the liquidation of inventory as part of the implementation of the Company's diversification strategy. Also as part of this strategy, a new product for this group was introduced in the last quarter of fiscal 2000 to serve the automotive industry.

The Company's Galvanizing Services Segment, which is made up of eleven hot dip galvanizing facilities, generated revenues of $41.1 million, a 19% increase over the prior year's revenues of $34.5 million. The increase was due to increased volumes from increased customer demand for the Company's galvanizing services. The acquisition of the Company's eleventh galvanizing facility on January 31, 2000 had little impact on fiscal 2000. The Galvanizing Services Segment also benefited from the overall expansion of the domestic economy.

Operating Income

The Company's consolidated operating income (see note 12 to Notes to Consolidated Financial Statements) increased $4.7 million or 39% for fiscal 2000. The improved operating results for fiscal 2000 were a direct result of increased volumes and expanding margins in both segments of Company's businesses.

In the Electrical and Industrial Products Segment, operating income for fiscal 2000 increased to $7 million up 60% from $4.4 million in fiscal 1999. Operating margin in this segment improved for fiscal 2000 to 14%, a 45% increase from the prior years operating margin of 9%.

Operating income for this segment's electrical products increased 89% to $5.3 million for fiscal 2000 as compared to $2.8 million in fiscal 1999. Margins improved 36% to 16% for fiscal 2000 as compared to 12% in the prior year. The acquisition on September 1, 1999 contributed $227,000 of operating income for the six months of fiscal 2000. The existing electrical products from this group produced improved operating margins of 18% due to a market shift from foreign demand in fiscal 1999 to domestic demand in fiscal 2000. The domestic market during fiscal 2000 was very dynamic due to deregulation of the power industry, which resulted in favorable pricing in the domestic market versus the foreign markets primarily served in fiscal 1999, which were very competitive due to the turmoil in the Asian and Latin American markets. The products of this group also recorded improved margins as a result of operational efficiencies associated with a recent plant expansion at one of its facilities.

Operating income for this segment's industrial products increased 8% to $1.7 million for fiscal 2000 as compared to $1.6 million for fiscal 1999. Operating margin for this product group improved 35% to 9% for fiscal 2000 as compared to 7% in fiscal 1999. The liquidation of inventories had a negative effect on operating margins for fiscal 1999. In fiscal 2000, the Company continued a diversification strategy, which eliminated low margin products in order to concentrate on higher margin products and the introduction of a new product for the automotive industry. The new product had very little impact on fiscal 2000.

In the Galvanizing Services Segment, operating income increased 27% to $9.5 million for fiscal 2000 from $7.5 million for the prior year. Operating margin improved to 23.2% for fiscal 2000 from 21.6% in fiscal 1999. Operations benefited from stable zinc costs, improved volumes, and a continued overall expansion of the domestic economy. The acquisition of the Company's eleventh galvanizing facility on January 31, 2000 had little impact on the operation for fiscal 2000.

General Corporate Expense

General corporate expenses for fiscal 2000 were $4.3 million, up 38% from fiscal 1999. As a percent of sales, general corporate expenses were 4.6% for fiscal 2000 compared to 3.9% in the prior year. This increase was attributed to higher employee benefits and profit sharing expenses as well as higher expenses for professional services primarily associated with acquisitions.

Interest expense for fiscal 2000 was $1.7 million, up 70% or $692,000 from fiscal 1999. This increase was due to larger outstanding loan balances during fiscal 2000 associated with the acquisitions made during fiscal 2000 as well as the repurchase of 1.2 million shares of the Company's common stock in the last quarter of fiscal 1999.

Other income and expense consists of scrap sales and other (income) expense items not specifically identifiable to a segment.

Provision For Income Taxes

The provision for income taxes reflects an effective tax rate of 37.5% for both fiscal 2000 and fiscal 1999.

Liquidity and Capital Resources

The Company has historically met its liquidity and capital resource needs through a combination of cash flows from operating activities and bank borrowings. The Company's cash requirements are generally for operating activities, acquisitions, capital improvements, debt repayment and dividend payments. The Company believes that working capital, borrowing capabilities, and the funds generated from operations should be sufficient to finance anticipated operational requirements, internal growth, and possible future acquisitions.

The Company's operating activities generated cash flows of approximately $12.4 million, $13.8 million, and $8.8 million during fiscal 2001, 2000, and 1999, respectively. Cash flows provided by operations in fiscal 2001 included net income in the amount of $8.2 million, depreciation and amortization in the amount of $5.8 million, and net changes in operating assets and liabilities and other decreased cash flows from operations by $1.6 million.

Through the use of cash flows and bank debt, the Company made $5.1 million in capital improvements. The breakdown of capital spending by segment can be found in Note 12 of Notes To Consolidated Financial Statements. Other major uses of cash during fiscal 2001 included the repayment of long-term debt in the amount of $8.2 million and payment of cash dividends in the amount of $771,000.

The Company has a credit facility with a bank that provides for a $20 million revolving line of credit, a $10 million term note, and a $17.5 million term note. At the end of fiscal 2001, the Company had $5.8 million outstanding under the revolving line of credit and $21.4 million outstanding under the two term facilities. At February 28, 2001, the Company has approximately $13.8 million available under the revolving credit facility. The Company utilizes interest rate swap agreements to protect against volatile interest rates. At the end of fiscal 2001, the Company had in place interest rate swaps agreements covering $15.7 million of term debt. The Company entered into the first interest rate swap in February 1999 covering $10 million of term interest for the term of the obligation. On April 2000, the Company entered into a second interest rate swap covering $10 million of the $17.5 million term note for the period from April 2000 to April 2002. More information regarding interest rate swaps can be found in Notes to Consolidated Financial Statements.

The Company's current ratio was 1.88 to 1 at the end of fiscal 2001, and shareholders' equity grew 31% during fiscal 2001 to $43 million ($8.87 per share). Long-term debt as a percent of shareholders' equity was 53% for the current year compared to 94% in the prior year.

Inflation has not had a significant impact on the Company's operations in recent years; however, the Company attempts to recover any cost increases through improvements to its manufacturing processes and through increases in price where competitively feasible.

Forward Looking Statements

This Report contains, and from time to time the Company or certain of its representatives may make, "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as "anticipate," "expect," "estimate," "intend," "should," "may," "believe," and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company's control. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to, many of the matters described in this Report: change in demand, prices and raw material cost, including zinc which is used in the hot dip galvanizing process; changes in the economic conditions of the various markets the Company serves, foreign and domestic, including the market price for oil and natural gas; acquisition opportunities, adequacy of financing, and availability of experienced management employees to implement the Company's growth strategy; and customer demand and response to products and Galvanizing Services offered by the Company. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk relating to the Company's operations results primarily from changes in interest rates and commodity prices. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes and is not a party to any leveraged derivatives.

The Company manages its exposures to changes in interest rates by optimizing the use of variable and fixed rate debt. The Company had approximately $11.5 million of variable rate borrowings at February 28, 2001. In February 1999 and April 2000 the Company entered into interest rate protection agreements with its lender to modify the interest characteristics on a total of approximately $15.7 million of long-term debt from a variable rate to a fixed rate. The Company believes it has adequately protected itself from increased cost under its financial arrangements.

The Company manages its exposures to commodity prices, primarily zinc used in its Galvanizing Services Segment, by utilizing contracts with its zinc suppliers that include protective caps to guard against rising commodity prices. Management believes these contractual agreements ensure adequate supplies and guard against exposure to commodity price swings.

The Company does not believe that a hypothetical change of 10% of the interest rate currently in effect or a change of 10% of commodity prices would have a significantly adverse effect on the Company's results of operations, financial position, or cash flows.

Item 8.   Financial Statements and Supplementary Data

The Report of Independent Public Accountants, Financial Statements and Notes to Financial Statements follow.


Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Shareholders
AZZ incorporated

We have audited the accompanying consolidated balance sheets of AZZ incorporated as of February 28, 2001 and February 29, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AZZ incorporated at February 28, 2001 and February 29, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                       /s/ Ernst & Young LLP

Fort Worth, Texas
March 30, 2001

--------------------------------------------------------------------------------
AZZ incorporated. CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

February 28, 2001 and February 29, 2000

Assets                                                                            2001                     2000
------                                                                      ----------------         ----------------
Current assets:
   Cash and cash equivalents                                                    $  1,446,502             $  1,328,139
   Accounts receivable, net of allowance for doubtful accounts of
     $649,000 in 2001 and $587,000 in 2000                                        21,576,988               19,571,111
   Inventories                                                                    13,379,371               12,553,318
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                         2,432,765                  487,235
   Deferred income taxes                                                             789,247                  635,673
   Prepaid expenses and other                                                        416,710                  382,047
                                                                            ----------------         ----------------
       Total current assets                                                       40,041,583               34,957,523

Long-term investments                                                                      -                  200,000

Property, plant, and equipment, at cost:
  Land                                                                             2,027,431                2,027,431
  Buildings and structures                                                        21,495,459               18,923,650
  Machinery and equipment                                                         24,294,097               22,424,399
  Furniture and fixtures                                                           2,446,544                2,173,714
  Automotive equipment                                                             1,556,787                1,620,329
  Construction in progress                                                           819,950                1,072,380
                                                                            ----------------         ----------------
                                                                                  52,640,268               48,241,903
  Less accumulated depreciation                                                  (23,889,839)             (19,971,944)
                                                                            ----------------         ----------------
       Net property, plant, and equipment                                         28,750,429               28,269,959

Costs in excess of fair value of net assets purchased, less
  accumulated amortization of $4,139,000 in 2001 and
  $2,838,000 in 2000                                                              19,120,158               20,792,683
Other assets                                                                         455,475                  583,576
                                                                            ----------------         ----------------

                                                                                $ 88,367,645             $ 84,803,741
                                                                            ================         ================

See accompanying notes.

--------------------------------------------------------------------------------
AZZ incorporated. CONSOLIDATED BALANCE SHEETS (Continued)
--------------------------------------------------------------------------------

February 28, 2001 and February 29, 2000

Liabilities and Shareholders' Equity                                             2001                     2000
------------------------------------                                      ------------------       ------------------
Current liabilities:
  Accounts payable                                                              $  9,221,135             $  7,302,699
  Income tax payable                                                                 213,507                  229,399
  Accrued salaries and wages                                                       2,515,380                1,879,761
  Other accrued liabilities                                                        4,954,209                5,644,222
  Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                            60,093                  405,435
  Long-term debt due within one year                                               4,345,284                4,367,731
                                                                          ------------------       ------------------
        Total current liabilities                                                 21,309,608               19,829,247

Long-term debt due after one year                                                 22,947,087               31,075,272

Deferred income taxes                                                                730,941                  878,500

Shareholders' equity:
  Common stock, $1 par value; 25,000,000 shares authorized;
     6,304,580 shares issued at Feb. 28, 2001 and Feb. 29, 2000                    6,304,580                6,304,580
  Capital in excess of par value                                                  11,777,305               11,113,565
  Retained earnings                                                               37,731,715               29,559,646
  Less common stock held in treasury, at cost (1,336,343 shares
     in 2001 and 1,503,024 shares in 2000)                                       (12,433,591)             (13,957,069)
                                                                          ------------------       ------------------
        Total shareholders' equity                                                43,380,009               33,020,722
                                                                          ------------------       ------------------

                                                                                $ 88,367,645             $ 84,803,741
                                                                          ==================       ==================

See accompanying notes.

--------------------------------------------------------------------------------
 AZZ incorporated. CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

                                                              2001                    2000                      1999
                                                          ------------             -----------               -----------
Net sales                                                 $121,405,601             $92,544,434               $80,922,415
Costs and expenses:
  Cost of sales                                             90,674,069              68,030,479                62,525,479
  Selling, general, and administrative                      15,187,907              12,307,958                 9,709,627
  Net (gain) loss on sale of property, plant and
   equipment                                                    11,015                 (44,851)                   (2,161)
  Interest expense                                           2,331,515               1,674,434                   982,275
  Other (income) expense, net                                   73,865                  27,229                   (93,200)
                                                          ------------                                       -----------
                                                           108,278,371              81,995,249                73,122,020
                                                          ------------             -----------               -----------

Income before income taxes                                  13,127,230              10,549,185                 7,800,395

Income tax expense                                           4,955,161               3,955,945                 2,926,000
                                                          ------------             -----------               -----------

  Net income                                              $  8,172,069             $ 6,593,240               $ 4,874,395
                                                          ============             ===========               ===========

Earnings per common share:
  Basic                                                   $       1.67                    1.39               $       .87
                                                          ============             ===========               ===========
  Diluted                                                 $       1.63                    1.38               $       .86
                                                          ============             ===========               ===========


See accompanying notes.

--------------------------------------------------------------------------------
 AZZ incorporated CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

                                            Common stock                 Capital in
                                    ----------------------------
                                                                          excess of              Retained              Treasury
                                      Shares           Amount             par value              earnings                stock
                                    ----------       -----------         ------------          ------------          -------------
Balance at February 28, 1998         6,304,580        $6,304,580         $ 11,402,961          $ 19,429,451          $  (2,817,212)
  Exercise of stock options                  -                 -               19,575                     -                 98,364
  Purchase of treasury stock
    (1,200,030 shares)                       -                 -                    -                     -            (11,859,792)

  Cash dividends declared                    -                 -                    -              (566,872)                     -
  Net income                                 -                 -                    -             4,874,395                      -
                                    ----------       -----------         ------------          ------------          -------------

Balance at February 28, 1999         6,304,580         6,304,580           11,422,536            23,736,974            (14,578,640)
  Exercise of stock options                  -                 -             (308,971)                    -                621,571
  Cash dividends declared                    -                 -                    -              (770,568)                     -
  Net income                                 -                 -                    -             6,593,240                      -
                                    ----------       -----------         ------------          ------------          -------------

Balance at February 29, 2000         6,304,580         6,304,580           11,113,565            29,559,646            (13,957,069)
  Exercise of stock options                  -                 -               48,409                     -              1,485,646
  Purchase of treasury stock
    (3,166 shares)                                                                                                         (55,108)
  Stock Compensation                                                          207,170                                       92,940
  Income tax benefit from stock
    option deductions                                                         408,161

  Net income                                 -                 -                    -             8,172,069                      -
                                    ----------       -----------         ------------          ------------          -------------
Balance at February 28, 2001         6,304,580       $ 6,304,580         $ 11,777,305          $ 37,731,715          $ (12,433,591)
                                    ==========       ===========         ============          ============          =============


See accompanying notes.

--------------------------------------------------------------------------------
AZZ incorporated CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

                                                                      2001                2000               1999
                                                               ------------------------------------------------------
Cash flows from operating activities:
  Net income                                                       $ 8,172,069        $  6,593,240        $ 4,874,395
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                    4,520,179           3,711,319          3,014,359
     Amortization                                                    1,317,675           1,059,046            615,891
     Non-cash stock compensation expense                               300,110                   -                  -
     Provision for doubtful accounts                                   280,721             298,487            132,107
     Deferred income tax benefit                                      (301,133)           (380,599)           (79,306)
     Net (gain) loss on sale of property, plant and
      equipment                                                         11,015             (44,851)            (2,161)


     Effects of changes in operating assets and
      liabilities, net of acquisition of subsidiaries:
         Accounts receivable                                        (1,914,984)         (4,171,042)          (529,056)
         Inventories                                                  (826,053)            285,279          3,037,378
         Prepaid expenses and other                                    (34,663)             15,520            (72,440)
         Other assets                                                  111,337            (121,852)           (29,497)
         Net change in billings related to costs and
          estimated earnings on uncompleted contracts               (2,290,872)          1,811,061                  -
         Accounts payable                                            1,918,436           2,565,852         (1,485,953)
         Accrued salaries and wages                                    635,619             689,537           (182,535)
         Other accrued liabilities and income taxes                    472,824           1,522,436           (519,334)
                                                               ------------------------------------------------------

     Net cash provided by operating activities                      12,372,280          13,833,433          8,773,848

Cash flows from investing activities:
  Proceeds from the sale of property, plant and equipment               86,870             252,429            168,854
  Purchases of property, plant and equipment                        (5,098,534)         (4,152,446)        (6,992,063)
  Acquisition of subsidiaries, net of cash acquired                          -         (21,133,219)            (5,528)
  Proceeds from the sale of long-term investments                      200,000                   -            100,000
                                                               ------------------------------------------------------

     Net cash used in investing activities                          (4,811,664)        (25,033,236)        (6,728,737)

--------------------------------------------------------------------------------
AZZ incorporated CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
--------------------------------------------------------------------------------

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

                                                                      2001                 2000                 1999
                                                          --------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from revolving loan                                       6,750,000           12,147,000           12,200,000
  Proceeds from long-term debt                                               -           17,500,000           10,000,000
  Payments on revolving loan                                       (10,500,000)         (10,397,000)         (10,000,000)
  Payments on long-term debt                                        (4,400,632)          (7,267,969)          (1,875,715)
  Cash dividends paid                                                 (770,568)            (566,872)            (593,272)
  Proceeds from exercise of stock options                            1,534,055              312,600              117,939
  Purchase of treasury stock                                           (55,108)                   -          (11,859,792)
                                                          --------------------------------------------------------------

     Net cash (used in) provided by financing activities            (7,442,253)          11,727,759           (2,010,840)
                                                          --------------------------------------------------------------

     Net increase in cash and cash equivalents                         118,363              527,956               34,271

Cash and cash equivalents at beginning of year                       1,328,139              800,183              765,912
                                                          --------------------------------------------------------------

Cash and cash equivalents at end of year                          $  1,446,502         $  1,328,139       $      800,183
                                                          ==============================================================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
   Interest                                                       $  2,528,254         $  1,567,453       $      940,588
   Income taxes                                                   $  4,797,461         $  4,041,852       $    2,910,713

See accompanying notes.

                  Notes To Consolidated Financial Statements

1.   Summary of significant accounting policies

     Organization--AZZ incorporated (the "Company") operates primarily in the
     ------------
     United States. Information about the Company's operations by segment is included in Note 12 to the consolidated financial statements.

     Basis of consolidation--The consolidated financial statements include the
     ----------------------
     accounts of AZZ incorporated and its wholly-owned subsidiaries and partnerships. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

     Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company's diversity by virtue of two operating segments, the number of customers, and the absence of a concentration of trade accounts receivable in a small number of customers. The Company's net credit losses in 2001, 2000, and 1999 were approximately $219,000, $168,000, and $127,000, respectively. Collateral is usually not required from customers as a condition of sale.

     Revenue recognition--The Company recognizes revenue for the Galvanizing
     -------------------
     Services segment upon shipment of product, FOB shipping point. Revenue for the Electrical and Industrial Products segment is recognized upon shipment of product, FOB shipping point, or based upon the percentage-of-completion method of accounting as contract services are performed. The extent of progress for revenue recognized using the percentage-of-completion method is measured by the ratio of contract costs incurred to date to estimated total contract costs at completion. Costs and estimated earnings in excess of related billings on uncompleted contracts are recorded as current assets and billings in excess of costs and estimated earnings on uncompleted contracts are recorded as current liabilities.

     Contract costs include all direct material and labor, and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are anticipated.

     Cash and cash equivalents--For purposes of reporting cash flows, cash and
     -------------------------
     cash equivalents include cash on hand, deposits with banks and all highly liquid investments with an original maturity of three months or less.

     Inventories--Inventories are stated at the lower of cost or market. Cost is
     -----------
     determined principally using a weighted-average method for the Electrical and Industrial Products segment and first-in-first-out (FIFO) method for the Galvanizing Services segment.

                  Notes to Consolidated Financial Statements

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

     Intangible assets and costs in excess of fair value of assets acquired
     ----------------------------------------------------------------------
     ("goodwill")--Intangible assets include purchased intangibles primarily
     ------------
     comprised of customer lists and non-compete agreements. Such intangible assets and goodwill are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 5 to 40 years.

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

     Financial Instruments--The Company's financial instruments consist of cash
     ---------------------
     and cash equivalents, accounts receivables, and long-term debt. The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

     Interest rates on the majority of the Company's borrowings float with prevailing market rates; therefore, the fair value of such debt approximates carrying value at February 28, 2001 and February 29, 2000. The Company utilizes interest rate swaps to manage variable interest rate risk associated with portions of its long-term debt. The fair value of interest rate swap agreements is based on quotes obtained from financial institutions. Information about the Company's swap agreements is included in Note 10 to the consolidated financial statements.

     Derivative Financial Instruments - From time to time, the Company uses
     --------------------------------
     derivatives to manage interest rate risk. The Company's policy is to use derivatives for risk management purposes only, which includes maintaining the ratio between the Company's fixed and floating rate debt obligations that management deems appropriate, and prohibits entering into such contracts for trading purposes. The Company enters into derivatives only with counterparties (primarily financial institutions) which have substantial financial wherewithal to minimize credit risk. The amount of gains or losses from the use of derivative financial instruments has not been and is not expected to be material to the Company's financial statements.

     New Accounting Pronouncements
     -----------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative and Hedging Activities," which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of FASB Statement 133)," (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company will adopt SFAS 133 in its quarter ending May 31, 2001. The Company has evaluated its derivative instruments, consisting solely of two interest rate protection agreements, and believes these instruments will qualify for hedge accounting pursuant to SFAS 133.


2.   Inventories

     Inventories consist of the following:

                                                                         2001          2000
                                                                      ----------   ----------
                                                                          (In thousands)
           Raw materials                                              $    9,307     $  8,923
           Work-in-process                                                 2,562        2,198
           Finished goods                                                  1,510        1,432
                                                                      ----------   ----------
                                                                      $   13,379     $ 12,553
                                                                      ==========   ==========

3.   Costs and Estimated Earnings on Uncompleted Contracts

     Costs and estimated earnings on uncompleted contracts at February 28, 2001 and February 29, 2000 consist of the following:

                                                                          2001        2000
                                                                      ----------   ----------
                                                                           (In thousands)
           Costs incurred on uncompleted contracts                      $ 13,568    $  11,259
           Estimated earnings                                              7,214        3,676
                                                                      ----------   ----------
                                                                          20,782       14,935
           Less billings to date                                          18,409       14,853
                                                                      ----------   ----------
                                                                        $  2,373    $      82
                                                                      ==========   ==========



     The amounts noted above are included in the accompanying balance sheet under the following captions:

                                                                         2001         2000
                                                                      ----------   ----------
                                                                           (In thousands)
           Cost and estimated earnings in excess of billings
               on uncompleted contracts                                 $  2,433    $   487
           Billings in excess of costs and estimated earnings
               on uncompleted contracts                                      (60)      (405)
                                                                      ----------   ----------
                                                                        $  2,373         82
                                                                      ----------   ----------

4.   Other accrued liabilities

     Other accrued liabilities consist of the following:

                                                             2001       2000
                                                           -------    --------
                                                              (In thousands)

           Accrued warranty                                $ 1,253    $  1,409
           Accrued common stock dividend                         -         771
           Accrued profit sharing                              953       1,050
           Other                                             2,748       2,414
                                                           -------    --------
                                                           $ 4,954    $  5,644
                                                           =======    ========

5.   Long-term investments

     The Company's long-term investments at February 29, 2000 represented investments in tax-free municipal bonds and carried interest at rates ranging from 5.1% to 5.5%. The investments were purchased to secure the Company's outstanding letters of credit with a bank. The long-term investments were sold during fiscal year 2001.

6.   Employee benefit plans

     The Company has a trusted profit sharing plan covering substantially all of its employees. Under the provisions of the plan, the Company contributes amounts as authorized by the Board of Directors. Contributions to the profit sharing plan amounted to $1,328,000 for 2001, $1,050,000 for 2000, and $784,000 for 1999. During the fiscal year ended 2001, a 401(K) provision was added to the profit sharing plan with a Company matching feature, which accounted for $375,000 of the $1,328,000 contribution.

7.   Income taxes

     Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income tax asset (liability) are as follows:


                                                             2001       2000
                                                           -------    --------
                                                             (In thousands)
  Deferred tax liabilities:
      Depreciation methods and property basis differences  $(  903)   $(1,160)
      Other assets                                              98)    (  181)
                                                           -------    --------
        Total deferred income tax liabilities               (1,001)    (1,341)

  Deferred tax assets:
      Employee related items                                   280        247
      Reserve for inventory                                    211        201
      Reserve for warranty                                     152        205
      Reserve for doubtful accounts                            216        214
      Other                                                    200        231
                                                           -------    --------
        Total deferred tax assets                            1,059      1,098
                                                           -------    --------
        Net deferred tax asset (liability)                 $    58    $  (243)
                                                           =======    ========

     The provision for income taxes consists of:

                                                 2001       2000       1999
                                                ------     ------     ------
                                                       (In thousands)
             Federal:
                Current                         $4,634      $3,835     $2,679
                Deferred                          (271)       (345)       (72)
             State:
                Current                            622         502        326
                Deferred                           (30)        (36)        (7)
                                                ------      ------     ------
                                                $4,955      $3,956     $2,926
                                                ======      ======     ======


     A reconciliation from the federal statutory tax rate to the effective tax is as follows:

                                                                     2001      2000      1999
                                                                    ------    ------    ------
             Statutory tax rate                                       34.0%     34.0%     34.0%
             Expenses not deductible for tax purposes                  1.6       0.7       1.3
             State income taxes, net of federal income tax benefit     2.7       3.1       2.8
             Other                                                    (0.6)     (0.3)     (0.6)
                                                                    ------    ------    ------
             Effective tax rate                                       37.7%     37.5%     37.5%
                                                                    ======    ======    ======

8.   Earnings per share

     Basic earnings per share is based on the weighted average number of shares outstanding during the year. Diluted earnings per share were similarly computed but have been adjusted for the dilutive effect of the weighted-average number of stock options outstanding. Cash dividends paid per share were $.16, $.12 and $.10 in 2001, 2000 and 1999, respectively.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              2001                2000               1999
                                                           ----------          ----------         ----------
                                                          (In thousands, except share and per share amounts)
             Numerator:
                Net income for basic and diluted
                    earnings per common share              $    8,172          $    6,593         $    4,874
                                                           ==========          ==========         ==========

             Denominator:
                Denominator for basic earnings per
                    common share - weighted-average
                    shares                                  4,891,993           4,753,243          5,614,026


             Effect of dilutive securities:
                Stock options                                 118,187              21,711             37,298
                                                           ----------          ----------         ----------

                Denominator for diluted earnings per
                    common share - adjusted weighted-
                    average shares                          5,010,180           4,774,954          5,651,324
                                                           ==========          ==========         ==========

             Basic earnings per common share                   $ 1.67              $ 1.39             $  .87
                                                               ======              ======             ======

             Diluted earnings per common share                 $ 1.63              $ 1.38             $  .86
                                                               ======              ======             ======

                  Notes To Consolidated Financial Statements

     Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. At the end of fiscal years 2001, 2000, and 1999, there were 0, 229,487, and 248,468 stock options, respectively, outstanding with exercise prices greater than the average market price of common shares.

9.   Stock options and other shareholder matters

     The Company has two Incentive Stock Option Plans for its employees. The maximum number of shares that may be issued under each of the plans is 750,000, and 525,000 shares respectively. At February 28, 2001, options outstanding under these plans amounted to 167,661 of which 161,661 options are vested and exercisable at prices (equal to the market price at the date of grant) ranging from $8.88 to $17.81 per share. Options under these plans vest from immediately upon issuance to ratably over a period of five years and expire at various dates through October 2005. Included in these outstanding options are 2,194 options granted in fiscal 2001 with an exercise price ranging from $10.25 to $17.81, which vest immediately.

     The Company also has three Non-statutory Stock Option Plans for the independent directors of the Company. The maximum number of shares that may be issued under each of the plans is 250,000, 115,762 and 157,500 shares. At February 28, 2001, options granted and outstanding under these plans amounted to 86,500 of which 68,300 options are vested and exercisable at prices ranging from $3.69 to $16.88 per share. Options under these plans vest ratably over a five-year period and expire at various dates through July 2008.

     In February 2000, the Company entered into an agreement with a company to issue 70,000 stock options in exchange for services received and to be received. A majority of these options vest over a period of eighteen months contingent upon the achievement of certain performance measures. As of February 28, 2001, 38,500 options have vested under this plan and the remaining 31,500 unvested options, vest in three separate groups over six months following February 28, 2001 contingent upon the company meeting certain performance goals. During fiscal 2001 the Company recorded expense of $159,000 related to these options. These options expire in February 2005.

     A summary of the Company's stock option activity and related information is as follows:

                                             2001                            2000                          1999
                                  ----------------------------    ---------------------------    --------------------------
                                                   Weighted                       Weighted                      Weighted
                                                   Average                        Average                       Average
                                                   Exercise                       Exercise                      Exercise
                                    Options        Price            Options       Price            Options      Price
                                  ------------     -----------    -----------     -----------    -----------    -----------
   Outstanding at beginning
   of year                          491,985        $ 10.14         369,453        $   9.18           307,073    $   8.90
   Granted                            2,194          17.14         207,561           10.12            80,000       10.84
   Exercised                       (159,847)          9.60         (66,798)           4.68           (12,570)       9.38
   Forfeited                        (10,171)         10.59         (18,231)          10.51            (5,050)      17.74
                                  ------------     -----------    -----------     -----------    -----------    -----------
   Outstanding at end of year       324,161        $ 10.49         491,985        $  10.14           369,453    $   9.18
                                  ============     ===========    ===========     ===========    ===========    ===========

   Exercisable at end of year       268,461        $ 10.44         370,720        $  10.01           304,853    $   8.76
                                  ============     ===========    ===========     ===========    ===========    ===========

   Weighted average fair value
   during the years indicated
   of options granted during
   such year indicated                             $  5.81                        $   3.35                      $   4.80
                                                   ===========                    ===========                   ===========

                  Notes To Consolidated Financial Statements

     The following table summarizes additional information about stock options outstanding at February 28, 2001.

                                  Weighted  Weighted             Weighted
                                   Average  Average     Shares    Average
            Range of        Total Remaining Exercise  Currently  Exercise
         Exercise Prices   Shares   Life     Price   Exercisable   Price
       ------------------------------------------------------------------
         $ 3.69 - $ 4.09    16,000    1.2     $ 3.80      16,000   $ 3.83
         $ 8.88 - $11.13   295,661    4.3     $10.85     244,161   $10.65
         $16.88 - $17.81    12,500    6.4     $17.03       8,300   $17.10

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," requires the disclosure of pro forma net income and income per share of common stock computed as if the Company had accounted for its stock options granted subsequent to February 28, 1995 under the fair value method set forth in SFAS 123. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate ranging from 5.8% to 6.5%, a dividend yield ranging from 1% to 1.25% and a volatility factor ranging from .419 to .498. In addition, the fair value of these options was estimated based on an expected life ranging from 1 1/2 years to 5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the option's vesting period as adjusted for estimated forfeitures. The Company's pro forma income and income per share for fiscal 2001, 2000, and 1999 using the fair value method is as follows:

                                             2001         2000        1999
                                         -------------  --------- -------------
                                         (In thousands except per share amounts)

          Pro forma net income                 $7,999     $6,146     $4,833
          Pro forma earnings per
          common share:
          Basic                                $1.64      $1.30      $.86
          Diluted                              $1.60      $1.29      $.86

     As of February 28, 2001, the Company has approximately 1,868,262 and 16,827,158 shares, respectively, reserved for future issuance under the stock option plans and shareholder rights plan.

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

                  Notes To Consolidated Financial Statements

10.  Long-term debt

     The Company has a credit facility with a bank, which provides a $20 million revolving line of credit, a $17.5 million Term Note A and a $10 million Term Note B.

             Long-term debt consists of the following:                            2001     2000
                                                                                --------  -------
                                                                                  (In thousands)
             Term Note A payable to bank, due in monthly installments of
                $239,726 through February 2006 (interest ranging from
                6.88% to 8.51% on February 28, 2001)                            $14,384   $17,260
             Term Note B payable to bank, due in monthly installments of
                $119,048 through February 2006, (interest at a fixed rate
                of 6.8% for the term of the note)                                 7,023     8,452
             Revolving line of credit with bank, due July 2002 (interest
                ranging from 6.5% to 6.6% on February 28, 2001)                   5,750     9,500
             Industrial Revenue Bonds, due in December 2003, payable in
                monthly installments (interest at 6.35% on February 28, 2001)       135       175
             Other                                                                    -        56
                                                                                -------   -------
                                                                                 27,292    35,443
             Less amount due within one year                                      4,345     4,368
                                                                                -------   -------
                                                                                $22,947   $31,075
                                                                                =======   =======

     The Company's credit facility and industrial revenue bonds are subject to loan agreements which require the Company to comply with various financial covenants including minimum requirements with regard to tangible net worth, funded debt to EBITDA, dividend payments, capital expenditures and cash flows. The Company is in compliance with these covenants as of February 28, 2001. The Company's long-term debt is secured by receivables, inventory, equipment, and fixtures. Under the terms of the credit facility, borrowing's on the revolving line of credit are subject to a borrowing base calculation which is limited to 80% of certain trade accounts receivable and a range of 50% to 60% of certain raw materials and finished good inventories and is reduced by the balance of outstanding letters of credit which may not exceed $2 million at any one time. At February 28, 2001, the Company has approximately $13,790,000 available under the revolving credit facility after deducting $460,000 of outstanding letters of credit.

     In order to reduce interest rate risk, the Company in February 1999 and April 2000 entered into interest rate protection agreements through the bank (the Swap Agreements) to modify the interest characteristics of the $10 million Term Note B and $10 million of the Term Note A, respectively, from a variable rate to a fixed rate. Term Note A Swap Agreement involves the exchange of interest obligations from April 2000 through April 2002 whereby the Company receives a fixed rate of 8.51% in exchange for a variable 30-day LIBOR plus 1.25% (6.88% at February 28,2001), which is the stated interest rate under the Term Note A agreement. Term Note B Swap Agreement involves the exchange of interest obligations over the life of the Term Note B whereby the Company receives a fixed rate of 6.8% in exchange for a variable 30-day LIBOR plus 1.25% (6.88% at February 28, 2001), which is the stated interest rate under the Term Note B agreement. Management intends to hold the Term A and Term B Swap Agreements until their maturities of April 2002 and March 2006, respectively. The Company has incurred no additional interest expense related to these Swap Agreements for the year ended February 28, 2001. The fair value of the Term A and Term B Swap Agreements represent a loss of approximately $(223,000) and $(73,000), respectively, at February 28, 2001.

     Maturities of long-term debt are as follows (in thousands):
                                             2002           $   4,345
                                             2003              10,101
                                             2004               4,355
                                             2005               4,305
                                             2006               4,186
                                                            ---------
                                                            $  27,292
                                                            =========

                  Notes To Consolidated Financial Statements

11. Quarterly financial information, unaudited (in thousands, except per share amounts)

                                                                      Quarters Ended
                                                 May 31,       August 31,      November 30,       February 28,
                                                  2000           2000             2000               2001
                                            --------------  --------------   ----------------   ---------------
        2001
        ----
        Net sales                                $27,944         $30,474            $32,086           $30,902
        Gross profit                               7,200           7,746              7,780             8,006
        Net income                                 1,871           2,052              2,099             2,150
        Basic earnings per common share              .39             .42                .43               .43
        Diluted earnings per common share            .38             .41                .42               .42

                                                                      Quarters Ended
                                                 May 31,       August 31,      November 30,      February 29,
                                                  1999           1999             1999              2000
                                            ---------------  -------------   ----------------  ----------------
        2000
        ----
        Net sales                                 $20,670        $20,986            $24,654           $26,234
        Gross profit                                5,354          5,462              6,806             6,892
        Net income                                  1,411          1,567              1,806             1,809
        Basic earnings per common share               .30            .33                .38               .38
        Diluted earnings per common share             .30            .33                .37               .38

12.  Operating segments

     The Company has two reportable segments as defined by the Financial Accounting Standards Board No. 131, "Disclosures about Segments of an Enterprise and Related Information": (1) Electrical and Industrial Products and (2) Galvanizing Services. The Electrical and Industrial Products segment provides highly engineered specialty components supplied to the power generation transmission, and distribution market as well as products to the industrial market. The Galvanizing Services segment provides hot dip galvanizing services to the steel fabrication industry through facilities located throughout the south and southwest. Hot dip galvanizing is a metallurgical process by which molten zinc is applied to a customer's material. The zinc bonding renders a corrosive resistant coating enhancing the life of the material for up to fifty years.

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

                  Notes To Consolidated Financial Statements

                                                   2001       2000      1999
                                                 --------   --------  --------
                                                         (In thousands)
             Net sales:
             Electrical and Industrial Products  $ 68,859   $51,459   $46,400
             Galvanizing Services                  52,547    41,085    34,522
                                                 --------   -------   -------
                                                 $121,406   $92,544   $80,922
                                                 ========   =======   =======
             Operating income (a):
             Electrical and Industrial Products  $ 11,252   $ 7,004   $ 4,380
             Galvanizing Services                   9,660     9,519     7,474
                                                 --------   -------   -------
                                                   20,912    16,523    11,854

             General corporate expenses             5,178     4,292     3,119
             Interest expense                       2,332     1,674       982
             Other (income) expense, net (b)          275         8       (47)
                                                 --------   -------   -------
                                                    7,785     5,974     4,054
                                                 --------   -------   -------
             Income before income taxes          $ 13,127   $10,549   $ 7,800
                                                 ========   =======   =======
             Depreciation and amortization:
             Electrical and Industrial Products  $  2,137   $ 1,910   $ 1,152
             Galvanizing Services                   3,580     2,745     2,358
             Corporate                                121       115       120
                                                 --------   -------   -------
                                                 $  5,838   $ 4,770   $ 3,630
                                                 ========   =======   =======
             Expenditures for acquisitions, net
             of cash, and property, plant and
             equipment:
             Electrical and Industrial Products  $  1,612   $ 9,508   $ 3,556
             Galvanizing Services                   3,443    15,580     3,312
             Corporate                                 44       198       130
                                                 --------   -------   -------
                                                 $  5,099   $25,286   $ 6,998
                                                 ========   =======   =======
             Total assets:
             Electrical and Industrial Products  $ 46,568   $43,184   $28,994
             Galvanizing Services                  39,343    39,152    27,235
             Corporate                              2,457     2,468     2,170
                                                 --------   -------   -------
                                                 $ 88,368   $84,804   $58,399
                                                 ========   =======   =======

        (a) Operating income consists of net sales less cost of sales, specifically identifiable general and administrative expenses and selling expenses.
        (b) Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expense not specifically identifiable to a segment.

13.     Commitments and contingencies

        Leases

        The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. As of February 28, 2001, the future minimum payments required under these operating leases are summarized as follows:
                                          Operating Leases
                                         ------------------
                                           (In thousands)
                          2002               $   266
                          2003                   275
                          2004                   275
                          2005                   229
                          2006                     -
                                         ---------------
                          Total              $ 1,045
                                         ===============

                  Notes To Consolidated Financial Statements

13.    Commitments and contingencies (continued) - Leases

       Rental expense for real estate and personal property was approximately $1,003,000, $800,000, and $369,000 for the years ended February 28, 2001,
       February 29, 2000 and February 28, 1999, respectively, and includes all short-term as well as long-term rental agreements.

       Litigation and Environmental Contingencies

       The Company is subject to various environmental protection reviews by state and federal government agencies and has been identified as a potential responsible party in certain investigations conducted by these agencies. The Company did not expense any significant amounts related to environmental liabilities in 2001, 2000, or 1999. The ultimate liability, if any, which might result from such reviews or additional clean-up and remediation expenses cannot presently be determined; however, as a result of an internal analysis and prior clean-up efforts, management believes the results will not have a material impact on the Company and that the recorded reserves for estimated losses are adequate.

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

14.    Acquisitions

       In September 1999 and February 2000, the Company purchased CGIT and Westside Galvanizing, respectively. The total purchase price, net of cash acquired, for these two businesses was approximately $13 million and $10.6 million, respectively, and comprised of cash paid of $10.9 million and $9.9 million and liabilities assumed of $2.1 million and $752,000, respectively. The assets purchased were recorded at estimated fair value and the costs in excess of fair value for these acquisitions of approximately $7.3 million and $5.7 million were recorded as goodwill. Pursuant to the provisions of the purchase agreement for CGIT, the Company is to receive from the seller purchase price refunds approximating $371,000 as of February 28, 2001.

       These acquisitions were accounted for under the purchase method of accounting. The excess of costs over fair value for these two acquisitions is being amortized over a period of 15 and 20 years, respectively. Operations applicable to acquired businesses are included in the accompanying Consolidated Statements of Income from their respective dates of acquisitions. The pro forma consolidated results of operations for the year ended February 29, 2000 assuming the acquisitions had been consummated as of March 1, 1999 are as follows:

                                                     (Unaudited)
                                                        2000
                                                   ---------------
                                                   (In thousands)
                      Net Sales                       $104,787
                      Net Income                      $  6,048
                      Earnings per common share:
                      Basic                           $   1.27
                      Diluted                         $   1.27

                                  SCHEDULE II
                               AZZ incorporated


                Valuation and Qualifying Accounts and Reserves
                                (in thousands)

                                                                         Year Ended
                                                         ------------------------------------------
        Allowance for Doubtful Accounts                  February 28,   February 29,   February 28,
                                                             1999           2000           2001
                                                         ------------  -------------  --------------
        Balance at beginning of year                          $   423       $    428       $    587
                Additions charged to income                       132            298            281
                Additions from acquisitions                         0             28              0
                Balances written off, net of recoveries          (127)          (167)          (219)
                                                         ------------  -------------  -------------
        Balance at end of year                                $   428       $    587       $    649
                                                         ============  =============  =============

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

The other information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.


Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.


Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.

                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A.     The following documents are filed as a part of this report.

       1.        Financial Statements

                                                                                    Page
                                                                                    ----
       Report of Independent Auditors                                                 13
       Consolidated Balance Sheets as of February 28, 2001 and February 29, 2000   14-15
       Consolidated Statements of Income for the years ended                          16
           February 28, 2001, February 29, 2000, and February 28, 1999
       Consolidated Statements of Shareholders' Equity for the years ended            17
           February 28, 2001, February 29, 2000, and February 28, 1999
       Consolidated Statements of Cash Flows for the years ended                   18-19
           February 28, 2001, February 29, 2000, and February 28, 1999
       Notes to Consolidated Financial Statements                                  20-30


       2.     Financial Statement Schedules

       Schedule II - Valuation and Qualifying Accounts and Reserves                   31

       Schedules and compliance information other than those referred to above have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

B.     Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the fiscal year ended February 28, 2001.


C.     Exhibits

The following exhibits are filed as a part of this report:

3(1) - Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3(2) - Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3(3) - Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3(4) - Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3(5) - Bylaws of AZZ incorporated as restated through March 27, 2001.*

4 - Form of Stock Certificate for the Company's $1.00 par value Common Stock (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

10(1) - 1986 Incentive Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1986).

10(2) - Change In Control Agreement between Registrant and Mr. L. C. Martin dated March 1, 1986 (incorporated by reference to Exhibit 10e of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28,
1987).

10(3) - Amendment No. 1 dated May 15, 1992 to the Change in Control Agreement dated April 25, 1986 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

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

10(12) - 1999 Independent Director Share Ownership Plan (incorporated by reference to Form S-8 Registration Statement Number 333-31716 filed on March 3,
2000).

10(13) - Business Loan Agreement between Registrant and Bank of America, Texas, N.A., dated June 28, 1996 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

10(14) - First Amendment to Business Loan Agreement between Registrant and Bank of America, Texas, N.A., dated February 12, 1997 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

10(15) - Second Amendment to Business Loan Agreement between Registrant and Bank of America, Texas, N.A., dated October 16, 1997 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

10(16) - Third Amendment to Business Loan Agreement between Registrant and Bank of America, Texas, N.A., dated December 26, 1997 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

10(17) - Fourth Amendment to Business Loan Agreement between Registrant and Bank of America, Texas, N.A., dated August 21, 1998 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

10(18) - Fifth Amendment to Business Loan Agreement between Registrant and Bank of America, Texas, N.A., dated January 14, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

10(19) - Sixth Amendment to Business Loan Agreement between Registrant and Bank of America, Texas, N.A., dated February 3, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

10(20) - Seventh Amendment to Business Loan Agreement between Registrant and Bank of America, Texas, N.A., dated August 26, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

10(21) - Eight Amendment to Business Loan Agreement between Registrant and Bank of America, Texas, N.A., dated January 31, 2000 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

10(22) - 1999 Independent Share Ownership Plan as Approved on January 19, 1999 and As Amended on September 22, 1999.*

10(23) - 2000 Advisory Director Share Ownership Plan as Approved on March 28, 2000.*

11 - Computation of Per Share Earnings (see Note 3 to the Consolidated Condensed Financial Statements)* .

20 (i) - Press Release - Corporate Name Change (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31,
2000).

20 (ii) - Press Release - new Directors (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31,
2000).

21 -     Subsidiaries of Registrant*.

23 -     Consent of Ernst & Young LLP*.

24 -     Power of Attorney*.



*Filed herewith.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AZZ incorporated
                                               (Registrant)


Date: 5/25/2001                       By: /s/ David H. Dingus
      ------------------------------  ------------------------------------------
                                      David H. Dingus, Principal Executive
                                      Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


L. C. Martin*                         /s/ Dana L. Perry
------------------------------------  ------------------------------------------
L. C. Martin, Chairman of the Board   Dana L. Perry, Principal Accounting
                                      Officer, Principal Financial Officer, and
                                      Director


/s/David H. Dingus                    /s/ Sam Rosen
------------------------------------  ------------------------------------------
David H. Dingus, Principal Executive  Sam Rosen, Director
Officer and Director


Daniel R. Feehan*                     R. J. Schumacher*
------------------------------------  ------------------------------------------
Daniel R. Feehan, Director            R. J. Schumacher, Director


Martin C. Bowen*                      Dr. H. Kirk Downey*
------------------------------------  ------------------------------------------
Martin C. Bowen, Director             Dr. H. Kirk Downey, Director


Daniel Berce*                         Kevern R. Joyce*
------------------------------------  ------------------------------------------
Daniel Berce, Director                Kevern R. Joyce, Director


/s/ David H. Dingus
------------------------------------
David H. Dingus, Attorney-in-Fact

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

       3(2) Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

       3(3) Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

       3(4)         Articles of Amendment to the Articles of Incorporation dated
                    July 17, 2000 (incorporated by reference to the Quarterly
                    Report Form 10-Q filed by Registrant for the quarter ended
                    August 31, 2000).

       3(5)         Bylaws of AZZ incorporated as restated through March 27, 2001.*

        4           Form of Stock Certificate for the Company's $1.00 par value
                    Common Stock (incorporated by reference to the Quarterly
                    Report Form 10-Q filed by Registrant for the quarter ended
                    August 31, 2000).

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

      10(3)         Amendment No. 1 dated May 15, 1992 to the Change in Control
                    Agreement dated April 25, 1986 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

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

                                                                                    Sequentially
      Exhibit                              Description                              Numbered Page
      -------                              -----------                              -------------
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

      10(11) Aztec Manufacturing Co. Employee Plan and Trust as amended and restated as of December 1, 1999 (incorporated by reference to Form S-8 Registration Statement Number 333-
                    92377 filed on December 8, 1999).

      10(12) 1999 Independent Director Share Ownership Plan (incorporated by reference to Form S-8 Registration Statement Number 333-
                    31716 filed on March 3, 2000).

      10(13)        Business Loan Agreement between Registrant and Bank of
                    America, Texas, N.A., dated June 28, 1996 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

      10(14)        First Amendment to Business Loan Agreement between
                    Registrant and Bank of America, Texas, N.A., dated February
                    12, 1997 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended
                    February 29, 2000).

      10(15)        Second Amendment to Business Loan Agreement between
                    Registrant and Bank of America, Texas, N.A., dated October
                    16, 1997 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended
                    February 29, 2000).

      10(16)        Third Amendment to Business Loan Agreement between
                    Registrant and Bank of America, Texas, N.A., dated December
                    26, 1997 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended
                    February 29, 2000).

      10(17)        Fourth Amendment to Business Loan Agreement between
                    Registrant and Bank of America, Texas, N.A., dated August
                    21, 1998 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended
                    February 29, 2000).

      10(18)        Fifth Amendment to Business Loan Agreement between
                    Registrant and Bank of America, Texas, N.A., dated January
                    14, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended
                    February 29, 2000).

      10(19)        Sixth Amendment to Business Loan Agreement between
                    Registrant and Bank of America, Texas, N.A., dated February
                    3, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended
                    February 29, 2000).

                                                                                    Sequentially
      Exhibit                              Description                              Numbered Page
      -------                              -----------                              -------------
      10 (20)       Seventh Amendment to Business Loan Agreement between
                    Registrant and Bank of America, Texas, N.A., dated August
                    26, 1999 (incorporated by reference to the Annual Report on
                    Form 10-K filed by Registrant for the fiscal year ended
                    February 29, 2000).

      10 (21)       Eight Amendment to Business Loan Agreement between
                    Registrant and Bank of America, Texas, N.A., dated January
                    31, 2000 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended
                    February 29, 2000).

      10 (22)       1999 Independent Share Ownership Plan as Approved on January
                    19, 1999 and As Amended on September 22, 1999.*

      10 (23)       2000 Advisory Director Share Ownership Plan as Approved on
                    March 28, 2000.*

        11          Computation of Per Share Earnings (see Note 3 to the
                    Consolidated Condensed Financial Statements)*.

      20 (i) Press Release - Corporate Name Change (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

      20 (ii) Press Release - new Directors (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

        21          Subsidiaries of Registrant.*

        23          Consent of Ernst & Young LLP.*

        24          Power of Attorney.*


________________
*Filed herewith