Form 10-Q
period 2001-03-31
AZZ INC
filed 2001-07-13
CIK 8947

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended: May 31, 2001

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _________________ to____________________



                         Commission File Number 1-12777
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

                             YES   X      NO _____
                                 -----

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                  Outstanding at May 31, 2001

 Common Stock, $1.00 Par Value                             5,036,135
 -----------------------------                             ---------
              Class                                    Number of Shares

                               AZZ incorporated

                                     INDEX
                                     -----

PART I.  Financial Information                                         Page No.
         ---------------------                                         --------

 Item 1. Financial Statements

            Consolidated Condensed Balance Sheets at
              May 31, 2001 and February 28, 2001                             3

            Consolidated Condensed Statements of Income for the
              Periods Ended May 31, 2001 and May 31, 2000                    4

            Consolidated Condensed Statements of Cash Flow for the
              Periods Ended May 31, 2001 and May 31, 2000                    5

            Notes to Consolidated Condensed Financial
              Statements                                                   6-8

 Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8-10


PART II. Other Information
         -----------------

 Item 4. Submissions of Matters to a Vote of Security Holders               10

 Item 6. Exhibits and Reports on Form 8-K                                   11



SIGNATURES                                                                  11

                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS

                               AZZ incorporated
                     Consolidated Condensed Balance Sheet

                                                                                05/31/01            02/28/01
ASSETS                                                                         UNAUDITED            AUDITED
------                                                                       -------------        -------------
CURRENT ASSETS
           CASH AND CASH EQUIVALENTS                                           $1,084,816           $1,446,502
           ACCOUNTS RECEIVABLE(NET OF ALLOWANCE)                               22,916,871           21,576,988
           INVENTORIES
                RAW MATERIAL                                                    9,085,459            9,307,210
                WORK-IN-PROCESS                                                 2,944,737            2,562,201
                FINISHED GOODS                                                  1,638,821            1,509,960
           REVENUE IN EXCESS OF BILLINGS ON
                UNCOMPLETED CONTRACTS                                             393,121            2,432,765
           DEFERRED INCOME TAXES                                                  789,247              789,247
           PREPAID EXPENSES AND OTHER                                             408,433              416,710
                                                                             -------------        -------------
                TOTAL CURRENT ASSETS                                           39,261,505           40,041,583

           PROPERTY,PLANT AND EQUIPMENT, NET                                   29,954,668           28,750,429
           INTANGIBLE ASSETS, NET                                              18,838,108           19,120,158
           OTHER ASSETS                                                           452,121              455,475
                                                                             -------------        -------------
                TOTAL ASSETS                                                  $88,506,402          $88,367,645
                                                                             =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
           LONG TERM DEBT DUE WITHIN ONE YEAR                                  $4,345,284           $4,345,284
           ACCOUNTS PAYABLE                                                     6,952,761            9,221,135
           BILLINGS IN EXCESS OF REVENUE ON
                UNCOMPLETED CONTRACTS                                           1,192,293               60,093
           ACCRUED LIABILITIES                                                  8,326,688            7,683,096
                                                                             -------------        -------------

                TOTAL CURRENT LIABILITIES                                      20,817,026           21,309,608

           LONG TERM DEBT DUE AFTER ONE YEAR                                   21,870,767           22,947,087
           DEFFERRED INCOME TAXES                                                 730,941              730,941

           SHAREHOLDERS' EQUITY:
                COMMON STOCK,$1 PAR VALUE
                SHARES AUTHORIZED-25,000,000
                SHARES ISSUED 6,304,580                                         6,304,580            6,304,580
           CAPITAL IN EXCESS OF PAR VALUE                                      11,797,205           11,777,305
           ACCUMULATED OTHER COMPREHENSIVE INCOME                                (324,391)                   0
           RETAINED EARNINGS                                                   39,111,734           37,731,715
           LESS COMMON STOCK HELD IN TREASURY
                ( 1,268,445 AND 1,336,343 SHARES AT COST RESPECTIVELY)        (11,801,460)         (12,433,591)
                                                                             -------------        -------------

                TOTAL SHAREHOLDERS' EQUITY                                     45,087,668           43,380,009
                                                                             -------------        -------------

                TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                      $88,506,402          $88,367,645
                                                                             =============        =============

See Accompaning Notes to Consolidate Condensed Financial Statements

                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS

                               AZZ incorporated
                    Conslidated Condensed Income Statement

                                                        THREE MONTHS ENDED
                                                    05/31/01          05/31/00
                                                    UNAUDITED         UNAUDITED
                                                  -------------     -------------
NET SALES                                          $34,305,642       $27,944,451

COSTS AND EXPENSES
         COST OF SALES                              26,245,257        20,744,693
         SELLING/G & A EXPENSES                      4,013,617         3,513,518
         INTEREST EXPENSE                              465,504           628,125
         OTHER EXPENSE                                  71,683            64,476
                                                  -------------     -------------
                                                    30,796,061        24,950,812
                                                  -------------     -------------

         INCOME BEFORE INCOME TAXES                  3,509,581         2,993,639
         PROVISION FOR INCOME TAXES                  1,333,800         1,122,913
                                                  -------------     -------------

         NET INCOME                                $ 2,175,781       $ 1,870,726
                                                  =============     =============
         EARNINGS PER SHARE
              (BASIC)                                    $0.44             $0.39
              (DILUTED)                                  $0.43             $0.38

         CASH DIVIDEND PER SHARE DECLARED                $0.16             $0.00


See Accompaning Notes to Consolidate Condensed Financial Statements

                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS

                               AZZ incorporated
                Conslidated Condensed Statements of Cash Flows

                                                                               THREE MONTHS ENDING
                                                                           05/31/01             05/31/00
                                                                          UNAUDITED             UNAUDITED
                                                                         ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                            $ 2,175,781        $ 1,870,726

     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
            PROVISION FOR BAD DEBTS                                             76,917             45,199
            AMORTIZATION AND DEPRECIATION                                    1,494,425          1,413,116
            NET GAIN ON SALE OF PROPERTY, PLANT & EQUIPMENT                     (8,250)            (4,561)
            OTHER                                                                    0            161,250
            CHANGE IN VALUATION OF INTEREST RATE HEDGES                       (324,391)                 0

     INCREASE (DECREASE) FROM CHANGES IN ASSETS & LIABILITIES

     ACCOUNTS RECEIVABLE                                                    (1,788,415)         2,630,376
     INVENTORIES                                                              (289,646)        (1,348,718)
     PREPAID EXPENSES AND OTHER                                                  8,277            106,288
     OTHER ASSETS                                                                  (52)            23,237
     NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED
            EARNINGS ON UNCOMPLETED CONTRACTS                                3,171,844           (556,559)
     ACCOUNTS PAYABLE                                                       (2,268,374)           425,907
     ACCRUED LIABILITIES                                                       643,592           (150,709)
                                                                          ------------       ------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                               2,891,708          4,615,552

CASH FLOWS FROM INVESTING ACTIVITIES:
            PROCEEDS FROM THE SALE OF EQUIPMENT                                 14,150             26,438
            PURCHASE OF PROPERTY PLANT AND EQUIPMENT                        (2,419,108)          (986,933)
            PROCEEDS FROM THE SALE OF LONG TERM INVESTMENTS                          0            200,000
            ACQUISITION OF SUBSIDIARY, PURCHASE PRICE ADJUSTMENT               371,615                  0
                                                                          ------------       ------------

     NET CASH USED IN INVESTING ACTIVITIES                                  (2,033,343)          (760,495)
                                                                          ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            PROCEEDS FROM EXERCISE OF STOCK OPTIONS                            652,031            252,109
            PAYMENTS ON LONG TERM DEBT                                      (1,076,320)        (3,131,669)
            CASH DIVIDENDS PAID                                               (795,762)          (770,318)
                                                                          ------------       ------------

     NET CASH USED IN FINANCING ACTIVITIES                                  (1,220,051)        (3,649,878)
                                                                          ------------       ------------

     NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                       (361,686)           205,179

     CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                          1,446,502          1,328,139
                                                                          ------------       ------------

     CASH & CASH EQUIVALENTS AT END OF PERIOD                              $ 1,084,816        $ 1,533,318
                                                                          ============       ============

      See Accompaning Notes to Consolidate Condensed Financial Statements

                                AZZ incorporated
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------

                  Summary of Significant Accounting Policies
                  ------------------------------------------


1. A summary of the Company's significant accounting policies is presented on Page 20 thru 22 of its 2001 Annual Shareholders' Report.

2. In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of May 31, 2001, and the results of its operations and cash flows for the periods ended May 31, 2001 and 2000.

3. Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock options.

      The following table sets forth the computation of basic and diluted earnings per share: (unaudited)


                                                               Three months ended May 31,
                                                               2001                  2000
                                                            ----------            ----------
Numerator:
   Net income for basic and diluted earnings per
    common share                                            $2,175,781            $1,870,726
                                                            ==========            ==========
Denominator:
   Denominator for basic earnings per
   common share -weighted average shares                     4,980,791             4,817,858
Effect of dilutive securities:
   Employee and Director stock options                         109,542               111,231
                                                            ----------            ----------
   Denominator for diluted earnings per
   common share -adjusted weighted-
   average shares and assumed conversions                    5,090,333             4,929,089
                                                            ==========            ==========
Basic earnings per common share                             $      .44            $      .39
                                                            ==========            ==========
Diluted earnings per common share                           $      .43            $      .38
                                                            ==========            ==========

4. A summary of the Company's operating segments is defined on page 28 and 29 of its 2001 Annual Shareholders' Report.

      Information regarding operations and assets by segment in thousands is as follows: (unaudited)

                                                                 Three Months Ended May 31,
                                                                   2001               2000
                                                            -------------           ------------
Net Sales:
   Electrical and Industrial Products                             $20,931                $14,853
   Galvanizing Services                                            13,375                 13,091
                                                            -------------           ------------
                                                                  $34,306                $27,944
                                                            =============           ============
Operating Income (a):
   Electrical and Industrial Products                             $ 3,549                $ 2,024
   Galvanizing Services                                             1,854                  2,797
                                                            -------------           ------------
                                                                  $ 5,403                $ 4,821

General Corporate Expense                                         $ 1,409                $ 1,212
Interest Expense                                                      465                    628
Other (Income) Expense, Net (b)                                        19                    (13)
                                                            -------------           ------------
                                                                  $ 1,893                $ 1,827

Income Before Income Taxes                                        $ 3,510                $ 2,994
                                                            =============           ============

Total Assets:
   Electrical and Industrial Products                             $46,611                $42,053
   Galvanizing Services                                            39,799                 38,708
   Corporate                                                        2,096                  2,411
                                                            -------------           ------------
                                                                  $88,506                $83,172
                                                            =============           ============

(a) Operating income consists of net sales less cost of sales, specifically identifiable general and administrative expenses and selling expenses.
(b) Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expense not specifically identifiable to a segment.

5.   Adoption of a New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative and Hedging Activities," which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively "SFAS 133"). As amended SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted SFAS 133 on March 1, 2001 the first day of the Company's fiscal year ending February 28, 2002. The Company has evaluated its derivative instruments, consisting solely of two interest rate protection agreements, and believes these instruments qualify for hedge accounting pursuant to SFAS 133.

     In order to reduce interest rate risk, the Company in February 1999 and April 2000 entered into interest rate protection agreements through the bank (the Swap Agreements) to modify the interest characteristics of the $10 million Term Note B and $10 million of the Term Note A, respectively, from a variable rate to a fixed rate. Term Note A Swap Agreement involves the exchange of interest obligations from April 2000 through April 2002 whereby the Company receives a fixed rate of 8.51% in exchange for a variable 30-day LIBOR plus 1.25%. Term Note B Swap Agreement involves the exchange of interest obligations over the life of the Term Note B whereby the Company receives a fixed rate of 6.8% in exchange for a variable 30-day LIBOR plus 1.25%. Management intends to hold the Term A and Term B Swap Agreements until their maturities of April 2002 and March 2006, respectively.

     In accordance with the transition provisions of SFAS 133, on March 1, 2001, the Company recognized the cumulative effect of adoption as a charge of $296,000 to accumulated other comprehensive income (equity). The offsetting fair value of the two interest rate swaps was recognized in accrued liabilities. During the quarter ended May 31, 2001, an additional $28,000 was accrued and charged to accumulated other comprehensive income related to the interest rate swaps.

     Management does not expect the swaps to materially affect the Company's financial position or results of operations going forward.


Item 2.    Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
           Results of Operations
           ---------------------


                             RESULTS OF OPERATIONS
                            ----------------------

Consolidated net revenues increased 23% for the three-month period ended May 31, 2001 as compared to the same period in fiscal 2001. Revenues for the Electrical and Industrial Products Segment increased $6.1 million or 41% for the three-month period ended May 31, 2001, as compared to the same period in fiscal 2001. Revenues for this segment's electrical products increased 47% to $14.6 million for the three-month period ended May 31, 2001 as compared to $9.9 million for the same period in fiscal 2001. These products continue to benefit from the deregulation of the power industry and growing need for reliable supplies of electricity throughout the United States. Revenues for this segment's industrial products increased 29% to $6.3 million for the first quarter of fiscal 2002 as compared to $4.9 million for the same period in fiscal 2001. The growth is due to increased demand for the industrial products in the petroleum markets served. Backlog for the Electrical and Industrial Products Segment at May 31, 2001 was $36.9 million compared to $32 million at May 31, 2000. The electrical products backlog increased $2.1 million to $31.1 million while the industrial products backlog increased $2.8 million to $5.8 million. Net revenues in the Galvanizing Services Segment were flat at $13.4 million for the three-month period ended May 31, 2001 as compared to $13.1 million for the same period ended May 31, 2000.

Consolidated operating income (net sales less operating expenses) increased 12% for the three-month period ended May 31, 2001 as compared to the same period in fiscal 2001. Operating income in the Electrical and Industrial Products Segment increased $1.5 million or 75% for the three-month period ended May 31, 2001 as compared to the same period in fiscal 2001. Increases in operating income were experienced in all of this segments product lines for the three-month period ended May 31, 2001 as compared to the same period in fiscal 2001. The significant percentage increase that was achieved in operating income is reflective of the continued leverage that is being achieved as volume increases. In the Galvanizing Services Segment, operating income decreased $943,000 or 34% for the three-month period ended May 31, 2001 as compared to the same period in fiscal 2001. Three main factors contributed to the decrease in this segment. The first being the downturn in general industrial market and telecommunication industry creating pricing pressures to maintain the current business levels resulting in lower margins. Higher utility costs for the compared periods also had a negative impact on the margins for this segment. In addition this segment experienced two premature kettle replacements causing the loss of 28 days of production.

General corporate expenses (selling, general and administrative expense, and other (expense) for the three-month period ended May 31, 2001 increased $507,000 or 14% as compared to the same period in fiscal 2001. As a percent of sales, general corporate expenses were 11.9% for the three-month period ended May 31, 2001 compared to 12.8% for the same period ended May 31, 2000.

Net interest expense for the three-month period ended May 31, 2001 was $466,000, a decrease of 26% from the same period in fiscal 2001. This decrease is the result of $6.1 million of debt reduction between May 31, 2000 and May 31, 2001.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Net cash provided by operations was $3.3 million for the three-month period ended May 31, 2001 compared to $4.6 million for the same period in fiscal 2001. Net cash provided by operations was generated from $2.2 million in net income and $1.5 million in depreciation and amortization, offset by net changes in operating assets and liabilities and other of $400,000. During the three-month period ended May 31, 2001, capital improvements were made in the amount of $2.4 million, long-term debt was repaid in the amount of $1.1 million, and cash dividends of $796,000 were paid.

The Company has a credit facility with a bank that provides for a $20 million revolving line of credit, a $10 million term note, and a $17.5 million term note. At the end of May 31, 2001, the Company had $5.8 million outstanding under the revolving line of credit and $20.3 million outstanding under the two term facilities. At May 31, 2001, the Company had approximately $13.8 million available under the revolving line of credit.

Management believes that it's current credit facility coupled with the Company's borrowing capacity along with cash generated from operations will be sufficient to accommodate the Company's current operations, internal growth and possible acquisitions.

The Company's exposure to market risks related to its financial instruments, including its interest rate swaps has not changed significantly since February 28, 2001.

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


                           PART II. OTHER INFORMATION

                                AZZ incorporated



Item 4.     Submissions of Matters to a Vote of Security Holders
----------------------------------------------------------------

Shareholders at the Annual Meeting on July 10, 2001, reelected four incumbent directors, L. C. Martin, Dr. H. Kirk Downey, Daniel R. Feehan and R. J. Schumacher. Of the 4,308,577 shares represented at the meeting, 3,986,894 shares (92.5%) were voted for Mr. Martin, 4,019,799 shares (93.3%) were voted for Dr. Downey, 3,971,022 shares (92.2%) were voted for Mr. Feehan and 4,022,131 shares (92.4%) were voted for Mr. Schumacher. Other directors continuing in office are David Dingus, Sam Rosen, Martin C. Bowen, Dana Perry, Kevern R. Joyce and Daniel Berce.

Two proposals by the Board of Directors were submitted to the stockholders at the Annual Meeting, with the following vote tabulation.

Approval of the Company's 2001 Long Term Incentive Plan                   Approved/Failed to Approve
                                                                          --------------------------
     Shares for:                               2,028,619       66.3%
     Shares Against:                           1,028,376       33.6%               APPROVED
     Shares Abstained:                            13,768       N/A
     Non-Vote                                  1,219,814       N/A

Approval of Ratification of the Appointment
of Ernst & Young LLP as Auditors.
     Shares for:                               4,282,666       99.4%
     Shares Against:                              16,753         .4%               APPROVED
     Shares Abstained:                             9,158         .2%

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(A) Exhibits - There were no exhibits filed with this 10-Q for the three months ended May 31, 2001.

(B) Reports on Form 8-K - There were no 8-K's filed during the three months ended May 31, 2001.


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




                                   AZZ incorporated
                                   ---------------------------------------
                                   (Registrant)



Date:   7/13/01                    /s/ Dana Perry
        -------                    ---------------------------------------
                                   Dana Perry, Vice President for Finance
                                   Chief Financial Officer