Form 10-Q
period 2001-08-31
AZZ INC
filed 2001-10-10
CIK 8947

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended:  August 31, 2001

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

                             YES   X    NO
                                 -----

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                Outstanding at August 31, 2001

 Common Stock, $1.00 Par Value                               5,123,031
 -----------------------------                        -----------------------
           Class                                          Number of Shares

                               AZZ incorporated

                                     INDEX
                                     -----

                                                                      Page No.
                                                                      --------
PART I.     Financial Information
            ---------------------

 Item 1.    Financial Statements

              Consolidated Condensed Balance Sheets at
                August 31, 2001 and February 28, 2001                          3

              Consolidated Condensed Statements of Income for the
                Periods Ended August 31, 2001 and August 31, 2000              4

              Consolidated Condensed Statements of Cash Flow for the
                Periods Ended August 31, 2001 and August 31, 2000              5

              Notes to Consolidated Condensed Financial
                Statements                                                   6-9


 Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         9-11


PART II.    Other Information
            -----------------


 Item 6.    Exhibits and Reports on Form 8-K                                  11



SIGNATURES                                                                    11

                         PART I. Financial Information
                         ITEM 1. Financial Statements

                               AZZ incorporated
                    Consolidated Condensed Income Statement

                                                                                              08/31/01              02/28/01
ASSETS                                                                                       (UNAUDITED)            (AUDITED)
------                                                                                     -------------          -----------

CURRENT ASSETS
           CASH AND CASH EQUIVALENTS                                                  $        1,444,712     $      1,446,502
           ACCOUNTS RECEIVABLE (NET OF ALLOWANCE)                                             21,386,782           21,576,988
           INVENTORIES
                RAW MATERIAL                                                                   9,484,720            9,307,210
                WORK-IN-PROCESS                                                                2,451,068            2,562,201
                FINISHED GOODS                                                                 1,583,423            1,509,960
           REVENUE IN EXCESS OF BILLINGS ON
                UNCOMPLETED CONTRACTS                                                            397,100            2,432,765
           DEFERRED INCOME TAXES                                                                 789,247              789,247
           PREPAID EXPENSES AND OTHER                                                            315,586              416,710
                                                                                      ------------------     ----------------

                TOTAL CURRENT ASSETS                                                          37,852,638           40,041,583

           PROPERTY,PLANT AND EQUIPMENT, NET                                                  31,836,733           28,750,429
           INTANGIBLE ASSETS, NET                                                             18,518,897           19,120,158
           OTHER ASSETS                                                                          483,427              455,475
                                                                                        ----------------       --------------
                TOTAL ASSETS                                                          $       88,691,695     $     88,367,645
                                                                                      ==================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
           LONG TERM DEBT DUE WITHIN ONE YEAR                                         $        4,345,284     $      4,345,284
           ACCOUNTS PAYABLE                                                                    7,921,559            9,221,135
           BILLINGS IN EXCESS OF REVENUE ON
                UNCOMPLETED CONTRACTS                                                            101,695               60,093
           ACCRUED LIABILITIES                                                                 7,247,572            7,683,096
                                                                                      ------------------     ----------------

                TOTAL CURRENT LIABILITIES                                                     19,616,110           21,309,608

           LONG TERM DEBT DUE AFTER ONE YEAR                                                  20,294,445           22,947,087
           DEFERRED INCOME TAX                                                                   730,941              730,941

           SHAREHOLDERS' EQUITY:
                COMMON STOCK,$1 PAR VALUE
                SHARES AUTHORIZED-25,000,000
                SHARES ISSUED 6,304,580                                                        6,304,580            6,304,580
           CAPITAL IN EXCESS OF PAR VALUE                                                     12,141,938           11,777,305
           ACCUMULATED OTHER COMPRENSIVE INCOME                                                 (351,165)                   0
           RETAINED EARNINGS                                                                  40,947,304           37,731,715
           LESS COMMON STOCK HELD IN TREASURY
                ( 1,181,549 AND 1,336,343 SHARES AT COST RESPECTIVELY)                       (10,992,458)         (12,433,591)
                                                                                      ------------------     ----------------
                TOTAL SHAREHOLDERS' EQUITY                                                    48,050,199           43,380,009
                                                                                      ------------------     ----------------
                TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                              $       88,691,695     $     88,367,645
                                                                                      ==================     ================

           See Accompanying Notes to Consolidated Condensed Financial Statements

                         PART I. Financial Information
                         ITEM 1. Financial Statements

                               AZZ incorporated
                     Consolidated Condensed Balance Sheet

                                                             THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                       08/31/01             08/31/00              08/31/01             08/31/00
                                                      (UNAUDITED)          (UNAUDITED)           (UNAUDITED)          (UNAUDITED)
                                                   -----------------     ----------------     -----------------    -----------------

NET SALES                                       $        32,873,513   $       30,473,979   $        67,179,155   $       58,418,430

COSTS AND EXPENSES
        COST OF SALES                                    25,480,688           22,728,101            51,725,945           43,472,794
        SELLING/G & A EXPENSES                            3,917,506            3,766,848             7,931,123            7,280,366
        INTEREST EXPENSE                                    437,981              612,465               903,484            1,240,590
        OTHER EXPENSE                                        71,982               73,410               143,666              137,886
                                                --------------------  -------------------  --------------------  -------------------
                                                         29,908,157           27,180,824            60,704,218           52,131,636
                                                --------------------  -------------------  --------------------  -------------------

        INCOME BEFORE INCOME TAXES                        2,965,356            3,293,155             6,474,937            6,286,794
        PROVISION FOR INCOME TAXES                        1,129,786            1,240,807             2,463,586            2,363,720
                                                --------------------  -------------------  --------------------  -------------------

        NET INCOME                              $         1,835,570   $        2,052,348   $         4,011,351   $        3,923,074
                                                ====================  ===================  ====================  ===================

        INCOME PER SHARE
             (BASIC)                            $              0.36   $             0.42   $              0.80   $             0.81
             (DILUTED)                          $              0.36   $             0.41   $              0.78   $             0.79

        CASH DIVIDEND PER SHARE DECLARED        $              0.00   $             0.00   $              0.16   $             0.00

        See Accompanying Notes to Consolidated Condensed Financial Statements

                         PART I. Financial Information
                         ITEM 1. Financial Statements

                               AZZ incorporated
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                                       SIX MONTHS ENDING
                                                                                               08/31/01                08/31/00
                                                                                            ----------------       -----------------
CASH FLOWS PROVIDED BY OPERATIONS:
       NET INCOME                                                                        $        4,011,351      $        3,923,074

       ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
       PROVIDED BY OPERATING ACTIVITIES:
              PROVISION FOR BAD DEBTS                                                               157,417                  90,100
              AMORTIZATION AND DEPRECIATION                                                       3,039,638               2,840,055
              NET GAIN ON SALE OF PROPERTY,PLANT & EQUIPMENT                                         (7,779)                  1,421
              OTHER                                                                                  93,572                 264,735

       INCREASE (DECREASE) FROM CHANGES IN ASSETS & LIABILITIES

       ACCOUNTS RECEIVABLE                                                                         (338,825)                544,853
       INVENTORIES                                                                                 (139,840)             (1,630,737)
       PREPAID EXPENSES AND OTHER                                                                   101,124                  22,354
       OTHER ASSETS                                                                                 (34,765)                 85,074
       NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED                                      2,077,267                (899,871)
              EARNINGS ON UNCOMPLETED CONTRACTS
       ACCOUNTS PAYABLE                                                                          (1,299,576)                992,164
       ACCRUED LIABILITIES                                                                         (786,689)               (334,324)
                                                                                         -------------------     -------------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  6,872,895               5,898,898

       CASH FLOWS USED FOR INVESTING ACTIVITIES:
              PROCEEDS FROM SALE OF EQUIPMENT                                                        31,951                  55,488
              PURCHASE OF PROPERTY PLANT AND EQUIPMENT                                           (5,542,041)             (2,229,767)
              PROCEEDS FROM THE SALE OF LONG TERM INVESTMENTS                                             -                 200,000
              ACQUISTION OF SUBSIDIARY, PURCHASE PRICE ADJUSTMENT                                   371,615                       -
                                                                                         -------------------     -------------------

       NET CASH USED IN INVESTING ACTIVITIES                                                     (5,138,475)             (1,974,279)
                                                                                         -------------------     -------------------

       CASH FLOWS FROM FINANCING ACTIVITIES:
              PROCEEDS FROM EXERCISE  OF STOCK OPTIONS                                            1,712,194                 906,557
              PAYMENTS ON LONG TERM DEBT                                                         (2,652,642)             (4,757,990)
              CASH DIVIDENDS PAID                                                                  (795,762)               (770,318)
                                                                                         -------------------     -------------------

       NET CASH USED IN FINANCING ACTIVITIES                                                     (1,736,210)             (4,621,751)
                                                                                         -------------------     -------------------

       NET DECREASE IN CASH & CASH EQUIVALENTS                                                       (1,790)               (697,132)

       CASH & CASH EQUIVALENTS , BEGINNING OF PERIOD                                              1,446,502               1,328,139
                                                                                         -------------------     -------------------

       CASH & CASH EQUIVALENTS, END OF PERIOD                                            $        1,444,712      $          631,007
                                                                                         ===================     ===================

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

2. In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of August 31, 2001, and the results of its operations and cash flows for the periods ended August 31, 2001 and 2000.

3. Earnings per share is based on the month-end average number of shares outstanding during each period, adjusted for the dilutive effect of stock options.

      The following table sets forth the computation of basic and diluted earnings per share: (unaudited) (in 000's except shares)


                                                      Three months ending August 31,                Six months ending August 31,
                                                         2001                   2000                  2001                 2000
                                                  ------------------     ------------------     -----------------     --------------
Numerator:
   Net income for basic and diluted earnings
   per common share                               $            1,836     $       $    2,052     $           4,011     $        3,923
Denominator:
   Denominator for basic earnings per
   common share -weighted average shares                   5,081,419              4,878,307             5,031,105          4,848,083
Effect of dilutive securities:
   Employee and Director stock options                        85,056                131,472                97,299            115,027

                                                  ------------------     ------------------     -----------------     --------------
   Denominator for diluted earnings per
   common share -adjusted weighted-
   average shares and assumed  conversions                 5,166,475              5,009,779             5,128,404          4,963,110
                                                  ==================     ==================     =================     ==============
Basic earnings per common share                   $              .36     $              .42     $             .80     $          .81
                                                  ==================     ==================     =================     ==============
Diluted earnings per common share                 $              .36     $              .41     $             .78     $          .79
                                                  ==================     ==================     =================     ==============

4. A summary discussion of the Company's operating segments is contained on page 28 and 29 of the 2001 Annual Shareholders' Report.


Information regarding operations and assets by segment in thousands is as follows: (unaudited)

                                                     Three Months Ended Aug 31,                    Six Months Ended Aug 31,
                                                     2001                 2000                    2001                  2000
                                               ---------------     ------------------       -----------------     -----------------
Net Sales:
   Electrical and Industrial Products          $        19,940     $           16,410       $          40,870     $          31,263
   Galvanizing Services                                 12,934                 14,064                  26,309                27,155
                                               ---------------     ------------------       -----------------     -----------------
                                               $        32,874     $           30,474       $          67,179     $          58,418

Operating Income (a):
   Electrical and Industrial Products          $         3,083     $            2,510       $           6,633     $           4,534
   Galvanizing Services                                  1,734                  2,847                   3,587                 5,644
                                               ---------------     ------------------       -----------------     -----------------
                                               $         4,817     $            5,357       $          10,220     $          10,178

General Corporate Expense                      $         1,353     $            1,436       $           2,761     $           2,648
Interest Expense                                           438                    613                     904                 1,241
Other (Income) Exp., Net (b)                                61                     15                      80                     2
                                               ---------------     ------------------       -----------------     -----------------
                                               $         1,852     $            2,064       $           3,745     $           3,891

Income Before Income Taxes                     $         2,965     $            3,293       $           6,475     $           6,287
                                               ===============     ==================       =================     =================

Total Assets:
   Electrical and Industrial Products          $        45,462     $           43,901       $          45,462     $          43,901
   Galvanizing Services                                 40,577                 39,593                  40,577                39,593
   Corporate                                             2,653                  1,503                   2,653                 1,503
                                               ---------------     ------------------       -----------------     -----------------
                                               $        88,692     $           84,997       $          88,692     $          84,997
                                               ===============     ==================       =================     =================


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

     In accordance with the transition provisions of SFAS 133, on March 1, 2001, the Company recognized the cumulative effect of adoption as a charge of $296,000 to accumulated other comprehensive income (equity). The offsetting fair value of the two interest rate swaps was recognized in accrued liabilities. During the first six month of fiscal 2002, an additional $55,000 was accrued and charged to accumulated other comprehensive income related to the interest rate swaps.

     Management does not expect the swaps to materially affect the Company's financial position or results of operations going forward.

     In June 2001, the Financial Accounting Standards Board issued Statements of Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning the first quarter of fiscal 2003. Application of the non-amortization provision of the Statement is expected to result in an increase in net income after taxes of $970,000 or 19 cents per share on an annual basis. During 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of March 1,2002 and has not yet determined what the effect of these tests will be on earnings and financial position of the Company.

6. On July 31, 2001, AZZ incorporated signed a letter of intent to acquire Central Electric Company, headquartered in Fulton, Missouri. Central Electric is made up of three operations consisting of the metal clad switchgear in Fulton, Missouri, the power center operation in Tulsa, Oklahoma, and relay panels and non-segmented bus duct in Nashville, Tennessee. The consolidated revenues of Central Electric are approximately $50 million and a backlog that approximates $45 million. The estimated cost of the acquisition is $28 million excluding transaction costs. The acquisition will be paid for with approximately $17 million of cash; approximately $1.8 million in AZZ incorporated stock and the assumption of liabilities in the amount of approximately $9 million.


Item 2.    Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of operations
---------------------

                             RESULTS OF OPERATIONS
                            ----------------------

For the three-month and six-month periods ended August 31, 2001, consolidated net sales increased 8% and 15%, respectively, as compared to the same periods in fiscal 2001. Net sales in the Electrical and Industrial Products Segment increased $3.5 million or 22% for the three-month period ended August 31, 2001, and $9.6 million or 31% for the six-month period ended August 31, 2001, as compared to the same periods in fiscal 2001. Revenues for this segments electrical products increased 18.9% to $13.3 million for the three-month period ended August 31, 2001 and 32.1% to $27.9 million for the six-month period ended August 31, 2001, as compared to the same periods in fiscal 2001. These products continue to see dramatic growth in the electrical markets served brought on by the deregulation of the power industry and the increased need for reliable electricity. Revenues for this segments industrial products increased 27.1% to $6.7 million for the three-month period ended August 31, 2001 and 27.9% to $13 million for the six-month period ended August 31, 2001, as compared to the same periods in fiscal 2001. Backlog for the Electrical and Industrial Products Segment at the end of August 31, 2001, was $56.7 million compared to $38.2 million at the end of August 31, 2000. The electrical products backlog increased $16.2 million to $51.1 million while the industrial products backlog increased $2.2 million to $5.5 million. Net revenues in the Galvanizing Services Segment decreased $1.1 million or 8% and $846,000 or 3% for the three and six-month periods ended August 31, 2001, as compared to the same periods in fiscal 2001. The severe downturn in the steel fabrication and telecommunication market negatively impacted revenues for this segment for the periods ended August 31, 2001.

Consolidated operating income (net sales less operating expenses) decreased 10% for the three-month period ended August 31,2001 and were flat for the six-month period ended August 31, 2001, as compared to the same periods in fiscal 2001. Operating income in the Electrical and Industrial Products Segment increased $573,000 or 23% and $2.1 million or 46% for the three and six-month periods ended August 31, 2001 as compared to the same periods in fiscal 2001. Increases in operating income were experienced in all of this segments product lines for the three and six-month periods ended August 31, 2001 as compared to the same periods in fiscal 2001. The significant percentage increase that was achieved in operating income is reflective of the continued leverage that is being achieved with volume increases. In the Galvanizing Services Segment, operating income decreased $1.1 million or 39% and $2.1 million or 36% for the three and six-month periods ended August 31, 2001 as compared to the same periods in fiscal 2001. The severe downturn of the steel fabrication and telecommunication market created pricing pressures to maintain market share. In addition increases in inflationary costs such as depreciation and employee benefits couldn't be passed along through price increases due the pricing pressures in the markets served. This segment was also negatively impacted by the flood in the Houston area causing the plant to close a portion of the month of June.

General corporate expenses (selling, general and administrative expense, and other (income) expense) for the three and six-month periods ended August 31, 2001, increased $149,000 or 4% and $657,000 or 9% as compared to the same periods in fiscal 2001. As a percent of sales, general corporate expenses were 12.1% and 12% for the three and six-month periods ended August 31, 2001, as compared to 12.6% and 12.7% to the same periods in fiscal 2001.

Net interest expense for the three and six-month periods ended August 31, 2001, was $438,000 and $903,000, a decrease of 28% and 27%, respectively, compared to the same periods in fiscal 2001. The decrease is due to the reduction of outstanding debt balances and reduced interest rates on our variable rate debt.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Net cash provided by operations was $6.9 million for the six-month period that ended August 31, 2001, compared to $5.9 million for the same period in fiscal 2001. Net cash provided by operations was generated from $4 million in net income and $3 million in depreciation and amortization, offset by net changes in operating assets and liabilities and other of $100,000. During the six-month period ended August 31, 2001, capital improvements were made in the amount of $5.5 million, long-term debt was repaid in the amount of $2.7 million, and cash dividends of $796,000 were paid. Proceeds from the exercise of stock options generated $1.7 million.

The Company has a credit facility with a bank that provides for a $20 million revolving line of credit, a $10 million term note, and a $17.5 million term note. At the end of August 31, 2001, the Company had $5.3 million outstanding under the revolving line of credit and $19.3 million outstanding under the two term facilities. At August 31, 2001, the Company had approximately $14.2 million available under the revolving line of credit.

Management believes that it's current credit facility coupled with the Company's borrowing capacity along with cash generated from operations will be sufficient to accommodate the Company's current operations, internal growth and possible acquisitions.

The Company's exposure to market risks related to its financial instruments, including its interest rate swaps has not changed significantly since February 28,2001.

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


                          PART II. OTHER INFORMATION

                               AZZ incorporated


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(A) Exhibits - There were no exhibits files with this 10-Q for the three months ended August 31, 2001.

(B) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended August 31, 2001.


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



                                          AZZ incorporated
                                          ----------------
                                            (Registrant)



Date:  10/12/01                           /s/ Dana Perry
       --------                           --------------------------------------
                                          Dana Perry, Vice President for Finance
                                          Chief Financial Officer