Form 10-Q
period 2001-11-30
AZZ INC
filed 2002-01-14
CIK 8947

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended: November 30, 2001

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                    to
                                    ------------------     --------------------


                         Commission File Number 1-12777
                                AZZ incorporated
             (Exact name of registrant as specified in its charter)


                TEXAS                                           75-0948250
-------------------------------------------------------------------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation of organization)                           Identification No.)

 1300 South University Drive, Fort Worth, Texas                  76107
-------------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:         (817) 810-0095
                                                   ----------------------------

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

                              YES   X     NO
                                  -----      ------

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                               Outstanding at November 30, 2001

   Common Stock, $1.00 Par Value                          5,236,846
   -----------------------------                   ----------------------
               Class                                  Number of Shares

                                AZZ incorporated

                                      INDEX
                                      -----

PART I.   Financial Information                                        Page No.
          ---------------------                                        --------

  Item 1. Financial Statements

            Consolidated Condensed Balance Sheets at
             November 30, 2001 and February 28, 2001                         3

            Consolidated Condensed Statements of Income for the
             Periods Ended November 30, 2001 and November 30, 2000           4

            Consolidated Condensed Statements of Cash Flow for the
             Periods Ended November 30, 2001 and November 30, 2000           5

            Notes to Consolidated Condensed Financial
             Statements                                                   6-10


  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           10-13


PART II.  Other Information
          -----------------

  Item 6. Exhibits and Reports on Form 8-K                                  13



SIGNATURES                                                                  14

                          PART I. Financial Information

                          ITEM 1. Financial Statements

                                AZZ incorporated
                      Consolidated Condensed Balance Sheet

                                                 11/30/01         02/28/01
                                               (UNAUDITED)       (AUDITED)
                                              -------------    -------------
ASSETS
------

CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                   $   1,487,452    $   1,446,502
  ACCOUNTS RECEIVABLE (NET OF ALLOWANCE)         34,501,589       21,576,988
  INVENTORIES
     RAW MATERIAL                                10,575,099        9,307,210
     WORK-IN-PROCESS                             11,618,531        2,562,201
     FINISHED GOODS                               1,957,968        1,509,960
  REVENUE IN EXCESS OF BILLINGS ON
     UNCOMPLETED CONTRACTS                        1,905,302        2,432,765
  DEFERRED INCOME TAXES                             841,387          789,247
  PREPAID EXPENSES AND OTHER                        261,320          416,710
                                              -------------    -------------
     TOTAL CURRENT ASSETS                        63,148,648       40,041,583

  PROPERTY,PLANT AND EQUIPMENT, NET              36,624,440       28,750,429
  INTANGIBLE ASSETS, NET                         42,556,490       19,120,158
  OTHER ASSETS                                    1,123,203          455,475
                                              -------------    -------------
     TOTAL ASSETS                             $ 143,452,781    $  88,367,645
                                              =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  LONG TERM DEBT DUE WITHIN ONE YEAR          $  10,040,000    $   4,345,284
  ACCOUNTS PAYABLE                               13,467,112        9,221,135
  BILLINGS IN EXCESS OF REVENUE ON
     UNCOMPLETED CONTRACTS                           46,723           60,093
  ACCRUED LIABILITIES                            14,113,248        7,683,096
                                              -------------    -------------
     TOTAL CURRENT LIABILITIES                   37,667,083       21,309,608

  LONG TERM DEBT DUE AFTER ONE YEAR              53,095,000       22,947,087
  DEFERRED INCOME TAX                               559,580          730,941

  SHAREHOLDERS' EQUITY:
     COMMON STOCK, $1 PAR VALUE
     SHARES AUTHORIZED-25,000,000
     SHARES ISSUED 6,304,580                      6,304,580        6,304,580
  CAPITAL IN EXCESS OF PAR VALUE                 13,130,690       11,777,305
  ACCUMULATED OTHER COMPRENSIVE INCOME             (353,418)               0
  RETAINED EARNINGS                              42,982,106       37,731,715
  LESS COMMON STOCK HELD IN TREASURY
     (1,067,734 AND 1,336,343 SHARES
     AT COST RESPECTIVELY)                       (9,932,840)     (12,433,591)
                                              -------------    -------------
     TOTAL  SHAREHOLDERS' EQUITY                 52,131,118       43,380,009
                                              -------------    -------------
     TOTAL LIABILITIES &
     SHAREHOLDERS' EQUITY                     $ 143,452,781    $  88,367,645
                                              =============    =============

     See Accompanying Notes to Consolidated Condensed Financial Statements

                         PART I. Financial Information

                          ITEM 1. Financial Statements

                                AZZ incorporated
                    Consolidated Condensed Income Statement


                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                           11/30/01          11/30/00         11/30/01          11/30/00
                                         (UNAUDITED)       (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
                                        ------------      ------------      ------------      ------------
NET SALES                               $ 35,257,018      $ 32,085,509      $102,436,173      $ 90,503,939

COSTS AND EXPENSES
  COST OF SALES                           27,149,034        24,305,215        78,874,979        67,778,009
  SELLING/G & A EXPENSES                   4,175,972         3,750,248        12,107,095        11,030,614
  INTEREST EXPENSE                           538,117           559,943         1,441,601         1,800,533
  OTHER EXPENSE                              110,243            81,431           253,909           219,317
                                        ------------      ------------      ------------      ------------
                                          31,973,366        28,696,837        92,677,584        80,828,473
                                        ------------      ------------      ------------      ------------

  INCOME BEFORE INCOME TAXES               3,283,652         3,388,672         9,758,589         9,675,466
  PROVISION FOR INCOME TAXES               1,248,850         1,289,800         3,712,436         3,653,520
                                        ------------      ------------      ------------      ------------

  NET INCOME                            $  2,034,802      $  2,098,872      $  6,046,153      $  6,021,946
                                        ============      ============      ============      ============

  INCOME PER SHARE
      BASIC                             $       0.39      $       0.43      $       1.19      $       1.24
      DILUTED                           $       0.39      $       0.42      $       1.17      $       1.21

  CASH DIVIDEND PER SHARE DECLARED      $       0.00      $       0.00      $       0.16      $       0.00


See Accompanying Notes to Consolidated Condensed Financial Statements

                         PART I. Financial Information

                          ITEM 1. Financial Statements

                                AZZ incorporated
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                        NINE MONTHS ENDING
                                                                                     11/30/01       11/30/00
                                                                                  ------------    ------------
CASH FLOWS PROVIDED BY OPERATIONS:
  NET INCOME                                                                      $  6,046,153    $  6,021,946


  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
     PROVISION FOR BAD DEBTS                                                           224,917         171,000
     AMORTIZATION AND DEPRECIATION                                                   4,667,269       4,317,578
     NET GAIN ON SALE OF PROPERTY,PLANT & EQUIPMENT                                    (38,516)         13,322
     OTHER                                                                             202,697         300,110

  INCREASE (DECREASE) FROM CHANGES IN ASSETS & LIABILITIES

  ACCOUNTS RECEIVABLE                                                                  659,138      (1,398,324)
  INVENTORIES                                                                       (1,582,838)     (1,283,070)
  PREPAID EXPENSES                                                                     302,991          95,202
  OTHER ASSETS                                                                        (573,988)        107,832
  NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED
     EARNINGS ON UNCOMPLETED CONTRACTS                                                 981,510      (2,283,359)
  ACCOUNTS PAYABLE                                                                  (2,084,078)      1,460,423
  ACCRUED LIABILITIES                                                                1,142,282         585,464
                                                                                  ------------    ------------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                          9,947,537       8,108,124

  CASH FLOWS USED FOR INVESTING ACTIVITIES:
     PROCEEDS FROM SALE OF EQUIPMENT                                                    67,002          73,370
     PURCHASE OF PROPERTY PLANT AND EQUIPMENT                                       (8,789,536)     (4,152,872)
     PROCEEDS FROM THE SALE OF LONG TERM  INVESTMENTS                                     --           200,000
     ACQUISTION OF SUBSIDIARIES, NET OF CASH                                       (38,453,973)
     ACQUISTION OF SUBSIDIARY, PURCHASE PRICE ADJUSTMENT                               371,615            --
                                                                                  ------------    ------------
  NET CASH USED IN INVESTING ACTIVITIES                                            (46,804,892)     (3,879,502)
                                                                                  ------------    ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                         1,851,438       1,239,770
     PROCEEDS FROM REVOLVING LOAN                                                   17,250,000
     PROCEEDS FROM LONG-TERM DEBT                                                   40,000,000
     PAYMENTS ON LONG TERM DEBT                                                    (21,407,371)     (4,534,311)
     CASH DIVIDENDS PAID                                                              (795,762)       (770,318)
                                                                                  ------------    ------------
  NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                               36,898,305      (4,064,859)
                                                                                  ------------    ------------

  NET INCREASE IN CASH & CASH EQUIVALENTS                                               40,950         163,763

  CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                       1,446,502       1,328,139
                                                                                  ------------    ------------
  CASH & CASH EQUIVALENTS, END OF PERIOD                                          $  1,487,452    $  1,491,902
                                                                                  ============    ============

See Accompanying Notes to Consolidated Condensed Financial Statements

                                AZZ incorporated

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. A summary of the Company's significant accounting policies is presented on Page 20 thru 22 of its 2001 Annual Shareholders' Report.

2. In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of November 30, 2001, and the results of its operations and cash flows for the periods ended November 30, 2001 and 2000.

3. Earnings per share is based on the month-end average number of shares outstanding during each period, adjusted for the dilutive effect of stock options.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three months ending       Nine months ending
                                                            Nov 30,                  Nov 30,
                                                   -----------------------   -----------------------
                                                      2001         2000         2001         2000
                                                   ----------   ----------   ----------   ----------
                                                (unaudited) (in 000's except shares and per share data)
Numerator:
   Net income for basic and diluted
   earnings per common share                       $    2,035   $    2,099   $    6,046   $    6,022
Denominator:
   Denominator for basic earnings per
   common share-weighted average shares             5,158,323    4,922,058    5,073,511    4,872,741
Effect of dilutive securities:
   Stock options                                       38,369      124,282       77,655      118,112
                                                   ----------   ----------   ----------   ----------
   Denominator for diluted earnings per
   common share-adjusted weighted-
   average shares and assumed conversions           5,196,692    5,046,340    5,151,166    4,990,853
                                                   ==========   ==========   ==========   ==========
Basic earnings per common share                    $      .39   $      .43   $     1.19   $     1.24
                                                   ==========   ==========   ==========   ==========
Diluted earnings per common share                  $      .39   $      .42   $     1.17   $     1.21
                                                   ==========   ==========   ==========   ==========

4. A summary discussion of the Company's operating segments is contained on page 28 and 29 of the 2001 Annual Shareholders' Report.

     Information regarding operations and assets by segment in thousands is as follows: (unaudited)

                                                 Three Months Ended         Nine Months Ended
                                                        Nov 30,                  Nov 30,
                                                    2001       2000         2001        2000
                                                 --------    -------      --------    -------
   Net Sales:
      Electrical and Industrial Products         $ 23,133    $19,134      $ 64,003    $50,398
      Galvanizing Services                         12,124     12,952        38,433     40,106
                                                 --------    -------      --------    -------
                                                 $ 35,257    $32,086      $102,436    $90,504

   Operating Income (a):
      Electrical and Industrial Products         $  3,128    $ 3,325      $  9,761    $ 7,859
      Galvanizing Services                          2,005      2,005         5,592      7,649
                                                 --------    -------      --------    -------
                                                 $  5,133    $ 5,330      $ 15,353    $15,508

   General Corporate Expense                     $  1,320    $ 1,350      $  4,081     $3,999
   Interest Expense                                   538        560         1,442      1,801
   Other (Income) Exp., Net (b)                        (9)        31            71         33
                                                 --------    -------      --------    -------
                                                 $  1,849    $ 1,941      $  5,594    $ 5,833

   Income Before Income Taxes                    $  3,284    $ 3,389      $  9,759    $ 9,675
                                                 ========    =======      ========    =======

   Total Assets:
      Electrical and Industrial Products         $ 98,879    $46,964      $ 98,879    $46,964
      Galvanizing Services                         41,334     39,516        41,334     39,516
      Corporate                                     3,240      2,361         3,240      2,361
                                                 --------    -------      --------    -------
                                                 $143,453    $88,841      $143,453    $88,841
                                                 ========    =======      ========    =======



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

     In order to manage interest rate expense, the Company in February 1999, April 2000 and November 2001 entered into interest rate protection agreements (the Swap Agreements) to modify its interest characteristics from a variable rate to a fixed rate. The April 2000 Swap Agreement involves the exchange of interest obligations from April 2000 through April 2002 whereby the Company pays a fixed rate of 8.51% in exchange for a variable 30-day LIBOR plus 1.25%. At the end of November 2001 there was $7.7 million of debt covered by this swap agreement. The February 1999 Swap Agreement involves the exchange of interest obligations from February 1999 through February 2006 whereby the Company pays a fixed rate of 6.8% in exchange for a variable 30-day LIBOR plus 1.25%. At the end of November 2001 there was $6.1 million of debt covered by this swap agreement. The November 2001 Swap agreement involves the exchange of interest rate obligations from November 2001 through November 2005 whereby the Company pays a fixed rate of 5.89% in exchange for a variable 30-day LIBOR rate plus 2.25%. At the end of November 2001 there was $40 million of debt covered by this swap agreement. For the period ended November 30, 2001 the company had $53.8 million of debt covered by interest rate swaps.

     In accordance with the transition provisions of SFAS 133, on March 1, 2001, the Company recognized the cumulative effect of adoption as a charge of $296,000 to accumulated other comprehensive income (equity). The offsetting fair value of the initial two interest rate swaps was recognized in accrued liabilities. Through October 31, 2001, an additional $164,000 was accrued in association with the February 1999 and April 2000 swaps. In conjunction with its new financing the Company discontinued hedge accounting for these two swaps effective November 1, 2001. At November 30, 2001 the fair market value of the February 1999 and April 2000 swaps was a liability of $463,000. The new interest rate swap entered into on November 2001 was designated as a hedge of the Company's variable rate interest exposure and had a unrealized fair market value gain of $107,000 as of November 30, 2001. The accumulated balance in other comprehensive income was $353,000 for all three swaps at the end of November 30, 2001. This net amount will be charged to interest expense over the respective terms of the three swaps.

     Management does not expect the interest rate swaps to materially affect the Company's financial position or results of operations going forward.

     In June 2001, the Financial Accounting Standards Board issued Statements of Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for its preexisting goodwill and other intangible assets beginning the first quarter of fiscal 2003. Application of the non-amortization provision of the Statements is expected to result in an increase in net income after taxes of approximately $970,000 or 19 cents per share on an annual basis based on the current weighted average shares outstanding. During 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of March 1, 2002 and has not yet determined what the effect of these tests will have on earnings and financial position of the Company. As permitted under the new statements for acquisitions after June 30, 2001, for the newly acquired companies of Carter and Crawley and Central Electric Company purchased as of November 1, 2001, no goodwill amortization has been recognized. Further, a review was performed to segregate other intangibles assets from goodwill related to these purchases. The review determined there was only one intangible asset, other than goodwill, consisting of a fifteen-year non-compete with a previous owner.

6. Effective November 1, 2001, the Company acquired 100% of the outstanding stock of Central Electric Company, headquartered in Fulton, Missouri. Central Electric is made up of three operations consisting of the metal clad switchgear in Fulton, Missouri, the power center operation in Tulsa, Oklahoma, and relay panels and non-segmented bus duct in Nashville, Tennessee. The consolidated annual revenues of Central Electric Company were approximately $50 million with a backlog that approximates $44 million. As of November 30, 2001, the cost of the acquisition was approximately $29 million including transaction costs. The acquisition was paid for with approximately $17 million of cash; approximately $1.8 million (97,297 shares) in AZZ incorporated stock and the assumption of liabilities in the amount of approximately $10 million. The acquisition resulted in goodwill of approximately $16 million.

     On November 1, 2001, the Company also acquired the operating assets of Carter and Crawley, Inc., headquartered in Greenville, South Carolina for approximately $15 million in cash including transaction costs. The operating assets acquired included approximately $2 million in cash. Carter and Crawley, Inc. designs, manufactures, and installs relay panels and custom control systems for utilities and industrial manufacturers. The annual revenues of Carter and Crawley, Inc. were approximately $21.5 million for the unaudited year ended September 30, 2001. The acquisition of Carter and Crawley, Inc. resulted in goodwill of approximately $8 million.

     Both acquisitions were made to continue over strategy of offering more products to the same customer base. The acquisitions added switchgear and relay panels to our existing product offerings. In addition, the excess capacity of the acquired companies will enable us to consolidate operations and add additional capacity for our existing products. Both acquisitions were accounted for using the purchase method of accounting and are included in the Company's results of operations from the acquisition dates. For both acquisitions the preliminary purchase price adjustments have been included in the Company's November 30, 2001 financial statements but are still subject to further review, which could change the initial goodwill valuations. Further information that may affect the purchase price allocations consists primarily of appraisals related to certain assets acquired.

     The two new acquisitions were funded with a new $85 million bank syndicated finance agreement through Bank of America, N.A. The facility was arranged through four banks, with Bank of America, N.A., as the administrative agent. The new facility is comprised of a $40 million term note payable over four years and a $45 million revolving facility. The Company initially drew $40 million under the term loan and $25 million under the revolving line of credit. The Company utilized the initial $65 million draw from the bank facility to pay off existing debt and to fund the acquisitions completed on November 1, 2001.

     Listed below is the unaudited pro forma results of summary financial information which includes the Company's historical results of operation for the three and nine months ending November 30, 2001 and 2000 and that of the acquired entities for the same periods, adjusted for purchase accounting and other pro forma adjustments. The pro forma results for the three-month and nine-month periods include an expense for a non-recurring incentive plan. The plan was terminated prior to the acquisition on November 1, 2001 and these expenses will not be incurred going forward. For the three-month and nine-month periods ended November 30, 2001, the net of tax expense was $191,000 and $520,000 respectively. For the three-month and nine-month periods ended November 30, 2000, the net of tax expense was $715,000 and $900,000 respectively. This summary may not be indicative of what would have occurred had the acquisition been made prior to these periods or of results which may occur in the future.

                                Three Months Ended           Nine Months Ended
                               11/30/01     11/30/00      11/30/01      11/30/00
                               --------     --------      --------      --------
Net Sales ...................   $49,415      $47,707      $150,849      $141,530

Net Income ..................   $ 2,206      $ 2,296      $  7,755      $  7,079
                                =======      =======      ========      ========

Income Per Share

   Basic Earnings Per
   Share ....................   $   .42      $   .46      $   1.50      $   1.42
                                =======      =======      ========      ========
   Diluted Earnings Per
   Share ....................   $   .42      $   .45      $   1.48      $   1.39
                                =======      =======      ========      ========


7. Total comprehensive income for the three and nine months ended November 30, 2001 was a loss of $2,000 and $353,000, respectively. The difference between comprehensive income and net income for periods ended November 30, 2001 was related to the Company's interest rate swaps.

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
         Results of Operations
         ---------------------

                              RESULTS OF OPERATIONS
                              ---------------------

For the three-month and nine-month periods ended November 30, 2001, consolidated net sales increased 10% and 13%, respectively, as compared to the same periods in fiscal 2001. Net sales in the Electrical and Industrial Products Segment increased $4 million or 21% for the three-month period ended November 30, 2001, and $13.6 million or 27% for the nine-month period ended November 30, 2001, as compared to the same periods in fiscal 2001. For the three-month and nine-month periods net sales in the Electrical and Industrial Products Segment excluding the acquisitions of Central Electric Company, and Carter and Crawley, Inc. increased 2% and 20%, respectively, as compared to the same periods in fiscal 2001. Revenues for this segments electrical products increased 36% to $17.5 million for the three-month period ended November 30, 2001 and 33% to $45.4 million for the nine-month period ended November 30, 2001, as compared to the same periods in fiscal 2001. Excluding acquisitions the revenues for this segments electrical products increased 8% to $13.9 million for the three-month period and 23% to $41.8 million for the nine-month period ended November 30, 2001. These products continue to benefit from the robust markets they are participating in due to the deregulation of the power industry and the continued need for reliable electricity through out the United States. Revenues for this segments industrial products decreased 10% to $5.6 million for the three-month period ended November 30, 2001 and increased 14% to $18.6 million for the nine-month period ended November 30, 2001, as compared to the same periods in fiscal 2001. The decrease in the third quarter of the current fiscal year versus the same period last year is a direct result of the recession being experienced in the industrial market which is having a negative impact on our industrial products.

Backlog for the Electrical and Industrial Products Segment at the end of November 30, 2001, increased 200% to $102.7 million compared to $34.1 million at the end of November 30, 2000. Approximately $48 million of the increase came from the acquisition of Central Electric Company, and Carter and Crawley, Inc. The electrical products backlog increased $66.6 million to $97.4 million while the industrial products backlog increased $2 million to $5.3 million. Of the $66.6 million increase in backlog for the electrical products $48 million was from the two new acquisitions.

Net revenues in the Galvanizing Services Segment decreased $827,000 or 6% and $1.7 million or 4% for the three and nine-month periods ended November 30, 2001, respectively, as compared to the same periods in fiscal 2001. The severe downturn in the steel fabrication and telecommunication market negatively impacted revenues for this segment for the periods ended November 30, 2001.

Consolidated operating income (net sales less operating expenses) decreased 4% for the three-month period ended November 30, 2001 and was flat for the nine-month period ended November 30, 2001, as compared to the same periods in fiscal 2001. Operating income in the Electrical and Industrial Products Segment decreased $197,000 or 6% and increased $1.9 million or 24% for the three and nine-month periods ended November 30, 2001, respectively, as compared to the same periods in fiscal 2001. Operating income in the Electrical and Industrial Products Segment excluding the two newly acquired companies decreased $377,000 or 11% and increased $1.7 million or 22% for the three and nine-month periods ended November 30, 2001, respectively, as compared to the same periods in fiscal 2001. For the three-month period ended November 30, 2001, the operating income for the industrial products of this segment decreased 21% due lower sales volumes created by the depressed industrial market. Due to the increased operating profit for the first six-months of the current fiscal year the industrial products showed a increase of 11% for the nine-months ended November 30, 2001. In the Galvanizing Services Segment, operating income was unchanged for the three-month period and decreased $2.1 million or 27% for the nine-month period ended November 30, 2001 as compared to the same periods in fiscal 2001. The severe downturn of the steel fabrication and telecommunication market created pricing pressures to maintain market share. In addition increases in inflationary costs such as insurance, taxes and employee benefits couldn't be passed along through price increases due the pricing pressures in the markets served.

General corporate expenses (selling, general and administrative expense, and other (income) expense) for the three and nine-month periods ended November 30, 2001, increased $455,000 or 12% and $1.1 million or 10% as compared to the same periods in fiscal 2001. As a percent of sales, general corporate expenses were 12.2% and 12.1%, respectively, for the three and nine-month periods ended November 30, 2001, as compared to 11.9% and 12.4% to the same periods in fiscal 2001.

Net interest expense for the three and nine-month periods ended November 30, 2001, was $538,000 and $1.4 million, respectively, a decrease of 4% and 20%, respectively, compared to the same periods in fiscal 2001. The decrease is due to the reduction of outstanding debt balances for the first eight-months of the current fiscal year and reduced interest rates on our variable rate debt. Interest expense increased substantially for the month of November 2001 due to the acquisitions of Carter and Crawley, Inc. and Central Electric Company.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Net cash provided by operations was $9.9 million for the nine-month period that ended November 30, 2001, compared to $8.1 million for the same period in fiscal 2001. Net cash provided by operations was generated from $6 million in net income and $4.7 million in depreciation and amortization, offset by net changes in operating assets and liabilities of $800,000. During the nine-month period ended November 30, 2001, the acquisitions of Carter and Crawley, Inc. and Central Electric Company required $38.5 million in cash. In addition, capital improvements were made in the amount of $8.7 million, and cash dividends of $796,000 were paid. Of the $8.7 million in capital improvements $5 million was associated with the construction of our new galvanizing facility in Crowley, Texas. Proceeds from the exercise of stock options generated $1.9 million. The net change in bank debt from new borrowings and payments of outstanding debt was an increase $35.8 million for the nine-month period ended November 30, 2001. The increase was primarily due to the financing of the new acquisitions.

On November 1, 2001, the Company entered into a new syndicated banking agreement consisting of a $40 million term note and $45 million revolving line of credit. The revolving line of credit is contingent on the borrowing base availability of inventories and accounts receivables balances. At the end of November 2001 total bank debt consisted of $40 million of term debt payable over the next four years, $23 million of revolving debt and $135,000 of industrial revenue bonds. At November 30, 2001, the Company had approximately $5.5 million available under the revolving line of credit. The interest rate on the new $40 million term debt is 5.89% through the interest rate swap entered into November 2001. Through the interest rate swap the Company pays 5.89% in exchange for variable 30 day LIBOR rate plus 2.25%.

Management believes that its current credit facility coupled with the Company's borrowing capacity along with cash generated from operations will be sufficient to accommodate the Company's current operations, internal growth and possible acquisitions.

Other than the changes discussed above related to the new financing agreement and the related $40 million swap, the Company's exposure to market risks related to its financial instruments, including its interest rate swaps has not changed significantly since February 28, 2001.

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

                           PART II. OTHER INFORMATION

                                AZZ incorporated

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(A) Exhibits - There were no exhibits files with this 10-Q for the three months ended November 30, 2001.

(B) Reports on Form 8-K - AZZ incorporated filed one Form 8-K for the three-month period ended November 30, 2001 in association with the purchase of Carter and Crawley, Inc., and Central Electric Company, and the new syndicated bank financing agreement. In addition the Company filed one 8-KA for the three months ended November 30, 2001 for further disclosures associated with the acquisition of Central Electric Company.

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




Date:   1/14/02                        /s/ Dana Perry
        -------                        --------------------------------------
                                       Dana Perry, Vice President for Finance
                                       Chief Financial Officer