Form 10-K
period 2002-02-28
AZZ INC
filed 2002-05-24
CIK 8947

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K*

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: February 28, 2002

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-12777

                                AZZ incorporated
             (Exact name of registrant as specified in its charter)

                TEXAS                                 75-0948250
        (State of incorporation)         (I.R.S. Employer Identification Number)
     University Centre I, Suite 200
         1300 University Drive
           Fort Worth, Texas                              76107
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

The aggregate market value of Common Stock held by non-affiliates on May 13, 2002, was approximately $98,054,000. As of May 13, 2002, there were 5,002,731 shares of AZZ incorporated Common Stock $1.00 par value outstanding.

                       Documents Incorporated By Reference
Part III incorporates information by reference from the Proxy Statement for the 2002 Annual Meeting of Shareholders of Registrant.

--------------------------------------------------------------------------------

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

The Company offers products through two distinct business segments, Electrical and Industrial Products and the Galvanizing Services Segment.

The Company changed its name from Aztec Manufacturing Co. to AZZ incorporated on July 10, 2000. The Company believes the new name more effectively represents the scope of its business beyond manufacturing, reflects the changes in the Company over the past 10 years and better enables it to cross-leverage its marketing opportunities through the use of a common name and new image.

On November 1, 2001, the Company acquired 100% of the outstanding stock of Central Electric Company (CEC), headquartered in Fulton, Missouri. CEC is comprised of three operations consisting of a metal clad switchgear facility in Fulton, Missouri, a power center operation in Tulsa, Oklahoma and a relay panel and non-segmented bus-duct operation in Nashville, Tennessee. The consolidated annual revenues of CEC are expected to be approximately $50 million. The cost of the acquisition was $28.5 million including transaction costs. The acquisition was paid for with $26.7 million of cash; $1.8 million in AZZ incorporated stock (97,297 shares of common stock), which was valued based upon the average value of the stock at the time of the public announcement of the acquisition. The operating assets acquired included $1.2 million in cash.

On November 1, 2001, the Company also acquired the operating assets of Carter & Crawley, Inc., headquartered in Greenville, South Carolina for $15.4 million in cash including transaction costs. The operating assets acquired included $2.2 million in cash. Carter & Crawley, Inc. designs, manufactures and installs relay panels and custom control systems for utilities and industrial manufacturers. The annual revenues of Carter & Crawley are expected to be approximately $20 million.

Electrical and Industrial Products Segment

The Electrical and Industrial Products Segment produces highly engineered specialty electrical products as well as lighting and tubular products. The Company markets and sells its products throughout the global market place. The electrical portion of this segment designs, manufactures, and configures products that distribute electrical power to a generator, transformer, switching device or other electrical configurations. These electrical systems are supplied to the power generation, transmission and distribution markets as well as the industrial market. Also provided by this segment are industrial lighting and tubular products used for petrochemical and industrial applications. Lighting products are provided to the petroleum, food processing, and power generation industries, to consumer retail outlets and to industries with unique lighting challenges. The principal markets for tubular products is the petroleum industry. The markets for the Company's Electrical and Industrial Products Segment are highly competitive and consist of a few large national companies, as well as numerous small independents. Competition is based primarily on product quality, range of product line, price and service. While some of these companies are much larger and better financed than the Company, the Company believes that it can compete favorably with them. Copper, aluminum and steel are the primary raw materials used in this segment and are readily available. This segment's products are sold though manufacturers' representatives and its internal sales force. This segment is not dependent on any single customer or limited number of customers for as much as 10% of sales, and the loss of any single customer would not have a material adverse effect on consolidated revenues or net income of the Company. Backlog of orders was approximately $85.3 million at February 28, 2002, $34.8 million at February 28, 2001 and $31.2 million at February 29, 2000. All of the year-end backlog should be delivered during the next 18 months.

Orders included in the backlog are represented by contracts and purchase orders that the Company believes to be firm. Total employment in this segment is 839 persons.

Galvanizing Services Segment

The Galvanizing Services Segment provides hot dip galvanizing to the steel fabrication industry through facilities located throughout the South and Southwest United States. The eleven galvanizing plants of the Company are located in Texas, Louisiana, Alabama, Mississippi, Arkansas, and Arizona. Hot dip galvanizing is a metallurgical process by which molten zinc is applied to a customer's material. The zinc bonding provides corrosion protection of fabricated steel for extended periods of up to 50 years. Galvanizing is a highly competitive business and the Company competes with other independent galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternate forms of corrosion protection such as paint. The Company is limited, to some extent, in its galvanizing market to areas within a close proximity of its existing locations due to freight cost. Zinc, the principal raw material used in the galvanizing process, is readily available, but has volatile pricing. The Company manages its exposure to commodity pricing of zinc by utilizing contracts with zinc suppliers that include protective caps to guard against rising commodity prices. This segment typically serves fabricators and/or manufacturers involved in the highway construction, electrical utility, transportation, water treatment, agriculture, petrochemical and chemical, pulp and paper industries, and numerous OEM's. The market in general is broken into two major categories, being large structural steel projects and custom fabrication. This segment is not dependent on any single customer or limited number of customers for as much as 10% of sales, and the loss of any customer would not have a material adverse effect on consolidated revenues or net income of the Company. The backlog of galvanizing orders generally is nominal due to the short time requirement involved in the process. Total employment in this segment is 416 persons.

General

The Company does not have a material portion of business that may be subject to renegotiations of profits or termination of contracts or subcontracts at the election of the government. There were no material amounts spent on research and development activities during the proceeding three fiscal years.

Environmental

The Company is subject to various environmental protection reviews by state and federal government agencies. The ultimate liability, if any, which might result from such reviews or additional clean-up and remediation expenses cannot presently be determined; however, as a result of an internal analysis and prior clean-up efforts, management believes the results will not have a material impact on the Company and that the recorded reserves for estimated losses are adequate. The Company has reserved $590,000 and $186,000 as of February 28, 2002 and 2001, respectively, for estimated losses related to environmental liabilities.

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

Executive Officers of the Registrant

                                        Business Experience for Past
        Name            Age     Five Years; Position or Office with Registrant                  Held Since
------------------      ---     ----------------------------------------------                  ----------
L. C. Martin            76      Chairman of the Board                                              1987
                                Chief Executive Officer                                          1968-2001
                                President                                                        1965-1998

David H. Dingus         54      President and Chief Executive Officer                              2001
                                President and Chief Operating Officer                            1998-2000
                                President and Chief Executive Officer of Reedrill Corp           1989-1998

Dana L. Perry           53      Vice President of Finance, Chief Financial Officer, Asst. Sec.     1992

Fred L. Wright, Jr.     61      Senior Vice President/Galvanizing Services Segment                 1992

Clement H. Watson       55      Vice President Sales, Electrical Products                          2000
                                Vice President Marketing and Sales Pulsafeeder, Inc.             1995-2000

John V. Petro           56      Vice President, Electrical Products                                2001
                                General Manager of CGIT, Inc.                                    1995-2001

Each executive officer was elected by the Board of Directors to hold office until the next Annual Meeting or until his successor is elected. There are no family relationships between Executive Officers of the Registrant.

Item 2.  Properties

The following table sets forth information about the Company's principal facilities owned on February 28, 2002:

                                            Buildings/
Location                    Land/Acres      Sq. Footage    Segment/Occupant
--------                    ----------      -----------    ----------------
Crowley, Texas                123.5             201,000    Electrical and Industrial Products
Houston, Texas                 37.0              36,000    Electrical and Industrial Products
Jackson, Mississippi            6.7              58,700    Electrical and Industrial Products
Pittsburg, Kansas              15.3              86,000    Electrical and Industrial Products
Westborough, Massachusetts        -     (Leased) 36,400    Electrical and Industrial Products
Fulton, MO                        -     (Leased) 85,000    Electrical and Industrial Products
Nashville, TN                     -     (Leased) 60,000    Electrical and Industrial Products
Tulsa, OK                         -     (Leased) 66,000    Electrical and Industrial Products
Greenville, SC                    -     (Leased) 65,000    Electrical and Industrial Products
Crowley, Texas                 28.5              79,200    Galvanizing Services
Houston, Texas                  8.7              25,800    Galvanizing Services
Houston, Texas                  5.4              67,400    Galvanizing Services
Waskom, Texas                  10.6              30,400    Galvanizing Services
Beaumont, Texas                12.9              33,700    Galvanizing Services
Moss Point, Mississippi        13.5              16,000    Galvanizing Services
Jackson, Mississippi            5.6              22,800    Galvanizing Services

                                         Buildings/
Location                  Land/Acres     Sq. Footage      Segment/Occupant
--------                  ----------     -----------      ----------------
Citronelle, Alabama          10.8             34,000      Galvanizing Services
Goodyear, Arizona            11.75            36,800      Galvanizing Services
Prairie Grove, Arkansas      11.5             34,000      Galvanizing Services
Belle Chasse, Louisiana       9.5             34,000      Galvanizing Services
Port Allen, Louisiana        22.2             48,700      Galvanizing Services
Fort Worth, Texas             -      (Leased) 15,300      Corporate Office

Item 3.  Legal Proceedings

Environmental Proceedings

The Company is subject to various environmental protection reviews by state and federal government agencies. The ultimate liability, if any, which might result from such reviews or additional clean-up and remediation expenses cannot presently be determined; however, as a result of an internal analysis and prior clean-up efforts, management believes the results will not have a material impact on the Company and that the recorded reserves for estimated losses are adequate. The Company has reserved $590,000 and $186,000 as of February 28, 2002 and 2001, respectively, for estimated cost related to environmental compliance.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended February 28, 2002, to a vote of security holders through the solicitation of proxies or otherwise.

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

The following table sets forth the high and low sales prices of the Company's Common Stock on the New York Stock Exchange on a quarterly basis and dividends declared during the period indicated. During fiscal 2002 the Company paid cash dividends totaling approximately $796,000 or $.16 per share.

------------------------------------------------------------------------------------------------
               Quarter Ended        Quarter Ended        Quarter Ended          Quarter Ended
                  May 31,             August 31,          November 30,           February 28,
------------------------------------------------------------------------------------------------
Per Share     2001       2000     2001       2000      2001         2000      2002         2001
------------------------------------------------------------------------------------------------
High         $22.50    $16.625   $25.75   $22.9375    $21.35      $19.375    $21.50     $18.6875
------------------------------------------------------------------------------------------------
Low          $15.90    $ 10.25   $19.00   $ 14.625    $14.20      $15.000    $16.90     $ 16.625
------------------------------------------------------------------------------------------------
Dividends        (a)
Declared     $ 0.16          -        -          -         -            -         -
------------------------------------------------------------------------------------------------

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

The approximate number of holders of record of common stock of Registrant at May 13, 2002 was 764.

(a) A cash dividend of $.16 per share was declared on March 27, 2001, and was paid on April 27, 2001.

Item 6.  Selected Financial Data

                                                                       Fiscal Year
                                         ------------------------------------------------------------------------
                                            2002(g)         2001         2000(a)          1999         1998(d)
                                         ------------  -------------  -------------  -------------  -------------
                                                        (In thousands, except per share amounts)
Summary of operations:
   Net sales                               $152,917       $121,406        $92,544        $80,922       $75,479
   Net income                                 7,804          8,172          6,593     (b)  4,874    (e)  7,220

Earnings per share:
   Basic earnings per common share         $   1.53       $   1.67        $  1.39     (b)$   .87    (e)$  1.21
   Diluted earnings per common share           1.50           1.63           1.38     (b)    .86    (e)   1.19


Total assets                               $147,044       $ 88,368        $84,804        $58,399       $57,902
Long-term debt                               53,550         22,947         31,075         20,266        11,321
Total liabilities                            92,293         44,988         51,783         31,514        23,582
Shareholders' equity                         54,751         43,380         33,021     (c) 26,885        34,320
Working capital                              26,761         18,732         15,128         15,033        16,731


Cash provided by operating activities      $ 14,150       $ 12,372        $13,833         $8,774       $ 2,698
Capital expenditures                         12,772          5,099          4,152          6,992         3,395
Depreciation & amortization                   6,347          5,838          4,770          3,630         3,035
Cash dividend per common share          (f)     .16    (f)       0        $   .16         $  .12       $   .10

Weighted average shares outstanding           5,117          4,892          4,753          5,614         5,968

(a) Includes the acquisition of CGIT and Westside in September 1999 and February 2000, respectively.
(b) Includes a pretax charge of $914,000 (or 10 cents per share) for the liquidation and write-down of tubular goods inventories.
(c) Includes the repurchase of approximately 1.2 million shares of the Company's common stock at a cost of $11.9 million.
(d) Includes the acquisition of three subsidiaries in March 1997, December 1997, and February 1998.
(e) Includes a one-time tax benefit of approximately $1,076,000 (or 18 cents per share).
(f) A cash dividend of $.16 per share was declared on March 27, 2001, and was paid on April 27, 2001.
(g) Includes the acquisitions of Central Electric Company and Carter & Crawley, Inc. on November 1, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations

AZZ incorporated (the "Company") operates two distinct segments, Electrical and Industrial Products Segment and Galvanizing Services Segment. The Electrical and Industrial Products Segment serves the power generation, transmission and distribution market as well as the industrial market. The Galvanizing Services Segment consists of eleven hot dip galvanizing facilities located throughout the South and Southwest United States that provides a value added galvanizing service to the steel fabrication industry.

Management believes that the following commentary appropriately discusses and analyzes the comparative results of operations and the financial conditions of the Company for the periods covered.

General

For the fiscal year-ended February 28, 2002, the Company recorded record revenues of $152.9 million compared to the prior year's revenues of $121.4 million. Approximately 68% of the Company's revenues were generated from the Electrical and Industrial Products Segment and approximately 32% were generated from the Galvanizing Services Segment. Net income for fiscal 2002 was $7.8 million compared to $8.2 million in the prior fiscal year. Net income as a percent of sales was 5.1% for fiscal 2002 as compared to 6.7% for fiscal 2001. The reduction in net income as a percentage of sales was primarily due to lower operating margins in the Company's Galvanizing Services Segment and the industrial products within the Electrical and Industrial Products Segment. These lower margins were a result of the overall downturn of the general economy. Earnings per share decreased by 8% to $1.50 per share for fiscal 2002 compared to $1.63 per share in the prior fiscal year, on a diluted basis.

Results of Operations

Year ended February 28, 2002 (2002) compared with year ended February 28, 2001
(2001)

Revenues

The Company's consolidated net revenues for fiscal 2002 increased by $31.5 million or 26%, as compared to fiscal 2001.

The Electrical and Industrial Products Segment produces highly engineered specialty products supplied to the power generation, transmission and distribution market as well as lighting and tubular products to the industrial market. The segment recorded record revenues for fiscal 2002 of $103.3 million, an increase of 50% over the prior year results of $68.9 million. These results were aided by the acquisitions of Central Electric Company and Carter & Crawley Inc. on November 1, 2001. These acquisitions reinforce the Company's strategy of broadening our range of products that we are able to offer to our existing customer base. Excluding the acquisitions, revenues for the Electrical and Industrial Products Segment increased 17% to $80.8 million for fiscal 2002. The Electrical and Industrial Products Segment ended fiscal 2002 with a backlog of $85.3 million, an increase of 145% from the prior year's backlog of $34.8 million. The backlog excluding acquisitions increased 34% to $46.5 million for fiscal 2002. The electrical products backlog increased $51.5 million to $81.5 million. Approximately 75% of the $51.5 million increase is associated with the acquired companies, which ended fiscal 2002 with a backlog of $38.8 million. The remaining 25% increase is due to the dynamic market in which the existing electrical products served during fiscal 2002. The industrial products backlog decreased 21% to $3.8 million due the slow down in the petroleum and industrial markets as well as the economic downturn in the general economy.

Revenues for this segment's electrical products increased 72% to $80.1 million for fiscal 2002 as compared to $46.5 million in fiscal 2001. Revenues from the acquisitions of Central Electric Company and Carter & Crawley, Inc. for four months of the Company's ownership was $22.4 million. Revenues for the electrical products excluding the acquisitions was $57.7 million for fiscal 2002, as compared to $46.5 million in fiscal 2001, an increase of 24%. Increased demand for these products continued in fiscal 2002 as a result of the need for new power plants and the upgrading of existing power plants in order to supply economical and reliable electricity. The Company's prior year's expansions and acquisitions have enabled it to capitalize on the growth in the power industry market. Recent developments, which have impacted the capital markets funding for new projects, have caused delays and cancellations of domestic power plant construction planned for 2003 and beyond. Even though the current problems in the power generation industry tempers our short term optimism, the Company believes the long term need to expand power generation capacity is a basic one that should resume once the capital markets are sorted out.

Revenues for industrial products of the Electrical and Industrial Products Segment increased 4% to $23.2 million for fiscal 2002 as compared to $22.4 million for fiscal 2001. The growth was due to increased demand for petroleum products during the first half of fiscal 2002. The Company was notified in the fourth quarter of fiscal 2002 that it was being replaced as a supplier of a product being offered to the automotive industry. This product generated revenues of $950,000 for fiscal 2002 and $890,000 for fiscal 2001.

The Company's Galvanizing Services Segment, which is made up of eleven hot dip galvanizing facilities, generated revenues of $49.6 million, a 6% decrease from the prior year's revenues of $52.5 million. The downturn in the general economy and the severe downturn of the telecommunication industry contributed to lower revenues for this segment. This segment historically has closely followed the direction of the overall industrial segment of the domestic economy.

Operating Income

The Company's consolidated operating income (see note 11 to Note to Consolidated Financial Statements) increased 4% to $21.8 million in fiscal 2002 as compared to $20.9 million in fiscal 2001. Increased revenues for the Electrical and Industrial Segment produced the improvement in operating income for fiscal 2002. Consolidated operating margins as a percent of sales declined in fiscal 2002 to 14.2% from the previous years operating margins of 17.2% as a result of declining margins in the Galvanizing Services Segment.

In the Electrical and Industrial Products Segment, operating income for fiscal 2002 increased to $14.6 million, an increase of 29% as compared to $11.3 million in fiscal 2001. These results were aided by acquisitions of Central Electric Company and Carter & Crawley on November 1, 2001. Excluding the acquisitions, operating income increased to $13.1 million for fiscal 2002, an increase of 16%, as compared to $11.3 million in fiscal 2001. Operating margins for this segment were 14.1% for fiscal 2002 as compared to 16.4% for fiscal 2002.

Operating income for this segment's electrical products increased 45% to $11.2 million for fiscal 2002 as compared to $7.7 million in fiscal 2001. The acquisitions made on November 1, 2001 contributed operating income of $1.5 million for fiscal 2002. The additional $2 million of increased operating income, excluding acquisitions, is a result of increased demand for the segment's electrical systems. Margins for electrical products were 14% for fiscal 2002 compared to 16.6% for fiscal 2001. The decline in operating margins is a result of the lower margin products offered by the recent acquisitions as compared with the Company's existing electrical products.

Operating income for this segment's industrial products decreased 5% to $3.4 million in fiscal 2002 as compared to $3.6 million in fiscal 2001. Operating margins for industrial products were 14.4% for fiscal 2002 compared to 15.8% in fiscal 2001. Pricing pressures on these products in order to maintain market share contributed to lower margins. During the fourth quarter of fiscal 2002 the Company was notified it was being replaced with an alternative vendor for it's product offered to the automotive industry. Due to the effects of the loss of this product and current economic conditions in the industrial market, management has instituted cost reducing measures.

In the Galvanizing Services Segment, operating income decreased 26% to $7.2 million for fiscal 2002 as compared $9.7 million in fiscal 2001. Operating margins were 15% for fiscal 2002 as compared to 18% in fiscal 2001. Operating income and margins were impacted by higher natural gas and zinc costs for the first half of fiscal 2002. In addition this segment experienced significant reductions in sales volumes due to the downturn in the general economy. During the fourth quarter of fiscal 2002, management instituted cost reductions to offset a portion of the effect of lower sales volumes. As of the end of fiscal 2002 it appears the prices for zinc and natural gas have stabilized.

General Corporate Expense

General corporate expenses for fiscal 2002 were $6.4 million, an increase of 23% from fiscal 2001. As a percent of sales, general corporate expenses were 4.2% for fiscal 2002 as compared to 4.3% in fiscal 2001.

Interest expense for fiscal 2002 was $2.4 million, an increase of 3% as compared to fiscal 2001. The additional debt required to purchase the acquisitions of Central Electric Company and Carter & Crawley Inc. created the additional interest expense. A portion of the increased interest costs associated with the acquisitions was offset by lower variable interest rates.

Provision For Income Taxes

The provision for income taxes reflects an effective tax rate of 38% for fiscal 2002 and 37.7% for fiscal 2001. The increase in the effective tax rate is a result of higher state taxes and increased non-deductible expenses.

Year ended February 28, 2001 (2001) compared with year ended February 29, 2000
(2000)

Revenues

The Company's consolidated net revenues for fiscal 2001 grew by $28.9 million or 31% over the prior year.

The Electrical and Industrial Products Segment recorded revenues for fiscal 2001 of $68.9 million, an increase of 34% over the prior year results of $51.5 million. These results were aided by the inclusion of a full year of results of operations associated with the acquisition made on September 1, 1999, which added to the segment's capacity to manufacture electrical products. The Electrical and Industrial Products Segment ended fiscal 2001 with a backlog of $34.8 million, up 12% from the prior year's backlog of $31.2 million. The backlog increased for both electrical and industrial products. The electrical products backlog increased $2.4 million to $30 million primarily from inclusion of backlog in the amount of $4.5 million associated with the acquisition made in fiscal 2000. The industrial products backlog increased by $1.2 million to $4.8 million due to increased demand from the petroleum industry for the segment's industrial products.

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

The Company's Galvanizing Services Segment, which is made up of eleven hot dip galvanizing facilities, generated record revenues of $52.5 million for fiscal 2001, a 28% increase over the prior year's revenues of $41.1 million. The acquisition of the Company's eleventh galvanizing facility on January 31, 2000 added an additional $8.1 million in revenue for fiscal 2002. Revenues for the Galvanizing Services Segment excluding the prior year acquisition were $44.4 million in the current fiscal year as compared to $40.4 million in the prior fiscal year, a 10% increase. This improvement was associated with higher volumes due to increased demand for galvanized products from pole and tower manufacturers as well as other areas of the telecommunications industry.

Operating Income

The Company's consolidated operating income (see note 11 to Notes to Consolidated Financial Statements) increased 27% to $20.9 million in fiscal 2001 as compared to $16.5 million in fiscal 2000. The Company's increased operating income for fiscal 2001 is the result of increased revenues in both segments of the Company's business. Consolidated operating margins were 17.2% for fiscal 2001 compared to 17.9% in fiscal 2000 as a result of declining operating margins in the Galvanizing Services Segment.

In the Electrical and Industrial Products Segment, operating income for fiscal 2001 increased to $11.3 million, up 61% from $7 million in fiscal 2000. Operating margin in this segment improved for fiscal 2002 to 16.3%, a 20% increase from the prior year's operating margin of 13.6%.

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

Operating income for this segment's industrial product sales increased 108% to $3.6 million for fiscal 2001 as compared to $1.7 million for fiscal 2000. The increase in operating income for these products is due to higher revenues and improved margins. This group's operating income also benefited from the increased demand for the two new products first offered in fiscal 2000. The new products serve the retail lighting market and automotive industry, contributing $28,000 and $290,000, respectively, to operating income. Operating margins improved to 15.8% for fiscal 2001 as compared to 9.3% for fiscal 2000 a 70% increase. The improved margins were a result of increased volumes allowing for improved efficiencies due to an upturn in the petroleum market, one of the markets served by these products.

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

Liquidity and Capital Resources

The Company has historically met its liquidity and capital resource needs through a combination of cash flows from operating activities and bank borrowings. The Company's cash requirements are generally for operating activities, acquisitions, capital improvements, and debt repayment. The Company believes that working capital, borrowing capabilities, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, debt repayment and possible future acquisitions.

The Company's operating activities generated cash flows of approximately $14.2 million, $12.4 million, and $13.8 million during fiscal 2002, 2001,and 2000, respectively. Cash flow from operations in fiscal 2002 included net income in the amount of $7.8 million, depreciation and amortization in the amount of $6.3 million, and net changes in operating assets and liabilities and other increases in cash flows from operations of $100,000.

Through the use of cash flows and bank debt, the Company made $12.8 million in capital improvements, which included the construction of a new galvanizing facility located in Crowley, Texas to replace an outdated facility at the same location. The Company also purchased 100% of the outstanding stock of Central Electric Company and the operating assets of Carter & Crawley Inc., net of cash for a total purchase price of $38.8 million. The breakdown of capital spending by segment can be found in Note 11 of Notes to Consolidated Financial Statements. Cash dividends were paid early in fiscal 2002 in the amount of $796,000, but no dividend was declared or paid early in fiscal 2003 and no resumption of a cash dividend is currently anticipated.

On November 1, 2001, the Company entered into a new syndicated credit facility, which replaced the previous term notes and revolving line of credit. This agreement includes a $40 million term facility and a $45 million revolving credit facility. The revolving credit is contingent on asset-based collateral of inventories and accounts receivables. The $40 million term note is payable in $10 million installments over the next four years. At the end of fiscal 2002, the Company had $40 million outstanding under the term note and $23.5 outstanding on the revolving credit facility. At February 28, 2002, the Company had approximately $7.9 million available under the revolving credit facility.

The Company utilizes interest rate swap agreements to protect against volatile interest rates and manage interest rate expense. At February 28, 2002, the Company has a $5.7 million interest rate swap agreement entered into in February 1999 at a fixed rate of 6.8%. The Company has an additional $7.4 million interest rate swap agreement entered into in April 2000 for a fixed rate of 8.51%. On November 1, 2001, the Company entered into an interest rate swap agreement covering an additional $40 million of debt at a fixed rate of 5.89%. In conjunction with the Company's new financing agreement the Company discontinued hedge accounting for the February 1999 and April 2000 interest rate swaps effective November 1, 2001. At February 28, 2002 the fair value of these two swaps was a liability of $291,000. The November 2001 interest rate swap, which was designated as a hedge of the Company's variable rate interest, has an unrealized loss of $60,000 as of February 28, 2002. The accumulated balance in other comprehensive income is $241,000, net of tax of $145,000, as of February 28, 2002. This amount will be charged to interest expense over the respective terms of the three swaps.

The Company's current ratio was 1.70 to 1 at the end of fiscal 2002, as compared to 1.88 to 1 in fiscal 2001. Shareholder equity grew 26% during fiscal 2002 to $54.8 million ($10.70 per share). Long-term debt as a percent of shareholders equity was 98% for fiscal 2002 as compared to 53% in fiscal 2001. The increase in long-term debt as a percent of shareholder's equity for fiscal 2002 is the result of additional long-term debt to complete the purchase of the Company's two acquisitions on November 1, 2001.

Inflation has not had a significant impact on the Company's operations in recent years; however, the Company attempts to recover any cost increases through improvements to its manufacturing process and through increases in price where competitively feasible.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires the Company to make estimates that affect the reported value of assets, liabilities, revenues and expenses. The Company's estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, and form the basis for the Company's conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic conditions change. The use of estimates is pervasive throughout the Company's financial statements, but accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities and revenue recognition. More information regarding significant accounting policies can be found in Note 1 of Notes to Consolidated Financial Statements

Allowance for Doubtful Accounts- The carrying value of the accounts receivables is continually evaluated based on the likelihood of collection. An allowance is maintained for estimated losses resulting from our customer's inability to make required payments. The allowance is determined by historical experience of uncollected accounts, the level of past due accounts, overall level of outstanding accounts receivables, information about specific customers with respect of their inability to make payments and future expectations of conditions that might impact the collectibility of accounts receivables. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accruals for Contingent Liabilities- The amounts the Company records for claims such as insurance recoverables, warranty and other contingent liabilities requires the Company to make judgments regarding the amount of expenses that will ultimately be incurred. The Company uses past history and experience, as well as other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than the Company's estimates.

Revenue Recognition - Revenue is recognized for the Galvanizing Services segment upon completion of the galvanizing services or shipment of product. Revenue is recognized for the Electrical and Industrial Products segment upon shipment of product or customer receipt of product, or based upon percentage of completion method as contract services are performed. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to estimated total contract costs at completion. Contract costs include direct labor and material, and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are estimable. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.

Impact of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations", and SFAS No. 142 "Goodwill and Other Intangible Assets", (Statement 142) effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003, except, as provided for under Statement 142, goodwill and indefinite-lived intangible assets resulting from acquisitions completed after June 30, 2001 have not been amortized. In 2002, the Company recognized $537,000 of tax-deductible goodwill amortization expense and $702,000 of non-tax deductible goodwill amortization expense. Application of the non-amortization provisions of Statement 142 is expected to result in an increase in income before income taxes of approximately $1,239,000 in 2003 based on goodwill amortization occurring in 2002 that will not occur in 2003. As of March 1, 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and has determined that these tests will not have an effect on the earnings and financial position of the Company.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently evaluating the effect, if any, this Statement will have on its financial statements and related disclosures.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. The new Statement supercedes current accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the effects of the disposal of a business. The Company is currently evaluating the effect, if any, this Statement will have on its financial statements and related disclosures.

Forward Looking Statements

This Report contains, and from time to time the Company or certain of its representatives may make, "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as "anticipate," "expect," "estimate," "intend," "should," "may," "believe," and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company's control. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to, many of the matters described in this Report: change in demand, prices and raw material cost, including zinc and natural gas which is used in the hot dip galvanizing process; changes in the economic conditions of the various markets the Company serves, foreign and domestic, including the market price for oil and natural gas; customer requested delay of shipments, acquisition opportunities, adequacy of financing, and availability of experienced management employees to implement the Company's growth strategy; and customer demand and response to products and services offered by the Company. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk relating to the Company's operations results primarily from changes in interest rates and commodity prices. The Company has only limited involvement with derivative financial instruments and is not a party to any leveraged derivatives.

The Company manages its exposures to changes in interest rates by optimizing the use of variable and fixed rate debt. The Company had approximately $23.6 million of variable rate borrowings at February 28, 2002 after its hedges. In November 2001, the Company entered into a interest rate protection agreement with its lender to modify the interest characteristics of $40 million of debt from variable rate to a fixed rate. In conjunction with the Company's new financing agreement the Company discontinued hedge accounting for the February 1999 and April 2000 interest rate swaps effective November 1, 2001. At February 28, 2002 the fair value of these two swaps was a liability of $291,000. The November 2001 interest rate swap, which was designated as a hedge of the Company's variable rate interest, has an unrealized loss of $60,000 as of February 28, 2002. The accumulated balance in other comprehensive income is $241,000, net of tax of $145,000, as of February 28, 2002. This amount will be charged to interest expense over the respective terms of the three swaps. The Company believes it has adequately protected itself from increased interest cost under these financial arrangements.

The Company manages its exposures to commodity prices, primarily zinc used in its Galvanizing Services Segment, by utilizing contracts with its zinc suppliers that include protective caps to guard against rising commodity prices. Management believes these contractual agreements ensure adequate supplies and partial offset against exposure to commodity price swings.

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

Item 8.  Financial Statements and Supplementary Data

The Report of Independent Public Accountants, Financial Statements and Notes to Financial Statements follow.

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Shareholders
AZZ incorporated

We have audited the accompanying consolidated balance sheets of AZZ incorporated as of February 28, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AZZ incorporated at February 28, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States.

                              /s/ Ernst & Young LLP
Fort Worth, Texas
March 29, 2002

--------------------------------------------------------------------------------
AZZ incorporated  CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

Years ended February 28, 2002 and 2001, and February 29, 2000

                                                             2002                 2001                 2000
                                                       --------------       --------------         -------------
Net sales                                              $  152,917,307       $  121,405,601         $  92,544,434
Costs and expenses:
    Cost of sales                                         119,001,867           90,674,069            68,030,479
    Selling, general, and administrative                   18,700,183           15,187,907            12,307,958
    Net (gain) loss on sale of property, plant
       and equipment                                          (37,631)              11,015               (44,851)
    Interest expense                                        2,409,871            2,331,515             1,674,434
    Other expense, net                                        245,850               73,865                27,229
                                                       --------------       --------------         -------------
                                                          140,320,140          108,278,371            81,995,249
                                                       --------------       --------------         -------------

Income before income taxes                                 12,597,167           13,127,230            10,549,185

Income tax expense                                          4,793,053            4,955,161             3,955,945
                                                       --------------       --------------         -------------

    Net income                                         $    7,804,114       $    8,172,069         $   6,593,240
                                                       ==============       ==============         =============

Earnings per common share:
    Basic                                              $         1.53       $         1.67        $         1.39
    Diluted                                            $         1.50       $         1.63        $         1.38

See accompanying notes.

--------------------------------------------------------------------------------
AZZ incorporated CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

February 28, 2002 and 2001

Assets                                                                          2002                 2001
------                                                                     ---------------      -------------
Current assets:
     Cash and cash equivalents                                             $    1,737,876       $  1,446,502
     Accounts receivable, net of allowance for doubtful accounts of
       $758,000 in 2002 and $649,000 in 2001                                   32,927,725         21,576,988
     Inventories                                                               23,336,228         13,379,371
     Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                    4,130,982          2,432,765
     Deferred income taxes                                                      1,706,294            789,247
     Prepaid expenses and other                                                   990,438            416,710
                                                                           ---------------      -------------
         Total current assets                                                  64,829,543         40,041,583

Property, plant, and equipment, at cost:
    Land                                                                        2,078,693          2,027,431
    Buildings and structures                                                   23,085,750         21,495,459
    Machinery and equipment                                                    29,372,556         24,294,097
    Furniture and fixtures                                                      3,367,780          2,446,544
    Automotive equipment                                                        1,894,252          1,556,787
    Construction in progress                                                    6,792,077            819,950
                                                                           ---------------      -------------
                                                                               66,591,108         52,640,268
    Less accumulated depreciation                                             (27,781,500)       (23,889,839)
                                                                           ---------------      -------------
         Net property, plant, and equipment                                    38,809,608         28,750,429

Goodwill, less accumulated amortization of $5,378,000 in 2002 and
    $4,139,000 in 2001                                                         41,262,104         19,120,158
Other assets                                                                    2,142,615            455,475
                                                                           ---------------      -------------

                                                                           $  147,043,870       $ 88,367,645
                                                                           ===============      =============

--------------------------------------------------------------------------------
AZZ incorporated CONSOLIDATED BALANCE SHEETS (Continued)
--------------------------------------------------------------------------------

February 28, 2002 and 2001

Liabilities and Shareholders' Equity                                       2002                  2001
------------------------------------                                  --------------        -------------
Current liabilities:
    Accounts payable                                                  $   17,150,563        $   9,221,135
    Income tax payable                                                        96,943              213,507
    Accrued salaries and wages                                             2,744,684            2,515,380
    Other accrued liabilities                                              8,013,630            4,954,209
    Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                  18,132               60,093
    Long-term debt due within one year                                    10,045,000            4,345,284
                                                                      --------------        -------------
         Total current liabilities                                        38,068,952           21,309,608

Long-term debt due after one year                                         53,550,000           22,947,087

Deferred income taxes                                                        673,663              730,941

Shareholders' equity:
    Common stock, $1 par value; 25,000,000 shares authorized;
       6,304,580 shares issued at February 28, 2002 and 2001               6,304,580            6,304,580
    Capital in excess of par value                                        13,689,392           11,777,305
    Retained earnings                                                     44,740,066           37,731,715
    Cumulative other comprehensive income                                   (241,123)                   -
    Less common stock held in treasury, at cost (1,047,199 shares
       in 2002 and 1,336,343 shares in 2001)                              (9,741,660)         (12,433,591)
                                                                      --------------        -------------
         Total shareholders' equity                                       54,751,255           43,380,009
                                                                      --------------        -------------

                                                                      $  147,043,870        $  88,367,645
                                                                      ==============        =============

See accompanying notes.

--------------------------------------------------------------------------------
AZZ incorporated  CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

Years ended February 28, 2002 and 2001, and February 29, 2000

                                                                         2002            2001            2000
                                                                    -----------------------------------------------
Cash flows from operating activities:
    Net income                                                       $  7,804,114    $  8,172,069    $  6,593,240
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation                                                  5,012,977       4,520,179       3,711,319
          Amortization                                                  1,333,810       1,317,675       1,059,046
          Non-cash compensation expense                                   226,947         300,110               -
          Provision for doubtful accounts                                 253,971         280,721       1,059,046
          Deferred income tax benefit                                    (265,807)       (301,133)       (380,599)
          Net (gain) loss on sale of property, plant and equipment        (37,631)         11,015         (44,851)
          Effects of changes in operating assets and
          liabilities, net of acquisition of subsidiaries:
                 Accounts receivable                                    1,774,030      (1,914,984)     (4,171,042)
                 Inventories                                             (477,986)       (826,053)        285,279
                 Prepaid expenses and other                              (492,263)        (34,663)         15,520
                 Other assets                                            (339,238)        111,337        (121,852)
                 Net change in billings related to costs and
                    estimated earnings on uncompleted contracts        (1,276,369)     (2,290,872)      1,811,061
                 Accounts payable                                       2,478,535       1,918,436       2,565,852
                 Accrued salaries and wages                              (498,392)        635,619         689,537
                 Other accrued liabilities and income taxes            (1,346,682)        472,824       1,522,436
                                                                    -----------------------------------------------

          Net cash provided by operating activities                    14,150,016      12,372,280      13,833,433

Cash flows from investing activities:
    Proceeds from the sale of property, plant and equipment                72,995          86,870         252,429
    Purchases of property, plant and equipment                        (12,772,087)     (5,098,534)     (4,152,446)
    Acquisition of subsidiaries, net of cash acquired                 (38,765,992)              -     (21,133,219)
    Proceeds from the sale of long-term investments                             -         200,000               -
                                                                    -----------------------------------------------

          Net cash used in investing activities                       (51,465,084)     (4,811,664)    (25,033,236)

--------------------------------------------------------------------------------
AZZ incorporated CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
--------------------------------------------------------------------------------

Years ended February 28, 2002 and 2001, and February 29, 2000

                                                                            2002               2001               2000
                                                                      ----------------------------------------------------
Cash flows from financing activities:
    Proceeds from revolving loan                                        $ 28,000,000       $  6,750,000         12,147,000
    Proceeds from long-term debt                                          40,000,000                  -         17,500,000
    Payments on revolving loan                                           (10,250,000)       (10,500,000)       (10,397,000
    Payments on long-term debt                                           (21,447,371)        (4,400,632)        (7,267,969)
    Cash dividends paid                                                     (795,763)          (770,568)          (566,872)
    Proceeds from exercise of stock options                                2,099,576          1,534,055            312,600
    Purchase of treasury stock                                                     -            (55,108)                 -
                                                                        --------------------------------------------------

          Net cash provided by (used in) financing activities             37,606,442         (7,442,253)        11,727,759
                                                                        --------------------------------------------------

          Net increase in cash and cash equivalents                          291,374            118,363            527,956

Cash and cash equivalents at beginning of year                             1,446,502          1,328,139            800,183
                                                                        --------------------------------------------------

Cash and cash equivalents at end of year                                $  1,737,876       $  1,446,502       $  1,328,139
                                                                        ==================================================

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest                                                         $  1,998,462       $  2,528,254       $  1,567,453
       Income taxes                                                     $  4,697,928       $  4,797,461       $  4,041,852

--------------------------------------------------------------------------------
AZZ incorporated CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Years ended February 28, 2002 and 2001, and February 29, 2000

                                                             Capital in                 Cumulative Other
                                       Common Stock           excess of      Retained     Comprehensive     Treasury
                                 ------------------------
                                   Shares       Amount       par value       earnings        Income         Stock          Total
                                 ------------------------   -------------  ------------  -------------- -------------  ------------
Balance at February 28, 1999       6,304,580  $ 6,304,580   $ 11,422,536   $ 23,736,974            -    $(14,578,640)  $ 26,885,450
    Exercise of stock options              -            -       (308,971)             -            -         621,571        312,600
    Cash dividends declared                -            -              -       (770,568)           -               -       (770,568)
    Net income                             -            -              -      6,593,240            -               -      6,593,240
                                   ---------  -----------   ------------   ------------   ----------    ------------   ------------
Balance at February 29, 2000       6,304,580    6,304,580     11,113,565     29,559,646            -     (13,957,069)    33,020,722
    Exercise of stock options              -            -         48,409              -            -       1,485,646      1,534,055
    Purchase of treasury stock
       (3,166 shares)                      -            -              -              -            -         (55,108)       (55,108)
    Stock compensation                     -            -        207,170              -            -          92,940        300,110
    Federal income tax deducted
       on stock options                    -            -        408,161              -            -               -        408,161
    Net income                             -            -              -      8,172,069            -               -      8,172,069
                                   ---------  -----------   ------------   ------------   ----------    ------------   ------------
Balance at February 28, 2001       6,304,580    6,304,580     11,777,305     37,731,715            -     (12,433,591)    43,380,009
    Exercise of stock options              -            -        364,685              -            -       1,734,891      2,099,576
    Stock issued for acquisition           -            -        894,165              -            -         905,835      1,800,000
    Cash dividend declared                 -            -              -       (795,763)           -               -       (795,763)
    Stock compensation                     -            -        175,742              -            -          51,205        226,947
    Federal income tax deducted
       on stock options                    -            -        477,495              -            -               -        477,495
    Comprehensive income:
      Net income                           -            -              -      7,804,114            -               -      7,804,114
    Other comprehensive income,
      net of tax:
      Cumulative effect of
       SFAS No. 133                        -            -              -              -     (185,000)              -       (185,000)
      Unrealized loss on market
       value of  interest rate
       swaps                               -            -              -              -      (56,123)              -        (56,123)
                                                                                                                       ------------
    Comprehensive income                                                                                                  7,562,991
                                   ---------  -----------   ------------   ------------   ----------    ------------   ------------
Balance at February 28, 2002       6,304,580  $ 6,304,580   $ 13,689,392   $ 44,740,066   $ (241,123)   $ (9,741,660)  $ 54,751,255
                                   =========  ===========   ============   ============   ==========    ============   ============

See accompanying notes.

--------------------------------------------------------------------------------
AZZ incorporated NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     Summary of significant accounting policies

       Organization--AZZ incorporated (the Company) operates primarily in the
       ------------
       United States. Information about the Company's operations by segment is included in Note 11 to the consolidated financial statements.

       Basis of consolidation--The consolidated financial statements include the
       ----------------------
       accounts of AZZ incorporated and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

       Use of estimates--The preparation of the financial statements in
       ----------------
       conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Concentrations of credit risk--Financial instruments that potentially
       -----------------------------
       subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and interest rate swaps. See further discussion on the credit risk associated with the interest rate swaps under "Derivative Financial Instruments."

       The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's banking relationships. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash and cash equivalents.

       Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company's diversity by virtue of two operating segments, the number of customers, and the absence of a concentration of trade accounts receivable in a small number of customers. The Company's net credit losses in 2002, 2001 and 2000 were approximately $204,000, $219,000 and $168,000, respectively. Collateral is usually not required from customers as a condition of sale.

       Revenue recognition--The Company recognizes revenue for the Galvanizing
       -------------------
       Services segment upon completion of galvanizing services or shipment of product. Revenue for the Electrical and Industrial Products segment is recognized upon shipment of product or customer receipt of product, or based upon the percentage-of-completion method of accounting as contract services are performed. The extent of progress for revenue recognized using the percentage-of-completion method is measured by the ratio of contract costs incurred to date to estimated total contract costs at completion. Costs and estimated earnings in excess of related billings on uncompleted contracts are recorded as current assets and billings in excess of costs and estimated earnings on uncompleted contracts are recorded as current liabilities. Contract costs include all direct material and labor, and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are estimable.

       Cash and cash equivalents--For purposes of reporting cash flows, cash and
       -------------------------
       cash equivalents include cash on hand, deposits with banks and all highly liquid investments with an original maturity of three months or less.

       Inventories--Inventories are stated at the lower of cost or market. Cost
       -----------
       is determined principally using a weighted-average method for the Electrical and Industrial Products segment and the first-in-first-out
       (FIFO) method for the Galvanizing Services segment.

--------------------------------------------------------------------------------
AZZ incorporated NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

1.     Summary of significant accounting policies (continued)

       Property, plant and equipment -- For financial reporting purposes,
       -----------------------------
       depreciation is computed by the straight-line method over the estimated useful lives of the related assets as follows:

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

       Intangible assets and goodwill -- Intangible assets include purchased
       ------------------------------
       intangibles primarily comprised of customer lists, backlogs and non-compete agreements. Such intangible assets and goodwill, which resulted from acquisitions completed on or before June 30, 2001, are being amortized using the straight-line method over the estimated useful lives of the assets ranging from two to forty years. Goodwill and intangible assets with indefinite lives related to acquisitions subsequent to June 30, 2001 will no longer be amortized in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" (see New Accounting Pronouncements below).

       Impairment of long-lived assets -- The Company reviews long-lived assets
       -------------------------------
       and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated fair value, based on future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Management assesses whether there has been an impairment of goodwill by considering factors such as expected future operating income, current operating results and other economic factors (see New Accounting Pronouncements below).

       Debt Origination Costs - Debt origination costs are amortized using the
       ----------------------
       effective interest rate method. Debt origination costs, net of accumulated amortization, were $886,000 and $0 at February 28, 2002 and 2001, respectively.

       Income taxes -- Income tax expense is based on the liability method.
       ------------
       Under this method of accounting, deferred tax assets and liabilities are recognized based on differences between financial accounting and income tax bases of assets and liabilities using presently enacted tax rates and laws.

       Stock-based compensation -- The Company grants stock options for a fixed
       ------------------------
       number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for employee stock options. Under APB 25, because the exercise price of the Company's employee and director stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized.

       Financial instruments -- The Company's financial instruments consist of
       ---------------------
       cash and cash equivalents, accounts receivables, long-term debt and interest rate swaps. The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

--------------------------------------------------------------------------------
AZZ incorporated NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

1.     Summary of significant accounting policies (continued)

       The Company utilizes interest rate swaps to manage variable interest rate risk associated with portions of its long-term debt. The fair value of interest rate swap agreements is based on quotes obtained from financial institutions. Information about the Company's swap agreements is included in Note 9 to the consolidated financial statements.

       Derivative financial instruments--From time to time, the Company uses
       --------------------------------
       derivatives to manage interest rate risk. The Company's policy is to use derivatives for risk management purposes only, which includes maintaining the ratio between the Company's fixed and floating rate debt obligations that management deems appropriate, and prohibits entering into such contracts for trading purposes. The Company enters into derivatives only with counterparties (primarily financial institutions) which have substantial financial wherewithal to minimize credit risk. The amount of gains or losses from the use of derivative financial instruments has not been and is not expected to be material to the Company's consolidated financial statements.

       Change in Accounting Principle
       ------------------------------

       As of March 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively Statement 133). As amended, Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. At March 1, 2001, the Company's derivatives consisted of two interests rate swap agreements, which qualified for hedge accounting.

       The Company accounted for the adoption of Statement 133 as a cumulative effect of a change in accounting principle. The adoption of Statement 133 resulted in a cumulative effect adjustment net of tax of $185,000, which was recognized as a charge to cumulative other comprehensive income (equity). The offsetting fair value of the interest rate swaps was recognized in accrued liabilities. Through October 31, 2001, an additional $164,000 was accrued in association with these swaps. In conjunction with the Company's new financing (see Note 9), the Company discontinued hedge accounting for these two swaps effective November 1, 2001. At February 28, 2002 the fair market value of these two swaps was a liability of $291,000. The Company entered into a new interest rate swap in November 2001, which was designated as a hedge of the Company's variable rate interest exposure and has an unrealized fair value loss of $60,000 as of February 28, 2002. The accumulated balance in other comprehensive income is $241,000, net of tax of $145,000, as of February 28, 2002. This amount will be charged to interest expense over the respective terms of the three swaps.

       New accounting pronouncements
       -----------------------------

       In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations", and SFAS No. 142 "Goodwill and Other Intangible Assets", (Statement 142) effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

--------------------------------------------------------------------------------
AZZ incorporated NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

1.     Summary of significant accounting policies (continued)

       The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003, except, as provided for under Statement 142, goodwill and indefinite-lived intangible assets resulting from acquisitions completed after June 30, 2001 will not be amortized (See Note 13). In fiscal 2002, the Company recognized $537,000 of tax-deductible goodwill amortization expense and $702,000 of non-tax deductible goodwill amortization expense. Application of the non-amortization provisions of Statement 142 is expected to result in an increase in income before income taxes of approximately $1,239,000 in 2003 based on goodwill amortization occurring in 2002 that will not occur in 2003. As of March 1, 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and has determined that these tests will not have an effect on the earnings and financial position of the Company.

       In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently evaluating the effect, if any, this Statement will have on its financial statements and related disclosures.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. The new Statement supercedes current accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the effects of the disposal of a business. The Company is currently evaluating the effect, if any, this Statement will have on its financial statements and related disclosures.

2.     Inventories

       Inventories consist of the following:
                                                       2002            2001
                                                  --------------   ------------
                                                         (In thousands)

           Raw materials                             $  11,640          $ 9,307
           Work-in-process                               9,783            2,562
           Finished goods                                1,913            1,510
                                                  ------------     ------------
                                                     $  23,336          $13,379
                                                  ============     ============

3.     Costs and Estimated Earnings on Uncompleted Contracts

       Costs and estimated earnings on uncompleted contracts at February 28, 2002 and February 28, 2001 consist of the following:

                                                                     2002           2001
                                                                 --------------------------
                                                                        (In thousands)
           Costs incurred on uncompleted contracts                   $ 19,408      $ 13,568
           Estimated earnings                                           7,052         7,214
                                                                 --------------------------
                                                                       26,460        20,782
           Less billings to date                                       22,347        18,409
                                                                 --------------------------
                                                                     $  4,113     $   2,373
                                                                 ==========================

--------------------------------------------------------------------------------
AZZ incorporated NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

3.     Costs and Estimated Earnings on Uncompleted Contracts (continued)

       The amounts noted above are included in the accompanying balance sheet under the following captions:

                                                                            2002           2001
                                                                        --------------------------
                                                                               (In thousands)
           Cost and estimated earnings in excess of billings
           on uncompleted contracts                                          $ 4,131       $ 2,433
           Billings in excess of costs and estimated earnings
           on uncompleted contracts                                              (18)          (60)
                                                                        --------------------------
                                                                             $ 4,113       $ 2,373
                                                                        ==========================

4.     Other accrued liabilities

       Other accrued liabilities consist of the following:

                                                                            2002            2001
                                                                        ----------       ----------
                                                                               (In thousands)
           Accrued warranty                                                $ 1,453           $ 1,253
           Accrued profit sharing                                              825               953
           Other                                                             5,736             2,748
                                                                        ----------       -----------
                                                                           $ 8,014           $ 4,954
                                                                        ==========       ===========

5.     Employee benefit plans

       The Company has a trusteed profit sharing plan covering substantially all of its employees. Under the provisions of the plan, the Company contributes amounts as authorized by the Board of Directors. Contributions to the profit sharing plan were $1,263,000 for 2002, $1,328,000 for 2001 and $1,050,000 for 2000. During the fiscal year ended 2001, a 401(k) provision was added to the profit sharing plan with a company-matching feature. Amounts related to the Company's matching feature were $438,000 in 2002 and $375,000 in 2001.

6.     Income taxes

       Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income tax asset are as follows:

                                                                                    2002               2001
                                                                                ----------          ----------
                                                                                          (In thousands)
             Deferred income tax liabilities:
                 Depreciation methods and property basis differences            $     (739)          $   (903)
                 Other assets                                                         (312)               (98)
                                                                                ----------          ----------
                   Total deferred income tax liabilities                            (1,051)            (1,001)

             Deferred income tax assets:
                 Employee related items                                                473                280
                 Inventories                                                           324                211
                 Accrued warranty                                                      246                152
                 Accounts Receivable                                                   380                216
                 Interest rate swaps                                                   145                  -
                 Other                                                                 516                200
                                                                                ----------          ---------
                   Total deferred income tax assets                                  2,084              1,059
                                                                                ----------          ---------
                   Net deferred income tax asset                                 $   1,033           $     58
                                                                                ==========          =========

--------------------------------------------------------------------------------
AZZ incorporated NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
--------------------------------------------------------------------------------

6.     Income taxes (continued)

       The provision for income taxes consists of:

                                                 2002               2001              2000
                                              ---------         -----------        ----------
                                                                 (In thousands)
          Federal:
             Current                              $4,497            $4,634             $3,835
             Deferred                               (237)             (271)              (345)
          State:
             Current                                 562               622                502
             Deferred                                (29)              (30)               (36)
                                              ----------        ----------         ----------
                                                  $4,793            $4,955             $3,956
                                              ==========        ==========         ==========

       A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows:

                                                                           2002           2001           2000
                                                                        ---------      ---------       ---------
          Statutory federal income tax rate                                34.0%          34.0%          34.0 %
          Expenses not deductible for tax purposes                          1.8            1.6            0.7
          State income taxes, net of federal income tax benefit             2.9            2.7            3.1
          Other                                                            (0.7)          (0.6)          (0.3)
                                                                        --------       -------        --------
          Effective income tax rate                                        38.0%          37.7%          37.5%
                                                                        ========       =======        ========

7.     Earnings per share

       Basic earnings per share is based on the weighted average number of shares outstanding during each year. Diluted earnings per share were similarly computed but have been adjusted for the dilutive effect of the weighted average number of stock options outstanding.

       The following table sets forth the computation of basic and diluted earnings per share:

                                                                2002                2001                  2000
                                                            -----------          ----------             ---------
                                                            (In thousands, except share and per share amounts)
         Numerator:
            Net income for basic and diluted
                earnings per common share                      $      7,804       $       8,172       $       6,593
                                                            ===============     ================    ===============

         Denominator:
            Denominator for basic earnings per
                common share - weighted-average shares            5,116,586                               4,753,243
                                                                                      4,891,993

         Effect of dilutive securities:
            Stock options                                            70,114             118,187              21,711
                                                            ---------------     ----------------    ---------------

            Denominator for diluted earnings per
                common share - adjusted weighted-
                average shares                                    5,186,700           5,010,180           4,774,954
                                                            ===============     ================    ===============

         Basic earnings per common share                       $       1.53           $    1.67       $        1.39
         Diluted earnings per common share                     $       1.50           $    1.63       $        1.38

--------------------------------------------------------------------------------
AZZ incorporated NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

7.     Earnings per share (continued)

       Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. At the end of fiscal years 2002, 2001 and 2000, there were 129,514, none and 229,487 stock options, respectively, outstanding with exercise prices greater than the average market price of common shares.

       Cash dividends paid per share were $0.16, $0.16 and $0.12 in 2002, 2001 and 2000, respectively.

8.     Stock options and other shareholder matters

       During fiscal 2002, the Company adopted the AZZ incorporated 2001 Long-Term Incentive Plan ("2001 plan"). The purpose of the plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors restricted stock and options to purchase common stock of the Company. The maximum number of shares that may be issued under this plan is 750,000 shares. In conjunction with the adoption of the 2001 plan, all options still available for issuance under pre-existing option plans were terminated. At February 28, 2002, options outstanding under this plan amounted to 103,264 of which 17,753 are vested and exercisable at prices ranging from $19.80 to $24.25 per share. Options under this plan vest from immediately upon issuance to ratably over a period of three to five years and expire at various dates through November 2011.

       In addition to the 2001 Plan, the Company has options that were issued but not exercised under the 1998 Incentive Stock Option Plan, (the "1998 Plan"). The maximum number of shares that may be issued under the plan was 750,000 shares, prior to the adoption of the 2001 Plan. The 1998 Plan was amended to withdraw 508,100 options and the common stock underlying those options on February 28, 2002. At February 28, 2002, options outstanding under this plan amounted to 128,436 of which 124,436 options are vested and exercisable at prices ranging from $8.88 to $17.84 per share. Options under this plan vest from immediately upon issuance to ratably over a period of five years and expire at various dates through March 2006.

       In addition to the 2001 Plan, the Company has options that were issued but not exercised under the 1991 Non-Statutory Stock Option Plan, (the "1991 Plan") and the 1997 Non-Statutory Stock Option Grants, (the"1997 Grants"). The maximum number of shares that may be issued under these plans were 157,500 shares for the 1991 Plan and 70,000 shares for the 1997 Grants, prior to the adoption of the 2001 Plan. The 1991 Plan expired prior to the adoption of the 2001 Plan. At February 28, 2002, options granted and outstanding under these plans amounted to 53,500 of which 51,400 options are vested and exercisable at prices ranging from $11.125 to $16.88 per share. Options under these plans vest ratably over a five-year period and expire at various dates through July 2008.

       In February 2000, the Company entered into an agreement with a company to issue 70,000 stock options in exchange for services received and to be received. These options vested over a period of eighteen months contingent upon the achievement of certain performance measures. As of February 28, 2001, 38,500 options had vested under this plan and the remaining 31,500 unvested options were to vest in three separate groups over six months following February 28, 2001 contingent upon the Company meeting certain performance goals. During fiscal 2002 an additional 19,250 shares vested under this plan with 7,000 of the vested shares being exercised in fiscal 2002. In August 2001, the Company amended the February 2000 plan to allow for the remaining 12,250 unvested options to vest over an additional eighteen-month period contingent upon the achievement of certain performance measures. As of February 28, 2002, none of the 12,250 unvested options have vested. During fiscal 2002 and 2001, the Company recorded expense of $94,000 and $159,000, respectively, related to these options. These options expire in February 2005.

--------------------------------------------------------------------------------
AZZ incorporated NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

8.     Stock options and other shareholder matters (continued)

       During fiscal 2001 and 2002, the Company granted its directors and advisory directors an aggregate of 10,000 shares of the Company's common stock for each of the years. Stock compensation expense was recognized in the amount of $133,000 for fiscal 2002 and $141,000 for fiscal 2001.

       A summary of the Company's stock option activity and related information is as follows:

                                   2002                          2001                           2000
                       -------------------------      ------------------------      -----------------------
                                       Weighted                     Weighted                      Weighted
                                        Average                      Average                       Average
                                       Exercise                     Exercise                      Exercise
                        Options          Price        Options         Price        Options          Price
                       --------      -----------     --------     ------------    ----------     ----------
Outstanding at
  beginning of year     324,161          $ 10.49       491,985         $ 10.14       369,453         $ 9.18
Granted                 212,558            20.65         2,194           17.14       207,561          10.12
Exercised              (186,347)           11.27      (159,847)           9.60       (66,798)          4.68
Forfeited                (2,172)           10.65       (10,171)          10.59       (18,231)         10.51
                       --------      -----------     ---------    ------------    ----------     ----------
Outstanding at end
of year                 348,200          $ 17.67       324,161         $ 10.49       491,985         $10.14
                       ========      ===========     =========    ============    ==========     ==========
Exercisable at end
of year                 244,339          $ 15.77       268,461         $ 10.44       370,720         $10.01
                       ========      ===========    ==========    ============    ==========     ==========

Weighted average
fair value during
the years indicated
of options granted
during such year
indicated                                $  7.19                       $ 5.81                        $ 3.35
                                     ===========                   ==========                     =========

       The following table summarizes additional information about stock options outstanding at February 28, 2002.

                                               Weighted        Weighted                             Weighted
                                                Average         Average          Shares             Average
             Range of            Total        Remaining        Exercise         Currently           Exercise
         Exercise Prices        Shares          Life             Price         Exercisable           Price
       ------------------     ----------    -------------    -----------     --------------     -------------
           $8.88-$11.13          90,121          4.3            $10.69             86,121            $10.77
           $16.88-$19.80        169,315          4.2            $17.93            140,465            $17.77
              $24.25             88,764          9.3            $24.25             17,753            $24.25

       Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, requires the disclosure of pro forma net income and income per share of common stock computed as if the Company had accounted for its stock options under the fair value method set forth in SFAS 123. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate ranging from 5% to 6.5%, a dividend yield ranging from 1% to 1.25% and a volatility factor ranging from 0.367 to 0.498. In addition, the fair value of these options was estimated based on an expected life ranging from 1 1/2 years to 6 years.

--------------------------------------------------------------------------------
AZZ incorporated  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

8.     Stock options and other shareholder matters (continued)

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

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the option's vesting period as adjusted for estimated forfeitures. The Company's pro forma information for fiscal 2002, 2001, and 2000 using the fair value method is as follows:

                                                     2002       2001       2000
                                                    ------     ------     ------
                                               In thousands except per share amounts)
          Pro forma net income                      $7,054     $7,999     $6,146
          Pro forma earnings per common share:
          Basic                                     $ 1.38     $ 1.64     $ 1.30
          Diluted                                   $ 1.36     $ 1.60     $ 1.29

       As of February 28, 2001, the Company has approximately 1,001,936 and 17,693,484 shares, respectively reserved for future issuance under the stock option plans and shareholder rights plan.

       Effective January 7, 1999, the Board of Directors approved a stock rights plan, which authorized and declared a dividend distribution of one right for each share of common stock outstanding at the close of business on February 4, 1999. The rights are exercisable at an initial exercise price of $60, subject to certain adjustments as defined in the agreement, if a person or group acquires 15% or more of the Company's common stock or announces a tender offer that would result in ownership of 15% or more of the common stock. Alternatively, the rights may be redeemed at one cent per right at any time until ten business days following the first public announcement of the acquisition of beneficial ownership of 15% of the Company's common stock. The rights expire on January 7, 2009.

9.     Long-term debt

       Long-term debt consists of the following at February 28, 2002 and 2001:      2002            2001
                                                                                  --------       ---------
                                                                                      (In thousands)
       Term Note A payable to bank, due February 2006                             $      -       $  14,384
       Term Note B payable to bank, due February 2006                                    -           7,023
       Revolving line of credit with bank, due July 2002                                 -           5,750
       Term Note payable to bank, due in quarterly installments ranging from
          $1,000,000 to $3,000,000 through November 2005                            40,000               -
       Revolving line of credit with bank, due November 2004                        23,500               -
       Industrial Revenue Bonds, due in December 2003, payable in monthly
          installments (interest at 6.45% at February 28, 2002)                         95             135
                                                                                  --------       ----------
                                                                                    63,595          27,292
       Less amount due within one year                                              10,045           4,345
                                                                                  --------       ----------
                                                                                  $ 53,550        $ 22,947
                                                                                  ========       ==========

--------------------------------------------------------------------------------
AZZ incorporated NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

9.      Long-term debt (continued)

        On November 1, 2001, the Company entered into a new syndicated credit facility, which replaced the previous term notes and revolving line of credit. This agreement includes a $40 million term facility and a $45 million revolving credit facility.

        Interest on borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus applicable margin for the base rate borrowings for the applicable facility, or the adjusted eurodollar rate plus the applicable margin for eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio, which was 2.25% at February 28, 2002 and correlated to an interest rate of 5.89% on the term note and 4.44% on the revolving line of credit at February 28, 2002. Additionally, the Company is obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .25% to .5% on the unused revolving credit facility,

        The Company's credit facility and industrial revenue bonds are subject to loan agreements, which require the Company to comply with various financial covenants including minimum requirements with regard to consolidated net worth, leverage ratio, fixed charge coverage ratio and capital expenditures. The Company's long-term debt is secured by substantially all of the assets of the Company. Under the terms of the credit facility, borrowing's on the revolving line of credit are subject to a borrowing base calculation which is limited to 85% of certain trade accounts receivable and a range of 50% to 60% of certain raw materials and finished good inventories and is reduced by the balance of outstanding letters of credit which may not exceed $5 million at any one time. At February 28, 2002, the Company has approximately $7,858,000 available under the revolving credit facility after deducting $851,000 of outstanding letters of credit.

        In order to manage interest rate expense, the Company has entered into interest rate protection agreements (the Swap Agreements) to modify its interest characteristics from a variable rate to a fixed rate. The February 1999 swap agreement involves the exchange of interest obligations from February 1999 through February 2006 whereby the Company pays a fixed rate of 6.8% in exchange for a variable 30-day LIBOR plus 1.25% (3.08% at February 28, 2002). At the end of February 2002 the notional amount of this swap was $5.7 million. The April 2000 swap agreement involves the exchange of interest obligations from April 2000 through April 2002 whereby the Company pays a fixed rate of 8.51% in exchange for a variable 30-day LIBOR plus 1.25% (3.08% at February 28, 2002). At the end of February 2002 the notional amount of this swap was $7.4 million. In conjunction with the Company's new financing, the Company discontinued hedge accounting for these two swaps effective November 1, 2001. The November 2001 swap agreement involves the exchange of interest rate obligations from November 2001 through November 2005 whereby the Company pays a fixed rate of 5.89% in exchange for a variable 30-day LIBOR rate plus 2.25% (4.08% at February 28, 2002). At the end of February 2002 there was $40 million of debt covered by this swap agreement. The amount of debt covered by the November 2001 swap agreement reduces on the same amortization schedule as the $40 million term facility as defined by the loan agreement. Management intends to hold the swaps until their maturities in April 2002, February 2006, and November 2005, respectively. The fair value of the February 1999, April 2000 and November 2001 swap agreements is approximately $(225,000), $(65,000), and $(60,000), respectively, at February 28, 2002.

        Maturities of long-term debt are as follows (in thousands):

                          2003                         $10,045
                          2004                          10,050
                          2005                          33,500
                          2006                          10,000
                                                    -------------
                                                       $63,595
                                                    =============

--------------------------------------------------------------------------------
AZZ incorporated NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

10. Quarterly financial information, unaudited (in thousands, except per share amounts)

                                                                          Quarters Ended
                                                   May 31,        August 31,       November 30,       February 28,
                                                    2001            2001              2001               2002
                                                -------------   --------------   ---------------    ---------------
        2002
        ----
        Net sales                                  $34,306         $32,874           $35,257            $50,480
        Gross profit                                 8,060           7,393             8,108             10,354
        Net income                                   2,176           1,836             2,035              1,757
        Basic earnings per common share               0.44            0.36              0.39               0.34
        Diluted earnings per common share             0.43            0.36              0.39               0.33

                                                                          Quarters Ended
                                                    May 31,        August 31,      November 30,      February 28,
                                                     2000            2000             2000              2001
                                                --------------   -------------   ---------------   ----------------
        2001
        ----
        Net sales                                   $27,944        $30,474           $32,086            $30,902
        Gross profit                                  7,200          7,746             7,780              8,006
        Net income                                    1,871          2,052             2,099              2,150
        Basic earnings per common share                0.39           0.42              0.43               0.43
        Diluted earnings per common share              0.38           0.41              0.42               0.42

11.     Operating segments

        The Company has two reportable segments as defined by the Financial Accounting Standards Board No. 131, Disclosures about Segments of an Enterprise and Related Information: (1) Electrical and Industrial Products and (2) Galvanizing Services. The Electrical and Industrial Products segment provides highly engineered specialty components supplied to the power generation transmission and distribution market, as well as products to the industrial market. The Galvanizing Services segment provides hot dip galvanizing services to the steel fabrication industry through facilities located throughout the south and southwest. Hot dip galvanizing is a metallurgical process by which molten zinc is applied to a customer's material. The zinc bonding renders a corrosive resistant coating enhancing the life of the material for up to fifty years.

--------------------------------------------------------------------------------
AZZ incorporated NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

11.    Operating segments (continued)

       Information regarding operations and assets by segment is as follows:

                                                                     2002               2001              2000
                                                                 -------------      -------------     ------------
                                                                                  (In thousands)
             Net sales:
             Electrical and Industrial Products                     $ 103,301            $ 68,859          $ 51,459
             Galvanizing Services                                      49,616              52,547            41,085
                                                                 -------------      --------------    --------------
                                                                    $ 152,917            $121,406          $ 92,544
                                                                 =============      ==============    ==============
             Operating income (a):
             Electrical and Industrial Products                     $  14,562            $ 11,252           $ 7,004
             Galvanizing Services                                       7,189               9,660             9,519
                                                                 -------------      --------------    --------------
                                                                       21,751              20,912            16,523

             General corporate expenses                                 6,360               5,178             4,292
             Interest expense                                           2,410               2,332             1,674
             Other (income) expense, net (b)                              384                 275                 8
                                                                 -------------      --------------    --------------
                                                                        9,154               7,785             5,974
                                                                 -------------      --------------    --------------
             Income before income taxes                             $  12,597            $ 13,127          $ 10,549
                                                                 =============      ==============    ==============

             Depreciation and amortization:
             Electrical and Industrial Products                     $   2,292            $  2,137          $  1,910
             Galvanizing Services                                       3,847               3,580             2,745
             Corporate                                                    208                 121               115
                                                                 -------------      --------------    --------------
                                                                    $   6,347            $  5,838          $  4,770
                                                                 =============      ==============    ==============

             Expenditures for acquisitions, net of cash, and
             property, plant and equipment:
             Electrical and Industrial Products                     $  41,193            $  1,612           $ 9,508
             Galvanizing Services                                       9,712               3,443            15,580
             Corporate                                                    633                  44               198
                                                                 -------------      --------------    --------------
                                                                    $  51,538            $  5,099          $ 25,286
                                                                 =============      ==============    ==============
             Total assets:
             Electrical and Industrial Products                     $ 101,870            $ 46,568          $ 43,184
             Galvanizing Services                                      44,115              39,343            39,152
             Corporate                                                  1,059               2,457             2,468
                                                                 -------------      --------------    --------------
                                                                    $ 147,044            $ 88,368          $ 84,804
                                                                 =============      ==============    ==============

       (a) Operating income consists of net sales less cost of sales, specifically identifiable general and administrative expenses and selling expenses.

       (b) Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expense not specifically identifiable to a segment.

--------------------------------------------------------------------------------
AZZ incorporated NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

12.    Commitments and contingencies

       Leases

       The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. As of February 28, 2002, the future minimum payments required under these operating leases are summarized as follows:

                                                 Operating
                                                   Leases
                                            ------------------
                                              (In thousands)
                          2003                   $ 1,367
                          2004                     1,230
                          2005                     1,184
                          2006                       961
                          2007                       845
                          Thereafter               1,340
                                            ------------------
                          Total                  $ 6,927
                                            ==================

       Rental expense for real estate and personal property was approximately $1,421,000, $1,003,000, and $800,000 for the years ended February 28,
       2002, February 28, 2001 and February 29, 2000, respectively, and includes all short-term as well as long-term rental agreements.

       Litigation and Environmental Contingencies

       The Company is subject to various environmental protection reviews by state and federal government agencies. The ultimate liability, if any, which might result from such reviews or additional clean-up and remediation expenses cannot presently be determined; however, as a result of an internal analysis and prior clean-up efforts, management believes the results will not have a material impact on the Company and that the recorded reserves for estimated losses are adequate. The Company has reserved $590,000 and $186,000 as of February 28, 2002 and 2001,
       respectively, for estimated losses related to environmental liabilities.

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

13.    Acquisitions

       On November 1, 2001, the Company acquired 100% of the outstanding stock of Central Electric Company (CEC), headquartered in Fulton, Missouri. CEC is comprised of three operations consisting of a metal clad switchgear facility in Fulton, Missouri, a power center operation in Tulsa, Oklahoma and a relay panel and non-segmented bus-duct operation in Nashville, Tennessee. The consolidated annual revenues of CEC are expect to be approximately $50 million. The cost of the acquisition was $28.5 million including transaction costs. The acquisition was paid for with $26.7 million of cash; $1.8 million in AZZ incorporated stock (97,297 shares of common stock), which was valued based upon the average value of the stock at the time of the public announcement of the acquisition. The operating assets acquired included $1.2 million in cash. The acquisition resulted in non-tax deductible goodwill of $15.4 million. The goodwill is reported with the Industrial and Electrical Products Segment. Acquired intangible assets of $885,000, consisted of a $583,000

--------------------------------------------------------------------------------
AZZ incorporated  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

13.    Acquisitions (continued)

       non-compete with a previous owner and $302,000 for the acquired backlog. The weighted-average period for amortization of these intangible assets is approximately three years. The previous owner guaranteed all outstanding accounts receivable as of the closing date of November 1, 2001 and $500,000 was set-up in escrow to cover any potential bad debt for the acquired accounts receivable.

       On November 1, 2001, the Company also acquired the operating assets of Carter & Crawley, Inc., headquartered in Greenville, South Carolina for $15.4 million in cash including transaction costs. The operating assets acquired included $2.2 million in cash. Carter & Crawley, Inc. designs, manufactures and installs relay panels and custom control systems for utilities and industrial manufactures. The annual revenues of Carter & Crawley are expected to be approximately $20 million. The acquisition resulted in tax-deductible goodwill of approximately $8 million. The goodwill is reported with the Electrical and Industrial Products Segment.

       The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition November 1, 2001:

                                                                        Carter &                 Central
                                                                      Crawley, Inc.          Electric Company
                                                                   --------------------    ---------------------
                                                                                  (In thousands)
             Current Assets                                                $ 8,210                  $19,403
             Property, plant & equipment                                       855                    1,480
             Intangible assets subject to amortization                           -                      855
             Goodwill                                                        7,955                   15,427
                                                                     ------------------      -------------------
             Total assets acquired                                          17,020                   37,165
              Total liabilities acquired                                    (1,619)                  (8,644)
                                                                   --------------------      -------------------
             Net asset acquired                                           $ 15,401                 $ 28,521
                                                                   ====================      ===================

       Listed below is the unaudited pro forma results of summary financial information which includes the Company's historical results of operation for the twelve-month periods ending February 28, 2002 and 2001 and that of the acquired entities for the same periods adjusted for purchase accounting and other proforma adjustments. The pro forma for the twelve-month periods includes an expense for a non-recurring incentive plan. The plan was terminated prior to the acquisition on November 1, 2001 and these expenses will not be incurred going forward. For the twelve-month periods ended February 28, 2002 and 2001, the incentive plan expense net of tax was $520,000 and $1 million, respectively. This summary may not be indicative of what would have occurred had the acquisitions been made at the beginning of these periods or of results which may occur in the future.

                                                       (Unaudited)             (Unaudited)
                                                          2002                     2001
                                                   -------------------     --------------------
                                                        (In thousands except per share amounts)
             Net sales                                    $201,331                 $190,196
             Net income                                   $  9,513                 $  9,775
             Earnings per common share:
                Basic                                     $   1.84                 $   1.96
                                                   ===================     =====================
                Diluted                                   $   1.81                 $   1.91
                                                   ===================     =====================

--------------------------------------------------------------------------------
AZZ incorporated  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

13.    Acquisitions (continued)

       In September 1999 and February 2000, the Company purchased CGIT and Westside Galvanizing, respectively. The total purchase price, net of cash acquired, for these two businesses was approximately $13 million and $10.6 million, respectively, and comprised of cash paid of $10.9 million and $9.9 million and liabilities assumed of $2.1 million and $752,000, respectively. The assets purchased were recorded at estimated fair value and the costs in excess of fair value for these acquisitions of approximately $7.3 million and $5.7 million were recorded as goodwill. Pursuant to the provisions of the purchase agreement for CGIT, the Company received from the seller purchase price refunds approximating $371,000 during fiscal 2002.

       These acquisitions were accounted for under the purchase method of accounting. Operations applicable to acquired businesses are included in the accompanying Consolidated Statements of Income from their respective dates of acquisitions. The pro forma consolidated results of operations for the year ended February 29, 2000, assuming the acquisitions had been consummated as of March 1, 1999 are as follows:

                                                         (Unaudited)
                                                            2000
                                                    ----------------------
                                         (In thousands except per share amounts)
           Net sales                                         $104,787
           Net income                                        $  6,048
           Earnings per common share:
              Basic                                          $   1.27
                                                    ======================
              Diluted                                        $   1.27
                                                    ======================

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

The other information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 11.    Executive Compensation

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders.

                                   Schedule II
                                AZZ incorporated

                 Valuation and Qualifying Accounts and Reserves
                                 (in thousands)

                                                                                    Year Ended
                                                              --------------------------------------------------------
                                                               February 29,         February 28,         February 28,
                                                                   2000                 2001                 2002
                                                              ---------------     ----------------     ---------------
Allowance for Doubtful Accounts

Balance at Beginning of year                                        $    428              $   587             $   649
    Additions charged to income                                          298                  281                 254
    Additions from acquisitions                                           28                    0                  59
    Balances written off, net of recoveries                             (167)                (219)               (204)
                                                              ---------------     ----------------     ---------------
Balance at end of year                                              $    587              $   649             $   758
                                                              ===============     ================     ===============

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A.     The following documents are filed as a part of this report.

       1.              Financial Statements

                                                                                               Page
                                                                                               ----
       Report of Independent Auditors                                                           13

       Consolidated Statements of Income for the years ended                                    14
           February 28, 2002, February 28, 2001, and February 29, 2000

       Consolidated Balance Sheets as of February 28, 2002 and February 28, 2001               15-16

       Consolidated Statements of Cash Flows for the years ended                               17-18
           February 28, 2002, February 28, 2001, and February 29, 2000

       Consolidated Statements of Shareholders' Equity for the years ended                      19
           February 28, 2002, February 28, 2001, and February 29, 2000

       Notes to Consolidated Financial Statements                                              20-34

       2.       Financial Statement Schedules

       Schedule II - Valuation and Qualifying Accounts and Reserves         36


       Schedules and compliance information other than those referred to above have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

B.     Reports on Form 8-K

The Registrant filed reports on Form 8-K on November 15, 2001 and Form 8-K/A dated January 11, 2002, relating to the acquisitions of Central Electric Company and Carter & Crawley, Inc.

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

3(5) - Bylaws of AZZ incorporated as restated through March 27, 2001 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2001).

4 - Form of Stock Certificate for the Company's $1.00 par value Common Stock (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

10(1) - 1991 Incentive Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10h of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1991).

10(2) - 1991 Nonstatutory Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10i of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1991).

10(3) - 1998 Incentive Stock Option plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10k of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10(4) - 1998 Nonstatutory Stock Option plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10l of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10(5) - 1997 Nonstatutory Stock Option Grants of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10m of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10(6) - Aztec Manufacturing Co. Employee Plan and Trust as amended and restated as of December 1, 1999 (incorporated by reference to Exhibit 4 of the Form S-8 Registration Statement Number 333-92377 filed on December 8, 1999).

10(7) - 1999 Independent Director Share Ownership Plan as Approved on January 19, 1999 and As Amended on September 22, 1999 (incorporated by reference to
Exhibit 10(22) of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2001).

10(8) - 2000 Advisory Director Share Ownership Plan as Approved on March 28, 2000 (incorporated by reference to Exhibit 10(23) of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2001).

10(9) - AZZ incorporated 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Proxy Statement for the 2001 Annual Shareholders Meeting).

10(10) - Amended and Restated Revolving and Term Loan Agreement with Bank of America, N.A., dated November 1, 2001 (incorporated by reference to Exhibit (4) of the Form 8-K filed by the Registrant on November 15, 2001).

10(11) - First amendment to Amended and Restated Revolving and Term Loan Agreement with Bank of America, N.A., dated November 1, 2001*.

10(12) - Amendment adopted on February 29, 2000 to the 1999 Independent Director Share Ownership Plan*.

10(13) - Employment Agreement between Registrant and David H. Dingus effective March 1, 2001*.

10(14) - First amendment to Employment Agreement between Registrant and David H. Dingus effective March 1, 2001*.

10(15) - Employment Agreement between Registrant and Dana L. Perry effective March 1, 2001*.

10(16) - First amendment to Employment Agreement between Registrant and Dana L. Perry effective March 1, 2001*.

10(17) - Change in Control Agreement between Registrant and all Class A Employees effective March 1, 2001*.

10(18) - Change in Control Agreement between Registrant and all Class B Employees effective March 1, 2001*.

10(19) - Change in Control Agreement between Registrant and all Class C Employees effective March 1, 2001*.

10(20) - AZZ incorporated 2003 Management Incentive Bonus Plan*.

10(21) - Termination of Change in Control Agreement between Registrant and L. C. Martin*.

10(22) - Engagement Agreement between the Registrant and RCG Capital Markets Group, Inc. dated February 7, 2000*.

10(23) - Amendment No. 1 dated July 12, 2000, to the Engagement Agreement between the Registrant and RCG Capital Markets Group, Inc. dated February 7, 2000*.

10(24) - Amendment No. 2 dated October 6, 2000, to the Engagement Agreement between the Registrant and RCG Capital Markets Group, Inc. dated February 7, 2000*.

10(25) - Amendment No. 3 dated August 31, 2001, to the Engagement Agreement between the Registrant and RCG Capital Markets Group, Inc. dated February 7, 2000*.

11 - Computation of Per Share Earnings (see Note 7 to the Consolidated Condensed Financial Statements)* .

21 - Subsidiaries of Registrant*.

23 - Consent of Ernst & Young LLP*.

24 - Power of Attorney*.



*Filed herewith.

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                AZZ incorporated
                                                                  (Registrant)

Date: 5/24/2002                                                   By: /s/ David H. Dingus
      -------------------------------------------                     ---------------------------------------------
                                                                  David H. Dingus, Principal Executive Officer
                                                                  and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

L.C. Martin*                                                      /s/ Dana L. Perry
-------------------------------------------------                 -------------------------------------------------
L. C. Martin, Chairman of the Board                               Dana L. Perry, Principal Accounting Officer,
                                                                  Principal Financial Officer, and Director



/s/ David H. Dingus                                                /s/ Sam Rosen
-------------------------------------------------                 -------------------------------------------------
David H. Dingus, Principal Executive                              Sam Rosen, Director
Officer and Director



Daniel R. Feehan*                                                 R. J. Schumacher*
-------------------------------------------------                 -------------------------------------------------
Daniel R. Feehan, Director                                        R. J. Schumacher, Director



Martin C. Bowen*                                                  Dr. H. Kirk Downey*
-------------------------------------------------                 -------------------------------------------------
Martin C. Bowen, Director                                         Dr. H. Kirk Downey, Director



Daniel Berce*                                                     Kevern R. Joyce*
-------------------------------------------------                 -------------------------------------------------
Daniel Berce, Director                                            Kevern R. Joyce, Director



/s/ Dana L. Perry
-------------------------------------------------
*Dana L. Perry, Attorney-in-Fact

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

       3(5)         Bylaws of AZZ incorporated as restated
                    through March 27, 2001 (incorporated by
                    reference to the Annual Report on Form
                    10-K filed by Registrant for the fiscal
                    year ended February 28, 2001).

        4           Form of Stock Certificate for the
                    Company's $1.00 par value Common Stock
                    (incorporated by reference to the
                    Quarterly Report Form 10-Q filed by
                    Registrant for the quarter ended August
                    31, 2000).

       10(1) 1991 Incentive Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10h of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28,
                    1991).

       10(2)        1991 Nonstatutory Stock Option Plan of
                    Aztec Manufacturing Co.(incorporated by
                    reference to Exhibit 10i of the Annual
                    Report on Form 10-K filed by Registrant
                    for the fiscal year ended February 28,
                    1991).

       10(3) 1998 Incentive Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10k of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28,
                    1998).

       10(4) 1998 Nonstatutory Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10l of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28,
                    1998).

       10(5) 1997 Nonstatutory Stock Option Grants of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10m of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28,
                    1998).

       10(6)        Aztec Manufacturing Co. Employee Plan
                    and Trust as amended and restated as of
                    December 1, 1999 (incorporated by
                    reference to Exhibit 4 of the Form S-8
                    Registration Statement Number 333-92377
                    filed on December 8, 1999).

       10(7)        1999 Independent Director Share
                    Ownership Plan as Approved on January
                    19, 1999 and As Amended on September 22,
                    1999 (incorporated by reference to
                    Exhibit 10(22) of the Annual Report on
                    Form 10-K filed by Registrant for the
                    fiscal year ended February 28, 2001).

                                                                   Sequentially
     Exhibit                              Description              Numbered Page
     -------                              -----------              -------------

       10(8) 2000 Advisory Director Share Ownership Plan as Approved on March 28, 2000 (incorporated by reference to Exhibit 10(23) of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2001).

       10(9)        AZZ incorporated 2001 Long-Term
                    Incentive Plan (incorporated by
                    reference to Exhibit A of the Proxy
                    Statement for the 2001 Annual
                    Shareholders Meeting).

       10(10)       Amended and Restated Revolving and Term
                    Loan Agreement with Bank of America,
                    N.A., dated November 1, 2001
                    (incorporated by reference to Exhibit
                    (4) of the Form 8-K filed by the
                    Registrant on November 15, 2001).

       10(11)       First amendment to Amended and Restated
                    Revolving and Term Loan Agreement with
                    Bank of America, N.A., dated November 1,
                    2001*.

       10(12)       Amendment adopted on February 29, 2000
                    to the 1999 Independent Director Share
                    Ownership Plan*.

       10(13)       Employment Agreement between Registrant
                    and David H. Dingus effective March 1,
                    2001*.

       10(14)       First amendment to Employment Agreement
                    between Registrant and David H. Dingus
                    effective March 1, 2001*.

       10(15)       Employment Agreement between Registrant
                    and Dana L. Perry effective March 1,
                    2001*.

       10(16)       First amendment to Employment Agreement
                    between Registrant and Dana L. Perry
                    effective March 1, 2001*.

       10(17)       Change in Control Agreement between
                    Registrant and all Class A Employees
                    effective March 1, 2001*.

       10(18)       Change in Control Agreement between
                    Registrant and all Class B Employees
                    effective March 1, 2001*.

       10(19)       Change in Control Agreement between
                    Registrant and all Class C Employees
                    effective March 1, 2001*.

       10(20)       AZZ incorporated 2003 Management
                    Incentive Bonus Plan*.

       10(21)       Termination of Change in Control
                    Agreement between Registrant and L.C.
                    Martin*.

       10(22)       Engagement Agreement between the
                    Registrant and RCG Capital Markets
                    Group, Inc. dated February 7, 2000*.

       10(23)       Amendment No. 1 dated July 12, 2000, to
                    the Engagement Agreement between the
                    Registrant and RCG Capital Markets
                    Group, Inc. dated February 7, 2000*.

       10(24)       Amendment No. 2 dated October 6, 2000,
                    to the Engagement Agreement between the
                    Registrant and RCG Capital Markets
                    Group, Inc. dated February 7, 2000*.

       10(25)       Amendment No. 3 dated August 31, 2001,
                    to the Engagement Agreement between the
                    Registrant and RCG Capital Markets
                    Group, Inc. dated February 7, 2000*.

                                                                   Sequentially
     Exhibit                         Description                   Numbered Page
     -------                         -----------                   -------------

       11           Computation of Per Share Earnings (see
                    Note 7 to the Consolidated Condensed
                    Financial Statements)*.

       21           Subsidiaries of Registrant*.

       23           Consent of Ernst & Young LLP*.

       24           Power of Attorney*.


__________________
*Filed herewith