Form 10-Q
period 2002-05-31
AZZ INC
filed 2002-07-12
CIK 8947

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended: May 31, 2002

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _______________________ to _________________


                         Commission File Number 1-12777
                                AZZ incorporated
             (Exact name of registrant as specified in its charter)


          TEXAS                                              75-0948250
--------------------------------------------------------------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation of organization)                          Identification No.)

1300 South University Drive, Fort Worth, Texas                  76107
--------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:         (817) 810-0095
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

                                    YES  X    NO
                                        ---

Indicate the number of outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                   Outstanding at May 31, 2002

   Common Stock, $1.00 Par Value                         5,278,488
   -----------------------------                         ---------
              Class                                  Number of Shares

                                AZZ incorporated

                                      INDEX

PART I.          Financial Information                                              Page No.
                 ---------------------                                              --------
   Item 1.       Financial Statements

                       Consolidated Condensed Balance Sheets at
                           May 31, 2002 and February 28, 2002                           3

                       Consolidated Condensed Statements of Income for the
                         Periods Ended May 31, 2002 and May 31, 2001                    4

                       Consolidated Condensed Statements of Cash Flow for the
                           Periods Ended May 31, 2002 and May 31, 2001                  5

                       Notes to Consolidated Condensed Financial
                           Statements                                                 6-9


   Item 2.       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                       9-12


PART II.         Other Information                                                     13
                 -----------------

SIGNATURES                                                                             14

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                                AZZ incorporated
                      Consolidated Condensed Balance Sheet

                                                                              05/31/02              02/28/02
ASSETS                                                                        UNAUDITED              AUDITED
------                                                                      ------------          ------------
CURRENT ASSETS
           CASH AND CASH EQUIVALENTS                                        $  1,778,805          $  1,737,876
           ACCOUNTS RECEIVABLE (NET OF ALLOWANCE)                             29,795,326            32,927,725
           INVENTORIES
                RAW MATERIAL                                                  11,400,073            11,640,049
                WORK-IN-PROCESS                                               10,160,801             9,782,620
                FINISHED GOODS                                                 1,852,281             1,913,559
           REVENUE IN EXCESS OF BILLINGS ON
                UNCOMPLETED CONTRACTS                                          2,563,320             4,130,982
           DEFERRED INCOME TAXES                                               1,684,251             1,706,294
           PREPAID EXPENSES AND OTHER                                            679,809               990,438
                                                                           -------------          ------------

                TOTAL CURRENT ASSETS                                          59,914,666            64,829,543

           PROPERTY, PLANT AND EQUIPMENT, NET                                 38,346,209            38,809,608
           GOODWILL, NET OF ACCUMULATED AMORTIZATION                          41,262,104            41,262,104
           OTHER ASSETS                                                        2,080,124             2,142,615
                                                                           -------------          ------------
                TOTAL ASSETS                                                $141,603,103          $147,043,870
                                                                           =============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
           LONG TERM DEBT DUE WITHIN ONE YEAR                               $ 10,045,000          $ 10,045,000
           ACCOUNTS PAYABLE                                                   10,747,997            17,150,563
           BILLINGS IN EXCESS OF REVENUE ON
                UNCOMPLETED CONTRACTS                                              7,882                18,132
           ACCRUED LIABILITIES                                                11,399,940            10,855,257
                                                                           -------------          ------------

                TOTAL CURRENT LIABILITIES                                     32,200,819            38,068,952

           LONG TERM DEBT DUE AFTER ONE YEAR                                  51,050,000            53,550,000
           DEFFERRED INCOME TAXES                                                673,663               673,663

           SHAREHOLDERS' EQUITY:
                COMMON STOCK, $1 PAR VALUE
                SHARES AUTHORIZED-25,000,000
                SHARES ISSUED 6,304,580                                        6,304,580             6,304,580
           CAPITAL IN EXCESS OF PAR VALUE                                     13,767,028            13,689,392
           ACCUMULATED OTHER COMPREHENSIVE INCOME                               (200,615)             (241,123)
           RETAINED EARNINGS                                                  47,352,782            44,740,066
           LESS COMMON STOCK HELD IN TREASURY
                (1,026,092 AND 1,047,199 SHARES AT COST RESPECTIVELY)         (9,545,154)           (9,741,660)
                                                                           -------------          ------------

                TOTAL SHAREHOLDERS' EQUITY                                    57,678,621            54,751,255
                                                                           -------------          ------------

                TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                    $141,603,103          $147,043,870
                                                                           =============          ============

See Accompaning Notes to Consolidated Condensed Financial Statements

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                                AZZ incorporated
                     Conslidated Condensed Income Statement


                                                             THREE MONTHS ENDED
                                                       05/31/02            05/31/01
                                                      UNAUDITED            UNAUDITED
                                                   ----------------     ---------------
NET SALES                                               $49,682,725         $34,305,642

COSTS AND EXPENSES
         COST OF SALES                                   38,483,488          26,245,257
         SELLING/G & A EXPENSES                           5,747,447           4,013,617
         INTEREST EXPENSE                                 1,152,359             465,504
         OTHER EXPENSE                                      119,715              71,683
                                                   ----------------     ---------------
                                                         45,503,009          30,796,061
                                                   ----------------     ---------------


         INCOME BEFORE INCOME TAXES                       4,179,716           3,509,581
         PROVISION FOR INCOME TAXES                       1,567,000           1,333,800
                                                   ----------------     ---------------

         NET INCOME                                     $ 2,612,716         $ 2,175,781
                                                   ================     ===============

         EARNINGS PER SHARE
              (BASIC)                                   $      0.50         $      0.44
              (DILUTED)                                 $      0.49         $      0.43

         CASH DIVIDEND PER SHARE DECLARED               $      0.00         $      0.16

See Accompaning Notes to Consolidated Condensed Financial Statements

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                                AZZ incorporated
                 Conslidated Condensed Statements of Cash Flows

                                                                                  THREE MONTHS ENDING
                                                                            05/31/02               05/31/01
                                                                            UNAUDITED             UNAUDITED
                                                                         ---------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                              $ 2,612,716            $ 2,175,781

     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
            PROVISION FOR BAD DEBTS                                               99,341                 76,917
            AMORTIZATION AND DEPRECIATION                                      1,744,852              1,494,425
            NET GAIN ON SALE OF PROPERTY, PLANT & EQUIPMENT                       (4,500)                (8,250)

     INCREASE (DECREASE) FROM CHANGES IN ASSETS & LIABILITIES

     ACCOUNTS RECEIVABLE                                                       3,033,058             (1,788,415)
     INVENTORIES                                                                 (76,927)              (289,646)
     PREPAID EXPENSES                                                            310,629                  8,277
     OTHER ASSETS                                                               (203,376)                   (52)
     NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED
            EARNINGS ON UNCOMPLETED CONTRACTS                                  1,557,412              3,171,844
     ACCOUNTS PAYABLE                                                         (6,402,566)            (2,268,374)
     ACCRUED LIABILITIES                                                         607,235                319,201
                                                                         ---------------       ----------------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                                 3,277,874              2,891,708

CASH FLOWS FROM INVESTING ACTIVITIES:
            PROCEEDS FROM THE SALE OF EQUIPMENT                                    4,500                 14,150
            PURCHASE OF PROPERTY PLANT AND EQUIPMENT                          (1,015,587)            (2,419,108)
            ACQUISITION OF SUBSIDIARY, PURCHASE PRICE ADJUSTMENT                       0                371,615
                                                                         ---------------       ----------------

     NET CASH USED IN INVESTING ACTIVITIES                                    (1,011,087)            (2,033,343)
                                                                         ---------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            PROCEEDS FROM EXERCISE  OF STOCK OPTIONS                             274,142                652,031
            PAYMENTS ON LONG TERM DEBT                                        (2,500,000)            (1,076,320)
            CASH DIVIDENDS PAID                                                        0               (795,762)
                                                                         ---------------       ----------------

     NET CASH USED IN FINANCING ACTIVITIES                                    (2,225,858)            (1,220,051)
                                                                         ---------------       ----------------

     NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                           40,929               (361,686)

     CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                            1,737,876              1,446,502
                                                                         ---------------       ----------------

     CASH & CASH EQUIVALENTS AT END OF PERIOD                                $ 1,778,805            $ 1,084,816
                                                                         ===============       ================

See Accompaning Notes to Consolidated Condensed Financial Statements

                                AZZ incorporated
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   Summary of Significant Accounting Policies


1. A summary of the Company's significant accounting policies is presented on Page 20 thru 23 of its 2002 Annual Shareholders' Report.

2. In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of May 31, 2002, and the results of its operations and cash flows for the periods ended May 31, 2002 and 2001.

3. Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock options.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                       Three months ended May 31,
                                                                        2002               2001
                                                                    ---------------------------------
                                                                             (unaudited)
                                                                     (in 000's except share and per
                                                                              share data)
       Numerator:
          Net income for basic and diluted
            earnings per common share                                   $2,612,716         $2,175,781
                                                                    ==============    ===============
       Denominator:
          Denominator for basic earnings per
             common share-weighted average shares                        5,263,167          4,980,791
       Effect of dilutive securities:
          Employee and Director stock options                               45,578            109,542
                                                                    --------------    ---------------
          Denominator for diluted earnings per
             common share                                                5,308,745          5,090,333
                                                                    ==============    ===============
       Basic earnings per common share                                  $      .50         $      .44
                                                                    ==============    ===============
       Diluted earnings per common share                                $      .49         $      .43
                                                                    ==============    ===============

4. Total comprehensive income for the quarter ended May 31, 2002 was $2,653,224, consisting of net income of $2,612,716 and net changes in accumulated other comprehensive income of $40,508 resulting from the Company's cash flow hedges.

     Total comprehensive income for the quarter ended May 31, 2001 was $1,974,659 consisting of net income of $2,175,781 and net changes in accumulated other comprehensive income of $201,122. The change in accumulated other comprehensive income included $185,000 as the accumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

5. A summary of the Company's operating segments is defined on page 30 and 31 of its 2002 Annual Shareholders' Report.

     Information regarding operations and assets by segment is as follows:

                                                        Three Months Ended May 31,
                                                       2002                   2001
                                                  ------------------------------------
                                                      (unaudited) (in thousands)
         Net Sales:
            Electrical and Industrial Products          $ 37,028              $ 20,931
            Galvanizing Services                          12,655                13,375
                                                  --------------        --------------
                                                        $ 49,683              $ 34,306
                                                  ==============        ==============
         Operating Income (a):
            Electrical and Industrial Products          $  4,578              $  3,549
            Galvanizing Services                           2,472                 1,854
                                                  --------------        --------------
                                                        $  7,050              $  5,403

         General Corporate Expense                      $  1,676              $  1,409
         Interest Expense                                  1,152                   465
         Other (Income) Expense, Net (b)                      42                    19
                                                  --------------        --------------
                                                        $  2,870              $  1,893

         Income Before Income Taxes                     $  4,180              $  3,510
                                                  ==============        ==============

         Total Assets:
            Electrical and Industrial Products          $ 93,961              $ 46,611
            Galvanizing Services                          43,998                39,799
            Corporate                                      3,644                 2,096
                                                  --------------        --------------
                                                        $141,603              $ 88,506
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

6.   New Accounting Pronouncements

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

     The Company adopted the new rules on accounting for goodwill and other intangible assets as of March 1, 2002, except, as provided for under Statement 142, goodwill and indefinite-lived intangible assets resulting from acquisitions completed after June 30, 2001 were not amortized in fiscal 2002. As of March 1, 2002, in accordance with the new standard the Company ceased amortization of all goodwill and performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and has determined that these tests did not result in an impairment of goodwill.

         Listed below is the unaudited pro forma results of summary financial information for the three month period ended May 2002, and 2001 to reflect the elimination of goodwill amortization included in the quarter ended May 31, 2001, as if SFAS No. 142 had been in effect at that time.

                                                                  Three Months Ended May 31,
                                                                  2002                   2001
                                                             ----------------       --------------
                                                                          (unaudited)
                                                             (in thousands except per share data)
         Reported Net Income                                          $2,613                $2,176
         Add back:  Goodwill amortization
                    net of income tax                                      0                   226
                                                             ---------------        --------------
         Adjusted Net Income                                          $2,613                $2,402
                                                             ===============        ==============

         Fully Diluted Earnings Per Share as reported:
            Fully Diluted Earnings Per Share                          $  .49                $  .43
         Add Back:  Goodwill amortization
                    net of income tax                                      0                   .04
                                                             ---------------        --------------
         Adjusted Diluted Earnings Per Share                          $  .49                $  .47
                                                             ===============        ==============

         Other intangible assets consisted of the following at May 31, 2002 and February 28, 2002:

                                                                 May 31,           February 28,
                                                                   2002                 2002
                                                             ----------------     ---------------
                                                                     (unaudited) (in thousands)
         Acquired backlog                                            $   302              $   302
         Non-compete agreements                                          883                  883
         Debt issue costs                                              1,187                  966
         Other                                                           204                  204
         Goodwill                                                     46,618               46,618
                                                             ---------------      ---------------
                                                                      49,194               48,973
         Less accumulated amortization                                 5,918                5,624
                                                             ---------------      ---------------
                                                                     $43,276              $43,349
                                                             ===============      ===============

         Accumulated amortization related to debt issue costs, non-compete agreements, backlog and other were $267,000, $65,000 $76,000 and $154,000 respectively, at May 31, 2002 and $80,000, $37,000, none, and
         $151,000, respectively at February 28, 2002. Accumulated amortization for goodwill was $5,356,000 at the end of February 28, 2002 and May 31, 2002.

         The Company recorded amortization expenses for the three months ending May 31, 2002 in the amount of $294,000. The following table projects the estimated amortization expense for the five succeeding fiscal years.

                                                   Amortization Expense
                                              -----------------------------
                                               (unaudited) (in thousands)
                                        2003                        $  597
                                        2004                           476
                                        2005                           346
                                        2006                           155
                                        2007                           112
                                  Thereafter                           328
                                                                       ---
                                       Total                        $2,114

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. The new Statement supercedes current accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the effects of the disposal of a business. There was no affect on the Company's financial statements related to this adoption.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS

Consolidated net revenues increased 45% to $49.7 million for the three-month period ended May 31, 2002 as compared to $34.3 million for the same period in fiscal 2002. Revenues excluding acquisitions were $32.2 million a decrease of 6%. The Electrical and Industrial Segment's revenues increased $16.1 million or 77% for the three-month period ended May 31, 2002, as compared to the same period in fiscal 2002. Revenues for this segment, excluding acquisitions decreased 6.7% to $19.5 million as compared to $20.9 million for the same period in fiscal 2002. Revenues for this segment's electrical products increased 122% to $32.4 million for the quarter, as compared to $14.6 million for the same period in fiscal 2002. Excluding the acquisitions of Central Electric Company and Carter & Crawley Inc., the electrical products revenues increased 2% to $14.9 million. Revenues for this segment's industrial products decreased 26.7% to $4.6 million for the first quarter of fiscal 2003 as compared to $6.3 million for the same period in fiscal 2002. Despite improvement in overall economic indicators, the Company has seen little improvement in the industrial market served.

The Electrical and Industrial Segment's backlog, including acquisitions, was $77.7 million for the first quarter as compared $36.9 million for the same period in fiscal 2002. Backlog from the Company's November 1, 2002 acquisitions accounted for $36 million or 88% of the increase. The electrical products backlog increased $41.6 million to $72.7 million while the industrial products backlog decreased $800,000 to $5 million.

Net revenues in the Galvanizing Services Segment decreased 5% to $12.7 million for the three-month period ended May 31, 2002 as compared to $13.4 million for the same period ended May 31, 2001. The Galvanizing Services Segment revenues continue to be negatively impacted by a slow down in the general economy.

Consolidated operating income (net sales less operating expenses) increased by 31% for the three-month period ended May 31, 2002 as compared to the same period in fiscal 2002. Operating income was aided by the adoption of SFAS No. 142, which discontinued the amortization of goodwill in the amount of $286,000 for the first quarter of fiscal 2003 as compared to the same period in fiscal 2002.

Operating income in the Electrical and Industrial Products Segment increased $1 million or 29% for the three-month period ended May 31, 2002 as compared to the same period in fiscal 2002. Excluding acquisitions, operating income decreased 12.4% to $3.1 million for the three-month period ended May 31, 2002 as compared to $3.5 million for the same period in fiscal 2002. The Company's industrial products accounted for the majority of this decrease. Operating income for this segment's electrical products increased 59% to $4.1 million for the three-month period ended May 31, 2002 as compared to the same period in fiscal 2002. Acquisitions made on November 1, 2001 accounted for 95% of the increase while the eliminations of goodwill amortization accounted for the remainder of the increase. Operating income for this segment's industrial products decreased 53.5% to $439,000 for the three-month period ended May 31, 2002 as compared to $945,000 for the same period in fiscal 2002. Operating income and margins were significantly impacted by lower sales volumes due to the downturn in the industrial market and the loss of an automotive customer in the fourth quarter of fiscal 2002. The loss of the automotive product line accounted for approximately 16% of the decrease. During the first quarter the Company instituted cost reductions for it's industrial products, but was unable to over come the 27% reduction in sales volumes.

In the Galvanizing Services Segment, operating income increased $618,000 to $2.5 million for the three-month period ended May 31, 2002 as compared to the same period in fiscal 2002. The elimination of goodwill amortization accounted for $171,000 of the increased operating profits. This segment also benefited from lower zinc and natural gas cost for the current quarter as compared to same period in fiscal 2002.

General corporate expenses (selling, general and administrative expense, and other (expense)) for the three-month period ended May 31, 2002 increased $1.8 million or 43% as compared to the same period in fiscal 2002. As a percent of sales, general corporate expenses were 11.8% for the three-month period ended May 31, 2002 compared to 11.9% for the same period ended May 31, 2001.

Net interest expense for the three-month period ended was $1.2 million, an increase of 148% from the same period in fiscal 2002. The additional debt required to purchase the acquisitions of Central Electric and Carter & Crawley Inc. created the additional interest expense.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $3.3 million for the three-month period ended May 31, 2002, as compared to $2.9 million for the same period in fiscal 2002. Net cash provided by operations was generated from $2.6 million in net income and $1.7 million in depreciation and amortization, offset by net changes in operating assets and liabilities and other of $1 million. During the three-month period ended May 31, 2002, capital improvements were made in the amount of $1 million and long-term debt was repaid in the amount of $2.5 million.

On November 1, 2001 the Company entered a new syndicated credit facility, which replaced the previous term notes and revolving line of credit. This agreement included a $40 million term facility and a $45 million revolving credit facility. The revolving credit is contingent on asset-based collateral of inventories and accounts receivables. The $40 million term note is payable in $10 million installments over the next four years. At May 31, 2002, the Company had $39 million outstanding under the term note and $22 million outstanding on the revolving credit facility. At May 31, 2002, the Company had approximately $5.1 million available under the revolving line of credit.

Interest on borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus applicable margin for the base rate borrowings for the applicable facility, or the adjusted eurodollar rate plus the applicable margin for eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio, which was 2.50% at May 31, 2002 and correlated to an interest rate of 6.14% on the term note and 4.50% on the revolving line of credit at May 31, 2002. Additionally, the Company is obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .25% to .5% on the unused revolving credit facility.

The Company utilizes interest rate swap agreements to protect against volatile interest rates and manage interest expense. At May 31, 2002, the Company has a $5.4 million interest rate swap agreement entered into in February 1999 at a fixed rate of 6.8%. On November 1, 2001 the Company entered into an interest rate swap agreement covering an additional $40 million of term debt at a fixed rate of 6.14%. In conjunction with the Company's new financing agreement the Company discontinued hedge accounting for the February 1999 interest rate swap effective November 1, 2001. The Company continued to amortize the amount that was in other comprehensive income as of November 1, 2001. Subsequent changes in fair value have been recognized in earnings. At May 31, 2002 the fair value of the February 1999 swap was a liability of $200,000. The November 2001 interest rate swap, which was designated as a hedge of the Company's variable rate interest, has an unrealized loss of $54,000 as of May 31, 2002. The accumulated balance in other comprehensive income is $201,000, net of tax of $123,000, as of May 31, 2002. This amount will be charged to interest expense over the respective terms of the two swaps.

The Company has not experienced any significant changes in market risk exposures.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements requires the Company to make estimates that affect the reported value of assets, liabilities, revenues and expenses. The Company's estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, and form the basis for the Company's conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic conditions change. The use of estimates is pervasive throughout the Company's financial statements, but accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities and revenue recognition. More information regarding significant accounting policies can be found in Note 1 of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K.

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

Accruals for Contingent Liabilities- The amounts the Company recognizes for claims such as insurance recoverables, warranty and other contingent liabilities requires the Company to make judgments regarding the amount of expenses that will ultimately be incurred. The Company uses past history and experience, as well as other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than the Company's estimates.

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

                           PART II. OTHER INFORMATION

                                AZZ incorporated


Item 1.    Legal Proceedings - Not applicable.

Item 2.    Changes in Securities - Not applicable.

Item 3.    Defaults Upon Senior Securities - Not applicable.

Item 4.    Submissions of Matters to a Vote of Security Holders

Shareholders at the Annual Meeting on July 9, 2002 reelected three incumbent directors, Martin C. Bowen, Kevern R. Joyce, and Sam Rosen. Of the 4,659,008 shares represented at the meeting, 4,632,989 shares (88%) were voted for Mr. Bowen, 4,634,779 shares (88%) were voted for Mr. Joyce, and 4,635,598 shares (88%) were voted for Mr. Rosen. Other directors continuing in office are L.C. Martin, David Dingus, Dr. H. Kirk Downey, R. J. Schumacher, Dana Perry, Daniel Berce and Daniel Feehan.

One proposal by the Board of Directors was submitted to the stockholders at the Annual Meeting, with the following vote tabulation.

Approval of Ratification of the Appointment           Approved/Failed to Approve
                                                      --------------------------
of Ernst & Young LLP as Auditors.

         Shares for:        4,637,613       99.6%
         Shares Against:       11,140         .2%                APPROVED
         Shares Abstained:     10,255         .2%

Item 5.    Other Information - Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(A) Exhibits - There were no exhibits filed with this 10-Q for the three months ended May 31, 2002.

(B) Reports on Form 8-K - There were no 8-K's filed during the three months ended May 31, 2002.

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



                                    AZZ incorporated
                                    -------------------------------------------
                                    (Registrant)



Date:   7/12/02                     /s/ Dana Perry
        -------                     --------------------------------------------
                                    Dana Perry, Vice President for Finance
                                    Chief Financial Officer