Form 10-Q
period 2002-08-31
AZZ INC
filed 2002-10-15
CIK 8947

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: August 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-12777

AZZ incorporated
(Exact name of registrant as specified in its charter)

Texas	75-0948250
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

1300 South University Drive, Fort Worth, Texas	76107
(Address of principal executive offices)	(Zip Code)

(817) 810-0095
Registrant’s telephone number, including area code:

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $1.00 Par Value	Outstanding at August 31, 2002 5,285,988
Class	Number of Shares

AZZ INCORPORATED

PART I.    FINANCIAL INFORMATION

Item I.    Financial Statements

AZZ INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEET

	08/31/02	02/28/02
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS	$1,682,326	$1,737,876
ACCOUNTS RECEIVABLE(NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS)	31,098,588	32,927,725
INVENTORIES
RAW MATERIAL	10,567,320	11,640,049
WORK-IN-PROCESS	11,761,181	9,782,620
FINISHED GOODS	1,863,969	1,913,559
COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS	3,817,251	4,130,982
DEFERRED INCOME TAXES	1,900,387	1,706,294
PREPAID EXPENSES AND OTHER	471,468	990,438

TOTAL CURRENT ASSETS	63,162,490	64,829,543
PROPERTY,PLANT AND EQUIPMENT, NET	37,987,830	38,809,608
GOODWILL, NET OF ACCUMULATED AMORTIZATION	41,262,104	41,262,104
OTHER ASSETS	1,850,787	2,142,615

	$144,263,211	$147,043,870

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
LONG-TERM DEBT DUE WITHIN ONE YEAR	$11,045,000	$10,045,000
ACCOUNTS PAYABLE	13,450,816	17,150,563
BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	168,933	18,132
ACCRUED LIABILITIES AND INCOME TAXES	12,824,097	10,855,257

TOTAL CURRENT LIABILITIES	37,488,846	38,068,952
LONG-TERM DEBT DUE AFTER ONE YEAR	46,050,000	53,550,000
DEFERRED INCOME TAXES	673,663	673,663

SHAREHOLDERS’ EQUITY:
COMMON STOCK,$1 PAR VALUE
SHARES AUTHORIZED-25,000,000
SHARES ISSUED 6,304,580	6,304,580	6,304,580
CAPITAL IN EXCESS OF PAR VALUE	13,802,403	13,689,392
CUMULATION OF OTHER COMPRENSIVE INCOME	(553,257)	(241,123)
RETAINED EARNINGS	49,972,305	44,740,066
LESS COMMON STOCK HELD IN TREASURY, AT COST
( 1,018,592 SHARES AT 8/31/02 AND 1,047,199 SHARES AT 2/28/02)	(9,475,329)	(9,741,660)

TOTAL SHAREHOLDERS’ EQUITY	60,050,702	54,751,255

	$144,263,211	$147,043,870

See Accompanying Notes to Consolidated Condensed Financial Statements

PART I.    FINANCIAL INFORMATION

Item I.    Financial Statements

AZZ INCORPORATED

CONSOLIDATED CONDENSED INCOME STATEMENT

	Three Months Ended		Six Months Ended
	08/31/02	08/31/01	08/31/02	08/31/01
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET SALES	$48,773,366	$32,873,513	98,456,091	$67,179,155

COSTS AND EXPENSES
COST OF SALES	38,306,766	25,480,688	76,790,254	51,725,945
SELLING, GENERAL, AND ADMINISTRATIVE	5,101,712	3,917,506	10,849,159	7,931,123
INTEREST EXPENSE	1,054,474	437,981	2,206,833	903,484
OTHER EXPENSE, NET	107,791	71,982	227,506	143,666

	44,570,743	29,908,157	90,073,752	60,704,218

INCOME BEFORE INCOME TAXES	4,202,623	2,965,356	8,382,339	6,474,937
INCOME TAX EXPENSE	1,583,100	1,129,786	3,150,100	2,463,586

NET INCOME	$2,619,523	$1,835,570	5,232,239	$4,011,351

EARNINGS PER COMMON SHARE
BASIC	$0.50	$0.36	0.99	$0.80
DILUTED	$0.49	$0.36	0.99	$0.78

See Accompanying Notes to Consolidated Condensed Financial Statements

PART I.    FINANCIAL INFORMATION

Item I.    Financial Statements

AZZ INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ending
	08/31/02	08/31/01
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$5,232,239	$4,011,351

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR DOUBTFUL ACCOUNTS	203,791	157,417
AMORTIZATION AND DEPRECIATION	3,461,650	3,039,638
NET GAIN ON SALE OF PROPERTY,PLANT & EQUIPMENT	(6,055)	(7,779)
NON-CASH COMPENSATION EXPENSE	84,700	93,572

EFFECTS OF CHANGES IN OPERATING ASSETS AND LIABILITIES:

ACCOUNTS RECEIVABLE	1,625,346	(338,825)
INVENTORIES	(856,242)	(139,840)
PREPAID EXPENSES AND OTHER	518,970	101,124
OTHER ASSETS	(221,182)	(34,765)
NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	464,532	2,077,267
ACCOUNTS PAYABLE	(3,699,747)	(1,299,576)
OTHER ACCRUED LIABILITIES AND INCOME TAXES	1,462,613	(786,689)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,270,615	6,872,895

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM THE SALE OF PROPERTY, PLANT, AND EQUIPMENT	9,680	31,951
PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT	(2,130,487)	(5,542,041)
ACQUISTION OF SUBSIDIARIES, PURCHASE PRICE ADJUSTMENT	—	371,615

NET CASH USED IN INVESTING ACTIVITIES	(2,120,807)	(5,138,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	294,642	1,712,194
PAYMENTS ON LONG-TERM DEBT	(6,500,000)	(2,652,642)
CASH DIVIDENDS PAID	—	(795,762)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(6,205,358)	(1,736,210)

NET DECREASE IN CASH & CASH EQUIVALENTS	(55,550)	(1,790)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,737,876	1,446,502

CASH & CASH EQUIVALENTS AT END OF PERIOD	$1,682,326	$1,444,712

See Accompanying Notes to Consolidated Condensed Financial Statements

AZZ INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  These interim unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2002 included in the Form 10-K covering such period.

2.  In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of August 31, 2002, and the results of its operations for the three-month and six-month periods ended August 31, 2002 and 2001 and cash flows for the six-month periods ended August 31, 2002 and 2001.

3.  Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock options.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended August 31,		Six months ended August 31,
	2002	2001	2002	2001
	(unaudited)
	(In thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$2,620	$1,836	$5,232	$4,011

Denominator:
Denominator for basic earnings per common share—weighted average shares	5,283,488	5,081,419	5,273,328	5,031,105
Effect of dilutive securities:
Employee and Director stock options	17,804	85,056	31,691	97,299

Denominator for diluted earnings per common share	5,301,292	5,166,475	5,305,019	5,128,404

Basic earnings per common share	$.50	$.36	$.99	$.80

Diluted earnings per common share	$.49	$.36	$.99	$.78

4.  Total comprehensive income for the quarter ended August 31, 2002 was $2,266,881, consisting of net income of $2,619,523 and net changes in accumulated other comprehensive income of ($352,642). For the six-month period ended August 31, 2002, total comprehensive income was $4,920,105, consisting of net income of $5,232,239 and net changes in accumulated other comprehensive income of ($312,134). Changes in other comprehensive income result from changes in the Company’s cash flow hedges.

Total comprehensive income for the quarter ended August 31, 2001 was $1,818,970 consisting of net income of $1,835,570 and accumulated other comprehensive income of ($16,600). For the six-month period ended August 31,2001, total comprehensive income was $3,793,629, consisting of net income of $4,011,351 and comprehensive income of ($217,722). The change in accumulated other comprehensive income included $185,000 as the accumulative effect of adopting SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

5.  A summary of the Company’s operating segments as defined on page 30 and 31 of its Form 10-K report for the year ended February 28, 2002.

Information regarding operations and assets by segment is as follows:

	Three Months Ended Aug 31,		Six Months Ended Aug 31,
	2002	2001	2002	2001
	(unaudited)
	(in thousands)
Net Sales:
Electrical and Industrial Products	$36,297	$19,940	$73,325	$40,870
Galvanizing Services	12,476	12,934	25,131	26,309

	$48,773	$32,874	$98,456	$67,179
Operating Income(a):
Electrical and Industrial Products	$4,127	$3,083	$8,705	$6,633
Galvanizing Services	2,482	1,734	4,954	3,587

	$6,609	$4,817	$13,659	$10,220
General Corporate Expense	$1,290	$1,353	$2,966	$2,761
Interest Expense	1,055	438	2,207	904
Other (Income) Exp., Net(b)	61	61	103	80

	$2,406	$1,852	$5,276	$3,745
Income Before Income Taxes	$4,203	$2,965	$8,383	$6,475

Total Assets:
Electrical and Industrial Products	$96,742	$45,462	$96,742	$45,462
Galvanizing Services	44,313	40,577	44,313	40,577
Corporate	3,208	2,653	3,208	2,653

	$144,263	$88,692	$144,263	$88,692

(a)	Operating income consists of net sales less cost of sales, specifically identifiable general and administrative expenses and selling expenses.
(b)	Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expense not specifically identifiable to a segment.

6.  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations”, and SFAS No. 142 “Goodwill and Other Intangible Assets”, (Statement 142) effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

Listed below is the unaudited pro forma results of summary financial information for the three and six-month period ended August 2002, and 2001 to reflect the elimination of goodwill amortization included in the three and six month periods ended August 31, 2001, as if SFAS No. 142 had been in effect at that time.

	Three Months Ended, August 31,		Six Months Ended, August 31,
	2002	2001	2002	2001
	(unaudited)
	(In thousands except per share data)
Reported Net Income	$2,620	$1,836	$5,232	$4,011
Add back: Goodwill amortization net of income tax	0	$274	0	$500

Adjusted Net Income	$2,620	$2,110	$5,232	$4,511

Fully Diluted Earnings Per Share as reported	$.49	$.36	$.99	$.78
Add Back: Goodwill amortization net of income tax	0.05		0.10

Adjusted Diluted Earnings Per Share	$.49	$.41	$.99	$.88

Other intangible assets, consisted of the following at August 31, 2002 and February 28, 2002:

	August 31, 2002	February 28, 2002
	(unaudited)	(audited)
	(in thousands)
Debt issue costs	$1,187	$966
Non-compete agreements	883	883
Acquired backlog	302	302
Other	204	204
Goodwill	46,618	46,618

	49,194	48,973
Less accumulated amortization	6,137	5,624

	$43,057	$43,349

Accumulated amortization related to debt issue costs, non-compete agreements, backlog and other were $380,000, $93,000 $150,000 and $158,000 respectively, at August 31, 2002 and $80,000, $37,000, none, and $151,000, respectively at February 28, 2002. Accumulated amortization for goodwill was $5,356,000 at the end of February 28, 2002 and August 31, 2002.

The Company recorded amortization expenses for the six-months ending August 31, 2002 in the amount of $513,000. The following table projects the estimated amortization expense for the five succeeding fiscal years.

Amortization Expense
(unaudited) (in thousands)
2003	$420
2004	476
2005	346
2006	155
2007	92
Thereafter	306

Total	$1,795

In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently evaluating the effect, if any, this Statement will have on its financial statements and related disclosures.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001. The new Statement supercedes current accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the effects of the disposal of a business. There was no affect on the Company’s financial statements related to this adoption.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “intend,” “should,” “my,” “believe,” and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to: the level of demand for Company products and services, prices and raw material cost, including zinc and natural gas which is used in the hot dip galvanizing process; changes in the economic conditions of the various markets the Company serves, foreign and domestic, including the market price for oil and natural gas; customer requested delay of shipments, acquisition opportunities, adequacy of financing, and availability of experienced management employees to implement the Company’s growth strategy; and customer demand, including demand by the electrical power generation, transmission and distribution markets and the industrial markets and response to products and services offered by the Company. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

RESULTS OF OPERATIONS

For the three-month and six-month periods ended August 31, 2002, consolidated net revenues increased 48% and 47%, respectively, as compared to the same periods in fiscal 2002. Revenues excluding acquisitions were $33.9 million for three-month period ended August 31, 2002, an increase of 3% as compared to the same period in fiscal 2002. For the six-month period ended August 31, 2002, revenues excluding acquisitions, were $66.1 million, a decrease of 2% as compared to the same period in fiscal 2002.

Revenues for the Electrical and Industrial Products Segment increased $16.4 million or 82% for the three-month period ended August 31, 2002, and $32.5 million or 79% for the six-month period ended August 31, 2002, as compared to the same periods in fiscal 2002. Excluding acquisitions, the Electrical and Industrial Segment’s revenues increased 8% to $21.5 million for the three-month period and were unchanged at $41 million for the six-month period ended August 31, 2002, as compared to the same period in fiscal 2002. Revenues for this segments electrical products component increased 138% to $31.5 million for the three-month period ended August 31, 2002 and increased 129% to $63.9 million for the six-month period ended August 31, 2002, as compared to the same periods in fiscal 2002. Revenues for the electrical products component, excluding acquisitions, increased $3.4 million or 26% for the three-month period ended August 31, 2002 and increased $3.7 million or 13% for the six-month period ended August 31,2002 as compared to the same periods in fiscal 2002. The increased revenues for the electrical products component is the result of shipments of built up backlog, prior to the Enron bankruptcy, from the deregulation of the power industry. Revenues for this segments industrial products component decreased 28% to $4.8 million for the three-month period ended August 31, 2002 and decreased 28% to $9.4 million for the six-month period ended August 31, 2002, as compared to the same periods in fiscal 2002. Revenues for the Company’s industrial products component continues to be negatively impacted by the halting and uneven economic recovery from the 2001 recession and the loss of the Company’s product line serving the automotive industry.

The Electrical and Industrial Products Segment’s backlog was $65.7 million as of August 31, 2002, as compared to $56.7 million for the same period in fiscal 2002. Backlog from the Company’s November 2001 acquisitions accounted for $32.5 million of the $65.7 million backlog at August 31, 2002. As a result of these acquisitions, the Company has reduced its dependence on the power generation market. The slow down in the power generation markets, as a result of the Enron Bankruptcy and the Independent Power Producers loss of access to capital markets, combined with the lower demand from the economic slow down, has had a negative effect on the Company’s backlog. This segments electrical products backlog increased 20% to $61.2 million as of August 31, 2002 as compared to August 31, 2001. Excluding acquisitions the electrical products backlog decreased 44% to $28.7 million as of August 31, 2002 as compared to August 31, 2001. This segments industrial products backlog decreased $1 million to $4.5 million. As stated previously, this is the result of the halting and uneven economic recovery from the 2001 recession on the industrial market, which these products serve.

Revenues in the Galvanizing Services Segment decreased $458,000 or 4% for the three-month period ended August 31, 2002, and decreased $1.2 million or 4% for the six-month period ended August 31, 2002. The reduced revenues are the result of the downturn in the industrial economy, which has directly impacted the steel fabrication market.

Consolidated operating income (net sales less operating expenses) increased $1.8 million or 37% for the three-month period ended August 31,2002 and $3.4 million or 34% for the six-month period ended August 31, 2002, as compared to the same periods in fiscal 2002.Operating income was aided by the adoption of SFAS NO. 142 which discontinued the amortization of goodwill in the amount of $319,000 and $602,000 for the three and six-month periods ended August 31, 2002, as compared to the same periods in fiscal 2002.

Operating income in the Electrical and Industrial Products Segment increased $1 million or 34% and $2.1 million or 31% for the three and six-month periods ended August 31, 2002 as compared to the same periods in fiscal 2002. Operating income was aided by the elimination of goodwill amortization of $148,000 and $260,000 for the three and six-month periods ended August 31, 2002. Operating income for this segment, excluding acquisitions, increased 14% to $3.5 million for the three-month period ended August 31, 2002 and was unchanged at $6.6 million for the six-month period ended August 31, 2002 as compared to the same periods in fiscal 2002. Operating income for the Electrical and Industrial Products Segment improved for the three-month period ended August 31, 2002 as result of increased sales volumes, operational efficiencies, and a more profitable product mix. Operating income for this segment’s electrical products component increased 70% to $3.5 million for the three-month period ended August 31, 2002 and 64% to $7.7 million for the six-month period ended August 31, 2002, as compared to the same periods in fiscal 2002. The November 2001 acquisitions accounted for 41% and 69% of the increase for three and six-month periods ended August 31, 2002, respectively. For the industrial products component of this segment, operating profits decreased 41% to $596,000 for the three-month period August 31, 2002 as compared to the same period in fiscal 2002. For the six-month period ended August 31, 2002 industrial products component operating income decreased 47% to $1 million. A significant reduction in sales volumes created lower operating margins and profits for the Company’s industrial products. The slow down in the industrial market and the loss of an automotive customer in fourth quarter of fiscal 2002 created the reduced sales volumes. The loss of the automotive product accounted for 17% of the decrease for both the three and six-month periods ended August 31, 2002. Subsequent to the period ended August 31, 2002, the Company made the decision to cease operations at Clark Control, Inc., located in Nashville, Tenn., and consolidate the operation into two of the Company’s existing operations. The consolidation should provide operational efficiencies and improved margins for the products being produced at Clark Control, Inc. The consolidation and closure of this facility should be completed during the fourth quarter of the current fiscal year. The cost of the closure will consist of an impairment of leasehold improvements and termination cost in conjunction with their current lease agreement. All costs associated with the closure and consolidation of the facility will be incurred during the third and fourth quarters of the current fiscal year. The charge related to the impairment of the leasehold improvements will amount to approximately $300,000. The costs of terminating the lease are currently undetermined and will be contingent on the Company’s ability to sublease the facility. The lease termination cost could range from $0 to $500,000, but the management of the Company believes that any cost association with this lease will be on the lower end of the range. In light of the current economic conditions, the Company continues to review potential opportunities that could improve future operational efficiencies and debt leverage.

In the Galvanizing Services Segment, operating income increased $748,000 or 43% and $1.4 million or 38% for the three and six-month periods ended August 31, 2002, as compared to the same periods in fiscal 2002. Operating income was aided by the elimination of goodwill amortization of $171,000 and $342,000 for the three and six-month periods ended August 31, 2002. Despite pricing pressures, this segment showed improvement in operating profits and margins due to the reduction in zinc and natural gas costs. Other costs reduction and restructurings have been implemented, but were offset by additional depreciation costs associated with the new Crowley Galvanizing facility which began production in March of the current fiscal year.

General corporate expenses (selling, general and administrative expense, and other (income) expense) for the three and six-month periods ended August 31, 2002, increased $1.2 million or 30% and $3 million or 37%, respectfully, as compared to the same periods in fiscal 2002. As a percent of sales, general corporate expenses were 10.7% and 11.3% for the three and six-month periods ended August 31, 2002, as compared to 12.2% and 12% to the same periods in fiscal 2002.

Net interest expense for the three and six-month periods ended August 31, 2002, was $1.1 million and $2.2 million, an increase of 141% and 144%, respectively, compared to the same periods in fiscal 2002. The additional debt required to purchase the acquisitions of Central Electric Company and Carter & Crawley Inc. created the additional interest expense. A portion of this increased interest expense associated with the acquisitions was offset by lower interest rates on variable debt.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $8.3 million for the six-month period ended August 31, 2002, as compared to $6.9 million for the same period in fiscal 2002. Net cash provided by operations was generated from $5.2 million in net income and $3.5 million in depreciation and amortization, offset by net changes in operating assets and liabilities and other of $400,000. During the six-month period ended August 31, 2002, capital improvements were made in the amount of $2.1 million and long-term debt was repaid in the amount of $6.5 million.

On November 1, 2001 the Company entered a new syndicated credit facility, which replaced the previous term notes and revolving line of credit. This agreement included a $40 million term facility and a $45 million revolving credit facility. The revolving credit is contingent on asset-based collateral of inventories and accounts receivables. The $40 million term note is payable in $10 million installments over a four year period. At August 31, 2002, the Company had $36 million outstanding under the term note and $21 million outstanding under the revolving credit facility. At August 31, 2002, the Company had approximately $6 million available under the revolving line of credit.

Interest on borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus applicable margin for the base rate borrowings for the applicable facility, or the adjusted eurodollar rate plus the applicable margin for eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio, which was 2.50% at August 31, 2002 and correlated to an interest rate of 6.14% on the term note and 4.30% on the revolving line of credit at August 31, 2002. Additionally, the Company is obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .25% to .5% on the unused revolving credit facility. The commitment fee as of August 31, 2002 was .5%.

The Company utilizes interest rate swap agreements to protect against volatile interest rates and manage interest expense. At August 31, 2002, the Company has a $5 million interest rate swap agreement entered into in February 1999 at a fixed rate of 6.8%. On November 1, 2001 the Company entered into an interest rate swap agreement covering an additional $40 million of term debt at a fixed rate of 6.14%. In conjunction with the Company’s financing agreement the Company discontinued hedge accounting for the February 1999 interest rate swap effective November 1, 2001. The Company continues to amortize the amount that was in other comprehensive income as of November 1, 2001. Subsequent changes in fair value have been recognized in earnings. At August 31, 2002 the fair value of the February 1999 swap was a liability of $268,000. The November 2001 interest rate swap, which was designated as a hedge of the Company’s variable rate interest, has an unrealized loss of $642,000 as of August 31, 2002. The accumulated balance in other comprehensive income is $553,000, net of tax of $339,000, as of August 31, 2002. This amount will be charged to interest expense over the respective terms of the two swaps.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements requires the Company to make estimates that affect the reported value of assets, liabilities, revenues and expenses. The Company’s estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, and form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic conditions change. The use of estimates is pervasive throughout the Company’s financial statements, but accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities and revenue recognition. More information regarding significant accounting policies can be found in Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for its fiscal year ended February 28, 2002.

Allowance for Doubtful Accounts- The carrying value of the accounts receivables is continually evaluated based on the likelihood of collection. An allowance is maintained for estimated losses resulting from our customer’s inability to make required payments. The allowance is determined by historical experience of uncollected accounts, the level of past due accounts, overall level of outstanding accounts receivables, information about specific customers with respect of their inability to make payments and future expectations of conditions that might impact the collectibility of accounts receivables. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accruals for Contingent Liabilities- The amounts the Company recognizes for claims including insurance recoverables, warranty liabilities, environmental and other contingent liabilities requires the Company to make judgments regarding the amount of expenses that will ultimately be incurred. The Company uses past history and experience, as well as other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than the Company’s estimates.

Revenue Recognition—Revenue is recognized for the Galvanizing Services segment upon completion of the galvanizing services and/or shipment of product. Revenue is recognized for the Electrical and Industrial Products segment upon transfer of title and risk to customers, or based upon the percentage of completion method as contract services are performed. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to estimated total contract costs at completion. Contract costs include direct labor and material, and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are estimable. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market risk relating to the Company’s operations results primarily from changes in interest rates and commodity prices. The Company has only limited involvement with derivative financial instruments and is not a party to any leveraged derivatives.

The Company manages its exposures to changes in interest rates by optimizing the use of variable and fixed rate debt. The Company had approximately $21 million of variable rate borrowings at August 31, 2002 after its hedges. In November 2001, the Company entered into a interest rate protection agreement with its lender to modify the interest characteristics of $40 million of debt from variable rate to a fixed rate. In conjunction with the Company’s financing agreement the Company discontinued hedge accounting for the February 1999 interest rate swap effective November 1, 2001. At August 31, 2002 the fair value of the February 1999 interest rate swap was a liability of $268,000. The November 2001 interest rate swap, which was designated as a hedge of the Company’s variable rate interest, has an unrealized loss of $642,000 as of August 31, 2002. The accumulated balance in other comprehensive income is $553,000, net of tax of $339,000, as of August 31, 2002. This amount will be charged to interest expense over the respective terms of the two swaps. The Company believes it has adequately protected itself from increased interest cost under these financial arrangements.

The Company manages its exposures to commodity prices, primarily zinc used in its Galvanizing Services Segment, by utilizing contracts with its zinc suppliers that include protective caps to guard against rising commodity prices. Management believes these contractual agreements ensure adequate supplies and partial offset against exposure to commodity price swings.

The Company does not believe that a hypothetical change of 10% of the interest rate currently in effect or a change of 10% of commodity prices would have a significantly adverse effect on the Company’s results of operations, financial position, or cash flows.

Item 4.     Controls and Procedures

On October 11, 2002 (the “Evaluation Date”), an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of October 11, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to October 11, 2002.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings—Not applicable.

Item 2.     Changes in Securities—Not applicable.

Item 3.     Defaults Upon Senior Securities—Not applicable.

Item 4.     Submissions of Matters to a Vote of Security Holders—Not applicable

Item 5.     Other Information—Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(A)  Exhibits—The exhibits required by this item are set forth below.

Exhibit Number	Description of Exhibit

10(26)	Second amendment to amended and restated revolving and term loan agreement with Bank of America, N.A., dated August 29, 2002

10(27)	2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated

10(28)	Form of Non-Qualified Stock Option Agreement for Use under the 2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated

10(29)	Resolutions Approving Amendments to the AZZ incorporated Employee Benefit Plan and Trust

99.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002

99.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002

(B)  Reports on Form 8-K—No reports on Form 8-K were filed during the three months ended August 31, 2002.

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

AZZ INCORPORATED (Registrant)

/s/ DANA PERRY,
Dana Perry, Vice President for Finance Principal Financial Officer
Date:    10/15/02

CERTIFICATIONS

I, David H. Dingus, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of AZZ incorporated.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a.  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a.  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DAVID H. DINGUS
President and Chief Executive Officer

Date:    October 15, 2002

CERTIFICATIONS

I, Dana L. Perry, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of AZZ incorporated.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a.  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

d.  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DANA L. PERRY
Vice President and Chief Financial Officer

Date:    October 15, 2002

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10(26)	Second amendment to amended and restated revolving and term loan agreement with Bank of America, N.A., dated August 29, 2002

10(27)	2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated

10(28)	Form of Non-Qualified Stock Option Agreement for Use under the 2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated

10(29)	Resolutions Approving Amendments to the AZZ incorporated Employee Benefit Plan and Trust

99.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002

99.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002