Form 10-Q
period 2002-11-30
AZZ INC
filed 2003-01-15
CIK 8947

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: November 30, 2002

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

Registrant’s telephone number, including area code: (817) 810-0095

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Outstanding at November 30, 2002
Common Stock, $1.00 Par Value	5,285,988
Class	Number of Shares

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item I.    Financial Statements
AZZ incorporated
CONSOLIDATED CONDENSED BALANCE SHEET

	11/30/2002	02/28/2002
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$1,639,244	$1,737,876
ACCOUNTS RECEIVABLE(NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS)	26,622,267	32,927,725
INVENTORIES
RAW MATERIAL	10,481,285	11,640,049
WORK-IN-PROCESS	10,246,867	9,782,620
FINISHED GOODS	1,535,843	1,913,559
COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON
UNCOMPLETED CONTRACTS	3,741,858	4,130,982
DEFERRED INCOME TAXES	1,884,453	1,706,294
PREPAID EXPENSES AND OTHER	293,882	990,438

TOTAL CURRENT ASSETS	56,445,699	64,829,543

PROPERTY, PLANT AND EQUIPMENT, NET	37,315,526	38,809,608
GOODWILL, NET OF ACCUMULATED AMORTIZATION	41,262,104	41,262,104
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION	1,637,914	2,142,615

	$136,661,243	$147,043,870

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
LONG-TERM DEBT DUE WITHIN ONE YEAR	$10,545,000	$10,045,000
ACCOUNTS PAYABLE	11,001,525	17,150,563
BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON
UNCOMPLETED CONTRACTS	114,926	18,132
ACCRUED LIABILITIES AND INCOME TAXES	12,735,613	10,855,257

TOTAL CURRENT LIABILITIES	34,397,064	38,068,952

LONG-TERM DEBT DUE AFTER ONE YEAR	39,550,000	53,550,000
DEFERRED INCOME TAXES	673,663	673,663

SHAREHOLDERS' EQUITY:
COMMON STOCK, $1 PAR VALUE
SHARES AUTHORIZED-25,000,000
SHARES ISSUED 6,304,580	6,304,580	6,304,580
CAPITAL IN EXCESS OF PAR VALUE	13,802,403	13,689,392
CUMULATIVE OF OTHER COMPRENSIVE INCOME	(527,293)	(241,123)
RETAINED EARNINGS	51,936,155	44,740,066
LESS COMMON STOCK HELD IN TREASURY, AT COST
( 1,018,592 SHARES AT NOV. 30, 2002 AND 1,047,199 SHARES
AT FEB. 28, 2002)	(9,475,329)	(9,741,660)

TOTAL SHAREHOLDERS' EQUITY	62,040,516	54,751,255

	$136,661,243	$147,043,870

See Accompanying Notes to Consolidated Condensed Financial Statements

PART I. FINANCIAL INFORMATION

Item I.    Financial Statements
AZZ incorporated
CONSOLIDATED CONDENSED INCOME STATEMENT

	THREE MONTHS ENDED		NINE MONTHS ENDED
	11/30/2002	11/30/2001	11/30/2002	11/30/2001
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
NET SALES	$45,116,879	$35,257,018	$143,572,970	$102,436,173

COSTS AND EXPENSES
COST OF SALES	35,966,785	27,149,034	112,757,039	78,874,979
SELLING, GENERAL AND ADMINISTRATIVE	4,959,981	4,175,972	15,809,140	12,107,095
INTEREST EXPENSE	922,577	538,117	3,129,410	1,441,601
OTHER EXPENSE, NET	112,187	110,243	339,693	253,909

	41,961,530	31,973,366	132,035,282	92,677,584

INCOME BEFORE INCOME TAXES	3,155,349	3,283,652	11,537,688	9,758,589
INCOME TAX EXPENSE	1,191,500	1,248,850	4,341,600	3,712,436

NET INCOME	$1,963,849	$2,034,802	$7,196,088	$6,046,153

EARNINGS PER COMMON SHARE
BASIC	$0.37	$0.39	$1.36	$1.19
DILUTED	$0.37	$0.39	$1.36	$1.17

See Accompanying Notes to Consolidated Condensed Financial Statements

PART I. FINANCIAL INFORMATION

Item I.    Financial Statements
AZZ incorporated
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

	NINE MONTHS ENDING
	11/30/2002	11/30/2001
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$7,196,088	$6,046,153

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR DOUBTFUL ACCOUNTS	308,241	224,917
AMORTIZATION AND DEPRECIATION	5,398,683	4,667,269
NET GAIN ON SALE OF PROPERTY, PLANT & EQUIPMENT	(13,079)	(38,516)
NON-CASH COMPENSATION EXPENSE	84,700	202,697

EFFECTS OF CHANGES IN ASSETS & LIABILITIES:

ACCOUNTS RECEIVABLE	5,997,217	659,138
INVENTORIES	1,072,233	(1,582,838)
PREPAID EXPENSES AND OTHER	696,556	302,991
OTHER ASSETS	(221,278)	(573,988)
NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED
EARNINGS ON UNCOMPLETED CONTRACTS	485,918	981,510
ACCOUNTS PAYABLE	(6,149,038)	(2,084,078)
OTHER ACCRUED LIABILITIES AND INCOME TAXES	1,416,029	1,142,282

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,272,270	9,947,537

CASH FLOWS USED FOR INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF PROPERTY, PLANT, AND EQUIPMENT	17,180	67,002
PURCHASE OF PROPERTY, PLANT AND EQUIPMENT	(3,182,724)	(8,789,536)
ACQUISITION OF SUBSIDIARIES, NET OF CASH ACQUIRED	—	(38,082,358)

NET CASH USED IN INVESTING ACTIVITIES	(3,165,544)	(46,804,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	294,642	1,851,438
PROCEEDS FROM REVOLVING LOAN	—	17,250,000
PROCEEDS FROM LONG-TERM DEBT	—	40,000,000
PAYMENTS ON LONG TERM DEBT	(13,500,000)	(21,407,371)
CASH DIVIDENDS PAID	—	(795,762)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13,205,358)	36,898,305

NET DECREASE IN CASH & CASH EQUIVALENTS	(98,632)	40,950

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,737,876	1,446,502

CASH & CASH EQUIVALENTS AT END OF PERIOD	$1,639,244	1,487,452

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

2.
In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of November 30, 2002, and the results of its operations for the three-month and nine-month periods ended November 30, 2002 and 2001, and cash flows for the nine-month periods ended November 30, 2002 and 2001.

3.	Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock options.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended November 30,		Nine months ended November 30,
	2002	2001	2002	2001
	(unaudited)
	(In thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$1,964	$2,035	$7,196	$6,046

Denominator:
Denominator for basic earnings per common share –weighted average shares	5,285,988	5,158,323	5,277,307	5,073,511
Effect of dilutive securities:
Employee and Director stock options	9,958	38,369	24,698	77,655

Denominator for diluted earnings per common share	5,295,946	5,196,692	5,302,005	5,151,166

Basic earnings per common share	$.37	$.39	$1.36	$1.19

Diluted earnings per common share	$.37	$.39	$1.36	$1.17

4.
Total comprehensive income for the quarter ended November 30, 2002 was $1,989,813 consisting of net income of $1,963,849 and net changes in accumulated other comprehensive income of $25,964. For the nine-month period ended November 30, 2002, total comprehensive income was $6,909,918 consisting of net income of $7,196,088 and net changes in accumulated other comprehensive income of ($286,170). Changes in other comprehensive income result from changes in the Company’s cash flow hedges.

Total comprehensive income for the quarter ended November 30, 2001 was $2,033,405 consisting of net income of $2,034,802 and changes in accumulated other comprehensive income of ($1,397). For the nine-month period ended November 30, 2001, total comprehensive income was $5,827,034, consisting of net income of $6,046,153 and changes in accumulated other comprehensive income of ($219,119). The changes in accumulated other comprehensive income included $185,000 as the cumulative effect of adopting SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

5.	A summary of the Company’s operating segments as defined on page 30 and 31 of its Form 10-K report for the year ended February 28, 2002.

Information regarding operations and assets by segment is as follows:

	Three Months Ended Nov 30,		Nine Months Ended Nov 30,
	2002	2001	2002	2001
	(unaudited)
	(in thousands)
Net Sales:
Electrical and Industrial Products	$33,196	$23,133	$106,521	$64,003
Galvanizing Services	11,921	12,124	37,052	38,433

	$45,117	$35,257	$143,573	$102,436
Operating Income (a):
Electrical and Industrial Products	$3,391	$3,128	$12,096	$9,761
Galvanizing Services	2,047	2,005	7,001	5,592

	$5,438	$5,133	$19,097	$15,353

General Corporate Expense	$1,341	$1,320	$4,307	$4,081
Interest Expense	922	538	3,129	1,442
Other (Income) Exp., Net (b)	20	(9)	123	71

	$2,283	$1,849	$7,559	$5,594

Income Before Income Taxes	$3,155	$3,284	$11,538	$9,759

			Nov. 30 2002	Nov. 30 2001
Total Assets:
Electrical and Industrial Products			$90,057	$98,879
Galvanizing Services			44,198	41,334
Corporate			2,406	3,240

			$136,661	$143,453

(a)	Operating income consists of net sales less cost of sales, specifically identifiable general and administrative expenses and selling expenses.
(b)	Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expense not specifically identifiable to a segment.

6.	New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations”, and SFAS No. 142 “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted the new rules on accounting for goodwill and other intangible assets as of March 1, 2002, except, as provided for under SFAS No. 142, goodwill and indefinite-lived intangible assets resulting from acquisitions completed after June 30, 2001 were not amortized in fiscal 2002. As of March 1, 2002, in accordance with the new standard the Company ceased amortization of all goodwill and performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and has determined that these tests did not result in an impairment of goodwill.

Listed below is the unaudited pro forma results of summary financial information for the three and nine-month periods ended November 2002 and 2001 adjusted to reflect the elimination of goodwill amortization included in the three and nine month periods ended November 30, 2001, as if SFAS No. 142 had been in effect at that time.

	Three Months Ended, November 30,		Nine Months Ended, November 30,
	2002	2001	2002	2001
	(unaudited)
	(In thousands except per share data)
Reported Net Income	$1,964	$2,035	$7,196	$6,046
Add back: Goodwill amortization net of income tax	0	$223	0	$723

Adjusted Net Income	$1,964	$2,258	$7,196	$6,769

Fully Diluted Earnings Per Share as reported	$.37	$.39	$1.36	$1.17
Add Back: Goodwill amortization net of income tax	0.04		0.14

Adjusted Diluted Earnings Per Share	$.37	$.43	$1.36	$1.31

Other intangible assets, consisted of the following at November 30, 2002 and February 28, 2002:

	November 30, 2002	February 28, 2002
	(unaudited)	(audited)
	(in thousands)
Debt issue costs	$1,187	$966
Non-compete agreements	883	883
Acquired backlog	302	302
Other	204	204
Goodwill	46,618	46,618

	49,194	48,973
Less accumulated amortization	6,350	5,624

	$42,844	$43,349

Accumulated amortization related to debt issue costs, non-compete agreements, acquired backlog and other were $486,000, $121,000 $226,000 and $161,000 respectively, at November 30, 2002 and $80,000, $37,000, none, and $151,000, respectively at February 28, 2002. Accumulated amortization for goodwill was $5,356,000 at the end of February 28, 2002 and November 30, 2002.

The Company recorded amortization expenses for the nine-months ending November 30, 2002 in the amount of $726,000. The following table projects the estimated amortization expense for the five succeeding fiscal years.

Amortization Expense
(unaudited) (in thousands)

2003	$207
2004	476
2005	346
2006	155
2007	92
Thereafter	306

Total	$1,582

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “intend,” “should,” “may,” “believe,” and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to: changes in customer demand and response to products and services offered by the Company, including demand by electrical power generation markets, electrical transmission and distribution markets, industrial markets, and the hot dip galvanizing markets, prices and raw material cost, including zinc and natural gas which is used in the hot dip galvanizing process; changes in the economic conditions of the various markets the Company serves, foreign and domestic; customer requested delay of shipments, acquisition opportunities, adequacy of financing, and availability of experienced management employees to implement the Company’s growth strategy. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

RESULTS OF OPERATIONS

For the three-month and nine-month periods ended November 30, 2002, consolidated net revenues increased 28% and 40%, respectively, as compared to the same periods in fiscal 2002. Revenues excluding Fiscal 2002 acquisitions were $32.6 million for three-month period ended November 30, 2002, an increase of 3% as compared to the same period in fiscal 2002. For the nine-month period ended November 30, 2002, revenues excluding acquisitions, were $98.7 million, basically unchanged as compared to $98.8 million for the same period in fiscal 2002.

Revenues for the Electrical and Industrial Products Segment increased $10.1 million or 44% for the three-month period ended November 30, 2002, and $42.5 million or 66% for the nine-month period ended November 30, 2002, as compared to the same periods in fiscal 2002. Excluding acquisitions, the Electrical and Industrial Products Segment’s revenues increased 6% to $20.7 million for the three-month period and increased 2% to $61.7 million for the nine-month period ended November 30, 2002, as compared to the same period in fiscal 2002. Revenues for this segment’s electrical products component increased 62% to $28.3 million for the three-month period ended November 30, 2002 and increased 103% to $92.2 million for the nine-month period ended November 30, 2002, as compared to the same periods in fiscal 2002. Revenues for the segment’s electrical products component, excluding acquisitions, increased $1.9 million or 13% for the three-month period ended November 30, 2002 and increased $5.6 million or 13% for the nine-month period ended November 30,2002 as compared to the same periods in fiscal 2002. The increased revenues exclusive of acquisitions for the segment’s electrical products component is the result of shipments of built up backlog. Revenues for this segment’s industrial products component decreased 13% to $4.9 million for the three-month period ended November 30, 2002 and decreased 23% to $14.3 million for the nine-month period ended November 30, 2002, as compared to the same periods in fiscal 2002. Revenues for the segment’s industrial products component continues to be negatively impacted by the slow and uneven economic recovery from the 2001 recession and the loss of the segment’s product line serving the automotive industry.

The Electrical and Industrial Products Segment’s backlog was $59.9 million as of November 30, 2002, as compared to $102.7 million for the same period in fiscal 2002. Backlog from the Company’s November 2001 acquisitions accounted for $34 million of the $59.9 million backlog at November 30, 2002. This segment’s electrical products backlog decreased 43% to $55.2 million as of November 30, 2002 as compared to November 30, 2001. Excluding acquisitions the segment’s electrical products backlog decreased 57% to $21.2 million as of November 30, 2002 as compared to November 30, 2001.

This Segment’s industrial products backlog decreased $613,000 to $4.6 million. The Company’s book to ship ratio for the quarter ended November 30, 2002 improved to 87% as compared to 75% for the quarter ended August 31, 2002 and 85% for the quarter ended May 30, 2002. The Company’s year to date book to ship ratio at end of November 30, 2002 was 82% as compared to 101% at the end of the Company’s 2002 fiscal year end. The lack of growth in the industrial sector of the economy has inhibited the Company’s ability to find significant offsets to the downturn in the power generation markets served.

Revenues in the Galvanizing Services Segment decreased $203,000 or 2% for the three-month period ended November 30, 2002, and decreased $1.4 million or 4% for the nine-month period ended November 30, 2002. The downturn in the industrial economy, which has directly impacted the steel fabrication market, continued to hold revenues below historical levels. This segment has seen a 1% reduction in year to date volume of steel processed. In addition, as a result of pricing pressure, the steel was processed at a reduced selling price.

Consolidated operating income (net sales less operating expenses) increased $305,000 or 6% for the three-month period ended November 30, 2002 and $3.7 million or 24% for the nine-month period ended November 30, 2002, as compared to the same periods in fiscal 2002. Operating income was aided by the adoption of SFAS NO. 142 which discontinued the amortization of goodwill in the amount of $319,000 and $920,000 for the three and nine-month periods ended November 30, 2002, respectively, as compared to the same periods in fiscal 2002.

Operating income in the Electrical and Industrial Products Segment increased $263,000 or 8% and $2.3 million or 24% for the three and nine-month periods ended November 30, 2002, respectively, as compared to the same periods in fiscal 2002. Operating income was aided by the elimination of goodwill amortization of $148,000 and $409,000 for the three and nine-month periods ended November 30, 2002. Operating income for this segment, excluding acquisitions, increased 31% to $3.8 million for the three-month period ended November 30, 2002 and increased 9% to $10.4 million for the nine-month period ended November 30, 2002 as compared to the same periods in fiscal 2002. Operating income for the Electrical and Industrial Products Segment improved for the three and nine-month periods ended November 30, 2002 as result of increased sales volumes, operational efficiencies, and acquisition assimilation. Operating income for this segment’s electrical products component increased 29% to $2.9 million for the three-month period ended November 30, 2002 and 53% to $10.6 million for the nine-month period ended November 30, 2002, as compared to the same periods in fiscal 2002. During the three-month period ended November 30, 2002, the Company made the decision to cease operations at Clark Control Systems, Inc., located in Nashville, Tenn., and consolidate the operation into two of the Company’s existing operations. The consolidation should provide operational efficiencies and improved margins for the products that were produced at Clark Control Systems, Inc. The closure and consolidation was completed during the three-month period ended November 30, 2002 and a charge of $568,000 was recorded. Included in this charge were severance pay of $58,000, an impairment of leasehold improvements of $280,000, and a contingent liability of $230,000 for the cost of subleasing the facility at a reduced rate. The reduced rate reflects current market conditions in the Nashville area. In light of the current economic conditions, the Company continues to seek out new domestic and international market opportunities and is continuing to emphasize operating efficiency improvements, and accelerated acquisition assimilation. For the industrial products component of this segment, operating profits decreased 44% to $498,000 for the three-month period November 30, 2002 as compared to the same period in fiscal 2002. For the nine-month period ended November 30, 2002 industrial products component operating income decreased 46% to $1.5 million. A reduction in sales volumes and pricing pressures to maintain current market share created the lower operating margins and profits for the Company’s industrial products. The slow down in the industrial market and the loss of an automotive customer in fourth quarter of fiscal 2002 created the reduced sales volumes. The loss of the automotive product accounted for 22% and 18% of the decrease in operating income for the three and nine-month periods, respectively, ended November 30, 2002.

In the Galvanizing Services Segment, operating income increased $42,000 or 2% and $1.4 million or 25% for the three and nine-month periods ended November 30, 2002, as compared to the same periods in fiscal 2002. Operating income was aided by the elimination of goodwill amortization of $171,000 and $512,000 for the three and nine-month periods ended November 30, 2002, respectively. Despite continued pricing pressures and a weak market, lower zinc and natural gas costs, combined with cost containment efforts, resulted in a significant year to date improvement in the segments operating results. Other costs reduction and restructurings have been implemented, but were offset by additional depreciation costs associated with the new Crowley Galvanizing facility, which began production in March of the current fiscal year. Zinc costs decreased 13% for the three-month period and 19% for the nine-month period as compared to the same periods in fiscal 2002.

General corporate expenses (selling, general and administrative expense, and other (income) expense) for the three and nine-month periods ended November 30, 2002, increased $786,000 or 18% and $3.8 million or 31%, respectively, as compared to the same periods in fiscal 2002. As a percent of sales, general corporate expenses were 11.2% for the three and nine-month periods ended November 30, 2002, as compared to 12.2% and 12.1% for the same periods in fiscal 2002.

Net interest expense for the three and nine-month periods ended November 30, 2002, was $923,000 and $3.1 million, an increase of 71% and 117%, respectively, compared to the same periods in fiscal 2002. The additional debt required to purchase Central Electric Company and Carter & Crawley Inc. created the additional interest expense. A portion of this increased interest expense associated with the acquisitions was offset by lower interest rates on variable debt.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $16.3 million for the nine-month period ended November 30, 2002, as compared to $9.9 million for the same period in fiscal 2002. Net cash provided by operations was generated from $7.2 million in net income, $5.4 million in depreciation and amortization, and $3.7 million of net changes in operating assets and liabilities and other adjustments to reconcile net income to net cash. During the nine-month period ended November 30, 2002, capital improvements were made in the amount of $3.2 million and long-term debt was repaid in the amount of $13.5 million.

On November 1, 2001 the Company entered a new syndicated credit facility, which replaced the previous term notes and revolving line of credit. This agreement included a $40 million term facility and a $45 million revolving credit facility. The revolving credit is contingent on asset-based collateral of inventories and accounts receivables. The $40 million term note is payable in $10 million installments over a four year period. At November 30, 2002, the Company had $33 million outstanding under the term note and $17 million outstanding under the revolving credit facility. At November 30, 2002, the Company had approximately $6.9 million available under the revolving line of credit.

Interest on borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus the applicable margin for the base rate borrowings for the applicable facility, or the adjusted eurodollar rate plus the applicable margin for eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio, which was 2.50% at November 30, 2002 and correlated to an interest rate of 6.14% on the term note and 3.92% on the revolving line of credit at November 30, 2002. Additionally, the Company is obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .25% to .5% on the unused revolving credit facility. The commitment fee as of November 30, 2002 was .5%.

The Company utilizes interest rate swap agreements to protect against volatile interest rates and manage interest expense. At November 30, 2002, the Company has a $4.6 million interest rate swap agreement entered into in February 1999 at a fixed rate of 6.8%. On November 1, 2001 the Company entered into an interest rate swap agreement covering an additional $40 million of term debt at a fixed rate of 6.14%. In conjunction with the Company’s financing agreement the Company discontinued hedge accounting for the February 1999 interest rate swap effective November 1, 2001. The Company continues to amortize the amount that was in other comprehensive income as of November 1, 2001. Subsequent changes in fair value have been recognized in earnings. At November 30, 2002 the fair value of the February 1999 swap was a liability of $244,000. The November 2001 interest rate swap, which was designated as a hedge of the Company’s variable rate interest, has an unrealized loss of $618,000 as of November 30, 2002. The accumulated balance in other comprehensive income is $527,000, net of tax of $323,000, as of November 30, 2002. This amount will be charged to interest expense over the respective terms of the two swaps.

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

Revenue Recognition – Revenue is recognized for the Galvanizing Services segment upon completion of the galvanizing services and/or shipment of product. Revenue is recognized for the Electrical and Industrial Products segment upon transfer of title and risk to customers, or based upon the percentage of completion method as contract services are performed. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to estimated total contract costs at completion. Contract costs include direct labor and material, and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are estimable. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market risk relating to the Company’s operations results primarily from changes in interest rates and commodity prices. The Company has only limited involvement with derivative financial instruments and is not a party to any leveraged derivatives.

The Company manages its exposures to changes in interest rates by optimizing the use of variable and fixed rate debt. The Company had approximately $17 million of variable rate borrowings at November 30, 2002 after its hedges. In November 2001, the Company entered into an interest rate protection agreement with its lender to modify the interest characteristics of $40 million of debt from variable rate to a fixed rate. In conjunction with the Company’s financing agreement the Company discontinued hedge accounting for the February 1999 interest rate swap effective November 1, 2001. At November 30, 2002 the fair value of the February 1999 interest rate swap was a liability of $244,000. The November 2001 interest rate swap, which was designated as a hedge of the Company’s variable rate interest, has an unrealized loss of $618,000 as of November 30, 2002. The accumulated balance in other comprehensive income is $527,000, net of tax of $323,000, as of November 30, 2002. This amount will be charged to interest expense over the respective terms of the two swaps. The Company believes it has adequately protected itself from increased interest cost under these financial arrangements.

The Company manages its exposures to commodity prices, primarily zinc used in its Galvanizing Services Segment, by utilizing contracts with its zinc suppliers that include protective caps to guard against rising commodity prices. Management believes these contractual agreements ensure adequate supplies and partial offset against exposure to commodity price swings.

The Company believes that fluctuations of the interest rate currently in effect and commodity prices will not have a material near-term effect on our future earnings, financial position and cash flows.

Item 4.     Controls and Procedures

On January 13, 2003 (the “Evaluation Date”), an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of January 13, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to January 13, 2003.

PART II.    OTHER INFORMATION

Item 1.         Legal Proceedings – Not applicable.

Item 2.         Changes in Securities – Not applicable.

Item 3.         Defaults Upon Senior Securities – Not applicable.

Item 4.         Submissions of Matters to a Vote of Security Holders – Not applicable

Item 5.         Other Information – Not applicable.

Item 6.         Exhibits and Reports on Form 8-K

(A)	Exhibits – The exhibits required by this item are set forth below.

Exhibit Number	Description Of Exhibits
10(30)	Resolutions approving amendments to the AZZ incorporated Employee Benefit Plan and Trust
10(31)	Resolutions establishing an Administrative Committee and a Policy Committee of the AZZ incorporated Employee Benefit Plan and Trust
99.3	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002
99.4	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002

(B)
Reports on Form 8-K – AZZ incorporated filed two Form 8-K Reports during the three months ended November 30, 2002. On October 10, 2002, the Company filed an 8-K Report attaching statements under oath of Principle Executive Officer and Principle Financial Officer regarding the accuracy and completeness of facts and circumstances relating to exchange act filings. On December 4, 2002, the Company filed an 8-K Report announcing that the Company’s Board of Directors elected current Director, Dr. H. Kirk Downey, to the position of Non-Executive Chairmen, succeeding Mr. L.C. Martin.

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

AZZ incorporated
(Registrant)

Date: 01/15/03	/s/ Dana Perry
Dana Perry, Vice President for Finance Principal Financial Officer

CERTIFICATIONS

I, David H. Dingus, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AZZ incorporated.

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

Date    January 15, 2003

By:	/s/ David H. Dingus
President and Chief Executive Officer David H. Dingus

CERTIFICATIONS

I, Dana L. Perry, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AZZ incorporated.

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

Date    January 15, 2003

By:	/s/ Dana L. Perry
Vice President and Chief Financial Officer Dana L. Perry

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10(30)	Resolutions Approving Amendments to the AZZ incorporated Employee Benefit Plan and Trust

10(31)	Resolutions establishing an Administrative Committee and a Policy Committee of the AZZ incorporated Employee Benefit Plan and Trust

99.3	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002

99.4	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002