Form 10-K
period 2003-02-28
AZZ INC
filed 2003-05-27
CIK 8947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: February 28, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-12777

AZZ incorporated

(Exact name of registrant as specified in its charter)

TEXAS	75-0948250
(State of incorporation)	(I.R.S. Employer Identification Number)

University Centre I, Suite 200 1300 University Drive Fort Worth, Texas (Address of principal executive offices)	76107 (Zip Code)

Registrant’s telephone number, including area code: (817) 810-0095

Securities registered pursuant to section 12(b) of the act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $1.00 par value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates on May 12, 2003, was approximately $53,993,000. As of May 12, 2003, there were 5,027,277 shares of AZZ incorporated Common Stock $1.00 par value outstanding.

Documents Incorporated By Reference

Part III incorporates information by reference from the Proxy Statement for the 2003 Annual Meeting of Shareholders of Registrant.

Forward Looking Statements

This Report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “intend,” “should,” “may,” “believe,” and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to: the level of customer demand for and response to products and services offered by the Company, including demand by the power generation markets, electrical transmission and distribution markets, the general industrial market, and the hot dip galvanizing markets; prices and raw material cost, including cost of zinc and natural gas which are used in the hot dip galvanizing process; changes in economic conditions of the various markets the Company serves, foreign and domestic, customer requested delays of shipments, acquisition opportunities, adequacy of financing, and availability of experienced management employees to implement the Company’s growth strategy. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

PART I

Item 1.	Business

AZZ incorporated (“AZZ” or the “Company”) was established in 1956 and incorporated under the laws of the State of Texas. The Company is an electrical equipment and components manufacturer serving the global markets of power generation, transmission and distribution, and the general industrial markets as well as a leading provider of hot dip galvanizing services to the steel fabrication market nationwide.

The Company offers products through two distinct business segments, the Electrical and Industrial Products Segment and the Galvanizing Services Segment.

Electrical and Industrial Products Segment

The Electrical and Industrial Products Segment produces highly engineered specialty electrical products as well as lighting and tubular products. The Company markets and sells its products throughout the global market place. The Company classifies its products offered by this segment as electrical products and industrial products. The electrical products of this segment are defined as products that are designed, manufactured and configured to distribute electrical power to generators, transformers, switching devices or other electrical configurations (the “Electrical Products”). These electrical systems are supplied to the power generation, power transmission and power distribution markets as well as the general industrial market. While serving many of the same markets, the industrial products are defined as industrial lighting and tubular products used for petro-chemical and industrial applications (the “Industrial Products”). Lighting products are provided to the petroleum, food processing, and power generation industries, to consumer retail outlets and to industrial industries with unique lighting challenges. The principal market for tubular products is the petroleum industry. The markets for the Company’s Electrical and Industrial Products Segment are highly competitive and consist of a few large national companies, as well as numerous small independents. Competition is based primarily on product quality, range of product line, price and service. While some of these companies are much larger and better financed than the Company, the Company believes that it can compete favorably with them. Copper, aluminum and steel are the primary raw materials used in this segment and are readily available. This segment’s products are sold through manufacturers’ representatives and the Company’s internal sales force. This segment is not dependent on any single customer and the loss of any single customer would not have a material adverse effect on consolidated revenues or net income of the Company. Backlog of orders was approximately $49.1 million at February 28, 2003, $85.3 million at February 28, 2002 and $34.8 million at February 28, 2001. All of the year-end backlog should be delivered during the next 18 months. Orders included in the backlog are represented by contracts and purchase orders that the Company believes to be firm. Total employment in this segment is 582 persons.

Galvanizing Services Segment

The Galvanizing Services Segment provides hot dip galvanizing to the steel fabrication industry through facilities located throughout the South and Southwest United States. The eleven galvanizing plants of the Company are located in Texas, Louisiana, Alabama, Mississippi, Arkansas, and Arizona. Hot dip galvanizing is a metallurgical process by which molten zinc is applied to a customer’s material. The zinc bonding provides corrosion protection of fabricated steel for extended periods of up to 50 years. Galvanizing is a highly competitive business and the Company competes with other galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternate forms of corrosion protection such as paint. The Company is limited, to some extent, in its galvanizing market to areas within a close proximity of its existing locations due to freight cost. Zinc, the principal raw material used in the galvanizing process, is readily available, but has volatile pricing. The Company manages its exposure to commodity pricing of zinc by utilizing contracts with zinc suppliers that include protective caps to guard against rising commodity prices. This segment typically serves fabricators and/or manufacturers involved in the highway construction, electrical utility, transportation, water treatment, agriculture, petrochemical and chemical, pulp and paper industries, and numerous OEM’s. The market in general is broken into two major categories, being large structural steel projects and custom fabrication. This segment is not dependent on any single customer and the loss of any customer would not have a material adverse effect on consolidated revenues or net income of the Company. The backlog of galvanizing orders generally is nominal due to the short time requirement involved in the process. Total employment in this segment is 410 persons.

General

The Company does not have a material portion of business that may be subject to renegotiations of profits or termination of contracts or subcontracts at the election of the government. There were no material amounts spent on research and development activities during the proceeding three fiscal years.

Environmental

The Company is subject to various environmental protection reviews by state and federal government agencies. The ultimate liability, if any, which might result from such reviews or additional clean-up and remediation expenses cannot presently be determined; however, as a result of an internal analysis and prior clean-up efforts, management believes the results will not have a material impact on the Company and that the recorded reserves for estimated losses are adequate. The Company has reserved $561,000 and $590,000 as of February 28, 2003 and 2002, respectively, for estimated costs related to environmental liabilities.

In order to maintain permits to operate certain of the Company’s facilities, future capital expenditures for equipment may be required to meet new or existing environmental regulations.

Legal

The Company is involved from time to time in various suits and claims arising in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

Executive Officers of the Registrant

Name	Age	Business Experience for Past Five Years; Position or Office with Registrant	Held Since
David H. Dingus	55	President and Chief Executive Officer President and Chief Operating Officer President and Chief Executive Officer of Reedrill Corp	2001 1998-2000 1989-1998

Dana L. Perry	54	Vice President of Finance, Chief Financial Officer, Asst. Sec.	1992

Fred L. Wright, Jr.	62	Senior Vice President Operations, Galvanizing Services Segment	1992

Clement H. Watson	56	Vice President Sales, Electrical Products Vice President Marketing and Sales Pulsafeeder, Inc.	2000 1995-2000

John V. Petro	57	Vice President Operations, Electrical Products General Manager of CGIT, Inc.	2001 1995-2001

Each executive officer was elected by the Board of Directors to hold office until the next Annual Meeting or until his successor is elected. There are no family relationships between Executive Officers of the Registrant.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the SEC. Copies of these reports, proxy statements and other information can be inspected and copied at:

SEC Public Reference Room

450 Fifth Street, N.W.

Room 1024

Washington, D.C. 20549

You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of any material we have filed with the SEC by mail at prescribed rates from:

Public Reference Section

Securities and Exchange Commission

450 Fifth Street N.W.

Washington, D.C. 20549-0004

You may obtain these materials electronically by accessing the SEC’s home page on the Internet at:

http://www.sec.gov

In addition, we make available, free of charge, on our internet Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading “Investor Relations,” by accessing our Web site:

http://www.azz.com

Also, reports and other information concerning us are available for inspection and copying at:

New York Stock Exchange

20 Broad Street

New York, New York 10005

Item 2.	Properties

The following table sets forth information about the Company’s principal facilities owned or leased on February 28, 2003:

Location	Land/Acres	Buildings/ Sq. Footage	Segment/Occupant
Crowley, Texas	123.5	201,000	Electrical and Industrial Products
Houston, Texas	5.4	67,400	Electrical and Industrial Products
Jackson, Mississippi	6.7	58,700	Electrical and Industrial Products
Pittsburg, Kansas	15.3	86,000	Electrical and Industrial Products
Westborough, Massachusetts	—	(Leased) 36,400	Electrical and Industrial Products
Fulton, MO	—	(Leased) 85,000	Electrical and Industrial Products
Tulsa, OK	—	(Leased) 66,000	Electrical and Industrial Products
Greenville, SC	—	(Leased) 65,000	Electrical and Industrial Products
Crowley, Texas	28.5	79,200	Galvanizing Services
Houston, Texas	45.7	61,800	Galvanizing Services
Waskom, Texas	10.6	30,400	Galvanizing Services
Beaumont, Texas	12.9	33,700	Galvanizing Services
Moss Point, Mississippi	13.5	16,000	Galvanizing Services
Jackson, Mississippi	5.6	22,800	Galvanizing Services
Citronelle, Alabama	10.8	34,000	Galvanizing Services
Goodyear, Arizona	11.75	36,800	Galvanizing Services
Prairie Grove, Arkansas	11.5	34,000	Galvanizing Services
Belle Chasse, Louisiana	9.5	34,000	Galvanizing Services
Port Allen, Louisiana	22.2	48,700	Galvanizing Services
Fort Worth, Texas	—	(Leased) 15,300	Corporate Office

Item 3.	Legal Proceedings

Environmental Proceedings

The Company is subject to various environmental protection reviews by state and federal government agencies. The ultimate liability, if any, which might result from such reviews or additional clean-up and remediation expenses cannot presently be determined; however, as a result of an internal analysis and prior clean-up efforts, management believes the results will not have a material impact on the Company and that the recorded reserves for estimated losses are adequate. The Company has reserved $561,000 and $590,000 as of February 28, 2003 and 2002, respectively, for estimated cost related to environmental compliance.

In order to maintain permits to operate certain of the Company’s facilities, future capital expenditures for equipment may be required to meet new or existing environmental regulations.

Legal Proceedings

The Company is involved from time to time in various suits and claims arising in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended February 28, 2003, to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The common stock, $1.00 par value, of Registrant (“Common Stock”) is traded on the New York Stock Exchange and its symbol is AZZ. The Company was listed on the New York Stock Exchange and started trading on March 20, 1997. Prior to that date, the Company’s stock traded on the NASDAQ National Market.

The following table sets forth the high and low sales prices of the Company’s Common Stock on the New York Stock Exchange on a quarterly basis and dividends declared during the period indicated.

	Quarter Ended May 31,			Quarter Ended August 31,		Quarter Ended November 30,		Quarter Ended February 28,
Per Share	2002	2001		2002	2001	2002	2001	2003	2002
High	$20.20	$22.50		$18.55	$25.75	$13.45	$21.35	$12.78	$21.50
Low	$16.40	$15.90		$12.46	$19.00	$10.95	$14.20	$11.20	$16.90
Dividends Declared		$0.16	(a)	—	—	—	—	—

Effective January 7, 1999, the Board of Directors approved a stock rights plan, which authorized and declared a dividend distribution of one right for each share of common stock outstanding at the close of business on February 4, 1999. The rights are exercisable at an initial exercise price of $60, subject to certain adjustments as defined in the agreement, if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer that would result in ownership of 15% or more of the common stock. Alternatively, the rights may be redeemed at one cent per right at any time until ten business days following the first public announcement of the acquisition of 15% of the Company’s common stock. The rights expire on January 7, 2009.

The approximate number of holders of record of common stock of Registrant at May 12, 2003 was 744.

(a)	A cash dividend of $.16 per share was declared on March 27, 2001, and was paid on April 27, 2001.

Item 6.	Selected Financial Data

	Fiscal Year
	2003		2002(a)		2001	2000(c)	1999
	(In thousands, except per share amounts)
Summary of operations:
Net sales	$183,370		$152,917		$121,406	$92,544	$80,922
Net income	$8,615		7,804		8,172	6,593	4,874	(d)

Earnings per share:
Basic earnings per common share	$1.63		$1.53		$1.67	$1.39	$.87	(d)
Diluted earnings per common share	1.63		1.50		1.63	1.38	.86	(d)

Total assets	$134,037		$147,044		$88,368	$84,804	$58,399
Long-term debt	37,875		53,550		22,947	31,075	20,266
Total liabilities	70,628		92,293		44,988	51,783	31,514
Shareholders’ equity	63,409		54,751		43,380	33,021	26,885
Working capital	23,711		26,761		18,732	15,128	15,033

Cash provided by operating activities	$22,927		$14,150		$12,372	$13,833	$8,774
Capital expenditures	3,959		12,772		5,099	4,152	6,992
Depreciation & amortization	7,061	(b)	6,347	(b)	5,838	4,770	3,630
Cash dividend per common share	0		.16		0	$.16	$.12

Weighted average shares outstanding	5,280		5,117		4,892	4,753	5,614

(a)	Includes the acquisitions of Central Electric Company and Carter & Crawley, Inc. on November 1, 2001.
(b)	Includes the amortizations of debt issue costs of $505,000 in fiscal 2003 and $81,000 in fiscal 2002.
(c)	Includes the acquisition of CGIT Westboro, Inc. and Westside Galvanizing Services, Inc. in September 1999 and February 2000, respectively.
(d)	Includes a pretax charge of $914,000 (or 10 cents per share) for the liquidation and write-down of tubular goods inventories.

Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

AZZ incorporated (the “Company”) operates two distinct segments, the Electrical and Industrial Products Segment and the Galvanizing Services Segment. The Electrical and Industrial Products Segment serves the power generation, transmission and distribution market as well as the general industrial market. The Galvanizing Services Segment consists of eleven hot dip galvanizing facilities located throughout the South and Southwest United States that provides a value added galvanizing service to the steel fabrication industry.

Management believes that the following commentary appropriately discusses and analyzes the comparative results of operations and the financial conditions of the Company for the periods covered.

General

For the fiscal year-ended February 28, 2003, the Company recorded record revenues of $183.4 million compared to the prior year’s revenues of $152.9 million. Approximately 74% of the Company’s revenues were generated from the Electrical and Industrial Products Segment and approximately 26% were generated from the Galvanizing Services Segment. Net income for fiscal 2003 was $8.6 million compared to $7.8 million in the fiscal 2002. Net income as a percent of sales was 4.7% for fiscal 2003 as compared to 5.1% for fiscal 2002. The reduction in net income as a percentage of sales was primarily due to increased interest costs associated with acquisitions made in the latter part of fiscal 2002, lower operating profits in the Electrical and Industrial Segment associated with the closure and consolidation of the Company’s facility located in Nashville, Tennessee as well as by the overall weak economic conditions and intense competition in all of the markets served. The slow and uneven recovery of the general economy continues to negatively impact the products sold to the industrial market. Earnings per share increased by 9% to $1.63 per share for fiscal 2003 compared to $1.50 per share in fiscal 2002, on a diluted basis.

Results of Operations

Year ended February 28, 2003 (2003) compared with year ended February 28, 2002 (2002)

Revenues

The Company’s consolidated net revenues for fiscal 2003 increased by $30.5 million or 20%, as compared to fiscal 2002. Excluding the acquisitions made in the later part of fiscal 2002, revenues for fiscal 2003 declined 3% to $126.1 million, as compared to $130.5 million in fiscal 2002.

The Electrical and Industrial Products Segment produces highly engineered specialty products supplied to the power generation, power transmission, power distribution markets and general industrial markets as well as lighting and tubular products to the industrial and petroleum markets. The segment recorded record revenues for fiscal 2003 of $134.9 million, an increase of 31% over the fiscal 2002 results of $103.3 million. The full year of revenues from our fiscal 2002 acquisitions accounted for the increased revenues for this segment. Excluding the acquisitions, revenues for the Electrical and Industrial Products Segment decreased 4% to $77.6 million for fiscal 2003. This segment experienced significant increases in sales volumes for the first three quarters of the fiscal year, but finished the fourth quarter of fiscal 2003 with a decline in revenues of 28% as compared to the fourth quarter of fiscal 2002. During the first three quarters of fiscal 2003, the segment continued to benefit from backlogs that were built up during the later part of fiscal 2002 due to increased demand for these products in the power generation market.

Revenues for this segment’s Electrical Products (as defined by the products offered by the Electrical and Industrial Segment in Part I, Item 1 on page 1 and 2 of this report) increased 44% to $115.3 million for fiscal 2003 as compared to $80.1 million in fiscal 2002. Revenues from the acquisitions of Central Electric Company and Carter & Crawley, Inc. for the full year of operation in fiscal 2003 as compared to four months of operations in fiscal 2002 increased $34.8 million or 155%. Revenues for the Electrical Products, excluding the acquisitions, were $58 million for fiscal 2003, as compared to $57.6 million in fiscal 2002, an increase of 1%. While these products showed a slight improvement in same store sales for fiscal 2003, the markets served by these products slowed down dramatically in the later part of fiscal 2003, and particularly in the power generation market. The Company has aggressively attempted to offset the downturn in the power generation market with an increased presence in the international market place, an increased presence in the power distribution and transmission markets, as well as the industrial markets in general, but has been hampered by the overall weak economic conditions and intense competition in all markets served.

Revenues for Industrial Products (as defined by the products offered by the Electrical and Industrial Segment in Part I, Item 1 on page 1 and 2 of this report) of the Electrical and Industrial Products Segment decreased 16% to $19.6 million for fiscal 2003 as compared to $23.2 million for fiscal 2002. The loss of the product line offered to the automotive industry in the fourth quarter of fiscal 2002 accounted for 26% of the decrease in the Industrial Products. The continued weakness in the industrial market throughout the entire year and the softness in the petroleum market for the first three quarters of fiscal 2003 contributed the remaining portion of the decrease in revenues. The petroleum market showed some signs of improvement in the fourth quarter of fiscal 2003 as a result of increased oil and natural gas prices.

The Electrical and Industrial Products Segment ended fiscal 2003 with a backlog of $49.1 million, a decrease of 43% from the prior year’s backlog of $85.3 million. The backlog excluding acquisitions decreased 60% to $18.6 million for fiscal 2003. The Electrical Products (as defined by the products offered by the Electrical and Industrial Segment in Part I, Item 1 on page 1 and 2 of this report) backlog decreased 44% to $44.3 million. Backlogs returned to levels experienced prior to the dynamic expansion of the domestic power generation market as a result of deregulation. The Industrial Products (as defined by the products offered by the Electrical and Industrial Segment in Part I, Item 1 on page

1 and 2 of this report) backlog increased 24% late in fiscal 2003 to $4.7 million due the increased opportunities in the international market.

The Company’s Galvanizing Services Segment, which is made up of eleven hot dip galvanizing facilities, generated revenues of $48.5 million, a 2% decrease from the prior year’s revenues of $49.6 million. The continuation of the weakness in the overall economic environment from fiscal 2002 prevented any internal growth in our Galvanizing Services Segment for fiscal 2003.

Operating Income

The Company’s consolidated operating income (see note 12 to Note to Consolidated Financial Statements) increased 10% to $23.8 million in fiscal 2003 as compared to $21.8 million in fiscal 2002. Improved operating profits were the result of increased revenues from our Electrical and Industrial Products Segment and cost containments implemented across all of our operating segments. Consolidated operating margins as a percent of sales declined in fiscal 2003 to 13% from the previous years operating margins of 14.2%. The overall decrease in margins resulted from the softness in the markets served, the intense competition in our markets, as well as the closure of the Company’s Nashville facility. As a result of the changing market conditions, the Company implemented stringent cost controls, improved operating efficiencies, accelerated the assimilation of the prior year acquisitions, and aggressively pursued all market opportunities. With these being implemented, the Company has positioned itself to better manage operations under these market conditions, while maintaining it’s ability to capitalize on future improvements in the economy.

In the Electrical and Industrial Products Segment, operating income for fiscal 2003 increased to $14.9 million, an increase of 2% as compared to $14.6 million in fiscal 2002. These results were aided by the elimination of goodwill amortization in accordance with SFAS No. 142, in the amount of $750,000 for fiscal 2003 as compared to fiscal 2002. Operating margins for this segment were 11% for fiscal 2003 as compared to 14.1% for fiscal 2002. Margins decreased for fiscal 2003 as compared to fiscal 2002 due to the softness in the markets served, the intense competition in our markets, and additional costs that were incurred with the closure and consolidation of the Company’s facility located in Nashville, Tennessee. The Company incurred $545,500 in cost associated with the closing the Nashville facility. These cost consisted of a $280,000 write-off of the locations leasehold improvements, $207,500 lease termination costs, and $58,000 in severance cost paid. As of February 28, 2003, the operation has been totally transferred to two of the Company’s other facilities.

Operating income for this segment’s Electrical Products (as defined by the products offered by the Electrical and Industrial Segment in Part I, Item 1 on page 1 and 2 of this report) increased 13% to $12.6 million for fiscal 2003 as compared to $11.2 million in fiscal 2002. Increased revenue from these products created the higher operating income. A portion of the increased operating profits from higher sales volumes was offset by the closure and consolidation cost of the Company’s facility located in Nashville, Tennessee. Operating margins for Electrical Products were 11% for fiscal 2003 compared to 14% for fiscal 2002. The overall decrease in margins resulted from the softness in the markets served, the intense competition in our markets, as well as the closure of the Company’s Nashville facility.

Operating income for this segment’s Industrial Products (as defined by the products offered by the Electrical and Industrial Segment in Part I, Item 1 on page 1 and 2 of this report) decreased 33% to $2.2 million in fiscal 2003 as compared to $3.3 million in fiscal 2002. Operating margins for Industrial Products were 11.4% for fiscal 2003 compared to 14.4% in fiscal 2002. Lower demand and competitive pricing in markets served negatively impacted margins during fiscal 2003. The Company continued to implement cost containments during fiscal 2003, but was unable to offset the 16% reductions in revenue for the compared periods.

In the Galvanizing Services Segment, operating income increased 25% to $9 million for fiscal 2003 as compared $7.2 million in fiscal 2002. Operating margins were 18% for fiscal 2003 as compared to 14% in fiscal 2002. These results were aided by the elimination of goodwill amortization in accordance with SFAS No. 142, in the amount of $490,000 for fiscal 2003 as compared to fiscal 2002. During fiscal 2003, the segment benefited from the stabilization of natural gas and zinc costs. Costs containments implemented in fiscal 2002 and continued in fiscal 2003 contributed to the higher margins experienced.

General Corporate Expense

General corporate expenses for fiscal 2003 were $5.9 million, a decrease of 8% from fiscal 2002. As a percent of sales, general corporate expenses were 3.2% for fiscal 2003 as compared to 4.2% in fiscal 2002. The decrease is attributable to lower cost for professional services and employee benefit programs.

Interest expense for fiscal 2003 was $3.9 million, an increase of 64% as compared to $2.4 million fiscal 2002. The increased interest expense relates to higher levels of debt created by the prior years acquisitions. The Company ended fiscal 2003 with outstanding bank debt of $44.5 million, a decrease of 30% or $19 million as compared to the $63.5 million outstanding at the end of fiscal 2002.

Provision For Income Taxes

The provision for income taxes reflects an effective tax rate of 38% for fiscal 2003 and 2002.

Year ended February 28, 2002 (2002) compared with year ended February 29, 2001 (2001)

Revenues

The Company’s consolidated net revenues for fiscal 2002 increased by $31.5 million or 26% over the prior year.

The Electrical and Industrial Products Segment recorded revenues for fiscal 2002 of $103.3 million, an increase of 50% over the prior year results of $68.9 million. These results were aided by the acquisitions of Central Electric Company and Carter & Crawley Inc. in November 2001. These acquisitions reinforced the Company’s strategy of broadening the segment’s range of products that we are able to offer to our existing customer base. Excluding these acquisitions, revenues for the Electrical and Industrial Segment increased 17% to $80.8 million for fiscal 2002.

Revenues for this segment’s Electrical Products (as defined by the products offered by the Electrical and Industrial Segment in Part I, Item 1 on page 1 and 2 of this report) increased 72% to $80.1 million for fiscal 2002 as compared to $46.5 million in fiscal 2001. Revenues from the acquisitions of Central Electric Company and Carter & Crawley Inc. for the four months of the Company’s ownership in fiscal 2002, were $22.4 million. Revenues for the electrical products excluding the fiscal 2002 acquisitions were $57.7 million for fiscal 2002, as compared to $46.5 million in fiscal 2001, an increase of 24%. Increased demand for these products continued in fiscal 2002 as a result of the need for new power plants and the upgrading of existing power plants in order to supply economical and reliable electricity. The Company’s expansions and acquisitions enabled it to capitalize on growth of the power industry market during fiscal 2002.

Revenues for Industrial Products (as defined by the products offered by the Electrical and Industrial Segment in Part I, Item 1 on page 1 and 2 of this report) of the Electrical and Industrial Products Segment increased 4% to $23.2 million for fiscal 2002 as compared to $22.4 million for fiscal 2001. The growth was due to increased demand for petroleum products during the first half of fiscal 2002. The Company was notified in the fourth quarter of fiscal 2002 that it was being replaced as a supplier of a product being offered to the automotive industry. This product generated revenues of $950,000 for fiscal 2002 and $890,000 for fiscal 2001.

The Electrical and Industrial Products Segment ended fiscal 2002 with a backlog of $85.3 million, up 145% from the prior year’s backlog of $34.8 million. The backlog excluding acquisitions increased 34% to $46.5 million for fiscal 2002. The Electrical Products (as defined by the products offered by the Electrical and Industrial Segment in Part I, Item 1 on page 1 and 2 of this report) backlog increased $51.5 million to $81.5 million. Approximately 75% of the $51.5 million increase was related to the acquired companies, which ended fiscal 2002 with a backlog of $38.8 million. During fiscal 2002, these products benefited from a strong domestic power generation market, which contributed to the remaining 25% increase. The Industrial Products (as defined by the products offered by the Electrical and Industrial Segment in Part I, Item 1 on page 1 and 2 of this report) backlog decreased 21% to $3.8 million due the slow down in the petroleum and industrial markets as well as an overall weak general economy.

The Company’s Galvanizing Services Segment generated revenues of $49.6 million, a 6% decrease from the prior year’s revenues of $52.5 million. The downturn in the general economy and the severe downturn of the telecommunication industry contributed to lower revenues for this segment. This segment historically has closely followed the direction of the overall industrial segment of the domestic economy.

Operating Income

The Company’s consolidated operating income (see note 12 to Note to Consolidated Financial Statements) increased 4% to $21.8 million in fiscal 2002 as compared to $20.9 million in fiscal 2001. Increased revenues for the Electrical and Industrial Segment produced the improvement in operating income for fiscal 2002. Consolidated operating margins as a percent of sales declined in fiscal 2002 to 14.2% from fiscal 2001 operating margins of 17.2% as a result of declining margins in the Galvanizing Services Segment.

In the Electrical and Industrial Products Segment, operating income for fiscal 2002 increased to $14.6 million, an increase of 29% as compared to $11.3 million in fiscal 2001. These results were aided by the acquisitions of Central Electric Company and Carter & Crawley on November 1, 2001. Excluding the acquisitions, operating income increased to $13.1 million for fiscal 2002, an increase of 16%, as compared to $11.3 million in fiscal 2001. Operating margins for this segment were 14.1% for fiscal 2002 as compared to 16.4% for fiscal 2001.

Operating income for this segment’s Electrical Products (as defined by the products offered by the Electrical and Industrial Segment in Part I, Item 1 on page 1 and 2 of this report) increased 45% to $11.2 million for fiscal 2002 as compared to $7.7 million in fiscal 2001. The acquisitions made on November 1, 2001 contributed operating income of $1.5 million for fiscal 2002. The additional $2 million of increased operating income, excluding acquisitions, is a result of increased demand for the segment’s electrical systems. Margins for Electrical Products were 14% for fiscal 2002 compared to 16.6% for fiscal 2001. The decline in operating margins is a result of the lower margin products offered by the fiscal 2002 acquisitions as compared with the Company’s previously existing Electrical Products

Operating income for this segment’s Industrial Products (as defined by the products offered by the Electrical and Industrial Segment in Part I, Item 1 on page 1 and 2 of this report) decreased 5% to $3.4 million in fiscal 2002 as compared to $3.6 million in fiscal 2001. Operating margins for Industrial Products were 14.4% for fiscal 2002 compared to 15.8% in fiscal 2001. Pricing pressures on these products in order to maintain market share contributed to lower margins. During the fourth quarter of fiscal 2002 the Company was notified it was being replaced with an alternative vendor for it’s product offered to the automotive industry. Due to the effects of the loss of this product and current economic conditions in the general industrial market, management instituted cost reducing measures.

In the Galvanizing Services Segment, operating income decreased 26% to $7.2 million for fiscal 2002 as compared $9.7 million in fiscal 2001. Operating margins were 14% for fiscal 2002 as compared to 18% in fiscal 2001. Operating income and margins were impacted by higher natural gas and zinc costs for the first half of fiscal 2002. In addition this segment experienced significant reductions in sales volumes due to the downturn in the general economy. During the fourth quarter of fiscal 2002, management instituted cost reductions to offset a portion of the effect of lower sales volumes.

General Corporate Expenses

General corporate expenses for fiscal 2002 were $6.4 million, up 23% from fiscal 2001. As a percent of sales, general corporate expenses were 4.2% for fiscal 2002 compared to 4.3% in the prior year.

Interest expense for fiscal 2002 was $2.4 million, up 3% or $78,000 from fiscal 2001. The additional debt required for making the acquisitions of Central Electric Company and Carter & Crawley Inc. in the later part of fiscal 2002 created the additional interest. A portion of the increased interest costs associated with the acquisitions was offset by lower variable interest rates.

Provision for Income Taxes

The provision for income taxes reflects an effective tax rate of 38% for fiscal 2002 and 37.7% for fiscal 2001. The increase in the effective tax rate is a result of higher state taxes and increased non-deductible expenses.

Liquidity and Capital Resources

The Company has historically met its liquidity and capital resource needs through a combination of cash flows from operating activities and bank borrowings. The Company’s cash requirements are generally for operating activities, acquisitions, capital improvements, and debt repayment. The Company believes that working capital, borrowing capabilities, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, debt repayment and possible future acquisitions.

The Company’s operating activities generated cash flows of approximately $22.9 million, $14.2 million, and $12.4 million during fiscal 2003, 2002, and 2001, respectively. Cash flow from operations in fiscal 2003 included net income in the amount of $8.6 million, depreciation and amortization of intangibles and debt issue costs in the amount of $7.1 million, and net changes in operating assets and liabilities and other increases in cash flows from operations of $7.2 million. Decreases in outstanding accounts receivable balances and inventory levels contributed to the majority of the $7.2 million in other increases in cash flow.

The cash flow from operations was used to make capital improvements of $4 million and to reduce debt by $19 million. The breakdown of capital spending by segment can be found in Note 12 of the Notes to Consolidated Financial Statements. There were no cash dividends declared or paid in fiscal 2003 and no resumption of a cash dividend is currently anticipated.

On November 1, 2001, the Company entered into a new syndicated credit facility, which replaced the previous term notes and revolving line of credit. This agreement included a $40 million term facility and a $45 million revolving credit facility. The availability under the revolving credit facility is contingent on asset-based collateral of inventories and accounts receivables. The remaining balance outstanding on the term-loan is payable in quarterly installments ranging from $1.375 million to $2.5 million through November 2006, with any remaining balance due December 2006. At the end of fiscal 2003, the Company had $30 million outstanding under the term note and $14.5 outstanding on the revolving credit facility. At February 28, 2003, the Company had approximately $7.3 million available under the revolving credit facility. On March 7, 2003, the Company amended its credit facility, which amended certain terms and provisions of the credit agreement by reducing the amortization on the term note to $5.5 million annually from $10 million annually, extending the maturity of the term note and revolving note by one year, and revising the provisions of various financial covenants, including the rolling ninety day EBITDA covenant as of December 31, 2002 which brought Registrant back into compliance with that covenant.

The Company utilizes interest rate swap agreements to protect against volatile interest rates and manage interest rate expense. At February 28, 2003, the Company had a $4.3 million interest rate swap agreement that was entered into in February 1999 at a fixed rate of 6.8%. On November 1, 2001, the Company entered into an interest rate swap agreement covering an additional $40 million of debt at a fixed rate of 5.69%. At February 28, 2003, the notional amount of this swap was $27.5 million. In conjunction with the Company’s new financing agreement the Company discontinued hedge accounting for the February 1999 interest rate swap effective November 1, 2001. At February 28, 2003, the fair value of this swap was a liability of $251,000. The fair value of the November 2001 interest rate swap, which was designated as a hedge of the Company’s variable rate interest payments, was a liability of $795,000 as of February 28, 2003. The accumulated balance in other comprehensive income is $625,000, net of tax of $383,000, as of February 28, 2003. This amount will be charged to interest expense over the respective terms of the two swaps.

At February 28, 2003, the Company had outstanding letters of credit in the amount of $1.9 million. These letters of credit are issued to a portion of the Company’s customers to cover any potential warranty costs that the customer might incur. In addition, warranty reserve in the amount of $1.2 million has been established to offset any future warranty claims.

The Company’s total off-balance sheet contractual obligations of $5.6 million at February 28, 2003, consist of long-term operating leases for four of the Electrical and Industrial Products Segment’s production facilities and the corporate offices located in Fort Worth, Texas. The various leases expire from 2005 to 2012.

The Company’s current ratio was 1.76 to 1 at the end of fiscal 2003, as compared to 1.70 to 1 at the end of fiscal 2002. Shareholder equity grew 16% during fiscal 2003 to $63.4 million or $12.01 per share. Long-term debt as a percent of shareholders equity was 60% at the end of fiscal 2003 as compared to 98% at the end of fiscal 2002. The decrease in long-term debt as a percent of shareholders equity at the end of fiscal 2003 was the result of a reduction in debt of $19 million. The funds used for debt repayment came from cash flows generated from operations.

Inflation has not had a significant impact on the Company’s operations in recent years; however, the Company attempts to recover any cost increases through improvements to its manufacturing process and through increases in price where competitively feasible.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires the Company to make estimates that affect the reported value of assets, liabilities, revenues and expenses. The Company’s estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, and form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition and goodwill impairment. More information regarding significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements

Allowance for Doubtful Accounts—The carrying value of the accounts receivables is continually evaluated based on the likelihood of collection. An allowance is maintained for estimated losses resulting from our customer’s inability to make required payments. The allowance is determined by historical experience of uncollected accounts, the level of past due accounts, overall level of outstanding accounts receivables, information about specific customers with respect of their inability to make payments and future expectations of conditions that might impact the collectibility of accounts receivables. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accruals for Contingent Liabilities—The amounts the Company records for estimated claims such as self insurance programs, warranty and other contingent liabilities requires the Company to make judgments regarding the amount of expenses that will ultimately be incurred. The Company uses past history and experience, as well as other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than the Company’s estimates.

Revenue Recognition—Revenue is recognized for the Galvanizing Services Segment upon completion of the galvanizing services or shipment of product. Revenue is recognized for the Electrical and Industrial Products Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting as contract services are performed. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to estimated total contract costs at completion. Contract costs include direct labor and material, and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.

Goodwill Impairment—On March 1, 2002, the Company adopted SFAS No. 142. The Company completed its initial and annual impairment analysis for its two operating segments and determined that there was no impairment of goodwill as of March 1, 2002 and December 31, 2002. An annual impairment test will be performed in December of each future year. The test is calculated using the anticipated future cash flows from the Company’s operating segments. Based on the present value of the future cash flow, the Company will determine whether an impairment will be recorded. A significant change in projected cash flows for future years could result in an impairment of goodwill in future years.

Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives. Application of the non-amortization provisions of the Statement increased the Company’s income before income taxes by approximately $1.2 million in 2003. For more information on the adoption of SFAS No. 142, see Note 7 of the Notes to the Consolidated Financial Statements on page 37.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 became effective for the Company for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and their associated asset retirement costs. SFAS 143 requires a company to record the fair value of an asset retirement obligation as a liability in the period in which the company incurs a legal obligation associated with the retirement of a long-lived asset. As of February 28, 2003, the adoption of SFAS No. 143 did not have a material impact on its results of operations, financial position or cash flows.

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new Statement supercedes previous accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the effects of the disposal of a business. The Company adopted SFAS No. 144 on March 1, 2002. The adoption of this statement did not have a material impact on the Company’s results of operations, financial position or cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board of Opinion No. 30 (“Opinion No. 30”). Applying the provision of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. As allowed under the provisions of SFAS No. 145, the Company adopted the provisions of SFAS No. 145 as of April 1, 2002. The adoption of this statement did not have a material impact on the Company’s results of operations, financial position or cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidation of facilities, when they are incurred rather than at the time of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to such activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on its results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”). FIN 45 requires a guarantor to recognize; at the time it issues a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance. The recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for annual period financial statements ending after December 15, 2002. The Company’s adoption of FIN 45 did not have a material impact on its results of operations, financial position or cash flows.

As of March 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, (collectively Statement 133). As amended, Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. At March 1, 2001, the Company’s derivatives consisted of two interests rate swap agreements, which qualified for hedge accounting.

The Company accounted for the adoption of Statement 133 as a cumulative effect of a change in accounting principle. The adoption of Statement 133 resulted in a cumulative effect adjustment net of tax of $185,000, which was recognized as a charge to cumulative other comprehensive income (equity). The offsetting fair value of the interest rate swaps was recognized in accrued liabilities. Through October 31, 2001, an additional $164,000 was accrued in association with these swaps. In conjunction with the Company’s new financing, the Company discontinued hedge accounting for these two swaps effective November 1, 2001. In fiscal 2003 one of these swaps expired. The Company entered into a new interest rate swap in November 2001, which was designated as a hedge of the Company’s variable rate interest exposure. At February 29, 2003 the fair market value of the Company’s remaining swaps created a liability of $1 million and losses of $625,000, net of tax, have been accumulated in other comprehensive income and will be recognized over the remaining term of the swaps. In fiscal 2002 and fiscal 2003 the Company recognized a mark to market gain of $36,000 and a loss of $72,000, respectively, for the swaps which were outstanding on November 1, 2001.

Information about the Company’s accounting treatment for swap agreements are included in Note 10 to the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk relating to the Company’s operations results primarily from changes in interest rates and commodity prices. The Company has only limited involvement with derivative financial instruments and is not a party to any leveraged derivatives.

The Company manages its exposures to changes in interest rates by optimizing the use of variable and fixed rate debt. The Company had approximately $17.1 million of variable rate borrowings at February 28, 2003 after its hedges. In November 2001, the Company entered into an interest rate protection agreement with its lender to modify the interest characteristics of $40 million of debt from variable rate to a fixed rate. In conjunction with the Company’s new financing agreement the Company discontinued hedge accounting for the February 1999 interest rate swap effective November 1, 2001. Due to the discontinuance of hedge accounting on this swap, the Company recorded $99,000 to interest expense during fiscal 2003. At February 28, 2003 the fair value of the February 1999 swap was a liability of $251,000. The November 2001 interest rate swap, which was designated as a hedge of the Company’s variable rate interest, has an unrealized loss of $795,000 as of February 28, 2002. The accumulated balance in other comprehensive income is $625,000, net of tax of $383,000, as of February 28, 2003. This amount will be charged to interest expense over the respective terms of the two swaps. The Company believes it has adequately protected itself from increased interest cost under these financial arrangements.

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

The index to the Company’s Consolidated Financial Statements is found on page 22. The Company’s Financial Statements and Notes to these Consolidated Financial Statements follow the index.

Item 9.	Disagreements on Accounting and Financial Disclosure

No changes in accountants or disagreements with accountants on accounting and/or financial disclosure have arisen.

PART III

Item 10.	Directors and Executive Officers

The information required by this item with regard to executive officers is included in Part I, Item 1 of this report under the heading “Executive Officers of the Registrant.”

The other information required by this item is incorporated herein by reference to the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Equity Compensation Plans

The following table provides a summary of information as of February 28, 2003, relating to our equity compensation plans in which the Company’s common stock is authorized for issuance.

Equity Compensation Plan Information

	(a) Number of shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity compensation plans approved by shareholders(1)	544,319	$17.70	394,325	(3)
Equity compensation plans not approved by shareholders(2)	50,750	$17.80	0

Total	595,069	$17.71	394,325

(1)	Consist of the 2001 Long-Term Incentive Plan, the 1998 Incentive Stock Option Plan, the 1997 Non-Statutory Stock Option Grants, and the 1991 Non Statutory Stock Option Plan. See Note 9, “Stock Options and Other Shareholder Matters” to our “Notes to Consolidated Financial Statements” for further information.
(2)	Consists of a transaction which the Company entered into with its financial public relations firm (the “Grant to Consultant”).
(3)	Consists of shares remaining available for future issuance under the 2001 Long-Term Incentive Plan of 355,325 shares and the 1997 Non Statutory Stock Option Grants of 39,000 shares.

Description of Plan Not Approved by the Shareholders

Grant to Consultant

The Grant to Consultant was approved by the Board of Directors on February 22, 2000. These 70,000 options, granted to the Company’s financial public relations firm, were to vest contingent upon the achievement of certain performance measures. Subsequently the grant was amended to allow additional time, which has now expired, for the firm to meet revised measures. As of February 28, 2003, 57,750 options had vested, of which 7,000 has been exercised. The remaining 12,250 terminated without vesting.

Description of other Plans for the Grant of Equity Compensation

The following are plans under which shares of the Company’s Common Stock have been reserved for issuance as compensation to the Company’s Independent Directors and Advisory Directors. The shares covered by those plans are not included in the table above on equity compensation plans because they do not provide for options, warrants or rights.

1999 Independent Director Share Ownership Plan

On January 19, 1999, the Board of Directors established the 1999 Independent Director Share Ownership Plan (as amended, the “Independent Director Plan”). Each independent member of the Board of Directors is granted 500 shares of Common Stock after each annual meeting of the shareholders after which he continues to serve as Director. Also, under the Plan, each newly elected independent Director who has not previously served on the Board is granted such number of shares as the Board of Directors may deem appropriate, but not less than 1,000 shares of Common Stock or, if less, Common Stock having a value of $15,000. Grants under the Independent Director Plan terminate as to each

Independent Director when a total of 5,000 shares have been granted to him or her. During their tenure on the Board of Directors, each Director is to retain a number of shares equal to at least one-half the number of shares granted pursuant to the Independent Director Plan. A total of 50,000 shares were covered by the Plan, of which 32,500 shares remain available under the Plan at February 29, 2003.

2000 Advisory Director Share Ownership Plan

On March 28, 2000, the Board of Directors established the 2000 Advisory Director Share Ownership Plan (the “Advisory Director Plan”). Under that Plan, Advisory Directors receive a grant of 500 shares of Common Stock of the Company after each annual shareholders meeting after which they continue to serve as an Advisory Director until they receive a total of 5,000 shares, including shares received while serving as an active member of the Board of Directors. A total of 10,000 shares were covered by the Plan, of which, 6,500 shares remain available under the Plan at February 28, 2003.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

PART IV

Item 14.	Controls and Procedures

The certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have (i) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to them by others within those entities, particularly during the period in which this annual report is being prepared; and (ii) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on this evaluation, the chief executive officer and the chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures were effective during the period being reported on in this annual report.

The Company’s certifying officers have indicated that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any significant deficiencies or material weaknesses that would require corrective actions.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A.	Financial Statements

1.	The financial statements filed as a part of this report are listed in the “Index to Consolidated Financial Statements” on page 22.

2.	Financial Statements Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves filed as a part of this report is listed in the “Index to Consolidated Financial Statements” on page 22.

Schedules and compliance information other than those referred to above have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

B.	Reports on Form 8-K

The Registrant filed a report on Form 8-K on January 28, 2003 to announce the resignation of L.C. Martin as Chairmen of the Board and to name Dr. Kirk H. Downey as the Non-Executive Chairman of the Board.

C.	Exhibits Required by Item 601 of Regulation S-K

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits beginning on page 49, which immediately precedes such exhibits.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 5/23/2003	By:	/s/ David H. Dingus
David H. Dingus, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

/s/ David H. Dingus	/s/ Dana L. Perry
David H. Dingus, Principal Executive Officer and Director	Dana L. Perry, Principal Accounting Officer, Principal Financial Officer, and Director

Daniel R. Feehan*	/s/ Sam Rosen
Daniel R. Feehan, Director	Sam Rosen, Director

Martin C. Bowen*	R. J. Schumacher*
Martin C. Bowen, Director	R. J. Schumacher, Director

Daniel E. Berce*	Dr. H. Kirk Downey*
Daniel E. Berce, Director	Dr. H. Kirk Downey, Chairman of the Board and Director

/s/ Dana L. Perry	Kevern R. Joyce*
*Dana L. Perry, Attorney-in-Fact	Kevern R. Joyce, Director

Section 302 Certification

I, the undersigned David H. Dingus, President and Chief Executive Officer of AZZ incorporated, hereby certify that:

1.	I have reviewed this annual report on Form 10-K of AZZ incorporated.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by annual report;

3.	Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for our registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role I the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

AZZ incorporated (Registrant)

Dated: May 23, 2003	/s/ David H. Dingus
David H. Dingus President and Chief Executive Officer

Section 302 Certification

I, the undersigned Dana L. Perry, Vice President and Chief Financial Officer of AZZ incorporated hereby certify that:

1.	I have reviewed this annual report on Form 10-K of AZZ incorporated.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by annual report;

3.	Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

d)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for our registrant’s auditors any material weaknesses in internal controls; and

e)	Any fraud, whether or not material, that involves management or other employees who have a significant role I the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

AZZ incorporated (Registrant)

Dated: May 23, 2003	/s/ Dana L. Perry
Dana L. Perry Vice President and Chief Financial Officer

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Shareholders

AZZ incorporated

We have audited the accompanying consolidated balance sheets of AZZ incorporated as of February 28, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AZZ incorporated at February 28, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, effective March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Ernst & Young

Fort Worth, Texas

March 28, 2003

AZZ incorporated

CONSOLIDATED STATEMENTS OF INCOME

Years ended February 28, 2003, 2002 and 2001

	2003	2002	2001
Net sales	$183,369,858	$152,917,307	$121,405,601
Costs and expenses:
Cost of sales	145,050,994	119,001,867	90,674,069
Selling, general, and administrative	20,553,397	18,700,183	15,187,907
Net (gain) loss on sale of property, plant and equipment	10,412	(37,631)	11,015
Interest expense	3,944,795	2,409,871	2,331,515
Other (income) expense, net	(85,139)	245,850	73,865

	169,474,459	140,320,140	108,278,371

Income before income taxes	13,895,399	12,597,167	13,127,230
Income tax expense	5,280,252	4,793,053	4,955,161

Net income	$8,615,147	$7,804,114	$8,172,069

Earnings per common share:
Basic	$1.63	$1.53	$1.67

Diluted	$1.63	$1.50	$1.63

See accompanying notes.

AZZ incorporated

CONSOLIDATED BALANCE SHEETS

February 28, 2003 and 2002

	2003	2002
Assets

Current assets:
Cash and cash equivalents	$1,983,829	$1,737,876
Accounts receivable, net of allowance for doubtful accounts of $767,000 in 2003 and $758,000 in 2002	28,885,688	32,927,725
Income tax receivable	401,834	—
Inventories	18,596,158	23,336,228
Costs and estimated earnings in excess of billings on uncompleted contracts	2,469,137	4,130,982
Deferred income taxes	1,914,342	1,706,294
Prepaid expenses and other	805,049	990,438

Total current assets	55,056,037	64,829,543

Property, plant, and equipment, at cost:
Land	2,078,693	2,078,693
Buildings and structures	27,147,181	23,085,750
Machinery and equipment	32,510,608	29,372,556
Furniture and fixtures	3,633,813	3,367,780
Automotive equipment	1,995,851	1,894,252
Construction in progress	76,498	6,792,077

	67,442,644	66,591,108
Less accumulated depreciation	(30,830,863)	(27,781,500)

Net property, plant, and equipment	36,611,781	38,809,608

Goodwill, less accumulated amortization of $5,378,000 in 2003 and 2002, respectively	40,962,104	41,262,104
Other assets	1,406,592	2,142,615

	$134,036,514	$147,043,870

AZZ incorporated

CONSOLIDATED BALANCE SHEETS (Continued)

February 28, 2003 and 2002

	2003	2002
Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$11,507,734	$17,150,563
Income tax payable	—	96,943
Accrued salaries and wages	2,537,813	2,744,684
Other accrued liabilities	5,795,732	6,938,352
Deferred revenue	4,775,452	1,075,278
Billings in excess of costs and estimated earnings on uncompleted contracts	53,794	18,132
Long-term debt due within one year	6,675,000	10,045,000

Total current liabilities	31,345,525	38,068,952

Long-term debt due after one year	37,875,000	53,550,000

Deferred income taxes	1,407,269	673,663

Commitments and Contingencies

Shareholders’ equity:
Common stock, $1 par value; 25,000,000 shares authorized; 6,304,580 shares issued at February 28, 2003 and 2002	6,304,580	6,304,580
Capital in excess of par value	13,840,339	13,689,392
Retained earnings	53,355,213	44,740,066
Cumulative other comprehensive income (loss)	(625,394)	(241,123)
Less common stock held in treasury, at cost (1,017,592 shares in 2003 and 1,047,199 shares in 2002)	(9,466,018)	(9,741,660)

Total shareholders’ equity	63,408,720	54,751,255

	$134,036,514	$147,043,870

See accompanying notes.

AZZ incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended February 28, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$8,615,147	$7,804,114	$8,172,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,128,545	5,012,977	4,520,179
Amortization	427,438	1,253,307	1,317,675
Non-cash compensation expense	84,700	226,947	300,110
Non-cash interest expense	505,126	80,503
Provision for doubtful accounts	408,885	253,971	280,721
Deferred income tax expense (benefit)	763,855	(265,807)	(301,133)
Net (gain) loss on sale of property, plant and equipment	10,412	(37,631)	11,015
Effects of changes in operating assets and liabilities, net of acquisition of subsidiaries:
Accounts receivable	3,633,152	1,774,030	(1,914,984)
Inventories	4,740,070	(477,986)	(826,053)
Prepaid expenses and other assets	(11,152)	(831,501)	76,674
Net change in billings related to costs and estimated earnings on uncompleted contracts	1,697,507	(1,276,369)	(2,290,872)
Accounts payable	(5,642,829)	2,478,535	1,918,436
Other accrued liabilities and income taxes	1,566,335	(1,845,074)	1,108,443

Net cash provided by operating activities	22,927,191	14,150,016	12,372,280

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	17,481	72,995	86,870
Purchases of property, plant and equipment	(3,958,611)	(12,772,087)	(5,098,534)
Acquisition of subsidiaries, net of cash acquired	—	(38,765,992)	—
Proceeds from the sale of long-term investments	—	—	200,000

Net cash used in investing activities	(3,941,130)	(51,465,084)	(4,811,664)

AZZ incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended February 28, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from financing activities:
Proceeds from revolving loan	8,500,000	$28,000,000	$6,750,000
Proceeds from long-term debt	—	40,000,000	—
Payments on revolving loan	(17,500,000)	(10,250,000)	(10,500,000)
Payments on long-term debt	(10,045,000)	(21,447,371)	(4,400,632)
Cash dividends paid	—	(795,763)	(770,568)
Proceeds from exercise of stock options	304,892	2,099,576	1,534,055
Purchase of treasury stock	—	—	(55,108)

Net cash provided by (used in) financing activities	(18,740,108)	37,606,442	(7,442,253)

Net increase in cash and cash equivalents	245,953	291,374	118,363
Cash and cash equivalents at beginning of year	1,737,876	1,446,502	1,328,139

Cash and cash equivalents at end of year	$1,983,829	$1,737,876	$1,446,502

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,535,073	$1,998,462	$2,528,254
Income taxes	$4,680,157	$4,697,928	$4,797,461

See accompanying notes.

AZZ incorporated

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended February 28, 2003, 2002 and 2001

	Common Stock		Capital in excess of par value	Retained earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balance at February 28, 2000	6,304,580	$6,304,580	$11,113,565	$29,559,646	$—	$(13,957,069)	$33,020,722
Exercise of stock options	—	—	48,409	—	—	1,485,646	1,534,055
Purchase of treasury stock (3,166 shares)	—	—	—	—	—	(55,108)	(55,108)
Stock compensation	—	—	207,170	—	—	92,940	300,110
Federal income tax deducted on stock options	—	—	408,161	—	—	—	408,161
Net income	—	—	—	8,172,069	—	—	8,172,069

Balance at February 28, 2001	6,304,580	6,304,580	11,777,305	37,731,715	—	(12,433,591)	43,380,009
Exercise of stock options	—	—	364,685	—	—	1,734,891	2,099,576
Stock issued for acquisition	—	—	894,165	—	—	905,835	1,800,000
Cash dividend declared	—	—	—	(795,763)	—	—	(795,763)
Stock compensation	—	—	175,742	—	—	51,205	226,947
Federal income tax deducted on stock options	—	—	477,495	—	—	—	477,495
Comprehensive income:
Net income	—	—	—	7,804,114	—	—	7,804,114
Other comprehensive income, net of tax:
Cumulative effect of SFAS No. 133	—	—	—	—	(185,000)	—	(185,000)
Unrealized loss on market value of interest rate swaps	—	—	—	—	(56,123)	—	(56,123)

Comprehensive income							7,562,991

Balance at February 28, 2002	6,304,580	6,304,580	13,689,392	44,740,066	(241,123)	(9,741,660)	54,751,255
Exercise of stock options	—	—	80,455	—	—	224,437	304,892
Stock compensation	—	—	33,495	—	—	51,205	84,700
Federal income tax deducted on stock options	—	—	36,997	—	—	—	36,997
Comprehensive income:
Net income	—	—	—	8,615,147	—	—	8,615,147
Other comprehensive income, net of tax:	—	—	—	—	—	—	—
Unrealized loss on market value of interest rate swaps	—	—	—	—	(384,271)	—	(384,271)

Comprehensive income							8,230,876

Balance at February 28, 2003	6,304,580	$6,304,580	$13,840,339	$53,355,213	$(625,394)	$(9,466,018)	$63,408,720

See accompanying notes.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Organization—AZZ incorporated (the Company) operates primarily in the United States. Information about the Company’s operations by segment is included in Note 12 to the consolidated financial statements.

Basis of consolidation—The consolidated financial statements include the accounts of AZZ incorporated and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of credit risk—Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and interest rate swaps. See further discussion on the credit risk associated with the interest rate swaps under the caption “Derivative financial instruments” on page 32.

The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s banking relationships. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash and cash equivalents.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s diversity by virtue of two operating segments, the number of customers, and the absence of a concentration of trade accounts receivable in a small number of customers. The Company performs continual evaluations of the collectibility of trade accounts receivable and reserves against accounts deemed uncollectible based upon historical losses and customer specific events. After all collection efforts are exhausted and the account is deemed uncollectable, it is written off against the reserve for doubtful accounts. The Company’s net credit losses in 2003, 2002 and 2001 were approximately $400,000, $204,000 and $219,000, respectively. Collateral is usually not required from customers as a condition of sale.

Revenue recognition—The Company recognizes revenue for the Galvanizing Services Segment upon completion of galvanizing services or shipment of product. Revenue for the Electrical and Industrial Products Segment is recognized upon transfer of title and risk to customer, or based upon the percentage-of-completion method of accounting as contract services are performed. The extent of progress for revenue recognized using the percentage-of-completion method is measured by the ratio of contract costs incurred to date to estimated total contract costs at completion. Costs and estimated earnings in excess of related billings on uncompleted contracts are recorded as current assets and billings in excess of costs and estimated earnings on uncompleted contracts are recorded as current liabilities. Contract costs include all direct material and labor, and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are estimable.

Cash and cash equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, deposits with banks and all highly liquid investments with an original maturity of three months or less.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (continued)

Inventories—Inventories are stated at the lower of cost or market. Cost is determined principally using a weighted-average method for the Electrical and Industrial Products Segment and the first-in-first-out (FIFO) method for the Galvanizing Services Segment.

Property, plant and equipment—For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and structures	10-25 years
Machinery and equipment	3-15 years
Furniture and fixtures	3-15 years
Automotive equipment	3 years

Maintenance and repairs are charged to expense as incurred; renewals and betterments that significantly extend the useful life of the asset are capitalized.

Intangible assets and goodwill—Intangible assets include purchased intangibles primarily comprised of customer lists, backlogs and non-compete agreements. Such intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from two to fifteen years. Goodwill, effective March 1, 2002, is no longer being amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 (see Note 7 to the consolidated financial statements).

Impairment of long-lived assets, identifiable intangible assets and goodwill—The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. For goodwill, effective March 1, 2002, the Company performs an annual impairment test, in accordance with SFAS No. 142.

Debt issue costs—Debt issue costs are amortized using the effective interest rate method over the term of the debt. Debt origination costs, net of accumulated amortization, were $601,000 and $886,000 at February 28, 2003 and 2002, respectively.

Income taxes—Income tax expense is based on the liability method. Under this method of accounting, deferred tax assets and liabilities are recognized based on differences between financial accounting and income tax basis of assets and liabilities using presently enacted tax rates and laws.

Stock-based compensation—The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The following schedule reflects the impact on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation for 2003, 2002 and 2001:

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (continued)

	2003	2002	2001
	(In thousands except per share amounts)
Reported net income	$8,615	$7,804	$8,172
Compensation expense per SFAS No. 123	(971)	(750)	(173)

Pro forma net income for SFAS No. 123	$7,644	$7,054	$7,999

Pro forma earnings per common share:
Basic	$1.45	$1.38	$1.64
Diluted	$1.44	$1.36	$1.60

SFAS No. 123 requires the disclosure of pro forma net income and income per share of common stock computed as if the Company had accounted for its stock options under the fair value method set forth in SFAS No. 123. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate ranging from 4% to 6.5%, a dividend yield ranging from 1% to 1.25% and a volatility factor ranging from 0.367 to 0.467. In addition, the fair value of these options was estimated based on an expected life ranging from 3 years to 6 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those described above, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable measure of fair value for the Company’s stock options and the effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as options vest over several years and additional option grants are expected.

Financial instruments—The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, long-term debt and interest rate swaps. The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

The Company utilizes interest rate swaps to manage variable interest rate risk associated with portions of its long-term debt. The fair value of interest rate swap agreements is based on quotes obtained from financial institutions. Information about the Company’s swap agreements is included in Note 10 to the consolidated financial statements.

Derivative financial instruments—From time to time, the Company uses derivatives to manage interest rate risk. The Company’s policy is to use derivatives for risk management purposes only, which includes maintaining the ratio between the Company’s fixed and floating rate debt obligations that management deems appropriate, and prohibits entering into such contracts for trading purposes. The Company enters into derivatives only with counterparties (primarily financial institutions) which have substantial financial wherewithal to minimize credit risk. The amount of gains or losses from the use of derivative financial instruments has not been and is not expected to be material to the Company’s consolidated financial statements.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (continued)

Warranty reserves—A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products. Management periodically reviews the reserves and adjustments are made accordingly. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following is a roll-forward of amounts accrued for warranty reserves:

Warranty Reserve
(in thousands)
Balance at February 28, 2001	$1,253
Warranty costs incurred	(703)
Additions charged to income	903

Balance at February 28, 2002	1,453
Warranty costs incurred	(1,041)
Reduction charged to goodwill	(300)
Additions charged to income	1,099

Balance at February 28, 2003	$1,211

Reclassifications—Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives. Application of the non-amortization provisions of the Statement increased the Company’s income before income taxes by approximately $1.2 million in 2003. For more information on the adoption of SFAS No. 142, see Note 7 of the Notes to the Consolidated Financial Statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 becomes effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and their associated asset retirement costs. SFAS 143 requires a company to record the fair value of an asset retirement obligation as a liability in the period in which the company incurs a legal obligation associated with the retirement of a long-lived asset. As of February 28, 2003, the adoption of SFAS No. 143 did not have a material impact on its results of operations, financial position or cash flows.

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new Statement supercedes previous accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the effects of the disposal of a business. The Company adopted SFAS No. 144 on March 1, 2002. The adoption of this statement did not have a material impact on the Company’s results of operations, financial position or cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board of Opinion No. 30 (“Opinion No. 30”). Applying the provision of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (continued)

and infrequent that meet criteria for classification as an extraordinary item. As allowed under the provisions of SFAS No. 145, the Company adopted the provisions of SFAS No. 145 as of April 1, 2002. The adoption of this statement did not have a material impact on the Company’s results of operations, financial position or cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidation of facilities, when they are incurred rather than at the time of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to such activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on its results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”). FIN 45 requires a guarantor to recognize; at the time it issues a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance. The recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for annual period financial statements ending after December 15, 2002. The Company’s adoption of FIN 45 did not have a material impact on its results of operations, financial position or cash flows.

As of March 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, (collectively Statement 133). As amended, Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. At March 1, 2001, the Company’s derivatives consisted of two interests rate swap agreements, which qualified for hedge accounting.

The Company accounted for the adoption of Statement 133 as a cumulative effect of a change in accounting principle. The adoption of Statement 133 resulted in a cumulative effect adjustment net of tax of $185,000, which was recognized as a charge to cumulative other comprehensive income (equity). The offsetting fair value of the interest rate swaps was recognized in accrued liabilities. Through October 31, 2001, an additional $164,000 was accrued in association with these swaps. In conjunction with the Company’s new financing, the Company discontinued hedge accounting for these two swaps effective November 1, 2001. At February 28, 2002 the fair market value of these two swaps was a liability of $291,000. The Company entered into a new interest rate swap in November 2001, which was designated as a hedge of the Company’s variable rate interest exposure and has an unrealized fair value loss of $60,000 as of February 28, 2002.

Information about the Company’s fiscal 2003 swap agreements is included in Note 10 to the consolidated financial statements.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Inventories

Inventories consist of the following at February 28:

	2003	2002
	(In thousands)
Raw materials	$8,021	$11,640
Work-in-process	7,527	9,783
Finished goods	3,048	1,913

	$18,596	$23,336

3. Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts consist of the following at February 28:

	2003	2002
	(In thousands)
Costs incurred on uncompleted contracts	$15,010	$19,408
Estimated earnings	4,877	7,052

	19,887	26,460
Less billings to date	17,472	22,347

	$2,415	$4,113

The amounts noted above are included in the accompanying consolidated balance sheet under the following captions:

	2003	2002
	(In thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$2,469	$4,131
Billings in excess of costs and estimated earnings on uncompleted contracts	(54)	(18)

	$2,415	$4,113

4. Other accrued liabilities

Other accrued liabilities consist of the following:

	2003	2002
	(In thousands)
Accrued warranty	$1,211	$1,453
Interest rate swaps	1,046	350
Accrued profit sharing	53	825
Other	3,486	4,310

	$5,796	$6,938

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Employee benefit plans

The Company has a trusteed profit sharing plan and 401(k) covering substantially all of its employees. Under the provisions of the plan, the Company contributes amounts as authorized by the Board of Directors. Contributions to the profit sharing plan were $678,000 for 2003, $1,263,000 for 2002 and $1,328,000 for 2001. During fiscal 2001, a 401(k) provision was added to the profit sharing plan with a company-matching feature. Amounts related to the Company’s matching feature were $642,000 in 2003, $438,000 in 2002 and $375,000 in 2001.

6. Income taxes

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset are as follows:

	2003	2002
	(In thousands)
Deferred income tax liabilities:
Depreciation methods and property basis differences	$(992)	$(739)
Other assets	(732)	(312)

Total deferred income tax liabilities	(1,724)	(1,051)
Deferred income tax assets:
Employee related items	418	473
Inventories	342	324
Accrued warranty	292	246
Accounts receivable	287	380
Interest rate swaps	383	145
Other	509	516

Total deferred income tax assets	2,231	2,084

Net deferred income tax asset	$507	$1,033

The provision for income taxes consists of:

	2003	2002	2001
	(In thousands)
Federal:
Current	$3,882	$4,497	$4,634
Deferred	656	(237)	(271)
State:
Current	635	562	622
Deferred	107	(29)	(30)

	$5,280	$4,793	$4,955

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income taxes (continued)

A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows:

	2003	2002	2001
Statutory federal income tax rate	34.0%	34.0%	34.0%
Expenses not deductible for tax purposes	.1	1.8	1.6
State income taxes, net of federal income tax benefit	3.0	2.9	2.7
Other	.9	(0.7)	(0.6)

Effective income tax rate	38.0%	38.0%	37.7%

7. Intangible assets and goodwill

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives.

The Company adopted the new rules on accounting for goodwill and other intangible assets on March 1, 2002. However, as provided for under SFAS No. 142, goodwill and indefinite-lived intangible assets resulting from acquisitions completed after June 30, 2001 were not amortized in fiscal 2002. As of March 1, 2002 in accordance with SFAS No. 142 the Company ceased amortization of all goodwill and indefinite-lived intangible assets.

The Company completed its initial and annual impairment analysis of goodwill as required by SFAS No. 142 and determined that there was no impairment of goodwill as of March 1, 2002 and December 31, 2002.

The following table presents the effect on net income, as reported, of the non-amortization provisions of SFAS No. 142 had such provisions been in effect as of the beginning of each year presented. The amortization expense and adjusted net income for the years ended February 28, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
	(In thousands except per share data)
Reported net income	$8,615	$7,804	$8,172
Add back: Goodwill amortization net of income tax	—	973	1,003

Adjusted net income	$8,615	$8,777	$9,175

Other
Diluted earnings per share as reported	$1.63	$1.50	$1.63
Add back: Goodwill amortization net of income tax	—	.19	.20

Adjusted diluted earnings per share	$1.63	$1.69	$1.83

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible assets and goodwill (continued)

In addition to other miscellaneous assets, the Company classifies its intangible assets other than goodwill in other assets on the consolidated balance sheet.

Intangible assets and goodwill consisted of the following at February 28:

	2003	2002
	(In thousands)
Debt issue costs	$1,187	$966
Non-compete agreements	883	883
Acquired backlog	302	302
Other	204	204
Goodwill	46,340	46,640

	48,916	48,995
Less accumulated amortization	6,579	5,646

	$42,337	$43,349

Accumulated amortization related to debt issue costs, non-compete agreements, acquired backlog and other were $586,000, $149,000, $302,000 and $164,000, respectively, at February 28, 2003 and $80,000, $37,000, none and $151,000, respectively, at February 28, 2002. Accumulated amortization for goodwill was $5,378,000 at February 28, 2003 and 2002, respectively. As a result of purchase price adjustments, goodwill decreased $300,000 during fiscal 2003.

The Company recorded amortization expenses for Fiscal 2003 in the amount of $933,000. The following table projects the estimated amortization expense for the five succeeding fiscal years and thereafter.

(In thousands)
2004	$476
2005	346
2006	155
2007	92
2008	51
Thereafter	255

Total	$1,375

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Earnings per share

Basic earnings per share is based on the weighted average number of shares outstanding during each year. Diluted earnings per share were similarly computed but have been adjusted for the dilutive effect of the weighted average number of stock options outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	2003	2002	2001
	(In thousands, except share and per share amounts)
Numerator:
Net income for basic and diluted earnings per common share	$8,615	$7,804	$8,172

Denominator:
Denominator for basic earnings per common share—weighted-average shares	5,279,514	5,116,586	4,891,993
Effect of dilutive securities:
Stock options	20,529	70,114	118,187

Denominator for diluted earnings per common share—adjusted weighted-average shares	5,300,043	5,186,700	5,010,180

Basic earnings per common share	$1.63	$1.53	$1.67

Diluted earnings per common share	$1.63	$1.50	$1.63

Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. At the end of fiscal years 2003, 2002 and 2001, there were 493,084, 129,514 and 0 stock options, respectively, outstanding with exercise prices greater than the average market price of common shares.

Cash dividends paid per share were $0.00, $0.16, and $0.16 in 2003, 2002 and 2001, respectively.

9. Stock options and other shareholder matters

During fiscal 2002, the Company adopted the AZZ incorporated 2001 Long-Term Incentive Plan (“2001 Plan”). The purpose of the 2001 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors restricted stock and options to purchase common stock of the Company. The maximum number of shares that may be issued under the 2001 Plan is 750,000 shares. In conjunction with the adoption of the 2001 Plan, all options still available for issuance under pre-existing option plans were terminated. At February 28, 2003, 390,684 options were outstanding under the 2001 Plan of which 247,725 were vested and exercisable at prices ranging from $13.10 to $24.25 per share. Options under the 2001 Plan vest from immediately upon issuance to ratably over a period of three to five years and expire at various dates through July 2012.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock options and other shareholder matters (continued)

In addition to the 2001 Plan, the Company has options that were issued but not exercised under the 1998 Incentive Stock Option Plan, (the “1998 Plan”). Due to the adoption of the 2001 Plan, there are no remaining shares available for issuance under the 1998 Plan. At February 28, 2003, there were 105,135 options outstanding under the 1998 Plan of which 103,135 options were vested and exercisable at prices ranging from $8.88 to $17.84 per share. Options under this plan vest from immediately upon issuance to ratably over a period of five years and expire at various dates through March 2006.

In addition to the 2001 Plan, the Company has options that were issued but not exercised under the 1991 Non-Statutory Stock Option Plan, (the “1991 Plan”) and the 1997 Non-Statutory Stock Option Grants, (the “1997 Grants”). The maximum number of shares that may be issued under these plans were 157,500 shares for the 1991 Plan and 70,000 shares for the 1997 Grants, prior to the adoption of the 2001 Plan. The period during which options could be issued under the 1991 Plan expired prior to the adoption of the 2001 Plan but some options previously granted under the 1991 Plan remain exercisable. At February 28, 2003, 48,500 options were outstanding under these plans all of which were vested and exercisable at prices ranging from $11.125 to $16.88 per share. Options under these plans expire at various dates through July 2008.

In February 2000, the Company entered into an agreement with its financial public relations firm to issue 70,000 stock options in exchange for services received and to be received. These options vested over a period of eighteen months contingent upon the achievement of certain performance measures. As of February 28, 2001, 38,500 options had vested under this plan and the remaining 31,500 unvested options were to vest in three separate groups over six months following February 28, 2001 contingent upon the Company meeting certain performance goals. During fiscal 2002 an additional 19,250 shares vested under this plan with 7,000 of the vested shares being exercised in fiscal 2002. In August 2001, the Company amended the February 2000 plan to allow for the remaining 12,250 unvested options to vest over an additional eighteen-month period contingent upon the achievement of certain performance measures. As of February 28, 2003, the 12,250 unvested options expired unvested. During fiscal 2003, 2002 and 2001, the Company recorded expense of $0, $94,000 and $159,000, respectively, related to vested options. These options expire in February 2005.

During fiscal 2003, 2002 and 2001, the Company granted its directors and advisory directors 5,500, 5,500, and 4,500 shares of the Company’s common stock, respectively, for each of the years. Stock compensation expense was recognized in the amount of $85,000 for fiscal 2003, $133,000 for fiscal 2002, and $141,000 for fiscal 2001.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock options and other shareholder matters (continued)

A summary of the Company’s stock option activity and related information is as follows:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	348,200	$17.67	324,161	$10.49	491,985	$10.14
Granted	301,927	$17.32	212,558	20.65	2,194	17.14
Exercised	(24,107)	$12.65	(186,347)	11.27	(159,847)	9.60
Forfeited	(30,951)	$17.40	(2,172)	10.65	(10,171)	10.59

Outstanding at end of year	595,069	$17.71	348,200	$17.67	324,161	$10.49

Exercisable at end of year	450,110	$17.04	244,339	$15.77	268,461	$10.44

Weighted average fair value for the fiscal year ended for the years indicated of options granted during such year indicated		$6.37		$7.19		$5.81

The following table summarizes additional information about stock options outstanding at February 28, 2003.

Range of Exercise Prices	Total Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Currently Exercisable	Weighted Average Exercise Price
$8.88-$13.10	71,985	3.8	$10.69	68,485	$10.70
$15.40-$19.80	434,320	7.1	$17.53	346,114	$17.55
$24.25	88,764	8.3	$24.25	35,511	$24.25

Effective January 7, 1999, the Board of Directors approved a stock rights plan, which authorized and declared a dividend distribution of one right for each share of common stock outstanding at the close of business on February 4, 1999. The rights are exercisable at an initial exercise price of $60, subject to certain adjustments as defined in the agreement, if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer that would result in ownership of 15% or more of the common stock. Alternatively, the rights may be redeemed at one cent per right at any time until ten business days following the first public announcement of the acquisition of beneficial ownership of 15% of the Company’s common stock. The rights expire on January 7, 2009.

As of February 28, 2003, the Company has approximately 989,394 and 17,706,026 shares, respectively reserved for future issuance under the stock option plans and shareholder rights plan.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-term debt

Long-term debt consists of the following at February 28:

	2003	2002
	(In thousands)
Term note payable to bank, due in quarterly installments ranging from $1,375,000 to $2,500,000 through November 2006 with any remaining balance due December 1, 2006	$30,000	$40,000
Revolving line of credit with bank, due November 2005	14,500	23,500
Industrial revenue bonds, due in December 2003, payable in monthly installments (interest at 6.55% at February 28, 2003)	50	95

	44,550	63,595
Less amount due within one year	6,675	10,045

	$37,875	$53,550

On November 1, 2001, the Company entered into a syndicated credit facility, which replaced the previous term notes and revolving line of credit. This agreement includes a $40 million term facility and a $45 million revolving credit facility.

Interest on borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus applicable margin for the base rate borrowings for the applicable facility, or the adjusted eurodollar rate plus the applicable margin for eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio, which was 2% at February 28, 2003 and correlated to an interest rate of 5.69% on the term note and 3.34% on the revolving line of credit at February 28, 2003. Additionally, the Company is obligated to pay a quarterly commitment fee based on the leverage ratio at an annual rate ranging from .25% to .5% on the unused revolving credit facility.

The Company’s credit facility and industrial revenue bonds are subject to loan agreements, which require the Company to comply with various financial covenants including minimum requirements with regard to consolidated net worth, leverage ratio, fixed charge coverage ratio, three-month EBITDA and capital expenditures. The Company’s long-term debt is secured by substantially all of the assets of the Company. Under the terms of the credit facility, borrowings on the revolving line of credit are subject to a borrowing base calculation which is limited to 85% of certain trade accounts receivable and a range of 50% to 60% of certain raw materials and finished good inventories and is reduced by the balance of outstanding letters of credit which may not exceed $5,000,000 at any time. At February 28, 2003, the Company had approximately $7,275,000 available under the revolving credit facility after deducting $1,921,000 of outstanding letters of credit.

Maturities of long-term debt are as follows (in thousands):

2004	$6,675
2005	5,500
2006	20,000
2007	12,375

$44,550

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-term debt (continued)

In order to manage interest rate expense, the Company has entered into interest rate protection agreements (the “Swap Agreements”) to modify its interest characteristics from a variable rate to a fixed rate. The February 1999 swap agreement involves the exchange of interest obligations from February 1999 through February 2006 whereby the Company pays a fixed rate of 6.8% in exchange for a variable 30-day LIBOR plus 1.25% (2.59% at February 28, 2003). At the end of February 2003 the notional amount of this swap was $4.3 million. In conjunction with the Company’s new financing, the Company discontinued hedge accounting on this swap effective November 1, 2001. Due to the discontinuance of hedge accounting on this swap, the Company recorded $99,000 to interest expense during fiscal 2003. The November 2001 swap agreement involves the exchange of interest rate obligations from November 2001 through November 2005 whereby the Company pays a fixed rate of 5.69% in exchange for a variable 30-day LIBOR rate plus 2% (3.34% at February 28, 2003). At the end of February 2003, the notional amount of this swap was $27.5 million. Management intends to hold the swaps until their maturities in February 2006, and November 2005, respectively. The fair value of the February 1999, and November 2001 swap agreements is approximately ($251,000) and ($795,000), respectively, at February 28, 2003. The accumulated balance in other comprehensive income is $625,000, net of tax of $383,000, as of February 28, 2003. This amount will be charged to interest expense over the respective terms of the two swaps.

11. Quarterly financial information, unaudited (in thousands, except per share amounts)

	Quarter ended
2003	May 31, 2002	August 31, 2002	November 30, 2002	February 28, 2003
Net sales	$49,683	$48,773	$45,117	$39,797
Gross profit	11,199	10,467	9,150	7,503
Net income	2,613	2,619	1,964	1,419
Basic earnings per common share	0.50	0.50	0.37	0.27
Diluted earnings per common share	0.49	0.49	0.37	0.27

	Quarter ended
2002	May 31, 2001	August 31, 2001	November 30, 2001	February 28, 2002
Net sales	$34,306	$32,874	$35,257	$50,480
Gross profit	8,060	7,393	8,108	10,354
Net income	2,176	1,836	2,035	1,757
Basic earnings per common share	0.44	0.36	0.39	0.34
Diluted earnings per common share	0.43	0.36	0.39	0.33

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Operating segments

The Company has two reportable segments as defined by the FASB No. 131, Disclosures about Segments of an Enterprise and Related Information: (1) Electrical and Industrial Products and (2) Galvanizing Services. The Electrical and Industrial Products Segment provides highly engineered specialty components supplied to the power generation transmission and distribution market, as well as products to the industrial market. The Galvanizing Services Segment provides hot dip galvanizing services to the steel fabrication industry through facilities located throughout the south and southwest. Hot dip galvanizing is a metallurgical process by which molten zinc is applied to a customer’s material. The zinc bonding renders a corrosive resistant coating enhancing the life of the material for up to fifty years.

Information regarding operations and assets by segment is as follows:

	2003	2002	2001
	(In thousands)
Net sales:
Electrical and Industrial Products	$134,861	$103,301	$68,859
Galvanizing Services	48,509	49,616	52,547

	$183,370	$152,917	$121,406

Operating income(a):
Electrical and Industrial Products	$14,868	$14,562	$11,252
Galvanizing Services	8,963	7,189	9,660

	23,831	21,751	20,912

General corporate expenses	5,869	6,360	5,178
Interest expense	3,945	2,410	2,332
Other (income) expense, net(b)	122	384	275

	9,936	9,154	7,785

Income before income taxes	$13,895	$12,597	$13,127

Depreciation and amortization:
Electrical and Industrial Products	$2,709	$2,292	$2,137
Galvanizing Services	3,648	3,847	3,580
Corporate	704	208	121

	$7,061	$6,347	$5,838

Expenditures for acquisitions, net of cash acquired, and property, plant and equipment:
Electrical and Industrial Products	$947	$41,193	$1,612
Galvanizing Services	2,798	9,712	3,443
Corporate	214	633	44

	$3,959	$51,538	$5,099

Total assets:
Electrical and Industrial Products	$86,278	$101,870	$46,568
Galvanizing Services	44,036	44,115	39,343
Corporate	3,723	1,059	2,457

	$134,037	$147,044	$88,368

Goodwill:
Electrical and Industrial Products	$30,997	$31,297	$8,843
Galvanizing Services	9,965	9,965	10,648

	$40,962	$41,262	$19,491

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Operating segments (continued)

(a) “Operating income” consists of net sales less cost of sales, specifically identifiable general and administrative expenses and selling expenses.

(b) “Other (income) expense, net” includes gains and losses on sale of property, plant and equipment and other (income) expense not specifically identifiable to a segment.

13. Commitments and contingencies

Leases

The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. As of February 28, 2003, the future minimum payments required under these operating leases are summarized as follows:

Operating Leases
(In thousands)
2004	$1,245
2005	1,199
2006	976
2007	842
2008	306
Thereafter	1,034

Total	$5,602

Rental expense for real estate and personal property was approximately $2,150,000, $1,421,000, and $1,003,000 for the years ended February 28, 2003, 2002 and 2001, respectively, and includes all short-term as well as long-term rental agreements.

Litigation and environmental contingencies

The Company is subject to various environmental protection reviews by state and federal government agencies. The ultimate liability, if any, which might result from such reviews or additional clean-up and remediation expenses cannot presently be determined; however, as a result of an internal analysis and prior clean-up efforts, management believes the results will not have a material impact on the Company and that the recorded reserves for estimated cost are adequate. The Company has reserved $561,000 and $590,000 as of February 28, 2003 and 2002, respectively, for estimated cost related to environmental liabilities.

In order to maintain permits to operate certain of the Company’s facilities, future capital expenditures for equipment may be required to meet new or existing environmental regulations.

The Company is involved from time to time in various suits and claims arising in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Acquisitions

On November 1, 2001, the Company acquired 100% of the outstanding stock of Central Electric Company (CEC), headquartered in Fulton, Missouri. CEC was comprised of three operations consisting of a metal clad switchgear facility in Fulton, Missouri, a power center operation in Tulsa, Oklahoma and a relay panel and non-segmented bus-duct operation in Nashville, Tennessee. The cost of the acquisition was $28.5 million including transaction costs. The acquisition was paid for with $26.7 million of cash; $1.8 million in AZZ incorporated stock (97,297 shares of common stock), which was valued based upon the average value of the stock at the time of the public announcement of the acquisition. The operating assets acquired included $1.2 million in cash. The acquisition resulted in non-tax deductible goodwill of $15.4 million. The goodwill is reported with the Industrial and Electrical Products Segment. Acquired intangible assets of $885,000, consisted of a $583,000 non-compete with a previous owner and $302,000 for the acquired backlog. The weighted-average period for amortization of these intangible assets is approximately three years. The previous owner guaranteed all outstanding accounts receivable as of the closing date of November 1, 2001 and $500,000 was set-up in escrow to cover any potential bad debt for the acquired accounts receivable.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition November 1, 2001:

	Carter & Crawley, Inc.	Central Electric Company
	(In thousands)
Current Assets	$8,210	$19,403
Property, plant & equipment	855	1,480
Intangible assets subject to amortization	—	855
Goodwill	7,955	15,427

Total assets acquired	17,020	37,165
Total liabilities acquired	(1,619)	(8,644)

Net asset acquired	$15,401	$28,521

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Acquisitions (continued)

Listed below is the unaudited pro forma results of summary financial information which includes the Company’s historical results of operation for the twelve-month periods ending February 28, 2002 and 2001 and that of the acquired entities for the same periods adjusted for purchase accounting and other proforma adjustments. The pro forma for the twelve-month periods includes an expense for a non-recurring incentive plan. The plan was terminated prior to the acquisition on November 1, 2001 and these expenses will not be incurred going forward. For the twelve-month periods ended February 28, 2002 and 2001, the incentive plan expense net of tax was $520,000 and $1 million, respectively. This summary may not be indicative of what would have occurred had the acquisitions been made at the beginning of these periods or of results which may occur in the future.

	2002	2001
	(In thousands except per share amounts)
Net sales	$201,331	$190,196
Net income	$9,513	$9,775
Earnings per common share:
Basic	$1.84	$1.96

Diluted	$1.81	$1.91

Schedule II

AZZ INCORPORATED

Valuation and Qualifying Accounts and Reserves

(in thousands)

	Year Ended
	February 28, 2001	February 28, 2002	February 28, 2003
Allowance for Doubtful Accounts

Balance at Beginning of year	$587	$649	$758
Additions charged to income	281	254	409
Additions from acquisitions	0	59	0
Balances written off, net of recoveries	(219)	(204)	(400)

Balance at end of year	$649	$758	$767

Index to Exhibits as Required By Item 601 of Regulation S-K.

3	(1)	—	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3	(2)	—

Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3	(3)	—

Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3	(4)	—	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3	(5)	—	Bylaws of AZZ incorporated as restated through March 27, 2001(incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2001).

4		—	Form of Stock Certificate for the Company’s $1.00 par value Common Stock (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

10	(1)	—

1991 Incentive Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10h of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1991).

10	(2)	—

1991 Nonstatutory Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10i of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1991).

10	(3)	—

1998 Incentive Stock Option plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10k of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10	(4)	—

1998 Nonstatutory Stock Option plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10l of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10	(5)	—

1997 Nonstatutory Stock Option Grants of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10m of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10	(6)	—

Aztec Manufacturing Co. Employee Plan and Trust as amended and restated as of December 1, 1999 (incorporated by reference to Exhibit 4 of the Form S-8 Registration Statement Number 333-92377 filed on December 8, 1999).

10	(7)	—

1999 Independent Director Share Ownership Plan as Approved on January 19, 1999 and As Amended on September 22, 1999 (incorporated by reference to Exhibit 10(22) of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2001).

10	(8)	—

2000 Advisory Director Share Ownership Plan as Approved on March 28, 2000 (incorporated by reference to Exhibit 10(23) of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2001).

10	(9)	—	AZZ incorporated 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Proxy Statement for the 2001 Annual Shareholders Meeting).

10	(10)	—

Amended and Restated Revolving and Term Loan Agreement with Bank of America, N.A., dated November 1, 2001 (incorporated by reference to Exhibit (4) of the Form 8-K filed by the Registrant on November 15, 2001).

10	(11)	—

First amendment to Amended and Restated Revolving and Term Loan Agreement with Bank of America, N.A., dated November 1, 2001 (incorporated by reference to Exhibit 10(11) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10	(12)	—

Amendment adopted on February 29, 2000 to the 1999 Independent Director Share Ownership Plan (incorporated by reference to Exhibit 10(12) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10	(13)	—

Employment Agreement between Registrant and David H. Dingus effective March 1, 2001 (incorporated by reference to Exhibit 10(13) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10	(14)	—

First amendment dated May 13, 2002, to Employment Agreement between Registrant and David H. Dingus effective March 1, 2001 (incorporated by reference to Exhibit 10(14) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10	(15)	—

Employment Agreement between Registrant and Dana L. Perry effective March 1, 2001 (incorporated by reference to Exhibit 10(15) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10	(16)	—

First amendment dated May 13, 2002, to Employment Agreement between Registrant and Dana L. Perry effective March 1, 2001 (incorporated by reference to Exhibit 10(16) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10	(17)	—

Change in Control Agreement between Registrant and all Class A Employees effective March 1, 2001 (incorporated by reference to Exhibit 10(17) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10	(18)	—

Change in Control Agreement between Registrant and all Class B Employees effective March 1, 2001 (incorporated by reference to Exhibit 10(18) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10	(19)	—

Change in Control Agreement between Registrant and all Class C Employees effective March 1, 2001 (incorporated by reference to Exhibit 10(19) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10	(20)	—	AZZ incorporated 2003 Management Incentive Bonus Plan (incorporated by reference to Exhibit 10(20) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10	(21)	—

Termination of Change in Control Agreement between Registrant and L. C. Martin (incorporated by reference to Exhibit 10(21) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10	(22)	—

Engagement Agreement between the Registrant and RCG Capital Markets Group, Inc. dated February 7, 2000 (incorporated by reference to Exhibit 10(22) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10	(23)	—

Amendment No. 1 dated July 12, 2000, to the Engagement Agreement between the Registrant and RCG Capital Markets Group, Inc. dated February 7, 2000 (incorporated by reference to Exhibit 10(23) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10	(24)	—

Amendment No. 2 dated October 6, 2000, to the Engagement Agreement between the Registrant and RCG Capital Markets Group, Inc. dated February 7, 2000 (incorporated by reference to Exhibit 10(24) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10	(25)	—

Amendment No. 3 dated August 31, 2001, to the Engagement Agreement between the Registrant and RCG Capital Markets Group, Inc. dated February 7, 2000 (incorporated by reference to Exhibit 10(25) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10	(26)	—

Second amendment to amended and restated revolving and term loan agreement with Bank of America, N.A., dated August 29, 2002 (incorporated by reference to Exhibit 10(26) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10	(27)	—

2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated (incorporated by reference to Exhibit 10(27) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10	(28)	—

Form of Non-Qualified Stock Option Agreement for Use under the 2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated (incorporated by reference to Exhibit 10(28) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10	(29)	—

Resolutions Approving Amendments to the AZZ incorporated Employee Benefit Plan and Trust (incorporated by reference to Exhibit 10(29) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10	(30)	—

Resolutions approving amendments to the AZZ incorporated Employee Benefit Plan and Trust (incorporated by reference to Exhibit 10(30) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended November 30, 2003).

10	(31)	—

Resolutions establishing an Administrative Committee and a Policy Committee of the AZZ incorporated Employee Benefit Plan and Trust (incorporated by reference to Exhibit 10(31) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended November 30, 2003).

10	(32)	—

Second Amendment to Amended and Restated Revolving and Term Loan Credit Agreement dated March 7, 2003 (incorporated by reference to Exhibit 10(32) to Form 8-K filed by the registrant on March 7, 2003).

10	(33)	—	Second Amendment, dated May 15, 2003, to Employment Agreement between Registrant and David H. Dingus effective March 1, 2001*.

10	(34)	—	Second Amendment, dated May 15, 2003, to Employment Agreement between Registrant and Dana L. Perry effective March 1, 2001*.

10	(35)	—	2001 Incentive Stock Option Agreement between Registrant and David H. Dingus effective July 10, 2001*.

10	(36)	—	2001 Incentive Stock Option Agreement between Registrant and Dana L. Perry effective July 10, 2001*.

10	(37)	—	2001 Incentive Stock Option Agreement between Registrant and Fred L. Wright, Jr. effective July 10, 2001*.

10	(38)	—	2001 Incentive Stock Option Agreement between Registrant and John V. Petro effective July 10, 2001*.

10	(39)	—	2001 Incentive Stock Option Agreement between Registrant and Clement Watson effective July 10, 2001*.

10	(40)	—	2002 Incentive Stock Option Agreement between Registrant and David H. Dingus effective March 1, 2002*.

10	(41)	—	2002 Incentive Stock Option Agreement between Registrant and Dana L. Perry effective March 1, 2002*.

10	(42)	—	2002 Incentive Stock Option Agreement between Registrant and Fred L. Wright, Jr. effective March 27, 2002*.

10	(43)	—	2002 Incentive Stock Option Agreement between Registrant and John V. Petro effective March 27, 2002 *.

10	(44)	—	2002 Incentive Stock Option Agreement between Registrant and Clement Watson effective March 27, 2002*.

10	(45)	—	2003 Incentive Stock Option Agreement between Registrant and David H. Dingus effective March 1, 2003*.

10	(46)	—	2003 Incentive Stock Option Agreement between Registrant and Dana L. Perry effective March 1, 2003*.

10	(47)	—	2003 Incentive Stock Option Agreement between Registrant and Fred L. Wright, Jr. effective April 2, 2003*.

10	(48)	—	2003 Incentive Stock Option Agreement between Registrant and John V. Petro effective April 2, 2003*.

10	(49)	—	2003 Incentive Stock Option Agreement between Registrant and Clement Watson effective April 2, 2003*.

11		—	Computation of Per Share Earnings (see Note 7 to the Consolidated Condensed Financial Statements)* .

21		—	Subsidiaries of Registrant*.

23		—	Consent of Ernst & Young LLP*.

24		—	Power of Attorney*.

99	(a)	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

99	(b)	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*	Filed herewith.