Form 10-Q
period 2003-05-31
AZZ INC
filed 2003-06-26
CIK 8947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended: May 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                 to

Commission File Number 1-12777

AZZ incorporated

(Exact name of registrant as specified in its charter)

TEXAS	75-0948250

(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Suite 200, 1300 South University Drive, Fort Worth, Texas	76107

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (817) 810-0095

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

                Yes  ☒              No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                Yes  ☒              No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Outstanding at June 16, 2003

Common Stock, $1.00 Par Value	5,302,664
Class	Number of Shares

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

AZZ incorporated

CONSOLIDATED CONDENSED BALANCE SHEET

	05/31/03	02/28/03
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$948,230	$1,983,829
ACCOUNTS RECEIVABLE (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS)	24,223,829	28,885,688
INCOME TAX RECEIVABLE	401,834	401,834
INVENTORIES
RAW MATERIAL	7,551,309	8,021,468
WORK-IN-PROCESS	4,794,385	7,527,785
FINISHED GOODS	4,439,100	3,046,905
COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON
UNCOMPLETED CONTRACTS	1,727,848	2,469,137
DEFERRED INCOME TAXES	1,901,710	1,914,342
PREPAID EXPENSES AND OTHER	767,415	805,049

TOTAL CURRENT ASSETS	46,755,660	55,056,037

PROPERTY, PLANT AND EQUIPMENT, NET	35,689,622	36,611,781
GOODWILL, NET OF ACCUMULATED AMORTIZATION	40,962,104	40,962,104
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION	1,515,236	1,406,592

	$124,922,622	$134,036,514

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
LONG-TERM DEBT DUE WITHIN ONE YEAR	$5,550,000	$6,675,000
ACCOUNTS PAYABLE	8,401,763	11,507,734
BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON
UNCOMPLETED CONTRACTS	23,494	53,794
ACCRUED LIABILITIES AND INCOME TAXES	10,637,829	13,108,997

TOTAL CURRENT LIABILITIES	24,613,086	31,345,525
LONG-TERM DEBT DUE AFTER ONE YEAR	34,500,000	37,875,000
DEFERRED INCOME TAXES	1,407,269	1,407,269

SHAREHOLDERS' EQUITY:
COMMON STOCK, $1 PAR VALUE
SHARES AUTHORIZED—25,000,000
SHARES ISSUED 6,304,580	6,304,580	6,304,580
CAPITAL IN EXCESS OF PAR VALUE	13,830,949	13,840,339
CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)	(604,784)	(625,394)
RETAINED EARNINGS	54,238,203	53,355,213
LESS COMMON STOCK HELD IN TREASURY, AT COST (1,006,922 SHARES AT MAY 31, 2003 AND 1,017,592 SHARES AT FEBRUARY 28, 2003)	(9,366,681)	(9,466,018)

TOTAL SHAREHOLDERS' EQUITY	64,402,267	63,408,720

	$124,922,622	$134,036,514

See Accompanying Notes to Consolidated Condensed Financial Statements

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

AZZ incorporated

CONSOLIDATED CONDENSED INCOME STATEMENT

	THREE MONTHS ENDED
	5/31/03	5/31/02
	(UNAUDITED)	(UNAUDITED)
NET SALES	$36,347,690	$49,682,725

COSTS AND EXPENSES
COST OF SALES	30,019,152	38,483,488
SELLING, GENERAL AND ADMINISTRATIVE	4,416,594	5,747,447
INTEREST EXPENSE	673,159	1,152,359
OTHER (INCOME) EXPENSE, NET	(185,305)	119,715

	34,923,600	45,503,009

INCOME BEFORE INCOME TAXES	1,424,090	4,179,716
INCOME TAX EXPENSE	541,100	1,567,000

NET INCOME	$882,990	$2,612,716

EARNINGS PER COMMON SHARE
BASIC	$0.17	$0.50
DILUTED	$0.17	$0.49

See Accompanying Notes to Consolidated Condensed Financial Statements

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

AZZ incorporated

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

	THREE MONTHS ENDING
	5/31/03	5/31/02
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$882,990	$2,612,716
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR DOUBTFUL ACCOUNTS	82,850	99,341
AMORTIZATION AND DEPRECIATION	1,491,209	1,557,891
NET GAIN ON SALE OF PROPERTY, PLANT & EQUIPMENT	(96,696)	(4,500)
NON-CASH INTEREST EXPENSE	81,177	186,961
NON-CASH COMPENSATION EXPENSE	—	—
EFFECTS OF CHANGES IN ASSETS & LIABILITIES:
ACCOUNTS RECEIVABLE	4,579,009	3,033,058
INVENTORIES	1,811,364	(76,927)
PREPAID EXPENSES AND OTHER	37,634	310,629
OTHER ASSETS	(221,180)	(203,376)
NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED
EARNINGS ON UNCOMPLETED CONTRACTS	710,989	1,557,412
ACCOUNTS PAYABLE	(3,105,971)	(6,402,566)
OTHER ACCRUED LIABILITIES AND INCOME TAXES	(2,437,926)	607,235

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,815,449	3,277,874
CASH FLOWS USED FOR INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF PROPERTY, PLANT, AND EQUIPMENT	192,156	4,500
PURCHASE OF PROPERTY, PLANT AND EQUIPMENT	(633,151)	(1,015,587)

NET CASH USED IN INVESTING ACTIVITIES	(440,995)	(1,011,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	89,947	274,142
PROCEEDS FROM REVOLVING LOAN	—	—
PROCEEDS FROM LONG-TERM DEBT	—	—
PAYMENTS ON LONG TERM DEBT	(4,500,000)	(2,500,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,410,053)	(2,225,858)

NET DECREASE IN CASH & CASH EQUIVALENTS	(1,035,599)	40,929
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,983,829	1,737,876

CASH & CASH EQUIVALENTS AT END OF PERIOD	$948,230	$1,778,805

See Accompanying Notes to Consolidated Condensed Financial Statements

AZZ incorporated

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

1.	These interim unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2003 included in the Form 10-K covering such period.

2.	In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of May 31, 2003, and the results of its operations for the three-month periods ended May 31, 2003 and 2002, and cash flows for the three-month periods ended May 31, 2003 and 2002.

3.	Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock options.

  The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended May 31,
	2003	2002
	(unaudited)
	(In thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$883	$2,613

Denominator:
Denominator for basic earnings per common share–weighted average shares	5,289,195	5,263,167
Effect of dilutive securities:
Employee and Director stock options	17,518	45,578

Denominator for diluted earnings per common share	5,306,713	5,308,745

Basic earnings per common share	$.17	$.50

Diluted earnings per common share	$.17	$.49

4.	Total comprehensive income for the quarter ended May 31, 2003 was $903,599 consisting of net income of $882,989 and net changes in accumulated other comprehensive income of $20,610. Changes in other comprehensive income result from changes in the Company’s cash flow hedges.

Total comprehensive income for the quarter ended May 31, 2002 was $2,653,224 consisting of net income of $2,612,716 and changes in accumulated other comprehensive income of $40,508. The changes in accumulated other comprehensive income included $185,000 as the cumulative effect of adopting SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

5.	The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The following schedule reflects the impact on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation for the quarters ended May 31, 2003 and 2002:

	Three Months Ended May 31
	2003	2002
	(In thousands except per share amounts)
Reported net income	$883	$2,613
Compensation expense per SFAS No. 123	(465)	(703)

Pro forma net income for SFAS No. 123	$418	$1,910

Pro forma earnings per common share:
Basic	$0.08	$0.36
Diluted	$0.08	$0.36

During the first quarter of fiscal 2004, the Company granted 347,904 shares of options under its 2001 Long Term Incentive Plan. Options granted vest from immediately upon issuance to ratably over a period of five years and expire at various dates through March 2013. The exercise price of the options granted range from $8.43 to $11.09 per share. During the first quarter of fiscal 2003, the Company granted 282,427 options to purchase shares of the Company’s common stock under the 2001 Long Term Incentive Plan. Options granted vest over periods ranging from immediately upon issuance to ratably over a period of five years and expire at various dates through July 2012. The exercise price of the options granted range from $16.73 to $17.60 per share.

SFAS No. 123 requires the disclosure of pro forma net income and income per share of common stock computed as if the Company had accounted for its stock options under the fair value method set forth in SFAS No. 123. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those described above, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable measure of fair value for the Company’s stock options and the cost of the options as calculated pursuant to SFAS No. 123 may not be indicative of their actual cost.

6.	The Company has two operating segments as defined on page 44 and 45 of its Form 10-K report for the year ended February 28, 2003. Information regarding operations and assets by segment is as follows:

	Three Months Ended May 31,
	2003	2002
	(unaudited)
	(in thousands)
Net Sales:
Electrical and Industrial Products	$24,217	$37,028
Galvanizing Services	12,131	12,655

	$36,348	$49,683
Operating Income (a):
Electrical and Industrial Products	$1,541	$4,578
Galvanizing Services	2,003	2,472

	$3,544	$7,050
General Corporate Expense	$1,509	$1,676
Interest Expense	673	1,152
Other (Income) Expense, Net (b)	(62)	42

	$2,120	$2,870
Income Before Income Taxes	$1,424	$4,180

Total Assets:
Electrical and Industrial Products	$78,796	$93,961
Galvanizing Services	43,341	43,998
Corporate	2,786	3,644

	$124,923	$141,603

(a)	Operating income consists of net sales less cost of sales, specifically identifiable general and administrative expenses and selling expenses.
(b)	Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expense not specifically identifiable to a segment.

7.	Warranty reserves

A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products. Management periodically reviews the reserves and adjustments are made accordingly. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following shows changes in the warranty reserves since the end of fiscal 2002:

Warranty Reserve
($ in thousands)
Balance at February 28, 2002	$1,453
Warranty costs incurred	(1,041)
Reduction charged to goodwill	(300)
Additions charged to income	1,099

Balance at February 28, 2003	1,211
Warranty costs incurred	(379)
Additions charged to income	170

Balance at May 31, 2003	$1,002

8.	Intangible assets and goodwill

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations”, and SFAS No. 142 “Goodwill and Other Intangible Assets” (collectively the “Statements”), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

The Company adopted the new rules on accounting for goodwill and other intangible assets as of March 1, 2002. However, as provided for under SFAS No. 142, goodwill and indefinite-lived intangible assets resulting from acquisitions completed after June 30, 2001 were not amortized in fiscal 2002. As of March 1, 2002, in accordance with the new standard the Company ceased amortization of all goodwill and indefinite lived intangible assets. Other intangible assets will continue to be amortized over their useful lives.

The Company completed its initial and annual impairment analysis of goodwill required by SFAS No. 142 and determined that there was no impairment of goodwill as of March 1, 2002 and December 31, 2002.

Other intangible assets, consisted of the following at May 31, 2003 and February 28, 2003:

	May 31, 2003	February 28, 2003
	(unaudited)	(audited)
	(in thousands)
Debt issue costs	$1,407	$1,187
Non-compete agreements	883	883
Acquired backlog	302	302
Other	204	204
Goodwill	46,340	46,340

	49,136	48,916
Less accumulated amortization	6,692	6,579

	$42,444	$42,337

Accumulated amortization related to debt issue costs, non-compete agreements, acquired backlog and other were $667,000, $177,000 $302,000 and $168,000 respectively, at May 31, 2003 and $586,000, $149,000, $302,000, and $164,000, respectively at February 28, 2003. Accumulated amortization for goodwill was $5,378,000 at the end of May 31, 2003 and February 28, 2003.

The Company recorded amortization expenses for the three-months ending May 31, 2003 in the amount of $113,000. The following table projects the estimated amortization expense for the five succeeding fiscal years.

Amortization Expense
(unaudited) (in thousands)
2004	$321
2005	389
2006	318
2007	148
2008	51
Thereafter	255

Total	$1,482

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

RESULTS OF OPERATIONS

For the three-month period ended May 31, 2003, consolidated net revenues decreased 27% to $36.3 million as compared to $49.7 million for the same period in fiscal 2003. The Electrical and Industrial Segment produced 67% of the Company’s revenues, while the Galvanizing Services Segment accounted for the remaining 33%.

Revenues for the Electrical and Industrial Products Segment decreased $12.8 million or 35% for the three-month period ended May 31, 2003, as compared to the same periods in fiscal 2003. The decrease in revenues was due to the dramatic reduction in power generation projects, continued delays in upgrades to the transmission grid, and a reduction in industrial and factory automation projects. During the first quarter of fiscal 2003, this segment benefited from backlogs that were built up during the later part of fiscal 2002 due to the increased demand for these products in the power generation market. The Company has aggressively attempted to offset the downturn in the power generation market with an increased presence in the electrical power distribution and transmission, international and industrial markets, but has been hindered by sharp reductions in capital spending, deferred projects, prolonged customer purchasing cycles, the effect of over capacity, as well as intense competition in all markets served.

The Electrical and Industrial Products Segment’s backlog was $45.7 million as of May 31, 2003, as compared to $77.7 million at the same date in fiscal 2003. Backlog declined 7% from the $49.1 million reported as of February 28, 2003. The Company’s book-to-ship ratio for the quarter ended May 31, 2003 improved to 91% as compared to 73% for the quarter ended February 28, 2003 and 87% for the quarter ended November 30, 2002. The book-to-ship ratio seems to indicate some stabilization in the markets served, but the slow recovery in the industrial sector of the economy continues to hamper the Company’s ability to improve the backlog.

Revenues in the Galvanizing Services Segment decreased $524,000 or 4% for the three-month period ended May 31, 2003, to $12.1 million as compared to $12.7 million for the same period in fiscal 2003. The continuation of the slow and uneven economic recovery of the general economy coupled with continued pricing pressures on this segment in order to maintain market share has prevented it from maintaining the prior period revenue levels.

Consolidated operating income (net sales less operating expenses) decreased $3.5 million or 50% for the three-month period ended May 31, 2003 to $3.5 million as compared to $7.1 million for the same period in fiscal 2003. The Electrical and Industrial Products generated 43% of the operating income for the first quarter of fiscal 2004, while the Galvanizing Services Segment produced the remaining 57%.

Operating income in the Electrical and Industrial Products Segment decreased $3 million or 66% for the three-month period ended May 31, 2003, to $1.5 million as compared to $4.6 million for the same period in fiscal 2003. The dramatic reductions in revenues combined with pricing pressures in all of the markets in which this segment’s products participate, contributed to the deterioration in operating income and margins. The Company continues to implement cost containments, but has been unable to offset the 35% reduction in revenue for the compared periods. With the significant reductions in this segment’s cost structure, any significant market recovery should have a dramatic impact on operating income and margins.

In the Galvanizing Services Segment, operating income decreased $469,000 or 19% for the three-month period ended May 31, 2003, to $2 million as compared to $2.5 million for the same period in fiscal 2003. The continuation of downward pressures on selling price due to market and competitive conditions, combined with higher natural gas cost, adversely impacted operating profits. A 29% or $225,000 increase in utility cost is attributable to increased gas prices during the months of March and April. Gas contracts have been negotiated for the majority of our facilities and should result in stable prices for the remainder of the fiscal year.

Consolidated general and administrative, and selling expenses (selling, general and administrative expense, and other (income) expense) for the three-month period ended May 31, 2003, decreased $1.6 million or 28% as compared to the same periods in fiscal 2003. As a percent of sales, consolidated general and administrative, and selling expenses were 11.6% for the three-month periods ended May 31, 2003, as compared to 11.8% for the same period in fiscal 2003.

Net interest expense for the three-month period ended May 31, 2003, was $673,000 a decline of 42% compared to the same periods in fiscal 2003. As of May 31, 2003, the Company had outstanding debt of $40.1 million, a decrease of 34% or $21 million as compared to $61.1 million for the same period in fiscal 2003. This reduction in outstanding bank debt in addition to lower variable interest rates accounted for the decrease in interest expense for the compared periods.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $3.8 million for the three-month period ended May 31, 2003, as compared to $3.3 million for the same period in fiscal 2003. Net cash provided by operations was generated from $883,000 in net income, $1.6 million in depreciation and amortization of intangibles and debt issue costs, and $1.3 million of net changes in operating assets and liabilities and other adjustments to reconcile net income to net cash. Decreases in outstanding accounts receivable balances and inventory levels, partially offset by decreases in outstanding accounts payable balances as a result of lower working capital requirements to support current business levels, accounted for the majority of the $1.3 million in other increases in cash flow. During the three-month period ended May 31, 2003, capital improvements were made in the amount of $633,000 and long-term debt was repaid in the amount of $4.5 million. The Company received proceeds from the sale of property and equipment in the amount of $192,000 and proceeds from the exercise of stock options in the amount of $90,000.

On November 1, 2001 the Company entered a new syndicated credit facility, which replaced the previous term notes and revolving line of credit. This agreement included a $40 million term facility and a $45 million revolving credit facility. The availability under the revolving credit facility is contingent on asset-based collateral of inventories and accounts receivables. The remaining balance outstanding on the term-loan is payable in quarterly installments of $1.375 million though November 2006, with the any remaining balance due December 2006. At May 31, 2003, the Company had $27.5 million outstanding under the term note and $12.5 million outstanding under the revolving credit facility. At May 31, 2003, the Company had approximately $6.6 million available under the revolving line of credit. On March 7, 2003, the Company amended its credit facility, which amended certain terms and provisions of the credit agreement by reducing the amortization of the term note to $5.5 million annually from $10 million annually, extending the maturity of the term note and the revolving note by one year, and revising the provisions of various financial covenants including the rolling ninety day EBITDA covenant as of December 31, 2002 which brought the Company back into compliance with the covenant. Until the Company’s markets begin to recover, the Company will continue to monitor its debt covenant compliance closely, and if necessary, it will approach the lenders regarding additional amendments to the debt covenant levels.

Interest on borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus the applicable margin for the base rate borrowings for the applicable facility, or the adjusted eurodollar rate plus the applicable margin for eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio, which was 2% at May 31, 2003 and correlated to an interest rate of 5.63% on the term note and 3.32% on the revolving line of credit at May 31, 2003. Additionally, the Company is obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .25% to .5% on the unused revolving credit facility.

The Company utilizes interest rate swap agreements to protect against volatile interest rates and manage interest expense. At May 31, 2003, the Company had a $3.9 million interest rate swap agreement entered into in February 1999 at a fixed rate of 6.8%. On November 1, 2001 the Company entered into an interest rate swap agreement covering an additional $40 million of term debt at a fixed rate of 5.63%. At May 31, 2003, the notional amount of this swap was $25 million. In conjunction with the Company’s financing agreement the Company discontinued hedge accounting for the February 1999 interest rate swap effective November 1, 2001. The Company continues to amortize the amount that was in other comprehensive income as of November 1, 2001. Subsequent changes in fair value have been recognized in earnings. At May 31, 2003 the fair value of the February 1999 swap was a liability of $232,000. The November 2001 interest rate swap, which was designated as a hedge of the Company’s variable rate interest, was a liability of $780,000 as of May 31, 2003. The accumulated balance in other comprehensive income is $605,000, net of tax of $371,000, as of May 31, 2003. This amount will be charged to interest expense over the respective terms of the two swaps.

CONTRACTUAL COMMITMENTS

Leases

The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. As of May 31, 2003, the future minimum payments required under these operating leases are summarized as follows:

Operating Leases
(In thousands)
2004	$934
2005	1,199
2006	976
2007	842
2008	306
Thereafter	1,034

Total	$5,291

Long term debt and letters of credit

As of May 31, 2003 the Company had outstanding debt in the amount of $40.1 million, which consisted of a $27.5 million term note and $12.6 million outstanding under the revolving credit facility. The Company utilizes interest rate protection agreements to modify its characteristics from variable rate to a fixed rate. For further information regarding the Company’s long-term debt obligations and interest rate protection agreement see footnote 10 of the Notes to the Consolidated Financial Statements found on page 42 of the Company’s 2003 Annual Report.

Maturities of long-term debt are as follows:

(In thousands)
2004	$4,175
2005	5,500
2006	18,000
2007	12,375

Total	$40,050

At May 31, 2003, the Company had outstanding letters of credit in the amount of $2.2 million. These letters of credit are issued to a portion of the Company’s customers to cover any potential warranty costs that the customer might incur. In addition, a warranty reserve in the amount of $1 million has been established to offset any future warranty claims.

Commodity pricing

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements requires the Company to make estimates that affect the reported value of assets, liabilities, revenues and expenses. The Company’s estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, and form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition and goodwill impairment. More information regarding significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk relating to the Company’s operations results primarily from changes in interest rates and commodity prices. The Company has only limited involvement with derivative financial instruments and is not a party to any leveraged derivatives. The Company does not believe its market risks have changed significantly since February 28, 2003.

The Company manages its exposures to changes in interest rates by optimizing the use of variable and fixed rate debt. The Company had approximately $15 million of variable rate borrowings at May 31, 2003 after its hedges. In November 2001, the Company entered into an interest rate protection agreement with its lender to modify the interest characteristics of $40 million of debt from variable rate to a fixed rate. In conjunction with the Company’s financing agreement the Company discontinued hedge accounting for the February 1999 interest rate swap effective November 1, 2001. At May 31, 2003 the fair value of the February 1999 interest rate swap was a liability of $232, 000. The November 2001 interest rate swap, which was designated, as a hedge of the Company’s variable rate interest, was a liability of $780,000 as of May 31,

2003. The accumulated balance in other comprehensive income is $605,000 net of tax of $371,000, as of May 31, 2003. This amount will be charged to interest expense over the respective terms of the two swaps. The Company believes it has adequately protected itself from increased interest cost under these financial arrangements.

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

Item 4. Controls and Procedures

On June 24, 2003 (the “Evaluation Date”), an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 24, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 24, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings—Not applicable.

Item 2. Changes in Securities—Not applicable.

Item 3. Defaults Upon Senior Securities—Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders—Not applicable

Item 5. Other Information

Attached is Exhibit 99.9, AZZ incorporated’s Press Release reporting the Company’s unaudited earnings and other selected financial information for the first quarter ended May 31, 2003, dated June 26, 2003.

Attached is Exhibit 99.10 Unaudited Financial and Other Statistical Information for the first quarter ended May 31, 2003, and Guidance for Fiscal Year 2004, which compiles AZZ incorporated’s unaudited financial and other statistical information for the quarter ended May 31, 2003 and provides forward looking guidance for the current fiscal year ending February 29, 2004. The guidance for the current fiscal year to end February 29, 2004 consists of either a projected range or management’s estimate of most likely results. These projections involve risk and uncertainties, the outcome of which cannot be foreseen at this time and, therefore, actual results will vary from these forecasts.

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits—The exhibits required by this item are set forth below.

Exhibit Number	Description Of Exhibits

99.7	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002

99.8	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002

99.9	AZZ incorporated’s Press Release reporting the Company’s unaudited earnings and other selected financial information for the first quarter ended May 31, 2003 dated June 26, 2003.

99.10	Unaudited Financial and Other Statistical Information for the first quarter ended May 31, 2003 and Guidance for Fiscal Year 2004.

(B)	Reports on Form 8-K—AZZ incorporated filed three Form 8-K Reports during the three months ended May 31, 2003. On March 7, 2003, the Company filed an 8-K Report attaching the second amendment to its Amended and Restated Revolving and Term Credit Agreement with Bank of America, N.A., which amended certain terms and provisions of the Credit Agreement by reducing the amortization on the Term Note, extending the maturity date of the Term Note and the Revolving Note and revising the provisions of various covenants. A second 8-K was filed on April 3, 2003, attaching the Company’s press release of unaudited earnings and selected financial information for the fourth quarter and year-ended February 28, 2003. On April 8, 2003, the Company filed a third 8-K, attaching the Fiscal 2004 guidance and unaudited financial and other statistical information for the fourth quarter and fiscal year-ended February 28, 2003.

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

AZZ incorporated
(Registrant)

Date: 06/25/03	/s/ Dana Perry
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date    June 24, 2003

By	/s/ David H. Dingus
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date June 24, 2003

By	/s/ Dana L. Perry
Vice President and Chief Financial Officer
Dana L. Perry

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
99.7	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002
99.8	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002
99.9	AZZ incorporated’s Press Release reporting the Company’s unaudited earnings and other selected financial information for the first quarter ended May 31, 2003 dated June 26, 2003.
99.10	Unaudited Financial and Other Statistical Information for the first quarter ended May 31, 2003 and Guidance for Fiscal Year 2004.