Form 10-K/A
period 2003-02-28
AZZ INC
filed 2003-09-26
CIK 8947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: February 28, 2003

Commission File Number: 1-12777

AZZ incorporated

(Exact name of registrant as specified in its charter)

Texas	75-0948250
(State of incorporation)	(I.R.S. Employer Identification Number)

University Centre I, Suite 200 1300 South University Dr. Fort Worth, Texas	76107
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code: (817) 810-0095

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock $1.00 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

C.	Exhibits Required by Item 601 of Regulation S-K

Exhibit No. 23, Consent of Ernst & Young, LLP filed with Form 10-K on May 27, 2003, is revised and is attached as Exhibit 23 to this Form 10-K/A.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AZZ incorporated (Registrant)

DATE: 9/26/03	By:	/s/ David H. Dingus
David H. Dingus Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

/s/ David H. Dingus David H. Dingus, Principal Executive Officer and Director	/s/ Dana L. Perry Dana L. Perry, Principal Accounting Officer, Principal Financial Officer, and Director

Daniel E. Berce* Daniel E. Berce, Director	Martin C. Bowen* Martin C. Bowen, Director

Dr. H. Kirk Downey* Dr. H. Kirk Downey, Chairman of the Board and Director	Daniel R. Feehan* Daniel R. Feehan, Director

Robert H. Johnson, Director	Kevern R. Joyce* Kevern R. Joyce, Director

/s/ Sam Rosen Sam Rosen, Director	R. J. Schumacher* R. J. Schumacher, Director

W. C. Walker, Director	/s/ Dana L. Perry Dana L. Perry, Attorney-in-Fact Under Power of Attorney filed as Exhibit 24 to Form 10-K

2