Form 10-Q
period 2003-08-31
AZZ INC
filed 2003-10-15
CIK 8947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: August 31, 2003

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

Registrant’s telephone number, including area code:(817) 810-0095

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Outstanding at September 16, 2003

Class	Number of Shares
Common Stock, $1.00 Par Value	5,375,334

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

AZZ incorprated

CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited)

	08/31/03	02/28/03
ASSETS

CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$2,079,660	$1,983,829
ACCOUNTS RECEIVABLE (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS)	21,250,824	28,885,688
INCOME TAX RECEIVABLE	298,018	401,834
INVENTORIES
RAW MATERIAL	7,535,975	8,021,468
WORK-IN-PROCESS	4,473,113	7,527,785
FINISHED GOODS	3,557,708	3,046,905
COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS	907,841	2,469,137
DEFERRED INCOME TAXES	1,795,076	1,914,342
PREPAID EXPENSES AND OTHER	605,939	805,049

TOTAL CURRENT ASSETS	42,504,154	55,056,037

PROPERTY, PLANT AND EQUIPMENT, NET	34,332,313	36,611,781
GOODWILL, NET OF ACCUMULATED AMORTIZATION	40,962,104	40,962,104
INTANGIBLES AND OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION	1,420,435	1,406,592

	$119,219,006	$134,036,514

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
LONG-TERM DEBT DUE WITHIN ONE YEAR	$5,550,000	$6,675,000
ACCOUNTS PAYABLE	9,919,262	11,507,734
BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	23,494	53,794
ACCRUED LIABILITIES	9,510,284	13,108,997

TOTAL CURRENT LIABILITIES	25,003,040	31,345,525

LONG-TERM DEBT DUE AFTER ONE YEAR	26,625,000	37,875,000
DEFERRED INCOME TAXES	1,407,269	1,407,269

SHAREHOLDERS’ EQUITY:
COMMON STOCK, $1 PAR VALUE
SHARES AUTHORIZED-25,000,000
SHARES ISSUED 6,304,580	6,304,580	6,304,580
CAPITAL IN EXCESS OF PAR VALUE	13,799,622	13,840,339
CUMULATIVE OTHER COMPRENSIVE INCOME (LOSS)	(430,801)	(625,394)
RETAINED EARNINGS	55,234,308	53,355,213
LESS COMMON STOCK HELD IN TREASURY, AT COST ( 937,892 SHARES AT AUGUST 31, 2003 AND 1,017,592 SHARES AT FEBRUARY 28, 2003)	(8,724,012)	(9,466,018)

TOTAL SHAREHOLDERS’ EQUITY	66,183,697	63,408,720

	$119,219,006	$134,036,514

See Accompanying Notes to Consolidated Condensed Financial Statements

AZZ incorporated

Consolidated Condensed Income Statement

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	08/31/03	08/31/02	08/31/03	08/31/02
NET SALES	$34,010,636	$48,773,366	$70,358,326	$98,456,091
COSTS AND EXPENSES
COST OF SALES	27,739,569	38,306,766	57,758,721	76,790,254
SELLING, GENERAL & ADMINISTRATIVE	4,173,832	5,101,712	8,590,426	10,849,159
INTEREST EXPENSE	579,926	1,054,474	1,253,085	2,206,833
OTHER EXPENSE, NET	(89,896)	107,791	(275,201)	227,506

	32,403,431	44,570,743	67,327,031	90,073,752

INCOME BEFORE INCOME TAXES	1,607,205	4,202,623	3,031,295	8,382,339
INCOME TAX EXPENSE	611,100	1,583,100	1,152,200	3,150,100

NET INCOME	$996,105	$2,619,523	$1,879,095	$5,232,239

INCOME PER SHARE
(BASIC)	$0.19	$0.50	$0.35	$0.99
(DILUTED)	$0.19	$0.49	$0.35	$0.99

See Accompanying Notes to Consolidated Condensed Financial Statements

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

AZZ incorprated

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	SIX MONTHS ENDING
	8/31/03	8/31/02
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,879,095	$5,232,239
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR DOUBTFUL ACCOUNTS	151,300	203,791
AMORTIZATION AND DEPRECIATION	2,976,327	3,162,360
NET GAIN ON SALE OF PROPERTY,PLANT & EQUIPMENT	(296,205)	(6,055)
NON-CASH INTEREST EXPENSE	159,594	299,290
NON-CASH COMPENSATION EXPENSE	38,400	84,700
EFFECTS OF CHANGES IN ASSETS & LIABILITIES:
ACCOUNTS RECEIVABLE	7,483,564	1,625,346
INVENTORIES	3,029,362	(856,242)
PREPAID EXPENSES AND OTHER	199,110	518,970
OTHER ASSETS	(236,157)	(221,182)
NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	1,530,996	464,532
ACCOUNTS PAYABLE	(1,588,472)	(3,699,747)
OTHER ACCRUED LIABILITIES AND INCOME TAXES	(3,181,038)	1,462,613

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,145,876	8,270,615
CASH FLOWS USED IN INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF PROPERTY, PLANT, AND EQUIPMENT	715,728	9,680
PURCHASE OF PROPERTY, PLANT AND EQUIPMENT	(1,053,663)	(2,130,487)

NET CASH USED IN INVESTING ACTIVITIES	(337,935)	(2,120,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	662,890	294,642
PROCEEDS FROM REVOLVING LOAN	—	—
PROCEEDS FROM LONG-TERM DEBT	—	—
PAYMENTS ON LONG TERM DEBT	(12,375,000)	(6,500,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(11,712,110)	(6,205,358)

NET DECREASE IN CASH & CASH EQUIVALENTS	95,831	(55,550)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,983,829	1,737,876

CASH & CASH EQUIVALENTS AT END OF PERIOD	$2,079,660	$1,682,326

See Accompanying Notes to Consolidated Condensed Financial Statements

AZZ incorporated

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

1.	These interim unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2003 included in the Form 10-K covering such period.

2.	In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of August 31, 2003, and the results of its operations for the three-month and six-month periods ended August 31, 2003 and 2002, and cash flows for the six-month periods ended August 31, 2003 and 2002.

3.	Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock options.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended August 31,		Six months ended August 31,
	2003	2002	2003	2002
	(Unaudited)
	(In thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$996	$2,620	$1,879	$5,232

Denominator:
Denominator for basic earnings per common share –weighted average shares	5,320,680	5,283,488	5,304,938	5,273,328
Effect of dilutive securities:
Employee and Director stock options	44,932	17,804	31,225	31,691

Denominator for diluted earnings per common share	5,365,612	5,301,292	5,336,163	5,305,019

Basic earnings per common share	$.19	$.50	$.35	$.99

Diluted earnings per common share	$.19	$.49	$.35	$.99

4.	Total comprehensive income for the quarter ended August 31, 2003 was $1,170,089 consisting of net income of $996,106 and net changes in accumulated other comprehensive income of $173,983. For the six-month period ended August 31, 2003, total comprehensive income was $2,073,688, consisting of net income of $1,879,095 and net changes in accumulated other comprehensive income of $194,593. Changes in other comprehensive income result from changes in the Company’s cash flow hedges.

Total comprehensive income for the quarter ended August 31, 2002 was $2,266,881 consisting of net income of $2,619,523 and changes in accumulated other comprehensive income of ($352,642). For the six-month period ended August 31, 2002, total comprehensive income was $4,920,105, consisting of net income of $5,232,239 and net changes in accumulated other comprehensive income of ($312,134).

5.	The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The following schedule reflects the impact on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation for the three and six-month periods ended August 31, 2003 and 2002:

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2002	2003	2002
	(Unaudited)
	(In thousands except per share amounts)
Reported net income	$996	$2,620	$1,879	$5,232
Compensation expense per SFAS No.123	(84)	(128)	(549)	(831)

Pro forma net income for SFAS No.123	$912	$2,492	$1,330	$4,401

Pro forma earnings per common share:
Basic	$0.17	$0.47	$0.25	$0.83
Diluted	$0.17	$0.47	$0.25	$0.83

6.	The Company has two operating segments as defined on page 44 and 45 of its Form 10-K report for the year ended February 28, 2003. Information regarding operations and assets by segment is as follows:

	Three Months Ended Aug. 31,		Six Months Ended Aug. 31,
	2003	2002	2003	2002
	(Unaudited)
	(In thousands)
Net Sales:
Electrical and Industrial Products	$22,065	$36,297	$46,281	$73,325
Galvanizing Services	11,946	12,476	24,077	25,131

	$34,011	$48,773	$70,358	$98,456

Operating Income (a):
Electrical and Industrial Products	$1,461	$4,127	$3,003	$8,705
Galvanizing Services	1,992	2,482	3,995	4,954

	$3,453	$6,609	$6,998	$13,659
General Corporate Expense	$1,442	$1,290	$2,951	$2,966
Interest Expense	580	1,055	1,253	2,207
Other (Income) Expense, Net (b)	(176)	61	(237)	103

	$1,846	$2,406	$3,967	$5,276

Income Before Income Taxes	$1,607	$4,203	$3,031	$8,383

Total Assets:
Electrical and Industrial Products	$73,085	$96,742	$73,085	$96,742
Galvanizing Services	42,686	44,313	42,686	44,313
Corporate	3,448	3,208	3,448	3,208

	$119,219	$144,263	$119,219	$144,263

(a)	Operating income consists of net sales less cost of sales, specifically identifiable general and administrative expenses and selling expenses.
(b)	Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expense not specifically identifiable to a segment.

7.	Warranty reserves

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

Warranty Reserve
(Unaudited) ($ in thousands)

Balance at February 28, 2002	$1,453
Warranty costs incurred	(1,041)
Reduction charged to goodwill	(300)
Additions charged to income	1,099

Balance at February 28, 2003	1,211
Warranty costs incurred	(610)
Additions charged to income	288

Balance at August 31, 2003	$889

8.	Intangible assets and goodwill

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

Other intangible assets, consisted of the following at August 31, 2003 and February 28, 2003:

	August 31, 2003	February 28, 2003
	(Unaudited)
	(In thousands)
Debt issue costs	$1,407	$1,187
Non-compete agreements	883	883
Acquired backlog	302	302
Other	204	204
Goodwill	46,340	46,340

	49,136	48,916
Less accumulated amortization	6,801	6,579

	$42,335	$42,337

Accumulated amortization related to debt issue costs, non-compete agreements, acquired backlog and other were $745,000, $205,000 $302,000 and $171,000 respectively, at August 31, 2003 and $586,000, $149,000, $302,000, and $164,000, respectively at February 28, 2003. Accumulated amortization accumulated prior to the adoption of SFAS No. 142 for goodwill was $5,378,000 at the end of August 31, 2003 and February 28, 2003.

The Company recorded amortization expenses for the six-months ending August 31, 2003 in the amount of $222,000. The following table projects the estimated amortization expense for the five succeeding fiscal years.

Amortization Expense
(Unaudited) (In thousands)
2004	$212
2005	389
2006	318
2007	148
2008	51
Thereafter	255

Total	$1,373

9.	Subsequent Events

On October 15, 2003, the Company amended its credit facility, which amended certain terms and provisions of the credit agreement by reducing the number of banks in the current facility from five banks to three banks, reducing the Company’s Revolving Credit Commitment from $45 million to $20 million, and revising the provisions of various financial covenants including the elimination of the Minimum Quarterly EBITDA covenant which is calculated on the last day of each month for the three month period then ended. In order to allow time for the documentation and signing of the amendment, the banks waived compliance by the Company with the Minimum Quarterly EBITDA covenant for 30 days, effective September 30, 2003. With the reduction of the revolving Credit Commitment from $45 million to $20 million, the Company will save approximately $94,000 annually in unused line fees. The reduction in the Revolving Loan Commitment will create a $108,000 write-off of previously incurred loan originations fees associated with revolving line of credit. A fee of approximately $75,000 was paid for this amendment.

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

RESULTS OF OPERATIONS

For the three-month and six-month periods ended August 31, 2003, consolidated net revenues, decreased 30% and 29%, respectively, as compared to the same periods in fiscal 2003, to $34 million for the three-month period and $70.4 million for the six-month period. The Electrical and Industrial Products Segment produced 66% of the Company’s revenues, while the Galvanizing Services Segment accounted for the remaining 34% for the six-month period. For the quarter ended August 31, 2003, the Electrical and Industrial Segment contributed 65% of the Company’s revenues and the Galvanizing Services Segment generated 35% of the combined revenues.

Revenues for the Electrical and Industrial Products Segment decreased $14.2 million or 39% for the three-month period ended August 31, 2003, and decreased $27 million or 37% for the six-month period ended August 31, 2003 as compared to the same periods in fiscal 2003. The decrease in revenues was due to the dramatic reduction in power generation projects, continued delays in upgrades to the transmission grid, and a reduction in industrial and factory automation projects. During the first six months of fiscal 2003, this segment benefited from backlogs that were built up during fiscal 2002 due to the increased demand for these products in the power generation market. The softness in the industrial markets combined with the continued deferral of needed upgrades to the transmission grid, has hampered the Company’s ability to offset the downturn in power generation projects. The Company is hopeful that the recent events of the blackouts in the northeast will reinforce the need to establish cost recovery methods for expenditures in the transmission grid, and the Company can begin to benefit from investment in the transmission grid and other infrastructure projects.

The Electrical and Industrial Products Segment’s backlog was $48.5 million as of August 31, 2003, as compared to $65.7 million at August 31, 2002. Backlog improved 6% from the $45.7 million reported as of May 31, 2003. The Company’s book to ship ratio for the period ended August 31, 2003 improved to 108% as compared to 91% for the quarter ended May 31, 2003 and 73% for the quarter ended February 28, 2003.The current quarter marked the first quarter in two years in which the ratio was greater than 100%. While the book to ship ratio seems to indicate an improvement in the markets served by these products, the order input continues to be inconsistent indicating that the markets served by these products, in particular the industrial sector of the economy, remains slow to recover.

Revenues in the Galvanizing Services Segment decreased $530,000 or 4% for the three-month period ended August 31, 2003, and decreased $1.1 million or 4% for the six-month period ended August 31, 2003 as compared to the same periods in fiscal 2003. The decline in revenues is the result of the stagnant recovery of the general economy, which has severely impacted the steel fabrication market and in particular the cellular tower market. Revenues for this segment have historically closely followed the condition of the general economy. Any sustained recovery of the general economy should produce improved results for this segment.

Consolidated operating income (net sales less operating expenses) decreased $3.2 million or 48% for the three-month period ended August 31, 2003 to $3.5 million as compared to $6.6 million for the same period in fiscal 2003. The Electrical and Industrial Products Segment generated 42% of the operating income for the second quarter of fiscal 2004, while the Galvanizing Services Segment produced the remaining 58%. For the six-month period ended August 31, 2003, consolidated operating income declined

49% to $7 million as compared to $13.7 million for the same period in fiscal 2003. For the six-month period, the Electrical and Industrial Products Segment produced 43% of the operating income, while the Galvanizing Services Segment contributed the remaining 57% of the operating income.

Operating income in the Electrical and Industrial Products Segment declined $2.7 million or 65% and $5.7 million or 65% for the three and six-month periods ended August 31, 2003, to $1.5 million and $3 million as compared to $4.1 million and $8.7 million for the same period in fiscal 2003. Operating profits and margins have been adversely affected by dramatic reductions of revenues and continued pricing pressures on the markets in which these products are sold to. The Company continues to implement cost containments, but has been unable to offset the 39% and 37% reduction in revenue for the three and six-month periods ended August 31, 2003. The Company will continue to review all alternatives to reduce cost without jeopardizing product quality or customer service.

In the Galvanizing Services Segment, operating income decreased $490,000 or 20% and $959,000 or 19% for the three and six-month period ended August 31, 2003, to $2 million and $4 million as compared to $2.5 million and $5 million for the same period in fiscal 2003. Lower revenues and increased utility costs for the three and six-month periods contributed to the reduced operating profits for the compared periods. While selling prices stabilized during the second quarter of the current fiscal year, the six-month average selling price has declined 2% as compared to the same period last year. Pricing pressures continue due to the imbalance between capacity and market demand. Utility cost increased 30% or $293,000 and 27% or $518,000 for the three and six-month period ended as compared the same periods in fiscal 2003.The increased utility cost are the result of higher prices for natural gas. While the Company entered into fixed cost contracts at the beginning of the second quarter to curtail the escalating prices of natural gas, the negotiated prices were still higher than those experienced during the same period last year.

Consolidated general and administrative, and selling expenses (selling, general and administrative expense, and other (income) expense) for the three and six-month period ended August 31, 2003, decreased $1.1 million or 22% and $2.8 million or 25%, respectively, as compared to the same periods in fiscal 2003. Consolidated general and administrative, and selling expense was reduced to more closely match the Company’s sales volumes. In addition other income was recorded for the three and six-month periods ended August 31, 2003 in the amount of $95,000 and $298,000, respectively for the gain on the sale of vacant land located at two of the Company’s facilities. As a percent of sales, consolidated general and administrative, and selling expenses were 12% and 11.8% for the three and six-month periods ended August 31, 2003, as compared to 10.7% and 11.3% for the same period in fiscal 2003. Although these costs were reduced significantly, the dramatic reductions in revenues caused the percent of sales to increase.

Net interest expense for the three and six-month period ended August 31, 2003, was $580,000 and $1.3 million, a decline of 45% and 43% compared to the same periods in fiscal 2003. As of August 31, 2003, the Company had outstanding debt of $32.2 million, a decrease of 44% or $24.9 million as compared to $57.1 million for the same period in fiscal 2003. With the dramatic reduction in debt, the long-term debt to equity ratio improved to .40 to 1 for the current period as compared to .77 to 1 for the same period in fiscal 2003. Variable interest rates reduced 28% to 3.11% for the period ended August 31, 2003 as compared to 4.30% last year.

The provision for income taxes reflects an effective tax rate of 38% for the three and six-month periods ended August 31, 2003 and August 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $12.1 million for the six-month period ended August 31, 2003, as compared to $8.3 million for the same period in fiscal 2003. Net cash provided by operations was generated from $1.8 in net income, $3.1 million in depreciation and amortization of intangibles and debt issue costs, and $7.2 million of net changes in operating assets and liabilities and other adjustments to reconcile net income to net cash. Positive cash flow was recognized due to decreased outstanding accounts receivable, inventory and revenues in excess of billings balances in the amount of $7.5 million, $3 million, and $1.5 million, respectively. These positive cash flow items were offset by decreases in accounts payable and accrued liability balances in the amount of $1.6 million and $3.2 million, respectively. The decrease in operating assets and liabilities are the result of lower working capital requirements to support current business levels. For the six-month period ended August 31, 2003, capital improvements were made in the amount of $1.1 million and long-term debt was repaid in the amount of $12.4 million. The Company received proceeds from the sale of property and equipment, consisting mainly of vacant land, in the amount of $715,000 and proceeds from the exercise of stock options in the amount of $663,000.

On November 1, 2001 the Company entered a syndicated credit facility, which replaced the previous term notes and revolving line of credit. This agreement included a $40 million term facility and a $45 million revolving credit facility. The availability under the revolving credit facility is contingent on asset-based collateral of inventories and accounts receivables. The remaining balance outstanding on the term-loan is payable in quarterly installments of $1.375 million though November 2006, with the any remaining balance due December 2006. At August 31, 2003, the Company had $26.2 million outstanding under the term note and $6 million outstanding under the revolving credit facility. At August 31, 2003, the Company had approximately $13.5 million available under the revolving line of credit. On March 7, 2003, the Company amended its credit facility, which amended certain terms and provisions of the credit agreement by reducing the amortization of the term note to $5.5 million annually from $10 million annually, extending the maturity of the term note and the revolving note by one year, and revising the provisions of various financial covenants including the rolling ninety day EBITDA covenant as of December 31, 2002 which allowed the Company to remain in compliance with the covenant. On October 15, 2003, the Company amended its credit facility, which amended certain terms and provisions of the credit agreement by reducing the number of banks in the current facility from five banks to three banks, reducing the Company’s Revolving Credit Commitment from $45 million to $20 million, and revising the provisions of various financial covenants including the elimination of the Minimum Quarterly EBITDA covenant which is calculated on the last day of each month for the three month period then ended. In order to allow time for the documentation and signing of the amendment, the banks waived compliance by the Company with the Minimum Quarterly EBITDA covenant for 30 days, effective September 30, 2003. With the reduction of the revolving Credit Commitment from $45 million to $20 million, the Company will save approximately $94,000 annually in unused line fees. The reductions in the Revolving Loan Commitment will create a $108,000 write-off of previously incurred loan origination fees associated with revolving line of credit. A fee of approximately $75,000 was paid for this amendment.

Interest on borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus the applicable margin for the base rate borrowings for the applicable facility, or the adjusted eurodollar rate plus the applicable margin for eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio, which was 2% at August 31, 2003 and correlated to an interest rate of 5.6% on the term note and 3.11% on the revolving line of credit at August 31, 2003. Additionally, the Company is obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .25% to .5% on the unused revolving credit facility.

The Company utilizes interest rate swap agreements to protect against volatile interest rates and manage interest expense. At August 31, 2003, the Company had a $3.5 million interest rate swap agreement entered into in February 1999 at a fixed rate of 6.8%. On November 1, 2001 the Company entered into an interest rate swap agreement covering an additional $40 million of term debt at a fixed rate of 5.6%. At August 31, 2003, the notional amount of this swap was $22.5 million. In conjunction with the Company’s financing agreement the Company discontinued hedge accounting for the February 1999 interest rate swap effective November 1, 2001. The Company continues to amortize the amount that was in other comprehensive income as of November 1, 2001. Subsequent changes in fair value have been recognized in earnings. At August 31, 2003 the fair value of the February 1999 swap was a liability of $171,000. The fair value of the November 2001 interest rate swap, which was designated as a hedge of the Company’s variable rate interest, was a liability of $517,000 as of August 31, 2003. The accumulated balance in other comprehensive income is $431,000, net of tax of $264,000, as of August 31, 2003. This amount will be charged to interest expense over the respective terms of the two swaps.

CONTRACTUAL COMMITMENTS

Leases

The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. As of August 31, 2003, the future minimum payments required under these operating leases are summarized as follows:

Operating Leases
(Unaudited)
(In thousands)
2004	$623
2005	1,199
2006	976
2007	842
2008	306
Thereafter	1,034

Total	$4,980

Long-term debt and letters of credit

As of August 31, 2003 the Company had outstanding debt in the amount of $32.2 million, which consisted of a $26.2 million term note and $6 million outstanding under the revolving credit facility. The Company utilizes interest rate protection agreements to modify its characteristics from variable rate to a fixed rate. For further information regarding the Company’s long-term debt obligations and interest rate protection agreement see footnote 10 of the Notes to the Consolidated Financial Statements found on page 42 of the Company’s 2003 Annual Report.

Maturities of long-term debt are as follows:

(Unaudited)
(In thousands)
2004	$2,800
2005	5,500
2006	11,500
2007	12,375

Total	$32,175

At August 31, 2003, the Company had outstanding letters of credit in the amount of $1.9 million. These letters of credit are issued to a portion of the Company’s customers to cover any potential warranty costs that the customer might incur. In addition, as of August 31, 2003 a warranty reserve in the amount of $889,000 has been established to offset any future warranty claims.

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

Accruals for Contingent Liabilities- The amounts the Company records for estimated claims such as self insurance programs, warranty and other contingent liabilities requires the Company to make judgments regarding the amount of expenses that will ultimately be incurred. The Company uses past history and experience, as well as other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than the Company’s estimates.

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

Goodwill Impairment – On March 1, 2002, the Company adopted SFAS No. 142. The Company completed its initial and annual impairment analysis for its two operating segments and determined that there was no impairment of goodwill as of March 1, 2002 and December 31, 2002. An annual impairment test will be performed in December of each future year. The test is calculated using the anticipated future cash flows from the Company’s operating segments. Based on the present value of the future cash flow, the Company will determine whether an impairment will be recorded. A significant change in projected cash flows for future years could result in an impairment of goodwill in future years.

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

Item 4. Controls and Procedures

On the last day of the quarter an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 23, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 23, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings – Not applicable.

Item 2. Changes in Securities – Not applicable.

Item 3. Defaults Upon Senior Securities – Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders – Not applicable

Shareholders at the Annual Meeting on July 8, 2003 reelected three incumbent directors, David H. Dingus, Dana L. Perry, and Daniel E. Berce. Of the 4,609,312 shares represented at the meeting, 4,314,827 shares (82%) were voted for Mr. Dingus, 4,450,818 shares (84%) were voted for Mr. Perry, and 4,369,212 shares (83%) were voted for Mr. Berce. Other directors continuing in office are Martin Bowen, Dr. H. Kirk Downey, R. J. Schumacher, Sam Rosen, Kevern Joyce and Daniel Feehan.

One proposal by the Board of Directors was submitted to the stockholders at the Annual Meeting, with the following vote tabulation.

Approval of Ratification of the Appointment of Ernst & Young LLP as Auditors.			Approved/Failed to Approve
Shares for:	4,396,070	95.4%
Shares Against:	195,512	4.2%	APPROVED
Shares Abstained:	17,730	.4%

Item 5. Other Information – Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits Required by Item 601 of Regulation S-K.
A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 17, which immediately proceeds such exhibits.

(b)	No reports on Form 8-K.

(c)	All schedules and compliance information called for by the instructions for Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 10/15/03	/s/ Dana Perry
Dana Perry, Vice President for Finance
Principal Financial Officer

EXHIBIT

INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	3(1) - Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3.2	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.4	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3.5*	Bylaws of AZZ incorporated as restated through September 24, 2003

10.50*	Third Amendment to Amended and Restated Revolving and Term Loan Credit Agreement dated October 15, 2003.

31.1*	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002.

32.2*	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002.

*	Filed with this report.