Form 10-Q
period 2003-11-30
AZZ INC
filed 2004-01-08
CIK 8947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: November 30, 2003

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Outstanding at December 17, 2003

Common Stock, $1.00 Par Value	5,386,309
Class	Number of Shares

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

AZZ incorporated

CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited)

	11/30/03	02/28/03
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$784,104	$1,983,829
ACCOUNTS RECEIVABLE (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS)	23,929,546	28,885,688
INCOME TAX RECEIVABLE	—	401,834
INVENTORIES
RAW MATERIAL	7,635,945	8,021,468
WORK-IN-PROCESS	4,935,796	7,527,785
FINISHED GOODS	3,505,644	3,046,905
COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS	678,909	2,469,137
DEFERRED INCOME TAXES	1,852,412	1,914,342
PREPAID EXPENSES AND OTHER	297,764	805,049

TOTAL CURRENT ASSETS	43,620,120	55,056,037
PROPERTY, PLANT AND EQUIPMENT, NET	33,845,117	36,611,781
GOODWILL, NET OF ACCUMULATED AMORTIZATION	40,962,104	40,962,104
INTANGIBLES AND OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION	1,269,147	1,406,592

	$119,696,488	$134,036,514

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
LONG-TERM DEBT DUE WITHIN ONE YEAR	$5,550,000	$6,675,000
ACCOUNTS PAYABLE	10,583,134	11,507,734
BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	—	53,794
ACCRUED LIABILITIES	9,357,925	13,108,997

TOTAL CURRENT LIABILITIES	25,491,059	31,345,525
LONG-TERM DEBT DUE AFTER ONE YEAR	25,250,000	37,875,000
DEFERRED INCOME TAXES	1,407,269	1,407,269
SHAREHOLDERS’ EQUITY:
COMMON STOCK, $1 PAR VALUE SHARES AUTHORIZED-25,000,000 SHARES ISSUED 6,304,580	6,304,580	6,304,580
CAPITAL IN EXCESS OF PAR VALUE	13,787,286	13,840,339
CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)	(353,660)	(625,394)
RETAINED EARNINGS	56,390,341	53,355,213
LESS COMMON STOCK HELD IN TREASURY, AT COST (922,465) SHARES AT NOVEMBER 30, 2003 AND 1,017,592 SHARES AT FEBRUARY 28, 2003)	(8,580,386)	(9,466,018)

TOTAL SHAREHOLDERS’ EQUITY	67,548,160	63,408,720

	$119,696,488	$134,036,514

See Accompanying Notes to Consolidated Condensed Financial Statements

AZZ incorporated

Consolidated Condensed Income Statement

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	11/30/03	11/30/02	11/30/03	11/30/02
NET SALES	$33,337,831	$45,116,879	$103,696,157	$143,572,970
COSTS AND EXPENSES
COST OF SALES	26,606,757	35,966,785	84,365,478	112,757,039
SELLING, GENERAL & ADMINISTRATIVE	4,166,379	4,959,981	12,756,805	15,809,140
INTEREST EXPENSE	688,614	922,577	1,941,699	3,129,410
OTHER (INCOME) AND EXPENSE, NET	11,333	112,187	(263,868)	339,693

	31,473,083	41,961,530	98,800,114	132,035,282

INCOME BEFORE INCOME TAXES	1,864,748	3,155,349	4,896,043	11,537,688
INCOME TAX EXPENSE	708,716	1,191,500	1,860,916	4,341,600

NET INCOME	$1,156,032	$1,963,849	$3,035,127	$7,196,088

INCOME PER SHARE
(BASIC)	$0.21	$0.37	$0.57	$1.36
(DILUTED)	$0.21	$0.37	$0.57	$1.36

See Accompanying Notes to Consolidated Condensed Financial Statements

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

AZZ incorporated

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	NINE MONTHS ENDING
	11/30/03	11/30/02
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$3,035,127	$7,196,088
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR DOUBTFUL ACCOUNTS	200,236	308,241
AMORTIZATION AND DEPRECIATION	4,431,107	4,993,283
NET GAIN ON SALE OF PROPERTY, PLANT & EQUIPMENT	(302,180)	(13,079)
DEFERRED INCOME TAX BENEFIT	(104,616)	—
NON-CASH INTEREST EXPENSE	343,256	405,400
NON-CASH COMPENSATION EXPENSE	38,400	84,700
EFFECTS OF CHANGES IN ASSETS & LIABILITIES:
ACCOUNTS RECEIVABLE	4,755,906	5,997,217
INVENTORIES	2,518,773	1,072,233
PREPAID EXPENSES AND OTHER	507,285	696,556
OTHER ASSETS	(299,890)	(221,278)
NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	1,736,434	485,918
ACCOUNTS PAYABLE	(924,600)	(6,149,038)
OTHER ACCRUED LIABILITIES AND INCOME TAXES	(2,910,958)	1,416,029

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,024,280	16,272,270
CASH FLOWS USED IN INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF PROPERTY, PLANT, AND EQUIPMENT	723,987	17,180
PURCHASE OF PROPERTY, PLANT AND EQUIPMENT	(1,992,171)	(3,182,724)

NET CASH USED IN INVESTING ACTIVITIES	(1,268,184)	(3,165,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	794,179	294,642
PROCEEDS FROM REVOLVING LOAN	—	—
PROCEEDS FROM LONG-TERM DEBT	—	—
PAYMENTS ON LONG TERM DEBT	(13,750,000)	(13,500,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12,955,821)	(13,205,358)

NET DECREASE IN CASH & CASH EQUIVALENTS	(1,199,725)	(98,632)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,983,829	1,737,876

CASH & CASH EQUIVALENTS AT END OF PERIOD	$784,104	$1,639,244

See Accompanying Notes to Consolidated Condensed Financial Statements

AZZ incorporated

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

1.	These interim unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2003 included in the Form 10-K covering such period.

2.	In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of November 30, 2003, and the results of its operations for the three-month and nine-month periods ended November 30, 2003 and 2002, and cash flows for the nine-month periods ended November 30, 2003 and 2002.

3.	Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock options.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended Nov. 30,		Nine months ended Nov. 30,
	2003	2002	2003	2002
	(Unaudited)
	(In thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$1,156	$1,964	$3,035	$7,196

Denominator:
Denominator for basic earnings per common share–weighted average shares	5,379,204	5,285,988	5,329,693	5,277,307
Effect of dilutive securities:
Employee and Director stock options	62,113	9,958	41,521	24,698

Denominator for diluted earnings per common share	5,441,317	5,295,946	5,371,214	5,302,005

Basic earnings per common share	$.21	$.37	$.57	$1.36

Diluted earnings per common share	$.21	$.37	$.57	$1.36

4.	Total comprehensive income for the quarter ended November 30, 2003 was $1,233,173 consisting of net income of $1,156,032 and net changes in accumulated other comprehensive income of $77,141. For the nine-month period ended November 30, 2003, total comprehensive income was $3,306,861 consisting of net income of $3,035,127 and net changes in accumulated other comprehensive income of $271,734. Changes in other comprehensive income result from changes in fair value of the Company’s cash flow hedges.

Total comprehensive income for the quarter ended November 30, 2002 was $1,989,813 consisting of net income of $1,963,849 and changes in accumulated other comprehensive income of $25,964. For the nine-month period ended November 30, 2002, total comprehensive income was $6,909,918 consisting of net income of $7,196,088 and net changes in accumulated other comprehensive income of ($286,170).

5.	The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The following schedule reflects the impact on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation for the three and nine-month periods ended November 30, 2003 and 2002:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2003	2002	2003	2002
	(Unaudited)
	(In thousands except per share amounts)
Reported net income	$1,156	$1,964	$3,035	$7,196
Compensation expense per SFAS No.123	(81)	(64)	(630)	(895)

Pro forma net income for SFAS No.123	$1,075	$1,900	$2,405	$6,301

Reported earnings per common share:
Basic	$0.21	$0.37	$0.57	$1.36
Diluted	$0.21	$0.37	$0.57	$1.36
Compensation expense per SFAS No.123:
Basic	$(.01)	$(.01)	$(.12)	$(.17)
Diluted	$(.01)	$(.01)	$(.12)	$(.17)

Pro forma earnings per share:
Basic	$0.20	$0.36	$0.45	$1.19
Diluted	$0.20	$0.36	$0.45	$1.19

6.	The Company has two operating segments as defined on page 44 and 45 of its Form 10-K report for the year ended February 28, 2003. Information regarding operations and assets by segment is as follows:

	Three Months Ended Nov. 30,		Nine Months Ended Nov. 30,
	2003	2002	2003	2002
	(Unaudited)
	(In thousands)
Net Sales:
Electrical and Industrial Products	$21,110	$33,196	$67,391	$106,521
Galvanizing Services	12,228	11,921	36,305	37,052

	$33,338	$45,117	$103,696	$143,573
Operating Income (a):
Electrical and Industrial Products	$1,631	$3,391	$4,634	$12,096
Galvanizing Services	2,294	2,047	6,289	7,001

	$3,925	$5,438	$10,923	$19,097
General Corporate Expense	$1,348	$1,341	$4,299	$4,307
Interest Expense	689	922	1,942	3,129
Other (Income) Expense, Net (b)	23	20	(214)	123

	$2,060	$2,283	$6,027	$7,559

Income Before Income Taxes	$1,865	$3,155	$4,896	$11,538

Total Assets:
Electrical and Industrial Products	$75,457	$90,057	$75,457	$90,057
Galvanizing Services	42,445	44,198	42,445	44,198
Corporate	1,794	2,406	1,794	2,406

	$119,696	$136,661	$119,696	$136,661

(a)	Operating income consists of net sales less cost of sales, specifically identifiable general and administrative expenses and selling expenses.

(b)	Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expense not specifically identifiable to a segment.

7.	Warranty reserves

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

Warranty Reserve
(Unaudited)
($ in thousands)
Balance at February 28, 2002	$1,453
Warranty costs incurred	(1,041)
Reduction charged to goodwill	(300)
Additions charged to income	1,099

Balance at February 28, 2003	1,211
Warranty costs incurred	(906)
Additions charged to income	449

Balance at November 30, 2003	$754

8.	Change in Credit Agreements

On October 15, 2003, the Company amended its credit facility, which amended certain terms and provisions of the credit agreement by reducing the number of banks in the current facility from five banks to three banks, reducing the Company’s Revolving Credit Commitment from $45 million to $20 million, and revising the provisions of various financial covenants including the elimination of the Minimum Quarterly EBITDA covenant which is calculated on the last day of each month for the three month period then ended. In order to allow time for the documentation and signing of the amendment, the banks waived compliance by the Company with the Minimum Quarterly EBITDA covenant for 30 days, effective September 30, 2003. With the reduction of the revolving Credit Commitment from $45 million to $20 million, the Company will save approximately $94,000 annually in unused line fees. The reductions in the Revolving Loan Commitment created a $108,000 write-off of previously incurred loan origination fees associated with the revolving line of credit. A fee of $67,000 was paid for this amendment.

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

RESULTS OF OPERATIONS

For the three-month and nine-month periods ended November 30, 2003, consolidated net revenues, decreased 26% and 28%, respectively, as compared to the same periods in fiscal 2003, to $33.3 million for the three-month period and $103.7 million for the nine-month period. The Electrical and Industrial Products Segment produced 65% of the Company’s revenues, while the Galvanizing Services Segment accounted for the remaining 35% for the nine-month period. For the quarter ended November 30, 2003, the Electrical and Industrial Products Segment contributed 63% of the Company’s revenues and the Galvanizing Services Segment generated 37% of the combined revenues.

Revenues for the Electrical and Industrial Products Segment decreased $12.1 million or 36% for the three-month period ended November 30, 2003, and decreased $39.1 million or 37% for the nine-month period ended November 30, 2003 as compared to the same periods in fiscal 2003. The dramatic reductions in revenue are a reflection of the Company’s markets, which continue to be extremely competitive. The capacity expansion that occurred during the strong power generation market has resulted in much more capacity than can be absorbed by the current markets. With improved international markets, the Company is putting more emphasis on increasing international market share.

The Electrical and Industrial Products Segment’s backlog was $52.5 million as of November 30, 2003, as compared to $59.9 million at November 30, 2002. Backlog improved 8% from the $48.5 million reported as of August 31, 2003. In addition to the 8% increase in backlog during the three-month period ending November 30,2003, the Company’s backlog improved 6% during the quarter ended August 31, 2003 as compared to May 31, 2003. The Company’s book to ship ratio for the period ended November 30, 2003 was 112% as compared to 108% for the quarter ended August 31, 2003 and 91% for the quarter ended May 31, 2003. Prior to the two most recent quarters, the Company’s last time to achieve a book to ship ratio in excess of 100% was in August 2001. While the book to ship ratio seems to indicate an improvement in the markets served by this segment, the order input continues to be adversely affected by softness in some of the domestic industrial markets and deferred spending in the transmission grid.

Revenues in the Galvanizing Services Segment increased $307,000 or 3% for the three-month period ended November 30, 2003, and decreased $747,000 or 2% for the nine-month period ended November 30, 2003 as compared to the same periods in fiscal 2003. Revenues improved for the quarter ended November 2003 as a result of a slight improvement in the transmission and cellular pole market. The Galvanizing Services Segment was able to capitalize on a larger portion of the market improvement due to the new facility that was constructed in Crowley, Texas during fiscal 2002. The decline in revenues for the nine-month period was the result of the slow recovery of the general economy, which severely impacted the steel fabrication market, particularly in the first six-months of the fiscal year.

Consolidated operating income (net sales less operating expenses) decreased $1.5 million or 28% for the three-month period ended November 30, 2003 to $3.9 million as compared to $5.4 million for the same period in fiscal 2003. The Electrical and Industrial Products Segment generated 42% of the operating income for the third quarter of fiscal 2004, while the Galvanizing Services Segment produced the remaining 58%. For the nine-month period ended November 30, 2003, consolidated operating income declined 43% to $10.9 million as compared to $19.1 million for the same period in fiscal 2003. For the nine-month period, the Electrical and Industrial Products Segment produced 42% of the operating income, while the Galvanizing Services Segment contributed the remaining 58% of the operating income.

Operating income in the Electrical and Industrial Products Segment declined $1.8 million or 52% and $7.5 million or 62% for the three and nine-month periods ended November 30, 2003, to $1.6 million and $4.6 million, respectively, as compared to $3.4 million and $12.1 million, respectively, for the same periods in fiscal 2003. Operating income and margins continued to be adversely affected by dramatic reductions of revenues and continued pricing pressures on the markets in which these products are sold. The Company has adjusted its cost structure to better match the sales levels, but these operational efficiencies have not been able to offset the 36% and 37% reductions in revenues that occurred during the three and nine months periods ended November 30, 2003, respectfully, as compared to the same periods in fiscal 2003.

In the Galvanizing Services Segment, operating income for the three-month period ended November 30, 2003 increased 12% or $247,000 to $2.3 million as compared to $2 million for the same period in fiscal 2003. Operating income and margins benefited from higher revenues, combined with a lower cost structure, which consisted of favorable zinc cost and improvement in productivity. This combined with the cost reduction implemented over the past eighteen months resulted in the improved operating results. The price of zinc has continued to escalate over the past couple of months and will be reflected in fiscal 2005 operating results. With the improvement in the economy, it is anticipated that increased sales volumes will offset the increase in zinc cost. For the nine-month period ended November 30, 2003, operating income declined 10% to $6.3 million as compared $7 million for the same period in the prior year. For the nine-month period ended November 30, 2003, the decline in operating income and margins are related primarily to a 34% increase in the price paid for natural gas for the compared periods.

Consolidated general and administrative, and selling expenses (selling, general and administrative expense, and other (income) expense) for the three and nine-month period ended November 30, 2003, decreased $.9 million or 18% and $3.7 million or 23%, respectively, as compared to the same periods in fiscal 2003. Consolidated general and administrative, and selling expense was reduced to more closely match the Company’s declining sales volumes. In addition other income was recorded for the nine-month period ended November 30, 2003 in the amount of $298,000 for the gain on the sale of vacant land located at two of the Company’s facilities. As a percentage of sales, consolidated general and administrative, and selling expenses were 12.5% and 12%, respectively, for the three and nine-month periods ended November 30, 2003, as compared to 11.2% for both the three and nine-month periods same in fiscal 2003. While these costs were reduced considerably, the substantial reductions in revenues caused consolidated general and administrative, and selling expenses as a percentage of sales to increase.

Net interest expense for the three and nine-month periods ended November 30, 2003, was $689,000 and $1.9 million, a decline of 25% and 38%, respectively, compared to the same periods in fiscal 2003. As of November 30, 2003, the Company had outstanding debt of $30.8 million, a decrease of $13.8 million as compared to February 28, 2003 and a decrease of $19.3 million as compared to the same period in fiscal 2003. With the continued reductions of debt, the long-term debt to equity ratio improved to .37 to 1 for the current period as compared to .64 to 1 for the same period in fiscal 2003. Variable interest rates reduced 20% to 3.14% for the period ended November 30, 2003 as compared to 3.92% last year. Net interest expense increased 19% or $109,000 for the three-month period ended November 30, 2003 as compared to the three-month period ended August 31, 2003. During the quarter ending November 30, 2003, the Company amended its credit facility, reducing the Company’s Revolving Credit Commitment from $45 million to $20 million. The reductions in the Revolving Loan Commitment created a $108,000 write-off of previously incurred loan origination fees associated with the revolving line of credit.

The provision for income taxes reflects an effective tax rate of 38% for the three and nine-month periods ended November 30, 2003 and November 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital needs through a combination of cash flows from operating activities and bank borrowings. The Company’s cash requirements are generally for operating activities, acquisitions, capital improvements, and debt repayment. The Company believes that working capital, borrowing capabilities, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, debt repayment and possible future acquisitions.

Net cash provided by operations was $13 million for the nine-month period ended November 30, 2003, as compared to $16.3 million for the same period in fiscal 2003. Net cash provided by operations was generated from $3 million in net income, $4.8 million in depreciation and amortization of intangibles and debt issue costs, and $5.2 million of net changes in operating assets and liabilities and other adjustments. Positive cash flow was recognized due to decreased outstanding accounts receivable, inventory and revenues in excess of billings balances in the amount of $4.8 million, $2.5 million, and $1.7 million, respectively. These positive cash flow items were offset by decreases in accounts payable and accrued liability balances in the amount of $.9 million and $2.9 million, respectively. The decrease in operating assets and liabilities are the result of lower working capital requirements to support current business levels. For the nine-month period ended November 30, 2003, capital improvements were made in the amount of $2 million and long-term debt was repaid in the amount of $13.8 million. The Company received proceeds from the sale of property and equipment, consisting mainly of vacant land, in the amount of $724,000 and proceeds from the exercise of stock options in the amount of $794,000.

On November 1, 2001 the Company entered a syndicated credit facility, which replaced the previous term notes and revolving line of credit. This agreement included a $40 million term facility and a $45 million revolving credit facility. The availability under the revolving credit facility is contingent on asset-based collateral of inventories and accounts receivables. At November 30, 2003, the Company $24.8 million outstanding under the term note and $6 million outstanding under the revolving credit facility. At November 30, 2003, the Company had approximately $11.9 million available under the revolving credit line of credit. On March 7, 2003, the Company amended its credit facility, which amended certain terms and provisions of the credit agreement by reducing the amortization of the term note to $5.5 million annually from $10 million annually, extending the maturity of the term note and the revolving note by one year, and revising the provisions of various financial covenants including the rolling ninety day EBITDA covenant as of December 2002 which allowed the Company to remain in compliance with the covenant. The remaining balance outstanding on the term-loan is payable in quarterly installments of $1.375 million through November 2006, with remaining balance due December 2006. On October 15, 2003, the Company amended its credit facility, which amended certain terms and provisions of the credit agreement by reducing the number of banks in the current facility from five banks to three banks, reducing the Company’s Revolving Credit Commitment from $45 million to $20 million, and revising the provisions of various financial covenants including the elimination of the Minimum Quarterly EBITDA covenant which is calculated on the last day of each month for the three month period then ended. In order to allow time for the documentation and signing of the amendment, the banks waived compliance by the Company with the Minimum Quarterly EBITDA covenant for 30 days, effective September 30, 2003. With the reduction of the revolving Credit Commitment from $45 million to $20 million, the Company will save approximately $94,000 annually in unused line fees. The reductions in the Revolving Loan Commitment created a $108,000 write-off of previously incurred loan origination fees associated with the revolving line of credit. A fee of $67,000 was paid for this amendment.

Interest on borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus the applicable margin for the base rate borrowings for the applicable facility, or the adjusted eurodollar rate plus the applicable margin for eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio, which was 2% at November 30, 2003 and correlated to an interest rate of 5.61% on the term note and 3.14%

on the revolving line of credit at November 30, 2003. Additionally, the Company is obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .25% to .5% on the unused revolving credit facility.

The Company utilizes interest rate swap agreements to protect against volatile interest rates and manage interest expense. At November 30, 2003, the Company had a $3.2 million interest rate swap agreement entered into in February 1999 at a fixed rate of 6.8%. On November 1, 2001 the Company entered into an interest rate swap agreement covering an additional $40 million of term debt at a fixed rate of 5.61%. At November 30, 2003, the notional amount of this swap was $20 million. In conjunction with the Company’s financing agreement, the Company discontinued hedge accounting for the February 1999 interest rate swap effective November 1, 2001. The Company continues to amortize the amount that was in other comprehensive income as of November 1, 2001. Subsequent changes in fair value have been recognized in earnings. At November 30, 2003 the fair value of the February 1999 swap was a liability of $138,000. The fair value of the November 2001 interest rate swap, which was designated as a hedge of the Company’s variable rate interest, was a liability of $411,000 as of November 30, 2003. The accumulated balance in other comprehensive income is a loss of $354,000, net of tax of $217,000, as of November 30, 2003. This amount will be charged to interest expense over the respective terms of the two swaps.

CONTRACTUAL COMMITMENTS

Leases

The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. As of November 30, 2003, the future minimum payments required under these operating leases are summarized as follows:

Operating Leases
(Unaudited) (In thousands)
2004	$311
2005	1,199
2006	976
2007	842
2008	306
Thereafter	1,034

Total	$4,668

Long-term debt and letters of credit

As of November 30, 2003 the Company had outstanding debt in the amount of $30.8 million, which consisted of a $24.8 million term note and $6 million outstanding under the revolving credit facility. The Company utilizes interest rate protection agreements to modify its characteristics from variable rate to a fixed rate. For further information regarding the Company’s long-term debt obligations and interest rate protection agreement see footnote 10 of the Notes to the Consolidated Financial Statements found on page 42 of the Company’s 2003 Annual Report.

Maturities of long-term debt are as follows:

(Unaudited) (In thousands)
2004	$1,425
2005	5,500
2006	11,500
2007	12,375

Total	$30,800

At November 30, 2003, the Company had outstanding letters of credit in the amount of $2.1 million. These letters of credit are issued to a portion of the Company’s customers to cover any potential warranty costs that the customer might incur. In addition, as of November 30, 2003 a warranty reserve in the amount of $754,000 has been established to offset any future warranty claims.

Commodity pricing

The Company manages its exposures to commodity prices, primarily zinc used in its Galvanizing Services Segment, by utilizing contracts with its zinc suppliers that include protective caps to guard against rising commodity prices. The Company utilizes these contracts for approximately 90% of it’s zinc requirements. The contracts are normally negotiated in December of each year and normally are for a twelve month period of time. Management believes these contractual agreements ensure adequate supplies and partial offset against exposure to commodity price swings.

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

Allowance for Doubtful Accounts – The carrying value of the accounts receivables is continually evaluated based on the likelihood of collection. An allowance is maintained for estimated losses resulting from our customer’s inability to make required payments. The allowance is determined by historical experience of uncollected accounts, the level of past due accounts, overall level of outstanding accounts receivables, information about specific customers with respect of their inability to make payments and future expectations of conditions that might impact the collectibility of accounts receivables. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accruals for Contingent Liabilities – The amounts the Company records for estimated claims such as self insurance programs, warranty and other contingent liabilities requires the Company to make judgments regarding the amount of expenses that will ultimately be incurred. The Company uses past history and experience, as well as other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than the Company’s estimates.

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

Goodwill Impairment – On March 1, 2002, the Company adopted SFAS No. 142. The Company completed its initial and annual impairment analysis for its two operating segments and determined that there was no impairment of goodwill as of March 1, 2002 and December 31, 2002. An annual impairment test will be performed in January of each future year. The test is calculated using the anticipated future cash flows from the Company’s operating segments. Based on the present value of the future cash flow, the Company will determine whether impairment may exist. A significant change in projected cash flows for future years could result in an impairment of goodwill.

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

The Company manages its exposures to changes in interest rates through the use of variable and fixed rate debt.

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

As of the last day of the period covered by this report, an evaluation was performed by management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be disclosed by the Company in the reports that it files or submits under the exchange Act and in assuring the Company that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. There were no material changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings – Not applicable.

Item 2.	Changes in Securities – Not applicable.

Item 3.	Defaults Upon Senior Securities – Not applicable.

Item 4.	Submissions of Matters to a Vote of Security Holders – Not applicable

Item 5.	Other Information

Attached is Exhibit 99.11, AZZ incorporated’s Press Release reporting the Company’s unaudited earnings and other selected financial information for the third quarter ended November 30, 2003, dated January 8, 2004.

Attached is Exhibit 99.12 Unaudited Financial and Other Statistical Information for the third quarter ended November 30, 2003, and Guidance for Fiscal Year 2004, which compiles AZZ incorporated’s unaudited financial and other statistical information for the quarter ended November 30, 2003 and provides forward looking guidance for the current fiscal year ending February 29, 2004. The guidance for the current fiscal year to end February 29, 2004 consists of either a projected range or management’s estimate of most likely results. These projections involve risk and uncertainties, the outcome of which cannot be foreseen at this time and, therefore, actual results will vary from these forecasts.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits Required by Item 601 of Regulation S-K.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 17, which immediately proceeds such exhibits.

(b)	Reports on Form 8-K – AZZ incorporated filed two Form 8-K Reports during the three months ended November 30, 2003. On September 25, 2003, the Company filed an 8-K Report attaching the Unaudited Financial and Other Statistical Information for the three and six-month periods ended August 31, 2003 and Guidance for Fiscal Year 2004 and AZZ incorporated’s Press Release reporting the Company’s unaudited earnings and other selected financial information for the three and six-month periods ended August 31, 2003, dated September 25, 2003. A second 8-K was filed on September 30, 2003, attaching the Waiver of Amended and Restated Revolving and Term Loan Credit Agreement dated September 29, 2003.

(b)	All schedules and compliance information called for by the instructions for Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated (Registrant)

Date: 01/08/04	/s/ DANA PERRY

Dana Perry, Vice President for Finance Principal Financial Officer

EXHIBIT

INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	3(1) – Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3.2	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.4	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3.5	Bylaws of AZZ incorporated as restated through September 24, 2003

10.32	Second Amendment to Amended and Restated Revolving and Term Loan Agreement dated March 7, 2003.

10.50	Third Amendment to Amended and Restated Revolving and Term Loan Credit Agreement dated October 15, 2003.

10.51	Waiver of Amended and Restated Revolving and Term Loan Credit Agreement dated September 29, 2003.

*31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 31, 2003.

*31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 December 31, 2003.

*32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002 dated December 31, 2003.

*32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002 dated December 31, 2003.

99.5	AZZ incorporated’s Press Release reporting the Company’s unaudited earnings and other selected financial information for the fourth quarter and year ended February 28, 2003, dated April 3, 2003.

99.6	Unaudited Financial and Other Statistical Information for the Fourth Quarter and Fiscal Year Ended February 28, 2003 and Guidance for Fiscal Year 2004.

99.7	Unaudited Financial and Other Statistical Information for the three and six-month periods ended August 31, 2003 and Guidance for Fiscal Year 2004.

99.8	AZZ incorporated’s Press Release reporting the Company’s unaudited earnings and other selected financial information for the three and six-month periods ended August 31, 2003, dated September 25, 2003.

99.9	AZZ incorporated’s Press Release reporting the Company’s unaudited earnings and other selected financial information for the first quarter ended May 31, 2003 dated June 26, 2003.

99.10	Unaudited Financial and Other Statistical Information for the first quarter ended May 31, 2003 and Guidance for Fiscal Year 2004.

*99.11	AZZ incorporated’s Press Release reporting the Company’s unaudited earnings and other selected financial information for the three and nine-month periods ended November 30, 2003, dated December 31, 2003.

*99.12	Unaudited Financial and Other Statistical Information for the third quarter ended November 30, 2003 and Guidance for Fiscal Year 2004.

*	Filed with this report