Form 10-K
period 2004-02-29
AZZ INC
filed 2004-05-26
CIK 8947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: February 29, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-12777

AZZ incorporated

(Exact name of registrant as specified in its charter)

TEXAS	75-0948250
(State of incorporation)	(I.R.S. Employer Identification Number)

University Centre I, Suite 200 1300 South University Drive Fort Worth, Texas	76107
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 810-0095

Securities registered pursuant to section 12(b) of the act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $1.00 par value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates on May 17, 2004, was approximately $75,406,000. As of May 17, 2004, there were 5,236,496 shares of AZZ incorporated Common Stock $1.00 par value outstanding.

Documents Incorporated By Reference

Part III incorporates information by reference from the Proxy Statement for the 2004 Annual Meeting of Shareholders of Registrant.

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

Electrical and Industrial Products Segment

The Electrical and Industrial Products Segment produces highly engineered specialty electrical products as well as lighting and tubular products. The Company markets and sells its products throughout the global market place. The electrical products of this segment are defined as products that are designed, manufactured and configured to distribute electrical power to and from generators, transformers, switching devices or other electrical configurations. These electrical systems are supplied to the power generation, power transmission and power distribution markets as well as the general industrial market. While serving many of the same markets, the industrial products are defined as industrial lighting and tubular products used for petro-chemical and industrial applications. Lighting products are provided to the petroleum, food processing, and power generation industries and to industrial industries with unique lighting challenges. The principal market for tubular products is the petroleum industry. The markets for the Company’s Electrical and Industrial Products Segment are highly competitive and consist of a few large multinational companies, as well as numerous small independents. Competition is based primarily on product quality, range of product line, price and service. While some of these companies are much larger and better financed than the Company, the Company believes that it can compete favorably with them. Copper, aluminum and steel are the primary raw materials used in this segment and are readily available. This segment’s products are sold through manufacturers’ representatives and the Company’s internal sales force. This segment is not dependent on any single customer and the loss of any single customer would not have a material adverse effect on consolidated revenues or net income of the Company. Backlog of orders was approximately $53.1 million at February 29, 2004, $49.1 million at February 28, 2003 and

$85.3 million at February 28, 2002. All of the year-end backlog should be delivered during the next 18 months. Orders included in the backlog are represented by contracts and purchase orders that the Company believes to be firm. Total employment in this segment is 567 persons.

Galvanizing Services Segment

The Galvanizing Services Segment provides hot dip galvanizing to the steel fabrication industry through facilities located throughout the South and Southwest United States. The eleven galvanizing plants of the Company are located in Texas, Louisiana, Alabama, Mississippi, Arkansas, and Arizona. Hot dip galvanizing is a metallurgical process by which molten zinc is applied to a customer’s material. The zinc bonding provides corrosion protection of fabricated steel for extended periods of up to 50 years. Galvanizing is a highly competitive business and the Company competes with other galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternate forms of corrosion protection such as paint. The Company is limited, to some extent, in its galvanizing market to areas within a relatively close proximity of its existing locations due to freight cost. Zinc, the principal raw material used in the galvanizing process, is readily available, but has volatile pricing. The Company manages its exposure to commodity pricing of zinc by utilizing contracts with zinc suppliers that include protective caps to guard against rising commodity prices. This segment typically serves fabricators and/or manufacturers involved in the highway construction, electrical utility, transportation, water treatment, agriculture, petrochemical and chemical, pulp and paper industries, and numerous OEM’s. The market in general is broken into two major categories, being large structural steel projects and custom fabrication. This segment is not dependent on any single customer and the loss of any customer would not have a material adverse effect on consolidated revenues or net income of the Company. The backlog of galvanizing orders generally is nominal due to the short time requirement involved in the process. Total employment in this segment is 392 persons.

General

The Company does not have a material portion of business that may be subject to renegotiations of profits or termination of contracts or subcontracts at the election of the government. There were no material amounts spent on research and development activities during the proceeding three fiscal years.

Environmental

The Company is subject to various environmental protection reviews by state and federal government agencies. The ultimate liability, if any, which might result from such reviews or for additional clean-up and remediation expenses cannot presently be determined; however, as a result of an internal analysis and information developed from prior clean-up efforts, management believes the results of the reviews will not have a material impact on the Company and that the recorded reserves for estimated costs are adequate. The Company has reserved $505,000 and $561,000 as of February 29, 2004 and February 28, 2003, respectively, for estimated costs related to environmental protection and regulatory compliance. In order to maintain permits to operate certain of the Company’s facilities, future capital expenditures for equipment may be required to meet new or existing environmental regulations.

Legal

The Company is involved from time to time in various suits and claims arising in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

Executive Officers of the Registrant

Name	Age	Business Experience for Past Five Years Position or Office with Registrant or Prior Employer	Held Since
David H. Dingus	56	President and Chief Executive Officer President and Chief Operating Officer President and Chief Executive Officer of Reedrill Corp	2001 1998-2000 1989-1998

Dana L. Perry	55	Vice President of Finance, Chief Financial Officer, Asst. Sec.	1992

Fred L. Wright, Jr.	63	Senior Vice President Operations, Galvanizing Services Segment	1992

Clement H. Watson	57	Vice President Sales, Electrical Products Vice President Marketing and Sales of Pulsafeeder, Inc.	2000 1995-2000

John V. Petro	58	Vice President Operations, Electrical Products General Manager of CGIT, Inc.	2001 1995-2001

Jim C. Stricklen	55	Vice President, Business and Manufacturing Systems Vice President, Assist Connectivity Technology	2004 2001-2003

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

Public Reference Section

Securities and Exchange Commission

450 Fifth Street N.W.

Washington, D.C. 20549-0004

You may obtain these materials electronically by accessing the SEC’s Website on the Internet at:

http://www.sec.gov

In addition, we make available, free of charge, on our internet Website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading “Investor Relations,” subheading “SEC Filings,” by accessing our Website:

http://www.azz.com

Also, reports and other information concerning us are available for inspection and copying at:

New York Stock Exchange

20 Broad Street

New York, New York 10005

Corporate Governance

The Company’s Board of Directors, with the assistance of its Nominating and Corporate Governance Committee, has adopted Corporate Governance Guidelines that set forth the Board’s policies regarding corporate governance. You may review the Corporate Governance Guidelines under the Heading “Investor Relations,” subheading “Corporate Governance,” by accessing our Website:

http://www.azz.com

You may also obtain a copy of the Corporate Governance Guidelines by mailing a request to:

AZZ incorporated

Investor Relations

University Centre I, Suite 200

1300 South University Drive

Fort Worth, TX 76107

In connection with the Board of Directors’ responsibility to oversee our legal compliance and conduct, the board has adopted a Code of Ethics which applies to the Company’s officers, directors and employees. You may review the Code of Ethics under the heading “Investor Relations,” subheading “Corporate Governance,” by accessing our Website:

http://www.azz.com

You may also obtain a copy of the Code of Ethics by mailing a request to:

AZZ incorporated

Investor Relations

University Centre I, Suite 200

1300 South University Drive

Fort Worth, TX 76107

The Board of Directors has adopted charters for each of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. You may review a copy of the charters of each of these Committees under the heading “Investor Relations,” subheading “Corporate Governance,” by accessing our Website:

http://www.azz.com

You may also obtain a copy of the charters by mailing a request to:

AZZ incorporated

Investor Relations

University Centre I, Suite 200

1300 South University Drive

Fort Worth, TX 76107

Item 2. Properties

The following table sets forth information about the Company’s principal facilities owned or leased on February 29, 2004:

Location	Land/ Acres	Buildings/ Sq. Footage	Segment/Occupant
Crowley, Texas	29.7	201,000	Electrical and Industrial Products

Houston, Texas	5.4	67,400	Electrical and Industrial Products

Richland, Mississippi	6.7	58,700	Electrical and Industrial Products

Pittsburg, Kansas	15.3	86,000	Electrical and Industrial Products

Westborough, Massachusetts	—	(Leased) 36,400	Electrical and Industrial Products

Fulton, MO	—	(Leased) 85,000	Electrical and Industrial Products

Tulsa, OK	—	(Leased) 66,000	Electrical and Industrial Products

Greenville, SC	—	(Leased) 65,000	Electrical and Industrial Products

Crowley, Texas	28.5	79,200	Galvanizing Services

Houston, Texas	25.2	61,800	Galvanizing Services

Waskom, Texas	10.6	30,400	Galvanizing Services

Beaumont, Texas	12.9	33,700	Galvanizing Services

Moss Point, Mississippi	13.5	16,000	Galvanizing Services

Richland, Mississippi	5.6	22,800	Galvanizing Services

Citronelle, Alabama	10.8	34,000	Galvanizing Services

Goodyear, Arizona	11.8	36,800	Galvanizing Services

Prairie Grove, Arkansas	11.5	34,000	Galvanizing Services

Belle Chasse, Louisiana	9.5	34,000	Galvanizing Services

Port Allen, Louisiana	22.2	48,700	Galvanizing Services

Fort Worth, Texas	—	(Leased) 15,300	Corporate Office

Item 3. Legal Proceedings

Environmental Proceedings

The Company is subject to various environmental protection reviews by state and federal government agencies. The ultimate liability, if any, which might result from such reviews or additional clean-up and remediation expenses cannot presently be determined; however, as a result of an internal analysis and prior clean-up efforts, management believes the results will not have a material impact on the Company and that the recorded reserves for estimated losses are adequate. The Company has reserved $505,000 and $561,000 as of February 29, 2004 and February 28, 2003, respectively, for estimated cost related to environmental compliance. In order to maintain permits to operate certain of the Company’s facilities, future capital expenditures for equipment may be required to meet new or existing environmental regulations.

Other Proceedings

The Company is involved from time to time in various suits and claims arising in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended February 29, 2004, to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The common stock, $1.00 par value, of Registrant (“Common Stock”) is traded on the New York Stock Exchange and its symbol is AZZ. The Company was listed on the New York Stock Exchange and started trading on March 20, 1997. Prior to that date, the Company’s stock traded on the NASDAQ National Market.

The following table sets forth the high and low sales prices of the Company’s Common Stock on the New York Stock Exchange on a quarterly basis for the Company’s two fiscal years ended February 29, 2004 and February 28, 2003. No dividends were declared during that period.

	Quarter Ended May 31,		Quarter Ended August 31,		Quarter Ended November 30,		Quarter Ended February 29,/28,
Per Share	2003	2002	2003	2002	2003	2002	2004	2003
High	$11.41	$20.20	$14.75	$18.55	$14.38	$13.45	$17.30	$12.78
Low	$8.30	$16.40	$10.81	$12.46	$10.45	$10.95	$12.17	$11.20
Dividends Declared	—	—	—	—	—	—	—	—

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

The approximate number of holders of record of common stock of Registrant at May 17, 2004 was 690.

Item 6. Selected Financial Data

	Fiscal Year
	2004	2003	2002(a)	2001	2000(c)
	(In thousands, except per share amounts)
Summary of operations:
Net sales	$136,201	$183,370	$152,917	$121,406	$92,544
Net income	$4,263	$8,615	7,804	8,172	6,593

Earnings per share:
Basic earnings per common share	$.80	$1.63	$1.53	$1.67	$1.39
Diluted earnings per common share	.79	1.63	1.50	1.63	1.38

Total assets	$120,026	$134,037	$147,044	$88,368	$84,804
Long-term debt	25,375	37,875	53,550	22,947	31,075
Total liabilities	50,729	70,628	92,293	44,988	51,783
Shareholders’ equity	69,298	63,409	54,751	43,380	33,021
Working capital	20,209	23,711	26,761	18,732	15,128

Cash provided by operating activities	$14,963	$22,927	$14,150	$12,372	$13,833
Capital expenditures	3,645	3,959	12,772	5,099	4,152
Depreciation & amortization	(b) 6,141	(b) 7,061	(b) 6,347	5,838	4,770
Cash dividend per common share	0	0.16		0	$.16

Weighted average shares outstanding	5,347	5,280	5,117	4,892	4,753

(a)	Includes the acquisitions of Central Electric Company and Carter & Crawley, Inc. on November 1, 2001.
(b)	Includes the amortization of debt issue costs of $410,000, $505,000 and $81,000 in fiscal 2004, 2003 and 2002, respectively.
(c)	Includes the acquisition of CGIT Westboro, Inc. and Westside Galvanizing Services, Inc. in September 1999 and February 2000, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition And Results of Operations

Overview

AZZ incorporated (the “Company”) operates two distinct segments, the Electrical and Industrial Products Segment and the Galvanizing Services Segment. The Electrical and Industrial Products Segment serves the power generation, transmission and distribution markets as well as the general industrial market. The Galvanizing Services Segment consists of eleven hot dip galvanizing facilities located throughout the South and Southwest United States that provides a value added galvanizing service to the steel fabrication industry.

For the fiscal year-ended February 29, 2004, the Company recorded revenues of $136.2 million compared to the prior year’s revenues of $183.4 million. Approximately 65% of the Company’s revenues were generated from the Electrical and Industrial Products Segment and approximately 35% were generated from the Galvanizing Services Segment. Net income for fiscal 2004 was $4.3 million compared to $8.6 million in the fiscal 2003. Net income as a percent of sales was 3.1% for fiscal 2004 as compared to 4.7% for fiscal 2003. The reduction in net income as a percentage of sales was primarily due to lower operating margins in the Electrical and Industrial Products Segment. The lower operating margins for this segment are a reflection of the markets in which we participate. These markets continue to be very competitive as a result of the capacity expansion that occurred during the strong power generation market and has produced more capacity than can be absorbed by the current market. Earnings per share decreased by 51.5% to $.79 per share for fiscal 2004 compared to $1.63 per share in fiscal 2003, on a diluted basis.

Results of Operations

Year ended February 29, 2004 (2004) compared with year ended February 28, 2003 (2003)

Revenues

The Company’s consolidated net revenues for fiscal 2004 decreased by $47.2 million or 26%, as compared to fiscal 2003.

The Electrical and Industrial Products Segment produces highly engineered specialty products supplied to the power generation, power transmission, power distribution markets and general industrial markets as well as lighting and tubular products to the industrial and petroleum markets. The segment recorded revenues for fiscal 2004 of $88.9 million, a decrease of 34% below the fiscal 2003 results of $134.9 million. The reduced revenues result primarily from lower demand from the domestic power generation market in fiscal 2004 as compared to fiscal 2003. This segment has worked through the backlog that was related to the domestic power generation projects. In addition to the lack of new domestic power generation projects, the low capital spending levels in the industrial market in fiscal 2004 had a negative impact on this segment’s revenues. The Federal Reserve Industrial Capacity Utilization report, while showing improvement in recent months, still remains below 80% utilization. Factory utilization was at 76.6% at February 29, 2004 an increase from the 75.7% posted at November 30, 2003. A return to utilization levels experienced between 1992 and 2000, which averaged 82.6%, would have a positive impact on many of this segment’s operations, which are dependant on the industrial market. The Company has continued to intensify its efforts to increase its presence in international markets and improve its position in industrial and utility markets through improvements in this segment’s distribution networks. In fiscal 2004, there were some encouraging results from the efforts in the international markets with the consummation of a co-branding and co-operative agreement with Jiangsu Changjiang Electric Group Co., Ltd. of China, and improved representation in the Middle East and Asia. These programs will better position the Company to take advantage of these markets, which are currently experiencing growth.

The Electrical and Industrial Products Segment ended fiscal 2004 with a backlog of $53.1 million, an increase of 8% as compared to fiscal 2003 backlog of $49.1 million. The segment recorded a book-to-ship ratio of 1.03 to 1 for fiscal 2004 as compared to .80 to 1 in the prior year. The backlog continues to be heavily weighted towards the distribution market. The backlog was aided by bookings for this segment’s high voltage bus duct product during the later part of fiscal 2004. Despite some modest improvements in our markets, as indicated by the book-to-ship ratio, they still remain extremely competitive and price sensitive as the capacity expansion that occurred during the strong power generation market has resulted in much more capacity than can be absorbed by the current market demand. Going into fiscal 2005, the Company’s major concern for the Electrical and Industrial Products Segment remains its ability to sustain the book-to-ship ratio equivalent to the one that was obtained in fiscal 2004.

The Company’s Galvanizing Services Segment, which is made up of eleven hot dip galvanizing facilities, generated revenues of $47.3 million, a 3% decrease from the prior year’s revenues of $48.5 million. The decline in revenue for fiscal 2004 was created by the increase in steel prices during the fourth quarter, which impacted many of our steel fabrication customers and delayed some scheduled projects. Due to this segment’s broad customer base, and multiple locations it was able to minimize the impact of the increased steel prices on its operations. As steel prices stabilize, revenues should return to levels experienced in fiscal 2003 and any improvements in the economy or the industrial market should provide additional opportunities for increased revenues.

Operating Income

The Company’s consolidated operating income (see note 12 to Note to Consolidated Financial Statements) decreased 37% to $15 million in fiscal 2004 as compared to $23.8 million in fiscal 2003. Consolidated operating margins as a percent of sales declined in fiscal 2004 to 11% as compared to fiscal 2003 operating margins of 13%. The decline in operating income and margins was the direct result of lower revenues, primarily in the Electrical and Industrial Segment and intense competition in both of the Company’s segments, which again resulted from difficult market conditions. The Company has sized its operations in both of its segments to reflect the extremely competitive conditions facing each of them and has continued to improve operating efficiencies which should result in improved financial performance. While significant progress has been made in this area, the Company continues to search out and seek additional improvements. During the fourth quarter of fiscal 2004, the Company began the implementation of a new ERP system, which is scheduled for completion by the end of fiscal 2005. Once the conversion is completed additional efficiencies should be recognized. The Electrical and Industrial Products Segment generated 42% of the operating income for fiscal 2004, while the Galvanizing Services Segment produced the remaining 58%.

Operating income for the Electrical and Industrial Products Segment declined $8.5 million or 57% for fiscal 2004, to $6.4 million as compared to $14.9 million for fiscal 2003. Operating margins for this segment declined to 7.2% for the current year as compared to 11% for fiscal 2003. The operating profits and margins were significantly impacted by a 34% reductions in revenues coupled with continued price competition within the markets in which these products are sold. While the Company continued to implement operational efficiencies and cost reductions it could not offset the dramatic reductions in revenues. The Company continues to align and consolidate resources to match current market conditions, while still maintaining its ability to capitalize on opportunities that arise as market conditions improve.

Operating income for the Galvanizing Service Segment declined $321,000 or 4% for fiscal 2004, to $8.6 million as compared to $9 million for the prior year. Operating margins were consistent at 18% for the compared periods of fiscal 2004 and 2003. The operating income decline is attributable to a slight reduction in revenues and increased cost for natural gas. This segment continues to benefit from the sizing of its operations to match market conditions. The recent metal commodity pricing including the cost of zinc is of concern. This increase may have an adverse impact on this segment’s operating results in Fiscal 2005. Difficult market conditions may inhibit the ability to fully recover through increased selling prices the anticipated increases in the cost of zinc. It is difficult to determine at this time what the overall customer reaction will be to our attempted recovery of the increased cost of zinc. This is a critical factor that impacts all participants in the hot dip galvanizing business.

General Corporate Expense

General corporate expenses were $5.9 million for fiscal 2004 and fiscal 2003. As a percent of sales, general corporate expenses were 4.3% for fiscal 2004 as compared to 3.2% in fiscal 2003. The percentage increase results from a 26% reduction in revenues for fiscal 2004. During fiscal 2004, other income was recorded in the amount of $298,000 for the gain on the sale of vacant land located at two of the Company’s facilities

Interest expense for fiscal 2004 was $2.4 million, a decrease of 39% as compared to $3.9 million in fiscal 2003. The decrease in interest expense resulted from significant reductions of outstanding debt and record low interest rates on our variable debt instruments. The Company ended fiscal 2004 with outstanding bank debt of $30.9 million, a decrease of 31% or $13.7 million as compared to the $44.6 million outstanding at the end of fiscal 2003. The Company’s long-term debt to equity ratio improved to .37 to 1 for fiscal 2004 as compared to .60 to 1 for fiscal 2003.

Provision For Income Taxes

The provision for income taxes reflects an effective tax rate of 38% for fiscal 2004 and 2003.

Year ended February 28, 2003 (2003) compared with year ended February 28, 2002 (2002)

Revenues

The Company’s consolidated net revenues for fiscal 2003 increased by $30.5 million or 20%, to $183.4 million, as compared to $152.9 million for fiscal 2002. Excluding the acquisitions made in the later part of fiscal 2002, revenues for fiscal 2003 declined 3% to $126.1 million, as compared to $130.5 million in fiscal 2002.

The Electrical and Industrial Products Segment recorded revenues for fiscal 2003 of $134.9 million, an increase of 31% over the fiscal 2002 results of $103.3 million. The full year of revenues received during fiscal 2003 from the Company’s fiscal 2002 acquisitions accounted for the increased revenues for this segment. Revenues from the acquisitions of Central Electric Company and Carter & Crawley, Inc. for the full year of operation in fiscal 2003 as compared to four months of operations in fiscal 2002 increased $34.8 million or 155%. Excluding the acquisitions, revenues for the Electrical and Industrial Products Segment decreased 4% to $77.6 million for fiscal 2003. The decline in revenue resulted from a weak industrial market for all of fiscal 2003 and a significant reduction in the fourth quarter in sales to the power generation market. The Company aggressively attempted to offset the downturn in the power generation market and weak industrial market with an increased presence in the international market place, an increased presence in the power distribution and transmission markets, as well as the industrial markets in general, but was hampered by the overall weak economic conditions and intense competition in all markets served.

The Electrical and Industrial Products Segment ended fiscal 2003 with a backlog of $49.1 million, a decrease of 43% from a backlog of $85.3 million at the end of fiscal 2002. The backlog excluding acquisitions decreased 60% to $18.6 million at the end of fiscal 2003. Activity levels for 2003 for the industry returned to levels prior to the dynamic expansion of the domestic power generation market as a result of deregulation.

The Company’s Galvanizing Services Segment generated revenues of $48.5 million, a 2% decrease from the prior year’s revenues of $49.6 million. The continuation of the weakness in the overall economic environment from fiscal 2002 prevented any internal growth in our Galvanizing Services Segment for fiscal 2003.

Operating Income

The Company’s consolidated operating income (see note 12 to Note to Consolidated Financial Statements) increased 10% to $23.8 million in fiscal 2003 as compared to $21.8 million in fiscal 2002. Improved operating income was the result of increased revenues from our Electrical and Industrial Products Segment and cost containments implemented across all of our operating segments. Consolidated operating margins as a percent of sales declined in fiscal 2003 to 13% from the previous years operating margins of 14.2%. The overall decrease in margins resulted from the softness and intense competition in the Electrical and Industrial Products Segment’s markets, as well as the closure of the Company’s Nashville facility. As a result of the changing market conditions, the Company implemented stringent cost controls, improved operating efficiencies, accelerated the assimilation of the prior year acquisitions, and aggressively pursued all market opportunities. With these actions, the Company has positioned itself to better manage operations under these market conditions, while maintaining it’s ability to capitalize on future improvements in the economy.

In the Electrical and Industrial Products Segment, operating income for fiscal 2003 increased to $14.9 million, an increase of 2% as compared to $14.6 million in fiscal 2002. These results were aided by the elimination in fiscal 2003 in accordance with SFAS No. 142 of goodwill amortization, which has been taken in the amount of $750,000 in fiscal 2002. Operating margins for this segment were 11% for fiscal 2003 as compared to 14.1% for fiscal 2002. Margins decreased for fiscal 2003 as compared to fiscal 2002 due to the softness in the markets served, the intense competition in our markets, and additional costs that were incurred with the closure of the Company’s facility located in Nashville, Tennessee and its consolidation with other Company operations.. The Company incurred $545,500 in cost associated with closing the Nashville facility. These cost consisted of a $280,000 write-off of the locations leasehold improvements, $207,500 lease termination costs, and $58,000 in severance cost paid. As of February 28, 2003, the operation was totally transferred to two of the Company’s other facilities.

In the Galvanizing Services Segment, operating income increased 25% to $9 million for fiscal 2003 as compared $7.2 million in fiscal 2002. Operating margins were 18% for fiscal 2003 as compared to 14% in fiscal 2002. These results were aided by the elimination in fiscal 2003 in accordance with SFAS No. 142 of goodwill amortization which has been taken in the amount of $490,000 for fiscal 2002. During fiscal 2003, the segment benefited from the stabilization of natural gas and reduced zinc costs. Costs containments implemented in fiscal 2002 and continued in fiscal 2003 contributed to the higher margins experienced.

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

The Company’s operating activities generated cash flows of approximately $15 million, $22.9 million, and $14.2 million during fiscal 2004, 2003, and 2002, respectively. Cash flow from operations in fiscal 2004 included net income in the amount of $4.3 million, depreciation and amortization of intangibles and debt issue costs in the amount of $6.1 million, and net changes in operating assets and liabilities and other increases in cash flows from operations of $4.6 million. Due to reduced business levels, primarily in our Electrical and Industrial Products Segment in fiscal 2004 as compared to fiscal 2003, the Company’s working capital requirements were reduced. By the continued efficient management of working capital, the Company was able to reduce accounts receivable, inventories, and revenues in excess of billings by $6.6 million, $900,000, and $2.2 million, respectively. Accounts receivable days outstanding for fiscal 2004 were 58 days as compared to 56 days in fiscal 2003 and inventory turns were 6.3 times for fiscal 2004 as compared to 6.4 times in fiscal 2003. The increase in cash flow from decreases in accounts receivable, inventories, and revenue in excess of billings was partially offset by decreases in accounts payable and accrued liabilities, and prepaid and other assets in the amount of $1.5 million, $4 million and $300,000, respectively. Increases in cash flows from changes in deferred tax liabilities, provision for bad debt, and other non-cash transactions accounted for the remaining $700,000 net change in operating assets and liabilities.

During fiscal 2004 cash flow from operations was used to make capital improvements of $3.6 million and to reduce debt by $13.7 million. The breakdown of capital spending by segment for fiscal 2004, 2003, and 2002 can be found in Note 12 of the Notes to Consolidated Financial Statements. In the fourth quarter of fiscal 2004, the Company began the implementation of a new ERP system, which is scheduled for completion in fiscal 2005. The capital expenditures in fiscal 2004 for the ERP system were $860,000 and it is estimated that additional capital outlay of approximately $2 million will be incurred in fiscal 2005 to complete the implementation. The Company received proceeds from the sale of property and equipment, consisting mainly of vacant land, in the amount of $725,000 and proceeds from the exercise of stock options in the amount of $1.1 million. There were no cash dividends declared or paid in fiscal 2004 and no resumption of a cash dividend is currently anticipated.

On November 1, 2001, the Company entered into a syndicated credit facility, which replaced the previous term notes and revolving line of credit. This agreement included a $40 million term facility and a $45 million revolving credit facility. The availability under the revolving credit facility is contingent on asset-based collateral of inventories and accounts receivables. The remaining balance outstanding on the term-loan is payable in quarterly installments of $1.375 million through November 2006, with any remaining balance, which will be approximately $8.25 million in absence of any prepayments due December 2006. At the end of fiscal 2004, the Company had $23.4 million outstanding under the term note and $7.5 outstanding on the revolving credit facility. The revolving credit facility expires on November 1, 2005. At February 29, 2004, the Company had approximately $10.3 million available under the revolving credit facility.

On March 7, 2003, the Company amended its credit facility to reduce the amortization on the term note to $5.5 million annually from $10 million annually, extend the maturity of the term note and revolving note by one year to November 2006 and November 2005, respectively, and revise the provisions of various financial covenants. On October 15, 2003, the Company amended its credit facility to reduce the number of banks participating in the facility from five banks to three banks, reduced the Company’s Revolving Credit Commitment from $45 million to $20 million, and revised the provisions of various financial covenants. The Company’s credit facility currently provides for various financial covenants. These financial covenants consist of 1) Minimum Consolidated Net Worth 2) Maximum Leverage Ratio and 3) Minimum Fixed Charge Coverage Ratio. The Company is in compliance with all of its bank covenants. With the reduction of the revolving Credit Commitment from $45 million to $20 million, the Company will save approximately $94,000 annually in unused line fees. The reduction in the Revolving Loan commitment created a $108,000 write-off of previously incurred loan origination fees associated with the revolving line of credit. A fee of $67,000 was paid for this amendment.

The Company utilizes interest rate swap agreements to protect against volatile interest rates and manage interest rate expense. At February 29, 2004, the Company had a $2.9 million interest rate swap agreement that was entered into in February 1999 at a fixed rate of 6.8%. On November 1, 2001, the Company entered into an interest rate swap agreement covering an additional $40 million of debt at a fixed rate of 5.68%. At February 29, 2004, the notional amount of this swap was $17.5 million. In conjunction with the Company’s new financing agreement the Company discontinued hedge accounting for the February 1999 interest rate swap effective November 1, 2001. At February 29, 2004, the fair value of this swap was a liability of $121,000. The fair value of the November 2001 interest rate swap, which was designated as a hedge of the Company’s variable rate interest payments, was a liability of $382,000 as of February 29, 2004. The accumulated balance in other comprehensive income is $325,000, net of tax of $199,000, as of February 29, 2004. This amount will be charged to interest expense over the respective terms of the two swaps.

The Company’s current ratio was 1.86 to 1 at the end of fiscal 2004, as compared to 1.76 to 1 at the end of fiscal 2003. Shareholder equity grew 9% during fiscal 2004 to $69.3 million or $12.96 per share. Long-term debt as a percent of shareholders equity was 37% at the end of fiscal 2004 as compared to 60% at the end of fiscal 2003. The decrease in long-term debt as a percent of shareholders equity at the end of fiscal 2004 was the result of a reduction in debt of $13.7 million. The funds used for debt repayment came from cash flows generated from operations.

Inflation has not had a significant impact on the Company’s operations in recent years; however, the Company attempts to recover any cost increases through improvements to its manufacturing process and through increases in price where competitively feasible.

Off Balance Sheet Transactions and Related Matters

There are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships of the Company with unconsolidated entities or other persons that have, or may have, a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

Contractual Commitments

Leases

The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. As of February 29, 2004, the future minimum payments required under these operating leases are summarized as follows:

Operating Leases
(In thousands)
2005	$1,199
2006	976
2007	842
2008	306
2009	282
Thereafter	752

Total	$4,357

Long-term debt and letters of credit

As if February 29, 2004 the Company had outstanding debt in the amount of $30.9 million, which consisted of a $23.4 million term note and $7.5 million outstanding under the revolving credit facility. Projected interest payments based on current interest rates equate to $1.8 million for 2005, $1.5 million for 2006, and $1.3 million for 2007. Maturities of long-term debt are as follows (In thousands):

2005	$5,500
2006	13,000
2007	12,375

$30,875

At February 29, 2004, the Company had outstanding letters of credit in the amount of $2.2 million. These letters of credit are issued to a portion of the Company’s customers to cover any potential warranty costs that the customer might incur. In addition, a warranty reserve in the amount of $879,000 million has been established to offset any future warranty claims.

Purchase Commitments

The Company’s capital budget for Fiscal 2005 is approximately $6 million. Approximately $3 million will be spent in the Company’s Galvanizing Services Segment for routine capital improvements to maintain, upgrade and enhance the operational efficiencies of this Segment’s facilities and approximately $2 million will be spent on the installation of a new enterprise resource planning system.

Commodity pricing

The Company manages its exposure to commodity prices, primarily zinc used in its Galvanizing Services Segment, by utilizing contracts with its zinc suppliers that include protective caps that reduce the Company’s exposure to rising commodity prices. The Company utilizes these contracts for approximately 90% of its zinc requirements. The contracts are normally negotiated in December of each year and normally are for a twelve-month period of time. Management believes these contractual agreements ensure adequate supplies and partially offset exposure to commodity price swings. In the Electrical and Industrial Segment, the Company has exposure to commodity pricing for copper, aluminum, and steel. Increases in price for these items are normally managed through escalation clauses to the customer’s contracts, although during difficult market conditions these escalation clauses may be difficult to obtain.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires the Company to make estimates that affect the reported value of assets, liabilities, revenues and expenses. The Company’s estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, and form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition and impairment of long-lived assets, identifiable intangible assets and goodwill. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements

Allowance for Doubtful Accounts- The carrying value of the accounts receivables is continually evaluated based on the likelihood of collection. An allowance is maintained for estimated losses resulting from our customer’s inability to make required payments. The allowance is determined by historical experience of uncollected accounts, the level of past due accounts, overall level of outstanding accounts receivables, information about specific customers with respect of their inability to make payments and future expectations of conditions that might impact the collectibility of accounts receivables. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Impairment of long-lived assets, identifiable intangible assets and goodwill – The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset’s fair value, generally determined based upon discounted estimates of future cash flows. A significant change in events, circumstances or projected cash flows could result in an impairment of long-lived assets, including identifiable intangible assets.

An annual impairment test of goodwill will be performed in December of each future year. The test is calculated using the anticipated future cash flows from the Company’s operating segments. Based on the present value of the future cash flow, the Company will determine whether impairment will be recorded. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years.

On March 1, 2002, the Company adopted SFAS No. 142. (See Recent Accounting Pronouncements below.) The Company completed its annual impairment analysis for its two operating segments and determined that there was no impairment of goodwill as of December 31, 2003. An annual impairment test will be performed in December of each year. The test is calculated using the anticipated future cash flows from the Company’s operating segments. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years.

Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives. Application of the non-amortization provisions of the Statement increased the Company’s income before income taxes by approximately $1.2 million in 2004 and 2003. For more information on the adoption of SFAS No. 142, see Note 7 of the Notes to the Consolidated Financial Statements

In January 2003, the Financial Accounting Standards Board issued FIN No. 46 (FIN 46), Consolidation of Variable Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB revised FIN 46 through the release of FIN 46R, which clarifies certain aspects of FIN 46 and contains certain provisions that defer the effective date of FIN 46 to periods ending after March 15, 2004. The Company does not expect FIN 46 to have a material effect on the Company’s financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s results of operations, financial position or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk relating to the Company’s operations results primarily from changes in interest rates and commodity prices. The Company has only limited involvement with derivative financial instruments and is not a party to any leveraged derivatives.

The Company manages its exposures to changes in interest rates by optimizing the use of variable and fixed rate debt. The Company had approximately $13.4 million of variable rate borrowings at February 29, 2004 after its hedges. On the Company’s variable interest rate borrowings, a one percent upward or downward change in interest rates would equate to an approximate $134,000 increase or decrease to interest expense. In November 2001, the Company entered into an interest rate protection agreement with its lender to modify the interest characteristics of $40 million of debt from variable rate to a fixed rate. In conjunction with the Company’s financing agreement the Company discontinued hedge accounting for the February 1999 interest rate swap effective November 1, 2001. Due to the discontinuance of hedge accounting on this swap, the Company recorded $56,000 to interest income during fiscal 2004. At February 29, 2004 the fair value of the February 1999 swap was a liability of $121,000. The November 2001 interest rate swap, which was designated as a hedge of the Company’s variable rate interest, has an unrealized loss of $382,000 as of February 29, 2004. The accumulated balance in other comprehensive income is $325,000, net of tax of $199,000, as of February 29, 2004. This amount will be charged to interest expense over the respective terms of the two swaps. The Company believes it has adequately protected itself from increased interest cost under these financial arrangements.

The Company manages its exposures to commodity prices, primarily zinc used in its Galvanizing Services Segment, by utilizing contracts with its zinc suppliers that include protective caps to guard against rising commodity prices. Management believes these contractual agreements ensure adequate supplies and partial offset against exposure to commodity price swings. In the Electrical and Industrial Segment, the Company has exposure to commodity pricing for copper, aluminum, and steel. Increases in price for these items are normally managed through escalation clauses to the customer’s contracts, although during difficult market conditions these escalation clauses may be difficult to obtain.

The Company does not believe that a hypothetical change of 10% of the interest rate currently in effect or a change of 10% of commodity prices would have a significantly adverse effect on the Company’s results of operations, financial position, or cash flows. However, there can be no assurance that either interest rates or commodity prices will not change in excess of that hypothetical amount.

Item 8. Financial Statements and Supplementary Data

The index to the Company’s Consolidated Financial Statements is found on page 20. The Company’s Financial Statements and Notes to these Consolidated Financial Statements follow the index.

Item 9. Disagreements on Accounting and Financial Disclosure

No changes in accountants or disagreements with accountants on accounting and/or financial disclosure have arisen.

Item 9a. Controls and Procedures

As of the last day of the period covered by this report, an evaluation was performed by management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief

Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures. Management necessarily applied its judgement in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosures controls and procedures were effective in timely alerting them to material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in assuring the Company that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. There were no material changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosures controls and procedures and to monitor ongoing developments in this area.

PART III

Item 10. Directors and Executive Officers

The information required by this item with regard to executive officers is included in Part I, Item 1 of this report under the heading “Executive Officers of the Registrant.”

The other information required by this item is incorporated herein by reference to the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Equity Compensation Plans

The following table provides a summary of information as of February 29, 2004, relating to our equity compensation plans in which the Company’s common stock is authorized for issuance.

Equity Compensation Plan Information

	(a) Number of shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity compensation plans approved by shareholders (1)	735,496	$15.12	65,266	(3)
Equity compensation plans not approved by shareholders (2)	50,750	$17.80	0

Total	786,246	$15.29	65,266

(1)	Consists of the 2001 Long-Term Incentive Plan, the 1998 Incentive Stock Option Plan, the 1997 Non-Statutory Stock Option Grants, and the 1991 Non Statutory Stock Option Plan. See Note 9, “Stock Options and Other Shareholder Matters” to our “Notes to Consolidated Financial Statements” for further information.
(2)	Consists of stock option grants to the Company’s financial public relations firm (the “Grant to Consultant”).
(3)	Consists of shares remaining available for future issuance under the 2001 Long-Term Incentive Plan of 29,766 shares and the 1997 Non Statutory Stock Option Grants of 35,500 shares.

Description of Plan Not Approved by the Shareholders

Grant to Consultant

The Grant to Consultant was approved by the Board of Directors on February 22, 2000. These 70,000 options, granted to the Company’s financial public relations firm, were to vest contingent upon the achievement of certain performance measures. Subsequently the grant was amended to allow additional time, which has now expired, for the firm to meet revised measures. As of February 29, 2004, 57,750 options had vested, of which 7,000 have been exercised. The remaining 12,250 terminated without vesting.

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

1999 Independent Director Share Ownership Plan

On January 19, 1999, the Board of Directors established the 1999 Independent Director Share Ownership Plan (as amended, the “Independent Director Plan”). Each independent member of the Board of Directors is granted 500 shares of Common Stock after each annual meeting of the shareholders after which he continues to serve as Director. Also, under the Plan, each newly elected independent Director who has not previously served on the Board is granted such number of shares as the Board of Directors may deem appropriate, but not less than 1,000 shares of Common Stock or, if less, Common Stock having a value of $15,000. Grants under the Independent Director Plan terminate as to each Independent Director when a total of 5,000 shares have been granted to him or her. During their tenure on the Board of Directors, each Director is to retain a number of shares equal to at least one-half the number of shares granted pursuant to the Independent Director Plan. A total of 50,000 shares were covered by the Plan, of which 29,000 shares remain available under the Plan at February 29, 2004.

2000 Advisory Director Share Ownership Plan

On March 28, 2000, the Board of Directors established the 2000 Advisory Director Share Ownership Plan (the “Advisory Director Plan”). Under that Plan, Advisory Directors receive a grant of 500 shares of Common Stock of the Company after each annual shareholders meeting after which they continue to serve as an Advisory Director until they receive a total of 5,000 shares, including shares received while serving as an active member of the Board of Directors. A total of 10,000 shares were covered by the Plan, of which, 6,500 shares remain available under the Plan at February 29, 2004. The Board has no Advisory Directors at the present time and has no plans to add Advisory Directors in the future.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Registrants Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A. Financial Statements

1. The financial statements filed as a part of this report are listed in the “Index to Consolidated Financial Statements” on page 20.

2. Financial Statements Schedules

Schedule II – Valuation and Qualifying Accounts and Reserves filed as a part of this report is listed in the “Index to Consolidated Financial Statements” on page 20.

Schedules and compliance information other than those referred to above have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

B. Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended February 29, 2004.

C. Exhibits Required by Item 601 of Regulation S-K

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits beginning on page 43, which immediately precedes such exhibits.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated (Registrant)

Date: 5/23/2004	By:	/s/ DAVID H. DINGUS
David H. Dingus, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

/s/ DAVID H. DINGUS David H. Dingus, Principal Executive Officer and Director	/s/ DANA L. PERRY Dana L. Perry, Principal Accounting Officer, Principal Financial Officer, and Director

DANIEL R. FEEHAN* Daniel R. Feehan, Director	/s/ SAM ROSEN Sam Rosen, Director

MARTIN C. BOWEN* Martin C. Bowen, Director	R. J. SCHUMACHER* R. J. Schumacher, Director

DANIEL E. BERCE* Daniel E. Berce, Director	DR. H. KIRK DOWNEY* Dr. H. Kirk Downey, Chairman of the Board and Director

W.C. WALKER* W.C. Walker, Director	KEVERN R. JOYCE* Kevern R. Joyce, Director

/S/ DANA L. PERRY *Dana L. Perry, Attorney-in-Fact	ROBERT H. JOHNSON* Robert H. Johnson, Director

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Board of Directors and Shareholders

AZZ incorporated

We have audited the accompanying consolidated balance sheets of AZZ incorporated as of February 29, 2004 and February 28, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 29, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AZZ incorporated at February 29, 2004 and February 28, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 29, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, effective March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Ernst & Young LLP
Fort Worth, Texas
March 31, 2004

AZZ incorporated

CONSOLIDATED STATEMENTS OF INCOME

Years ended February 29, 2004, February 28, 2003 and 2002

	2004	2003	2002
Net sales	$136,200,541	$183,369,858	$152,917,307
Costs and expenses:
Cost of sales	110,213,626	145,050,994	119,001,867
Selling, general, and administrative	17,138,095	20,553,397	18,700,183
Net (gain) loss on sale of property, plant and equipment	(275,421)	10,412	(37,631)
Interest expense	2,407,157	3,944,795	2,409,871
Other (income) expense, net	(160,511)	(85,139)	245,850

	129,322,946	169,474,459	140,320,140

Income before income taxes	6,877,595	13,895,399	12,597,167

Income tax expense	2,614,405	5,280,252	4,793,053

Net income	$4,263,190	$8,615,147	$7,804,114

Earnings per common share:
Basic	$.80	$1.63	$1.53

Diluted	$.79	$1.63	$1.50

See accompanying notes.

AZZ incorporated

CONSOLIDATED BALANCE SHEETS

February 29, 2004 and February 28, 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,444,982	$1,983,829
Accounts receivable, net of allowance for doubtful accounts of $1,005,000 in 2004 and $767,000 in 2003	21,897,263	28,885,688
Income tax receivable	—	401,834
Inventories	17,678,916	18,596,158
Costs and estimated earnings in excess of billings on uncompleted contracts	236,368	2,469,137
Deferred income taxes	1,606,388	1,914,342
Prepaid expenses and other	848,961	805,049

Total current assets	43,712,878	55,056,037

Property, plant, and equipment, at cost:
Land	1,724,714	2,078,693
Buildings and structures	27,804,858	27,147,181
Machinery and equipment	33,049,076	32,510,608
Furniture and fixtures	3,752,555	3,633,813
Automotive equipment	1,795,497	1,995,851
Construction in progress	1,793,097	76,498

	69,919,797	67,442,644
Less accumulated depreciation	(35,718,525)	(30,830,863)

Net property, plant, and equipment	34,201,272	36,611,781

Goodwill, less accumulated amortization of $5,378,000 in 2004 and 2003, respectively	40,962,104	40,962,104
Other assets	1,150,241	1,406,592

	$120,026,495	$134,036,514

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,985,612	$11,507,734
Income tax payable	129,925	—
Accrued salaries and wages	2,041,573	2,537,813
Other accrued liabilities	4,629,355	5,795,732
Deferred revenue	1,184,943	4,775,452
Billings in excess of costs and estimated earnings on uncompleted contracts	32,395	53,794
Long-term debt due within one year	5,500,000	6,675,000

Total current liabilities	23,503,803	31,345,525

Long-term debt due after one year	25,375,000	37,875,000

Deferred income taxes	1,850,133	1,407,269

Commitments and Contingencies

Shareholders’ equity:
Common stock, $1 par value; 25,000,000 shares authorized; 6,304,580 shares issued at February 29, 2004 and February 28, 2003	6,304,580	6,304,580
Capital in excess of par value	13,956,016	13,840,339
Retained earnings	57,618,403	53,355,213
Cumulative other comprehensive income (loss)	(324,306)	(625,394)
Less common stock held in treasury, at cost (887,744 shares in 2004 and 1,017,592 shares in 2003)	(8,257,134)	(9,466,018)

Total shareholders’ equity	69,297,559	63,408,720

	$120,026,495	$134,036,514

See accompanying notes.

AZZ incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended February 29, 2004, February 28, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$4,263,190	$8,615,147	$7,804,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,605,611	6,128,545	5,012,977
Amortization	125,439	427,438	1,253,307
Non-cash compensation expense	38,400	84,700	226,947
Non-cash interest expense	410,006	505,126	80,503
Provision for doubtful accounts	378,709	408,885	253,971
Deferred income tax expense (benefit)	566,281	763,855	(265,807)
Net (gain) loss on sale of property, plant and equipment	(275,421)	10,412	(37,631)
Effects of changes in operating assets and liabilities, net of acquisition of subsidiaries:
Accounts receivable	6,609,717	3,633,152	1,774,030
Inventories	917,242	4,740,070	(477,986)
Prepaid expenses and other assets	(323,006)	(11,152)	(831,501)
Net change in billings related to costs and estimated earnings on uncompleted contracts	2,211,370	1,697,507	(1,276,369)
Accounts payable	(1,522,122)	(5,642,829)	2,478,535
Other accrued liabilities and income taxes	(4,042,823)	1,566,335	(1,845,074)

Net cash provided by operating activities	14,962,593	22,927,191	14,150,016

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	724,987	17,481	72,995
Purchases of property, plant and equipment	(3,644,668)	(3,958,611)	(12,772,087)
Acquisition of subsidiaries, net of cash acquired	—	—	(38,765,992)

Net cash used in investing activities	(2,919,681)	(3,941,130)	(51,465,084)

Cash flows from financing activities:
Proceeds from revolving loan	4,000,000	8,500,000	$28,000,000
Proceeds from long-term debt	—	—	40,000,000
Payments on revolving loan	(11,000,000)	(17,500,000)	(10,250,000)
Payments on long-term debt	(6,675,000)	(10,045,000)	(21,447,371)
Cash dividends paid	—	—	(795,763)
Proceeds from exercise of stock options	1,093,241	304,892	2,099,576

Net cash provided by (used in) financing activities	(12,581,759)	(18,740,108)	37,606,442

Net increase (decrease) in cash and cash equivalents	(538,847)	245,953	291,374

Cash and cash equivalents at beginning of year	1,983,829	1,737,876	1,446,502

Cash and cash equivalents at end of year	$1,444,982	$1,983,829	$1,737,876

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,087,567	$3,535,073	$1,998,462
Income taxes	$1,323,446	$4,680,157	$4,697,928

See accompanying notes.

AZZ incorporated

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended February 29, 2004, February 28, 2003 and 2002

	Common Stock		Capital in excess of par value	Retained earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balance at February 28, 2001	6,304,580	6,304,580	11,777,305	37,731,715	—	(12,433,591)	43,380,009
Exercise of stock options	—	—	364,685	—	—	1,734,891	2,099,576
Stock issued for acquisition	—	—	894,165	—	—	905,835	1,800,000
Cash dividend declared	—	—	—	(795,763)	—	—	(795,763)
Stock compensation	—	—	175,742	—	—	51,205	226,947
Federal income tax deducted on stock options	—	—	477,495	—	—	—	477,495
Comprehensive income:
Net income	—	—	—	7,804,114	—	—	7,804,114
Other comprehensive income, net of tax:
Cumulative effect of SFAS No. 133	—	—	—	—	(185,000)	—	(185,000)
Unrealized loss on market value of interest rate swaps	—	—	—	—	(56,123)	—	(56,123)

Comprehensive income							7,562,991

Balance at February 28, 2002	6,304,580	6,304,580	13,689,392	44,740,066	(241,123)	(9,741,660)	54,751,255
Exercise of stock options	—	—	80,455	—	—	224,437	304,892
Stock compensation	—	—	33,495	—	—	51,205	84,700
Federal income tax deducted on stock options	—	—	36,997	—	—	—	36,997
Comprehensive income:
Net income	—	—	—	8,615,147	—	—	8,615,147
Other comprehensive income, net of tax:
Unrealized loss on market value of interest rate swaps	—	—	—	—	(384,271)	—	(384,271)

Comprehensive income							8,230,876

Balance at February 28, 2003	6,304,580	$6,304,580	$13,840,339	$53,355,213	$(625,394)	$(9,466,018)	$63,408,720
Exercise of stock options	—	—	(83,058)	—	—	1,176,299	1,093,241
Stock compensation	—	—	5,815	—	—	32,585	38,400
Federal income tax deducted on stock options	—	—	192,920	—	—	—	192,920
Comprehensive income:
Net income	—	—	—	4,263,190	—	—	4,263,190
Other comprehensive income, net of tax:
Unrealized gain on market value of interest rate swaps	—	—	—	—	301,088	—	301,088

Comprehensive income							4,564,278

Balance at February 29, 2004	6,304,580	$6,304,580	$13,956,016	$57,618,403	$(324,306)	$(8,257,134)	$69,297,559

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

Concentrations of credit risk—Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and interest rate swaps. See further discussion on the credit risk associated with the interest rate swaps under the caption “Derivative financial instruments” in Note 10 to the consolidated financial statements.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s diversity by virtue of two operating segments, the number of customers, and the absence of a concentration of trade accounts receivable in a small number of customers. The Company performs continual evaluations of the collectibility of trade accounts receivable and reserve for doubtful accounts based upon historical losses, economic conditions and customer specific events. After all collection efforts are exhausted and the account is deemed uncollectable, it is written off against the allowance for doubtful accounts. The Company’s net credit losses in 2004, 2003 and 2002 were approximately $141,000, $400,000 and $204,000, respectively. Collateral is usually not required from customers as a condition of sale.

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

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories—Inventories are stated at the lower of cost or market. Cost is determined principally using a weighted-average method for the Electrical and Industrial Products Segment and the first-in-first-out (FIFO) method for the Galvanizing Services Segment.

Property, plant and equipment — For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and structures	10-25 years
Machinery and equipment	3-15 years
Furniture and fixtures	3-15 years
Automotive equipment	3 years

Maintenance and repairs are charged to expense as incurred; renewals and betterments that significantly extend the useful life of the asset are capitalized.

Intangible assets and goodwill—Purchased intangible assets included on the balance sheet as other assets are comprised of customer lists, backlogs and non-compete agreements. Such intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from two to fifteen years. Goodwill, effective March 1, 2002, is no longer being amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 (see Note 7 to the consolidated financial statements).

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

Debt issue costs—Debt issue costs are amortized using the effective interest rate method over the term of the debt. Debt origination costs, net of accumulated amortization, were $479,000 and $601,000 for 2004 and 2003, respectively.

Income taxes—Income tax expense is based on the liability method. Under this method of accounting, deferred tax assets and liabilities are recognized based on differences between financial accounting and income tax basis of assets and liabilities using presently enacted tax rates and laws.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation—The Company has granted stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The following schedule reflects the impact on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation for 2004, 2003 and 2002:

	2004	2003	2002
	(In thousands except per share amounts)
Reported net income	$4,263	$8,615	$7,804
Stock based compensation	38	85	227

	$4,301	$8,700	$8,031

Compensation expense per SFAS No. 123	(748)	(1,056)	(977)

Pro forma net income for SFAS No. 123	$3,553	$7,644	$7,054

Pro forma earnings per common share:
Basic	$.66	$1.45	$1.38
Diluted	$.65	$1.44	$1.36

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those described above, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable measure of fair value for the Company’s stock options and the effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as options vest over several years and additional option grants are available.

Financial instruments—The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, long-term debt and interest rate swaps. The fair value of financial instruments, other than the interest rate swaps, approximate their carrying value. The Company utilizes interest rate swaps to manage variable interest rate risk associated with portions of its long-term debt. The fair value of interest rate swap agreements is based on quotes obtained financial institutions. Information about the Company’s swap agreements is included in Note 10 to the consolidated financial statements.

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

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty reserves—Within other accrued liabilities, a reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products. Management periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products made is made on the basis of the Company’s historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following is a roll-forward of amounts accrued for warranty reserves:

Warranty Reserve
(in thousands)
Balance at February 28, 2002	$1,453
Warranty costs incurred	(1,041)
Reduction charged to goodwill	(300)
Additions charged to income	1,099

Balance at February 28, 2003	1,211
Warranty costs incurred	(1,020)
Additions charged to income	688

Balance at February 28, 2004	$879

Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives. Application of the non-amortization provisions of the Statement increased the Company’s income before income taxes by approximately $1.2 million in 2004 and 2003. For more information on the adoption of SFAS No. 142, see Note 7 of the Notes to the Consolidated Financial Statements.

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

The Company accounted for the adoption of Statement 133 as a cumulative effect of a change in accounting principle. The adoption of Statement 133 resulted in a cumulative effect adjustment net of tax of $185,000, which was recognized as a charge to cumulative other comprehensive income (equity). The offsetting fair value of the interest rate swaps was recognized in accrued liabilities. Information about the Company’s fiscal 2004 swap agreements is included in Note 10 to the consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FIN No. 46 (FIN 46), Consolidation of Variable Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB revised FIN 46 through the release of FIN 46R, which clarifies certain aspects of FIN 46 and contains certain provisions that defer the effective date of FIN 46 to periods ending after March 15, 2004. The Company does not expect FIN 46 to have a material effect on the Company’s financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under Statement 133. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s results of operations, financial position or cash flows.

2. Inventories

Inventories consist of the following:

	2004	2003
	(In thousands)
Raw materials	$7,855	$8,021
Work-in-process	8,578	7,527
Finished goods	1,246	3,048

	$17,679	$18,596

3. Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	2004	2003
	(In thousands)
Costs incurred on uncompleted contracts	$15,595	$15,010
Estimated earnings	4,734	4,877

	20,329	19,887
Less billings to date	20,125	17,472

	$204	$2,415

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts noted above are included in the accompanying consolidated balance sheet under the following captions:

	2004	2003
	(In thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$236	$2,469
Billings in excess of costs and estimated earnings on uncompleted contracts	(32)	(54)

	$204	$2,415

4. Other accrued liabilities

Other accrued liabilities consist of the following:

	2004	2003
	(In thousands)
Accrued warranty	$879	$1,211
Group medical insurance	940	1,071
Interest rate swaps	504	1,046
Other	2,307	2,468

	$4,629	$5,796

5. Employee benefit plans

The Company has a trusteed profit sharing plan and 401(k) covering substantially all of its employees. Under the provisions of the plan, the Company contributes amounts as authorized by the Board of Directors. Total contributions to the profit sharing plan which included the Company’s 401(k) matching feature listed below were $534,000 for 2004, $678,000 for 2003 and $1,263,000 for 2002. During fiscal 2001, a 401(k) provision was added to the profit sharing plan with a company-matching feature. Amounts related to the Company’s matching feature for the 401(k) provision were $534,000 in 2004, $642,000 in 2003 and $438,000 in 2002.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income taxes

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset are as follows:

	2004	2003
	(In thousands)
Deferred income tax liabilities:
Depreciation methods and property basis differences	$(989)	$(992)
Other assets	(1,240)	(732)

Total deferred income tax liabilities	(2,229)	(1,724)

Deferred income tax assets:
Employee related items	380	418
Inventories	274	342
Accrued warranty	195	292
Accounts receivable	377	287
Interest rate swaps	199	383
Other	560	509

Total deferred income tax assets	1,985	2,231

Net deferred income tax asset	$(244)	$507

The provision for income taxes consists of:

	2004	2003	2002
	(In thousands)
Federal:
Current	$1,972	$3,882	$4,497
Deferred	495	656	(237)
State:
Current	75	635	562
Deferred	72	107	(29)

	$2,614	$5,280	$4,793

A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows:

	2004	2003	2002
Statutory federal income tax rate	34.0%	34.0%	34.0%
Expenses not deductible for tax purposes	.7	.1	1.8
State income taxes, net of federal income tax benefit	1.8	3.0	2.9
Other	1.5	.9	(0.7)

Effective income tax rate	38.0%	38.0%	38.0%

7. Intangible assets and goodwill

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company completed its annual impairment analysis of goodwill as required by SFAS No. 142 and determined that there was no impairment of goodwill as of December 31, 2003.

The following table presents the effect on net income, as reported, of the non-amortization provisions of SFAS No. 142 had such provisions been in effect as of the beginning of each year presented. The amortization expense and adjusted net income for the years ended February 29, 2004, February 28, 2003 and February 28, 2002 are as follows:

	2004	2003	2002
	(In thousands except per share data)
Reported net income	$4,263	$8,615	$7,804
Add back: Goodwill amortization net of income tax	—	—	973

Adjusted net income	$4,263	$8,615	$8,777

Other
Basic earnings per share as reported	$.80	$1.63	$1.50
Add back: Goodwill amortization net of income tax	—	—	.19
Adjusted basic earnings per share	$.80	$1.63	$1.69

Diluted earnings per share as reported	$.79	$1.63	$1.50
Add back: Goodwill amortization net of income tax	—	—	.19

Adjusted diluted earnings per share	$.79	$1.63	$1.69

In addition to other miscellaneous assets, the Company classifies its intangible assets other than goodwill in other assets on the consolidated balance sheet.

Intangible assets consisted of the following:

	2004	2003
	(In thousands)
Debt issue costs	$1,475	$1,187
Non-compete agreements	883	883
Acquired backlog	302	302
Other	204	204

	2,864	2,576
Less accumulated amortization	1,737	1,201

	$1,127	$1,375

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated amortization related to debt issue costs, non-compete agreements, acquired backlog and other were $996,000, $261,000, $302,000 and $178,000, respectively, at February 29, 2004 and $586,000, $149,000, $302,000 and $164,000, respectively, at February 28, 2003.

The Company recorded amortization expenses for Fiscal 2004 in the amount of $536,000. The following table projects the estimated amortization expense for the five succeeding fiscal years and thereafter.

(In thousands)
2005	$358
2006	299
2007	164
2008	52
2009	52
Thereafter	202

Total	$1,127

8. Earnings per share

Basic earnings per share is based on the weighted average number of shares outstanding during each year. Diluted earnings per share were similarly computed but have been adjusted for the dilutive effect of the weighted average number of stock options outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	2004	2003	2002
	(In thousands, except share and per share amounts)
Numerator:
Net income for basic and diluted earnings per common share	$4,263	$8,615	$7,804

Denominator:
Denominator for basic earnings per common share - weighted-average shares	5,347,150	5,279,514	5,116,586

Effect of dilutive securities:
Stock options	50,048	20,529	70,114

Denominator for diluted earnings per common share - adjusted weighted- average shares	5,397,198	5,300,043	5,186,700

Basic earnings per common share	$.80	$1.63	$1.53

Diluted earnings per common share	$.79	$1.63	$1.50

Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. At the end of fiscal years 2004, 2003 and 2002, there were 443,160, 493,084, and 129,514 stock options, respectively, outstanding with exercise prices greater than the average market price of common shares.

Cash dividends paid per share were $0.00, $0.00, and $0.16 in 2004, 2003 and 2002, respectively.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Stock options and other shareholder matters

During fiscal 2002, the Company adopted the AZZ incorporated 2001 Long-Term Incentive Plan (“2001 Plan”). The purpose of the 2001 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors restricted stock and options to purchase common stock of the Company. The maximum number of shares that may be issued under the 2001 Plan is 750,000 shares. In conjunction with the adoption of the 2001 Plan, all options still available for issuance under pre-existing option plans were terminated. At February 29, 2004, 605,968 options were outstanding under the 2001 Plan of which 372,771 were vested and exercisable at prices ranging from $8.43 to $24.25 per share. Options under the 2001 Plan vest from immediately upon issuance to ratably over a period of three to five years and expire at various dates through March 2013.

In addition to the 2001 Plan, the Company has options that were issued but not exercised under the 1991 Incentive Stock Option Plan (the “1991 ISO Plan) and the 1998 Incentive Stock Option Plan, (the “1998 ISO Plan”). Due to the adoption of the 2001 Plan, there are no remaining shares available for issuance under the 1991 ISO Plan or the 1998 ISO Plan. The period during which options could be issued for the 1991 ISO Plan expired prior to the adoption of the 2001 Plan but some options previously granted under the 1991 ISO Plan remain exercisable. At February 29, 2004, there were 86,028 options outstanding under these plans of which 86,028 options were vested and exercisable at prices ranging from $10.25 to $17.84 per share. Options under this plan vest from immediately upon issuance to ratably over a period of five years and expire at various dates through March 2006.

In addition to the 2001 Plan, the Company has options that were issued but not exercised under the 1991 Non-Statutory Stock Option Plan, (the “1991 NSO Plan”) and the 1997 Non-Statutory Stock Option Grants, (the “1997 Grants”). The maximum number of shares that may be issued under these plans were 157,500 shares for the 1991 NSO Plan and 70,000 shares for the 1997 Grants, prior to the adoption of the 2001 Plan. The period during which options could be issued under the 1991 NSO Plan expired prior to the adoption of the 2001 Plan but some options previously granted under the 1991 NSO Plan remain exercisable. At February 29, 2004, 43,500 options were outstanding under these plans and grants all of which were vested and exercisable at prices ranging from $11.125 to $16.88 per share. Options under these plans and grants expire at various dates through November 2007.

In February 2000, the Company entered into an agreement with its financial public relations firm to issue 70,000 stock options in exchange for services received and to be received. These options vested over a period of eighteen months contingent upon the achievement of certain performance measures. As of February 28, 2001, 38,500 options had vested under this plan and the remaining 31,500 unvested options were to vest in three separate groups over six months following February 28, 2001 contingent upon the Company meeting certain performance goals. During fiscal 2002 an additional 19,250 shares vested under this plan with 7,000 of the vested shares being exercised in fiscal 2002. In August 2001, the Company amended the February 2000 plan to allow for the remaining 12,250 unvested options to vest over an additional eighteen-month period contingent upon the achievement of certain performance measures. As of February 28, 2003, the 12,250 unvested options expired unvested. During fiscal 2004, 2003 and 2002, the Company recorded expense of $0, $0 and $94,000, respectively, related to vested options under this grant. These options expire in February 2005.

During fiscal 2004, 2003 and 2002, the Company granted its directors and advisory directors 3,500, 5,500, and 5,500 shares of the Company’s common stock, respectively, for each of the years. Stock compensation expense was recognized with regard to these grants in the amount of $38,000 for fiscal 2004, $85,000 for fiscal 2003, and $133,000 for fiscal 2002.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity and related information is as follows:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	595,069	$17.71	348,200	$17.67	324,161	$10.49
Granted	354,251	9.02	301,927	17.32	212,558	20.65
Exercised	(126,348)	8.65	(24,107)	12.65	(186,347)	11.27
Forfeited	(36,726)	16.75	(30,951)	17.40	(2,172)	10.65

Outstanding at end of year	786,246	$15.29	595,069	$17.71	348,200	$17.67

Exercisable at end of year	553,049	$15.97	450,110	$17.04	244,339	$15.77

Weighted average fair value for the fiscal year ended for the years indicated of options granted during such year indicated		$3.51		$6.37		$7.19

The following table summarizes additional information about stock options outstanding at February 29, 2004.

Range of Exercise Prices	Total Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Currently Exercisable	Weighted Average Exercise Price
$8.43-$13.10	293,586	7.1	$9.53	154,030	$9.55
$15.40-$19.80	403,896	4.1	$17.51	345,757	$17.55
$24.25	88,764	7.3	$24.25	53,262	$24.25

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

As of February 29, 2004, the Company has approximately 851,512 and 17,843,908 shares, respectively reserved for future issuance under the stock option plans and the shareholder rights plan.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Long-term debt

Long-term debt consists of the following:

	2004	2003
	(In thousands)
Term note payable to bank, due in quarterly installments ranging from $1,375,000 to $2,500,000 through November 2006 with any remaining balance due December 1, 2006	$23,375	$30,000
Revolving line of credit with bank, due November 2005	7,500	14,500
Industrial revenue bonds, final payment made in December 2004	—	50

	30,875	44,550
Less amount due within one year	5,500	6,675

	$25,375	$37,875

On November 1, 2001, the Company entered into a syndicated credit facility, which replaced the previous term notes and revolving line of credit. This agreement includes a $40 million term facility and a $45 million revolving credit facility.

Interest on borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus applicable margin for the base rate borrowings for the applicable facility, or the adjusted eurodollar rate plus the applicable margin for eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio, which was 2% at February 29, 2004 and correlated to an interest rate of 5.68% on the term note and 3.12% on the revolving line of credit at February 29, 2004. Additionally, the Company is obligated to pay a quarterly commitment fee based on the leverage ratio at an annual rate ranging from .25% to .5% on the unused revolving credit facility.

The Company’s credit facility is subject to loan agreements, which require the Company to comply with various financial covenants including minimum requirements with regard to consolidated net worth, leverage ratio, fixed charge coverage ratio and capital expenditures. The Company’s long-term debt is secured by substantially all of the assets of the Company. Under the terms of the credit facility, borrowings on the revolving line of credit are subject to a borrowing base calculation which is limited to 85% of certain trade accounts receivable and a range of 50% to 60% of certain raw materials and finished good inventories and is reduced by the balance of outstanding letters of credit which may not exceed $5,000,000 at any time. At February 29, 2004, the Company had approximately $10,324,000 available under the revolving credit facility after deducting $2,176,000 of outstanding letters of credit.

Maturities of long-term debt are as follows (in thousands):

2005	$5,500
2006	13,000
2007	12,375

$30,875

In order to manage interest rate expense, the Company has entered into interest rate protection agreements (the “Swap Agreements”) to modify its interest characteristics from a variable rate to a fixed rate. The February 1999 swap agreement involves the exchange of interest obligations from February 1999 through February 2006 whereby the Company pays a fixed rate of 6.8% in exchange for a variable 30-day LIBOR plus 1.25% (2.35% at

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2004). At the end of February 2004 the notional amount of this swap was $2.9 million. In conjunction with the Company’s new financing, the Company discontinued hedge accounting on this swap effective November 1, 2001. Due to the discontinuance of hedge accounting on this swap, the Company recorded $56,000 and $99,000 to interest income during fiscal 2004 and 2003, respectively. The November 2001 swap agreement involves the exchange of interest rate obligations from November 2001 through November 2005 whereby the Company pays a fixed rate of 5.68% in exchange for a variable 30-day LIBOR rate plus 2% (3.13% at February 29, 2004). At the end of February 2004, the notional amount of this swap was $17.5 million. Management intends to hold the swaps until their maturities in February 2006, and November 2005, respectively. The fair value of the February 1999, and November 2001 swap agreements are approximately ($121,000) and ($382,000), respectively, at February 29, 2004. The accumulated balance in other comprehensive income is a charge of $325,000, net of tax of $199,000, as of February 29, 2004. This amount will be charged to interest expense over the respective terms of the two swaps.

11. Quarterly financial information, unaudited (in thousands, except per share amounts)

	Quarter ended
	May 31, 2003	August 31, 2003	November 30, 2003	February 29, 2004
2004
Net sales	$36,348	$34,011	$33,338	$32,504
Gross profit	6,329	6,271	6,731	6,656
Net income	883	996	1,156	1,228
Basic earnings per common share	0.17	0.19	0.21	0.23
Diluted earnings per common share	0.17	0.19	0.21	0.22

	Quarter ended
	May 31, 2002	August 31, 2002	November 30, 2002	February 28, 2003
2003
Net sales	$49,683	$48,773	$45,117	$39,797
Gross profit	11,199	10,467	9,150	7,503
Net income	2,613	2,619	1,964	1,419
Basic earnings per common share	0.50	0.50	0.37	0.27
Diluted earnings per common share	0.49	0.49	0.37	0.27

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

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding operations and assets by segment is as follows:

	2004	2003	2002
	(In thousands)
Net sales:
Electrical and Industrial Products	$88,916	$134,861	$103,301
Galvanizing Services	47,285	48,509	49,616

	$136,201	$183,370	$152,917

Operating income (a):
Electrical and Industrial Products	$6,363	$14,868	$14,562
Galvanizing Services	8,642	8,963	7,189

	15,005	23,831	21,751

General corporate expenses	5,913	5,869	6,360
Interest expense	2,407	3,945	2,410
Other (income) expense, net (b)	(193)	122	384

	8,127	9,936	9,154

Income before income taxes	$6,878	$13,895	$12,597

Depreciation and amortization:
Electrical and Industrial Products	$1,956	$2,709	$2,292
Galvanizing Services	3,539	3,648	3,847
Corporate	646	704	208

	$6,141	$7,061	$6,347

Expenditures for acquisitions, net of cash acquired, and property, plant and equipment:
Electrical and Industrial Products	$533	$947	$41,193
Galvanizing Services	2,223	2,798	9,712
Corporate	889	214	633

	$3,645	$3,959	$51,538

Total assets:
Electrical and Industrial Products	$74,061	$86,278	$101,870
Galvanizing Services	42,222	44,036	44,115
Corporate	3,743	3,723	1,059

	$120,026	$134,037	$147,044

Goodwill:
Electrical and Industrial Products	$30,997	$30,997	$31,297
Galvanizing Services	9,965	9,965	9,965

	$40,962	$40,962	$41,262

(a)	“Operating income” consists of net sales less cost of sales, specifically identifiable general and administrative expenses and selling expenses.
(b)	“Other (income) expense, net” includes gains and losses on sale of property, plant and equipment and other (income) expense not specifically identifiable to a segment.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and contingencies

Leases

The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. As of February 29, 2004, the future minimum payments required under these operating leases are summarized as follows:

Operating Leases
(In thousands)
2005	$1,199
2006	976
2007	842
2008	306
2009	282
Thereafter	752

Total	$4,357

Rental expense for real estate and personal property was approximately $2,060,000, $2,150,000, and $1,421,000 for fiscal years ended 2004, 2003 and 2002, respectively, and includes all short-term as well as long-term rental agreements.

Litigation and environmental contingencies

The Company is subject to various environmental protection reviews by state and federal government agencies. The ultimate liability, if any, which might result from such reviews or additional clean-up and remediation expenses cannot presently be determined; however, as a result of an internal analysis and prior clean-up efforts, management believes the results will not have a material impact on the Company and that the recorded reserves for estimated cost are adequate. The Company has reserved $505,000 and $561,000 as of February 29, 2004 and February 28, 2003, respectively, for estimated cost related to environmental liabilities.

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

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Listed below is the unaudited pro forma result of summary financial information, which includes the Company’s historical results of operation for the twelve-month period ending February 28, 2002 and combined with that of the acquired entities for the same period, adjusted for purchase accounting and other proforma adjustments assuming a purchase date of March 1, 2001. The pro forma for the twelve-month period included an expense for a non-recurring incentive plan. The plan was terminated prior to the acquisition on November 1, 2001 and these expenses will not be incurred going forward. For the twelve-month period ended February 28, 2002, the incentive plan expense net of tax was $520,000. This summary may not be indicative of what would have occurred had the acquisitions been made at March 1, 2001, or of results which may occur in the future.

2002
(In thousands)
Net sales	$201,331
Net income	$9,513
Earnings per common share:
Basic	$1.84

Diluted	$1.81

Schedule II

AZZ incorporated

Valuation and Qualifying Accounts and Reserves

(in thousands)

	Year Ended
	February 28, 2002	February 28, 2003	February 29, 2004
Allowance for Doubtful Accounts
Balance at Beginning of year	$649	$758	$767
Additions charged to income	254	409	379
Additions from acquisitions	59	0	0
Balances written off, net of recoveries	(204)	(400)	(141)

Balance at end of year	$758	$767	$1,005

Index to Exhibits as Required By Item 601 of Regulation S-K.

3(1)	-	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3(2)	-	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3(3)	-	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3(4)	-	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3(5)	-	Bylaws of AZZ incorporated as restated through September 24, 2003 (incorporated by reference to the Exhibit 3(5) to the Quarterly Report Form 10-Q filed by the Registrant for the quarter ended August 31, 2003).

4	-	Form of Stock Certificate for the Company’s $1.00 par value Common Stock (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

10(1)	-	1991 Incentive Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10h of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1991).

10(2)	-	1991 Nonstatutory Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10i of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1991).

10(3)	-	1998 Incentive Stock Option plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10k of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10(4)	-	1998 Nonstatutory Stock Option plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10l of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10(5)	-	1997 Nonstatutory Stock Option Grants of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10m of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10(6)	-	Aztec Manufacturing Co. Employee Plan and Trust as amended and restated as of December 1, 1999 (incorporated by reference to Exhibit 4 of the Form S-8 Registration Statement Number 333-92377 filed on December 8, 1999).

10(7)	-	1999 Independent Director Share Ownership Plan as Approved on January 19, 1999 and As Amended on September 22, 1999 (incorporated by reference to Exhibit 10(22) of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2001).

10(8)	-	2000 Advisory Director Share Ownership Plan as Approved on March 28, 2000 (incorporated by reference to Exhibit 10(23) of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2001).

10(9)	-	AZZ incorporated 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Proxy Statement for the 2001 Annual Shareholders Meeting).

10(10)	-	Amended and Restated Revolving and Term Loan Agreement with Bank of America, N.A., dated November 1, 2001 (incorporated by reference to Exhibit (4) of the Form 8-K filed by the Registrant on November 15, 2001).

10(11)	-	First amendment to Amended and Restated Revolving and Term Loan Agreement with Bank of America, N.A., dated April 5, 2002 (incorporated by reference to Exhibit 10(11) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(12)	-	Amendment adopted on February 29, 2000 to the 1999 Independent Director Share Ownership Plan (incorporated by reference to Exhibit 10(12) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(13)	-	Employment Agreement between Registrant and David H. Dingus effective March 1, 2001 (incorporated by reference to Exhibit 10(13) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(14)	-	First amendment dated May 13, 2002, to Employment Agreement between Registrant and David H. Dingus effective March 1, 2001 (incorporated by reference to Exhibit 10(14) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(15)	-	Employment Agreement between Registrant and Dana L. Perry effective March 1, 2001 (incorporated by reference to Exhibit 10(15) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(16)	-	First amendment dated May 13, 2002, to Employment Agreement between Registrant and Dana L. Perry effective March 1, 2001 (incorporated by reference to Exhibit 10(16) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(17)	-	Change in Control Agreement between Registrant and all Class A Employees effective March 1, 2001 (incorporated by reference to Exhibit 10(17) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(18)	-	Change in Control Agreement between Registrant and all Class B Employees effective March 1, 2001 (incorporated by reference to Exhibit 10(18) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(19)	-	Change in Control Agreement between Registrant and all Class C Employees effective March 1, 2001 (incorporated by reference to Exhibit 10(19) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(20)	-	AZZ incorporated 2004 Management Incentive Bonus Plan (incorporated by reference to Exhibit 10(20) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(21)	-	Engagement Agreement between the Registrant and RCG Capital Markets Group, Inc. dated February 7, 2000 (incorporated by reference to Exhibit 10(22) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(22)	-	Amendment No. 1 dated July 12, 2000, to the Engagement Agreement between the Registrant and RCG Capital Markets Group, Inc. dated February 7, 2000 (incorporated by reference to Exhibit 10(23) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(23)	-	Amendment No. 2 dated October 6, 2000, to the Engagement Agreement between the Registrant and RCG Capital Markets Group, Inc. dated February 7, 2000 (incorporated by reference to Exhibit 10(24) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(24)	-	Amendment No. 3 dated August 31, 2001, to the Engagement Agreement between the Registrant and RCG Capital Markets Group, Inc. dated February 7, 2000 (incorporated by reference to Exhibit 10(25) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(25)	-	Assignment to amended and restated revolving and term loan agreement with Bank of America, N.A., dated August 29, 2002 (incorporated by reference to Exhibit 10(26) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(26)	-	2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated (incorporated by reference to Exhibit 10(27) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(27)	-	Form of Non-Qualified Stock Option Agreement for Use under the 2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated (incorporated by reference to Exhibit 10(28) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(28)	-	Resolutions Approving Amendments to the AZZ incorporated Employee Benefit Plan and Trust (incorporated by reference to Exhibit 10(29) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(29)	-	Resolutions approving amendments to the AZZ incorporated Employee Benefit Plan and Trust (incorporated by reference to Exhibit 10(30) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended November 30, 2003).

10(30)	-	Resolutions establishing an Administrative Committee and a Policy Committee of the AZZ incorporated Employee Benefit Plan and Trust (incorporated by reference to Exhibit 10(31) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended November 30, 2003).

10(31)	-	Second Amendment to Amended and Restated Revolving and Term Loan Credit Agreement dated March 7, 2003 (incorporated by reference to Exhibit 10(32) to Form 8-K filed by the registrant on March 7, 2003).

10(32)	-	Second Amendment, dated May 15, 2003, to Employment Agreement between Registrant and David H. Dingus effective March 1, 2001 (incorporated by reference to Exhibit 10 (33) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(33)	-	Second Amendment, dated May 15, 2003, to Employment Agreement between Registrant and Dana L. Perry effective March 1, 2001 (incorporated by reference to Exhibit 10 (34) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(34)	-	2001 Incentive Stock Option Agreement between Registrant and David H. Dingus effective July 10, 2001 (incorporated by reference to Exhibit 10 (35) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(35)	-	2001 Incentive Stock Option Agreement between Registrant and Dana L. Perry effective July 10, 2001 (incorporated by reference to Exhibit 10 (36) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(36)	-	2001 Incentive Stock Option Agreement between Registrant and Fred L. Wright, Jr. effective July 10, 2001 (incorporated by reference to Exhibit 10 (37) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(37)	-	2001 Incentive Stock Option Agreement between Registrant and John V. Petro effective July 10, 2001 (incorporated by reference to Exhibit 10 (38) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(38)	-	2001 Incentive Stock Option Agreement between Registrant and Clement Watson effective July 10, 2001 (incorporated by reference to Exhibit 10 (39) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(39)	-	2002 Incentive Stock Option Agreement between Registrant and David H. Dingus effective March 1, 2002 (incorporated by reference to Exhibit 10 (40) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(40)	-	2002 Incentive Stock Option Agreement between Registrant and Dana L. Perry effective March 1, 2002 (incorporated by reference to Exhibit 10 (41) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(41)	-	2002 Incentive Stock Option Agreement between Registrant and Fred L. Wright, Jr. effective March 27, 2002 (incorporated by reference to Exhibit 10 (42) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(42)	-	2002 Incentive Stock Option Agreement between Registrant and John V. Petro effective March 27, 2002 (incorporated by reference to Exhibit 10 (43) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(43)	-	2002 Incentive Stock Option Agreement between Registrant and Clement Watson effective March 27, 2002 (incorporated by reference to Exhibit 10 (44) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(44)	-	2003 Incentive Stock Option Agreement between Registrant and David H. Dingus effective March 1, 2003 (incorporated by reference to Exhibit 10 (45) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(45)	-	2003 Incentive Stock Option Agreement between Registrant and Dana L. Perry effective March 1, 2003 (incorporated by reference to Exhibit 10 (46) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(46)	-	2003 Incentive Stock Option Agreement between Registrant and Fred L. Wright, Jr. effective April 2, 2003 (incorporated by reference to Exhibit 10 (47) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(47)	-	2003 Incentive Stock Option Agreement between Registrant and John V. Petro effective April 2, 2003 (incorporated by reference to Exhibit 10 (48) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(48)	-	2003 Incentive Stock Option Agreement between Registrant and Clement Watson effective April 2, 2003 (incorporated by reference to Exhibit 10 (49) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(49)	-	Third Amendment to the amended and restated revolving and term loan credit agreement dated September 29, 2003 (incorporated by reference to Exhibit 10(50) to Form 8-K file by Registrant on September 30, 2003).

11	-	Computation of Per Share Earnings (see Note 8 to the Consolidated Financial Statements)* .

14	-	Code of Ethics. The Company’s Code of Business Conduct and Ethics may be accessed via the Company’s Website at www.azz.com.

21	-	Subsidiaries of Registrant*.

23	-	Consent of Ernst & Young LLP*.

24	-	Power of Attorney*.

31.1	-	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 21, 2004*.

31.2	-	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 21, 2004*.

32.1	-	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 21, 2004*.

32.2	-	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 21, 2004*.

*	Filed herewith.