Form 10-Q
period 2004-05-31
AZZ INC
filed 2004-06-24
CIK 8947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: May 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Outstanding at June 15, 2004

Common Stock, $1.00 Par Value	5,433,721
Class	Number of Shares

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item	I. Financial Statements

AZZ incorporated

CONSOLIDATED CONDENSED BALANCE SHEET

	05/31/04	02/28/04
	(UNAUDITED)
ASSETS

CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$1,229,181	$1,444,982
ACCOUNTS RECEIVABLE (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS)	24,633,330	21,897,263
INVENTORIES
RAW MATERIAL	8,379,725	7,854,625
WORK-IN-PROCESS	4,680,474	5,732,162
FINISHED GOODS	2,986,029	4,092,129
COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS	562,869	236,368
DEFERRED INCOME TAXES	1,682,041	1,606,388
PREPAID EXPENSES AND OTHER	718,393	848,961

TOTAL CURRENT ASSETS	44,872,042	43,712,878

PROPERTY, PLANT AND EQUIPMENT, NET	34,834,167	34,201,272
GOODWILL, NET OF ACCUMULATED AMORTIZATION	40,962,104	40,962,104
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION	1,063,162	1,150,241

	$121,731,475	$120,026,495

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
LONG-TERM DEBT DUE WITHIN ONE YEAR	$5,500,000	$5,500,000
ACCOUNTS PAYABLE	10,513,697	9,985,612
BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	100,341	32,395
ACCRUED LIABILITIES AND INCOME TAXES	8,382,669	7,985,796

TOTAL CURRENT LIABILITIES	24,496,707	23,503,803

LONG-TERM DEBT DUE AFTER ONE YEAR	24,500,000	25,375,000
DEFERRED INCOME TAXES	1,939,580	1,850,133

SHAREHOLDERS’ EQUITY:
COMMON STOCK,$1 PAR VALUE
SHARES AUTHORIZED-25,000,000
SHARES ISSUED 6,304,580	6,304,580	6,304,580
CAPITAL IN EXCESS OF PAR VALUE	13,951,297	13,956,016
CUMULATIVE OTHER COMPRENSIVE INCOME (LOSS)	(210,169)	(324,306)
RETAINED EARNINGS	58,863,687	57,618,403
LESS COMMON STOCK HELD IN TREASURY, AT COST ( 872,392 SHARES AT MAY 31, 2004 AND 887,744 SHARES AT FEBRUARY 29, 2004)	(8,114,207)	(8,257,134)

TOTAL SHAREHOLDERS’ EQUITY	70,795,188	69,297,559

	$121,731,475	$120,026,495

See Accompanying Notes to Consolidated Condensed Financial Statements

PART I. FINANCIAL INFORMATION

Item	I. Financial Statements

AZZ incorporated

CONSOLIDATED CONDENSED INCOME STATEMENT

	THREE MONTHS ENDED
	5/31/04	5/31/03
	(UNAUDITED)	(UNAUDITED)
NET SALES	$39,693,479	$36,347,690

COSTS AND EXPENSES
COST OF SALES	32,496,335	30,019,152
SELLING, GENERAL AND ADMINISTRATIVE	4,749,758	4,416,594
INTEREST EXPENSE	442,117	673,159
OTHER (INCOME) EXPENSE, NET	27,918	(185,305)

	37,716,128	34,923,600

INCOME BEFORE INCOME TAXES	1,977,351	1,424,090
INCOME TAX EXPENSE	732,068	541,100

NET INCOME	$1,245,283	$882,990

EARNINGS PER COMMON SHARE
BASIC	$0.23	$0.17
DILUTED	$0.23	$0.17

See Accompanying Notes to Consolidated Condensed Financial Statements

PART I. FINANCIAL INFORMATION

Item	I. Financial Statements

AZZ incorporated

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

	THREE MONTHS ENDING
	5/31/04	5/31/03
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,245,283	$882,990

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR DOUBTFUL ACCOUNTS	71,575	82,850
AMORTIZATION AND DEPRECIATION	1,399,105	1,491,209
DEFERRED INCOME TAX BENEFIT	(56,162)	—
NET GAIN(LOSS) ON SALE OF PROPERTY, PLANT & EQUIPMENT	18,248	(96,696)
NON-CASH INTEREST EXPENSE	62,814	81,177

EFFECTS OF CHANGES IN ASSETS & LIABILITIES:

ACCOUNTS RECEIVABLE	(2,807,643)	4,579,009
INVENTORIES	1,632,688	1,811,364
PREPAID EXPENSES AND OTHER	130,568	37,634
OTHER ASSETS	(7,093)	(221,180)
NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	(258,555)	710,989
ACCOUNTS PAYABLE	528,085	(3,105,971)
OTHER ACCRUED LIABILITIES AND INCOME TAXES	580,966	(2,437,926)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,539,879	3,815,449

CASH FLOWS USED FOR INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF PROPERTY, PLANT, AND EQUIPMENT	—	192,156
PURCHASE OF PROPERTY, PLANT AND EQUIPMENT	(2,018,888)	(633,151)

NET CASH USED IN INVESTING ACTIVITIES	(2,018,888)	(440,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	138,208	89,947
PROCEEDS FROM REVOLVING LOAN	—	—
PROCEEDS FROM LONG-TERM DEBT	—	—
PAYMENTS ON LONG TERM DEBT	(875,000)	(4,500,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(736,792)	(4,410,053)

NET DECREASE IN CASH & CASH EQUIVALENTS	(215,801)	(1,035,599)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,444,982	1,983,829

CASH & CASH EQUIVALENTS AT END OF PERIOD	$1,229,181	$948,230

See Accompanying Notes to Consolidated Condensed Financial Statements

AZZ incorporated

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

1.	These interim unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 29, 2004 included in the Form 10-K covering such period.

2.	In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of May 31, 2004, and the results of its operations for the three-month periods ended May 31, 2004 and 2003, and cash flows for the three-month periods ended May 31, 2004 and 2003.

3.	Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock options.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended May 31,
	2004	2003
	(unaudited)
	(In thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$1,245	$883

Denominator:
Denominator for basic earnings per common share –weighted average shares	5,423,517	5,289,195
Effect of dilutive securities:
Employee and Director stock options	81,793	17,518

Denominator for diluted earnings per common share	5,505,309	5,306,713

Basic earnings per common share	$.23	$.17

Diluted earnings per common share	$.23	$.17

4.	Total comprehensive income for the quarter ended May 31, 2004 was $1,359,420 consisting of net income of $1,245,283 and net changes in accumulated other comprehensive income of $114,137. Changes in other comprehensive income result from changes in fair value of the Company’s cash flow hedges.

Total comprehensive income for the quarter ended May 31, 2003 was $903,599 consisting of net income of $882,989 and changes in accumulated other comprehensive income of $20,610.

5.	The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board

Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The following schedule reflects the impact on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation for the three periods ended May 31, 2004 and 2003:

	Three Months Ended May 31,
	2004	2003
	(Unaudited)
	(In thousands except per share amounts)
Reported net income	$1,245	$883
Compensation expense per SFAS No .123	(77)	(465)

Pro forma net income for SFAS No.123	$1,168	$418

Reported earnings per common share:
Basic	$0.23	$0.17
Diluted	$0.23	$0.17

Compensation expense per SFAS No.123:
Basic	$(0.01)	$(0.09)
Diluted	$(0.02)	$(0.09)

Pro forma earnings per share:
Basic	$0.22	$0.08
Diluted	$0.21	$0.08

6.	On April 7, 2004, the Company implemented Stock Appreciation Rights Plans for its key employees and directors. The purpose of the Plans are to enable the Company to attract and retain qualified key employees and directors by offering to them the opportunity to share in increases in the value of the Company to which they contribute. On April 7, 2004, the Company granted 83,120 rights under the 2004 Stock Appreciation Rights Plan. All rights which have not previously accelerated due to events such as death or disability will vest on the Company’s earnings release date for the fiscal year ended February 28, 2007. The value of each vested right will be paid in cash and such value, for rights vesting on the Company’s earnings release date for the fiscal year ended February 28, 2007, shall be equal to the excess, if any, (i) of the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the public release of financial results for the period ended February 28, 2007, over (ii) the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following April 15, 2004. The excess in the average stock price will then be multiplied by the number of Stock Appreciation Rights granted to each participant to determine the cash payment. The value of rights accelerating before the normal vesting date will be measured by reference to the price of the Common Stock during a period at or near the accelerated vesting date. As of May 31, 2004 the Company has recognized $54,000 of compensation expense related to the Stock Appreciation Rights Plans.

7.	The Company has two operating segments as defined on page 38 of its Form 10-K report for the year ended February 29, 2004. Information regarding operations and assets by segment is as follows:

	Three Months Ended May 31,
	2004	2003
	(Unaudited)
	(In thousands)
Net Sales:
Electrical and Industrial Products	$27,610	$24,217
Galvanizing Services	12,083	12,131

	$39,693	$36,348

Operating Income (a):
Electrical and Industrial Products	$1,912	$1,541
Galvanizing Services	2,339	2,003

	$4,251	$3,544

General Corporate Expense	$1,802	$1,509
Interest Expense	442	673
Other (Income) Expense, Net (b)	30	(62)

	$2,274	$2,120

Income Before Income Taxes	$1,977	$1,424

Total Assets:
Electrical and Industrial Products	$74,579	$78,796
Galvanizing Services	42,870	43,341
Corporate	4,282	2,786

	$121,731	$124,923

(a)	Operating income consists of net sales less cost of sales, specifically identifiable general and administrative expenses and selling expenses.
(b)	Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expense not specifically identifiable to a segment.

8.	Warranty reserves

A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products. Management periodically reviews the reserves and adjustments are made accordingly. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following shows changes in the warranty reserves since the end of fiscal 2003:

Warranty Reserve
(Unaudited)
($ in thousands)
Balance at February 28, 2003	$1,211
Warranty costs incurred	(1,020)
Additions charged to income	688

Balance at February 28, 2004	879
Warranty costs incurred	(167)
Additions charged to income	224

Balance at May 31, 2004	$936

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

For the three-month period ended May 31, 2004, consolidated net revenues, increased 9%, as compared to the same period in fiscal 2004, to $39.7 million for the three-month period. For the quarter ended May 31, 2004, the Electrical and Industrial Products Segment contributed 70% of the Company’s revenues and the Galvanizing Services Segment generated 30% of the combined revenues.

Revenues for the Electrical and Industrial Products Segment increased $3.4 million or 14% for the three-month period ended May 31, 2004, as compared to the same period in fiscal 2003. The increased revenue was due to increased shipments to the power transmission and distribution market as well as a modest increase in shipments to the industrial market. The power generation and industrial automation markets remained at low levels.

The Electrical and Industrial Products Segment’s backlog was $51.9 million as of May 31, 2004, as compared to $45.7 million at May 31, 2003, an improvement of 13%. Backlog at February 29, 2004 was $53.1 million. The Company’s incoming orders totaled $38.5 million for a book to ship ratio of 97%. Incoming orders increased 17% as compared to the same period in fiscal 2003, and compare favorably to incoming orders in the fourth quarter of fiscal 2004, reflecting a 16% increase.

Revenues in the Galvanizing Services Segment were $12.1 million for the three-month period ended May 31, 2004 unchanged from the same period last year. The Galvanizing Services Segment was able to generate the same revenue for the three-month period as compared to the same period in the prior year on less production due to increased prices as a result of some easing of pricing pressures in their markets.

Consolidated operating income (net sales less operating expenses) increased $707,000 or 20% for the three-month period ended May 31, 2004 to $4.3 million as compared to $3.5 million for the same period in fiscal 2004. The Electrical and Industrial Products Segment generated 45% of the operating income for the third quarter of fiscal 2004, while the Galvanizing Services Segment produced the remaining 55%.

Operating income in the Electrical and Industrial Products Segment increased $370,000 or 24% for the three- month period ended May 31, 2004, to $1.9 million as compared to $1.5 million, for the same period in fiscal 2004. Operating margins benefited from the leverage that was obtained from the modest improvements in volumes. Operating margins also benefited from the resizing of our cost structure to better match business levels. Increasing cost of copper, aluminum, and steel adversely impacted the operating margins and partially offset previously implemented cost reductions for the first quarter ended May 31, 2004. As a result of difficult market conditions, this segment was unable to fully recover these increased costs through customer price increases.

In the Galvanizing Services Segment, operating income for the three-month period ended May 31, 2004 increased 17% or $336,000 to $2.3 million as compared to $2 million for the same period in fiscal 2004. Operating income and margins benefited from a favorable mix, cost containments, operational efficiencies, and some easing of pricing pressures. It is anticipated that during the second quarter of fiscal 2005 operating margins will be impacted by higher cost of zinc. The cost of zinc is estimated to increase approximately 17% as compared to cost recognized during the first quarter of fiscal 2005.

Consolidated general and administrative, and selling expenses (selling, general and administrative expense, and other (income) expense) for the three-month period ended May 31, 2004, increased $546,000 or 12.9% as compared to the same period in fiscal 2004. The increase relates to additional expenses related to our Enterprise Resource Planning software implementation in the amount of approximately $100,000 and higher professional services cost related to the implementation of Sarbanes-Oxley. In addition, the prior year quarter ended May 31, 2003 included the gain on the sale of vacant land in the amount of $95,000. As a percentage of sales, consolidated general and administrative, and selling expenses were 12% for the three-month period ended May 31, 2004, as compared to 11.6% for the three-month period in fiscal 2004. Without the gain from the sale of vacant land, the three-month period ended May 31, 2003 would have reflected, as a percentage of sales, consolidated general and administrative, and selling expense of 11.9% as compared to the 12% for the quarter ended May 31, 2004.

Net interest expense for the three-month period ended May 31, 2004 was $442,000, a decline of 34% compared to the same period in fiscal 2004. As of May 31, 2004, the Company had outstanding debt of $30 million, a decrease of $875,000 as compared to February 29, 2004 and a decrease of $10 million as compared to the same period in fiscal 2004. With the continued reductions of debt, the long-term debt to equity ratio improved to .35 to 1 for the current period as compared to .54 to 1 for the same period in fiscal 2004. Variable interest rates increased 5% to 3.50% for the period ended May 31, 2004 as compared to 3.32% last year.

The provision for income taxes reflects an effective tax rate of 37% and 38% for the three-month periods ended May 31, 2004 and May 31, 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital needs through a combination of cash flows from operating activities and bank borrowings. The Company’s cash requirements are generally for operating activities, acquisitions, capital improvements, and debt repayment. The Company believes that working capital, borrowing capabilities, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, scheduled debt payments and possible future acquisitions.

Net cash provided by operations was $2.5 million for the three-month period ended May 31, 2004, as compared to $3.8 million for the same period in fiscal 2004. Net cash provided by operations was generated from $1.2 million in net income, $1.5 million in depreciation and amortization of intangibles and debt issue costs, and partially offset by a reduction in cash flow in the amount of approximately $.2 million from net changes in operating assets and liabilities and other adjustments. Accounts receivables and revenue in excess of billings balances increased for the period creating negative cash flow for these accounts in the amount of $2.8 million and $.3 million, respectively. The increases in these accounts are the result of increased revenues for the Company’s Electrical and Industrial Products Segment, primarily to the power transmission and distribution market. Accounts receivable days outstanding for the quarter ended May 31, 2004 were 56 days as compared to 58 days as February 29, 2004 and 57 days as of May 31, 2003. Positive cash flow was recognized due to decreased inventory and prepaid expense balances in the amount of $1.6 million and $.1 million, respectively, and increased balances for accounts payables and other accrued liabilities and income taxes, in the amount of $.5 million and $.6 million, respectively. The inventory turns improved to 8.85 for the period ended May 31, 2004 as compared to 6.4 at end of February 29, 2004 and 8.24 for the period ended May 31, 2003. Inventory turns improved as a result of increased shipments for the first quarter combined with improved management of raw materials.

For the three-month period ended May 31, 2004, capital improvements were made in the amount of $2 million and long-term debt was repaid in the amount of $.9 million. Approximately one-half of the capital money invested during the quarter relates to the Company’s new ERP system it is implementing. The Company received proceeds from the exercise of stock options in the amount of $.1 million.

On November 1, 2001 the Company entered a syndicated credit facility, which replaced the previous term notes and revolving line of credit. This agreement included a $40 million term facility and a $45 million revolving credit facility. Since November 1, 2001, the Company amended its credit facility to reduce the number of banks participating from five to three banks, reduced the Company’s Revolving Credit Commitment from $45 million to $20 million, and revised the provisions of various financial covenants. These financial covenants consist of 1) Minimum Consolidated Net Worth 2) Maximum Leverage Ratio and 3) Minimum Fixed Charge Coverage Ratio. As of May 31, 2004, the Company was in compliance with all debt covenants. The availability under the revolving credit facility is contingent on asset-based collateral of inventories and accounts receivables. At May 31, 2004, the Company had $22 million outstanding under the term note and $8 million outstanding under the revolving credit facility. The remaining balance outstanding on the term-loan is payable in quarterly installments of $1.375 million through November 2006, with the remaining balance of approximately $8.25 million, in the absence of any prepayments, will be due on December 2006. At May 31, 2004, the Company had approximately $10.3 million available under the revolving line of credit.

Interest on borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus the applicable margin for the base rate borrowings for the applicable facility, or the adjusted Eurodollar rate plus the applicable margin for Eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio, which was 2.25% at May 31, 2004 and correlated to an interest rate of 5.82% on the term note and 3.50% on the revolving line of credit at May 31, 2004. Additionally, the Company is obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .25% to .5% on the unused revolving credit facility.

The Company utilizes interest rate swap agreements to protect against volatile interest rates and manage interest expense. At May 31, 2004, the Company had a $2.5 million interest rate swap agreement entered into in February 1999 at a fixed rate of 6.8%. On November 1, 2001 the Company entered into an interest rate swap agreement covering an additional $40 million of term debt at a fixed rate of 5.82%. At May 31, 2004, the notional amount of this swap was $15 million. In conjunction with the Company’s financing agreement, the Company discontinued hedge accounting for the February 1999 interest rate swap effective November 1, 2001. The Company continues to amortize the amount that was in other comprehensive income as of November 1, 2001. At May 31, 2004 the fair value of the February 1999 swap was a liability of $80,000. The fair value of the November 2001 interest rate swap, which was designated as a hedge of the Company’s variable rate interest, was a liability of $217,000 as of May 31, 2004. The accumulated balance in other comprehensive income is a loss of $210,000, net of tax of $129,000, as of May 31, 2004. This amount will be charged to interest expense over the respective terms of the two swaps.

OFF BALANCE SHEET TRANSACTIONS AND RELATED MATTERS

Other than operating leases discussed below, there are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships of the Company with unconsolidated entities or other persons that have, or may have, a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

CONTRACTUAL COMMITMENTS

Leases

The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. As of May 31, 2004, the future minimum payments required under these operating leases are summarized as follows:

Operating Leases
(Unaudited)
(In thousands)
2005	$900
2006	976
2007	842
2008	306
2009	282
Thereafter	752

Total	$4,058

Long-term debt and letters of credit

As of May 31, 2004 the Company had outstanding debt in the amount of $30 million, which consisted of a $22 million term note and $8 million outstanding under the revolving credit facility. The Company utilizes interest rate protection agreements to modify its characteristics from variable rate to a fixed rate. For further information regarding the Company’s long-term debt obligations and interest rate protection agreement see footnote 10 of the Notes to the Consolidated Financial Statements found on page 37 of the Company’s 2004 Annual Report.

Maturities of long-term debt are as follows:

(Unaudited)
(In thousands)
2005	$4,125
2006	13,500
2007	12,375

Total	$30,000

At May 31, 2004, the Company had outstanding letters of credit in the amount of $1.7 million. These letters of credit are issued to a portion of the Company’s customers to cover any potential warranty costs that the customer might incur. In addition, as of May 31, 2004 a warranty reserve in the amount of $936,000 has been established to offset any future warranty claims.

Commodity pricing

The Company manages its exposures to commodity prices, primarily zinc used in its Galvanizing Services Segment, by utilizing contracts with its zinc suppliers that include protective caps to guard against rising commodity prices. The Company utilizes these contracts for approximately 90% of its zinc requirements. The contracts are normally negotiated in December of each year and normally are for a twelve-month period of time. Management believes these contractual agreements ensure adequate supplies and partial offset against exposure to commodity price swings. In the Electrical and Industrial Products Segment, the Company has exposure to commodity pricing for copper, aluminum, and steel. Increases in price for these items are normally managed through escalation clauses to the customer’s contracts, although during difficult market conditions these escalation clauses may be difficult to obtain. The Company does not believe there has been a material change in its commodity commitments since February 29, 2004.

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

Impairment of Long-Lived Assets, Identifiable Intangible Assets and Goodwill– The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment losses on a long-lived assets are measured based on the excess of the carrying amount of the asset’s fair value, generally determined based upon discounted estimates of future cash flows. A significant change in events, circumstances or projected cash flows could result in an impairment of long-lived assets, including identifiable intangible assets.

An annual impairment test of goodwill will be performed in December of each year. The test is calculated using the anticipated future cash flows from the Company’s operating segments. Based on the present value of the future cash flow, the Company will determine whether impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk relating to the Company’s operations results primarily from changes in interest rates and commodity prices. The Company has only limited involvement with derivative financial instruments and is not a party to any leveraged derivatives. The Company does not believe its market risks have changed significantly since February 29, 2004.

The Company manages its exposures to changes in interest rates through the use of variable rate debt and interest rate swaps.

The Company manages its exposures to commodity prices, primarily zinc used in its Galvanizing Services Segment, by utilizing contracts with its zinc suppliers that include protective caps to guard against rising commodity prices. Management believes these contractual agreements ensure adequate supplies and partial offset against exposure to commodity price swings. In the Electrical and Industrial Product Segment, the Company has exposure to commodity pricing for copper, aluminum, and steel. Increases in the price for these items are normally managed through escalation clauses to the customer’s contracts, although during difficult market conditions these escalation clauses may be difficult to obtain.

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

Attached is Exhibit 99.11, AZZ incorporated’s Press Release reporting the Company’s unaudited earnings and other selected financial information for the first quarter ended May 31, 2004, dated June 24, 2004.

Attached is Exhibit 99.12 Unaudited Financial and Other Statistical Information for the three-month period ended May 31, 2004, and Guidance for Fiscal Year 2005, which compiles AZZ incorporated’s unaudited financial and other statistical information for the quarter ended May 31, 2004 and provides forward looking guidance for the current fiscal year ending February 28, 2005. The guidance for the current fiscal year ending February 28, 2005 consists of either a projected range or management’s estimate of most likely results. These projections involve risk and uncertainties, the outcome of which cannot be foreseen at this time and, therefore, actual results may vary from these forecasts.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits Required by Item 601 of Regulation S-K.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 17, which immediately proceeds such exhibits.

(b)	Reports on Form 8-K – AZZ incorporated filed one Form 8-K Report during the three-months ended May 31, 2004. On April 15, 2004, the Company filed an 8-K Report attaching the Unaudited Financial and Other Statistical Information for the three and twelve-month periods ended February 29, 2004 and Guidance for Fiscal Year 2005 and AZZ incorporated’s Press Release reporting the Company’s unaudited earnings and other selected financial information for the three and twelve-month periods ended February 29, 2004, dated April 15, 2004.

(b)	All schedules and compliance information called for by the instructions for Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 06/24/04	/s/ Dana Perry
Dana Perry, Vice President for Finance Principal Financial Officer

EXHIBIT

INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	3(1) - Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3.2	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.4	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3.5	Bylaws of AZZ incorporated as restated through September 24, 2003 (incorporated by reference to the Exhibit 3(5) to the Quarterly Report Form 10-Q filed by the Registrant for the quarter ended August 31, 2003).

10.32	Second Amendment to Amended and Restated Revolving and Term Loan Agreement dated March 7, 2003.

10.50	Third Amendment to Amended and Restated Revolving and Term Loan Credit Agreement dated October 15, 2003.

10.51	Waiver of Amended and Restated Revolving and Term Loan Credit Agreement dated September 29, 2003.

*31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 21, 2004.

*31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 June 21, 2004.

*32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002 dated June 21, 2004.

*32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002 dated June 21, 2004.

*99.13	AZZ incorporated’s Press Release reporting the Company’s unaudited earnings and other selected financial information for the period ended May 31, 2004, dated June 24, 2004.

*99.14	Unaudited Financial and Other Statistical Information for the first quarter ended May 31, 2004 and Guidance for Fiscal Year 2005.

*	Filed with this report