Form 10-Q
period 2004-08-31
AZZ INC
filed 2004-09-28
CIK 8947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: August 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $1.00 Par Value	Outstanding at September 16, 2004 5,444,504
Class	Number of Shares

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

AZZ incorprated

CONSOLIDATED CONDENSED BALANCE SHEET

	08/31/04	02/29/04
	(UNAUDITED)
ASSETS

CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$1,257,353	$1,444,982
ACCOUNTS RECEIVABLE (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS)	21,998,505	21,897,263
INVENTORIES
RAW MATERIAL	9,118,497	7,854,625
WORK-IN-PROCESS	5,386,871	5,732,162
FINISHED GOODS	2,630,275	4,092,129
COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS	1,911,262	236,368
DEFERRED INCOME TAXES	1,648,050	1,606,388
PREPAID EXPENSES AND OTHER	621,514	848,961

TOTAL CURRENT ASSETS	44,572,327	43,712,878

PROPERTY, PLANT AND EQUIPMENT, NET	34,932,276	34,201,272
GOODWILL, NET OF ACCUMULATED AMORTIZATION	40,962,104	40,962,104
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION	1,387,843	1,150,241

	$121,854,550	$120,026,495

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
LONG-TERM DEBT DUE WITHIN ONE YEAR	$5,500,000	$5,500,000
ACCOUNTS PAYABLE	11,588,893	9,985,612
BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	28,429	32,395
ACCRUED LIABILITIES AND INCOME TAXES	7,757,044	7,985,796

TOTAL CURRENT LIABILITIES	24,874,366	23,503,803

LONG-TERM DEBT DUE AFTER ONE YEAR	23,125,000	25,375,000
DEFERRED INCOME TAXES	1,939,580	1,850,133

SHAREHOLDERS’ EQUITY:
COMMON STOCK, $1 PAR VALUE
SHARES AUTHORIZED-25,000,000
SHARES ISSUED 6,304,580	6,304,580	6,304,580
CAPITAL IN EXCESS OF PAR VALUE	13,998,463	13,956,016
CUMULATIVE OTHER COMPRENSIVE INCOME (LOSS)	(154,709)	(324,306)
RETAINED EARNINGS	59,771,516	57,618,403
LESS COMMON STOCK HELD IN TREASURY, AT COST ( 860,581 SHARES AT AUGUST 31, 2004 AND 887,744 SHARES AT FEBRUARY 29, 2004)	(8,004,246)	(8,257,134)

TOTAL SHAREHOLDERS’ EQUITY	71,915,604	69,297,559

	$121,854,550	$120,026,495

See Accompanying Notes to Consolidated Condensed Financial Statements

AZZ incorporated

Consolidated Condensed Income Statement

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	08/31/04	08/31/03	08/31/04	08/31/03
NET SALES	$36,510,459	$34,010,636	$76,203,956	$70,358,326

COSTS AND EXPENSES
COST OF SALES	30,001,809	27,739,569	62,498,144	57,758,721
SELLING, GENERAL & ADMINISTRATIVE	4,629,767	4,173,832	9,379,525	8,590,426
INTEREST EXPENSE	428,057	579,926	870,174	1,253,085
OTHER (INCOME) EXPENSE, NET	10,614	(89,896)	38,532	(275,201)

	35,070,247	32,403,431	72,786,375	67,327,031

INCOME BEFORE INCOME TAXES	1,440,212	1,607,205	3,417,581	3,031,295
INCOME TAX EXPENSE	532,400	611,100	1,264,468	1,152,200

NET INCOME	$907,812	$996,105	$2,153,113	$1,879,095

INCOME PER SHARE
BASIC	$0.17	$0.19	$0.40	$0.35
DILUTED	$0.16	$0.19	$0.39	$0.35

See Accompanying Notes to Consolidated Condensed Financial Statements

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

AZZ incorprated

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

	SIX MONTHS ENDING
	8/31/04	8/31/03
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$2,153,113	$1,879,095

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR DOUBTFUL ACCOUNTS	64,045	151,300
AMORTIZATION AND DEPRECIATION	2,813,366	2,976,327
DEFERRED INCOME TAX BENEFIT	(56,162)
NET GAIN(LOSS) ON SALE OF PROPERTY, PLANT & EQUIPMENT	16,248	(296,205)
NON-CASH INTEREST EXPENSE	119,541	159,594
NON-CASH COMPENSATION EXPENSE	125,000	38,400

EFFECTS OF CHANGES IN ASSETS & LIABILITIES:

ACCOUNTS RECEIVABLE	(165,287)	7,483,564
INVENTORIES	543,273	3,029,362
PREPAID EXPENSES AND OTHER	227,447	199,110
OTHER ASSETS	(424,862)	(236,157)
NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	(1,678,861)	1,530,996
ACCOUNTS PAYABLE	1,603,281	(1,588,472)
OTHER ACCRUED LIABILITIES AND INCOME TAXES	44,792	(3,181,038)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,384,934	12,145,876

CASH FLOWS USED FOR INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF PROPERTY, PLANT, AND EQUIPMENT	2,000	715,728
PURCHASE OF PROPERTY, PLANT AND EQUIPMENT	(3,494,898)	(1,053,663)

NET CASH USED IN INVESTING ACTIVITIES	(3,492,898)	(337,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	170,335	662,890
PROCEEDS FROM REVOLVING LOAN	500,000	—
PROCEEDS FROM LONG-TERM DEBT	—	—
PAYMENTS ON LONG TERM DEBT	(2,750,000)	(12,375,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,079,665)	(11,712,110)

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(187,629)	95,831

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,444,982	1,983,829

CASH & CASH EQUIVALENTS AT END OF PERIOD	$1,257,353	$2,079,660

See Accompanying Notes to Consolidated Condensed Financial Statements

AZZ incorporated

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	These interim unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 29, 2004 included in the Form 10-K covering such period.

2.	In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of August 31, 2004, and the results of its operations for the three-month and six-month periods ended August 31, 2004 and 2003, and cash flows for the six-month periods ended August 31, 2004 and 2003.

3.	Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock options.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended August 31,		Six months ended August 31,
	2004	2003	2004	2003
	(Unaudited)
	(In thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$908	$996	$2,153	$1,879

Denominator:
Denominator for basic earnings per common share –weighted average shares	5,438,853	5,320,680	5,431,185	5,304,938
Effect of dilutive securities:
Employee and Director stock options	73,967	44,932	77,880	31,225

Denominator for diluted earnings per common share	5,512,820	5,365,612	5,509,065	5,336,163

Basic earnings per common share	$.17	$.19	$.40	$.35

Diluted earnings per common share	$.16	$.19	$.39	$.35

4.	Total comprehensive income for the quarter ended August 31, 2004 was $963,272 consisting of net income of $907,812 and net changes in accumulated other comprehensive income of $55,460. For the six-month period ended August 31, 2004, total comprehensive income was $2,322,710 consisting of net income of $2,153,113 and net changes in accumulated other comprehensive income of $169,597. Changes in other comprehensive income result from changes in the Company’s cash flow hedges.

Total comprehensive income for the quarter ended August 31, 2003 was $1,170,089 consisting of net income of $996,105 and net changes in accumulated other comprehensive income of $173,984. For the six-month period ended August 31, 2003, total comprehensive income was $2,073,688, consisting of net income of $1,879,095 and net changes in accumulated other comprehensive income of $194,593.

5.	The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The following schedule reflects the impact on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee and director compensation for the three and six-month periods ended August 31, 2004 and 2003:

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
	(Unaudited)
	(In thousands except per share amounts)
Reported net income	$908	$996	$2,153	$1,879
Additional compensation expense per SFAS No.123	(77)	(84)	(154)	(549)

Pro forma net income for SFAS No.123	$831	$912	$1,999	$1,330

Reported earnings per common share:
Basic	$.17	$.19	$.40	$.35
Diluted	$.16	$.19	$.39	$.35

Additional compensation expense per SFAS No.123:
Basic	$(.02)	$(.02)	$(.03)	$(.10)
Diluted	$(.01)	$(.02)	$(.03)	$(.10)

Pro forma earnings per share:
Basic	$.15	$0.17	$.37	$0.25
Diluted	$.15	$0.17	$.36	$0.25

6.	On April 7, 2004, the Company implemented Stock Appreciation Rights Plans for its key employees and directors. The purpose of the Plans are to enable the Company to attract and retain qualified key employees and directors by offering to them the opportunity to share in increases in the value of the Company to which they contribute. On April 7, 2004, the Company granted 83,120 rights under the 2004 Stock Appreciation Rights Plan. All rights which have not previously accelerated due to events such as death or disability will vest on the Company’s earnings release date for the fiscal year ended February 28, 2007. The value of each vested right will be paid in cash and such value, for rights vesting on the Company’s earnings release date for the fiscal year ended February 28, 2007, shall be equal to the excess, if any, (i) of the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the public release of financial results for the period ended February 28, 2007, over (ii) the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following April 15, 2004, which was $15.45 per share. The excess in the average stock price will then be multiplied by the number of Stock Appreciation Rights granted to each participant to determine the cash payment. The value of rights vesting before the normal vesting date will be measured by reference to the price of the Common Stock during a period at or near the accelerated vesting date. Based on the closing common stock price as of August 31, 2004, the Company has not incurred or recognized any compensation expense related to the Stock Appreciation Rights Plans.

7.	The Company has two operating segments as defined on page 38 of its Form 10-K report for the year ended February 29, 2004. Information regarding operations and assets by segment is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
	(Unaudited)
	($ In thousands)
Net Sales:
Electrical and Industrial Products	$23,435	$22,065	$51,045	$46,281
Galvanizing Services	13,076	11,946	25,159	24,077

	$36,511	$34,011	$76,204	$70,358

Operating Income (a):
Electrical and Industrial Products	$1,319	$1,461	$3,231	$3,003
Galvanizing Services	2,386	1,992	4,725	3,995

	$3,705	$3,453	$7,956	$6,998

General Corporate Expense	$1,810	$1,442	$3,612	$2,951
Interest Expense	429	580	870	1,253
Other (Income) Expense, Net (b)	26	(176)	56	(237)

	$2,265	$1,846	$4,538	$3,967

Income Before Income Taxes	$1,440	$1,607	$3,418	$3,031

Total Assets:
Electrical and Industrial Products	$73,203	$73,085	$73,203	$73,085
Galvanizing Services	43,869	42,686	43,869	42,686
Corporate	4,783	3,448	4,783	3,448

	$121,855	$119,219	$121,855	$119,219

(a)	Operating income consists of net sales less cost of sales, specifically identifiable general and administrative expenses and selling expenses.
(b)	Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expense not specifically identifiable to a segment.

8.	Warranty reserves

A reserve has been established in accrued liabilities on the balance sheet to provide for the estimated future cost of warranties on a portion of the Company’s delivered products. Management periodically reviews the reserves and adjustments are made accordingly. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following shows changes in the warranty reserves since the end of fiscal 2003:

Warranty Reserve
(Unaudited)
($ in thousands)
Balance at February 28, 2003	$1,211
Warranty costs incurred	(1,020)
Additions charged to income	688

Balance at February 29, 2004	$879
Warranty costs incurred	(398)
Additions charged to income	436

Balance at August 31, 2004	$917

9.	Change in Credit Agreements

On November 1, 2001, the Company entered a syndicated credit facility, which replaced the previous term notes and revolving line of credit. This agreement included a $40 million term facility and a $45 million revolving credit facility. Since November 1, 2001, the Company amended its credit facility to reduce the number of banks participating from five to three banks, reduced the Company’s Revolving Credit Commitment from $45 million to $20 million, extended the maturity of the revolving line of credit to June 30, 2008, extended the maturity and amortization of the term facility to March 31, 2008, and revised the provisions of various financial covenants. These financial covenants consist of 1) Minimum Consolidated Net Worth 2) Maximum Leverage Ratio and 3) Minimum Fixed Charge Coverage Ratio. As of August 31, 2004, the Company was in compliance with all debt covenants. The availability under the revolving credit facility is contingent on asset-based collateral of inventories and accounts receivables. At August 31, 2004, the Company had $20.6 million outstanding under the term note and $8 million outstanding under the revolving credit facility. The remaining balance outstanding on the term-loan is payable in quarterly installments of $1.375 million through March 2008. At August 31, 2004, the Company had approximately $9.5 million available under the revolving line of credit.

Interest on borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus the applicable margin for the base rate borrowings for the applicable facility, or the adjusted Eurodollar rate plus the applicable margin for Eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio, which was 2% at August 31, 2004, and correlated to an interest rate of 5.53% on the term note and 3.59% on the revolving line of credit at August 31, 2004. Additionally, the Company is obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .25% to .5% on the unused revolving credit facility.

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

RESULTS OF OPERATIONS

For the three-month and six-month periods ended August 31, 2004, consolidated net revenues increased 7% and 8%, respectively, as compared to the same periods in fiscal 2004, to $37 million for the three-month period and $76 million for the six-month period. The Electrical and Industrial Products Segment contributed 67% of the Company’s revenues, while the Galvanizing Services Segment accounted for the remaining 33% for the six-month period ended August 31, 2004. For the quarter ended August 31, 2004, the Electrical and Industrial Segment contributed 64% of the Company’s revenues and the Galvanizing Services Segment accounted for the remaining 36% of the combined revenues.

Revenues for the Electrical and Industrial Products Segment increased $1.4 million or 6% for the three-month period ended August 31, 2004, and increased $4.8 million or 10% for the six-month period ended August 31, 2004, as compared to the same periods in fiscal 2004. The increase in revenues was due to the increased sales to the power distribution market as well as some improvement in the transmission market associated with orders booked in late fiscal 2004. These increases were partially offset by further declines in our power generation business. The softness in the industrial markets has continued to hamper the Company’s ability to offset the downturn in power generation projects.

The Electrical and Industrial Products Segment’s backlog was $53.8 million as of August 31, 2004, as compared to $48.5 million at August 31, 2003. Backlog improved 4% from the $51.9 million reported as of May 31, 2004. Orders included in the backlog are represented by contracts and purchase orders that the Company believes to be firm. The Company’s book to ship ratio, defined as the total bookings for the Company divided by the total shipments for the Company, for the period ended August 31, 2004, was 105% as compared to 97% for the quarter ended May 31, 2004, and 102% for the quarter ended February 28, 2004. While our book to ship ratio is over a one to one ratio, the order input continues to be inconsistent indicating that the markets served by these products, in particular the industrial sector of the economy, remains slow to recover.

Revenues in the Galvanizing Services Segment increased $1.1 million or 9% for the three-month period ended August 31, 2004, and increased $1.1 million or 4% for the six-month period ended August 31, 2004, as compared to the same periods in fiscal 2004. Pounds produced for the six months ending August 31, 2004, were flat as compared to the same period in fiscal 2004, while the selling price increased 3.4% for the comparable period. Revenues for this segment have historically closely followed the condition of the general economy. Any sustained recovery of the general economy should produce improved results for this segment.

Consolidated operating income (net sales less operating expenses) increased 7% for the three-month period ended August 31, 2004, to $3.7 million as compared to $3.5 million for the same period in fiscal 2004. The Electrical and Industrial Products Segment generated 36% of the operating income for the second quarter of fiscal 2005, while the Galvanizing Services Segment contributed the remaining 64%. For the six-month period ended August 31, 2004, consolidated operating income increased 14% to $8 million as compared to $7 million for the same period in fiscal 2004. For the six-month period ended August 31, 2004, the Electrical and Industrial Products Segment produced 41% of operating income, while the Galvanizing Services Segment contributed the remaining 59%.

Operating income in the Electrical and Industrial Products Segment declined 10% and increased 8% for the three and six-month periods ended August 31, 2004, respectively, to $1.3 million and $3.2 million as compared to $1.5 million and $3 million for the same periods in fiscal 2004. Continued pricing pressures on the markets in which these products are sold to as well as our inability to pass along many of the material cost increases we have incurred have adversely affected operating profits and margins. The Company continues to implement cost containments and review all strategic alternatives to lower the overall cost structure while maintaining product quality and customer service. The increase in operating profit for the six month period ended August 31, 2004 was generated through leverage that was obtained from modest improvements in volumes during the first quarter of this fiscal year.

In the Galvanizing Services Segment, operating income increased 20% and 18% for the three and six-month periods ended August 31, 2004, to $2.4 million and $4.7 million as compared to $2 million and $4 million for the same periods in fiscal 2004. The improved operating results were achieved through higher revenues as well as lower cost as a result of continued cost reductions throughout the year. While selling prices stabilized during the second quarter of the current fiscal year, the six-month average selling price increased as compared to the same period last year.

Consolidated general and administrative, and selling expenses (selling, general and administrative expense, and other (income) expense) for the three and six-month periods ended August 31, 2004, increased $.6 million or 14% and $1.1 million or 13%, respectively, as compared to the same periods in fiscal 2004. Consolidated general and administrative, and selling expense was higher due to increased professional service fees associated with the implementation of our Oracle ERP system and compliance cost associated with the Sarbanes-Oxley Act of 2002. As a percent of sales, consolidated general and administrative, and selling expenses were 12.7% and 12.4% for the three and six-month periods ended August 31, 2004, as compared to 12% and 11.8% for the same periods in fiscal 2004. In addition, other income for the three and six-month periods ended August 31, 2003, included the amounts of $95,000 and $298,000, respectively, for the gain on the sale of vacant land located at two of the Company’s facilities.

As a result of lower levels of outstanding debt due to reduced working capital requirements, net interest expense for the three and six-month periods ended August 31, 2004, declined 26% and 31% compared to the same periods in fiscal 2004. As of August 31, 2004, the Company had outstanding bank debt of $28.6 million, a decrease of 7% or $2.3 million, as compared to $30.9 million at the end of fiscal 2004. With the reduction in debt, the long-term debt to equity ratio improved to .32 to 1 at August 31, 2004, as compared to .40 to 1 at August 31, 2003. Variable interest rates increased to 3.59% for the period ended August 31, 2004, as compared to 3.11% in the comparable prior year period.

The provision for income taxes reflects an effective tax rate of 37% for the three and six-month periods ended August 31, 2004, and 38% for the three and six-month periods ended August 31, 2003.

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

Net cash provided by operations was $5.4 million for the six-month period ended August 31, 2004, as compared to $12.1 million for the same period in the prior fiscal year. Net cash provided by operations was generated from $2.2 million in net income, $2.9 million in depreciation and amortization of intangibles and debt issue costs, and $.3 million of net changes in operating assets and liabilities and other adjustments to reconcile net income to net cash. Positive cash flow was recognized due to decreased inventory and prepaid balances in the amount of $.5 million and $.2 million, respectively. Additional positive cash flows were recognized from increased accounts payable and accrued liabilities balances in the combined amount of $1.6 million. These positive cash flow items were offset by increases in accounts receivable, revenue in excess of billings, and other asset balances in the amount of $.2 million, $1.7 million, and $.4 million, respectively.

For the six-month period ended August 31, 2004, capital improvements were made in the amount of $3.5 million and long-term debt was repaid in the amount of $2.3 million. Approximately $1.2 million of the capital money invested during the quarter relates to the Company’s new Oracle ERP system it is implementing. Capital improvements in the amount of $1.7 million were expended in the Company’s Galvanizing Service Segment. The Company received proceeds from the exercise of stock options in the amount of $.2 million.

On November 1, 2001, the Company entered a syndicated credit facility, which replaced the previous term notes and revolving line of credit. This agreement included a $40 million term facility and a $45 million revolving credit facility. Since November 1, 2001, the Company amended its credit facility to reduce the number of banks participating from five to three banks, reduced the Company’s Revolving Credit Commitment from $45 million to $20 million, extended the maturity of the revolving line of credit to June 30, 2008, extended the maturity and amortization of the term facility to March 31, 2008, and revised the provisions of various financial covenants. These financial covenants consist of 1) Minimum Consolidated Net Worth 2) Maximum Leverage Ratio and 3) Minimum Fixed Charge Coverage Ratio. As of August 31, 2004, the Company was in compliance with all debt covenants. The availability under the revolving credit facility is contingent on asset-based collateral of inventories and accounts receivables. At August 31, 2004, the Company had $20.6 million outstanding under the term note and $8 million outstanding under the revolving credit facility. The remaining balance outstanding on the term-loan is payable in quarterly installments of $1.375 million through March 2008. At August 31, 2004, the Company had approximately $10.8 million available under the revolving line of credit.

Interest on borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus the applicable margin for the base rate borrowings for the applicable facility, or the adjusted Eurodollar rate plus the applicable margin for Eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio, which was 2% at August 31, 2004, and correlated to an interest rate of 5.53% on the term note and 3.59% on the revolving line of credit at August 31, 2004. Additionally, the Company is obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .25% to .5% on the unused revolving credit facility.

The Company utilizes interest rate swap agreements to protect against volatile interest rates and manage interest expense. At August 31, 2004, the Company had a $2.1 million interest rate swap agreement entered into in February 1999 at a fixed rate of 6.8%. On November 1, 2001, the Company entered into an interest rate swap agreement covering an additional $40 million of term debt at a fixed rate of 5.53%. At August 31, 2004, the notional amount of this swap was $12.5 million. In conjunction with the Company’s financing agreement the Company discontinued hedge accounting for the February 1999 interest rate swap effective November 1, 2001. The Company continues to amortize the amount that was in other comprehensive income as of November 1, 2001. Subsequent changes in fair value have been recognized in earnings. At August 31, 2004, the fair value of the February 1999 swap was a liability of $58,000. The fair value of the November 2001 interest rate swap, which was designated as a hedge of the Company’s variable rate interest, was a liability of $145,000 as of August 31, 2004. The accumulated balance in other comprehensive income is $155,000, net of tax of $95,000, as of August 31, 2004. This amount will be charged to interest expense over the respective terms of the two swaps.

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

CONTRACTUAL COMMITMENTS

Leases

The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. As of August 31, 2004, the future minimum payments required under these operating leases are summarized as follows:

Operating Leases
(Unaudited)
(In thousands)
2005	$601
2006	976
2007	842
2008	306
2009	282
Thereafter	752

Total	$3,759

Long-term debt and letters of credit

As of August 31, 2004 the Company had outstanding debt in the amount of $28.6 million, which consisted of a $20.6 million term note and $8 million outstanding under the revolving credit facility. The Company utilizes interest rate protection agreements to modify its characteristics from variable rate to a fixed rate. For further information regarding the Company’s long-term debt obligations and interest rate protection agreement see Liquidity and Capital Resources above and footnote 10 of the Notes to the Consolidated Financial Statements found on page 37 of the Company’s 2004 Annual Report.

Maturities of long-term debt are as follows:

(Unaudited)
(In thousands)
2005	$2,750
2006	5,500
2007	5,500
2008	5,500
2009	9,375

Total	$28,625

At August 31, 2004, the Company had outstanding letters of credit in the amount of $1.2 million. These letters of credit are issued to a portion of the Company’s customers to cover any potential warranty costs that the customer might incur. As of August 31, 2004, a warranty reserve in the amount of $917,000 has been established to offset any future warranty claims.

Commodity pricing

The Company manages its exposures to commodity prices, primarily zinc used in its Galvanizing Services Segment, by utilizing contracts with its zinc suppliers that include protective caps to guard against rising commodity prices. The Company utilizes these contracts for approximately 90% of its zinc requirements. The contracts are normally negotiated in December of each year and normally are for a twelve-month period of time. Management believes these contractual agreements ensure adequate supplies and partial offset against exposure to commodity price swings. In the Electrical and Industrial Products Segment, the Company has exposure to commodity pricing for copper, aluminum, and steel. Increases in price for these items are normally managed through escalation clauses to the customer’s contracts, although during difficult market conditions these escalation clauses may be difficult to obtain. The Company does not believe there has been a material change in its commodity commitments or risk since February 29, 2004.

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

Item 2. Changes in Securities – The Company has no investment Securities.

Item 3. Defaults Upon Senior Securities – Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

Shareholders at the Annual Meeting on July 13, 2004 reelected four incumbent directors, R.J. Schumacher, Dr. H. Kirk Downey, Daniel R. Feehan and Robert H. Johnson. Of the 4,831,716 shares represented at the meeting, 4,740,934 shares (98%) were voted for Mr. Schumacher, 4,741,121 shares (98%) were voted for Mr. Downey, 4,751,648 shares (98%) were voted for Mr. Feehan and 4,740,485 shares (98%) were voted for Mr. Johnson. Other directors continuing in office are Martin Bowen, Sam Rosen, Kevern Joyce, David H. Dingus, Dana L. Perry and Daniel E. Berce.

One proposal by the Board of Directors was submitted to the stockholders at the Annual Meeting, with the following vote tabulation.

Approval of Ratification of the Appointment of Ernst & Young LLP as Auditors.		Approved/Failed to Approve
Shares for: 4,734,748	98%
Shares Against: 88,205	1.8%	APPROVED
Shares Abstained: 8,763.2%

Item 5. Other Information – Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits Required by Item 601 of Regulation S-K.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 17, which immediately proceeds such exhibits.

(b)	Reports on Form 8-K. AZZ incorporated filed one Form 8-K Report during the three-months ended August 31, 2004. On June 25, 2004, the Company filed an 8-K Report attaching Other Statistical Information for the twelve-month period ended February 29, 2004 and Guidance for Fiscal year 2005.

(c)	All schedules and compliance information called for by the instructions for Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 9/28/04	/s/ Dana Perry
Dana Perry, Senior Vice President for Finance
Principal Financial Officer

EXHIBIT

INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	3(1) - Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3.2	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.4	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3.5	Bylaws of AZZ incorporated as restated through September 24, 2003 (incorporated by reference to the Exhibit 3(5) to the Quarterly Report Form 10-Q filed by the Registrant for the quarter ended August 31, 2003).

10.32	Second Amendment to Amended and Restated Revolving and Term Loan Agreement dated March 7, 2003 (incorporated by reference to Exhibit 10(32) to Form 8-K filed by the Registrant on March 7, 2003).

10.50	Third Amendment to Amended and Restated Revolving and Term Loan Credit Agreement dated October 15, 2003 (incorporated by reference to Exhibit 10(50) to Form 10-Q filed by the Registrant on October 15, 2003).

10.51	Waiver of Amended and Restated Revolving and Term Loan Credit Agreement dated September 29, 2003 (incorporated by reference to Exhibit 10(50) to Form 8-K filed by the Registrant on September 30, 2003).

*10.52	Fourth Amendment to Amended and Restated Revolving and Term Loan Agreement dated July 2, 2004.

*10.53	AZZ incorporated Fiscal 2005 Stock Appreciation Rights Plan for Directors.

*10.54	AZZ incorporated Fiscal 2005 Stock Appreciation Rights Plan for Key Employees.

*31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 21, 2004.

*31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 September 21, 2004.

*32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002 dated September 21, 2004.

*32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002 dated September 21, 2004.

*	Filed with this report