Form 10-Q
period 2004-11-30
AZZ INC
filed 2005-01-14
CIK 8947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: November 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Outstanding at December 17, 2004

Common Stock, $1.00 Par Value	5,452,279
Class	Number of Shares

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

AZZ incorprated

CONSOLIDATED CONDENSED BALANCE SHEET

	11/30/04	02/29/04
	(UNAUDITED)
ASSETS

CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$1,841,253	$1,444,982
ACCOUNTS RECEIVABLE (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS)	23,771,721	21,897,263
INVENTORIES
RAW MATERIAL	9,650,066	7,854,625
WORK-IN-PROCESS	6,968,539	5,732,162
FINISHED GOODS	1,619,815	4,092,129
COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS	1,041,093	236,368
DEFERRED INCOME TAXES	1,609,800	1,606,388
PREPAID EXPENSES AND OTHER	450,623	848,961

TOTAL CURRENT ASSETS	46,952,910	43,712,878

PROPERTY,PLANT AND EQUIPMENT, NET	35,485,876	34,201,272
GOODWILL, NET OF ACCUMULATED AMORTIZATION	40,962,104	40,962,104
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION	1,291,520	1,150,241

	$124,692,410	$120,026,495

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
LONG-TERM DEBT DUE WITHIN ONE YEAR	$5,500,000	$5,500,000
ACCOUNTS PAYABLE	12,108,290	9,985,612
BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	197,725	32,395
ACCRUED LIABILITIES AND INCOME TAXES	9,442,560	7,985,796

TOTAL CURRENT LIABILITIES	27,248,575	23,503,803

LONG-TERM DEBT DUE AFTER ONE YEAR	22,250,000	25,375,000
DEFERRED INCOME TAXES	1,939,580	1,850,133

SHAREHOLDERS’ EQUITY:
COMMON STOCK, $1 PAR VALUE SHARES AUTHORIZED-25,000,000 SHARES ISSUED 6,304,580	6,304,580	6,304,580
CAPITAL IN EXCESS OF PAR VALUE	14,002,530	13,956,016
CUMULATIVE OTHER COMPRENSIVE INCOME (LOSS)	(92,301)	(324,306)
RETAINED EARNINGS	60,970,395	57,618,403
LESS COMMON STOCK HELD IN TREASURY, AT COST ( 852,708 SHARES AT NOVEMBER 30, 2004 AND 887,744 SHARES AT FEBRUARY 29, 2004)	(7,930,949)	(8,257,134)

TOTAL SHAREHOLDERS’ EQUITY	73,254,255	69,297,559

	$124,692,410	$120,026,495

See Accompanying Notes to Consolidated Condensed Financial Statements

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

AZZ incorporated

Consolidated Condensed Income Statement

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	11/30/04	11/30/03	11/30/04	11/30/03
NET SALES	$38,296,935	$33,337,829	$114,500,891	$103,696,155

COST OF SALES	31,275,844	26,605,332	93,773,988	84,365,478
SELLING, GENERAL & ADMINISTRATIVE	4,740,256	4,223,180	14,250,252	12,958,913
INTEREST EXPENSE	392,996	688,614	1,263,170	1,941,699
NET (GAIN) LOSS ON SALE OF PROPERTY, PLANT AND EQUIPMENT	—	(5,974)	16,249	(302,180)
OTHER (INCOME)	(62,467)	(53,619)	(226,137)	(164,686)
OTHER EXPENSE	38,828	15,549	94,310	888

	36,385,457	31,473,082	109,171,832	98,800,112
INCOME BEFORE INCOME TAXES	1,911,478	1,864,747	5,329,059	4,896,043
INCOME TAX EXPENSE	712,600	708,716	1,977,068	1,860,916

NET INCOME	$1,198,878	$1,156,031	$3,351,991	$3,035,127

INCOME PER SHARE
BASIC	$0.22	$0.21	$0.62	$0.57
DILUTED	$0.22	$0.21	$0.61	$0.57

See Accompanying Notes to Consolidated Condensed Financial Statements

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

AZZ incorprated

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

	NINE MONTHS ENDING
	11/30/04	11/30/03
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$3,351,991	$3,035,127

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR DOUBTFUL ACCOUNTS	59,929	200,236
AMORTIZATION AND DEPRECIATION	4,258,706	4,431,107
DEFERRED INCOME TAX BENEFIT	(56,162)	(104,616)
NET GAIN(LOSS) ON SALE OF PROPERTY, PLANT & EQUIPMENT	16,248	(302,180)
NON-CASH INTEREST EXPENSE	170,978	343,256
NON-CASH COMPENSATION EXPENSE	125,000	38,400

EFFECTS OF CHANGES IN ASSETS & LIABILITIES:

ACCOUNTS RECEIVABLE	(1,934,388)	4,755,906
INVENTORIES	(559,504)	2,518,773
PREPAID EXPENSES AND OTHER	398,338	507,285
OTHER ASSETS	(426,336)	(299,890)
NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	(639,394)	1,736,434
ACCOUNTS PAYABLE	2,122,678	(924,600)
OTHER ACCRUED LIABILITIES AND INCOME TAXES	1,830,965	(2,910,958)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,719,049	13,024,280

CASH FLOWS USED FOR INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF PROPERTY, PLANT, AND EQUIPMENT	2,000	723,987
PURCHASE OF PROPERTY, PLANT AND EQUIPMENT	(5,447,478)	(1,992,171)

NET CASH USED IN INVESTING ACTIVITIES	(5,445,478)	(1,268,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	247,700	794,179
PAYMENTS ON LONG TERM DEBT	(3,125,000)	(13,750,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,877,300)	(12,955,821)

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	396,271	(1,199,725)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,444,982	1,983,829

CASH & CASH EQUIVALENTS AT END OF PERIOD	$1,841,253	$784,104

See Accompanying Notes to Consolidated Condensed Financial Statements

AZZ incorporated

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

1.	These interim unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 29, 2004 included in the Form 10-K covering such period.

2.	In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of November 30, 2004, and the results of its operations for the three-month and nine-month periods ended November 30, 2004 and 2003, and cash flows for the nine-month periods ended November 30, 2004 and 2003.

3.	Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock options.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended Nov. 30,		Nine months ended Nov. 30,
	2004	2003	2004	2003
	(Unaudited)
	(In thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$1,199	$1,156	$3,352	$3,035

Denominator:
Denominator for basic earnings per common share –weighted average shares	5,447,812	5,379,204	5,436,727	5,329,693

Effect of dilutive securities:
Employee and Director stock options	62,497	62,113	72,752	41,521

Denominator for diluted earnings per common share	5,510,308	5,441,317	5,509,479	5,371,214

Basic earnings per common share	$.22	$.21	$.62	$.57

Diluted earnings per common share	$.22	$.21	$.61	$.57

4.	Total comprehensive income for the quarter ended November 30, 2004 was $1,261,286 consisting of net income of $1,198,878 and net changes in accumulated other comprehensive income of $62,408. For the nine-month period ended November 30, 2004, total comprehensive income was $3,583,996 consisting of net income of $3,351,991 and net changes in accumulated other comprehensive income of $232,005. Changes in other comprehensive income result from changes in fair value of the Company’s cash flow hedges.

Total comprehensive income for the quarter ended November 30, 2003 was $1,233,173 consisting of net income of $1,156,032 and changes in accumulated other comprehensive income of $77,141. For the nine-month period ended November 30, 2003, total comprehensive income was $3,306,861 consisting of net income of $3,035,127 and net changes in accumulated other comprehensive income of $271,734.

5.	The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The following schedule reflects the impact on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation for the three and nine-month periods ended November 30, 2004 and 2003:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
	(Unaudited)
	(In thousands except per share amounts)
Reported net income	$1,199	$1,156	$3,352	$3,035
Recognized Compensation, net of tax	0	0	79	25
Compensation expense per SFAS No.123, net of tax	(77)	(81)	(311)	(655)

Pro forma net income for SFAS No.123	$1,122	$1,075	$3,120	$2,405

Reported earnings per common share:
Basic	$0.22	$0.21	$0.62	$0.57
Diluted	$0.22	$0.21	$0.61	$0.57

Compensation expense per SFAS No.123:
Basic	$(.01)	$(.01)	$(.05)	$(.12)
Diluted	$(.02)	$(.01)	$(.04)	$(.12)

Pro forma earnings per share:
Basic	$0.21	$0.20	$0.57	$0.45
Diluted	$0.20	$0.20	$0.57	$0.45

6.	On April 7, 2004, the Company implemented Stock Appreciation Rights Plans for its key employees and directors. The purpose of the Plans are to enable the Company to attract and retain qualified key employees and directors by offering to them the opportunity to share in increases in the value of the Company to which they contribute. On April 7, 2004, the Company granted 83,120 rights under the 2004 Stock Appreciation Rights Plan. All rights which have not previously accelerated due to events such as death or disability will vest on the Company’s earnings release date for the fiscal year ended February 28, 2007. The value of each vested right will be paid in cash and such value, for rights vesting on the Company’s earnings release date for the fiscal year ended February 28, 2007, shall be equal to the excess, if any, (i) of the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the public release of financial results for the period ended February 28, 2007, over (ii) the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following April 15, 2004, which was $15.45 per share. The excess in the average stock price will then be multiplied by the number of Stock Appreciation Rights granted to each participant to determine the cash payment. The value of rights vesting before the normal vesting date will be measured by reference to the price of the Common Stock during a period at or near the accelerated vesting date. Based on the closing common stock price of $15.25 as of November 30, 2004, the Company has not incurred or recognized any compensation expense related to the Stock Appreciation Rights Plans.

7.	The Company has two operating segments as defined on page 38 of its Form 10-K report for the year ended February 29, 2004. Information regarding operations and assets by segment is as follows:

	Three Months Ended Nov. 30,		Nine Months Ended Nov. 30,
	2004	2003	2004	2003
	(Unaudited)
	(In thousands)
Net Sales:
Electrical and Industrial Products	$24,979	$21,110	$76,024	$67,391
Galvanizing Services	13,318	12,228	38,477	36,305

	$38,297	$33,338	$114,501	$103,696
Segment Operating Income (a):
Electrical and Industrial Products	$1,723	$1,631	$4,954	$4,634
Galvanizing Services	2,413	2,294	7,138	6,289

Total Segment Operating Income	$4,136	$3,925	$12,092	$10,923

General Corporate Expense (b)	$1,830	$1,348	$5,442	$4,299
Interest Expense	393	689	1,263	1,942
Other (Income) Expense, Net (c)	2	23	58	(214)

Income Before Taxes	$1,911	$1,865	$5,329	$4,896

Total Assets:
Electrical and Industrial Products	$73,648	$75,457	$73,648	$73,085
Galvanizing Services	44,635	42,445	44,635	42,686
Corporate	6,409	1,794	6,409	3,448

	$124,692	$119,696	$124,692	$119,219

(a)	Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other income and expense items that are specifically identifiable to a segment.
(b)	General Corporate Expense consists of selling, general and administrative expenses that are not specifically identifiable to a segment.
(c)	Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expenses not specifically identifiable to a segment.

8.	Warranty reserves

A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within accrued liabilities on the consolidated balance sheet. Management periodically reviews the reserves and adjustments are made accordingly. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following shows changes in the warranty reserves since the end of fiscal 2003:

Warranty Reserve
(Unaudited)
($ in thousands)
Balance at February 28, 2003	$1,211
Warranty costs incurred	(1,020)
Additions charged to income	688

Balance at February 29, 2004	$879
Warranty costs incurred	(544)
Additions charged to income	716

Balance at November 30, 2004	$1,051

9.	Change in Credit Agreements

On November 1, 2001, the Company entered into an Amended and Restated Revolving and Term Loan Credit Agreement (the “2001 Credit Agreement”), which replaced the previous term notes and revolving line of credit. The new agreement included a $40 million term facility and a $45 million revolving credit facility. Since November 1, 2001, the Company amended the 2001 Credit Agreement to reduce the number of banks participating from five to three banks, reduced the Company’s revolving credit facility from $45 million to $20 million, extend the maturity of the revolving line of credit to June 30, 2008, extend the maturity and amortization of the term facility to March 31, 2008, and revised the provisions of various financial covenants. These financial covenants consist of 1) Minimum Consolidated Net Worth 2) Maximum Leverage Ratio and 3) Minimum Fixed Charge Coverage Ratio. As of November 30, 2004, the Company was in compliance with all debt covenants. The availability under the revolving credit facility is contingent on asset-based collateral of inventories and accounts receivables. At November 30, 2004, the Company had $19.250 million outstanding under the term note and $8.5 million outstanding under the revolving credit facility. The remaining balance outstanding on the term-loan is payable in quarterly installments of $1.375 million through March 2008. At November 30, 2004, the Company had approximately $10.1 million of additional credit available under the revolving credit facility.

Interest on borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus the applicable margin for the base rate borrowings for the applicable facility, or the adjusted Eurodollar rate plus the applicable margin for Eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio, which was 1.5% at November 30, 2004, and correlated to an interest rate of 4.92% on the term note after hedging and 3.80% on the revolving credit facility at November 30, 2004. Additionally, the Company is obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .25% to .5% on the unused revolving credit facility.

10.	Recent Accounting Pronouncements

FASB Statement No. 123R, Shared-Based Payment will revise FASB Statement No. 123, Accounting for Stock-based Compensation and supersedes APB No. 25 Accounting for Stock Issued to Employees. FAS 123R is effective for public companies in the first quarter beginning after June 15, 2005. FAS 123R will require that compensation cost be recognized in the financial statements not only for new awards but for previously granted awards that are not fully vested on the adoption date. The Company is still evaluating the provisions of FAS 123R; however, it believes the effects should be consistent with the pro forma net income and earnings per share data it has disclosed in Note 5 to the consolidated financial statements.

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “intend,” “should,” “may,” “believe,” and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to: the level of customer demand for and response to products and services offered by the Company, including demand by the power generation markets, electrical transmission and distribution markets, the general industrial market, and the hot dip galvanizing markets; raw material and utility costs, including cost of zinc and natural gas which are used in the hot dip galvanizing process; changes in economic conditions of the various markets the Company serves, foreign and domestic, customer requested delays of shipments, acquisition opportunities, adequacy of financing, and availability of experienced management employees to implement the Company’s growth strategy. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2004 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

RESULTS OF OPERATIONS

Management believes that the most meaningful analysis of its results of operations is to analyze its performance by segment. The Company uses revenue by segment and segment operating income to evaluate its segments. Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment. The other (income) expense items included in segment operating income are generally insignificant. For a reconciliation of segment operating income to pretax income, see Note 7 to our unaudited quarterly consolidated financial statements.

Revenues

For the three-month and nine-month periods ended November 30, 2004, consolidated net revenues increased 14.9% and 10.4%, respectively, as compared to the same periods in fiscal 2004, to $38.3 million for the three-month period and $114.5 million for the nine-month period. For the quarter ended November 30, 2004, the Electrical and Industrial Products Segment contributed 65% of the Company’s revenues and the Galvanizing Services Segment accounted for the remaining 35% of the combined revenues. For the nine-month period ended November 30, 2004, the Electrical and Industrial Products Segment contributed 66% of the Company’s revenues, while the Galvanizing Services Segment accounted for the remaining 34%.

Revenues for the Electrical and Industrial Products Segment increased $3.9 million or 18.3% for the three-month period ended November 30, 2004, and increased $8.6 million or 12.8% for the nine-month period ended November 30, 2004, as compared to the same periods in fiscal 2004. The increase in revenues reflects the increase in utility spending in the transmission and distribution market. The additional spending in the transmission and distribution market results from the need to replace aging infrastructure equipment to improve the reliability and efficiency of the delivery of electrical power to industrial and residential users. The increased revenues in the transmission and distribution markets have been partially offset by continued lower demand from the power generation market dating back to 2002 and the slow recovery of the industrial market. The Federal Reserve Industrial Capacity Utilization report, while showing improvement, still remains below 80% utilization. Factory utilization was at 77.7% at October 31, 2004. A return to utilization levels experienced between 1992 and 2000, which averaged 82.6%, would have a positive impact on many of this segment’s operations, which are dependant on the industrial market. This segment is experiencing improved quotation activity, both domestically and internationally, but competitive pricing pressures continue as the industry continues to operate with significant levels of unused capacity. The Company has a three-year collective bargaining agreement with one of its units in the Electrical and Industrial Products Segment covering approximately 91 people. This agreement expires on February 28, 2005, and will be up for negotiation at that time. While the Company cannot presently determine the outcome of these negotiations, management believes the results of these negotiations will not have a material impact on the Company.

The Electrical and Industrial Products Segment’s backlog was $60.1 million as of November 30, 2004, as compared to $52.5 million at November 30, 2003. Backlog improved 11.7% from the $53.8 million reported as of August 31, 2004. Orders included in the backlog are represented by contracts and purchase orders that the Company believes to be firm. The following table reflects the Company’s bookings and shipments on a quarterly basis through the period ending November 30, 2004, as compared to the same periods in fiscal 2004.

Backlog Table

	Period Ending		Period Ending
Backlog	2/29/04	$53,078	2/28/03	$49,069
Bookings		38,489		32,985
Shipments		39,693		36,348
Book to Ship Ratio		.97		.91
Backlog	5/31/04	$51,874	5/31/03	$45,706
Bookings		38,417		36,781
Shipments		36,510		34,010
Book to Ship Ratio		1.05		1.08
Backlog	8/31/04	$53,781	8/31/03	$48,477
Bookings		44,613		37,324
Shipments		38,297		33,338
Book to Ship Ratio		1.16		1.12
Backlog	11/30/04	$60,097	11/30/03	$52,463

Revenues in the Galvanizing Services Segment increased $1.1 million or 9% for the three-month period ended November 30, 2004, and increased $2.2 million or 6% for the nine-month period ended November 30, 2004, as compared to the same periods in fiscal 2004. Pounds produced for the three months ending November 30, 2004, increased 9.2% as compared to the same period in fiscal 2004, while the selling price decreased .2% for the comparable three-month period. Pounds produced for the nine months ending November 30, 2004, increased 3.4% as compared to the same period in fiscal 2004, while the selling price increased 2.2% for the comparable nine-month period. Revenues for this segment have historically closely followed the condition of the industrial sector of the general economy. Any sustained recovery of the industrial sector of the general economy should produce improved results for this segment.

Segment Operating Income

The Company’s total segment operating income (see Note 7 to consolidated financial statements) increased 5.4% for the three-month period ended November 30, 2004, to $4.1 million as compared to $3.9 million for the same period in fiscal 2004. For the nine-month period ended November 30, 2004, total segment operating income increased 10.7% to $12.1 million as compared to $10.9 million for the same period in fiscal 2004.

Segment operating income (see note 7 to consolidated condensed financial statements) in the Electrical and Industrial Products Segment increased 5.7% and 6.9% for the three and nine-month periods ended November 30, 2004, respectively, to $1.7 million and $5 million as compared to $1.6 million and $4.6 million, respectively, for the same periods in fiscal 2004. The increase in segment operating income is related to volume as operating margins continued to be negatively impacted by intense pricing pressures as a result of over capacity in all of this segments markets. The Company’s inability to pass along many of the material cost increases we have incurred also continues to adversely affected segment operating profits and margins. The Company continues to implement cost containment measures and review all strategic alternatives to lower the overall cost structure while maintaining product quality and customer service.

In the Galvanizing Services Segment, segment operating income (see note 7 to consolidated condensed financial statements) increased 5.2% and 13.5% for the three and nine-month periods ended November 30, 2004, to $2.4 million and $7.1 million as compared to $2.3 million and $6.3 million for the same periods in fiscal 2004. The improved segment operating results were achieved through higher revenues as well as a lower overall cost structure as a result of continued implementation of operation efficiencies throughout the year. Increasing zinc and natural gas cost will make it challenging for this segment to sustain the first nine months margin performance through the balance of the fiscal year. For the nine-month period ended November 30, 2004, zinc and natural gas represented 21% and 10%, respectively of cost of sales. Zinc cost increased $1.025 million for the nine-month period ended November 30, 2004, as a result of the average cost of zinc moving to 51 cents per pound as compared to an average cost of 39 cents for the same nine-month period in fiscal 2004. The current market price of zinc is approximately 55 cents per pound. Utility cost have increased $86,000 or 3% for the nine-month period ended November 30, 2004 as compared to the same period in fiscal 2004.

General Corporate Expenses

General Corporate expenses, (see Note 7 to consolidated condensed financial statements) not specifically identifiable to a segment, for the three and nine-month periods ended November 30, 2004, increased $482,000 or 35.8% and $1.1 million or 26.6%, respectively, as compared to the same periods in fiscal 2004. General Corporate expenses for the nine-month period were higher due to cost which does not qualify for capitalization associated with the implementation of our Oracle ERP System in the amount of $505,000 and increased professional fees in the amount of $343,000 primarily related to compliance cost associated with the Sarbanes-Oxley Act of 2002. As a percent of sales, General Corporate expenses were 7.3% and 7.2% for the three and nine-month periods ended November 30, 2004, as compared to 6.4% and 6.4% for the same periods in fiscal 2004.

Other (Income) Expense

For the three and nine month periods ending November 30, 2004, the amounts in other (income) expense (see Note 7 to consolidated financial statements) were insignificant. The prior year three and nine-month periods ended November 30, 2003, included the amounts of $95,000 and $298,000, respectively, for the gain on the sales of vacant land, which were not specifically identifiable to a segment.

Interest

As a result of lower levels of outstanding debt due to reduced working capital requirements, net interest expense for the three and nine-month periods ended November 30, 2004, declined 43% and 35% compared to the same periods in fiscal 2004. As of November 30, 2004, the Company had outstanding bank debt of $27.8 million, a decrease of 10% or $3.1 million, as compared to $30.9 million at the end of fiscal 2004. With the reduction in debt, the long-term debt to equity ratio improved to .30 to 1 at November 30, 2004, as compared to .37 to 1 at the end of fiscal 2004. Variable interest rates increased to 3.80% for the period ended November 30, 2004, as compared to 3.14% in the comparable prior year period.

Income Taxes

The provision for income taxes reflects an effective tax rate of 37% for the three and nine-month periods ended November 30, 2004, and 38% for the three and nine-month periods ended November 30, 2003. The 1% reduction relates to lower state income taxes for the compared periods.

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

Net cash provided by operations was $8.7 million for the nine-month period ended November 30, 2004, as compared to $13 million for the same period in the prior fiscal year. Net cash provided by operations was generated from $3.4 million in net income, $4.4 million in depreciation and amortization of intangibles and debt issue costs, and $.9 million of net changes in operating assets and liabilities and other adjustments to reconcile net income to net cash. Positive cash flow was recognized due to decreased prepaid balances in the amount of $.4 million as well as from increased accounts payable and accrued liabilities balances in the amount of $ 2.1 million and $1.8 million, respectively. These positive cash flow items were offset by increases in accounts receivable, inventories, revenue in excess of billings, and other asset balances in the amount of $1.9 million, $.6 million, $.6 million and $.4 million, respectively. Working capital decreased 2.4% to $19.7 million as compared to $20.2 million at February 29, 2004.

For the nine-month period ended November 30, 2004, capital improvements were made in the amount of $5.4 million and long-term debt was repaid in the amount of $3.1 million. Approximately $1.6 million of the capital money invested during the nine-month period relates to the Company’s Oracle ERP system it is implementing. Capital improvements in the amount of $3 million were expended in the Company’s Galvanizing Service Segment. The Company received proceeds from the exercise of stock options in the amount of $ 247,700.

On November 1, 2001, the Company entered into an Amended and Restated Revolving and Term Loan Credit Agreement (the “2001 Credit Agreement”), which replaced the previous term notes and revolving line of credit. The new agreement included a $40 million term facility and a $45 million revolving credit facility. Since November 1, 2001, the Company amended the 2001 Credit Agreement to reduce the number of banks participating from five to three banks, reduced the Company’s revolving credit facility from $45 million to $20 million, extend the maturity of the revolving line of credit to June 30, 2008, extend the maturity and amortization of the term facility to March 31, 2008, and revised the provisions of various financial covenants. These financial covenants consist of 1) Minimum Consolidated Net Worth 2) Maximum Leverage Ratio and 3) Minimum Fixed Charge Coverage Ratio. As of November 30, 2004, the Company was in compliance with all debt covenants. The availability under the revolving credit facility is contingent on asset-based collateral of inventories and accounts receivables. At November 30, 2004, the

Company had $19.250 million outstanding under the term note and $8.5 million outstanding under the revolving credit facility. The remaining balance outstanding on the term-loan is payable in quarterly installments of $1.375 million through March 2008. At November 30, 2004, the Company had approximately $10.1 million of additional credit available under the revolving credit facility.

Interest on borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus the applicable margin for the base rate borrowings for the applicable facility, or the adjusted Eurodollar rate plus the applicable margin for Eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio, which was 1.5% at November 30, 2004, and correlated to an interest rate of 4.92% on the term note after hedging and 3.8% on the revolving credit facility at November 30, 2004. Additionally, the Company is obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .25% to .5% on the unused revolving credit facility.

The Company utilizes interest rate protection agreements to moderate the effects of increases, if any, in interest rates by modifying the characteristics of its interest obligations on long-term debt from a variable rate to a fixed rate. Presently, the Company has two outstanding interest rate swaps. In February 1999, the Company entered into an interest rate protection agreement, (the “1999 Swap Agreement”) which matures in February 2006, whereby the Company pays a fixed rate of 6.8% in exchange for a variable 30-day LIBOR rate plus 1.25%(3.24% at November 30, 2004). The notional amount of the swap was originally designed to correspond to the maturities of the Company’s term debt that was outstanding in 1999, and at November 30, 2004, the remaining notional amount is $1.8 million. Prior to November 2001, this swap was treated as a cash flow hedge of the Company’s variable interest rate exposure. However, the Company refinanced its credit agreement in November 2001 and chose to cease its hedge designation for the 1999 Swap Agreement while not terminating the swap agreement. Since that time, the Company has been recognizing changes in the fair value of this swap directly in earnings, while amortizing the pretax amount included in accumulated other comprehensive income as additional interest expense. For the nine-months period ended November 30, 2003 and 2004, the Company amortized $55,000 as additional interest expense for each year and recognized mark to market gains of $106,000 and $87,000, respectively for subsequent changes in the fair value of this swap. At November 30, 2004, the fair value of the 1999 Swap Agreement was a liability of $34,000 and a loss of $53,000, net of tax and remains in accumulated other comprehensive income to be amortized as additional interest expense.

In conjunction with the debt refinancing in November 2001, the Company entered into a new interest rate swap (the”2001 Swap Agreement”) as a cash flow hedge of its variable interest expense related to the term note. The 2001 Swap Agreement involves the exchange of interest rate obligations from November 2001 through November 2005, whereby the Company pays a fixed rate of 4.92% in exchange for a variable 30-day LIBOR rate plus 1.50%(3.48% at November 30, 2004). The notional amount of this swap matures in stages and as of November 30, 2004, the remaining notional amount was $10 million and matures in November 2005. To date there has been no ineffectiveness related to the 2001 Swap Agreement. At November 30, 2004, the fair value of the 2001 Swap Agreement was a liability of $63,000 and a loss of $39,000, net of tax; is included in accumulated other comprehensive income.

Given the maturity dates of the Company’s interest rate swaps, all amounts included in accumulated other comprehensive income are expected to flow through earnings by the end of fiscal 2006.

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

CONTRACTUAL COMMITMENTS

	Long-Term Debt	Interest on Long Term Debt	Operating Leases	Zinc Contracts
	(Unaudited In thousands)
2005	$1,375	$324	$300	$1,617
2006	5,500	1,123	976	8,086
2007	5,500	752	842
2008	5,500	525	306
2009	9,875	123	282
Thereafter		1,123	752

Total	$27,750	$2,847	$3,458	$9,703

Long-term debt and letters of credit

As of November 30, 2004 the Company had outstanding debt in the amount of $27,750 million, which consisted of a $19.250 million term note and $8.5 million outstanding under the revolving credit facility. The Company utilizes interest rate protection agreements to modify its characteristics from variable rate to a fixed rate. For further information regarding the Company’s long-term debt obligations and interest rate protection agreement see footnote 10 of the Notes to the Consolidated Financial Statements found on page 37 of the Company’s 2004 Annual Report. Maturities of long-term debt and the related interest which are based on rates as of November 30, 2004, are summarized in the above table.

At November 30, 2004, the Company had outstanding letters of credit in the amount of $1.4 million. These letters of credit are issued to a portion of the Company’s customers to cover any potential warranty costs that the customer might incur. In addition, as of November 30, 2004 a warranty reserve in the amount of $1.1 million has been established to offset any future warranty claims.

Leases

The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. As of November 30, 2004, the future minimum payments required under these operating leases are summarized in the above table:

Commodity pricing

The Company manages its exposures to commodity prices through the use of the following. In the Galvanizing Services Segment, the Company utilizes contracts with its zinc suppliers that include protective caps to guard against rising commodity prices. These contracts are normally negotiated in December of each year and normally are for a twelve-month period of time. The Company also secures firm pricing for natural gas supplies with individual utilities when possible. There is no contracted volume purchase commitments associated with the natural gas agreements. Management believes these contractual agreements ensure adequate supplies and partial offset exposure to commodity price swings. In the Electrical and Industrial Products Segment, the Company has exposure to commodity pricing for copper, aluminum, and steel. Because the Electrical and Industrial Products Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses to the customer’s contracts, although during difficult market conditions these escalation clauses may be difficult to obtain. Although material costs have increased, the Company does not believe there has been a material change in the nature of its commodity commitments or risks since February 29, 2004. The table above reflects the contracted purchase commitments for zinc based on the closing price of zinc as of November 30, 2004. There are no contracted purchase commitments for any other commodity items including steel, aluminum, natural gas and copper.

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

Allowance for Doubtful Accounts- The carrying value of the accounts receivables is continually evaluated based on the likelihood of collection. An allowance is maintained for estimated losses resulting from our customer’s inability to make required payments. The allowance is determined by historical experience of uncollected accounts, the level of past due accounts, overall level of outstanding accounts receivable balances, information about specific customers with respect of their inability to make payments and future expectations of conditions that might impact the collectibility of accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Revenue Recognition – Revenue is recognized for the Galvanizing Services Segment upon completion of the galvanizing process performed on the customers’ material or shipment of this material. Revenue is recognized for the Electrical and Industrial Products Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting for electrical products built to customer specifications under long term contracts. Deferred revenue presented in the balance sheet arises from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to estimated total contract costs at completion. Contract costs include direct labor and material, and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.

Impairment of Long-Lived Assets, Identifiable Intangible Assets and Goodwill– The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment losses on a long-lived assets are measured based on the excess of the carrying amount over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. A significant change in events, circumstances or projected cash flows could result in an impairment of long-lived assets, including identifiable intangible assets.

An annual impairment test of goodwill will be performed in the fourth quarter of each year. The test is calculated using the anticipated future cash flows from the Company’s operating segments. Based on the present value of the future cash flow, the Company will determine whether impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years.

Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services offered by the Company to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs; and availability of experienced labor and management to implement the Company’s growth strategies.

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

The Company manages its exposures to commodity prices through the use of the following. In the Galvanizing Services Segment, the Company utilizes contracts with its zinc suppliers that include protective caps to guard against rising commodity prices. These contracts are normally negotiated in December of each year and normally are for a twelve-month period of time. The Company also secures firm pricing for natural gas supplies with individual utilities when possible. There is no contracted volume purchase commitments associated with the natural gas agreements. Management believes these contractual agreements ensure adequate supplies and partial offset against exposure to commodity price swings. In the Electrical and Industrial Product Segment, the Company has exposure to commodity pricing for copper, aluminum, and steel. Increases in the price for these items are normally managed through escalation clauses to the customer’s contracts, although during difficult market conditions these escalation clauses may be difficult to obtain. Although material costs have escalated, the Company does not believe there has been a material change in the nature of its commodity commitments or risks since February 29, 2004.

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

The Company is in the process of implementing an enterprise resource system (“ERP” system) developed by Oracle to replace the Company’s legacy computer system and is making appropriate changes to internal controls and procedures as the implementation progresses. Other than the changes required by the implementation of the Oracle ERP system, none of which materially impaired or significantly altered the effectiveness of the Company’s internal controls and procedures over financial reporting, there were no material changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Changes in Securities – The Company has no investment Securities.

Item 3. Defaults Upon Senior Securities – Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders – There were no matters submitted to a vote of Security Holders.

Item 5. Other Information – Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits Required by Item 601 of Regulation S-K.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 17, which immediately proceeds such exhibits.

(b)	Reports on Form 8-K. AZZ incorporated filed one Form 8-K Report during the three-months ended November 30, 2004. On September 23, 2004, the Company filed an 8-K Report attaching Unaudited Financial and Other Statistical Information for the three and six month periods ended August 31, 2004, Guidance for Fiscal year 2005 and AZZ incorporated’s Press Release, dated September 23, 2004, reporting the Company’s unaudited earnings and other selected financial information for the three and six-month periods ended August 31, 2004.

(c)	All schedules and compliance information called for by the instructions for Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 01/14/05	/s/ Dana Perry
Dana Perry, Vice President for Finance
Principal Financial Officer

EXHIBIT

INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	3(1) - Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3.2	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.4	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3.5	Bylaws of AZZ incorporated as restated through September 24, 2003 (incorporated by reference to the Exhibit 3(5) to the Quarterly Report Form 10-Q filed by the Registrant for the quarter ended August 31, 2003).

10.32	Second Amendment to Amended and Restated Revolving and Term Loan Agreement dated March 7, 2003 (incorporated by reference to Exhibit 10(32) to Form 8-K filed by the Registrant on March 7, 2003).

10.50	Third Amendment to Amended and Restated Revolving and Term Loan Credit Agreement dated October 15, 2003 (incorporated by reference to Exhibit 10(50) to Form 10-Q filed by the Registrant on October 15, 2003).

10.51	Waiver of Amended and Restated Revolving and Term Loan Credit Agreement dated September 29, 2003 (incorporated by reference to Exhibit 10(50) to Form 8-K filed by the Registrant on September 30, 2003).

10.52	Fourth Amendment to Amended and Restated Revolving and Term Loan Agreement dated July 2, 2004 (incorporated by reference to Exhibit 10(52) to Form 10-Q filed by the registrant on September 28, 2004).

10.53	AZZ incorporated Fiscal 2005 Stock Appreciation Rights Plan for Directors (incorporated by reference to Exhibit 10(53) to Form 10-Q filed by the registrant on September 28, 2004).

10.54	AZZ incorporated Fiscal 2005 Stock Appreciation Rights Plan for Key Employees (incorporated by reference to Exhibit 10(54) to Form 10-Q filed by the registrant on September 28, 2004).

*31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 3, 2005.

*31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 January 3, 2005.

*32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 3, 2005.

*32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 3,2005.

*	Filed with this report