Form 10-K
period 2005-02-28
AZZ INC
filed 2005-05-27
CIK 8947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: February 28, 2005

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

The aggregate market value of the Common Stock based on the closing price of $14.25 per share on the New York Stock Exchange as of August 31, 2004 (the last business day of its most recently completed second fiscal quarter), held by nonaffiliates of the Registrant on that date was approximately $74,776,049. (For purposes of determining the above stated amount, only the directors, executive officers and 10% or greater shareholders of the Registrant have been deemed to be affiliates; however, this does not represent a conclusion by the Registrant that any or all of such persons are affiliates of the Registrant.)

As of May 16, 2005, there were 5,515,822 shares of AZZ incorporated Common Stock $1.00 par value outstanding.

Documents Incorporated By Reference

Part III incorporates information by reference from the Proxy Statement for the 2005 Annual Meeting of Shareholders of AZZ.

AZZ incorporated

YEAR ENDED FEBRUARY 28, 2005

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

PART I

Item 1. Business

AZZ incorporated (“AZZ”, the “Company” or “we”) was established in 1956 and incorporated under the laws of the State of Texas. We are an electrical equipment and components manufacturer, serving the global markets of power generation, transmission and distribution, and the general industrial markets, and a leading provider of hot dip galvanizing services to the steel fabrication market nationwide.

We offer products through two distinct business segments, the Electrical and Industrial Products Segment and the Galvanizing Services Segment.

Electrical and Industrial Products Segment

Our Electrical and Industrial Products Segment produces highly engineered specialty electrical products as well as industrial lighting and tubular products, all of which we market and sell both domestically and in international markets. Our electrical products are designed, manufactured and configured to distribute electrical power to and from generators, transformers, switching devices and other electrical configurations and are supplied to the power generation, power transmission and power distribution markets as well as the general industrial market. Our industrial products include industrial lighting and tubular products used for petro-chemical and industrial applications. We provide lighting products to the petroleum, food processing, and power generation industries and to industries with unique lighting challenges and tubular products to the petroleum industry.

The markets for our Electrical and Industrial Products Segment are highly competitive and consist of a few large multi-national companies, as well as numerous small independent companies. Competition is based primarily on product quality, range of product line, price and service. While some of our competitors are much larger and better financed than us, we believe that we can compete favorably with them.

Copper, aluminum and steel are the primary raw materials used by this segment. All of these raw materials are readily available.

We sell this segment’s products through manufacturers’ representatives, distributors, agents and our internal sales force. We are not dependent on any single customer for this segment, and the loss of any single customer would not have a material adverse effect on our consolidated revenues or net income.

Backlog of orders was approximately $64.8 million at February 28, 2005, $53.1 million at February 29, 2004, and $49.1 million at February 28, 2003. All of the backlog at our fiscal 2005 year end should be delivered during the next 18 months. We believe that the contracts and purchase orders included in the backlog are firm.

We employ a total of 546 persons in this segment.

Galvanizing Services Segment

The Galvanizing Services Segment provides hot dip galvanizing to the steel fabrication industry through facilities located throughout the South and Southwest United States. Hot dip galvanizing is a metallurgical process in which molten zinc is applied to a customer’s material. The zinc bonding renders a corrosion protection of fabricated steel for extended periods of up to 50 years. We operate eleven galvanizing plants, which are located in Texas, Louisiana, Alabama, Mississippi, Arkansas, and Arizona.

Galvanizing is a highly competitive business, and we compete with other galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternate forms of corrosion protection such as paint. Our galvanizing market is generally limited to areas within a relatively close proximity of our galvanizing plants due to freight cost.

Zinc, the principal raw material used in the galvanizing process, is readily available, but has volatile pricing. We manage our exposure to commodity pricing of zinc by utilizing agreements with zinc suppliers that include protective caps to guard against rising commodity prices.

We typically serve fabricators and/or manufacturers involved in the highway construction, electrical utility, transportation, water treatment, agriculture, petrochemical and chemical, pulp and paper industries, as well as numerous OEM’s. We do not depend on any single customer for our galvanizing services, and the loss of any customer would not have a material adverse effect on our consolidated revenues or net income.

The backlog of galvanizing orders generally is nominal due to the short time requirement involved in the process.

We employ a total of 419 persons.

Executive Officers of the Registrant

Name	Age	Business Experience for Past Five Years Position or Office with Registrant or Prior Employer	Held Since
David H. Dingus	57	President and Chief Executive Officer President and Chief Operating Officer	2001 1998-2000

Dana L. Perry	56	Senior Vice President of Finance, Chief Financial Officer and Secretary Vice President of Finance, Chief Financial Officer, Asst. Sec.	2004 1992-2004

Fred L. Wright, Jr.	64	Senior Vice President, Galvanizing Services Segment	1992

John V. Petro	59	Vice President Operations, Electrical Products General Manager of CGIT, Inc. (subsidiary of Registrant)	2001 1995-2001

Clement H. Watson	58	Vice President Sales, Electrical Products Vice President Marketing and Sales of Pulsafeeder, Inc.	2000 1995-2000

Jim C. Stricklen	56	Vice President, Business and Manufacturing Systems Vice President, Assist Connectivity Technology	2004 2001-2003

Tim E. Pendley	43	Vice President Operations, Galvanizing Services Segment Division Operations Manager	2004 1999-2004

Richard W. Butler	39	Vice President, Corporate Controller Corporate Controller	2004 1999-2004

Robert D. Ruffin	64	Vice President, Human Resources Corporate Director, Human Resources	2005 1999-2005

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

The Board of Directors has adopted charters for each of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. You may review the Corporate Governance Guidelines, our Code of Ethics and our Committee charters under the Heading “Investor Relations,” subheading “Corporate Governance,” by accessing our Website:

http://www.azz.com

You may also obtain a copy of these documents by mailing a request to:

AZZ incorporated

Investor Relations

University Centre I, Suite 200

1300 South University Drive

Fort Worth, TX 76107

Item 2. Properties

The following table sets forth information about the Company’s principal facilities owned or leased on February 28, 2005:

Location	Land/ Acres	Buildings/ Sq. Footage	Segment/Occupant
Crowley, Texas	29.7	201,000	Electrical and Industrial Products
Houston, Texas	5.4	67,400	Electrical and Industrial Products
Richland, Mississippi	6.7	58,700	Electrical and Industrial Products
Pittsburg, Kansas	15.3	86,000	Electrical and Industrial Products
Westborough, Massachusetts	—	(Leased) 36,400	Electrical and Industrial Products
Fulton, MO	—	(Leased) 85,000	Electrical and Industrial Products
Tulsa, OK	—	(Leased) 66,000	Electrical and Industrial Products
Greenville, SC	—	(Leased) 65,000	Electrical and Industrial Products
Crowley, Texas	28.5	79,200	Galvanizing Services
Houston, Texas	25.2	61,800	Galvanizing Services
Waskom, Texas	10.6	30,400	Galvanizing Services
Beaumont, Texas	12.9	33,700	Galvanizing Services
Moss Point, Mississippi	13.5	16,000	Galvanizing Services
Richland, Mississippi	5.6	22,800	Galvanizing Services
Citronelle, Alabama	10.8	34,000	Galvanizing Services
Goodyear, Arizona	11.8	36,800	Galvanizing Services
Prairie Grove, Arkansas	11.5	34,000	Galvanizing Services
Belle Chasse, Louisiana	9.5	34,000	Galvanizing Services
Port Allen, Louisiana	22.2	48,700	Galvanizing Services
Fort Worth, Texas	—	(Leased) 18,600	Corporate Office

Item 3. Legal Proceedings

Environmental Proceedings

We are subject to various environmental protection reviews by state and federal government agencies. We cannot presently determine the ultimate liability, if any, that might result from these reviews or additional clean-up and remediation expenses. However, as a result of an internal analysis and prior clean-up efforts, we believe that the reviews and any required mediation will not have a material impact on the Company and that the recorded reserves for estimated losses are adequate. We had reserved $505,000 as of February 28, 2005 and February 29, 2004 for estimated cost related to environmental compliance. In order to maintain permits to operate certain of our facilities, we may need to make future capital expenditures for equipment in order to meet new or existing environmental regulations.

Other Proceedings

We are is involved from time to time in various suits and claims arising in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended February 28, 2005.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock, $1.00 par value, (“Common Stock”) is traded on the New York Stock Exchange and under the symbol “AZZ”. The following table sets forth the high and low sales prices of our Common Stock on the New York Stock Exchange on a quarterly basis for each of the two fiscal years ended February 28, 2005 and February 29, 2004. No dividends were declared during that period.

	Quarter Ended May 31,		Quarter Ended August 31,		Quarter Ended November 30,		Quarter Ended February 28/29,
Per Share	2004	2003	2004	2003	2004	2003	2005	2004
High	$16.75	$11.41	$15.75	$14.75	$15.50	$14.38	$16.44	$17.30
Low	$14.25	$8.30	$14.30	$10.81	$13.33	$10.45	$15.20	$12.17
Dividends Declared	—	—	—	—	—	—	—	—

The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, operating and financial condition and other factors. We expect for the foreseeable future to invest substantially all of our earnings to expand our business.

The approximate number of holders of record of our common stock at May 16, 2005 was 648.

See Item 12 of this Report for information regarding securities authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data

	Fiscal Year
	2005		2004		2003		2002(a)		2001
	(In thousands, except per share amounts)
Summary of operations:
Net sales	$152,428		$136,201		$183,370		$152,917		$121,406
Net income	4,812		4,263		8,615		7,804		8,172

Earnings per share:
Basic earnings per common share	$.88		$.80		$1.63		$1.53		$1.67
Diluted earnings per common share	.87		.79		1.63		1.50		1.63

Total assets	$128,635		$120,026		$134,037		$147,044		$88,368
Long-term debt	23,875		25,375		37,875		53,550		22,947
Total liabilities	53,316		50,729		70,628		92,293		44,988
Shareholders’ equity	75,319		69,298		63,409		54,751		43,380
Working capital	24,839		20,209		23,711		26,761		18,732

Cash provided by operating activities	$6,394		$14,963		$22,927		$14,150		$12,372
Capital expenditures	6,649		3,645		3,959		12,772		5,099
Depreciation & amortization	5,872	(b)	6,141	(b)	7,061	(b)	6,347	(b)	5,838
Cash dividend per common share	0		0		0		.16		0
Weighted average shares outstanding	5,444		5,347		5,280		5,117		4,892

(a)	Includes the acquisitions of Central Electric Company and Carter & Crawley, Inc. on November 1, 2001.
(b)	Includes the amortization of debt issue costs of $220,000, $410,000, $505,000 and $81,000 in fiscal 2005, 2004, 2003 and 2002, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate two distinct segments, the Electrical and Industrial Products Segment and the Galvanizing Services Segment. The Electrical and Industrial Products Segment serves the power generation, transmission and distribution markets as well as the general industrial market. The Galvanizing Services Segment consists of eleven hot dip galvanizing facilities located throughout the South and Southwest United States that provides galvanizing service to the steel fabrication industry.

For the fiscal year-ended February 28, 2005, we recorded revenues of $152.4 million compared to the prior year’s revenues of $136.2 million. Approximately 66% of our revenues were generated from the Electrical and Industrial Products Segment and approximately 34% were generated from the Galvanizing Services Segment. Net income for fiscal 2005 was $4.8 million compared to $4.3 million in the fiscal 2004. Net income as a percentage of sales was 3.2% for fiscal 2005 as compared to 3.1% for fiscal 2004. Earnings per share increased by 10% to $.87 per share for fiscal 2005 compared to $.79 per share in fiscal 2004, on a diluted basis.

Results of Operations

Year ended February 28, 2005 (2005) compared with year ended February 29, 2004 (2004)

Management believes that analyzing our revenue and operating income by segment is the most meaningful analysis of our results of operations. Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment. The other (income) expense items included in segment operating income are generally insignificant. For a reconciliation of segment operating income to pretax income, see note 11 to Notes to Consolidated Financial Statements.

Revenues

The following table reflects the breakdown of revenue by segment:

	2005	2004
	(In thousands)
Revenue:
Electrical and Industrial Products	$100,542	$88,916
Galvanizing Services	51,886	47,285

Total Revenue	$152,428	$136,201

Our consolidated net revenues for fiscal 2005 increased by $16.2 million or 12%, as compared to fiscal 2004.

The Electrical and Industrial Products Segment produces highly engineered specialty products supplied to the power generation, power transmission, power distribution and general industrial markets as well as lighting and tubular products to the industrial and petroleum markets. The segment recorded revenues for fiscal 2005 of $100.5 million, an increase of 13% above the fiscal 2004 results of $88.9 million. The increased revenue resulted primarily from increased demand for our products in the power distribution and petroleum markets. While these markets showed improvement, the revenue contribution from the industrial market was below expectations due to extreme pricing pressure that caused us to decline certain projects due to unacceptable pricing levels. We believe that market indicators and quotation levels continue to suggest that our markets have stabilized and in some areas showed improvement. We continue to see a higher level of international quotations, particularly in our power generation and high voltage transmission products.

The Electrical and Industrial Products Segment ended fiscal 2005 with a backlog of $64.8 million, an increase of 22% as compared to fiscal 2004 backlog of $53.1 million. The segment recorded a book-to-ship ratio of 1.08 to 1 for fiscal 2005 as compared to 1.03 to 1 in the prior year. In fiscal 2005, we continued our efforts to improve our market coverage and expand our served markets. Competition in the segment remains intense due to the imbalance between supply and demand, and we continue to see aggressive price initiatives from our competitors. Our concern going into fiscal 2006 is whether we will see a slowdown in the domestic economy and that competitors will continue to strive to maintain market share and increase capacity utilization using price as the primary vehicle. The following table reflects bookings and shipments for fiscal 2005 and 2004.

Backlog Table

(In thousands)

	Period Ending		Period Ending
Backlog	2/29/04	$53,078	2/28/03	$49,069
Bookings		164,118		140,210
Shipments		152,427		136,201
Backlog	2/28/05	$64,769	2/29/04	$53,078
Book to Ship Ratio		1.08		1.03

Our Galvanizing Services Segment, which is made up of eleven hot dip galvanizing facilities, generated revenues of $51.9 million, a 10% increase from the prior year’s revenues of $47.3 million. The increased revenue resulted from a slight improvement in pricing and an 8% increase in the pounds of steel produced in fiscal 2005 as compared to fiscal 2004. The increase in volume was due to the improved geographical markets in which our facilities are located and the resurgence of galvanizing for the telecommunication markets. Revenues for this segment have historically followed the condition of the general industrial economy. Any sustained improvement of the general industrial economy should produce improved results for this segment.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	2005	2004
	(In thousands)
Segment Operating Income:
Electrical and Industrial Products	$7,282	$6,363
Galvanizing Services	9,556	8,642

Total Segment Operating Income	$16,838	$15,005

Our consolidated operating income (see note 11 to Notes to Consolidated Financial Statements) increased 12% to $16.8 million in fiscal 2005 as compared to $15 million in fiscal 2004. Consolidated operating margins as a percentage of sales were consistent for the compared periods at 11%. We continue to place emphasis on systems and procedures and the sharing of best practices among our operations to further enhance operating efficiency. We are in the process of implementing Oracle’s Enterprise Resource Planning (ERP) system which should provide numerous efficiencies once the conversion is completed in fiscal 2006. The Electrical and Industrial Products Segment generated 43% of the operating income for fiscal 2005, while the Galvanizing Services Segment produced the remaining 57%.

Operating income for the Electrical and Industrial Products Segment increased $919,000 or 14% for fiscal 2005, to $7.3 million as compared to $6.4 million for fiscal 2004. Operating margins for this segment were unchanged at 7.2% for the compared periods. Operating efficiencies and leverage obtained from increased revenues during fiscal 2005 were offset by increased material costs, primarily copper, aluminum, and steel. As result of competitive pricing pressure in this segment’s markets, we were unable to recoup these costs through price increases to our customers. We continue to align and consolidate resources to match current market conditions, while still maintaining its ability to capitalize on opportunities that arise. Despite improved market conditions, we believe that we will continue to see very competitive pricing in fiscal 2006 due to excess capacity.

Operating income for the Galvanizing Service Segment increased $914,000 or 11% for fiscal 2005, to $9.5 million as compared to $8.6 million for the prior year. The operating income improvement is attributable to a 10% increase in revenues. This segment continues to benefit from the sizing of its operations to match market conditions. Operating margins were consistent at 18% for fiscal 2005 and 2004. The additional margin obtained from the resizing of the organization and the leverage achieved from increased revenue were offset by the increased commodity cost of zinc. The recent metal commodity pricing, including the cost of zinc, continues to be a concern. The increase in zinc costs could have a significant impact on margins if economic factors inhibit our ability to pass this increased cost on to our customers. It is difficult to determine at this time what the overall customer reaction will be to our attempted recovery of the increased cost of zinc. The increasing cost of zinc is a critical factor that impacts all participants in the hot dip galvanizing business.

General Corporate Expense

General corporate expenses were $7.7 million for fiscal 2005 and $5.9 million for fiscal 2004. As a percentage of sales, general corporate expenses were 5.1% for fiscal 2005 as compared to 4.3% in fiscal 2004. The percentage increase results in part from implementation cost of Oracle’s ERP system that could not be capitalized and Sarbanes Oxley compliance cost, which combined totaled $775,000 for fiscal 2005.

Interest expense for fiscal 2005 was $1.6 million, a decrease of 32% as compared to $2.4 million in fiscal 2004. The decrease in interest expense resulted from significant reductions of our average outstanding debt throughout fiscal 2005. Our total outstanding bank debt of $29.4 million at the end of 2005 was $1.5 million less than the $30.9 million outstanding at the end of fiscal 2004. Our long-term debt to equity ratio improved to .32 to 1 for fiscal 2005 as compared to .37 to 1 for fiscal 2004.

Other (Income) Expense

For fiscal 2005 the amounts in other (income) expense (see Note 11 of Notes to Consolidated Financial Statements) were insignificant. Fiscal 2004 included the amount of $298,000 for gain on the sale of vacant land, which was not specifically identifiable to a segment.

Provision For Income Taxes

The provision for income taxes reflects an effective tax rate of 35% for fiscal 2005 and 38% for fiscal 2004. The decrease in the effective tax resulted from a difference in the mix of profits generated from our operating facilities located in varying tax jurisdictions, which impacted our effective tax rate for current and deferred taxes.

Year ended February 29, 2004 (2004) compared with year ended February 28, 2003 (2003)

Revenues

The following table reflects the breakdown of revenue by segment:

	2004	2003
	(In thousands)
Revenue:
Electrical and Industrial Products	$88,916	$134,861
Galvanizing Services	47,285	48,509

Total Revenue	$136,201	$183,370

Our consolidated net revenues for fiscal 2004 decreased by $47.2 million or 26%, as compared to fiscal 2003.

The Electrical and Industrial Products Segment recorded revenues for fiscal 2004 of $88.9 million, a decrease of 34% below our fiscal 2003 results of $134.9 million. The reduced revenues result primarily from lower demand from the domestic power generation market in fiscal 2004 as compared to fiscal 2003. During this period, this segment worked through the backlog that was related to the domestic power generation projects. In addition to the lack of new domestic power generation projects, the low capital spending levels in the industrial market in fiscal 2004 had a negative impact on this segment’s revenues. We continued in fiscal 2004 to intensify our efforts to increase our presence in international markets and improve our position in industrial and utility markets through improvements in this segment’s distribution networks. As a result of the increased efforts in the international market, a co-branding and co-operative agreement with Jiangsu Changjiang Electric Group Co., Ltd. of China was signed in fiscal 2004.

The Electrical and Industrial Products Segment ended fiscal 2004 with a backlog of $53.1 million, an increase of 8% as compared to fiscal 2003 backlog of $49.1 million. The backlog continued to be heavily weighted towards the distribution market in fiscal 2004. The backlog was aided by bookings for this segment’s high voltage bus duct product during fiscal 2004. The following table reflects bookings and shipments for the compared periods of fiscal 2004 and 2003.

Backlog Table

(In thousands)

	Period Ending		Period Ending
Backlog	2/28/03	$49,069	2/28/02	$85,331
Bookings		140,210		147,108
Shipments		136,201		183,370
Backlog	2/29/04	$53,078	2/28/03	$49,069
Book to Ship Ratio		1.03		.80

Our Galvanizing Services Segment generated revenues of $47.3 million, a 3% decrease from the prior year’s revenues of $48.5 million. The decline in revenue for fiscal 2004 was created by the increase in steel prices during the fourth quarter, which impacted many of our steel fabrication customers and delayed some scheduled projects. Due to this segment’s broad customer base, and multiple locations, we were able to minimize the impact of the increased steel prices on segment operations.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	2004	2003
	(In thousands)
Segment Operating Income:
Electrical and Industrial Products	$6,363	$14,868
Galvanizing Services	8,642	8,963

Total Segment Operating Income	$15,005	$23,831

Our consolidated operating income decreased 37% to $15 million in fiscal 2004 as compared to $23.8 million in fiscal 2003. Consolidated operating margins as a percent of sales declined in fiscal 2004 to 11% as compared to fiscal 2003 operating margins of 13%. The decline in operating income and margins was the direct result of lower revenues, primarily in the Electrical and Industrial Products Segment, as well as intense competition in both of our segments. We resized our operations in both operating segments to reflect the extremely competitive conditions facing each. The Electrical and Industrial Products Segment generated 42% of the operating income for fiscal 2004, while the Galvanizing Services Segment produced the remaining 58%.

Operating income for the Electrical and Industrial Products Segment declined $8.5 million or 57% for fiscal 2004, to $6.4 million as compared to $14.9 million for fiscal 2003. Operating margins for this segment declined to 7.2% for the current year as compared to 11% for fiscal 2003. The operating profits and margins were significantly impacted by a 34% reductions in revenues coupled with continued price competition within the markets in which these products are sold. While we continued to implement operational efficiencies and cost reductions we could not offset the dramatic reductions in revenues.

Operating income for the Galvanizing Service Segment declined $321,000 or 4% for fiscal 2004, to $8.6 million as compared to $9 million for the prior year. Operating margins were consistent at 18% for the compared periods of fiscal 2004 and 2003. The operating income decline is attributable to a slight reduction in revenues and increased cost for natural gas.

General Corporate Expense

General corporate expenses were $5.9 million for fiscal 2004 and fiscal 2003. As a percentage of sales, general corporate expenses were 4.3% for fiscal 2004 as compared to 3.2% in fiscal 2003. The percentage increase results from a 26% reduction in revenues for fiscal 2004.

Interest expense for fiscal 2004 was $2.4 million, a decrease of 39% as compared to $3.9 million in fiscal 2003. The decrease in interest expense resulted from significant reductions of outstanding debt and record low interest rates on our variable debt instruments. We ended fiscal 2004 with outstanding bank debt of $30.9 million, a decrease of 31% or $13.7 million as compared to the $44.6 million outstanding at the end of fiscal 2003. Our long-term debt to equity ratio improved to .37 to 1 for fiscal 2004 as compared to .60 to 1 for fiscal 2003.

Other (Income) Expense

Other income was recorded in the amount of $193,000 for fiscal 2004 as compared to other expense that was recorded in the amount of $122,000 for fiscal 2003. The other income in 2004 related to gains that were recorded in the amount of $298,000 for the sale of vacant land, which was not specifically identifiable to a segment.

Provision For Income Taxes

The provision for income taxes reflects an effective tax rate of 38% for fiscal 2004 and 2003.

Liquidity and Capital Resources

We have historically met cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, capital improvements, debt repayment and acquisitions. We believe that working capital, borrowing capabilities, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, debt repayment and possible future acquisitions.

Our operating activities generated cash flows of approximately $6.4 million, $15 million, and $22.9 million during fiscal 2005, 2004, and 2003, respectively. Cash flow from operations in fiscal 2005 included net income in the amount of $4.8 million, depreciation and amortization of intangibles and debt issue costs in the amount of $5.9 million, and net changes in operating assets and liabilities and other increases in cash flows from operations of a negative $4.3 million. Due to increased business levels in both our segments, our working capital requirements were increased in fiscal 2005 as compared to fiscal 2004. As a result of the increased levels of business accounts receivable, inventories, revenues in excess of billings, and prepaid and other assets balances increased by $4.5 million, $1.9 million, $2.1 million, and $200,000, respectively in fiscal 2005 over 2004. Accounts receivable days outstanding for fiscal 2005 were 57 days as compared to 58 days in fiscal 2004. Inventory turns were 7.5 times for fiscal 2005 as compared to 7 times in fiscal 2004. The decrease in cash flow from increases in accounts receivable, inventories, and revenue in excess of billings was partially offset by increases in accounts payable and accrued liabilities, and prepaid and other assets in the amount of $2.5 million and $600,000, respectively. Increases in cash flows from changes in deferred tax liabilities, provision for bad debt, and other non-cash transactions accounted for the remaining $1.4 million net change in operating assets and liabilities.

During fiscal 2005, cash flow from operations was used to make capital improvements of $6.6 million and to reduce debt by $1.5 million. The breakdown of capital spending by segment for fiscal 2005, 2004, and 2003 can be found in Note 11 of the Notes to Consolidated Financial Statements. In the fourth quarter of fiscal 2004, we began the implementation of a new ERP system, which is scheduled for completion in fiscal 2006. The capital expenditures in fiscal 2005 were $2.1 million for the ERP system as compared with $860,000 for fiscal 2004, and it is estimated that additional capital outlay of approximately $600,000 will be incurred in fiscal 2006 to complete the implementation. We received proceeds from the sale of property and equipment and proceeds from the exercise of stock options in the total amount of $816,000. There were no cash dividends declared or paid in fiscal 2005, and no resumption of a cash dividend is currently anticipated.

On November 1, 2001, we entered into an Amended and Restated Revolving and Term Loan Credit Agreement (the “2001 Credit Agreement”), which replaced the previous term notes and revolving line of credit. The new agreement included a $40 million term facility and a $45 million revolving credit facility. Since November 1, 2001, the Company amended the 2001 Credit Agreement to reduce the number of banks participating from five to three banks, reduce the Company’s revolving credit facility from $45 million to $20 million, extend the maturity of the revolving line of credit to June 30, 2008, extend the maturity and amortization of the term facility to March 31, 2008, and revise the provisions of various financial covenants. These financial covenants consist of 1) Minimum Consolidated Net Worth 2) Maximum Leverage Ratio and 3) Minimum Fixed Charge Coverage Ratio. As of February 28, 2005, we were in compliance with all debt covenants. The availability under the revolving credit facility is contingent on asset-based collateral of inventories and accounts receivable. At February 28, 2005, we had $17.9 million outstanding under the term note and $11.5 million outstanding under the revolving credit facility. The remaining balance outstanding on the term-loan is payable in quarterly installments of $1.375 million through March 2008. At February 28, 2005, we had approximately $6.8 million of additional credit available under our revolving credit facility.

Borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus the applicable margin for the base rate borrowings for the applicable facility, or the adjusted Eurodollar rate plus the applicable margin for Eurodollar rate borrowings for the applicable facility. The applicable margin is based on the leverage ratio, which was 1.5% at February 28, 2005, and correlated to an interest rate of 4.95% on the hedged portion of the note and 4.30% on the variable portion of the note at February 28, 2005. Additionally, we are obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .25% to .5% on the unused revolving credit facility

We use interest rate protection agreements to moderate the effects of increases, if any, in interest rates by swapping debt from a variable rate to a fixed rate. As of February 28, 2005 we have two outstanding interest rate swaps. Under the first swap agreement (the “1999 Swap Agreement”) which matures in February 2006, we pay a fixed rate of 6.8% in exchange for a variable 30-day LIBOR rate plus 1.25% (3.84% at February 28, 2005). The notional amount of the swap was originally designed to correspond to the maturities of our term debt that was outstanding in 1999, and at February 28, 2005, the remaining notional amount was $1.4 million. Prior to November 2001, this swap was treated as a cash flow hedge of our variable interest rate exposure. However, we refinanced our credit agreement in November 2001 and chose to cease the hedge designation for the 1999 Swap Agreement while keeping it in effect. Since that time, we have been recognizing changes in the fair value of this swap directly in earnings, while amortizing the pretax amount included in accumulated other comprehensive income as additional interest expense. For the fiscal years 2005 and 2004, we amortized $73,000 as additional interest expense for each year and recognized mark to market gains of $102,000 and $130,000, respectively, for subsequent changes in the fair value of this swap. At February 28, 2005, the fair value of the 1999 Swap Agreement was a liability of $19,000, and a loss of $42,000, net of tax, remains in accumulated other comprehensive income to be amortized as additional interest expense.

In conjunction with our debt refinancing in November 2001, we entered into a new interest rate swap (the “2001 Swap Agreement”) as a cash flow hedge of our variable interest expense related to the term note. Under the 2001 Swap Agreement we exchanged interest rate obligations from November 2001 through November 2005, of a fixed rate of 4.95% for a variable 30-day LIBOR rate plus 1.50% (4.25% at February 28, 2005). The notional amount of this swap matures in stages and as of February 28, 2005, the remaining notional amount was $7.5 million and the swap matures in November 2005. To date there has been no ineffectiveness related to the 2001 Swap Agreement. At February 28, 2005, the fair value of the 2001 Swap Agreement was a liability of $21,000, and a loss of $13,000, net of tax, is included in accumulated other comprehensive income.

Given the maturity dates of the interest rate swaps, all amounts included in accumulated other comprehensive income are expected to flow through earnings by the end of fiscal 2006.

Subsequent to February 28, 2005, we entered into a new interest rate protection agreement (the “2005 Swap Agreement”) as a cash flow hedge of the variable interest expense related to the term note. Under the 2005 Swap Agreement we exchange interest rate obligations from March 31, 2005 through March 31, 2008 whereby we pay a fixed rate of 5.95% for a variable 30-day LIBOR plus 1.50% (4.35% at March 31, 2005). The notional amount of the swap matures in stages. The notional amount was $9 million at Mach 31, 2005 and matures on March 31, 2008.

Our current ratio (current assets/current liabilities) was 1.94 to 1 at the end of fiscal 2005, as compared to 1.86 to 1 at the end of fiscal 2004. Shareholder equity grew 9% during fiscal 2005 to $75.3 million or $13.84 (shareholders’ equity/weighted average shares outstanding at February 28, 2005) per share. Long-term debt as a percentage of shareholders’ equity was 32% at the end of fiscal 2005 as compared to 37% at the end of fiscal 2004. The decrease in long-term debt as a percentage of shareholders’ equity was the result of a reduction in debt of $1.5 million and increased shareholders’ equity of $6 million. The funds used for debt repayment came from cash flows generated from operations.

We have not experienced significant impacts on our operations from increases in general inflation other than for specific commodities and employee health care costs. We have exposure to commodity price increases in both segments of our business, primarily zinc in the Galvanizing Services Segment and copper, aluminum and steel in the Electrical and Industrial Products Segment. We attempt to minimize these increases through protective caps purchased on zinc and escalation clauses in customer contracts for copper, aluminum and steel, when market conditions allow. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process and through increases in prices where competitively feasible.

Off Balance Sheet Transactions and Related Matters

There are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships of the Company with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Commitments

	Long-Term Debt	Interest on Long Term Debt	Operating Leases
	(In thousands)
2006	$5,500	$1,275	$1,274
2007	5,500	925	904
2008	5,500	699	311
2009	12,875	182	282
2010			282
Thereafter			470

Total	$29,375	$3,081	$3,523

Long-term debt and letters of credit

As of February 28, 2005, we had outstanding debt in the amount of $29.4 million, which consisted of a $17.9 million term note and $11.5 million outstanding under the revolving credit facility. For further information regarding our long-term debt obligations and interest rate protection agreements see “Liquidity and Capital Resources” above and footnote 10 of the Notes to the Consolidated Financial Statements found on page 38. Maturities of long-term debt and the related interest, which are based on rates as of February 28, 2005, are summarized in the above table.

At November 30, 2004, we had outstanding letters of credit in the amount of $1.7 million. These letters of credit are issued to some customers to cover any potential warranty costs that the customer might incur. In addition, as of February 28, 2005, a warranty reserve in the amount of $1 million has been established to offset any future warranty claims.

Leases

We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of February 28, 2005 are summarized in the above table. Rental expense for real estate and personal property was approximately $2,071,000, $2,060,000, and $2,150,000 for fiscal years ended 2005, 2004 and 2003, respectively, and includes all short-term as well as long-term rental agreements.

Commodity pricing

We manage our exposure to commodity prices in both of our business segments. In the Galvanizing Services Segment, we utilize agreements with zinc suppliers that include protective caps. These agreements typically are negotiated in December of each year and normally are for a twelve-month period of time. We also secure firm pricing for natural gas supplies with individual utilities when possible. There are no contracted volume purchase commitments associated with the zinc or natural gas agreements. Management believes these agreements ensure adequate supplies and partially offset exposure to commodity price swings. In the Electrical and Industrial Products Segment, we have exposure to commodity pricing for copper, aluminum, and steel. Because the Electrical and Industrial Products Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses in our customer’s contracts, although during difficult market conditions these escalation clauses may not be readily obtainable. We do not have contracted purchase commitments for any other commodity items including steel, aluminum, natural gas, zinc, or copper or other commodities.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe reasonable under the circumstances, and form the basis for our conclusions. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition and impairment of long-lived assets, identifiable intangible assets and goodwill. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements

Allowance for Doubtful Accounts- The carrying value of our accounts receivable is continually evaluated based on the likelihood of collection. An allowance is maintained for estimated losses resulting from our customer’s inability to make required payments. The allowance is determined by historical experience of uncollected accounts, the level of past due accounts, overall level of outstanding accounts receivables, information about specific customers with respect of their inability to make payments and future expectations of conditions that might impact the collectibility of accounts receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accruals for Contingent Liabilities- The amounts we record for estimated claims, such as self insurance programs, warranty and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience, as well as other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than we estimate.

Revenue Recognition- We recognize revenue for the Galvanizing Services Segment upon completion of the galvanizing process performed on the customers’ material or shipment of this material. Revenue is recognized for the Electrical and Industrial Products Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting for electrical products built to customer specifications under long term contracts. Deferred revenue presented in the balance sheet arises from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to estimated total contract costs at completion. Contract costs include direct labor and material, and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.

Impairment of Long-Lived Assets, Identifiable Intangible Assets and Goodwill- We record impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment losses on a long-lived assets are measured based on the excess of the carrying amount over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. A significant change in events, circumstances or projected cash flows could result in an impairment of long-lived assets, including identifiable intangible assets.

Due to depressed cyclical demand, certain operations of the Electrical and Industrial Products Segment have been operating at approximately break-even levels. We believe our operating plans to increase market share and improve operating efficiencies, and a recovery in the cyclical demand for products will improve these operations performance. However, should demand deteriorate further, we could be required to recognize an impairment.

An annual impairment test of goodwill is performed in the fourth quarter of each year. The test is calculated using the anticipated future cash flows from our operating segments. Based on the present value of the future cash flow, we will determine whether impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years.

Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs; and availability of experienced labor and management to implement our growth strategies.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment, which will revise FASB Statement No. 123, Accounting for Stock-based Compensation and supersedes APB No. 25 Accounting for Stock Issued to Employees. FAS 123R will be effective for the Company’s first quarter of fiscal 2007. FAS 123R will require that compensation cost be recognized in the financial statements not only for new awards but for previously granted awards that are not fully vested on the adoption date. We are still evaluating the provisions of FAS 123R; however, we believe the effects should be relatively consistent with the pro forma net income and earnings per share data we have disclosed on page 31 of Note 1 to the consolidated financial statements

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk affecting our operations results primarily from changes in interest rates and commodity prices. We have only limited involvement with derivative financial instruments and are not a party to any leveraged derivatives.

We manage our exposures to changes in interest rates by optimizing the use of variable and fixed rate debt. We had approximately $21.875 million of variable rate borrowings at February 28, 2005 after hedges. On our variable interest rate borrowings, a one percent upward or downward change in interest rates would equate to an approximate $219,000 increase or decrease to interest expense. In February 1999, we entered into an interest rate protection agreement, (the “1999 Swap Agreement”) which matures in February 2006, whereby we pay a fixed rate of 6.8% in exchange for a variable 30-day LIBOR rate plus 1.25% (3.84% at February 28, 2005). The notional amount of the swap was originally designed to correspond to the maturities of our term debt that was outstanding in 1999, and at February 28, 2005, the remaining notional amount was $1.4 million. Prior to November 2001, this swap was treated as a cash flow hedge of our variable interest rate exposure. However, we refinanced our credit agreement in November 2001 and chose to cease its hedge designation for the 1999 Swap Agreement while not terminating the swap agreement. Since that time, we have been recognizing changes in the fair value of this swap directly in earnings, while amortizing the pretax amount included in accumulated other comprehensive income as additional interest expense. For the fiscal years 2005 and 2004, we amortized $73,000 as additional interest expense for each year and recognized mark-to-market gains of $102,000 and $130,000, respectively, for subsequent changes in the fair value of this swap. At February 28, 2005, the fair value of the 1999 Swap Agreement was a liability of $19,000, and a loss of $42,000, net of tax, remains in accumulated other comprehensive income to be amortized as additional interest expense.

In conjunction with the debt refinancing in November 2001, we entered into a new interest rate swap (the “2001 Swap Agreement”) as a cash flow hedge of variable interest expense related to the term note. Under the 2001 Swap Agreement we exchanged interest rate obligations from November 2001 through November 2005, of a fixed rate of 4.95% for a variable 30-day LIBOR rate plus 1.50% (4.25% at February 28, 2005). The notional amount of this swap matures in stages and as of February 28, 2005, the remaining notional amount was $7.5 million and matures in November 2005. To date there has been no ineffectiveness related to the 2001 Swap Agreement. At February 28, 2005, the fair value of the 2001 Swap Agreement was a liability of $21,000, and a loss of $13,000, net of tax, is included in accumulated other comprehensive income.

Given the maturity dates of these two interest rate swaps, all amounts included in accumulated other comprehensive income are expected to flow through earnings by the end of fiscal 2006.

Subsequent to February 28, 2005, we entered into a new interest rate protection agreement (the “2005 Swap Agreement”) as a cash flow hedge of variable interest expense related to our term note. Under the 2005 Swap Agreement we exchanged interest rate obligations from March 31, 2005 through March 31, 2008 of a fixed rate of 5.95% for a variable 30-day LIBOR plus 1.50% (4.35% at March 31, 2005). The notional amount of the swap matures in stages. The notional amount was $9 million at March 31, 2005 and matures on March 31, 2008.

We manage our exposures to commodity prices, primarily zinc used in its Galvanizing Services Segment, by utilizing agreements with zinc suppliers that include protective caps to guard against rising commodity prices. We believe these agreements ensure adequate supplies and partially offset exposure to commodity price swings. In the Electrical and Industrial Segment, we have exposure to commodity pricing for copper, aluminum, and steel. Increases in price for these items are normally managed through escalation clauses to our customer’s contracts, although during difficult market conditions these escalation clauses may not be readily obtainable.

We do not believe that a hypothetical change of 10% of the interest rate currently in effect or a change of 10% of commodity prices would have a significantly adverse effect on our results of operations, financial position, or cash flows. However, there can be no assurance that either interest rates or commodity prices will not change in excess of that hypothetical amount.

Item 8. Financial Statements and Supplementary Data

The index to our Consolidated Financial Statements is found on page 22. Our Financial Statements and Notes to these Consolidated Financial Statements follow the index.

Item 9. Disagreements on Accounting and Financial Disclosure

No changes in accountants or disagreements with accountants on accounting and/or financial disclosure have arisen.

Item 9a. Controls and Procedures

As of February 28, 2005, an evaluation was performed by management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures. Management necessarily applied its judgement in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Based on that evaluation, our CEO and CFO concluded that the Company’s disclosures controls and procedures were effective in timely alerting them to material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in assuring the Company that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

We are in the process of implementing an enterprise resource system (“ERP” system) developed by Oracle to replace our legacy computer system and are making appropriate changes to internal controls and procedures as the implementation progresses. Other than the changes required by the implementation of the Oracle ERP system, none of which materially impaired or significantly altered the effectiveness of our internal controls and procedures over financial reporting, there were no material changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

While we believe that its existing disclosure controls and procedures have been effective to accomplish their objectives, we intend to continue to examine, refine and document its disclosures controls and procedures and to monitor ongoing developments in this area. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company has been detected.

PART III

Item 10. Directors and Executive Officers

The information required by this item with regard to executive officers is included in Part I, Item 1 of this report under the heading “Executive Officers of the Registrant.”

Information regarding directors of AZZ required by this Item is incorporated be reference to the section entitled “Election of Directors” set forth in our Proxy Statement for our 2005 Annual Meeting of Shareholders.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in our Proxy Statement for its 2005 Annual Meeting of Shareholders.

Information regarding our audit committee financial experts and code of ethics and business conduct required by this item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in our Proxy Statement for its 2005 Annual Meeting of Shareholders.

No director or nominee for director has any family relationship with any other director or nominee or with any executive officer of our company.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership—Fees Paid to Directors” set forth in our Proxy Statement for its 2005 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership—Security Ownership of Management” set forth in our Proxy Statement for its 2005 Annual Meeting of Shareholders.

Equity Compensation Plans

The following table provides a summary of information as of February 28, 2005, relating to our equity compensation plans in which our common stock is authorized for issuance.

Equity Compensation Plan Information

	(a) Number of shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity compensation plans approved by shareholders (1)	684,089	(3)	$15.53	60,232	(2)

Total	684,089		$15.53	60,232

(1)	Consists of the 2001 Long-Term Incentive Plan, the 1998 Incentive Stock Option Plan, the 1997 Non-Statutory Stock Option Grants, and the 1991 Non Statutory Stock Option Plan. See Note 9, “Stock Options and Other Shareholder Matters” to our “Notes to Consolidated Financial Statements” for further information found on page 35.
(2)	Consists of shares remaining available for future issuance under the 2001 Long-Term Incentive Plan of 32,732 shares and the 1997 Non Statutory Stock Option Grants of 27,500 shares.
(3)	The average term of outstanding options is 5.2 years.

Description of Other Plans for the Grant of Equity Compensation

The following are plans under which shares of our Common Stock have been reserved for issuance as compensation to our Independent Directors and Advisory Directors. The shares covered by those plans are not included in the table above on equity compensation plans because they do not provide for options, warrants or rights.

1999 Independent Director Share Ownership Plan

On January 19, 1999, the Board of Directors established the 1999 Independent Director Share Ownership Plan (as amended, the “Independent Director Plan”). Each independent Directors was granted 500 shares of our Common Stock after each annual meeting of the shareholders, beginning with the 1999 Annual Meeting and continuing until the 2004 Annual Meeting, at which time the number of shares granted increased to 1,000 shares, after which he continued to serve as director. Also, under the Plan, each newly elected independent Director who has not previously served on the Board is granted such number of shares as the Board of Directors may deem appropriate, but not less than 1,000 shares of Common Stock or, if less, Common Stock having a value of $15,000. Grants under the Independent Director Plan terminate as to each Independent Director when a total of 5,000 shares have been granted to him or her. During their tenure on the Board of Directors, each Director is to retain a number of shares equal to at least one-half the number of shares granted pursuant to the Independent Director Plan. A total of 50,000 shares were covered by the Plan, of which 21,000 shares remain available under the Plan at February 28, 2005.

2000 Advisory Director Share Ownership Plan

On March 28, 2000, the Board of Directors established the 2000 Advisory Director Share Ownership Plan (the “Advisory Director Plan”). Under that Plan, Advisory Directors receive a grant of 500 shares of Common Stock of the Company after each annual shareholders meeting after which they continue to serve as an Advisory Director until they receive a total of 5,000 shares, including shares received while serving as an active member of the Board of Directors. A total of 10,000 shares were covered by the Plan, of which, 6,500 shares remain available under the Plan at February 28, 2005. The Board has no Advisory Directors at the present time and has no plans to add Advisory Directors in the future.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions” set forth in our Proxy Statement for our 2005 Annual Meeting of Shareholders.

PART IV

Item 14. Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the sections entitled “Other Business—Independent Auditor Fees” and “Other Business—Pre-approval of Nonaudit Fees” set forth in our Proxy Statement for our 2005 Annual Meeting of Shareholders.

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

B. Exhibits Required by Item 601 of Regulation S-K

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits beginning on page 44, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AZZ has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

AZZ incorporated (Registrant)

Date: 5/25/2005	By:	/s/ DAVID H. DINGUS
David H. Dingus, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

/s/ DAVID H. DINGUS David H. Dingus, Principal Executive Officer and Director	/s/ DANA L. PERRY Dana L. Perry, Principal Financial Officer and Director

DANIEL R. FEEHAN* Daniel R. Feehan, Director	/s/ RICHARD BUTLER Richard Butler, Vice President and Controller, Principal Accounting Officer

MARTIN C. BOWEN* Martin C. Bowen, Director	R. J. SCHUMACHER* R. J. Schumacher, Director

DANIEL E. BERCE* Daniel E. Berce, Director	DR. H. KIRK DOWNEY* Dr. H. Kirk Downey, Chairman of the Board and Director

/s/ DANA L. PERRY *Dana L. Perry, Attorney-in-Fact	KEVERN R. JOYCE* Kevern R. Joyce, Director

ROBERT H. JOHNSON* Robert H. Johnson, Director	SAM ROSEN* Sam Rosen, Director

*	By Dana L. Perry, his agent and attorney-in-fact.

I ndex to Consolidated Financial Statements and Schedules

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

AZZ incorporated

We have audited the accompanying consolidated balance sheets of AZZ incorporated as of February 28, 2005 and February 29, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15A.2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AZZ incorporated at February 28, 2005 and February 29, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Fort Worth, Texas

March 31, 2005

AZZ incorporated

CONSOLIDATED STATEMENTS OF INCOME

Years ended February 28, 2005, February 29, 2004 and February 28, 2003

	2005	2004	2003
Net sales	$152,427,904	$136,200,541	$183,369,858
Costs and expenses:
Cost of sales	123,903,334	110,213,626	145,050,994
Selling, general, and administrative	19,622,388	17,138,095	20,553,397
Net (gain) loss on sale of property, plant and equipment	35,187	(275,421)	10,412
Interest expense	1,636,884	2,407,157	3,944,795
Other income	(344,045)	(249,220)	(243,607)
Other expenses	167,645	88,709	158,468

	145,021,393	129,322,946	169,474,459

Income before income taxes	7,406,511	6,877,595	13,895,399

Income tax expense	2,594,496	2,614,405	5,280,252

Net income	$$4,812,015	$$4,263,190	$8,615,147

Earnings per common share:
Basic	$.88	$.80	$1.63

Diluted	$.87	$.79	$1.63

Weighted average common shares	5,444,180	5,347,150	5,279,514
Weighted average common shares and potentially diltive common shares	5,516,679	5,397,198	5,300,043

See accompanying notes.

AZZ incorporated

CONSOLIDATED BALANCE SHEETS

February 28, 2005 and February 29, 2004

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$516,828	$1,444,982
Accounts receivable, net of allowance for doubtful accounts of $1,362,000 in 2005 and $1,005,000 in 2004	25,939,544	21,897,263
Inventories	19,605,778	17,678,916
Costs and estimated earnings in excess of billings on uncompleted contracts	2,472,139	236,368
Deferred income taxes	1,971,617	1,606,388
Prepaid expenses and other	656,618	848,961

Total current assets	51,162,524	43,712,878

Property, plant, and equipment, at cost:
Land	2,225,058	1,724,714
Buildings and structures	27,967,319	27,804,858
Machinery and equipment	35,314,216	33,049,076
Furniture and fixtures	6,702,798	3,752,555
Automotive equipment	1,733,435	1,795,497
Construction in progress	919,788	1,793,097

	74,862,614	69,919,797
Less accumulated depreciation	(39,551,082)	(35,718,525)

Net property, plant, and equipment	35,311,532	34,201,272

Goodwill	40,962,104	40,962,104
Other assets	1,199,036	1,150,241

	$128,635,196	$120,026,495

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,488,100	$9,985,612
Income tax payable	80,545	129,925
Accrued salaries and wages	2,748,002	2,041,573
Other accrued liabilities	4,122,371	4,629,355
Deferred revenue	1,246,225	1,184,943
Billings in excess of costs and estimated earnings on uncompleted contracts	138,363	32,395
Long-term debt due within one year	5,500,000	5,500,000

Total current liabilities	26,323,606	23,503,803

Long-term debt due after one year	23,875,000	25,375,000

Deferred income taxes	3,117,413	1,850,133

Commitments and Contingencies

Shareholders’ equity:
Common stock, $1 par value; 25,000,000 shares authorized; 6,304,580 shares issued at February 28, 2005 and February 29, 2004	6,304,580	6,304,580
Capital in excess of par value	14,114,153	13,956,016
Retained earnings	62,430,419	57,618,403
Cumulative other comprehensive income (loss)	(55,486)	(324,306)
Less common stock held in treasury, at cost (803,679 shares in 2005 and 887,744 shares in 2004)	(7,474,489)	(8,257,134)

Total shareholders’ equity	75,319,177	69,297,559

	$128,635,196	$120,026,495

See accompanying notes.

AZZ incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended February 28, 2005, February 29, 2004 and February 28, 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$4,812,015	$4,263,190	$8,615,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,492,439	5,605,611	6,128,545
Amortization	160,437	125,439	427,438
Non-cash compensation expense	125,000	38,400	84,700
Non-cash interest expense	219,619	410,006	505,126
Provision for doubtful accounts	495,037	378,709	408,885
Deferred income tax expense (benefit)	735,869	566,281	763,855
Net (gain) loss on sale of property, plant and equipment	35,187	(275,421)	10,412
Effects of changes in operating assets and liabilities:
Accounts receivable	(4,537,320)	6,609,717	3,633,152
Inventories	(1,926,861)	917,242	4,740,070
Prepaid expenses and other assets	(236,508)	(323,006)	(11,152)
Net change in billings related to costs and estimated earnings on uncompleted contracts	(2,129,803)	2,211,370	1,697,507
Accounts payable	2,502,488	(1,522,122)	(5,642,829)
Other accrued liabilities and income taxes	646,349	(4,042,823)	1,566,335

Net cash provided by operating activities	6,393,948	14,962,593	22,927,191

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	11,300	724,987	17,481
Purchases of property, plant and equipment	(6,649,185)	(3,644,668)	(3,958,611)

Net cash used in investing activities	(6,637,885)	(2,919,681)	(3,941,130)

Cash flows from financing activities:
Proceeds from revolving loan	16,000,000	4,000,000	8,500,000
Payments on revolving loan	(12,000,000)	(11,000,000)	(17,500,000)
Payments on long-term debt	(5,500,000)	(6,675,000)	(10,045,000)
Proceeds from exercise of stock options	815,783	1,093,241	304,892

Net cash provided by (used in) financing activities	(684,217)	(12,581,759)	(18,740,108)

Net increase (decrease) in cash and cash equivalents	(928,154)	(538,847)	245,953
Cash and cash equivalents at beginning of year	1,444,982	1,983,829	1,737,876

Cash and cash equivalents at end of year	$516,828	$1,444,982	$1,983,829

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,438,402	$2,087,567	$3,535,073
Income taxes	$1,835,499	$1,323,446	$4,680,157

See accompanying notes.

AZZ incorporated

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended February 28, 2005, February 29, 2004 and February 28, 2003

	Common Stock		Capital in excess of par value	Retained earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balance at February 28, 2002	6,304,580	6,304,580	13,689,392	44,740,066	(241,123)	(9,741,660)	54,751,255
Exercise of stock options	—	—	80,455	—	—	224,437	304,892
Stock compensation	—	—	33,495	—	—	51,205	84,700
Federal income tax deducted on stock options	—	—	36,997	—	—	—	36,997
Comprehensive income:
Net income	—	—	—	8,615,147	—	—	8,615,147
Other comprehensive income, net of tax:
Unrealized loss on market value of interest rate swaps, net of $235,521 of income tax	—	—	—	—	(384,271)	—	(384,271)

Comprehensive income							8,230,876

Balance at February 28, 2003	6,304,580	$6,304,580	$13,840,339	$53,355,213	$(625,394)	$(9,466,018)	$63,408,720
Exercise of stock options	—	—	(83,058)	—	—	1,176,299	1,093,241
Stock compensation	—	—	5,815	—	—	32,585	38,400
Federal income tax deducted on stock options	—	—	192,920	—	—	—	192,920
Comprehensive income:
Net income	—	—	—	4,263,190	—	—	4,263,190
Other comprehensive income, net of tax:
Unrealized gain on market value of interest rate swaps, net of $184,537 of income tax	—	—	—	—	301,088	—	301,088

Comprehensive income							4,564,278

Balance at February 29, 2004	6,304,580	$6,304,580	$13,956,016	$57,618,403	$(324,306)	$(8,257,134)	$69,297,559
Exercise of stock options	—	—	30,253			708,165	738,418
Stock compensation	—	—	50,520			74,480	125,000
Federal income tax deducted on stock options	—	—	77,364				77,364
Comprehensive income:
Net income	—	—		4,812,015			4,812,015
Other comprehensive income, net of tax:
Unrealized loss on market value of interest rate swaps, net of $166,181 of income tax	—	—			268,821		268,821

Comprehensive income							5,080,836

Balance at February 28, 2005	6,304,580	$6,304,580	$14,114,153	$62,430,419	$(55,486)	$(7,474,489)	$75,319,177

See accompanying notes.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Organization—AZZ incorporated (the Company) operates primarily in the United States. Information about the Company’s operations by segment is included in Note 11 to the consolidated financial statements.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s diversity by virtue of two operating segments, the number of customers, and the absence of a concentration of trade accounts receivable in a small number of customers. The Company performs continual evaluations of the collectibility of trade accounts receivable and reserve for doubtful accounts based upon historical losses, economic conditions and customer specific events. After all collection efforts are exhausted and the account is deemed uncollectable, it is written off against the allowance for doubtful accounts. The Company’s net credit losses in 2005, 2004 and 2003 were approximately $138,000, $141,000 and $400,000, respectively. Collateral is usually not required from customers as a condition of sale.

Revenue recognition—The Company recognizes revenue for the Galvanizing Services Segment upon completion of galvanizing services or shipment of product. Revenue for the Electrical and Industrial Products Segment is recognized upon transfer of title and risk to customer, or based upon the percentage-of-completion method of accounting for electrical products built to customer specifications under long-term contracts. The extent of progress for revenue recognized using the percentage-of-completion method is measured by the ratio of contract costs incurred to date to estimated total contract costs at completion. Costs and estimated earnings in excess of related billings on uncompleted contracts are recorded as current assets and billings in excess of costs and estimated earnings on uncompleted contracts are recorded as current liabilities. Contract costs include all direct material and labor, and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are estimable.

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

Impairment of long-lived assets, identifiable intangible assets and goodwill—The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. For goodwill, effective March 1, 2002, the Company performs an annual impairment test in the fourth quarter of each year or as indicators are present in accordance with SFAS No. 142.

Debt issue costs—Debt issue costs, included in other assets, are amortized using the effective interest rate method over the term of the debt. Debt origination costs, net of accumulated amortization, were $380,000, $479,000, and $601,000 for 2005, 2004 and 2003 respectively.

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

	2005	2004	2003
	(In thousands except per share amounts)
Reported net income	$4,812	$4,263	$8,615
Recognized Compensation, net of tax	95	38	85
Compensation expense per SFAS No. 123, net of tax	(419)	(748)	(1,056)

Pro forma net income for SFAS No. 123	$4,488	$3,553	$7,644

Reported earnings per common share:
Basic	$.88	$.80	$1.63
Diluted	$.87	$.79	$1.63

Compensation expense per SFAS No 123:
Basic	$(.06)	$(.14)	$(.18)
Diluted	$(.06)	$(.14)	$(.19)

Pro forma earnings per common share:
Basic	$.82	$.66	$1.45
Diluted	$.81	$.65	$1.44

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

Financial instruments—The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, long-term debt and interest rate swaps. The fair value of financial instruments approximate their carrying value. The Company utilizes interest rate swaps to manage variable interest rate risk associated with portions of its long-term debt. The fair value of interest rate swap agreements is based on quotes obtained from financial institutions. Information about the Company’s swap agreements is included in Note 10 to the consolidated financial statements.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warranty reserves—Within other accrued liabilities, a reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products. Management periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products is made on the basis of the Company’s historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following is a roll-forward of amounts accrued for warranty reserves:

Warranty Reserve
(in thousands)
Balance at February 28, 2003	$1,211
Warranty costs incurred	(1,020)
Additions charged to income	688

Balance at February 28, 2004	879
Warranty costs incurred	(876)
Additions charged to income	1,002

Balance at February 28, 2005	$1,005

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Shared-Based Payment which will revise FASB Statement No. 123, Accounting for Stock-based Compensation and supersedes APB No. 25 Accounting for Stock Issued to Employees. FAS 123R will be effective on the Company’s first quarter of fiscal 2007. FAS 123R will require that compensation cost be recognized in the financial statements not only for new awards: but for previously granted awards that are not fully vested on the adoption date. The Company is still evaluating the provisions of FAS 123R; however, it believes the effects should be relatively consistent with the pro forma net income and earnings per share data it has disclosed above in page of—of Note 1 to the consolidated financial statements

2. Inventories

Inventories consist of the following:

	2005	2004
	(In thousands)
Raw materials	$9,248	$7,855
Work-in-process	8,732	8,578
Finished goods	1,626	1,246

	$19,606	$17,679

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	2005	2004
	(In thousands)
Costs incurred on uncompleted contracts	$20,854	$15,595
Estimated earnings	6,067	4,734

	26,921	20,329
Less billings to date	24,587	20,125

	$2,334	$204

The amounts noted above are included in the accompanying consolidated balance sheet under the following captions:

	2005	2004
	(In thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$2,472	$236
Billings in excess of costs and estimated earnings on uncompleted contracts	(138)	(32)

	$2,334	$204

4. Other accrued liabilities

Other accrued liabilities consist of the following:

	2005	2004
	(In thousands)
Accrued warranty	$1,005	$879
Group medical insurance	525	940
Interest rate swaps	39	504
Other	2,553	2,306

	$4,122	$4,629

5. Employee benefit plans

The Company has a trusteed profit sharing plan and 401(k) covering substantially all of its employees. Under the provisions of the plan, the Company contributes amounts as authorized by the Board of Directors. Total contributions to the profit sharing plan, which included the Company’s 401(K) matching were $488,000 for 2005, $534,000 for 2004, and $678,000 for 2003.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income taxes

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset are as follows:

	2005	2004
	(In thousands)
Deferred income tax liabilities:
Depreciation methods and property basis differences	$(1,691)	$(989)
Other assets	(1,426)	(1,240)

Total deferred income tax liabilities	(3,117)	(2,229)

Deferred income tax assets:
Employee related items	331	380
Inventories	241	274
Accrued warranty	382	195
Accounts receivable	513	377
Interest rate swaps	33	199
Other	472	560

Total deferred income tax assets	1,972	1,985

Net deferred income tax liabilities	$(1,145)	$(244)

The provision for income taxes consists of:

	2005	2004	2003
	(In thousands)
Federal:
Current	$1,713	$1,972	$3,882
Deferred	692	495	656
State:
Current	146	75	635
Deferred	43	72	107

	$2,594	$2,614	$5,280

A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows:

	2005	2004	2003
Statutory federal income tax rate	34.0%	34.0%	34.0%
Expenses not deductible for tax purposes	1.0	.7	.1
State income taxes, net of federal income tax benefit	2.5	1.8	3.0
Other	(2.5)	1.5	.9

Effective income tax rate	35.0%	38.0%	38.0%

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company completed its annual impairment analysis of goodwill as required by SFAS No. 142 and determined that there was no impairment of goodwill as of December 31, 2004.

In addition to other miscellaneous assets, the Company classifies its intangible assets other than goodwill in other assets on the consolidated balance sheet.

Intangible assets consisted of the following:

	2005	2004
	(In thousands)
Debt issue costs	$1,596	$1,475
Non-compete agreements	1,183	883
Acquired backlog	302	302
Other	204	204

	3,285	2,864
Less accumulated amortization	2,117	1,737

	$1,168	$1,127

Accumulated amortization related to debt issue costs, non-compete agreements, acquired backlog and other were $1,215,000, $408,000, $302,000 and $192,000, respectively, at February 28, 2005 and $996,000, $261,000, $302,000 and $178,000, respectively, at February 29, 2004.

The Company recorded amortization expenses for Fiscal 2005 in the amount of $380,000. The following table projects the estimated amortization expense for the five succeeding fiscal years and thereafter.

(In thousands)
2006	$351
2007	274
2008	179
2009	135
2010	77
Thereafter	151

Total	$1,167

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Earnings per share

Basic earnings per share is based on the weighted average number of shares outstanding during each year. Diluted earnings per share were similarly computed but have been adjusted for the dilutive effect of the weighted average number of stock options outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	2005	2004	2003
	(In thousands, except share and per share amounts)
Numerator:
Net income for basic and diluted earnings per common share	$4,812	$4,263	$8,615

Denominator:
Denominator for basic earnings per common share - weighted-average shares	5,444,180	5,347,150	5,279,514

Effect of dilutive securities:
Stock options	72,499	50,048	20,529

Denominator for diluted earnings per common share - adjusted weighted - average shares	5,516,679	5,397,198	5,300,043

Basic earnings per common share	$.88	$.80	$1.63

Diluted earnings per common share	$.87	$.79	$1.63

Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. At the end of fiscal years 2005, 2004 and 2003, there were 421,910, 443,160, and 493,084, stock options, respectively, outstanding with exercise prices greater than the average market price of common shares.

9. Stock options and other shareholder matters

During fiscal 2002, the Company adopted the AZZ incorporated 2001 Long-Term Incentive Plan (“2001 Plan”). The purpose of the 2001 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors restricted stock and options to purchase common stock of the Company. The maximum number of shares that may be issued under the 2001 Plan is 750,000 shares. In conjunction with the adoption of the 2001 Plan, all options still available for issuance under pre-existing option plans were terminated. At February 28, 2005, 580,973 options were outstanding under the 2001 Plan of which 424,762 were vested and exercisable at prices ranging from $8.43 to $24.25 per share. Options under the 2001 Plan vest from immediately upon issuance to ratably over a period of three to five years and expire at various dates through March 2013.

In addition to the 2001 Plan, the Company has options that were issued but not exercised under the 1991 Incentive Stock Option Plan (the “1991 ISO Plan”) and the 1998 Incentive Stock Option Plan, (the “1998 ISO Plan”). Due to the adoption of the 2001 Plan, there are no remaining shares available for issuance under the 1991 ISO Plan or the 1998 ISO Plan. The period during which options could be issued for the 1991 ISO Plan expired prior to the adoption of the 2001 Plan but some options previously granted under the 1991 ISO Plan remain exercisable. At February 28, 2005, there were 62,616 options outstanding under these plans of which 62,616 options were vested and exercisable at price of $17.84 per share. Options under this plan vest from immediately upon issuance to ratably over a period of five years and expire at various dates through March 2006.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the 2001 Plan, the Company has options that were issued but not exercised under the 1991 Non-Statutory Stock Option Plan, (the “1991 NSO Plan”) and the 1997 Non-Statutory Stock Option Grants, (the “1997 Grants”). The maximum number of shares that may be issued under these plans were 157,500 shares for the 1991 NSO Plan and 70,000 shares for the 1997 Grants, prior to the adoption of the 2001 Plan. The period during which options could be issued under the 1991 NSO Plan expired prior to the adoption of the 2001 Plan but some options previously granted under the 1991 NSO Plan remain exercisable. At February 28, 2005, 40,500 options were outstanding under these plans and grants all of which were vested and exercisable at prices ranging from $11.125 to $16.88 per share. Options under these plans and grants expire at various dates through November 2007.

In February 2000, the Company entered into an agreement with its financial public relations firm to issue 70,000 stock options in exchange for services received and to be received. These options vested over a period of eighteen months contingent upon the achievement of certain performance measures. As of February 28, 2001, 38,500 options had vested under this plan and the remaining 31,500 unvested options were to vest in three separate groups over six months following February 28, 2001 contingent upon the Company meeting certain performance goals. During fiscal 2002 an additional 19,250 shares vested under this plan with 7,000 of the vested shares being exercised in fiscal 2002. In August 2001, the Company amended the February 2000 plan to allow for the remaining 12,250 unvested options to vest over an additional eighteen-month period contingent upon the achievement of certain performance measures. As of February 28, 2003, the 12,250 unvested options expired unvested. During fiscal 2005, 31,500 of these options were exercised with the remaining 19,250 of vested options expired. As of February 28, 2005 there were no options outstanding under this agreement.

During fiscal 2005, 2004 and 2003, the Company granted its directors and advisory directors 8,000, 3,500, and 5,500 shares of the Company’s common stock, respectively. Stock compensation expense was recognized with regard to these grants in the amount of $125,000 for fiscal 2005, $38,000 for fiscal 2004, and $85,000 for fiscal 2003.

On April 7, 2004, the Company implemented Stock Appreciation Rights Plans for its key employees and directors. The purpose of the Plans are to enable the Company to attract and retain qualified key employees and directors by offering to them the opportunity to share in increases in the value of the Company to which they contribute. On April 7, 2004, the Company granted 83,120 rights under the 2004 Stock Appreciation Rights Plan. All rights which have not previously accelerated due to events such as death or disability will vest on the Company’s earnings release date for the fiscal year ended February 28, 2007. The value of each vested right will be paid in cash and such value, for rights vesting on the Company’s earnings release date for the fiscal year ended February 28, 2007, shall be equal to the excess, if any, (i) of the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the public release of financial results for the period ended February 28, 2007, over (ii) the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following April 15, 2004, which was $15.45 per share. To determine the cash payment, the number of Stock Appreciation Rights granted to each participant will be multiplied by the excess in the average stock price. The value of rights vesting before the normal vesting date will be measured by reference to the price of the Common Stock during a period at or near the accelerated vesting date. The Company has recognized $21,000 for compensation expense related to the Stock Appreciation Rights Plans.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity and related information is as follows:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	786,246	$15.29	595,069	$17.71	348,200	$17.67
Granted	—	—	354,251	9.02	301,927	17.32
Exercised	(76,065)	9.71	(126,348)	8.65	(24,107)	12.65
Forfeited	(26,092)	19.74	(36,726)	16.75	(30,951)	17.40

Outstanding at end of year	684,089	$15.53	786,246	$15.29	595,069	$17.71

Exercisable at end of year	527,878	$16.27	553,049	$15.97	450,110	$17.04

Weighted average fair value for the fiscal year indicated of options granted during such year		N/A		$3.51		$6.37

The following table summarizes additional information about stock options outstanding at February 28, 2005.

Range of Exercise Prices	Total Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Currently Exercisable	Weighted Average Exercise Price
$8.43-$13.10	244,179	6.7	$9.57	142,479	$9.58
$15.40-$19.80	351,146	3.6	$17.47	314,386	$17.50
$24.25	88,764	6.3	$24.25	71,013	$24.25

$8.43-$24.25	684,089	5.2	$15.53	527,878	$16.27

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

As of February 28, 2005, the Company has approximately 744,321 and 17,951,099 shares, respectively reserved for future issuance under the stock option plans and the shareholder rights plan.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Long-term debt

Long-term debt consists of the following:

	2005	2004
	(In thousands)
Term note payable to bank, due in quarterly installments of $1,375,000 through March 2008	$17,875	$23,375
Revolving line of credit with bank, due November 2005	11,500	7,500

	29,375	30,875
Less amount due within one year	5,500	5,500

	$23,875	$25,375

On November 1, 2001, the Company entered into an Amended and Restated Revolving and Term Loan Credit Agreement (the “2001 Credit Agreement”), which replaced the previous term notes and revolving line of credit. The new agreement included a $40 million term facility and a $45 million revolving credit facility. Since November 1, 2001, the Company amended the 2001 Credit Agreement to reduce the number of banks participating from five to three banks, reduce the Company’s revolving credit facility from $45 million to $20 million, extended the maturity of the revolving line of credit to June 30, 2008, extended the maturity and amortization of the term facility to March 31, 2008, and revise the provisions of various financial covenants. These financial covenants consist of 1) Minimum Consolidated Net Worth 2) Maximum Leverage Ratio and 3) Minimum Fixed Charge Coverage Ratio. As of February 28, 2005, the Company was in compliance with all debt covenants. The availability under the revolving credit facility is contingent on asset-based collateral of inventories and accounts receivables. At February 28, 2005, the Company had $17.875 million outstanding under the term note and $11.5 million outstanding under the revolving credit facility. The remaining balance outstanding on the term-loan is payable in quarterly installments of $1.375 million through March 2008. At February 28, 2005, the Company had approximately $6.8 million of additional credit available under the revolving credit facility.

Borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus the applicable margin for the base rate borrowings for the applicable facility, or the adjusted Eurodollar rate plus the applicable margin for Eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio, The applicable was 1.5% at February 28, 2005, and correlated to an interest rate of 4.95% on the hedged portion of the note after hedging and 4.30% on the variable portion of the note at February 28, 2005. Additionally, the Company is obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .25% to .5% on the unused revolving credit facility.

Maturities of long-term debt are as follows (in thousands):

2006	$5,500
2007	5,500
2008	5,500
2009	12,875

$29,375

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company utilizes interest rate protection agreements to moderate the effects of increases, if any, in interest rates by modifying the characteristics of its interest obligations on long-term debt from a variable rate to a fixed rate. Presently, the Company has two outstanding interest rate swaps. In February 1999, the Company entered into an interest rate protection agreement, (the “1999 Swap Agreement”) which matures in February 2006, whereby the Company pays a fixed rate of 6.8% in exchange for a variable 30-day LIBOR rate plus 1.25% (3.84% at February 28, 2005). The notional amount of the swap was originally designed to correspond to the maturities of the Company’s term debt that was outstanding in 1999, and at February 28, 2005, the remaining notional amount is $1.4 million. Prior to November 2001, this swap was treated as a cash flow hedge of the Company’s variable interest rate exposure. However, the Company refinanced its credit agreement in November 2001 and chose to cease its hedge designation for the 1999 Swap Agreement while not terminating the swap agreement. Since that time, the Company has been recognizing changes in the fair value of this swap directly in earnings, while amortizing the pretax amount included in accumulated other comprehensive income as additional interest expense. For the fiscal years 2004 and 2005, the Company amortized $73,000 as additional interest expense for each year and recognized mark to market gains of $130,000 and $102,000, respectively for subsequent changes in the fair value of this swap. At February 28, 2005, the fair value of the 1999 Swap Agreement was a liability of $19,000 and a loss of $42,000, net of tax remains in accumulated other comprehensive income to be amortized as additional interest expense.

In conjunction with the debt refinancing in November 2001, the Company entered into a new interest rate swap (the “2001 Swap Agreement”) as a cash flow hedge of its variable interest expense related to the term note. The 2001 Swap Agreement involves the exchange of interest rate obligations from November 2001 through November 2005, whereby the Company pays a fixed rate of 4.95% in exchange for a variable 30-day LIBOR rate plus 1.50% (4.25% at February 28, 2005). The notional amount of this swap matures in stages and as of February 28, 2005, the remaining notional amount was $7.5 million and matures in November 2005. To date there has been no ineffectiveness related to the 2001 Swap Agreement. At February 28, 2005, the fair value of the 2001 Swap Agreement was a liability of $21,000, and a loss of $13,000, net of tax, is included in accumulated other comprehensive income.

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

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding operations and assets by segment is as follows:

	2005	2004	2003
	(In thousands)
Net sales:
Electrical and Industrial Products	$100,542	$88,916	$134,861
Galvanizing Services	51,886	47,285	48,509

	$152,428	$136,201	$183,370

Segment Operating income (a):
Electrical and Industrial Products	$7,282	$6,363	$14,868
Galvanizing Services	9,556	8,642	8,963

Total Segment Operating Income	16,838	15,005	23,831

General corporate expenses (b)	7,718	5,913	5,869
Interest expense	1,637	2,407	3,945
Other (income) expense, net (c)	76	(193)	122

	9,431	8,127	9,936

Income before income taxes	$7,407	$6,878	$13,895

Depreciation and amortization:
Electrical and Industrial Products	$1,860	$1,956	$2,709
Galvanizing Services	3,423	3,539	3,648
Corporate	589	646	704

	$5,872	$6,141	$7,061

Purchase of property, plant and equipment:
Electrical and Industrial Products	$803	$533	$947
Galvanizing Services	3,588	2,223	2,798
Corporate	2,258	889	214

	$6,649	$3,645	$3,959

Total assets:
Electrical and Industrial Products	$79,424	$74,061	$86,278
Galvanizing Services	45,042	42,222	44,036
Corporate	4,169	3,743	3,723

	$128,635	$120,026	$134,037

Goodwill:
Electrical and Industrial Products	$30,997	$30,997	$30,997
Galvanizing Services	9,965	9,965	9,965

	$40,962	$40,962	$40,962

(a)	Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other income and expense items that are specifically identifiable to a segment.
(b)	General Corporate Expense consists of selling, general and administrative expenses that are not specifically identifiable to a segment.
(c)	Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expenses not specifically identifiable to a segment.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and contingencies

Leases

The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. As of February 28, 2005, the future minimum payments required under these operating leases are summarized in the below table. Rental expense for real estate and personal property was approximately $2,071,000, $2,060,000, and $2,150,000 for fiscal years ended 2005, 2004 and 2003, respectively, and includes all short-term as well as long-term rental agreements.

Commodity pricing

The Company manages its exposures to commodity prices through the use of the following. In the Galvanizing Services Segment, the Company utilizes contracts with its zinc suppliers that include protective caps to guard against rising commodity prices. These contracts are normally negotiated in December of each year and normally are for a twelve-month period of time. The Company also secures firm pricing for natural gas supplies with individual utilities when possible. There is no contracted volume purchase commitments associated with the natural gas or zinc agreements. Management believes these contractual agreements ensure adequate supplies and partially offset exposure to commodity price swings. In the Electrical and Industrial Products Segment, the Company has exposure to commodity pricing for copper, aluminum, and steel. Because the Electrical and Industrial Products Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses to the customer’s contracts, although during difficult market conditions these escalation clauses may be difficult to obtain.

There are no contracted purchase commitments for any other commodity items including steel, aluminum, natural gas, copper or any other commodity.

Other

At February 28, 2005, the Company had outstanding letters of credit in the amount of $1.7 million. These letters of credit are issued to a portion of the Company’s customers to cover any potential warranty costs that the customer might incur. In addition, as of February 28, 2005 a warranty reserve in the amount of $1 million has been established to offset any future warranty claims.

The following summarizes the Company’s operating leases, and long-term debt and interest expense for the next five years.

	Operating Leases	Long-Term Debt	Interest on Long Term Debt
	(In thousands)
2006	$1,274	$5,500	$1,275
2007	904	5,500	925
2008	311	5,500	699
2009	282	12,875	182
2010	282
Thereafter	470

Total	$3,523	$29,375	$3,081

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Quarterly financial information, unaudited (in thousands, except per share amounts)

	Quarter ended
	May 31, 2004	August 31, 2004	November 30, 2004	February 28, 2005
2005
Net sales	$39,693	$36,511	$38,297	$37,927
Gross profit	7,197	6,509	7,021	7,798
Net income	1,245	908	1,199	1,460
Basic earnings per common share	.23	.17	.22	.27
Diluted earnings per common share	.23	.16	.22	.26

	Quarter ended
	May 31, 2003	August 31, 2003	November 30, 2003	February 29, 2004
2004
Net sales	$36,348	$34,011	$33,338	$32,504
Gross profit	6,329	6,271	6,731	6,656
Net income	883	996	1,156	1,228
Basic earnings per common share	0.17	0.19	0.21	0.23
Diluted earnings per common share	0.17	0.19	0.21	0.22

Schedule II

AZZ incorporated

Valuation and Qualifying Accounts and Reserves

(in thousands)

	Year Ended
	February 28, 2003	February 29, 2004	February 28, 2005
Allowance for Doubtful Accounts
Balance at Beginning of year	$758	$767	$1,005
Additions charged to income	409	379	495
Balances written off, net of recoveries	(400)	(141)	(138)

Balance at end of year	$767	$1,005	$1,362

Index to Exhibits as Required By Item 601 of Regulation S-K.

3(1)	-	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3(2)	-	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3(3)	-	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3(4)	-	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3(5)	-	Bylaws of AZZ incorporated as restated through September 24, 2003 (incorporated by reference to the Exhibit 3(5) to the Quarterly Report Form 10-Q filed by the Registrant for the quarter ended August 31, 2003).

4	-	Form of Stock Certificate for the Company’s $1.00 par value Common Stock (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

10(1)*	-	1991 Incentive Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10h of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1991).

10(2)*	-	1991 Nonstatutory Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10i of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1991).

10(3)*	-	1998 Incentive Stock Option plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10k of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10(4)*	-	1998 Nonstatutory Stock Option plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10l of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10(5)*	-	1997 Nonstatutory Stock Option Grants of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10m of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10(6)*	-	Aztec Manufacturing Co. Employee Plan and Trust as amended and restated as of December 1, 1999 (incorporated by reference to Exhibit 4 of the Form S-8 Registration Statement Number 333-92377 filed on December 8, 1999).

10(7)*	-	1999 Independent Director Share Ownership Plan as Approved on January 19, 1999 and As Amended on September 22, 1999 (incorporated by reference to Exhibit 10(22) of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2001).

10(8)*	-	2000 Advisory Director Share Ownership Plan as Approved on March 28, 2000 (incorporated by reference to Exhibit 10(23) of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2001).

10(9)*	-	AZZ incorporated 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Proxy Statement for the 2001 Annual Shareholders Meeting).

10(10)	-	Amended and Restated Revolving and Term Loan Agreement with Bank of America, N.A., dated November 1, 2001 (incorporated by reference to Exhibit (4) of the Form 8-K filed by the Registrant on November 15, 2001).

10(11)	-	First amendment to Amended and Restated Revolving and Term Loan Agreement with Bank of America, N.A., dated April 5, 2002 (incorporated by reference to Exhibit 10(11) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(12)*	-	Amendment adopted on February 29, 2000 to the 1999 Independent Director Share Ownership Plan (incorporated by reference to Exhibit 10(12) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(13)*	-	Employment Agreement between Registrant and David H. Dingus effective March 1, 2001 (incorporated by reference to Exhibit 10(13) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(14)*	-	First amendment dated May 13, 2002, to Employment Agreement between Registrant and David H. Dingus effective March 1, 2001 (incorporated by reference to Exhibit 10(14) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(15)*	-	Employment Agreement between Registrant and Dana L. Perry effective March 1, 2001 (incorporated by reference to Exhibit 10(15) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(16)*	-	First amendment dated May 13, 2002, to Employment Agreement between Registrant and Dana L. Perry effective March 1, 2001 (incorporated by reference to Exhibit 10(16) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(17)*	-	Change in Control Agreement between Registrant and all Class A Employees effective March 1, 2001 (incorporated by reference to Exhibit 10(17) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(18)*	-	Change in Control Agreement between Registrant and all Class B Employees effective March 1, 2001 (incorporated by reference to Exhibit 10(18) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(19)*	-	Change in Control Agreement between Registrant and all Class C Employees effective March 1, 2001 (incorporated by reference to Exhibit 10(19) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(20)*	-	AZZ incorporated 2004 Management Incentive Bonus Plan (incorporated by reference to Exhibit 10(20) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(21)	-	Engagement Agreement between the Registrant and RCG Capital Markets Group, Inc. dated February 7, 2000 (incorporated by reference to Exhibit 10(22) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(22)	-	Amendment No. 1 dated July 12, 2000, to the Engagement Agreement between the Registrant and RCG Capital Markets Group, Inc. dated February 7, 2000 (incorporated by reference to Exhibit 10(23) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(23)	-	Amendment No. 2 dated October 6, 2000, to the Engagement Agreement between the Registrant and RCG Capital Markets Group, Inc. dated February 7, 2000 (incorporated by reference to Exhibit 10(24) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(24)	-	Amendment No. 3 dated August 31, 2001, to the Engagement Agreement between the Registrant and RCG Capital Markets Group, Inc. dated February 7, 2000 (incorporated by reference to Exhibit 10(25) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(25)	-	Assignment to amended and restated revolving and term loan agreement with Bank of America, N.A., dated August 29, 2002 (incorporated by reference to Exhibit 10(26) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(26)*	-	2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated (incorporated by reference to Exhibit 10(27) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(27)*	-	Form of Non-Qualified Stock Option Agreement for Use under the 2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated (incorporated by reference to Exhibit 10(28) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(28)*	-	Resolutions Approving Amendments to the AZZ incorporated Employee Benefit Plan and Trust (incorporated by reference to Exhibit 10(29) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(29)*	-	Resolutions approving amendments to the AZZ incorporated Employee Benefit Plan and Trust (incorporated by reference to Exhibit 10(30) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended November 30, 2003).

10(30)	-	Resolutions establishing an Administrative Committee and a Policy Committee of the AZZ incorporated Employee Benefit Plan and Trust (incorporated by reference to Exhibit 10(31) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended November 30, 2003).

10(31)	-	Second Amendment to Amended and Restated Revolving and Term Loan Credit Agreement dated March 7, 2003 (incorporated by reference to Exhibit 10(32) to Form 8-K filed by the registrant on March 7, 2003).

10(32)*	-	Second Amendment, dated May 15, 2003, to Employment Agreement between Registrant and David H. Dingus effective March 1, 2001 (incorporated by reference to Exhibit 10 (33) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(33)*	-	Second Amendment, dated May 15, 2003, to Employment Agreement between Registrant and Dana L. Perry effective March 1, 2001 (incorporated by reference to Exhibit 10 (34) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(34)*	-	2001 Incentive Stock Option Agreement between Registrant and David H. Dingus effective July 10, 2001 (incorporated by reference to Exhibit 10 (35) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(35)*	-	2001 Incentive Stock Option Agreement between Registrant and Dana L. Perry effective July 10, 2001 (incorporated by reference to Exhibit 10 (36) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(36)*	-	2001 Incentive Stock Option Agreement between Registrant and Fred L. Wright, Jr. effective July 10, 2001 (incorporated by reference to Exhibit 10 (37) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(37)*	-	2001 Incentive Stock Option Agreement between Registrant and John V. Petro effective July 10, 2001 (incorporated by reference to Exhibit 10 (38) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(38)*	-	2001 Incentive Stock Option Agreement between Registrant and Clement Watson effective July 10, 2001 (incorporated by reference to Exhibit 10 (39) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(39)*	-	2002 Incentive Stock Option Agreement between Registrant and David H. Dingus effective March 1, 2002 (incorporated by reference to Exhibit 10 (40) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(40)*	-	2002 Incentive Stock Option Agreement between Registrant and Dana L. Perry effective March 1, 2002 (incorporated by reference to Exhibit 10 (41) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(41)*	-	2002 Incentive Stock Option Agreement between Registrant and Fred L. Wright, Jr. effective March 27, 2002 (incorporated by reference to Exhibit 10 (42) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(42)*	-	2002 Incentive Stock Option Agreement between Registrant and John V. Petro effective March 27, 2002 (incorporated by reference to Exhibit 10 (43) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(43)*	-	2002 Incentive Stock Option Agreement between Registrant and Clement Watson effective March 27, 2002 (incorporated by reference to Exhibit 10 (44) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(44)*	-	2003 Incentive Stock Option Agreement between Registrant and David H. Dingus effective March 1, 2003 (incorporated by reference to Exhibit 10 (45) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(45)*	-	2003 Incentive Stock Option Agreement between Registrant and Dana L. Perry effective March 1, 2003 (incorporated by reference to Exhibit 10 (46) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(46)*	-	2003 Incentive Stock Option Agreement between Registrant and Fred L. Wright, Jr. effective April 2, 2003 (incorporated by reference to Exhibit 10 (47) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(47)*	-	2003 Incentive Stock Option Agreement between Registrant and John V. Petro effective April 2, 2003 (incorporated by reference to Exhibit 10 (48) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(48)*	-	2003 Incentive Stock Option Agreement between Registrant and Clement Watson effective April 2, 2003 (incorporated by reference to Exhibit 10 (49) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(49)	-	Third Amendment to the amended and restated revolving and term loan credit agreement dated September 29, 2003 (incorporated by reference to Exhibit 10 (50) to Form 8-K file by Registrant on September 30, 2003).

10(50)	-	Fourth Amendment to Amended and Restated Revolving and Term Loan Agreement dated July 2, 2004 (incorporated by reference to Exhibit 10 (52) to the quarterly report Form 10-Q filed by the Registrant for the quarter ended August 31, 2004).

10(51)*	-	AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Directors (incorporated by reference to Exhibit 10 (53) to the quarterly report Form 10-Q filed by the Registrant for the quarter ended August 31, 2004.)

10(52)*	-	AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Key Employees (incorporated by reference to Exhibit 10 (54) to the quarterly report Form 10-Q filed by the Registrant for the quarter ended August 31, 2004.)

11	-	Computation of Per Share Earnings (see Note 8 to the Consolidated Financial Statements).

14	-	Code of Ethics. The Company’s Code of Business Conduct and Ethics may be accessed via the Company’s Website at www.azz.com.

21	-	Subsidiaries of Registrant. Filed Herewith.

23	-	Consent of Ernst & Young LLP. Filed Herewith.

24	-	Power of Attorney. Filed Herewith

31.1	-	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 21, 2004. Filed Herewith.

31.2	-	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 21, 2004. Filed Herewith.

32.1	-	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 21, 2004. Filed Herewith.

32.2	-	Chief Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 21, 2004. Filed Herewith.

*	Management Contract or Compensatory Plan.