Form 10-Q
period 2005-05-31
AZZ INC
filed 2005-06-30
CIK 8947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: May 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Outstanding at June 18, 2005

Common Stock, $1.00 Par Value	5,515,822
Class	Number of Shares

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

AZZ incorporated

CONSOLIDATED CONDENSED BALANCE SHEET

	05/31/05	02/28/05
	(UNAUDITED)
ASSETS

CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$1,202,231	$516,828
ACCOUNTS RECEIVABLE (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS)	25,577,327	25,939,544
INVENTORIES
RAW MATERIAL	11,736,735	9,248,485
WORK-IN-PROCESS	7,196,938	8,731,611
FINISHED GOODS	2,161,627	1,625,682
COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS	3,723,941	2,472,139
DEFERRED INCOME TAXES	2,007,539	1,971,617
PREPAID EXPENSES AND OTHER	553,136	656,618

TOTAL CURRENT ASSETS	54,159,474	51,162,524

PROPERTY, PLANT AND EQUIPMENT, NET	35,273,542	35,311,532
GOODWILL, NET OF ACCUMULATED AMORTIZATION	40,962,104	40,962,104
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION	1,101,467	1,199,036

	$131,496,587	$128,635,196

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
LONG-TERM DEBT DUE WITHIN ONE YEAR	$5,500,000	$5,500,000
ACCOUNTS PAYABLE	12,043,729	12,488,100
BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	940,470	138,363
ACCRUED LIABILITIES AND INCOME TAXES	8,354,984	8,197,143

TOTAL CURRENT LIABILITIES	26,839,183	26,323,606

LONG-TERM DEBT DUE AFTER ONE YEAR	24,000,000	23,875,000
DEFERRED INCOME TAXES	3,117,413	3,117,413

SHAREHOLDERS’ EQUITY:
COMMON STOCK, $1 PAR VALUE
SHARES AUTHORIZED-25,000,000
SHARES ISSUED 6,304,580	6,304,580	6,304,580
CAPITAL IN EXCESS OF PAR VALUE	14,124,962	14,114,153
CUMULATIVE OTHER COMPRENSIVE INCOME (LOSS)	(116,650)	(55,486)
RETAINED EARNINGS	64,562,673	62,430,419
LESS COMMON STOCK HELD IN TREASURY, AT COST ( 788,758 SHARES AT MAY 31, 2005 AND 803,679 SHARES AT FEBRUARY 28, 2005)	(7,335,574)	(7,474,489)

TOTAL SHAREHOLDERS’ EQUITY	77,539,991	75,319,177

	$131,496,587	$128,635,196

See Accompanying Notes to Consolidated Condensed Financial Statements

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

AZZ incorporated

CONSOLIDATED CONDENSED INCOME STATEMENT

	THREE MONTHS ENDED
	5/31/05	5/31/04
	(UNAUDITED)	(UNAUDITED)
NET SALES	$44,739,018	$39,693,479

COSTS AND EXPENSES
COST OF SALES	35,733,458	32,496,335
SELLING, GENERAL AND ADMINISTRATIVE	5,201,077	4,806,903
INTEREST EXPENSE	440,679	442,117
NET (GAIN) LOSS ON SALE OF PROPERTY, PLANT AND EQUIPMENT	58,297	18,248
OTHER (INCOME)	(134,447)	(138,026)
OTHER EXPENSE	—	90,551

	41,299,064	37,716,128

INCOME BEFORE INCOME TAXES	3,439,954	1,977,351
INCOME TAX EXPENSE	1,307,700	732,068

NET INCOME	$2,132,254	$1,245,283

EARNINGS PER COMMON SHARE
BASIC	$0.39	$0.23
DILUTED	$0.38	$0.23

See Accompanying Notes to Consolidated Condensed Financial Statements

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

AZZ incorporated

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

	THREE MONTHS ENDING
	5/31/05	5/31/04
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$2,132,254	$1,245,283

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR DOUBTFUL ACCOUNTS	2,711	71,575
AMORTIZATION AND DEPRECIATION	1,382,573	1,399,105
DEFERRED INCOME TAX BENEFIT	—	(56,162)
NET GAIN (LOSS) ON SALE OF PROPERTY, PLANT & EQUIPMENT	58,297	18,248
NON-CASH INTEREST EXPENSE	45,848	62,814

EFFECTS OF CHANGES IN ASSETS & LIABILITIES:

ACCOUNTS RECEIVABLE	359,507	(2,807,643)
INVENTORIES	(1,489,523)	1,632,688
PREPAID EXPENSES AND OTHER	103,482	130,568
OTHER ASSETS	5,361	(7,093)
NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	(449,695)	(258,555)
ACCOUNTS PAYABLE	(444,370)	528,085
OTHER ACCRUED LIABILITIES AND INCOME TAXES	60,754	580,966

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,767,199	2,539,879

CASH FLOWS USED FOR INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF PROPERTY, PLANT, AND EQUIPMENT	24,701	—
PURCHASE OF PROPERTY, PLANT AND EQUIPMENT	(1,381,221)	(2,018,888)

NET CASH USED IN INVESTING ACTIVITIES	(1,356,520)	(2,018,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	149,724	138,208
PROCEEDS FROM REVOLVING LOAN	1,500,000	500,000
PROCEEDS FROM LONG-TERM DEBT	—	—
PAYMENTS ON LONG TERM DEBT	(1,375,000)	(1,375,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	274,724	(736,792)

NET DECREASE IN CASH & CASH EQUIVALENTS	685,403	(215,801)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	516,828	1,444,982

CASH & CASH EQUIVALENTS AT END OF PERIOD	$1,202,231	$1,229,181

See Accompanying Notes to Consolidated Condensed Financial Statements

AZZ incorporated

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

1.	These interim unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2005 included in the Form 10-K covering such period.

2.	In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of May 31, 2005, and the results of its operations for the three-month periods ended May 31, 2005 and 2004, and cash flows for the three-month periods ended May 31, 2005 and 2004.

3.	Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock options.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended May 31,
	2005	2004
	(Unaudited)
	(In thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$2,132	$1,245

Denominator:
Denominator for basic earnings per common share –weighted average shares	5,507,380	5,423,517

Effect of dilutive securities:
Employee and Director stock options	61,119	81,793

Denominator for diluted earnings per common share	5,568,499	5,505,309

Basic earnings per common share	$.39	$.23

Diluted earnings per common share	$.38	$.23

4.	Total comprehensive income for the quarter ended May 31, 2005 was $2,071,090 consisting of net income of $2,132,254 and net changes in accumulated other comprehensive income of ($61,164). Changes in other comprehensive income result from changes in fair value of the Company’s cash flow hedges.

Total comprehensive income for the quarter ended May 31, 2004 was $1,359,420 consisting of net income of $1,245,283 and changes in accumulated other comprehensive income of $114,137.

5.	The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The following schedule reflects the impact on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation for the three month periods ended May 31, 2005 and 2004:

	Three Months Ended May 31,
	2005	2004
	(unaudited)
	(In thousands except per share amounts)
Reported net income	$2,132	$1,245
Recognized Compensation, net of tax	0	0
Compensation expense per SFAS No. 123, net of tax	(74)	(77)

Pro forma net income for SFAS No. 123	$2,058	$1,168

Reported earnings per common share:
Basic	$0.39	$0.23
Diluted	$0.38	$0.23

Compensation expense per SFAS No. 123:
Basic	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.02)

Pro forma earnings per share:
Basic	$0.37	$0.22
Diluted	$0.37	$0.21

6.	On April 7, 2004, we implemented Stock Appreciation Rights Plans for our key employees and directors. The purpose of the Plans are to enable the Company to attract and retain qualified key employees and directors by offering to them the opportunity to share in increases in the value of the Company to which they contribute. On May 18, 2005, we granted 118,030 rights under the Fiscal 2006 Stock Appreciation Rights Plan. All rights which have not previously accelerated due to events such as death or disability will vest on our earnings release date for the fiscal year ended February 29, 2008. The value of each vested right will be paid in cash and such value, for rights vesting on our earnings release date for the fiscal year ended February 29, 2008, shall be equal to the excess, if any, (i) of the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the public release of financial results for the period ended February 29, 2008, over (ii) the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following April 8, 2005. To determine the cash payment, the excess in the average stock price will be multiplied by the number of Stock Appreciation Rights granted to each participant. Prior to vesting, the value of rights expected to vest will be measured by reference to the price of the Common Stock at the end of each reporting period. Compensation expense will be recognized over the vesting period. As of May 31, 2005, the Company has not incurred or recognized any compensation expense related to the Fiscal 2006 Stock Appreciation Rights Plan.

7.	We have two operating segments as defined on page 39 of our Form 10-K report for the year ended February 28, 2005. Information regarding operations and assets by segment is as follows:

	Three Months Ended May 31,
	2005	2004
	(unaudited)
	(In thousands)
Net Sales:
Electrical and Industrial Products	$28,788	$27,610
Galvanizing Services	15,951	12,083

	$44,739	$39,693

Segment Operating Income (a):
Electrical and Industrial Products	$2,090	$1,912
Galvanizing Services	3,742	2,339

Total Segment Operating Income	$5,832	$4,251

General Corporate Expense (b)	$1,926	$1,802
Interest Expense	441	442
Other (Income) Expense, Net (c)	25	30

	$2,392	$2,274

Income Before Taxes	$3,440	$1,977

Total Assets:
Electrical and Industrial Products	$79,720	$74,579
Galvanizing Services	46,542	42,870
Corporate	5,235	4,282

	$131,497	$121,731

(a)	Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other income and expense items that are specifically identifiable to a segment.
(b)	General Corporate Expense consists of selling, general and administrative expenses that are not specifically identifiable to a segment.
(c)	Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expenses not specifically identifiable to a segment.

8.	Warranty reserves

A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within accrued liabilities on the consolidated balance sheet. Management periodically reviews the reserves and adjustments are made accordingly. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following shows changes in the warranty reserves since the end of fiscal 2004:

Warranty
Reserve
(Unaudited)
($ In thousands)
Balance at February 29, 2004	$879
Warranty costs incurred	(876)
Additions charged to income	1,002

Balance at February 28, 2005	$1,005
Warranty costs incurred	(96)
Additions charged to income	298

Balance at May 31, 2005	$1,207

9.	Credit Agreement

On November 1, 2001, AZZ incorporated entered into an Amended and Restated Revolving and Term Loan Credit Agreement (the “2001 Credit Agreement”), which replaced the previous term notes and revolving line of credit. The new agreement included a $40 million term facility and a $45 million revolving credit facility. Since November 1, 2001, we amended the 2001 Credit Agreement to reduce the number of banks participating from five to three banks, reduce our revolving credit facility from $45 million to $30 million, extend the maturity of the revolving line of credit to June 30, 2009, extend the maturity and amortization of the term facility to March 31, 2008, and revise the provisions of various financial covenants. These financial covenants consist of 1) Minimum Consolidated Net Worth 2) Maximum Leverage Ratio and 3) Minimum Fixed Charge Coverage Ratio. As of May 31, 2005, the Company was in compliance with all debt covenants. The availability under the revolving credit facility is contingent on asset-based collateral of inventories and accounts receivables. At May 31, 2005, we had $16.5 million outstanding under the term note and $13 million outstanding under the revolving credit facility. The remaining balance outstanding on the term-loan is payable in quarterly installments of $1.375 million through March 2008. At May 31, 2005, we had approximately $13.7 million of additional credit available under the revolving credit facility.

Interest on borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus the applicable margin for the base rate borrowings for the applicable facility, or the adjusted Eurodollar rate plus the applicable margin for Eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio. The applicable margin was 1.25% at May 31, 2005. The variable interest rate including the applicable margin was 4.52% as of May 31, 2005. Additionally, we are obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .20% to .375% on the unused revolving credit facility

10.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment, which will revise FASB Statement No. 123, Accounting for Stock-based Compensation and supersedes APB No. 25 Accounting for Stock Issued to Employees. FAS 123R will be effective for the Company’s first quarter of fiscal 2007. FAS 123R will require that compensation cost be recognized in the financial statements not only for new awards but also for previously granted awards that are not fully vested on the adoption date. We are still evaluating the provisions of FAS 123R; however, we believe the effects should be relatively consistent with the pro forma net income and earnings per share data we have disclosed in note 5 found on page 7.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “intend,” “should,” “may,” “believe,” and terms with similar meanings. Although we believe that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under our control. Those risks, uncertainties, and other factors could cause the actual results to differ materially from those in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to: the level of customer demand for and response to products and services offered by the Company, including demand by the power generation markets, electrical transmission and distribution markets, the general industrial market, and the hot dip galvanizing markets; raw material and utility costs, including cost of zinc and natural gas which are used in the hot dip galvanizing process; changes in economic conditions of the various markets we serve, foreign and domestic; customer requested delays of shipments; acquisition opportunities, adequacy of financing, our ability to integrate our new management information system, and availability of experienced management employees to implement our growth strategy. We expressly disclaim any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in our views or expectations. We can give no assurances that such forward-looking statements will prove to be correct.

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2005 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

RESULTS OF OPERATIONS

Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue by segment and segment operating income to evaluate our segments. Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment. The other (income) expense items included in segment operating income are generally insignificant. For a reconciliation of segment operating income to pretax income, see Note 7 to our unaudited quarterly consolidated financial statements.

Revenues

The following table reflects the breakdown of revenue by segment:

	Three Months Ended
	5/31/2005	5/31/2004
	(In thousands)
Revenue:
Electrical and Industrial Products	$28,788	$27,610
Galvanizing Services	15,951	12,083

Total Revenue	$44,739	$39,693

For the three-month period ended May 31, 2005, consolidated net revenues were $44.7 million, a 12.7% increase as compared to the same period in fiscal 2005. For the quarter ended May 31, 2005, the Electrical and Industrial Products Segment contributed 64% of the Company’s revenues and the Galvanizing Services Segment accounted for the remaining 36% of the combined revenues.

Revenues for the Electrical and Industrial Products Segment increased $1.2 million or 4.3% for the three-month period ended May 31, 2005, as compared to the same period in fiscal 2005. The increase in revenues resulted primarily from increased demand for our products in the petroleum market.

The Electrical and Industrial Products Segment’s backlog was $65 million as of May 31, 2005, as compared to $64.8 million at February 28, 2005. Backlog improved 25.3% from the $51.9 million reported as of May 31, 2004. The increase in incoming orders for this segment during the first quarter of fiscal 2006 over the same quarter in fiscal 2005 was primarily due to strong bookings in the high voltage transmission, petroleum, and mining markets. Orders included in the backlog are represented by contracts and purchase orders that we believe to be firm. The following table reflects our bookings and shipments on a quarterly basis for the three-month period ending May 31, 2005, as compared to the same period in fiscal 2005.

Backlog Table

	Period Ending		Period Ending
Backlog	2/28/05	$64,769	2/29/04	$53,078
Bookings		44,980		38,489
Shipments		44,739		39,693
Backlog	5/31/05	$65,010	5/31/04	$51,874
Book to Ship Ratio		1.01		.97

Revenues in the Galvanizing Services Segment increased $3.9 million or 32% for the three-month period ended May 31, 2005, as compared to the same period in fiscal 2005. Pounds produced for the three months ending May 31, 2005 increased 28% as compared to the same period in fiscal 2005, while the selling price increased 3% for the comparable three-month period. The increase in selling price was the result of price increases that were implemented to offset the rising commodity cost of zinc. The increased volumes were due to improved geographical markets, primarily small capital projects, in which our facilities are located and the resurgence in the galvanizing for the telecommunication and transmission pole markets. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended
	5/31/2005	5/31/2004
	(In thousands)
Segment Operating Income:
Electrical and Industrial Products	$2,090	$1,912
Galvanizing Services	3,742	2,339

Total Segment Operating Income	$5,832	$4,251

Our total segment operating income increased 37.2% for the three-month period ended May 31, 2005, to $5.8 million as compared to $4.3 million for the same period in fiscal 2005.

Segment operating income in the Electrical and Industrial Products Segment increased 9.3% for the three-month period ended May 31, 2005, to $2.1 million as compared to $1.9 million for the same period in fiscal 2005. Operating margins were 7.3% as compared to 6.9% for the same period in fiscal 2005. We have seen improvements in the markets we serve; however, competitive pricing pressures continue to inhibit our ability to further increase our operating profits and margins. We continue our emphasis on booking of business at specific targeted margin levels and pursuing pricing actions that will recover the significant increases in the price of steel, aluminum and copper that we have incurred over the past year. Operating efficiency improvement, cost containment, cost escalation recovery through pricing actions, expansion of served markets, and new product opportunities to further enhance our strategic position continue to be our focus and emphasis.

In the Galvanizing Services Segment, operating income increased 60% for the three-month period ended May 31, 2005, to $3.7 million as compared to $2.3 million for the same period in fiscal 2005. The improved segment operating results are reflective of improved market conditions, which generated higher revenues, and the aggressive pursuit of pricing opportunities to offset the increasing cost of zinc and continued high cost of natural gas. Operating margins improved to 23.4% as compared to 19.4% due to increased leverage obtained through increased volumes.

General Corporate Expenses

General corporate expenses, (see Note 7 to consolidated condensed financial statements) not specifically identifiable to a segment, for the three-month period ended May 31, 2005, were $1.9 million compared to $1.8 million for the same period in fiscal 2005. As a percent of sales, General Corporate expenses were 4.3% for the three-month period ended May 31, 2005, as compared to 4.5% for the same period in fiscal 2005.

Other (Income) Expense

For the three-month period ending May 31, 2005, the amounts in other (income) expense not specifically identifiable with a segment (see Note 7 to consolidated financial statements) were insignificant.

Interest

Net interest expense for the three-month periods ended May 31, 2005, was consistent with the same period in fiscal 2005 at $441,000. As of May 31, 2005, we had outstanding bank debt of $29.5 million, an increase of $.1 million, as compared to $29.4 million at the end of fiscal 2005. The long-term debt to equity ratio improved to .31 to 1 at May 31, 2005, as compared to .35 to 1 for the same period in fiscal 2005.

Income Taxes

The provision for income taxes reflects an effective tax rate of 38% for the three-month period ended May 31, 2005, and 37% for the three-month period ended May 31, 2004. The 1% increase relates to higher state income taxes for the compared periods.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our liquidity and capital needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, acquisitions, capital improvements, and debt repayment. We believe that working capital, borrowing capabilities, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, scheduled debt payments and possible future acquisitions.

Net cash provided by operations was $1.8 million for the three-month period ended May 31, 2005, as compared to $2.5 million for the same period in the prior fiscal year. Net cash provided by operations for the quarter ended May 31, 2005, was generated from $2.1 million in net income, $1.4 million in depreciation and amortization of intangibles and debt issue costs, and net changes in operating assets and liabilities and other adjustments to reconcile net income to net cash of a negative $1.7 million. Positive cash flow was recognized due to decreased prepaid balances and accounts receivables in the amount of $.1 million and $.4 million, respectively, as well as from increased accrued liabilities balances in the amount of $ .1 million. These positive cash flow items were offset by increases in inventories and revenue in excess of billings in the amount of $1.5 million and $.5 million, respectively, as well as decreased accounts payable balances in the amount of $.4 million. The increase in inventory resulted from higher inventory balances required to support increased business levels for our products sold into the petroleum market. Working capital increased 10% to $27.3 million as compared to $24.8 million at February 28, 2005.

On November 1, 2001, we entered into an Amended and Restated Revolving and Term Loan Credit Agreement (the “2001 Credit Agreement”), which replaced the previous term notes and revolving line of credit. The new agreement included a $40 million term facility and a $45 million revolving credit facility. Since November 1, 2001, we amended the 2001 Credit Agreement to reduce the number of banks participating from five to three banks, reduce our revolving credit facility from $45 million to $30 million, extend the maturity of the revolving line of credit to June 30, 2009, extend the maturity and amortization of the term facility to March 31, 2008, and revise the provisions of various financial covenants. These financial covenants consist of 1) Minimum Consolidated Net Worth 2) Maximum Leverage Ratio and 3) Minimum Fixed Charge Coverage Ratio. As of May 31, 2005, we were in compliance with all debt covenants. The availability under the revolving credit facility is contingent on asset-based collateral of inventories and accounts receivables. At May 31, 2005, we had $16.5 million outstanding under the term note and $13 million outstanding under the revolving credit facility. The remaining balance outstanding on the term-loan is payable in quarterly installments of $1.375 million through March 2008. At May 31, 2005, we had approximately $13.7 million of additional credit available under the revolving credit facility.

Interest on borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus the applicable margin for the base rate borrowings for the applicable facility, or the adjusted Eurodollar rate plus the applicable margin for Eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio. The applicable margin was 1.25% at May 31, 2005. The variable interest rate including the applicable margin was 4.52% as of the end of May 31, 2005. Additionally, the Company is obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .20% to .375% on the unused revolving credit facility.

We utilize interest rate protection agreements to moderate the effects of increases, if any, in interest rates by modifying the characteristics of its interest obligations on long-term debt from a variable rate to a fixed rate. Presently, we have three outstanding interest rate swaps. In February 1999, we entered into an interest rate protection agreement, (the “1999 Swap Agreement”) which matures in February 2006, whereby we pay a fixed rate of 6.8% in exchange for a variable 30-day LIBOR rate plus 1.25% (4.33% at May 31, 2005). The notional amount of the swap was originally designed to correspond to the maturities of our term debt that was outstanding in 1999, and at May 31, 2005, the remaining notional amount is $1.1 million. Prior to November 2001, this swap was treated as a cash flow hedge of our variable interest rate exposure. However, we refinanced out credit agreement in November 2001 and chose to cease the hedge designation for the 1999 Swap Agreement while not terminating the swap agreement. Since that time, we have been recognizing changes in the fair value of this swap directly in earnings, while amortizing the pretax amount included in accumulated other comprehensive income as additional interest expense. For the three-months ended May 31, 2004 and 2005, we amortized $18,000 as additional interest expense for each quarter and recognized mark to market gains of $9,000 and $42,000, respectively, for subsequent changes in the fair value of this swap. At May 31, 2005, the fair value of the 1999 Swap Agreement was a liability of $10,000 and a loss of $31,000, net of tax, and remains in accumulated other comprehensive income to be amortized as additional interest expense.

In conjunction with the debt refinancing in November 2001, we entered into a new interest rate protection agreement (the “2001 Swap Agreement”) as a cash flow hedge of our variable interest expense related to the term note. The 2001 Swap Agreement involves the exchange of interest rate obligations from November 2001 through November 2005, whereby we pay a fixed rate of 4.89% in exchange for a variable 30-day LIBOR rate plus 1.25% (4.77% at May 31, 2005). The notional amount of this swap matures in stages, and as of May 31, 2005, the remaining notional amount was $5 million and fully matures in November 2005. To date there has been no ineffectiveness related to the 2001 Swap Agreement. At May 31, 2005, the fair value of the 2001 Swap Agreement was a liability of $5,000. A loss of $3,000, net of tax, is included in accumulated other comprehensive income.

Given the maturity dates of these two interest rate swaps, all amounts included in accumulated other comprehensive income related to them are expected to flow through earnings by the end of fiscal 2006.

On March 31, 2005, we entered into a new interest rate protection agreement (the “2005 Swap Agreement”) as a cash flow hedge of our variable interest expense related to the term note. Under the 2005 Swap Agreement we exchange interest rate obligations from March 21, 2005 through March 31, 2008 whereby we pay a fixed rate of 5.75% for a variable 30-day Libor plus 1.25% (5.70% At May 31, 2005). The notional amount of this swap matures in stages and as of May 31, 2005, the remaining notional amount was $11.5 million and matures on March 31, 2008. To date there has been no ineffectiveness related to the 2005 Swap Agreement. At May 31, 2005, the fair value of the 2005 Swap Agreement was a liability of $131,000. A loss of $83,000, net of tax, is included in accumulated other comprehensive income.

OFF BALANCE SHEET TRANSACTIONS AND RELATED MATTERS

Other than operating leases discussed below, there are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

CONTRACTUAL COMMITMENTS

Leases

We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. As of May 31, 2005, the future minimum payments required under these operating leases are summarized in the table below.

Commodity pricing

We manage our exposure to commodity prices through various methods. In the Galvanizing Services Segment, we utilize contracts with our zinc suppliers that include protective caps to guard against rising commodity prices. These contracts are normally negotiated in December of each year and normally are for a twelve-month period of time. We also secure firm pricing for natural gas supplies with individual utilities when possible. There are no contracted volume purchase commitments associated with the natural gas or zinc agreements. Management believes these contractual agreements ensure adequate supplies and partially offset exposure to commodity price swings.

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

We have no contracted volume commitments for any other commodities.

Other

At May 31, 2005, we had outstanding letters of credit in the amount of $1.7 million. These letters of credit are issued to a portion of our customers to cover any potential warranty costs that the customer might incur. In addition, as of May 31, 2005, a warranty reserve in the amount of $1.2 million has been established to offset any future warranty claims.

The following summarizes our operating leases, and long-term debt and interest expense for the next five years.

	Operating Leases	Long-Term Debt	Interest on Long Term Debt
	(In thousands)
2006	$849	$4,125	$1,267
2007	904	5,500	1,144
2008	311	5,500	863
2009	282	1,375	645
2010	282	13,000	210
Thereafter	470

Total	$3,098	$29,500	$4,129

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe reasonable under the circumstances, and form the basis for our conclusions. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition and impairment of long-lived assets, identifiable intangible assets and goodwill. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on form 10-K for the fiscal year ended February 28, 2005.

Allowance for Doubtful Accounts- The carrying value of our accounts receivable is continually evaluated based on the likelihood of collection. An allowance is maintained for estimated losses resulting from our customer’s inability to make required payments. The allowance is determined by historical experience of uncollected accounts, the level of past due accounts, overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and future expectations of conditions that might impact the collectibility of accounts receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accruals for Contingent Liabilities - The amounts we record for estimated claims, such as self insurance programs, warranty and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience, as well as other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than we estimate.

Revenue Recognition – We recognize revenue for the Galvanizing Services Segment upon completion of the galvanizing process performed on the customers’ material or shipment of this material. Revenue is recognized in the Electrical and Industrial Products Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting for electrical products built to customer specifications under long term contracts. Deferred revenue presented in the balance sheet under accrued liabilities arises from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to estimated total contract costs at completion. Contract costs include direct labor and material, and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.

Impairment of Long-Lived Assets, Identifiable Intangible Assets and Goodwill– We record impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment losses on long-lived assets are measured based on the excess of the carrying amount over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. A significant change in events, circumstances or projected cash flows could result in an impairment of long-lived assets, including identifiable intangible assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk relating to our operations results primarily from changes in interest rates and commodity prices. We have only limited involvement with derivative financial instruments and we are not a party to any leveraged derivatives.

We manage our exposure to changes in interest rates through the use of variable rate debt and interest rate protection agreements.

We manage our exposure to commodity prices through various methods. In the Galvanizing Services Segment, we utilize agreements with zinc suppliers that include protective caps to guard against rising commodity prices. These contracts are normally negotiated in December of each year and normally are for a twelve-month period of time. We also secure firm pricing for natural gas supplies with individual utilities when possible. There are no contracted volume purchase commitments associated with the natural gas or zinc agreements. We believe these agreements ensure adequate supplies and partial offset against exposure to commodity price swings.

In the Electrical and Industrial Product Segment, we have exposure to commodity pricing for copper, aluminum, and steel. Because the Electrical and Industrial Products Segment does not commit contractually to minimum volumes, increases in the price for these items are normally managed through escalation clauses to the customer’s contracts, although during difficult market conditions these escalation clauses may be difficult to obtain.

We do not believe there has been a material change in the nature of our commodity or interest rate commitments or risks since February 28, 2005.

Item 4. Controls and Procedures

As of the last day of the period covered by this report, an evaluation was performed by management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be disclosed in the reports that we file or submit under the Exchange Act and in assuring that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

While we believe that its existing disclosure controls and procedures have been effective to accomplish their objectives, we intend to continue to examine, refine and document our disclosure controls and procedures and to monitor ongoing developments in this area. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company has been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time in various suits and claims arising in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 2. Changes in Securities – The Company has no investment Securities.

Item 3. Defaults Upon Senior Securities – Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders – There were no matters submitted to a vote of Security Holders.

Item 5. Other Information – Not Applicable

Item 6. Exhibits

Exhibits Required by Item 601 of Regulation S-K.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 19, which immediately proceeds such exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 06/30/05	/s/ Dana Perry
Dana Perry, Vice President for Finance
Principal Financial Officer

EXHIBIT

INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).
3.2	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).
3.3	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).
3.4	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).
3.5	Bylaws of AZZ incorporated as restated through September 24, 2003 (incorporated by reference to the Exhibit 3(5) to the Quarterly Report Form 10-Q filed by the Registrant for the quarter ended August 31, 2003).
10.53*	AZZ incorporated Fiscal 2006 Stock Appreciation Rights Plan for Directors (incorporated by reference to Exhibit 10(1) to Form 8-K filed by the registrant on May 24, 2005).
10.54*	AZZ incorporated Fiscal 2006 Stock Appreciation Rights Plan for Key Employees (incorporated by reference to Exhibit 10(2) to Form 8-K filed by the registrant on May 24, 2005).
10.55	Fifth Amendment to Amended and Restated Revolving and Term Loan Agreement dated May 27, 2005 (incorporated by reference to Exhibit 10(1) to Form 8-K filed by registrant on May 27, 2005).
31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 24, 2005. Field Herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 June 24, 2005. Filed Herewith.
32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 24, 2005. Filed Herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 24, 2005. Filed Herewith.

*	Management contract or compensation plan.