Form 10-Q
period 2005-08-31
AZZ INC
filed 2005-10-17
CIK 8947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

OR

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1.00 Par Value	Outstanding at August 31, 2005 5,586,091
Class	Number of Shares

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

AZZ incorporated

CONSOLIDATED CONDENSED BALANCE SHEET

	08/31/05	02/28/05
	(UNAUDITED)
ASSETS

CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$1,749,298	$516,828
ACCOUNTS RECEIVABLE (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS)	30,195,172	25,939,544
INVENTORIES
RAW MATERIAL	12,527,653	9,248,485
WORK-IN-PROCESS	6,429,717	8,731,611
FINISHED GOODS	1,921,764	1,625,682
COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS	1,600,565	2,472,139
DEFERRED INCOME TAXES	1,977,841	1,971,617
PREPAID EXPENSES AND OTHER	421,463	656,618

TOTAL CURRENT ASSETS	56,823,473	51,162,524

PROPERTY, PLANT AND EQUIPMENT, NET	35,583,871	35,311,532
GOODWILL, NET OF ACCUMULATED AMORTIZATION	40,962,104	40,962,104
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION	1,023,166	1,199,036

	$134,392,614	$128,635,196

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
LONG-TERM DEBT DUE WITHIN ONE YEAR	$5,500,000	$5,500,000
ACCOUNTS PAYABLE	15,580,532	12,488,100
BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	856,138	138,363
ACCRUED LIABILITIES AND INCOME TAXES	8,188,975	8,197,143

TOTAL CURRENT LIABILITIES	30,125,645	26,323,606

LONG-TERM DEBT DUE AFTER ONE YEAR	21,125,000	23,875,000
DEFERRED INCOME TAXES	3,117,413	3,117,413

SHAREHOLDERS’ EQUITY:
COMMON STOCK, $1 PAR VALUE
SHARES AUTHORIZED-25,000,000
SHARES ISSUED 6,304,580	6,304,580	6,304,580
CAPITAL IN EXCESS OF PAR VALUE	14,534,448	14,114,153
CUMULATIVE OTHER COMPRENSIVE INCOME (LOSS)	(63,323)	(55,486)
RETAINED EARNINGS	65,930,221	62,430,419
LESS COMMON STOCK HELD IN TREASURY, AT COST (718,489 SHARES AT AUGUST 31, 2005 AND 803,679 SHARES AT FEBRUARY 28, 2005)	(6,681,370)	(7,474,489)

TOTAL SHAREHOLDERS’ EQUITY	80,024,556	75,319,177

	$134,392,614	$128,635,196

See Accompanying Notes to Consolidated Condensed Financial Statements

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

AZZ incorporated

CONSOLIDATED CONDENSED INCOME STATEMENT

	THREE MONTHS ENDED		SIX MONTHS ENDED
	8/31/05	8/31/04	8/31/05	8/31/04
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
NET SALES	$47,846,903	$36,510,459	$92,585,921	$76,203,956

COSTS AND EXPENSES
COST OF SALES	39,693,997	30,001,809	75,427,455	62,498,144
SELLING, GENERAL AND ADMINISTRATIVE	5,427,078	4,629,767	10,628,156	9,379,525
INTEREST EXPENSE	452,489	428,057	893,168	870,174
NET (GAIN) LOSS ON SALE OF PROPERTY, PLANT AND EQUIPMENT	1,434	(2,000)	59,731	16,248
OTHER (INCOME)	(61,769)	(58,840)	(126,763)	(163,670)
OTHER EXPENSE	128,826	71,454	59,372	185,954

	45,642,054	35,070,247	86,941,119	72,786,375

INCOME BEFORE INCOME TAXES	2,204,849	1,440,212	5,644,802	3,417,581
INCOME TAX EXPENSE	837,300	532,400	2,145,000	1,264,468

NET INCOME	$1,367,549	$907,812	$3,499,802	$2,153,113

EARNINGS PER COMMON SHARE
BASIC	$0.25	$0.17	$0.63	$0.40
DILUTED	$0.24	$0.16	$0.63	$0.39

See Accompanying Notes to Consolidated Condensed Financial Statements

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

AZZ incorporated

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

	SIX MONTHS ENDING
	8/31/05	8/31/04
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$3,499,802	$2,153,113

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR DOUBTFUL ACCOUNTS	(606,274)	64,045
AMORTIZATION AND DEPRECIATION	2,826,247	2,813,366
DEFERRED INCOME TAX BENEFIT	(31,587)	(56,162)
NET GAIN (LOSS) ON SALE OF PROPERTY, PLANT & EQUIPMENT	59,731	16,248
NON-CASH INTEREST EXPENSE	88,910	119,541
NON-CASH COMPENSATION EXPENSE	141,200	125,000

EFFECTS OF CHANGES IN ASSETS & LIABILITIES:

ACCOUNTS RECEIVABLE	(3,649,353)	(165,287)
INVENTORIES	(1,273,357)	543,273
PREPAID EXPENSES AND OTHER	235,156	227,447
OTHER ASSETS	(5,759)	(424,862)
NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	1,589,349	(1,678,861)
ACCOUNTS PAYABLE	3,092,432	1,603,281
OTHER ACCRUED LIABILITIES AND INCOME TAXES	9,358	44,792

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,975,855	5,384,934

CASH FLOWS USED FOR INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF PROPERTY, PLANT, AND EQUIPMENT	24,701	2,000
PURCHASE OF PROPERTY, PLANT AND EQUIPMENT	(3,090,300)	(3,494,898)

NET CASH USED IN INVESTING ACTIVITIES	(3,065,599)	(3,492,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	1,072,214	170,335
PROCEEDS FROM REVOLVING LOAN	—	500,000
PROCEEDS FROM LONG-TERM DEBT	—	—
PAYMENTS ON LONG TERM DEBT	(2,750,000)	(2,750,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,677,786)	(2,079,665)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,232,470	(187,629)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	516,828	1,444,982

CASH & CASH EQUIVALENTS AT END OF PERIOD	$1,749,298	$1,257,353

See Accompanying Notes to Consolidated Condensed Financial Statements

AZZ incorporated

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

1.	These interim unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission “SEC”. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2005 included in the Company’s Annual Report on Form 10-K covering such period.

2.	In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of August 31, 2005, and the results of its operations for the three-month and six-month periods ended August 31, 2005 and 2004, and cash flows for the six-month period ended August 31, 2005 and 2004.

3.	Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock options.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended August 31,		Six months ended August 31,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$1,368	$908	$3,500	$2,153

Denominator:
Denominator for basic earnings per common share –weighted average shares	5,535,380	5,438,853	5,521,380	5,431,185
Effect of dilutive securities:
Employee and Director stock options	74,381	73,967	67,750	77,880

Denominator for diluted earnings per common share	5,609,761	5,512,820	5,589,130	5,509,065

Basic earnings per common share	$.25	$.17	$.63	$.40

Diluted earnings per common share	$.24	$.16	$.63	$.39

4.	Total comprehensive income for the quarter ended August 31, 2005, was $1,420,874 consisting of net income of $1,367,549 and net changes in accumulated other comprehensive income of $53,325. For the six-month period ended August 31, 2005, total comprehensive income was $3,491,965 consisting of net income of $3,499,802 and net changes in accumulated other comprehensive income of ($7,837). Changes in other comprehensive income result from changes in fair value of the Company’s cash flow hedges.

Total comprehensive income for the quarter ended August 31, 2004, was $963,272 consisting of net income of $907,812 and net changes in accumulated other comprehensive income of $55,460. For the six-month period ended August 31, 2004, total comprehensive income was $2,322,710 consisting of net income of $2,153,113 and net changes in accumulated other comprehensive income of $169,597.

5.	The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The following schedule reflects the impact on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation for the three month and six month periods ended August 31, 2005, and 2004:

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands except per share amounts)
Reported net income	$1,368	$908	$3,500	$2,153
Recognized Compensation, net of tax	288	81	288	81
Additional compensation expense per SFAS No.123	(362)	(158)	(436)	(235)

Pro forma net income for SFAS No.123	$1,294	$831	$3,352	$1,999

Reported earnings per common share:
Basic	$.25	$.17	$.63	$.40
Diluted	$.24	$.16	$.63	$.39

Additional compensation expense per SFAS No.123:
Basic	$(.02)	$(.02)	$(.03)	$(.03)
Diluted	$(.01)	$(.01)	$(.03)	$(.03)

Pro forma earnings per share:
Basic	$.23	$.15	$.60	$.37
Diluted	$.23	$.15	$.60	$.36

6.	On April 7, 2004, we implemented Stock Appreciation Rights Plans for our key employees and directors. The purpose of the plans are to enable the Company to attract and retain qualified key employees and directors by offering to them the opportunity to share in increases in the value of the Company to which they contribute. On May 18, 2005, we granted 118,030 rights under the Fiscal 2006 Stock Appreciation Rights Plan. All rights which have not previously accelerated due to events such as death or disability will vest on our earnings release date for the fiscal year ended February 29, 2008. The value of each vested right will be paid in cash and such value, for rights vesting on our earnings release date for the fiscal year ended February 29, 2008, shall be equal to the excess, if any, (i) of the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the public release of financial results for the period ended February 29, 2008, over (ii) the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following April 8, 2005, which was $15.96 per share. To determine the cash payment, the excess in the average stock price will multiply the number of Stock Appreciation Rights granted to each participant. Prior to vesting, the value of rights expected to vest will be measured by reference to the price of the Common Stock at the end of each reporting period. Compensation expense will be recognized over the vesting period. For the three and six months ended August 31, 2005, the Company has recognized $87,000 and $257,000, respectively, for compensation expense related to the Fiscal 2006 and 2005 Stock Appreciation Rights Plans.

7.	We have two operating segments as defined on page 39 of the Company’s Annual Report on Form 10-K report for the year ended February 28, 2005. Information regarding operations and assets by segment is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004
	(Unaudited)
	($ In thousands)
Net Sales:
Electrical and Industrial Products	$32,250	$23,435	$61,038	$51,045
Galvanizing Services	15,597	13,076	31,548	25,159

	$47,847	$36,511	$92,586	$76,204

Operating Income (a):
Electrical and Industrial Products	$2,276	$1,319	$4,366	$3,231
Galvanizing Services	2,653	2,386	6,395	4,725

	$4,929	$3,705	$10,761	$7,956

General Corporate Expense (b)	$2,243	$1,810	$4,169	$3,612
Interest Expense	452	429	893	870
Other (Income) Expense, Net (c)	29	26	54	56

	$2,724	$2,265	$5,116	$4,538

Income Before Income Taxes	$2,205	$1,440	$5,645	$3,418

Total Assets:
Electrical and Industrial Products	$81,565	$73,203	$81,565	$73,203
Galvanizing Services	46,294	43,869	46,294	43,869
Corporate	6,534	4,783	6,534	4,783

	$134,393	$121,855	$134,393	$121,855

(a)	Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other income and expense items that are specifically identifiable to a segment.
(b)	General Corporate Expense consists of selling, general and administrative expenses that are not specifically identifiable to a segment.
(c)	Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expenses not specifically identifiable to a segment.

8.	Warranty reserves

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

Warranty Reserve
(Unaudited)
($ In thousands)
Balance at February 29, 2004	$879
Warranty costs incurred	(876)
Additions charged to income	1,002

Balance at February 28, 2005	$1,005
Warranty costs incurred	(394)
Additions charged to income	420

Balance at August 31, 2005	$1,031

9.	Credit Agreement

On November 1, 2001, AZZ incorporated entered into an Amended and Restated Revolving and Term Loan Credit Agreement (the “2001 Credit Agreement”), which replaced the previous term notes and revolving line of credit. The 2001 Credit Agreement included a $40 million term facility and a $45 million revolving credit facility. Since November 1, 2001, we amended the 2001 Credit Agreement to reduce the number of banks participating from five to three banks, reduce our revolving credit facility from $45 million to $30 million, extend the maturity of the revolving line of credit to June 30, 2009, extend the maturity and amortization of the term facility to March 31, 2008, and to revise the provisions of various financial covenants. These financial covenants consist of 1) Minimum Consolidated Net Worth 2) Maximum Leverage Ratio and 3) Minimum Fixed Charge Coverage Ratio (all as defined in the 2001 Credit Agreement). As of August 31, 2005, the Company was in compliance with all debt covenants. The availability under the revolving credit facility is contingent on asset-based collateral of inventories and accounts receivable. At August 31, 2005, we had $15.1 million outstanding under the term note and $11.5 million outstanding under the revolving credit facility. The remaining balance outstanding on the term-loan is payable in quarterly installments of $1.375 million through March 2008. At August 31, 2005, we had approximately $17.4 million of additional credit available under the revolving credit facility.

Interest on borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus the applicable margin for the base rate borrowings for the applicable facility, or the adjusted Eurodollar rate plus the applicable margin for Eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio. The applicable margin was 1.25% at August 31, 2005. The variable interest rate including the applicable margin was 5.05% as of August 31, 2005. Additionally, we are obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .20% to .375% on the unused revolving credit facility.

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

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 Inventory Costs. This Statement amends the guidance in ARB No. 43, Chapter 4,

“Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company in fiscal 2007. We are currently evaluating the impact of this new Standard.

11.	Due to the majority of our galvanizing facilities being located in the Gulf Coast region, eight of our galvanizing facilities as well as two of our electrical facilities were impacted by Hurricanes Katrina on August 29, 2005 and Rita on September 24, 2005. Our facilities lost production days ranging from two to twenty five days. Eight of the ten effected facilities are back to full production, as of this filing, while two are operating at approximately 30 percent capacity. It is anticipated that these two facilities will be operating at full production by November 2006. It is our policy to carry replacement cost insurance on our facilities and we anticipate that net insurance proceeds will approximate or exceed the carrying value of the effected assets. We also carry business interruption insurance and anticipate the net insurance proceeds will cover a substantial portion of our lost operating income associated with these two hurricanes. Management anticipates revenues for this segment’s third quarter, and to a lesser extent our fourth quarter, will be adversely impacted from Hurricanes Katrina and Rita. While we anticipate that all of our galvanizing facilities will be back in operation by November, it is difficult to determine the exact impact this will have on our customers. Due to the fact that offshore rigs and platforms, as well as Coastal industrial installations, are a very extensive user of galvanizing services, management does anticipate increased demand late in fiscal 2006 and continuing into fiscal 2007 as the area rebuilds and replaces heavily damaged infrastructure and repairs and modifies local industrial complexes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “intend,” “should,” “may,” “believe,” and terms with similar meanings. Although we believe that the current views and expectations reflected in those forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under our control. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to: the level of customer demand for and response to products and services offered by the Company, including demand by the power generation markets, electrical transmission and distribution markets, the general industrial market, and the hot dip galvanizing markets; raw material and utility costs, including cost of zinc and natural gas which are used in the hot dip galvanizing process; changes in economic conditions of the various markets we serve, foreign and domestic; customer requested delays of shipments; acquisition opportunities, adequacy of financing, our ability to integrate our new management information system and availability of experienced management employees to implement our growth strategy. We expressly disclaim any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in our views or expectations. We can give no assurances that such forward-looking statements will prove to be correct.

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2005 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. Management uses revenue by segment and segment operating income to evaluate our segments. Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment. The other (income) expense items included in segment operating income are generally insignificant. For a reconciliation of segment operating income to pretax income, see Note 7 to our unaudited quarterly consolidated financial statements.

Revenues

The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Six Months Ended
	8/31/2005	8/31/2004	8/31/2005	8/31/2004
	(In thousands)
Revenue:
Electrical and Industrial Products	$32,250	$23,435	$61,038	$51,045
Galvanizing Services	15,597	13,076	31,548	25,159

Total Revenue	$47,847	$36,511	$92,586	$76,204

For the three and six-month periods ended August 31, 2005, consolidated net revenues increased 31% and 21%, respectively, as compared to the same periods in fiscal 2005, to $47.8 million for the three-month period and $92.6 million for the six-month period. The Electrical and Industrial Products Segment contributed 66% of the Company’s revenues, while the Galvanizing Services Segment accounted for the remaining 34% for the six-month period ended August 31, 2005. For the quarter ended August 31, 2005, the Electrical and Industrial Segment contributed 67% of the Company’s revenues and the Galvanizing Services Segment accounted for the remaining 33% of the combined revenues.

Revenues for the Electrical and Industrial Products Segment increased $8.8 million or 38% for the three-month period ended August 31, 2005, and increased $10 million or 20% for the six-month period ended August 31, 2005, as compared to the same periods in fiscal 2005. The increase in revenues resulted primarily from increased demand for our products in the petroleum, high voltage transmission and industrial markets. The increased demand from these markets continues to be partially offset by lower demand from the power generation market.

The Electrical and Industrial Products Segment’s backlog was $76.6 million as of August 31, 2005, as compared to $65 million at May 31, 2005. Backlog improved 42% from the $53.8 million reported as of August 31, 2004. The increase in incoming orders for this segment during the second quarter of fiscal 2006 over the same quarter in fiscal 2005 was primarily due to strong international bookings in the high voltage transmission market and increased orders from the domestic petroleum and industrial markets. It appears that the finalization of the energy legislation is having a positive impact on release and announcement of projects. Orders included in the backlog are represented by contracts and purchase orders that management believes to be firm. The following table reflects our bookings and shipments on a quarterly basis through the period ended August 31, 2005, as compared to the same periods in fiscal 2005.

Backlog Table

	Period Ending		Period Ending
Backlog	2/28/05	$64,769	2/29/04	$53,078
Bookings		44,980		38,489
Shipments		44,739		39,693
Backlog	5/31/05	$65,010	5/31/04	$51,874
Book to Ship Ratio		1.01		.97
Bookings		59,412		38,417
Shipments		47,847		36,510
Backlog	8/31/05	$76,575	8/31/04	$53,781
Book to Ship Ratio		1.24		1.05

Revenues in the Galvanizing Services Segment increased $2.5 million or 19% for the three-month period ended August 31, 2005, as compared to the same period in fiscal 2005 and increased $6.4 million or 25% for the six-month period ended August 31, 2004, as compared to the same period in fiscal 2005. Pounds produced for the three and six-month periods ending August 31, 2005, increased 15% and 21%, respectively, as compared to the same periods in fiscal 2005, while the selling price increased 3% for the comparable periods. The increase in selling price was the result of price increases that were implemented to offset the rising commodity cost of zinc. The increased volumes were due to improvements in the industrial market and the resurgence in galvanizing for the telecommunication and transmission pole markets. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Due to the majority of our galvanizing facilities being located in the Gulf Coast region, eight of our galvanizing facilities as well as two of our electrical facilities were impacted by Hurricanes Katrina on August 29, 2005 and Rita on September 24, 2005. Our facilities lost production days ranging from two to twenty five days. Eight of the ten effected facilities are back to full production, as of this filing, while two are operating at approximately 30 percent capacity. It is anticipated that these two facilities will be operating at full production by November 2006. It is our policy to carry replacement cost insurance on our facilities and we anticipate that net insurance proceeds will approximate or exceed the carrying value of the effected assets. We also carry business interruption insurance and anticipate the net insurance proceeds will cover a substantial portion of our lost operating income associated with these two hurricanes. Management anticipates revenues for this segment’s third quarter, and to a lesser extent our fourth quarter, will be adversely impacted from Hurricanes Katrina and Rita. While we anticipate that all of our galvanizing facilities will be back in operation by November, it is difficult to determine the exact impact this will have on our customers. Due to the fact that offshore rigs and platforms, as well as Coastal industrial installations, are a very extensive user of galvanizing services, management does anticipate increased demand late in fiscal 2006 and continuing into fiscal 2007 as the area rebuilds and replaces heavily damaged infrastructure and repairs and modifies local industrial complexes.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended		Six Months Ended
	8/31/2005	8/31/2004	8/31/2005	8/31/2004
	(In thousands)
Segment Operating Income
Electrical and Industrial Products	$2,276	$1,319	$4,366	$3,231
Galvanizing Services	2,653	2,386	6,395	4,725

Total Segment Operating Income	$4,929	$3,705	$10,761	$7,956

Our total segment operating income increased 33% and 35% for the three and six-month periods ended August 31, 2005, to $4.9 million and $10.8 million as compared to $3.7 million and $8 million for the same periods in fiscal 2005.

Segment operating income in the Electrical and Industrial Products Segment increased 73% and 35% for the three and six-month periods ended August 31, 2005, to $2.3 million and $4.4 million as compared to $1.3 million and $3.2 million for the same periods in fiscal 2005. Operating margins were 7.1% and 7.2% for the three and six-month periods ended August 31, 2005, as compared to 5.6% and 6.3% for the comparable periods in fiscal 2005. Management has seen improvements in the markets we serve; however, competitive pricing pressures continue to inhibit our ability to further increase our operating profits and margins. Management continues our emphasis on booking of business at specific targeted margin levels and pursuing pricing actions that will recover the significant increases in the price of steel, aluminum and copper that we have incurred over the past year. Operating efficiency improvement, cost containment, cost escalation recovery through pricing actions, expansion of served markets, and new product opportunities to further enhance our strategic position continues to be management’s focus and emphasis.

In the Galvanizing Services Segment, operating income increased 11% and 35% for the three and six-month periods ended August 31, 2005, to $2.7 million and $6.4 million, respectively, as compared to $2.4 million and $4.7 million for the same periods in fiscal 2005. The improved segment operating results are reflective of improved market conditions, which generated higher revenues, and the aggressive pursuit of pricing opportunities to offset the increasing cost of zinc and continued high cost of natural gas. Operating margins decreased to 17% as compared to 18.2% for the three-month period ending August 31, 2005, due to increased costs of zinc and natural gas. For the six-month period ended August 31, 2005, operating margins increased to 20.3% as compared to 18.8% for the same period in fiscal 2005. The margins improved for the six-month period due to higher volumes of steel produced for the compared periods. The increased cost of energy is anticipated to adversely impact this segment’s operating results for the balance of fiscal 2006.

General Corporate Expenses

General corporate expenses, (see Note 7 to consolidated condensed financial statements) not specifically identifiable to a segment, for the three-month period ended August 31, 2005, were $2.2 million compared to $1.8 million for the same period in fiscal 2005. For the six-month period ended August 31, 2005, general corporate expenses were $4.2 million as compared to $3.6 million. The increased general corporate expense for the three and six-month periods ended August 31, 2005, resulted from increased costs for compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and increased compensation expense related to our Stock Appreciation Rights plans. Costs related to implementation of Sarbanes Oxley were approximately $570,000 and $640,000, respectively, for the three and six-month periods ended August 31, 2005. Compensation expense related to our Stock Appreciation Rights plans increased approximately $343,000 and $343,000, respectively, for the three and six-month periods ended August 31, 2005, as compared to the same periods in fiscal 2005. These increased expenses were partially offset by the reduction in bad debt reserves in the amount of approximately $589,000 as a result of a favorable settlement with the federal bankruptcy court on a preferential payment claim. As a percent of sales, general corporate expenses were 4.7% and 4.5% for the three and six-month periods ended August 31, 2005, as compared to 5% and 4.7% for the same period in fiscal 2005.

Other (Income) Expense

For the three-month and six-month periods ending August 31, 2005, the amounts in other (income) expense not specifically identifiable with a segment (see Note 7 to consolidated financial statements) were insignificant.

Interest

Net interest expense for the three and six-month periods ended August 31, 2005, increased 5.7% and 2.6% as compared to the same periods in fiscal 2005 as a result of higher variable interest rates. As of August 31, 2005, we had outstanding bank debt of $26.6 million, a decrease of $2.8 million, as compared to $29.4 million at the end of fiscal 2005. The long-term debt to equity ratio improved to .26 to 1 at August 31, 2005, as compared to .32 to 1 for the same period in fiscal 2005.

Income Taxes

The provision for income taxes reflects an effective tax rate of 38% for the three and six-month period ended August 31, 2005, and 37% for the three and six-month period ended August 31, 2004. The 1% increase relates to higher state income taxes for the compared periods.

The American Jobs Creation Act of 2004, among other things, allows a deduction for income tax from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company is currently evaluating the impact of the new law on its taxable income for the applicable years.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our liquidity and capital needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, capital improvements, debt repayment and acquisitions. Management believes that working capital, borrowing capabilities, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, scheduled debt payments and possible future acquisitions.

Net cash provided by operations was $6 million for the six-month period ended August 31, 2005, as compared to $5.4 million for the same period in the prior fiscal year. Net cash provided by operations for the quarter ended August 31, 2005, was generated from $3.5 million in net income, $2.8 million in depreciation and amortization of intangibles and debt issue costs, and net changes in operating assets and liabilities and other adjustments to reconcile net income to net cash of a negative $.3 million. Positive cash flow was recognized due to decreased prepaid balances and revenue in excess of billings in the amount of $.2 million and $1.6 million, respectively, as well as from increased accounts payable balances in the amount of $3.1 million. These positive cash flow items were offset by increases in accounts receivable balances and inventories in the amount of $3.6 million and $1.3 million, respectively. Working capital increased to $26.7 million at August 31, 2005, as compared to $24.8 million at February 28, 2005.

For the six-month period ended August 31, 2005, capital improvements were made in the amount of $3.1 million and long-term debt was repaid in the amount of $2.8 million. We received proceeds from the exercise of employee stock options in the amount of $1.1 million.

On November 1, 2001, we entered into the 2001 Credit Agreement, which replaced the previous term notes and revolving line of credit. The 2001 credit agreement included a $40 million term facility and a $45 million revolving credit facility. Since November 1, 2001, we amended the 2001 Credit Agreement to reduce the number of banks participating from five to three banks, reduce our revolving credit facility from $45 million to $30 million, extend the maturity of the revolving line of credit to June 30, 2009, extend the maturity and amortization of the term facility to March 31, 2008, and revise the provisions of various financial covenants. These financial covenants consist of 1) Minimum Consolidated Net Worth 2) Maximum Leverage Ratio and 3) Minimum Fixed Charge Coverage Ratio (all as defined in the 2001 Credit Agreement). As of August 31, 2005, we were in compliance with all debt covenants. The availability under the revolving credit facility is contingent on asset-based collateral of inventories and accounts receivables. At August 31, 2005, we had $15.1 million outstanding under the term note and $11.5 million outstanding under the revolving credit facility. The remaining balance outstanding on the term-loan is payable in quarterly installments of $1.375 million through March 2008. At August 31, 2005, we had approximately $17.4 million of additional credit available under the revolving credit facility.

Interest on borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus the applicable margin for the base rate borrowings for the applicable facility, or the adjusted Eurodollar rate plus the applicable margin for Eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio. The applicable margin was 1.25% at August 31, 2005. The variable interest rate including the applicable margin was 5.05% as of the end of August 31, 2005. Additionally, the Company is obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .20% to .375% on the unused revolving credit facility.

We utilize interest rate protection agreements to moderate the effects of increases, if any, in interest rates by modifying the characteristics of interest obligations on long-term debt from a variable rate to a fixed rate. Presently, we have three outstanding interest rate swaps. In February 1999, we entered into an interest rate protection agreement, (the “1999 Swap Agreement”) which matures in

February 2006, whereby we pay a fixed rate of 6.8% in exchange for a variable 30-day LIBOR rate plus 1.25% (4.94% at August 31, 2005). The notional amount of the swap was originally designed to correspond to the maturities of our term debt that was outstanding in 1999, and at August 31, 2005, the remaining notional amount is $595,000. Prior to November 2001, this swap was treated as a cash flow hedge of our variable interest rate exposure. However, we refinanced our credit agreement in November 2001 and chose to cease the hedge designation for the 1999 Swap Agreement while not terminating the swap agreement. Since that time, we have been recognizing changes in the fair value of this swap directly in earnings, while amortizing the pretax amount included in accumulated other comprehensive income as additional interest expense. For the six-months ended August 31, 2004 and 2005, we amortized $37,000 as additional interest expense for each period and recognized mark to market gains of $63,000 and $16,000, respectively, for subsequent changes in the fair value of this swap. At August 31, 2005, the fair value of the 1999 Swap Agreement was a liability of $3,000 and a loss of $19,000, net of tax, and remains in accumulated other comprehensive income to be amortized as additional interest expense.

In conjunction with our debt refinancing in November 2001, we entered into a new interest rate protection agreement (the “2001 Swap Agreement”) as a cash flow hedge of our variable interest expense related to the term note. The 2001 Swap Agreement involves the exchange of interest rate obligations from November 2001 through November 2005, whereby we pay a fixed rate of 4.89% in exchange for a variable 30-day LIBOR rate plus 1.25% (4.98% at August 31, 2005). The notional amount of this swap matures in stages, and as of August 31, 2005, the remaining notional amount was $2.5 million and fully matures in November 2005. To date there has been no ineffectiveness related to the 2001 Swap Agreement. At August 31, 2005, the fair value of the 2001 Swap Agreement was an asset of $1,000. A gain of $600, net of tax, is included in accumulated other comprehensive income.

Given the maturity dates of these two interest rate swaps, all amounts included in accumulated other comprehensive income related to them are expected to flow through earnings by the end of fiscal 2006.

On March 31, 2005, we entered into a new interest rate protection agreement (the “2005 Swap Agreement”) as a cash flow hedge of our variable interest expense related to the term note. Under the 2005 Swap Agreement we exchange interest rate obligations from March 31, 2005 through March 31, 2008 whereby we pay a fixed rate of 5.70% for a variable 30-day Libor plus 1.25% (4.81% at August 31, 2005). The notional amount of this swap matures in stages and as of August 31, 2005, the remaining notional amount was $12.6 million and matures on March 31, 2008. To date there has been no ineffectiveness related to the 2005 Swap Agreement. At August 31, 2005, the fair value of the 2005 Swap Agreement was a liability of $72,000. A loss of $45,000, net of tax, is included in accumulated other comprehensive income.

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

CONTRACTUAL COMMITMENTS

Leases

We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. As of August 31, 2005, the future minimum payments required under these operating leases are summarized in the table below.

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

In the Electrical and Industrial Products Segment, we have exposure to commodity pricing for copper, aluminum, and steel. Because the Electrical and Industrial Products Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses in the customer’s contracts, although during difficult market conditions these escalation clauses may not be obtainable.

We have no contracted volume commitments for any other commodities.

Other

At August 31, 2005, we had outstanding letters of credit in the amount of $1.1 million. These letters of credit are issued to a portion of our customers to cover any potential warranty costs that the customer might incur. In addition, as of August 31, 2005, a warranty reserve in the amount of $1 million has been established to offset any future warranty claims.

The following summarizes our operating leases, and long-term debt and interest expense for the next five years.

Fiscal Year	Operating Leases	Long-Term Debt	Interest on Long Term Debt
	(In thousands)
2006	$662	$2,750	$741
2007	1,145	5,500	1,156
2008	311	5,500	823
2009	282	1,375	595
2010	282	11,500	197
Thereafter	470

Total	$3,151	$26,625	$3,512

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Management estimates are based on historical experience and various other factors that management believes reasonable under the circumstances, and form the basis for management’s conclusions. Management continually evaluates the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition and impairment of long-lived assets, identifiable intangible assets and goodwill. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2005.

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

Accruals for Contingent Liabilities - The amounts we record for estimated claims, such as self insurance programs, warranty and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. Management uses past history and experience, as well as other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than management estimates.

Revenue Recognition – We recognize revenue for the Galvanizing Services Segment upon completion of the galvanizing process performed on our customers’ material or shipment of their material. Revenue is recognized in the Electrical and Industrial Products Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting for electrical products built to customer specifications under long term contracts. Deferred revenue presented in the balance sheet under accrued liabilities arises from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to estimated total contract costs at completion. Contract costs include direct labor and material, and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.

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

Due to depressed cyclical demand, certain operations of the Electrical and Industrial Products Segment have been operating at or below break-even levels. Management believes our operating plans to increase market share and improve operating efficiencies, and a recovery in the cyclical demand for products will improve these operations performance. However, should demand deteriorate further, we could be required to recognize an impairment.

An annual impairment test of goodwill is performed in the fourth quarter of each year. The test is calculated using the anticipated future cash flows from our operating segments. Based on the present value of the future cash flow, management will determine whether impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years.

Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs; and availability of experienced labor and management to implement management’s growth strategies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk relating to our operations results primarily from changes in interest rates and commodity prices. We have only limited involvement with derivative financial instruments and we are not a party to any leveraged derivatives.

We manage our exposure to changes in interest rates through the use of variable rate debt and interest rate protection agreements.

We manage our exposure to commodity prices through various methods. In the Galvanizing Services Segment, we utilize agreements with zinc suppliers that include protective caps to guard against rising commodity prices. These contracts are normally negotiated in December of each year and normally are for a twelve-month period of time. We also secure firm pricing for natural gas supplies with individual utilities when possible. There are no contracted volume purchase commitments associated with the natural gas or zinc agreements. Management believes these agreements ensure adequate supplies and partial offset against exposure to commodity price swings.

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

Management does not believe there has been a material change in the nature of our commodity or interest rate commitments or risks since February 28, 2005.

Item 4. Controls and Procedures.

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

We are in the process of implementing an enterprise resource system (“ERP” system) developed by Oracle to replace our legacy computer system and are making appropriate changes to internal controls and procedures over financial reporting as the implementation progresses. Other than the changes required by the implementation of the Oracle ERP system, none of which materially impaired or significantly altered the effectiveness of our internal controls and procedures over financial reporting, there were no material changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

While management believes that our existing disclosure controls and procedures have been effective to accomplish our objectives, we intend to continue to examine, refine and document our disclosure controls and procedures and to monitor ongoing developments in this area. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company has been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved from time to time in various suits and claims arising in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 4. Submissions of Matters to a Vote of Security Holders

Shareholders at the Company’s Annual Meeting on July 12, 2005 (the “Annual Meeting”) reelected three incumbent directors. Martin C. Bowman, Kevern R. Joyce, and Sam Rosen. Of the 5,061,986 shares represented at the meeting, 4,706,522 shares (85%) were voted for Mr. Bowen, 4,715,022 (85%) were voted for Mr. Joyce, and 4,715,692 (85%) were voted for Mr. Rosen. Other directors continuing in office are David Dingus, Dr. H. Kirk Downey, R.J. Schumacher, Dana Perry, Daniel Berce, Daniel Feehan, and Robert Johnson.

Two proposals by the Board of Directors were submitted to the shareholders at the Annual Meeting, with the following vote tabulations.

			Approved/Failed to Approve
Approval of Ratification of the Appointment Of Ernst & Young LLP as Auditors.
Shares for:	5,001,275	98.8%
Shares Against:	55,515	1.1%	APPROVED
Shares Abstained:	10,255.1%

			Approved/Failed to Approval
Approval of AZZ incorporated 2005 Long- Term Incentive Plan
Shares for:	2,994,613	76.1%
Shares Against:	925,177	23.5%	APPROVED
Shares Abstained:	10,255.4%

Item 5. Other Information. – Not Applicable

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-K.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 21, which immediately proceeds such exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 10/14/05	/s/ Dana Perry
Dana Perry, Senior Vice President for Finance
Principal Financial Officer

EXHIBIT

INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3.2	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.4	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3.5	Bylaws of AZZ incorporated as restated through September 24, 2003 (incorporated by reference to the Exhibit 3(5) to the Quarterly Report Form 10-Q filed by the Registrant for the quarter ended August 31, 2003).

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 24, 2005. Filed herewith.

31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 September 24, 2005. Filed herewith.

32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 24, 2005. Filed herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 24, 2005. Filed herewith.