Form 10-Q
period 2005-11-30
AZZ INC
filed 2006-01-11
CIK 8947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   November 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

            Large accelerated filer ☐             Accelerated filer ☒             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at November 30, 2005

Common Stock, $1.00 Par Value	5,621,879
Class	Number of Shares

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

AZZ incorporated

CONSOLIDATED CONDENSED BALANCE SHEETS

	11/30/05	02/28/05
ASSETS	(Unaudited)

CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$1,408,109	$516,828
ACCOUNTS RECEIVABLE (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS)	28,412,617	25,939,544
INVENTORIES
RAW MATERIAL	12,306,498	9,248,485
WORK-IN-PROCESS	7,743,764	8,731,611
FINISHED GOODS	1,930,348	1,625,682
COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS	3,304,867	2,472,139
DEFERRED INCOME TAXES	1,754,098	1,971,617
PREPAID EXPENSES AND OTHER	366,538	656,618

TOTAL CURRENT ASSETS	57,226,839	51,162,524

PROPERTY, PLANT AND EQUIPMENT, NET	35,205,245	35,311,532
GOODWILL, NET OF ACCUMULATED AMORTIZATION	40,962,104	40,962,104
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION	974,502	1,199,036

	$134,368,691	$128,635,196

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
LONG-TERM DEBT DUE WITHIN ONE YEAR	$5,500,000	$5,500,000
ACCOUNTS PAYABLE	14,892,107	12,488,100
BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	1,022,045	138,363
ACCRUED SALARIES AND WAGES	3,132,395	2,748,002
OTHER ACCRUED LIABILITIES AND INCOME TAXES	6,125,073	5,449,141

TOTAL CURRENT LIABILITIES	30,671,620	26,323,606

LONG-TERM DEBT DUE AFTER ONE YEAR	17,750,000	23,875,000
DEFERRED INCOME TAXES	3,345,858	3,117,413

SHAREHOLDERS’ EQUITY:
COMMON STOCK, $1 PAR VALUE
SHARES AUTHORIZED-25,000,000
SHARES ISSUED 6,304,580	6,304,580	6,304,580
CAPITAL IN EXCESS OF PAR VALUE	14,964,835	14,114,153
CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)	15,375	(55,486)
RETAINED EARNINGS	67,664,607	62,430,419
LESS COMMON STOCK HELD IN TREASURY, AT COST (682,701 SHARES AT NOVEMBER 30, 2005 AND 803,679 SHARES AT FEBRUARY 28, 2005)	(6,348,184)	(7,474,489)

TOTAL SHAREHOLDERS’ EQUITY	82,601,213	75,319,177

	$134,368,691	$128,635,196

See Accompanying Notes to Consolidated Condensed Financial Statements.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

AZZ incorporated

CONSOLIDATED CONDENSED INCOME STATEMENTS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	11/30/05	11/30/04	11/30/05	11/30/04
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET SALES	$44,323,246	$38,296,935	$136,909,167	$114,500,891

COSTS AND EXPENSES
COST OF SALES	35,476,076	31,275,844	110,903,531	93,773,988
SELLING, GENERAL AND ADMINISTRATIVE	6,137,635	4,740,256	16,765,791	14,250,252
INTEREST EXPENSE	412,548	392,996	1,305,716	1,263,170
NET (GAIN) LOSS ON SALE OR INSURANCE SETTLEMENT OF PROPERTY, PLANT AND EQUIPMENT	(64,837)	—	(5,106)	16,249
OTHER (INCOME)	(63,199)	(62,467)	(189,962)	(226,137)
OTHER EXPENSE	19,952	38,828	79,324	94,310

	41,918,175	36,385,457	128,859,294	109,171,832

INCOME BEFORE INCOME TAXES	2,405,071	1,911,478	8,049,873	5,329,059
INCOME TAX EXPENSE	670,685	712,600	2,815,685	1,977,068

NET INCOME	$1,734,386	$1,198,878	$5,234,188	$3,351,991

EARNINGS PER COMMON SHARE
BASIC	$0.31	$0.22	$0.94	$0.62
DILUTED	$0.30	$0.22	$0.93	$0.61

See Accompanying Notes to Consolidated Condensed Financial Statements.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

AZZ incorporated

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

	NINE MONTHS ENDED
	11/30/05	11/30/04
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$5,234,188	$3,351,991

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR DOUBTFUL ACCOUNTS	(537,937)	59,929
AMORTIZATION AND DEPRECIATION	4,261,029	4,258,706
DEFERRED INCOME TAX (BENEFIT) PROVISION	430,780	(56,162)
NET (GAIN) LOSS ON SALE OR INSURANCE SETTLEMENT OF PROPERTY , PLANT AND EQUIPMENT	(5,106)	16,248
NON-CASH INTEREST EXPENSE	129,191	170,978
NON-CASH COMPENSATION EXPENSE	141,200	125,000

EFFECTS OF CHANGES IN ASSETS & LIABILITIES:

ACCOUNTS RECEIVABLE	(1,935,135)	(1,934,388)
INVENTORIES	(2,374,832)	(559,504)
PREPAID EXPENSES AND OTHER	290,080	398,338
OTHER ASSETS	(7,524)	(426,336)
NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	50,954	(639,394)
ACCOUNTS PAYABLE	2,404,007	2,122,678
OTHER ACCRUED LIABILITIES AND INCOME TAXES	1,110,156	1,830,965

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,191,051	8,719,049

CASH FLOWS USED FOR INVESTING ACTIVITIES:
PROCEEDS FROM SALE OR INSURANCE SETTLEMENT OF PROPERTY, PLANT AND EQUIPMENT	605,790	2,000
PURCHASES OF PROPERTY, PLANT AND EQUIPMENT	(4,616,347)	(5,447,478)

NET CASH USED IN INVESTING ACTIVITIES	(4,010,557)	(5,445,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	1,835,787	247,700
PROCEEDS FROM REVOLVING LOAN	10,000,000	13,000,000
PAYMENTS ON REVOLVING LOAN	(12,000,000)	(12,000,000)
PAYMENTS ON LONG TERM DEBT	(4,125,000)	(4,125,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,289,213)	(2,877,300)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	891,281	396,271

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	516,828	1,444,982

CASH & CASH EQUIVALENTS AT END OF PERIOD	$1,408,109	$1,841,253

See Accompanying Notes to Consolidated Condensed Financial Statements.

AZZ incorporated

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

1.	These interim unaudited consolidated financial statements were prepared pursuant to the rules and regulations (“Rules”) of the Securities and Exchange Commission (“SEC”). Pursuant to the SEC Rules, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2005 included in the Company’s Annual Report on Form 10-K covering such period.

Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year that ends February 28, 2005 is referred to as fiscal year 2005.

2.	In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of November 30, 2005, and the results of its operations for the three-month and nine-month periods ended November 30, 2005 and 2004, and cash flows for the nine-month periods ended November 30, 2005 and 2004.

3.	Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock options.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended November 30,		Nine months ended November 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$1,734	$1,199	$5,234	$3,352

Denominator:
Denominator for basic earnings per common share –weighted average shares	5,617,399	5,447,812	5,553,386	5,436,727
Effect of dilutive securities:
Employee and Director stock options	79,684	62,497	71,728	72,752

Denominator for diluted earnings per common share	5,697,082	5,510,308	5,625,114	5,509,479

Basic earnings per common share	$.31	$.22	$.94	$.62

Diluted earnings per common share	$.30	$.22	$.93	$.61

4.

Total comprehensive income for the quarter ended November 30, 2005, was $1,813,085 consisting of net income of $1,734,387 and net changes in accumulated other comprehensive income of $78,698. For the nine-month period ended November 30, 2005, total comprehensive income was $5,305,049 consisting of net income of $5,234,188 and net changes in accumulated other comprehensive income of $70,861. Changes in other comprehensive income result from changes in fair value of the Company’s cash flow hedges.

Total comprehensive income for the quarter ended November 30, 2004, was $1,261,286 consisting of net income of $1,198,878 and net changes in accumulated other comprehensive income of $62,408. For the nine-month period ended November 30, 2004, total comprehensive income was $3,583,996 consisting of net income of $3,351,991 and net changes in accumulated other comprehensive income of $232,005.

5.	The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The following schedule reflects the impact on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation for the three month and nine month periods ended November 30, 2005, and 2004:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands except per share amounts)
Reported net income	$1,734	$1,199	$5,234	$3,352
Recognized Compensation, net of tax	(10)	0	290	79
Compensation expense per SFAS No. 123	(63)	(77)	(511)	(311)

Pro forma net income for SFAS No. 123	$1,661	$1,122	$5,013	$3,120

Reported earnings per common share:
Basic	$.31	$.22	$.94	$.62
Diluted	$.30	$.22	$.93	$.61

Additional compensation expense per SFAS No. 123:
Basic	$(.01)	$(.01)	$(.04)	$(.05)
Diluted	$(.01)	$(.02)	$(.04)	$(.04)

Pro forma earnings per share:
Basic	$.30	$.21	$.90	$.57
Diluted	$.29	$.20	$.89	$.57

6.

On April 7, 2004, we implemented Stock Appreciation Rights Plans for our key employees and directors. The purpose of the plans are to enable the Company to attract and retain qualified key employees and directors by offering them the opportunity to share in increases in the value of the Company to which they contribute. On May 18, 2005, we granted 118,030 rights under the Fiscal 2006 Stock Appreciation Rights Plan. All rights which have not previously accelerated due to events such as death or disability will vest on our earnings release date for the fiscal year ended February 29, 2008. The value of each vested right which will be paid in cash, shall be equal to the excess, if any, of (i) the average of the closing prices of a share of common stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the public release of financial results for the period ended February 29, 2008, over (ii) the average of the closing prices of a share of common stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following April 8, 2005, which was $15.96 per share. To determine the cash payment, the excess in the average stock price will be multiplied by the number of stock appreciation rights granted to each participant. Prior to vesting, the value of rights expected to vest will be measured by reference to the price of the Common Stock at the end of each reporting period. Compensation expense will be recognized over the vesting period. Since their inception through November 30, 2005, we recognized $100,000 and $227,000, respectively, for compensation expense related to the Fiscal 2006 and 2005 Stock Appreciation Rights Plans. For the nine-month period ended November 30, 2005, compensation expense related to these Stock Appreciation Rights plans was recognized in the amount of $307,000.

7.	We have two operating segments as defined on page 39 of the Company’s Annual Report on Form 10-K for the year ended February 28, 2005. Information regarding operations and assets by segment is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
	(Unaudited)
	($ In thousands)
Net Sales:
Electrical and Industrial Products	$28,803	$24,979	$89,841	$76,024
Galvanizing Services	15,520	13,318	47,068	38,477

	$44,323	$38,297	$136,909	$114,501

Operating Income (a):
Electrical and Industrial Products	$2,688	$1,723	$7,054	$4,954
Galvanizing Services	2,798	2,413	9,193	7,138

	$5,486	$4,136	$16,247	$12,092

General Corporate Expense (b)	$2,648	$1,830	$6,817	$5,442
Interest Expense	413	393	1,306	1,263
Other (Income) Expense, Net (c)	20	2	74	58

	$3,081	$2,225	$8,197	$6,763

Income Before Income Taxes	$2,405	$1,911	$8,050	$5,329

Total Assets:
Electrical and Industrial Products	$79,831	$73,648	$79,831	$73,648
Galvanizing Services	47,323	44,635	47,323	44,635
Corporate	7,215	6,409	7,215	6,409

	$134,369	$124,692	$134,369	$124,692

(a)	Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other income and expense items that are specifically identifiable to a segment.
(b)	General Corporate Expense consists of selling, general and administrative expenses that are not specifically identifiable to a segment.
(c)	Other (income) expense, net, includes gains and losses on sale of property, plant and equipment and other (income) expenses not specifically identifiable to a segment.

8.	Warranty reserves

A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within accrued liabilities on the consolidated balance sheet. Management periodically reviews the reserves and adjustments are made as determined to be necessary. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following table shows changes in the warranty reserves since the end of fiscal 2004:

Warranty Reserve
(Unaudited)
($ In thousands)
Balance at February 29, 2004	$879
Warranty costs incurred	(876)
Additions charged to income	1,002

Balance at February 28, 2005	$1,005
Warranty costs incurred	(570)
Additions charged to income	779

Balance at November 30, 2005	$1,214

9.	Credit Agreement

On November 1, 2001, AZZ incorporated entered into an Amended and Restated Revolving and Term Loan Credit Agreement (the “2001 Credit Agreement”), which replaced the previous term notes and revolving line of credit. The 2001 Credit Agreement included a $40 million term facility and a $45 million revolving credit facility. Since November 1, 2001, we amended the 2001 Credit Agreement to reduce the number of banks participating from five to three banks, reduce our revolving credit facility from $45 million to $30 million, extend the maturity of the revolving line of credit to June 30, 2009, extend the maturity and amortization of the term facility to March 31, 2008, and to revise the provisions of various financial covenants. These financial covenants consist of 1) Minimum Consolidated Net Worth, 2) Maximum Leverage Ratio and 3) Minimum Fixed Charge Coverage Ratio (all as defined in the 2001 Credit Agreement). As of November 30, 2005, the Company was in compliance with all debt covenants. The availability under the revolving credit facility is contingent on asset-based collateral of inventories and accounts receivable. At November 30, 2005, we had $13.8 million outstanding under the term note and $9.5 million outstanding under the revolving credit facility. The remaining balance outstanding on the term-loan is payable in quarterly installments of $1.375 million through March 2008. At November 30, 2005, we had approximately $15.5 million of additional credit available under the revolving credit facility.

Interest on borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus the applicable margin for the base rate borrowings for the applicable facility, or the adjusted Eurodollar rate plus the applicable margin for Eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio. The applicable margin was 1.25% at November 30, 2005. The variable interest rate including the applicable margin was 5.62% as of November 30, 2005. Additionally, we are obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .20% to .375% on the unused revolving credit facility.

10.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“FAS 123R”), which will revise FASB Statement No. 123, Accounting for Stock-based Compensation and supersedes APB 25. FAS 123R will be effective for the Company’s first quarter of fiscal 2007. FAS 123R will require that compensation cost be recognized in the financial statements not only for new awards but also for previously granted awards that are not fully vested on the adoption date. We are still evaluating the provisions of FAS 123R; however, we believe the effects should be relatively consistent with the pro forma net income and earnings per share data we have disclosed in Note 5 found on page 7 of this quarterly report.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company in fiscal 2007. We are currently evaluating the impact of this new standard.

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

Revenues

The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Nine Months Ended
	11/30/2005	11/30/2004	11/30/2005	11/30/2004
	(In thousands)
Revenue:
Electrical and Industrial Products	$28,803	$24,979	$89,841	$76,024
Galvanizing Services	15,520	13,318	47,068	38,477

Total Revenue	$44,323	$38,297	$136,909	$114,501

For the three and nine-month periods ended November 30, 2005, consolidated net revenues increased 16% and 20%, respectively, as compared to the same periods in fiscal 2005, to $44.3 million for the three-month period and $136.9 million for the nine-month period. For the three-month period ended November 30, 2005, the Electrical and Industrial Products Segment contributed 65% of the Company’s revenues and the Galvanizing Services Segment accounted for the remaining 35% of the combined revenues. The Electrical and Industrial Products Segment contributed 66% of the Company’s revenues, while the Galvanizing Services Segment accounted for the remaining 34% for the nine-month period ended November 30, 2005.

Revenues for the Electrical and Industrial Products Segment increased $3.8 million or 15% for the three-month period ended November 30, 2005, and increased $13.8 million or 18% for the nine-month period ended November 30, 2005, as compared to the same periods in fiscal 2005. The increase in revenues resulted primarily from increased demand for our products in the high voltage transmission and industrial markets, particularly the petroleum sector. The increased demand from these markets continues to be partially offset by lower demand from the power generation market.

The Electrical and Industrial Products Segment’s backlog was $83.1 million as of November 30, 2005, as compared to $64.8 million at the end of fiscal 2005. Backlog improved 38% from the $60.1 million reported as of November 30, 2004. The increase in incoming orders for this segment during the third quarter of fiscal 2006 over the same quarter in fiscal 2005 was due to continued strong bookings in the transmission and distribution market as well as increased orders from the domestic petroleum and industrial markets. While we have seen improved pricing levels, they are still below full recovery of material cost increases incurred over the past eighteen months. Competitive pricing pressures continue as our industry still operates with a significant level of unused capacity. Orders included in the backlog are represented by contracts and purchase orders that management believes to be firm. The following table reflects our bookings and shipments on a quarterly basis through the period ended November 30, 2005, as compared to the same periods in fiscal 2005.

Backlog Table

	Period Ended		Period Ended
Backlog	2/28/05	$64,769	2/29/04	$53,078
Bookings		44,980		38,489
Shipments		44,739		39,693
Backlog	5/31/05	$65,010	5/31/04	$51,874
Book to Ship Ratio		1.01		.97
Bookings		59,412		38,417
Shipments		47,847		36,510
Backlog	8/31/05	$76,575	8/31/04	$53,781
Book to Ship Ratio		1.24		1.05
Bookings		50,864		44,613
Shipments		44,323		38,297
Backlog	11/30/05	83,116	11/30/04	60,097
Book to Ship Ratio		1.15		1.16

Revenues in the Galvanizing Services Segment increased $2.2 million or 17% for the three-month period ended November 30, 2005, as compared to the same period in fiscal 2005, and increased $8.6 million or 22% for the nine-month period ended November 30, 2005, as compared to the same period in fiscal 2005. Pounds produced for the three and nine-month periods ending November 30, 2005, increased 11% and 18%, respectively, as compared to the same periods in fiscal 2005, while the selling price increased 5% and 4%, respectively, for the comparable periods. The increase in selling price was the result of price increases that were implemented to offset the rising commodity cost of zinc. The increased volumes were due to improvements in the industrial market and the resurgence in galvanizing for the telecommunication and transmission pole markets. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Eight of our galvanizing facilities as well as two of our electrical facilities were impacted by Hurricanes Katrina on August 29, 2005 and Rita on September 24, 2005. Our facilities lost production days ranging from two to twenty-five days. All of the ten affected facilities are back to full production. It is our policy to carry replacement cost insurance on our facilities and we anticipate that net insurance proceeds will approximate or exceed the carrying value of the affected assets. Property damage associated with these hurricanes resulted in reduction in the carry value of the effected assets in the amount of $507,000, which was netted against replacement costs insurance proceeds in the amount of $550,000. This resulted in a gain in the amount of $43,000, which was recorded during the three-month period ended November 30, 2005. Additional insurance proceeds will be recorded in the future for property damage as these amounts are determined and the proceeds are received. We also carry business interruption insurance and anticipate the net insurance proceeds will cover a substantial portion of our lost operating income associated with these two hurricanes. The settlement from our business interruption insurance from the impact of Hurricane Katrina was reached and the insurance settlement was booked in the amount of $345,000 during the third quarter offsetting a portion of our operating costs associated with lost production. Business interruption losses associated with Hurricane Rita are currently being evaluated and it is anticipated that settlement under our business interruption policy will be reached and insurance proceeds for the impact of Hurricane Rita will be booked in the fourth quarter. The anticipated adverse impact on our volumes in the third quarter due to the gulf coast hurricanes did not materialize. Despite the loss of production days, our volumes in the third quarter were consistent with those achieved in the second quarter. We anticipate that the fourth quarter will be at levels that approximate those of the second and third quarters, and the next level of increased work associated with the rebuilding effort will not occur until the second quarter of fiscal 2007. Due to the fact that offshore rigs and platforms, as well as Coastal industrial installations, are very extensive users of galvanizing services, management anticipates increased demand until the early part of fiscal 2007 as the area rebuilds and replaces heavily damaged infrastructure and repairs and modifies local industrial complexes.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended		Nine Months Ended
	11/30/2005	11/30/2004	11/30/2005	11/30/2004
	(In thousands)
Segment Operating Income
Electrical and Industrial Products	$2,688	$1,723	$7,054	$4,954
Galvanizing Services	2,798	2,413	9,193	7,138

Total Segment Operating Income	$5,486	$4,136	$16,247	$12,092

Our total segment operating income increased 33% and 34% for the three and nine-month periods ended November 30, 2005, to $5.5 million and $16.2 million as compared to $4.1 million and $12.1 million for the same periods in fiscal 2005.

Segment operating income in the Electrical and Industrial Products Segment increased 56% and 42% for the three and nine-month periods ended November 30, 2005, to $2.7 million and $7.1 million as compared to $1.7 million and $5 million for the same periods in fiscal 2005. Operating margins were 9.3% and 7.8% for the three and nine-month periods ended November 30, 2005, as compared to 6.9% and 6.5% for the comparable periods in fiscal 2005. We have seen improvements in the markets we serve; however, while we have seen some modest improvement in pricing levels, competitive pricing pressures continue to inhibit our ability to dramatically increase our operating profits and margins above current levels. Additional margin expansion will require additional improvements in our pricing levels. We continue our emphasis on booking business at specific targeted margin levels and pursuing pricing actions that will recover the significant increases in the price of steel, aluminum and copper that we have incurred over the past year. Operating efficiency improvement, cost containment, cost escalation recovery through pricing actions, expansion of served markets, and new product opportunities to further enhance our strategic position continue to be our focus and emphasis.

In the Galvanizing Services Segment, operating income increased 16% and 29% for the three and nine-month periods ended November 30, 2005, to $2.8 million and $9.2 million, respectively, as compared to $2.4 million and $7.1 million for the same periods in fiscal 2005. The improved segment operating results are reflective of improved market conditions, which generated higher volumes, and the aggressive pursuit of pricing opportunities to offset the increasing cost of zinc and continued high cost of natural gas. Operating margins were flat at 18% for the three-month period ended November 30, 2005 as compared to 18.1% for the three-month period ended November 30, 2004. For the nine-month period ended November 30, 2005, operating margins increased to 19.5% as compared to 18.5% for the same period in fiscal 2005. The margins improved for the nine-month period due to higher volumes of steel produced for the compared periods as well as an improved selling price. The increased cost of energy and rising zinc cost are anticipated to adversely impact this segment’s operating results for the balance of fiscal 2006 as well as the upcoming fiscal year.

General Corporate Expenses

General corporate expenses, (see Note 7 to consolidated condensed financial statements) not specifically identifiable to a segment, for the three-month period ended November 30, 2005, were $2.6 million compared to $1.8 million for the same period in fiscal 2005. For the nine-month period ended November 30, 2005, general corporate expenses were $6.8 million as compared to $5.4 million. The increased general corporate expense for the three and nine-month periods ended November 30, 2005, resulted from increased costs for compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and increased compensation expense related to our Stock Appreciation Rights plans. Costs related to implementation of Sarbanes-Oxley were approximately $490,000 and $1.1 million, respectively, for the three and nine-month periods ended November 30, 2005. Compensation expense related to our Stock Appreciation Rights plans increased approximately $307,000 for the nine-month periods ended November 30, 2005, as compared to the same periods in fiscal 2005. These increased expenses for the nine-month period were partially offset by the reduction in bad debt reserves in the amount of approximately $589,000 as a result of a favorable settlement with the federal bankruptcy court on a preferential payment claim. As a percentage of sales, general corporate expenses were 6% and 5% for the three and nine-month periods ended November 30, 2005, as compared to 4.8% and 4.8% for the same period in fiscal 2005.

Other (Income) Expense

For the three-month and nine-month periods ended November 30, 2005, the amounts in other (income) expense not specifically identifiable with a segment (see Note 7 to consolidated financial statements) were insignificant.

Interest

Net interest expense for the three and nine-month periods ended November 30, 2005, increased 5.1% and 3.4% as compared to the same periods in fiscal 2005 as a result of higher variable interest rates. As of November 30, 2005, we had outstanding bank debt of $23.3 million, a decrease of $6.1 million, as compared to $29.4 million at the end of fiscal 2005. Long-term debt to equity ratio improved to .21 to 1 at November 30, 2005, as compared to .30 to 1 at November 30, 2004.

Income Taxes

The provision for income taxes reflects an effective tax rate of 35% for the nine-month period ended November 30, 2005, and 37% for nine-month period ended November 30, 2004. The decrease in taxes reflect lower estimated state income tax and benefits for the American Jobs Creation Act of 2004, which allows a deduction from income tax for qualified domestic production activities.

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

Net cash provided by operations was $9.2 million for the nine-month period ended November 30, 2005, as compared to $8.7 million for the same period in the prior fiscal year. Net cash provided by operations for the nine-months ended November 30, 2005, was generated from $5.2 million in net income, $4.4 million in depreciation and amortization of intangibles and debt issue costs, and net changes in operating assets and liabilities and other adjustments to reconcile net income to net cash decreases of $.4 million. Positive cash flow was recognized due to decreased prepaid balances, increased accrued liabilities and decreased revenue in excess of billings in the amount of $.3 million, $1.1 million and $.1 million, respectively, as well as from increased accounts payable balances in the amount of $2.4 million. These positive cash flow items were offset by increases in accounts receivable balances and inventories in the amount of $1.9 million and $2.4 million, respectively. To support our increased business levels working capital increased to $26.6 million at November 30, 2005, as compared to $24.8 million at February 28, 2005.

For the nine-month period ended November 30, 2005, capital improvements were made in the amount of $4.6 million, and long-term debt was repaid in the amount of $6.1 million. We received proceeds from the exercise of employee stock options and insurance settlements or sale of fixed assets in the amount of $1.8 million and $.6 million, respectively.

On November 1, 2001, we entered into the 2001 Credit Agreement, which replaced the previous term notes and revolving line of credit. The 2001 Credit Agreement included a $40 million term facility and a $45 million revolving credit facility. Since November 1, 2001, we amended the 2001 Credit Agreement to reduce the number of banks participating from five to three banks, reduce our revolving credit facility from $45 million to $30 million, extend the maturity of the revolving line of credit to June 30, 2009, extend the maturity and amortization of the term facility to March 31, 2008, and revise the provisions of various financial covenants. These financial covenants consist of 1) Minimum Consolidated Net Worth, 2) Maximum Leverage Ratio and 3) Minimum Fixed Charge Coverage Ratio (all as defined in the 2001 Credit Agreement). As of November 30, 2005, we were in compliance with all debt covenants. The availability under the revolving credit facility is contingent on asset-based collateral of inventories and accounts receivables. At November 30, 2005, we had $13.8 million outstanding under the term note and $9.5 million outstanding under the revolving credit facility. The remaining balance outstanding on the term-loan is payable in quarterly installments of $1.375 million through March 2008. At November 30, 2005, we had approximately $15.5 million of additional credit available under the revolving credit facility.

Interest on borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus the applicable margin for the base rate borrowings for the applicable facility, or the adjusted Eurodollar rate plus the applicable margin for Eurodollar rate borrowings for the applicable facility. The applicable margin is based on the leverage ratio. The applicable margin was 1.25% at November 30, 2005. The variable interest rate including the applicable margin was 5.62% as of November 30, 2005. Additionally, the Company is obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .20% to .375% on the unused revolving credit facility.

We utilize interest rate protection agreements to moderate the effects of increases, if any, in interest rates by modifying the characteristics of interest obligations on long-term debt from a variable rate to a fixed rate. Presently, we have two outstanding interest rate swaps. In February 1999, we entered into an interest rate protection agreement (the “1999 Swap Agreement”), which matures in February 2006, whereby we pay a fixed rate of 6.8% in exchange for a variable 30-day LIBOR rate plus 1.25% (5.34% at November 30, 2005). The notional amount of the swap was originally designed to correspond to the maturities of our term debt that was outstanding in 1999, and at November 30, 2005, the remaining notional amount was $357,000. Prior to November 2001, this swap was treated as a cash flow hedge of our variable interest rate exposure. However, we refinanced our credit agreement in November 2001 and chose to cease the hedge designation for the 1999 Swap Agreement while not terminating the swap agreement. Since that time, we have been recognizing changes in the fair value of this swap directly in earnings, while amortizing the pretax amount included in accumulated other comprehensive income as additional interest expense. For the nine-months ended November 30, 2004 and 2005, we amortized $55,000 as additional interest expense for each period and recognized mark to market gains of $87,000 and $18,000, respectively, for subsequent changes in the fair value of this swap. At November 30, 2005, the fair value of the 1999 Swap Agreement was a liability of $800 and a loss of $8,000, net of tax, and remains in accumulated other comprehensive income to be amortized as additional interest expense. Given the maturity date of this interest rate swap, all amounts included in accumulated other comprehensive income related to it are expected to flow through earnings by the end of fiscal 2006.

On March 31, 2005, we entered into a new interest rate protection agreement (the “2005 Swap Agreement”) as a cash flow hedge of our variable interest expense related to the term note. Under the 2005 Swap Agreement, we exchange interest rate obligations from March 31, 2005 through March 31, 2008 by paying a fixed rate of 5.70% for a variable 30-day Libor plus 1.25% (5.34% at November 30, 2005). The notional amount of this swap matures in stages. As of November 30, 2005, the remaining notional amount was $11.3 million and matures on March 31, 2008. To date, there has been no ineffectiveness related to the 2005 Swap Agreement. At November 30, 2005, the fair value of the 2005 Swap Agreement was an asset of $37,000. A gain of $23,000, net of tax, is included in accumulated other comprehensive income.

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

CONTRACTUAL COMMITMENTS

Leases

We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. As of November 30, 2005, the future minimum payments required under these operating leases are summarized in the table on the next page.

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

Other

At November 30, 2005, we had outstanding letters of credit in the amount of $2.1 million. These letters of credit are issued to a portion of our customers to cover any potential warranty costs that the customer might incur. In addition, as of November 30, 2005, a warranty reserve in the amount of $1.2 million was established to offset any future warranty claims.

The following summarizes our operating leases, and long-term debt and interest expense for the next five years.

Fiscal Year	Operating Leases	Long-Term Debt	Interest on Long Term Debt
		(In thousands)
2006	$331	$1,375	$348
2007	1,145	5,500	1,109
2008	311	5,500	776
2009	282	1,375	547
2010	282	9,500	181
Thereafter	470

Total	$2,821	$23,250	$2,961

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

Allowance for Doubtful Accounts – The carrying value of our accounts receivable is continually evaluated based on the likelihood of collection. An allowance is maintained for estimated losses resulting from our customer’s inability to make required payments. The allowance is determined by historical experience of uncollected accounts, the level of past due accounts, overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and future expectations of conditions that might impact the collectibility of accounts receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accruals for Contingent Liabilities – The amounts we record for estimated claims, such as self insurance programs, warranty and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. Management uses past history and experience, as well as other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than management estimates.

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

Impairment of Long-Lived Assets, Identifiable Intangible Assets and Goodwill – We record impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment losses on long-lived assets are measured based on the excess of the carrying amount over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. A significant change in events, circumstances or projected cash flows could result in an impairment of long-lived assets, including identifiable intangible assets.

Due to depressed cyclical demand, certain operations of the Electrical and Industrial Products Segment have been operating at or below break-even levels. Management believes our operating plans to increase market share and improve operating efficiencies, and a recovery in the cyclical demand for products will improve performance of these operations. However, should demand deteriorate further, we could be required to recognize an impairment.

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

While management believes that our existing disclosure controls and procedures have been effective to accomplish our objectives, we intend to continue to examine, refine and document our disclosure controls and procedures and to monitor ongoing developments in this area. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved from time to time in various suits and claims arising in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submissions of Matters to a Vote of Security Holders. None.

Item 5. Other Information. – Not Applicable

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-K.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 22, which immediately proceeds such exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date:	01/03/06	/s/ Dana Perry
Dana Perry, Senior Vice President for Finance
Principal Financial Officer

EXHIBIT

INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).
3.2	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).
3.3	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).
3.4	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended November 30, 2000).
3.5	Bylaws of AZZ incorporated as restated through September 24, 2003 (incorporated by reference to the Exhibit 3.5 to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended November 30, 2003).
31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 3, 2006. Filed herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 3, 2006. Filed herewith.
32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 3, 2006. Filed herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 3, 2006. Filed herewith.