Form 10-K
period 2006-02-28
AZZ INC
filed 2006-05-12
CIK 8947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 1-12777

AZZ incorporated

(Exact name of registrant as specified in its charter)

TEXAS	75-0948250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

University Centre I, Suite 200 1300 South University Drive Fort Worth, Texas	76107
(Address of principal executive offices)	(Zip Code)

(817) 810-0095

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 31, 2005 (the last business day of its most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $109,845,355 based on the closing sale price of $20.45 per share as reported on the New York Stock Exchange (For purposes of determining the above stated amount, only the directors, executive officers and 10% or greater shareholders of the registrant have been deemed affiliates; however, this does not represent a conclusion by the registrant that any or all such persons are affiliates of the registrant).

As of February 28, 2006 there were 5,739,830 shares of the Registrant’s common Stock ($1.00 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2006 Annual Meeting of Shareholders to be held July 11, 2006	Part III

AZZ INCORPORATED

YEAR ENDED FEBRUARY 28, 2006

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

Copper, aluminum and steel are the primary raw materials used by this segment. All of these raw materials are currently readily available.

We sell this segment’s products through manufacturers’ representatives, distributors, agents and our internal sales force. We are not dependent on any single customer for this segment, and the loss of any single customer would not have a material adverse effect on our consolidated revenues or net income.

Backlog of orders was approximately $73.8 million at February 28, 2006, $64.8 million at February 28, 2005, and $53.1 million at February 29, 2004. The majority of the backlog as of February 28, 2006 should be delivered during the next 18 months. We believe that the contracts and purchase orders included in the backlog are firm.

We employ a total of 589 persons in this segment.

Galvanizing Services Segment

The Galvanizing Services Segment provides hot dip galvanizing to the steel fabrication industry through facilities located throughout the South and Southwest United States. Hot dip galvanizing is a metallurgical process in which molten zinc is applied to a customer’s material. The zinc bonding renders a corrosion protection to fabricated steel for extended periods of up to 50 years. We operate eleven galvanizing plants, which are located in Texas, Louisiana, Alabama, Mississippi, Arkansas, and Arizona.

Galvanizing is a highly competitive business, and we compete with other galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternate forms of corrosion protection such as paint. Our galvanizing market is generally limited to areas within a relatively close proximity of our galvanizing plants due to freight cost.

Zinc, the principal raw material used in the galvanizing process, is currently readily available, but has volatile pricing. We manage our exposure to commodity pricing of zinc by utilizing agreements with zinc suppliers that include protective caps to guard against rising commodity prices.

We typically serve fabricators and/or manufacturers who provide services to the electrical and telecommunications, bridge and highway, petro chemical, and general industrial markets, as well as numerous original equipment manufacturers (“OEMs”). We do not depend on any single customer for our galvanizing services, and the loss of any customer would not have a material adverse effect on our consolidated revenues or net income.

The backlog of galvanizing orders generally is nominal due to the short time requirement involved in the process.

We employ a total of 430 persons in this segment.

Executive Officers of the Registrant

Name	Age	Business Experience for Past Five Years Position or Office with Registrant or Prior Employer	Held Since
David H. Dingus	58	President and Chief Executive Officer	2001
		President and Chief Operating Officer	1998-2000

Dana L. Perry	57	Senior Vice President of Finance, Chief Financial Officer and Secretary	2004
		Vice President of Finance, Chief Financial Officer, Asst. Sec.	1992-2004

Fred L. Wright, Jr.	65	Senior Vice President, Galvanizing Services Segment	1992

John V. Petro	60	Vice President Operations, Electrical Products	2001
		General Manager of CGIT, Inc. (subsidiary of Registrant)	1995-2001

Clement H. Watson	59	Vice President Sales, Electrical Products	2000
		Vice President Marketing and Sales of Pulsafeeder, Inc.	1995-2000

Jim C. Stricklen	57	Vice President, Business and Manufacturing Systems	2004
		Vice President, Assist Connectivity Technology	2001-2003

Tim E. Pendley	44	Vice President Operations, Galvanizing Services Segment	2004
		Division Operations Manager	1999-2004

Richard W. Butler	40	Vice President, Corporate Controller	2004
		Corporate Controller	1999-2004

Robert D. Ruffin	65	Vice President, Human Resources	2005
		Corporate Director, Human Resources	1999-2005

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

100 F Street, N.E.

Washington, D.C. 20549

You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of any material we have filed with the SEC by mail at prescribed rates from:

Public Reference Section

Securities and Exchange Commission

100 F Street N.E.

Washington, D.C. 20549

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

In connection with the Board of Directors’ responsibility to oversee our legal compliance and conduct, the board has adopted a Code of Ethics, which applies to the Company’s officers, directors and employees.

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

You may also obtain a copy of these documents by mailing a request to:

AZZ incorporated

Investor Relations

University Centre I, Suite 200

1300 South University Drive

Fort Worth, TX 76107

Item 1A.	Risk Factors

Our business is subject to a variety of risks, including the risks described below. While we believe that the risks and uncertainties described below are the more significant risks and uncertainties facing our business, they are not the only ones facing us. Additional risks and uncertainties not known to us or not described below may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results from operations could be negatively impacted and significantly impact future growth.

Our business segments operate in highly competitive markets

Many of our competitors, primarily in our Electrical and Industrial Products Segment, are significantly larger and have substantially more resources than we do. Competition depends on a number of factors, including price. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their products and services at lower rates than we are able to provide. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industries, maintain our customer base at current levels or increase our customer base.

Our business segments are sensitive to economic downturns

If the general level of economic activity deteriorates from current levels, our customers may delay or cancel new projects. If there is a reduction in demand for our products or services, as result of a downturn in the general economy, there could be a material adverse effect on price levels and the quantity of goods and services purchased, therefore adversely impacting revenues and results from operations. A number of factors, including financing conditions and potential bankruptcies in the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future and pay for past services.

International and political events may adversely affect our Electrical and Industrial Products Segment

A portion of our revenues from our Electrical and Industrial Segment are from international markets. We operate in developed countries with stable operating and fiscal environments. The occurrence of any of the risks described below could have an adverse effect on our consolidated results of operations, cash flows and financial condition:

•	political and economic instability;

•	social unrest, acts of terrorism, force majeure, war or other armed conflict;

•	inflation;

•	currency fluctuation, devaluations and conversion restrictions;

•	governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds; and

•	trade restrictions and economic embargoes by the Untied States or other countries.

Fluctuations in the price and supply of raw materials and natural gas for our business segments

We purchase a wide variety of raw materials for our Electrical and Industrial Products Segment to manufacture our products including steel, aluminum and copper. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability. In our Galvanizing Service Segment zinc and natural gas represent a large portion of our cost of sales. The price and availability of zinc and natural gas is highly competitive and cyclical. The following factors which our beyond our control affect the price of raw materials and natural gas for our business segments are: supply and demand factors; freight costs and transportation availability; inventory levels; trade duties and taxes; and labor disputes. We seek to maintain operating margins by attempting to increase the price of our products and services in response to increased costs, but may not be successful in passing these price increases through to our customers.

Our dependence upon fixed-price contracts for our Electrical and Industrial Products Segment could adversely affect our business

We currently generate, and expect to continue to generate, a significant portion of our revenues under fixed price contracts. We must estimate the costs of completing a particular project to bid for fixed-price contracts. The actual cost of labor and materials, however, may vary from the costs we originally estimated. Depending on the size of particular project, variations from estimated cost could have a significant impact on our operating results for any fiscal year.

Our compliance with various governmental regulations and environmental risks

Our business is subject to numerous federal, state, provincial, local and foreign laws and regulations, including regulations, primarily in our Galvanizing Services Segment, with respect to air emissions, storm water and the generation, handling, storage, transportation, treatment, and disposal of waste materials. Although, we believe we are substantially in compliance with all applicable laws and regulations, legal requirements are frequently changed and subject to interpretation, and the presently unpredictable ultimate cost of compliance with these requirements could adversely impact our operations. We may be required to make significant expenditures to comply with governmental laws and regulations. Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, could have a material adverse effect on the results of operations and financial conditions.

Our acquisition strategy involves a number of risks

We intend to pursue growth through the pursuit of opportunities to acquire companies or assets that will enable us to expand our product and service offerings. We routinely review potential acquisitions. However, we may be unable to implement this growth strategy if we cannot reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, our acquisition strategy involves certain risks, including:

•	difficulties in the integration of operations and systems;

•	the termination of relationships by key personnel and customers of the acquired company;

•	a failure to add additional employees to handle the increased volume of business;

•	additional financial and accounting challenges and complexities in areas such as tax planning, treasury management and financial reporting;

•	risks and liabilities from our acquisitions, some of which may not be discovered during our due diligence;

•	a disruption of our ongoing business or an inability of our ongoing business to receive sufficient management attention; and

•	a failure to realize the cost savings or other financial benefits we anticipated.

Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms.

Our use of percentage-of-completion accounting in the Electrical and Industrial Products Segment could result in a reduction or elimination of previously reported profits

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and in the notes to our consolidated financial statements, a portion of our revenues is recognized on a percentage-of-completion method of accounting. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Actual collection of contract amounts or change orders could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.

We may not be able to fully realize the revenue value reported in our backlog for our Electrical and Industrial Products Segment

We have a backlog of work in our Electrical and Industrial Products Segment to be completed on contracts. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Backlog develops as a result of new business taken, which represents the revenue value of new project commitments received by us during a given period. Backlog consists of projects which have either (1) not yet been started or (2) are in progress and are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, projects are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, canceled projects may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

Our Operating results may vary significantly from quarter to quarter

Our quarterly results may be materially and adversely affected by:

•	the timing and volume of work under new agreements;

•	general economic conditions;

•	the budgetary spending patterns of customers;

•	variations in the margins of projects performed during any particular quarter;

•	losses experienced in our operations not otherwise covered by insurance;

•	a change in the demand or production of our products and our services caused by severe weather conditions;

•	a change in the mix of our customers, contracts and business;

•	a change in customer delivery schedule;

•	increases in design and manufacturing costs; and

•	ability of customers to pay their invoices owed to us.

Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year.

We may be unsuccessful at generating internal growth

Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	attract new customers; internationally and domestically;

•	increase the number or size of projects performed for existing customers;

•	hire and retain employees; and

•	increase volume utilizing our existing facilities.

In addition, our customers may reduce the number or size of projects available to us. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business.

The departure of key personnel could disrupt our business

We depend on the continued efforts of our executive officers and senior management. We cannot be certain that any individual will continue in such capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business.

Our business requires skilled labor , and we may be unable to attract and retain qualified employees

Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may experience shortages of qualified personnel. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expense will not increase as a result of shortage in the supply of skilled personnel. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues.

Item 1B.	Unresolved Staff Comments

No unresolved staff comments were open as of February 28, 2006.

Item 2.	Properties

The following table sets forth information about the Company’s principal facilities owned or leased on February 28, 2006:

Location	Land/Acres	Buildings/ Sq. Footage	Segment/Occupant
Crowley, Texas	29.7	201,000	Electrical and Industrial Products
Houston, Texas	5.4	67,400	Electrical and Industrial Products
Richland, Mississippi	6.7	58,700	Electrical and Industrial Products
Pittsburg, Kansas	15.3	86,000	Electrical and Industrial Products
Westborough, Massachusetts	—	(Leased) 36,400	Electrical and Industrial Products
Fulton, MO	—	(Leased) 85,000	Electrical and Industrial Products
Tulsa, OK	—	(Leased) 66,000	Electrical and Industrial Products
Greenville, SC	—	(Leased) 65,000	Electrical and Industrial Products
Crowley, Texas	28.5	79,200	Galvanizing Services
Houston, Texas	25.2	61,800	Galvanizing Services
Waskom, Texas	10.6	30,400	Galvanizing Services
Beaumont, Texas	12.9	33,700	Galvanizing Services
Moss Point, Mississippi	13.5	16,000	Galvanizing Services
Richland, Mississippi	5.6	22,800	Galvanizing Services
Citronelle, Alabama	10.8	34,000	Galvanizing Services
Goodyear, Arizona	16.8	36,800	Galvanizing Services
Prairie Grove, Arkansas	11.5	34,000	Galvanizing Services
Belle Chasse, Louisiana	9.5	34,000	Galvanizing Services
Port Allen, Louisiana	22.2	48,700	Galvanizing Services
Fort Worth, Texas	—	(Leased) 18,600	Corporate Office

Item 3.	Legal Proceedings

Environmental Proceedings

We are subject to various environmental protection reviews by state and federal government agencies. We cannot presently determine the ultimate liability, if any, that might result from these reviews or additional clean-up and remediation expenses. However, as a result of an internal analysis and prior clean-up efforts, we believe that the reviews and any required remediation will not have a material impact on the Company and that the recorded reserves for estimated losses are adequate. We had reserved $348,000 and $505,000 as of February 28, 2006 and 2005, respectively, for estimated cost related to environmental compliance. In order to maintain permits to operate certain of our facilities, we may need to make future capital expenditures for equipment in order to meet new or existing environmental regulations.

Other Proceedings

We are involved from time to time in various suits and claims arising in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended February 28, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $1.00 par value, (“Common Stock”) is traded on the New York Stock Exchange and under the symbol “AZZ”. The following table sets forth the high and low sales prices of our Common Stock on the New York Stock Exchange on a quarterly basis for each of the two fiscal years ended February 28, 2006 and February 28, 2005. No dividends were declared during these periods.

	Quarter Ended May 31,		Quarter Ended August 31,		Quarter Ended November 30,		Quarter Ended February 28,
	2005	2004	2005	2004	2005	2004	2006	2005
Per Share
High	$18.45	$16.75	$20.88	$15.75	$22.35	$15.50	$24.84	$16.44
Low	$14.95	$14.25	$15.75	$14.30	$16.05	$13.33	$17.60	$15.20
Dividends Declared	—	—	—	—	—	—	—	—

The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, operating and financial condition and other factors. We expect for the foreseeable future to invest substantially all of our earnings in the expansion of our business.

The approximate number of holders of record of our common stock at May 12, 2006 was 597. See Item 12 of this Report for information regarding securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data

	Fiscal Year
	2006	2005	2004	2003	2002(a)
	(In thousands, except per share amounts)
Summary of operations:
Net sales	$187,184	$152,428	$136,201	$183,370	$152,917
Net income	7,827	4,812	4,263	8,615	7,804
Earnings per share:
Basic earnings per common share	$1.40	$.88	$.80	$1.63	$1.53
Diluted earnings per common share	1.38	.87	.79	1.63	1.50
Total assets	$141,026	$128,635	$120,026	$134,037	$147,044
Long-term debt	14,375	23,875	25,375	37,875	53,550
Total liabilities	53,758	53,316	50,729	70,628	92,293
Shareholders’ equity	87,269	75,319	69,298	63,409	54,751
Working capital	27,917	24,839	20,209	23,711	26,761
Cash provided by operating activities	$12,794	$6,471	$14,963	$22,927	$14,150
Capital expenditures	6,602	6,649	3,645	3,959	12,772
Depreciation & amortization(b)	5,886	5,872	6,141	7,061	6,347
Cash dividend per common share	0	0	0	0.16
Weighted average shares outstanding	5,584	5,444	5,347	5,280	5,117

(a)	Includes the acquisitions of Central Electric Company and Carter & Crawley, Inc. on November 1, 2001.
(b)	Includes the amortization of debt issue costs of $167,000, $220,000, $410,000,, $505,000 and $81,000 in fiscal 2006, 2005, 2004 ,2003 and 2002, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We operate two distinct segments, the Electrical and Industrial Products Segment and the Galvanizing Services Segment. The Electrical and Industrial Products Segment serves the power generation, transmission and distribution markets as well as the general industrial market. The Galvanizing Services Segment consists of eleven hot dip-galvanizing facilities located throughout the South and Southwest United States that provide galvanizing service to the steel fabrication industry.

For the fiscal year-ended February 28, 2006, we recorded revenues of $187.2 million compared to the prior year’s revenues of $152.4 million. Approximately 66% of our revenues were generated from the Electrical and Industrial Products Segment and approximately 34% were generated from the Galvanizing Services Segment. Net income for fiscal 2006 was $7.8 million compared to $4.8 million in the fiscal 2005. Net income as a percentage of sales was 4.2% for fiscal 2006 as compared to 3.2% for fiscal 2005. Earnings per share increased by 59% to $1.38 per share for fiscal 2006 compared to $.87 per share in fiscal 2005, on a diluted basis.

Results of Operations

Year ended February 28, 2006 (2006) compared with year ended February 28, 2005 (2005)

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

Revenues

Our operations ended fiscal 2006 with a backlog of $73.8 million, an increase of 14% as compared to fiscal 2005 backlog of $64.8 million. Our book-to-ship ratio was 1.05 to 1 for fiscal 2006 as compared to 1.08 to 1 in the prior year. In fiscal 2006, we continued our efforts to improve our market coverage and expand our served markets. The increased backlog was the result of increased orders for our high voltage transmission products both domestically and internationally, as well as increased orders from the domestic industrial market. These improvements in our backlog were partially offset by a decline in our distribution products backlog. In general, the market indicators and the dollar value of quotation levels suggest that some of our markets continue to show improvement, while others have stabilized. The following table reflects bookings and shipments for fiscal 2006 and 2005.

Backlog Table

(In thousands)

	Period Ending		Period Ending
Backlog	2/28/05	$64,769	2/29/04	$53,078
Bookings		196,180		164,119
Shipments		187,184		152,428
Backlog	2/28/06	$73,765	2/28/05	$64,769
Book to Ship Ratio		1.05		1.08

The following table reflects the breakdown of revenue by segment:

	2006	2005
	(In thousands)
Revenue:
Electrical and Industrial Products	$123,736	$100,542
Galvanizing Services	63,448	51,886

Total Revenue	$187,184	$152,428

Our consolidated net revenues for fiscal 2006 increased by $34.8 million or 23%, as compared to fiscal 2005.

The Electrical and Industrial Products Segment produces highly engineered specialty products supplied to the power generation, power transmission, power distribution and general industrial markets as well as lighting and tubular products to the industrial and petroleum markets. The segment recorded revenues for fiscal 2006 of $123.7 million, an increase of 23% above the fiscal 2005 results of $100.5 million. The increased revenue resulted primarily from increased demand for our products in the high voltage transmission and industrial markets, particularly the petroleum sector. The increased demand continues to be partially offset by lower demand for the power generation market. The passage of the energy legislation has and we believe will continue to have a positive impact on this segment. There are incentives, reliability standards, and programs to promote alternative energy sources, which should continue to enhance customer spending. Continued improvements in capital spending and a continuation of the 80% plus industrial utilization levels as reported by the Federal Reserve should sustain improved operating levels from the industrial market.

Our Galvanizing Services Segment, which is made up of eleven hot dip galvanizing facilities, generated revenues of $63.4 million, a 22% increase from the prior year’s revenues of $51.9 million. The increased revenue resulted from a 6% improvement in pricing and a 16% increase in the pounds of steel produced in fiscal 2006 as compared to fiscal 2005. The increase in volume was due to improvements in all of our markets. During the latter half of fiscal 2006, this segment benefited from increased work related to the rebuilding of the Gulf Coast area due to Hurricanes Katrina and Rita. Revenues for this segment have historically followed the condition of the general industrial economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	2006	2005
	(In thousands)
Segment Operating Income:
Electrical and Industrial Products	$11,357	$7,282
Galvanizing Services	12,676	9,556

Total Segment Operating Income	$24,033	$16,838

Total segment operating income (see note 11 to Notes to Consolidated Financial Statements) increased 42.7% to $24 million in fiscal 2006 as compared to $16.8 million in fiscal 2005. Consolidated operating margins as a percentage of sales improved to 13% for fiscal 2006 as compared to 11% for fiscal 2005. The improvement resulted primarily from leverage obtained from increased revenues and improved pricing levels. We continue to place emphasis on systems and procedures and the sharing of best practices among our operations to further enhance operating efficiency. The Electrical and Industrial Products Segment generated 47% of the operating income for fiscal 2006, while the Galvanizing Services Segment produced the remaining 53%.

Operating income for the Electrical and Industrial Products Segment increased $4.1 million or 56% for fiscal 2006, to $11.4 million as compared to $7.3 million for fiscal 2005. Operating margins for this segment were 9.2% for fiscal 2006 as compared to 7.2% for fiscal 2005. Operating margins were favorably impacted by improved pricing levels, as a result of our minimum acceptable margin initiative for fiscal 2006, and leverage obtained by increased revenues. Operating efficiencies and leverage obtained from increased revenues during fiscal 2006 were partially offset by increased material costs, primarily copper, aluminum, and steel. Although price levels improved, we were still unable to fully recoup these costs through price increases to our customers. We continue to align and consolidate resources to match current market conditions, while still maintaining our ability to capitalize on opportunities that arise. Despite improved market conditions, we believe that we will continue to see very competitive pricing in fiscal 2007 due to the industry’s excess capacity.

Operating income for the Galvanizing Service Segment increased $3.1 million or 33% for fiscal 2006, to $12.7 million as compared to $9.6 million for the prior year. The operating income improvement was attributable to a 22% increase in revenues. Operating margins improved to 20% for fiscal 2006 as compared to 18.4% for fiscal 2005. The improvement in operating margins resulted from increased selling prices and leverage obtained through increased revenues. During fiscal 2006, this segment sustained significant damage at several operations as a result of hurricanes in the Gulf Coast area. Property damage associated with the hurricanes resulted in a reduction in carrying value of the affected assets in the amount of $507,000, which was netted against replacement cost insurance proceeds in the amount of $574,000 after deductibles. This netted a gain in the amount of $67,000, which was included in operating income for the segment. Subsequent to fiscal 2006, we received additional proceeds from our insurance provider in the amount of $385,000, which will be recorded in the first quarter of fiscal 2007. Additional proceeds will be recorded in the future for property damage as these amounts are determined and the cash is received. We also recognized insurance settlements from business interruption insurance in the amount of $458,000 during the third and fourth quarters of fiscal 2006 to recover a portion of the fixed cost related to lost production days. The recent metal commodity pricing, including the cost of zinc, continues to be a concern. The increase in zinc costs could have a significant impact on margins if economic factors inhibit our ability to pass this increased cost on to our customers. We have increased pricing in concert with the increased costs of zinc and will continue increased pricing to offset continued cost escalation. As a result of increased pricing, there is the possibility that we could reach some point where customers begin to seek alternatives to galvanizing, or delay or cancel projects. The increasing cost of zinc is a critical factor that impacts all participants in the hot dip galvanizing industry.

General Corporate Expense

General corporate expenses were $10.2 million for fiscal 2006 and $7.7 million for fiscal 2005. As a percentage of sales, general corporate expenses were 5.5% for fiscal 2006 as compared to 5.1% in fiscal 2005. Included in general corporate expense in Fiscal 2006 is $1.8 million related to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and compensation expense related to Stock Appreciation Rights in the amount of $736,000.

Interest expense for fiscal 2006 was $1.7 million, an increase of 3% as compared to $1.6 million in fiscal 2005. The increase in interest expense resulted from significant increases in interest rates on our variable debt instruments. The increase in interest rates was partially offset by debt reduction of $9.5 million during fiscal 2006. Our total outstanding bank debt was $19.9 million at the end of 2006, a decrease of 32% as compared to $29.4 million at the end of fiscal 2005. Our long-term debt to equity ratio improved to .16 to 1 for fiscal 2006 as compared to .32 to 1 for fiscal 2005.

Other (Income) Expense

For fiscal 2006 and 2005, the amounts in other (income) expense (see Note 11 of Notes to Consolidated Financial Statements) were insignificant.

Provision For Income Taxes

The provision for income taxes reflects an effective tax rate of 35% for fiscal 2006 and fiscal 2005. During fiscal 2006, we benefited from the American Jobs Creation Act of 2004, which allows a deduction from income tax for qualified domestic production activities. Benefits from the new domestic manufacturing deduction were offset by higher state income taxes due to differences in the mix of profits generated from our operating facilities located in varying tax jurisdictions.

Year ended February 28, 2005 (2005) compared with year ended February 29, 2004 (2004)

Revenues

Our operations ended fiscal 2005 with a backlog of $64.8 million, an increase of 22% as compared to fiscal 2004 backlog of $53.1 million. The segment recorded a book-to-ship ratio of 1.08 to 1 for fiscal 2005 as compared to 1.03 to 1 in the prior year. The backlog continued to be heavily weighted towards the distribution market in fiscal 2005. The following table reflects bookings and shipments for the compared periods of fiscal 2005 and 2004.

Backlog Table

(In thousands)

	Period Ending		Period Ending
Backlog	2/29/04	$53,078	2/28/03	$49,069
Bookings		164,119		140,210
Shipments		152,428		136,201
Backlog	2/28/05	$64,769	2/29/04	$53,078
Book to Ship Ratio		1.08		1.03

The following table reflects the breakdown of revenue by segment:

	2005	2004
	(In thousands)
Revenue:
Electrical and Industrial Products	$100,542	$88,916
Galvanizing Services	51,886	47,285

Total Revenue	$152,428	$136,201

Our consolidated net revenues for fiscal 2005 increased by $16.2 million or 12%, as compared to fiscal 2004.

The Electrical and Industrial Products Segment recorded revenues for fiscal 2005 of $100.5 million, an increase of 13% above our fiscal 2004 results of $88.9 million. The increased revenue resulted primarily from increased demand for our products in the power distribution and petroleum markets. While these markets showed improvement, the revenue contribution from the industrial market was below expectations due to extreme pricing pressure that caused us to decline certain projects due to unacceptable pricing levels.

Our Galvanizing Services Segment generated revenues of $51.9 million, a 10% increase from the prior year’s revenues of $47.3 million. The increase in volume was due to the improved geographical markets in which our facilities are located and the resurgence of galvanizing for the telecommunication markets.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	2005	2004
	(In thousands)
Segment Operating Income:
Electrical and Industrial Products	$7,282	$6,363
Galvanizing Services	9,556	8,642

Total Segment Operating Income	$16,838	$15,005

Total segment operating income increased 12% to $16.8 million in fiscal 2005 as compared to $15 million in fiscal 2004. Consolidated operating margins were consistent for the compared periods at 11%. In fiscal 2005, we continued to place emphasis on systems and procedures and the sharing of best practices among our operations to further enhance operating efficiency. The Electrical and Industrial Products Segment generated 43% of the operating income for fiscal 2004, while the Galvanizing Services Segment produced the remaining 57%.

Operating income for the Electrical and Industrial Products Segment increased $.9 million or 14% for fiscal 2005, to $7.3 million as compared to $6.4 million for fiscal 2004. Operating margins for this segment were unchanged at 7.2% for the compared years. Operating efficiencies and leverage obtained from increased revenues during fiscal 2005 were offset by increased material costs, primarily copper, aluminum, and steel.

Operating income for the Galvanizing Service Segment increased $.9 million or 11% for fiscal 2005, to $9.5 million as compared to $8.6 million for the prior year. This segment benefited from the sizing of its operations to match market conditions. Operating margins were consistent at 18% for fiscal 2005 and 2004. The additional margin obtained from the resizing of the organization and the leverage achieved from increased revenue were offset by the increased commodity cost of zinc.

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

Interest expense for fiscal 2005 was $1.6 million, a decrease of 32% as compared to $2.4 million in fiscal 2004. The decrease in interest expense resulted from reductions of our average outstanding debt throughout fiscal 2005. We ended fiscal 2005 with outstanding bank debt of $29.4 million, a decrease of 5% or $1.5 million as compared to the $30.9 million outstanding at the end of fiscal 2004. Our long-term debt to equity ratio improved to .32 to 1 for fiscal 2005 as compared to .37 to 1 for fiscal 2004.

Other (Income) Expense

For fiscal 2005 the amounts in other (income) expense (see Note 11 of Notes to Consolidated Financial Statements) were insignificant. Fiscal 2004 included the amount of $298,000 for gain on the sale of vacant land, which was not specifically identifiable to a segment.

Provision For Income Taxes

The provision for income taxes reflected an effective tax rate of 35% for fiscal 2005 and 38% for fiscal 2004. The decrease in the effective tax resulted from a difference in the mix of profits generated from our operating facilities located in varying tax jurisdictions, which impacted our effective tax rate for current and deferred taxes.

Liquidity and Capital Resources

We have historically met cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, capital improvements, debt repayment and acquisitions. We believe that working capital, borrowing capabilities, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, and payment of debt and possible future acquisitions.

Our operating activities generated cash flows of approximately $12.8 million, $6.5 million, and $15 million during fiscal 2006, 2005, and 2004, respectively. Cash flow from operations in fiscal 2006 included net income in the amount of $7.8 million, depreciation and amortization of intangibles and interest expense related to debt issue costs in the amount of $5.9 million, and net changes in operating assets and liabilities and other increases in cash flows from operations of a negative $.9 million. Due to increased business levels in both our segments, our working capital requirements were increased in fiscal 2006 as compared to fiscal 2005. As a result of the increased levels of business, accounts receivable, inventories, and prepaid and other assets balances increased by $5.5 million, $4.5 million, and $.8 million, respectively in fiscal 2006 over 2005. Accounts receivable days outstanding for fiscal 2006 were 53 days as compared to 57 days in fiscal 2005. Inventory turns were 7.2 times for fiscal 2006 as compared to 7.5 times in fiscal 2005. The decrease in cash flow from increases in accounts receivable, inventories, and prepaid and other asset balances was partially offset by increases in accounts payable, accrued liabilities, and net changes in billings related to costs and estimated earnings on uncompleted contracts in the amount of $3.4 million, $4.3 million and $2.2 million, respectively.

During fiscal 2006, cash flow from operations was used to make capital improvements of $6.6 million and to reduce debt by $9.5 million. The breakdown of capital spending by segment for fiscal 2006, 2005, and 2004 can be found in Note 11 of the Notes to Consolidated Financial Statements. We received proceeds from the sale of or insurance settlement on property and equipment in the amount of $.6 million and proceeds from the exercise of stock options in the amount of $3.4 million. There were no cash dividends declared or paid in fiscal 2006, and no resumption of a cash dividend is currently anticipated.

On November 1, 2001, we entered into an Amended and Restated Revolving and Term Loan Credit Agreement (the “2001 Credit Agreement”), which replaced the previous term notes and revolving line of credit.

The new agreement included a $40 million term facility and a $45 million revolving credit facility. Since November 1, 2001, we amended the 2001 Credit Agreement to reduce the number of banks participating from five to three banks, reduced the revolving credit facility from $45 million to $30 million, extended the maturity of the revolving line of credit to June 30, 2009, extended the maturity and amortization of the term facility to March 31, 2008, and revised the provisions of various financial covenants. These financial covenants consist of 1) Minimum Consolidated Net Worth 2) Maximum Leverage Ratio and 3) Minimum Fixed Charge Coverage Ratio. As of February 28, 2006, the Company was in compliance with all debt covenants. The availability under the revolving credit facility is contingent on asset-based collateral of inventories and accounts receivables. At February 28, 2006, we had $12.375 million outstanding under the term note and $7.5 million outstanding under the revolving credit facility. The remaining balance outstanding on the term-note is payable in quarterly installments of $1.375 million through March 2008. At February 28, 2006, we had approximately $18.6 million of additional credit available under the revolving credit facility.

Borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus the applicable margin for the base rate borrowings for the applicable facility, or the adjusted Eurodollar rate plus the applicable margin for Eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio. The applicable margin was 1% at February 28, 2006, and correlated to an interest rate of 5.45% on the hedged portion of the note after hedging as discussed below and 5.77% on the variable portion of the note at February 28, 2006. Additionally, we are obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .25% to .5% on the unused revolving credit facility.

We utilize interest rate protection agreements to moderate the effects of increases, if any, in interest rates by modifying the characteristics of our interest obligations on long-term debt from a variable rate to a fixed rate. Presently, we have one outstanding interest rate swap. In March 2005, we entered into an interest rate protection agreement (the “2005 Swap Agreement”) as a cash flow hedge of our variable interest expense related to the term note. Under the 2005 Swap Agreement, we exchange interest rate obligations from March 31, 2005 through March 31, 2008 by paying a fixed rate of 5.45% for variable 30-day Libor plus 1% (5.57% at February 28, 2006). The notional amount of this swap matures in stages. As of February 28, 2006, the remaining notional amount was $12.375 million and matures on March 31, 2008. To date, there has been no ineffectiveness related to the 2005 Swap Agreement. At February 28, 2006, the fair value of the 2005 Swap Agreement was an asset of $68,000. A gain of $44,000, net of tax, is included in accumulated other comprehensive income.

Our current ratio (current assets/current liabilities) was 1.79 to 1 at the end of fiscal 2006, as compared to 1.94 to 1 at the end of fiscal 2005. Shareholder equity grew 16% during fiscal 2006 to $87.3 million or $15.63 per share (shareholders’ equity/weighted average shares outstanding at February 28, 2006). Long-term debt as a percentage of shareholders’ equity ratio was .16 to 1 at the end of fiscal 2006 as compared to .32 to 1 at the end of fiscal 2005. The decrease in long-term debt to shareholders’ equity ratio was the result of a reduction in debt of $9.5 million and increased shareholders’ equity of $11.9 million. The funds used for debt repayment came from cash flows generated from operations.

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

Contractual Commitments

Leases

The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. As of February 28, 2006, the future minimum payments required under these operating leases are summarized in the below table. Rental expense for real estate and personal property was approximately $2,211,000, $2,071,000, and $2,060,000 for fiscal years ended 2006, 2005 and 2004, respectively, and includes all short-term as well as long-term rental agreements.

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

In the Galvanizing Services Segment, the Company utilizes contracts with its zinc suppliers that include protective caps to guard against rising commodity prices. The Company also secures firm pricing for natural gas supplies with individual utilities when possible. There is no contracted volume purchase commitments associated with the zinc or natural gas agreements. Management believes these contractual agreements ensure adequate supplies and partially offset exposure to commodity price swings.

There are no contracted purchase commitments for any other commodity items including steel, aluminum, natural gas, copper, zinc or any other commodity.

Other

At February 28, 2006, the Company had outstanding letters of credit in the amount of $3.9 million. These letters of credit are issued to a portion of the Company’s customers to cover any potential warranty costs that the customer might incur and in lieu of performance and bid bonds. In addition, as of February 28, 2006, a warranty reserve in the amount of $1.1 million has been established to offset any future warranty claims.

The following summarizes the Company’s operating leases, and long-term debt and interest expense for the next five years.

	Operating Leases	Long-Term Debt	Interest on Long Term Debt
	(In thousands)
2007	$1,145	$5,500	$1,020
2008	311	5,500	697
2009	282	1,375	460
2010	282	7,500	152
2011	282
Thereafter	188

Total	$2,490	$19,875	$2,329

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances, and form the basis for our conclusions. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition, and impairment of long-lived assets, identifiable intangible assets and goodwill. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements

Allowance for Doubtful Accounts— The carrying value of our accounts receivable is continually evaluated based on the likelihood of collection. An allowance is maintained for estimated losses resulting from our customer’s inability to make required payments. The allowance is determined by historical experience of uncollected accounts, the level of past due accounts, overall level of outstanding accounts receivable, information about specific customers with respect of their inability to make payments and future expectations of conditions that might impact the collectibility of accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accruals for Contingent Liabilities—The amounts we record for estimated claims, such as self insurance programs, warranty, environmental, and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience, as well as other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than what we estimate.

Revenue Recognition—Revenue is recognized for the Electrical and Industrial Products Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting for electrical products built to customer specifications under long term contracts. We recognize revenue for the Galvanizing Services Segment upon completion of the galvanizing process performed on the customers’ material or shipment of this material. Customer advanced payments presented in the balance sheet arises from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to estimated total contract costs at completion. Contract costs include direct labor and material, and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payments (FAS 123R”) which will revise FASB Statement No. 123, Accounting for Stock-based Compensation and supersedes APB No. 25 Accounting for Stock Issued to Employees. FAS 123R will be effective for the Company’s first quarter of fiscal 2007. FAS 123R will require that compensation cost be recognized in the financial statements not only for new awards; but for previously granted awards that are not fully vested on the adoption date. The Company is still evaluating the provisions of FAS 123R; however, it believes the effects should be relatively consistent with the pro forma net income and earnings per share data that is disclosed in Note 1 to the consolidated financial statements.

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

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which replaced APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that do not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of errors. The statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The provisions of this Statement will be effective for the Company in fiscal 2007.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk affecting our operations results primarily from changes in interest rates and commodity prices. We have only limited involvement with derivative financial instruments and are not a party to any leveraged derivatives.

We manage our exposures to changes in interest rates by optimizing the use of variable and fixed rate debt. We had approximately $7.5 million of variable rate borrowings at February 28, 2006 after hedges. On our variable interest rate borrowings, a one percent upward or downward change in interest rates would equate to an approximate $75,000 increase or decrease to interest expense. In March 2005, we entered into an interest rate protection agreement (the “2005 Swap Agreement”) as a cash flow hedge of our variable interest expense related to the term note. Under the 2005 Swap Agreement, we exchanged interest rate obligations from March 31, 2005 through March 31, 2008 by paying a fixed rate of 5.45% for variable 30-day Libor plus 1% (5.57% at February 28, 2006). The notional amount of this swap matures in stages. As of February 28, 2006, the remaining notional amount was $12.375 million and matures on March 31, 2008. To date, there has been no ineffectiveness related to the 2005 Swap Agreement. At February 28, 2006, the fair value of the 2005 Swap Agreement was an asset of $68,000. A gain of $44,000, net of tax, is included in accumulated other comprehensive income.

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

We do not believe that a hypothetical change of 10% of the interest rate currently in effect or a change of 10% of commodity prices would have a significantly adverse effect on our results of operations, financial position, or cash flows as long as we are able to pass along the increases in commodity prices to our customers. To date, we have been successful in passing along the rising cost of zinc without an adverse effect on our results of operations. However, there can be no assurance that either interest rates or commodity prices will not change in excess of the 10% hypothetical amount, which could have an adverse effect on our results of operations, financial position, and cash flows if we are unable to pass along these increase to our customers.

Item 8.	Financial Statements and Supplementary Data.

The index to our Consolidated Financial Statements is found on page 25. Our Financial Statements and Notes to these Consolidated Financial Statements follow the index.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

No changes in accountants or disagreements with accountants on accounting and/or financial disclosure have arisen.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

Management’s Report on Internal Control Over Financial Reporting

See management’s report on page 26.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this item with regard to executive officers is included in Part I, Item 1 of this report under the heading “Executive Officers of the Registrant.”

Information regarding directors of AZZ required by this Item is incorporated by reference to the section entitled “Election of Directors” set forth in the Proxy Statement for our 2006 Annual Meeting of Shareholders.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement for our 2006 Annual Meeting of Shareholders.

Information regarding our audit committee financial experts and code of ethics and business conduct required by this item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Proxy Statement for our 2006 Annual Meeting of Shareholders.

No director or nominee for director has any family relationship with any other director or nominee or with any executive officer of our company.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership—Fees Paid to Directors” set forth in our Proxy Statement for our 2006 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership—Security Ownership of Management” set forth in the Proxy Statement for our 2006 Annual Meeting of Shareholders.

Equity Compensation Plans

The following table provides a summary of information as of February 28, 2006, relating to our equity compensation plans in which our common stock is authorized for issuance.

Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders(1)	377,388	(3)	$15.81	122,651	(2)

Total	377,388		$15.81	122,651

(1)	Consists of the 2001 Long-Term Incentive Plan, the 1998 Incentive Stock Option Plan, the 1997 Non-Statutory Stock Option Grants, and the 1991 Non Statutory Stock Option Plan. See Note 9, “Stock Options and Other Shareholder Matters” to our “Notes to Consolidated Financial Statements” for further information found on page 40.

(2)	Consists of shares remaining available for future issuance under the 2001 Long-Term Incentive Plan of 103,151 shares and the 1997 Non Statutory Stock Option Grants of 19,500 shares.

(3)	The average term of outstanding options is 5.1 years.

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

1999 Independent Director Share Ownership Plan

On January 19, 1999, the Board of Directors established the 1999 Independent Director Share Ownership Plan (as amended, the “Independent Director Plan”). Each independent Director was granted 500 shares of our Common Stock after each annual meeting of the shareholders, beginning with the 1999 Annual Meeting and continuing until the 2004 Annual Meeting, at which time the number of shares granted increased to 1,000 shares, after which he continued to serve as director. Also, under the Plan, each newly elected independent Director who has not previously served on the Board is granted such number of shares as the Board of Directors may deem appropriate, but not less than 1,000 shares of Common Stock or, if less, Common Stock having a value of $15,000. Grants under the Independent Director Plan terminate as to each Independent Director when a total of 5,000 shares have been granted to him or her. During his or her tenure on the Board of Directors, each Director is to retain a number of shares equal to at least one-half the number of shares granted pursuant to the Independent Director Plan. A total of 50,000 shares were covered by the Plan, of which 13,000 shares remain available under the Plan at February 28, 2006.

2000 Advisory Director Share Ownership Plan

On March 28, 2000, the Board of Directors established the 2000 Advisory Director Share Ownership Plan (the “Advisory Director Plan”). Under that Plan, Advisory Directors receive a grant of 500 shares of Common Stock of the Company after each annual shareholders meeting after which they continue to serve as an Advisory Director until they receive a total of 5,000 shares, including shares received while serving as an active member of the Board of Directors. A total of 10,000 shares were covered by the Plan, of which, 6,500 shares remain available under the Plan at February 28, 2005. The Board has no Advisory Directors at the present time and has no current plans to add Advisory Directors in the future.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions” set forth in the Proxy Statement for our 2006 Annual Meeting of Shareholders.

PART IV

Item 14.	Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the sections entitled “Other Business—Independent Auditor Fees” and “Other Business—Pre-approval of Non-audit Fees” set forth in our Proxy Statement for our 2006 Annual Meeting of Shareholders.

Item 15.	Exhibits and Financial Statement Schedules.

A.	Financial Statements

1.	The financial statements filed as a part of this report are listed in the “Index to Consolidated Financial Statements” on page 25.

2.	Financial Statements Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves filed as a part of this report is listed in the “Index to Consolidated Financial Statements” on page 25.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

AZZ INCORPORATED (Registrant)

Date:	5/12/2006	By:	/S/ DAVID H. DINGUS
David H. Dingus, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

/S/ DAVID H. DINGUS	/S/ DANA L. PERRY
David H. Dingus, Principal Executive Officer and Director	Dana L. Perry, Principal Financial Officer and Director

/S/ DANIEL R. FEEHAN	/S/ RICHARD BUTLER
Daniel R. Feehan, Director Principal Accounting Officer	Richard Butler, Vice President and Controller,

/S/ MARTIN C. BOWEN	/S/ R. J. SCHUMACHER
Martin C. Bowen, Director	R. J. Schumacher, Director

/S/ DANIEL E. BERCE	/S/ DR. H. KIRK DOWNEY
Daniel E. Berce, Director	Dr. H. Kirk Downey, Chairman of the Board and Director

/S/ ROBERT H. JOHNSON	/S/ KEVERN R. JOYCE
Robert H. Johnson, Director	Kevern R. Joyce, Director

/S/ SAM ROSEN
Sam Rosen, Director

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “ Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “ Internal Control—Integrated Framework” our management concluded that our internal control over financial reporting was effective as of February 28, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of February 28, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

AZZ incorporated

We have audited the accompanying consolidated balance sheets of AZZ incorporated as of February 28, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15A.2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AZZ incorporated at February 28, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AZZ incorporated’s internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Fort Worth, Texas

April 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

AZZ incorporated

We have audited management’s assessment, included in the accompanying Management’s Report of Internal Controls Over Financial Reporting, that AZZ incorporated maintained effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AZZ incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that AZZ incorporated maintained effective internal control over financial reporting as of February 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AZZ incorporated maintained, in all material respects, effective internal control over financial reporting as of February 28, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AZZ incorporated as of February 28, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2006 of AZZ incorporated and our report dated April 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Fort Worth, Texas

April 14, 2006

AZZ INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

Years ended February 28, 2006, February 28, 2005 and February 29, 2004

	2006	2005	2004
Net sales	$187,184,093	$152,427,904	$136,200,541
Costs and expenses:
Cost of sales	149,855,108	123,903,334	110,213,626
Selling, general, and administrative	23,898,755	19,622,388	17,138,095
Net (gain) loss from sale of or insurance settlement on property, plant and equipment	22,208	35,187	(275,421)
Interest expense	1,689,169	1,636,884	2,407,157
Other income	(312,346)	(344,045)	(249,220)
Other expenses	—	167,645	88,709

	175,152,894	145,021,393	129,322,946

Income before income taxes	12,031,199	7,406,511	6,877,595
Income tax expense	4,204,312	2,594,496	2,614,405

Net income	$7,826,887	$4,812,015	$4,263,190

Earnings per common share:
Basic	$1.40	$.88	$.80

Diluted	$1.38	$.87	$.79

Weighted average common shares	5,584,078	5,444,180	5,347,150
Weighted average common shares and potentially dilutive common shares	5,658,042	5,516,679	5,397,198

See accompanying notes.

AZZ INCORPORATED

CONSOLIDATED BALANCE SHEETS

February 28, 2006 and February 28, 2005

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,258,945	$516,828
Accounts receivable, net of allowance for doubtful accounts of $400,000 in 2006 and $1,362,000 in 2005	32,007,274	25,939,544
Inventories	24,137,216	19,605,778
Costs and estimated earnings in excess of billings on uncompleted contracts	2,499,200	2,472,139
Deferred income taxes	2,093,119	1,971,617
Prepaid expenses and other	1,455,217	656,618

Total current assets	63,450,971	51,162,524
Property, plant, and equipment, at cost:
Land	2,225,058	2,225,058
Buildings and structures	28,626,646	27,967,319
Machinery and equipment	36,723,494	35,314,216
Furniture, fixtures, software and computers	7,650,770	6,702,798
Automotive equipment	1,755,371	1,733,435
Construction in progress	1,027,768	919,788

	78,009,107	74,862,614
Less accumulated depreciation	(42,311,802)	(39,551,082)

Net property, plant, and equipment	35,697,305	35,311,532
Goodwill	40,962,104	40,962,104
Other assets	915,791	1,199,036

	$141,026,171	$128,635,196

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,840,980	$12,488,100
Income tax payable	862,472	80,545
Accrued salaries and wages	3,620,099	2,748,002
Other accrued liabilities	5,271,731	4,122,371
Customer advance payment	2,039,386	1,246,225
Billings in excess of costs and estimated earnings on uncompleted contracts	2,398,840	138,363
Long-term debt due within one year	5,500,000	5,500,000

Total current liabilities	35,533,508	26,323,606
Long-term debt due after one year	14,375,000	23,875,000
Deferred income taxes	3,849,022	3,117,413
Commitments and Contingencies
Shareholders’ equity:
Common stock, $1 par value; 25,000,000 shares authorized; 6,304,580 shares issued at February 28, 2006 and February 28, 2005	6,304,580	6,304,580
Capital in excess of par value	15,912,606	14,114,153
Retained earnings	70,257,305	62,430,419
Cumulative other comprehensive income (loss)	44,226	(55,486)
Less common stock held in treasury, at cost (564,750 shares in 2006 and 803,679 shares in 2005)	(5,250,076)	(7,474,489)

Total shareholders’ equity	87,268,641	75,319,177

	$141,026,171	$128,635,196

See accompanying notes.

AZZ INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended February 28, 2006, February 28, 2005 and February 29, 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$7,826,887	$4,812,015	$4,263,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,535,362	5,492,439	5,605,611
Amortization	184,304	160,437	125,439
Non-cash compensation expense	141,200	125,000	38,400
Non-cash interest expense	166,696	219,619	410,006
Provision for doubtful accounts	(596,205)	495,037	378,709
Deferred income tax expense (benefit)	447,126	735,869	566,281
Net (gain) loss on insurance settlement or sale of property, plant and equipment	22,208	35,187	(275,421)
Effects of changes in operating assets and liabilities:
Accounts receivable	(5,471,524)	(4,537,320)	6,609,717
Inventories	(4,531,439)	(1,926,861)	917,242
Prepaid expenses and other assets	(798,315)	(236,508)	(323,006)
Net change in billings related to costs and estimated earnings on uncompleted contracts	2,233,416	(2,129,803)	2,211,370
Accounts payable	3,352,880	2,502,488	(1,522,122)
Other accrued liabilities and income taxes	4,251,174	723,714	(4,042,823)

Net cash provided by operating activities	12,793,770	6,471,313	14,962,593
Cash flows from investing activities:
Proceeds from the sale or insurance settlement of property, plant and equipment	658,480	11,300	724,987
Purchases of property, plant and equipment	(6,601,824)	(6,649,185)	(3,644,668)

Net cash used in investing activities	(5,943,344)	(6,637,885)	(2,919,681)

Cash flows from financing activities:
Proceeds from revolving loan	11,000,000	16,000,000	4,000,000
Payments on revolving loan	(15,000,000)	(12,000,000)	(11,000,000)
Payments on long-term debt	(5,500,000)	(5,500,000)	(6,675,000)
Proceeds from exercise of stock options	3,391,691	738,418	1,093,241

Net cash provided by (used in) financing activities	(6,108,309)	(761,582)	(12,581,759)

Net increase (decrease) in cash and cash equivalents	742,117	(928,154)	(538,847)
Cash and cash equivalents at beginning of year	516,828	1,444,982	1,983,829

Cash and cash equivalents at end of year	$1,258,945	$516,828	$1,444,982

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,460,495	$1,438,402	$2,087,567
Income taxes	$2,468,057	$1,835,499	$1,323,446

See accompanying notes.

AZZ INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended February 28, 2006, February 28, 2005 and February 29, 2004

	Common Stock		Capital in excess of par value	Retained earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balance at February 28, 2003	6,304,580	$6,304,580	$13,840,339	$53,355,213	$(625,394)	$(9,466,018)	$63,408,720
Exercise of stock options	—	—	(83,058)	—	—	1,176,299	1,093,241
Stock compensation	—	—	5,815	—	—	32,585	38,400
Federal income tax deducted on stock options	—	—	192,920	—	—	—	192,920
Comprehensive income:
Net income	—	—	—	4,263,190	—	—	4,263,190
Other comprehensive income, net of tax:							301,088
Unrealized gain on market value of interest rate swaps, net of $184,537 of income tax	—	—	—	—	301,088	—	301,088

Comprehensive income							4,564,278

Balance at February 29, 2004	6,304,580	$6,304,580	$13,956,016	$57,618,403	$(324,306)	$(8,257,134)	$69,297,559
Exercise of stock options	—	—	30,253			708,165	738,418
Stock compensation	—	—	50,520			74,480	125,000
Federal income tax deducted on stock options	—	—	77,364				77,364
Comprehensive income:
Net income	—	—		4,812,015			4,812,015
Other comprehensive income, net of tax:
Unrealized gain on market value of interest rate swaps, net of $166,181 of income tax	—	—			268,821		268,821

Comprehensive income							5,080,836

Balance at February 28, 2005	6,304,580	$6,304,580	$14,114,153	$62,430,418	$(55,485)	$(7,474,489)	$75,319,177
Exercise of stock options			1,241,758			2,149,933	3,391,691
Stock compensation			66,720			74,480	141,200
Federal income tax deducted on stock options			489,975				489,975
Comprehensive income				7,826,887			7,826,887
Net income
Other comprehensive income, net of tax:					99,711
Unrealized gain on market value of interest rate swaps, net of $56,401 of income tax							99,711

Comprehensive income							7,926,598

Balance at February 28, 2006	6,304,580	$6,304,580	$15,912,606	$70,257,305	$44,226	$(5,250,076)	$87,268,641

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

Concentrations of credit risk—Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and interest rate swaps. See further discussion on the credit risk associated with the interest rate swaps in Note 10 to the consolidated financial statements.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s diversity by virtue of two operating segments, the number of customers, and the absence of a concentration of trade accounts receivable in a small number of customers. The Company performs continual evaluations of the collectibility of trade accounts receivable and reserve for doubtful accounts based upon historical losses, economic conditions and customer specific events. After all collection efforts are exhausted and the account is deemed uncollectable, it is written off against the allowance for doubtful accounts. The Company’s net credit losses in 2006, 2005 and 2004 were approximately $366,000, $138,000 and $141,000, respectively. Collateral is usually not required from customers as a condition of sale.

Revenue recognition—The Company recognizes revenue for the Electrical and Industrial Products Segment upon transfer of title and risk to customer, or based upon the percentage-of-completion method of accounting for electrical products built to customer specifications under long-term contracts. Revenue for the Galvanizing Services Segment is recognized upon completion of galvanizing services or shipment of product The extent of progress for revenue recognized using the percentage-of-completion method is measured by the ratio of contract costs incurred to date to estimated total contract costs at completion. Costs and estimated earnings in excess of related billings on uncompleted contracts are recorded as current assets and billings in excess of costs and estimated earnings on uncompleted contracts are recorded as current liabilities. Contract costs include all direct material and labor, and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are estimable.

AZZ INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and cash equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, deposits with banks and all highly liquid investments with an original maturity of three months or less.

Shipping and handling cost—The shipping and handling cost are shown net (gross collection less actual cost) within net sales on the Consolidated Statement of Income.

Inventories—Cost is determined principally using a weighted-average method for the Electrical and Industrial Products Segment and the first-in-first-out (FIFO) method for the Galvanizing Services Segment.

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

Long-lived assets, intangible assets and goodwill—Purchased intangible assets included on the balance sheet as other assets are comprised of customer lists, backlogs and non-compete agreements. Such intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from two to fifteen years. Goodwill is no longer being amortized. The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. For goodwill, the Company performs an annual impairment test in the fourth quarter of each year or as indicators are present in accordance with SFAS No. 142.

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

AZZ INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation—The Company has granted stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The following schedule reflects the impact on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation for 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands except per share amounts)
Reported net income	$7,827	$4,812	$4,263
Recognized Compensation, net of tax	567	95	38
Compensation expense per SFAS No. 123, net of tax	(862)	(419)	(748)

Pro forma net income for SFAS No. 123	$7,523	$4,488	$3,553

Reported earnings per common share:
Basic	$1.40	$.88	$.80
Diluted	$1.38	$.87	$.79
Compensation expense per SFAS No 123:
Basic	$(.05)	$(.06)	$(.14)
Diluted	$(.05)	$(.06)	$(.14)

Pro forma earnings per common share:
Basic	$1.35	$.82	$.66
Diluted	$1.33	$.81	$.65

SFAS No. 123 requires the disclosure of pro forma net income and income per share of common stock computed as if the Company had accounted for its stock options under the fair value method set forth in SFAS No. 123. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate ranging from 4% to 6.5% and a volatility factor ranging from 0.367 to 0.467. In addition, the fair value of these options was estimated based on an expected life ranging from 3 years to 6 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those described above, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable measure of fair value for the Company’s stock options and the effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as options vest over several years and additional option grants are available.

Financial instruments—The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, long-term debt and interest rate swaps. The fair value of financial instruments approximate the amount of their carrying value. The Company utilizes interest rate swaps to manage variable interest rate risk associated with portions of its long-term debt. The fair value of interest rate swap agreements is based on quotes obtained from financial institutions as well as an assessment of the hedges’ effectiveness. Information about the Company’s swap agreements is included in Note 10 to the consolidated financial statements.

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

Warranty reserves—Within other accrued liabilities, a reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products. Management periodically reviews the reserves, and adjustments are made accordingly. A provision for warranty on products is made on the basis of the Company’s historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following is a roll-forward of amounts accrued for warranty reserves:

Warranty Reserve
(in thousands)
Balance at February 29, 2004	$879
Warranty costs incurred	(876)
Additions charged to income	1,002

Balance at February 28, 2005	$1,005
Warranty costs incurred	(1,050)
Additions charged to income	1,147

Balance at February 28, 2006	$1,102

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payments (FAS 123R”), which will revise FASB Statement No. 123, Accounting for Stock-based Compensation and supersedes APB No. 25 Accounting for Stock Issued to Employees. FAS 123R will be effective on the Company’s first quarter of fiscal 2007. FAS 123R will require that compensation cost be recognized in the financial statements not only for new awards: but for previously granted awards that are not fully vested on the adoption date. The Company is still evaluating the provisions of FAS 123R; however, it believes the effects should be relatively consistent with the pro forma net income and earnings per share data it has disclosed above in Note 1 to the consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company in fiscal 2007. The company does not believe the adoption of FAS151 will have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaced APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective

AZZ INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of errors. The statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The provisions of this Statement will be effective for the Company in fiscal 2007 and should not have a material impact on the Company’s financial statements.

2. Inventories

Inventories consist of the following:

	2006	2005
	(In thousands)
Raw materials	$14,796	$9,248
Work-in-process	7,844	8,732
Finished goods	1,497	1,626

	$24,137	$19,606

3. Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	2006	2005
	(In thousands)
Costs incurred on uncompleted contracts	$12,361	$20,854
Estimated earnings	5,158	6,067

	17,519	26,921
Less billings to date	17,419	24,587

	$100	$2,334

The amounts noted above are included in the accompanying consolidated balance sheet under the following captions:

	2006	2005
	(In thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$2,499	$2,472
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,399)	(138)

	$100	$2,334

AZZ INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Other accrued liabilities

Other accrued liabilities consist of the following:

	2006	2005
	(In thousands)
Accrued warranty	$1,102	$1,005
Group medical insurance	475	525
Compensation expense related to stock appreciation rights	757	0
Other	2,938	2,592

	$5,272	$4,122

5. Employee benefit plans

The Company has a trusteed profit sharing plan and 401(k) plan covering substantially all of its employees. Under the provisions of the plan, the Company contributes amounts as authorized by the Board of Directors. Total contributions to the profit sharing plan, which included the Company’s 401(k) matching were $528,000 for 2006, $488,000 for 2005, and $534,000 for 2004.

6. Income taxes

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability are as follows:

	2006	2005
	(In thousands)
Deferred income tax liabilities:
Depreciation methods and property basis differences	(1,616)	$(1,691)
Other assets	(2,233)	(1,426)

Total deferred income tax liabilities	(3,849)	(3,117)
Deferred income tax assets:
Employee related items	624	331
Inventories	226	241
Accrued warranty	402	382
Accounts receivable	146	513
Other	695	505

Total deferred income tax assets	2,093	1,972

Net deferred income tax liabilities	$(1,756)	$(1,145)

AZZ INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consists of:

	2006	2005	2004
	(In thousands)
Federal:
Current	$3,467	$1,713	$1,972
Deferred	484	692	495
State:
Current	260	146	75
Deferred	(7)	43	72

	$4,204	$2,594	$2,614

A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows:

	2006	2005	2004
Statutory federal income tax rate	34.0%	34.0%	34.0%
Expenses not deductible for tax purposes	.6	1.0	.7
State income taxes, net of federal income tax benefit	1.8	2.5	1.8
Benefit of section 199, manufacturing deduction	(.8)	0	0
Other	(.6)	(2.5)	1.5

Effective income tax rate	35.0%	35.0%	38.0%

7. Intangible assets and goodwill

Goodwill and intangible assets with indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite lives continue to be amortized over their useful lives.

The Company completed its annual impairment analysis of goodwill and determined that there was no impairment of goodwill as of December 31, 2005, 2004, 2003.

In addition to other miscellaneous assets, the Company classifies its intangible assets other than goodwill in other assets on the consolidated balance sheet.

Intangible assets consisted of the following:

	2006	2005
	(In thousands)
Debt issuance costs	$1,596	$1,596
Non-compete agreements	1,183	1,183
Acquired backlog	302	302
Other	204	204

	3,285	3,285
Less accumulated amortization	2,468	2,117

	$817	$1,168

Accumulated amortization related to debt issue costs, non-compete agreements, acquired backlog and other were $1,382,000, $580,000, $302,000, and $204,000, respectively, at February 28, 2006 and $1,215,000, $408,000, $302,000 and $192,000, respectively, at February 28, 2005.

AZZ INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded amortization expenses for Fiscal 2006 in the amount of $351,000. The following table projects the estimated amortization expense for the five succeeding fiscal years and thereafter.

(In thousands)
2007	$274
2008	179
2009	136
2010	77
2011	52
Thereafter	99

Total	$817

8. Earnings per share

Basic earning per share is based on the weighted average number of shares outstanding during each year. Diluted earnings per share were similarly computed but have been adjusted for the dilutive effect of the weighted average number of stock options outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	2006	2005	2004
	(In thousands, except share and per share amounts)
Numerator:
Net income for basic and diluted earnings per common share	$7,827	$4,812	$4,263

Denominator:
Denominator for basic earnings per common share—weighted-average shares	5,584,078	5,444,180	5,347,150
Effect of dilutive securities:
Stock options	73,965	72,499	50,048

Denominator for diluted earnings per common share—adjusted weighted- average shares	5,658,043	5,516,679	5,397,198

Basic earnings per common share	$1.40	$.88	$.80

Diluted earnings per common share	$1.38	$.87	$.79

Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. At the end of fiscal years 2006, 2005 and 2004, there were 294,228, 421,910, and 443,160, stock options, respectively, outstanding with exercise prices greater than the average market price of common shares.

9. Stock options and other shareholder matters

During fiscal 2002, the Company adopted the AZZ incorporated 2001 Long-Term Incentive Plan (“2001 Plan”). The purpose of the 2001 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors restricted stock and options to purchase common stock of the Company. The maximum number of shares that may be issued under the 2001 Plan is 750,000 shares. In

AZZ INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conjunction with the adoption of the 2001 Plan, all options still available for issuance under pre-existing option plans were terminated. At February 28, 2006, 334,259 options were outstanding under the 2001 Plan of which 251,006 were vested and exercisable at prices ranging from $8.43 to $24.25 per share. Options under the 2001 Plan vest from immediately upon issuance to ratably over a period of three to five years and expire at various dates through March 2013.

In addition to the 2001 Plan, the Company has options that were issued but not exercised under the 1991 Incentive Stock Option Plan (the “1991 ISO Plan”) and the 1998 Incentive Stock Option Plan, (the “1998 ISO Plan”). Due to the adoption of the 2001 Plan, there are no remaining shares available for issuance under the 1991 ISO Plan or the 1998 ISO Plan. The period during which options could be issued for the 1991 ISO Plan expired prior to the adoption of the 2001 Plan but some options previously granted under the 1991 ISO Plan remain exercisable. At February 28, 2006, there were 12,629 options outstanding under these plans of which 12,629 options were vested and exercisable at price of $17.84 per share. Options under this plan vest from immediately upon issuance to ratably over a period of five years and expire at various dates through March 2006.

In addition to the 2001 Plan, the Company has options that were issued but not exercised under the 1991 Non-Statutory Stock Option Plan, (the “1991 NSO Plan”) and the 1997 Non-Statutory Stock Option Grants, (the “1997 Grants”). The maximum number of shares that may be issued under these plans were 157,500 shares for the 1991 NSO Plan and 70,000 shares for the 1997 Grants, prior to the adoption of the 2001 Plan. The period during which options could be issued under the 1991 NSO Plan expired prior to the adoption of the 2001 Plan but some options previously granted under the 1991 NSO Plan remain exercisable. At February 28, 2006, 30,500 options were outstanding under these plans and grants all of which were vested and exercisable at prices ranging from $11.125 to $16.88 per share. Options under these plans and grants expire at various dates through November 2007.

During fiscal 2006, 2005 and 2004, the Company granted its directors and advisory directors 8,000, 8,000, and 3,500 shares of the Company’s common stock, respectively. Stock compensation expense was recognized with regard to these grants in the amount of $141,000 for fiscal 2006, $125,000 for fiscal 2005, and $38,000 for fiscal 2004.

On April 7, 2004, the Company implemented Stock Appreciation Rights Plans for its key employees and directors. The purpose of the Plans are to enable the Company to attract and retain qualified key employees and directors by offering to them the opportunity to share in increases in the value of the Company to which they contribute. The Company made grants under this plan in fiscal 2005 and fiscal 2006. The unvested grants outstanding were 99,710 for fiscal 2005 and 118,030 for fiscal 2006. All rights which have not previously accelerated due to events such as death or disability will vest on the Company’s earnings release date for the fiscal year ended February 28, 2007 for the fiscal 2005 grants and February 28, 2008 for the fiscal 2006 grants. The value of each vested right will be paid in cash and such value, for rights vesting on the Company’s earnings release date for the fiscal year ended February 28, 2007 and February 28, 2008, shall be equal to the excess, if any, (i) of the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the public release of financial results for the period ended February 28, 2007 and February 28, 2008, over (ii) the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the Company’s year end earnings release date, which was $15.45 per share for the fiscal 2005 grants and $15.96 for the fiscal 2006 grants. To determine the cash payment, the excess in the average stock price will multiply the number of Stock Appreciation Rights granted to each participant. The value of rights vesting before the normal vesting date will be measured by reference to the price of the Common Stock during a period at or near the accelerated vesting date. The Company has recognized $736,000 for compensation expense related to the Stock Appreciation Rights Plans.

AZZ INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity and related information is as follows:

	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	684,089	$15.53	786,246	$15.29	595,069	$17.71
Granted	—	—	—	—	354,251	9.02
Exercised	(230,929)	14.69	(76,065)	9.71	(126,348)	8.65
Forfeited	(75,772)	16.67	(26,092)	19.74	(36,726)	16.75

Outstanding at end of year	377,388	$15.81	684,089	$15.53	786,246	$15.29

Exercisable at end of year	294,135	$17.13	527,878	$16.27	553,049	$15.97

Weighted average fair value for the fiscal year indicated of options granted during such year		N/A		N/A		$3.51

The following table summarizes additional information about stock options outstanding at February 28, 2006.

Range of Exercise Prices	Total Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Currently Exercisable	Weighted Average Exercise Price
$8.43-$13.10	152,420	6.1	$9.92	86,600	$10.17
$15.40-$19.80	141,808	4.0	$17.20	124,375	$17.21
$24.25	83,160	5.3	$24.25	83,160	$24.25

$8.43-24.25	377,388	5.1	$15.81	294,135	$17.13

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

As of February 28, 2006, the Company has approximately 502,039 and 18,193,381 shares, respectively reserved for future issuance under the stock option plans and the shareholder rights plan.

AZZ INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Long-term debt

Long-term debt consists of the following:

	2006	2005
	(In thousands)
Term note payable to bank, due in quarterly installments of $1,375,000 through March 2008	$12,375	$17,875
Revolving line of credit with bank, due June 2009	7,500	11,500

	19,875	29,375
Less amount due within one year	5,500	5,500

	$14,375	$23,875

On November 1, 2001, the Company entered into an Amended and Restated Revolving and Term Loan Credit Agreement (the “2001 Credit Agreement”), which replaced the previous term notes and revolving line of credit. The new agreement included a $40 million term facility and a $45 million revolving credit facility. Since November 1, 2001, the Company amended the 2001 Credit Agreement to reduce the number of banks participating from five to three banks, reduce the Company’s revolving credit facility from $45 million to $30 million, extended the maturity of the revolving line of credit to June 30, 2009, extended the maturity and amortization of the term facility to March 31, 2008, and revised the provisions of various financial covenants. These financial covenants consist of 1) Minimum Consolidated Net Worth 2) Maximum Leverage Ratio and 3) Minimum Fixed Charge Coverage Ratio. As of February 28, 2006, the Company was in compliance with all debt covenants. The availability under the revolving credit facility is contingent on asset-based collateral of inventories and accounts receivables. At February 28, 2006, the Company had $12.375 million outstanding under the term note and $7.5 million outstanding under the revolving credit facility. The remaining balance outstanding on the term-loan is payable in quarterly installments of $1.375 million through March 2008. At February 28, 2006, the Company had approximately $18.6 million of additional credit available under the revolving credit facility.

Borrowings under the term note and revolving line of credit bear interest at a rate per annum equal to the lesser of the base rate plus the applicable margin for the base rate borrowings for the applicable facility, or the adjusted Eurodollar rate plus the applicable margin for Eurodollar rate borrowings for the applicable facility. The applicable margin range is based on the leverage ratio. The applicable margin was 1% at February 28, 2006, and correlated to an interest rate of 5.45% on the hedged portion of the note after hedging and 5.77% on the variable portion of the note at February 28, 2006. Additionally, the Company is obligated to pay a commitment fee based on the leverage ratio at a rate ranging from .25% to .5% on the unused revolving credit facility.

Maturities of long-term debt are as follows (in thousands):

2007	5,500
2008	5,500
2009	1,375
2010	7,500

$19,875

The Company utilizes interest rate protection agreements to moderate the effects of increases, if any, in interest rates by modifying the characteristics of its interest obligations on long-term debt from a variable rate to

AZZ INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a fixed rate. Presently, the Company has one outstanding interest rate swap. In March 2005, the Company entered into an interest rate protection agreement (the “2005 Swap Agreement”) as a cash flow hedge of our variable interest expense related to the term note. Under the 2005 Swap Agreement, we exchange interest rate obligations from March 31, 2005 through March 31, 2008 by paying a fixed rate of 5.45% for variable 30-day Libor plus 1% (5.57% at February 28, 2006). The notional amount of this swap matures in stages. As of February 28, 2006, the remaining notional amount was $12.375 million and matures on March 31, 2008. To date, there has been no ineffectiveness related to the 2005 Swap Agreement. At February 28, 2006, the fair value of the 2005 Swap Agreement was an asset of $68,000. A gain of $44,000, net of tax, is included in accumulated other comprehensive income.

11. Operating segments

The Company has two reportable segments as defined by the FASB No. 131, Disclosures about Segments of an Enterprise and Related Information: (1) Electrical and Industrial Products and (2) Galvanizing Services. The Electrical and Industrial Products Segment provides highly engineered specialty components to the power generation transmission and distribution market, as well as products to the industrial market. The Galvanizing Services Segment provides hot dip galvanizing services to the steel fabrication industry through facilities located throughout the south and southwest. Hot dip galvanizing is a metallurgical process by which molten zinc is applied to a customer’s material. The zinc bonding renders a corrosive resistant coating enhancing the life of the material for up to fifty years.

AZZ INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding operations and assets by segment is as follows:

	2006	2005	2004
	(In thousands)
Net sales:
Electrical and Industrial Products	$123,736	$100,542	$88,916
Galvanizing Services	63,448	51,886	47,285

	$187,184	$152,428	$136,201

Segment Operating income (a):
Electrical and Industrial Products	$11,357	$7,282	$6,363
Galvanizing Services	12,676	9,556	8,642

Total Segment Operating Income	24,033	16,838	15,005
General corporate expenses (b)	10,218	7,718	5,913
Interest expense	1,689	1,637	2,407
Other (income) expense, net (c)	95	76	(193)

	12,002	9,431	8,127

Income before income taxes	$12,031	$7,407	$6,878

Depreciation and amortization:
Electrical and Industrial Products	$1,734	$1,860	$1,956
Galvanizing Services	3,295	3,423	3,539
Corporate	857	589	646

	$5,886	$5,872	$6,141

Purchase of property, plant and equipment:
Electrical and Industrial Products	$1,395	$803	$533
Galvanizing Services	2,581	3,588	2,223
Corporate	2,626	2,258	889

	$6,602	$6,649	$3,645

Total assets:
Electrical and Industrial Products	$84,266	$79,424	$74,061
Galvanizing Services	50,160	45,042	42,222
Corporate	6,600	4,169	3,743

	$141,026	$128,635	$120,026

Goodwill:
Electrical and Industrial Products	$30,997	$30,997	$30,997
Galvanizing Services	9,965	9,965	9,965

	$40,962	$40,962	$40,962

(a)	Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other income and expense items that are specifically identifiable to a segment.
(b)	General Corporate Expense consists of selling, general and administrative expenses that are not specifically identifiable to a segment.
(c)	Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expenses not specifically identifiable to a segment.

AZZ INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and contingencies

Leases

The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. As of February 28, 2006, the future minimum payments required under these operating leases are summarized in the below table. Rental expense for real estate and personal property was approximately $2,211,000, $2,071,000, and $2,060,000 for fiscal years ended 2006, 2005 and 2004, respectively, and includes all short-term as well as long-term rental agreements.

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

There are no contracted purchase commitments for any other commodity items including steel, aluminum, natural gas, copper, zinc or any other commodity.

Other

At February 28, 2006, the Company had outstanding letters of credit in the amount of $3.9 million. These letters of credit are issued to a portion of the Company’s customers to cover any potential warranty costs that the customer might incur and in lieu of performance and bid bonds. In addition, as of February 28, 2006 a warranty reserve in the amount of $1.1 million has been established to offset any future warranty claims.

The following summarizes the Company’s operating leases, and long-term debt and interest expense for the next five years.

	Operating Leases	Long-Term Debt	Interest on Long Term Debt
	(In thousands)
2007	$1,145	$5,500	$1,020
2008	311	5,500	697
2009	282	1,375	460
2010	282	7,500	152
2011	282
Thereafter	188

Total	$2,490	$19,875	$2,329

AZZ INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Quarterly financial information, unaudited (in thousands, except per share amounts)

	Quarter ended
	May 31, 2005	August 31, 2005	November 30, 2005	February 28, 2006
2006
Net sales	$44,739	$47,847	$44,323	$50,275
Gross profit	9,006	8,153	8,847	11,323
Net income	2,132	1,368	1,734	2,593
Basic earnings per common share	.39	.25	.31	.46
Diluted earnings per common share	.38	.24	.30	.45

	Quarter ended
	May 31, 2004	August 31, 2004	November 30, 2004	February 28, 2005
2005
Net sales	$39,693	$36,511	$38,297	$37,927
Gross profit	7,197	6,509	7,021	7,798
Net income	1,245	908	1,199	1,460
Basic earnings per common share	.23	.17	.22	.27
Diluted earnings per common share	.23	.16	.22	.26

14. Business Interruption Insurance Recoveries

Hurricanes Katrina and Rita impacted eight of our galvanizing facilities as well as two of our electrical facilities. Our facilities lost production days ranging from two to twenty five days. All ten of these facilities were back to full production as of the end of fiscal 2006. Insurance proceeds under business interruption coverage were recognized as a reduction of cost of sales in the amount of $458,000 during the third and fourth quarters of fiscal 2006 to recover the fixed cost related to the lost production days.

SCHEDULE II

AZZ INCORPORATED

Valuation and Qualifying Accounts and Reserves

(in thousands)

	Year Ended
	February 29, 2004(a)	February 28, 2005(a)	February 28, 2006(a)
Allowance for Doubtful Accounts
Balance at Beginning of year	$767	$1,005	$1,362
Additions charged or credited to income	379	495	(596)
Balances written off, net of recoveries	(141)	(138)	(366)

Balance at end of year	$1,005	$1,362	$400

(a)	In fiscal 2004 and 2005, a reserve in the amount of $888,000 was created for a preferential payment claim from the Enron Bankruptcy. This amount was included in the total reserve of $1,362,000 at the end of fiscal 2005. In fiscal 2006, the claim was settled for $300,000 and the reserve was adjusted.

INDEX TO EXHIBITS AS REQUIRED BY ITEM 601 OF REGULATION S-K.

3(1)	—	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3(2)	—	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3(3)	—	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3(4)	—	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3(5)	—	Bylaws of AZZ incorporated as restated through September 24, 2003 (incorporated by reference to the Exhibit 3(5) to the Quarterly Report Form 10-Q filed by the Registrant for the quarter ended August 31, 2003).

4	—	Form of Stock Certificate for the Company’s $1.00 par value Common Stock (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

10(1)*	—	1991 Incentive Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10h of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1991).

10(2)*	—	1991 Nonstatutory Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10i of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1991).

10(3)*	—	1998 Incentive Stock Option plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10k of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10(4)*	—	1998 Nonstatutory Stock Option plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10l of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10(5)*	—	1997 Nonstatutory Stock Option Grants of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10m of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10(6)*	—	Aztec Manufacturing Co. Employee Plan and Trust as amended and restated as of December 1, 1999 (incorporated by reference to Exhibit 4 of the Form S-8 Registration Statement Number 333-92377 filed on December 8, 1999).

10(7)*	—	1999 Independent Director Share Ownership Plan as Approved on January 19, 1999 and As Amended on September 22, 1999 (incorporated by reference to Exhibit 10(22) of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2001).

10(8)*	—	2000 Advisory Director Share Ownership Plan as Approved on March 28, 2000 (incorporated by reference to Exhibit 10(23) of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2001).

10(9)*	—	AZZ incorporated 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Proxy Statement for the 2001 Annual Shareholders Meeting).

10(10)	—	Amended and Restated Revolving and Term Loan Agreement with Bank of America, N.A., dated November 1, 2001 (incorporated by reference to Exhibit (4) of the Form 8-K filed by the Registrant on November 15, 2001).

10(11)	—	First amendment to Amended and Restated Revolving and Term Loan Agreement with Bank of America, N.A., dated April 5, 2002 (incorporated by reference to Exhibit 10(11) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(12)*	—	Amendment adopted on February 29, 2000 to the 1999 Independent Director Share Ownership Plan (incorporated by reference to Exhibit 10(12) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(13)*	—	Employment Agreement between Registrant and David H. Dingus effective March 1, 2001 (incorporated by reference to Exhibit 10(13) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(14)*	—	First amendment dated May 13, 2002, to Employment Agreement between Registrant and David H. Dingus effective March 1, 2001 (incorporated by reference to Exhibit 10(14) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(15)*	—	Employment Agreement between Registrant and Dana L. Perry effective March 1, 2001 (incorporated by reference to Exhibit 10(15) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(16)*	—	First amendment dated May 13, 2002, to Employment Agreement between Registrant and Dana L. Perry effective March 1, 2001 (incorporated by reference to Exhibit 10(16) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(17)*	—	Change in Control Agreement between Registrant and all Class A Employees effective March 1, 2001 (incorporated by reference to Exhibit 10(17) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(18)*	—	Change in Control Agreement between Registrant and all Class B Employees effective March 1, 2001 (incorporated by reference to Exhibit 10(18) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(19)*	—	Change in Control Agreement between Registrant and all Class C Employees effective March 1, 2001 (incorporated by reference to Exhibit 10(19) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(20)*	—	AZZ incorporated 2004 Management Incentive Bonus Plan (incorporated by reference to Exhibit 10(20) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(21)	—	Assignment to amended and restated revolving and term loan agreement with Bank of America, N.A., dated August 29, 2002 (incorporated by reference to Exhibit 10(26) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(22)*	—	2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated (incorporated by reference to Exhibit 10(27) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(23)*	—	Form of Non-Qualified Stock Option Agreement for Use under the 2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated (incorporated by reference to Exhibit 10(28) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(24)*	—	Resolutions Approving Amendments to the AZZ incorporated Employee Benefit Plan and Trust (incorporated by reference to Exhibit 10(29) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(25)*	—	Resolutions approving amendments to the AZZ incorporated Employee Benefit Plan and Trust (incorporated by reference to Exhibit 10(30) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended November 30, 2003).

10(26)	—	Resolutions establishing an Administrative Committee and a Policy Committee of the AZZ incorporated Employee Benefit Plan and Trust (incorporated by reference to Exhibit 10(31) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended November 30, 2003).

10(27)	—	Second Amendment to Amended and Restated Revolving and Term Loan Credit Agreement dated March 7, 2003 (incorporated by reference to Exhibit 10(32) to Form 8-K filed by the registrant on March 7, 2003).

10(28)*	—	Second Amendment, dated May 15, 2003, to Employment Agreement between Registrant and David H. Dingus effective March 1, 2001 (incorporated by reference to Exhibit 10 (33) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(29)*	—	Second Amendment, dated May 15, 2003, to Employment Agreement between Registrant and Dana L. Perry effective March 1, 2001 (incorporated by reference to Exhibit 10 (34) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(30)*	—	2001 Incentive Stock Option Agreement between Registrant and David H. Dingus effective July 10, 2001 (incorporated by reference to Exhibit 10 (35) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(31)*	—	2001 Incentive Stock Option Agreement between Registrant and Dana L. Perry effective July 10, 2001 (incorporated by reference to Exhibit 10 (36) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(32)*	—	2001 Incentive Stock Option Agreement between Registrant and Fred L. Wright, Jr. effective July 10, 2001 (incorporated by reference to Exhibit 10 (37) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(33)*	—	2001 Incentive Stock Option Agreement between Registrant and John V. Petro effective July 10, 2001 (incorporated by reference to Exhibit 10 (38) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(34)*	—	2001 Incentive Stock Option Agreement between Registrant and Clement Watson effective July 10, 2001 (incorporated by reference to Exhibit 10 (39) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(35)*	—	2002 Incentive Stock Option Agreement between Registrant and David H. Dingus effective March 1, 2002 (incorporated by reference to Exhibit 10 (40) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(36)*	—	2002 Incentive Stock Option Agreement between Registrant and Dana L. Perry effective March 1, 2002 (incorporated by reference to Exhibit 10 (41) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(37)*	—	2002 Incentive Stock Option Agreement between Registrant and Fred L. Wright, Jr. effective March 27, 2002 (incorporated by reference to Exhibit 10 (42) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(38)*	—	2002 Incentive Stock Option Agreement between Registrant and John V. Petro effective March 27, 2002 (incorporated by reference to Exhibit 10 (43) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(39)*	—	2002 Incentive Stock Option Agreement between Registrant and Clement Watson effective March 27, 2002 (incorporated by reference to Exhibit 10 (44) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(40)*	—	2003 Incentive Stock Option Agreement between Registrant and David H. Dingus effective March 1, 2003 (incorporated by reference to Exhibit 10 (45) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(41)*	—	2003 Incentive Stock Option Agreement between Registrant and Dana L. Perry effective March 1, 2003 (incorporated by reference to Exhibit 10 (46) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(42)*	—	2003 Incentive Stock Option Agreement between Registrant and Fred L. Wright, Jr. effective April 2, 2003 (incorporated by reference to Exhibit 10 (47) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(43)*	—	2003 Incentive Stock Option Agreement between Registrant and John V. Petro effective April 2, 2003 (incorporated by reference to Exhibit 10 (48) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(44)*	—	2003 Incentive Stock Option Agreement between Registrant and Clement Watson effective April 2, 2003 (incorporated by reference to Exhibit 10 (49) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(45)	—	Third Amendment to the Amended and Restated Revolving and Term Loan Credit Agreement dated September 29, 2003 (incorporated by reference to Exhibit 10 (50) to Form 8-K file by Registrant on September 30, 2003).

10(46)	—	Waiver of the Amended and Restated Revolving and Term Loan Credit agreement dated September 29, 2003 (incorporated by reference to Exhibit 10 (51) to Form 8-K filed by Registrant on September 30, 2003).

10(47)	—	Fourth Amendment to Amended and Restated Revolving and Term Loan Agreement dated July 2, 2004 (incorporated by reference to Exhibit 10 (52) to the quarterly report Form 10-Q filed by the Registrant for the quarter ended August 31, 2004).

10(48)*	—	AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Directors (incorporated by reference to Exhibit 10 (53) to the quarterly report Form 10-Q filed by the Registrant for the quarter ended August 31, 2004).

10(49)*	—	AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Key Employees (incorporated by reference to Exhibit 10 (54) to the quarterly report Form 10-Q filed by the Registrant for the quarter ended August 31, 2004).

10(50)*	—	Form of 2006 Stock Appreciation Rights Plan for Key Employees (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Registrant on May 24, 2005).

10(51)*	—	Form of 2006 Stock Appreciation Rights Plan for Directors (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Registrant on May 24, 2005).

10(52)*	—	Fifth Amendment to Amended and Restated Revolving and Term Loan Agreement dated May 27, 2005 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Registrant on May 31, 2005).

10(53)*	—	AZZ incorporated 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Registrant on July 14, 2005).

10(54)*	—	AZZ incorporated 2005 Independent Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Registrant on July 14, 2005).

10(55)*	—	Form of Performance Award Agreement under AZZ incorporated 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 of the Form S-8 filed by the Registrant on January 17, 2006).

10(56)*	—	Form of Stock Appreciation Right Award Agreement under AZZ incorporated 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 of the Form S-8 filed by the Registrant on January 17, 2006).

10(57)*	—	Form of Incentive Stock Option Award Agreement under AZZ incorporated 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 of the Form S-8 filed by the Registrant on January 17, 2006).

10(58)*	—	Form of Nonqualified Stock Option Award Agreement under AZZ incorporated 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.7 of the Form S-8 filed by the Registrant on January 17, 2006).

10(59)*	—	Form of Stock Unit Award Agreement under AZZ incorporated 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 of the Form S-8 filed by the Registrant on January 17, 2006).

11	—	Computation of Per Share Earnings (see Note 8 to the Consolidated Financial Statements). Filed Herewith.

14	—	Code of Ethics. The Company’s Code of Business Conduct and Ethics may be accessed via the Company’s Website at www.azz.com.

21	—	Subsidiaries of Registrant. Filed Herewith.

23	—	Consent of Ernst & Young LLP. Filed Herewith.

31.1	—	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 12, 2006. Filed Herewith.

31.2	—	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 12, 2006. Filed Herewith.

32.1	—	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 12, 2006. Filed Herewith.

32.2	—	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 12, 2006. Filed Herewith.

*	Management Contract or Compensatory Plan.