Form 10-Q
period 2006-05-31
AZZ INC
filed 2006-07-03
CIK 8947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1.00 Par Value	Outstanding at May 31, 2006 5,780,786
Class	Number of Shares

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

AZZ incorporated

CONSOLIDATED CONDENSED BALANCE SHEET

	05/31/06	02/28/06
	(UNAUDITED)
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$2,586,811	$1,258,945
ACCOUNTS RECEIVABLE (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS)	34,909,613	32,007,273
INVENTORIES
RAW MATERIAL	17,929,389	14,796,120
WORK-IN-PROCESS	9,479,119	7,843,777
FINISHED GOODS	1,664,117	1,497,319
COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON
UNCOMPLETED CONTRACTS	2,251,146	2,499,200
DEFERRED INCOME TAXES	2,274,536	2,093,119
PREPAID EXPENSES AND OTHER	1,176,247	1,455,217

TOTAL CURRENT ASSETS	72,270,978	63,450,970

PROPERTY, PLANT AND EQUIPMENT, NET	36,236,696	35,697,306
GOODWILL, NET OF ACCUMULATED AMORTIZATION	40,962,104	40,962,104
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION	760,501	915,791

	$150,230,279	$141,026,171

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$18,442,554	$15,840,980
INCOME TAX PAYABLE	2,602,493	862,472
ACCRUED SALARIES AND WAGES	2,670,249	3,620,099
OTHER ACCRUED LIABILITIES	5,868,966	5,271,731
CUSTOMER ADVANCE PAYMENT	3,027,992	2,039,386
BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON
UNCOMPLETED CONTRACTS	3,557,769	2,398,840
LONG-TERM DEBT DUE WITHIN ONE YEAR	—	5,500,000

TOTAL CURRENT LIABILITIES	36,170,023	35,533,508

LONG-TERM DEBT DUE AFTER ONE YEAR	18,140,482	14,375,000
DEFERRED INCOME TAXES	3,838,581	3,849,022

SHAREHOLDERS’ EQUITY:
COMMON STOCK, $1 PAR VALUE
SHARES AUTHORIZED-25,000,000
SHARES ISSUED 6,304,580	6,304,580	6,304,580
CAPITAL IN EXCESS OF PAR VALUE	16,211,873	15,912,606
CUMULATIVE OTHER COMPRENSIVE INCOME (LOSS)	50,086	44,226
RETAINED EARNINGS	74,383,430	70,257,305
LESS COMMON STOCK HELD IN TREASURY, AT COST
( 523,794 SHARES AT MAY 31, 2006 AND 564,750 SHARES AT FEBRUARY 28, 2006)	(4,868,776)	(5,250,076)

TOTAL SHAREHOLDERS’ EQUITY	92,081,193	87,268,641

	$150,230,279	$141,026,171

See Accompanying Notes to Consolidated Condensed Financial Statements

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

AZZ incorporated

CONSOLIDATED CONDENSED INCOME STATEMENT

	THREE MONTHS ENDED
	5/31/06	5/31/05
	(UNAUDITED)	(UNAUDITED)
NET SALES	$52,453,095	$44,739,018

COSTS AND EXPENSES
COST OF SALES	38,707,784	35,733,458
SELLING, GENERAL AND ADMINISTRATIVE	7,277,868	5,201,077
INTEREST EXPENSE	387,720	440,679
NET (GAIN) LOSS ON SALE OR INSURANCE SETTLEMENT OF PROPERTY, PLANT AND EQUIPMENT	(443,303)	58,297
OTHER (INCOME)	(188,743)	(134,447)
OTHER EXPENSE	—	—

	45,741,326	41,299,064

INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGE	6,711,769	3,439,954
INCOME TAX EXPENSE	2,500,300	1,307,700

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	4,211,469	2,132,254

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX)	85,344	—

NET INCOME	$4,126,125	$2,132,254

EARNINGS PER COMMON SHARE
BASIC EARNINGS PER SHARE-BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.73	$0.39
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	0.01	—

BASIC EARNINGS PER SHARE-AFTER EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.72	$0.39

DILUTED EARNINGS PER SHARE-BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.72	$0.38
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	0.01	—

DILUTED EARNINGS PER SHARE-AFTER EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.71	$0.38

See Accompanying Notes to Consolidated Condensed Financial Statements

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

AZZ incorporated

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

	THREE MONTHS ENDING
	5/31/06	5/31/05
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$4,126,125	$2,132,254

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR DOUBTFUL ACCOUNTS	84,414	2,711
AMORTIZATION AND DEPRECIATION	1,520,489	1,382,573
DEFERRED INCOME TAX BENEFIT	(195,014)	—
NET GAIN(LOSS) ON SALE OR INSURANCE SETTLEMENT OF PROPERTY,PLANT & EQUIPMENT	(443,303)	58,297
NON-CASH INTEREST EXPENSE	145,656	45,848
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(85,344)

EFFECTS OF CHANGES IN ASSETS & LIABILITIES:

ACCOUNTS RECEIVABLE	(2,986,753)	359,507
INVENTORIES	(4,935,409)	(1,489,523)
PREPAID EXPENSES AND OTHER	278,970	103,482
OTHER ASSETS	57,468	5,361
NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	1,406,983	(449,695)
ACCOUNTS PAYABLE	2,601,574	(444,370)
OTHER ACCRUED LIABILITIES AND INCOME TAXES	2,441,175	60,754

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,017,031	1,767,199

CASH FLOWS USED FOR INVESTING ACTIVITIES:
PROCEEDS FROM SALE OR INSURANCE SETTLEMENT OF PROPERTY, PLANT, AND EQUIPMENT	443,303	24,701
PURCHASE OF PROPERTY, PLANT AND EQUIPMENT	(2,016,925)	(1,381,221)

NET CASH USED IN INVESTING ACTIVITIES	(1,573,622)	(1,356,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	618,975	149,724
PROCEEDS FROM REVOLVING LOAN	12,640,482	1,500,000
PAYMENTS ON LONG TERM DEBT	(14,375,000)	(1,375,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,115,543)	274,724

NET INCREASE IN CASH & CASH EQUIVALENTS	1,327,866	685,403

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,258,945	516,828

CASH & CASH EQUIVALENTS AT END OF PERIOD	$2,586,811	$1,202,231

See Accompanying Notes to Consolidated Condensed Financial Statements

AZZ incorporated

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

1.	These interim unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission “SEC”. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2006 included in the Company’s Annual Report on Form 10-K covering such period.

Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year that ends February 28, 2006 is referred to as fiscal 2006.

2.	In the opinion of management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of May 31, 2006, and the results of its operations for the three-month periods ended May 31, 2006 and 2005, and cash flows for the three-month periods ended May 31, 2006 and 2005.

3.	Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock options.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended May 31,
	2006	2005
	(Unaudited)
	(In thousands except share and per share data)
Numerator:
Income before cumulative effect of changes in accounting principles	$4,211	$2,132
Cumulative effect of accounting change	(85)	—

Net income for basic and diluted earnings per common share	$4,126	$2,132

Denominator:
Denominator for basic earnings per common share –weighted average shares	5,764,461	5,507,380
Effect of dilutive securities:
Employee and Director stock options	72,396	61,119

Denominator for diluted earnings per common share	5,836,856	5,568,499

Earnings per share basic and diluted:
Before cumulative effect of change in accounting principle
Basic earnings per common share	$.73	$.39
Diluted earnings per common share	$.72	$.38
After cumulative effect of change in accounting principle
Basic earnings per common share	$.72	$.39
Diluted earnings per common share	$.71	$.38

4.	Total comprehensive income for the quarter ended May 31, 2006 was $4,135,985 consisting of net income of $4,126,125 and net changes in accumulated other comprehensive income of $5,860. Changes in other comprehensive income result from changes in fair value of the Company’s cash flow hedges and recognition of deferred hedge gains.

Total comprehensive income for the quarter ended May 31, 2005 was $2,071,090 consisting of net income of $2,132,254 and net changes in accumulated other comprehensive income of ($61,164).

5.	Stock-based compensation

Prior to March 1, 2006, we accounted for stock options granted to our employees and directors under the recognition and measurement provisions of APB Opinion 25,” Accounting for Stock Issued to Employees” and related Interpretations, as permitted by FASB statement No. 123, “ Accounting for Stock-Based Compensation.” For our stock options, no stock based compensation expense was recognized in our financial statements prior to March 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock at the date of grant. Effective March 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment,” using the modified prospective transition method. Under this method, compensation cost recognized in the first quarter of fiscal 2007 includes compensation cost of $39,700 for share based payments granted prior to, but not yet vested as of, February 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123.

We also began granting stock appreciation rights, or SARs, in the first quarter of fiscal 2005 as part of our stock-based compensation plans. The SAR’s granted in fiscal 2005 and fiscal 2006 were to be settled in cash. Prior to March 1, 2006, we accounted for these SARs grants under the recognition and measurement provisions of APB Opinion No. 25, which required expense to be recognized equal to the amount by which the quoted market value exceeded the original grant price on a mark-to-market basis. Therefore, we recognized $757,000 of compensation expense prior to February 28, 2006. On March 1, 2006, as required under the provisions of Statement 123R, those SARs granted prior to, but not yet vested as of, February 28, 2006 were recorded at their fair value estimated in accordance of 123R, and a cumulative effect of change in accounting principle was recorded in the amount of $85,300 net of tax. Additional compensation expense for these SARs in the amount of $103,000 was recorded in the first quarter of fiscal 2007 based on their fair value in accordance with 123R.

As a result of adopting Statement No. 123R on March 1, 2006, our income before taxes and net income for the first quarter ended May 31, 2006, are $170,300 and $106,900 lower, respectively, than if we had continued to account for share-based compensation under Opinion No. 25. Basic and diluted earnings per share for the first quarter would have been $.74 and $.73, respectively, if we had not adopted Statement 123R, compared to reported basic and diluted earnings per share of $.72 and $.71, respectively.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123R to options and SARs granted under our stock-based compensation plans in all periods presented. For the purpose of this pro forma disclosure, the value is estimated using a Black-Sholes option-pricing formula and amortized to expense over the option’s vesting periods.

Three Months Ended May 31, 2005
(unaudited)
(In thousands except per share amounts)
Reported net income	$2,132
Recognized Compensation, net of tax	0
Compensation expense per SFAS No.123R, net of tax	(177)

Pro forma net income for SFAS No.123R	$1,955

Reported earnings per common share:
Basic	$0.39
Diluted	$0.38

Compensation expense per SFAS No.123R:
Basic	$(0.03)
Diluted	$(0.03)

Pro forma earnings per share:
Basic	$0.36
Diluted	$0.35

6.	We have two operating segments as defined on page 11 of our Annual Report on Form 10-K for the year ended February 28, 2006. Information regarding operations and assets by segment is as follows:

	Three Months Ended May 31,
	2006	2005
	(unaudited)
	(In thousands)
Net Sales:
Electrical and Industrial Products	$31,506	$28,788
Galvanizing Services	20,947	15,951

	$52,453	$44,739

Segment Operating Income (a):
Electrical and Industrial Products	$4,080	$2,090
Galvanizing Services	6,505	3,742

Total Segment Operating Income	$10,585	$5,832

General Corporate Expense (b)	$3,469	$1,926
Interest Expense	388	441
Other (Income) Expense, Net (c)	16	25

	$3,873	$2,392

Income Before Taxes and Accounting Changes	$6,712	$3,440

Total Assets:
Electrical and Industrial Products	$87,565	$79,720
Galvanizing Services	54,556	46,542
Corporate	8,109	5,235

	$150,230	$131,497

(a)	Segment operating income consists of net sales, less cost of sales, specifically identifiable selling, general and administrative expenses, and other income and expense items that are specifically identifiable to a segment.

(b)	General Corporate Expense consists of selling, general and administrative expenses that are not specifically identifiable to a segment.
(c)	Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expenses not specifically identifiable to a segment.

7.	Warranty reserves

A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within accrued liabilities on the consolidated balance sheet. Management periodically reviews the reserves and makes adjustments accordingly. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following table shows changes in the warranty reserves since the end of fiscal 2005:

Warranty Reserve
(Unaudited)
($ In thousands)
Balance at February 28, 2005	$1,005
Warranty costs incurred	(1,050)
Additions charged to income	1,147

Balance at February 28, 2006	$1,102
Warranty costs incurred	(214)
Additions charged to income	212

Balance at May 31, 2006	$1,100

8.	Credit Agreement

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our Amended and Restated Revolving and Term Credit Agreement dated as of November 1, 2001.

The Credit Agreement provides for a $50 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2011. This is an unsecured revolving credit facility to be used to refinance current outstanding borrowings, provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs. At May 31, 2006, we had $18.1 million borrowed against the revolving credit facility and letters of credit outstanding in the amount of $5.7 million, which left approximately $26.2 million of additional credit available under the revolving credit facility.

The Credit Agreement provides for various financial covenants consisting of a) Minimum Consolidated Net Worth – maintain on a consolidated basis net worth equal to at least the sum of $69.8 million, representing 80% of net worth at February 28, 2006 plus 75% of future net income, b) Maximum Leverage Ratio- maintain on a consolidated basis a Leverage Ratio not to exceed 3.0:1.0, c) Fixed Charge Coverage Ratio- maintain on a consolidated basis a Fixed Charge Coverage Ratio of at least 1.5:1.0 and d) Capital Expenditures- not to make Capital Expenditures on a consolidated basis in an amount in excess of $10 million during any fiscal year.

The Credit Agreement provides for an applicable margin ranging from .75% to 1.25% over the Eurodollar Rate and Commitment Fees ranging from .175% to .25% depending on our Leverage Ratio (as defined). The applicable margin was .75% at May 31, 2006. The variable interest rate including the applicable margin was 5.93% as of May 31, 2006.

9.	Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted this FASB on March 1, 2006 with no impact from the adoption.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “intend,” “should,” “may,” “believe,” and terms with similar meanings. Although we believe that the current views and expectations reflected in those forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under our control. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to: the level of customer demand for and response to products and services offered by the Company, including demand by the power generation markets, electrical transmission and distribution markets, the general industrial market, and the hot dip galvanizing markets; raw material and utility costs, including cost of zinc and natural gas which are used in the hot dip galvanizing process; changes in economic conditions of the various markets we serve, foreign and domestic; customer requested delays of shipments; acquisition opportunities, adequacy of financing and availability of experienced management employees to implement our growth strategy. We expressly disclaim any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in our views or expectations. We can give no assurances that such forward-looking statements will prove to be correct.

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2006 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

We have two operating segments as defined on page 11 of our Annual Report on Form 10-K for the year-ended February 28, 2006. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue by segment and segment operating income to evaluate our segments. Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment. The other (income) expense items included in segment operating income are generally insignificant. For a reconciliation of segment operating income to pretax income, see Note 6 to our unaudited quarterly consolidated financial statements.

Revenues

Our backlog was $92.1 million as of May 31, 2006, as compared to $73.7 million at February 28, 2006. Backlog improved 42% from the $65 million reported as of May 31, 2005. Our book-to-ship ratio was 1.35 to 1 for the first quarter ended May 31, 2006 as compared to 1.01 to 1 for the same period in the prior year. Incoming orders increased 57% over the same period of a year ago, and compare favorably to incoming orders in fourth quarter of fiscal 2006, reflecting a 73% increase. The increase in incoming orders during the first quarter of fiscal 2007 over the same quarter in fiscal 2006 was primarily due to a large international order in the amount of $16.7 million for our high voltage equipment. Orders included in the backlog are represented by contracts and purchase orders that we believe to be firm. The following table reflects our bookings and shipments on a quarterly basis for the three-month period ending May 31, 2006, as compared to the same period in fiscal 2006.

Backlog Table

	Period Ending		Period Ending
Backlog	2/28/06	$73,765	2/28/05	$64,769
Bookings		70,782		44,980
Shipments		52,453		44,739
Backlog	5/31/06	$92,094	5/31/05	$65,010
Book to Ship Ratio		1.35		1.01

The following table reflects the breakdown of revenue by segment:

	Three Months Ended
	5/31/2006	5/31/2005
	(In thousands)
Revenue:
Electrical and Industrial Products	$31,506	$28,788
Galvanizing Services	20,947	15,951

Total Revenue	$52,453	$44,739

For the three-month period ended May 31, 2006, consolidated net revenues were $52.5 million, a 17% increase as compared to the same period in fiscal 2006. For the quarter ended May 31, 2006, the Electrical and Industrial Products Segment contributed 60% of the Company’s revenues and the Galvanizing Services Segment accounted for the remaining 40% of the combined revenues. The Electrical and Industrial Products Segment contributed 64% of the Company’s revenues and the Galvanizing Services Segment accounted for the remaining 36% of the combined revenues for the three month period ended May 31, 2005.

Revenues for the Electrical and Industrial Products Segment increased $2.7 million or 9% for the three-month period ended May 31, 2006, as compared to the same period in fiscal 2006. The increased revenues were generated from continued strong market demand, primarily from the high voltage transmission and petroleum markets.

Revenues in the Galvanizing Services Segment increased $5 million or 31% for the three-month period ended May 31, 2006, as compared to the same period in fiscal 2006. Revenues for the first quarter were significantly impacted by pricing actions required to offset escalating zinc cost. Of the 31% increase in revenues, 7% was attributable to volume and 24% attributable to price. The increased volumes were due to improved geographical markets, primarily small capital projects, in which our facilities are located and the resurgence in galvanizing for the telecommunication and transmission pole markets. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended
	5/31/2006	5/31/2005
	(In thousands)
Segment Operating Income:
Electrical and Industrial Products	$4,080	$2,090
Galvanizing Services	6,505	3,742

Total Operating Income	$10,585	$5,832

Our total operating income increased 81% for the three-month period ended May 31, 2006, to $10.6 million as compared to $5.8 million for the same period in fiscal 2006.

Segment operating income in the Electrical and Industrial Products Segment increased 95% for the three-month period ended May 31, 2006, to $4.1 million as compared to $2.1 million for the same period in fiscal 2006. Operating margins were 13% as compared to 7.3% for the same period in fiscal 2006. We have seen improvements in the markets we serve, which allowed us to increase pricing. We continue our emphasis on booking of business at specific targeted margin levels and pursuing pricing actions that will recover the significant increases in the prices of steel, aluminum and copper that we have incurred over the past two years. We continue to focus and emphasize cost escalation recovery through pricing actions, expansion of domestic and international served markets, and new product opportunities to further enhance our strategic position.

In the Galvanizing Services Segment, operating income increased 74% for the three-month period ended May 31, 2006, to $6.5 million as compared to $3.7 million for the same period in fiscal 2006. Operating margins improved to 31% for the three-month period ended as compared to 23% for the same period in fiscal 2006. The increased operating income and margins are reflective of improved market conditions and excellent price realization required to offset the increasing cost of zinc. Our results for this segment reflect our strategy to sustain margins during this period of extreme volatility in the cost of zinc. Due to our First In First Out (“FIFO”) cost basis on zinc inventories, the higher cost for zinc purchased in the first quarter will not be recognized until subsequent quarters, so we do not believe the margins expressed in terms of percent of sales are sustainable for the balance of the year. In addition, operating income and margins benefited from insurance proceeds in the amount of $412,000 related to Hurricane Katrina. The carrying value of these affected assets was written off during fiscal 2006, when the damage was incurred.

General Corporate Expenses

General corporate expenses, (see Note 6 to consolidated condensed financial statements) not specifically identifiable to a segment, for the three-month period ended May 31, 2006, were $3.5 million compared to $1.9 million for the same period in fiscal 2006. As a percentage of sales, General Corporate expenses were 6.6% for the three-month period ended May 31, 2006, as compared to 4.3% for the same period in fiscal 2006. General Corporate expenses were higher due to increased compensation and employee profit sharing expense. The increase in compensation expense related primarily to our stock appreciation rights and the adoption of 123R during the first quarter of fiscal 2007. Our employee profit sharing program, which covers substantially all our employees, was reinstated for fiscal 2007 to enhance our ability to hire and retain qualified personnel.

Other (Income) Expense

For the three-month period ending May 31, 2006, the amounts in other (income) expense not specifically identifiable with a segment (see Note 6 to consolidated financial statements) were insignificant.

Interest

Net interest expense for the three-month periods ended May 31, 2006, decreased 12% in fiscal 2006 to $388,000. Interest expense for the quarter included $111,000 which was written-off for unamortized loan fees associated with our term loan that was terminated as part of new bank agreement. As of May 31, 2006, we had outstanding bank debt of $18.1 million, a decrease of $11.4 million, as compared to $29.5 million at the end of the same period in fiscal 2006. Our long-term debt to equity ratio improved to .20 to 1 at May 31, 2006, as compared to .31 to 1 for the same period in fiscal 2006.

Income Taxes

The provision for income taxes reflects an effective tax rate of 37.25% for the three-month period ended May 31, 2006, as compared to an effective tax rate of 38% for the same period in fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our liquidity and capital needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, capital improvements, debt repayment, and acquisitions. We believe that working capital, borrowing capabilities, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, scheduled debt payments and possible future acquisitions.

Net cash provided by operations was $4 million for the three-month period ended May 31, 2006, as compared to $1.8 million for the same period in the prior fiscal year. Net cash provided by operations for the quarter ended May 31, 2006, was generated from $4.1 million in net income, $1.7 million in depreciation and amortization of intangibles and debt issue costs, and net changes in operating assets and liabilities and other adjustments to reconcile net income to net cash of a negative $1.8 million. Positive cash flow was recognized due to decreased revenues in excess of billings, prepaid balances and other assets in the amount of $1.4 million, $.3 million and $.1 million, respectively, as well as from increased accrued liabilities and accounts payable balances in the amount of $2.4 million and $2.6 million, respectively. These positive cash flow items were offset by increases in inventories and accounts receivable in the amount of $4.9 million and $3 million, respectively. The increase in inventory related primarily to increased zinc inventories in the amount of $3.2 million due to higher priced zinc being purchased as compared to the price of zinc being consumed. Due to increased business levels and higher raw material cost in both segments of our business, working capital increased 29% to $36.1 million as compared to $27.9 million at February 28, 2006.

For the three-month period ended May 31, 2006, cash flow from operations was used to make capital improvements of $2 million and to reduce debt by $1.7 million. We received proceeds from the sale of, or insurance settlement on, property and equipment in the amount of $.4 million and proceeds from the exercise of stock options in the amount of $.6 million.

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our Amended and Restated Revolving and Term Credit Agreement dated as of November 2001.

The Credit Agreement provides for a $50 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2011. This is an unsecured revolving credit facility to be used to refinance current outstanding borrowings, provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs. At May 31, 2006, we had $18.1 million borrowed against the revolving credit facility and letters of credit outstanding in the amount of $5.7 million, which left approximately $26.2 million of additional credit available under the revolving credit facility.

The Credit Agreement provides for various financial covenants consisting of a) Minimum Consolidated Net Worth – maintain on a consolidated basis net worth equal to at least the sum of $69.8 million, representing 80% of net worth at February 28, 2006 plus 75% of future net income, b) Maximum Leverage Ratio- maintain on a consolidated basis a Leverage Ratio not to exceed 3.0:1.0, c) Fixed Charge Coverage Ratio- maintain on a consolidated basis a Fixed Charge Coverage Ratio of at least 1.5:1.0 and d) Capital Expenditures- not to make Capital Expenditures on a consolidated basis in an amount in excess of $10 million during any fiscal year.

The Credit Agreement provides for an applicable margin ranging from .75% to 1.25% over the Eurodollar Rate and Commitment Fees ranging from .175% to .25% depending on our Leverage Ratio (as defined). The applicable margin was .75% at May 31, 2006. The variable interest rate including the applicable margin was 5.93% as of May 31, 2006.

We utilize interest rate protection agreements to moderate the effects of increases, if any, in interest rates by modifying the characteristics of interest obligations on long-term debt from a variable rate to a fixed rate. Presently, we have one outstanding interest rate swap. On March 31, 2005, we entered into an interest rate protection agreement (the “2005 Swap Agreement”) which matures in March 2008, whereby we pay a fixed rate of 5.70% in exchange for a variable 30-day LIBOR rate plus .75% (5.84% at May 31, 2006). At May 31, 2006, the remaining notional amount is $11,000,000. Prior to May 2006, this swap was treated as a cash flow hedge of our variable interest rate exposure. However, we refinanced our credit agreement in May 2006 and chose to cease the hedge designation for the 2005 Swap Agreement while not terminating the swap agreement. Since that time, we began recognizing changes in fair value of this hedge directly into earnings, while amortizing the pretax amount included in accumulated other comprehensive income as additional interest expense. For the three-months ended May 31, 2006, we amortized $4,000 of interest income and recognized mark-to-market gains of $10,000 for subsequent changes in the fair value of this swap. At May 31, 2006, the fair value of the 2005 Swap Agreement was a Asset of $91,000, and a gain of

$50,000, net of tax, remains in accumulated other comprehensive income to be amortized as additional interest expense. Given the maturity date of this interest rate swap, all amounts related to accumulated other comprehensive income are expected to flow through earnings by the end March 31, 2008.

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

CONTRACTUAL COMMITMENTS

Leases

We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of May 31, 2006 are summarized in the table below.

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

In the Electrical and Industrial Products Segment, we have exposure to commodity pricing for copper, aluminum, and steel. Because the Electrical and Industrial Products Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses in our customer’s contracts, although during competitive market conditions these escalation clauses may be difficult to obtain.

We have no contracted volume commitments for any other commodities.

Other

At May 31, 2006, we had outstanding letters of credit in the amount of $5.7 million. These letters of credit are issued in lieu of performance and bid bonds, and to a portion of our customers to cover any potential warranty costs that the customer might incur. In addition, as of May 31, 2006, a warranty reserve in the amount of $1.1 million has been established to offset any future warranty claims.

The following summarizes our operating leases, and long-term debt and interest expense for the next five years.

	Operating Leases	Long-Term Debt	Interest on Long Term Debt
	(In thousands)
2007	$907	$0	$772
2008	471	0	1,072
2009	282	0	1,096
2010	282	0	1,096
2011	282	0	1,096
Thereafter	188	18,140	259

Total	$2,412	$18,140	$5,391

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe reasonable under the circumstances, and form the basis for our conclusions. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition and impairment of long-lived assets, identifiable intangible assets and goodwill. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2006.

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

Revenue Recognition – We recognize revenue for the Galvanizing Services Segment upon completion of the galvanizing process performed on the customers’ material or shipment of this material. Revenue is recognized in the Electrical and Industrial Products Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting for electrical products built to customer specifications under long term contracts. Customer advanced payments presented in the balance sheet arises from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to the estimated total contract costs at completion. Contract costs include direct labor and material, and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.

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

In the Electrical and Industrial Product Segment, we have exposure to commodity pricing for copper, aluminum, and steel. Because the Electrical and Industrial Products Segment does not commit contractually to minimum volumes, increases in the price for these items are normally managed through escalation clauses attached to our customer’s contracts, although during difficult market conditions these escalation clauses may be difficult to obtain.

Management does not believe there has been a material change in the nature of our commodity or interest rate commitments or risks since February 28, 2006.

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

Item 4. Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely discussions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submissions of Matters to a Vote of Security Holders. None.

Item 5. Other Information – Not Applicable

Item 6. Exhibits

Exhibits Required by Item 601 of Regulation S-K.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 20, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 07/03/06	/s/ Dana Perry
Dana Perry, Senior Vice President for Finance
Principal Financial Officer

EXHIBIT

INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3.2	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.4	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3.5	Bylaws of AZZ incorporated as restated through September 24, 2003 (incorporated by reference to the Exhibit 3(5) to the Quarterly Report Form 10-Q filed by the Registrant for the quarter ended August 31, 2003).

10.60	Second Amended and Restated Credit Agreement dated May 25, 2006 (incorporated by reference to Exhibit 10(1) to Form 8-K filed by registrant on May 25, 2006).

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 3, 2006. Field Herewith.

31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 July 3, 2006. Filed Herewith.

32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 3, 2006. Filed Herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 3, 2006. Filed Herewith.