Form 10-Q
period 2006-08-31
AZZ INC
filed 2006-09-29
CIK 8947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1.00 Par Value	Outstanding at August 31, 2006 5,811,309
Class	Number of Shares

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

AZZ incorporated

CONSOLIDATED BALANCE SHEET

	08/31/06	02/28/06
	(UNAUDITED)
ASSETS

CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$2,782,467	$1,258,945
ACCOUNTS RECEIVABLE (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS)	33,811,523	32,007,273
INVENTORIES
RAW MATERIAL	24,735,198	14,796,120
WORK-IN-PROCESS	8,841,545	7,843,777
FINISHED GOODS	1,981,384	1,497,319
COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS	4,769,713	2,499,200
DEFERRED INCOME TAXES	2,854,661	2,093,119
PREPAID EXPENSES AND OTHER	730,401	1,455,217

TOTAL CURRENT ASSETS	80,506,892	63,450,970

PROPERTY, PLANT AND EQUIPMENT, NET	36,783,317	35,697,306
GOODWILL, NET OF ACCUMULATED AMORTIZATION	40,962,104	40,962,104
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION	682,772	915,791

	$158,935,085	$141,026,171

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$22,606,520	$15,840,980
INCOME TAX PAYABLE	750,478	862,472
ACCRUED SALARIES AND WAGES	3,470,776	3,620,099
OTHER ACCRUED LIABILITIES	8,401,563	5,271,731
CUSTOMER ADVANCE PAYMENT	3,464,570	2,039,386
BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	2,599,720	2,398,840
LONG-TERM DEBT DUE WITHIN ONE YEAR	—	5,500,000

TOTAL CURRENT LIABILITIES	41,293,627	35,533,508

LONG-TERM DEBT DUE AFTER ONE YEAR	15,500,000	14,375,000
DEFERRED INCOME TAXES	3,711,737	3,849,022

SHAREHOLDERS’ EQUITY:
COMMON STOCK, $1 PAR VALUE SHARES AUTHORIZED-25,000,000 SHARES ISSUED 6,304,580	6,304,580	6,304,580
CAPITAL IN EXCESS OF PAR VALUE	17,004,412	15,912,606
CUMULATIVE OTHER COMPRENSIVE INCOME (LOSS)	42,931	44,226
RETAINED EARNINGS	79,662,405	70,257,305
LESS COMMON STOCK HELD IN TREASURY, AT COST
(493,271 SHARES AT AUGUST 31, 2006 AND 564,750 SHARES
AT FEBRUARY 28, 2006)	(4,584,607)	(5,250,076)

TOTAL SHAREHOLDERS’ EQUITY	98,429,721	87,268,641

	$158,935,085	$141,026,171

See Accompanying Notes to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

AZZ incorporated

CONSOLIDATED INCOME STATEMENT

	THREE MONTHS ENDED		SIX MONTHS ENDED
	8/31/06	8/31/05	8/31/06	8/31/05
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
NET SALES	$62,881,570	$47,846,903	$115,334,665	$92,585,921

COSTS AND EXPENSES
COST OF SALES	45,850,330	39,693,997	84,558,114	75,427,455
SELLING, GENERAL AND ADMINISTRATIVE	8,524,044	5,427,078	15,801,912	10,628,156
INTEREST EXPENSE	278,087	452,489	665,807	893,168
NET (GAIN) LOSS ON SALE OF PROPERTY, PLANT AND EQUIPMENT	6,264	1,434	(437,039)	59,731
OTHER (INCOME)	(79,720)	(61,770)	(268,463)	(126,763)
OTHER EXPENSE	—	128,826	—	59,372

	54,579,005	45,642,054	100,320,331	86,941,119

INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGE	8,302,565	2,204,849	15,014,334	5,644,802
INCOME TAX EXPENSE	3,023,591	837,300	5,523,891	2,145,000

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	$5,278,974	$1,367,549	$9,490,443	$3,499,802
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX)	—	—	85,344	—

NET INCOME	$5,278,974	$1,367,549	$9,405,099	$3,499,802

EARNINGS PER COMMON SHARE
BASIC EARNINGS PER SHARE-BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.91	$0.25	$1.64	$0.63
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$—	$—	$0.01	$

BASIC EARNINGS PER SHARE-AFTER EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.91	$0.25	$1.63	$0.63

DILUTED EARNINGS PER SHARE-BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.90	$0.24	$1.62	$0.63
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$—	$—	$0.02	$—

DILUTED EARNINGS PER SHARE-AFTER EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.90	$0.24	$1.60	$0.63

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

AZZ incorporated

CONSOLIDATED STATEMENTS OF CASH FLOW

	SIX MONTHS ENDING
	8/31/06	8/31/05
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$9,405,099	$3,499,802

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR DOUBTFUL ACCOUNTS	159,150	(606,274)
AMORTIZATION AND DEPRECIATION	3,078,988	2,826,247
DEFERRED INCOME TAX BENEFIT	(898,130)	(31,587)
NET (GAIN) LOSS ON SALE OR INSURANCE SETTLEMENT OF PROPERTY, PLANT & EQUIPMENT	(437,039)	59,731
NON-CASH INTEREST EXPENSE	149,051	88,910
NON-CASH COMPENSATION EXPENSE	543,183	141,200
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	85,344	—

EFFECTS OF CHANGES IN ASSETS & LIABILITIES:

ACCOUNTS RECEIVABLE	(1,963,400)	(3,649,353)
INVENTORIES	(11,420,911)	(1,273,357)
PREPAID EXPENSES AND OTHER	724,816	235,156
OTHER ASSETS	57,858	(5,759)
NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	(2,069,633)	1,589,349
ACCOUNTS PAYABLE	6,765,540	3,092,432
OTHER ACCRUED LIABILITIES AND INCOME TAXES	4,287,453	9,358

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,467,369	5,975,855

CASH FLOWS USED FOR INVESTING ACTIVITIES:
PROCEEDS FROM SALE OR INSURANCE SETTLEMENT OF PROPERTY, PLANT, AND EQUIPMENT	454,403	24,701
PURCHASE OF PROPERTY, PLANT AND EQUIPMENT	(4,096,456)	(3,090,300)

NET CASH USED IN INVESTING ACTIVITIES	(3,642,053)	(3,065,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	1,073,206	1,072,214
PROCEEDS FROM REVOLVING LOAN	15,640,482	9,000,000
PAYMENTS ON LONG TERM DEBT	(20,015,482)	(11,750,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,301,794)	(1,677,786)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,523,522	1,232,470

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,258,945	516,828

CASH & CASH EQUIVALENTS AT END OF PERIOD	$2,782,467	$1,749,298

See Accompanying Notes to Consolidated Financial Statements

AZZ incorporated

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

1.	These interim unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2006 included in the Company’s Annual Report on Form 10-K covering such period. For purposes of this report “AZZ”, the “Company”, “we”, “our”, “us” or similar references means AZZ incorporated and our consolidated subsidiaries.

Our fiscal year ends on the last day of February and is identified as the fiscal year for calendar year in which it ends. For example, the fiscal year that ends February 28, 2006 is referred to as fiscal 2006.

2.	In the opinion of Management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of August 31, 2006, and the results of its operations for the three-month and six-month periods ended August 31, 2006 and 2005, and cash flows for the six-month period ended August 31, 2006 and 2005.

3.	Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of equity instruments.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended August 31,		Six months ended August 31,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands except share and per share data)
Numerator:
Income before cumulative effect of changes in accounting principles	$5,279	$1,368	$9,490	$3,500
Cumulative effect of accounting change	—	—	(85)	—

Net income for basic and diluted earnings per common share	$5,279	$1,368	$9,405	$3,500

Denominator:
Denominator for basic earnings per common share –weighted average shares	5,797,867	5,535,380	5,781,164	5,521,380
Effect of dilutive securities:
Employee and Director stock options	95,290	74,381	83,843	67,750

Denominator for diluted earnings per common share	5,893,157	5,609,761	5,865,007	5,589,130

Earnings per share basic and diluted:
Before cumulative effect of change in accounting principle
Basic earnings per common share	$.91	$.25	$1.64	$.63
Diluted earnings per common share	$.90	$.24	$1.62	$.63
After cumulative effect of change in accounting principle
Basic earnings per common share	$.91	$.25	$1.63	$.63
Diluted earnings per common share	$.90	$.24	$1.60	$.63

4.	Total comprehensive income for the quarter ended August 31, 2006, was $5,271,819 consisting of net income of $5,278,974 and net changes in accumulated other comprehensive income of ($7,155). For the six-month period ended August 31, 2006, total comprehensive income was $9,403,804 consisting of net income of $9,405,099 and net changes in accumulated other comprehensive income of ($1,295). Changes in other comprehensive income result from changes in fair value of the Company’s cash flow hedges.

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

Prior to March 1, 2006, we accounted for stock options granted to our employees and directors under the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted by FASB statement No. 123, “Accounting for Stock-Based Compensation.” For our stock options, no stock based compensation expense was recognized in our financial statements prior to March 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock at the date of grant. Effective March 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under this method, compensation cost recognized in the first six months of fiscal 2007 includes compensation cost of $74,800 for share based payments granted prior to, but not yet vested as of, February 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123. As of August 31, 2006, we had $76,500 of unrecognized compensation cost related to unvested options.

A summary of the Company’s stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price
Outstanding at February 28, 2006	377,388	$15.81
Granted	—	—
Exercised	(52,480)	16.71
Forfeited	0	0

Outstanding at August 31, 2006	324,908	$15.67

Exercisable at August 31, 2006	290,991	$16.38

The following table summarizes additional information about stock options outstanding at August 31, 2006.

Range of Exercise Prices	Total Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Currently Exercisable	Weighted Average Exercise Price
$8.43- $13.10	143,430	5.6	$10.01	109,513	$10.15
$15.40 - $19.80	100,558	4.1	$16.83	100,558	$16.83
$24.25	80,920	4.8	$24.25	80,920	$24.25

$8.43- $24.25	324,908	5.0	$15.67	290,991	$16.38

We also began granting stock appreciation rights, or SARs, in the first quarter of fiscal 2005 as part of our stock-based compensation plans. The SAR’s granted in fiscal 2005 and fiscal 2006 were to be settled in cash. Prior to March 1, 2006, we accounted for these SARs grants under the recognition and measurement provisions of APB Opinion No. 25, which required expense to be recognized equal to the amount by which the quoted market value exceeded the original grant price on a mark-to-market basis. Therefore, we recognized $757,000 of compensation expense prior to February 28, 2006. On March 1, 2006, as required under the provisions of Statement 123R, those SARs granted prior to, but not yet vested as of, February 28, 2006, were recorded at their fair value estimated in accordance of 123R, and a cumulative effect of change in accounting principle was recorded in the amount of $85,300 net of tax. Additional compensation expense for these SARs in the amount of $1.3 million was recorded in the first six months of fiscal 2007 based on their fair value in accordance with 123R.

As a result of adopting Statement No. 123R on March 1, 2006, our income before taxes and net income for the first six months are $174,000 and $110,000 lower, respectively, than if we had continued to account for share-based compensation under Opinion No. 25.

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

	Three Months Ended August 31, 2005	Six Months Ended August 31, 2005
	(Unaudited)
	(In thousands except per share amounts)
Reported net income	$1,368	$3,500
Recognized Compensation, net of tax	288	288
Compensation expense per SFAS No.123R, net of tax	(350)	(528)

Pro forma net income for SFAS No.123R	$1,306	$3,260

Reported earnings per common share:
Basic	$.25	$.63
Diluted	$.24	$.63

Compensation expense per SFAS No.123R:
Basic	$(.01)	$(.04)
Diluted	$(.01)	$(.05)

Pro forma earnings per share:
Basic	$.24	$.59
Diluted	$.23	$.58

On June 1, 2006, we granted 117,080 SARs to be settled in stock. The weighted average fair value of SARs granted on June 1, 2006 was determined to be $5.53 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 27.81% and expected life of 3 years. Compensation expense related to the fiscal 2007 grant was $316,000 for the six month period ended August 31, 2006. As of August 31, 2006 we had unrecognized cost of $367,000 related to the 2006 SARs grants.

6.	We have two operating segments as defined on page 39 of the Company’s Annual Report on Form 10-K for the year ended February 28, 2006. Information regarding operations and assets by segment is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2005	2006	2005
	(Unaudited)
	($ In thousands)
Net Sales:
Electrical and Industrial Products	$36,520	$32,250	$68,026	$61,038
Galvanizing Services	26,362	15,597	47,309	31,548

	$62,882	$47,847	$115,335	$92,586

Operating Income (a):
Electrical and Industrial Products	$5,148	$2,276	$9,228	$4,366
Galvanizing Services	8,515	2,653	15,020	6,395

	$13,663	$4,929	$24,248	$10,761
General Corporate Expense (b)	$5,061	$2,243	$8,531	$4,169
Interest Expense	278	452	666	893
Other (Income) Expense, Net (c)	21	29	37	54

	$5,360	$2,724	$9,234	$5,116

Income Before Income Taxes and Accounting Changes	$8,303	$2,205	$15,014	$5,645

Total Assets:
Electrical and Industrial Products	$90,146	$81,565	$90,146	$81,565
Galvanizing Services	60,669	46,294	60,669	46,294
Corporate	8,120	6,534	8,120	6,534

	$158,935	$134,393	$158,935	$134,393

(a)	Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other income and expense items that are specifically identifiable to a segment.
(b)	General Corporate Expense consists of selling, general and administrative expenses that are not specifically identifiable to a segment.
(c)	Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expenses not specifically identifiable to a segment.

7.	Warranty Reserves

A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within accrued liabilities on the consolidated balance sheet. Management periodically reviews the reserves and adjustments are made accordingly. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following shows changes in the warranty reserves since the end of fiscal 2005:

Warranty Reserve
(Unaudited)
($ In thousands)
Balance at February 29, 2005	$1,005
Warranty costs incurred	(1,050)
Additions charged to income	1,147

Balance at February 28, 2006	$1,102
Warranty costs incurred	(477)
Additions charged to income	641

Balance at August 31, 2006	$1,266

8.	Credit Agreement

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our Amended and Restated Revolving and Term Credit Agreement dated as of November 1, 2001.

The Credit Agreement provides for a $50 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2011. This is an unsecured revolving credit facility to be used to refinance current outstanding borrowings, provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs. At August 31, 2006, we had $15.5 million borrowed against the revolving credit facility and letters of credit outstanding in the amount of $8.9 million, which left approximately $25.6 million of additional credit available under the revolving credit facility.

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

The Credit Agreement provides for an applicable margin ranging from .75% to 1.25% over the Eurodollar Rate and Commitment Fees ranging from .175% to .25% depending on our Leverage Ratio (as defined in the Credit Agreement). The applicable margin was .75% at August 31, 2006. The variable interest rate including the applicable margin was 6.18% as of August 31, 2006.

9.	Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted this FASB on March 1, 2006 with no impact from the adoption.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaced APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that do not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of errors. The statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies Statement 109, “Accounting for Income Taxes”; to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We area currently evaluating the requirements under FIN 48 and the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements, statement of cash flows or earnings per share.

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

RESULTS OF OPERATIONS

We have two operating segments as defined on page 11 of our Annual Report on Form 10-K for the fiscal year-ended February 28, 2006. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue by segment and segment operating income to evaluate our segments. Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment. The other (income) expense items included in segment operating income are generally insignificant. For a reconciliation of segment operating income to pretax income, see Note 6 to our quarterly consolidated financial statements.

Revenues

Our backlog was $98.7 million as of August 31, 2006, as compared to $92.1 million at May 31, 2006. Backlog improved 29% from the $76.6 million reported as of August 31, 2005. The increase in incoming orders during the second quarter of fiscal 2007 over the same quarter in fiscal 2006 was primarily due to strong international bookings in the high voltage transmission market, utility distribution, power generation, and the domestic petroleum and industrial markets. It appears that the finalization of the energy legislation is having a positive impact on release and announcement of projects. Orders included in the backlog are represented by contracts and purchase orders that management believes to be firm. The following table reflects our bookings and shipments on a quarterly basis through the period ended August 31, 2006, as compared to the same periods in fiscal 2006.

Backlog Table

	Period Ending		Period Ending
Backlog	2/28/06	$73,765	2/28/05	$64,769
Bookings		70,782		44,980
Shipments		52,543		44,739
Backlog	5/31/06	$92,094	5/31/05	$65,010
Book to Ship Ratio		1.35		1.01
Bookings		69,450		59,412
Shipments		62,882		47,847
Backlog	8/31/06	$98,662	8/31/05	$76,575
Book to Ship Ratio		1.10		1.24

The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Six Months Ended
	8/31/2006	8/31/2005	8/31/2006	8/31/2005
	(In thousands)
Revenue:
Electrical and Industrial Products	$36,520	$32,250	$68,026	$61,038
Galvanizing Services	26,362	15,597	47,309	31,548

Total Revenue	$62,882	$47,847	$115,335	$92,586

For the three and six-month periods ended August 31, 2006, consolidated net revenues increased 31% and 25%, respectively, as compared to the same periods in fiscal 2006, to $62.9 million for the three-month period and $115.3 million for the six-month period. For the quarter ended August 31, 2006, the Electrical and Industrial Segment contributed 58% of the Company’s revenues and the Galvanizing Services Segment accounted for the remaining 42% of the combined revenues. For the six-month period ended August 31, 2006, the Electrical and Industrial Products Segment contributed 59% of the Company’s revenues, while the Galvanizing Services Segment accounted for the remaining 41%.

Revenues for the Electrical and Industrial Products Segment increased $4.3 million or 13% for the three-month period ended August 31, 2006, and increased $7 million or 11% for the six-month period ended August 31, 2006, as compared to the same periods in fiscal 2006. The increased revenues were generated from continued strong market demand, primarily from our high voltage transmission and petroleum markets, and improved market conditions from the power generation market, which has been stagnant for several years.

Revenues in the Galvanizing Services Segment increased $10.8 million or 69% for the three-month period ended August 31, 2006, as compared to the same period in fiscal 2006 and increased $15.8 million or 50% for the six-month period ended August 31, 2006, as compared to the same period in fiscal 2006. Volume for the three and six-month periods ending August 31, 2006, increased 17% and 11%, respectively, as compared to the same periods in fiscal 2006, while price increased 53% and 39% for the three and six months, respectively, for the comparable periods. The increase in selling price was the result of price increases that were implemented to offset the rising commodity cost of zinc. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended		Six Months Ended
	8/31/2006	8/31/2005	8/31/2006	8/31/2005
	(In thousands)
Segment Operating Income
Electrical and Industrial Products	$5,148	$2,276	$9,228	$4,366
Galvanizing Services	8,515	2,653	15,020	6,395

Total Segment Operating Income	$13,663	$4,929	$24,248	$10,761

Our total segment operating income increased 177% and 125% for the three and six-month periods ended August 31, 2006, to $13.7 million and $24.2 million as compared to $4.9 million and $10.8 million for the same periods in fiscal 2006.

Segment operating income in the Electrical and Industrial Products Segment increased 126% and 111% for the three and six-month periods ended August 31, 2006, to $5.1 million and $9.2 million as compared to $2.3 million and $4.4 million for the same periods in fiscal 2006. Operating margins were 14% for the three and six-month periods ended August 31, 2006, as compared to 7% for the comparable periods in fiscal 2006. Operating margins and profit resulted from leverage obtained though increased revenues and improved market conditions, which allowed for more aggressive pricing to recover a portion of material cost increases for copper, aluminum and steel that occurred over the past two years. We continue our emphasis on booking of business at specific targeted margin levels and pursuing price increases to recover increased cost of material. Management continues to focus on and emphasize operating efficiency improvement, cost containment, cost escalation recovery through pricing actions, expansion of served markets, and new product opportunities to further enhance our strategic position.

In the Galvanizing Services Segment, operating income increased 221% and 135% for the three and six-month periods ended August 31, 2006, to $8.5 million and $15 million, respectively, as compared to $2.7 million and $6.4 million for the same periods in fiscal 2006. The improved segment operating results are reflective of improved market conditions, which generated higher revenues, and better price realization required to offset the cost of zinc. Operating margins improved to 32% for both the three and six month periods ended August 31, 2006 as compared to 17% and 20% for the same periods in fiscal 2006. Due to our First In First Out (FIFO) cost basis on zinc inventory, the higher cost for zinc purchased in the first six months of the current fiscal year will not be recognized until subsequent quarters, so we do not believe the margins expressed as a percentage of sales can be maintained for the balance of the year. If Last In Last Out (LIFO) cost basis had been applied operating profits would have been reduced by $3.4 and $6.4 million for the three and six month periods ended August 31, 2006 and operating margins would have been 20% and 18% for these periods. For the six-month period ended August 31, 2006, operating income and margins benefited from insurance gains in the amount of $441,000 related to Hurricanes Katrina and Rita. The carrying value of these affected assets was written off during fiscal 2006, when the damage was incurred.

General Corporate Expenses

General corporate expenses, (see Note 6 to consolidated condensed financial statements) not specifically identifiable to a segment, for the three-month period ended August 31, 2006, were $5.1 million compared to $2.2 million for the same period in fiscal 2006. For the six-month period ended August 31, 2006, general corporate expenses were $8.5 million as compared to $4.2 million. As a percentage of sales, general corporate expenses were 8% and 7.4% for the three and six-month periods ended August 31, 2006, as compared to 4.7% and 4.5% for the same period in fiscal 2006. The increased general corporate expense for the three and six-month periods ended August 31, 2006, resulted from increased compensation and employee profit sharing expense. The increased compensation expense of approximately $1.2 million and $1.5 million for the three and six months ended August 31, 2006, as compared to the same period in fiscal 2006, related primarily to our stock appreciation rights and the adoption of FASB Statement No. 123R. Our profit sharing program, which covers substantially all our employees, was reinstated for fiscal 2007 to enhance our ability to hire and retain qualified personnel. Increased costs related to this program were $594,000 and $878,000 for the three and six-month period ended August 31, 2006 as compared to the same period in fiscal 2006. Included in the three and six months period ended August 31, 2006 were costs related primarily to due diligence investigation of a potential acquisition target that were written off in the amount of $331,000 due to the low probability of the acquisition taking place.

Other (Income) Expense

For the three-month and six-month periods ended August 31, 2006, the amounts in other (income) expense not specifically identifiable with a segment (see Note 7 to consolidated financial statements) were insignificant.

Interest

Net interest expense for the three and six-month periods ended August 31, 2006, decreased 38.5% and 25.4% as compared to the same periods in fiscal 2006. Reduced interest expense was due to significantly reduced levels of outstanding debt. As of August 31, 2006, we had outstanding bank debt of $15.5 million, a decrease of $4.4 million, as compared to $19.9 million at the end of fiscal 2006. The long-term debt to equity ratio improved to .16 to 1 at August 31, 2006, as compared to .26 to 1 at the end of the same period in fiscal 2006.

Income Taxes

The provision for income taxes reflects an effective tax rate of 36% for the three-month period and 37% for the six-month period ended August 31, 2006, and 38% for the three and six-month period ended August 31, 2005. Benefits in our effective tax rate from the American Jobs Creation Act of 2005 were partially offset by higher statutory tax rate of 35% for the current period as compared to 34% in the prior year due to increased income levels.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our liquidity and capital needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, capital improvements, debt repayment and acquisitions. Management believes that working capital, borrowing capabilities, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, scheduled debt payments and possible future acquisitions for the remainder of fiscal 2007.

Net cash provided by operations was $8.5 million for the six-month period ended August 31, 2006, as compared to $6 million for the same period in the prior fiscal year. Net cash provided by operations for the quarter ended August 31, 2006, was generated from $9.4 million in net income, $3.2 million in depreciation and amortization of intangibles and debt issue costs, and net changes in operating assets and liabilities and other adjustments to reconcile net income to net cash of a negative $4.1 million. Positive cash flow was recognized due to decreased prepaid balances and other assets in the amount of $.7 million and $.1 million, respectively, as well as from increased accounts payable balances and other accrued liabilities in the amount of $6.8 million and $4.3 million, respectively. These positive cash flow items were offset by increases in inventories, accounts receivable balances and revenues in excess of billings in the amount of $11.4 million, $2 million, and $2.1 million, respectively. The increased costs of zinc accounted for $6.4 million of the overall inventory increase. Due to increased business levels and higher raw material costs in both segments of our business, working capital increased 40% to $39.2 million at August 31, 2006, as compared to $27.9 million at February 28, 2006.

For the six-month period ended August 31, 2006, capital improvements were made in the amount of $4.1 million and long-term debt was repaid in the amount of $4.4 million. We received proceeds from the sale and insurance settlement for property and equipment in the amount of $.5 million and proceeds from the exercise of stock options in the amount of $1.1 million.

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our Amended and Restated Revolving and Term Credit Agreement dated as of November 2001.

The Credit Agreement provides for a $50 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2011. This is an unsecured revolving credit facility to be used to refinance current outstanding borrowings, provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs. At August 31, 2006, we had $15.5 million borrowed against the revolving credit facility and letters of credit outstanding in the amount of $8.9 million, which left approximately $25.6 million of additional credit available under the revolving credit facility.

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

The Credit Agreement provides for an applicable margin ranging from .75% to 1.25% in addition to the Eurodollar Rate and Commitment Fees ranging from .175% to .25% depending on our Leverage Ratio (as defined in the Credit Agreement). The applicable margin was .75% at August 31, 2006. The variable interest rate including the applicable margin was 6.18% as of August 31, 2006.

We utilize interest rate protection agreements to moderate the effects of increases, if any, in interest rates by modifying the characteristics of interest obligations on long-term debt from a variable rate to a fixed rate. Presently, we have one outstanding interest rate swap. On March 31, 2005, we entered into an interest rate protection agreement (the “2005 Swap Agreement”) which matures in March 2008, whereby we pay a fixed rate of 5.20% in exchange for a variable 30-day LIBOR rate plus .75% (6.15% at August 31, 2006). At August 31, 2006, the remaining notional amount is $9,625,000. Prior to May 2006, this swap was treated as a cash flow hedge of our variable interest rate exposure. However, we refinanced our credit agreement in May 2006 and chose to cease the hedge designation for the 2005 Swap Agreement while not terminating the swap agreement. Since that time, we began recognizing changes in fair value of this hedge directly into earnings, while amortizing the pretax amount included in accumulated other comprehensive income as additional interest income. For the three months ended August 31, 2006, we amortized $15,000 of interest income and recognized mark-to-market loss of $21,000 for subsequent changes in the fair value of this swap. At August 31, 2006, the fair value of the 2005 Swap Agreement was an asset of $60,000, and a gain of $43,000, net of tax, remains in accumulated other comprehensive income to be amortized as additional interest income. Given the maturity date of this interest rate swap, all amounts related to accumulated other comprehensive income are expected to flow through earnings by March 31, 2008.

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

Other

At August 31, 2006, we had outstanding letters of credit in the amount of $8.9 million. These letters of credit are issued to a portion of our customers to cover any potential warranty costs that the customer might incur. In addition, as of August 31, 2006, a warranty reserve in the amount of $1.3 million has been established to offset any future warranty claims.

The following summarizes our operating leases, and long-term debt and interest expense for the next five fiscal years.

Fiscal Year	Operating Leases	Long-Term Debt	Interest on Long Term Debt
	(In thousands)
2007	$699	$0	$441
2008	1,245	0	936
2009	929	0	971
2010	1,145	0	971
2011	1,196	0	971
Thereafter	2,301	15,500	229

Total	$7,515	$15,500	$4,519

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

Revenue Recognition – We recognize revenue for the Galvanizing Services Segment upon completion of the galvanizing process performed on our customers’ material or shipment of their material. Revenue is recognized in the Electrical and Industrial Products Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting for electrical products built to customer specifications under long term contracts. Deferred revenue presented in the balance sheet under accrued liabilities arises from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion. Contract costs include direct labor and material, and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.

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

We manage our exposure to changes in interest rates through the use of variable rate debt and interest rate protection agreements. Reference the Liquidity and Capital Resources of the MD&A section of this report for a full discussion on our Interest Rate Swap Agreements.

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

Item 4. Controls and Procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submissions of Matters to a Vote of Security Holders

Shareholders at the Company’s Annual Meeting on July 11, 2006 (the “Annual Meeting”) reelected three incumbent directors, David H. Dingus, Dana L. Perry and Daniel E. Berce. Of the 5,286,748 shares represented at the meeting, 5,273,275 shares (99.7%) were voted for Mr. Dingus, 5,238,569 (99.1%) were voted for Mr. Perry, and 4,721,696 (89.3%) were voted for Mr. Berce. Other directors continuing in office are Martin Bowen, Dr. H. Kirk Downey, Kevern Joyce, R.J. Schumacher, Sam Rosen, Daniel Feehan, and Robert Johnson.

Item 5. Other Information. – Not Applicable

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-K.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 21, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: September 29, 2006	/s/ Dana Perry
Dana Perry, Senior Vice President for Finance
Principal Financial Officer

EXHIBIT

INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3.2	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.4	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3.5	Bylaws of AZZ incorporated as restated through September 24, 2003 (incorporated by reference to the Exhibit 3(5) to the Quarterly Report Form 10-Q filed by the Registrant for the quarter ended August 31, 2003).

4	Form of Stock Certificate for the Company’s $1.00 par value Common Stock (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2003).

10.60	Second Amended and Restated Credit Agreement dated May 25, 2006 (incorporated by reference to Exhibit 10(1) to Form 8-K file by registrant on May 25, 2005).

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 29, 2006. Filed herewith.

31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 29, 2006. Filed herewith.

32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 29, 2006. Filed herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 29, 2006. Filed herewith.