Form 10-Q
period 2006-11-30
AZZ INC
filed 2007-01-08
CIK 8947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

Large accelerated filer  ☐                    Accelerated filer  ☑                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at November 30, 2006

Common Stock, $1.00 Par Value	5,816,484
Class	Number of Shares

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

AZZ incorprated

CONSOLIDATED BALANCE SHEETS

	11/30/06	02/28/06
	(UNAUDITED)
ASSETS

CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$1,149,393	$1,258,945
ACCOUNTS RECEIVABLE (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS)	39,528,273	32,007,273
INVENTORIES
RAW MATERIAL	32,376,184	14,796,120
WORK-IN-PROCESS	13,948,390	7,843,777
FINISHED GOODS	2,384,916	1,497,319
COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS	8,301,478	2,499,200
DEFERRED INCOME TAXES	3,700,981	2,093,119
PREPAID EXPENSES AND OTHER	502,425	1,455,217

TOTAL CURRENT ASSETS	101,892,040	63,450,970

PROPERTY, PLANT AND EQUIPMENT, NET	44,292,486	35,697,306
GOODWILL, NET OF ACCUMULATED AMORTIZATION	40,962,104	40,962,104
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION	1,537,653	915,791

	$188,684,283	$141,026,171

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$26,233,410	$15,840,980
INCOME TAX PAYABLE	689,656	862,472
ACCRUED SALARIES AND WAGES	4,359,975	3,620,099
OTHER ACCRUED LIABILITIES	11,523,966	5,271,731
CUSTOMER ADVANCE PAYMENT	5,631,080	2,039,386
BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	1,523,639	2,398,840
LONG-TERM DEBT DUE WITHIN ONE YEAR	—	5,500,000

TOTAL CURRENT LIABILITIES	49,961,726	35,533,508

LONG-TERM DEBT DUE AFTER ONE YEAR	30,700,000	14,375,000
DEFERRED INCOME TAXES	4,152,419	3,849,022

SHAREHOLDERS’ EQUITY:
COMMON STOCK, $1 PAR VALUE
SHARES AUTHORIZED-25,000,000
SHARES ISSUED 6,304,580	6,304,580	6,304,580
CAPITAL IN EXCESS OF PAR VALUE	17,158,714	15,912,606
CUMULATIVE OTHER COMPRENSIVE INCOME (LOSS)	35,776	44,226
RETAINED EARNINGS	84,907,496	70,257,305
LESS COMMON STOCK HELD IN TREASURY, AT COST (488,096 SHARES AT NOVEMBER 30, 2006 AND 564,750 SHARES AT FEBRUARY 28, 2006)	(4,536,428)	(5,250,076)

TOTAL SHAREHOLDERS’ EQUITY	103,870,138	87,268,641

	$188,684,283	$141,026,171

See Accompanying Notes to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

AZZ incorporated

CONSOLIDATED INCOME STATEMENTS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	11/30/06	11/30/05	11/30/06	11/30/05
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
NET SALES	$65,361,466	$44,323,246	$180,696,131	$136,909,167

COSTS AND EXPENSES
COST OF SALES	48,246,544	35,476,076	132,804,658	110,903,531
SELLING, GENERAL AND ADMINISTRATIVE	8,737,726	6,137,635	24,539,638	16,765,791
INTEREST EXPENSE	342,150	412,548	1,007,957	1,305,716
NET (GAIN) LOSS ON SALE OR INSURANCE SETTLEMENT OF PROPERTY, PLANT AND EQUIPMENT	(238,641)	(64,837)	(675,680)	(5,106)
OTHER (INCOME)	(105,614)	(63,199)	(374,077)	(189,962)
OTHER EXPENSE	—	19,952	—	79,324

	56,982,165	41,918,175	157,302,496	128,859,294

INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGE	8,379,301	2,405,071	23,393,635	8,049,873
INCOME TAX EXPENSE	3,134,210	670,685	8,658,101	2,815,685

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	$5,245,091	$1,734,386	$14,735,534	$5,234,188
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX)	—	—	85,344	—

NET INCOME	$5,245,091	$1,734,386	$14,650,190	$5,234,188

EARNINGS PER COMMON SHARE
BASIC EARNINGS PER SHARE BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.90	$0.31	$2.54	$0.94
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$—	$—	$0.01	$

BASIC EARNINGS PER SHARE AFTER EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.90	$0.31	$2.53	$0.94

DILUTED EARNINGS PER SHARE BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.88	$0.30	$2.50	$0.93
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$—	$—	$0.02	$—

DILUTED EARNINGS PER SHARE AFTER EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.88	$0.30	$2.48	$0.93

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

AZZ incorprated

CONSOLIDATED STATEMENTS OF CASH FLOW

	NINE MONTHS ENDING
	11/30/06	11/30/05
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$14,650,190	$5,234,188

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR DOUBTFUL ACCOUNTS	224,338	(537,937)
AMORTIZATION AND DEPRECIATION	4,762,952	4,261,029
DEFERRED INCOME TAX (BENEFIT) EXPENSE	(1,299,915)	430,780
NET (GAIN) LOSS ON SALE OR INSURANCE SETTLEMENT OF PROPERTY, PLANT & EQUIPMENT	(675,680)	(5,106)
NON-CASH INTEREST EXPENSE	152,446	129,191
NON-CASH COMPENSATION EXPENSE	700,243	141,200
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	85,344	—

EFFECTS OF CHANGES IN ASSETS & LIABILITIES:

ACCOUNTS RECEIVABLE	(5,125,269)	(1,935,135)
INVENTORIES	(20,716,943)	(2,374,832)
PREPAID EXPENSES AND OTHER	1,041,523	290,080
OTHER ASSETS	(30,618)	(7,524)
NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	(6,677,479)	50,954
ACCOUNTS PAYABLE	10,392,431	2,404,007
OTHER ACCRUED LIABILITIES AND INCOME TAXES	10,065,773	1,110,156

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,549,336	9,191,051

CASH FLOWS USED FOR INVESTING ACTIVITIES:
PROCEEDS FROM SALE OR INSURANCE SETTLEMENT OF PROPERTY, PLANT, AND EQUIPMENT	714,556	605,790
PURCHASE OF PROPERTY, PLANT AND EQUIPMENT	(7,006,852)	(4,616,347)
ACQUISITION OF SUBSIDIARIES	(13,451,105)	—

NET CASH USED IN INVESTING ACTIVITIES	(19,743,401)	(4,010,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	1,259,513	1,835,787
PROCEEDS FROM REVOLVING LOAN	32,840,482	10,000,000
PAYMENTS ON LONG TERM DEBT	(22,015,482)	(16,125,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,084,513	(4,289,213)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(109,552)	891,281
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,258,945	516,828

CASH & CASH EQUIVALENTS AT END OF PERIOD	$1,149,393	$1,408,109

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

2.	In the opinion of Management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of November 30, 2006, and the results of its operations for the three-month and nine-month periods ended November 30, 2006 and 2005, and cash flows for the nine-month period ended November 30, 2006 and 2005.

3.	Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of equity instruments.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended November 30,		Nine months ended November 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands except share and per share data)
Numerator:
Income before cumulative effect of changes in accounting principles	$5,245	$1,734	$14,735	$5,234
Cumulative effect of accounting change		—	(85)	—

Net income for basic and diluted earnings per common share	$5,245	$1,734	$14,650	$5,234

Denominator:
Denominator for basic earnings per common share –weighted average shares	5,814,604	5,617,399	5,792,311	5,553,386
Effect of dilutive securities: Employee and Director stock options	142,646	79,684	103,444	71,728

Denominator for diluted earnings per common share	5,957,250	5,697,083	5,895,755	5,625,114

Earnings per share basic and diluted:
Before cumulative effect of change in accounting principle
Basic earnings per common share	$.90	$.31	$2.54	$.94
Diluted earnings per common share	$.88	$.30	$2.50	$.93
After cumulative effect of change in accounting principle
Basic earnings per common share	$.90	$.31	$2.53	$.94
Diluted earnings per common share	$.88	$.30	$2.48	$.93

4.	Total comprehensive income for the quarter ended November 30, 2006, was $5,237,936 consisting of net income of $5,245,091 and net changes in accumulated other comprehensive income of ($7,155). For the nine-month period ended November 30, 2006, total comprehensive income was $14,641,740 consisting of net income of $14,650,190 and net changes in accumulated other comprehensive income of ($8,450). Changes in other comprehensive income result from changes in fair value of the Company’s cash flow hedges.

Total comprehensive income for the quarter ended November 30, 2005, was $1,813,084 consisting of net income of $1,734,386 and net changes in accumulated other comprehensive income of $78,698. For the nine-month period ended November 30, 2005, total comprehensive income was $5,305,049 consisting of net income of $5,234,188 and net changes in accumulated other comprehensive income of $70,861.

5.	Stock-based compensation

Prior to March 1, 2006, we accounted for stock options granted to our employees and directors under the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted by FASB statement No. 123, “Accounting for Stock-Based Compensation.” For our stock options, no stock based compensation expense was recognized in our financial statements prior to March 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock at the date of grant. Effective March 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under this method, compensation cost recognized in the first nine months of fiscal 2007 includes compensation cost of $110,000 for share-based payments granted prior to, but not yet vested as of, February 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123. As of November 30, 2006, we had $41,000 of unrecognized compensation cost related to unvested options.

A summary of the Company’s stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price
Outstanding at February 28, 2006	377,388	$15.81
Granted	—	—
Exercised	(57,654)	16.71
Forfeited	0	0

Outstanding at November 30, 2006	319,734	$15.65

Exercisable at November 30, 2006	285,817	$16.37

The following table summarizes additional information about stock options outstanding at November 30, 2006.

Range of Exercise Prices	Total Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Currently Exercisable	Weighted Average Exercise Price
$ 8.43- $13.10	142,699	5.3	$10.02	108,782	$10.16
$15.40 -$19.80	96,115	4.0	$16.77	96,115	$16.77
$24.25	80,920	4.6	$24.25	80,920	$24.25

$ 8.43- $24.25	319,734	4.7	$15.65	285,817	$16.37

We also began granting stock appreciation rights, or SARs, in the first quarter of fiscal 2005 as part of our stock-based compensation plans. The SARs granted in fiscal 2005 and fiscal 2006 were to be settled in cash. Prior to March 1, 2006, we accounted for these SAR grants under the recognition and measurement provisions of APB Opinion No. 25, which required expense to be recognized equal to the amount by which the quoted market value exceeded the original grant price on a mark-to-market basis. Therefore, we recognized $757,000 of compensation expense prior to February 28, 2006. On March 1, 2006, as required under the provisions of Statement 123R, those SARs granted prior to, but not yet vested as of, February 28, 2006, were recorded at their fair value estimated in accordance with Statement 123R, and a cumulative effect of change in accounting principle was recorded in the amount of $85,300, net of tax. Additional compensation expense for these SARs in the amount of $3.4 million was recorded in the first nine months of fiscal 2007 based on their fair value in accordance with Statement 123R.

As a result of adopting Statement No. 123R on March 1, 2006, our income before taxes and net income for the first nine months are $192,000 and $121,000 lower, respectively, than if we had continued to account for share-based compensation under Opinion No. 25.

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

	Three Months Ended November 30, 2005	Nine Months Ended November 30, 2005
	(Unaudited)
	(In thousands except per share amounts)
Reported net income	$1,734	$5,234
Recognized Compensation, net of tax	(10)	290
Compensation expense per SFAS No.123R, net of tax	(86)	(614)

Pro forma net income for SFAS No.123R	$1,638	$4,910

Reported earnings per common share:
Basic	$.31	$.94
Diluted	$.30	$.93
Compensation expense per SFAS No.123R:
Basic	$(.01)	$(.06)
Diluted	$(.01)	$(.06)

Pro forma earnings per share:
Basic	$.30	$.88
Diluted	$.29	$.87

On June 1, 2006, we granted 117,080 SARs to be settled in stock. The weighted average fair value of SARs granted on June 1, 2006 was determined to be $5.53 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 27.81% and expected life of 3 years. Compensation expense related to the June 1, 2006 grant was $354,000 for the nine month period ended November 30, 2006. As of November 30, 2006, we had unrecognized cost of $329,000 related to June 1, 2006 SARs grants.

6.	We have two operating segments as defined on page 44 of the Company’s Annual Report on Form 10-K for the year ended February 28, 2006. Information regarding operations and assets by segment is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2005	2006	2005
	(Unaudited)
	($ In thousands)
Net Sales:
Electrical and Industrial Products	$35,799	$28,803	$103,825	$89,841
Galvanizing Services	29,562	15,520	76,871	47,068

	$65,361	$44,323	$180,696	$136,909
Operating Income (a):
Electrical and Industrial Products	$5,128	$2,688	$14,355	$7,054
Galvanizing Services	8,629	2,798	23,650	9,193

	$13,757	$5,486	$38,005	$16,247
General Corporate Expense (b)	$5,014	$2,648	$13,544	$6,817
Interest Expense	342	413	1,008	1,306
Other (Income) Expense, Net (c)	22	20	59	74

	$5,378	$3,081	14,611	$8,197

Income Before Income Taxes and Accounting Changes	$8,379	$2,405	$23,394	$8,050

Total Assets:
Electrical and Industrial Products	$102,855	$79,831	$102,855	$79,831
Galvanizing Services	79,553	47,323	79,553	47,323
Corporate	6,276	7,215	6,276	7,215

	$188,684	$134,369	$188,684	$134,369

(a)	Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other income and expense items that are specifically identifiable to a segment.

(b)	General Corporate Expense consists of selling, general and administrative expenses that are not specifically identifiable to a segment.

(c)	Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expenses not specifically identifiable to a segment.

7.	Warranty Reserves

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

Warranty Reserve
(Unaudited)
($ In thousands)
Balance at February 29, 2005	$1,005
Warranty costs incurred	(1,050)
Additions charged to income	1,147

Balance at February 28, 2006	$1,102
Warranty costs incurred	(684)
Additions charged to income	849

Balance at November 30, 2006	$1,267

8.	Credit Agreement

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our Amended and Restated Revolving and Term Credit Agreement dated as of November 1, 2001.

The Credit Agreement provides for a $50 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2011. This is an unsecured revolving credit facility, which refinanced outstanding borrowings and is used to provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs. At November 30, 2006, we had $30.7 million borrowed against the revolving credit facility and letters of credit outstanding in the amount of $9.4 million, which left approximately $9.9 million of additional credit available under the revolving credit facility.

The Credit Agreement provides for various financial covenants consisting of a) Minimum Consolidated Net Worth – maintain on a consolidated basis net worth equal to at least the sum of $69.8 million, representing 80% of net worth at February 28, 2006 plus 75% of future net income, b) Maximum Leverage Ratio- maintain on a consolidated basis a Leverage Ratio(as define in the Credit Agreement) not to exceed 3.0:1.0, c) Fixed Charge Coverage Ratio- maintain on a consolidated basis a Fixed Charge Coverage Ratio of at least 1.5:1.0 and d) Capital Expenditures- not to make Capital Expenditures on a consolidated basis in an amount in excess of $10 million during any fiscal year.

The Credit Agreement provides for an applicable margin ranging from .75% to 1.25% over the Eurodollar Rate and Commitment Fees ranging from .175% to .25% depending on our Leverage Ratio. The applicable margin was .75% at November 30, 2006. The variable interest rate including the applicable margin was 6.12% as of November 30, 2006.

9.	Asset Acquisition

On October 31, 2006, AZZ incorporated (the “Company”), Arbor-Crowley, Inc., a wholly-owned subsidiary of the Company (“Subsidiary”), Witt Industries, Inc. (“Witt”) and Marcy R. Wydman (“Wydman”), as the sole shareholder of Witt, entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which Subsidiary purchased all, or substantially all of the assets of Witt relating to Witt’s galvanizing division (the “Asset Purchase”). The purchase price of the transaction was $13,500,000 in cash, subject to adjustments. The Company used its existing bank line of credit to finance this transaction. The purchased assets included three galvanizing plants, one plant located in Ohio and two plants located in Indiana, and related equipment and supplies, generating approximately $15 million in yearly revenues.

In connection with the real property located in Muncie, Indiana, the Company, Subsidiary, Witt Galvanizing-Muncie, Inc. and Wydman entered into an Environmental Remediation and Assumption of

Liability Agreement pursuant to which Wydman assumed certain potential environmental liabilities with respect to the Site and agreed to perform remediation of pre-existing pollution conditions at the Site.

10.	Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”)issued Statement of Financial Accounting Standards No. 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted this FASB on March 1, 2006 with no impact from the adoption.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaced APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that do not include specific transition provisions. In addition, SFAS No. 154 redefines “restatement” as the revising of previously issued financial statements to reflect the correction of errors. The statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies Statement 109, “Accounting for Income Taxes”, to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements under FIN 48 and the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements, statement of cash flows or earnings per share.

In September 2006, the FASB issued Statement 157 (“SFAS 157”), Fair Value Measurements. This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. While SFAS 157 does not require any new value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS 157 will be effective at the beginning of the Company’s 2008 fiscal year. The Company is currently assessing the effect of this pronouncement on the consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

We have two operating segments as defined on page 44 of our Annual Report on Form 10-K for the fiscal year-ended February 28, 2006. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue by segment and segment operating income to evaluate our segments. Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment. The other (income) expense items included in segment operating income are generally insignificant. For a reconciliation of segment operating income to pretax income, see Note 6 to our quarterly consolidated financial statements included in this report.

Backlog

Our backlog was $101 million as of November 30, 2006, as compared to $98.7 million at August 31, 2006. Backlog improved 22% from the $83.1 million reported as of November 30, 2005. The increase in incoming orders during the third quarter of fiscal 2007 over the same quarter in fiscal 2006 was primarily due to improved market conditions in the utility distribution, power generation, and the domestic petroleum and industrial markets. It appears that the finalization of the energy legislation continues to have a positive impact on release and announcement of new projects. We believe for the balance of the current fiscal year, that new orders for our high voltage transmission products, particularly international, and the domestic petroleum and industrial markets will reflect stronger growth on a year over year basis than in our utility distribution market. Orders included in the backlog are represented by contracts and purchase orders that management believes to be firm. The following table reflects our bookings and shipments on a quarterly basis through the period ended November 30, 2006, as compared to the same periods in fiscal 2006.

Backlog Table

	Period Ending		Period Ending
Backlog	2/28/06	$73,765	2/28/05	$64,769
Bookings		70,782		44,980
Shipments		52,543		44,739
Backlog	5/31/06	$92,094	5/31/05	$65,010
Book to Ship Ratio		1.35		1.01
Bookings		69,450		59,412
Shipments		62,882		47,847
Backlog	8/31/06	$98,662	8/31/05	$76,575
Book to Ship Ratio		1.10		1.24
Bookings		67,707		50,864
Shipments		65,361		44,323
Backlog	11/30/06	101,008	11/30/05	83,116
Book to Ship Ratio		1.04		1.15

Revenues

The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Nine Months Ended
	11/30/2006	11/30/2005	11/30/2006	11/30/2005
	(In thousands)
Revenue:
Electrical and Industrial Products	$35,799	$28,803	$103,825	$89,841
Galvanizing Services	29,562	15,520	76,871	47,068

Total Revenue	$65,361	$44,323	$180,696	$136,909

For the three and nine-month periods ended November 30, 2006, consolidated net revenues increased 47% and 32%, respectively, as compared to the same periods in fiscal 2006, to $65.4 million for the three-month period and $180.7 million for the nine-month period. For the quarter ended November 30, 2006, the Electrical and Industrial Segment contributed 55% of the Company’s revenues and the Galvanizing Services Segment accounted for the remaining 45% of the combined revenues. For the nine-month period ended November 30, 2006, the Electrical and Industrial Products Segment contributed 57% of the Company’s revenues, while the Galvanizing Services Segment accounted for the remaining 43%.

Revenues for the Electrical and Industrial Products Segment increased $7 million or 24% for the three-month period ended November 30, 2006, and increased $14 million or 16% for the nine-month period ended November 30, 2006, as compared to the same periods in fiscal 2006. The increased revenues were generated from continued strong market demand, primarily from our high voltage transmission and petroleum markets, and improved market conditions from the power generation market, which has been stagnant for several years. In addition to the improved market, several quick turn projects were completed during the third quarter of fiscal 2007 also generated increased revenues.

Revenues in the Galvanizing Services Segment increased $14 million or 90% for the three-month period ended November 30, 2006, as compared to the same period in fiscal 2006 and increased $29.8 million or 63% for the nine-month period ended November 30, 2006, as compared to the same period in fiscal 2006. Volume for the three and nine-month periods ended November 30, 2006, increased 24% and 16%, respectively, as compared to the same periods in fiscal 2006, while price increased 66% and 47% for the three and nine months, respectively, for the comparable periods. The three and nine-month periods for the current fiscal year include one month of revenues from our acquisition of Witt Galvanizing, Inc. The increase in selling price was the result of price increases that were implemented to offset the rising commodity cost of zinc. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended		Nine Months Ended
	11/30/2006	11/30/2005	11/30/2006	11/30/2005
	(In thousands)
Segment Operating Income:
Electrical and Industrial Products	$5,128	$2,688	$14,355	$7,054
Galvanizing Services	8,629	2,798	23,650	9,193

Total Segment Operating Income	$13,757	$5,486	$38,005	$16,247

Our total segment operating income increased 151% and 134% for the three and nine-month periods ended November 30, 2006, to $13.8 million and $38 million as compared to $5.5 million and $16.2 million for the same periods in fiscal 2006.

Segment operating income in the Electrical and Industrial Products Segment increased 91% and 104% for the three and nine-month periods ended November 30, 2006, to $5.1 million and $14.4 million as compared to $2.7 million and $7.1 million for the same periods in fiscal 2006. Operating margins were 14% for the three and nine-month periods ended November 30, 2006, as compared to 9% and 8% for the comparable periods in fiscal 2006. Operating margins and profit resulted from leverage obtained though increased revenues and improved market conditions, which allowed for more aggressive pricing to recover material cost increases for copper, aluminum and steel that occurred over the past two years. We continue our emphasis on booking of business at specific targeted margin levels and pursuing price increases. Management continues to focus on and emphasize operating efficiency improvement, cost containment, cost escalation recovery through pricing actions, expansion of served markets, and new product opportunities to further enhance our strategic position.

In the Galvanizing Services Segment, operating income increased 208% and 157% for the three and nine-month periods ended November 30, 2006, to $8.6 million and $23.7 million, respectively, as compared to $2.8 million and $9.2 million for the same periods in fiscal 2006. The three and nine-month periods for the current fiscal year include one month of revenues from our acquisition of Witt Galvanizing, Inc. The improved segment operating results are reflective of improved market conditions, which generated higher revenues, and better price realization required to offset the rising cost of zinc. Operating margins improved to 29% and 31% for the three and nine month periods ended November 30, 2006 as compared to 18% and 20% for the same periods in fiscal 2006. Due to our First In First Out (FIFO) cost basis on our zinc inventory, the higher cost for zinc purchased in the first nine months of the current fiscal year will not be recognized until subsequent quarters, so we do not believe the margins expressed as a percentage of sales can be maintained for the balance of the year. If Last In First Out (LIFO) cost basis had been applied operating profits would have been reduced by $1.9 and $8.3 million, respectively, for the three and nine month periods ended November 30, 2006 and operating margins would have been 23% and 20%, respectively, for these periods. For the three and nine-month periods ended November 30, 2006, operating income and margins benefited from insurance gains in the amount of $259,000 and $700,000, respectively, related to Hurricanes Katrina and Rita. The carrying value of these affected assets was written off during fiscal 2006 when the damage was incurred.

General Corporate Expenses

General corporate expenses, (see Note 6 to consolidated condensed financial statements) not specifically identifiable to a segment, for the three-month period ended November 30, 2006, were $5 million compared to $2.6 million for the same period in fiscal 2006. For the nine-month period ended November 30, 2006, general corporate expenses were $13.5 million as compared to $6.8 million for the same period in fiscal 2006. As a percentage of sales, general corporate expenses were 7.7% and 7.5%, respectively, for the three and nine-month periods ended November 30, 2006, as compared to 6% and 5%, respectively, for the same period in fiscal 2006. The increased general corporate expense for the three and nine-month periods ended November 30, 2006, resulted from increased compensation and employee profit sharing expense. The increased compensation expense of approximately $2.2 million and $3.6 million for the three and nine months ended November 30, 2006, as compared to the same periods in fiscal 2006, related primarily to our stock appreciation rights program and the adoption of FASB Statement No. 123R. Our profit sharing program, which covers substantially all our employees, was reinstated for fiscal 2007 to enhance our ability to hire and retain qualified personnel. Increased costs related to this program were $591,000 and $1.5 million, respectively, for the three and nine-month periods ended November 30, 2006, as compared to the same periods in fiscal 2006.

Other (Income) Expense

For the three-month and nine-month periods ended November 30, 2006, the amounts in other (income) expense not specifically identifiable to a segment (see Note 6 to consolidated financial statements) were insignificant.

Interest

Net interest expense for the three and nine-month periods ended November 30, 2006, decreased 17% and 23%, respectively, as compared to the same periods in fiscal 2006. Reduced interest expense was due to significantly reduced levels of outstanding debt for the majority of fiscal 2007. Additional debt of approximately $13.5 was added in November 2006, to fund the acquisition of Witt Galvanizing, Inc. As of November 30, 2006, we had outstanding bank debt of $30.7 million, an increase of $10.8 million, as compared to $19.9 million at the end of fiscal 2006. The long-term debt to equity ratio was .30 to 1 at November 30, 2006, as compared to .21 to 1 at the end of the same period in fiscal 2006.

Income Taxes

The provision for income taxes reflects an effective tax rate of 37% for the nine-month period ended November 30, 2006, and 35% for nine-month period ended November 30, 2005. Benefits in our effective tax rate from the American Jobs Creation Act of 2005 were partially offset by higher statutory tax rate of 35% for the current period as compared to 34% in the prior year due to increased income levels. In addition, we included an allowance in fiscal 2007 in the amount of $199,000 for deferred compensation that we currently estimate will not be deductible in future years due to the limitations on deductibility established under Section 162-m of the Internal Revenue Code.

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

Net cash provided by operations was $7.5 million for the nine-month period ended November 30, 2006, as compared to $9.2 million for the same period in the prior fiscal year. Net cash provided by operations for the nine month period ended November 30, 2006, was generated from $14.7 million in net income, $4.9 million in depreciation and amortization of intangibles and debt issue costs, and net changes in operating assets and liabilities and other adjustments to reconcile net income to net cash of a negative $12.1 million. Positive cash flow was recognized due to decreased prepaid balances in the amount of $1 million, as well as from increased accounts payable balances and other accrued liabilities in the amount of $10.4 million and $10.1 million, respectively. These positive cash flow items were offset by increases in inventories, accounts receivable balances and revenues in excess of billings in the amount of $20.7 million, $5.1 million, and $6.7 million, respectively.

Our working capital dramatically increased by $24 million or 86% to $51.9 million at November 30, 2006, as compared to $27.9 million at February 28, 2006. The acquisition of Witt Galvanizing, Inc., added $6.5 million to inventories and receivables and the escalating cost of zinc has increased our galvanizing inventory carrying value by $9.4 million. Our zinc inventories typically turnover twice yearly. The carrying value of our zinc inventory will move up and down in conjunction with the market price of zinc during the turnover period. Inventories and accounts receivable in our Electrical and Industrial Segment are up as well to support our improved business levels.

For the nine-month period ended November 30, 2006, capital improvements were made in the amount of $7 million and the acquisition of a subsidiary, Witt Galvanizing, Inc., was made in the amount of $13.5 million. During the nine-month period, long-term debt increased by $10.8 million. We received proceeds from the sale and insurance settlement for property and equipment in the amount of $.7 million and proceeds from the exercise of stock options in the amount of $1.3 million.

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our Amended and Restated Revolving and Term Credit Agreement dated as of November 2001.

The Credit Agreement provides for a $50 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2011. This is an unsecured revolving credit facility, which refinanced outstanding borrowings and is used to provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs. At November 30, 2006, we had $30.7 million borrowed against the revolving credit facility and letters of credit outstanding in the amount of $9.4 million, which left approximately $9.9 million of additional credit available under the revolving credit facility.

The Credit Agreement provides for various financial covenants consisting of a) Minimum Consolidated Net Worth – maintain on a consolidated basis net worth equal to at least the sum of $69.8 million, representing 80% of net worth at February 28, 2006, plus 75% of future net income, b) Maximum Leverage Ratio- maintain on a consolidated basis a Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.0:1.0, c) Fixed Charge Coverage Ratio- maintain on a consolidated basis a Fixed Charge Coverage Ratio of at least 1.5:1.0 and d) Capital Expenditures- not to make Capital Expenditures on a consolidated basis in an amount in excess of $10 million during any fiscal year.

The Credit Agreement provides for an applicable margin ranging from .75% to 1.25% in addition to the Eurodollar Rate and Commitment Fees ranging from .175% to .25% depending on our Leverage Ratio. The applicable margin was .75% at November 30, 2006. The variable interest rate including the applicable margin was 6.12% as of November 30, 2006.

We utilize interest rate protection agreements to moderate the effects of increases, if any, in interest rates by modifying the characteristics of interest obligations on long-term debt from a variable rate to a fixed rate. Presently, we have one outstanding interest rate swap. On March 31, 2005, we entered into an interest rate protection agreement (the “2005 Swap Agreement”) which matures in March 2008, whereby we pay a fixed rate of 5.20% in exchange for a variable 30-day LIBOR rate plus .75% (6.07% at November 30, 2006). At November 30, 2006, the remaining notional amount is $8,250,000. Prior to May 2006, this swap was treated as a cash flow hedge of our variable interest rate exposure. However, when we refinanced our Credit Agreement in May 2006, we chose to cease the hedge designation for the 2005 Swap Agreement while not terminating the swap agreement. Since that time, we began recognizing changes in the fair value of this swap directly into earnings, while amortizing the pretax amount included in accumulated other comprehensive income as additional interest income. For the nine months ended November 30, 2006, we amortized $26,000 of interest income and recognized mark-to-market loss of $44,000 for subsequent changes in the fair value of this swap. At November 30, 2006, the fair value of the 2005 Swap Agreement was an asset of $37,000, and a gain of $36,000, net of tax, remains in accumulated other comprehensive income to be amortized as additional interest income. Given the maturity date of this interest rate swap, all amounts in accumulated other comprehensive income are expected to flow through earnings by March 31, 2008.

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

Commodity pricing

We manage our exposure to commodity prices through various methods. In the Galvanizing Services Segment, we utilize contracts with our zinc suppliers that include protective caps to guard against rising commodity prices. These contracts are normally negotiated each year for a twelve-month term. We also secure firm pricing for natural gas supplies with individual utilities when possible. There is no contracted volume purchase commitments associated with the natural gas or zinc agreements. Management believes these contractual agreements ensure adequate supplies and partially offset exposure to commodity price swings.

In the Electrical and Industrial Products Segment, we have exposure to commodity pricing for copper, aluminum and steel. Because the Electrical and Industrial Products Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses in the customer’s contracts, although during difficult market conditions these escalation clauses may not be obtainable.

We have no contracted volume commitments for any other commodities.

Other

At November 30, 2006, we had outstanding letters of credit in the amount of $9.4 million. These letters of credit are issued to a portion of our customers to cover any potential warranty costs that the customer might incur. In addition, as of November 30, 2006, a warranty reserve in the amount of $1.3 million has been established to offset any future warranty claims.

The following summarizes our operating leases and long-term debt and interest expense for the next five fiscal years.

Fiscal Year	Operating Leases	Long- Term Debt	Interest on Long Term Debt
	(In thousands)
2007	$369	$0	$440
2008	1,479	0	1,872
2009	966	0	1,905
2010	1,135	0	1,905
2011	1,193	0	1,905
Thereafter	4,215	30,700	449

Total	$9,357	$30,700	$8,476

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

Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs; and availability of experienced personnel, both labor and management, to implement management’s growth strategies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk relating to our operations results primarily from changes in interest rates and commodity prices. We have only limited involvement with derivative financial instruments, and we are not a party to any leveraged derivatives.

We manage our exposure to changes in interest rates through the use of variable rate debt and interest rate protection agreements. Reference the Liquidity and Capital Resources of the MD&A section of this report for a full discussion on our 2005 Swap Agreement.

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

We do not believe that a hypothetical change of 10% of the interest rate currently in effect or a change of 10% of commodity prices would have a significantly adverse effect on our results of operations, financial position, or cash flows, provided that we were able to pass along the increases in commodity prices to our customers. To date, we have been successful in passing along the rising cost of zinc without an adverse effect on our results of operations. However, there can be no assurance that either interest rates or commodity prices will not change in excess of the 10% hypothetical amount, which could have an adverse effect on our results of operations, financial position, and cash flows if we were unable to pass along those increases to our customers.

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

Item 1A.	Risk Factors.

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

AZZ incorporated
(Registrant)

Date: January 5, 2007	/s/ Dana Perry
Dana Perry, Senior Vice President for Finance
Principal Financial Officer

EXHIBIT

INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3.2	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.4	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended November 30, 2000).

3.5	Bylaws of AZZ incorporated as restated through September 24, 2003 (incorporated by reference to the Exhibit 3(5) to the Quarterly Report Form 10-Q filed by the Registrant for the quarter ended November 30, 2003).

4	Form of Stock Certificate for the Company’s $1.00 par value Common Stock (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended November 30, 2003).

10.1	Asset Purchase Agreement dated October 31, 2006, by and among AZZ incorporated, Arbor-Crowley, Inc., Witt Industries, Inc. and Marcy R. Wydman (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the registrant on November 2, 2006).

10.2	Environmental Remediation and Assumption of Liability Agreement date October 31, 2006, by and among AZZ incorporated, Arbor-Crowley, Inc., Witt Industries, Inc. and Marcy R. Wydman (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the registrant on November 2, 2006).

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 5, 2007. Filed herewith.

31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 5, 2007. Filed herewith.

32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 5, 2007. Filed herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 5, 2007. Filed herewith.