Form 10-K
period 2007-02-28
AZZ INC
filed 2007-05-14
CIK 8947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

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

Large accelerated filer  ☐                                 Accelerated filer  ☒                                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 31, 2006 (the last business day of its most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $153,633,396 based on the closing sale price of $30.75 per share as reported on the New York Stock Exchange (For purposes of determining the above stated amount, only the directors, executive officers and 10% or greater shareholders of the registrant have been deemed affiliates; however, this does not represent a conclusion by the registrant that any or all such persons are affiliates of the registrant).

As of February 28, 2007, there were 11,654,164 shares of the registrant’s common Stock ($1.00 par value) outstanding, after giving effect to our two-for-one stock split, effective in the form of a share dividend on May 4, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2007 Annual Meeting of Shareholders to be held July 10, 2007	Part III

AZZ incorporated

YEAR ENDED FEBRUARY 28, 2007

Forward Looking Statements

This Report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “intend,” “should,” “may,” “believe,” and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control. Those risks, uncertainties, and other factors could cause the actual results to differ materially from those in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to: the level of customer demand for and response to products and services offered by the Company, including demand by the power generation markets, electrical transmission and distribution markets, the general industrial market, and the hot dip galvanizing markets; prices and raw material cost, including the cost of zinc and natural gas, which are used in the hot dip galvanizing process; changes in economic conditions of the various markets the Company serves, both foreign and domestic; customer requested delays of shipments; acquisition opportunities or lack thereof; adequacy of financing; and availability of experienced management employees to implement the Company’s growth strategy. The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

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

Electrical and Industrial Products Segment

Our Electrical and Industrial Products Segment produces highly engineered specialty electrical products as well as industrial lighting and tubular products, all of which we market and sell both domestically and in international markets. Our electrical products are designed, manufactured and configured to distribute electrical power to and from generators, transformers, switching devices and other electrical configurations and are supplied to the power generation, transmission and distribution markets as well as the general industrial market. Our industrial products include industrial lighting and tubular products used for petro-chemical and industrial applications. We provide lighting products to the petroleum, food processing, and power generation industries and to industries with unique lighting challenges. We also provide tubular products to the petroleum industry.

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

Backlog of orders for the Electrical and Industrial Products Segment was approximately $120.7 million at February 28, 2007, $73.8 million at February 28, 2006, and $64.8 million at February 28, 2005. The majority of the backlog as of February 28, 2007 should be delivered during the next 18 months. We believe that the contracts and purchase orders included in the backlog are firm.

We employ a total of 668 people in this segment.

Galvanizing Services Segment

The Galvanizing Services Segment provides hot dip galvanizing to the steel fabrication industry through facilities located throughout the South, Midwest and Southwest United States. Hot dip galvanizing is a metallurgical process in which molten zinc is applied to a customer’s material. The zinc bonding renders a corrosion protection to fabricated steel for extended periods of up to 50 years. We operate fourteen galvanizing plants, which are located in Texas, Louisiana, Alabama, Mississippi, Arkansas, Arizona, Indiana and Ohio.

Galvanizing is a highly competitive business, and we compete with other galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternate forms of corrosion protection such as paint. Our galvanizing market is generally limited to areas within a relatively close proximity of our galvanizing plants due to freight cost.

Zinc, the principal raw material used in the galvanizing process, is currently readily available, but has volatile pricing. We manage our exposure to commodity pricing of zinc by utilizing agreements with zinc suppliers that include protective caps to guard against escalating commodity prices.

We typically serve fabricators and/or manufacturers who provide services to the electrical and telecommunications, bridge and highway, petrochemical and general industrial markets, as well as numerous original equipment manufacturers (“OEMs”). We do not depend on any single customer for our galvanizing services, and the loss of any single customer would not have a material adverse effect on our consolidated revenues or net income.

The backlog of galvanizing orders generally is nominal due to the short time requirement involved in the process.

We employ a total of 633 people in this segment.

Recent Developments—Stock Splits

On April 5, 2007, our Board of Directors authorized a two-for-one split of common stock, to be effected in the form of a dividend of one share of Common Stock for every one share of Common Stock outstanding. The dividend will be paid on May 4, 2007 to shareholders of record on April 20, 2007. All share and per share data in this Annual Report on Form 10-K is presented as though the stock split has already been effected.

Executive Officers of the Registrant

Name	Age	Business Experience for Past Five Years Position or Office with Registrant or Prior Employer	Held Since
David H. Dingus	59	President and Chief Executive Officer President and Chief Operating Officer	2001 1998-2000

Dana L. Perry	58	Senior Vice President of Finance, Chief Financial Officer and Secretary Vice President of Finance, Chief Financial Officer, Asst. Sec.	2004 1992-2004

Fred L. Wright, Jr.	66	Senior Vice President, Galvanizing Services Segment	1992

John V. Petro	61	Senior Vice President Operations, Electrical & Industrial Products Vice President Operations, Electrical & Industrial Products	2006 2001-2006

Clement H. Watson	60	Vice President Sales, Electrical Products Vice President Marketing and Sales of Pulsafeeder, Inc.	2000 1995-2000

Jim C. Stricklen	58	Vice President, Business and Manufacturing Systems Vice President, Assist Connectivity Technology	2004 2001-2003

Tim E. Pendley	45	Vice President Operations, Galvanizing Services Segment Division Operations Manager	2004 1999-2004

Richard W. Butler	41	Vice President, Corporate Controller Corporate Controller	2004 1999-2004

Robert D. Ruffin	66	Vice President, Human Resources Corporate Director, Human Resources	2005 1999-2005

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

Securities and Exchange Commission

100 F Street N.E.

Washington, D.C. 20549

You may obtain these materials electronically by accessing the SEC’s website on the Internet at:

http://www.sec.gov

In addition, we make available, free of charge, on our internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading “Investor Relations,” subheading “SEC Filings,” on our website at:

http://www.azz.com

Also, reports and other information concerning our Company are available for inspection and copying at:

New York Stock Exchange

20 Broad Street

New York, New York 10005

Corporate Governance

Our Company’s Board of Directors, with the assistance of its Nominating and Corporate Governance Committee, has adopted Corporate Governance Guidelines that set forth the Board’s policies regarding corporate governance.

In connection with the Board of Directors’ responsibility to oversee our legal compliance and conduct, the board has adopted a Code of Ethics, which applies to the Company’s officers, directors and employees.

The Board of Directors has adopted charters for each of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. You may review the Corporate Governance Guidelines, our Code of Ethics and our Committee charters under the Heading “Investor Relations,” subheading “Corporate Governance,” on our website at:

http://www.azz.com

You may also obtain a copy of these documents by mailing a request to:

AZZ incorporated

Investor Relations

University Centre I, Suite 200

1300 South University Drive

Fort Worth, TX 76107

Item 1A.	Risk Factors

Our business is subject to a variety of risks, including the risks described below. While we believe that the risks and uncertainties described below are the most significant risks and uncertainties facing our business, they are not the only ones facing us. Additional risks and uncertainties not known to us or not described below may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be negatively impacted and our future growth would be impacted as well.

Our business segments operate in highly competitive markets

Many of our competitors, primarily in our Electrical and Industrial Products Segment, are significantly larger and have substantially more resources than we do. Competition is based on a number of factors, including price. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their products and services at lower rates than we are able to provide. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industries, maintain our customer base at current levels or increase our customer base.

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

International and political events may adversely affect our Electrical and Industrial Products Segment

A portion of the revenues from our Electrical and Industrial Products Segment are from international markets. The occurrence of any of the risks described below could have an adverse effect on our consolidated results of operations, cash flows and financial condition:

•	political and economic instability;

•	social unrest, acts of terrorism, force majeure, war or other armed conflict;

•	inflation;

•	currency fluctuation, devaluations and conversion restrictions;

•	governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds; and

•	trade restrictions and economic embargoes by the United States or other countries.

Fluctuations in the price and supply of raw materials and natural gas for our business segments may adversely affect our operations.

We purchase a wide variety of raw materials for our Electrical and Industrial Products Segment to manufacture our products, including steel, aluminum and copper. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability. In our Galvanizing Service Segment, zinc and natural gas represent a large portion of our cost of sales. The prices and availability of zinc and natural gas are highly volatile. The following factors, which are beyond our control, affect the price of raw materials and natural gas for our business segments: supply and demand; freight costs and transportation availability; inventory levels; trade duties and taxes; and labor disputes. We seek to maintain operating margins by attempting to increase the price of our products and services in response to increased costs, but may not be successful in passing these price increases through to our customers.

Our dependence upon fixed-price contracts for our Electrical and Industrial Products Segment could adversely affect our business.

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

Our compliance with various governmental regulations and environmental risks may increase our costs.

Our business is subject to numerous federal, state, provincial, local and foreign laws and regulations, including regulations, primarily in our Galvanizing Services Segment, with respect to air emissions, storm water and the generation, handling, storage, transportation, treatment, and disposal of waste materials. Although we believe we are substantially in compliance with all applicable laws and regulations, legal requirements are frequently changed and subject to interpretation, and the presently unpredictable ultimate cost of compliance with these requirements could adversely impact our operations. We may be required to make significant expenditures to comply with governmental laws and regulations. Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, could have a material adverse effect on our results of operations and financial condition.

Our acquisition strategy involves a number of risks.

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

Our use of percentage-of-completion accounting in the Electrical and Industrial Products Segment could result in a reduction or elimination of previously reported profits.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and in the notes to our consolidated financial statements, a portion of our revenues are recognized on a percentage-of-completion method of accounting. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Actual collection of contract amounts or change orders could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.

We may not be able to fully realize the revenue value reported in our backlog for our Electrical and Industrial Products Segment.

We have a backlog of work in our Electrical and Industrial Products Segment to be completed on contracts. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Backlog develops as a result of new business taken, which represents the revenue value of new project commitments received by us during a given period. Backlog consists of projects which have either (1) not yet been started or (2) are in progress and are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, projects are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, we may also incur additional costs resulting from underutilized assets if projects are cancelled.

Our Operating results may vary significantly from quarter to quarter.

Our quarterly results may be materially and adversely affected by:

•	the timing and volume of work under new agreements;

•	general economic conditions;

•	the budgetary spending patterns of customers;

•	variations in the margins of projects performed during any particular quarter;

•	losses experienced in our operations not otherwise covered by insurance;

•	a change in the demand or production of our products and our services caused by severe weather conditions;

•	a change in the mix of our customers, contracts and business;

•	a change in customer delivery schedule;

•	increases in design and manufacturing costs; and

•	abilities of customers to pay their invoices owed to us.

Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year.

We may be unsuccessful at generating internal growth.

Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	attract new customers, internationally and domestically;

•	increase the number or size of projects performed for existing customers;

•	hire and retain employees; and

•	increase volume utilizing our existing facilities.

Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business.

The departure of key personnel could disrupt our business.

We depend on the continued efforts of our executive officers and senior management. We cannot be certain that any individual will continue in such capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business.

Our business requires skilled labor, and we may be unable to attract and retain qualified employees.

Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may experience shortages of qualified personnel. We cannot be certain that we will be able to maintain an adequately skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expense will not increase as a result of shortage in the supply of skilled personnel. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues.

Item 1B.	Unresolved Staff Comments

No unresolved staff comments were open as of February 28, 2007.

Item 2.	Properties

The following table sets forth information about the Company’s principal facilities, owned or leased, on February 28, 2007:

Location	Land/Acres	Buildings/ Sq. Footage	Segment/Occupant
Crowley, Texas	29.7	201,000	Electrical and Industrial Products
Houston, Texas	5.4	67,400	Electrical and Industrial Products
Richland, Mississippi	6.7	58,700	Electrical and Industrial Products
Pittsburg, Kansas	15.3	86,000	Electrical and Industrial Products
Westborough, Massachusetts	—	(Leased) 117,263	Electrical and Industrial Products
Fulton, MO	—	(Leased) 85,000	Electrical and Industrial Products
Tulsa, OK	—	(Leased) 66,000	Electrical and Industrial Products
Greenville, SC	—	(Leased) 65,000	Electrical and Industrial Products
Crowley, Texas	28.5	79,200	Galvanizing Services
Houston, Texas	25.2	61,800	Galvanizing Services
Waskom, Texas	10.6	30,400	Galvanizing Services
Beaumont, Texas	12.9	33,700	Galvanizing Services
Moss Point, Mississippi	13.5	16,000	Galvanizing Services
Richland, Mississippi	5.6	22,800	Galvanizing Services
Citronelle, Alabama	10.8	34,000	Galvanizing Services
Goodyear, Arizona	16.8	36,800	Galvanizing Services
Prairie Grove, Arkansas	11.5	34,000	Galvanizing Services
Belle Chasse, Louisiana	9.5	34,000	Galvanizing Services
Port Allen, Louisiana	22.2	48,700	Galvanizing Services
Cincinnati, Ohio	15	81,700	Galvanizing Services
Muncie, Indiana	6.6	50,200	Galvanizing Services
Plymouth, Indiana	40	42,900	Galvanizing Services
Fort Worth, Texas	—	(Leased) 18,600	Corporate Office

Item 3.	Legal Proceedings

Environmental Proceedings

We are subject to various environmental protection reviews by state and federal government agencies. We cannot presently determine the ultimate liability, if any, that might result from these reviews or additional clean-up and remediation expenses. However, as a result of an internal analysis and prior clean-up efforts, we believe that the reviews and any required remediation will not have a material impact on the Company and that the recorded reserves for estimated losses are adequate. We reserved $350,000 and $348,000 as of February 28, 2007 and 2006, respectively, for estimated costs related to environmental compliance. In order to maintain permits to operate certain of our facilities, we may need to make future capital expenditures for equipment in order to meet new or existing environmental regulations.

Other Proceedings

We are involved from time to time in various suits and claims arising in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended February 28, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $1.00 par value, (“Common Stock”) is traded on the New York Stock Exchange and under the symbol “AZZ”. The following table sets forth the high and low sales prices of our Common Stock on the New York Stock Exchange on a quarterly basis for each of the two fiscal years ended February 28, 2007 and February 28, 2006, all of which have been adjusted to reflect our two-for-one stock split, effected in the form of a stock dividend on May 4, 2007.

	Quarter Ended May 31,		Quarter Ended August 31,		Quarter Ended November 30,		Quarter Ended February 28,
Per Share	2006	2005	2006	2005	2006	2005	2007	2006
High	$13.00	$9.23	$16.34	$10.44	$21.39	$11.18	$27.77	$12.42
Low	$10.54	$7.48	$10.67	$7.88	$14.56	$8.03	$19.60	$8.80
Dividends Declared	—	—	—	—	—	—	—	—

The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, operating and financial condition and other factors. We expect for the foreseeable future to invest substantially all of our earnings in the expansion of our business and reduction of debt.

The approximate number of holders of record of our common stock at May 10, 2007 was 525. See Item 12 of this Report for information regarding securities authorized for issuance under equity compensation plans.

STOCK PRICE PERFORMANCE GRAPH

The following graph illustrates the five-year cumulative total return on investments in our Common Stock, the CRSP Index for NYSE Stock Market (U.S. Companies) and the CRSP Index for NYSE Stocks (SIC 5000-5099 US Companies). These indices are prepared by the Center for Research in Security Prices of The University of Chicago Graduate School of Business. AZZ is listed on The New York Stock Exchange and is engaged in two industry segments. The shareholder return shown below is not necessarily indicative of future performance. Total return, as shown, assumes $100 invested on February 28, 2002, in shares of AZZ common stock and each index, all with cash dividends reinvested. The calculations exclude trading commissions and taxes.

Comparison of Five Year-Cumulative Total Returns

Value of $100 Invested on February 28, 2002

For Fiscal Year Ended on the Last Day of February

Item 6.	Selected Financial Data

	Fiscal Year
	2007 (a)	2006	2005	2004	2003
	(In thousands, except per share amounts)
Summary of operations:
Net sales	$260,344	$187,184	$152,428	$136,201	$183,370
Net income	21,604	7,827	4,812	4,263	8,615

Earnings per share:
Basic earnings per common share (c)	$1.86	$.70	$.44	$.40	$.82
Diluted earnings per common share (c)	1.82	.69	.44	.39	.81

Total assets	$200,908	$141,026	$128,635	$120,026	$134,037
Long-term debt	35,200	14,375	23,875	25,375	37,875
Total liabilities	89,759	53,758	53,316	50,729	70,628
Shareholders’ equity	111,148	87,269	75,319	69,298	63,409
Working capital	62,252	27,917	24,839	20,209	23,711

Cash provided by operating activities	$6,928	$12,794	$6,471	$14,963	$22,927
Capital expenditures	10,659	6,602	6,649	3,645	3,959
Depreciation & amortization (b)	6,815	5,886	5,872	6,141	7,061
Cash dividend per common share	—	—	—	—	—
Weighted average shares outstanding (c)	11,599	11,168	10,888	10,694	10,560

(a)	Includes the acquisition of Witt Galvanizing, Inc. on November 1, 2006.
(b)	Includes the amortization of debt issue costs of $156,000, $167,000, $220,000, $410,000, and $505,000 in fiscal 2007, 2006, 2005, 2004 and 2003, respectively.
(c)	Adjusted to reflect a two-for-one stock split, effective in the form of a stock dividend on May 4, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We operate two distinct business segments, the Electrical and Industrial Products Segment and the Galvanizing Services Segment. The Electrical and Industrial Products Segment serves the power generation, transmission and distribution markets as well as the general industrial market. The Galvanizing Services Segment consists of fourteen hot dip-galvanizing facilities located throughout the South, Midwest and Southwest United States that provide galvanizing services to the steel fabrication industry. All per share data in this section have been adjusted to reflect our two-for-one stock split effected May 4, 2007.

For the fiscal year-ended February 28, 2007, we recorded revenues of $260.3 million compared to the prior year’s revenues of $187.2 million. Approximately 58% of our revenues were generated from the Electrical and Industrial Products Segment and approximately 42% were generated from the Galvanizing Services Segment. Net income for fiscal 2007 was $21.6 million compared to $7.8 million for fiscal 2006. Net income as a percentage of sales was 8.3% for fiscal 2007 as compared to 4.2% for fiscal 2006. Earnings per share increased by 164% to $1.82 per share for fiscal 2007 compared to $.69 per share for fiscal 2006, on a diluted basis.

Results of Operations

Year ended February 28, 2007 (2007) compared with year ended February 28, 2006 (2006)

Management believes that analyzing our revenue and operating income by segment is the most meaningful way to analyze our results of operations. Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment. The other (income) expense items included in segment operating income are generally insignificant. For a reconciliation of segment operating income to pretax income, see Note 11 to Notes to Consolidated Financial Statements.

Backlog

Our operations ended fiscal 2007 with a backlog of $120.7 million, an increase of 64% as compared to fiscal 2006 backlog of $73.8 million. All of our backlog data relates to our Electrical and Industrial Products Segment. Our book-to-ship ratio was 1.18 to 1 for fiscal 2007 as compared to 1.05 to 1 in the prior year. In fiscal 2007, we continued our efforts to improve our market coverage and expand our served markets. The increased backlog reflects improvements in all of our served markets domestically and internationally, particularly in our high voltage transmission products.

The following table reflects bookings and shipments for fiscal 2007 and 2006.

Backlog Table

(In thousands)

	Period Ending		Period Ending
Backlog	2/28/06	$73,765	2/28/05	$64,769
Bookings		307,245		196,180
Shipments		260,344		187,184
Backlog	2/28/07	$120,666	2/28/06	$73,765
Book to Ship Ratio		1.18		1.05

Revenues

The following table reflects the breakdown of revenue by segment:

	2007	2006
	(In thousands)
Revenue:
Electrical and Industrial Products	$150,250	$123,736
Galvanizing Services	110,094	63,448

Total Revenue	$260,344	$187,184

Our consolidated net revenues for fiscal 2007 increased by $73.2 million or 39%, as compared to fiscal 2006.

The Electrical and Industrial Products Segment produces highly engineered specialty products supplied to the power generation, power transmission, power distribution and general industrial markets as well as lighting and tubular products to the industrial and petroleum markets. The segment recorded revenues for fiscal 2007 of $150.3 million, an increase of 21% above fiscal 2006 results of $123.7 million. The increased revenue was generated from continued strong market demand, primarily our high voltage transmission and petroleum markets, and improved market conditions from the power generation market, which has been stagnant for several years. In addition to the improved market conditions, several quick turn projects were completed during the third and fourth quarters of fiscal 2007, which generated increased revenues. The passage of the energy legislation has and we believe will continue to have a positive impact on this segment. There are incentives, reliability standards, and programs to promote alternative energy sources, which should continue to enhance customer spending. Continued improvements in capital spending and a continuation of the 80% plus industrial utilization levels as reported by the Federal Reserve should sustain improved operating levels from the industrial market.

Our Galvanizing Services Segment, which is made up of fourteen hot dip galvanizing facilities, generated revenues of $110 million, a 74% increase from the prior year’s revenues of $63.4 million. The increased revenue resulted from a 54% improvement in pricing and a 20% increase in the pounds of steel produced in fiscal 2007 as compared to fiscal 2006. Our acquisition of Witt Galvanizing, Inc. on November 1, 2006, accounted for 33% of the increase in the pounds of steel produced. The remaining 67% increase in volume resulted from improvements in all of our markets. The increase in selling price was the result of price increases implemented to offset the rising commodity cost of zinc. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	2007	2006
	(In thousands)
Segment Operating Income:
Electrical and Industrial Products	$21,301	$11,357
Galvanizing Services	31,945	12,676

Total Segment Operating Income	$53,246	$24,033

Total segment operating income (see Note 11 to Notes to Consolidated Financial Statements) increased 122% to $53.2 million in fiscal 2007 as compared to $24 million in fiscal 2006. Consolidated operating margins as a percentage of sales improved to 20% for fiscal 2007 as compared to 13% for fiscal 2006. The improvement resulted primarily from leverage obtained from increased revenues and improved pricing levels. We continue to place emphasis on systems and procedures and the sharing of best practices among our operations to further enhance operating efficiency. The Electrical and Industrial Products Segment generated 40% of the operating income for fiscal 2007, while the Galvanizing Services Segment produced the remaining 60%.

Operating income for the Electrical and Industrial Products Segment increased $9.9 million or 87% for fiscal 2007, to $21.3 million as compared to $11.4 million for fiscal 2006. Operating margins for this segment were 14% for fiscal 2007 as compared to 9% for fiscal 2006. Operating margins and profit resulted from leverage obtained through increased revenues and improved market conditions, which allowed for more aggressive pricing to recover material cost increases for copper, aluminum and steel that occurred over the past two years. We were also able to capitalize on quick turn jobs that carried increased margins during fiscal 2007. Management continues to focus on and emphasize operating efficiency improvement, cost containment, expansion of served markets, and new product opportunities to further enhance our strategic position.

Operating income for the Galvanizing Service Segment increased $19.2 million for fiscal 2007, to $31.9 million as compared to $12.7 million for the prior year. The improved operating results reflect improved market conditions, which generated higher revenues, and improved price realization required to offset the rising cost of zinc. Operating margins improved to 29% for fiscal 2007 as compared to 20% for fiscal 2006. Due to our First In First Out (FIFO) cost basis on our zinc inventory, the higher cost for zinc purchased in fiscal 2007 will not be recognized until subsequent quarters, so we do not believe the margins expressed as a percentage of sales can be maintained for fiscal 2008. If Last In First Out (LIFO) cost basis had been applied, operating profits would have been reduced by $9.2 million and operating margins would have been 21% for fiscal 2007. Operating profit and margins benefited from insurance gains in the amount of $700,000 related to Hurricanes Katrina and Rita. The carrying value of these affected assets was written off during fiscal 2006 when the damage was incurred.

General Corporate Expense

General corporate expenses were $17.1 million for fiscal 2007 and $10.2 million for fiscal 2006. As a percentage of sales, general corporate expenses were 6.6% for fiscal 2007 as compared to 5.5% in fiscal 2006.

The increased general corporate expense for fiscal 2007 resulted from increased compensation expense and employee profit sharing expense. The increased compensation expense of approximately $3.5 million as compared to the same period in fiscal 2006, related primarily to our stock appreciation rights program and the adoption of FASB Statement No. 123R. Our profit sharing program, which covers substantially all our employees, was reinstated for fiscal 2007 to enhance our ability to hire and retain qualified personnel. As a result of reinstating this program, costs increased $2.4 million for fiscal 2007 as compared to fiscal 2006.

Interest

Interest expense for fiscal 2007 was $1.5 million, a decrease of 11% as compared to $1.7 million in fiscal 2006. The decrease in interest expense resulted from significantly reduced levels of debt for the majority of fiscal 2007. Additional debt of approximately $13.4 million was added in November 1, 2006, to fund the acquisition of Witt Galvanizing, Inc. Our total outstanding bank debt was $35.2 million at the end of fiscal 2007, an increase of $20.8 million as compared to $14.4 million at the end of fiscal 2006. In addition to the acquisition of Witt Galvanizing Inc., additional borrowing was required to fund our working capital requirements due to increased business levels. As a result, our long-term debt to equity ratio was .32 to 1 for fiscal 2007 as compared to .16 to 1 for fiscal 2006.

Other (Income) Expense

For fiscal 2007 and 2006, the amounts in other (income) expense (see Note 11 of Notes to Consolidated Financial Statements) were insignificant.

Provision For Income Taxes

The provision for income taxes reflects an effective tax rate of 37% for fiscal 2007 and 35% for fiscal 2006. Benefits in our effective tax rate from the American Jobs Creation Act of 2005 were offset by the higher statutory tax rate of 35% for the current period as compared to 34% in the prior year due to increased income levels, higher state income taxes due to differences in the mix of profits generated from our operating facilities located in varying tax jurisdictions, and an allowance in fiscal 2007 for deferred compensation that we currently believe will not be deductible in future years due to the limitations on deductibility established under Section 162(m) of the Internal Revenue Code.

Year ended February 28, 2006 (2006) compared with year ended February 28, 2005 (2005)

Management believes that analyzing our revenue and operating income by segment is the most meaningful way to analyze our results of operations. Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment. The other (income) expense items included in segment operating income are generally insignificant. For a reconciliation of segment operating income to pretax income, see Note 11 to Notes to Consolidated Financial Statements.

Backlog

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

Revenues

The following table reflects the breakdown of revenue by segment:

	2006	2005
	(In thousands)
Revenue:
Electrical and Industrial Products	$123,736	$100,542
Galvanizing Services	63,448	51,886

Total Revenue	$187,184	$152,428

Our consolidated net revenues for fiscal 2006 increased by $34.8 million or 23%, as compared to fiscal 2005.

The Electrical and Industrial Products Segment recorded revenues for fiscal 2006 of $123.7 million, an increase of 23% above the fiscal 2005 results of $100.5 million. The increased revenue resulted primarily from increased demand for our products in the high voltage transmission and industrial markets, particularly the petroleum sector. The increased demand continued to be partially offset by lower demand for the power generation market. The passage of the energy legislation had a positive impact on this segment.

Our Galvanizing Services Segment generated revenues of $63.4 million, a 22% increase from the prior year’s revenues of $51.9 million. The increased revenue resulted from a 6% improvement in pricing and a 16% increase in the pounds of steel produced in fiscal 2006 as compared to fiscal 2005. The increase in volume was due to improvements in all of our markets. During the latter half of fiscal 2006, this segment benefited from increased work related to the rebuilding of the Gulf Coast area due to Hurricanes Katrina and Rita. Revenues for this segment have historically followed the condition of the general industrial economy.

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

Operating income for the Electrical and Industrial Products Segment increased $4.1 million or 56% for fiscal 2006, to $11.4 million as compared to $7.3 million for fiscal 2005. Operating margins for this segment were 9.2% for fiscal 2006 as compared to 7.2% for fiscal 2005. Operating margins were favorably impacted by improved pricing levels and leverage obtained by increased revenues. Operating efficiencies and leverage obtained from increased revenues during fiscal 2006 were partially offset by increased material costs, primarily copper, aluminum, and steel. Although price levels improved, we were unable to fully recoup these costs through price increases to our customers. We continued to align and consolidate resources to match current market conditions, while still maintaining our ability to capitalize on opportunities that arise.

Operating income for the Galvanizing Service Segment increased $3.1 million or 33% for fiscal 2006, to $12.7 million as compared to $9.6 million for the prior year. The operating income improvement was attributable to a 22% increase in revenues. Operating margins improved to 20% for fiscal 2006 as compared to 18.4% for fiscal 2005. The improvement in operating margins resulted from increased selling prices and leverage obtained through increased revenues. During fiscal 2006, this segment sustained significant damage at several operations as a result of hurricanes in the Gulf Coast area. Property damage associated with the hurricanes resulted in a reduction in carrying value of the affected assets in the amount of $507,000, which was netted against replacement cost insurance proceeds in the amount of $574,000 after deductibles. This netted a gain in the amount of $67,000, which was included in operating income for the segment. Subsequent to fiscal 2006, we received additional proceeds from our insurance provider in the amount of $385,000, which was recorded in the first quarter of fiscal 2007. We also recognized insurance settlements from business interruption insurance in the amount of $458,000 during the third and fourth quarters of fiscal 2006 to recover a portion of the fixed cost related to lost production days.

General Corporate Expense

General corporate expenses were $10.2 million for fiscal 2006 and $7.7 million for fiscal 2005. As a percentage of sales, general corporate expenses were 5.5% for fiscal 2006 as compared to 5.1% in fiscal 2005. Included in general corporate expense in fiscal 2006 is $1.8 million related to compliance requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and compensation expense related to Stock Appreciation Rights in the amount of $736,000.

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

Provision For Income Taxes

The provision for income taxes reflects an effective tax rate of 35% for fiscal 2006 and fiscal 2005. During fiscal 2006, we benefited from the American Jobs Creation Act of 2004, which allowed a deduction from income tax for qualified domestic production activities. Benefits from the new domestic manufacturing deduction were offset by higher state income taxes due to differences in the mix of profits generated from our operating facilities located in varying tax jurisdictions.

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

Our operating activities generated cash flows of approximately $6.9 million, $12.8 million, and $6.5 million during fiscal 2007, 2006, and 2005, respectively. Cash flow from operations in fiscal 2007 included net income in the amount of $21.6 million, depreciation and amortization of intangibles and interest expense related to debt issue costs in the amount of $6.8 million, and net changes in operating assets and liabilities and other increases in cash flows from operations of a negative $21.5 million. Positive cash flow was recognized due to increased accounts payables balances and other accrued liabilities in the amount of $8.7 million and $10.3 million, respectively. These positive cash flow items were offset by increased inventories of $17.4 million, accounts receivable balances of $16.1 million, net changes in billings related to costs and estimated earnings on uncompleted contracts of $6.1 million, and prepaid and other assets balances of $.4 million in fiscal 2007 as compared to fiscal 2006.

Our working capital increased by $34.4 million or 123% to $62.3 million at February 28, 2007, as compared to $27.9 million at February 28, 2006. The acquisition of Witt Galvanizing, Inc. added $6.5 million to inventories and receivables, and the escalating cost of zinc has increased our galvanizing inventory carrying value by $10.2 million. Our zinc inventories typically turnover twice yearly. The carrying value of our zinc inventory will move up and down in conjunction with the market price of zinc during the turnover period. Inventories and accounts receivable in our Electrical and Industrial Products Segment are up as well to support our improved business levels.

During fiscal 2007, capital improvements were made in the amount of $10.7 million and we acquired Witt Galvanizing, Inc. for a purchase price of approximately $13.4 million. The breakdown of capital spending by segment for fiscal 2007, 2006, and 2005 can be found in Note 11 of the Notes to Consolidated Financial Statements.

For fiscal 2007, long-term debt increased by $15.3 million. We received proceeds from the sale of or insurance settlement on property and equipment in the amount of $.7 million and proceeds from the exercise of stock options in the amount of $1.5 million. There were no cash dividends declared or paid in fiscal 2007, and no resumption of a cash dividend is currently anticipated.

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our Amended and Restated Revolving and Term Credit Agreement dated as of November 1, 2001.

The Credit Agreement provides for a $60 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2011. This is an unsecured revolving credit facility, which refinanced outstanding borrowings and is used to provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs. At February 28, 2007, we had $35.2 million borrowed against the revolving credit facility and letters of credit outstanding in the amount of $11.2 million, which left approximately $13.6 million of additional credit available under the revolving credit facility.

The Credit Agreement provides for various financial covenants consisting of a) Minimum Consolidated Net Worth—maintain on a consolidated basis net worth equal to at least the sum of $69.8 million, representing 80% of net worth at February 28, 2006 plus 75% of future net income, b) Maximum Leverage Ratio- maintain on a consolidated basis a Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.0:1.0, c) Fixed Charge Coverage Ratio- maintain on a consolidated basis a Fixed Charge Coverage Ratio of at least 1.5:1.0 and d) Capital Expenditures- not to make Capital Expenditures on a consolidated basis in an amount in excess of $14 million during any fiscal year.

The Credit Agreement provides for an applicable margin ranging from .75% to 1.25% over the Eurodollar Rate and Commitment Fees ranging from .175% to .25% depending on our Leverage Ratio. The applicable margin was .75% at February 28, 2007. The variable interest rate including the applicable margin was 6.11% as of February 28, 2007.

We utilize interest rate protection agreements (interest rate swap) to moderate the effects of increases, if any, in interest rates by swapping a variable rate to a fixed rate. Presently, we have one outstanding interest rate swap. On March 31, 2005, we entered into an interest rate protection agreement (the “2005 Swap Agreement”) which matures in March 2008, whereby we pay a fixed rate of 5.20% in exchange for a variable 30-day LIBOR rate plus .75% (6.07% at February 28, 2007). At February 28, 2007, the remaining notional amount is $6,875,000. Prior to May 2006, this swap was treated as a cash flow hedge of our variable interest rate exposure. However, when we refinanced our Credit Agreement in May 2006, we chose to cease the hedge designation for the 2005 Swap Agreement while not terminating the swap agreement. Since that time, we began recognizing changes in the fair value of this swap directly into earnings, while amortizing the pretax amount included in accumulated other comprehensive income as additional interest income. For fiscal 2007, we amortized $37,000 of interest income and recognized mark-to-market loss of $53,000 for subsequent changes in the fair value of this swap. At February 28, 2007, the fair value of the 2005 Swap Agreement was an asset of $28,000, and a gain of $29,000, net of tax, remains in accumulated other comprehensive income to be amortized as additional interest income. Given the maturity date of this interest rate swap, all amounts in accumulated other comprehensive income are expected to flow through earnings by March 31, 2008.

Our current ratio (current assets/current liabilities) was 2.25 to 1 at the end of fiscal 2007, as compared to 1.79 to 1 at the end of fiscal 2006. Shareholder equity grew 27% during fiscal 2007 to $111.1 million. Long-term debt as a percentage of shareholders’ equity ratio was .32 to 1 at the end of fiscal 2007 as compared to .16 to 1 at the end of fiscal 2006. The increase in long-term debt to shareholders’ equity ratio was the result of an increase in debt to fund our recent acquisition of Witt Galvanizing Inc. and increased working capital requirements.

We have not experienced significant impacts on our operations from increases in general inflation other than for specific commodities and employee health care costs. We have exposure to commodity price increases in both segments of our business, primarily copper, aluminum and steel in the Electrical and Industrial Products Segment, and zinc and natural gas in the Galvanizing Services Segment. We attempt to minimize these increases through protective caps purchased on zinc and escalation clauses in customer contracts for copper, aluminum and steel, when market conditions allow. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process and through increases in prices where competitively feasible.

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

Contractual Commitments

Leases

The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. As of February 28, 2007, the future minimum payments required under these operating leases are summarized in the below table. Rental expense for real estate and personal property was approximately $2,517,000, $2,211,000, and $2,071,000 for fiscal years ended 2007, 2006 and 2005, respectively, and includes all short-term as well as long-term rental agreements.

Commodity pricing

The Company manages its exposures to commodity prices through the use of the following:

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

In the Galvanizing Services Segment, the Company utilizes contracts with its zinc suppliers that include protective caps to guard against escalating commodity prices. The Company also secures firm pricing for natural gas supplies with individual utilities when possible. There are no contracted volume purchase commitments associated with our zinc or natural gas agreements. Management believes these contractual agreements ensure adequate supplies and partially offset exposure to commodity price swings.

There are no contracted purchase commitments for any other commodity items including steel, aluminum, natural gas, copper, zinc or any other commodity.

Other

At February 28, 2007, the Company had outstanding letters of credit in the amount of $11.2 million. These letters of credit are issued to a portion of the Company’s customers to cover any potential warranty costs that the customer might incur and are in lieu of performance and bid bonds. In addition, as of February 28, 2007, a warranty reserve in the amount of $1.6 million has been established to offset any future warranty claims.

The following summarizes the Company’s operating leases, and long-term debt and interest expense for the next five years.

	Operating Leases	Long-Term Debt	Interest on Long Term Debt
	(In thousands)
2008	$1,537	$—	$2,148
2009	1,131	—	2,181
2010	1,301	—	2,181
2011	1,361	—	2,181
2012	1,287	35,200	513
Thereafter	3,208	—	—

Total	$9,825	$35,200	$9,204

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances, and form the basis for our conclusions. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition, impairment of long-lived assets, identifiable intangible assets and goodwill, accounting for income taxes, and stock options and stock appreciation rights. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements.

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

Impairment of Long-Lived Assets, Identifiable Intangible Assets and Goodwill—We record impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment losses on long-lived assets are measured based on the excess of the carrying amount over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. A significant change in events, circumstances or projected cash flows could result in an impairment of long-lived assets, including identifiable intangible assets. An annual impairment test of goodwill is performed in the fourth quarter of each fiscal year. The test is calculated using the anticipated future cash flows after tax from our operating segments. Based on the present value of the future cash flow, we will determine whether impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs; and availability of experienced labor and management to implement our growth strategies.

Accounting for Income Taxes—We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in deferral and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities.

Stock Options and Stock Appreciation Rights—Our employees are periodically granted stock options or Stock Appreciation Rights by the Compensation Committee of the Board of Directors. In fiscal 2007, we adopted the provisions of SFAS No. 123R, Share-Based Payment. Under the provisions of SFAS No. 123R, the compensation cost of all employee stock-based compensation awards is measured based on the grant-date fair value of those awards and that cost is recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The valuation of stock based compensation awards is complex in that there are a number of variables included in the calculation of the value of the award:

•	Volatility of our stock price

•	Expected term of the option

•	Expected dividend yield

•	Risk-free interest rate over the expected term

•	Expected number of options that will not vest

We have elected to use a Black-Scholes pricing model in the valuation of our stock options and stock appreciation rights.

These variables are developed using a combination of our internal data with respect to stock price volatility and exercise behavior of option holders and information from outside sources. The development of each of these variables requires a significant amount of judgment. Changes in the values of the above variables will result in different option valuations and, therefore, different amounts of compensation cost.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies Statement 109, “Accounting for Income Taxes”, to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt the new requirements in our first quarter of fiscal 2008. The cumulative effects if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We continue to evaluate the impact of adopting FIN 48, but we do not expect the impact on our consolidated financial statements to be material.

In September 2006, the FASB issued Statement 157 (“SFAS 157”), Fair Value Measurements. This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. While SFAS 157 does not require any new value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS 157 will be effective at the beginning of the Company’s 2008 fiscal year. The Company is currently assessing the effect of this pronouncement, but we do not expect the impact on our consolidated financial statements to be material.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk affecting our operations results primarily from changes in interest rates and commodity prices. We have only limited involvement with derivative financial instruments and are not a party to any leveraged derivatives.

We manage our exposure to changes in interest rates through the use of variable rate debt and interest rate protection agreements. Reference the Liquidity and Capital Resources of the MD&A sections of this report for a full discussion on our 2005 Swap agreement.

In the Electrical and Industrial Products Segment, we have exposure to commodity pricing for copper, aluminum, and steel. Increases in price for these items are normally managed through escalation clauses in our customer’s contracts, although during difficult market conditions these escalation clauses may not be readily obtainable. We manage our exposures to commodity prices, primarily zinc used in its Galvanizing Services Segment, by utilizing agreements with zinc suppliers that include protective caps to guard against escalating commodity prices. We believe these agreements ensure adequate supplies and partially offset exposure to commodity price swings.

We do not believe that a hypothetical change of 10% of the interest rate currently in effect or a change of 10% of commodity prices would have a significantly adverse effect on our results of operations, financial position, or cash flows as long as we are able to pass along the increases in commodity prices to our customers. To date, we have been successful in passing along the rising cost of zinc without an adverse effect on our results of operations. However, there can be no assurance that either interest rates or commodity prices will not change in excess of the 10% hypothetical amount, which could have an adverse effect on our results of operations, financial position, and cash flows if we are unable to pass along these increases to our customers.

Item 8.	Financial Statements and Supplementary Data.

The Index to our Consolidated Financial Statements is found on page 27. Our Financial Statements and Notes to these Consolidated Financial Statements follow the index.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Information concerning a change in accountants is included in the Company’s Form 8-K filed with the Securities and Exchange Commission of August 2, 2006.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

Management’s Report on Internal Control Over Financial Reporting

See management’s report on page 28.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item with regard to executive officers is included in Part I, Item 1 of this report under the heading “Executive Officers of the Registrant.”

Information regarding directors of AZZ required by this Item is incorporated by reference to the section entitled “Election of Directors” set forth in the Proxy Statement for our 2007 Annual Meeting of Shareholders.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement for our 2007 Annual Meeting of Shareholders.

Information regarding our audit committee financial experts and code of ethics and business conduct required by this item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Proxy Statement for our 2007 Annual Meeting of Shareholders.

No director or nominee for director has any family relationship with any other director or nominee or with any executive officer of our company.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership—Fees Paid to Directors” set forth in our Proxy Statement for our 2007 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership—Security Ownership of Management” set forth in the Proxy Statement for our 2007 Annual Meeting of Shareholders.

Equity Compensation Plans

The following table provides a summary of information as of February 28, 2007, relating to our equity compensation plans in which our common stock is authorized for issuance. All shares and price data have been adjusted to reflect our two-for-one stock split, effected in the form of a share dividend on May 4, 2007.

Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders (1)	825,590	(3)	$8.92	499,984	(2)

Total	825,590		$8.92	499,984

(1)	Consists of the 2005 Long-Term Incentive Plan, 2001 Long-Term Incentive Plan, the 1998 Incentive Stock Option Plan, the 1997 Non-Statutory Stock Option Grants, and the 1991 Non Statutory Stock Option Plan. See Note 9, “Stock Options and Other Shareholder Matters” to our “Notes to Consolidated Financial Statements” for further information.
(2)	Consists of shares remaining available for future issuance under the 2005 Long-Term Incentive Plan of 265,840 shares, 2001 Long-Term Incentive Plan of 211,144 shares and the 1997 Non Statutory Stock Option Grants of 23,000 shares.
(3)	The average term of outstanding options and stock appreciation rights is 4 years.

Description of Other Plans for the Grant of Equity Compensation

The following are plans under which shares of our Common Stock have been reserved for issuance as compensation to our Independent Directors and Advisory Directors. The shares covered by those plans are not included in the table above on equity compensation plans because they do not provide for options, warrants or rights. All shares and price data have been adjusted to reflect our two-for-one stock split, effected in the form of a share dividend on May 4, 2007.

1999 Independent Director Share Ownership Plan

On January 19, 1999, the Board of Directors established the 1999 Independent Director Share Ownership Plan (as amended, the “Independent Director Plan”). Each independent Director was granted 1,000 shares of our Common Stock after each annual meeting of the shareholders, after which the director continued in office, beginning with the 1999 Annual Meeting and continuing until the 2005 Annual Meeting, at which time the number of shares granted increased to 2,000 shares. A total of 100,000 shares were covered by the Plan, of which 16,000 shares remain available under the Plan at February 28, 2007.

2000 Advisory Director Share Ownership Plan

On March 28, 2000, the Board of Directors established the 2000 Advisory Director Share Ownership Plan (the “Advisory Director Plan”). Under that Plan, Advisory Directors receive a grant of 1,000 shares of Common Stock of the Company after each annual shareholders meeting after which they continue to serve as an Advisory Director until they receive a total of 10,000 shares, including shares received while serving as an active member of the Board of Directors. A total of 20,000 shares were covered by the Plan, of which, 13,000 shares remain available under the Plan at February 28, 2007. The Board has no Advisory Directors at the present time and has no current plans to add Advisory Directors in the future.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions” and “Director Independence” set forth in the Proxy Statement for our 2007 Annual Meeting of Shareholders.

PART IV

Item 14.	Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the sections entitled “Other Business—Independent Auditor Fees” and “Other Business—Pre-approval of Non-audit Fees” set forth in our Proxy Statement for our 2007 Annual Meeting of Shareholders.

Item 15.	Exhibits and Financial Statement Schedules.

A.	Financial Statements

1.	The financial statements filed as a part of this report are listed in the “Index to Consolidated Financial Statements” on page 27.

2.	Financial Statements Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves filed as a part of this report is listed in the “Index to Consolidated Financial Statements” on page 27.

Schedules and compliance information other than those referred to above have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

B.	Exhibits Required by Item 601 of Regulation S-K

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits beginning on page 53, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated (Registrant)

Date: 5/10/2007	By:	/s/ DAVID H. DINGUS
David H. Dingus, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

/s/ DAVID H. DINGUS	/s/ DANA L. PERRY
David H. Dingus, Principal Executive Officer and Director	Dana L. Perry, Principal Financial Officer and Director

/s/ DANIEL R. FEEHAN	/s/ RICHARD BUTLER
Daniel R. Feehan, Director	Richard Butler, Vice President and Controller, Principal Accounting Officer

/s/ MARTIN C. BOWEN	/s/ R. J. SCHUMACHER
Martin C. Bowen, Director	R. J. Schumacher, Director

/s/ DANIEL E. BERCE	/s/ DR. H. KIRK DOWNEY
Daniel E. Berce, Director	Dr. H. Kirk Downey, Chairman of the Board and Director

/s/ ROBERT H. JOHNSON	/s/ KEVERN R. JOYCE
Robert H. Johnson, Director	Kevern R. Joyce, Director

/s/ SAM ROSEN	/s/ PETER A. HEGEDUS
Sam Rosen, Director	Peter A. Hegedus, Director

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, (COSO). Based on our evaluation under the framework in “COSO,” our management concluded that our internal control over financial reporting was effective as of February 28, 2007. Our management’s assessment of the effectiveness of our internal control over financial reporting as of February 28, 2007, has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report included herein. Management’s assessment of and conclusion of the effectiveness of internal control over financial reporting did not include the internal controls of Witt Galvanizing, which was acquired on November 1, 2006, and which is included in the consolidated balance sheet of AZZ incorporated as of February 28, 2007, and related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. Witt Galvanizing constituted less than 10% of revenues and net income for the year then ended. Management did not assess the effectiveness of internal controls over financial reporting of Witt Galvanizing because of the timing of the acquisition, which was completed on November 1, 2007.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

AZZ incorporated

Fort Worth, Texas

We have audited the accompanying consolidated balance sheet of AZZ incorporated as of February 28, 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended February 28, 2007 and the schedule listed in Item 15 of this Form 10-K. We have also audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that AZZ incorporated maintained effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AZZ incorporated’s management is responsible for these financial statements, financial statement schedule, and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, financial statement schedule, management’s assessment and on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and schedule. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As discussed in Note 1 to the consolidated financial statements, AZZ incorporated changed its method of accounting for share-based payment arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-based Payment, effective March 1, 2006.

In our opinion, the consolidated financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of AZZ incorporated at February 28, 2007 and the results of its operations and its cash flows for the period ended February 28, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that AZZ incorporated maintained effective internal control over financial reporting as of February 28, 2007, is fairly stated, in all material respects, based on the COSO criteria. Furthermore in our opinion, AZZ incorporated maintained, in all material respects, effective internal control over financial reporting as of February 28, 2007, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Witt Galvanizing, which was acquired on November 1, 2006, and which is included in the consolidated balance sheets of AZZ incorporated as of February 28, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. Witt Galvanizing constituted less than 10% of total assets as of February 28, 2007, and less than 10% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Witt Galvanizing because of the timing of the acquisition which was completed on November 1, 2006. Our audit of internal control over financial reporting of AZZ incorporated also did not include an evaluation of the internal control over financial reporting of Witt Galvanizing.

/s/ BDO SEIDMAN, LLP

BDO SEIDMAN, LLP

Dallas, Texas

May 10, 2007

AZZ incorporated

CONSOLIDATED STATEMENTS OF INCOME

Years ended February 28, 2007, February 28, 2006 and February 28, 2005

	2007	2006	2005
Net sales	$260,343,667	$187,184,093	$152,427,904
Costs and expenses:
Cost of sales	193,411,001	149,855,108	123,903,334
Selling, general, and administrative	31,948,452	23,898,755	19,622,388
Net (gain) loss from sale of or insurance settlement on property, plant and equipment	(586,001)	22,208	35,187
Interest expense	1,495,442	1,689,169	1,636,884
Other income	(524,973)	(312,346)	(344,045)
Other expenses	—	—	167,645

	225,743,921	175,152,894	145,021,393

Income before income taxes and accounting changes	34,599,746	12,031,199	7,406,511
Income tax expense	12,910,182	4,204,312	2,594,496

Income before cumulative effect of changes in accounting principles	$21,689,564	$7,826,887	$4,812,015
Cumulative effect of change in accounting principles (net of tax of $50,667)	85,344	—	—

Net Income	$21,604,220	$7,826,887	$4,812,015

Earnings per common share:
Basic earnings per share before effect of change in accounting	$1.87	$.70	$.44
Cumulative effect of change in accounting	$.01	—	—

Basic earnings per share after effect of change in accounting	$1.86	$.70	$.44

Diluted earnings per share before effect of change in accounting	$1.83	$.69	$.44
Cumulative effect of change in accounting	$.01	—	—

Diluted earnings per share after effect of change in accounting	$1.82	$.69	$.44

Weighted average number common shares	11,599,428	11,168,156	10,888,360
Weighted average number common shares and potentially dilutive common shares	11,838,612	11,316,084	11,033,358

See accompanying notes.

AZZ incorporated

CONSOLIDATED BALANCE SHEETS

February 28, 2007 and February 28, 2006

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,703,092	$1,258,945
Accounts receivable, net of allowance for doubtful accounts of $670,000 in 2007 and $400,000 in 2006	50,277,554	32,007,274
Inventories	45,487,266	24,137,216
Costs and estimated earnings in excess of billings on uncompleted contracts	8,286,324	2,499,200
Deferred income taxes	4,224,294	2,093,119
Prepaid expenses and other	1,988,834	1,455,217

Total current assets	111,967,364	63,450,971

Property, plant, and equipment, at cost:
Land	2,992,863	2,225,058
Buildings and structures	31,981,329	28,626,646
Machinery and equipment	43,183,977	36,723,494
Furniture, fixtures, software and computers	8,395,328	7,650,770
Automotive equipment	1,927,445	1,755,371
Construction in progress	4,790,693	1,027,768

	93,271,635	78,009,107
Less accumulated depreciation	(46,643,316)	(42,311,802)

Net property, plant, and equipment	46,628,319	35,697,305
Goodwill	40,962,104	40,962,104
Other assets	1,349,791	915,791

	$200,907,578	$141,026,171

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$25,316,165	$15,840,980
Income tax payable	688,000	862,472
Accrued salaries and wages	5,025,508	3,620,099
Other accrued liabilities	13,716,603	5,271,731
Customer advance payment	2,900,702	2,039,386
Billings in excess of costs and estimated earnings on uncompleted contracts	2,067,945	2,398,840
Long-term debt due within one year	—	5,500,000

Total current liabilities	49,714,923	35,533,508

Long-term debt due after one year	35,200,000	14,375,000

Deferred income taxes	4,844,405	3,849,022

Commitments and Contingencies

Shareholders’ equity:
Common stock, $1 par value; 25,000,000 shares authorized; 12,609,160 shares issued at February 28, 2007 and February 28, 2006	12,609,160	12,609,160
Capital in excess of par value	11,086,703	9,608,026
Retained earnings	91,861,526	70,257,305
Cumulative other comprehensive income	28,621	44,226
Less common stock held in treasury, at cost (954,996 shares in 2007 and 1,129,500 shares in 2006)	(4,437,760)	(5,250,076)

Total shareholders’ equity	111,148,250	87,268,641

	$200,907,578	$141,026,171

See accompanying notes.

AZZ incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended February 28, 2007, February 28, 2006 and February 29, 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$21,604,220	$7,826,887	$4,812,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,478,441	5,535,362	5,492,439
Amortization	181,203	184,304	160,437
Non-cash compensation expense	763,957	141,200	125,000
Non-cash interest expense	155,841	166,696	219,619
Provision for doubtful accounts	450,796	(596,205)	495,037
Deferred income tax expense (benefit)	(1,127,389)	477,126	735,869
Cumulative effect of change in accounting principle	85,344	—	—
Net (gain) loss on insurance settlement or sale of property, plant and equipment	(586,001)	22,208	35,187
Effects of changes in operating assets and liabilities:
Accounts receivable	(16,126,028)	(5,471,524)	(4,537,320)
Inventories	(17,413,761)	(4,531,439)	(1,926,861)
Prepaid expenses and other assets	(402,038)	(798,315)	(236,508)
Net change in billings related to costs and estimated earnings on uncompleted contracts	(6,118,020)	2,233,416	(2,129,803)
Accounts payable	8,686,064	3,352,880	2,502,488
Other accrued liabilities and income taxes	10,294,892	4,251,174	723,714

Net cash provided by operating activities	6,927,521	12,793,770	6,471,313

Cash flows from investing activities:
Proceeds from the sale or insurance settlement of property, plant and equipment	749,118	658,480	11,300
Acquisition of subsidiaries, net of cash acquired	(13,425,967)	—	—
Purchases of property, plant and equipment	(10,658,561)	(6,601,824)	(6,649,185)

Net cash used in investing activities	(23,335,410)	(5,943,344)	(6,637,885)

Cash flows from financing activities:
Proceeds from revolving loan	39,340,482	11,000,000	16,000,000
Payments on revolving loan	(11,640,482)	(15,000,000)	(12,000,000)
Payments on long-term debt	(12,375,000)	(5,500,000)	(5,500,000)
Proceeds from exercise of stock options	1,527,036	3,391,691	738,418

Net cash provided by (used in) financing activities	16,852,036	(6,108,309)	(761,582)

Net increase (decrease) in cash and cash equivalents	444,147	742,117	(928,154)
Cash and cash equivalents at beginning of year	1,258,945	516,828	1,444,982

Cash and cash equivalents at end of year	$1,703,092	$1,258,945	$516,828

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,310,138	$1,460,495	$1,438,402
Income taxes	$13,849,408	$2,468,057	$1,835,499

See accompanying notes.

AZZ incorporated

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended February 28, 2007, February 28, 2006 and February 29, 2005

	Common Stock		Capital in excess of par value	Retained earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balance at February 28, 2004	12,609,160	$12,609,160	$7,651,436	$57,618,403	$(324,306)	$(8,257,134)	$69,297,559
Exercise of stock options			30,253			708,165	738,418
Stock compensation			50,520			74,480	125,000
Federal income tax deducted on stock options			77,364				77,364
Comprehensive income:
Net income				4,812,015			4,812,015
Other comprehensive income, net of tax:
Unrealized gain on market value of interest rate swaps, net of $166,181 of income tax					268,821		268,821

Comprehensive income							5,080,836

Balance at February 29, 2005	12,609,160	$12,609,160	$7,809,573	$62,430,418	$(55,485)	$(7,474,489)	$75,319,177
Exercise of stock options			1,241,758			2,149,933	3,391,691
Stock compensation			66,720			74,480	141,200
Federal income tax deducted on stock options			489,975				489,975
Comprehensive income:
Net income				7,826,887			7,826,887
Other comprehensive income, net of tax:
Unrealized gain on market value of interest rate swaps, net of $56,401 of income tax					99,711		99,711

Comprehensive income							7,926,598

Balance at February 28, 2006	12,609,160	$12,609,160	$9,608,026	$70,257,305	$44,226	$(5,250,076)	$87,268,641
Exercise of stock options			523,105			737,836	1,260,941
Stock compensation			689,477			74,480	763,957
Federal income tax deducted on stock options			266,095				266,095
Comprehensive income:
Net income				21,604,221			21,604,221
Other comprehensive income, net of tax:
Unrealized gain (loss) on market value of interest rate swaps, net of ($8,403) of income tax					(15,605)		(15,605)

Comprehensive income							21,588,616

Balance at February 28, 2007	12,609,160	$12,609,160	$11,086,703	$91,861,526	$28,621	$(4,437,760)	$111,148,250

See accompanying notes.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of significant accounting policies

Organization—AZZ incorporated (the “Company”) operates primarily in the United States. Information about the Company’s operations by segment is included in Note 11 to the consolidated financial statements.

Basis of consolidation—The consolidated financial statements include the accounts of AZZ incorporated and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Capital Structure—On April 5, 2007, our Board of Directors authorized a two-for-one split of common stock, to be effected in the form of a share dividend of one share of Common Stock for every one share of Common Stock outstanding. The dividend was paid on May 4, 2007 to shareholders of record on April 20, 2007. All share and per share data provided herein give effect to this stock split, applied retroactively.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s diversity by virtue of two operating segments, the number of customers, and the absence of a concentration of trade accounts receivable in a small number of customers. The Company performs continual evaluations of the collectibility of trade accounts receivable and reserve for doubtful accounts based upon historical losses, economic conditions and customer specific events. After all collection efforts are exhausted and the account is deemed uncollectible, it is written off against the allowance for doubtful accounts. The Company’s net credit losses in 2007, 2006 and 2005 were approximately $181,000, $366,000 and $138,000, respectively. Collateral is usually not required from customers as a condition of sale.

Revenue recognition—The Company recognizes revenue for the Electrical and Industrial Products Segment upon transfer of title and risk to customer, or based upon the percentage-of-completion method of accounting for electrical products built to customer specifications under long-term contracts. Revenue for the Galvanizing Services Segment is recognized upon completion of galvanizing services or shipment of product. The extent of progress for revenue recognized using the percentage-of-completion method is measured by the ratio of contract costs incurred to date to estimated total contract costs at completion. Costs and estimated earnings in excess of related billings on uncompleted contracts are recorded as current assets and billings in excess of costs and

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimated earnings on uncompleted contracts are recorded as current liabilities. Contract costs include all direct material and labor, and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are estimable.

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

Stock-based compensation—The Company has granted stock options or stock appreciation rights for a fixed number of shares to employees and directors.

Prior to March 1, 2006, we accounted for stock options granted to our employees and directors under the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees” and

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related Interpretations, as permitted by FASB statement No. 123, “Accounting for Stock-Based Compensation.” For our stock options, no stock based compensation expense was recognized in our financial statements prior to March 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock at the date of grant. Effective March 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under this method, compensation cost recognized for fiscal 2007 includes compensation cost of $145,000 for share-based payments granted prior to, but not yet vested as of, February 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123. As of February 28, 2007, we had $6,000 of unrecognized compensation cost related to unvested options.

We also began granting stock appreciation rights, or SARs, in the first quarter of fiscal 2005 as part of our stock-based compensation plans. The SARs granted in fiscal 2005 and fiscal 2006 will be settled in cash. Prior to March 1, 2006, we accounted for these SAR grants under the recognition and measurement provisions of APB Opinion No. 25, which required expense to be recognized equal to the amount by which the quoted market value exceeded the original grant price on a mark-to-market basis. Therefore, we recognized $757,000 of compensation expense prior to February 28, 2006. On March 1, 2006, as required under the provisions of Statement 123R, those SARs granted prior to, but not yet vested as of, February 28, 2006, were recorded at their fair value estimated in accordance with Statement 123R, and a cumulative effect of change in accounting principle was recorded in the amount of $85,300, net of tax. Additional compensation expense for these SARs in the amount of $3.5 million was recorded for fiscal 2007 based on their fair value in accordance with Statement 123R.

As a result of adopting Statement No. 123R on March 1, 2006, our income before taxes and net income for fiscal 2007 is $205,000 and $129,000, respectively, lower than if we had continued to account for share-based compensation under Opinion No. 25.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123R to options and SARs granted under our stock-based compensation plans for fiscal 2006 and fiscal 2005. For the purpose of this pro forma disclosure, the value is estimated using a Black-Scholes option-pricing formula and amortized to expense over the option’s vesting periods.

	2006	2005
	(in thousands except per share)
Reported net income	$7,827	$4,812
Recognized Compensation, net of tax	570	95
Compensation expense per SFAS No.123R, net of tax	(981)	(488)

Pro forma net income for SFAS No. 123R	$7,417	$4,419

Reported earnings per common share:
Basic	$.70	$.44
Diluted	$.69	$.44

Compensation expense per SFAS No 123R:
Basic	$(.04)	$(.03)
Diluted	$(.03)	$(.04)

Pro forma earnings per common share:
Basic	$.66	$.41
Diluted	$.66	$.40

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 1, 2006, we granted 234,160 SARs to be settled in stock. The weighted average fair value of SARs granted on June 1, 2006 was determined to be $2.92 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 27.81% and expected life of 3 years. Compensation expense related to the June 1, 2006 grant was $392,000 for fiscal 2007. As of February 28, 2007, we had unrecognized cost of $291,000 related to June 1, 2006 SARs grants.

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

Warranty Reserve
(in thousands)
Balance at February 28, 2004	$879
Warranty costs incurred	(876)
Additions charged to income	$1,002

Balance at February 28, 2005	$1,005
Warranty costs incurred	(1,050)
Additions charged to income	1,147

Balance at February 28, 2006	$1,102
Warranty costs incurred	(888)
Additions charged to income	1,364

Balance at February 28, 2007	$1,578

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”: an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies Statement 109, “Accounting for Income Taxes”, to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN 48 is effective for fiscal years beginning

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

after December 15, 2006, and we will adopt the new requirements in our first quarter of fiscal 2008. The cumulative effects if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We continue to evaluate the impact of adopting FIN 48, but we do not expect the impact on our consolidated financial statements to be material.

In September 2006, the FASB issued Statement 157 (“SFAS 157”), Fair Value Measurements. This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. While SFAS 157 does not require any new value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS 157 will be effective at the beginning of the Company’s 2008 fiscal year. The Company is currently assessing the effect of this pronouncement, but we do not expect the impact on our consolidated financial statements to be material.

2.	Inventories

Inventories consist of the following:

	2007	2006
	(In thousands)
Raw materials	$31,724	$14,796
Work-in-process	11,458	7,844
Finished goods	2,305	1,497

	$45,487	$24,137

3.	Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	2007	2006
	(In thousands)
Costs incurred on uncompleted contracts	$27,593	$12,361
Estimated earnings	12,498	5,158

	40,091	17,519
Less billings to date	33,872	17,419

	$6,219	$100

The amounts noted above are included in the accompanying consolidated balance sheet under the following captions:

	2007	2006
	(In thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$8,286	$2,499
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,067)	(2,399)

	$6,219	$100

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Other accrued liabilities

Other accrued liabilities consist of the following:

	2007	2006
	(In thousands)
Accrued warranty	$1,578	$1,102
Group medical insurance	780	475
Profit sharing	3,105	—
Compensation expense related to stock appreciation rights	4,418	757
Other	3,836	2,938

	$13,717	$5,272

5.	Employee benefit plans

The Company has a trustee profit sharing plan and 401(k) plan covering substantially all of its employees. Under the provisions of the plan, the Company contributes amounts as authorized by the Board of Directors. Total contributions to the profit sharing plan, which included the Company’s 401(k) matching, were $3,832,000 for 2007, $528,000 for 2006, and $488,000 for 2005.

6.	Income taxes

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability are as follows:

	2007	2006
	(In thousands)
Deferred income tax liabilities:
Depreciation methods and property basis differences	(1,744)	(1,616)
Other assets	(3,100)	(2,233)

Total deferred income tax liabilities	(4,844)	(3,849)

Deferred income tax assets:
Employee related items	2,245	624
Inventories	226	226
Accrued warranty	592	402
Accounts receivable	251	146
Other	910	695

Total deferred income tax assets	4,224	2,093

Net deferred income tax liabilities	$(620)	$(1,756)

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes, including tax effect of change in accounting principle, consists of:

	2007	2006	2005
	(In thousands)
Federal:
Current	$12,914	$3,467	$1,713
Deferred	(1,440)	484	692
State:
Current	1,451	260	146
Deferred	(65)	(7)	43

	$12,860	$4,204	$2,594

A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows:

	2007	2006	2005
Statutory federal income tax rate	35.0%	34.0%	34.0%
Expenses not deductible for tax purposes	.3	.6	1.0
State income taxes, net of federal income tax benefit	2.5	1.8	2.5
Benefit of section 199, manufacturing deduction	(1.1)	(.8)	—
Other	.6	(.6)	(2.5)

Effective income tax rate	37.3%	35.0%	35.0%

7.	Intangible assets and goodwill

Goodwill and intangible assets with indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite lives continue to be amortized over their useful lives.

The Company completed its annual impairment analysis of goodwill and determined that there was no impairment of goodwill as of December 31, 2006, 2005, and 2004.

In addition to other miscellaneous assets, the Company classifies its intangible assets other than goodwill in other assets on the consolidated balance sheet.

Intangible assets consisted of the following:

	2007	2006
	(In thousands)
Customer related intangibles	$765	$0
Non-compete agreements	1,183	1,183

	1,948	1,183
Less accumulated amortization	761	580

	$1,187	$603

Accumulated amortization related to customer related intangibles and non-compete agreements were $30,000 and $731,000, respectively, at February 28, 2007 and $0 and $580,000, respectively, at February 28, 2006.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer related intangibles were acquired as part of the purchase of Witt Galvanizing, Incorporated on November 1, 2006.

The Company recorded amortization expenses for Fiscal 2007 in the amount of $181,000. The following table projects the estimated amortization expense for the five succeeding fiscal years and thereafter.

(In thousands)
2008	$200
2009	200
2010	151
2011	98
2012	98
Thereafter	440

Total	$1,187

8.	Earnings per share

Basic earning per share is based on the weighted average number of shares outstanding during each year. Diluted earnings per share were similarly computed but have been adjusted for the dilutive effect of the weighted average number of stock options and stock appreciation rights outstanding. The shares and earnings per share have been adjusted to reflect our two-for-one stock split, effected in the form of a share dividend on May 4, 2007.

The following table sets forth the computation of basic and diluted earnings per share:

	2007	2006	2005
	(In thousands, except share and per share amounts)
Numerator:
Income before cumulative effect of changes in accounting principles	$21,689	$7,827	$4,812

Cumulative effect of accounting change	(85)	—	—

Net income for basic and diluted earnings per common share	$21,604	$7,827	$4,812

Denominator:
Denominator for basic earnings per common share—weighted-average shares	11,599,428	11,168,156	10,888,360

Effect of dilutive securities:
Stock options	239,184	147,928	144,998

Denominator for diluted earnings per common share—adjusted weighted-average shares	11,838,612	11,316,084	11,033,358

Earnings per share basic and diluted:
Before cumulative effect of change in accounting principles
Basic earnings per common share	$1.87	$.70	$.44

Diluted earnings per common share	$1.83	$.69	$.44

After cumulative effect of change in accounting principles
Basic earnings per common share	$1.86	$.70	$.44

Diluted earnings per common share	$1.82	$.69	$.44

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. At the end of fiscal years 2007, 2006 and 2005, there were none, 588,456, and 843,820 stock options, respectively, outstanding with exercise prices greater than the average market price of common shares.

9.	Stock options and other shareholder matters

During fiscal 2006, the Company adopted the AZZ incorporated 2005 Long-Term Incentive Plan (“2005 Plan”). The purpose of the 2005 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees and directors restricted stock, performance awards, stock appreciation rights and options to purchase common stock of the Company. The maximum number of shares that may be issued under the 2005 Plan is 500,000 shares. At February 28, 2007, 234,160 Stock Appreciations Rights were outstanding under the 2005 Plan with an exercise price of $11.55. These rights vest from immediately to three years depending on if the employee or director meets requirements for retirement per Company policy. The weighted average fair value of SARs granted on June 1, 2006 was determined to be $2.915 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 27.81% and expected life of 3 years. Compensation expense related to the June 1, 2006 grant was $392,000 for fiscal 2007. As of February 28, 2007, we had unrecognized cost of $291,000 related to June 1, 2006 SARs grants.

During fiscal 2002, the Company adopted the AZZ incorporated 2001 Long-Term Incentive Plan (“2001 Plan”). The purpose of the 2001 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors restricted stock and options to purchase common stock of the Company. The maximum number of shares that may be issued under the 2001 Plan is 1.5 million shares. In conjunction with the adoption of the 2001 Plan, all options still available for issuance under pre-existing option plans were terminated. At February 28, 2007, 530,430 options were outstanding under the 2001 Plan of which 464,615 were vested and exercisable at prices ranging from $4.215 to $12.125 per share. Options under the 2001 Plan vest from immediately upon issuance to ratably over a period of three to five years and expire at various dates through March 2013. There were no new options or Stock Appreciation Rights granted under the 2001 plan during fiscal 2007.

In addition to the 2001 Plan, the Company has options that were issued but not exercised under the 1991 Non-Statutory Stock Option Plan, (the “1991 NSO Plan”) and the 1997 Non-Statutory Stock Option Grants, (the “1997 Grants”). The period during which options could be issued under the 1991 NSO Plan expired prior to the adoption of the 2001 Plan but some options previously granted under the 1991 NSO Plan remain exercisable. At February 28, 2007, 61,000 options were outstanding under these plans and grants all of which were vested and exercisable at prices ranging from $5.5625 to $13.44 per share. Options under these plans and grants expire at various dates through November 2007.

During fiscal 2007, 2006 and 2005, the Company granted its directors and advisory directors 16,000 shares of the Company’s common stock for each of the fiscal years. Stock compensation expense was recognized with regard to these grants in the amount of $227,000 for fiscal 2007, $141,000 for fiscal 2006, and $125,000 for fiscal 2005.

On April 7, 2005, the Company implemented Stock Appreciation Rights Plans for its key employees and directors. The purpose of the Plans are to enable the Company to attract and retain qualified key employees and directors by offering to them the opportunity to share in increases in the value of the Company to which they contribute. The Company made grants under this plan in fiscal 2005 and fiscal 2006. The grants outstanding were 197,520 for fiscal 2005 and 230,380 for fiscal 2006. The grants for fiscal 2005 are fully vested and the fiscal 2006 rights which have not previously accelerated due to events such as death or disability will vest on

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2008. The value of each vested right will be paid in cash and such value, for rights vesting on the Company’s earnings release date for the fiscal year ended February 28, 2007 and February 28, 2008, shall be equal to the excess, if any, (i) of the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the public release of financial results for the period ended February 28, 2007 and February 28, 2008, over (ii) the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the Company’s year end earnings release date, which was $7.725 per share for the fiscal 2005 grants and $7.98 for the fiscal 2006 grants. To determine the cash payment, the excess in the average stock price will be multiplied by the number of Stock Appreciation Rights granted to each participant. The value of rights vesting before the normal vesting date will be measured by reference to the price of the Common Stock during a period at or near the accelerated vesting date. The Company has recognized $4.4 million for compensation expense related to the Stock Appreciation Rights Plans using fair value in accordance with 123R.

A summary of the Company’s stock option and equity settled Stock Appreciation Rights activity and related information is as follows:

	2007		2006		2005
	Options/ SAR’s	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	754,776	$7.90	1,368,178	$7.77	1,572,492	$7.65
Granted	234,160	11.55	—	—	—	—
Exercised	(158,504)	7.96	(461,858)	7.35	(152,130)	4.86
Forfeited	(4,842)	8.80	(151,544)	8.34	(52,184)	9.87

Outstanding at end of year	825,590	$8.92	754,776	$7.90	1,368,178	$7.77

Exercisable at end of year	620,834	$8.78	588,270	$8.57	1,055,756	$8.14

Weighted average fair value for the fiscal year indicated of options and SARs granted during such year		$2.915		N/A		N/A

The aggregate intrinsic value of the equity settled Stock Appreciation Rights and stock options for the outstanding shares/ stock appreciation rights and exercisable shares/ stock appreciation rights at February 28, 2007 were $9.4 million and $7.1 million, respectively.

The following table summarizes additional information about stock options and stock appreciation rights outstanding at February 28, 2007.

Range of Exercise Prices	Total Shares/SAR’s	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares/SAR’s Currently Exercisable	Weighted Average Exercise Price
$4.215 – $ 6.55	260,418	5.0	$4.97	194,602	$5.03
$ 7.70 – $ 9.90	170,012	4.1	$8.33	170,012	$8.33
$11.55 – $12.125	395,160	3.3	$11.78	256,220	$11.91

$4.125 – $12.125	825,590	4.0	$8.92	620,834	$8.78

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of February 28, 2007, the Company has approximately 1,325,574 and 11,065,266 shares, respectively reserved for future issuance under the stock option plans and the shareholder rights plan.

10.	Long-term debt

Long-term debt consists of the following:

	2007	2006
	(In thousands)
Term note payable to bank, paid on May 25, 2006	$0	$12,375
Revolving line of credit with bank, due May 25, 2011	35,200	7,500

	35,200	19,875
Less amount due within one year	—	5,500

	$35,200	$14,375

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our Amended and Restated Revolving and Term Credit Agreement dated as of November 1, 2001.

The Credit Agreement provides for a $60 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2011. This is an unsecured revolving credit facility, which refinanced outstanding borrowings and is used to provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs. At February 28, 2007, we had $35.2 million borrowed against the revolving credit facility and letters of credit outstanding in the amount of $11.2 million, which left approximately $13.6 million of additional credit available under the revolving credit facility.

The Credit Agreement provides for various financial covenants consisting of a) Minimum Consolidated Net Worth—maintain on a consolidated basis net worth equal to at least the sum of $69.8 million, representing 80% of net worth at February 28, 2006, plus 75% of future net income, b) Maximum Leverage Ratio- maintain on a consolidated basis a Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.0:1.0, c) Fixed Charge Coverage Ratio- maintain on a consolidated basis a Fixed Charge Coverage Ratio of at least 1.5:1.0 and d) Capital Expenditures- not to make Capital Expenditures on a consolidated basis in an amount in excess of $14 million during any fiscal year.

The Credit Agreement provides for an applicable margin ranging from .75% to 1.25% over the Eurodollar Rate and Commitment Fees ranging from .175% to .25% depending on our Leverage Ratio. The applicable margin was .75% at February 28, 2007. The variable interest rate including the applicable margin was 6.11% as of February, 2007.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of long-term debt are as follows (in thousands):

2008	$0
2009	—
2010	—
2011	—
2012	35,200

$35,200

We utilize interest rate protection agreements to moderate the effects of increases, if any, in interest rates by swapping interest obligations on long-term debt from a variable rate to a fixed rate. Presently, we have one outstanding interest rate swap. On March 31, 2005, we entered into an interest rate protection agreement (the “2005 Swap Agreement”) which matures in March 2008, whereby we pay a fixed rate of 5.20% in exchange for a variable 30-day LIBOR rate plus .75% (6.07% at February 28, 2007). At February 28, 2007, the remaining notional amount is $6,875,000. Prior to May 2006, this swap was treated as a cash flow hedge of our variable interest rate exposure. However, when we refinanced our Credit Agreement in May 2006, we chose to cease the hedge designation for the 2005 Swap Agreement while not terminating the swap agreement. Since that time, we began recognizing changes in the fair value of this swap directly into earnings, while amortizing the pretax amount included in accumulated other comprehensive income as additional interest income. For fiscal 2007, we amortized $37,000 of interest income and recognized mark-to-market loss of $53,000 for subsequent changes in the fair value of this swap. At February 28, 2007, the fair value of the 2005 Swap Agreement was an asset of $28,000, and a gain of $29,000, net of tax, remains in accumulated other comprehensive income to be amortized as additional interest income. Given the maturity date of this interest rate swap, all amounts in accumulated other comprehensive income are expected to flow through earnings by March 31, 2008.

11.	Operating segments

The Company has two reportable segments as defined by the FASB No. 131, Disclosures about Segments of an Enterprise and Related Information: (1) Electrical and Industrial Products and (2) Galvanizing Services. The Electrical and Industrial Products Segment provides highly engineered specialty components to the power generation transmission and distribution market, as well as products to the industrial market. The Galvanizing Services Segment provides hot dip galvanizing services to the steel fabrication industry through facilities located throughout the south, midwest and southwest. Hot dip galvanizing is a metallurgical process by which molten zinc is applied to a customer’s material. The zinc bonding renders a corrosive resistant coating enhancing the life of the material for up to fifty years.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding operations and assets by segment is as follows:

	2007	2006	2005
	(In thousands)
Net sales:
Electrical and Industrial Products	$150,250	$123,736	$100,542
Galvanizing Services	110,094	63,448	51,886

	$260,344	$187,184	$152,428

Segment Operating income (a):
Electrical and Industrial Products	$21,301	$11,357	$7,282
Galvanizing Services	31,945	12,676	9,556

Total Segment Operating Income	53,246	24,033	16,838
General corporate expenses (b)	17,074	10,218	7,718
Interest expense	1,496	1,689	1,637
Other (income) expense, net (c)	76	95	76

	18,646	12,002	9,431

Income before income taxes and accounting changes	$34,600	$12,031	$7,407

Depreciation and amortization:
Electrical and Industrial Products	$1,826	$1,734	$1,860
Galvanizing Services	4,001	3,295	3,423
Corporate	988	857	589

	$6,815	$5,886	$5,872

Expenditures for acquisitions, net of cash, and property, plant and equipment:
Electrical and Industrial Products	$5,425	$1,395	$803
Galvanizing Services	17,990	2,581	3,588
Corporate	669	2,626	2,258

	$24,084	$6,602	$6,649

Total assets:
Electrical and Industrial Products	$112,822	$84,266	$79,424
Galvanizing Services	81,076	50,160	45,042
Corporate	7,010	6,600	4,169

	$200,908	$141,026	$128,635

Goodwill:
Electrical and Industrial Products	$30,997	$30,997	$30,997
Galvanizing Services	9,965	9,965	9,965

	$40,962	$40,962	$40,962

(a)	Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other income and expense items that are specifically identifiable to a segment.
(b)	General Corporate Expense consists of selling, general and administrative expenses that are not specifically identifiable to a segment.
(c)	Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expenses not specifically identifiable to a segment.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Commitments and contingencies

Leases

The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. As of February 28, 2007, the future minimum payments required under these operating leases are summarized in the below table. Rental expense for real estate and personal property was approximately $2,517,000, $2,211,000, and $2,071,000 for fiscal years ended 2007, 2006 and 2005, respectively, and includes all short-term as well as long-term rental agreements.

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

In the Galvanizing Services Segment, the Company utilizes contracts with its zinc suppliers that include protective caps to guard against rising commodity prices. The Company also secures firm pricing for natural gas supplies with individual utilities when possible. There are no contracted volume purchase commitments associated with the zinc or natural gas agreements. Management believes these contractual agreements partially offset exposure to commodity price swings.

There are no contracted purchase commitments for any other commodity items including steel, aluminum, natural gas, copper, zinc or any other commodity.

Other

At February 28, 2007, the Company had outstanding letters of credit in the amount of $11.2 million. These letters of credit are issued to a portion of the Company’s customers to cover any potential warranty costs that the customer might incur and in lieu of performance and bid bonds. In addition, as of February 28, 2007, a warranty reserve in the amount of $1.6 million has been established to offset any future warranty claims.

The following summarizes the Company’s operating leases, and long-term debt and interest expense for the next five years.

	Operating Leases	Long-Term Debt	Interest on Long Term Debt
	(In thousands)
2008	$1,537	$—	$2,148
2009	1,131	—	2,181
2010	1,301	—	2,181
2011	1,361	—	2,181
2012	1,287	35,200	513
Thereafter	3,208	—	—

Total	$9,825	$35,200	$9,204

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Quarterly financial information, unaudited (in thousands, except per share amounts)

	Quarter ended
	May 31, 2006	August 31, 2006	November 30, 2006	February 28, 2007
2007
Net sales	$52,453	$62,882	$65,361	$79,648
Gross profit	13,745	17,031	17,115	19,042
Net income	4,126	5,279	5,245	6,954
Basic earnings per common share	.36	.46	.45	.60
Diluted earnings per common share	.35	.45	.44	.58

	Quarter ended
	May 31, 2005	August 31, 2005	November 30, 2005	February 28, 2006
2006
Net sales	$44,739	$47,847	$44,323	$50,275
Gross profit	9,006	8,153	8,847	11,323
Net income	2,132	1,368	1,734	2,593
Basic earnings per common share	.19	.12	.15	.23
Diluted earnings per common share	.19	.12	.15	.23

14.	Acquisitions

On October 31, 2006, AZZ incorporated (the “Company”), Arbor-Crowley, Inc., a wholly-owned subsidiary of the Company (“Subsidiary”), Witt Industries, Inc. (“Witt”) and Marcy R. Wydman (“Wydman”), as the sole shareholder of Witt, entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which Subsidiary purchased all, or substantially all of the assets of Witt relating to Witt’s galvanizing division (the “Asset Purchase”). The purchase price of the transaction was $13,400,000 in cash. The Company used its existing bank line of credit to finance this transaction. The purchased assets included three galvanizing plants, one plant located in Ohio and two plants located in Indiana. Witt’s operating results are included in the financial statements from November 1, 2006. The estimated fair values of the assets acquired and liabilities assumed include $6.6 million of currents assets, consisting of inventory, and accounts receivable, $6.1 million of property, plant and equipment, $.9 million in identified intangible and other assets, and assumed liabilities of $.2 million. The identified intangible assets consist of customer related intangibles with a weighted average useful life of 8.7 years. Pro forma results of operations assuming the acquisition occurred on March 1, 2006 are not presented as they are not significantly different than the Company’s historical results of operations.

In connection with the real property located in Muncie, Indiana, the Company, Subsidiary, Witt Galvanizing-Muncie, Inc. and Wydman entered into an Environmental Remediation and Assumption of Liability Agreement pursuant to which Wydman assumed certain potential environmental liabilities with respect to the Site and agreed to perform voluntary remediation of pre-existing pollution conditions at the Site.

Schedule II

AZZ incorporated

Valuation and Qualifying Accounts and Reserves

(in thousands)

	Year Ended
	February 28, 2007	February 28, 2006 (a)	February 29, 2005 (a)
Allowance for Doubtful Accounts
Balance at Beginning of year	$400	$1,362	$1,005
Additions charged or credited to income	451	(596)	495
Balances written off, net of recoveries	(181)	(366)	(138)

Balance at end of year	$670	$400	$1,362

(a)	In fiscal 2005 and 2006, a reserve in the amount of $888,000 was created for a preferential payment claim from the Enron Bankruptcy. This amount was included in the total reserve of $1,362,000 at the end of fiscal 2006. In fiscal 2007, the claim was settled for $300,000 and the reserve was adjusted.

Index to Exhibits as Required By Item 601 of Regulation S-K.

3(1)	—	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3(2)	—	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3(3)	—	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3(4)	—	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3(5)	—	Bylaws of AZZ incorporated as restated through September 24, 2003 (incorporated by reference to the Exhibit 3(5) to the Quarterly Report Form 10-Q filed by the Registrant for the quarter ended August 31, 2003).

4	—	Form of Stock Certificate for the Company’s $1.00 par value Common Stock (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

10(1)*	—	1991 Incentive Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10h of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1991).

10(2)*	—	1991 Nonstatutory Stock Option Plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10i of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1991).

10(3)*	—	1998 Incentive Stock Option plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10k of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10(4)*	—	1998 Nonstatutory Stock Option plan of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10l of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10(5)*	—	1997 Nonstatutory Stock Option Grants of Aztec Manufacturing Co. (incorporated by reference to Exhibit 10m of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1998).

10(6)*	—	Aztec Manufacturing Co. Employee Plan and Trust as amended and restated as of December 1, 1999 (incorporated by reference to Exhibit 4 of the Form S-8 Registration Statement Number 333-92377 filed on December 8, 1999).

10(7)*	—	1999 Independent Director Share Ownership Plan as Approved on January 19, 1999 and As Amended on September 22, 1999 (incorporated by reference to Exhibit 10(22) of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2001).

10(8)*	—	2000 Advisory Director Share Ownership Plan as Approved on March 28, 2000 (incorporated by reference to Exhibit 10(23) of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2001).

10(9)*	—	AZZ incorporated 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Proxy Statement for the 2001 Annual Shareholders Meeting).

10(10)*	—	Amendment adopted on February 29, 2000 to the 1999 Independent Director Share Ownership Plan (incorporated by reference to Exhibit 10(12) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(11)*	—	Employment Agreement between Registrant and David H. Dingus effective March 1, 2001 (incorporated by reference to Exhibit 10(13) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(12)*	—	First amendment dated May 13, 2002, to Employment Agreement between Registrant and David H. Dingus effective March 1, 2001 (incorporated by reference to Exhibit 10(14) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(13)*	—	Employment Agreement between Registrant and Dana L. Perry effective March 1, 2001 (incorporated by reference to Exhibit 10(15) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(14)*	—	First amendment dated May 13, 2002, to Employment Agreement between Registrant and Dana L. Perry effective March 1, 2001 (incorporated by reference to Exhibit 10(16) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(15)*	—	Change in Control Agreement between Registrant and all Class A Employees effective March 1, 2001 (incorporated by reference to Exhibit 10(17) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(16)*	—	Change in Control Agreement between Registrant and all Class B Employees effective March 1, 2001 (incorporated by reference to Exhibit 10(18) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(17)*	—	Change in Control Agreement between Registrant and all Class C Employees effective March 1, 2001 (incorporated by reference to Exhibit 10(19) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(18)*	—	AZZ incorporated 2005 Management Incentive Bonus Plan (incorporated by reference to Exhibit 10(20) to the Annual Report on Form 10-K filed by registrant for the fiscal year ended February 28, 2002).

10(19)*	—	2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated (incorporated by reference to Exhibit 10(27) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(20)*	—	Form of Non-Qualified Stock Option Agreement for Use under the 2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated (incorporated by reference to Exhibit 10(28) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(21)*	—	Resolutions Approving Amendments to the AZZ incorporated Employee Benefit Plan and Trust (incorporated by reference to Exhibit 10(29) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(22)*	—	Resolutions approving amendments to the AZZ incorporated Employee Benefit Plan and Trust (incorporated by reference to Exhibit 10(30) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended November 30, 2003).

10(23)*	—	Resolutions establishing an Administrative Committee and a Policy Committee of the AZZ incorporated Employee Benefit Plan and Trust (incorporated by reference to Exhibit 10(31) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended November 30, 2003).

10(24)*	—	Second Amendment, dated May 15, 2003, to Employment Agreement between Registrant and David H. Dingus effective March 1, 2001 (incorporated by reference to Exhibit 10 (33) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(25)*	—	Second Amendment, dated May 15, 2003, to Employment Agreement between Registrant and Dana L. Perry effective March 1, 2001 (incorporated by reference to Exhibit 10 (34) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(26)*	—	2001 Incentive Stock Option Agreement between Registrant and David H. Dingus effective July 10, 2001 (incorporated by reference to Exhibit 10 (35) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(27)*	—	2001 Incentive Stock Option Agreement between Registrant and Dana L. Perry effective July 10, 2001 (incorporated by reference to Exhibit 10 (36) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(28)*	—	2001 Incentive Stock Option Agreement between Registrant and Fred L. Wright, Jr. effective July 10, 2001 (incorporated by reference to Exhibit 10 (37) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(29)*	—	2001 Incentive Stock Option Agreement between Registrant and John V. Petro effective July 10, 2001 (incorporated by reference to Exhibit 10 (38) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(30)*	—	2001 Incentive Stock Option Agreement between Registrant and Clement Watson effective July 10, 2001 (incorporated by reference to Exhibit 10 (39) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(31)*	—	2002 Incentive Stock Option Agreement between Registrant and David H. Dingus effective March 1, 2002(incorporated by reference to Exhibit 10 (40) to the Annual Report on
Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(32)*	—	2002 Incentive Stock Option Agreement between Registrant and Dana L. Perry effective March 1, 2002 (incorporated by reference to Exhibit 10 (41) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(33)*	—	2002 Incentive Stock Option Agreement between Registrant and Fred L. Wright, Jr. effective March 27, 2002 (incorporated by reference to Exhibit 10 (42) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(34)*	—	2002 Incentive Stock Option Agreement between Registrant and John V. Petro effective March 27, 2002 (incorporated by reference to Exhibit 10 (43) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(35)*	—	2002 Incentive Stock Option Agreement between Registrant and Clement Watson effective March 27, 2002 (incorporated by reference to Exhibit 10 (44) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(36)*	—	2003 Incentive Stock Option Agreement between Registrant and David H. Dingus effective March 1, 2003 (incorporated by reference to Exhibit 10 (45) to the Annual Report on
Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(37)*	—	2003 Incentive Stock Option Agreement between Registrant and Dana L. Perry effective March 1, 2003 (incorporated by reference to Exhibit 10 (46) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(38)*	—	2003 Incentive Stock Option Agreement between Registrant and Fred L. Wright, Jr. effective April 2, 2003 (incorporated by reference to Exhibit 10 (47) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(39)*	—	2003 Incentive Stock Option Agreement between Registrant and John V. Petro effective April 2, 2003 (incorporated by reference to Exhibit 10 (48) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(40)*	—	2003 Incentive Stock Option Agreement between Registrant and Clement Watson effective April 2, 2003 (incorporated by reference to Exhibit 10 (49) to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2003).

10(41)*	—	AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Directors (incorporated by reference to Exhibit 10 (53) to the quarterly report Form 10-Q filed by the Registrant for the quarter ended August 31, 2004).

10(42)*	—	AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Key Employees (incorporated by reference to Exhibit 10 (54) to the quarterly report Form 10-Q filed by the Registrant for the quarter ended August 31, 2004).

10(43)*	—	Form of 2006 Stock Appreciation Rights Plan for Key Employees (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Registrant on May 24, 2005).

10(44)*	—	Form of 2006 Stock Appreciation Rights Plan for Directors (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Registrant on May 24, 2005).

10(45)*	—	AZZ incorporated 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Registrant on July 14, 2005).

10(46)*	—	AZZ incorporated 2005 Independent Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Registrant on July 14, 2005).

10(47)*	—	Form of Performance Award Agreement under AZZ incorporated 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 of the Form S-8 filed by the Registrant on January 17, 2006).

10(48)*	—	Form of Stock Appreciation Right Award Agreement under AZZ incorporated 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 of the Form S-8 filed by the Registrant on January 17, 2006).

10(49)*	—	Form of Incentive Stock Option Award Agreement under AZZ incorporated 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 of the Form S-8 filed by the Registrant on January 17, 2006).

10(50)*	—	Form of Nonqualified Stock Option Award Agreement under AZZ incorporated 2005 Long—Term Incentive Plan (incorporated by reference to Exhibit 4.7 of the Form S-8 filed by the Registrant on January 17, 2006).

10(51)*	—	Form of Stock Unit Award Agreement under AZZ incorporated 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 of the Form S-8 filed by the Registrant on January 17, 2006).

10(52)	—	Second Amended and Restated Credit Agreement with Bank of America, N.A., dated May 25, 2006 (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the Registrant on May 26, 2006).

10(53)	—	First Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated February 28, 2007 (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the Registrant on March 1, 2007).

11	—	Computation of Per Share Earnings (see Note 8 to the Consolidated Financial Statements). Filed Herewith.

14	—	Code of Ethics. The Company’s Code of Business Conduct and Ethics may be accessed via the Company’s Website at www.azz.com.

21	—	Subsidiaries of Registrant. Filed Herewith.

23	—	Consent of BDO Seidman. Filed Herewith.

31.1	—	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2007. Filed Herewith.

31.2	—	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2007. Filed Herewith.

32.1	—	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2007. Filed Herewith.

32.2	—	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2007. Filed Herewith.

*	Management Contract or Compensatory Plan.