Form 10-K/A
period 2007-02-28
AZZ INC
filed 2007-07-10
CIK 8947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of AZZ incorporated (the “Company”) for the fiscal year ended February 28, 2007 is being filed solely to include the report and consent of the Company’s previous independent registered public accounting firm Ernst & Young LLP, which audited the financial statements of the Company for the Company’s fiscal year ended February 28, 2006 and February 28, 2005. The report and consent were inadvertently omitted from the Company’s Form 10-K filed on May 14, 2007 with the Securities and Exchange Commission.

Except as described above, no other changes have been made to the original Form 10-K, and this Form 10-K/A does not amend, update, or change the financial statements or any other items or disclosures in the original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on May 14, 2007. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

PART II

Item 8.	Financial Statements and Supplementary Data.

The Index to our Consolidated Financial Statements is found on page 4. Our Financial Statements and Notes to these Consolidated Financial Statements follow the index.

Item 15.	Exhibits and Financial Statement Schedules.

A.	Financial Statements

1.	The financial statements filed as a part of this report are listed in the “Index to Consolidated Financial Statements” on page 4.

2.	Financial Statements Schedules

Schedule II – Valuation and Qualifying Accounts and Reserves filed as a part of this report is listed in the “Index to Consolidated Financial Statements” on page 4.

Schedules and compliance information other than those referred to above have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

B.	Exhibits Required by Item 601 of Regulation S-K

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits beginning on page 31, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 7/9/2007	By:	/s/ Dana L. Perry
Dana L. Perry, Principal Financial Officer and Director

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control- Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, (COSO). Based on our evaluation under the framework in “COSO,” our management concluded that our internal control over financial reporting was effective as of February 28, 2007. Our management’s assessment of the effectiveness of our internal control over financial reporting as of February 28, 2007, has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report included herein. Management’s assessment of and conclusion of the effectiveness of internal control over financial reporting did not include the internal controls of Witt Galvanizing, which was acquired on November 1, 2006, and which is included in the consolidated balance sheet of AZZ incorporated as of February 28, 2007, and related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. Witt Galvanizing constituted less than 10% of revenues and net income for the year then ended. Management did not assess the effectiveness of internal controls over financial reporting of Witt Galvanizing because of the timing of the acquisition, which was completed on November 1, 2007.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

AZZ incorporated

Fort Worth, Texas

We have audited the accompanying consolidated balance sheet of AZZ incorporated as of February 28, 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended February 28, 2007 and the schedule listed in Item 15 of this Form 10-K. We have also audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that AZZ incorporated maintained effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AZZ incorporated’s management is responsible for these financial statements, financial statement schedule, and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, financial statement schedule, management’s assessment and on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

July 9, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

AZZ incorporated

We have audited the accompanying consolidated balance sheet of AZZ incorporated as of February 28, 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended February 28, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15A.2 for each of the two years in the period ended February 28, 2006. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AZZ incorporated at February 28, 2006 and the consolidated results of its operations and its cash flows for each of the two years in the period ended February 28, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule for each of the two years ended February 28, 2006, referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

See accompanying notes.

AZZ incorporated

CONSOLIDATED BALANCE SHEETS

February 28, 2007 and February 28, 2006

	2007	2006
Assets

Current assets:
Cash and cash equivalents	$1,703,092	$1,258,945
Accounts receivable, net of allowance for doubtful accounts of $670,000 in 2007 and $400,000 in 2006	50,277,554	32,007,274
Inventories	45,487,266	24,137,216
Costs and estimated earnings in excess of billings on uncompleted contracts	8,286,324	2,499,200
Deferred income taxes	4,224,294	2,093,119
Prepaid expenses and other	1,988,834	1,455,217

Total current assets	111,967,364	63,450,971

Property, plant, and equipment, at cost:
Land	2,992,863	2,225,058
Buildings and structures	31,981,329	28,626,646
Machinery and equipment	43,183,977	36,723,494
Furniture, fixtures, software and computers	8,395,328	7,650,770
Automotive equipment	1,927,445	1,755,371
Construction in progress	4,790,693	1,027,768

	93,271,635	78,009,107
Less accumulated depreciation	(46,643,316)	(42,311,802)

Net property, plant, and equipment	46,628,319	35,697,305

Goodwill	40,962,104	40,962,104
Other assets	1,349,791	915,791

	$200,907,578	$141,026,171

AZZ incorporated

CONSOLIDATED BALANCE SHEETS (Continued)

February 28, 2007 and February 28, 2006

	2007	2006
Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$25,316,165	$15,840,980
Income tax payable	688,000	862,472
Accrued salaries and wages	5,025,508	3,620,099
Other accrued liabilities	13,716,603	5,271,731
Customer advance payment	2,900,702	2,039,386
Billings in excess of costs and estimated earnings on uncompleted contracts	2,067,945	2,398,840
Long-term debt due within one year	—	5,500,000

Total current liabilities	49,714,923	35,533,508

Long-term debt due after one year	35,200,000	14,375,000

Deferred income taxes	4,844,405	3,849,022

Commitments and Contingencies

Shareholders’ equity:
Common stock, $1 par value; 25,000,000 shares authorized; 12,609,160 shares issued at February 28, 2007 and February 28, 2006	12,609,160	12,609,160
Capital in excess of par value	11,086,703	9,608,026
Retained earnings	91,861,526	70,257,305
Cumulative other comprehensive income	28,621	44,226
Less common stock held in treasury, at cost (954,996 shares in 2007 and 1,129,500 shares in 2006)	(4,437,760)	(5,250,076)

Total shareholders’ equity	111,148,250	87,268,641

	$200,907,578	$141,026,171

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

AZZ incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

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

See accompanying notes.

AZZ incorporated

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended February 28, 2007, February 28, 2006 and February 28, 2005

	Common Stock		Capital in		Cumulative Other
	Shares	Amount	excess of par value	Retained earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at February 29, 2004	12,609,160	$12,609,160	$7,651,436	$57,618,403	$(324,306)	$(8,257,134)	$69,297,559
Exercise of stock options			30,253			708,165	738,418
Stock compensation			50,520			74,480	125,000
Federal income tax deducted on stock options			77,364				77,364
Comprehensive income:
Net income				4,812,015			4,812,015
Other comprehensive income, net of tax:
Unrealized gain on market value of interest rate swaps, net of $166,181 of income tax					268,821		268,821

Comprehensive income							5,080,836

Balance at February 28, 2005	12,609,160	$12,609,160	$7,809,573	$62,430,418	$(55,485)	$(7,474,489)	$75,319,177
Exercise of stock options			1,241,758			2,149,933	3,391,691
Stock compensation			66,720			74,480	141,200
Federal income tax deducted on stock options			489,975				489,975
Comprehensive income:
Net income				7,826,887			7,826,887
Other comprehensive income, net of tax:
Unrealized gain on market value of interest rate swaps, net of $56,401 of income tax					99,711		99,711

Comprehensive income							7,926,598

Balance at February 28, 2006	12,609,160	$12,609,160	$9,608,026	$70,257,305	$44,226	$(5,250,076)	$87,268,641
Exercise of stock options			523,105			737,836	1,260,941
Stock compensation			689,477			74,480	763,957
Federal income tax deducted on stock options			266,095				266,095
Other comprehensive income, net of tax:
Net income				21,604,221			21,604,221
Other comprehensive income, net of tax:
Unrealized gain (loss) on market value of interest rate swaps, net of ($8,403) of income tax					(15,605)		(15,605)

Comprehensive income							21,588,616

Balance at February 28, 2007	12,609,160	$12,609,160	$11,086,703	$91,861,526	$28,621	$(4,437,760)	$111,148,250

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

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In September 2006, the FASB issued Statement 157 (“SFAS 157”), Fair Value Measurements. This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. While SFAS 157 does not require any new value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS 157 will be effective at the beginning of the Company’s 2008 fiscal year. The Company is currently assessing the effect of this pronouncement, but we do not expect the impact on our consolidated financial statements to me material.

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

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	2007	2006	2005
	(In thousands, except share and per share amounts)
Numerator:
Income before cumulative effect of changes in accounting principles	$21,689	$7,827	$4,812

Cumulative effect of accounting change	(85)	—	—

Net income for basic and diluted earnings per common share	$21,604	$7,827	$4,812

Denominator:
Denominator for basic earnings per common share - weighted-average shares	11,599,428	11,168,156	10,888,360
Effect of dilutive securities:
Stock options	239,184	147,928	144,998

Denominator for diluted earnings per common share - adjusted weighted- average shares	11,838,612	11,316,084	11,033,358

Earnings per share basic and diluted:
Before cumulative effect of change in accounting principles
Basic earnings per common share	$1.87	$.70	$.44

Diluted earnings per common share	$1.83	$.69	$.44

After cumulative effect of change in accounting principles
Basic earnings per common share	$1.86	$.70	$.44

Diluted earnings per common share	$1.82	$.69	$.44

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

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On April 7, 2005, the Company implemented Stock Appreciation Rights Plans for its key employees and directors. The purpose of the Plans are to enable the Company to attract and retain qualified key employees and directors by offering to them the opportunity to share in increases in the value of the Company to which they contribute. The Company made grants under this plan in fiscal 2005 and fiscal 2006. The grants outstanding were 197,520 for fiscal 2005 and 230,380 for fiscal 2006. The grants for fiscal 2005 are fully vested and the fiscal 2006 rights which have not previously accelerated due to events such as death or disability will vest on February 28, 2008. The value of each vested right will be paid in cash and such value, for rights vesting on the Company’s earnings release date for the fiscal year ended February 28, 2007 and February 28, 2008, shall be equal to the excess, if any, (i) of the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the public release of financial results for the period ended February 28, 2007 and February 28, 2008, over (ii) the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the Company’s year end earnings release date, which was $7.725 per share for the fiscal 2005 grants and $7.98 for the fiscal 2006 grants. To determine the cash payment, the excess in the average stock price will be multiplied by the number of Stock Appreciation Rights granted to each participant. The value of rights vesting before the normal vesting date will be measured by reference to the price of the Common Stock during a period at or near the accelerated vesting date. The Company has recognized $4.4 million for compensation expense related to the Stock Appreciation Rights Plans using fair value in accordance with 123R.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes additional information about stock options and stock appreciation rights outstanding at February 28, 2007.

Range of Exercise Prices	Total Shares/ SAR’s	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares / SAR’s Currently Exercisable	Weighted Average Exercise Price
$ 4.215 - $ 6.55	260,418	5.0	$4.97	194,602	$5.03
$ 7.70 - $ 9.90	170,012	4.1	$8.33	170,012	$8.33
$ 11.55 - $ 12.125	395,160	3.3	$11.78	256,220	$11.91

$ 4.125 - 12.125	825,590	4.0	$8.92	620,834	$8.78

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective January 7, 1999, the Board of Directors approved a stock rights plan, which authorized and declared a dividend distribution of one right for each share of common stock outstanding at the close of business on February 4, 1999. The rights are exercisable at an initial exercise price of $30, subject to certain adjustments as defined in the agreement, if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer that would result in ownership of 15% or more of the common stock. Alternatively, the rights may be redeemed at one cent per right at any time until ten business days following the first public announcement of the acquisition of beneficial ownership of 15% of the Company’s common stock. The rights expire on January 7, 2009.

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

Schedule II

AZZ incorporated

Valuation and Qualifying Accounts and Reserves

(in thousands)

	Year Ended
	February 28, 2007	February 28, 2006 (a)	February 29, 2005 (a)
Allowance for Doubtful Accounts
Balance at Beginning of year	$400	$1,362	$1,005
Additions charged or credited to income	451	(596)	495
Balances written off, net of recoveries	(181)	(366)	(138)

Balance at end of year	$670	$400	$1,362

(a)	In fiscal 2005 and 2006, a reserve in the amount of $888,000 was created for a preferential payment claim from the Enron Bankruptcy. This amount was included in the total reserve of $1,362,000 at the end of fiscal 2006. In fiscal 2007, the claim was settled for $300,000 and the reserve was adjusted.

EXHIBIT INDEX

Exhibit No.
23.1	Consent of BDO Seidman. Filed Herewith.

23.2	Consent of Ernst & Young LLP. Filed Herewith.

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 9, 2007. Filed Herewith.

31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 9, 2007. Filed Herewith.

32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 9, 2007. Filed Herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 9, 2007. Filed Herewith.