Form 10-Q
period 2007-05-31
AZZ INC
filed 2007-07-10
CIK 8947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

Large accelerated filer  ☐                Accelerated filer  ☑                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1.00 Par Value	Outstanding at May 31, 2007 11,983,138
Class	Number of Shares

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements.

AZZ incorporated

CONSOLIDATED BALANCE SHEETS

	05/31/07	02/28/07
	(UNAUDITED)
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$4,076,625	$1,703,092
ACCOUNTS RECEIVABLE (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS)	42,643,538	50,277,554
INVENTORIES
RAW MATERIAL	31,375,402	31,723,816
WORK-IN-PROCESS	12,594,808	11,457,856
FINISHED GOODS	2,556,979	2,305,594
COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS	10,898,093	8,286,324
DEFERRED INCOME TAXES	4,031,283	4,224,294
PREPAID EXPENSES AND OTHER	1,708,237	1,988,834

TOTAL CURRENT ASSETS	109,884,965	111,967,364
PROPERTY, PLANT AND EQUIPMENT, NET	47,412,337	46,628,319
GOODWILL	40,962,104	40,962,104
OTHER ASSETS	1,327,795	1,349,791

	$199,587,201	$200,907,578

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$18,890,694	$25,316,165
INCOME TAX PAYABLE	1,026,864	688,000
ACCRUED SALARIES AND WAGES	3,271,662	5,025,508
OTHER ACCRUED LIABILITIES	16,028,865	13,716,603
CUSTOMER ADVANCE PAYMENT	5,091,635	2,900,702
BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	2,534,649	2,067,945

TOTAL CURRENT LIABILITIES	46,844,369	49,714,923
LONG-TERM DEBT DUE AFTER ONE YEAR	27,700,000	35,200,000
DEFERRED INCOME TAXES	4,475,452	4,844,405
SHAREHOLDERS’ EQUITY:
COMMON STOCK, $1 PAR VALUE
SHARES AUTHORIZED-25,000,000
SHARES ISSUED 12,609,160	12,609,160	12,609,160
CAPITAL IN EXCESS OF PAR VALUE	14,770,409	11,086,703
CUMULATIVE OTHER COMPREHENSIVE INCOME	21,466	28,621
RETAINED EARNINGS	96,007,981	91,861,526
LESS COMMON STOCK HELD IN TREASURY, AT COST (626,022 SHARES AT MAY 31, 2007 AND 954,996 SHARES AT FEBRUARY 28, 2007)	(2,841,636)	(4,437,760)

TOTAL SHAREHOLDERS’ EQUITY	120,567,380	111,148,250

	$199,587,201	$200,907,578

See Accompanying Notes to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements.

AZZ incorporated

CONSOLIDATED INCOME STATEMENTS

	THREE MONTHS ENDED
	5/31/07	5/31/06
	(UNAUDITED)	(UNAUDITED)
NET SALES	$75,377,033	$52,453,095
COSTS AND EXPENSES
COST OF SALES	56,208,362	38,707,784
SELLING, GENERAL AND ADMINISTRATIVE	12,004,319	7,277,868
INTEREST EXPENSE	535,124	387,720
NET (GAIN) LOSS ON SALE OR INSURANCE SETTLEMENT OF PROPERTY, PLANT AND EQUIPMENT	3,363	(443,303)
OTHER (INCOME)	(194,773)	(188,743)
OTHER EXPENSE		—

	68,556,395	45,741,326

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	6,820,638	6,711,769
INCOME TAX EXPENSE	2,674,183	2,500,300

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	4,146,455	4,211,469
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX)	—	85,344

NET INCOME	$4,146,455	$4,126,125

EARNINGS PER COMMON SHARE
BASIC EARNINGS PER SHARE-BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.35	$0.37
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	0.01

BASIC EARNINGS PER SHARE-AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.35	$0.36

DILUTED EARNINGS PER SHARE-BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.34	$0.36
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	0.01

DILUTED EARNINGS PER SHARE-AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.34	$0.35

See Accompanying Notes to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements.

AZZ incorporated

CONSOLIDATED STATEMENTS OF CASH FLOW

	THREE MONTHS ENDED
	5/31/07	5/31/06
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$4,146,455	$4,126,125
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR DOUBTFUL ACCOUNTS	(48,671)	84,414
AMORTIZATION AND DEPRECIATION	1,946,882	1,520,489
DEFERRED INCOME TAX BENEFIT	(172,089)	(195,014)
NET (GAIN) LOSS ON SALE OR INSURANCE SETTLEMENT OF PROPERTY, PLANT & EQUIPMENT	3,363	(443,303)
NON-CASH INTEREST EXPENSE	3,395	145,656
NON-CASH COMPENSATION EXPENSE	389,723	—
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES	—	(85,344)
EFFECTS OF CHANGES IN ASSETS & LIABILITIES:
ACCOUNTS RECEIVABLE	7,682,689	(2,986,753)
INVENTORIES	(1,039,924)	(4,935,409)
PREPAID EXPENSES AND OTHER	280,597	278,970
OTHER ASSETS	(42,402)	57,468
NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	2,145,064	1,406,983
ACCOUNTS PAYABLE	(6,425,471)	2,601,574
OTHER ACCRUED LIABILITIES AND INCOME TAXES	3,088,211	2,441,175

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,667,694	4,017,031
CASH FLOWS USED FOR INVESTING ACTIVITIES:
PROCEEDS FROM SALE OR INSURANCE SETTLEMENT OF PROPERTY, PLANT, AND EQUIPMENT	90,453	443,303
PURCHASE OF PROPERTY, PLANT AND EQUIPMENT	(2,774,722)	(2,016,925)

NET CASH USED IN INVESTING ACTIVITIES	(2,684,269)	(1,573,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	2,980,648	557,384
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	1,909,460	61,591
PROCEEDS FROM REVOLVING LOAN	—	12,640,482
PAYMENTS ON REVOLVING LOAN	(7,500,000)	(2,000,000)
PAYMENTS ON LONG TERM DEBT	—	(12,375,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,609,892)	(1,115,543)

NET INCREASE IN CASH & CASH EQUIVALENTS	2,373,533	1,327,866
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,703,092	1,258,945

CASH & CASH EQUIVALENTS AT END OF PERIOD	$4,076,625	$2,586,811

SUPPLEMENTAL DISCLOSURES
CASH PAID FOR INTEREST	$654,455	$434,635

CASH PAID FOR INCOME TAXES	$686,058	$771,308

See Accompanying Notes to Consolidated Financial Statements

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

1.	These interim unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission “SEC”. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2007 included in the Company’s Annual Report on Form 10-K covering such period. For purposes of the report, “AZZ”, the “Company”, “we”, “our”, “us” or similar reference means AZZ incorporated and our consolidated subsidiaries.

Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year that ended February 28, 2007 is referred to as fiscal 2007.

2.	In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of May 31, 2007, and the results of its operations for the three-month periods ended May 31, 2007 and 2006, and cash flows for the three-month periods ended May 31, 2007 and 2006.

3	Earnings per share.

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards. The shares and earnings per share have been adjusted to reflect our two-for-one stock split, effected in the form of a share dividend on May 4, 2007.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended May 31,
	2007	2006
	(Unaudited)
	(In thousands except share and per share data)
Numerator:
Income before cumulative effect of changes in accounting principles	$4,146	$4,211
Cumulative effect of accounting change	—	(85)

Net income for basic and diluted earnings per common share	$4,146	$4,126

Denominator:
Denominator for basic earnings per common share – weighted average shares	11,785,073	11,528,922
Effect of dilutive securities:
Employee and Director stock options	239,693	144,792

Denominator for diluted earnings per common share	12,024,766	11,673,714

Earnings per share basic and diluted:
Before cumulative effect of change in accounting principles
Basic earnings per common share	$.35	$.37
Diluted earnings per common share	$.34	$.36
After cumulative effect of change in accounting principles
Basic earnings per common share	$.35	$.36
Diluted earnings per common share	$.34	$.35

4.	Comprehensive Income.

Total comprehensive income for the quarter ended May 31, 2007 was $4,139,300, consisting of net income of $4,146,455 and net changes in accumulated other comprehensive income of ($7,155). Changes in other comprehensive income result from changes in fair value of the Company’s cash flow hedges and recognition of deferred hedge gains.

Total comprehensive income for the quarter ended May 31, 2006 was $4,135,985, consisting of net income of $4,126,125 and net changes in accumulated other comprehensive income of $5,860.

5.	Stock-based Compensation.

On April 7, 2005, the Company implemented Stock Appreciation Rights Plans for its key employees and directors. The purpose of the Plans is to enable the Company to attract and retain qualified key employees and directors by offering to them the opportunity to share in increases in the value of the Company to which they contribute. The Company made grants under this plan in fiscal 2005 and fiscal 2006. The grants outstanding were 197,520 for fiscal 2005 and 230,380 for fiscal 2006. The grants for fiscal 2005 are fully vested and the fiscal 2006 rights which have not previously accelerated due to events such as death or disability will vest on February 29, 2008. The value of each vested right will be paid in cash for rights vesting on the Company’s earnings release date for the fiscal year ended February 28, 2007 and February 29, 2008, shall be equal to the excess, if any, (i) of the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the public release of financial results for the period ended February 28, 2007 and February 29, 2008, over (ii) the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the Company’s year end earnings release date, which was $7.725 per share for the fiscal 2005 grants and $7.98 for the fiscal 2006 grants. To determine the cash payment, the excess in the average stock price will be multiplied by the number of Stock Appreciation Rights granted to each participant. The value of rights vesting before the normal vesting date will be measured by reference to the price of the Common Stock during a period at or near the accelerated vesting date. The Company had recognized $4.4 million for compensation expense related to the Stock Appreciation Rights Plans prior to February 28, 2007. Additional compensation expense related to these Stock Appreciation Rights Plans in the amount of $4.4 million was recognized during the quarter ending May 31, 2007 in accordance with FAS 123R.

During fiscal 2006, the Company adopted the AZZ incorporated 2005 Long-Term Incentive Plan (“2005 Plan”). The purpose of the 2005 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees and directors restricted stock, performance awards, stock appreciation rights and options to purchase common stock of the Company. The maximum number of shares that may be issued under the 2005 Plan is 500,000 shares. On June 1, 2006, 234,160 Stock Appreciations Rights were issued under the 2005 Plan with an exercise price of $11.55. These awards qualify for equity treatment. These stock appreciation rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met. The weighted average fair value of SARs granted on June 1, 2006 was determined to be $2.915 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 27.81% and expected life of 3 years. Compensation expense related to the June 1, 2006 grant was $392,000 for fiscal 2007. Additional compensation in the amount of $38,000 was recognized during the quarter ending May 31, 2007. As of May 31, 2007, we had unrecognized cost of $253,000 related to the June 1, 2006 SAR grants.

On March 1, 2007, 147,740 Stock Appreciation Rights were issued under the 2005 Plan with an exercise price of $19.88. These stock appreciation rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met. The weighted average fair value of SARs granted on March 1, 2007 was determined to be $5.535 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 29.52% and expected life of 3 years. Compensation expense in the amount of $345,000 was recognized during the quarter ending May 31, 2007. We had unrecognized cost of $472,243 related to the March 1, 2007 SAR grants.

During the quarter ended May 31, 2007, 288,074 of stock options under the 2001 Long Term Incentive Plan and 40,000 of stock options under the 1997 Non-Statutory Stock Option grants were exercised with proceeds of $3 million. These options were satisfied with Treasury shares. Federal income tax deduction was taken on these stock options in the amount of $1.9 million.

6.	Segments.

We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 28, 2007. Information regarding operations and assets by segment is as follows:

	Three Months Ended May 31,
	2007	2006
	(unaudited)
	(In thousands)
Net Sales:
Electrical and Industrial Products	$40,873	$31,506
Galvanizing Services	34,504	20,947

	$75,377	$52,453
Segment Operating Income (a):
Electrical and Industrial Products	$6,344	$4,080
Galvanizing Services	8,611	6,505

Total Segment Operating Income	$14,955	$10,585
General Corporate Expense (b)	$7,592	$3,469
Interest Expense	535	388
Other (Income) Expense, Net (c)	7	16

	$8,134	$3,873

Income Before Taxes and Accounting Changes	$6,821	$6,712

Total Assets:
Electrical and Industrial Products	$111,173	$87,565
Galvanizing Services	79,186	54,556
Corporate	9,228	8,109

	$199,587	$150,230

(a)	Segment operating income consists of net sales, less cost of sales, specifically identifiable selling, general and administrative expenses, and other income and expense items that are specifically identifiable to a segment.

(b)	General Corporate Expense consists of selling, general and administrative expenses that are not specifically identifiable to a segment.

(c)	Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expenses not specifically identifiable to a segment.

7.	Warranty reserves

A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within accrued liabilities on the consolidated balance sheet. Management periodically reviews the reserves and makes adjustments accordingly. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following table shows changes in the warranty reserves since the end of fiscal 2006:

Warranty Reserve
(Unaudited)
($ In thousands)
Balance at February 28, 2006	$1,102
Warranty costs incurred	(888)
Additions charged to income	1,364

Balance at February 28, 2007	$1,578
Warranty costs incurred	(247)
Additions charged to income	398

Balance at May 31, 2007	$1,729

8.	Income Taxes

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies Statement 109, “Accounting for Income Taxes”, to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. We adopted FIN 48 as of March 1, 2007. Adoption on March 1, 2007 did not have a material effect on the Company.

9.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement 157 (“SFAS 157”), Fair Value Measurements. This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. While SFAS 157 does not require any new value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS 157 will be effective at the beginning of the Company’s 2009 fiscal year. The Company is currently assessing the effect of this pronouncement, but we do not expect the impact on our consolidated financial statements to be material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “intend,” “should,” “may,” “believe,” and terms with similar meanings. Although we believe that the current views and expectations reflected in those forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under our control. Those risks, uncertainties, and other factors could cause the actual results to differ materially from those in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to: the level of customer demand for and response to products and services offered by the Company, including demand by the power generation markets, electrical transmission and distribution markets, the general industrial market, and the hot dip galvanizing markets; raw material and utility costs, including cost of zinc and natural gas which are used in the hot dip galvanizing process; changes in economic conditions of the various markets we serve, both foreign and domestic; customer requested delays of shipments; acquisition opportunities, adequacy of financing and availability of experienced management employees to implement our growth strategy. We expressly disclaim any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in our views or expectations. We can give no assurances that such forward-looking statements will prove to be correct.

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2007 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

We have two operating segments as defined in our Annual Report on Form 10-K for the year-ended February 28, 2007. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue by segment and segment operating income to evaluate our segments. Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment. The other (income) expense items included in segment operating income are generally insignificant. For a reconciliation of segment operating income to pretax income, see Note 6 to our quarterly consolidated financial statements included in this report.

Revenues

Our backlog was $144.8 million as of May 31, 2007, as compared to $120.7 million at February 28, 2007. As of May 31, 2007, backlog had improved 57% from the $92.1 million reported as of May 31, 2006. All of our backlog data relates to our Electrical and Industrial Products Segment. Our book-to-ship ratio was 1.32 to 1 for the first quarter ended May 31, 2007, as compared to 1.35 to 1 for the same period in the prior year. Incoming orders increased 41% over the same period a year ago. The increase in incoming orders during the first quarter of fiscal 2008 over the same quarter in fiscal 2007 was due to increased domestic and international orders for our high voltage equipment and increased order activity from the utility power generation, and distribution markets. Orders included in the backlog are represented by contracts and purchase orders that we believe to be firm. The following table reflects our bookings and shipments on a quarterly basis for the three-month period ending May 31, 2007, as compared to the same period in the prior fiscal year.

Backlog Table

	Period Ending		Period Ending
Backlog	2/28/07	$120,666	2/28/06	$73,765
Bookings		99,483		70,782
Shipments		75,377		52,453
Backlog	5/31/07	$144,772	5/31/06	$92,094
Book to Ship Ratio		1.32		1.35

The following table reflects the breakdown of revenue by segment:

	Three Months Ended
	5/31/2007	5/31/2006
	(In thousands)
Revenue:
Electrical and Industrial Products	$40,873	$31,506
Galvanizing Services	34,504	20,947

Total Revenue	$75,377	$52,453

For the three-month period ended May 31, 2007, consolidated net revenues were $75.4 million, a 44% increase as compared to the same period in fiscal 2007. For the quarter ended May 31, 2007, the Electrical and Industrial Products Segment contributed 54% of the Company’s revenues, and the Galvanizing Services Segment accounted for the remaining 46% of the combined revenues. The Electrical and Industrial Products Segment contributed 60% of the Company’s revenues, and the Galvanizing Services Segment accounted for the remaining 40% of the combined revenues for the three month period ended May 31, 2006.

Revenues for the Electrical and Industrial Products Segment increased $9.4 million or 30% for the three-month period ended May 31, 2007, as compared to the same period in fiscal 2007. The increased revenues were generated from continued strong market demand, primarily from the high voltage transmission and petroleum markets, and improved market conditions from the power generation market. Continued improvements in industrial capital spending and a continuation of the 80% industrial utilization levels as reported by the Federal Reserve should sustain current operating levels from the industrial market.

Revenues in the Galvanizing Services Segment increased $13.6 million or 65% for the three-month period ended May 31, 2007, as compared to the same period in fiscal 2007. Revenues for the first quarter was favorably impacted by pricing actions required to offset escalating zinc cost and increased production levels. Of the 65% increase in revenues, 28% was attributable to volume and 37% attributable to price. Our acquisition of Witt Galvanizing, Inc. on November 1, 2006, accounted for 69% of the increase in the volume of steel galvanized. The remaining 31% increase in volume resulted from increased demand in all of our markets. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended
	5/31/2007	5/31/2006
	(In thousands)
Segment Operating Income:
Electrical and Industrial Products	$6,344	$4,080
Galvanizing Services	8,611	6,505

Total Operating Income	$14,955	$10,585

Our total operating income increased 41% for the three-month period ended May 31, 2007, to $15 million as compared to $10.6 million for the same period in fiscal 2007.

Segment operating income in the Electrical and Industrial Products Segment increased 55% for the three-month period ended May 31, 2007, to $6.3 million as compared to $4.1 million for the same period in fiscal 2007. Operating margins were 15.5% as compared to 13% for the same period in fiscal 2007. Increased operating profit and margins resulted from leverage obtained through increased revenues and improved market conditions, which have allowed for more aggressive pricing to recover material cost increases that have occurred over the past two years. We continued to benefit from quick-turn jobs that carried higher margins for the first quarter of fiscal 2008. Management continues to focus and emphasize operating efficiency improvement, cost containment, expansion of served markets, and new product opportunities to further enhance our strategic position.

In the Galvanizing Services Segment, operating income increased 32% for the three-month period ended May 31, 2007, to $8.6 million as compared to $6.5 million for the same period in fiscal 2007. Operating margins decreased to 25% for the three-month period ended May 31, 2007 as compared to 31% for the same period in fiscal 2007. The increased operating income during the first quarter ended May 31, 2007 as compared to the same period last year resulted from higher volumes and good price realization required to offset the increasing cost of zinc. While zinc costs have been less volatile over the first quarter of fiscal 2008, any increased volatility in future zinc prices could have an adverse effect on earnings. Operating margins were lower for the first quarter as compared to the prior year due to higher zinc cost. Also, during the first quarter of last year ended on May 31, 2006, we recorded income from the insurance proceeds for damage from Hurricane Katrina in the amount of $400,000 that did not reoccur in the current year.

General Corporate Expenses

General corporate expenses, (see Note 6 to consolidated financial statements) not specifically identifiable to a segment, for the three-month period ended May 31, 2007, were $7.6 million compared to $3.5 million for the same period in fiscal 2007. As a percentage of sales, General Corporate expenses were 10.1% for the three-month period ended May 31, 2007, as compared to 6.6% for the same period in fiscal 2007. General Corporate expenses were higher due to increased compensation expenses related to our cash based stock appreciation rights due to stock appreciation during the first quarter of fiscal 2008 as compared to the same quarter in the prior year. Compensation expense related to these cash based Stock Appreciation Rights Plans was recognized in the amount of $4.4 million during the quarter ending May 31, 2007.

Other (Income) Expense

For the three-month period ending May 31, 2007, the amounts in other (income) expense not specifically identifiable with a segment (see Note 6 to consolidated financial statements) were insignificant.

Interest

Net interest expense for the three-month periods ended May 31, 2007 increased 38% in fiscal 2007 to $535,000. Interest expense increased due to higher levels of debt and increased variable interest rates for the compared periods. As of May 31, 2007, we had outstanding bank debt of $27.7 million, an increase of $9.6 million, as compared to $18.1 million at the end of the same period in fiscal 2007. The increase in debt resulted from the acquisition of Witt Galvanizing Inc. in the third quarter of fiscal 2007 and increased working capital requirements to support current business levels. Our long-term debt to equity ratio was .23 to 1 at May 31, 2007, as compared to .20 to 1 for the same period in fiscal 2007.

Income Taxes

The provision for income taxes reflects an effective tax rate of 39% for the three-month period ended May 31, 2007, as compared to an effective tax rate of 37% for the same period in fiscal 2007. The income tax rate increased for the first quarter of fiscal 2008 due to lower utilization of the IRS credit related to the American Jobs Creation Act of 2005 due to the timing differences of current tax deductions.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our liquidity and capital needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, capital improvements, debt repayment, and acquisitions. We believe that working capital, borrowing capabilities, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, reduction of debt and possible future acquisitions.

Net cash provided by operations was $7.7 million for the three-month period ended May 31, 2007, as compared to $4 million for the same period in the prior fiscal year. Net cash provided by operations for the quarter ended May 31, 2007 was generated from $4.1 million in net income, $1.9 million in depreciation and amortization of intangibles, and net changes in operating assets and liabilities and other adjustments to reconcile net income to net cash of $1.7 million. Positive cash flow was recognized due to decreased accounts receivable balances and prepaid balances in the amount of $7.7 million and $.3 million, respectively, and increased accrued liabilities in the amount of $3.1 million. These positive cash flow items were offset by increases in inventories and revenues in excess of billings in the amount of $1 million, and $2.1 million, respectively; as well as from decreased accounts payable balances in the amount of $6.4 million. Working capital increased to $63 million as of May 31, 2007, as compared to $62.3 million at February 28, 2007.

For the three-month period ended May 31, 2007, cash flow from operations was used to make capital improvements of $2.8 million and to reduce debt by $7.5 million. We received proceeds from the sale of property and equipment in the amount of $.1 million and proceeds from the exercise of stock options in the amount of $4.9 million.

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our Amended and Restated Revolving and Term Credit Agreement dated as of November 2001.

The Credit Agreement provides for a $60 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2011. This is an unsecured revolving credit facility to be used to provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs. At May 31, 2007, we had $27.7 million borrowed against the revolving credit facility and letters of credit outstanding in the amount of $11.9 million, which left approximately $20.4 million of additional credit available under the revolving credit facility.

On February 28, 2007, we amended the credit agreement to increase the maximum capital expenditures. The amended Credit Agreement provides for various financial covenants consisting of a) Minimum Consolidated Net Worth – maintain on a consolidated basis net worth equal to at least the sum of $69.8 million, representing 80% of net worth at February 28, 2007, plus 75% of future net income, b) Maximum Leverage Ratio – maintain on a consolidated basis a Leverage Ratio not to exceed 3.0:1.0, c) Fixed Charge Coverage Ratio – maintain on a consolidated basis a Fixed Charge Coverage Ratio of at least 1.5:1.0 and d) Capital Expenditures – not to make Capital Expenditures on a consolidated basis in an amount in excess of $14 million during any fiscal year.

The Credit Agreement provides for an applicable margin ranging from .75% to 1.25% over the Eurodollar Rate and Commitment Fees ranging from .175% to .25% depending on our Leverage Ratio (as defined). The applicable margin was .75% at May 31, 2007. The variable interest rate including the applicable margin was 6.11% as of May 31, 2007.

We utilize interest rate protection agreements (interest rate swaps) to moderate the effects of increases, if any, in interest rates by modifying the characteristics of interest obligations on long-term debt from a variable rate to a fixed rate. Presently, we have one outstanding interest rate swap. On March 31, 2006, we entered into an interest rate protection agreement (the “2006 Swap Agreement”) which matures in March 2008, whereby we pay a fixed rate of 5.20% in exchange for a variable 30-day LIBOR rate plus .75% (6.07% at May 31, 2007). At May 31, 2007, the remaining notional amount is $5,500,000. Prior to May 2007, this swap was treated as a cash flow hedge of our variable interest rate exposure. However, we refinanced our credit agreement in May 2007 and chose to cease the hedge designation for the 2006 Swap Agreement while not terminating the swap agreement. Since that time, we began recognizing changes in fair value of this hedge directly into earnings, while amortizing the pretax amount included in accumulated other comprehensive income as additional interest expense. For the three-months ended May 31, 2007, we amortized $11,000 of interest income and recognized mark-to-market loss of $7,000 for subsequent changes in the fair value of this swap. At May 31, 2007, the fair value of the 2006 Swap Agreement was an asset of $21,000. Given the maturity date of this interest rate swap, all amounts related to accumulated other comprehensive income are expected to flow through earnings by the end of March 31, 2008.

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

CONTRACTUAL COMMITMENTS

Leases

We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of May 31, 2007 are summarized in the table below.

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

In the Galvanizing Services Segment, the Company utilizes contracts with its zinc suppliers that include protective caps to guard against escalating zinc prices. The Company also secures firm pricing for natural gas supplies with individual utilities when possible. There are no contracted volume purchase commitments associated with our zinc or natural gas agreements. Management believes these contractual agreements ensure adequate supplies and partially offset exposure to commodity price swings.

There are no contracted purchase commitments for any other commodity items including steel, aluminum, natural gas, copper, zinc or any other commodity.

Other

At May 31, 2007, we had outstanding letters of credit in the amount of $11.9 million. These letters of credit are issued in lieu of performance and bid bonds, and to a portion of our customers to cover any potential warranty costs that the customer might incur. In addition, as of May 31, 2007, a warranty reserve in the amount of $1.7 million has been established to offset any future warranty claims.

The following summarizes our operating leases, and long-term debt and interest expense for the next five years.

	Operating Leases	Long-Term Debt	Interest on Long Term Debt
	(In thousands)
2008	$1,079	$0	$1,266
2009	1,131	0	1,716
2010	1,301	0	1,716
2011	1,361	0	1,716
2012	1,287	27,700	404
Thereafter	3,208	0	0

Total	$9,367	$27,700	$6,818

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

Accruals for Contingent Liabilities – The amounts we record for estimated claims, such as self insurance programs, warranty, environmental, and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience, as well as other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than what we estimate.

Revenue Recognition – Revenue is recognized for the Electrical and Industrial Products Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting for electrical products built to customer specifications under long term contracts. We recognize revenue for the Galvanizing Services Segment upon completion of the galvanizing process performed on the customers’ material or shipment of this material. Revenue for the Galvanizing Service Segment is typically recognized at completion of the service unless we specifically agree with the customer to hold its material for a predetermined period of time after the completion of the galvanizing process and, in that circumstance, we invoice upon shipment. Customer advanced payments presented in the balance sheet arises from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion. Contract costs include direct labor and material, and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.

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

Accounting for Income Taxes – We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in deferral and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities.

Stock Options and Stock Appreciation Rights – Our employees are periodically granted stock options or Stock Appreciation Rights by the Compensation Committee of the Board of Directors. In fiscal 2007, we adopted the provisions of SFAS No. 123R, Share-Based Payment. Under the provisions of SFAS No. 123R, the compensation cost of all employee stock-based compensation awards is measured based on the grant-date fair value of those awards and that cost is recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The valuation of stock based compensation awards is complex in that there are a number of variables included in the calculation of the value of the award:

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

We manage our exposure to commodity prices through various methods. In the Galvanizing Services Segment, we utilize agreements with zinc suppliers that include protective caps to guard against rising zinc prices. We believe these agreements ensure adequate supplies and partially offset exposure to commodity price swings.

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

Management does not believe there has been a material change in the nature of our commodity or interest rate commitments or risks since February 28, 2007.

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

There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2007.

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

AZZ incorporated
(Registrant)

Date: 07/06/07	/s/ Dana Perry
Dana Perry, Senior Vice President for Finance
Principal Financial Officer

EXHIBIT

INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3.2	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.4	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3.5	Bylaws of AZZ incorporated as restated through September 24, 2003 (incorporated by reference to the Exhibit 3(5) to the Quarterly Report Form 10-Q filed by the Registrant for the quarter ended August 31, 2003).

10.52	Second Amended and Restated Credit Agreement with Bank of America, N.A., dated May 25, 2006 (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the Registrant on May 26, 2006).

10.53	First Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated February 28, 2007 (incorporated by reference to Exhibit 10(1) to Form 8-K filed by registrant on March 1, 2007).

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 6, 2007. Field Herewith.

31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 July 6, 2007. Filed Herewith.

32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 6, 2007. Filed Herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 6, 2007. Filed Herewith.