Form 10-Q
period 2007-08-31
AZZ INC
filed 2007-09-28
CIK 8947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

(817) 810-0095

Registrant's telephone number, including area code:

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

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1.00 Par Value	Outstanding at August 31, 2007 12,097,749
Class	Number of Shares

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

AZZ incorporated

CONSOLIDATED BALANCE SHEETS

	08/31/07	02/28/07
	(UNAUDITED)
ASSETS

CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$1,864,385	$1,703,092
ACCOUNTS RECEIVABLE (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS)	43,709,002	50,277,554
INVENTORIES
RAW MATERIAL	32,010,119	31,723,816
WORK-IN-PROCESS	14,607,697	11,457,856
FINISHED GOODS	2,690,312	2,305,594
COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS	12,350,691	8,286,324
DEFERRED INCOME TAXES	3,988,644	4,224,294
PREPAID EXPENSES AND OTHER	1,289,765	1,988,834

TOTAL CURRENT ASSETS	112,510,615	111,967,364

PROPERTY, PLANT AND EQUIPMENT, NET	48,680,801	46,628,319
GOODWILL	40,962,104	40,962,104
OTHER ASSETS	1,259,072	1,349,791

	$203,412,592	$200,907,578

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$21,956,953	$25,316,165
INCOME TAX PAYABLE	1,698,125	688,000
ACCRUED SALARIES AND WAGES	3,833,572	5,025,508
OTHER ACCRUED LIABILITIES	12,993,291	13,716,603
CUSTOMER ADVANCE PAYMENT	3,353,930	2,900,702
BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	4,815,198	2,067,945

TOTAL CURRENT LIABILITIES	48,651,069	49,714,923

LONG-TERM DEBT DUE AFTER ONE YEAR	20,000,000	35,200,000
DEFERRED INCOME TAXES	4,463,819	4,844,405

SHAREHOLDERS' EQUITY:
COMMON STOCK, $1 PAR VALUE
SHARES AUTHORIZED-25,000,000
SHARES ISSUED 12,609,160	12,609,160	12,609,160
CAPITAL IN EXCESS OF PAR VALUE	15,787,025	11,086,703
CUMULATIVE OTHER COMPRENSIVE INCOME	14,310	28,621
RETAINED EARNINGS	104,129,816	91,861,526
LESS COMMON STOCK HELD IN TREASURY, AT COST (511,411 SHARES AT AUGUST 31, 2007 AND 954,996 SHARES AT FEBRUARY 28, 2007)	(2,242,607)	(4,437,760)

TOTAL SHAREHOLDERS' EQUITY	130,297,704	111,148,250

	$203,412,592	$200,907,578

See accompanying notes to consolidated financial statements

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

AZZ incorporated

CONSOLIDATED INCOME STATEMENTS

	THREE MONTHS ENDED			SIX MONTHS ENDED
	8/31/07		8/31/06	8/31/07		8/31/06
	(UNAUDITED)		(UNAUDITED)	(UNAUDITED)		(UNAUDITED)
NET SALES		$81,606,288	$62,881,570		$156,983,321	$115,334,665

COSTS AND EXPENSES
COST OF SALES		60,365,388	45,850,330		116,573,750	84,558,114
SELLING, GENERAL AND ADMINISTRATIVE		8,363,061	8,524,044		20,367,380	15,801,912
INTEREST EXPENSE		384,219	278,087		919,343	665,807
NET (GAIN) LOSS ON SALE OF PROPERTY, PLANT AND EQUIPMENT		(2,269)	6,264		1,094	(437,039)
OTHER (INCOME)		(361,598)	(79,720)		(556,371)	(268,463)

		68,748,801	54,579,005		137,305,196	100,320,331

INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGE		12,857,487	8,302,565		19,678,125	15,014,334
INCOME TAX EXPENSE		4,735,653	3,023,591		7,409,836	5,523,891

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES		$8,121,834	$5,278,974		$12,268,289	$9,490,443

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX)		—	—			85,344

NET INCOME		$8,121,834	$5,278,974		$12,268,289	$9,405,099

EARNINGS PER COMMON SHARE
BASIC EARNINGS PER SHARE-BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE		$0.67	$0.46		$1.03	$0.82
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$		$—	$		$0.01

BASIC EARNINGS PER SHARE-AFTER EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE		$0.67	$0.46		$1.03	$0.81

DILUTED EARNINGS PER SHARE-BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE		$0.66	$0.45		$1.01	$0.81
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$		$—	$		$0.01

DILUTED EARNINGS PER SHARE-AFTER EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE		$0.66	$0.45		$1.01	$0.80

See accompanying notes to consolidated financial statements

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

AZZ incorporated

CONSOLIDATED STATEMENTS OF CASH FLOW

	SIX MONTHS ENDING
	8/31/07	8/31/06
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$12,268,289	$9,405,099

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR DOUBTFUL ACCOUNTS	1,419	159,150
AMORTIZATION AND DEPRECIATION	4,007,035	3,078,988
DEFERRED INCOME TAX BENEFIT	(137,230)	(898,130)
NET (GAIN) LOSS ON SALE OR INSURANCE SETTLEMENT OF PROPERTY, PLANT & EQUIPMENT	1,094	(437,039)
NON-CASH INTEREST EXPENSE	6,790	149,051
NON-CASH COMPENSATION EXPENSE	658,170	543,183
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	85,344

EFFECTS OF CHANGES IN ASSETS & LIABILITIES:

ACCOUNTS RECEIVABLE	6,567,134	(1,963,400)
INVENTORIES	(3,820,862)	(11,420,911)
PREPAID EXPENSES AND OTHER	699,069	724,816
OTHER ASSETS	(38,077)	57,858
NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	(1,317,114)	(2,069,633)
ACCOUNTS PAYABLE	(3,359,212)	6,765,540
OTHER ACCRUED LIABILITIES AND INCOME TAXES	(451,898)	4,287,453

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,084,607	8,467,369

CASH FLOWS USED FOR INVESTING ACTIVITIES:
PROCEEDS FROM SALE OR INSURANCE SETTLEMENT OF PROPERTY, PLANT, AND EQUIPMENT	122,007	454,403
PURCHASE OF PROPERTY, PLANT AND EQUIPMENT	(6,082,628)	(4,096,456)

NET CASH USED IN INVESTING ACTIVITIES	(5,960,621)	(3,642,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	3,364,762	932,309
EXCESS TAX BENEFITS FROM STOCK OPTIONS EXERCISES	2,872,545	140,897
PROCEEDS FROM REVOLVING LOAN	—	15,640,482
PAYMENTS ON LONG TERM DEBT	(15,200,000)	(20,015,482)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,962,693)	(3,301,794)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	161,293	1,523,522

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,703,092	1,258,945

CASH & CASH EQUIVALENTS AT END OF PERIOD	$1,864,385	$2,782,467

SUPPLEMENTAL DISCLOSURES
CASH PAID FOR INTEREST	$1,050,785	$550,309

CASH PAID FOR INCOME TAXES	$3,669,621	$6,276,108

See accompanying notes to consolidated financial statements

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

1.	Basis of Presentation.

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

In the opinion of management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of August 31, 2007, and the results of its operations for the three-month and six-month periods ended August 31, 2007 and 2006, and cash flows for the six-month period ended August 31, 2007 and 2006.

2.	Earnings per share.

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards. The shares and earnings per share have been adjusted to reflect our two-for-one stock split, effected in the form of a share dividend on May 4, 2007.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended August 31,		Six months ended August 31,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands except share and per share data)
Numerator:
Income before cumulative effect of changes in accounting principles	$8,122	$5,279	$12,268	$9,490
Cumulative effect of accounting change	—	—	—	(85)

Net income for basic and diluted earnings per common share	$8,122	$5,279	$12,268	$9,405

Denominator:
Denominator for basic earnings per common share – weighted average shares	12,042,092	11,595,734	11,913,583	11,562,328
Effect of dilutive securities:
Employee and Director stock awards	234,936	190,580	237,315	167,686

Denominator for diluted earnings per common share	12,277,028	11,786,314	12,150,898	11,730,014

Earnings per share basic and diluted:
Before cumulative effect of change in accounting principle
Basic earnings per common share	$.67	$.46	$1.03	$.82
Diluted earnings per common share	$.66	$.45	$1.01	$.81
After cumulative effect of change in accounting principle
Basic earnings per common share	$.67	$.46	$1.03	$.81
Diluted earnings per common share	$.66	$.45	$1.01	$.80

3.	Comprehensive Income.

Total comprehensive income for the quarter ended August 31, 2007, was $8,114,678 consisting of net income of $8,121,834 and net changes in accumulated other comprehensive income of ($7,156). For the six-month period ended August 31, 2007, total comprehensive income was $12,253,978 consisting of net income of $12,268,289 and net changes in accumulated other comprehensive income of ($14,311). Changes in other comprehensive income result from changes in fair value of the Company’s cash flow hedges.

Total comprehensive income for the quarter ended August 31, 2006, was $5,271,819 consisting of net income of $5,278,974 and net changes in accumulated other comprehensive income of ($7,155). For the six-month period ended August 31, 2006, total comprehensive income was $9,403,804 consisting of net income of $9,405,099 and net changes in accumulated other comprehensive income of ($1,295).

4.	Stock-based compensation.

On April 7, 2005, the Company implemented Stock Appreciation Rights Plans (the “Plans”) for its key employees and directors. The purpose of the Plans is to enable the Company to attract and retain qualified key employees and directors by offering to them the opportunity to share in increases in the value of the Company to which they contribute. The Company made grants under the Plans in fiscal 2005 and fiscal 2006. The grants outstanding were 207,660 for fiscal 2006. The grants for fiscal 2005 were fully vested on February 28, 2007 and were paid in cash during the second quarter ended August 31, 2007 in the amount of $4.4 million. The fiscal 2006 rights, which have not previously accelerated due to events such as death or disability will vest on February 29, 2008. The value of each vested right will be paid in cash for rights vesting on the Company’s earnings release date for the fiscal year ended February 29, 2008, and shall be equal to the excess, if any, (i) of the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the public release of financial results for the period ended February 29, 2008, over (ii) the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the Company’s year end earnings release date, which was $7.98 per share for the fiscal 2006 grants. To determine the cash payment, the excess in the average stock price will be multiplied by the number of Stock Appreciation Rights granted to each participant. The value of rights vesting before the normal vesting date will be measured by reference to the price of the Common Stock during a period at or near the accelerated vesting date. The Company recognized $4.4 million for compensation expense related to the Stock Appreciation Rights Plans prior to February 28, 2007. Additional compensation expense related to these Stock Appreciation Rights Plans in the amount of $4.3 million was recognized during the six month period ended August 31, 2007 in accordance with FAS 123R.

During fiscal 2006, the Company adopted the AZZ incorporated 2005 Long-Term Incentive Plan (“2005 Plan”). The purpose of the 2005 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees and directors restricted stock, performance awards, stock appreciation rights (“SARs”) or “Stock Appreciation Rights” and options to purchase Common Stock of the Company. The maximum number of shares that may be issued under the 2005 Plan is 500,000 shares. On June 1, 2006, 234,160 Stock Appreciations Rights were issued under the 2005 Plan with an exercise price of $11.55. These awards qualify for equity treatment in accordance with FAS 123R. These stock appreciation rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met. The weighted average fair value of SARs granted on June 1, 2006 was determined to be $2.915 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 27.81% and expected life of 3 years. During the second quarter ended August 31, 2007, 22,720 Stock Appreciation Rights accelerated vesting due to the retirement of two directors and one employee. Compensation expense related to the June 1, 2006 grant was $392,000 for fiscal 2007. Additional compensation in the amount of $76,000 was recognized during the six month period ended August 31, 2007. As of August 31, 2007, we had unrecognized cost of $215,000 related to the June 1, 2006 SAR grants.

On March 1, 2007, 147,740 Stock Appreciation Rights were issued under the 2005 Plan with an exercise price of $19.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met. The weighted average fair value of SARs granted on March 1, 2007, was determined to be $5.535 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 29.52% and expected life of 3 years. During the second quarter ended August 31, 2007, 5,920 Stock Appreciation Rights accelerated vesting due to the retirement of two of the Company’s directors. Compensation expense in the amount of $401,000 was recognized during the six month period ended August 31, 2007. We had unrecognized cost of $417,000 related to the March 1, 2007 SAR grants.

During the six month period ended August 31, 2007, 382,818 of stock options under the 2001 Long Term Incentive Plan and 40,000 of stock options under the 1997 Non-Statutory Stock Option grants were exercised resulting in proceeds to the Company of $3.4 million. These options were satisfied with treasury shares. Federal income tax deduction was taken by the Company on these stock options in the amount of $2.9 million.

5.	Segments.

We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 28, 2007. Information regarding operations and assets by segment is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006
	(Unaudited) ($ In thousands)
Net Sales:
Electrical and Industrial Products	$45,150	$36,520	$86,023	$68,026
Galvanizing Services	36,456	26,362	70,960	47,309

	$81,606	$62,882	$156,983	$115,335

Operating Income (a):
Electrical and Industrial Products	$7,942	$5,148	$14,286	$9,228
Galvanizing Services	9,230	8,515	17,841	15,020

	$17,172	$13,663	$32,127	$24,248

General Corporate Expense (b)	$3,925	$5,061	$11,517	$8,531
Interest Expense	384	278	919	666
Other (Income) Expense, Net (c)	6	21	13	37

	$4,315	$5,360	$12,449	$9,234

Income Before Income Taxes and Accounting Changes	$12,857	$8,303	$19,678	$15,014

Total Assets:
Electrical and Industrial Products	$117,574	$90,146	$117,574	$90,146
Galvanizing Services	79,035	60,669	79,035	60,669
Corporate	6,803	8,120	6,803	8,120

	$203,412	$158,935	$203,412	$158,935

(a)	Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other income and expense items that are specifically identifiable to a segment.
(b)	General Corporate Expense consists of selling, general and administrative expenses that are not specifically identifiable to a segment.
(c)	Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expenses not specifically identifiable to a segment.

6.	Warranty Reserves.

A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within accrued liabilities on the consolidated balance sheet. Management periodically reviews the reserves and adjustments are made accordingly. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following shows changes in the warranty reserves since the end of fiscal 2006:

Warranty Reserve
(Unaudited) ($ In thousands)
Balance at February 28, 2006	$1,102
Warranty costs incurred	(888)
Additions charged to income	1,364

Balance at February 28, 2007	$1,578
Warranty costs incurred	(520)
Additions charged to income	787

Balance at August 31, 2007	$1,845

7.	Income Taxes.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies Statement 109, “Accounting for Income Taxes”, to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. We adopted FIN 48 as of March 1, 2007. Adoption on March 1, 2007, did not have a material effect on the Company.

8.	Recent Accounting Pronouncements.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “intend,” “should,” “may,” “believe,” and terms with similar meanings. Although we believe that the current views and expectations reflected in those forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under our control. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to: the level of customer demand for and response to products and services offered by the Company, including demand by the power generation markets, electrical transmission and distribution markets, the general industrial market, and the hot dip galvanizing markets; raw material and utility costs, including cost of zinc and natural gas, which are used in the hot dip galvanizing process; changes in economic conditions of the various markets we serve, foreign and domestic; customer requested delays of shipments; acquisition opportunities, adequacy of financing, our ability to integrate our new management information system and availability of experienced management employees to implement our growth strategy. We expressly disclaim any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in our views or expectations. We can give no assurances that such forward-looking statements will prove to be correct.

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2007 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

We have two operating segments as defined in our Annual Report on Form 10-K for the fiscal year-ended February 28, 2007. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue by segment and segment operating income to evaluate our segments. Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment. The other (income) expense items included in segment operating income are generally insignificant. For a reconciliation of segment operating income to pretax income, see Note 6 to our quarterly consolidated financial statements included in this report.

Revenues

Our backlog was $149.2 million as of August 31, 2007, as compared to $144.8 million at May 31, 2007. As of August 31, 2007, backlog had improved 51% from the $98.7 million reported as of August 31, 2006. All of our backlog data relates to our Electrical and Industrial Products Segment. Our book-to-ship ratio was 1.05 to 1 for the second quarter ended August 31, 2007, as compared to 1.10 to 1 for the same period in the prior year. Incoming orders increased 24% over the same period a year ago. The increase in incoming orders during the second quarter of fiscal 2008 over the same quarter in fiscal 2007 was due to increased domestic and international orders for our high voltage equipment and increased order activity from the utility power generation, and distribution markets. Orders included in the backlog are represented by contracts and purchase orders that we believe to be firm. The following table reflects our bookings and shipments on a quarterly basis for the period ended August 31, 2007, as compared to the same period in the prior fiscal year.

Backlog Table

(Electrical and Industrial Products Segment)

	Period Ending		Period Ending
Backlog	2/28/07	$120,666	2/28/06	$73,765
Bookings		99,483		70,782
Shipments		75,377		52,453
Backlog	5/31/07	$144,772	5/31/06	$92,094
Book to Ship Ratio		1.32		1.35
Bookings		86,030		69,450
Shipments		81,606		62,882
Backlog	8/31/07	149,196	8/31/06	$98,662
Book to Ship Ratio		1.05		1.10

The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Six Months Ended
	8/31/2007	8/31/2006	8/31/2007	8/31/2006
	(In thousands)
Revenue:
Electrical and Industrial Products	$45,150	$36,520	$86,023	$68,026
Galvanizing Services	36,456	26,362	70,960	47,309

Total Revenue	$81,606	$62,882	$156,983	$115,335

For the three and six-month periods ended August 31, 2007, consolidated net revenues increased 30% and 36%, respectively, as compared to the same periods in fiscal 2007, to $81.6 million for the three-month period and $157 million for the six-month period. For the three and six month periods ended August 31, 2007, the Electrical and Industrial Products Segment contributed 55% of the Company’s revenues and the Galvanizing Services Segment accounted for the remaining 45% of the combined revenues.

Revenues for the Electrical and Industrial Products Segment increased $8.6 million or 24% for the three-month period ended August 31, 2007, and increased $18 million or 26% for the six-month period ended August 31, 2007, as compared to the same periods in fiscal 2007. The increased revenues were generated as a result of a continuation of improving market demand and improving pricing. The largest improvement has come from the high voltage transmission market, the power generation market, and the utility distribution market as compared to the same period of a year ago.

Revenues in the Galvanizing Services Segment increased $10.1 million or 38% for the three-month period ended August 31, 2007, as compared to the same period in fiscal 2007 and increased $23.7 million or 50% for the six-month period ended August 31, 2007, as compared to the same period in fiscal 2007. Volume for the three and six-month periods ended August 31, 2007, increased 22% and 25%, respectively, as compared to the same periods in fiscal 2007, while price increased 16% and 25% for the three and six months, respectively, over the comparable periods. The increase in selling price was the result of price increases that were implemented to offset rising cost, primarily zinc. The increased volume resulted from the acquisition of Witt Galvanizing Inc. in November 2006, and increased project work related to the electrical & telecommunication and petrochemical market. The acquisition of Witt Galvanizing Inc. accounted for 76% of the increased volume for the six-month period ended August 31, 2007.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended		Six Months Ended
	8/31/2007	8/31/2006	8/31/2007	8/31/2006
	(In thousands)
Segment Operating Income
Electrical and Industrial Products	$7,942	$5,148	$14,286	$9,228
Galvanizing Services	9,230	8,515	17,841	15,020

Total Segment Operating Income	$17,172	$13,663	$32,127	$24,248

Our total segment operating income increased 26% and 32% for the three and six-month periods ended August 31, 2007, to $17.2 million and $32.1 million, respectively, as compared to $13.7 million and $24.3 million for the same periods in fiscal 2007.

Segment operating income in the Electrical and Industrial Products Segment increased 54% and 55% for the three and six-month periods ended August 31, 2007, to $7.9 million and $14.3 million, respectively, as compared to $5.1 million and $9.2 million for the same periods in fiscal 2007. Operating margins were 18% for the three and 17% for the six-month periods ended August 31, 2007, as compared to 14% for the comparable periods in fiscal 2007. Operating margins and profit improvement are attributable to the leverage gained from increased volumes, quick turn jobs, and pricing actions. Management continues to focus on cost escalation recovery through pricing actions, expansion of served markets both domestically and internationally and seeking out new product opportunities to further enhance our strategic position.

In the Galvanizing Services Segment, operating income increased 8% and 19% for the three and six-month periods ended August 31, 2007, to $9.2 million and $17.8 million, respectively, as compared to $8.5 million and $15 million for the same periods in fiscal 2007. Operating margins were 25% for the three and six-month periods ended August 31, 2007, as compared to 32% for the comparable periods in fiscal 2007. The increased operating income during the three and six month periods ended August 31, 2007, as compared to the same period last year was a result of strong market demand. The strong market demand allowed us to continue our pricing action to offset increased zinc costs and generated increased volumes. Subsequent to the end of the second quarter ended August 31, 2007, zinc prices began to decline and, as a result, pricing pressure could begin to occur in the third and/or fourth quarter, which ultimately could result in margins returning to historical levels of 18% to 22%.

General Corporate Expenses

General corporate expenses, (see Note 6 to consolidated condensed financial statements) not specifically identifiable to a segment, for the three-month period ended August 31, 2007, were $3.9 million compared to $5.1 million for the same period in fiscal 2007. For the six-month period ended August 31, 2007, general corporate expenses were $11.5 million as compared to $8.5 million. As a percentage of sales, general corporate expenses were 5% and 7% for the three and six-month periods ended August 31, 2007, as compared to 8% and 7% for the same period in fiscal 2007. Corporate expenses were higher for the six month period ended August 31, 2007, due to increased compensation expenses related to our cash based Stock Appreciation Rights due to stock appreciation during the first quarter of fiscal 2008. Compensation expense related to these cash based Stock Appreciation Rights was recognized in the amount of $4.3 million during the six month period ended August 31, 2007, with the majority of the expense being recorded in the first quarter of the current year. Corporate expense was lower for the three-month period ended August 31, 2007, as compared to the same period in fiscal 2007, due to lower Stock Appreciation Rights expense for the compared periods.

Other (Income) Expense

For the three-month and six-month periods ended August 31, 2007, the amounts in other (income) expense not specifically identifiable with a segment (see Note 6 to consolidated financial statements) were insignificant.

Interest

Net interest expense for the three and six-month periods ended August 31, 2007, increased 38% as compared to the same periods in fiscal 2007. Interest expense increased due to higher levels of debt and increased interest rates for the compared periods. As of August 31, 2007, we had outstanding bank debt of $20 million, an increase of $4.5 million, as compared to $15.5 million at the end of the same period in fiscal 2007. The increase in debt resulted from the acquisition of Witt Galvanizing Inc. in the third quarter of fiscal 2007. Our long-term debt to equity ratio was .15 to 1 at August 31, 2007, as compared to .16 to 1 at August 31, 2006.

Income Taxes

The provision for income taxes reflects an effective tax rate of 36% for the three-month period and 38% for the six-month period ended August 31, 2007, and 36% for the three-month period and 37% for the six-month period ended August 31, 2006. Higher state income taxes from various taxing jurisdictions accounted for the majority of the increase for the six month period ended August 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our liquidity and capital needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, capital improvements, debt repayment and acquisitions. Management believes that working capital, borrowing capabilities, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, scheduled debt payments and possible future acquisitions for the remainder of fiscal 2008.

Net cash provided by operations was $15.1 million for the six-month period ended August 31, 2007, as compared to $8.5 million for the same period in the prior fiscal year. Net cash provided by operations for the six-month period ended August 31, 2007, was generated from $12.3 million in net income, $4 million in depreciation and amortization, and net changes in operating assets and liabilities and other adjustments to reconcile net income to net cash of a negative $1.2 million. Positive cash flow was recognized due to decreased accounts receivable and prepaid balances in the amount of $6.6 million and $.7 million, respectively. These positive cash flows were offset by increases in inventory and revenues in excess of billings in the amount of $3.8 million and $1.3 million, respectively, and decreased account payable balances and accrued liabilities in the amount of $3.4 million and $.5 million. Working capital increased to $63.9 million as of August 31, 2007, as compared to $62.3 million at February 28, 2007.

For the six-month period ended August 31, 2007, capital improvements were made in the amount of $6.1 million and long-term debt was repaid in the amount of $15.2 million. We received proceeds from the sale of property and equipment in the amount of $.1 million and proceeds from the exercise of stock options and tax benefits from the exercise of stock options in the amount of $3.4 million and $2.9 million, respectively.

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our Amended and Restated Revolving and Term Credit Agreement dated as of November 2001.

The Credit Agreement provides for a $60 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2011. This is an unsecured revolving credit facility to be used to refinance current outstanding borrowings, provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs. At August 31, 2007, we had $20 million borrowed against the revolving credit facility and letters of credit outstanding in the amount of $7.3 million, which left approximately $32.7 million of additional credit available under the revolving credit facility.

The Credit Agreement provides for various financial covenants consisting of a) Minimum Consolidated Net Worth – maintain on a consolidated basis net worth equal to at least the sum of $69.8 million, representing 80% of net worth at February 28, 2007 plus 75% of future net income, b) Maximum Leverage Ratio- maintain on a consolidated basis a Leverage Ratio not to exceed 3.0:1.0, c) Fixed Charge Coverage Ratio- maintain on a consolidated basis a Fixed Charge Coverage Ratio of at least 1.5:1.0 and d) Capital Expenditures- not to make Capital Expenditures on a consolidated basis in an amount in excess of $14 million during any fiscal year.

The Credit Agreement provides for an applicable margin ranging from .75% to 1.25% in addition to the Eurodollar Rate and Commitment Fees ranging from .175% to .25% depending on our Leverage Ratio (as defined in the Credit Agreement). The applicable margin was .75% at August 31, 2007. The variable interest rate including the applicable margin was 6.26% as of August 31, 2007.

We utilize interest rate protection agreements to moderate the effects of increases, if any, in interest rates by modifying the characteristics of interest obligations on long-term debt from a variable rate to a fixed rate. Presently, we have one outstanding interest rate swap. On March 31, 2006, we entered into an interest rate protection agreement (the “2006 Swap Agreement”) which matures in March 2008, whereby we pay a fixed rate of 5.20% in exchange for a variable 30-day LIBOR rate plus .75% (6.315% at August 31, 2007). At August 31, 2007, the remaining notional amount is $4,125,000. Prior to May 2006, this swap was treated as a cash flow hedge of our variable interest rate exposure. However, we refinanced our credit agreement in May 2006 and chose to cease the hedge designation for the 2006 Swap Agreement, while not terminating the swap agreement. Since that time, we began recognizing changes in fair value of this hedge directly into earnings, while amortizing the pretax amount included in accumulated other comprehensive income as additional interest income. At August 31, 2007, the fair value of the 2006 Swap Agreement was an asset of $11,000, and a gain of $14,000, net of tax, remains in accumulated other comprehensive income to be amortized as additional interest income. Given the maturity date of this interest rate swap, all amounts related to accumulated other comprehensive income are expected to flow through earnings by March 31, 2008.

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

Other

At August 31, 2007, we had outstanding letters of credit in the amount of $7.3 million. These letters of credit are issued to a portion of our customers to cover any potential warranty costs that the customer might incur. In addition, as of August 31, 2007, a warranty reserve in the amount of $1.8 million has been established to offset any future warranty claims.

The following summarizes our operating leases, and long-term debt and interest expense for the next five fiscal years.

Fiscal Year	Operating Leases	Long-Term Debt	Interest on Long Term Debt	Total
	(In thousands)
2008	$745	$0	$621	$1,366
2009	1,131	0	1,269	2,400
2010	1,301	0	1,269	2,570
2011	1,361	0	1,269	2,630
2012	1,287	20,000	299	2,586
Thereafter	3,208	0	0	3,208

Total	$9,033	$20,000	$4,727	$33,760

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Management estimates are based on historical experience and various other factors that management believes reasonable under the circumstances, and form the basis for management’s conclusions. Management continually evaluates the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition and impairment of long-lived assets, identifiable intangible assets and goodwill, accounting for income taxes, and stock options and stock appreciation rights. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

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

Revenue Recognition – We recognize revenue for the Galvanizing Services Segment upon completion of the galvanizing process performed on our customers’ material or shipment of their material. Revenue is recognized in the Electrical and Industrial Products Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting for electrical products built to customer specifications under long term contracts. Deferred revenue presented in the balance sheet under accrued liabilities arises from advanced payments received from our customers prior to shipment of the product and is not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion. Contract costs include direct labor and material, and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.

Impairment of Long-Lived Assets, Identifiable Intangible Assets and Goodwill – We record impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment losses on long-lived assets are measured based on the excess of the carrying amount over the asset’s fair value. A significant change in events, circumstances or projected cash flows could result in an impairment of long-lived assets, including identifiable intangible assets. An annual impairment test of goodwill is performed in the fourth quarter of each fiscal year. The test is calculated using the anticipated future cash flows after tax from our operating segments. Based on the present value of the future cash flow, we will determine whether impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs; and availability of experienced labor and management to implement our growth strategies.

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

Stock Options and Stock Appreciation Rights – Our employees are periodically granted stock options or Stock Appreciation Rights by the Compensation Committee of the Board of Directors. In fiscal 2007, we adopted the provisions of SFAS No. 123R, Share-Based Payment. Under the provisions of SFAS No. 123R, the compensation cost of all employee stock-based compensation awards is measured based on the grant-date fair value of those awards and that cost is recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The valuation of stock based compensation awards is complex in that there are a number of variables included in the calculation of the value of the award:

•	Volatility of our stock price

•	Expected term of the option

•	Expected dividend yield

•	Risk-free interest rate over the expected term

•	Expected number of options that will not vest.

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

We manage our exposure to changes in interest rates through the use of variable rate debt and interest rate protection agreements, including the 2006 Swap Agreement.

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

Shareholders at the Company’s Annual Meeting on July 10, 2007 (the “Annual Meeting”) reelected three incumbent directors, Dr. H. Kirk Downey, Peter A. Hegedus and Daniel R. Feehan. Of the 11,089,067 shares represented at the meeting, 10,806,061 shares (97.4%) were voted for Dr. Downey, 10,294,834 (92.8%) were voted for Mr. Feehan, and 10,863,868 shares (97.8%) were voted for Mr. Hegedus. Other directors continuing in office are Dana L. Perry, Martin Bowen, Kevern Joyce, Sam Rosen, Daniel Berce, and David H. Dingus. The Shareholders also approved the executive bonus plan, with 9,789,257 (88.3%) votes in favor of the plan, 1,244,890 votes against the plan and 54,920 abstaining.

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

AZZ incorporated
(Registrant)

Date: September 28, 2007	/s/ Dana Perry
Dana Perry, Senior Vice President for Finance Principal Financial Officer

INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3.2	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.4	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3.5	Bylaws of AZZ incorporated as restated through September 24, 2003 (incorporated by reference to the Exhibit 3(5) to the Quarterly Report Form 10-Q filed by the Registrant for the quarter ended August 31, 2003).

4	Form of Stock Certificate for the Company’s $1.00 par value Common Stock (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2003).

10.60	Second Amended and Restated Credit Agreement dated May 25, 2007 (incorporated by reference to Exhibit 10(1) to Form 8-K file by registrant on May 25, 2006).

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 28, 2007. Filed herewith.

31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 28, 2007. Filed herewith.

32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 28, 2007. Filed herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 28, 2007. Filed herewith.