Form 10-Q
period 2007-11-30
AZZ INC
filed 2008-01-08
CIK 8947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at November 30, 2007

Common Stock, $1.00 Par Value	12,113,392
Class	Number of Shares

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

AZZ incorprated

CONSOLIDATED BALANCE SHEETS

	11/30/07	02/28/07
	(UNAUDITED)
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$2,162,281	$1,703,092
ACCOUNTS RECEIVABLE (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS)	50,424,314	50,277,554
INVENTORIES
RAW MATERIAL	32,832,166	31,723,816
WORK-IN-PROCESS	10,234,444	11,457,856
FINISHED GOODS	2,802,245	2,305,594
COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS	12,843,870	8,286,324
DEFERRED INCOME TAXES	4,153,253	4,224,294
PREPAID EXPENSES AND OTHER	933,095	1,988,834

TOTAL CURRENT ASSETS	116,385,668	111,967,364
PROPERTY, PLANT AND EQUIPMENT, NET	48,606,282	46,628,319
GOODWILL	40,962,104	40,962,104
OTHER ASSETS	1,245,880	1,349,791

	$207,199,934	$200,907,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$18,974,997	$25,316,165
INCOME TAX PAYABLE	1,508,780	688,000
ACCRUED SALARIES AND WAGES	4,437,272	5,025,508
OTHER ACCRUED LIABILITIES	14,981,200	13,716,603
CUSTOMER ADVANCE PAYMENT	2,871,070	2,900,702
BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	4,335,417	2,067,945

TOTAL CURRENT LIABILITIES	47,108,736	49,714,923
LONG-TERM DEBT DUE AFTER ONE YEAR	17,000,000	35,200,000
DEFERRED INCOME TAXES	4,434,316	4,844,405
SHAREHOLDERS’ EQUITY:
COMMON STOCK, $1 PAR VALUE SHARES AUTHORIZED-25,000,000 SHARES ISSUED 12,609,160	12,609,160	12,609,160
CAPITAL IN EXCESS OF PAR VALUE	16,140,604	11,086,703
CUMULATIVE OTHER COMPRENSIVE INCOME	7,155	28,621
RETAINED EARNINGS	112,221,395	91,861,526
LESS COMMON STOCK HELD IN TREASURY, AT COST (495,768 SHARES AT NOVEMBER 30, 2007 AND 954,996 SHARES AT FEBRUARY 28, 2007)	(2,321,432)	(4,437,760)

TOTAL SHAREHOLDERS’ EQUITY	138,656,882	111,148,250

	$207,199,934	$200,907,578

See accompanying notes to consolidated financial statements

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

AZZ incorporated

CONSOLIDATED INCOME STATEMENTS

	THREE MONTHS ENDED			NINE MONTHS ENDED
	11/30/07		11/30/06	11/30/07		11/30/06
	(UNAUDITED)		(UNAUDITED)	(UNAUDITED)		(UNAUDITED)
NET SALES		$86,593,180	$65,361,466		$243,576,501	$180,696,131
COSTS AND EXPENSES
COST OF SALES		66,369,431	48,246,544		182,943,181	132,804,658
SELLING, GENERAL AND ADMINISTRATIVE		7,449,000	8,737,726		27,816,380	24,539,638
INTEREST EXPENSE		341,954	342,150		1,261,297	1,007,957
NET (GAIN) LOSS ON SALE OF PROPERTY, PLANT AND EQUIPMENT		(33,819)	(238,641)		(32,725)	(675,680)
OTHER (INCOME)		(236,639)	(105,614)		(793,009)	(374,077)

		73,889,927	56,982,165		211,195,124	157,302,496

INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGE		12,703,253	8,379,301		32,381,377	23,393,635
INCOME TAX EXPENSE		4,611,672	3,134,210		12,021,508	8,658,101

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES		$8,091,581	$5,245,091		$20,359,869	$14,735,534
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX)		—	—			85,344

NET INCOME		$8,091,581	$5,245,091		$20,359,869	$14,650,190

EARNINGS PER COMMON SHARE
BASIC EARNINGS PER SHARE-BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE		$0.67	$0.45		$1.70	$1.27
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$		$—	$		$0.01

BASIC EARNINGS PER SHARE-AFTER EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE		$0.67	$0.45		$1.70	$1.26

DILUTED EARNINGS PER SHARE-BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE		$0.66	$0.44		$1.67	$1.25
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$		$—	$		$0.01

DILUTED EARNINGS PER SHARE-AFTER EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE		$0.66	$0.44		$1.67	$1.24

See accompanying notes to consolidated financial statements

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

AZZ incorprated

CONSOLIDATED STATEMENTS OF CASH FLOW

	NINE MONTHS ENDING
	11/30/07	11/30/06
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$20,359,869	$14,650,190
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR DOUBTFUL ACCOUNTS	34,405	224,338
AMORTIZATION AND DEPRECIATION	6,071,592	4,762,952
DEFERRED INCOME TAX BENEFIT	(327,490)	(1,299,915)
NET (GAIN) LOSS ON SALE OR INSURANCE SETTLEMENT OF PROPERTY, PLANT & EQUIPMENT	(32,725)	(675,680)
NON-CASH INTEREST EXPENSE	10,185	152,446
NON-CASH COMPENSATION EXPENSE	751,788	700,243
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	85,344
EFFECTS OF CHANGES IN ASSETS & LIABILITIES:
ACCOUNTS RECEIVABLE	(181,163)	(5,125,269)
INVENTORIES	(381,590)	(20,716,943)
PREPAID EXPENSES AND OTHER	1,055,739	1,041,523
OTHER ASSETS	(89,283)	(30,618)
NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	(2,290,074)	(6,677,479)
ACCOUNTS PAYABLE	(6,341,168)	10,392,431
OTHER ACCRUED LIABILITIES AND INCOME TAXES	1,467,508	10,065,773

NET CASH PROVIDED BY OPERATING ACTIVITIES	20,107,593	7,549,336
CASH FLOWS USED FOR INVESTING ACTIVITIES:
PROCEEDS FROM SALE OR INSURANCE SETTLEMENT OF PROPERTY, PLANT, AND EQUIPMENT	217,748	714,556
PURCHASE OF PROPERTY, PLANT AND EQUIPMENT	(8,084,593)	(7,006,852)
ACQUISITION OF SUBSIDIARIES	—	(13,451,105)

NET CASH USED IN INVESTING ACTIVITIES	(7,866,845)	(19,743,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	3,364,792	1,085,285
EXCESS TAX BENEFITS FROM STOCK OPTIONS EXERCISES	3,053,649	174,228
PROCEEDS FROM REVOLVING LOAN	—	32,840,482
PAYMENTS ON LONG TERM DEBT	(18,200,000)	(22,015,482)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(11,781,559)	12,084,513

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	459,189	(109,552)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,703,092	1,258,945

CASH & CASH EQUIVALENTS AT END OF PERIOD	$2,162,281	$1,149,393

SUPPLEMENTAL DISCLOSURES
CASH PAID FOR INTEREST	$1,385,741	$805,950

CASH PAID FOR INCOME TAXES	$8,657,785	$9,928,608

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

Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year that ends February 29, 2008 is referred to as fiscal 2008.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of November 30, 2007, the results of its operations for the three-month and nine-month periods ended November 30, 2007 and 2006, and cash flows for the nine-month period ended November 30, 2007 and 2006.

2.	Earnings per share.

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards. The shares and earnings per share have been adjusted to reflect our two-for-one stock split, effected in the form of a share dividend on May 4, 2007.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended November 30,		Nine months ended November 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands except share and per share data)
Numerator:
Income before cumulative effect of changes in accounting principles	$8,092	$5,245	$20,360	$14,735
Cumulative effect of accounting change	—	—	—	(85)

Net income for basic and diluted earnings per common share	$8,092	$5,245	$20,360	$14,650

Denominator:
Denominator for basic earnings per common share –weighted average shares	12,101,722	11,629,208	11,976,296	11,584,622
Effect of dilutive securities:
Employee and Director stock options awards	192,018	285,292	222,216	206,888

Denominator for diluted earnings per common share	12,293,740	11,914,500	12,198,512	11,791,510

Earnings per share basic and diluted:
Before cumulative effect of change in accounting principle
Basic earnings per common share	$.67	$.45	$1.70	$1.27
Diluted earnings per common share	$.66	$.44	$1.67	$1.25
After cumulative effect of change in accounting principles
Basic earnings per common share	$.67	$.45	$1.70	$1.26
Diluted earnings per common share	$.66	$.44	$1.67	$1.24

3.	Comprehensive income.

Total comprehensive income for the quarter ended November 30, 2007, was $8,084,426 consisting of net income of $8,091,581 and net changes in accumulated other comprehensive income of ($7,155). For the nine-month period ended November 30, 2007, total comprehensive income was $20,338,403 consisting of net income of $20,359,869 and net changes in accumulated other comprehensive income of ($21,466). Changes in other comprehensive income result from changes in fair value of the Company’s cash flow hedges.

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

On April 7, 2005, the Company implemented Stock Appreciation Rights Plans (the “Plans”) for its key employees and directors. The purpose of the Plans is to enable the Company to attract and retain qualified key employees and directors by offering to them the opportunity to share in increases in the value of the Company to which they contribute. The Company made grants under the Plans in fiscal 2005 and fiscal 2006. The grants outstanding were 207,660 for fiscal 2006 grants as of November 30, 2007. The grants for fiscal 2005 were fully vested on February 28, 2007 and were paid in cash during the second quarter ended August 31, 2007 in the amount of $4.4 million. The fiscal 2006 rights that have not previously accelerated due to events such as death or disability will vest on February 29, 2008. The value of each vested right will be paid in cash for rights vesting on the Company’s earnings release date for the fiscal year ended February 29, 2008, and shall be equal to the excess, if any, (i) of the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the public release of financial results for the period ended February 29, 2008, over (ii) the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the Company’s year end earnings release date, which was $7.98 per share for the fiscal 2006 grants. To determine the cash payment, the excess in the average stock price will be multiplied by the number of Stock Appreciation Rights granted to each participant. The value of rights vesting before the normal vesting date will be measured by reference to the price of the Common Stock during a period at or near the accelerated vesting date. The Company recognized $4.4 million for compensation expense related to the Stock Appreciation Rights Plans prior to February 28, 2007. Additional compensation expense related to these Stock Appreciation Rights Plans in the amount of $4.1 million was recognized during the nine month period ended November 30, 2007 in accordance with FAS 123R. To date $8.5 million of compensation expense has been recognized for these Stock Appreciation Rights.

During fiscal 2006, the Company adopted the AZZ incorporated 2005 Long-Term Incentive Plan (“2005 Plan”). The purpose of the 2005 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees and directors restricted stock, performance awards, stock appreciation rights (“SARs” or “Stock Appreciation Rights”) and options to purchase Common Stock of the Company. The maximum number of shares that may be issued under the 2005 Plan is 500,000 shares. On June 1, 2006, 234,160 SARs were issued under the 2005 Plan with an exercise price of $11.55. These awards qualify for equity treatment in accordance with FAS 123R. These stock appreciation rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met. The weighted average fair value of SARs granted on June 1, 2006 was determined to be $2.915 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 27.81% and expected life of 3 years. During the second quarter ended August 31, 2007, the vesting date of

22,720 Stock Appreciation Rights was accelerated due to the retirement of two directors and one employee. Compensation expense related to the June 1, 2006 grant was $392,000 for fiscal 2007. Additional compensation in the amount of $114,000 was recognized during the nine month period ended November 30, 2007. As of November 30, 2007, we had unrecognized cost of $177,000 related to the June 1, 2006 SAR grants.

On March 1, 2007, 147,740 Stock Appreciation Rights were issued under the 2005 Plan with an exercise price of $19.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met and qualify for equity treatment under SFAS 123R. The weighted average fair value of SARs granted on March 1, 2007, was determined to be $5.535 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 29.52% and expected life of 3 years. During the second quarter ended August 31, 2007, the vesting date of 5,920 Stock Appreciation Rights was accelerated due to the retirement of two of the Company’s directors. Compensation expense in the amount of $456,000 was recognized during the nine month period ended November 30, 2007. We had unrecognized cost of $361,000 related to the March 1, 2007 SAR grants.

During the nine month period ended November 30, 2007, 382,818 stock options under the 2001 Long Term Incentive Plan and 61,000 stock options under the 1997 Non-Statutory Stock Option grants were exercised resulting in proceeds to the Company of $3.4 million. These options were satisfied with treasury shares. A Federal income tax deduction was taken by the Company on these stock options in the amount of $3.1 million.

5.	Segments

We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 28, 2007. Information regarding operations and assets by segment is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006
	(Unaudited)
	($ In thousands)
Net Sales:
Electrical and Industrial Products	$51,455	$35,799	$137,479	$103,825
Galvanizing Services	$35,138	29,562	106,098	76,871

	$86,593	$65,361	$243,577	$180,696
Operating Income (a):
Electrical and Industrial Products	$8,032	$5,128	$22,318	$14,355
Galvanizing Services	8,336	8,629	26,177	23,650

	$16,368	$13,757	$48,495	$38,005
General Corporate Expense (b)	$3,308	$5,014	$14,825	$13,544
Interest Expense	342	342	1,261	1,008
Other (Income) Expense, Net (c)	15	22	28	59

	$3,665	$5,378	$16,114	$14,611

Income Before Income Taxes and Accounting Changes	$12,703	$8,379	$32,381	$23,394

Total Assets:
Electrical and Industrial Products	$124,196	$102,855	$124,196	$102,855
Galvanizing Services	76,370	79,553	76,370	79,553
Corporate	6,634	6,276	6,634	6,276

	$207,200	$188,684	$207,200	$188,684

(a)	Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other income and expense items that are specifically identifiable to a segment.

(b)	General Corporate Expense consists of selling, general and administrative expenses that are not specifically identifiable to a segment.

(c)	Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expenses not specifically identifiable to a segment.

6.	Warranty Reserves.

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

Warranty Reserve
(Unaudited)
($ In thousands)
Balance at February 29, 2006	$1,102
Warranty costs incurred	(888)
Additions charged to income	1,364

Balance at February 28, 2007	$1,578
Warranty costs incurred	(729)
Additions charged to income	882

Balance at November 30, 2007	$1,731

7.	Income Taxes.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies Statement 109, “Accounting for Income Taxes”, to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. We adopted FIN 48 as of March 1, 2007. The Company’s adoption of FIN 48 did not have a material effect on the Company.

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

RESULTS OF OPERATIONS

We have two operating segments as defined in our Annual Report on Form 10-K for the fiscal year-ended February 28, 2007. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue by segment and segment operating income to evaluate our segments. Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment. The other (income) expense items included in segment operating income are generally insignificant. For a reconciliation of segment operating income to pretax income, see Note 5 to our quarterly consolidated financial statements included in this report.

Revenues

Our backlog was $147.1 million as of November 30, 2007, as compared to $149.2 million at August 31, 2007. Backlog improved 46% from the $101 million reported as of November 30, 2006. All ending backlog relates to our Electrical and Industrial Products Segment. New orders were balanced across our power generation, transmission and distribution, and industrial markets. Incoming orders increased 25% for the quarter ended November 30, 2007, as compared to the same period last year. Orders included in the backlog are represented by contracts and purchase orders that management believes to be firm. The following table reflects our bookings and shipments on a quarterly basis through the period ended November 30, 2007, as compared to the same periods in fiscal 2007. The year-to-date book to ship ratio is 1.11 to 1 for the nine months ended November 30, 2007, as compared to 1.15 to 1 for the same period last year.

Backlog Table

(In Thousands)

	Period Ending		Period Ending
Backlog	2/28/07	$120,666	2/28/06	$73,765
Bookings		99,483		70,782
Shipments		75,377		52,543
Backlog	5/31/07	$144,772	5/31/06	$92,094
Book to Ship Ratio		1.32		1.35
Bookings		86,030		69,450
Shipments		81,606		62,882
Backlog	8/31/07	$149,196	8/31/06	$98,662
Book to Ship Ratio		1.05		1.10
Bookings		84,537		67,707
Shipments		86,594		65,361
Backlog	11/30/07	$147,139	11/30/06	$101,008
Book to Ship Ratio		.98		1.04

The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Nine Months Ended
	11/30/2007	11/30/2006	11/30/2007	11/30/2006
	(In thousands)
Revenue:
Electrical and Industrial Products	$51,455	$35,799	$137,479	$103,825
Galvanizing Services	35,138	29,562	106,098	76,871

Total Revenue	$86,593	$65,361	$243,577	$180,696

For the three and nine-month periods ended November 30, 2007, consolidated net revenues increased 32% and 35%, respectively, as compared to the same periods in fiscal 2007, to $86.6 million for the three-month period and $243.6 million for the nine-month period. For the quarter ended November 30, 2007, the Electrical and Industrial Products Segment contributed 59% of the Company’s revenues and the Galvanizing Services Segment accounted for the remaining 41% of the combined revenues. For the nine-month period ended November 30, 2007, the Electrical and Industrial Products Segment contributed 56% of the Company’s revenues, while the Galvanizing Services Segment accounted for the remaining 44%.

Revenues for the Electrical and Industrial Products Segment increased $15.7 million or 44% for the three-month period ended November 30, 2007, and increased $33.7 million or 32% for the nine-month period ended November 30, 2007, as compared to the same periods in fiscal 2007. The increased revenues were generated as a result of a continuation of improved market demand and improved pricing, primarily from our high voltage transmission market, power generation market and utility distribution market as compared to the same period a year ago.

Revenues in the Galvanizing Services Segment increased $5.6 million or 19% for the three-month period ended November 30, 2007, as compared to the same period in fiscal 2007 and increased $29.2 million or 38% for the nine-month period ended November 30, 2007, as compared to the same period in fiscal 2007. Volume for the three and nine-month periods ended November 30, 2007, increased 12% and 21%, respectively, as compared to the same periods in fiscal 2007, while price increased 7% and 17% for the three and nine months, respectively, for the comparable periods. The increase in selling price was the result of price increases that were implemented to offset rising cost, primarily zinc. The increased volume resulted from the acquisition of Witt Galvanizing Inc. in November of 2006, and increased project work, primarily from the petrochemical market. The acquisition of Witt Galvanizing Inc. accounted for 82% of the volume increase for the nine-month period ended November 30, 2007.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended		Nine Months Ended
	11/30/2007	11/30/2006	11/30/2007	11/30/2006
	(In thousands)
Segment Operating Income:
Electrical and Industrial Products	$8,032	$5,128	$22,318	$14,355
Galvanizing Services	8,336	8,629	26,177	23,650

Total Segment Operating Income	$16,368	$13,757	$48,495	$38,005

Our total segment operating income increased 19% and 28% for the three and nine-month periods ended November 30, 2007, to $16.4 million and $48.5 million as compared to $13.8 million and $38 million for the same periods in fiscal 2007.

Segment operating income in the Electrical and Industrial Products Segment increased 57% and 55% for the three and nine-month periods ended November 30, 2007, to $8 million and $22.3 million as compared to $5.1 million and $14.4 million for the same periods in fiscal 2007. Operating margins were 16% for the three and nine-month periods ended November 30, 2007, as compared to 14% for the comparable periods in fiscal 2007. Operating margins and profit improvement are attributable to the leverage gained from increased volumes and pricing actions as a result of favorable market conditions.

In the Galvanizing Services Segment, operating income decreased 3% for the three- month period ended November 30, 2007 and increased 11% for the nine-month period ended November 30, 2007, to $8.3 million and $26.2 million, respectively, as compared to $8.6 million and $23.7 million, respectively, for the same periods in fiscal 2007. Operating margins were 24% and 25% for the three and nine month periods ended November 30, 2007, as compared to 29% and 31% for the same periods in fiscal 2007. Operating margins were lower for the compared periods due to higher zinc costs. Although operating margins were lower than the prior year, they were still above our historic margins of 18% to 22% due to strong market demand. During the quarter ended November 30, 2007, zinc prices began to decline and, as a result, pricing pressure could begin to occur in our fourth quarter, which ultimately could cause margins to decline.

General Corporate Expenses

General corporate expenses, (see Note 5 to consolidated condensed financial statements) not specifically identifiable to a segment, for the three-month period ended November 30, 2007, were $3.3 million compared to $5 million for the same period in fiscal 2007. For the nine-month period ended November 30, 2007, general corporate expenses were $14.8 million as compared to $13.5 million for the same period in fiscal 2007. As a percentage of sales, general corporate expenses were 3.8% and 6.1%, respectively, for the three and nine-month periods ended November 30, 2007, as compared to 7.7% and 7.5%, respectively, for the same period in fiscal 2007. Corporate expenses were higher for the nine-month period ended November 30, 2007, due to increased compensation expense related to our cash based Stock Appreciation Rights due to stock appreciation during the first quarter of fiscal 2008. Compensation expense related to these cash based Stock Appreciation Rights was recognized in the amount of $4.1 million during the nine-month period ended November 30, 2007, with the majority of expense being recorded in the first quarter of the current fiscal year. Corporate expense was lower for the three-month period ended November 30, 2007, as compared to same period in fiscal 2007, due to lower Stock Appreciation Rights expense for the compared periods.

Other (Income) Expense

For the three-month and nine-month periods ended November 30, 2007, the amounts in other (income) expense not specifically identifiable to a segment (see Note 5 to consolidated financial statements) were insignificant.

Interest

Net interest expense was unchanged at $342,000 for the three-month period ended November 30, 2007, as compared to same period last year. For the nine-month period ended November 30, 2007, net interest expense increased by 25% as compared to the same periods in fiscal 2007 due to higher levels of debt during the first six months of the current fiscal year primarily associated with the acquisition of Witt Industries last year. As of November 30, 2007, we had outstanding bank debt of $17 million, a decrease of $18.2 million, as compared to $35.2 million at the end of fiscal 2007. The long-term debt to equity ratio was .12 to 1 at November 30, 2007, as compared to .32 to 1 at the end of fiscal 2007.

Income Taxes

The provision for income taxes reflects an effective tax rate of 37% for the nine-month periods ended November 30, 2007, and November 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have met our liquidity and capital needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, capital improvements, debt repayment and acquisitions. Management believes that working capital, borrowing capabilities and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, scheduled debt payments and possible future acquisitions for the remainder of fiscal 2008.

Net cash provided by operations was $20.1 million for the nine-month period ended November 30, 2007, as compared to $7.5 million for the same period in the prior fiscal year. Net cash provided by operations for the nine-month period ended November 30, 2007, included $20.4 million in net income, $6.1 million in depreciation and amortization, $.7 million in non-cash compensation expense and negative $.4 million in deferred income tax benefit and gains on the sale of equipment In addition, positive cash flow was recognized due to decreased prepaid balances in the amount of $1.1 million, as well as from increased other accrued liabilities in the amount of $1.5 million. These positive cash flow items were offset by increases in inventories, accounts receivable balances, revenues in excess of billings and other assets in the amount of $.4 million, $.2 million, $2.3 million and $.1 million, respectively and decreased accounts payable balance in the amount of $6.3 million. Working capital increased by $7 million or 11% to $69.3 million at November 30, 2007, as compared to $62.3 million at February 28, 2007.

For the nine-month period ended November 30, 2007, capital improvements were made in the amount of $8.1 million and long-term debt was paid in the amount of $18.2 million. We received proceeds from the sale of property and equipment in the amount of $.2 million and proceeds from the exercise of stock options and related tax benefits in the amount of $3.4 million and $3.1 million, respectively.

On May 25, 2007, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our Amended and Restated Revolving and Term Credit Agreement dated as of November 2001.

The Credit Agreement provides for a $60 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2011. This is an unsecured revolving credit facility, which refinanced outstanding borrowings and is used to provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs. At November 30, 2007, we had $17 million borrowed against the revolving credit facility and letters of credit outstanding in the amount of $10.5 million, resulting in approximately $32.5 million of additional credit available under the revolving credit facility.

The Credit Agreement provides for various financial covenants consisting of a) Minimum Consolidated Net Worth – maintain on a consolidated basis net worth equal to at least the sum of $69.8 million, representing 80% of net worth at February 28, 2007, plus 75% of future net income, b) Maximum Leverage Ratio- maintain on a consolidated basis a Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.0:1.0, c) Fixed Charge Coverage Ratio- maintain on a consolidated basis a Fixed Charge Coverage Ratio of at least 1.5:1.0 and d) Capital Expenditures- not to make Capital Expenditures on a consolidated basis in an amount in excess of $14 million during any fiscal year.

The Credit Agreement provides for an applicable margin ranging from .75% to 1.25% in addition to the Eurodollar Rate and Commitment Fees ranging from .175% to .25% depending on our Leverage Ratio. The applicable margin was .75% at November 30, 2007. The variable interest rate including the applicable margin was 5.78% as of November 30, 2007.

We utilize interest rate protection agreements to moderate the effects of increases, if any, in interest rates by modifying the characteristics of interest obligations on long-term debt from a variable rate to a fixed rate. Presently, we have one outstanding interest rate swap. On March 31, 2006, we entered into an interest rate protection agreement (the “2006 Swap Agreement”) which matures in March 2008, whereby we pay a fixed rate of 5.20% in exchange for a variable 30-day LIBOR rate plus .75% (5.50% at November 30, 2007). At November 30, 2007, the remaining notional amount is $2,750,000. Prior to May 2006, this swap was treated as a cash flow hedge of our variable interest rate exposure. However, we refinanced our Credit Agreement in May 2006, and chose to cease the hedge designation for the 2006 Swap Agreement while not terminating the swap agreement. Since that time, we began recognizing changes in the fair value of this swap directly into earnings, while amortizing the pretax amount included in accumulated other comprehensive income as additional interest income. At November 30, 2007, the fair value of the 2006 Swap Agreement was an asset of $1,800 and a gain of $7,200, net of tax, remains in accumulated other comprehensive income to be amortized as additional interest income. Given the maturity date of this interest rate swap, all amounts in accumulated other comprehensive income are expected to flow through earnings by March 31, 2008.

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

In the Electrical and Industrial Products Segment, we have exposure to commodity pricing for copper, aluminum and steel. Because the Electrical and Industrial Products Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses in customer contracts, although during difficult market conditions these escalation clauses may not be obtainable.

In the Galvanizing Services Segment, we utilize contracts with our zinc suppliers that include protective caps to guard against rising zinc prices. These contracts are normally negotiated each year for a twelve-month term. We also secure firm pricing for natural gas supplies with individual utilities when possible. There are no contracted volume purchase commitments associated with the natural gas or zinc agreements. Management believes these agreements ensure adequate supplies and partially offset exposure to commodity price swings.

We have no contracted volume commitments for any other commodities.

Other

At November 30, 2007, we had outstanding letters of credit in the amount of $10.5 million. These letters of credit are issued to a portion of our customers to cover any potential warranty costs that the customer might incur. In addition, as of November 30, 2007, a warranty reserve in the amount of $1.7 million has been established to offset any future warranty claims.

The following summarizes our operating leases and long-term debt and interest expense for the next five fiscal years.

Fiscal Year	Operating Leases	Long- Term Debt	Interest on Long Term Debt	Total
	(In thousands)
2008	$375	$0	$245	$620
2009	1,589	0	996	2,585
2010	1,983	0	996	2,979
2011	2,043	0	996	3,039
2012	1,969	17,000	235	19,204
Thereafter	10,994	0	0	10,994

Total	$18,953	$17,000	$3,468	$39,421

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues, costs and expenses. Management’s estimates are based on historical experience and various other factors that management believes reasonable under the circumstances, and form the basis for management’s conclusions. Management continually evaluates the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition and impairment of long-lived assets, identifiable intangible assets and goodwill, accounting for income taxes, and stock options and stock appreciation rights. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

Allowance for Doubtful Accounts- The carrying value of our accounts receivable is continually evaluated based on the likelihood of collection. An allowance is maintained for estimated losses resulting from our customer’s inability to make required payments. The allowance is determined by historical experience of uncollected accounts, the level of past due accounts, overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and future expectations of conditions that might impact the collectibility of accounts receivable. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accruals for Contingent Liabilities - The amount we record for estimated claims, such as self insurance programs, warranty and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. Management uses past history and experience, as well as other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than management estimates.

Revenue Recognition –Revenue is recognized for the Electrical and Industrial Products Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting for electrical products built to customer specifications under long term contracts. We recognize revenue for the Galvanizing Services Segment upon completion of the galvanizing process performed on the customers’ material or shipment of this material. Revenue for the Galvanizing Service Segment is typically recognized at completion of the service unless we specifically agree with the customer to hold its material for a predetermined period of time after the completion of the galvanizing process and, in that circumstance, we invoice and recognize revenue upon shipment. Customer advanced payments presented in the balance sheet arise from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion. Contract costs include direct labor and material, and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.

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

Accounting for Income Taxes - We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in deferral and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities.

Stock Options and Stock Appreciation Rights - Our employees are periodically granted stock options or Stock Appreciation Rights by the Compensation Committee of the Board of Directors. In fiscal 2007, we adopted the provisions of SFAS No. 123R, Share-Based Payment. Under the provisions of SFAS No. 123R, the compensation cost of all employee stock-based compensation awards is measured based on the grant-date fair value of those awards and that cost is recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The valuation of stock based compensation awards is complex in that there are a number of variables included in the calculation of the value of the award:

•	Volatility of our stock price
•	Expected term of the option
•	Expected dividend yield
•	Risk-free interest rate over the expected term
•	Expected number of options that will not vest.

We have elected to use a Black-Scholes pricing model in the valuation of our stock options and stock appreciation rights.

These variables are developed using a combination of our internal data with respect to stock price volatility, exercise behavior of option holders and information from outside sources. The development of each of these variables requires a significant amount of judgment. Changes in the values of the above variables will result in different option valuations and, therefore, different amounts of compensation cost.

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

While we believe that existing disclosure controls and procedures have been effective to accomplish their objectives, we intend to continue to examine, refine and document our disclosure controls and procedures and to monitor ongoing developments in this area. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company has been detected.

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

AZZ incorporated
(Registrant)

Date: January 8, 2008	/s/ Dana Perry
Dana Perry, Senior Vice President for Finance
Principal Financial Officer

EXHIBIT

INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3.2	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3.4	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended November 30, 2000).

3.5	Bylaws of AZZ incorporated as restated through November 19, 2007 (incorporated by reference to the Exhibit 3(1) to the Form 8-K filed by the Registrant on November 26, 2007).

4	Form of Stock Certificate for the Company’s $1.00 par value Common Stock (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended November 30, 2003).

10.1	Asset Purchase Agreement dated October 31, 2006, by and among AZZ incorporated, Arbor-Crowley, Inc., Witt Industries, Inc. and Marcy R. Wydman (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the registrant on November 2, 2007).

10.2	Environmental Remediation and Assumption of Liability Agreement date October 31, 2006, by and among AZZ incorporated, Arbor-Crowley, Inc., Witt Industries, Inc. and Marcy R. Wydman (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the registrant on November 2, 2007).

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 4, 2008. Filed herewith.

31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 4, 2008. Filed herewith.

32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 4, 2008. Filed herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 4, 2008. Filed herewith.