Form 10-K
period 2008-02-29
AZZ INC
filed 2008-05-12
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of August 31, 2007 (the last business day of its most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $331,321,585 based on the closing sale price of $28.40 per share as reported on the New York Stock Exchange (For purposes of determining the above stated amount, only the directors, executive officers and 10% or greater shareholders of the registrant have been deemed affiliates; however, this does not represent a conclusion by the registrant that any or all such persons are affiliates of the registrant).

As of February 29, 2008, there were 12,128,972 shares of the registrant’s common Stock ($1.00 par value) outstanding, after giving effect to our two-for-one stock split, effective in the form of a share dividend on May 4, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2008 Annual Meeting of Shareholders to be held July 8, 2008	Part III

AZZ incorporated

YEAR ENDED FEBRUARY 29, 2008

Forward Looking Statements

This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “intend,” “should,” “may,” “believe,” and terms with similar meanings.  Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control.  Those risks, uncertainties, and other factors could cause the actual results to differ materially from those in the forward-looking statements.  Those risks, uncertainties, and factors include, but are not limited to: the level of customer demand for and response to products and services offered by the Company, including demand by the power generation markets, electrical transmission and distribution markets, the general industrial market, and the hot dip galvanizing markets; prices and raw material cost, including the cost of zinc and natural gas, which are used in the hot dip galvanizing process; changes in economic conditions of the various markets the Company serves, both foreign and domestic; customer requested delays of shipments; acquisition opportunities or lack thereof; adequacy of financing; and availability of experienced management employees to implement the Company’s growth strategy.  The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

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

Electrical and Industrial Products Segment

Our Electrical and Industrial Products Segment produces highly engineered specialty electrical products as well as industrial lighting and tubular products, all of which we market and sell both in domestic and international markets. Our electrical products are designed, manufactured and configured to distribute electrical power to and from generators, transformers, switching devices and other electrical configurations and are supplied to the power generation, transmission and distribution markets as well as the general industrial market.  Our industrial products include industrial lighting and tubular products used for petro-chemical and industrial applications. We provide lighting products to the petroleum, food processing, and to industries with unique lighting challenges.  We also provide tubular products to the petroleum industry.

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

We sell this segment's products through manufacturers' representatives, distributors, agents and our internal sales force.  We are not dependent on any single customer for this segment, and the loss of any single customer would not have a material adverse effect on our consolidated revenues or net income.

Backlog of orders for the Electrical and Industrial Products Segment was approximately $134.9 million at February 29, 2008, $120.7 million at February 28, 2007, and $73.8 million at February 28, 2006. The majority of the backlog as of February 29, 2008 should be delivered during the next 18 months.  We believe that the contracts and purchase orders included in the backlog are firm.

We employ a total of 747 people in this segment as of February 29, 2008.

Galvanizing Services Segment

The Galvanizing Services Segment provides hot dip galvanizing to the steel fabrication industry through facilities located throughout the South, Midwest and Southwest United States.    Hot dip galvanizing is a metallurgical process in which molten zinc is applied to a customer's material. The zinc bonding renders a corrosion protection to fabricated steel for extended periods of up to 50 years.  As of February 29, 2008, we operate fourteen galvanizing plants, which are located in Texas, Louisiana, Alabama, Mississippi, Arkansas, Arizona, Indiana and Ohio.

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

We employ a total of 675 people in this segment as of February 29, 2008.

Recent Developments
On March 31, 2008, AZZ incorporated entered into an Asset Purchase Agreement to acquire substantially all of the assets AAA Industries, Inc. The purchase price of the transaction was approximately $83,000,000, subject to adjustment as more fully described in the Asset Purchase Agreement filed on Form 8-K on April 1, 2008. The purchased assets included six galvanizing plants (three plants located in Illinois, one plant located in Indiana, one plant located in Minnesota and one plant located in Oklahoma) and related equipment and supplies.

The purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values.  The resulting goodwill from this transaction is currently estimated at $16 million.  The goodwill estimate is preliminary, pending the results of appraisals, and audit, and further financial analysis.  For the year ended December 31, 2007, AAA Industries, Inc. had sales of approximately $55 million.

Additionally, on March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which the Company issued $100,000,000 aggregate principal amount of its 6.24% unsecured Senior Notes due March 31, 2018 through a private placement (the "Note Offering").  Pursuant to the Note Purchase Agreement, the Company’s payment obligations with respect to the Senior Notes may be accelerated upon any Event of Default, as defined in the Note Purchase Agreement.

In connection with the Note Offering, the Company entered into the Second Amendment to Second Amended and Restated Credit Agreement, (the “Second Amendment”) with Bank of America, N. A. (“Bank of America”), which amended the Second Amended and Restated Credit Agreement by and among the Company, Bank of America and certain other lenders (including Bank of America) dated as of May 25, 2006 (the “Credit Agreement”). The Second Amendment contains the consent of Bank of America to the Note Offering and amended the Credit Agreement to provide that the Note Offering will not constitute a default under the Credit Agreement.

The Senior Notes provide for various financial covenants of a) Minimum Consolidated Net Worth - Maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50% of future net income; b) Maximum Ratio of Consolidated Indebtedness to Consolidated EBITDA – Maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00;  c) Fixed Charge Coverage Ratio – Maintains on a consolidated basis a Fixed Charge Coverage Ratio of at least 2.0:1.0; d) Priority Indebtedness – The Company will not at any time permit aggregate amount of all Priority Indebtedness to exceed 10% of Consolidated Net Worth.  In conjunction with Note Offering, the Credit Agreement with Bank of America was amended to reflect the same debt covenants as presented above.

Executive Officers of the Registrant
Name	Age	Business Experience for Past Five Years Position or Office with Registrant or Prior Employer	Held Since

David H. Dingus	60	President and Chief Executive Officer	2001

Dana L. Perry	59	Senior Vice President of Finance, Chief Financial Officer and Secretary Vice President of Finance, Chief Financial Officer, Asst. Sec.	2004 1992-2004

John V. Petro	62	Senior Vice President Operations, Electrical & Industrial Products Vice President Operations, Electrical & Industrial Products	2006 2001-2006

Clement H. Watson	61	Vice President Sales, Electrical Products	2000

Jim C. Stricklen	59	Vice President, Business and Manufacturing Systems Vice President, Assist Connectivity Technology	2004 2001-2003

Tim E. Pendley	46	Vice President Operations, Galvanizing Services Segment Division Operations Manager	2004 1999-2004

Richard W. Butler	42	Vice President, Corporate Controller Corporate Controller	2004 1999-2004

Robert D. Ruffin	67	Vice President, Human Resources Corporate Director, Human Resources	2005 1999-2005

Ashok E. Kolady	34	Vice President, Business Development Operation, Marketing, & Business Development, Eaton Corp Process Improvement Lead, General Motors Corporation	2007 2004-2007 1999-2004

Each executive officer was elected by the Board of Directors to hold office until the next Annual Meeting or until his successor is elected.  There are no family relationships between the Executive Officers of the Company.

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

Reports and other information concerning our Company are available for inspection and copying at:

New York Stock Exchange
20 Broad Street
New York, New York 10005

Corporate Governance

Our Company’s Board of Directors (the "Board"), with the assistance of its Nominating and Corporate Governance Committee, has adopted Corporate Governance Guidelines that set forth the Board’s policies regarding corporate governance.

In connection with the Board's responsibility to oversee our legal compliance and conduct, the Board has adopted a Code of Ethics, which applies to the Company’s officers, directors and employees.

The Board has adopted charters for each of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  You may review the Corporate Governance Guidelines, our Code of Ethics and our Committee charters under the Heading “Investor Relations,” subheading “Corporate Governance,” on our website at:

http://www.azz.com

You may also obtain a copy of these documents by mailing a request to:

AZZ incorporated
Investor Relations
University Centre I, Suite 200
1300 South University Drive
Fort Worth, TX 76107

Item 1A.                       Risk Factors

Our business is subject to a variety of risks, including the risks described below. While we believe that the risks and uncertainties described below are the most significant risks and uncertainties facing our business, they are not the only ones facing us. Additional risks and uncertainties not known to us or not described below may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be negatively impacted and our future growth could be impacted as well.
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

Our business segments are sensitive to economic downturns

If the general level of economic activity deteriorates from current levels, our customers may delay or cancel new projects. If there is a reduction in demand for our products or services, as a result of a downturn in the general economy, there could be a material adverse effect on price levels and the quantity of goods and services purchased, therefore adversely impacting revenues and results from operations. A number of factors, including financing conditions and potential bankruptcies in the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future and pay for past services.

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

We purchase a wide variety of raw materials for our Electrical and Industrial Products Segment to manufacture our products, including steel, aluminum and copper. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability. In our Galvanizing Service Segment, zinc and natural gas represent a large portion of our cost of sales. The prices of zinc and natural gas are highly volatile. The following factors, which are beyond our control, affect the price of raw materials and natural gas for our business segments: supply and demand; freight costs and transportation availability; inventory levels; trade duties and taxes; and labor disputes. We seek to maintain operating margins by attempting to increase the price of our products and services in response to increased costs, but may not be successful in passing these price increases through to our customers.

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

Our business is subject to numerous federal, state, provincial, local and foreign laws and regulations, including regulations, primarily in our Galvanizing Services Segment, with respect to air emissions, storm water runoff and the generation, handling, storage, transportation, treatment, and disposal of waste materials. Although we believe we are substantially in compliance with all applicable laws and regulations, legal requirements are frequently changed and subject to interpretation, and the presently unpredictable ultimate cost of compliance with these requirements could adversely impact our operations. We may be required to make significant expenditures to comply with governmental laws and regulations. Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, could have a material adverse effect on our results of operations and financial condition.

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

We have a backlog of work in our Electrical and Industrial Products Segment to be completed on contracts.  Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm.  Backlog develops as a result of new business secured, which represents the revenue value of new project commitments received by us during a given period.  Backlog consists of projects which have either (1) not yet been started or (2) are in progress and are not yet complete.  In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed.  From time to time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new business taken.  In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog.  In addition to being unable to recover certain direct costs, we may also incur additional costs resulting from underutilized assets if projects are cancelled.

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

Item 1B. Unresolved Staff Comments

There were no unresolved staff comments as of February 29, 2008.

Item 2.      Properties

The following table sets forth information about the Company's principal facilities, owned or leased, on February 29, 2008:

Location	Land/Acres	Buildings/Sq. Footage	Segment/Occupant

Crowley, Texas	29.7	201,000	Electrical and Industrial Products
Houston, Texas	5.4	61,600	Electrical and Industrial Products
Richland, Mississippi	6.7	58,700	Electrical and Industrial Products
Pittsburg, Kansas	15.3	87,800	Electrical and Industrial Products
Medway, Massachusetts	-	(Leased) 80,863	Electrical and Industrial Products
Fulton, Missouri	-	(Leased) 82,000	Electrical and Industrial Products
Tulsa, Oklahoma	-	(Leased) 66,000	Electrical and Industrial Products
Greenville, South Carolina	-	(Leased) 51,000	Electrical and Industrial Products
Crowley, Texas	28.5	79,200	Galvanizing Services
Houston, Texas	25.2	61,800	Galvanizing Services
Waskom, Texas	10.6	30,400	Galvanizing Services
Beaumont, Texas	12.9	33,700	Galvanizing Services
Moss Point, Mississippi	13.5	16,000	Galvanizing Services
Richland, Mississippi	5.6	22,800	Galvanizing Services
Citronelle, Alabama	10.8	34,000	Galvanizing Services
Goodyear, Arizona	16.8	36,800	Galvanizing Services
Prairie Grove, Arkansas	11.5	34,000	Galvanizing Services
Belle Chasse, Louisiana	9.5	34,000	Galvanizing Services
Port Allen, Louisiana	22.2	48,700	Galvanizing Services
Cincinnati, Ohio	15	81,700	Galvanizing Services
Muncie, Indiana	6.6	50,200	Galvanizing Services
Plymouth, Indiana	40	42,900	Galvanizing Services
Fort Worth, Texas	-	(Leased) 18,600	Corporate Offices

Item 3.                 Legal Proceedings

Environmental Proceedings

We are subject to various environmental protection reviews by state and federal government agencies. We cannot presently determine the ultimate liability, if any, that might result from these reviews or additional clean-up and remediation expenses.  However, as a result of an internal analysis and prior clean-up efforts, we believe that the reviews and any required remediation will not have a material impact on the Company. In order to maintain permits to operate certain of our facilities, we may need to make future capital expenditures for equipment in order to meet new or existing environmental regulations.

Other Proceedings

We are involved from time to time in various suits and claims arising in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 4.                 Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended February 29, 2008.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $1.00 par value, (“Common Stock”) is traded on the New York Stock Exchange and under the symbol  “AZZ”. The following table sets forth the high and low sales prices of our Common Stock on the New York Stock Exchange on a quarterly basis for each of the two fiscal years ended February 29, 2008 and February 28, 2007, all of which have been adjusted to reflect our two-for-one stock split, effected in the form of a stock dividend on May 4, 2007.

	Quarter Ended May 31,		Quarter Ended August 31,		Quarter Ended November 30,		Quarter Ended February 29/28,
Per Share	2007	2006	2007	2006	2007	2006	2008	2007
High	$34.62	$13.00	$41.45	$16.34	$37.41	$21.39	$37.50	$27.77
Low	$18.325	$10.54	$27.14	$10.67	$24.41	$14.56	$25.85	$19.60
Dividends Declared	-	-	-	-	-	-	-	-

The payment of dividends is within the discretion of our Board and will depend on our earnings, capital requirements, operating and financial condition and other factors.  We expect for the foreseeable future to invest substantially all of our earnings in the expansion of our business and reduction of debt.

The approximate number of holders of record of our common stock at May 12, 2008 was 483. See Item 12 of this Report for information regarding securities authorized for issuance under equity compensation plans.

STOCK PRICE PERFORMANCE GRAPH

The following graph illustrates the five-year cumulative total return on investments in our Common Stock, the CRSP Index for NYSE Stock Market (U.S. Companies) and the CRSP Index for NYSE Stocks (SIC 5000-5099 US Companies).  These indices are prepared by the Center for Research in Security Prices of The University of Chicago Graduate School of Business.  AZZ is listed on The New York Stock Exchange and is engaged in two industry segments.  The shareholder return shown below is not necessarily indicative of future performance.  Total return, as shown, assumes $100 invested on February 28, 2003, in shares of AZZ common stock and each index, all with cash dividends reinvested.  The calculations exclude trading commissions and taxes.

Comparison of Five Year-Cumulative Total Returns

Value of $100 Invested on February 28, 2003

For Fiscal Year Ended on the Last Day of February

700
600
500
400
300
200
100
0
Feb-03
Feb-04
Feb-05
Feb-06
Feb-07
Feb-08

Symbol	CRSP Total Returns Index for:	2/03	2/04	2/05	2/06	2/07	2/08
◆	AZZ incorporated	100.0	140.0	141.7	199.4	354.3	619.8
■	CRSP Index for NYSE Stock Market (US Companies)	100.0	140.5	153.3	169.0	192.9	186.1
	CRSP Index for NYSE Stocks (SIC 5000-5099 US Companies)	100.0	145.3	165.5	199.9	203.5	162.3
	Wholesale trade - durable goods

Item 6.                 Selected Financial Data

	Fiscal Year
	2008	2007 (a)	2006	2005	2004
	(In thousands, except per share amounts)
Summary of operations:
Net sales	$320,193	$260,344	$187,184	$152,428	$136,201
Net income	27,688	21,604	7,827	4,812	4,263

Earnings per share:
Basic earnings per common share(b)	$2.30	$1.86	$.70	$.44	$.40
Diluted earnings per common share(b)	2.26	1.82	.69	.44	.39

Total assets	$193,319	$200,908	$141,026	$128,635	$120,026
Long-term debt	-	35,200	14,375	23,875	25,375
Total liabilities	47,163	89,759	53,758	53,316	50,729
Shareholders' equity	146,157	111,148	87,269	75,319	69,298
Working capital	60,299	62,252	27,917	24,839	20,209

Cash provided by operating activities	$38,926	$6,928	$12,794	$6,471	$14,963
Capital expenditures	9,926	10,659	6,602	6,649	3,645
Depreciation & amortization	8,199	6,660	5,720	5,653	5,731
Cash dividend per common share		-	-	-	-

Weighted average shares outstanding (b)	12,013	11,599	11,168	10,888	10,694

(a)	Includes the acquisition of Witt Galvanizing, Inc. on November 1, 2006.
(b)	Adjusted to reflect a two-for-one stock split, effective in the form of a stock dividend on May 4, 2007.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We operate two distinct business segments, the Electrical and Industrial Products Segment and the Galvanizing Services Segment.  The Electrical and Industrial Products Segment serves the power generation, transmission and distribution markets as well as the general industrial market.  As of February 29, 2008, the Galvanizing Services Segment consists of fourteen hot dip-galvanizing facilities located throughout the South, Midwest and Southwest United States that provide galvanizing services to the steel fabrication industry. All per share data in this section have been adjusted to reflect our two-for-one stock split effected May 4, 2007.

For the fiscal year-ended February 29, 2008, we recorded revenues of $320.2 million compared to the prior year’s revenues of $260.3 million.  Approximately 56% of our revenues were generated from the Electrical and Industrial Products Segment and approximately 44% were generated from the Galvanizing Services Segment.  Net income for fiscal 2008 was $27.7 million compared to $21.6 million for fiscal 2007. Net income as a percentage of sales was 8.6% for fiscal 2008 as compared to 8.3% for fiscal 2007.  Earnings per share increased by 24% to $2.26 per share for fiscal 2008 compared to $1.82 per share for fiscal 2007, on a diluted basis.

Results of Operations

Year ended February 29, 2008 (Fiscal 2008) compared with year ended February 28, 2007 (Fiscal 2007)

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

Backlog

Our operations ended fiscal 2008 with a backlog of $134.9 million, an increase of 12% as compared to fiscal 2007 backlog of $120.7 million. All ending backlog relates to our Electrical and Industrial Products Segment. Our book-to-bill ratio was 1.04 to 1 for fiscal 2008 as compared to 1.18 to 1 in the prior year. In fiscal 2008, we continued our efforts to improve our market coverage and expand our served markets. New orders were balanced across our power generation, transmission and distribution, and industrial markets. Incoming orders increased 8% for fiscal 2008 as compared to the same period last year.   The fourth quarter backlog while remaining strong was down when compared to the second quarter and third quarter of fiscal 2008.

Quotations activity and project opportunities continue at a strong pace, however, the timing of release of these orders, particularly large international orders has been slower than desired and has had an adverse impact on our backlog.  Similar to the quarterly variances we have seen over the past two years, we again believe the timing of release of these orders is a timing issue rather than a market correction.

The following table reflects bookings and shipments for fiscal 2008 and 2007.

Backlog Table
(In thousands)
	Period Ending		Period Ending
Backlog	2/28/07	$120,666	2/28/06	$73,765
Bookings		334,403		307,245
Shipments		320,193		260,344
Backlog	2/29/08	$134,876	2/28/07	$120,666
Book to Bill Ratio		1.04		1.18

Revenues

Our consolidated revenues for fiscal 2008 increased by $59.8 million or 23%, as compared to fiscal 2007.

The following table reflects the breakdown of revenue by segment:

	2008	2007
	(In thousands)
Revenue:
Electrical and Industrial Products	$179,181	$150,250
Galvanizing Services	141,012	110,094
Total Revenue	$320,193	$260,344

The Electrical and Industrial Products Segment produces highly engineered specialty products supplied to the power generation, power transmission, power distribution and general industrial markets as well as lighting and tubular products to the industrial and petroleum markets. The segment recorded revenues for fiscal 2008 of $179.2 million, an increase of 19% above fiscal 2007 results of $150.3 million. The increased revenue were generated as a result of a continuation of improved market demand and improved pricing, primarily from our high voltage transmission, power generation and utility distribution market as compared to fiscal 2007. Our challenge is to continue to succeed in our efforts to expand our served markets and product offerings, while maintaining our strong operating performance and management of volatile raw material pricing.

Our Galvanizing Services Segment, which is made up of fourteen hot dip galvanizing facilities as of February 29, 2008, generated revenues of $141 million, a 28% increase from the prior year’s revenues of $110 million.  The increased revenue resulted from a 10% improvement in pricing and 18% increase in the pounds of steel produced in fiscal 2008 as compared to fiscal 2007.  Our acquisition of Witt Galvanizing, Inc. on November 1, 2006, accounted for 68% of the increase in the pounds of steel produced. The remaining 32% increase in volume resulted from increased project work, which was spread across all of our served markets. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	2008	2007
	(In thousands)
Segment Operating Income:
Electrical and Industrial Products	$29,158	$21,301
Galvanizing Services	35,087	31,945
Total Segment Operating Income	$64,245	$53,246

Total segment operating income (see Note 11 to Notes to Consolidated Financial Statements) increased $11 million to $64.2 million in fiscal 2008 as compared to $53.2 million in fiscal 2007. Consolidated operating margins as a percentage of sales were 20% for each of fiscal 2008 and fiscal 2007. The Electrical and Industrial Products Segment generated 45% of the operating income for fiscal 2008, while the Galvanizing Services Segment produced the remaining 55%.

Our continuous improvement programs, combined with aggressive marketing programs, have had a positive impact on our operating results for fiscal 2008.  We believe that these efforts, and the leverage gained from additional volumes have positively impacted our results.

Operating income for the Electrical and Industrial Products Segment increased $7.9 million or 37% for fiscal 2008, to $29.2 million as compared to $21.3 million for fiscal 2007. Operating margins for this segment were 16% for fiscal 2008 as compared to 14% for fiscal 2007. Operating margins and profit improvement are attributable to the leverage gained from increased volumes and pricing actions as a result of favorable market conditions.

Operating income for the Galvanizing Service Segment increased $3.1 million for fiscal 2008, to $35.1 million as compared to $31.9 million for the prior year.  The improved operating results reflect improved market conditions, which generated higher revenues. Operating margins were 25% for fiscal 2008 as compared to 29% for fiscal 2007. Operating margins were lower during fiscal 2008 due to higher FIFO inventory costs of zinc as compared to fiscal 2007.  Due to our First In First Out ("FIFO") cost basis on our zinc inventory, the higher cost for zinc purchased in fiscal 2007 was recognized in fiscal 2008.  While margins were lower for fiscal 2008 as compared to fiscal 2007, favorable market conditions allowed us to maintain margins at levels above our historical margins of 18% to 22%. Increased volatility in future zinc prices could have an effect on future revenues and earnings.  Margins could be negatively impacted by a reduction in pricing if market demand decreases for galvanizing services.

General Corporate Expense

General corporate expenses were $18.9 million for fiscal 2008 and $17.2 million for fiscal 2007. As a percentage of sales, general corporate expenses were 5.9% for fiscal 2008 as compared to 6.6% in fiscal 2007. The increased general corporate expense for fiscal 2008 resulted from increased compensation expense and employee profit sharing expense. Compensation expense increased approximately $1.3 million, as compared to the same period in fiscal 2007, related primarily to our stock appreciation rights program. Profit sharing expense increased $.4 million in fiscal 2008 as compared to same period in the prior year.

Interest

Interest expense for fiscal 2008 was $1.5 million, which is relatively unchanged as compared to February 28, 2007. Total obligations under the Credit Agreement were paid in full as of February 29, 2008, a decrease of $35.2 million as compared to fiscal 2007.

Other (Income) Expense

For fiscal 2008 and 2007, the amounts in other (income) expense (see Note 11 of Notes to Consolidated Financial Statements) were insignificant.

Provision For Income Taxes

The provision for income taxes reflects an effective tax rate of 37% for fiscal 2008 and fiscal 2007.  Increased benefits in our effective tax rate from the American Jobs Creation Act of 2005 were offset by compensation expense that will not be deductible due to the limitations on deductibility established under Section 162(m) of the Internal Revenue Code.

Year ended February 28, 2007 (Fiscal 2007) compared with year ended February 28, 2006 (Fiscal 2006)

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

Backlog

Our operations ended fiscal 2007 with a backlog of $120.7 million, an increase of 64% as compared to fiscal 2006 backlog of $73.8 million. All of our backlog data relate to our Electrical and Industrial Products Segment. Our book-to-bill ratio was 1.18 to 1 for fiscal 2007 as compared to 1.05 to 1 in the prior year. In fiscal 2007, we continued our efforts to improve our market coverage and expand our served markets. The increased backlog reflects improvements in all of our served markets domestically and internationally, particularly in our high voltage transmission products.

The following table reflects bookings and shipments for fiscal 2007 and 2006.

Backlog Table
(In thousands)
	Period Ending		Period Ending
Backlog	2/28/06	$73,765	2/28/05	$64,769
Bookings		307,245		196,180
Shipments		260,344		187,184
Backlog	2/28/07	$120,666	2/28/06	$73,765
Book to Bill Ratio		1.18		1.05

Revenues

The following table reflects the breakdown of revenue by segment:

	2007	2006
	(In thousands)
Revenue:
Electrical and Industrial Products	$150,250	$123,736
Galvanizing Services	110,094	63,448
Total Revenue	$260,344	$187,184

Our consolidated net revenues for fiscal 2007 increased by $73.2 million or 39%, as compared to fiscal 2006.

The Electrical and Industrial Products Segment recorded revenues for fiscal 2007 of $150.3 million, an increase of 21% above fiscal 2006 results of $123.7 million. The increased revenue was generated from continued strong market demand, primarily our high voltage transmission and petroleum markets, and improved market conditions from the power generation market, which had been stagnant for several years. In addition to the improved market conditions, several quick turn projects were completed during the third and fourth quarters of fiscal 2007, which generated increased revenues. The passage of the energy legislation had a positive impact on this segment.

Our Galvanizing Services Segment generated revenues of $110 million, a 74% increase from the prior year’s revenues of $63.4 million.  The increased revenue resulted from a 54% improvement in pricing and a 20% increase in the pounds of steel produced in fiscal 2007 as compared to fiscal 2006.  Our acquisition of Witt Galvanizing, Inc. on November 1, 2006, accounted for 33% of the increase in the pounds of steel produced. The remaining 67% increase in volume resulted from improvements in all of our markets.  The increase in selling price was the result of price increases implemented to offset the rising commodity cost of zinc. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

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

Interest

Interest expense for fiscal 2007 was $1.5 million, a decrease of 11% as compared to $1.7 million in fiscal 2006. The decrease in interest expense resulted from significantly reduced levels of debt for the majority of fiscal 2007.  Additional debt of approximately $13.4 million was added in November 1, 2006, to fund the acquisition of Witt Galvanizing, Inc.   Our total outstanding bank debt was $35.2 million at the end of fiscal 2007, an increase of $15.3 million as compared to $19.9 million at the end of fiscal 2006. In addition to the acquisition of Witt Galvanizing Inc., additional borrowing was required to fund our working capital requirements due to increased business levels.  As a result, our long-term debt to equity ratio was .32 to 1 for fiscal 2007 as compared to .16 to 1 for fiscal 2006.

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

Liquidity and Capital Resources

We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, capital improvements, debt repayment and acquisitions. We believe that working capital, borrowing capabilities, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, and payment of debt and possible future acquisitions.

Our operating activities generated cash flows of approximately $38.9 million, $6.9 million, and $12.8 million during fiscal 2008, 2007, and 2006, respectively.  Cash flow from operations in fiscal 2008 included net income in the amount of $27.7 million, depreciation and amortization in the amount of $8.2 million, and other adjustments to reconcile net income to net cash in the amount of a $.5 million.  Included in other adjustments to reconcile net income to net cash was provision for bad debt, deferred income taxes, gain or loss on the sale of assets and non-cash adjustments. Positive cash flow was recognized due to decreased accounts receivables, inventories, prepaid expenses and increased accrued liabilities in the amount of $11.3 million, $2.1 million, $1 million and $.5 million, respectively. Accounts receivable days outstanding improved with average days outstanding of 49 days for fiscal 2008, as compared to 51 days at fiscal 2007. These positive cash flow items were offset by decreased accounts payable balances and increased revenue in excess of billings in the amount of $9.3 million and $3 million, respectively. The accounts payable reduction decrease is due to less advantageous payment terms from some of our critical material vendors.

Our working capital was $60.3 million at February 29, 2008, as compared to $62.3 million at February 28, 2007.

During fiscal 2008, capital improvements were made in the amount of $9.9 million. The breakdown of capital spending by segment for fiscal 2008, 2007, and 2006 can be found in Note 11 of the Notes to Consolidated Financial Statements.

For fiscal 2008, long-term debt decreased by $35.2 million resulting in no outstanding debt as of February 29, 2008.

We received proceeds from the sale of property and equipment in the amount of $.2 million and proceeds from the exercise of stock options and related tax benefits in the amount of $6.5 million. There were no cash dividends declared or paid in fiscal 2008, and no resumption of a cash dividend is currently anticipated.

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our Amended and Restated Revolving and Term Credit Agreement dated as of November 1, 2001.

The Credit Agreement provides for a $60 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2011. This is an unsecured revolving credit facility, which refinanced outstanding borrowings and is used to provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs. At February 29, 2008, we had no outstanding debt borrowed against the revolving credit facility.  However, we had letters of credit outstanding in the amount of $10.5 million, which left approximately $49.5 million of additional credit available under the revolving credit facility.

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

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which the Company issued $100,000,000 aggregate principal amount of its 6.24% unsecured Senior Notes (the "Notes") due March 31, 2018 through a private placement (the "Note Offering").  Pursuant to the Note Purchase Agreement, the Company’s payment obligations with respect to the Notes may be accelerated upon any Event of Default, as defined in the Note Purchase Agreement.

In connection with the Note Offering, the Company entered into the Second Amendment to Second Amended and Restated Credit Agreement, (the “Second Amendment”) with Bank of America, N. A. (“Bank of America”), which amended the Second Amended and Restated Credit Agreement by and among the Company, Bank of America and certain other lenders (including Bank of America) dated as of May 25, 2006 (the “Credit Agreement”). The Second Amendment contains the consent of Bank of America to the Note Offering and amended the Credit Agreement to provide that the Note Offering will not constitute a default under the Credit Agreement.

The Senior Notes provide for various financial covenants of a) Minimum Consolidated Net Worth - Maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50% of future net income; b) Maximum Ratio of Consolidated Indebtedness to Consolidated EBITDA – Maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00;  c) Fixed Charge Coverage Ratio – Maintains on a consolidated basis a Fixed Charge Coverage Ratio of at least 2.0:1.0; d) Priority Indebtedness – The Company will not at any time permit aggregate amount of all Priority Indebtedness to exceed 10% of Consolidated Net Worth.  In conjunction with Note Offering, the Credit Agreement with Bank of America was amended to reflect the same debt covenants as presented above.

Our current ratio (current assets/current liabilities) was 2.41 to 1 at the end of fiscal 2008, as compared to 2.25 to 1 at the end of fiscal 2007.  Shareholder equity grew 31% during fiscal 2008 to $146.2 million. Long-term debt as a percentage of shareholders’ equity ratio was 0 to 1 at the end of fiscal 2008 as compared to .32 to 1 at the end of fiscal 2007.

We have not experienced significant impacts on our operations from increases in general inflation other than for specific commodities and employee health care costs.  We have exposure to commodity price increases in both segments of our business, primarily copper, aluminum and steel in the Electrical and Industrial Products Segment, and zinc and natural gas in the Galvanizing Services Segment.  We attempt to minimize these increases through escalation clauses in customer contracts for copper, aluminum and steel, when market conditions allow and protective caps purchased on zinc.  In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process and through increases in prices where competitively feasible.

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

Contractual Commitments

Leases

The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. As of February 29, 2008, the future minimum payments required under these operating leases are summarized below.  Rental expense for real estate and personal property was approximately $3,132,000, $2,517,000, and $2,211,000 for fiscal years ended 2008, 2007 and 2006, respectively, and includes all short-term as well as long-term rental agreements.

The following summarizes the Company’s operating leases for the next five years and thereafter.

Operating Leases

2009	$2,203
2010	2,579
2011	2,541
2012	2,296
2013	2,070
Thereafter	13,526
Total	$25,215

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

Other

At February 29, 2008, the Company had outstanding letters of credit in the amount of $10.5 million.  These letters of credit are issued to a portion of the Company’s customers to cover any potential warranty costs that the customer might incur and are in lieu of performance and bid bonds.  In addition, as of February 29, 2008, a warranty reserve in the amount of $1.7 million has been established to offset any future warranty claims.

The Company has been named as a defendant in certain lawsuits in the normal course in business.  It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.  In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on our financial position or results of operations.

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

Impairment of Long-Lived Assets, Identifiable Intangible Assets and Goodwill– We record impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment losses on long-lived assets are measured based on the excess of the carrying amount over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. A significant change in events, circumstances or projected cash flows could result in an impairment of long-lived assets, including identifiable intangible assets. An annual impairment test of goodwill is performed in the fourth quarter of each fiscal year.  The test is calculated using the anticipated future cash flows after tax from our operating segments. Based on the present value of the future cash flows, we will determine whether impairment may exist.  A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs; and availability of experienced labor and management to implement our growth strategies.

Accounting for Income Taxes - We account for income taxes under the provisions of SFAS No. 109, "Accounting For Income Taxes" ("SFAS No. 109").  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.  SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Developing our provision for income taxes requires significant judgment and expertise in deferral and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.  Our judgments and tax strategies are subject to audit by various taxing authorities.

Stock Options and Stock Appreciation Rights - Our employees and directors are periodically granted stock options or Stock Appreciation Rights by the Compensation Committee of the Board of Directors. In fiscal 2007, we adopted the provisions of SFAS No. 123R, Share-Based Payment.  Under the provisions of SFAS No. 123R, the compensation cost of all employee stock-based compensation awards is measured based on the grant-date fair value of those awards and that cost is recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The valuation of stock based compensation awards is complex in that there are a number of variables included in the calculation of the value of the award:

•	Volatility of our stock price
•	Expected term of the option
•	Expected dividend yield
•	Risk-free interest rate over the expected term
•	Expected number of options that will not vest
•	Expected forfeitures

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standard board ("FASB") issued SFAS No. 141, (revised 2007), "Business Combinations" ("SFAS No. 141(R)"), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods.  SFAS No. 141(R) introduces new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after an acquisition.  SFAS No. 141(R) applies to acquisitions on or after March 1, 2009 and will impact the Company's reporting prospectively only.

In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Statements – an amendment of ARB No. 51" ("SFAS No. 160"), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity's balance sheet.  The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings.  The changes introduced by the new standards are likely to affect the planning and execution, as well as the accounting and disclosure, of merger transactions.  The effective date to adopt SFAS No.

160 for us is March 1, 2009 and we do not expect the adoption to have a material effect on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159").  This standard permits an entity to choose to measure many financial instruments and certain items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities:, applies to all entities with available –for-sale and trading securities.  The provisions of SFAS No. 159 are effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  We do not expect the adoption of SFAS No. 159 to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February of 2008, the FASB issued FASB Staff position No. 157-2 which delays the effective date of SFAS No. 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. We are currently in the process of evaluating the impact of the adoption of SFAS no. 157 on our consolidated financial statements.

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

Item 9.                 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers,  as appropriate to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (x) accumulated and communicated to management, including our principal executive and financial officers, as appropriate to show timely decisions regarding required disclosure and (y) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Internal Controls Over Financial Reporting
While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

(a) Report of Management Regarding Internal Control Over Financial Reporting

See management’s report on page 28.

(b) BDO Seidman LLP, our independent public accounting firm, has issued an audit report on our internal control over financial reporting which is included in page 29.

(c) Changes in Internal Controls Over Financial Reporting

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

Information regarding directors of AZZ required by this Item is incorporated by reference to the section entitled “Election of Directors” set forth in the Proxy Statement for our 2008 Annual Meeting of Shareholders.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement for our 2008 Annual Meeting of Shareholders.

Information regarding our audit committee financial experts and code of ethics and business conduct required by this item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Proxy Statement for our 2008 Annual Meeting of Shareholders.

No director or nominee for director has any family relationship with any other director or nominee or with any executive officer of our company.

Item 11.                 Executive Compensation

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Fees Paid to Directors” set forth in our Proxy Statement for our 2008 Annual Meeting of Shareholders.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management” set forth in the Proxy Statement for our 2008 Annual Meeting of Shareholders.

Equity Compensation Plans

The following table provides a summary of information as of February 29, 2008, relating to our equity compensation plans in which our common stock is authorized for issuance. All shares and price data have been adjusted to reflect our two-for-one stock split, effected in the form of a share dividend on May 4, 2007.

Equity Compensation Plan Information:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders (1)	485,292	(3)	$12.78	334,447	(2)
Total	485,292		$12.78	334,447

(1)
Consists of the 2005 Long-Term Incentive Plan, 2001 Long-Term Incentive Plan, the 1998 Incentive Stock Option Plan, the 1997 Non-Statutory Stock Option Grants, and the 1991 Non Statutory Stock Option Plan.  See Note 9, “Stock Options and Other Shareholder Matters” to our “Notes to Consolidated Financial Statements” for further information.

(2)
Consists of shares remaining available for future issuance under the 2005 Long-Term Incentive Plan of 102,114 shares, 2001 Long-Term Incentive Plan of 211,144 shares and the 1997 Non Statutory Stock Option Grants of 18,219 shares.

(3)	The average term of outstanding options and stock appreciation rights is 2.3 years.

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

1999 Independent Director Share Ownership Plan

On January 19, 1999, the Board of Directors established the 1999 Independent Director Share Ownership Plan (as amended, the “Independent Director Plan”).  Each independent Director was granted 1,000 shares of our Common Stock after each annual meeting of the shareholders, after which the director continued in office, beginning with the 1999 Annual Meeting and continuing until the 2005 Annual Meeting, at which time the number of shares granted increased to 2,000 shares.  At the 2007 Annual Meeting the number of shares granted was determined to be the equivalent of $25,000 of stock, based on the stock price at the close of business on the Annual Meeting date, which equated to 683 shares per director.  A total of 100,000 shares were covered by the Plan, of which 5,219 shares remain available under the Plan at February 29, 2008.

2000 Advisory Director Share Ownership Plan

On March 28, 2000, the Board of Directors established the 2000 Advisory Director Share Ownership Plan (the “Advisory Director Plan”).  Under that Plan, Advisory Directors receive a grant of 1,000 shares of Common Stock of the Company after each annual shareholders meeting after which they continue to serve as an Advisory Director until they receive a total of 10,000 shares, including shares received while serving as an active member of the Board of Directors.  A total of 20,000 shares were covered by the Plan, of which, 13,000 shares remain available under the Plan at February 29, 2008. The Board has no Advisory Directors at the present time and has no current plans to add Advisory Directors in the future.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions” and “Director Independence” set forth in the Proxy Statement for our 2008 Annual Meeting of Shareholders.

PART IV

Item 14.    Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the sections entitled “Other Business – Independent Auditor Fees” and “Other Business – Pre-approval of Non-audit Fees” set forth in our Proxy Statement for our 2008 Annual Meeting of Shareholders.

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

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits beginning on page 54, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 5/9/2008	By: /s/ David H. Dingus
David H. Dingus, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

/s/David H. Dingus	/s/ Dana L. Perry
David H. Dingus, Principal Executive Officer and Director	Dana L. Perry, Principal Financial Officer and Director

/s/Daniel R. Feehan	/s/ Richard Butler
Daniel R. Feehan, Director	Richard Butler, Vice President and Controller, Principal Accounting Officer

/s/Martin C. Bowen	/s/Peter A. Hegedus
Martin C. Bowen, Director	Peter A. Hegedus, Director

/s/Daniel E. Berce	/s/Dr. H. Kirk Downey
Daniel E. Berce, Director	Dr. H. Kirk Downey, Chairman of the Board and Director

/s/Sam Rosen	/s/Kevern R. Joyce
Sam Rosen, Director	Kevern R. Joyce, Director

Index to Consolidated Financial Statements and Schedules

		Page
1	Consolidated Financial Statements

	Management’s Report on Internal Controls Over Financial Reporting	28

	Report of Independent Registered Public Accounting Firm	29-31

	Consolidated Statements of Income for the years ended February 29, 2008, February 28, 2007, and February 28, 2006	32

	Consolidated Balance Sheets as of February 29, 2008 and February 28, 2007	33-34

	Consolidated Statements of Cash Flows for the years ended February 29, 2008, February 28, 2007, and February 28, 2006	35-36

	Consolidated Statements of Shareholders' Equity for the years ended February 29, 2008, February 28, 2007, and February 28, 2006	37

	Notes to Consolidated Financial Statements	38-52

2.	Consolidated Financial Statements Schedule

	Schedule II – Valuation and Qualifying Accounts and Reserves	53

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control- Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, "COSO". Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was effective as of February 29, 2008.  BDO Seidman, LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is in included at page 29.

Report of Independent Registered Public Accounting Firm

 Board of Directors and Shareholders
 AZZ incorporated
 Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of AZZ incorporated as of February 29, 2008 and February 28, 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the two year period ended February 29, 2008. Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. We have also audited AZZ incorporated's internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AZZ incorporated’s management is responsible for these financial statements, financial statement schedule, maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements, financial statement schedule and express an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AZZ incorporated as of February 29, 2008 and February 28, 2007 and the results of its operations and its cash flows for each of the years in the two year period ended February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, AZZ incorporated maintained, in all material respects, effective internal control over financial reporting as of February 29, 2008, based on the COSO criteria.

In addition, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 effective March 1, 2007. In addition, the Company changed its method of accounting for share-based payment arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-based Payment, effective March 1, 2006.

/s/ BDO Seidman, LLP

Dallas, Texas
May 9, 2008

Report of Independent Registered Public Accounting Firm

 Board of Directors and Shareholders
 AZZ incorporated
 Fort Worth, Texas

We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of AZZ incorporated for the year ended February 28, 2006.  Our audit also included the financial statement schedule listed in the Index at Item 15A.2 for the year ended February 28, 2006.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of AZZ incorporated and its cash flows for the year ended February 28, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the financial statement schedule for the year ended February 28, 2006, referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP

Fort Worth, Texas
April 14, 2006

AZZ incorporated
CONSOLIDATED STATEMENTS OF INCOME

Years ended February 29, 2008, February 28, 2007 and February 28, 2006

	2008	2007		2006

Net sales	$320,193,104		$260,343,667	$187,184,093
Costs and expenses:
Cost of sales	239,651,058		193,411,001	149,855,108
Selling, general, and administrative	36,261,642		31,948,452	23,898,755
Net (gain) loss from sale of or insurance settlement on property, plant and equipment	32,211		(586,001)	22,208
Interest expense	1,494,731		1,495,442	1,689,169
Other income	(1,079,431)		(524,973)	(312,346)
	276,360,211		225,743,921	175,152,894

Income before income taxes and accounting changes	43,832,893		34,599,746	12,031,199
Income tax expense	16,145,304		12,910,182	4,204,312

Income before cumulative effect of changes in accounting principles	$27,687,589		$21,689,564	$7,826,887

Cumulative effect of change in accounting principles (net of tax of $50,667)	-		(85,344)	-

Net Income	$27,687,589		$21,604,220	$7,826,887

Earnings per common share:
Basic earnings per share before effect of change in accounting	$2.30		$1.87	$.70
Cumulative effect of change in accounting	-	$	( .01)	-
Basic earnings per share after effect of change in accounting	$2.30		$1.86	$.70

Diluted earnings per share before effect of change in accounting	$2.26		$1.83	$.69
Cumulative effect of change in accounting	-	$	( .01)	-
Diluted earnings per share after effect of change in accounting	$2.26		$1.82	$.69

Weighted average number common shares	12,012,789		11,599,428	11,168,156
Weighted average number common shares and potentially dilutive common shares	12,227,212		11,838,612	11,316,084

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED BALANCE SHEETS

February 29, 2008 and February 28, 2007

Assets	2008	2007

Current assets:
Cash and cash equivalents	$2,226,941	$1,703,092
Accounts receivable, net of allowance for doubtful accounts of $630,000 in 2008 and $670,000 in 2007	38,901,577	50,277,554
Inventories	43,426,468	45,487,266
Costs and estimated earnings in excess of billings on uncompleted contracts	13,044,076	8,286,324
Deferred income tax assets	4,391,398	4,224,294
Prepaid expenses and other	1,004,383	1,988,834
Total current assets	102,994,843	111,967,364

Property, plant, and equipment, at cost:
Land	2,992,863	2,992,863
Buildings and structures	36,763,402	31,981,329
Machinery and equipment	46,783,600	43,183,977
Furniture, fixtures, software and computers	8,548,747	8,395,328
Automotive equipment	1,871,116	1,927,445
Construction in progress	2,936,578	4,790,693
	99,896,306	93,271,635
Less accumulated depreciation	(51,611,396)	(46,643,316)
Net property, plant, and equipment	48,284,910	46,628,319

Goodwill	40,962,104	40,962,104
Other assets	1,077,423	1,349,791

Total Assets	$193,319,280	$200,907,578

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED BALANCE SHEETS

February 29, 2008 and February 28, 2007

Liabilities and Shareholders' Equity	2008	2007

Current liabilities:
Accounts payable	$16,035,932	$25,316,165
Income tax payable	706,966	688,000
Accrued salaries and wages	4,919,804	5,025,508
Other accrued liabilities	10,285,285	9,298,370
Customer advance payment	2,115,330	2,900,702
Billings in excess of costs and estimated earnings on uncompleted contracts	3,798,179	2,067,945
Compensation expense related to stock appreciation rights	4,834,325	4,418,233
Total current liabilities	42,695,821	49,714,923

Long-term debt due after one year	-	35,200,000

Deferred income taxes	4,466,834	4,844,405

Commitments and Contingencies

Shareholders' equity:
Common stock, $1 par value; 25,000,000 shares authorized; 12,609,160 shares issued at February 29, 2008 and February 28, 2007	12,609,160	12,609,160
Capital in excess of par value	16,369,938	11,086,703
Retained earnings	119,549,115	91,861,526
Cumulative other comprehensive income	-	28,621
Less common stock held in treasury, at cost (480,188 shares in 2008 and 954,996 shares in 2007)	(2,371,588)	(4,437,760)
Total shareholders' equity	146,156,625	111,148,250

	$193,319,280	$200,907,578

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended February 29, 2008, February 28, 2007 and February 28, 2006

	2008	2007	2006
Cash flows from operating activities:
Net income	$27,687,589	$21,604,220	$7,826,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,998,899	6,478,441	5,535,362
Amortization	199,981	181,203	184,304
Non-cash compensation expense	845,346	763,957	141,200
Non-cash interest expense	13,580	155,841	166,696
Provision for doubtful accounts	111,171	450,796	(596,205)
Deferred income tax expense (benefit)	(529,264)	(1,127,389)	477,126
Cumulative effect of change in accounting principle	-	85,344	-
Net (gain) loss on insurance settlement or sale of property, plant and equipment	50,914	(586,001)	22,208
Effects of changes in operating assets and liabilities:
Accounts receivable	11,264,808	(16,126,028)	(5,471,524)
Inventories	2,060,797	(17,413,761)	(4,531,439)
Prepaid expenses and other assets	999,226	(402,038)	(798,315)
Net change in billings related to costs and estimated earnings on uncompleted contracts	(3,027,519)	(6,118,020)	2,233,416
Accounts payable	(9,280,234)	8,686,064	3,352,880
Other accrued liabilities and income taxes	530,896	10,294,892	4,251,174

Net cash provided by operating activities	38,926,190	6,927,521	12,793,770

Cash flows from investing activities:
Proceeds from the sale or insurance settlement of property, plant and equipment	219,795	749,118	658,480
Acquisition of subsidiaries, net of cash acquired	-	(13,425,967)	-
Purchases of property, plant and equipment	(9,926,198)	(10,658,561)	(6,601,824)

Net cash used in investing activities	(9,706,403)	(23,335,410)	(5,943,344)

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended February 29, 2008, February 28, 2007 and February 28, 2006

	2008	2007		2006

Cash flows from financing activities:
Payments on revolving loan	(35,200,000)		(11,640,482)		(15,000,000)
Proceeds from exercise of stock options	3,450,413		1,260,940		3,391,691
Tax benefits from stock options exercised	3,053,649		266,096		-
Payments on long-term debt	-		(12,375,000)		(5,500,000)
Proceeds from revolving loan	-		39,340,482		11,000,000

Net cash provided by (used in) financing activities	(28,695,938)		16,852,036		(6,108,309)

Net increase (decrease) in cash and cash equivalents	523,849		444,147		742,117

Cash and cash equivalents at beginning of year	1,703,092		1,258,945		516,828

Cash and cash equivalents at end of year	$2,226,941	$	$ 1,703,092	$	$ 1,258,945

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,672,214	$	$ 1,310,138	$	$ 1,460,495

Income taxes	$13,726,926		$13,849,408	$	$ 2,468,057

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended February 29, 2008, February 28, 2007 and February 28, 2006

	Common Stock		Capital in	Retained	Cumulative Other	Treasury	Total
			excess of	earnings	Comprehensive	Stock
	Shares	Amount	par value		Income (Loss)
Balance at February 29, 2005	12,609,160	$12,609,160	$7,809,573	$62,430,418	$(55,485)	$(7,474,489)	$75,319,177
Exercise of stock options			1,241,758			2,149,933	3,391,691
Stock compensation			66,720			74,480	141,200
Federal income tax deducted on stock options			489,975				489,975
Comprehensive income: Net income				7,826,887			7,826,887
Other comprehensive income, net of tax: Unrealized gain on market value of interest rate swaps, net of $56,401 of income tax					99,711		99,711
Comprehensive income							7,926,598
Balance at February 28, 2006	12,609,160	$12,609,160	$9,608,026	$70,257,305	$44,226	$(5,250,076)	$87,268,641
Exercise of stock options			523,105			737,836	1,260,941
Stock compensation			689,477			74,480	763,957
Federal income tax deducted on stock options			266,095				266,095
Comprehensive income: Net income				21,604,221			21,604,221
Other comprehensive income, net of tax: Unrealized gain (loss) on market value of interest rate swaps, net of ($8,403) of income tax					(15,605)		(15,605)
Comprehensive income							21,588,616
Balance at February 28, 2007	12,609,160	$12,609,160	$11,086,703	$91,861,526	$28,621	$(4,437,760)	$111,148,250
Exercise of stock options			1,384,240			2,066,172	3,450,412
Stock compensation			845,346				845,346
Federal income tax deducted on stock options			3,053,649				3,053,649
Comprehensive income: Net income				27,687,589			27,687,589
Other comprehensive income, net of tax: Unrealized gain (loss) on market value of interest rate swaps, net of ($15,411) of income tax					(28,621)		(28,621)
Comprehensive income							27,658,968
Balance at February 29, 2008	12,609,160	$12,609,160	$16,369,938	$119,549,115	-	$(2,371,588)	$146,156,625

See accompanying notes to the consolidated financial statements.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.       Summary of significant accounting policies

Organization—AZZ incorporated (the “Company”) operates primarily in the United States of America. Information about the Company’s operations by segment is included in Note 11 to the consolidated financial statements.

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

Use of estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s diversity by virtue of two operating segments, the number of customers, and the absence of a concentration of trade accounts receivable in a small number of customers. The Company performs continual evaluations of the collectibility of trade accounts receivable and allowance for doubtful accounts based upon historical losses, economic conditions and customer specific events.  After all collection efforts are exhausted and the account is deemed uncollectible, it is written off against the allowance for doubtful accounts. The Company’s net credit losses in 2008, 2007 and 2006 were approximately $151,000, $181,000 and $366,000, respectively. Collateral is usually not required from customers as a condition of sale.

Revenue recognition—The Company recognizes revenue for the Electrical and Industrial Products Segment  upon transfer of title and risk to customer, or based upon the percentage-of-completion method of accounting for electrical products built to customer specifications under long-term contracts. We recognize revenue for the Galvanizing Services Segment upon completion of the galvanizing process performed on the customers’ material or shipment of this material. Revenue for the Galvanizing Service Segment is typically recognized at completion of the service unless we specifically agree with the customer to hold its material for a predetermined period of time after the completion of the galvanizing process and, in that circumstance, we invoice and recognize revenue upon shipment.  Customer advanced payments presented in the balance sheet arise from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method.  The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion.  Contract costs include direct labor and material, and certain indirect costs.  Selling, general and administrative costs are charged to expense as incurred.  Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are able to be determined.  The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated

Cash and cash equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, deposits with banks and all highly liquid investments with an original maturity of three months or less.

Shipping and handling cost – The shipping and handling cost are shown net (gross collection less actual cost) within net sales on the Consolidated Statements of Income.

Inventories— Cost is determined principally using a weighted-average method for the Electrical and Industrial Products Segment and the first-in-first-out (FIFO) method for the Galvanizing Services Segment.

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

Long-lived assets, intangible assets and goodwill — Purchased intangible assets included on the balance sheet as other assets are comprised of customer lists, backlogs and non-compete agreements. Such intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from two to fifteen years.  The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets.  In those situations, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset's fair value, generally determined based upon discounted estimates of future cash flows.  For goodwill, the Company performs an annual impairment test in the fourth quarter of each year or as indicators are present.

Debt issue costs - Debt issue costs, included in other assets, are expensed using the effective interest rate method over the term of the debt.

Income taxes — Income tax expense is based on the liability method. Under this method of accounting, deferred tax assets and liabilities are recognized based on differences between financial accounting and income tax basis of assets and liabilities using presently enacted tax rates and laws.

Stock-based compensation — The Company has granted stock options or stock appreciation rights for a fixed number of shares to employees and directors.

Prior to March 1, 2006, we accounted for stock options granted to our employees and directors under the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted by FASB statement No. 123, “Accounting for Stock-Based Compensation.” For our stock options, no stock based compensation expense was recognized in our financial statements prior to March 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock at the date of grant. Effective March 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under this method, compensation cost recognized for fiscal 2007 and fiscal 2008 includes compensation cost of $145,000 and $6,000, respectively, for share-based payments granted prior to, but not yet vested as of, February 28, 2006, based on the grant date fair value estimated in

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accordance with the original provisions of Statement 123.  As of February 29, 2008, all shares had vested and related compensation cost has been recognized.

We also began granting stock appreciation rights, or SARs, in the first quarter of fiscal 2005 as part of our stock-based compensation plans. The SARs granted in fiscal 2005 and fiscal 2006 will be settled in cash.  Prior to March 1, 2006, we accounted for these SAR grants under the recognition and measurement provisions of APB Opinion No. 25, which required expense to be recognized equal to the amount by which the quoted market value exceeded the original grant price on a mark-to-market basis. Therefore, we recognized $757,000 of compensation expense prior to February 28, 2006.  On March 1, 2006, as required under the provisions of Statement 123R, those SARs granted prior to, but not yet vested as of, February 28, 2006, were recorded at their fair value estimated in accordance with Statement 123R, and a cumulative effect of change in accounting principle was recorded in the amount of $85,300, net of tax. Additional compensation expense for these SARs in the amount of $4.8 million for fiscal 2008 and $3.5 million was recorded for fiscal 2007 based on their fair value in accordance with Statement 123R. To date $9.2 million of compensation expense has been recognized for these SARs. The grants for fiscal 2005 were fully vested on February 28, 2007 and were paid in cash during the second quarter ended August 31, 2007 in the amount of $4.4 million.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123R to options and SARs granted under our stock-based compensation plans for fiscal 2006. For the purpose of this pro forma disclosure, the value is estimated using a Black-Scholes option-pricing formula and amortized to expense over the option’s vesting periods.

2006

Reported net income	$7,827
Recognized Compensation, net of tax	570
Compensation expense per SFAS No.123R, net of tax	(981)
Pro forma net income for SFAS No. 123R	$7,417

Reported earnings per common share:
Basic	$.70
Diluted	$.69

Compensation expense per SFAS No 123R:
Basic	$(.04)
Diluted	$(.03)

Pro forma earnings per common share:
Basic	$.66
Diluted	$.66

On June 1, 2006, we granted 234,160 SARs to be settled in stock. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met.  These qualify for equity treatment under SFAS 123R.  The weighted average fair value of SARs granted on June 1, 2006 was determined to be $2.92 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 27.81% and expected life of 3 years. Compensation expense related to the June 1, 2006 grant was $392,000 for fiscal 2007 and $152,000 for fiscal 2008. As of February 29, 2008, we had unrecognized cost of $139,000 related to June 1, 2006 SARs grants.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 1, 2007, we granted 147,740 SARs to be settled in stock. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met and qualify for equity treatment under SFAS 123R. The weighted average fair value of SARs granted on March 1, 2007, was determined to be $5.535 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 29.52% and expected life of 3 years. During the second quarter ended August 31, 2007, the vesting date of 5,920 Stock Appreciation Rights was accelerated due to the retirement of two of the Company’s directors.  Compensation expense in the amount of $512,000 was recognized during fiscal 2008. We had unrecognized cost of $306,000 related to the March 1, 2007 SARs grants. See Note 9, stock options and other shareholder matters for additional information on stock based compensation plans.

Financial instruments — The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of financial instruments approximate the amount of their carrying value.

Derivative financial instruments— From time to time, the Company uses derivatives to manage interest rate risk. The Company’s policy is to use derivatives for risk management purposes only, which includes maintaining the ratio between the Company’s fixed and floating rate debt obligations that management deems appropriate, and prohibits entering into such contracts for trading purposes. The Company enters into derivatives only with counterparties (primarily financial institutions) which have substantial financial wherewithal to minimize credit risk. The amount of gains or losses from the use of derivative financial instruments has not been and is not expected to be material to the Company’s consolidated financial statements. As of February 29, 2008, the Company had no derivative financial instruments.

Warranty reserves – Within other accrued liabilities, a reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products.  Management periodically reviews the reserves, and adjustments are made accordingly. A provision for warranty on products is made on the basis of the Company’s historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following is a roll-forward of amounts accrued for warranty reserves:

Warranty Reserve (in thousands)
Balance at February 28, 2005	$1,005
Warranty costs incurred	(1,050)
Additions charged to income	1,147
Balance at February 28, 2006	$1,102
Warranty costs incurred	(888)
Additions charged to income	1,364
Balance at February 28, 2007	$1,578
Warranty costs incurred	(1,034)
Additions charged to income	1,188
Balance at February 29, 2008	$1,732

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standard board ("FASB") issued SFAS No. 141, (revised 2007), "Business Combinations" ("SFAS No. 141(R)"), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods.  SFAS No. 141(R) introduces new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after an acquisition.  SFAS No. 141(R) applies to acquisitions on or after March 1, 2009 and will impact the Company's reporting prospectively only.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Statements – an amendment of ARB No. 51" ("SFAS No. 160"), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity's balance sheet.  The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings.  The changes introduced by the new standards are likely to affect the planning and execution, as well as the accounting and disclosure, of merger transactions.  The effective date to adopt SFAS No. 160 for us in March 1, 2009 and we do not expect the adoption to have a material effect on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159").  This standard permits an entity to choose to measure many financial instruments and certain items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities":, applies to all entities with available –for-sale and trading securities.  The provisions of SFAS No. 159 are effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February of 2008, the FASB issued FASB Staff position No. 157-2 which delays the effective date of SFAS No. 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. We are currently in the process of evaluating the impact of the adoption of SFAS no. 157 on our consolidated financial statements.

2.	Inventories

Inventories consist of the following:
	2008	2007
	(In thousands)
Raw materials	$26,555	$31,724
Work-in-process	14,182	11,458
Finished goods	2,689	2,305
	$43,426	$45,487

3.	Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	2008	2007
	(In thousands)
Costs incurred on uncompleted contracts	$47,469	$27,593
Estimated earnings	19,195	12,497
	66,664	40,090
Less billings to date	57,418	33,872
	$9,246	$6,218

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts noted above are included in the accompanying consolidated balance sheet under the following captions:

	2008	2007
	(In thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$13,044	$8,286
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,798)	(2,068)
	$9,246	$6,218

4.	Other accrued liabilities

Other accrued liabilities consist of the following:
	2008	2007
	(In thousands)
Accrued warranty	$1,732	$1,578
Group medical insurance	550	780
Profit sharing	3,900	3,105
Commissions	1,251	922
Other	2,852	2,913
	$10,285	$9,298

5.	Employee benefit plans

The Company has a trustee profit sharing plan and 401(k) plan covering substantially all of its employees. Under the provisions of the plan, the Company contributes amounts as authorized by the Board of Directors. Total contributions to the profit sharing plan, which included the Company’s 401(k) matching, were $4,871,000 for 2008, $3,832,000 for 2007, and $528,000 for 2006.

6.	Income taxes

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability are as follows:

	2008	2007
	(In thousands)
Deferred income tax assets:
Employee related items	2,606	2,245
Inventories	182	226
Accrued warranty	650	592
Accounts receivable	236	251
Other	717	910
Total deferred income tax assets	4,391	4,224

Deferred income tax liabilities:
Depreciation methods and property basis differences	(1,458)	(1,744)
Other assets and goodwill	(3,008)	(3,100)
Total deferred income tax liabilities	(4,466)	(4,844)
Net deferred income tax liabilities	$(75)	$(620)

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes, including tax effect of change in accounting principle, consists of:

	2008	2007	2006
	(In thousands)
Federal:
Current	$15,171	$12,536	$3,467
Deferred	(486)	(1,062)	484
State:
Current	1,503	1,451	260
Deferred	(43)	(65)	(7)
	$16,145	$12,860	$4,204

A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows:

	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	34.0%
Expenses not deductible for tax purposes	.2	.3	.6
State income taxes, net of federal income tax benefit	2.1	2.5	1.8
Benefit of section 199, manufacturing deduction	(1.7)	(1.1)	(.8)
Other	1.2	.6	(.6)
Effective income tax rate	36.8%	37.3%	35.0%

7.	Intangible assets and goodwill

Goodwill and intangible assets with indefinite lives are not amortized but are subject to annual impairment tests.  Other intangible assets with finite lives continue to be amortized over their useful lives.

The Company completed its annual impairment analysis of goodwill on December 31st of each year.  As a result the Company determined that there was no impairment of goodwill.

In addition to other miscellaneous assets, the Company classifies its intangible assets other than goodwill in other assets on the consolidated balance sheet.

Intangible assets consisted of the following:

	2008	2007
	(In thousands)
Customer related intangibles	$765	$765
Non-compete agreements	1,183	1,183
	1,948	1,948
Less accumulated amortization	961	761
	$987	$1,187

Accumulated amortization related to customer related intangibles and non-compete agreements were $118,000 and $843,000 respectively, at February 29, 2008 and $30,000 and $731,000, respectively, at February 28, 2007.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded amortization expenses for Fiscal 2008, 2007 and 2006 in the amount of $200,000, $181,000 and $184,000, respectively.  The following table projects the estimated amortization expense for the five succeeding fiscal years and thereafter.

(In thousands)
2009	$200
2010	151
2011	98
2012	98
2013	98
Thereafter	342
Total	$987

8.	Earnings per share

Basic earning per share is based on the weighted average number of shares outstanding during each year. Diluted earnings per share were similarly computed but have been adjusted for the dilutive effect of the weighted average number of stock options and equity stock appreciation rights outstanding.  The shares and earnings per share have been adjusted to reflect our two-for-one stock split, effected in the form of a share dividend on May 4, 2007.

The following table sets forth the computation of basic and diluted earnings per share:

	2008	2007	2006
	(In thousands, except share and per share amounts)
Numerator:
Income before cumulative effect of changes in accounting principles	$27,688	$21,689	$7,827
Cumulative effect of accounting change	-	(85)	-
Net income for basic and diluted earnings per common share	$27,688	$21,604	$7,827

Denominator:
Denominator for basic earnings per common share - weighted-average shares	12,012,789	11,599,428	11,168,156

Effect of dilutive securities:
Stock options/Equity SARs	214,423	239,184	147,928

Denominator for diluted earnings per common share - adjusted weighted- average shares	12,227,212	11,838,612	11,316,084

Earnings per share basic and diluted:
Before cumulative effect of change in accounting principles
Basic earnings per common share	$2.30	$1.87	$.70
Diluted earnings per common share	$2.26	$1.83	$.69
After cumulative effect of change in accounting principles
Basic earnings per common share	$2.30	$1.86	$.70
Diluted earnings per common share	$2.26	$1.82	$.69

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. At the end of fiscal years 2008, 2007 and 2006, there were none, none, and 588,456, stock options, respectively, outstanding with exercise prices greater than the average market price of common shares.

9.	Stock options and other shareholder matters

During fiscal 2006, the Company adopted the AZZ incorporated 2005 Long-Term Incentive Plan (“2005 Plan”). The purpose of the 2005 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees and directors restricted stock, performance awards, stock appreciation rights and options to purchase common stock of the Company. The maximum number of shares that may be issued under the 2005 Plan is 500,000 shares. On June 1, 2006, 234,160 SARs were issued under the 2005 Plan with an exercise price of $11.55. These awards qualify for equity treatment in accordance with SFAS 123R. These stock appreciation rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met. The weighted average fair value of SARs granted on June 1, 2006 was determined to be $2.915 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 27.81% and expected life of 3 years. During the second quarter ended August 31, 2007, the vesting date of 22,720 Stock Appreciation Rights was accelerated due to the retirement of two directors and one employee. Compensation expense related to the June 1, 2006 grant was $392,000 for fiscal 2007. Additional compensation in the amount of $152,000 was recognized during fiscal 2008. As of February 29, 2008, we had unrecognized cost of $139,000 related to the June 1, 2006 SAR grants.

On March 1, 2007, 147,740 Stock Appreciation Rights were issued under the 2005 Plan with an exercise price of $19.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met and qualify for equity treatment under SFAS 123R. The weighted average fair value of SARs granted on March 1, 2007, was determined to be $5.535 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 29.52% and expected life of 3 years. During the second quarter ended August 31, 2007, the vesting date of 5,920 Stock Appreciation Rights was accelerated due to the retirement of two of the Company’s directors.  Compensation expense in the amount of $512,000 was recognized during fiscal 2008. As of February 29, 2008, we had unrecognized cost of $306,000 related to the March 1, 2007 SAR grants.

During fiscal 2002, the Company adopted the AZZ incorporated 2001 Long-Term Incentive Plan (“2001 Plan”).  The purpose of the 2001 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors restricted stock and options to purchase common stock of the Company. The maximum number of shares that may be issued under the 2001 Plan is 1.5 million shares. In conjunction with the adoption of the 2001 Plan, all options still available for issuance under pre-existing option plans were terminated. At February 29, 2008, 132,032 vested options were outstanding under the 2001 Plan and exercisable at prices ranging from $4.215 to $12.125 per share. Options under the 2001 Plan vest from immediately upon issuance to ratably over a period of three to five years and expire at various dates through March 2013. There were no new options or Stock Appreciation Rights granted under the 2001 plan during fiscal 2008.

During fiscal 2008, 2007 and 2006, the Company granted its directors and advisory directors 4,781, 16,000 and 16,000 shares of the Company’s common stock for each of the fiscal years, respectively.  Stock compensation expense was recognized with regard to these grants in the amount of $175,000 for fiscal 2008, $227,000 for fiscal 2007, and $141,000 for fiscal 2006.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On April 7, 2005, the Company implemented Stock Appreciation Rights Plans (the “Plans”) for its key employees and directors. The purpose of the Plans is to enable the Company to attract and retain qualified key employees and directors by offering to them the opportunity to share in increases in the value of the Company to which they contribute. The Company made grants under the Plans in fiscal 2005 and fiscal 2006. The grants outstanding were 207,660 for fiscal 2006 grants as of February 29, 2008. The grants for fiscal 2005 were fully vested on February 28, 2007 and were paid in cash during the second quarter ended August 31, 2007 in the amount of $4.4 million.  The fiscal 2006 rights fully vested on February 29, 2008.  The value of each vested right will be paid in cash for rights vesting on the Company’s earnings release date for the fiscal year ended February 29, 2008, and shall be equal to the excess, if any, (i) of the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the public release of financial results for the period ended February 29, 2008, over (ii) the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the Company’s year end earnings release date, which was $7.98 per share for the fiscal 2006 grants.  To determine the cash payment, the excess in the average stock price will be multiplied by the number of Stock Appreciation Rights granted to each participant. The value of rights vesting before the normal vesting date will be measured by reference to the price of the Common Stock during a period at or near the accelerated vesting date. The Company recognized $4.4 million for compensation expense related to the Stock Appreciation Rights Plans prior to February 28, 2007.  Additional compensation expense related to these Stock Appreciation Rights Plans in the amount of $4.8 million was recognized during fiscal 2008 in accordance with FAS 123R.  To date $9.2 million of compensation expense has been recognized for these Stock Appreciation Rights.

A summary of the Company’s stock option and equity settled Stock Appreciation Rights activity and related information is as follows:

	2008		2007		2006
	Options/ SAR’s	Weighted Average Exercise Price	Options/ SAR’s	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	825,590	$8.92	754,776	$7.90	1,368,178	$7.77
Granted	147,740	19.885	234,160	11.55	-	-
Exercised	(488,038)	8.41	(158,504)	7.96	(461,858)	7.35
Forfeited	0	N/A	(4,842)	8.80	(151,544)	8.34
Outstanding at end of year	485,292	$12.78	825,590	$8.92	754,776	$7.90

Exercisable at end of year	248,572	$10.68	620,834	$8.78	588,270	$8.57

Weighted average fair value for the fiscal year indicated of options and SARs granted during such year		$5.534		$2.915		N/A

The aggregate intrinsic value of the equity settled Stock Appreciation Rights and stock options for the outstanding shares/ stock appreciation rights and exercisable shares/ stock appreciation rights at February 29, 2008 were $11 million and $6.2 million, respectively.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes additional information about stock options and stock appreciation rights outstanding at February 29, 2008.

Range of Exercise Prices	Total Shares/ SAR’s	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares / SAR’s Currently Exercisable	Weighted Average Exercise Price

$4.215 - $5.545	43,764	4.54	$4.66	43,764	$4.66
$7.70 - $8.80	87,568	4.03	$8.32	87,568	$8.32
$11.55 - $19.885	353,960	1.70	$14.89	117,240	$14.68
$4.125 - $19.885	485,292	2.38	$12.78	248,572	$10.68

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

As of February 29, 2008, the Company has approximately 845,409 and 11,905,548 shares, respectively reserved for future issuance under the stock option plans and the shareholder rights plan.

10.       Long-term debt

Long-term debt consists of the following:	2008	2007
	(In thousands)

Revolving line of credit with bank, due May 25, 2011	-	$35,200
	-	35,200
Less amount due within one year		-
	-	$35,200

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our Amended and Restated Revolving and Term Credit Agreement dated as of November 1, 2001.

The Credit Agreement provides for a $60 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2011. This is an unsecured revolving credit facility, which refinanced outstanding borrowings and is used to provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs. At February 29, 2008, we had no outstanding debt borrowed against the revolving credit facility and letters of credit outstanding in the amount of $10.5 million, which left approximately $49.5 million of additional credit available under the revolving credit facility.

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

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Credit Agreement provides for an applicable margin ranging from .75% to 1.25% over the Eurodollar Rate and Commitment Fees ranging from .175% to .25% depending on our Leverage Ratio. The applicable margin was .75% at February 29, 2008.

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

Information regarding operations and assets by segment is as follows:
	2008	2007	2006
Net sales:	(In thousands)
Electrical and Industrial Products	$179,181	$150,250	$123,736
Galvanizing Services	141,012	110,094	63,448
	$320,193	$260,344	$187,184
Segment Operating income (a):
Electrical and Industrial Products	$29,158	$21,301	$11,357
Galvanizing Services	35,087	31,945	12,676
Total Segment Operating Income	64,245	53,246	24,033

General corporate expenses (b)	18,890	17,074	10,218
Interest expense	1,495	1,496	1,689
Other (income) expense, net (c)	27	76	95
	20,412	18,646	12,002
Income before income taxes and accounting changes	$43,833	$34,600	$12,031

Depreciation and amortization:
Electrical and Industrial Products	$2,375	$1,826	$1,734
Galvanizing Services	5,004	4,001	3,295
Corporate	820	988	857
	$8,199	$6,815	$5,886

Expenditures for acquisitions, net of cash, and property, plant and equipment:
Electrical and Industrial Products	$4,998	$5,425	$1,395
Galvanizing Services	4,662	17,990	2,581
Corporate	266	669	2,626
	$9,926	$24,084	$6,602
Total assets:
Electrical and Industrial Products	$114,722	$112,822	$84,266
Galvanizing Services	72,083	81,076	50,160
Corporate	6,514	7,010	6,600
	$193,319	$200,908	$141,026

Goodwill:
Electrical and Industrial Products	$30,997	$30,997	$30,997
Galvanizing Services	9,965	9,965	9,965
	$40,962	$40,962	$40,962

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Leases

The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. As of February 29, 2008, the future minimum payments required under these operating leases are summarized in the below table.  Rental expense for real estate and personal property was approximately $3,132,000, $2,517,000, and $2,211,000 for fiscal years ended 2008, 2007 and 2006, respectively, and includes all short-term as well as long-term rental agreements.

The following summarizes the Company’s operating leases for the next five years and thereafter.

Operating Leases

2009	$2,203
2010	2,579
2011	2,541
2012	2,296
2013	2,070
Thereafter	13,526
Total	$25,215

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

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other

At February 29, 2008, the Company had outstanding letters of credit in the amount of $10.5 million.  These letters of credit are issued to a portion of the Company’s customers to cover any potential warranty costs that the customer might incur and in lieu of performance and bid bonds.  In addition, as of February 29, 2008, a warranty reserve in the amount of $1.7 million has been established to offset any future warranty claims.

The Company has been named as a defendant in certain lawsuits in the normal course in business.  It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.  In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on our financial position or results of operations.

13.	Quarterly financial information, unaudited (in thousands, except per share amounts)

	Quarter ended
	May 31, 2007	August 31, 2007	November 30, 2007	February 29, 2008
2008
Net sales	$75,377	$81,606	$86,593	$76,617
Gross profit	19,169	21,241	20,224	19,908
Net income	4,146	8,122	8,092	7,328
Basic earnings per common share	.35	.67	.67	.60
Diluted earnings per common share	.34	.66	.66	.60

	Quarter ended
	May 31, 2006	August 31, 2006	November 30, 2006	February 28, 2007
2007
Net sales	$52,453	$62,882	$65,361	$79,648
Gross profit	13,745	17,031	17,115	19,042
Net income	4,126	5,279	5,245	6,954
Basic earnings per common share	.36	.46	.45	.60
Diluted earnings per common share	.35	.45	.44	.58

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

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the real property located in Muncie, Indiana, the Company, Subsidiary, Witt Galvanizing-Muncie, Inc. and Wydman entered into an Environmental Remediation and Assumption of Liability Agreement pursuant to which Wydman assumed certain potential environmental liabilities with respect to the Site and agreed to perform voluntary remediation of pre-existing pollution conditions at the Site.  Remediation of the preexisiting environmental conditions are the responsibility and obligation of the Seller.

15.       Subsequent Events

On March 31, 2008, AZZ incorporated entered into an Asset Purchase Agreement to acquire substantially all of the assets AAA Industries, Inc. The purchase price of the transaction was approximately $83,000,000, subject to adjustment as more fully described in the Asset Purchase Agreement filed with the SEC on Form 8-K on April 1, 2008. The purchased assets included six galvanizing plants (three plants located in Illinois, one plant located in Indiana, one plant located in Minnesota and one plant located in Oklahoma) and related equipment and supplies.

The purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values.  The resulting goodwill from this transaction is currently estimated at $16 million.  The goodwill estimate is preliminary, pending the results of appraisals, and audit, and further financial analysis.  For the year ended December 31, 2007, AAA Industries, Inc. had sales of approximately $55 million.

Additionally, on March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which the Company issued $100,000,000 aggregate principal amount of its 6.24% unsecured Senior Notes due March 31, 2018 through a private placement (the "Note Offering").  Pursuant to the Note Purchase Agreement, the Company’s payment obligations with respect to the Senior Notes may be accelerated upon any Event of Default, as defined in the Note Purchase Agreement.

In connection with the Note Offering the Company entered into the Second Amendment to Second Amended and Restated Credit Agreement, (the “Second Amendment”) with Bank of America, N. A. (“Bank of America”), which amended the Second Amended and Restated Credit Agreement by and among the Company, Bank of America and certain other lenders (including Bank of America) dated as of May 25, 2006 (the “Credit Agreement”). The Second Amendment contains the consent of Bank of America to the Note Offering and amended the Credit Agreement to provide that the Note Offering will not constitute a default under the Credit Agreement.

The Senior Notes provide for various financial covenants of a) Minimum Consolidated Net Worth - Maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50% of future net income; b) Maximum Ratio of Consolidated Indebtedness to Consolidated EBITDA – Maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00;  c) Fixed Charge Coverage Ratio – Maintains on a consolidated basis a Fixed Charge Coverage Ratio of at least 2.0:1.0; d) Priority Indebtedness – The Company will not at any time permit aggregate amount of all Priority Indebtedness to exceed 10% of Consolidated Net Worth.  In conjunction with Note Offering the Credit Agreement with Bank of America was amended to reflect the same debt covenants as presented above.

Schedule II
AZZ incorporated

Valuation and Qualifying Accounts and Reserves
(in thousands)

		Year Ended
	February 29, 2008	February 28, 2007	February 28, 2006 (a)
Allowance for Doubtful Accounts

Balance at Beginning of year	$670	$400	$1,362
Additions charged or credited to income	111	451	(596)
Balances written off, net of recoveries	(151)	(181)	(366)
Balance at end of year	$630	$670	$400

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

3(4)	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).
3(5)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report Form 8-K filed by the Registrant on November 27, 2007).
4	Form of Stock Certificate for the Company’s $1.00 par value Common Stock (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant August 31, 2000).
10(1)	Second Amended and Restated Credit Agreement with Bank of America, N.A., dated May 25, 2006 (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the Registrant on May 26, 2006).
10(2)
First Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated February 28, 2007 (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the Registrant on March 1, 2007).

11	Computation of Per Share Earnings (see Note 8 to the Consolidated Financial Statements). Filed Herewith.
14	Code of Ethics. The Company’s Code of Business Conduct and Ethics may be accessed via the Company’s Website at www.azz.com.
21	Subsidiaries of Registrant. Filed Herewith.
23.1	Consent of BDO Seidman LLP. Filed Herewith.
23.2	Consent of Ernst & Young LLP. Filed Herewith.
31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 9, 2008. Filed Herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 9, 2008. Filed Herewith.
32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2008. Filed Herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2008. Filed Herewith.