Form 10-Q
period 2008-06-27
AZZ INC
filed 2008-06-27
CIK 8947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at May 31, 2008:
Common Stock, $1.00 par value per share	12,137,216 shares

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item 1.                    Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	05/31/08	02/29/08
ASSETS	(UNAUDITED)

CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$14,217,001	$2,226,941
ACCOUNTS RECEIVABLE (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS)	66,968,540	38,901,577
INVENTORIES
RAW MATERIAL	35,907,291	26,554,997
WORK-IN-PROCESS	13,847,913	14,182,685
FINISHED GOODS	1,956,455	2,688,786
COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS	14,631,856	13,044,076
DEFERRED INCOME TAXES	4,625,330	4,391,398
PREPAID EXPENSES AND OTHER	2,999,222	1,004,383

TOTAL CURRENT ASSETS	155,153,608	102,994,843

PROPERTY, PLANT AND EQUIPMENT, NET	83,170,898	48,284,910
GOODWILL	56,536,045	40,962,104
OTHER ASSETS	18,913,514	1,077,423

	$313,774,065	$193,319,280
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$21,133,012	$16,035,932
INCOME TAX PAYABLE	5,051,044	706,966
ACCRUED SALARIES AND WAGES	3,285,879	4,919,804
OTHER ACCRUED LIABILITIES	14,661,652	15,119,610
CUSTOMER ADVANCE PAYMENT	4,111,802	2,115,330
BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	3,090,635	3,798,179

TOTAL CURRENT LIABILITIES	51,334,024	42,695,821

LONG-TERM DEBT DUE AFTER ONE YEAR	100,000,000	-
DEFERRED INCOME TAXES	5,314,254	4,466,834

SHAREHOLDERS' EQUITY:
COMMON STOCK, $1 PAR VALUE, SHARES AUTHORIZED-25,000,000, SHARES ISSUED 12,609,160	12,609,160	12,609,160

CAPITAL IN EXCESS OF PAR VALUE	17,175,819	16,369,938
RETAINED EARNINGS	129,671,680	119,549,115
LESS COMMON STOCK HELD IN TREASURY, AT COST (471,944 SHARES AT MAY 31, 2008 AND 480,188 SHARES AT FEBRUARY 29, 2008)	(2,330,872)	(2,371,588)

TOTAL SHAREHOLDERS' EQUITY	157,125,787	146,156,625

	$313,774,065	$193,319,280

See Accompanying Notes to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1.                    Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS

	THREE MONTHS ENDED
	5/31/08	5/31/07
	(UNAUDITED)	(UNAUDITED)

NET SALES	$99,958,257	$75,377,033

COSTS AND EXPENSES
COST OF SALES	73,689,403	56,208,362
SELLING, GENERAL AND ADMINISTRATIVE	9,856,521	12,004,319
INTEREST EXPENSE	1,120,788	535,124
NET (GAIN) LOSS ON SALE OR INSURANCE SETTLEMENT OF PROPERTY, PLANT AND EQUIPMENT	2,607	3,363
OTHER EXPENSE (INCOME)	(483,767)	(194,773)
	84,185,552	68,556,395

INCOME BEFORE INCOME TAXES	15,772,705	6,820,638
INCOME TAX EXPENSE	5,650,140	2,674,183

NET INCOME	$10,122,565	$4,146,455

EARNINGS PER COMMON SHARE
BASIC EARNINGS PER SHARE	$0.83	$0.35

DILUTED EARNINGS PER SHARE	$0.82	$0.34

See Accompanying Notes to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION
Item I.                    Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	THREE MONTHS ENDED
	5/31/08	5/31/07
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$10,122,565	$4,146,455

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR DOUBTFUL ACCOUNTS	97,330	(48,671)
AMORTIZATION AND DEPRECIATION	3,038,930	1,946,882
DEFERRED INCOME TAX BENEFIT	613,488	(172,089)
NET (GAIN) LOSS ON SALE OR INSURANCE SETTLEMENT OF PROPERTY, PLANT & EQUIPMENT	2,607	3,363
NON-CASH COMPENSATION EXPENSE	752,637	389,723

EFFECTS OF CHANGES IN ASSETS & LIABILITIES:
ACCOUNTS RECEIVABLE	(20,204,960)	7,682,689
INVENTORIES	1,741,741	(1,039,924)
PREPAID EXPENSES AND OTHER	(1,895,232)	280,597
OTHER ASSETS	(2,010,886)	(39,007)
NET CHANGE IN BILLINGS RELATED TO COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS	(2,295,322)	(2,145,064)
ACCOUNTS PAYABLE	4,543,599	(6,425,471)
OTHER ACCRUED LIABILITIES AND INCOME TAXES	3,609,295	3,088,211

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,884,208)	7,667,694

CASH FLOWS USED FOR INVESTING ACTIVITIES:
PROCEEDS FROM SALE OR INSURANCE SETTLEMENT OF PROPERTY, PLANT, AND EQUIPMENT	4,453	90,453
PURCHASE OF PROPERTY, PLANT AND EQUIPMENT	(4,753,304)	(2,774,722)
ACQUISITION OF SUBSIDIARIES, NET OF CASH ACQUIRED	(81,470,840)	-

NET CASH USED IN INVESTING ACTIVITIES	(86,219,691)	(2,684,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	21,506	2,980,648
EXCESS TAX BENEFITS FROM STOCK OPTIONS EXERCISES	72,453	1,909,460
PAYMENTS ON REVOLVING LOAN	-	(7,500,000)
PROCEEDS FROM LONG TERM DEBT	100,000,000	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	100,093,959	(2,609,892)

NET INCREASE IN CASH & CASH EQUIVALENTS	11,990,060	2,373,533

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,226,941	1,703,092

CASH & CASH EQUIVALENTS AT END OF PERIOD	$14,217,001	$4,076,625

SUPPLEMENTAL DISCLOSURES
CASH PAID FOR INTEREST	$62,728	$654,455

CASH PAID FOR INCOME TAXES	$540,802	$686,058

See Accompanying Notes to Condensed Consolidated Financial Statements

AZZ incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

1.	Basis of presentation.

These interim unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission “SEC”.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2008 included in the Company’s Annual Report on Form 10-K covering such period.  For purposes of the report, “AZZ”, the “Company”, “we”, “our”, “us” or similar reference means AZZ incorporated and our consolidated subsidiaries.

Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends.  For example, the fiscal year that ended February 29, 2008 is referred to as fiscal 2008.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of May 31, 2008, and the results of its operations for the three-month periods ended May 31, 2008 and 2007, and cash flows for the three-month periods ended May 31, 2008 and 2007.

2.	Earnings per share.

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.  The shares and earnings per share have been adjusted to reflect our two-for-one stock split, effected in the form of a share dividend on May 4, 2007.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended May 31,
	2008	2007
	(Unaudited)
	(In thousands except share and per share data)
Numerator: Net income for basic and diluted earnings per common share	$10,123	$4,146

Denominator: Denominator for basic earnings per common share –weighted average shares	12,134,848	11,785,073
Effect of dilutive securities: Employee and Director stock options	154,825	239,693
Denominator for diluted earnings per common share	12,289,673	12,024,766

Earnings per share basic and diluted:
Basic earnings per common share	$.83	$.35
Diluted earnings per common share	$.82	$.34

3.             Stock-based Compensation.

On April 7, 2005, the Company implemented Stock Appreciation Rights Plans (the “Plans”) for its key employees and directors. The purpose of the Plans is to enable the Company to attract and retain qualified key employees and directors by offering to them the opportunity to share in increases in the value of the Company to which they contribute. The Company made grants under the Plans in fiscal 2006. There were 207,660 fiscal 2006 grants outstanding as of May 31, 2008. The grants for fiscal 2006 were fully vested on February 29, 2008 and will be paid in cash during the second quarter ended August 31, 2008.   The value of each vested right will be paid in cash for rights vesting on the Company’s earnings release date for the fiscal year ended February 29, 2008, and shall be equal to the excess, if any, (i) of the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the public release of financial results for the period ended February 29, 2008, over (ii) the average of the closing prices of a share of Common Stock on the New York Stock Exchange for those days on which it trades during the ninety calendar days immediately following the Company’s year end earnings release date, which was $7.98 per share for the fiscal 2006 grants.  To determine the cash payment, the excess in the average stock price will be multiplied by the number of Stock Appreciation Rights granted to each participant. The value of rights vesting before the normal vesting date will be measured by reference to the price of the Common Stock during a period at or near the accelerated vesting date. The Company recognized $4.8 million for compensation expense related to the fiscal 2006 Stock Appreciation Rights Plan prior to February 28, 2008.  A reduction in compensation expense related to the fiscal 2006 Stock Appreciation Rights Plan in the amount of $.2 million was recognized during the three month period ended May 31, 2008 in accordance with FAS 123R as these stock appreciation rights qualify for liability treatment and are marked to market each reporting period. To date $4.6 million of compensation expense has been recognized for these Stock Appreciation Rights.

During fiscal 2006, the Company adopted the AZZ incorporated 2005 Long-Term Incentive Plan (“2005 Plan”). The purpose of the 2005 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees and directors restricted stock, performance awards, stock appreciation rights (“SARs” or “Stock Appreciation Rights”) and options to purchase Common Stock of the Company. The maximum number of shares that may be issued under the 2005 Plan is 500,000 shares. On June 1, 2006, 234,160 SARs were issued under the 2005 Plan with an exercise price of $11.55. As of May 31, 2008, 209,920 SARs were outstanding due to the accelerated vesting of 24,240 SARs as a result of the retirement of two directors and two employees.  These awards qualify for equity treatment in accordance with FAS 123R. These stock appreciation rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met. The weighted average fair value of SARs granted on June 1, 2006 was determined to be $2.915 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 27.81% and expected life of 3 years.  Compensation expense related to the June 1, 2006 grant was $392,000 and $152,000 for fiscal 2007 and fiscal 2008, respectively. Additional compensation in the amount of $38,000 was recognized during the three month period ended May 31, 2008. As of May 31, 2008, we had unrecognized cost of $101,000 related to the June 1, 2006 SAR grants.

On March 1, 2007, 147,740 Stock Appreciation Rights were issued under the 2005 Plan with an exercise price of $19.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met and qualify for equity treatment under SFAS 123R. The weighted average fair value of SARs granted on March 1, 2007, was determined to be $5.535 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 29.52% and expected life of 3 years.  As of May 31, 2008, 140,840 SARs were outstanding due to the accelerated vesting of 6,900 SARs as a result of the retirement of two directors and one employee. Compensation expense in the amount of $512,000 was recognized during fiscal 2008. Additional compensation expense in the amount of $56,000 was recognized in the three month period ended May 31, 2008. We had unrecognized cost of $250,000 related to the March 1, 2007 SAR grants as of May 31, 2008.

On March 1, 2008, 129,800 Stock Appreciation Rights were issued under the 2005 Plan with an exercise price of $35.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met and qualify for equity treatment under SFAS 123R. The weighted average fair value of SARs granted on March 1, 2008, was determined to be $11.80 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 41.81% and expected life of 3 years.  Compensation expense in the amount of $659,000 was recognized in the three month period ended May 31, 2008. We had unrecognized cost of $873,000 related to the March 1, 2008 SAR grants as of May 31, 2008.

4.	Segments.

We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 29, 2008.  Information regarding operations and assets by segment is as follows:

	Three Months Ended May 31,
	2008	2007
	(unaudited)
	(In thousands)
Net Sales:
Electrical and Industrial Products	$52,006	$40,873
Galvanizing Services	47,952	34,504
	$99,958	$75,377

Segment Operating Income (a):
Electrical and Industrial Products	$7,932	$6,344
Galvanizing Services	13,358	8,611
Total Segment Operating Income	$21,290	$14,955

General Corporate Expense (b)	$4,558	$7,592
Interest Expense	1,121	535
Other (Income) Expense, Net (c)	(162)	7
	$5,517	$8,134

Income Before Taxes	$15,773	$6,821

Total Assets:
Electrical and Industrial Products	$135,565	$111,173
Galvanizing Services	154,341	79,186
Corporate	23,868	9,228
	$313,774	$199,587

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

5.           Warranty reserves.

A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within accrued liabilities on the consolidated balance sheet.  Management periodically reviews the reserves and makes adjustments accordingly.  Warranties cover such factors as non-conformance to specifications and defects in material and workmanship.  The following table shows changes in the warranty reserves since the end of fiscal 2007:

Warranty Reserve
(Unaudited)
($ In thousands)

Balance at February 28, 2007	$1,578
Warranty costs incurred	(1,034)
Additions charged to income	1,188
Balance at February 29, 2008	$1,732
Warranty costs incurred	(179)
Additions charged to income	209
Balance at May 31, 2008	$1,762

6.	Acquisition.

On March 31, 2008, AZZ incorporated entered into an Asset Purchase Agreement to acquire substantially all of the assets of AAA Industries, Inc. The purchase price of the transaction was approximately $81,500,000, subject to adjustment as more fully described in the Asset Purchase Agreement filed on our current report on Form 8-K on April 2, 2008. The purchased assets included six galvanizing plants (three plants located in Illinois, one plant located in Indiana, one plant located in Minnesota and one plant located in Oklahoma) and related equipment and supplies.

The following table summarizes the preliminary purchase price allocation as of the date of acquisition:

Current Assets	$18,086
Property and Equipment	$32,934
Intangible Assets	$16,070
Goodwill	$15,574
Total Assets	$82,664
Current Liabilities	$(1,193)
Cost of Acquisition, Net of Cash Received	$81,471

Of the $16.1 million of intangible assets acquired, $1.8 million, $1.2 million and $13.1 million was assigned to non-compete agreements, trade names and customer relationships, respectively. These intangible assets are being amortized and have a weighted average life of 13.8 years. Goodwill of $15.6 million arising from the acquisition will be allocated to the Galvanizing Services Segment and will be deductible for income tax purposes.

The following pro forma information is based on the assumption the acquisition took place on March 1, 2007 for the income statement for the three month period ended May 31, 2007 and 2008.

	Unaudited 5/31/08	Unaudited 5/31/07

Net Sales	$104,508,163	$89,179,827

Net Income	10,152,950	5,103,876

Earnings Per Common Share
Basic Earnings Per Share	0.84	0.43
Diluted Earnings Per Share	0.83	0.42

7.            Subsequent events.

On June 26, 2008, we announced the signing of an asset purchase agreement with Chriscot Holdings, Ltd, a privately held company, to acquire substantially all of the assets related to Blenkhorn and Sawle, Ltd., headquartered in St. Catharines, Ontario, Canada.  The acquisition is effective July 1, 2008.   The purchase price is approximately $14 million in cash plus assumption of certain current liabilities. Blenkhorn and Sawle has been a premier supplier of electrical equipment since 1948.  As a custom turn-key solutions provider and certified professional engineering house they have supplied products to the major utility companies, oil and gas, mining, industrial as well as nuclear power industry.  The acquisition will compliment AZZ’s current product offering and expand served markets. This acquisition should provide additional potential for continued growth and expansion of the Electrical and Industrial Products Segment of AZZ incorporated.

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

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2008 Annual Report on Form 10-K, as well as with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

We have two operating segments as defined in our Annual Report on Form 10-K for the year-ended February 29, 2008. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment.  We use revenue by segment and segment operating income to evaluate our segments.  Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment.  The other (income) expense items included in segment operating income are generally insignificant.  For a reconciliation of segment operating income to pretax income, see Note 4 to our quarterly consolidated financial statements included in this report.

Revenues

Our backlog was $141.8 million as of May 31, 2008, an increase of $6.9 million or 5%, as compared to $134.9 million at February 29, 2008.  All of our backlog data relates to our Electrical and Industrial Products Segment. Our book-to-ship ratio was 1.07 to 1 for the first quarter ended May 31, 2008, as compared to 1.32 to 1 for the same period in the prior year.  Incoming orders increased 7% over the same period a year ago. The increase in incoming orders during the first quarter of fiscal 2009 over the same quarter in fiscal 2008 was due to increased domestic orders from primarily the utility power generation and distribution markets. Orders included in the backlog are represented by contracts and purchase orders that we believe to be firm. The following table reflects our bookings and shipments on a quarterly basis for the three-month period ended May 31, 2008, as compared to the same period in the prior fiscal year.

Backlog Table
(In thousands)

	Period Ending		Period Ending
Backlog	2/29/08	$134,876	2/28/07	$120,666
Bookings		106,834		99,483
Shipments		99,958		75,377
Backlog	5/31/08	$141,752	5/31/07	$144,772
Book to Ship Ratio		1.07		1.32

The following table reflects the breakdown of revenue by segment:

	Three Months Ended
	5/31/2008	5/31/2007
	(In thousands)
Revenue:
Electrical and Industrial Products	$52,006	$40,873
Galvanizing Services	47,952	34,504
Total Revenue	$99,958	$75,377

For the three-month period ended May 31, 2008, consolidated net revenues were $100 million, a 33% increase as compared to the same period in fiscal 2008. For the quarter ended May 31, 2008, the Electrical and Industrial Products Segment contributed 52% of the Company’s revenues, and the Galvanizing Services Segment accounted for the remaining 48% of the combined revenues. The Electrical and Industrial Products Segment contributed 54% of the Company’s revenues, and the Galvanizing Services Segment accounted for the remaining 46% of the combined revenues for the three month period ended May 31, 2007.

Revenues for the Electrical and Industrial Products Segment increased $11.1 million or 27% for the three-month period ended May 31, 2008, as compared to the same period in fiscal 2007. The increased revenues were generated as a result of a continuation of improved market demand, primarily from our high voltage transmission, power generation and utility distribution and energy infrastructure market as compared to the same period in fiscal 2008.

Revenues in the Galvanizing Services Segment increased $13.4 million or 39% for the three-month period ended May 31, 2008, as compared to the same period in fiscal 2008.  Revenues for the first quarter were favorably impacted with the acquisition of AAA Industries, Inc. as well as increased production levels in our existing facilities. Of the 39% increase in revenues, 70% was attributable the acquisition of AAA Industries, Inc. and 30% attributable increased production levels in our existing facilities. Revenues from our acquisition of AAA Industries, Inc. on April 1, 2008, were $9.4 million.  Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended
	5/31/2008	5/31/2007
	(In thousands)
Segment Operating Income:
Electrical and Industrial Products	$7,932	$6,344
Galvanizing Services	13,358	8,611
Total Operating Income	$21,290	$14,955

Our total operating income increased 42% for the three-month period ended May 31, 2008, to $21.3 million as compared to $15 million for the same period in fiscal 2008.

Segment operating income in the Electrical and Industrial Products Segment increased 25% for the three-month period ended May 31, 2008, to $7.9 million as compared to $6.3 million for the same period in fiscal 2008. Increased operating profit resulted from higher volumes as a result of favorable market conditions. Operating margins were 15.3% as compared to 15.5% for the same period in fiscal 2008.

In the Galvanizing Services Segment, operating income increased 55% for the three-month period ended May 31, 2008, to $13.4 million as compared to $8.6 million for the same period in fiscal 2008. Operating margins increased to 27.9% for the three-month period ended May 31, 2008, as compared to 25% for the same period in fiscal 2008. The increased operating income during the first quarter ended May 31, 2008, as compared to the same period last year resulted from higher volumes, primarily from our acquisition of AAA Industries, Inc., and lower costs for zinc. Margins in future quarters could be negatively impacted by a reduction in pricing if market demand decreases for galvanizing services.

General Corporate Expenses

General corporate expenses, (see Note 4 to consolidated financial statements) not specifically identifiable to a segment, for the three-month period ended May 31, 2008, were $4.6 million compared to $7.6 million for the same period in fiscal 2008.  As a percentage of sales, General Corporate expenses were 4.6% for the three-month period ended May 31, 2008, as compared to 10.1% for the same period in fiscal 2008. General Corporate expenses were lower due to decreased compensation expenses related to our stock appreciation rights.  Compensation expense related to these Stock Appreciation Rights Plans was $4.3 million lower for the three month period ended May 31, 2008, as compared to the same period in fiscal 2008.

Other (Income) Expense

For the three-month period ended May 31, 2008, the amounts in other (income) expense not specifically identifiable with a segment (see Note 4 to consolidated financial statements) were insignificant.

Interest

Net interest expense for the three-month period ended May 31, 2008 increased 109% as compared to the same period in fiscal 2008 to $1.1 million. Interest expense increased due to higher levels of debt resulting from a $100 million Note Purchase Agreement entered into by the Company pursuant to which the Company issued $100 million aggregate principle amount of it’s 6.24% unsecured Senior Notes.  As of May 31, 2008, we had outstanding long term debt of $100 million, an increase of $72.3 million, as compared to $27.7 million at the end of the same period in fiscal 2008. The increase in debt resulted from the acquisition of AAA Industries, Inc. on March 31, 2008.  Our long-term debt to equity ratio was .64 to 1 at May 31, 2008, as compared to .23 to 1 for the same period in fiscal 2008.

Income Taxes

The provision for income taxes reflects an effective tax rate of 36% for the three-month period ended May 31, 2008, as compared to an effective tax rate of 39% for the same period in fiscal 2008. The income tax rate decreased for the first quarter of fiscal 2009 due to increased utilization of the IRS credit related to the American Jobs Creation Act of 2005 as a result of the increased rate of the credit for fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have met our cash needs through a combination of cash flows from operating activities and financial institution borrowings.  Our cash requirements are generally for operating activities, capital improvements, debt repayment and acquisitions.  Management believes that working capital, borrowing capabilities and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, scheduled debt payments and possible future acquisitions for the remainder of fiscal 2009.

Net cash used by operations was $1.9 million for the three-month period ended May 31, 2008, as compared to $7.7 million provided from operations for the same period in the prior fiscal year. Cash flow from operations for the quarter ended May 31, 2008, included $10.1 million in net income, $3 million in depreciation and amortization of intangibles, and other adjustments to reconcile net income to net cash in the amount of $1.5 million.  Included in other adjustments to reconcile net income to net cash was provision for bad debt, deferred income taxes, gain or loss on the sale of assets and non-cash adjustments. Positive cash flow was recognized due to decreased inventories in the amount of $1.7 million and increased accounts payable and accrued liabilities in the amount of $4.5 million and $3.6 million, respectively.  These positive cash flow items were offset by increases in accounts receivables, other assets, prepaid expenses and revenues in excess of billings in the amount of $20.2 million, $2 million, $1.9 million and $2.3 million, respectively. The increase in accounts receivables is due to the 30% increase in revenues for the quarter ended May 31, 2008, as compared to the quarter ended February 29, 2008. Accounts receivable days outstanding improved to 46 days for the quarter ended May 31, 2008, as compared to 49 days at February 29, 2008.  Working capital increased to $103.8 million as of May 31, 2008, as compared to $60.3 million at February 29, 2008.

For the three-month period ended May 31, 2008, cash flow was used to make capital improvements of $4.8 million and fund the acquisition of AAA Industries Inc. in the amount of $81.5 million. Debt increased by $100 million from the issuance of Senior Notes to fund the acquisition of AAA Industries Inc.

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our Amended and Restated Revolving and Term Credit Agreement dated as of November 2001.

The Credit Agreement provides for a $60 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2011. This is an unsecured revolving credit facility to be used to provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs. At May 31, 2008, we had no outstanding debt borrowed against the revolving credit facility.  However, we had letters of credit outstanding in the amount of $10.2 million, which left approximately $49.8 million of additional credit available under the revolving credit facility.

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which the Company issued $100,000,000 aggregate principal amount of its 6.24% unsecured Senior Notes (the "Notes") due March 31, 2018 through a private placement (the "Note Offering").  Pursuant to the Note Purchase Agreement, the Company’s payment obligations with respect to the Notes may be accelerated upon any Event of Default, (as defined in the Note Purchase Agreement). Deferred costs in the amount of $2 million were incurred for upfront costs paid in connection with Note Offering. These costs will be expensed using the imputed interest method over the life of the loan.

In connection with the Note Offering, the Company entered into the Second Amendment to Second Amended and Restated Credit Agreement, (the “Second Amendment”) with Bank of America, N.A. (“Bank of America”), which amended the Second Amended and Restated Credit Agreement by and among the Company and Bank of America dated as of May 25, 2006 (the “Credit Agreement”). The Second Amendment contains the consent of Bank of America to the Note Offering and amended the Credit Agreement to provide that the Note Offering will not constitute a default under the Credit Agreement.

The Notes provide for various financial covenants of a) Minimum Consolidated Net Worth - Maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50% of future net income; b) Maximum Ratio of Consolidated Indebtedness to Consolidated EBITDA – Maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00;  c) Fixed Charge Coverage Ratio – Maintain o a consolidated basis a Fixed Charge Coverage Ratio of at least 2.0:1.0; d) Priority Indebtedness – The Company will not at any time permit aggregate amount of all Priority Indebtedness (as defined) to exceed 10% of Consolidated Net Worth.  In conjunction with Note Offering, the Credit Agreement with Bank of America was amended to reflect the same debt covenants as described above.

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

CONTRACTUAL COMMITMENTS

        Leases

We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of May 31, 2008 are summarized in the table under operating leases.

             Commodity pricing

We manage our exposure to commodity prices through the use of the following.

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

We have no contracted commitments for any other commodity items including steel, aluminum, natural gas, copper, zinc or any other commodity.

Other

At May 31, 2008, we had outstanding letters of credit in the amount of $10.2 million.  These letters of credit are issued in lieu of performance and bid bonds, and to a portion of our customers to cover any potential warranty costs that the customer might incur.  In addition, as of May 31, 2008, a warranty reserve in the amount of $1.8 million has been established to offset any future warranty claims.

The following summarizes our operating leases, and long-term debt and interest expense for the next five years.

Fiscal Year	Operating Leases	Long-Term Debt	Interest on Long Term Debt	Total
(In thousands)
2009	$1,727	$0	$4,680	$6,407
2010	2,564	0	6,240	8,804
2011	2,546	0	6,240	8,786
2012	2,390	0	6,240	8,630
2013	2,352	14,286	5,423	22,061
Thereafter	13,550	85,714	13,817	113,081
Total	$25,129	$100,000	$42,640	$167,769

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

Revenue Recognition- Revenue is recognized for the Electrical and Industrial Products Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting for electrical products built to customer specifications under long term contracts.  We recognize revenue for the Galvanizing Services Segment upon completion of the galvanizing process performed on the customers’ material or shipment of this material. Revenue for the Galvanizing Service Segment is typically recognized at completion of the service unless we specifically agree with the customer to hold its material for a predetermined period of time after the completion of the galvanizing process and, in that circumstance, we invoice and recognize revenue upon shipment. Customer advanced payments presented in the balance sheet arise from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method.  The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion.  Contract costs include direct labor and material, and certain indirect costs.  Selling, general and administrative costs are charged to expense as incurred.  Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined.  The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.

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

Accounting for Income Taxes-  We account for income taxes under the provisions of SFAS No. 109, "Accounting For Income Taxes" ("SFAS No. 109").  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.  SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Developing our provision for income taxes requires significant judgment and expertise in deferral and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.  Our judgments and tax strategies are subject to audit by various taxing authorities.

Stock Options and Stock Appreciation Rights- Our employees and directors are periodically granted stock options or Stock Appreciation Rights by the Compensation Committee of the Board of Directors. In fiscal 2007, we adopted the provisions of SFAS No. 123R, Share-Based Payment.  Under the provisions of SFAS No. 123R, the compensation cost of all employee stock-based compensation awards is measured based on the grant-date fair value of those awards and that cost is recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The valuation of stock based compensation awards is complex in that there are a number of variables included in the calculation of the value of the award:

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159").  This standard permits an entity to choose to measure many financial instruments and certain items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities:, applies to all entities with available –for-sale and trading securities.  The provisions of SFAS No. 159 are effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk relating to our operations results primarily from changes in commodity prices. We have only limited involvement with derivative financial instruments and we are not a party to any leveraged derivatives.

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

Management does not believe there has been a material change in the nature of our commodity or interest rate commitments or risks since February 29, 2008.

We do not believe that a hypothetical a change of 10% of commodity prices would have a significant adverse effect on our results of operations, financial position, or cash flows. However, there can be no assurance that either interest rates or commodity prices will not change in excess of the 10% hypothetical amount, which could have an adverse effect on our results of operations, financial position, and cash flows if we are unable to pass along these increase to our customers.

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

While we believe that its existing disclosure controls and procedures have been effective to accomplish their objectives, we intend to continue to examine, refine and document our disclosure controls and procedures and to monitor ongoing developments in this area. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II. OTHER INFORMATION
Item 1.             Legal Proceedings.
We are involved from time to time in various suits and claims arising in the normal course of business.  In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 1A.          Risk Factors.
There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 29, 2008.

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

AZZ incorporated (Registrant)
DATE: 6/27/08	By: /s/ Dana Perry
Dana Perry Senior Vice President for Finance Principal Financial Officer

EXHIBIT
 INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).
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

3.4	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).
3.5	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the current Report on Form 8-K filed by the Registrant on November 27, 2007.
10.1
Note Purchase Agreement dated March 31, 2008, by and among AZZ incorporated and the purchasers listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 2, 2008).

10.2
Asset Purchase Agreement dated March 31, 2008, by and among AZZ incorporated, Arbor Crowley, Inc., AAA Industries, Inc for itself and its wholly-owned subsidiaries identified therein, and the shareholders of AAA Industries, Inc. identified therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on April 2, 2008).l

10.3
Second Amendment and Consent to Second Amended and  Restated Credit Agreement dated March 31, 2008, by and between AZZ incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by the Registrant on April 2, 2008).

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 26, 2008. Field Herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 26, 2008. Filed Herewith.
32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 26,2008. Filed Herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 26, 2008. Filed Herewith.