Form 10-Q
period 2008-09-29
AZZ INC
filed 2008-09-29
CIK 8947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at August 31, 2008:
Common Stock, $1.00 par value per share	12,144,216

AZZ incorporated

PART I. FINANCIAL INFORMATION
Item 1.                 Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

	08/31/08	02/29/08
Assets	(UNAUDITED)

Current Assets
Cash And Cash Equivalents	$12,516,950	$2,226,941
Accounts Receivable (Net of Allowance for Doubtful Accounts)	65,016,205	38,901,577
Inventories
Raw Material	34,681,301	26,554,997
Work-In-Process	22,490,795	14,182,685
Finished Goods	1,715,453	2,688,786
Costs And Estimated Earnings In Excess Of Billings On Uncompleted Contracts	14,608,410	13,044,076
Deferred Income Taxes	3,208,030	4,391,398
Prepaid Expenses And Other	3,144,161	1,004,383

Total Current Assets	157,381,305	102,994,843

Property, Plant And Equipment, Net	83,830,598	48,284,910
Goodwill	68,134,550	40,962,104
Intangibles	18,204,764	986,869
Other Assets	2,021,300	90,554

	$329,572,517	$193,319,280
Liabilities And Shareholders' Equity

Current Liabilities:
Accounts Payable	$25,065,137	$16,035,932
Income Tax Payable	1,388,279	706,966
Accrued Salaries And Wages	3,967,420	4,919,804
Other Accrued Liabilities	13,815,043	15,119,610
Customer Advance Payment	9,917,334	2,115,330
Billings In Excess Of Costs And Estimated Earnings On Uncompleted Contracts	961,244	3,798,179

Total Current Liabilities	55,114,457	42,695,821

Long-Term Debt	100,000,000	-
Deferred Income Taxes	6,208,365	4,466,834

Shareholders' Equity:
Common Stock, $1 Par Value
Shares Authorized, 25,000,000
Shares Issued and Outstanding, 12,609,160	12,609,160	12,609,160
Capital In Excess Of Par Value	17,707,215	16,369,938
Accumulated Other Comprehensive Loss	(745,700)	-
Retained Earnings	140,975,321	119,549,115
Less Common Stock Held In Treasury, At Cost (464,944 And 480,188 Shares At August 31, 2008 And February 29, 2008, Respectively)	(2,296,301)	(2,371,588)

Total Shareholders' Equity	168,249,695	146,156,625

	$329,572,517	$193,319,280

PART I. FINANCIAL INFORMATION
Item 1.                 Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	8/31/08	8/31/07	8/31/08	8/31/07
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Net Sales	$103,259,467	$81,606,288	$203,217,724	$156,983,321

Costs And Expenses
Cost Of Sales	73,782,379	60,365,388	147,471,782	116,573,750
Selling, General and Administrative	11,372,056	8,363,061	21,228,577	20,367,380
Interest Expense	1,681,662	384,219	2,802,450	919,343
Net (Gain) Loss On Sale of Property, Plant and Equipment, and Insurance Proceeds	(1,147,826)	(2,269)	(1,145,219)	1,094
Other (Income)	(579,473)	(361,598)	(1,063,240)	(556,371)
	85,108,798	68,748,801	169,294,350	137,305,196

Income Before Income Taxes	18,150,669	12,857,487	33,923,374	19,678,125
Income Tax Expense	6,847,028	4,735,653	12,497,168	7,409,836

Net Income	$11,303,641	$8,121,834	$21,426,206	$12,268,289

Earnings Per Common Share
Basic Earnings Per Share	$0.93	$0.67	$1.77	$1.03

Diluted Earnings Per Share	$0.92	$0.66	$1.74	$1.01

PART I. FINANCIAL INFORMATION
Item I.                 Financial Statements.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	SIX MONTHS ENDED
	8/31/08	8/31/07
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$21,426,206	$12,268,289

Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities:
Provision For Doubtful Accounts	220,738	1,419
Amortization And Depreciation	6,865,017	4,007,035
Deferred Income Tax Expense (Benefit)	2,924,470	(137,230)
Net (Gain) Loss On Sale Or Insurance Settlement Of Property, Plant & Equipment	(1,145,219)	1,094
Non-Cash Compensation Expense	1,308,869	658,170

Effects Of Changes In Assets & Liabilities:

Accounts Receivable	(15,694,021)	6,567,134
Inventories	(2,667,984)	(3,820,862)
Prepaid Expenses And Other	(2,046,516)	699,069
Other Assets	(2,052,225)	(31,287)
Net Change In Billings Related To Costs And Estimated Earnings On Uncompleted Contracts	(4,401,268)	(1,317,114)
Accounts Payable	7,713,797	(3,359,212)
Other Accrued Liabilities And Income Taxes	141,013	(451,898)

Net Cash Provided By Operating Activities	12,592,877	15,084,607

Cash Flows Used For Investing Activities:
Proceeds From Sale Or Insurance Settlement Of Property, Plant, And Equipment	2,495,210	122,007
Purchase Of Property, Plant And Equipment	(9,440,690)	(6,082,628)
Acquisition Of Subsidiaries, Net Of Cash Acquired	(95,418,784)	-

Net Cash Used In Investing Activities	(102,364,264)	(5,960,621)

Cash Flows From Financing Activities:
Proceeds From Exercise Of Stock Options	31,242	3,364,762
Excess Tax Benefits From Stock Options Exercises	72,453	2,872,545
Proceeds From Long-Term Debt	100,000,000	-
Payments On Long Term Debt	-	(15,200,000)

Net Cash Provided By (Used In) Financing Activities	100,103,695	(8,962,693)

Effect Of Exchange Rate Changes On Cash	(42,299)	-

Net Increase In Cash & Cash Equivalents	10,290,009	161,293

Cash & Cash Equivalents At Beginning Of Period	2,226,941	1,703,092

Cash & Cash Equivalents At End Of Period	$12,516,950	$1,864,385

Supplemental Disclosures
Cash Paid For Interest	$74,070	$1,050,785

Cash Paid For Income Taxes	$8,929,166	$3,669,621

AZZ incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Significant Accounting Policies

1.	Basis of presentation.

These interim unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 29, 2008 included in the Company’s Annual Report on Form 10-K covering such period.  For purposes of the report, “AZZ”, the “Company”, “we”, “our”, “us” or similar reference means AZZ incorporated and our consolidated subsidiaries.

Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends.  For example, the fiscal year that ended February 29, 2008 is referred to as fiscal 2008.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of August 31, 2008, and the results of its operations for the three-month and six-month periods ended August 31, 2008 and 2007, and cash flows for the six-month periods ended August 31, 2008 and 2007.  Operating results for the three and six months ending August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009.

2.	Earnings per share.

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.  The shares and earnings per share have been adjusted to reflect our two-for-one stock split, effected in the form of a share dividend on May 4, 2007.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended August 31,		Six months ended August 31,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands except share and per share data)
Numerator: Net income for basic and diluted earnings per common share	$11,304	$8,122	$21,426	$12,268
Denominator: Denominator for basic earnings per common share –weighted average shares	12,137,327	12,042,092	12,136,087	11,913,583
Effect of dilutive securities: Employee and Director stock awards	207,389	234,936	181,107	237,315
Denominator for diluted earnings per common share	12,344,716	12,277,028	12,317,194	12,150,898

Earnings per share basic and diluted:
Basic earnings per common share	$.93	$.67	$1.77	$1.03
Diluted earnings per common share	$.92	$.66	$1.74	$1.01

3.             Stock-based Compensation.

On April 7, 2005, the Company implemented Stock Appreciation Rights Plans (the “Plans”) for its key employees and directors. The purpose of the Plans is to enable the Company to attract and retain qualified key employees and directors by offering to them the opportunity to share in increases in the value of the Company to which they contribute. The Company made awards under the Plans in fiscal 2006. There were 207,660 fiscal 2006 awards granted. The awards for fiscal 2006 were fully vested on February 29, 2008 and were paid in cash during the second quarter ended August 31, 2008 in the amount of $4.8 million.   The Company recognized $4.8 million for compensation expense related to the fiscal 2006 Stock Appreciation Rights Plan prior to February 29, 2008.  There was no additional compensation expense recorded for these Stock Appreciation Rights during the six-month period ended August 31, 2008.

During fiscal 2006, the Company adopted the AZZ incorporated 2005 Long-Term Incentive Plan (“2005 Plan”). The purpose of the 2005 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees and directors restricted stock, performance awards, stock appreciation rights (“SARs” or “Stock Appreciation Rights”) and options to purchase Common Stock of the Company. The maximum number of shares that may be issued under the 2005 Plan is 1 million shares. On June 1, 2006, 234,160 SARs were issued under the 2005 Plan with an exercise price of $11.55. As of August 31, 2008, 209,920 SARs were outstanding due to the accelerated vesting of 24,240 SARs as a result of the retirement of two directors and two employees.  These awards qualify for equity treatment in accordance with FAS 123R. These stock appreciation rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met. The weighted average fair value of SARs granted on June 1, 2006 was determined to be $2.915 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 27.81% and expected life of 3 years.  Compensation expense related to the June 1, 2006 grant was $392,000 and $152,000 for fiscal 2007 and fiscal 2008, respectively. Additional compensation in the amount of $76,000 was recognized during the six month period ended August 31, 2008. As of August 31, 2008, we had unrecognized cost of $63,000 related to the June 1, 2006 SAR grants.

On March 1, 2007, 147,740 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $19.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met and qualify for equity treatment under SFAS 123R. The weighted average fair value of SARs granted on March 1, 2007, was determined to be $5.535 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 29.52% and expected life of 3 years.  As of August 31, 2008, 140,840 SARs were outstanding due to the accelerated vesting of 6,900 SARs as a result of the retirement of two directors and one employee. Compensation expense in the amount of $512,000 was recognized during fiscal 2008. Additional compensation expense in the amount of $111,000 was recognized in the six month period ended August 31, 2008. We had unrecognized cost of $195,000 related to the March 1, 2007 SAR grants as of August 31, 2008.

On March 1, 2008, 129,800 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $35.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met and qualify for equity treatment under SFAS 123R. The weighted average fair value of SARs awarded on March 1, 2008, was determined to be $11.80 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 41.81% and expected life of 3 years.  Compensation expense in the amount of $824,000 was recognized in the six month period ended August 31, 2008. We had unrecognized cost of $708,000 related to the March 1, 2008 SAR grants as of August 31, 2008.

4.	Segments.

We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 29, 2008.  Information regarding operations and assets by segment is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
	(Unaudited)
	($ In thousands)
Net Sales:
Electrical and Industrial Products	$51,959	$45,150	$103,965	$86,023
Galvanizing Services	51,301	36,456	99,253	70,960
	$103,260	$81,606	$203,218	$156,983

Operating Income (a):
Electrical and Industrial Products	$9,797	$7,942	$17,729	$14,286
Galvanizing Services	15,478	9,230	28,836	17,841
	$25,275	$17,172	$46,565	$32,127

General Corporate Expense (b)	$5,551	$3,925	$10,109	$11,517
Interest Expense	1,682	384	2,803	919
Other (Income) Expense, Net (c)	(108)	6	(270)	13
	$7,125	$4,315	$12,642	$12,449

Income Before Income Taxes	$18,150	$12,857	$33,923	$19,678

Total Assets:
Electrical and Industrial Products	$157,739	$117,574	$157,739	$117,574
Galvanizing Services	150,237	79,035	150,237	79,035
Corporate	21,596	6,803	21,596	6,803
	$329,572	$203,412	$329,572	$203,412

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

5.           Warranty reserves.

A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products for our Electrical and Industrial Segment and is classified within accrued liabilities on the consolidated balance sheet.  Management periodically reviews the reserves and makes adjustments accordingly.  Warranties cover such factors as non-conformance to specifications and defects in material and workmanship.  The following table shows changes in the warranty reserves since the end of fiscal 2007:

Warranty Reserve
(Unaudited)
($ In thousands)

Balance at February 28, 2007	$1,578
Warranty costs incurred	(1,034)
Additions charged to income	1,188
Balance at February 29, 2008	$1,732
Warranty costs incurred	(607)
Additions charged to income	641
Balance at August 31, 2008	$1,766

6.	Acquisition.

On March 31, 2008, AZZ incorporated entered into an Asset Purchase Agreement to acquire substantially all of the assets of AAA Industries, Inc. The purchase price of the transaction was approximately $81,600,000, subject to adjustment as more fully described in the Asset Purchase Agreement filed on our Current Report on Form 8-K on April 2, 2008. The purchased assets included six galvanizing plants (three plants located in Illinois, one plant located in Indiana, one plant located in Minnesota and one plant located in Oklahoma) and related equipment and supplies.

The following table summarizes the preliminary purchase price allocation as of the date of acquisition:

Current Assets	$18,064
Property and Equipment	$32,934
Intangible Assets	$16,070
Goodwill	$15,716
Total Assets	$82,784
Current Liabilities	$(1,187)
Cost of Acquisition, Net of Cash Received	$81,597

Of the $16.1 million of intangible assets acquired, $1.8 million, $1.2 million and $13.1 million was assigned to non-compete agreements, trade names and customer relationships, respectively. These intangible assets are being amortized and have a weighted average life of 13.8 years. Goodwill of $15.7 million arising from the acquisition has been allocated to the Galvanizing Services Segment and will be deductible for income tax purposes.

The following pro forma information is based on the assumption the acquisition took place on March 1, 2007 for the income statement for the three month and six month period ended August 31, 2008 and 2007.

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007

Net Sales	$103,259,467	$98,781,918	$207,767,630	$187,961,745

Net Income	11,303,641	8,287,204	21,456,592	13,391,080

Earnings Per Common Share
Basic Earnings Per Share	$0.93	$0.69	$1.77	$1.12
Diluted Earnings Per Share	$0.92	$0.68	$1.75	$1.10

On June 26, 2008, we announced the signing of an asset purchase agreement with Chriscot Holdings, Ltd, a privately held company, to acquire substantially all of the assets related to Blenkhorn and Sawle, Ltd., headquartered in St. Catharines, Ontario, Canada.  The acquisition closed on June 30, 2008.   The purchase price was approximately $13.8 million in cash plus assumption of certain current liabilities. Blenkhorn and Sawle has been a premier supplier of electrical equipment since 1948.  As a custom turn-key solutions provider and certified professional engineering house they have supplied products to the major utility companies, oil and gas, mining, industrial as well as nuclear power industry.

7.	Comprehensive Income.

We consider the Canadian dollar to be the functional currency of Blenkhorn and Sawle (B&S) because it conducts substantially all of its business in Canadian currency.  B&S's assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet date, revenue and expense are translated at weighted average exchange rates and shareholders' equity and intercompany balances are translated at historical exchange rates.  The foreign currency translation adjustment is recorded as a separate component of shareholders equity and is included in accumulated other comprehensive income (loss).

Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (SFAS 130), requires the reporting of comprehensive income in addition to net income.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  The Company's comprehensive income includes net income and foreign translation adjustments.  Comprehensive income for the three and six month periods ended August 31, 2008 was $10,557,941 and $20,680,506, respectively.  Comprehensive income for fiscal 2008 was equal to net income.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “intend,” “should,” “may,” “believe,” and terms with similar meanings.  Although we believe that the current views and expectations reflected in those forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under our control.  Those risks, uncertainties, and other factors could cause the actual results to differ materially from those in the forward-looking statements.  Those risks, uncertainties, and factors include, but are not limited to: the level of customer demand for and response to products and services offered by the Company, including demand by the power generation markets, electrical transmission and distribution markets, the general industrial market, and the hot dip galvanizing markets; raw material and utility costs, including cost of zinc and natural gas which are used in the hot dip galvanizing process and steel, aluminum and copper costs which are used in the Electrical and Industrial Segment; changes in economic conditions of the various markets we serve, both foreign and domestic; customer requested delays of shipments; acquisition opportunities, adequacy of financing and availability of experienced management employees to implement our growth strategy.  We expressly disclaim any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in our views or expectations. We can give no assurances that such forward-looking statements will prove to be correct.

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

Revenues

Our backlog was $190.8 million as of August 31, 2008, an increase of $55.9 million or 41%, as compared to $134.9 million at February 29, 2008.  All of our backlog relates to our Electrical and Industrial Products Segment. Our book-to-ship ratio was 1.35 to 1 for the second quarter ended August 31, 2008, as compared to 1.05 to 1 for the same period in the prior year.  Incoming orders for the three and six month periods increased 61% and 33%, respectively, over the same period a year ago. The increase in incoming orders during the second quarter of fiscal 2009 over the same quarter in fiscal 2008 was due to increased domestic and international orders.  The utility power generation and distribution markets continued to expand and our industrial markets remained strong. Our backlog for the quarter was favorably impacted by the backlog associated with the Blenkhorn and Sawle acquisition in Canada in the amount of approximately $13.2 million.  Orders included in the backlog are represented by contracts and purchase orders that we believe to be firm. The following table reflects our bookings and shipments on a quarterly basis for the period ended August 31, 2008, as compared to the same period in the prior fiscal year.

Backlog Table
(In thousands)

	Period Ending		Period Ending
Backlog	2/29/08	$134,876	2/28/07	$120,666
Bookings		106,834		99,483
Shipments		99,958		75,377
Backlog	5/31/08	$141,752	5/31/07	$144,772
Book to Ship Ratio		1.07		1.32
Bookings		139,084		86,030
Acquired Backlog		13,244
Shipments		103,260		81,606
Backlog	8/31/08	190,820	8/31/07	149,196
Book to Ship Ratio		1.35		1.05

The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Six Months Ended
	8/31/2008	8/31/2007	8/31/2008	8/31/2007
	(In thousands)
Revenue:
Electrical and Industrial Products	$51,959	$45,150	$103,965	$86,023
Galvanizing Services	51,301	36,456	99,253	70,960
Total Revenue	$103,260	$81,606	$203,218	$156,983

For the three and six-month periods ended August 31, 2008, consolidated net revenues were $103 million and $203 million, a 27% and 29% increase, respectively as compared to the same period in fiscal 2008. For the quarter ended August 31, 2008, the Electrical and Industrial Products Segment contributed 50% of the Company’s revenues, and the Galvanizing Services Segment accounted for the remaining 50% of the combined revenues. The Electrical and Industrial Products Segment contributed 51% of the Company’s revenues, and the Galvanizing Services Segment accounted for the remaining 49% of the combined revenues for the six-month period ended August 31, 2008.

Revenues for the Electrical and Industrial Products Segment increased $6.8 million or 15% for the three-month period ended August 31, 2008, and increased $17.9 million or 21% for the six-month period ended August 31, 2008, as compared to the same period in fiscal 2008. The increased revenues were generated as a result of a continuation of improved market demand, primarily from our high voltage transmission, power generation and utility distribution, the energy infrastructure market and the acquisition of Blenkhorn & Sawle Ltd. as compared to the same period in fiscal 2008.

Revenues in the Galvanizing Services Segment increased $14.8 million or 41% for the three-month period ended August 31, 2008, as compared to the same period in fiscal 2008 and increased $28.3 million or 40% for the six-month period ended August 31, 2008, as compared to the same period in fiscal 2008.  Revenues for the three and six-months periods ended August 31, 2008 were favorably impacted by the acquisition of AAA Industries, Inc. as well as increased production levels in our existing facilities. Revenues from our acquisition of AAA Industries, Inc. on March 31, 2008, were $12.4 million and $21.8 million for the three and six months ended August 31, 2008, respectively. Excluding the acquisition of AAA Industries, Inc., revenue increased $2.4 million and $6.4 million for the three and six-month periods ended August 31, 2008, respectively. The volume of steel processed in our historical operations, excluding the acquisition of AAA Industries, Inc., increased 12% for the six month period ended August 31, 2008 as compared to same period last year, while selling price decreased 2% for the compared periods.  Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended		Six Months Ended
	8/31/2008	8/31/2007	8/31/2008	8/31/2007
	(In thousands)
Segment Operating Income:
Electrical and Industrial Products	$9,797	$7,942	$17,729	$14,286
Galvanizing Services	15,478	9,230	28,836	17,841
Total Segment Operating Income	$25,275	$17,172	$46,565	$32,127

Our total segment operating income increased 47% and 45% for the three and six-month periods ended August 31, 2008, to $25.3 million and $46.6 million, respectively, as compared to $17.2 million and $32.1 million for the same periods in fiscal 2008.

Segment operating income in the Electrical and Industrial Products Segment increased 23% and 24% for the three and six-month periods ended August 31, 2008, to $9.8 million and $17.7 million, respectively, as compared to $7.9 million and $14.3 million for the same periods in fiscal 2008. Operating margins were 19% for the three month and 17% for the six-month periods ended August 31, 2008, as compared to 18% and 17%, respectively, for the comparable periods in fiscal 2008. Increased operating profit resulted from higher revenues as a result of favorable market conditions.

In the Galvanizing Services Segment, operating income increased 68% and 62% for the three and six-month periods ended August 31, 2008, to $15.5 million and $28.8 million, respectively, as compared to $9.2 million and $17.8 million for the same periods in fiscal 2008. Operating margins were 30% and 29% for the three and six-month periods ended August 31, 2008, respectively, as compared to 25% for the comparable periods in fiscal 2008. The operating income and margins reflect the positive impact of an insurance settlement related to a fire at one of our facilities. This resulted in a gain of $1.3 million and is included in the operating income for the second quarter ended August 31, 2008. Without this gain, operating margins would be 27.7% for the three-month period ended August 31, 2008 and 27.8% for the six-month period ended August 31, 2008. The increased operating income during the second quarter ended August 31, 2008, as compared to the same period last year resulted from higher volumes, primarily from our acquisition of AAA Industries, Inc., and lower costs for zinc. Margins in future quarters could be impacted by a reduction in pricing if market demand decreases for galvanizing services.

General Corporate Expenses

General corporate expenses, (see Note 4 to consolidated financial statements) not specifically identifiable to a segment, for the three-month period ended August 31, 2008, were $5.6 million compared to $3.9 million for the same period in fiscal 2008.  For the six-month period ended August 31, 2008, general corporate expenses were $10.1 million as compared to $11.5 million for the comparable period last year. As a percentage of sales, general corporate expenses were 5% for the three and six-month periods ended August 31, 2008, as compared to 5% and 7% for the same periods in fiscal 2008.  General and corporate expenses were lower for the six month period ended August 31, 2008 due to lower expense for stock appreciation rights as compared to the same period last year.

Other (Income) Expense

For the three-month and six-month periods ended August 31, 2008, the amounts in other (income) expense not specifically identifiable with a segment (see Note 4 to consolidated financial statements) were insignificant.

Interest

Net interest expense for the three and six-month periods ended August 31, 2008 increased 338% and 205%, respectively, as compared to the same periods in fiscal 2008 to $1.7 million for the three months and $2.8 million for the six months ended August 31, 2008. Interest expense increased due to higher levels of debt resulting from a $100 million Note Purchase Agreement entered into by the Company pursuant to which the Company issued $100 million aggregate principal amount of it’s 6.24% unsecured Senior Notes.  As of August 31, 2008, we had outstanding long term debt of $100 million, an increase of $80 million, as compared to $20 million at the end of the same period in fiscal 2008. The increase in debt funded the acquisition of AAA Industries, Inc. on March 31, 2008 and Blenkhorn & Sawle Ltd. on June 30, 2008.  Our long-term debt to equity ratio was .59 to 1 at August 31, 2008, as compared to .15 to 1 for the same period in fiscal 2008.

Income Taxes

The provision for income taxes reflects an effective tax rate of 38% for the three-month period and 37% for the six-month period ended August 31, 2008, and 36% for the three-month period and 38% for the six-month period ended August 31, 2007.

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

Net cash provided by operations was $12.6 million for the six-month period ended August 31, 2008, as compared to $15.1 million provided from operations for the same period in the prior fiscal year. Cash flow from operations for the six-month ended August 31, 2008, included $21.4 million in net income, $6.9 million in depreciation and amortization of intangibles, and other adjustments to reconcile net income to net cash in the amount of $3.3 million. Included in other adjustments to reconcile net income to net cash was provision for bad debt, deferred income taxes, gain or loss on the sale of assets or insurance settlement and non-cash adjustments. Positive cash flow was recognized due to increased accounts payable and accrued liabilities in the amount of $7.7 million and $.1 million, respectively.  These positive cash flow items were offset by increases in accounts receivables, inventories, other assets, prepaid expenses and revenues in excess of billings in the amount of $15.7 million, $2.7 million, $2.1 million, $2 million and $4.4 million, respectively. These increases result from additional working capital needed to support our increased business levels.  Accounts receivable days outstanding were 50 days at August 31, 2008, as compared to 49 days at February 29, 2008.  Working capital increased to $102.3 million as of August 31, 2008, as compared to $60.3 million at February 29, 2008.

For the six-month period ended August 31, 2008, cash flow was used to make capital improvements of $9.4 million of which $2.5 million was related to the fire damage at one of our galvanizing facilities and  fund the acquisition of AAA Industries, Inc. and Blenkhorn and Sawle, Ltd. in the amount of $95.4 million. Debt increased by $100 million from the issuance of Senior Notes to fund these acquisitions.

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our Amended and Restated Revolving and Term Credit Agreement dated as of November 2001.

The Credit Agreement provides for a $60 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2011. This is an unsecured revolving credit facility to be used to provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs. At August 31, 2008, we had no outstanding debt borrowed against the revolving credit facility.  However, we had letters of credit outstanding in the amount of $9.3 million, which left approximately $50.7 million of additional credit available under the revolving credit facility.

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which the Company issued $100,000,000 aggregate principal amount of its 6.24% unsecured Senior Notes (the "Notes") due March 31, 2018 through a private placement (the "Note Offering").  Pursuant to the Note Purchase Agreement, the Company’s payment obligations with respect to the Notes may be accelerated upon any Event of Default (as defined in the Note Purchase Agreement). Deferred costs in the amount of $2 million were incurred for upfront costs paid in connection with Note Offering. These costs will be expensed using the imputed interest method over the life of the loan.

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

The Notes provide for various financial covenants of a) Minimum Consolidated Net Worth - Maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50% of future net income; b) Maximum Ratio of Consolidated Indebtedness to Consolidated EBITDA – Maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00;  c) Fixed Charge Coverage Ratio – Maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in Note Purchase Agreement) of at least 2.0:1.0; d) Priority Indebtedness – The Company will not at any time permit aggregate amount of all Priority Indebtedness (as defined) to exceed 10% of Consolidated Net Worth.  In conjunction with Note Offering, the Credit Agreement with Bank of America was amended to reflect the same debt covenants as described above.

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

CONTRACTUAL COMMITMENTS

        Leases

We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of August 31, 2008 are summarized in the table under operating leases.

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

Other

At August 31, 2008, we had outstanding letters of credit in the amount of $9.3 million.  These letters of credit are issued in lieu of performance and bid bonds, and to a portion of our customers to cover any potential warranty costs that the customer might incur.  In addition, as of August 31, 2008, a warranty reserve in the amount of $1.8 million has been established to offset any future warranty claims.

The following summarizes our operating leases, and long-term debt and interest expense for the next five years.

Fiscal Year	Operating Leases	Long-Term Debt	Interest on Long Term Debt	Total
(In thousands)
2009	$1,591	$0	$3,120	$4,711
2010	3,263	0	6,240	9,503
2011	3,235	0	6,240	9,475
2012	2,513	0	6,240	8,753
2013	2,284	14,286	5,423	21,993
Thereafter	13,817	85,714	13,817	113,348
Total	$26,703	$100,000	$41,080	$167,783

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances, and form the basis for our conclusions. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition, impairment of long-lived assets, identifiable intangible assets and goodwill, accounting for income taxes, and stock options and stock appreciation rights. Actual results may differ from these estimates under different assumptions or conditions.  The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 of the Notes to Annual Consolidated Financial Statements.

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

On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for interpretation of FASB No. 109" ("FIN 49"), which prescribes a recognition that recording in the financial statements uncertain tax positions taken or expected to be taken in a guidance on derecognnition, classification, accounting in interim periods and disclosure requirement.

The Company has no unrecognized tax benefits as of August 31, 2008.  The Company expects no unrecognized tax benefits due to changes in tax positions within one year of August 31, 2008 statement of operations.

Stock Options and Stock Appreciation Rights- Our employees and directors are periodically awarded stock options or Stock Appreciation Rights by the Compensation Committee of the Board of Directors. In fiscal 2007, we adopted the provisions of SFAS No. 123R, Share-Based Payment.  Under the provisions of SFAS No. 123R, the compensation cost of all employee stock-based compensation awards is measured based on the grant-date fair value of those awards and that cost is recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The valuation of stock based compensation awards is complex in that there are a number of variables included in the calculation of the value of the award:

•	Volatility of our stock price
•	Expected term of the awards
•	Expected dividend yield
•	Risk-free interest rate over the expected term
•	Expected number of awards that will not vest
•	Expected forfeitures

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159").  This standard permits an entity to choose to measure many financial instruments and certain items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available –for-sale and trading securities.  The provisions of SFAS No. 159 are effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February of 2008, the FASB issued FASB Staff position No. 157-2 which delays the effective date of SFAS No. 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 did not have an impact on our consolidated financial statements.  We are still evaluating the non-financial assets and liability provision on the consolidated financial statement

In December 2007, the Financial Accounting Standard board ("FASB") issued SFAS No. 141, (revised 2007), "Business Combinations" ("SFAS No. 141(R)"), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods.  SFAS No. 141(R) introduces new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after an acquisition.  SFAS No. 141(R) applies to acquisitions on or after March 1, 2009 and will impact the Company's reporting prospectively only.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to our operating results are primarily from changes in commodity prices. We have only limited involvement with derivative financial instruments and we are not a party to any leveraged derivatives.

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

We do not believe that a hypothetical change of 10% of commodity prices would have a significant adverse effect on our results of operations, financial position, or cash flows. However, there can be no assurance that either interest rates or commodity prices will not change in excess of the 10% hypothetical amount, which could have an adverse effect on our results of operations, financial position, and cash flows if we are unable to pass along these increase to our customers.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.  None.

Item 3.                   Defaults Upon Senior Securities.  None.

Item 4.	Submissions of Matters to a Vote of Security Holders.

Shareholders at the Company’s Annual Meeting on July 8, 2008 (the “Annual Meeting”) reelected three incumbent directors with a three-year term:

Name	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
Martin C. Bowen	10,525,375	413,357	-	-
Sam Rosen	10,523,415	415,317	-	-
Kevern Joyce	10,149,116	789,616	-	-

Other directors continuing in office are Dana L. Perry, Dr. H. Kirk Downey, Daniel Feehan, Peter Hegedus, Daniel Berce, and David H. Dingus.

In addition the Shareholders approved the following proposals at the meeting:

The proposal to approve the Amendments to the 2005 Long Term Incentive Plan, with 6,630,160 (60.6%) votes in favor of the plan, 2,068,654 votes against the plan, 28,483 abstaining and there were no broker non-votes and;

The proposal to approve the Adoption of an Employee Stock Purchase Plan, with 8,199,748 (75%) votes in favor of the plan, 510,843 votes against the plan, 16,706 abstaining and there were no broker non-votes.

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

AZZ incorporated
(Registrant)

Date: 09/26/08	/s/ Dana Perry
Dana Perry, Senior Vice President for Finance Principal Financial Officer

EXHIBIT
 INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).
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
10.1
Asset Purchase Agreement dated June 26, 2008, and made effective as of June 30, 2008, by and among AZZ incorporated, AZZ Blenkhorn & Sawle Limited wholly-owned subsidiaries and Blenkhorn and Sawle Limited and Chriscot Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 2, 2008).

10.2
AZZ incorporated Amended and Restated 2005 Long-Term Incentive Plan and AZZ incorporated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 and 10.2 to the current report on Form 8-K filed by the Registrant on July 11, 2008).

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 26, 2008. Field Herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 26, 2008. Filed Herewith.
32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 26, 2008. Filed Herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 26, 2008. Filed Herewith.