Form 10-Q
period 2008-11-30
AZZ INC
filed 2009-01-09
CIK 8947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at November 30, 2008:
Common Stock, $1.00 par value per share	12,609,160

AZZ incorporated
INDEX

PART I. FINANCIAL INFORMATION
Item 1.                 Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

	011/30/08	02/29/08
Assets	(UNAUDITED)

Current Assets
Cash And Cash Equivalents	$13,907,991	$2,226,941
Accounts Receivable (Net of Allowance for Doubtful Accounts)	72,075,709	38,901,577
Inventories:
Raw Material	33,035,159	26,554,997
Work-In-Process	23,139,762	14,182,685
Finished Goods	2,713,556	2,688,786
Costs And Estimated Earnings In Excess Of Billings On Uncompleted Contracts	15,849,403	13,044,076
Deferred Income Taxes	3,434,471	4,391,398
Prepaid Expenses And Other	1,551,365	1,004,383

Total Current Assets	165,707,416	102,994,843

Property, Plant And Equipment, Net	85,576,498	48,284,910
Goodwill	66,531,763	40,962,104
Intangibles	17,486,808	986,869
Other Assets	1,980,368	90,554

	$337,282,853	$193,319,280
Liabilities And Shareholders' Equity

Current Liabilities:
Accounts Payable	$20,038,697	$16,035,932
Income Tax Payable	143,768	706,966
Accrued Salaries And Wages	4,854,487	4,919,804
Other Accrued Liabilities	14,749,650	15,119,610
Customer Advance Payment	11,866,582	2,115,330
Billings In Excess Of Costs And Estimated Earnings On Uncompleted Contracts	1,074,961	3,798,179

Total Current Liabilities	52,728,145	42,695,821

Long-Term Debt	100,000,000	-
Deferred Income Taxes	7,288,421	4,466,834

Shareholders' Equity:
Common Stock, $1 Par Value
Shares Authorized, 25,000,000
Shares Issued and Outstanding, 12,609,160	12,609,160	12,609,160
Capital In Excess Of Par Value	17,996,247	16,369,938
Accumulated Other Comprehensive Loss	(2,831,157)	-
Retained Earnings	151,788,338	119,549,115
Less Common Stock Held In Treasury, At Cost (464,944 And 480,188 Shares At November 30, 2008 And February 29, 2008, Respectively)	(2,296,301)	(2,371,588)

Total Shareholders' Equity	177,266,287	146,156,625

	$337,282,853	$193,319,280

PART I. FINANCIAL INFORMATION
Item 1.                 Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	11/30/08	11/30/07	11/30/08	11/30/07
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Net Sales	$108,860,233	$86,593,180	$312,077,957	$243,576,501

Costs And Expenses
Cost Of Sales	79,372,838	66,369,431	226,844,620	182,943,181
Selling, General and Administrative	11,316,621	7,449,000	32,545,198	27,816,380
Interest Expense	1,681,641	341,954	4,484,091	1,261,297
Net (Gain) Loss On Sale of Property, Plant and Equipment, and Insurance Proceeds	9,351	(33,819)	(1,135,868)	(32,725)
Other (Income)	(314,904)	(236,639)	(1,378,144)	(793,009)
	92,065,547	73,889,927	261,359,897	211,195,124

Income Before Income Taxes	16,794,686	12,703,253	50,718,060	32,381,377
Income Tax Expense	5,981,668	4,611,672	18,478,836	12,021,508

Net Income	$10,813,018	$8,091,581	$32,239,224	$20,359,869

Earnings Per Common Share
Basic Earnings Per Share	$0.89	$0.67	$2.66	$1.70

Diluted Earnings Per Share	$0.88	$0.66	$2.62	$1.67

PART I. FINANCIAL INFORMATION
Item I.                 Financial Statements.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	NINE MONTHS ENDED
	11/30/08	11/30/07
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$32,239,224	$20,359,869

Adjustments To Reconcile Net Income To Net Cash and Cash Equivalents
Provided By Operating Activities:
Provision For Doubtful Accounts	360,604	34,405
Amortization And Depreciation	10,763,444	6,071,592
Deferred Income Tax Expense (Benefit)	3,778,372	(327,490)
Net (Gain) Loss On Sale Or Insurance Settlement Of Property, Plant & Equipment	(1,145,564)	(32,725)
Non-Cash Compensation Expense	1,597,901	751,788

Effects Of Changes In Assets & Liabilities:

Accounts Receivable	(23,322,405)	(181,163)
Inventories	(3,066,270)	(381,590)
Prepaid Expenses And Other	(448,842)	1,055,739
Other Assets	(94,926)	(89,283)
Net Change In Billings Related To Costs And Estimated Earnings On Uncompleted Contracts	(5,528,544)	(2,290,074)
Accounts Payable	2,793,946	(6,341,168)
Other Accrued Liabilities And Income Taxes	3,444,266	1,467,508

Net Cash Provided By Operating Activities	21,371,206	20,107,593

Cash Flows Used For Investing Activities:
Proceeds From Sale Or Insurance Settlement Of Property, Plant, And Equipment	2,499,110	217,748
Purchase Of Property, Plant And Equipment	(14,631,353)	(8,084,593)
Acquisition Of Subsidiaries, Net Of Cash Acquired	(95,450,673)	-

Net Cash Used In Investing Activities	(107,582,916)	(7,866,845)

Cash Flows From Financing Activities:
Proceeds From Exercise Of Stock Options	31,242	3,364,792
Excess Tax Benefits From Stock Options Exercises	72,453	3,053,649
Proceeds From Long-Term Debt (Net of Debt Origination Costs)	98,000,000	-
Payments On Long Term Debt	-	(18,200,000)

Net Cash Provided By (Used In) Financing Activities	98,103,695	(11,781,559)

Effect Of Exchange Rate Changes On Cash and Cash Equivalents	(210,935)	-

Net Increase In Cash & Cash Equivalents	11,681,050	459,189

Cash & Cash Equivalents At Beginning Of Period	2,226,941	1,703,092

Cash & Cash Equivalents At End Of Period	$13,907,991	$2,162,281

Supplemental Disclosures
Cash Paid For Interest	$3,273,333	$1,385,741

Cash Paid For Income Taxes	$15,526,438	$8,657,785

AZZ incorporated
FINANCIAL NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Summary of Significant Accounting Policies

1.	Basis of presentation.

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

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of November 30, 2008, and the results of its operations for the three-month and nine-month periods ended November 30, 2008 and 2007, and cash flows for the nine-month periods ended November 30, 2008 and 2007.  Operating results for the three and nine months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009.

2.	Earnings per share.

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.  The shares and earnings per share have been adjusted to reflect our two-for-one stock split, effected in the form of a share dividend on May 4, 2007.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended Nov. 30,		Nine Months Ended Nov. 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands except share and per share data)
Numerator: Net income for basic and diluted earnings per common share	$10,813	$8,092	$32,239	$20,360
Denominator: Denominator for basic earnings per common share–weighted average shares	12,144,216	12,101,722	12,138,797	11,976,296
Effect of dilutive securities: Employee and Director stock awards	150,776	192,018	170,997	222,216
Denominator for diluted earnings per common share	12,294,992	12,293,740	12,309,794	12,198,512

Earnings per share basic and diluted:
Basic earnings per common share	$.89	$.67	$2.66	$1.70
Diluted earnings per common share	$.88	$.66	$2.62	$1.67

3.             Stock-based Compensation.

On April 7, 2005, the Company implemented Stock Appreciation Rights Plans (the “Plans”) for its key employees and directors. The purpose of the Plans is to enable the Company to attract and retain qualified key employees and directors by offering to them the opportunity to share in increases in the value of the Company to which they contribute. The Company made awards under the Plans in fiscal 2006. There were 207,660 Stock Appreciation Rights awards granted in fiscal 2006. The awards for fiscal 2006 were fully vested on February 29, 2008 and were paid in cash during the second quarter ended August 31, 2008 in the amount of $4.8 million.   The Company recognized $4.8 million for compensation expense related to the fiscal 2006 Stock Appreciation Rights Plan prior to February 29, 2008.  There was no additional compensation expense recorded for these Stock Appreciation Rights during the nine-month period ended November 30, 2008.

During fiscal 2006, the Company adopted the AZZ incorporated 2005 Long-Term Incentive Plan (“2005 Plan”). The purpose of the 2005 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees and directors restricted stock, performance awards, stock appreciation rights (“SARs” or “Stock Appreciation Rights”) and options to purchase Common Stock of the Company. The maximum number of shares that may be issued under the 2005 Plan is 1 million shares. On June 1, 2006, 234,160 SARs were issued under the 2005 Plan with an exercise price of $11.55. As of November 30, 2008, 209,920 SARs were outstanding due to the accelerated vesting of 24,240 SARs as a result of the retirement of two directors and two employees.  These awards qualify for equity treatment in accordance with FAS 123R. These stock appreciation rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met. The weighted average fair value of SARs granted on June 1, 2006 was determined to be $2.915 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 27.81% and expected life of 3 years.  Compensation expense related to the June 1, 2006 grant was $392,000 and $152,000 for fiscal 2007 and fiscal 2008, respectively. Additional compensation in the amount of $101,000 was recognized during the nine month period ended November 30, 2008. As of November 30, 2008, we had unrecognized cost of $38,000 related to the June 1, 2006 SAR grants.

On March 1, 2007, 147,740 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $19.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met and qualify for equity treatment under SFAS 123R. The weighted average fair value of SARs granted on March 1, 2007, was determined to be $5.535 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 29.52% and expected life of 3 years.  As of November 30, 2008, 140,840 SARs were outstanding due to the accelerated vesting of 6,900 SARs as a result of the retirement of two directors and one employee. Compensation expense in the amount of $512,000 was recognized during fiscal 2008. Additional compensation expense in the amount of $167,000 was recognized in the nine month period ended November 30, 2008. We had unrecognized cost of $139,000 related to the March 1, 2007 SAR grants as of November 30, 2008.

On March 1, 2008, 129,800 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $35.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met and qualify for equity treatment under SFAS 123R. The weighted average fair value of SARs awarded on March 1, 2008, was determined to be $11.80 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 41.81% and expected life of 3 years.  Compensation expense in the amount of $989,000 was recognized in the nine month period ended November 30, 2008. We had unrecognized cost of $543,000 related to the March 1, 2008 SAR grants as of November 30, 2008.

On September 1, 2008, we implemented an employee stock purchase plan. The purpose of the Plan is to allow employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under the Plan have a duration of 24 months.  On the first day of an offering period (the Enrollment Date), the participant is granted the option to purchase shares on each exercise date during the offering period up to 10% of the participant’s compensation at the lower of 85% of the fair market value of a share of stock on the Enrollment Date or 85% of the fair market value of a share of stock on the Exercise Date.  The participant’s right to purchase stock in the Plan is restricted to no more than $25,000 per calendar year.  A participant may terminate their interest in a given offering, or a given exercise period, by withdrawing all, but not less that all, of the accumulated payroll deductions of the account at any time prior to the end of the offering period.  The estimated shares to be issued on the first enrollment are 36,100 shares after estimated forfeitures. The weighted average fair value of these shares was determined to be $14.69 based on the following assumptions risk-free interest rate of 2%, dividend yield of 0.0%, expected volatility of 50.40% and expected life of 2 years.  Compensation expense in the amount of $66,000 was recognized in the nine month period ended November 30, 2008. We had unrecognized cost of $464,000 related to the employee stock purchase plan as of November 30, 2008.

4.	Segments.

We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 29, 2008.  Information regarding operations and assets by segment is as follows:

	Three Months Ended Nov. 30,		Nine Months Ended Nov. 30,
	2008	2007	2008	2007
	(Unaudited)
	($ In thousands)
Net Sales:
Electrical and Industrial Products	$61,960	$51,455	$165,925	$137,479
Galvanizing Services	$46,900	$35,138	146,153	106,098
	$108,860	$86,593	$312,078	$243,577

Operating Income (a):
Electrical and Industrial Products	$10,411	$8,032	$28,140	$22,318
Galvanizing Services	13,125	8,336	41,961	26,177
	$23,536	$16,368	$70,101	$48,495

General Corporate Expense (b)	$5,183	$3,308	$15,292	$14,825
Interest Expense	1,681	342	4,484	1,261
Other (Income) Expense, Net (c)	(123)	15	(393)	28
	$6,741	$3,665	$19,383	$16,114

Income Before Income Taxes	$16,795	$12,703	$50,718	$32,381

Total Assets:
Electrical and Industrial Products	$170,861	$124,196	$170,861	$124,196
Galvanizing Services	144,785	76,370	144,785	76,370
Corporate	21,637	6,634	21,637	6,634
	$337,283	$207,200	$337,283	$207,200

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

A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s products for our Electrical and Industrial Segment and is classified within accrued liabilities on the consolidated balance sheet.  Management periodically reviews the reserves and makes adjustments accordingly.  Warranties cover such factors as non-conformance to specifications and defects in material and workmanship.  The following table shows changes in the warranty reserves since the end of fiscal 2007:

Warranty Reserve
(Unaudited)
($ In thousands)

Balance at February 28, 2007	$1,578
Warranty costs incurred	(1,034)
Additions charged to income	1,188
Balance at February 29, 2008	$1,732
Warranty costs incurred	(910)
Additions charged to income	1,054
Balance at November 30, 2008	$1,876

6.	Acquisition.

On March 31, 2008, AZZ incorporated entered into an Asset Purchase Agreement to acquire substantially all of the assets of AAA Industries, Inc. The purchase price of the transaction was approximately $81,600,000, subject to adjustment as more fully described in the Asset Purchase Agreement filed as an exhibit to our Current Report on Form 8-K on April 2, 2008. The purchased assets included six galvanizing plants (three plants located in Illinois, one plant located in Indiana, one plant located in Minnesota and one plant located in Oklahoma) and related equipment and supplies. This acquisition will be included in the Galvanizing Services Segment.  The acquisition was made to compliment our existing facilities in this region and to expand our geographic footprint.

The following table summarizes the preliminary purchase price allocation as of the date of acquisition:

Purchase Price Allocation	March 31, 2008
(unaudited) $ in Thousands
Current Assets	$18,064
Property and Equipment	$32,934
Intangible Assets	$16,070
Goodwill	$15,716
Total Assets	$82,784
Current Liabilities	$(1,187)
Cost of Acquisition, net of cash received	$81,597

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

The following pro forma information is based on the assumption the acquisition took place on March 1, 2007 for the income statement for the three month and nine month period ended November 30, 2008 and 2007.

	Three Months Ended Nov. 30,		Nine Months Ended Nov. 30,
	2008	2007	2008	2007
		(Unaudited, $ in Thousands)
Net Sales	$108,860	$101,226	$316,628	$289,188

Net Income	10,813	9,158	32,270	22,549

Earnings Per Common Share:
Basic Earnings Per Share	$0.89	$0.76	$2.66	$1.88
Diluted Earnings Per Share	$0.88	$0.75	$2.62	$1.85

On June 26, 2008, we announced the signing of an asset purchase agreement with Chriscot Holdings, Ltd, a privately held company, to acquire substantially all of the assets related to Blenkhorn and Sawle, Ltd., headquartered in St. Catharines, Ontario, Canada.  The acquisition closed on June 30, 2008.   The purchase price was approximately $13.8 million in cash plus assumption of certain current liabilities. Blenkhorn and Sawle has been a premier supplier of electrical equipment since 1948.  As a custom turn-key solutions provider and certified professional engineering house they have supplied products to the major utility companies, as well as to the oil and gas, mining, industrial and nuclear power industries.  This acquisition will be included in our Electrical and Industrial Products Segment.  The acquisition was made to obtain a local manufacturer of electrical products to expand our served markets to include the Canadian Utility market.

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

Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (SFAS 130), requires the reporting of comprehensive income in addition to net income.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  The Company's comprehensive income includes net income and foreign translation adjustments.  Comprehensive income for the three and nine month periods ended November 30, 2008 was $8,727,561 and $29,408,067, respectively.  Comprehensive income for fiscal 2008 was equal to net income.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “intend,” “should,” “may,” “believe,” and terms with similar meanings.  Although we believe that the current views and expectations reflected in those forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under our control.  Those risks, uncertainties, and other factors could cause the actual results to differ materially from those in the forward-looking statements.  Those risks, uncertainties, and factors include, but are not limited to: the level of customer demand for and response to products and services offered by the Company, including demand by the power generation markets, electrical transmission and distribution markets, the general industrial market, and the hot dip galvanizing markets; raw material and utility costs, including cost of zinc and natural gas which are used in the hot dip galvanizing process and steel, aluminum and copper costs which are used in the Electrical and Industrial Segment; changes in economic conditions of, and recessions in, the various markets we serve, both foreign and domestic; customer requested delays of shipments; acquisition opportunities, currency exchange rates, adequacy of financing and availability of experienced management employees to implement our growth strategy.  We expressly disclaim any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in our views or expectations. We can give no assurances that such forward-looking statements will prove to be correct.

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2008 Annual Report on Form 10-K, as well as with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

We have two operating segments as defined in our Annual Report on Form 10-K for the year-ended February 29, 2008. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment.  We use revenue and operating income by segment to evaluate our business.  Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment.  The other (income) expense items included in segment operating income are generally insignificant.  For a reconciliation of segment operating income to pretax income, see Note 4 to our quarterly consolidated financial statements included in this report.

Revenues

Our entire backlog relates to our Electrical and Industrial Products Segment. Our backlog was $195.2 million as of November 30, 2008, an increase of $60.3 million or 45%, as compared to $134.9 million at February 29, 2008.  Our book-to-ship ratio was 1.04 to 1 for the third quarter ended November 30, 2008, as compared to .98 to 1 for the same period in the prior year.  Incoming orders for the three and nine month periods increased 34% and 33%, respectively, over the same period a year ago. The increase in incoming orders during the third quarter of fiscal 2009 over the same quarter in fiscal 2008 was due primarily to increased international orders.  Orders included in the backlog are represented by contracts and purchase orders that we believe to be firm. The following table reflects our bookings and shipments on a quarterly basis for the period ended November 30, 2008, as compared to the same period in the prior fiscal year.

Backlog Table
(In thousands)

	Period Ended		Period Ended
Backlog	2/29/08	$134,876	2/28/07	$120,666
Bookings		106,834		99,483
Shipments		99,958		75,377
Backlog	5/31/08	$141,752	5/31/07	$144,772
Book to Ship Ratio		1.07		1.32
Bookings		139,084		86,030
Acquired Backlog		13,244		-
Shipments		103,260		81,606
Backlog	8/31/08	$190,820	8/31/07	$149,196
Book to Ship Ratio		1.35		1.05
Bookings		113,280		84,537
Shipments		108,860		86,594
Backlog	11/30/08	$195,240	11/30/07	$147,139
Book to Ship Ratio		1.04		.98

The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Nine Months Ended
	11/30/2008	11/30/2007	11/30/2008	11/30/2007
	(In thousands)
Revenue:
Electrical and Industrial Products	$61,960	$51,455	$165,925	$137,479
Galvanizing Services	46,900	35,138	146,153	106,098
Total Revenue	$108,860	$86,593	$312,078	$243,577

For the three and nine-month periods ended November 30, 2008, consolidated net revenues were $108.9 million and $312.1 million, a 26% and 28% increase, respectively, as compared to the same period in fiscal 2008. For the quarter ended November 30, 2008, the Electrical and Industrial Products Segment contributed 57% of the Company’s revenues, and the Galvanizing Services Segment accounted for the remaining 43% of the combined revenues. The Electrical and Industrial Products Segment contributed 53% of the Company’s revenues, and the Galvanizing Services Segment accounted for the remaining 47% of the combined revenues for the nine-month period ended November 30, 2008.

Revenues for the Electrical and Industrial Products Segment increased $10.5 million or 20% for the three-month period ended November 30, 2008, and increased $28.4 million or 21% for the nine-month period ended November 30, 2008, as compared to the same period in fiscal 2008. The acquisition of Blenkhorn & Sawle Ltd. combined with a continuation of improved market demand, primarily from our high voltage transmission, power generation, utility distribution, and the energy infrastructure market resulted in the increased revenues for the compared periods.

Revenues in the Galvanizing Services Segment increased $11.8 million or 33% for the three-month period ended November 30, 2008, as compared to the same period in fiscal 2008 and increased $40.1 million or 38% for the nine-month period ended November 30, 2008, as compared to the same period in fiscal 2008.  Revenues for the three and nine-months periods ended November 30, 2008 were favorably impacted by the acquisition of AAA Industries, Inc. as well as increased production levels in our existing facilities. Revenues from our acquisition of AAA Industries, Inc. on March 31, 2008, were $11.8 million and $33.7 million for the three and nine months ended November 30, 2008, respectively. Excluding the acquisition of

AAA Industries, Inc., revenue was unchanged for the three-month period ended November 30, 2008 and increased $6.4 million or 6% for the nine-month period ended November 30, 2008. The volume of steel processed in our historical operations, excluding the acquisition of AAA Industries, Inc., increased 11% for the nine month period ended November 30, 2008, as compared to same period last year, while selling price decreased 2% for the compared periods.  Revenues from by-products accounted for the remining 3% decrease in revenues.  Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended		Nine Months Ended
	11/30/2008	11/30/2007	11/30/2008	11/30/2007
	(In thousands)
Segment Operating Income:
Electrical and Industrial Products	$10,411	$8,032	$28,140	$22,318
Galvanizing Services	13,125	8,336	41,961	26,177
Total Segment Operating Income	$23,536	$16,368	$70,101	$48,495

Our total segment operating income increased 44% and 45% for the three and nine-month periods ended November 30, 2008, to $23.5 million and $70.1 million, respectively, as compared to $16.4 million and $48.5 million for the same periods in fiscal 2008.

Segment operating income in the Electrical and Industrial Products Segment increased 30% and 26% for the three and nine-month periods ended November 30, 2008, to $10.4 million and $28.1 million, respectively, as compared to $8 million and $22.3 million for the same periods in fiscal 2008. Operating margins were 17% for the three month and nine-month periods ended November 30, 2008, as compared to 16% for the comparable periods in fiscal 2008. Increased operating profit resulted from higher revenues and improved price realization as a result of favorable market conditions.

In the Galvanizing Services Segment, operating income increased 57% and 60% for the three and nine-month periods ended November 30, 2008, to $13.1 million and $42 million, respectively, as compared to $8.3 million and $26.2 million for the same periods in fiscal 2008. Operating margins were 28% and 29% for the three and nine-month periods ended November 30, 2008, respectively, as compared to 24% and 25% for the comparable periods in fiscal 2008. The operating income and margins reflect the positive impact of an insurance settlement related to a fire at one of our facilities during the second quarter of fiscal 2009. This resulted in a gain of $1.3 million and is included in the operating income for the nine-month period ended November 30, 2008. Without this gain, operating margins would be 28% for the nine-month period ended November 30, 2008. The increased operating income during the third quarter ended November 30, 2008, as compared to the same period last year resulted from higher volumes, primarily from our acquisition of AAA Industries, Inc., and lower costs for zinc. Margins in future quarters could be impacted by a reduction in pricing if market demand decreases for galvanizing services.

General Corporate Expenses

General corporate expenses, (see Note 4 to consolidated financial statements) not specifically identifiable to a segment, for the three-month period ended November 30, 2008, were $5.2 million compared to $3.3 million for the same period in fiscal 2008.  For the nine-month period ended November 30, 2008, general corporate expenses were $15.3 million as compared to $14.8 million for the comparable period last year. As a percentage of sales, general corporate expenses were relatively unchanged and were 5% and 5% for the three and nine-month periods ended November 30, 2008, as compared to 4% and 6% for the same periods in fiscal 2008.

Other (Income) Expense

For the three-month and nine-month periods ended November 30, 2008, the amounts in other (income) expense not specifically identifiable with a segment (see Note 4 to consolidated financial statements) were insignificant.

Interest

Net interest expense for the three and nine-month periods ended November 30, 2008 increased 392% and 256%, respectively, as compared to the same periods in fiscal 2008 to $1.7 million for the three months and $4.5 million for the nine months ended November 30, 2008. Interest expense increased due to higher levels of debt resulting from a $100 million Note Purchase Agreement entered into by the Company pursuant to which the Company issued $100 million aggregate principal amount of it’s 6.24% unsecured Senior Notes.  As of November 30, 2008, we had outstanding long term debt of $100 million, an increase of $83 million, as compared to $17 million at the end of the same period in fiscal 2008. The increase in debt funded the acquisition of AAA Industries, Inc. on March 31, 2008 and Blenkhorn & Sawle Ltd. on June 30, 2008.  Our long-term debt to equity ratio was .56 to 1 at November 30, 2008, as compared to .12 to 1 for the same period in fiscal 2008.

Income Taxes

The provision for income taxes reflects an effective tax rate of 36% for the three-month period and 36% for the nine-month period ended November 30, 2008, and 37% for the three-month period and 37% for the nine-month period ended November 30, 2007.  On December 15, 2008, the IRS began an audit of our Fiscal 2007 federal income tax return. We do not anticipate any significant adjustments as a result of this audit.

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

Net cash provided by operations was $21.4 million for the nine-month period ended November 30, 2008, as compared to $20.1 million provided from operations for the same period in the prior fiscal year. Cash flow from operations for the nine-month period ended November 30, 2008, included $32.2 million in net income, $10.8 million in depreciation and amortization of intangibles, and other adjustments to reconcile net income to net cash in the amount of $4.6 million. Included in other adjustments to reconcile net income to net cash was provision for bad debt, deferred income taxes, gain or loss on the sale of assets or insurance settlement and non-cash adjustments. Positive cash flow was recognized due to increased accounts payable and accrued liabilities in the amount of $2.8 million and $3.4 million, respectively.  These positive cash flow items were offset by increases in accounts receivables, inventories, other assets, prepaid expenses and revenues in excess of billings in the amount of $23.3 million, $3.1 million, $.1 million, $.4 million and $5.5 million, respectively. These increases result from additional working capital needed to support our increased business levels.  Accounts receivable days outstanding were 51 days at November 30, 2008, as compared to 49 days at February 29, 2008.  Working capital increased to $113 million as of November 30, 2008, as compared to $60.3 million at February 29, 2008. As of November 30, 2008, we had cash of $13.9 million.

For the nine-month period ended November 30, 2008, cash flow was used to make capital improvements of $14.6 million of which $2.5 million was related to the fire damage at one of our galvanizing facilities.  Debt increased by $100 million from the issuance of Senior Notes to fund the acquisition of AAA Industries, Inc. and Blenkhorn and Sawle, Ltd. in the amount of $95.4 million.

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our Amended and Restated Revolving and Term Credit Agreement dated as of November 2001.

The Credit Agreement provides for a $60 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2011. This is an unsecured revolving credit facility to be used to provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs. At November 30, 2008, we had no outstanding debt borrowed against the revolving credit facility.  However, we had letters of credit outstanding in the amount of $13.3 million, which left approximately $46.7 million of additional credit available under the revolving credit facility.

On March 31, 2008, the Company entered into a Note Purchase Agreement pursuant to which the Company issued $100 million aggregate principal amount of its 6.24% unsecured Senior Notes (the "Notes") due March 31, 2018 through a private placement (the "Note Offering").  Pursuant to the Note Purchase Agreement, the Company’s payment obligations with respect to the Notes may be accelerated upon any Event of Default (as defined in the Note Purchase Agreement). No principal payments are due on the Notes until February FY 2013. Deferred costs in the amount of $2 million were incurred for upfront costs paid in connection with Note Offering. These costs will be expensed using the imputed interest method over the life of the loan.

In connection with the Note Offering, the Company entered into the Second Amendment to Second Amended and Restated Credit Agreement, (the “Second Amendment”) with Bank of America, N.A. (“Bank of America”), which amended the Second Amended and Restated Credit Agreement by and among the Company and Bank of America dated as of May 25, 2006. The Second Amendment contains the consent of Bank of America to the Note Offering and amended the Credit Agreement to provide that the Note Offering will not constitute a default under the Credit Agreement.

The Notes provide for various financial covenants of a) Minimum Consolidated Net Worth - Maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50% of future net income; b) Maximum Ratio of Consolidated Indebtedness to Consolidated EBITDA – Maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00;  c) Fixed Charge Coverage Ratio – Maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Note Purchase Agreement) of at least 2.0:1.0; d) Priority Indebtedness – The Company will not at any time permit aggregate amount of all Priority Indebtedness (as defined in the Note Purchase Agreement) to exceed 10% of Consolidated Net Worth.  In conjunction with Note Offering, the Credit Agreement with Bank of America was amended to reflect the same debt covenants as described above. As of November 30, 2008, we were in compliance with all debt covenants.

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

CONTRACTUAL COMMITMENTS

        Leases

We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of November 30, 2008 are summarized in the table under operating leases.

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

Other

At November 30, 2008, we had outstanding letters of credit in the amount of $13.3 million.  These letters of credit are issued in lieu of performance and bid bonds, and to a portion of our customers to cover any potential warranty costs that the customer might incur.  In addition, as of November 30, 2008, a warranty reserve in the amount of $1.9 million has been established to offset any future warranty claims.

The following summarizes our operating leases, and long-term debt and interest expense for the next five years, and thereafter.

Fiscal Year	Operating Leases	Long-Term Debt	Interest on Long Term Debt	Total
(Unaudited, In thousands)
2009	$841	$-	$-	$841
2010	3,322	-	6,240	9,562
2011	3,295	-	6,240	9,535
2012	2,554	-	6,240	8,794
2013	2,284	14,286	5,794	22,364
Thereafter	13,817	85,714	16,046	115,577
Total	$26,113	$100,000	$40,560	$166,673

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the condensed consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances, and form the basis for our conclusions. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition, impairment of long-lived assets, identifiable intangible assets and goodwill, accounting for income taxes, and stock options and stock appreciation rights. Actual results may differ from these estimates under different assumptions or conditions.  The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 of the Notes to Annual Consolidated Financial Statements filed in our Form 10-K for the year ended February 29, 2008.

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

Accounting for Income Taxes-  We account for income taxes under the provisions of SFAS No. 109, "Accounting For Income Taxes" ("SFAS No. 109").  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.  SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.  Our judgments and tax strategies are subject to audit by various taxing authorities.

On March 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for interpretation of FASB No. 109" ("FIN 48"), which prescribes a recognition that recording in the financial statements uncertain tax positions taken or expected to be taken in a guidance on derecognition, classification, accounting in interim periods and disclosure requirement.

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

We have elected to use a Black-Scholes pricing model in the valuation of our awards for stock options and stock appreciation rights.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February of 2008, the FASB issued FASB Staff position No. 157-2 which delays the effective date of SFAS No. 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 did not have an impact on our consolidated financial statements.  We are still evaluating the non-financial assets and liability provision on the consolidated financial statement

In December 2007, the Financial Accounting Standard board ("FASB") issued SFAS No. 141, (revised 2007), "Business Combinations" ("SFAS No. 141(R)"), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods.  SFAS No. 141(R) introduces new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after an acquisition.  SFAS No. 141(R) applies to acquisitions on or after March 1, 2009 and will impact the Company's reporting prospectively only for future acquisitions.

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

Management does not believe the risk associated with our commodity or interest rate commitments has changed materially since February 29, 2008.

The Company has exposure to foreign currency exchange related to our Canadian operation.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.  None.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submissions of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.           Exhibits.

Exhibits Required by Item 601 of Regulation S-K.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 22, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 01/09/09	/s/ Dana Perry
Dana Perry, Senior Vice President for Finance Principal Financial Officer

EXHIBIT
 INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).
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
10.1
Note Purchase Agreement dated March 31, 2008, by and among AZZ incorporated and the Purchasers listed therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant on March 31, 2008).

10.2
Asset Purchase Agreement dated March 31, 2008, by and among AZZ incorporated, Arbor Crowley, Inc., AAA Industries, Inc for itself and its wholly-owned subsidiaries identified therein, and the shareholders of AAA Industries, Inc. identified therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on April 2, 2008).

10.3
Second Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated March 31, 2008 (incorporated by reference to Exhibit 10(3) of the Form 8-K filed by the Registrant on March 31, 2008).

10.4
Asset Purchase Agreement dated June 26, 2008, and made effective as of June 30, 2008, by and among AZZ incorporated, AZZ Blenkhorn & Sawle Limited wholly-owned subsidiaries and Blenkhorn and Sawle Limited and Chriscot Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 2, 2008).

10.5
AZZ incorporated Amended and Restated 2005 Long-Term Incentive Plan and AZZ incorporated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 and 10.2 to the current report on Form 8-K filed by the Registrant on July 11, 2008).

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 9, 2009. Filed Herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 9, 2009. Filed Herewith.
32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 9, 2009. Filed Herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 9, 2009. Filed Herewith.