Form 10-K
AZZ INC
filed 2009-05-12
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  1-12777

AZZ incorporated
(Exact name of registrant as specified in its charter)

TEXAS	75-0948250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Museum Place, Suite 500
3100 West Seventh Street
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☒

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

As of August 31, 2008 (the last business day of its most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $524,115,147 based on the closing sale price of $43.45 per share as reported on the New York Stock Exchange (For purposes of determining the above stated amount, only the directors, executive officers and 10% or greater shareholders of the registrant have been deemed affiliates; however, this does not represent a conclusion by the registrant that any or all such persons are affiliates of the registrant).

As of April 1, 2009, there were 12,144,216 shares of the registrant’s common Stock ($1.00 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Fiscal Year Ended 2009 (Annual Report)	Parts [I, II, and IV]
Proxy Statement for the Annual Meeting of Shareholders to be held July 14,2009 (Proxy Statement)	Part III

AZZ incorporated

YEAR ENDED FEBRUARY 28, 2009
INDEX TO FORM 10-K

 Forward Looking Statements

This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “intend,” “should,” “may,” “believe,” and terms with similar meanings.  Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control.  Those risks, uncertainties, and other factors could cause the actual results to differ materially from those in the forward-looking statements.  Those risks, uncertainties, and factors include, but are not limited to: the level of customer demand for and response to products and services offered by the Company, including demand by the power generation markets, electrical transmission and distribution markets, the general industrial market, and the hot dip galvanizing markets; prices and raw material cost, including the cost of zinc and natural gas, which are used in the hot dip galvanizing process; changes in economic conditions of the various markets the Company serves, both foreign and domestic; customer requested delays of shipments; acquisition opportunities or lack thereof; currency exchange rates, adequacy of financing; and availability of experienced management employees to implement the Company’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; the effects of existing or continued deterioration in economic conditions in the U.S. or the markets in which we operate; and acts of war or terrorism inside the United States or abroad.  The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

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

Electrical and Industrial Products Segment

Our Electrical and Industrial Products Segment produces highly engineered specialty electrical products and  industrial lighting and tubular products, all of which we market and sell both in domestic and international markets. Our electrical products are designed, manufactured and configured to distribute electrical power to and from generators, transformers, switching devices and other electrical configurations and are supplied to the power generation, transmission and distribution markets and also to the general industrial market.  Our industrial products include industrial lighting and tubular products used for petro-chemical and industrial applications. We provide lighting products to the petroleum and food processing industries, and to other industries with unique lighting challenges.  We also provide tubular products to the petroleum industry.

The markets for our Electrical and Industrial Products Segment are highly competitive and consist of a few large multi-national companies, along with numerous small independent companies.  Competition is based primarily on product quality, range of product line, price and service.  While some of our competitors are much larger and better financed than us, we believe that we can compete favorably with them.

Copper, aluminum and steel are the primary raw materials used by this segment. All of these raw materials are currently readily available.  Because the Electrical and Industrial Products Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses to the customer's contracts, although during difficult market conditions customer may resist these escalation clauses.

We sell this segment's products through manufacturers' representatives, distributors, agents and our internal sales force.  We are not dependent on any single customer for this segment, and the loss of any single customer would not have a material adverse effect on our consolidated revenues or net income.

Backlog of orders for the Electrical and Industrial Products Segment was approximately $174.8 million at February 28, 2009, $134.9 million at February 29, 2008, and $120.7 million at February 28, 2007. The majority of the backlog as of February 28, 2009 should be delivered during the next 18 months.  We believe that the contracts and purchase orders included in the backlog are firm.

We employed a total of 815 people in this segment as of February 28, 2009.

Galvanizing Services Segment

The Galvanizing Services Segment provides hot dip galvanizing to the steel fabrication industry through facilities located throughout the South, Midwest and Southwest United States.    Hot dip galvanizing is a metallurgical process in which molten zinc is applied to a customer's material. The zinc bonding renders corrosion protection to fabricated steel for extended periods of up to 50 years.  As of February 28, 2009, we operated twenty galvanizing plants, which are located in Texas, Louisiana, Alabama, Mississippi, Arkansas, Arizona, Indiana, Illinois, Ohio, Oklahoma and Minnesota.

Galvanizing is a highly competitive business, and we compete with other galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternate forms of corrosion protection such as paint.  Our galvanizing markets are generally limited to areas within relatively close proximity to our galvanizing plants due to freight cost.

Zinc, the principal raw material used in the galvanizing process, is currently readily available, but has volatile pricing.  We manage our exposure to commodity pricing of zinc by utilizing agreements with zinc suppliers that include protective caps and fixed costs contracts to guard against escalating commodity prices.

We typically serve fabricators or manufacturers that provide services to the electrical and telecommunications, bridge and highway, petrochemical and general industrial markets, and numerous original equipment manufacturers (“OEMs”).  We do not depend on any single customer for our galvanizing services, and the loss of any single customer would not have a material adverse effect on our consolidated revenues or net income.

The backlog of galvanizing orders generally is nominal due to the short time requirement involved in the process.

We employed a total of 907 people in this segment as of February 28, 2009.

Executive Officers of the Registrant
Name	Age	Business Experience for Past Five Years Position or Office with Registrant or Prior Employer	Held Since

David H. Dingus	61	President and Chief Executive Officer	2001

Dana L. Perry	60	Senior Vice President of Finance, Chief Financial Officer and Secretary Vice President of Finance, Chief Financial Officer, Asst. Sec.	2004 1992-2004

John V. Petro	63	Senior Vice President, Electrical & Industrial Products Vice President Operations, Electrical & Industrial Products	2006 2001-2006

Clement H. Watson	62	Vice President Sales, Electrical Products	2000

Jim C. Stricklen	60	Vice President, Business and Manufacturing Systems Vice President, Assist Connectivity Technology	2004 2001-2003

Tim E. Pendley	47	Senior Vice President, Galvanizing Services Segment Vice President Operations, Galvanizing Services Segment Division Operations Manager	2009 2004-2009 1999-2004

Richard W. Butler	43	Vice President, Corporate Controller Corporate Controller	2004 1999-2004

Ashok E. Kolady	35	Vice President, Business Development Operation, Marketing, & Business Development, Eaton Corp Process Improvement Lead, General Motors Corporation	2007 2004-2007 1999-2004

John Lincoln	47	Vice President, Galvanizing Northern Operations South Central Regional Manager, AGS Executive Vice President, North American Galvanizing	2009 2006-2009 1999-2006

Bryan Stovall	45	Vice President, Galvanizing Southern Operations SE and TX Coast Region Manager, AGS SW Region Manager, AGS	2009 2007-2009 2001-2007

Bill Estes	44	Vice President – Electrical and Industrial Products General Manager - CGIT and The Calvert Company General Manager – CGIT	2009 2004-2009 2001-2004

John Petitto	64	Vice President – Electrical and Industrial Products General Manager – Central Electric Manufacturing Co.	2009 2003-2009

Francis D. Quinn	43	Vice President – Human Resources Vice President – Benefits and Compensation, Americredit Corp. Assistant Vice President – Benefits, Americredit Corp.	2009 2004-2008 1999-2004

Each executive officer was elected by the Board of Directors to hold office until the next Annual Meeting or until his successor is elected.  There are no family relationships between the Executive Officers of the Company.

Available Information

We are subject to the reporting requirements of the Exchange Act, and its rules and regulations.  The Exchange Act requires us to file reports, proxy statements and other information with the SEC.  Copies of these reports, proxy statements and other information can be inspected and copied at:

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

You may also obtain a copy of these documents by mailing a request to:

AZZ incorporated
Investor Relations
One Museum Place, Suite 500
3100 West Seventh Street
Fort Worth, TX 76107

Item 1A.               Risk Factors

Our business is subject to a variety of risks, including the risks described below, which we believe are the most significant risks and uncertainties facing our business. However, they are not the only ones facing us. Additional risks and uncertainties not known to us or not described below may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be negatively impacted and our future growth could be impacted as well.

The current worldwide financial crisis and economic downturn may likely affect our customer base and suppliers and could materially affect our backlog and profits.

The current worldwide financial crisis has reduced the availability of liquidity and credit, including letters of credit and surety bonds, to fund or support the continuation and expansion of industrial business operations worldwide. Recent financial market conditions have resulted in significant write-downs of asset values by financial institutions, and have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued disruption of the credit markets could adversely affect our customers’ or our own letter of credit and surety bonding capacity, which support the continuation and expansion of projects worldwide and could result in contract cancellations or suspensions or project delays. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or they fail to meet any of our manufacturing requirements, our business could be adversely impacted until we are able to secure alternative sources, if any. Furthermore, our ability to expand our business would be limited if, in the future, we are unable to increase our bonding capacity or our credit facility on favorable terms or at all. These disruptions could lead to a lower demand for our services and could materially impact our business, financial condition and results of operations or the trading price of our common stock.

The U.S. government’s proposed plan to address the financial crises may not be effective to stabilize the financial markets or to increase the availability of credit.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, legislation was enacted that provides the U.S. Treasury the authority to, among other things, purchase mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. Since enactment of the legislation, the capital markets have continued to experience extreme levels of volatility and the credit markets have not yet shown any significant increase in the availability of credit. There can be no assurance what impact this legislation ultimately will have on the financial markets. If actions taken pursuant to the legislation are not successful in stabilizing the financial markets and increasing the availability of credit, it could have a material adverse effect on our business, financial condition and results of operations or the trading price of our common stock.

Our business segments operate in highly competitive markets.

Many of our competitors, primarily in our Electrical and Industrial Products Segment, are significantly larger and have substantially more resources than we do. Competition is based on a number of factors, including price. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their products and services at lower pricing than we are able to provide. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industries, maintain our customer base at current levels or increase our customer base.

Our business segments are sensitive to economic downturns.

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

International and political events may adversely affect our Electrical and Industrial Products Segment.

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

We currently generate, and expect to continue to generate, a significant portion of our revenues under fixed price contracts. We must estimate the costs of completing a particular project to bid for fixed-price contracts. The actual cost of labor and materials, however, may vary from the costs we originally estimated. Depending on the size of a particular project, variations from estimated cost could have a significant impact on our operating results for any fiscal year.

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

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and in the notes to our consolidated financial statements, a portion of our revenues is recognized on the percentage-of-completion method of accounting.  The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs.  The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability.  Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability.  Actual collection of contract amounts or change orders could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings.  In certain circumstances, it is possible that such adjustments could be significant.

We may not be able to fully realize the revenue value reported in our backlog for our Electrical and Industrial Products Segment.

We have a backlog of work in our Electrical and Industrial Products Segment.  Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm.  Backlog develops as a result of new business secured, which represents the revenue value of new project commitments received by us during a given period.  Backlog consists of projects which have either (1) not yet been started or (2) are in progress and are not yet complete.  In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed.  From time to time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new business is taken.  In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog.  In addition to being unable to recover certain direct costs, we may also incur additional costs resulting from underutilized assets if projects are cancelled.

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

Item 1B.     Unresolved Staff Comments

There were no unresolved SEC staff comments as of February 28, 2009.

Item 2.          Properties

The following table sets forth information about the Company's principal facilities, owned or leased, on February 28, 2009:

Location	Land/Acres	Buildings/Sq. Footage	Segment/Occupant

Crowley, Texas	29.7	201,000	Electrical and Industrial Products
Houston, Texas	5.4	61,600	Electrical and Industrial Products
Richland, Mississippi	6.7	58,700	Electrical and Industrial Products
Pittsburg, Kansas	15.3	87,800	Electrical and Industrial Products
Medway, Massachusetts	-	(Leased) 80,900	Electrical and Industrial Products
Fulton, Missouri	-	(Leased) 126,300	Electrical and Industrial Products
Tulsa, Oklahoma	-	(Leased) 66,000	Electrical and Industrial Products
Greenville, South Carolina	-	(Leased) 51,000	Electrical and Industrial Products
St. Catharines, Ontario	4.57	47,500	Electrical and Industrial Products
Crowley, Texas	28.5	79,200	Galvanizing Services
Houston, Texas	25.2	61,800	Galvanizing Services
Waskom, Texas	10.6	30,400	Galvanizing Services
Beaumont, Texas	12.9	33,700	Galvanizing Services
Moss Point, Mississippi	13.5	16,000	Galvanizing Services
Richland, Mississippi	5.6	22,800	Galvanizing Services
Citronelle, Alabama	10.8	34,000	Galvanizing Services
Goodyear, Arizona	16.8	36,800	Galvanizing Services
Prairie Grove, Arkansas	11.5	34,000	Galvanizing Services
Belle Chasse, Louisiana	9.5	34,000	Galvanizing Services
Port Allen, Louisiana	22.2	48,700	Galvanizing Services
Cincinnati, Ohio	15	81,700	Galvanizing Services
Muncie, Indiana	6.6	50,200	Galvanizing Services
Plymouth, Indiana	40	42,900	Galvanizing Services
Joliet, Illinois	12	113,900	Galvanizing Services
Dixon, Illinois	21.3	59,600	Galvanizing Services
Peoria, Illinois	7.4	297,600	Galvanizing Services
Peoria, Illinois	-	(Leased) 66,400	Galvanizing Services
Chelsea, Oklahoma	15	30,700	Galvanizing Services
Winsted, Minnesota	10.4	81,200	Galvanizing Services
Hamilton, Indiana	49.3	110,700	Galvanizing Services
Fort Worth, Texas	-	(Leased) 27,100	Corporate Offices

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

Item 4.                 Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended February 28, 2009.
PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $1.00 par value, (“Common Stock”) is traded on the New York Stock Exchange and under the symbol  “AZZ”. The following table sets forth the high and low sales prices of our Common Stock on the New York Stock Exchange on a quarterly basis for each of the two fiscal years ended February 28, 2009 and February 29, 2008, all of which have been adjusted to reflect our two-for-one stock split, effected in the form of a stock dividend on May 4, 2007.

	Quarter Ended May 31,		Quarter Ended August 31,		Quarter Ended November 30,		Quarter Ended February 28/29,
Per Share	2008	2007	2008	2007	2008	2007	2009	2008
High	$39.20	$34.62	$48.50	$41.45	$45.14	$37.41	$28.97	$37.50
Low	$26.15	$18.33	$30.67	$27.14	$15.09	$24.41	$17.67	$25.85
Dividends Declared	-	-	-	-	-	-	-	-

The payment of dividends is within the discretion of our Board and will depend on our earnings, capital requirements, operating and financial condition and other factors.  We expect for the foreseeable future to invest substantially all of our earnings in the expansion of our business.

The approximate number of holders of record of our common stock at May 15, 2009 was 467. See Item 12 of this Report for information regarding securities authorized for issuance under equity compensation plans.

STOCK PRICE PERFORMANCE GRAPH

The following graph illustrates the five-year cumulative total return on investments in our Common Stock, the CRSP Index for NYSE Stock Market (U.S. Companies) and the CRSP Index for NYSE Stocks (SIC 5000-5099 US Companies).  These indices are prepared by the Center for Research in Security Prices of The University of Chicago Graduate School of Business.  AZZ is listed on The New York Stock Exchange and is engaged in two industry segments.  The shareholder return shown below is not necessarily indicative of future performance.  Total return, as shown, assumes $100 invested on February 27, 2004, in shares of AZZ common stock and each index, all with cash dividends reinvested.  The calculations exclude trading commissions and taxes.

Comparison of Five Year-Cumulative Total Returns

Value of $100 Invested on February 27, 2004

For Fiscal Year Ended on the Last Day of February

Symbol	CRSP Total Returns Index for:	2/04	2/05	2/06	2/07	2/08	2/09
——	AZZ incorporated	100.00	101.25	142.45	253.11	442.65	252.91
– – –	CRSP Index for NYSE Stock Market (US Companies)	100.00	109.09	120.28	137.25	132.41	74.11
········	CRSP Index for NYSE Stocks (SIC 5000-5099 US Companies)	100.00	119.90	165.92	177.71	165.84	90.30
	Wholesale trade - durable goods

Item 6.                 Selected Financial Data

	Fiscal Year
	2009 (a)	2008	2007 (c)	2006	2005
	(In thousands, except per share amounts)
Summary of operations:
Net sales	$412,364	$320,193	$260,344	$187,184	$152,428
Net income	42,206	27,688	21,604	7,827	4,812

Earnings per share:
Basic earnings per common share(b)	$3.48	$2.30	$1.86	$.70	$.44
Diluted earnings per common share(b)	3.43	2.26	1.82	.69	.44

Total assets	$354,715	$193,319	$200,908	$141,026	$128,635
Long-term debt	100,000	-	35,200	14,375	23,875
Total liabilities	167,604	47,163	89,759	53,758	53,316
Shareholders' equity	187,112	146,157	111,148	87,269	75,319
Working capital	123,652	60,299	62,252	27,917	24,839

Cash provided by operating activities	$60,196	$38,926	$6,928	$12,794	$6,471
Capital expenditures	20,009	9,926	10,659	6,602	6,649
Depreciation & amortization	14,528	8,199	6,660	5,720	5,653
Cash dividend per common share	-	-	-	-	-

Weighted average shares outstanding (b)	12,140	12,013	11,599	11,168	10,888

(a)	Includes the acquisition of AAA Industries, Inc. on April 1, 2008 and Blenkhorn and Sawle on July 1, 2008.
(b)	Adjusted to reflect a two-for-one stock split, effective in the form of a stock dividend on May 4, 2007.
(c)	Includes the acquisition of Witt Galvanizing, Inc. on November 1, 2006.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We operate two distinct business segments, the Electrical and Industrial Products Segment and the Galvanizing Services Segment.  The Electrical and Industrial Products Segment serves the power generation, transmission and distribution markets as well as the general industrial market.  As of February 28, 2009, the Galvanizing Services Segment consists of twenty hot dip-galvanizing facilities located throughout the South, Midwest and Southwest United States that provide galvanizing services to the steel fabrication industry. All per share data in this section have been adjusted to reflect our two-for-one stock split effected May 4, 2007. References herein to fiscal years are to the twelve-month periods that end in February of relevant calendar year.  For example, the twelve-month period ended February 28, 2009 is referred to as "fiscal 2009" or "fiscal year 2009."

For the fiscal year-ended February 28, 2009, we recorded revenues of $412.4 million compared to the prior year’s revenues of $320.2 million.  Approximately 55% of our revenues were generated from the Electrical and Industrial Products Segment and approximately 45% were generated from the Galvanizing Services Segment.  Net income for fiscal 2009 was $42.2 million compared to $27.7 million for fiscal 2008. Net income as a percentage of sales was 10.2% for fiscal 2009 as compared to 8.6% for fiscal 2008.  Earnings per share increased by 52% to $3.43 per share for fiscal 2009 compared to $2.26 per share for fiscal 2008, on a diluted basis.

Results of Operations

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

Year ended February 28, 2009 compared with year ended February 29, 2008

Backlog

Our operations ended fiscal 2009 with a backlog of $174.8 million, an increase of 30% as compared to fiscal 2008 backlog of $134.9 million. All ending backlog for fiscal 2009 relates to our Electrical and Industrial Products Segment. Our book-to-ship ratio was 1.06 to 1 for fiscal 2009 as compared to 1.04 to 1 in the prior year. In fiscal 2009, we continued our efforts to improve our market coverage and expand our served markets. New orders were balanced across our power generation, transmission and distribution, and industrial markets. Incoming orders increased 31% for fiscal 2009 as compared to the same period last year.   The fourth quarter backlog while remaining strong was down when compared to the second quarter and third quarter of fiscal 2009.

During the fourth quarter of fiscal 2009, incoming orders were slower than desired due to increased customer deliberation on the release of new orders pertaining to projects that are in process as well as those that are in the planning phase. This combined with increased competitive pressure, particularly on large international orders, has had an impact on our incoming order rate. New orders in the fourth quarter have historically been lower than other quarters  but unlike in prior years, we do not anticipate that our backlog will increase in the first or second quarter of fiscal 2010. We anticipate and remain optimistic that we will see some leveling of our backlog after the second quarter and a modest recovery as we enter into fiscal 2011.

The following table reflects bookings and shipments for fiscal 2009 and 2008.

Backlog Table
(In thousands)
	Period Ended		Period Ended
Backlog	2/29/08	$134,876	2/28/07	$120,666
Bookings		439,075		334,403
Acquired Backlog		13,244		0
Shipments		412,364		320,193
Backlog	2/28/09	$174,831	2/29/08	$134,876
Book to Ship Ratio		1.06		1.04

Revenues

Our consolidated revenues for fiscal 2009 increased by $92.2 million or 29%, as compared to fiscal 2008.

The following table reflects the breakdown of revenue by segment:

	2009	2008
	(In thousands)
Revenue:
Electrical and Industrial Products	$225,797	$179,181
Galvanizing Services	186,567	141,012
Total Revenue	$412,364	$320,193

The Electrical and Industrial Products Segment produces highly engineered specialty products supplied to the power generation, power transmission, power distribution and general industrial markets and lighting and tubular products to the industrial and petroleum markets. The segment recorded revenues for fiscal 2009 of $225.8 million, an increase of 26% above fiscal 2008 results of $179.2 million.  The acquisition of Blenkhorn and Sawle Ltd. on July 1, 2008, combined with a continuation of improved market demand primarily from our high voltage transmission, power generation, utility distribution, and energy infrastructure markets resulted in the increased revenues for the compared years.  Revenues from Blenkhorn and Sawle Ltd. accounted for 18% of the increase for fiscal 2009.

Our Galvanizing Services Segment, which consisted of twenty hot dip galvanizing facilities as of February 28, 2009, generated revenues of $186.6 million, a 32% increase from the prior year’s revenues of $141 million. Volume of steel processed for the fiscal year increased 37%, with 86% attributable to acquisitions of AAA Industries Inc. made on April 1, 2008. Selling price decreased 2% for fiscal 2009 as compared to fiscal 2008. Revenues from by-products accounted for the remaining 3% decrease in revenues.  Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	2009	2008
	(In thousands)
Segment Operating Income:
Electrical and Industrial Products	$38,952	$29,158
Galvanizing Services	53,183	35,087
Total Segment Operating Income	$92,135	$64,245

Total segment operating income (see Note 11 to Notes to Consolidated Financial Statements) increased $27.9 million to $92.1 million in fiscal 2009 as compared to $64.2 million in fiscal 2008. Consolidated operating margins as a percentage of sales increased to 22% for fiscal 2009 as compared to 20% in fiscal 2008. The Electrical and Industrial Products Segment generated 42% of the operating income for fiscal 2009, while the Galvanizing Services Segment produced the remaining 58%.

Our continuous improvement programs, combined with aggressive marketing programs, have had a positive impact on our operating results for fiscal 2009.  We believe that these efforts as well as the leverage gained from additional volumes and lower commodity costs positively impacted our results for Fiscal 2009.

Operating income for the Electrical and Industrial Products Segment increased $9.8 million or 34% for fiscal 2009, to $39 million as compared to $29.2 million for fiscal 2008. Operating margins for this segment were 17% for fiscal 2009 as compared to 16% for fiscal 2008. Operating margins were favorable for fiscal 2009 due to pricing discipline, improved project management, and favorable costs of key commodities. In addition, favorable market conditions and a strong backlog resulted in higher volumes which contributed to the increase in operating income.

Operating income for the Galvanizing Service Segment increased $18.1 million for fiscal 2009, to $53.2 million as compared to $35.1 million for the prior year.  Operating margins were 29% for fiscal 2009 as compared to 25% for fiscal 2008.  Margins benefited from lower zinc costs for fiscal 2009 as compared to fiscal 2008.  Margins in our infrastructure work related to electrical and telecommunications, and the petrochemical markets remained strong, while other margins saw deterioration due the domestic economic conditions.  We have seen additional pricing deterioration since the first of calendar 2009 and believe that fiscal 2010 will reflect a continuation of these conditions.  Fortunately our cost structure is benefiting from lower commodity cost which will partially offset the adverse impact of price adjustments.

General Corporate Expense

General corporate expenses were $19.4 million for fiscal 2009 and $18.9 million for fiscal 2008. As a percentage of sales, general corporate expenses were 4.7% for fiscal 2009 as compared to 5.9% in fiscal 2008.

Interest

Interest expense for fiscal 2009 increased 313% or $4.7 million as compared to fiscal 2008.  Interest expense increased due to higher levels of debt resulting from a $100 million Note Purchase Agreement entered into by the Company pursuant to which the Company issued $100 million aggregate principal amount of it’s 6.24% unsecured Notes (as defined below). The increase in debt funded the acquisition of AAA Industries, Inc. on April 1, 2008 and Blenkhorn & Sawle Ltd. on July 1, 2008. Our long-term debt as a percentage of shareholders’ equity ratio was .53 to 1 at the end of fiscal 2009. We had no long-term debt outstanding at the end of fiscal 2008.

Other (Income) Expense

For fiscal 2009 and 2008, the amounts in other (income) expense (see Note 11 of Notes to Consolidated Financial Statements) were insignificant.

Provision For Income Taxes

The provision for income taxes reflects an effective tax rate of 37% for fiscal 2009 and fiscal 2008.  On December 15, 2008, the IRS began an audit of our Fiscal 2007 federal income tax return. To date there have been no material issues raised and we do not anticipate any significant adjustments as a result of this audit.

Year ended February 29, 2008 compared with year ended February 28, 2007

Management believes that analyzing our revenue and operating income by segment is the most meaningful way to analyze our results of operations.  Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment.  The other (income) expense items included in segment operating income are generally insignificant.  For a reconciliation of segment operating income to pretax income, (see Note 11 to Notes to Consolidated Financial Statements.)

Backlog

Our operations ended fiscal 2008 with a backlog of $134.9 million, an increase of 12% as compared to fiscal 2007 backlog of $120.7 million. All ending backlog relates to our Electrical and Industrial Products Segment. Our book-to-ship ratio was 1.04 to 1 for fiscal 2008 as compared to 1.18 to 1 in the prior year. In fiscal 2008, we continued our efforts to improve our market coverage and expand our served markets. New orders were balanced across our power generation, transmission and distribution, and industrial markets. Incoming orders increased 8% for fiscal 2008 as compared to fiscal 2007.

The following table reflects bookings and shipments for fiscal 2008 and 2007.

Backlog Table
(In thousands)
	Period Ending		Period Ending
Backlog	2/28/07	$120,666	2/28/06	$73,765
Bookings		334,403		307,245
Shipments		320,193		260,344
Backlog	2/29/08	$134,876	2/28/07	$120,666
Book to Ship Ratio		1.04		1.18

Revenues

Our consolidated revenues for fiscal 2008 increased by $59.8 million or 23%, as compared to fiscal 2007.

The following table reflects the breakdown of revenue by segment:

	2008	2007
	(In thousands)
Revenue:
Electrical and Industrial Products	$179,181	$150,250
Galvanizing Services	141,012	110,094
Total Revenue	$320,193	$260,344

The Electrical and Industrial Products Segment produces highly engineered specialty products supplied to the power generation, power transmission, power distribution and general industrial markets and lighting and tubular products to the industrial and petroleum markets. The segment recorded revenues for fiscal 2008 of $179.2 million, an increase of 19% above fiscal 2007 results of $150.3 million. The increased revenue resulted from a continuation of improved market demand and improved pricing, primarily from our high voltage transmission, power generation and utility distribution market as compared to fiscal 2007.

Our Galvanizing Services Segment, which was comprised of fourteen hot dip galvanizing facilities as of February 29, 2008, generated revenues of $141 million, a 28% increase from the prior year’s revenues of $110 million.  The increased revenue resulted from a 10% improvement in pricing and 18% increase in the pounds of steel produced in fiscal 2008 as compared to fiscal 2007.  Our acquisition of Witt Galvanizing, Inc. on November 1, 2006, accounted for 68% of the increase in the pounds of steel produced. The remaining 32% increase in volume resulted from increased project work, which was spread across all of our served markets. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

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

Operating income for the Electrical and Industrial Products Segment increased $7.9 million or 37% for fiscal 2008, to $29.2 million as compared to $21.3 million for fiscal 2007. Operating margins for this segment were 16% for fiscal 2008 as compared to 14% for fiscal 2007. Operating margins and profit improvement were attributable to the leverage gained from increased volumes and pricing actions as a result of favorable market conditions.

Operating income for the Galvanizing Service Segment increased $3.1 million for fiscal 2008, to $35.1 million as compared to $31.9 million for the prior year.  The improved operating results reflected improved market conditions, which generated higher revenues. Operating margins were 25% for fiscal 2008 as compared to 29% for fiscal 2007. Operating margins were lower during fiscal 2008 due to higher FIFO inventory costs of zinc as compared to fiscal 2007.

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

Interest

Interest expense for fiscal 2008 was $1.5 million, which was relatively unchanged as compared to February 28, 2007. Total obligations under the Credit Agreement (as defined below) were paid in full as of February 29, 2008, a decrease of $35.2 million as compared to fiscal 2007.

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

Liquidity and Capital Resources

We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, capital improvements, debt repayment, letter of credits and acquisitions. We believe that working capital, funds available under our credit agreement, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, and payment of debt and possible future acquisitions during fiscal 2010.

Our operating activities generated cash flows of approximately $60.2 million, $38.9 million, and $6.9 million during fiscal 2009, 2008, and 2007, respectively.  Cash flow from operations in fiscal 2009 included net income in the amount of $42.2 million, depreciation and amortization in the amount of $14.5 million, and other adjustments to reconcile net income to net cash in the amount of a $7.1 million.  Included in other adjustments were provisions for bad debt, deferred income taxes, gain or loss on the sale of assets and non-cash adjustments. Positive cash flow was recognized due to decreased inventories, revenue in excess of billings, and prepaid expenses in the amount of $2 million, $.7 million, $.1 million, respectively, and increased accrued liabilities and accounts payable in the amounts of $9.5 million, and $.8 million, respectively.  These positive cash flow items were offset by increased accounts receivables in the amount of $16.7 million. Accounts receivable average days outstanding were 51 days for fiscal 2009, as compared to 49 days at fiscal 2008.

Our working capital was $123.7 million at February 28, 2009, as compared to $60.3 million at February 29, 2008.

During fiscal 2009, capital improvements were made in the amount of $20 million, of which $2.5 was related to the fire damage at one of our galvanizing facilities. The breakdown of capital spending by segment for fiscal 2009, 2008, and 2007 can be found in Note 11 of the Notes to Consolidated Financial Statements.

For fiscal 2009, long-term debt increased by $100 million from the issuance of Notes to fund the acquisition of AAA Industries, Inc. and Blenkhorn and Sawle, Ltd. for an aggregate purchase price of $96.3 million.

We received sales or insurance proceeds for property and equipment in the amount of $3.5 million and proceeds from the exercise of stock options and related tax benefits in the amount of $.1 million. There were no cash dividends declared or paid in fiscal 2009, and no resumption of a cash dividend is currently anticipated.

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement by and among AZZ, Bank of America, N.A. ("Bank of America") and certain other lenders (including Bank of America) (the “Credit Agreement”), which replaced our Amended and Restated Revolving and Term Credit Agreement dated as of November 1, 2001.  The Credit Agreement provides for a $60 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2011. This is an unsecured revolving credit facility, which we used to refinance outstanding borrowings and is used to provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs. At February 28, 2009, we had no outstanding debt borrowed against the revolving credit facility.  However, we had letters of credit outstanding in the amount of $13.5 million, which left approximately $46.5 million of additional credit available under the revolving credit facility.

The Credit Agreement provides for various financial covenants consisting of a) Minimum Consolidated Net Worth – maintain on a consolidated basis net worth equal to at least the sum of $69.8 million, representing 80% of net worth at February 28, 2006 plus 75% of future net income, b) Maximum Leverage Ratio- maintain on a consolidated basis a Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.25:1.0, c) Fixed Charge Coverage Ratio- maintain on a consolidated basis a Fixed Charge Coverage Ratio of at least 2.5:1.0 and d) Capital Expenditures- not to make Capital Expenditures on a consolidated basis in an amount in excess of $22 million for fiscal 2009 and $20 million for future fiscal years. Consents were received from our lenders to complete our acquisitions in fiscal 2009.

The Credit Agreement provides for an applicable margin ranging from .75% to 1.25% over the Eurodollar Rate and Commitment Fees ranging from .175% to .25% depending on our Leverage Ratio.

On March 31, 2008, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") pursuant to which the Company issued $100 million aggregate principal amount of its 6.24% unsecured Senior Notes (the "Notes") due March 31, 2018 through a private placement (the "Note Offering").  Pursuant to the Note Purchase Agreement, the Company’s payment obligations with respect to the Notes may be accelerated upon any Event of Default, as defined in the Note Purchase Agreement.

In connection with the Note Offering, the Company entered into an amendment to our Credit Agreement. The Amendment contains the consent of Bank of America to the Note Offering and amends the Credit Agreement to provide that the Note Offering will not constitute a default under the Credit Agreement.

The Notes provide for various financial covenants of a) Minimum Consolidated Net Worth - Maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50% of future net income; b) Maximum Ratio of Consolidated Indebtedness to Consolidated EBITDA – Maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00;  c) Fixed Charge Coverage Ratio – Maintains on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Note Purchase Agreement) of at least 2.0:1.0; d) Priority Indebtedness – The Company will not at any time permit aggregate amount of all Priority Indebtedness (as defined in the Note Purchase Agreement) to exceed 10% of Consolidated Net Worth (as defined in the Note Purchase Agreement).  In conjunction with the Note Offering, the Credit Agreement was amended to reflect the same financial covenants as the Notes. We were in compliance at February 28, 2009 with all of our debt covenants.

Our current ratio (current assets/current liabilities) was 3.12 to 1 at the end of fiscal 2009, as compared to 2.41 to 1 at the end of fiscal 2008.  Shareholder equity grew 28% during fiscal 2009 to $187.1 million. Long-term debt as a percentage of shareholders’ equity ratio was .53 to 1 at the end of fiscal 2009. We had no long-term debt outstanding at the end of fiscal 2008.

We have not experienced a significant impact on our operations from increases in general inflation other than for specific commodities and employee health care costs.  We have exposure to commodity price increases in both segments of our business, primarily copper, aluminum and steel in the Electrical and Industrial Products Segment, and zinc and natural gas in the Galvanizing Services Segment.  We attempt to minimize these increases through escalation clauses in customer contracts for copper, aluminum and steel, when market conditions allow and protective caps and fixed contract purchases on zinc.  In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process and through increases in prices where competitively feasible. Many economists predict increased inflation in coming years due to U.S. and international monetary policy, and there is no assurance that inflation will not impact our business in the future.

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

Contractual Commitments

Leases

The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. As of February 28, 2009, the future minimum payments required under these operating leases are summarized in the below table.  Rental expense for real estate and personal property were approximately $4,713,000, $3,132,000, and $2,517,000 for fiscal years ended 2009, 2008 and 2007, respectively, and includes all short-term as well as long-term rental agreements.

The following summarizes the Company’s operating leases, debt and interest for the next five years and thereafter.

	Operating Leases	Debt	Interest
	(In thousands)
2010	$3,701	$-	$6,240
2011	3,937	-	6,240
2012	3,275	-	6,240
2013	2,811	14,286	5,794
2014	2,690	14,286	4,903
Thereafter	14,192	71,428	11,143
Total	$30,606	$100,000	$40,560

Commodity pricing

The Company manages its exposures to commodity prices through the use of the following:

In the Electrical and Industrial Products Segment, the Company has exposure to commodity pricing for copper, aluminum, and steel. Because the Electrical and Industrial Products Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses to the customer’s contracts, although during difficult market conditions customers may resist these escalation clauses.

In the Galvanizing Services Segment, the Company utilizes contracts with its zinc suppliers that include protective caps  and a fixed cost contract to guard against rising commodity prices. The Company also secures firm pricing for natural gas supplies with individual utilities when possible.  Management believes these contractual agreements partially offset exposure to commodity price swings.

There are no contracted purchase commitments for any other commodity items including steel, aluminum, natural gas, copper, zinc or any other commodity, except for those entered into under the course of normal business.

Other

At February 28, 2009, the Company had outstanding letters of credit in the amount of $13.5 million.  These letters of credit are issued to a portion of the Company’s customers in our Electrical and Industrial Products Segment to cover any potential warranty costs and in lieu of performance and bid bonds.  In addition, as of February 28, 2009, a warranty reserve in the amount of $2 million has been established to offset any future warranty claims.

The Company has been named as a defendant in certain lawsuits in the normal course of business.  It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.  In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on our financial position or results of operations.

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

Allowance for Doubtful Accounts- The carrying value of our accounts receivable is continually evaluated based on the likelihood of collection. An allowance is maintained for estimated losses resulting from our customers' inability to make required payments. The allowance is determined by historical experience of uncollected accounts, the level of past due accounts, overall level of outstanding accounts receivable, information about specific customers with respect of their inability to make payments and future expectations of conditions that might impact the collectability of accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

Revenue Recognition - Revenue is recognized for the Electrical and Industrial Products Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting for electrical products built to customer specifications under long term contracts.  We recognize revenue for the Galvanizing Services Segment upon completion of the galvanizing process performed on the customers’ material or shipment of this material. Revenue for the Galvanizing Service Segment is typically recognized at completion of the service unless we specifically agree with the customer to hold its material for a predetermined period of time after the completion of the galvanizing process and, in that circumstance, we invoice and recognize revenue upon shipment.    Customer advanced payments presented in the balance sheet arise from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method.  The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion.  Contract costs include direct labor and material, and certain indirect costs.  Selling, general and administrative costs are charged to expense as incurred.  Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined.  The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.

Impairment of Long-Lived Assets, Identifiable Intangible Assets and Goodwill - We record impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment losses on long-lived assets are measured based on the excess of the carrying amount over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. A significant change in events, circumstances or projected cash flows could result in an impairment of long-lived assets, including identifiable intangible assets. An annual impairment test of goodwill is performed in the fourth quarter of each fiscal year.  The test is calculated using the anticipated future cash flows after tax from our operating segments. Based on the present value of the future cash flows, we will determine whether impairment may exist.  A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market, changes in economic conditions of these various markets, raw material and natural gas costs, and availability of experienced labor and management to implement our growth strategies.

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

On March 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for,   recording in the financial statements uncertain tax positions taken or expected to be taken and provides guidance on derecognition, classification, accounting in interim periods and disclosure requirement.

Stock Options and Stock Appreciation Rights - Our employees and directors are periodically granted stock options or Stock Appreciation Rights by the Compensation Committee of the Board of Directors. In fiscal 2007, we adopted the provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R").  Under the provisions of SFAS No. 123R, the compensation cost of all employee stock-based compensation awards is measured based on the grant-date fair value of those awards and that cost is recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).
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

These variables are developed using a combination of our internal data with respect to stock price volatility and exercise behavior of option holders and information from outside sources.  The development of each of these variables requires a significant amount of judgment.  Changes in the values of the above variables would result in different option valuations and, therefore, different amounts of compensation cost.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, (revised 2007), "Business Combinations" ("SFAS No. 141(R)"), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close when adopted in 2010, both at the acquisition date and in subsequent periods.  SFAS No. 141(R) introduces new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after an acquisition.  SFAS No. 141(R) applies to acquisitions on or after March 1, 2009 and will impact the Company's reporting prospectively only.

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

In the Electrical and Industrial Products Segment, we have exposure to commodity pricing for copper, aluminum, and steel.  Increases in price for these items are normally managed through escalation clauses in our customer’s contracts, although during difficult market conditions customers may resist these escalation clauses.  We manage our exposures to commodity prices, primarily zinc used in our Galvanizing Services Segment, by utilizing agreements with zinc suppliers that include protective caps and fixed contracts to guard against escalating commodity prices.  We believe these agreements ensure adequate supplies and partially offset exposure to commodity price swings.

The Company has exposure to foreign currency exchange related to our Canadian operations.

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

Item 8.                 Financial Statements and Supplementary Data.

The Index to our Consolidated Financial Statements is found on page 28.  Our Financial Statements and Notes to these Consolidated Financial Statements follow the index.

Item 9.                 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers,  as appropriate to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) accumulated and communicated to management, including our principal executive and financial officers, as appropriate to show timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

(a) Report of Management Regarding Internal Control Over Financial Reporting

See management’s report on page 29.

(b) BDO Seidman LLP, our independent public accounting firm, has issued an audit report on our internal control over financial reporting which is included on pages 30-31.

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

Information regarding directors of AZZ required by this Item is incorporated by reference to the section entitled “Election of Directors” set forth in the Proxy Statement for our 2009 Annual Meeting of Shareholders.

The information regarding compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement for our 2009 Annual Meeting of Shareholders.

Information regarding our audit committee financial experts and code of ethics and business conduct required by this item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Proxy Statement for our 2009 Annual Meeting of Shareholders.

No director or nominee for director has any family relationship with any other director or nominee or with any executive officer of our company.

Item 11.                 Executive Compensation

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Fees Paid to Directors” set forth in our Proxy Statement for our 2009 Annual Meeting of Shareholders.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management” set forth in the Proxy Statement for our 2009 Annual Meeting of Shareholders.

Equity Compensation Plans

The following table provides a summary of information as of February 28, 2009, relating to our equity compensation plans in which our Common Stock is authorized for issuance. All shares and price data have been adjusted to reflect our two-for-one stock split, effected in the form of a share dividend on May 4, 2007.

Equity Compensation Plan Information:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders (1)	607,070	(2)	$17.87	710,095	(3)
Total	607,700		$17.87	710,095

(1)
Consists of the Amended and Restated 2005 Long-Term Incentive Plan, and 2001 Long-Term Incentive Plan..  See Note 9, “Stock Options and Other Shareholder Matters” to our “Notes to Consolidated Financial Statements” for further information.

(2)	The average term of outstanding options and stock appreciation rights is 2 years.

(3)	Consists of shares remaining available for future issuance under the Amended and Restated 2005 Long-Term Incentive Plan of 498,951 shares and 2001 Long-Term Incentive Plan of 211,144 shares

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

1999 Independent Director Share Ownership Plan

On January 19, 1999, the Board of Directors established the 1999 Independent Director Share Ownership Plan (as amended, the “Independent Director Plan”).  Each independent Director (as defined in the Independent Director Plan) was granted 1,000 shares of our Common Stock after each annual meeting of the shareholders, who continued in office, beginning with the 1999 Annual Meeting of Shareholders and continuing until our 2005 Annual Meeting of Shareholders, at which time the number of shares granted increased to 2,000 shares.  At our 2007 Annual Meeting of Shareholders the number of shares granted was determined to be the equivalent of $25,000 of stock, based on the stock price at the close of business on the Annual Meeting date, which equated to 683 shares per director. At our 2008 Annual Meeting of Shareholders the number shares granted was determined to be 1,000 shares.  A total of 100,000 shares were covered by the Independent Director Plan, none of which remain available under the Independent Director Plan.

2000 Advisory Director Share Ownership Plan

On March 28, 2000, the Board of Directors established the 2000 Advisory Director Share Ownership Plan (the “Advisory Director Plan”).  Under that Advisory Director Plan, Advisory Directors (as defined in the Advisory Director Plant) receive a grant of 1,000 shares of Common Stock of the Company after each annual shareholders meeting which they continue in office until they receive a total of 10,000 shares, including shares received while serving as an active member of the Board of Directors.  A total of 20,000 shares were covered by the Advisory Director Plan, of which, 13,000 shares remain available under the Advisory Director Plan at February 28, 2009. The Board has no Advisory Directors at the present time and has no current plans to add Advisory Directors in the future.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions” and “Director Independence” set forth in the Proxy Statement for our 2009 Annual Meeting of Shareholders.

PART IV

Item 14.        Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the sections entitled “Other Business – Independent Auditor Fees” and “Other Business – Pre-approval of Non-audit Fees” set forth in our Proxy Statement for our 2009 Annual Meeting of Shareholders.

Item 15.       Exhibits and Financial Statement Schedules.

A.	Financial Statements

1.	The financial statements filed as a part of this report are listed in the “Index to Consolidated Financial Statements” on page 28.

2.	Financial Statements Schedules
Schedule II – Valuation and Qualifying Accounts and Reserves filed as a part of this report is listed in the “Index to Consolidated Financial Statements” on page 28.

Schedules and compliance information other than those referred to above have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

B.	Exhibits Required by Item 601 of Regulation S-K

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits beginning on page 55, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 5/8/2009	By: /s/ David H. Dingus
David H. Dingus, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

/s/David H. Dingus	/s/ Dana L. Perry
David H. Dingus, Principal Executive Officer and Director	Dana L. Perry, Principal Financial Officer and Director

/s/Daniel R. Feehan	/s/ Richard Butler
Daniel R. Feehan, Director	Richard Butler, Vice President and Controller, Principal Accounting Officer

/s/Martin C. Bowen	/s/Peter A. Hegedus
Martin C. Bowen, Director	Peter A. Hegedus, Director

/s/Daniel E. Berce	/s/Dr. H. Kirk Downey
Daniel E. Berce, Director	Dr. H. Kirk Downey, Chairman of the Board and Director

/s/Sam Rosen	/s/Kevern R. Joyce
Sam Rosen, Director	Kevern R. Joyce, Director

Index to Consolidated Financial Statements and Schedules

		Page
1	Consolidated Financial Statements

	Management’s Report on Internal Controls Over Financial Reporting	29

	Report of Independent Registered Public Accounting Firm	30-31

	Consolidated Statements of Income for the years ended February 28, 2009, February 29, 2008, and February 28, 2007	32

	Consolidated Balance Sheets as of February 28, 2009 and February 29, 2008	33-34

	Consolidated Statements of Cash Flows for the years ended February 28, 2009, February 29, 2008, and February 28, 2007	35-36

	Consolidated Statements of Shareholders' Equity for the years ended February 28, 2009, February 29, 2008, and February 28, 2007	37

	Notes to Consolidated Financial Statements	38-53

2	Consolidated Financial Statements Schedule

	Schedule II – Valuation and Qualifying Accounts and Reserves	54

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control- Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, "COSO". Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was effective as of February 28, 2009.  The effectiveness of our internal control over financial reporting as of February 28, 2009, has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report included herein.  Management’s assessment of and conclusion of the effectiveness of internal control over financial reporting did not include the internal controls of Blenkhorn & Sawle Ltd., which was acquired on July 1, 2008, and which is included in the consolidated balance sheet of AZZ incorporated as of February 28, 2009, and related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended.  Blenkhorn and Sawle constituted less than 5% of total assets and less than 2% of revenues and net income for the year then ended.  Management did not assess the effectiveness of internal controls over financial reporting of Blenkhorn and Sawle because of the timing of the acquisition, which was completed on July 1, 2008.

Report of Independent Registered Public Accounting Firm

 Board of Directors and Shareholders
 AZZ incorporated
 Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of AZZ incorporated as of February 28, 2009 and February 29, 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2009. Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. We have also audited AZZ incorporated's internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AZZ incorporated’s management is responsible for these financial statements, financial statement schedule, maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements, financial statement schedule and express an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AZZ incorporated as of February 28, 2009 and February 29, 2008 and the results of its operations and its cash flows for each of the years in the three year period ended February 28, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, AZZ incorporated maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on the COSO criteria.

In addition, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Blenkhorn and Sawle which was acquired on July 1, 2008 and which is included in the consolidated balance sheets of AZZ incorporated as of February 28, 2009 and the related consolidated statements of income, shareholders equity, and cash flows for the year ended.  Blenkhorn and Sawle constituted less than 5% of total assets as of February 28, 2009 and less than 2% of revenues and net income respectively, for the year then ended.  Management did not assess the effectiveness of internal control over financial reporting of Blenkhorn and Sawle because of the timing of the acquisition which was completed on July 1, 2008.  Our audit of internal control over financial reporting of AZZ incorporated also did not include an evaluation of the internal control over financial reporting of Blenkhorn and Sawle.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 effective March 1, 2007.

/s/ BDO Seidman, LLP

Dallas, Texas
May 8, 2009

AZZ incorporated
CONSOLIDATED STATEMENTS OF INCOME

Years ended February 28, 2009, February 29, 2008 and February 28, 2007

	2009	2008	2007

Net sales	$412,364,321	$320,193,104	$260,343,667
Costs and expenses:
Cost of sales	299,011,807	239,651,058	193,411,001
Selling, general, and administrative	43,221,186	36,261,642	31,948,452
Net (gain) loss from sale of or insurance settlement on property, plant and equipment	(1,508,892)	32,211	(586,001)
Interest expense	6,169,723	1,494,731	1,495,442
Other income	(1,439,635)	(1,079,431)	(524,973)
	345,454,189	276,360,211	225,743,921

Income before income taxes and accounting changes	66,910,132	43,832,893	34,599,746
Income tax expense	24,703,907	16,145,304	12,910,182

Income before cumulative effect of changes in accounting principles	$42,206,225	$27,687,589	$21,689,564

Cumulative effect of change in accounting principles (net of tax of $50,667 in 2007)	-	-	(85,344)

Net Income	$42,206,225	$27,687,589	$21,604,220

Earnings per common share:
Basic earnings per share before effect of change in accounting	$3.48	$2.30	$1.87
Cumulative effect of change in accounting	-	$-	( .01)
Basic earnings per share after effect of change in accounting	$3.48	$2.30	$1.86

Diluted earnings per share before effect of change in accounting	$3.43	$2.26	$1.83
Cumulative effect of change in accounting	-	$-	( .01)
Diluted earnings per share after effect of change in accounting	$3.43	$2.26	$1.82

Weighted average number common shares	12,140,152	12,012,789	11,599,428
Weighted average number common shares and potentially dilutive common shares	12,302,176	12,227,212	11,838,612

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED BALANCE SHEETS

February 28, 2009 and February 29, 2008

Assets	2009	2008

Current assets:
Cash and cash equivalents	$47,557,711	$2,226,941
Accounts receivable, net of allowance for doubtful accounts of $900,000 in 2009 and $630,000 in 2008	64,763,982	38,901,577
Inventories	53,775,800	43,426,468
Costs and estimated earnings in excess of billings on uncompleted contracts	11,328,287	13,044,076
Deferred income tax assets	3,588,267	4,391,398
Prepaid expenses and other	1,009,477	1,004,383
Total current assets	182,023,524	102,994,843

Property, plant, and equipment, at cost:
Land	5,293,442	2,992,863
Buildings and structures	57,432,879	36,763,402
Machinery and equipment	71,222,475	46,783,600
Furniture, fixtures, software and computers	11,361,501	8,548,747
Automotive equipment	2,025,855	1,871,116
Construction in progress	2,575,285	2,936,578
	149,911,437	99,896,306
Less accumulated depreciation	(62,244,744)	(51,611,396)
Net property, plant, and equipment	87,666,693	48,284,910

Goodwill	66,157,000	40,962,104
Other assets	18,868,230	1,077,423

Total Assets	$354,715,447	$193,319,280

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED BALANCE SHEETS (continued)

February 28, 2009 and February 29, 2008

Liabilities and Shareholders' Equity	2009	2008

Current liabilities:
Accounts payable	$17,853,171	$16,035,932
Income tax payable	259,734	706,966
Accrued salaries and wages	5,509,197	4,919,804
Other accrued liabilities	12,293,073	6,385,285
Customer advance payment	13,632,734	2,115,330
Profit sharing	6,070,000	3,900,000
Billings in excess of costs and estimated earnings on uncompleted contracts	2,753,532	3,798,179
Compensation expense related to stock appreciation rights	-	4,834,325
Total current liabilities	58,371,441	42,695,821

Long-term debt due after one year	100,000,000	-

Deferred income tax liabilities	9,232,302	4,466,834

Commitments and Contingencies

Shareholders' equity:
Common stock, $1 par value; 25,000,000 shares authorized; 12,609,160 shares issued at February 28, 2009 and February 29, 2008	12,609,160	12,609,160
Capital in excess of par value	18,241,664	16,369,938
Retained earnings	161,755,340	119,549,115
Accumulated other comprehensive income (loss)	(3,198,159)	-
Less common stock held in treasury, at cost (464,944 shares at February 28, 2009 and 480,188 shares at February 29, 2008)	(2,296,301)	(2,371,588)
Total shareholders' equity	187,111,704	146,156,625

	$354,715,447	$193,319,280

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended February 28, 2009, February 29, 2008 and February 28, 2007

	2009	2008	2007
Cash flows from operating activities:
Net income	$42,206,225	$27,687,589	$21,604,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,921,034	7,998,899	6,478,441
Amortization	1,606,957	199,981	181,203
Share based compensation expense	1,843,318	845,346	763,957
Amortization of deferred borrowing costs	281,076	13,580	155,841
Provision for doubtful accounts	931,794	111,171	450,796
Deferred income tax expense (benefit)	5,568,600	(529,264)	(1,127,389)
Cumulative effect of change in accounting principle	-	-	85,344
Net (gain) loss on insurance settlement or sale of property, plant and equipment	(1,508,892)	50,914	(586,001)
Effects of changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(16,653,577)	11,264,808	(16,126,028)
Inventories	1,998,318	2,060,797	(17,413,761)
Prepaid expenses and other assets	43,211	999,226	(402,038)
Net change in billings related to costs and estimated earnings on uncompleted contracts	671,143	(3,027,519)	(6,118,020)
Accounts payable	755,889	(9,280,234)	8,686,064
Other accrued liabilities and income taxes	9,531,074	530,896	10,294,892

Net cash provided by operating activities	60,196,170	38,926,190	6,927,521

Cash flows from investing activities:
Proceeds from the sale or insurance settlement of property, plant and equipment	3,529,481	219,795	749,118
Acquisition of subsidiaries, net of cash acquired	(96,332,010)	-	(13,425,967)
Purchases of property, plant and equipment	(20,008,583)	(9,926,198)	(10,658,561)

Net cash used in investing activities	(112,811,112)	(9,706,403)	(23,335,410)

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years ended February 28, 2009, February 29, 2008 and February 28, 2007

	2009	2008	2007
Cash flows from financing activities:
Proceeds from long-term debt	100,000,000	-	-
Debt acquisition costs	(2,000,000)	-	-
Tax benefits from stock options exercised	72,453	3,053,649	266,096
Proceeds from exercise of stock options	31,242	3,450,413	1,260,940
Payments on revolving loan	-	(35,200,000)	(11,640,482)
Payments on long-term debt	-	-	(12,375,000)
Proceeds from revolving loan	-	-	39,340,482

Net cash provided by (used in) financing activities	98,103,695	(28,695,938)	16,852,036

Effect of exchange rate changes on cash	(157,983)	-	-

Net increase (decrease) in cash and cash equivalents	45,330,770	523,849	444,147

Cash and cash equivalents at beginning of year	2,226,941	1,703,092	1,258,945

Cash and cash equivalents at end of year	$47,557,711	$2,226,941	$1,703,092

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,322,618	$1,672,214	$1,310,138

Income taxes	$20,558,538	$13,726,926	$13,849,408

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended February 28, 2009, February 29, 2008 and February 28, 2007

	Common Stock		Capital in	Retained	Accumulated Other	Treasury	Total
			excess of	earnings	Comprehensive	Stock
	Shares	Amount	par value		Income (Loss)
Balance at February 28, 2006	12,609,160	$12,609,160	$9,608,026	$70,257,305	$44,226	$(5,250,076)	$87,268,641
Exercise of stock options			523,105			737,836	1,260,941
Stock compensation			689,477			74,480	763,957
Federal income tax deducted on stock options			266,095				266,095
Comprehensive income: Net income				21,604,221			21,604,221
Other comprehensive income, net of tax: Unrealized gain (loss) on market value of interest rate swaps, net of ($8,403) of income tax					(15,605)		(15,605)
Comprehensive income							21,588,616
Balance at February 28, 2007	12,609,160	$12,609,160	$11,086,703	$91,861,526	$28,621	$(4,437,760)	$111,148,250
Exercise of stock options			1,384,240			2,066,172	3,450,412
Stock compensation			845,346				845,346
Federal income tax deducted on stock options			3,053,649				3,053,649
Comprehensive income: Net income				27,687,589			27,687,589
Other comprehensive income, net of tax: Unrealized gain (loss) on market value of interest rate swaps, net of ($15,411) of income tax					(28,621)		(28,621)
Comprehensive income							27,658,968
Balance at February 29, 2008	12,609,160	$12,609,160	$16,369,938	$119,549,115	$-	$(2,371,588)	$146,156,625
Exercise of stock options			(5,365)			36,606	31,242
Stock compensation			1,804,637			38,681	1,843,318
Federal income tax deducted on stock options			72,453				72,453
Comprehensive income: Net income				42,206,225			42,206,225
Foreign currency translation					(3,198,159)		(3,198,159)
Comprehensive income							39,008,066
Balance at February 28, 2009	12,609,160	$12,609,160	$18,241,664	$161,755,340	$(3,198,159)	$(2,296,301)	$187,111,704

See accompanying notes to the consolidated financial statements.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of significant accounting policies

Organization—AZZ incorporated (the “Company”) operates primarily in the United States of America and Canada. Information about the Company’s operations by segment is included in Note 11 to the consolidated financial statements.

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

The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s banking relationships. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash and cash equivalents.  The majority of cash equivalents are invested in Treasury Funds or FDIC Guaranteed Liquidity programs.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s diversity by virtue of two operating segments, the number of customers, and the absence of a concentration of trade accounts receivable in a small number of customers. The Company performs continual evaluations of the collectability of trade accounts receivable and allowance for doubtful accounts based upon historical losses, economic conditions and customer specific events.  After all collection efforts are exhausted and the account is deemed uncollectible, it is written off against the allowance for doubtful accounts. The Company’s net credit losses in 2009, 2008 and 2007 were approximately $662,000, $151,000 and $181,000, respectively. Collateral is usually not required from customers as a condition of sale.

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

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Income taxes — Income tax expense is based on the asset and liability method. Under this method of accounting, deferred tax assets and liabilities are recognized based on differences between financial accounting and income tax basis of assets and liabilities using presently enacted tax rates and laws.

On March 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN48”), which prescribes a recognition threshold and measurement attribute for recording in the financial statements uncertain tax positions taken or expected to be taken and provides guidance on derecognition, classification, accounting in interim periods and disclosure requirement.  No uncertain tax positions have been recognized.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-based compensation — The Company has granted stock options or stock appreciation rights for a fixed number of shares to employees and directors.

Effective March 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under this method, compensation cost recognized for fiscal 2007 and fiscal 2008 includes compensation cost of $145,000 and $6,000, respectively, for share-based payments granted prior to, but not yet vested as of, February 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123.  As of February 29, 2008, all shares had vested and related compensation cost had been recognized.

On April 7, 2005, the Company implemented Stock Appreciation Rights Plans (the “Plans”) for its key employees and directors. The purpose of the Plans is to enable the Company to attract and retain qualified key employees and directors by offering to them the opportunity to share in increases in the value of the Company to which they contribute. The Company made awards under the Plans in fiscal 2006. There were 207,660 Stock Appreciation Rights awards granted in fiscal 2006. The awards for fiscal 2006 were fully vested on February 29, 2008 and were paid in cash during the second quarter ended August 31, 2008 in the amount of $4.8 million.   The Company recognized $4.8 million for compensation expense related to the fiscal 2006 Stock Appreciation Rights Plan prior to February 29, 2008.  There was no additional compensation expense recorded for these Stock Appreciation Rights during fiscal 2009.

During fiscal 2006, the Company adopted the AZZ incorporated amended and restated 2005 Long-Term Incentive Plan (“2005 Plan”). The purpose of the 2005 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees and directors restricted stock, performance awards, stock appreciation rights (“SARs” or “Stock Appreciation Rights”) and options to purchase Common Stock of the Company. The maximum number of shares that may be issued under the 2005 Plan is 1 million shares.

Financial instruments — The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of financial instruments approximate the amount of their carrying value.

Derivative financial instruments— From time to time, the Company uses derivatives to manage interest rate risk. The Company’s policy is to use derivatives for risk management purposes only, which includes maintaining the ratio between the Company’s fixed and floating rate debt obligations that management deems appropriate, and prohibits entering into such contracts for trading purposes. The Company enters into derivatives only with counterparties (primarily financial institutions) which have substantial financial wherewithal to minimize credit risk. As the result of the current global financial crisis, a number of financial institutions have failed or required government assistance, and counterparties considered substantial may develop credit risk. The amount of gains or losses from the use of derivative financial instruments has not been and is not expected to be material to the Company’s consolidated financial statements. As of February 28, 2009, the Company had no derivative financial instruments.

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

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Warranty Reserve (In thousands)
Balance at February 28, 2006	$1,102
Warranty costs incurred	(888)
Additions charged to income	1,364
Balance at February 28, 2007	$1,578
Warranty costs incurred	(1,034)
Additions charged to income	1,188
Balance at February 29, 2008	$1,732
Warranty costs incurred	(1,454)
Additions charged to income	1,737
Balance at February 28, 2009	$2,015

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income (loss) consists of the Company’s net income (loss) and foreign currency translation adjustments from its Blenkhorn and Sawle (B&S) operation.

Foreign Currency Translation

The local currency is the functional currency for the Company’s B&S subsidiary located in Canada.  B&S’s assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet date, revenues and expenses are translated at weighted-average exchange rates., The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included in accumulated other comprehensive income (loss).

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

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Inventories

Inventories consist of the following:
	2009	2008
	(In thousands)
Raw materials	$27,275	$26,555
Work-in-process	23,037	14,182
Finished goods	3,464	2,689
	$53,776	$43,426

3.	Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	2009	2008
	(In thousands)
Costs incurred on uncompleted contracts	$70,236	$47,469
Estimated earnings	31,393	19,195
	101,629	66,664
Less billings to date	93,054	57,418
	$8,575	$9,246

The amounts noted above are included in the accompanying consolidated balance sheet under the following captions:

	2009	2008
	(In thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$11,329	$13,044
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,754)	(3,798)
	$8,575	$9,246

4.	Other accrued liabilities

Other accrued liabilities consist of the following:
	2009	2008
	(In thousands)
Accrued interest	$2,600	$43
Tenant improvements	2,177	1,099
Accrued warranty	2,015	1,732
Commissions	1,931	1,251
Group medical insurance	800	550
Other	2,770	1,710
	$12,293	$6,385

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Employee benefit plans

The Company has a trustee profit sharing plan and 401(k) plan covering substantially all of its employees. Under the provisions of the plan, the Company contributes amounts as authorized by the Board of Directors. Total contributions to the profit sharing plan, which included the Company’s 401(k) matching, were $7,435,000 for 2009, $4,871,000 for 2008, and $3,832,000 for 2007.

6.	Income taxes

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability are as follows:

	2009	2008
	(In thousands)
Deferred income tax assets:
Employee related items	$1,380	$2,606
Inventories	257	182
Accrued warranty	756	650
Accounts receivable	338	236
Other	857	717
Total deferred income tax assets	$3,588	$4,391

Deferred income tax liabilities:
Depreciation methods and property basis differences	$(5,715)	$(1,458)
Other assets and goodwill	(3,517)	(3,008)
Total deferred income tax liabilities	(9,232)	(4,466)
Net deferred income tax liabilities	$(5,644)	$(75)

The provision for income taxes, including tax effect of change in accounting principle, consists of:

	2009	2008	2007
	(In thousands)
Federal:
Current	$16,363	$15,171	$12,536
Deferred	5,264	(486)	(1,062)
State:
Current	2,725	1,503	1,451
Deferred	400	(43)	(65)
Foreign
Current	70	-	-
Deferred	(118)	-	-
	$24,704	$16,145	$12,860

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows:

	2009	2008	2007

Statutory federal income tax rate	35.0%	35.0%	35.0%
Expenses not deductible for tax purposes	.2	.2	.3
State income taxes, net of federal income tax benefit	3.2	2.1	2.5
Benefit of section 199, manufacturing deduction	(1.6)	(1.7)	(1.1)
Other	.1	1.2	.6
Effective income tax rate	36.9%	36.8%	37.3%

7.	Intangible assets and goodwill

Goodwill and intangible assets with indefinite lives are not amortized but are subject to annual impairment tests.  Other intangible assets with finite lives continue to be amortized over their useful lives.

Changes in goodwill by segment during the year are as follows:

Segment	March 1, 2008	Acquisitions	Foreign Exchange Translation	February 28, 2009
	(In thousands)
Galvanizing Services Segment	$9,966	$15,618	$-	$25,584
Electrical & Industrial Products Segment	30,996	12,062	(2,485)	40,573
Total	$40,962	$27,680	$(2,485)	$66,157

The Company completes its annual impairment analysis of goodwill on December 31st of each year.  As a result the Company determined that there was no impairment of goodwill.

In addition to other miscellaneous assets, the Company classifies its intangible assets other than goodwill in other assets on the consolidated balance sheet.

Intangible assets consisted of the following:

	2009	2008
	(In thousands)
Non-amortizable intangible assets
Trademarks	$590	$-
Total non-amortizable intangible assets	$590	$-

Amortizable intangible assets
Customer related intangibles	$15,035	$765
Non-compete agreements	2,983	1,183
Certifications	205	-
Backlog	739	-
	18,962	1,948
Less accumulated amortization	2,568	961
	$16,394	$987

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        Accumulated amortization related to customer related intangibles and non-compete agreements were $947,000 and $1,285,000 respectively, at February 28, 2009 and $118,000 and $843,000, respectively, at February 29, 2008.

The Company recorded amortization expenses for Fiscal 2009, 2008 and 2007 in the amount of $1,607,000, $200,000 and $181,000, respectively.  The following table projects the estimated amortization expense for the five succeeding fiscal years and thereafter.

(In thousands)
2010	$1,686
2011	1,290
2012	1,280
2013	1,272
2014	894
Thereafter	9,972
Total	$16,394

8.	Earnings per share

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

The following table sets forth the computation of basic and diluted earnings per share:

	2009	2008	2007
	(In thousands, except share and per share amounts)
Numerator:
Income before cumulative effect of changes in accounting principles	$42,206	$27,688	$21,689
Cumulative effect of accounting change	-	-	(85)
Net income for basic and diluted earnings per common share	$42,206	$27,688	$21,604

Denominator:
Denominator for basic earnings per common share - weighted-average shares	12,140,152	12,012,789	11,599,428

Effect of dilutive securities:
Stock options/Equity SARs	162,024	214,423	239,184

Denominator for diluted earnings per common share - adjusted weighted-average shares	12,302,176	12,227,212	11,838,612

Earnings per share basic and diluted:
Before cumulative effect of change in accounting principles
Basic earnings per common share	$3.48	$2.30	$1.87
Diluted earnings per common share	$3.43	$2.26	$1.83
After cumulative effect of change in accounting principles
Basic earnings per common share	$3.48	$2.30	$1.86
Diluted earnings per common share	$3.43	$2.26	$1.82

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock options or Stock Appreciation Rights for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. At the end of fiscal years 2009, 2008 and 2007, there were 131,690, none, and none, stock options or stock appreciation rights, respectively, outstanding with exercise prices greater than the average market price of common shares.

9.	Stock options and other shareholder matters

During fiscal 2006, the Company adopted the AZZ incorporated 2005 Long-Term Incentive Plan (“2005 Plan”). The purpose of the 2005 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees and directors restricted stock, performance awards, stock appreciation rights (“SARs” or “Stock Appreciation Rights”) and options to purchase Common Stock of the Company. This plan was amended on July 8, 2008. The maximum number of shares that may be issued under the 2005 Plan is 1 million shares.

On June 1, 2006, 234,160 SARs were issued under the 2005 Plan with an exercise price of $11.55. As of February 28, 2009, 209,920 SARs were outstanding due to the accelerated vesting of 24,240 SARs as a result of the retirement of two directors and two employees.  These awards qualify for equity treatment in accordance with FAS 123R. These stock appreciation rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met. The weighted average fair value of SARs granted on June 1, 2006 was determined to be $2.915 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 27.81% and expected life of 3 years.  Compensation expenses related to the June 1, 2006 grant were $120,000, $152,000 and $39,000 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. As of February 28, 2009, we had unrecognized cost of $19,000 related to the June 1, 2006 SAR grants.

On March 1, 2007, 147,740 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $19.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met and qualify for equity treatment under SFAS 123R. The weighted average fair value of SARs granted on March 1, 2007, was determined to be $5.535 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 29.52% and expected life of 3 years.  As of February 28, 2009, 140,840 SARs were outstanding due to the accelerated vesting of 6,900 SARs as a result of the retirement of two directors and one employee. Compensation expense related to the March 1, 2007 grant were $202,000 and $512,000 for fiscal 2009 and fiscal 2008, respectively. We had unrecognized cost of $103,000 related to the March 1, 2007 SAR grants as of February 28, 2009.

On March 1, 2008, 129,800 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $35.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met and qualify for equity treatment under SFAS 123R. The weighted average fair value of SARs awarded on March 1, 2008, was determined to be $11.80 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 41.81% and expected life of 3 years.  Compensation expense in the amount of $1,091,000 was recognized in fiscal 2009. We had unrecognized cost of $471,000 related to the March 1, 2008 SAR grants as of February 28, 2009.

On September 1, 2008, we implemented an employee stock purchase plan. The purpose of the Plan is to allow employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under the Plan have a duration of 24 months.  On the first day of an offering period (the Enrollment Date), the participant is granted the option to purchase shares on each exercise date during the offering period up to 10% of the participant’s compensation at the lower of 85% of the fair market value of a share of stock on the Enrollment Date or 85% of the fair market value of a share of stock on the Exercise Date.  The participant’s right to purchase stock in the Plan is restricted to no more than $25,000 per calendar year.  Participants may terminate their interest in a given offering, or a given exercise period, by withdrawing all, but not less than all, of the accumulated payroll deductions of the account at any time prior to the end of the offering period.  The estimated shares to be issued on the first enrollment are 36,100 shares after estimated forfeitures. The weighted average fair value of these shares was determined to be $14.69 based on the following assumptions risk-free interest rate of 2%, dividend yield of 0.0%, expected volatility of 50.40% and expected life of 2 years.  Compensation expense in the amount of $133,000 was recognized in fiscal 2009. We had unrecognized cost of $398,000 related to the employee stock purchase plan as of February 28, 2009.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During fiscal 2002, the Company adopted the AZZ incorporated 2001 Long-Term Incentive Plan (“2001 Plan”).  The purpose of the 2001 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors restricted stock and options to purchase common stock of the Company. The maximum number of shares that may be issued under the 2001 Plan is 1.5 million shares. In conjunction with the adoption of the 2001 Plan, all options still available for issuance under pre-existing option plans were terminated. At February 28, 2009, 124,620 vested options were outstanding under the 2001 Plan and exercisable at prices ranging from $4.215 to $12.125 per share. Options under the 2001 Plan vest from immediately upon issuance to ratably over a period of three to five years and expire at various dates through March 2013. There were no new options or Stock Appreciation Rights granted under the 2001 plan during fiscal 2008.

During fiscal 2009, 2008 and 2007, the Company granted its directors 7,000, 4,781, and 16,000 shares of the Company’s common stock for each of the fiscal years, respectively.  Stock compensation expense was recognized with regard to these grants in the amount of $307,000 for fiscal 2009, $175,000 for fiscal 2008, and $227,000 for fiscal 2007.

A summary of the Company’s stock option and equity settled Stock Appreciation Rights activity and related information is as follows:

	2009		2008		2007
	Options/ SAR’s	Weighted Average Exercise Price	Options/ SAR’s	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	485,292	$12.78	825,590	$8.92	754,776	$7.90
Granted	131,690	35.795	147,740	19.885	234,160	11.55 11.55
Exercised	(9,912)	6.89	(488,038)	8.41	(158,504)	7.96
Forfeited	0	N/A	0	N/A	(4,842)	8.80
Outstanding at end of year	607,070	$17.87	485,292	$12.78	825,590	$8.92

Exercisable at end of year	414,350	$16.24	248,572	$10.68	620,834	$8.78

Weighted average fair value for the fiscal year indicated of options and SARs granted during such year		$11.801		$5.534		$2.915

The aggregate intrinsic value of the equity settled Stock Appreciation Rights and stock options for the outstanding shares/ stock appreciation rights and exercisable shares/ stock appreciation rights at February 28, 2009 were $3.5 million and $2.8 million, respectively.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes additional information about stock options and stock appreciation rights outstanding at February 28, 2009.

Range of Exercise Prices	Total Shares/ SAR’s	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares / SAR’s Currently Exercisable	Weighted Average Exercise Price

$4.215-$5.545	36,352	4.45	$4.75	36,352	$4.75
$7.70-$8.80	87,568	3.03	$8.32	87,568	$8.32
$11.55-$19.885	351,460	.70	$14.89	217,860	$14.80
$29.97-$35.88	131,690	2.00	$35.80	72,570	$35.88
$4.125-35.88	607,070	1.54	$17.87	414,350	$16.24

As of February 28, 2009, the Company has approximately 723,095 shares reserved for future issuance under the stock option plans.

10.       Long-term debt

Long-term debt consists of the following:	2009	2008
	(In thousands)
Senior Note, payable to bank, due in annual installments of $14,285,714 beginning in May 2012 through May 2018	$100,000	-
Revolving line of credit with bank	-	-
	100,000	-
Less amount due within one year	-
	$100,000	-

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement by and among AZZ, Bank of America, N.A. ("Bank of America"), and certain other lenders (including Bank of America) (the “Credit Agreement”), which replaced our Amended and Restated Revolving and Term Credit Agreement dated as of November 1, 2001.  The Credit Agreement provides for a $60 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2011. This is an unsecured revolving credit facility and is used to provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs. At February 28, 2009, we had $0 outstanding debt borrowed against the revolving credit facility and letters of credit outstanding in the amount of $13.5 million, which left approximately $46.5 million of additional credit available under the revolving credit facility.

The Credit Agreement provides for various financial covenants consisting of a) Minimum Consolidated Net Worth – maintain on a consolidated basis net worth equal to at least the sum of $69.8 million, representing 80% of net worth at February 28, 2006, plus 75% of future net income, b) Maximum Leverage Ratio- maintain on a consolidated basis a Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.25:1.0, c) Fixed Charge Coverage Ratio- maintain on a consolidated basis a Fixed Charge Coverage Ratio of at least 2.0:1.0 and d) Capital Expenditures- not to make Capital Expenditures on a consolidated basis in an amount in excess of $22 million during  fiscal 2009 and $20 million for any subsequent year.

The Credit Agreement provides for an applicable margin ranging from .75% to 1.25% over the Eurodollar Rate and Commitment Fees ranging from .175% to .25% depending on our Leverage Ratio. The applicable margin was .75% at February 28, 2009.

On March 31, 2008, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") pursuant to which the Company issued $100,000,000 aggregate principal amount of its 6.24% unsecured Senior Notes due March 31, 2018 through a private placement (the "Note Offering"). These notes are for 10 years with interest only paid quarterly for the first 4 years and then principle payments of $14.3 million paid each year starting on March 31, 2012 plus applicable interest paid each quarter. Pursuant to the Note Purchase Agreement, the Company’s payment obligations with respect to the Senior Notes may be accelerated upon any Event of Default, as defined in the Note Purchase Agreement.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the Note Offering the Company entered into an amendment to our Credit Agreement. The Second Amendment contains the consent of Bank of America to the Note Offering and amended the Credit Agreement to provide that the Note Offering will not constitute a default under the Credit Agreement.

The Senior Notes provide for various financial covenants of a) Minimum Consolidated Net Worth - Maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50% of future net income; b) Maximum Ratio of Consolidated Indebtedness to Consolidated EBITDA – Maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00;  c) Fixed Charge Coverage Ratio – Maintains on a consolidated basis a Fixed Charge Coverage Ratio (as defined in Note Purchase Agreement) of at least 2.0:1.0; d) Priority Indebtedness – The Company will not at any time permit aggregate amount of all Priority Indebtedness (as defined in Note Purchase Agreement) to exceed 10% of Consolidated Net Worth (as defined in Note Purchase Agreement).  In conjunction with the Note Offering the Credit Agreement was amended to reflect the same financial  covenants as the Notes.

Maturities of long-term debt are as follows:

(In thousands)
2010	$-
2011	-
2012	-
2013	14,286
2014	14,286
Thereafter	71,428
Total	$100,000

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

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information regarding operations and assets by segment is as follows:
	2009	2008	2007
Net sales:	(In thousands)
Electrical and Industrial Products	$225,797	$179,181	$150,250
Galvanizing Services	186,567	141,012	110,094
	$412,364	$320,193	$260,344
Segment Operating income (a):
Electrical and Industrial Products	$38,952	$29,158	$21,301
Galvanizing Services	53,183	35,087	31,945
Total Segment Operating Income	92,135	64,245	53,246

General corporate expenses (b)	19,441	18,890	17,074
Interest expense	6,170	1,495	1,496
Other (income) expense, net (c)	(386)	27	76
	25,225	20,412	18,646
Income before income taxes and accounting changes	$66,910	$43,833	$34,600

Depreciation and amortization:
Electrical and Industrial Products	$3,116	$2,375	$1,826
Galvanizing Services	10,280	5,004	4,001
Corporate	1,176	820	988
	$14,572	$8,199	$6,815

Expenditures for acquisitions, net of cash, and property, plant and equipment:
Electrical and Industrial Products	$20,339	$4,998	$5,425
Galvanizing Services	92,811	4,662	17,990
Corporate	3,248	266	669
	$116,398	$9,926	$24,084
Total assets:
Electrical and Industrial Products	$159,334	$114,722	$112,822
Galvanizing Services	138,826	72,083	81,076
Corporate	56,555	6,514	7,010
	$354,715	$193,319	$200,908

Goodwill:
Electrical and Industrial Products	$40,574	$30,997	$30,997
Galvanizing Services	25,583	9,965	9,965
	$66,157	$40,962	$40,962

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

Leases

The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. As of February 28, 2009, the future minimum payments required under these operating leases are summarized in the below table.  Rental expense for real estate and personal property was approximately $4,713,000, $3,132,000, and $2,517,000 for fiscal years 2009, 2008 and 2007, respectively, and includes all short-term as well as long-term rental agreements.

The following summarizes the Company’s operating leases for the next five years and thereafter.

Operating Leases
(In thousands)
2010	$3,701
2011	3,937
2012	3,275
2013	2,811
2014	2,690
Thereafter	14,192
Total	$30,606

Commodity pricing

The Company manages its exposures to commodity prices through the use of the following.

In the Electrical and Industrial Products Segment, the Company has exposure to commodity pricing for copper, aluminum, and steel. Because the Electrical and Industrial Products Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses to the customer’s contracts, although during difficult market conditions customer may resist these escalation clauses.

In the Galvanizing Services Segment, the Company utilizes contracts with its zinc suppliers that include protective caps to guard against rising commodity prices. The Company also secures firm pricing for natural gas supplies with individual utilities when possible.  Management believes these contractual agreements partially offset exposure to commodity price swings.

There are no contracted purchase commitments for any other commodity items including steel, aluminum, natural gas, copper, zinc or any other commodity, except for those entered into during the normal course of business.

Other

At February 28, 2009, the Company had outstanding letters of credit in the amount of $13.5 million.  These letters of credit are issued to customers in our Electrical and Industrial Products Segment to cover any potential warranty costs and in lieu of performance and bid bonds.  In addition, as of February 28, 2009, a warranty reserve in the amount of $2 million has been established to offset any future warranty claims.

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

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Quarterly financial information, unaudited (in thousands, except per share amounts)

	Quarter ended
	May 31, 2008	August 31, 2008	November 30, 2008	February 28, 2009
2009
Net sales	$99,958	$103,259	$108,860	$100,286
Gross profit	26,269	29,477	29,487	28,119
Net income	10,123	11,304	10,813	9,967
Basic earnings per common share	.83	.93	.89	.82
Diluted earnings per common share	.82	.92	.88	.81

	Quarter ended
	May 31, 2007	August 31, 2007	November 30, 2007	February 29, 2008
2008
Net sales	$75,377	$81,606	$86,593	$76,617
Gross profit	19,169	21,241	20,224	19,908
Net income	4,146	8,122	8,092	7,328
Basic earnings per common share	.35	.67	.67	.60
Diluted earnings per common share	.34	.66	.66	.60

14.	Acquisitions

On March 31, 2008, AZZ incorporated entered into an Asset Purchase Agreement to acquire substantially all of the assets of AAA Industries, Inc. The purchase price of the transaction was approximately $81,600,000, subject to adjustment, as defined. The purchased assets included six galvanizing plants (three plants located in Illinois, one plant located in Indiana, one plant located in Minnesota and one plant located in Oklahoma) and related equipment and supplies. This acquisition is included in the Galvanizing Services Segment.  The acquisition was made to compliment our existing facilities in this region and to expand our geographic footprint.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Purchase Price Allocation
($ in thousands)
Current Assets	$18,061
Property and Equipment	32,879
Intangible Assets	16,070
Goodwill	15,618
Total Assets Acquired	82,628
Current Liabilities	(1,053)
Net Assets Acquired	$81,575

Of the $16.1 million of intangible assets acquired, $1.8 million and $14.3 million is assigned to non-compete agreements and customer related intangibles, and other, respectively. These intangible assets are being amortized and have a weighted average life of 13.8 years. Goodwill of $15.6 million arising from the acquisition has been allocated to the Galvanizing Services Segment and will be deductible for income tax purposes.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following consolidated pro forma information is based on the assumption the acquisition took place on March 1, 2007 for the income statements for the year ended 2009 and 2008.

	February 28, 2009	February 29, 2008
	(In thousands, except per share amounts)

Net Sales	$416,914	$378,379

Net Income	42,237	28,755

Earnings Per Common Share:
Basic Earnings Per Share	$3.48	$2.39
Diluted Earnings Per Share	$3.43	$2.35

On June 26, 2008, we announced the signing of an asset purchase agreement with Chriscot Holdings, Ltd, a privately held company, to acquire substantially all of the assets related to Blenkhorn and Sawle, Ltd., headquartered in St. Catharines, Ontario, Canada.  The acquisition closed on July 1, 2008.   The purchase price was approximately $14.9 million in cash plus assumption of certain current liabilities. Goodwill recognized in connection with the transaction was $12.1 million and is expected to be deductible for tax purposes. Intangible assets recognized were $2 million including customer lists and trademarks.  Blenkhorn and Sawle has been a premier supplier of electrical equipment since 1948.  As a custom turn-key solutions provider and certified professional engineering house they have supplied products to the major utility companies, as well as to the oil and gas, mining, industrial and nuclear power industries in Canada.  This acquisition is included in our Electrical and Industrial Products Segment.  The acquisition is made to obtain a local manufacturer of electrical products to expand our served markets to include the Canadian Utility market.

Schedule II
AZZ incorporated

Valuation and Qualifying Accounts and Reserves
(in thousands)

		Year Ended
	February 28, 2009	February 29, 2008	February 28, 2007
Allowance for Doubtful Accounts

Balance at Beginning of year	$630	$670	$400
Additions charged or credited to income	932	111	451
Balances written off, net of recoveries	(662)	(151)	(181)
Balance at end of year	$900	$630	$670

Index to Exhibits as Required By Item 601 of Regulation S-K.

3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).
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

3(4)	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).
3(5)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report Form 8-K filed by the Registrant on November 27, 2007).
3(6)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report Form 8-K filed by the Registrant on April 3, 2009).
4	Form of Stock Certificate for the Company’s $1.00 par value Common Stock (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant August 31, 2000).
10(1)	Second Amended and Restated Credit Agreement with Bank of America, N.A., dated May 25, 2006 (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the Registrant on May 26, 2006).
10(2)
First Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated February 28, 2007 (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the Registrant on March 1, 2007).

10(3)
Second Amendment and Consent to Second Amendment and Restated Credit Agreement dated March 31, 2008, by and between AZZ incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10(3) of the Form 8-K filed by the registrant on April 2, 2008).

10(4)
Note Purchase Agreement dated March 31, 2008, by and among AZZ incorporated and the purchasers listed therein (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the registrant on April 2, 2008).

10(5)
Asset Purchase Agreement dated March 31, 2008, by and among AZZ incorporated and AAA Industries, Inc. (incorporated by reference to Exhibit 10(2) of the Form 8-K filed by the registrant on April 2, 2008).

10(6)
Asset Purchase Agreement executed and delivered on June 26, 2008 and made to be effective as of June 30, 2008, by and among AZZ incorporated, AZZ Blenkhorn & Sawle Limited, Blenkhorn and Sawle Limited, and Chriscot Holdings Limited.

10(7)	AZZ incorporated Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement for the 2008 Annual Shareholders Meeting).
10(8)	AZZ incorporated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement for the 2008 Annual Shareholders Meeting).
10(9)
1999 Independent Director Share Ownership Plan as Approved on January 19, 1999 and As Amended on September 22, 1999 (incorporated by reference to Exhibit 10(22) of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2001).

10(10)
2000 Advisory Director Share Ownership Plan as Approved on March 28, 2000 (incorporated by reference to Exhibit 10(23) of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2001).

10(11)	AZZ incorporated 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Proxy Statement for the 2001 Annual Shareholders Meeting).
10(12)
AZZ incorporated 2005 Management Incentive Bonus Plan (incorporated by reference to Exhibit 10(20) to the Annual Report on Form 10-K filed by the registrant for the fiscal year ended February 28, 2002).

10(13)
2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated (incorporated by reference to Exhibit 10(27) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(14)
AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Directors (incorporated by reference to Exhibit 10(53) to the quarterly report Form 10-Q filed by the Registrant for the quarter ended August 31, 2004).

10(15)
AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Key Employees (incorporated by reference to Exhibit 10(54) to the quarterly report Form 10-Q filed by the Registrant for the quarter ended August 31, 2004).

10(16)	AZZ incorporated 2005 Independent Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Registrant on July 14, 2005).
11	Computation of Per Share Earnings (see Note 8 to the Consolidated Financial Statements). Filed Herewith.
14	Code of Ethics. The Company’s Code of Business Conduct and Ethics may be accessed via the Company’s Website at www.azz.com.
21	Subsidiaries of Registrant. Filed Herewith.
23.1	Consent of BDO Seidman LLP. Filed Herewith.
31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2009. Filed Herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2009. Filed Herewith.
32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2009. Filed Herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2009. Filed Herewith.