Form 10-Q
period 2009-06-26
AZZ INC
filed 2009-06-26
CIK 8947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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
Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at May 31, 2009:
Common Stock, $1.00 par value per share	12,175,445 shares

AZZ incorporated
INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Condensed Financial Statements
	Consolidated Balance Sheets at May 31, 2009 and February 28, 2009	3
	Consolidated Income Statements for the Three Months Ended May 31, 2009 and May 31, 2008	4
	Consolidated Statements of Cash Flows for the Three Months Ended May 31, 2009 and May 31, 2008	5
	Notes to Consolidated Financial Statements	6-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	16
Item 4.	Controls and Procedures.	17

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors.	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17
Item 3.	Defaults Upon Senior Securities.	17
Item 4.	Submission of Matters to a Vote of Security Holders.	17
Item 5.	Other Information.	17
Item 6.	Exhibits.	17

	SIGNATURES	18

	EXHIBIT INDEX	19

PART I. FINANCIAL INFORMATION

Item 1.                    Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	05/31/09	02/28/09
Assets	(Unaudited)

Current Assets:
Cash and Cash Equivalents	$57,688,730	$47,557,711
Accounts Receivable	59,630,684	65,663,982
Allowance for Doubtful Accounts	(900,000)	(900,000)
Inventories:
Raw Material	24,261,518	27,274,833
Work-In-Process	20,626,076	23,037,364
Finished Goods	5,098,407	3,463,603
Costs and Estimated Earnings In Excess of Billings On Uncompleted Contracts	12,022,325	11,328,287
Deferred Income Taxes	4,327,346	3,588,267
Prepaid Expenses and Other	3,182,759	1,009,477

Total Current Assets	185,937,845	182,023,524

Property, Plant and Equipment, Net	87,961,605	87,666,693
Goodwill	67,681,824	66,157,000
Other Assets	18,483,554	18,868,230

	$360,064,828	$354,715,447
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts Payable	$16,464,354	$17,853,171
Income Tax Payable	4,826,534	259,734
Accrued Salaries and Wages	3,523,867	5,509,197
Other Accrued Liabilities	11,675,222	18,363,073
Customer Advance Payment	12,000,462	13,632,734
Billings In Excess of Costs and Estimated Earnings On Uncompleted Contracts	746,966	2,753,532

Total Current Liabilities	49,237,405	58,371,441

Long-Term Debt Due After One Year	100,000,000	100,000,000
Deferred Income Taxes	10,139,553	9,232,302

Shareholders' Equity:
Common Stock, $1 Par Value, Shares Authorized-25,000,000, Shares Issued 12,609,160	12,609,160	12,609,160

Capital In Excess of Par Value	19,757,117	18,241,664
Retained Earnings	171,655,500	161,755,340
Accumulated Other Comprehensive Income (Loss)	(1,191,840)	(3,198,159)
Less Common Stock Held In Treasury, At Cost (433,715 Shares At May 31, 2009 and 464,944 Shares At February 28, 2009)	(2,142,067)	(2,296,301)

Total Shareholders' Equity	200,687,870	187,111,704

	$360,064,828	$354,715,447

See Accompanying Notes to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1.                    Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS

	THREE MONTHS ENDED
	5/31/09	5/31/08
	(Unaudited)	(Unaudited)

Net Sales	$95,492,001	$99,958,257

Costs and Expenses
Cost of Sales	65,803,751	73,689,403
Selling, General and Administrative	12,123,549	9,856,521
Interest Expense	1,686,557	1,120,788
Net (Gain) Loss On Sale Or Insurance Settlement of Property, Plant and Equipment	(5,031)	2,607
Other Expense (Income)	(80,644)	(483,767)
	79,528,182	84,185,552

Income Before Income Taxes	15,963,819	15,772,705
Income Tax Expense	6,063,659	5,650,140

Net Income	$9,900,160	$10,122,565

Earnings Per Common Share
Basic Earnings Per Share	$0.81	$0.83

Diluted Earnings Per Share	$0.80	$0.82

See Accompanying Notes to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION
Item I.                    Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	THREE MONTHS ENDED
	5/31/09	5/31/08
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$9,900,160	$10,122,565

Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Provision For Doubtful Accounts	4,944	97,330
Amortization and Depreciation	4,152,782	3,038,930
Deferred Income Tax Benefit	183,252	613,488
Net (Gain) Loss On Sale Or Insurance Settlement of Property, Plant & Equipment	(5,031)	2,607
Amortization of Deferred Borrowing Costs	76,349	-
Share Based Compensation Expense	1,348,638	752,637

Effects of Changes In Assets & Liabilities:
Accounts Receivable	6,401,471	(20,204,960)
Inventories	4,166,208	1,741,741
Prepaid Expenses and Other	(2,162,640)	(1,895,232)
Other Assets	12,038	(2,010,886)
Net Change In Billings Related To Costs and Estimated Earnings On Uncompleted Contracts	(2,700,604)	(2,295,322)
Accounts Payable	(1,438,759)	4,543,599
Other Accrued Liabilities and Income Taxes	(6,198,969)	3,609,295

Net Cash (Used In) Provided By Operating Activities	13,739,839	(1,884,208)

Cash Flows Used For Investing Activities:
Proceeds From Sale Or Insurance Settlement of Property, Plant, and Equipment	8,800	4,453
Purchase of Property, Plant and Equipment	(3,709,174)	(4,753,304)
Acquisition of Subsidiaries, Net of Cash Acquired	-	(81,470,840)

Net Cash Used In Investing Activities	(3,700,374)	(86,219,691)

Cash Flows From Financing Activities:
Proceeds From Exercise of Stock Options	16,675	21,506
Excess Tax Benefits From Stock Options Exercises	48,889	72,453
Proceeds From Long Term Debt	-	100,000,000

Net Cash Provided By (Used In) Financing Activities	65,564	100,093,959

Effect of Exchange Rate Changes on Cash	25,990	-

Net Increase In Cash & Cash Equivalents	10,131,019	11,990,060

Cash & Cash Equivalents At Beginning of Period	47,557,711	2,226,941

Cash & Cash Equivalents At End of Period	$57,688,730	$14,217,001

Supplemental Disclosures
Cash Paid For Interest	$3,170,208	$62,728

Cash Paid For Income Taxes	$303,147	$540,802

See Accompanying Notes to Condensed Consolidated Financial Statements

AZZ incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies.

Basis of Presentation.

These interim unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2009 included in the Company’s Annual Report on Form 10-K covering such period.  For purposes of the report, “AZZ”, the “Company”, “we”, “our”, “us” or similar reference means AZZ incorporated and our consolidated subsidiaries.

Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends.  For example, the fiscal year that ended February 28, 2009 is referred to as fiscal 2009.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of May 31, 2009, and the results of its operations for the three-month periods ended May 31, 2009 and 2008, and cash flows for the three-month periods ended May 31, 2009 and 2008.

2.     Earnings per Share.

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended May 31,
	2009	2008
	(Unaudited)
	($ in thousands except share and per share data)
Numerator: Net income for basic and diluted earnings per common share	$9,900	$10,123

Denominator: Denominator for basic earnings per common share –weighted average shares	12,169	12,135
Effect of dilutive securities: Stock options/Equity SARs and Restricted Stock	241	155
Denominator for diluted earnings per common share	12,410	12.290

Earnings per share basic and diluted:
Basic earnings per common share	$.81	$.83
Diluted earnings per common share	$.80	$.82

3.     Stock-based Compensation.

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

On June 1, 2006, 234,160 SARs were issued under the 2005 Plan with an exercise price of $11.55. As of May 31, 2009, 196,440 SARs were outstanding due to the accelerated vesting of 37,720 SARs as a result of the retirement of two directors and three employees.  These awards qualify for equity treatment in accordance with FAS 123R. These stock appreciation rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met. The weighted average fair value of SARs granted on June 1, 2006 was determined to be $2.915 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 27.81% and expected life of 3 years. Compensation expenses related to the June 1, 2006 grants of $19,000 and $38,000 were recognized during the period ended May 31, 2009 and 2008 respectively. As of May 31, 2009, we had no unrecognized cost related to the June 1, 2006 SAR grants.

On March 1, 2007, 147,740 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $19.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met and qualify for equity treatment under SFAS 123R. The weighted average fair value of SARs granted on March 1, 2007, was determined to be $5.535 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 29.52% and expected life of 3 years.  As of May 31, 2009, 132,200 SARs were outstanding due to the accelerated vesting of 15,540 SARs as a result of the retirement of two directors and two employees. Compensation expense related to the March 1, 2007 grants of $26,000 and $56,000 were recognized during the period ended May 31, 2009 and 2008 respectively.   We had unrecognized cost of $78,000 related to the March 1, 2007 SAR grants as of May 31, 2009.

On March 1, 2008, 129,800 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $35.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met and qualify for equity treatment under SFAS 123R. The weighted average fair value of SARs awarded on March 1, 2008, was determined to be $11.80 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 41.81% and expected life of 3 years. As of May 31, 2009, 123,060 SARs were outstanding due to the forfeiture of 6,740 SARs.  Compensation expense related to the March 1, 2008 grants of $59,000 and $659,000 were recognized during the period ended May 31, 2009 and 2008 respectively. We had unrecognized cost of $412,000 related to the March 1, 2008 SAR grants as of May 31, 2009.

On September 1, 2008, we implemented the AZZ incorporated Employee Stock Purchase Plan (the “Plan”). The purpose of the Plan is to allow employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under the Plan have a duration of 24 months.  On the first day of an offering period (the Enrollment Date), the participant is granted the option to purchase shares on each exercise date during the offering period up to 10% of the participant’s compensation at the lower of 85% of the fair market value of a share of stock on the Enrollment Date or 85% of the fair market value of a share of stock on the Exercise Date.  The participant’s right to purchase stock in the Plan is restricted to no more than $25,000 per calendar year.  Participants may terminate their interest in a given offering, or a given exercise period, by withdrawing all, but not less than all, of the accumulated payroll deductions of the account at any time prior to the end of the offering period.  The estimated shares to be issued on the first enrollment are 36,100 shares after estimated forfeitures. The weighted average fair value of these shares was determined to be $14.69 based on the following assumptions:  risk-free interest rate of 2%, dividend yield of 0.0%, expected volatility of 50.40% and expected life of 2 years.  Compensation expenses in the amount of $66,000 and none were recognized during the period ended May 31, 2009 and 2008 respectively.  We had unrecognized cost of $331,000 related to the employee stock purchase plan as of May 31, 2009. In accordance with the plan 20,822 shares were issued on March 1, 2009 to the enrolled employees.  On March 1, 2009, the date of the second Offering, the estimated shares to be issued were 14,019 after estimated forfeitures. The weighted average fair value of these shares was determined to be $7.33 based on the following assumptions:  risk-free interest rate of 2%, dividend yield of 0.0%, expected volatility of 50.40% and expected life of 2 years.  Compensation expense in the amount of $13,000 was recognized during the period ended May 31, 2009.  We had unrecognized costs of $90,000 related to the second issue of the employee stock purchase plan as of May 31, 2009.

On March 2, 2009, 163,233 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $18.12. These Stock Appreciation Rights have a three year vesting schedule, but may vest early if accelerated vesting provisions in the plan are met and qualify for equity treatment under SFAS 123R. The weighted average fair value of SARs awarded on March 1, 2009, was determined to be $8.08 based on the following assumptions: risk-free interest rate of 3%, dividend yield of 0.0%, expected volatility of 46.89% and expected life of 5 years.  Compensation expense in the amount of $812,000 was recognized during the three month period ended May 31, 2009.  We had unrecognized cost of $507,000 related to the March 1, 2009 SAR grants as of May 31, 2009.

On March 2, 2009, 31,666 shares of Restricted Stock were issued to our key employees. The Restricted Stock awards have a three year cliff vesting schedule, but may vest early under accelerated vesting provisions in the 2005 Plan. The market value of a share of our stock was $18.12 on the date of grant. Compensation expense in the amount of $354,000 was recognized during the three month period ended May 31, 2009. The amount of unrecognized cost at May 31, 2009 was $220,000.

4.	Segments.

We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 28, 2009.  Information regarding operations and assets by segment is as follows:

	Three Months Ended May 31,
	2009	2008
	(unaudited)
	($ in thousands)
Net Sales:
Electrical and Industrial Products	$55,386	$52,006
Galvanizing Services	40,106	47,952
	$95,492	$99,958

Segment Operating Income (a):
Electrical and Industrial Products	$10,512	$7,932
Galvanizing Services	12,793	13,358
Total Segment Operating Income	$23,305	$21,290

General Corporate Expense (b)	$5,684	$4,558
Interest Expense	1,687	1,121
Other (Income) Expense, Net (c)	(30)	(162)
	$7,341	$5,517

Income Before Taxes	$15,964	$15,773

Total Assets:
Electrical and Industrial Products	$159,785	$135,565
Galvanizing Services	133,998	154,341
Corporate	66,282	23,868
	$360,065	$313,774

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

5.     Warranty Reserves.

A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within accrued liabilities on the consolidated balance sheet.  Management periodically reviews the reserves and makes adjustments accordingly.  Warranties cover such factors as non-conformance to specifications and defects in material and workmanship.  The following table shows changes in the warranty reserves since the end of fiscal 2008:

Warranty Reserve
(Unaudited)
($ In thousands)

Balance at February 29, 2008	$1,732
Warranty costs incurred	(1,454)
Additions charged to income	1,737
Balance at February 28, 2009	$2,015
Warranty costs incurred	(1,049)
Additions charged to income	816
Balance at May 31, 2009	$1,782

6.     Acquisition.

On March 31, 2008, AZZ incorporated entered into an Asset Purchase Agreement to acquire substantially all of the assets of AAA Industries, Inc.

The following pro forma information is based on the assumption the acquisition took place on March 1, 2008 for the income statement for the three month period ended May 31, 2009 and 2008:

	Unaudited 5/31/09	Unaudited 5/31/08
	( $ in thousands except per share data)

Net Sales	$95,492	$104,508

Net Income	9,900	10,153

Earnings Per Common Share
Basic Earnings Per Share	0.81	0.84
Diluted Earnings Per Share	0.80	0.83

7.	Comprehensive Income.

We consider the Canadian dollar to be the functional currency of Blenkhorn and Sawle (“B&S”), our Canadian subsidiary, because it conducts substantially all of its business in Canadian currency.  B&S's assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet date, revenue and expense are translated at weighted average exchange rates and shareholders' equity and intercompany balances are translated at historical exchange rates.  The foreign currency translation adjustment is recorded as a separate component of shareholders equity and is included in accumulated other comprehensive income (loss).

Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (SFAS 130), requires the reporting of comprehensive income in addition to net income.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  The Company's comprehensive income includes net income and foreign translation adjustments.  Comprehensive income for the three months ended May 31, 2009 was $11,906,479.  Comprehensive income for the three months ended May 31, 2008 fiscal was equal to net income.

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

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2009 Annual Report on Form 10-K, as well as with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 28, 2009. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment.  We use revenue by segment and segment operating income to evaluate our segments.  Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment.  The other (income) expense items included in segment operating income are generally insignificant.  For a reconciliation of segment operating income to pretax income, see Note 4 to our quarterly consolidated financial statements included in this report.

Revenues

Our entire backlog relates to our Electrical and Industrial Products Segment. Our backlog was $150.1 million as of May 31, 2009, a decrease of $24.7 million or 14%, as compared to $174.8 million at February 28, 2009.  Our book-to-ship ratio was .74 to 1 for the first quarter ended May 31, 2009, as compared to 1.07 to 1 for the same period in the prior year.  Incoming orders decreased 34% over the same period a year ago. While our quotation levels have increased during the first quarter ended May 31, 2009 when compared to the fourth quarter of last year, we have not seen a corresponding increase in our incoming order rate. Despite the improvement in our quotation levels, we anticipate a further deterioration of our backlog in the second quarter of 10% to 15%. If market conditions improve, as well as expansion of infrastructure projects, we are well positioned to capitalize on these improvements.   We anticipate the backlog will level off by the second quarter of the current fiscal year and will show a modest improvement in the third and fourth quarter. The decrease in orders during the first quarter was anticipated due to delayed orders in the industrial market and increased competition on international orders. The delayed orders in the industrial market resulted from increased customer deliberation on the release of new orders pertaining to projects that are in process as well as those in the planning stage.

Backlog Table
($ in thousands)

	Period Ending		Period Ending
Backlog	2/28/09	$174,831	2/29/08	$134,876
Bookings		70,719		106,834
Shipments		95,492		99,958
Backlog	5/31/09	$150,058	5/31/08	$141,752
Book to Ship Ratio		.74		1.07

The following table reflects the breakdown of revenue by segment:

	Three Months Ended
	5/31/2009	5/31/2008
	($ in thousands)
Revenue:
Electrical and Industrial Products	$55,386	$52,006
Galvanizing Services	40,106	47,952
Total Revenue	$95,492	$99,958

For the three-month period ended May 31, 2009, consolidated revenues were $95.5 million, a 5% decrease as compared to the same period in fiscal 2009. For the quarter ended May 31, 2009, the Electrical and Industrial Products Segment contributed 58% of the Company’s revenues, and the Galvanizing Services Segment accounted for the remaining 42% of the combined revenues. For the three month period ended May 31, 2008, the Electrical and Industrial Products Segment contributed 52% of the Company’s revenues, and the Galvanizing Services Segment accounted for the remaining 48% of the combined revenues.

Revenues for the Electrical and Industrial Products Segment increased $3.4 million or 7% for the three-month period ended May 31, 2009, as compared to the same period in fiscal 2009. The increased revenues were generated as a result of increased shipments from the record backlog recorded in the third and fourth quarter of fiscal 2009 and revenue generated from Blenkhorn and Sawle LTD., which was acquired in July of the prior year.

Revenues in the Galvanizing Services Segment decreased $7.8 million or 16% for the three-month period ended May 31, 2009, as compared to the same period in fiscal 2009.  Revenues for the first quarter were negatively impacted by a reduction in volume in the amount of 12% and selling price in the amount of 3%. The remaining 1% decrease in revenue was from the sale of bi-products, which was adversely impacted as well by lower volumes. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended
	5/31/2009	5/31/2008
	($ in thousands)
Segment Operating Income:
Electrical and Industrial Products	$10,512	$7,932
Galvanizing Services	12,793	13,358
Total Operating Income	$23,305	$21,290

Our total operating income increased 10% for the three-month period ended May 31, 2009, to $23.3 million as compared to $21.3 million for the same period in fiscal 2009. Total operating margins improved to 24% for the three month period as compared to 21% for the same period in fiscal 2009. The improved margins were the result of lower commodity costs in both segments. The Electrical and Industrial Products Segment generated 45% of the operating income for the three months ended May 31, 2009, while the Galvanizing Services Segment produced the remaining 55%.

Segment operating income in the Electrical and Industrial Products Segment increased 33% for the three-month period ended May 31, 2009, to $10.5 million as compared to $7.9 million for the same period in fiscal 2009. Increased operating profit resulted from higher volumes combined with favorable commodity pricing.  Operating margins were 19% as compared to 15% for the same period in fiscal 2009.

In the Galvanizing Services Segment, operating income decreased 4% for the three-month period ended May 31, 2009, to $12.8 million as compared to $13.4 million for the same period in fiscal 2009. The reduction in income was the result of lower revenues. Operating margins increased to 32% for the three-month period ended May 31, 2009, as compared to 28% for the same period in fiscal 2009. The improvement in operating margin during the first quarter ended May 31, 2009, as compared to the same period last year resulted from cost reductions implemented and lower costs for zinc. Margins in future quarters could be negatively impacted by a reduction in pricing if market demand decreases further for galvanizing services.

General Corporate Expenses

General corporate expenses, (see Note 4 to consolidated financial statements) not specifically identifiable to a segment, for the three-month period ended May 31, 2009, were $5.7 million compared to $4.6 million for the same period in fiscal 2009.  As a percentage of sales, General Corporate expenses were 6% for the three-month period ended May 31, 2009, as compared to 5% for the same period in fiscal 2009. General Corporate expenses were higher due primarily to increased stock based compensation expenses related to our stock appreciation rights and restricted stock award plans.  Compensation expense related to these plans was $.8 million higher for the three month period ended May 31, 2009, as compared to the same period in fiscal 2009.

Interest

Net interest expense for the three-month period ended May 31, 2009 increased 50% as compared to the same period in fiscal 2009 to $1.7 million.  Interest expense increased due to higher levels of debt for the quarter resulting from a $100 million Note Purchase Agreement entered into by the Company pursuant to which the Company issued $100 million aggregate principal amount of its 6.24% unsecured Notes (as defined below).  The Notes were issued on March 31, 2008 and therefore the prior year had one less month of interest expense relating to the Notes than the current quarter ended May 31, 2009.  As of May 31, 2009, we had outstanding long term debt of $100 million, unchanged from the same quarter last year.  Our long-term debt to equity ratio was .50 to 1 at May 31, 2009, as compared to .64 to 1 for the same period in fiscal 2009.

Other (Income) Expense

For the three-month period ended May 31, 2009, the amounts in other (income) expense not specifically identifiable with a segment (see Note 4 to consolidated financial statements) were insignificant.

Income Taxes

The provision for income taxes reflects an effective tax rate of 38% for the three-month period ended May 31, 2009, as compared to an effective tax rate of 36% for the same period in fiscal 2009. The income tax rate increased for the first quarter of fiscal 2009 due to higher state income taxes due to the mix of income from various taxing jurisdictions as compared to the same period last year.  The IRS completed its examination of fiscal 2007 and determined there were no adjustments to be recorded.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, capital improvements, debt repayment, letters of credit and acquisitions. We believe that working capital, funds available under our credit agreement, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, and payment of debt and possible future acquisitions during fiscal 2010.

Our operating activities generated cash flows of approximately $13.7 million for the three-month period ended May 31, 2009, and $(1.9) million during the same period in the prior fiscal year.  Cash flow from operations for the quarter ended May 31, 2009 included net income in the amount of $9.9 million, depreciation and amortization in the amount of $4.2 million, and other adjustments to reconcile net income to net cash in the amount of a $1.6 million.  Included in other adjustments were provisions for bad debt, deferred income taxes, gain or loss on the sale of assets and non-cash adjustments. Positive cash flow was recognized due to decreased accounts receivables and inventories in the amount of $6.4 million and $4.2 million, respectively.  These positive cash flow items were offset by revenue in excess of billings and prepaid expenses in the amount of $2.7 million and $2.2 million, respectively, and decreased accrued liabilities and accounts payable in the amounts of $6.2 million, and $1.4 million, respectively. The significant decrease in accrued liabilities was due to the payment of the fiscal 2009 profit sharing payment in the amount of $6.1 million. Accounts receivable average days outstanding were 52 days for the quarter ended May 31, 2009, as compared to 51 days at February 28, 2009.

Cash used in investing activities during the quarter ended May 31, 2009 was approximately $3.7 million related to  capital improvements.

Our working capital was $136.7 million at May 31, 2009, as compared to $123.7 million at May 31, 2008.

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement by and among AZZ, Bank of America, N.A. ("Bank of America") and certain other lenders (including Bank of America) (the “Credit Agreement”), which replaced our Amended and Restated Revolving and Term Credit Agreement dated as of November 1, 2001.  The Credit Agreement provides for a $60 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2011. This is an unsecured revolving credit facility, which we used to refinance outstanding borrowings and is used to provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs. At May 31, 2009, we had no outstanding debt borrowed against the revolving credit facility.  However, we had letters of credit outstanding in the amount of $16 million, which left approximately $44 million of additional credit available under the revolving credit facility.

See the description below of our Note Purchase Agreement for a discussion of the covenants contained in our Credit Agreement.

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

The Notes provide for various financial covenants of a) Minimum Consolidated Net Worth - Maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50% of future net income; b) Maximum Ratio of Consolidated Indebtedness to Consolidated EBITDA – Maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00;  c) Fixed Charge Coverage Ratio – Maintains on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Note Purchase Agreement) of at least 2.0:1.0; d) Priority Indebtedness – The Company will not at any time permit aggregate amount of all Priority Indebtedness (as defined in the Note Purchase Agreement) to exceed 10% of Consolidated Net Worth (as defined in the Note Purchase Agreement).  In conjunction with the Note Offering, the Credit Agreement was amended to reflect the same financial covenants as the Notes with the exception of the Fixed Coverage Ratio, which remained at 1.5 to 1.  In addition, the Credit Agreement maintains a maximum expenditure for fixed assets of $20 million per fiscal year. We were in compliance at May 31, 2009 with all of our debt covenants.

Our current ratio (current assets/current liabilities) was 3.78 to 1 at the quarter ended May 31, 2009, as compared to 3.02 to 1 for same the period of the prior year.  Long-term debt as a percentage of shareholders’ equity ratio was .50 to 1 at the quarter ended May 31, 2009.

We have not experienced a significant impact on our operations from increases in general inflation.  We have exposure to commodity price increases in both segments of our business, primarily copper, aluminum and steel in the Electrical and Industrial Products Segment, and zinc and natural gas in the Galvanizing Services Segment.  We attempt to minimize these increases through escalation clauses in customer contracts for copper, aluminum and steel, when market conditions allow, and protective caps and fixed contract purchases on zinc.  In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process and through increases in prices where competitively feasible. Many economists predict increased inflation in coming years due to U.S. and international monetary policy, and there is no assurance that inflation will not impact our business in the future.

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

CONTRACTUAL COMMITMENTS

 Leases

We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of May 31, 2009 are summarized in the table below under “Other.”

Commodity pricing

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

In the Galvanizing Services Segment, we utilize contracts with our zinc suppliers that include protective caps and a fixed cost contract to guard against rising zinc prices.  We also secure firm pricing for natural gas supplies with individual utilities when possible.  Management believes these agreements ensure adequate supplies and partially offset exposure to commodity price swings.

We have no contracted commitments for any other commodity items including steel, aluminum, natural gas, copper, zinc or any other commodity, except for those entered into under the course of normal business.

Other

At May 31, 2009, we had outstanding letters of credit in the amount of $16 million.  These letters of credit are issued, in lieu of performance and bid bonds, and to a portion of our customers to cover any potential warranty costs that the customer might incur.  In addition, as of May 31, 2009, a warranty reserve in the amount of $1.8 million has been established to offset any future warranty claims.

The following summarizes our operating leases, and long-term debt and interest expense for the next five years.

Fiscal Year	Operating Leases	Long-Term Debt		Interest on Long Term Debt	Total
($ in thousands)
2010	$2,634	$		$3,120	$5,754
2011	3,867			6,240	10,107
2012	3,175			6,240	9,415
2013	2,654		14,286	5,794	22,734
2014	2,544		14,286	4,903	21,733
Thereafter	13,709		71,428	11,143	96,280
Total	$28,583		$100,000	$37,440	$166,023

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

Allowance for Doubtful Accounts - The carrying value of our accounts receivable is continually evaluated based on the likelihood of collection. An allowance is maintained for estimated losses resulting from our customers' inability to make required payments. The allowance is determined by historical experience of uncollected accounts, the level of past due accounts, overall level of outstanding accounts receivable, information about specific customers with respect of their inability to make payments and future expectations of conditions that might impact the collectability of accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

On March 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for recording in the financial statements uncertain tax positions taken or expected to be taken and provides guidance on derecognition, classification, accounting in interim periods and disclosure requirement.  There was no impact to the Company’s operating results upon adoption.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, (revised 2007), "Business Combinations" ("SFAS No. 141(R)").  SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and the goodwill acquired.  SFAS No.141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by us in the first quarter of fiscal 2010.  We are currently unable to predict the potential impact, if any, of the adoption of SFAS No. 141(R) on future acquisitions.

In April 2008, the FASB issued FSP No. AS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No.142, “Goodwill and Other Intangible Assets” (“SFAS No.142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other accounting principles generally accepted in the United States.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and was adopted by us in the first quarter of fiscal 2010.  Earlier application is not permitted. The adoption did not have an impact on our financial results.

In October 2008, as a result of the recent credit crisis, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active” (“FSP FAS 157-3”).  FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSPFAS 157-3 addresses how management should consider measuring fair value when relevant observable data does not exist.  FSP FAS 157-3 also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSPFAS 157-3 is effective upon issuance for companies that have adopted SFAS No. 157.  Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with SFAS No. 154, “Accounting Change and Error Corrections”.  FSP FAS 157-3 was adopted by us effective February 29, 2009, but currently has no effect on the Company’s results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSPFAS 141(R)-1”).  FSP FAS 141(R)-1 amends SFAS No. 141R to clarify the initial and subsequent recognition, subsequent accounting and disclosure of assets acquired and liabilities arising from contingencies in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”), and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”.  FSP FAS 141(R)-1 will be applied prospectively to business combinations with an acquisition date on or after the guidance becomes effective.  The impact to the Company cannot be determined until a transaction occurs.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for applying the provisions of SFAS No. 157.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions.  FSP FAS 157-4 requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value.  Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced).  If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value.  If the transaction is not orderly, other valuation techniques must be used when estimating fair value.  FSP FAS 157-4 must be applied prospectively for interim periods ending after June 15, 2009, and will be adopted in the third quarter of fiscal 2009.  The Company is currently assessing the impact that FSP FAS 157-4 may have on its financial statements.

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

We do not believe that a hypothetical change of 10% of the interest rate currently in effect or a change of 10% of commodity prices would have a significantly adverse effect on our results of operations, financial position, or cash flows as long as we are able to pass along the increases in commodity prices to our customers. To date, we have been successful in passing along the rising cost of commodities without an adverse effect on our results of operations. However, there can be no assurance that either interest rates or commodity prices will not change in excess of the 10% hypothetical amount, which could have an adverse effect on our results of operations, financial position, and cash flows if we are unable to pass along these increases to our customers.

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

While we believe that our existing disclosure controls and procedures have been effective to accomplish their objectives, we intend to continue to examine, refine and document our disclosure controls and procedures and to monitor ongoing developments in this area. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II. OTHER INFORMATION

Item 1.                      Legal Proceedings.

We are involved from time to time in various suits and claims arising in the normal course of business.  In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 1A.       Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2009.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.  None.

Item 3.                      Defaults Upon Senior Securities.  None.

Item 4.                      Submissions of Matters to a Vote of Security Holders.  None.

Item 5.                      Other Information.

Item 6.                      Exhibits.

Exhibits Required by Item 601 of Regulation S-K.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 19, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated (Registrant)
DATE: 6/26/09	By: /s/ Dana Perry
Dana Perry Senior Vice President for Finance Principal Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).
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

10(16)	AZZ incorporated 2005 Independent Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Registrant on July 14, 2005).
31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 26, 2009. Field Herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 26, 2009. Filed Herewith.
32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 26,2009. Filed Herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 26, 2009. Filed Herewith.