Form 10-K/A
AZZ INC
filed 2009-09-04
CIK 8947

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

As of August 31, 2009 (the last business day of its most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $406,395,047 based on the closing sale price of $34.42 per share as reported on the New York Stock Exchange (For purposes of determining the above stated amount, only the directors, executive officers and 10% or greater shareholders of the registrant have been deemed affiliates; however, this does not represent a conclusion by the registrant that any or all such persons are affiliates of the registrant).

As of August 31, 2009, there were 12,301,482 shares of the registrant’s common stock ($1.00 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2009 Annual Meeting of Shareholders held July 14, 2009	Part III

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of AZZ incorporated (“AZZ”, the “Company” or “we”) for the fiscal year ended February 28, 2009 is being filed solely to remove the reference to the Company’s Annual Report to Shareholders for the Fiscal Year Ended 2009 as a document incorporated by reference in the original Form 10-K and to expand the Company’s disclosures contained in the original Form 10-K regarding the compensation of the Company’s named executive officers in response to comments provided by the Staff of the Securities and Exchange Commission.  This Form 10-K/A, which amends and restates Part III Item 11, Executive Compensation, with respect to the original Form 10-K, is being filed to provide the disclosure required by Part III of Form 10-K.

Except as described above, no other changes have been made to the original Form 10-K, and this Form 10-K/A does not amend, update, or change the financial statements or any other items or disclosures in the original Form 10-K.  This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures, including any exhibits to the original Form 10-K affected by subsequent events.  Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-K on May 12, 2009.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

PART III

Item 11.                 Executive Compensation.

The information required by this Item with respect to the directors of the Company is incorporated herein by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Fees Paid to Directors” set forth in the Company’s Proxy Statement for our 2009 Annual Meeting of Shareholders (the “Proxy Statement”).  The information required by this Item with respect to Compensation Committee Interlocks and Insider Participation is incorporated herein by reference to the section entitled “Compensation Committee Interlocks And Insider Participation” set forth in the Proxy Statement.  The information required by this Item with respect to payments required to be made to named executive officers upon termination of their employment or a change-in-control of the Company is incorporated herein by reference to the section entitled “Potential Payments Upon Termination or Change of Control” set forth in the Proxy Statement.

Executive Compensation

Compensation Discussion and Analysis

Compensation Program Overview

The Compensation Committee (the “Committee”) of the Board has responsibility for establishing, implementing and continually monitoring adherence to the Company’s compensation philosophy. The Committee ensures that the total compensation paid to the Company’s management team is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to members of the management team, including the named executive officers, are similar to those provided to other executive officers.

The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2009, as well as the other individuals included in the table provided below under the caption “Summary Compensation Table” (the “Summary Compensation Table”), are referred to as the “named executive officers” throughout this Form 10-K/A.

Compensation Philosophy and Objectives

The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and which aligns executives’ interests with those of the shareholders by rewarding performance to achieve goals set by the Company, with the ultimate objective of improving shareholder value. The Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of publicly traded companies with similar characteristics. To that end, the Committee believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and equity-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Committee makes all compensation decisions including equity awards for the management team (which includes the named executive officers).

The Chief Executive Officer annually reviews the performance of each member of the management team (other than his own, which is reviewed by the Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives made by the Chief Executive Officer.

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured the Company’s annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals. In furtherance of this, the Committee has the authority under its charter to periodically engage an outside human resources consulting firm to conduct a review of its total compensation program for the Chief Executive Officer as well as for other key executives. The human resources consulting firm provides the Committee with relevant market data and alternatives to consider when making compensation decisions for the Chief Executive Officer and on the recommendations being made by the Company’s Chief Executive Officer for executives other than the Chief Executive Officer.  In fiscal 2009, the Committee engaged Hewitt Associates to perform an executive compensation review for purposes of advising the Committee with respect to executive compensation for fiscal 2010.

In making compensation decisions, the Committee compares each element of total compensation against a group of publicly-traded manufacturing companies. This group of companies, which is periodically reviewed and updated by the Committee, consists of companies against which the Committee believes the Company competes for talent and for shareholder investment.  In fiscal 2009, this group of companies included Universal Stainless & Alloy Products, Friedman Industries Inc., Morton Industrial Group Inc., Preformed Line Products Co., Catalina Lighting Inc., Webco Industries Inc., Global Power Equipment Group, Juno Lighting Inc., LSI Industries Inc., NN Inc., Haynes International Inc., WHX Corp., Northwest Pipe Company, Keystone Consolidated Industries Inc., Niagara Corp., Lamson & Sessions Co., Neenah Foundry Co. and Roanoke Electric Steel Corp.  Though the Committee considers this market data on the compensation practices of these companies in determining the overall compensation of the Company’s named executive officers (including in determining base salary ranges, as described below), it does not set compensation components to meet specific benchmarks (e.g., targeting salaries “above the median” or equity compensation “at the 75th percentile”). Based on this market data analysis, the Committee concluded that the compensation levels for the Company’s named executive officers fell within the range of the observed market compensation levels.

Compensation is determined based upon market data on the compensation of similarly situated executives of such companies, internal pay equity (including the executive’s accountability and impact on Company operations) and the individual’s experience level and performance. In considering internal pay equity, the Committee has no formula or established ratios for setting one executive’s total compensation versus the compensation of another executive officer. Rather, the Committee subjectively evaluates the relative importance of each named executive officer’s role to the Company as a whole, which results in certain executives receiving more total compensation than others (e.g., the Company’s Chief Executive Officer is paid more than its Chief Financial Officer).

Factors that may result in a deviation from the market data are an individual’s experience level, the job responsibilities of the position and the relative responsibility of the position compared to that of others within the Company. The Committee may also consider how the Company has performed relative to the group of companies listed above.

The Committee strives to develop compensation packages for our executives made up of a balanced combination of base salary, annual incentive awards, and long term compensation. The overall compensation of our executive officers, including the employment agreements with our Chief Executive Officer and Chief Financial Officer, utilizes a combination of these forms of compensation. In setting executives’ compensation, our Committee reviews the total remuneration that each respective officer potentially could receive over the next several years under scenarios contemplating the executive’s continued employment or retirement during the period.

While the Committee uses a variety of factors in making compensation decisions for the Company’s named executive officers, the Committee does not use any particular weighting or formula to determine executive compensation. Rather, the Committee subjectively evaluates all of the factors noted in the discussion above in determining executive compensation.

Fiscal year 2009 Executive Compensation Components

For the fiscal year ended February 28, 2009, the principal components of compensation for named executive officers were:

•	base salary, to compensate the executive officers for day-to-day services rendered to the Company;

•	performance-based incentive compensation, paid in cash to incentivize the achievement of specific operating results and to encourage short-term performance;

•	long-term incentive compensation, tying a portion of the executive officers compensation to equity ownership of the Company; and

•
perquisites and other personal benefits, which may include 401(k) matching contributions, profit sharing contributions, and health, life, and long term disability insurance benefits, which are also generally available to all employees.

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility by using market data. Base salary ranges are designed so that salary opportunities for a given position will be between 75% and 125% of the midpoint of the base salary established for each range.

During its review of base salaries for executives, the Committee primarily considers:

•	market data periodically provided by our outside consultants;

•	internal data regarding the executive’s compensation, both individually and relative to other executive officers; and

•	individual performance of the executive.

Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility.

In determining salary increases, and also in determining awards under the Senior Management Bonus Plan and long-term incentive compensation awards, for the named officers for fiscal 2009, the Committee utilized qualitative factors to evaluate their performances and recognize their contributions and leadership during fiscal 2008.  In particular, the Committee considered each officer’s contributions to achieving (i) the review, analysis and evaluation of companies acquired by the Company during the year, (ii) the development and implementation of integration plans for acquired businesses, (iii) the Company’s overall financial performance in light of challenging economic conditions, (iv) the Company’s ability to manage costs, (v) the performance of the Company’s stock price, as compared to its competitors and (vi) the Company’s business development results, as measured by new and increased business from customers during the year.  The Committee also considered issues of relative amounts paid and awarded as a matter of internal equity.

The amount of each officer’s salary and incentive awards was based on the Committee’s subjective evaluation of each officer’s performance, the relative responsibilities of the officers and the Committee’s sense of fair and equitable relative distributions of salaries and awards.  The Committee also took into account the compensation plans embodied in employment agreements with the Company’s Chief Executive Officer and Chief Financial Officer, salaries and awards paid in prior years and market compensation data from the industry comparison group described above.  In making its evaluation and the resulting salary and award decisions, the Committee took into account and acknowledged:

•
Mr. Dingus’s ability to focus the entire management team on the successful evaluation and implementation of several business acquisitions that were materially beneficial to AZZ, his ability to motivate management to maintain sales and margins across both operating segments in a challenging economic environment and his contribution to the performance of our stock price over the past several years;

•
Mr. Pendley’s significant role in the evaluation, implementation and integration of significant galvanizing businesses acquired during fiscal 2008, his leadership and management of the galvanizing business during difficult market conditions, the increase in revenues from our galvanizing segment through strategic acquisitions and the increase in Mr. Pendley’s responsibilities accompanying this increase in revenues; and

•	The relative value to AZZ of the contributions made by each officer.

Based on the Committee’s subjective evaluation of these factors, base salaries for the Company’s named executive officers were increased in fiscal 2009 by 3.5 percent, in the case of Messrs. Dingus, Perry and Petro, by 3.6 percent, in the case of Mr. Watson, and by 10.5 percent, in the case of Mr. Pendley. The fiscal 2009 base salaries for the named executive officers can be found in column (c) of the Summary Compensation Table.

Performance-Based Incentive Compensation

The Senior Management Bonus Plan is an annual cash incentive program. The Senior Management Bonus Plan provides the Committee the flexibility to promote high performance and achievement of corporate goals by named executive officers, encourage the growth of shareholder value and allow key employees to participate in the long-term growth and profitability of the Company. The Senior Management Bonus Plan provides guidelines for the calculation of annual non-equity incentive based compensation, subject to Committee oversight and modification. At its January meeting each fiscal year, the Committee considers whether a Senior Management Bonus Plan should be established for the succeeding fiscal year and, if so, approves the group of employees eligible to participate in the Senior Management Bonus Plan for that fiscal year. The Senior Management Bonus Plan includes various incentive levels based on the participant’s accountability and impact on Company operations, with target award opportunities that are established as a percentage of base salary. These targets range from 30% to 60% of base salary for the Company’s named executive officers.  The maximum award is reached by the named executives by achieving a performance level of 125% for each of their respective performance targets. Total award payments under the Senior Management Bonus Plan may not exceed 120% of base salary for Mr. Dingus, 80% of base salary for Messrs. Perry, Pendley, and Petro, and 60% of base salary for Mr. Watson.

Award payments are calculated (as a percentage of the target award opportunity) with respect to each applicable performance objective, as described below, as set forth in the following table:

Percentage of Target Objective Achieved	Percentage of Cash Award Attributable to Target Objective Paid	Percentage of Target Objective Achieved	Percentage of Cash Award Attributable to Target Objective Paid
76	52%	101	104%
77	54%	102	108%
78	56%	103	112%
79	58%	104	116%
80	60%	105	120%
81	62%	106	124%
82	64%	107	128%
83	66%	108	132%
84	68%	109	136%
85	70%	110	140%
86	72%	111	144%
87	74%	112	148%
88	76%	113	152%
89	78%	114	156%
90	80%	115	160%
91	82%	116	164%
92	84%	117	168%
93	86%	118	172%
94	88%	119	176%
95	90%	120	180%
96	92%	121	184%
97	94%	122	188%
98	96%	123	192%
99	98%	124	196%
100	100%	125	200% (maximum)

As described below, the Committee determines what percentage of the target level has been achieved for each performance objective and awards a cash award, as a percentage of the target cash award amount, to each named executive officer based on the achievement of such percentage of the target level.  For example, if the Committee sets a performance objective regarding diluted earnings per share and sets a target cash award of $10,000 based upon achievement of a target level of diluted earnings per share of $1.00 and if the Company’s actual earnings per share is $1.10, the Committee would determine that the recipient of the award had achieved 110% of his target level and would be entitled to a cash award of 140% of his target cash award amount (i.e., a cash award of $14,000).

Each participant in the plan is assigned one or more quantitative goals taken from AZZ’s strategic operating plan for the current fiscal year. Their success in reaching those goals determines the size of the annual cash incentive award received by each participant. For Messrs. Dingus and Perry, whose responsibilities are Company-wide, 70% of the award is based upon the Company’s diluted earnings per share and, in the case of Mr. Dingus, 30% of the award is based on the achievement of qualitative goals set by the Committee for his individual performance during the year and, in the case of Mr. Perry, 30% of the award is based on the achievement of qualitative goals set by Mr. Dingus for Mr. Perry’s individual performance during the year. The determining factors for Messrs. Pendley, Petro and Watson, whose responsibilities relate, in the case of Mr. Pendley to AZZ’s Galvanizing Service Segment and, in the case of Mr. Petro, to the Electrical and Industrial Products Segment, and, in the case of Mr. Watson, to select products within the Electrical and Industrial Products Segment, include not only diluted earnings per share but also revenue, operating income or, in the case of Mr. Pendley, return on assets or, in the case of Mr. Watson, orders for such select products for their respective segments or areas of responsibility (among other factors that are immaterial).

 Prior to the start of the Company's fiscal year, the Board sets minimum, target and maximum diluted earnings per share levels in accordance with the Company’s strategic plan.  In addition to incorporating these levels of diluted earnings per share set by the Board, the Committee sets minimum, target and maximum levels for each other objective of the Senior Management Bonus Plan.  In making the annual determination of the minimum, target and maximum levels, other than the determination of levels regarding diluted earnings per share, which are determined by the Board, the Committee may consider the strategic plan of the Company, the performance of the Company during the prior fiscal year, the economic conditions for the fiscal year anticipated by the Committee, and any specific circumstances facing the Company during the coming fiscal year. Levels for revenue, operating income, and return on assets objectives are set in alignment with the Company’s strategic plan (which includes projections relating to acquisitions, competition, innovation, supply chain and workforce development, among other projections), and expectations set by the Board regarding earnings per share and Company performance.

The Board established, and the Committee adopted, the following minimum, target and maximum levels for diluted earnings per share under the Senior Management Bonus Plan for fiscal 2009:

	Fiscal 2009 Diluted Earnings per Share Levels

	Minimum Level	Target Level	Maximum Level	Actual Result

Diluted Earnings per Share	$1.14	$2.24	$2.80	$3.43

In addition, the Committee adopted minimum, target and maximum levels for the various other performance objectives for Messrs. Pendley, Petro and Watson under the Senior Management Bonus Plan for fiscal 2009 as set forth below:

	Fiscal 2009 Target Levels for Various Other Performance Objectives

	Minimum Level	Target Level	Maximum Level	Actual Result

Revenue
Galvanizing Service Segment1	$88,627,341	$173,779,100	$217,223,875	$186,567,000

Electrical and Industrial Products Segment2	$104,241,654	$204,395,400	$255,494,250	$225,797,000

Select Products3	$94,654,000	$185,595,000	$232,000,000	$200,787,000

Operating Income
Galvanizing Service Segment1	$16,840,251	$33,020,100	$41,275,125	$53,183,000

Electrical and Industrial Products Segment2	$16,977,951	$33,290,100	$41,612,625	$38,952,000

Select Products3	$15,263,790	$29,929,000	$37,412,125	$33,667,000

Return on Assets
Galvanizing Service Segment1	11.2%	22%	27.5%	40%

Orders of Select Products3	$104,652,000	$205,200,000	$256,500,000	$238,247,000
___________

(1)	Reflects the target levels established by the Committee for Mr. Pendley.

(2)	Reflects the target levels established by the Committee for Mr. Petro.

(3)	Reflects the target levels established by the Committee for Mr. Watson.

In addition, the Committee established the following qualitative goals for Mr. Dingus’s individual performance during fiscal 2009:

(1)
identify, with timely communication to the Board, issues with and progress on the integration of the Company’s fiscal 2009 strategic acquisitions into the Company’s corporate culture and structure; and

(2)	create and implement, with timely communication to the Board, a plan for attracting and retaining appropriate staff at all levels in the Company.

Mr. Dingus established these same qualitative goals for Mr. Perry’s individual performance during fiscal 2009.

Payments of awards under the Senior Management Bonus Plan are based upon the achievement of such performance levels for the current year. Named executive officers participating in the Senior Management Bonus Plan receive:

•	no payment for the Senior Management Bonus Plan award unless the participant achieves the minimum performance level;

•
a payment of at least 2% but less than 100% of the Senior Management Bonus Plan award if the participant achieves or exceeds the minimum performance level but does not achieve the target performance level;

•
a payment of at least 100% but less than the maximum Senior Management Bonus Plan award if the participant achieves or exceeds the target performance level but does not attain the maximum performance level; and

•	a payment of the maximum Senior Management Bonus Plan award if the participant achieves or exceeds the maximum performance level.

Upon completion of the fiscal year, the Committee assesses the performance of the Company for each of the Senior Management Bonus Plan objectives comparing the actual fiscal year results to the pre-determined minimum, target, and maximum levels for each objective and an overall percentage amount is calculated.  Actual fiscal year results are determined based upon fiscal year end audited results.  In addition, the Committee assesses the performance of Mr. Dingus relative to his qualitative goals based on the annual evaluation of Mr. Dingus conducted by the Committee in consultation with the full Board. The Committee has determined that, based upon the actual fiscal year results for fiscal 2009 and their respective performances during this year and, in the case of Mr. Dingus, the annual evaluation of Mr. Dingus for fiscal 2009 conducted by the Committee in consultation with the full Board, Messrs. Dingus and Perry have fulfilled their maximum performance levels for diluted earnings per share, which for fiscal 2009 was $2.80 for both of these officers. Further, based on the Committee’s subjective evaluation of Messrs. Dingus and Perry, in consultation with the full Board, both executives  have met or exceeded their target performance levels for their respective qualitative goals, which are described above. Accordingly, both officers received 200% of the target cash award attributable to diluted earnings per share and 125% of the target cash award attributable to their respective qualitative goals.

In addition, the Committee also determined that the Company’s other named executive officers also fulfilled their maximum performance levels for diluted earnings per share, which for fiscal 2009 was $2.80 for all of these officers, and determined that these officers met the following levels with respect to their other respective performance objectives:  Mr. Pendley met levels of 107%, 161% and 182% for his performance objectives regarding revenue, operating income and return on assets, respectively, Mr. Petro met levels of 111% and 117% for his performance objectives regarding revenue and operating income, respectively, and Mr. Watson met levels of 108%, 113% and 116% for his performance objectives regarding revenue, operating income and order of select products, respectively.

Awards made to named executive officers under the Senior Management Bonus Plan for performance in fiscal 2009 are reflected in column (g) of the Summary Compensation Table.

Long-Term Incentive Compensation

The Stock Appreciation Rights Program assists the Company to:

•	enhance the link between the creation of shareholder value and long-term executive incentive compensation;

•	provide an opportunity for increased equity ownership by executives; and

•	maintain competitive levels of total compensation.

The compensation packages of our executive officers include long-term compensation in the form of stock appreciation rights, which, during fiscal year 2009, were granted under the AZZ incorporated Amended and Restated 2005 Long-Term Incentive Plan (the “Plan”). Each stock appreciation right has a base price or grant price equal to the average of the closing price of one share of AZZ common stock on the NYSE for those days on which it trades during the period of thirty-calendar days immediately following the grant date. The stock appreciation rights vest and are exercisable in full on the third anniversary of the grant date and are exercisable for a period of 60 days following the vesting date. During the 60 day period, the participant may exercise the stock appreciation rights with respect to all of the common shares by delivering written notice of exercise to the Committee. The exercise price is determined on the date of delivery of such notice, but no later than the 60th day after vesting. Rights are settled in shares of AZZ common stock of an amount equal to the excess of (i) the exercise price over (ii) the base price. On March 1, 2009, the Committee awarded 163,233 stock appreciation rights to certain directors, officers and employees of the Company under the Plan.

Stock appreciation rights award levels are determined based on market data, vary among participants based on their positions within the Company, and are granted at the Committee’s regularly scheduled January meeting. To determine the size of stock appreciation rights grants, the Committee first establishes a target compensation value to be delivered to the named executive officers through long-term equity awards. In doing so, the Committee considers various factors, including the following:

•	the practice of granting ongoing equity awards only once every year;

•	the emphasis placed on equity in the mix of total compensation;

•	the officer’s experience and performance;

•	the scope, responsibility and business impact of the officer’s position; and

•	the perceived retention value of the total compensation package in light of the competitive labor market.

Once the target value has been established, the Committee uses the Black-Scholes pricing model to determine the number of stock appreciation rights that should be granted to named executive officers in order to provide this target value.

 As noted in the “Setting Executive Compensation” section above, the Committee does not assign any particular weighting or formula when determining executive compensation, including compensation in the form of grants of stock appreciation rights. The Committee authorized the grant of stock appreciation rights in fiscal 2009 based on a subjective evaluation of the factors listed above. In particular, in determining the amount of stock appreciation rights to be granted to Mr. Dingus, the Committee considered Mr. Dingus’s ability to focus the entire management team on the successful evaluation and implementation of several business acquisitions that were materially beneficial to AZZ, his ability to motivate management to maintain sales and margins across both operating segments in a challenging economic environment and his contribution to the performance of our stock price over the past several years. The number and value of stock appreciation rights granted to the named executive officers in fiscal 2009 can be found in the table provided below under the caption “Grants of Plan Based Awards.”

Perquisites and Other Personal Benefits

The Company provides named executive officers with perquisites and other employee benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers. Items that may be included as perquisites are 401(k) matching contributions, profit sharing contributions, and health, life, and long term disability insurance benefits, which are generally available to all employees.

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended February 28, 2009, are included in column (i) of the Summary Compensation Table.

The Company has entered into employment agreements with two of our key executives, Messrs. Dingus and Perry. Additionally, the Company has entered into Change of Control Severance Agreements with certain key employees, including the named executive officers. The Change of Control Severance Agreements are designed to promote stability and continuity of senior management. Information regarding applicable payments under these agreements for the named executive officers is provided under the heading “Potential Payment Upon Termination or Change of Control” on page 22 of the Proxy Statement.

Retirement and Other Benefits

We do not maintain a defined-benefit retirement program.  Instead, all Company employees, including named executive officers, are eligible to participate in the Company’s 401(k) and Profit Sharing Plan known as the AZZ incorporated Employee Benefit Plan and Trust.  In addition, all Company employees, including named executive officers, are eligible to participate in the AZZ incorporated Employee Stock Purchase Plan adopted by the board of directors and approved by the Company’s shareholders in fiscal 2009 (the “Purchase Plan”).

401(k).  The 401(k) plan is a tax-qualified savings plan pursuant to which all Company employees, including the named executive officers, can contribute a portion of their annual salary on a pre-tax basis up to certain limits prescribed by the Internal Revenue Service.  The Company will match 100% of the first 1%, and 50% of contributions between 1% and 6% of eligible pay that the employee contributes. Company matching contributions are fully vested after two years of service.  Employees may select from among several mutual funds when investing their 401(k) account funds.

Profit Sharing.  In addition to the 401(k) matching contributions, the Company may make a profit sharing contribution that all Company employees who have satisfied a one year eligibility waiting period, including named executive officers, are eligible to receive.  In the event a contribution is made, each Company employee, including named executives, will receive a portion of the contribution as determined by the following formula:

Participant Eligible Compensation
--------------------------------------------------- X  Profit Sharing Contribution
Eligible Compensation All Participants

This amount is allocated to the participant’s 401(k) account and is invested in one or more mutual funds as determined by the participant.

Company profit sharing contributions vest over the first five years of an employee's service with the Company, and are fully vested for employees with five or more years of service.

Purchase Plan.  The Purchase Plan allows employees of the Company, including named executive officers, to periodically purchase shares of the Company’s common stock at a discount using funds deducted from the participating employees’ payroll.

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. The Company believes that compensation paid under the management incentive plans is generally fully deductible for federal income tax purposes. However, in certain situations, the Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers. During fiscal year 2009, AZZ paid an aggregate of $956,531 in compensation that, under Section 162(m), was not deductible.

Accounting for Stock-Based Compensation

Beginning on March 1, 2006, the Company began accounting for stock-based payments under its Stock Option Program and Stock Appreciation Rights Program in accordance with the requirements of FASB Statement 123(R) based on the assumptions set forth in footnote 1 of the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in the Company’s Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

THE COMPENSATION COMMITTEE

Dr. H. Kirk Downey, Chairman
Kevern R. Joyce
Daniel E. Berce
Peter A. Hegedus

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended February 28, 2009 and the two prior fiscal years. The Company has entered into employment agreements with two of the named executive officers, Messrs. Dingus and Perry. When setting total compensation for each of the named executive officers, the Compensation Committee reviews tally sheets which show the executive’s current compensation, including equity and non-equity based compensation.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option /SARs Awards ($)(1) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compensation ($)(2) (i)	Total ($) (j)
David H. Dingus	2009	$436,250			$505,939	$464,606		$45,027	$1,451,822
President & Chief	2008	$421,500	—	—	$195,407	$385,926	—	$32,842	$1,035,675
Executive Officer	2007	$390,000	—	—	$57,578	$338,542	—	$24,656	$810,776

Dana L. Perry	2009	$244,250			$119,309	$173,418		$38,295	$575,272
Senior Vice	2008	$236,000	—	—	$50,363	$179,950	—	$31,445	$497,758
President & Chief Financial Officer	2007	$218,400	—	—	$41,428	$158,924	—	$18,260	$437,012

John V. Petro	2009	$221,500			$119,309	$134,672		$47,238	$522,719
Senior Vice President,	2008	$214,000	—	—	$47,817	$171,200	—	$33,378	$466,395
Electrical and Industrial Products Segment	2007	$198,000	—	—	$39,327	$156,800	—	$18,495	$412,622

Tim E. Pendley	2009	$200,000			$68,818	$160,000		$46,965	$475,783
Senior Vice President	2008	$181,000	—	—	$29,048	$144,800	—	$30,254	$355,102
Galvanizing Services	2007	$122,500	—	—	$9,832	$73,500	—	$22,617	$228,449

Clement H. Watson	2009	$197,000			$55,561	$94,440		$34,917	$381,918
Vice President of	2008	$190,000	—	—	$29,048	$114,000	—	$30,211	$363,259
Sales Electrical Products Group	2007	$175,000	—	—	$9,832	$105,000	—	$17,633	$307,465

__________
(1)
The amounts in column (f) for the fiscal year ended February 28, 2009 reflect the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) of awards pursuant to the Stock Appreciation Rights Program. Assumptions used in the calculation of this amount are included in footnote 1 to the Company’s audited financial statements included in this annual report on Form 10-K for the fiscal year ended February 28, 2009.

(2)	All other compensation in column (i) consists of the following per executive basis for fiscal 2009:

	Perquisites
	Contributions to 401(k) Plan (1)	Contributions to Profit Sharing Plan (1)	Insurance Benefits (2)	Total
David H. Dingus	$14,358	$24,642	$6,026	$45,027
Dana L. Perry	$9,070	$24,642	$4,582	$38,295
John V. Petro	$17,781	$24,642	$4,123	$47,238
Tim E. Pendley	$19,351	$24,642	$2,971	$46,965
Clement H. Watson	$5,665	$24,642	$4,609	$34,917
__________

(1)	•
Matching 401 (k) contributions and profit sharing allocated by the Company to each of the named executive officers pursuant to the AZZ incorporated Employee Benefit Plan and Trust (which is more fully described above under the heading “Retirement and Other Benefits”);

(2)	•	The value attributable to group health and life insurance benefits which are provided to all employees, including the named executive officers.

Grants of Plan Based Awards

The following table provides information about equity awards made to each of the named executive officers under our Amended and Restated 2005 Long Term Incentive Plan during fiscal 2009.

								All Other Stock Awards:	All Other Option/SARs Awards:		Grant Date Fair Value
		Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Number of Shares of Stock	Number of Securities Underlying Options/	Exercise or Base Price of Option/ SARs	of Stock and Option/ SARs
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	SARs (#)(1)	Awards ($/sh)	Awards ($)(2)
David H. Dingus	3/1/08	$5,235	$261,750	$523,500	—	—	—	—	30,700	$ 35.88	$362,292

Dana L. Perry	3/1/08	$1,954	$97,700	$195,400	—	—	—	—	10,110	$ 35.88	$119,309

John V. Petro	3/1/08	$1,772	$88,600	$177,200	—	—	—	—	10,110	$ 35.88	$119,309

Tim E. Pendley	3/1/08	$1,600	$80,000	$160,000	—	—	—	—	10,110	$ 35.88	$119,309

Clement H. Watson	3/1/08	$1,181	$59,025	$118,050	—	—	—	—	6,740	$ 35.88	$79,539

__________

(1)
A portion of the SARs granted on March 1, 2008, were granted contingent upon shareholder approval of amendments to the 2005 Long Term Incentive Plan as presented to shareholders at the Company’s 2008 Annual Meeting of Shareholders.  At the 2008 Annual Meeting, the shareholders of the Company approved such amendments, and, accordingly, such SARs are no longer conditional upon shareholder approval.

(2)
Amounts set forth in the Grant Date Fair Value of Stock or Options/SARs Awards column represent the aggregate grant date fair value computed in accordance with FAS123(R) based on the assumptions set forth in Note 1 to the Company’s financial statements contained in this annual report on Form 10-K.

Outstanding Equity Awards at Fiscal Year End

The following table provides information on the holdings of stock options and stock appreciation rights by each of the named executive officers as of February 28, 2009.  Each option grant and stock appreciation right is shown separately for each named executive officer.

	Option/SARs Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options/SARs (#) Exercisable (2)	Number of Securities Underlying Unexercised Options/SARs (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option/ SARs Exercise Price ($)	Option/ SARs Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

David H. Dingus	76,730(3)		—	$8.37	03/27/12	—	—	—	—
	14,720(3)			$5.55	03/03/13
		61,400(4)		$11.55	04/07/09
		39,300(4)		$19.89	03/01/10
		30,700(4)		$35.88	03/01/11

Dana L. Perry		14,200(4)	—	$11.55	04/07/09	—	—	—	—
		9,100(4)		$19.89	03/01/10
		10,110(4)		$35.88	03/01/11

John V. Petro		13,480(4)	—	$11.55	04/07/09	—	—	—	—
		8,640(4)		$19.89	03/01/10
		10,110(4)		$35.88	03/01/11

Tim E. Pendley	946(3)		—	$8.80	03/27/12	—	—	—	—
	3,956(3)			$4.22	04/02/13
		13,480(4)		$11.55	04/07/09
		8,640(4)		$19.89	03/01/10
		10,110(4)		$35.88	03/01/11

Clement H. Watson		13,480(4)	—	$11.55	04/07/09	—	—	—	—
		8,640(4)		$19.89	03/01/10
		6,740(4)		$35.88	03/01/11

__________

(1)	Adjusted to reflect a two-for-one stock split, effected in the form of a stock dividend on May 4, 2007.

(2)	All options listed in the table vest at a rate of 25% per year over the first four years of the ten-year option term. All SARs listed in the table vest upon expiration date of the SAR.
(3)	Represents stock option awards.
(4)	Represents equity settled stock appreciation awards.

Item 15.   Exhibits and Financial Statement Schedules.

Exhibits Required by Item 601 of Regulation S-K

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this Form 10-K/A is set forth in the Index to Exhibits beginning on page 13, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 9/4/2009	By: /s/ David H. Dingus
David H. Dingus, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

/s/David H. Dingus	/s/ Dana L. Perry
David H. Dingus, Principal Executive Officer and Director	Dana L. Perry, Principal Financial Officer and Director

/s/Daniel R. Feehan	/s/ Richard Butler
Daniel R. Feehan, Director	Richard Butler, Vice President and Controller, Principal Accounting Officer

/s/Martin C. Bowen	/s/Peter A. Hegedus
Martin C. Bowen, Director	Peter A. Hegedus, Director

/s/Daniel E. Berce	/s/Dr. H. Kirk Downey
Daniel E. Berce, Director	Dr. H. Kirk Downey, Chairman of the Board and Director

/s/Sam Rosen	/s/Kevern R. Joyce
Sam Rosen, Director	Kevern R. Joyce, Director

EXHIBIT INDEX
Exhibit No.
31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 4, 2009. Filed Herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 4, 2009. Filed Herewith.
32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 4, 2009. Filed Herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 4, 2009. Filed Herewith.