Form 10-Q
period 2009-09-25
AZZ INC
filed 2009-09-25
CIK 8947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12777
AZZ incorporated
(Exact name of registrant as specified in its charter)

TEXAS	75-0948250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Museum Place, Suite 500
3100 West 7th Street
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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at August 31, 2009:
Common Stock, $1.00 par value per share	12,301,482

AZZ incorporated

PART I. FINANCIAL INFORMATION
Item 1.                 Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

	08/31/09	02/28/09
Assets	(Unaudited)

Current Assets
Cash And Cash Equivalents	$71,952,401	$47,557,711
Accounts Receivable	62,836,667	65,663,982
Allowance for Doubtful Accounts	(851,000)	(900,000)
Inventories:
Raw Material	22,753,054	27,274,833
Work-In-Process	17,434,826	23,037,364
Finished Goods	6,316,044	3,463,603
Costs And Estimated Earnings In Excess Of Billings On Uncompleted Contracts	10,756,841	11,328,287
Deferred Income Taxes	4,196,228	3,588,267
Prepaid Expenses And Other	2,897,231	1,009,477

Total Current Assets	198,292,292	182,023,524

Property, Plant And Equipment, Net	91,110,884	87,666,693
Goodwill	69,037,137	66,157,000
Intangibles and Other Assets	18,701,770	18,868,230

	$377,142,083	$354,715,447
Liabilities And Shareholders' Equity

Current Liabilities:
Accounts Payable	$15,799,203	$17,853,171
Income Tax Payable	305,358	259,734
Accrued Salaries And Wages	4,291,450	5,509,197
Other Accrued Liabilities	16,613,651	18,363,073
Customer Advance Payment	12,151,980	13,632,734
Billings In Excess Of Costs And Estimated Earnings On Uncompleted Contracts	4,798,323	2,753,532

Total Current Liabilities	53,959,965	58,371,441

Long-Term Debt	100,000,000	100,000,000
Deferred Income Taxes	10,618,675	9,232,302

Shareholders' Equity:
Common Stock, $1 Par Value
Shares Authorized, 50,000,000
Shares Issued 12,609,160	12,609,160	12,609,160
Capital In Excess Of Par Value	19,926,655	18,241,664
Retained Earnings	182,774,399	161,755,340
Accumulated Other Comprehensive Loss	(1,227,176)	(3,198,159)
Less Common Stock Held In Treasury, At Cost (307,678 And 464,944 Shares At August 31, 2009 And February 28, 2009, Respectively)	(1,519,595)	(2,296,301)

Total Shareholders' Equity	212,563,443	187,111,704

	$377,142,083	$354,715,447

PART I. FINANCIAL INFORMATION
Item 1.                 Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	8/31/09	8/31/08	8/31/09	8/31/08
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$95,157,192	$103,259,467	$190,649,193	$203,217,724

Costs And Expenses
Cost Of Sales	64,543,362	73,782,379	130,347,113	147,471,782
Selling, General and Administrative	11,389,428	11,372,056	23,512,977	21,228,577
Interest Expense	1,731,006	1,681,662	3,417,563	2,802,450
Net (Gain) Loss On Sale of Property, Plant and Equipment, and Insurance Proceeds	(65,452)	(1,147,826)	(70,483)	(1,145,219)
Other (Income) Expense, Net	(300,687)	(579,473)	(381,331)	(1,063,240)
	77,297,657	85,108,798	156,825,839	169,294,350

Income Before Income Taxes	17,859,535	18,150,669	33,823,354	33,923,374
Income Tax Expense	6,740,635	6,847,028	12,804,294	12,497,168

Net Income	$11,118,900	$11,303,641	$21,019,060	$21,426,206

Earnings Per Common Share
Basic Earnings Per Share	$0.91	$0.93	$1.72	$1.77

Diluted Earnings Per Share	$0.89	$0.92	$1.69	$1.74

PART I. FINANCIAL INFORMATION
Item 1.                 Financial Statements.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	SIX MONTHS ENDED
	8/31/09	8/31/08
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$21,019,060	$21,426,206

Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities:
Provision For Doubtful Accounts	75,893	220,738
Amortization And Depreciation	8,444,202	6,736,638
Deferred Income Tax Expense	793,432	2,924,470
Net Gain On Sale Or Insurance Settlement Of Property, Plant & Equipment	(70,483)	(1,145,219)
Amortization of Deferred Borrowing Costs	152,697	128,379
Share-Based Compensation Expense	1,814,340	1,308,869

Effects Of Changes In Assets & Liabilities:

Accounts Receivable	4,138,103	(15,694,021)
Inventories	8,177,543	(2,667,984)
Prepaid Expenses And Other	(1,868,078)	(2,046,516)
Other Assets	10,178	(2,052,225)
Net Change In Billings Related To Costs And Estimated Earnings On Uncompleted Contracts	2,616,236	(4,401,268)
Accounts Payable	(2,103,710)	7,713,797
Other Accrued Liabilities And Income Taxes	(6,298,910)	141,013

Net Cash Provided By Operating Activities	36,900,503	12,592,877

Cash Flows From Investing Activities:
Proceeds From Sale Or Insurance Settlement Of Property, Plant, And Equipment	233,803	2,495,210
Purchase Of Property, Plant And Equipment	(7,545,821)	(9,440,690)
Acquisition Of Subsidiaries, Net Of Cash Acquired	(7,000,000)	(95,418,784)

Net Cash Used In Investing Activities	(14,312,018)	(102,364,264)

Cash Flows From Financing Activities:
Proceeds From Exercise Of Stock Options and Stock Appreciation Rights	131,617	31,242
Excess Tax Benefits From Stock Options Exercises	1,677,418	72,453
Proceeds From Long-Term Debt	-	100,000,000

Net Cash Provided By Financing Activities	1,809,035	100,103,695

Effect Of Exchange Rate Changes On Cash	(2,830)	(42,299)

Net Increase In Cash & Cash Equivalents	24,394,690	10,290,009

Cash & Cash Equivalents At Beginning Of Period	47,557,711	2,226,941

Cash & Cash Equivalents At End Of Period	$71,952,401	$12,516,950

Supplemental Disclosures
Cash Paid For Interest	$3,264,866	$74,070

Cash Paid For Income Taxes	$9,561,547	$8,929,166

AZZ incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

1.	Basis of presentation.

These interim unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2009 included in the Company’s Annual Report on Form 10-K covering such period.  For purposes of this report, “AZZ”, the “Company”, “we”, “our”, “us” or similar reference means AZZ incorporated and our consolidated subsidiaries.

Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends.  For example, the fiscal year that ended February 28, 2009 is referred to as fiscal 2009.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of August 31, 2009, and the results of its operations for the three-month and six-month periods ended August 31, 2009 and 2008, respectively, and cash flows for the six-month periods ended August 31, 2009 and 2008.  Operating results for the three and six months ending August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010.

In May 2009 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” which established general accounting standards and disclosure for subsequent events.  We adopted SFAS 165 during the second quarter of fiscal 2010.  In accordance with SFAS 165, we have evaluated subsequent events through the date and time these financial statements were issued on September 25, 2009.

2.	Earnings per share.

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended August 31,		Six months ended August 31,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands except share and per share data)
Numerator: Net income for basic and diluted earnings per common share	$11,119	$11,304	$21,019	$21,426
Denominator: Denominator for basic earnings per common share –weighted average shares	12,273,428	12,137,327	12,221,338	12,136,087
Effect of dilutive securities: Employee and Director stock awards	201,381	207,389	221,157	181,107
Denominator for diluted earnings per common share	12,474,809	12,344,716	12,442,495	12,317,194

Earnings per share basic and diluted:
Basic earnings per common share	$0.91	$.93	$1.72	$1.77
Diluted earnings per common share	$0.89	$.92	$1.69	$1.74

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

On June 1, 2006, 234,160 SARs were issued under the 2005 Plan with an exercise price of $11.55. As of August 31, 2009, all of these SARs were vested and exercised.  These awards qualified for equity treatment in accordance with SFAS 123R. The weighted average fair value of SARs granted on June 1, 2006 was determined to be $2.915 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 27.81% and expected life of 3 years.  Compensation expenses related to the June 1, 2006 grants of $19,000 and $76,000 were recognized during the six month periods ended August 31, 2009 and 2008, respectively.  As of August 31, 2009, we had no unrecognized cost related to the June 1, 2006 SAR grants.

On March 1, 2007, 147,740 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $19.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the 2005 Plan are met and qualify for equity treatment under SFAS 123R. The weighted average fair value of SARs granted on March 1, 2007, was determined to be $5.535 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 29.52% and expected life of 3 years.  As of August 31, 2009, 129,780 SARs were outstanding due to the accelerated vesting of 17,960 SARs as a result of the retirement of two directors and three employees. Compensation expense related to the March 1, 2007 grants of $52,000 and $111,000 were recognized during the six month periods ended August 31, 2009 and 2008, respectively.   As of August 31, 2009, we had unrecognized cost of $52,000 related to the March 1, 2007 SAR grants.

On March 1, 2008, 129,800 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $35.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met and qualify for equity treatment under SFAS 123R. The weighted average fair value of SARs awarded on March 1, 2008, was determined to be $11.80 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 41.81% and expected life of 3 years. As of August 31, 2009, 121,170 SARs were outstanding due to the forfeiture of 6,740 SARs and the exercise of 1,890 SARs due to the accelerated vesting of a retired employee.  Compensation expense related to the March 1, 2008 grants of $118,000 and $828,000 were recognized during the six month periods ended August 31, 2009 and 2008 respectively. As of August 31, 2009, we had unrecognized cost of $353,000 related to the March 1, 2008 SAR grants.

On September 1, 2008, we implemented the AZZ incorporated Employee Stock Purchase Plan (the “Plan”). The purpose of the Plan is to allow employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under the Plan have a duration of 24 months.  On the first day of an offering period (the “Enrollment Date”), the participant is granted the option to purchase shares on each exercise date during the offering period up to 10% of the participant’s compensation at the lower of 85% of the fair market value of a share of stock on the Enrollment Date or 85% of the fair market value of a share of stock on the exercise date.  The participant’s right to purchase stock in the Plan is restricted to no more than $25,000 per calendar year.  Participants may terminate their interest in a given offering, or a given exercise period, by withdrawing all, but not less than all, of the accumulated payroll deductions of the account at any time prior to the end of the offering period.  We estimate the shares to be issued on the first enrollment to be 36,100 shares after estimated forfeitures. The weighted average fair value of these shares was determined to be $14.69 based on the following assumptions:  risk-free interest rate of 2%, dividend yield of 0.0%, expected volatility of 50.40% and expected life of 2 years.  Compensation expenses in the amount of $133,000 was recognized during the six month periods ended August 31, 2009.  As of August 31, 2009, we had unrecognized cost of $265,000 related to the Plan. In accordance with the Plan 20,822 shares were issued on March 1, 2009 to the enrolled employees.  On March 1, 2009, the date of the second Offering, the estimated shares to be issued were 14,019 after estimated forfeitures. The weighted average fair value of these shares was determined to be $7.33 based on the following assumptions:  risk-free interest rate of 2%, dividend yield of 0.0%, expected volatility of 50.40% and expected life of 2 years.  Compensation expense in the amount of $26,000 was recognized during the six month period ended August 31, 2009.  As of August 31, 2009, we had unrecognized costs of $77,000 related to the second issue of the Plan.

On March 2, 2009, 163,233 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $18.12. These Stock Appreciation Rights have a three year vesting schedule, but may vest early if accelerated vesting provisions in the 2005 Plan are met and qualify for equity treatment under SFAS 123R. The weighted average fair value of SARs awarded on March 1, 2009, was determined to be $8.08 based on the following assumptions: risk-free interest rate of 3%, dividend yield of 0.0%, expected volatility of 46.89% and expected life of 5 years.  Compensation expense in the amount of $865,000 was recognized during the six month period ended August 31, 2009.  As of August 31, 2009, we had unrecognized cost of $454,000 related to the March 1, 2009 SAR grants.

On March 2, 2009, 31,666 shares of Restricted Stock were issued to our key employees under the 2005 Plan. The Restricted Stock awards have a three year cliff vesting schedule, but may vest early under accelerated vesting provisions in the 2005 Plan. The market value of a share of our stock was $18.12 on the date of grant. Compensation expense in the amount of $377,000 was recognized during the six month period ended August 31, 2009. The amount of unrecognized cost at August 31, 2009 was $197,000.

4.	Segments.

We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 28, 2009.  Information regarding operations and assets by segment is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
	(Unaudited)
	($ In thousands)
Net Sales:
Electrical and Industrial Products	$55,568	$51,959	$110,954	$103,965
Galvanizing Services	39,589	51,301	79,695	99,253
	95,157	103,260	190,649	203,218

Operating Income (a):
Electrical and Industrial Products	12,094	9,797	22,606	17,729
Galvanizing Services	12,303	15,478	25,096	28,836
	24,397	25,275	47,702	46,565

General Corporate Expense (b)	4,818	5,551	10,502	10,109
Interest Expense	1,731	1,682	3,418	2,803
Other (Income) Expense, Net (c)	(11)	(108)	(41)	(270)
	6,538	7,125	13,879	12,642

Income Before Income Taxes	$17,859	$18,150	$33,823	$33,923

Total Assets:
Electrical and Industrial Products	$155,532	$157,739	$155,532	$157,739
Galvanizing Services	141,017	150,237	141,017	150,237
Corporate	80,593	21,596	80,593	21,596
	$377,142	$329,572	$377,142	$329,572

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

Warranty Reserve
(Unaudited)
($ In thousands)

Balance at February 29, 2008	$1,732
Warranty costs incurred	(1,454)
Additions charged to income	1,737
Balance at February 28, 2009	2,015
Warranty costs incurred	(1,588)
Additions charged to income	2,089
Balance at August 31, 2009	$2,516

6.	Acquisition.

On July 31, 2009, AZZ acquired substantially all of the assets related to Pilot Galvanizing, Inc. in Poca, West Virginia, and Zinc Partners, LLC in Bristol, Virginia. The acquisition is a part of the stated AZZ strategy to continue the geographic expansion of our served market that should provide a basis for continued growth of the Galvanizing Services Segment of the Company.  AZZ has effectively doubled its network of plants in the last 3 years and continues to seek out additional expansion opportunities.

The Company anticipates that the acquisition will be accretive for earnings per share in the first year of operation, and should add in the range of $6 to $8 million in annualized revenues. The senior operating management team from the acquired business joined AZZ and reports to our regional offices in Cincinnati, Ohio.

Pilot Galvanizing was originally founded in 1987 in Poca, West Virginia and expanded into the Virginia market through its affiliate, Zinc Partners, LLC, with the opening of the Bristol facility in 2001.

On April 1, 2008, AZZ incorporated entered into an Asset Purchase Agreement to acquire substantially all of the assets of AAA Industries, Inc.

The following pro forma information is based on the assumption the acquisition of AAA Industries, Inc. took place on March 1, 2008 for the income statement for the three month and six month period ended August 31, 2009 and 2008.

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008

Net Sales	$95,157,192	$103,259,467	$190,649,193	$207,767,630

Net Income	11,118,900	11,303,641	21,019,060	21,456,592

Earnings Per Common Share:
Basic Earnings Per Share	$0.91	$0.93	$1.72	$1.77
Diluted Earnings Per Share	$0.89	$0.92	$1.69	$1.75

7.	Comprehensive Income.

We consider the Canadian dollar to be the functional currency of Blenkhorn and Sawle (B&S) because it conducts substantially all of its business in Canadian currency.  Canadian assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet date, revenue and expense are translated at weighted average exchange rates and shareholders' equity and intercompany balances are translated at historical exchange rates.  The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included in accumulated other comprehensive income (loss).

Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (SFAS 130), requires the reporting of comprehensive income in addition to net income.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  The Company's comprehensive income includes net income and foreign translation adjustments.  Comprehensive income for the three and six month periods ended August 31, 2009 was $11,083,564 and $22,990,042, respectively.  Comprehensive income was $10,557,941 and $20,680,506 for the three and six month periods ended August 31, 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “intend,” “should,” “may,” “believe,” and terms with similar meanings.  Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control.  Those risks, uncertainties, and other factors could cause the actual results to differ materially from those in the forward-looking statements.  Those risks, uncertainties, and factors include, but are not limited to: the level of customer demand for and response to products and services offered by the Company, including demand by the power generation markets, electrical transmission and distribution markets, the general industrial market, and the hot dip galvanizing markets; prices and raw material cost, including the cost of zinc and natural gas, which are used in the hot dip galvanizing process; changes in economic conditions of the various markets the Company serves, both foreign and domestic; customer requested delays of shipments; acquisition opportunities or lack thereof; currency exchange rates, adequacy of financing; availability of experienced management employees to implement the Company’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; the effects and duration of continuing economic recession in the U.S. and other markets in which we operate; and acts of war or terrorism inside the United States or abroad.  The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

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

Revenues

Our backlog was $139.4 million as of August 31, 2009, a decrease of $35.5 million or 20%, as compared to $174.8 million at February 28, 2009.  Our entire backlog relates to our Electrical and Industrial Products Segment. Our book-to-ship ratio was 0.89 to 1 for the second quarter ended August 31, 2009, as compared to 1.35 to 1 for the same period in the prior year.  Incoming orders for the three and six month periods ended August 31, 2009 decreased 39% and 37%, respectively, over the same periods a year ago. Orders for new and existing projects remain sluggish and we have not seen a decrease in the extended evaluation periods we have witnessed for the past nine months.  We anticipate the slow and selective release of orders continuing into our third quarter.  While it is difficult to forecast timing of order releases in this market, we would anticipate that it will be the first quarter of our fiscal 2011 before we start seeing a rebuilding of our backlog.  Our international quotations are strong and we did secure two significant international orders in the second quarter.  Orders included in the backlog are represented by contracts and purchase orders that we believe to be firm. The following table reflects our bookings and shipments on a quarterly basis for the period ended August 31, 2009, as compared to the same period in the prior fiscal year.

Backlog Table
(In thousands)(Unaudited)

	Period Ended		Period Ended
Backlog	2/28/09	$174,831	2/29/08	$134,876
Bookings		70,719		106,834
Shipments		95,492		99,958
Backlog	5/31/09	$150,058	5/31/08	$141,752
Book to Ship Ratio		.74		1.07
Bookings		84,488		139,084
Acquired Backlog		-		13,244
Shipments		95,157		103,260
Backlog	8/31/09	$139,389	8/31/08	$190,820
Book to Ship Ratio		.89		1.35

The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Six Months Ended
	8/31/2009	8/31/2008	8/31/2009	8/31/2008
	(In thousands)(Unaudited)
Revenue:
Electrical and Industrial Products	$55,568	$51,959	$110,954	$103,965
Galvanizing Services	39,589	51,301	79,695	99,253
Total Revenue	$95,157	$103,260	$190,649	$203,218

For the three and six-month periods ended August 31, 2009, consolidated revenues were $95.2 million and $190.6 million, a 8% and 6% decrease, respectively, as compared to the same periods in fiscal 2009.  The Electrical and Industrial Products Segment contributed 58% of the Company’s revenues, and the Galvanizing Services Segment accounted for the remaining 42% of the combined revenues for both the three and six-month periods ended August 31, 2009.

Revenues for the Electrical and Industrial Products Segment increased $3.6 million or 7% for the three-month period ended August 31, 2009, and increased $7.0 million or 7% for the six-month period ended August 31, 2009, as compared to the same period in fiscal 2009. The increased revenues were generated as a result of increased shipments from the record backlog posted in fiscal 2009.

Revenues in the Galvanizing Services Segment decreased $11.7 million or 23% for the three-month period ended August 31, 2009, as compared to the same period in fiscal 2009 and decreased $19.6 million or 20% for the six-month period ended August 31, 2009, as compared to the same period in fiscal 2009.  Revenues for the three and six-month periods ended August 31, 2009 were negatively impacted by lower demand levels as well as decreased selling prices. The volume of steel produced decreased 17% and 15% for the three and six months periods ended August 31, 2009, respectively, as compared to the same period in the prior year. The average selling price for the three and six month periods ended August 31, 2009, decreased 6% and 5% respectively, as compared to the same periods in the prior year. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended		Six Months Ended
	8/31/2009	8/31/2008	8/31/2009	8/31/2008
	(In thousands)(Unaudited)
Segment Operating Income:
Electrical and Industrial Products	$12,094	$9,797	$22,606	$17,729
Galvanizing Services	12,303	15,478	25,096	28,836
Total Segment Operating Income	$24,397	$25,275	$47,702	$46,565

Our total segment operating income decreased 3.5% for the quarter ended August 31, 2009 to $24.4 million as compared to $25.3 million for the same period in fiscal 2009.  For the six-month period ended August 31, 2009, our total segment operating income increased 2.4% to $47.7 million, as compared to $46.6 million for the same period ended August 31, 2008.

Segment operating income in the Electrical and Industrial Products Segment increased 23% and 28% for the three and six-month periods ended August 31, 2009, to $12.1 million and $22.6 million, respectively, as compared to $9.8 million and $17.7 million, respectively, for the same periods in fiscal 2009. Operating margins were 22% for the three month period and 20% for the six-month periods ended August 31, 2009, as compared to 19% and 17%, respectively, for the comparable periods in fiscal 2009. Increased operating margins were achieved for the three and six month periods from leverage obtained by increased revenues, improved operating efficiencies, and lower material costs of commodities.

In the Galvanizing Services Segment, operating income decreased 21% and 13% for the three and six-month periods ended August 31, 2009, to $12.3 million and $25.1 million, respectively, as compared to $15.5 million and $28.8 million, respectively, for the same periods in fiscal 2009. Operating margins were 31% for both the three and six-month periods ended August 31, 2009, as compared to 30% and 29%, respectively, for the comparable periods in fiscal 2009. The improvement in operating margins resulted from operating efficiencies, primarily in our operations we acquired April 1, 2008, combined with lower cost for zinc and natural gas.

General Corporate Expenses

General corporate expenses, (see Note 4 to consolidated financial statements) not specifically identifiable to a segment, for the three-month period ended August 31, 2009, were $4.8 million compared to $5.6 million for the same period in fiscal 2009.  For the six-month period ended August 31, 2009, general corporate expenses were $10.5 million as compared to $10.1 million for the comparable period last year. As a percentage of sales, general corporate expenses were 5% and 6%, respectively, for the three and six-month periods ended August 31, 2009, as compared to 5% for the same periods in fiscal 2009.

Other (Income) Expense

For the three-month and six-month periods ended August 31, 2009, the amounts in other (income) expense not specifically identifiable with a segment (see Note 4 to consolidated financial statements) were insignificant.

Interest

Net interest expense for the three and six-month periods ended August 31, 2009 increased 3% and 22%, respectively, as compared to the same periods in fiscal 2009 to $1.7 million for the three months and $3.4 million for the six months ended August 31, 2009. Interest expense increased due to higher levels of debt resulting from issuance of $100 million aggregate principal amount of  6.24% unsecured Senior Notes. The Notes were issued on March 31, 2008 and therefore the prior year had one less month of interest expense relating to the Notes than the current year.  We had outstanding long term debt of $100 million as of August 31, 2009 and August 31, 2008.

Income Taxes

The provision for income taxes reflects an effective tax rate of 38% for the three and six month periods ended August 31, 2009, and 38% for the three month period and 37% for the six month period ended August 31, 2008.

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

Our operating activities generated cash flows of approximately $36.9 million for the six-month period ended August 31, 2009, and $12.6 million during the same period in the prior fiscal year.  Cash flow from operations for the six months ended August 31, 2009 included net income in the amount of $21 million, depreciation and amortization in the amount of $8.4 million, and other adjustments to reconcile net income to net cash in the amount of a $2.8 million.  Included in other adjustments were provisions for bad debt, deferred income taxes, gain or loss on the sale of assets and non-cash adjustments. Positive cash flow was recognized due to decreased accounts receivable and inventories in the amount of $4.1 million and $8.2 million, respectively, and increased revenue in excess of billings in the amount of $2.6 million.  These positive cash flow items were offset by prepaid expenses in the amount of $1.9 million and decreased accrued liabilities and accounts payable in the amounts of $6.3 million, and $2.1 million, respectively. The significant decrease in accrued liabilities was due to the payment of the fiscal 2009 profit sharing payment in the amount of $6.1 million. Accounts receivable average days outstanding were 51 days at both August 31, 2009 and February 28, 2009.

Cash used in investing activities during the six months ended August 31, 2009 was approximately $7.5 million related to capital improvements. On July 31, 2009, we completed the acquisitions of Zinc Partners, LLC and Pilot Galvanizing, Inc. for $7 million.

Our working capital was $144.3 million at August 31, 2009, as compared to $102.3 million at August 31, 2008.

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement by and among AZZ, Bank of America, N.A. ("Bank of America") and certain other lenders (including Bank of America) (the “Credit Agreement”), which replaced our Amended and Restated Revolving and Term Credit Agreement dated as of November 1, 2001.  The Credit Agreement provides for a $60 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2011. This is an unsecured revolving credit facility, which we used to refinance outstanding borrowings and is used to provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs. At August 31, 2009, we had no outstanding debt borrowed against the revolving credit facility.  However, we had letters of credit outstanding in the amount of $18.8 million, which left approximately $41.2 million of additional credit available under the revolving credit facility.

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

The Notes provide for various financial covenants which include a) Minimum Consolidated Net Worth - Maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50% of future net income; b) Maximum Ratio of Consolidated Indebtedness to Consolidated EBITDA – Maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00;  c) Fixed Charge Coverage Ratio – Maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Note Purchase Agreement) of at least 2.0:1.0; d) Priority Indebtedness – The Company will not at any time permit aggregate amount of all Priority Indebtedness (as defined in the Note Purchase Agreement) to exceed 10% of Consolidated Net Worth (as defined in the Note Purchase Agreement).  In conjunction with the Note Offering, the Credit Agreement was amended to reflect the same financial covenants as the Notes with the exception of the Fixed Coverage Ratio, which remained at 1.5 to 1.  In addition, the Credit Agreement maintains a maximum expenditure for fixed assets of $20 million per fiscal year. We were in compliance at August 31, 2009 with all of our debt covenants.

Our current ratio (current assets/current liabilities) was 3.67 to 1 at August 31, 2009, as compared to 2.86 to 1 for same the period of the prior year.  Long-term debt as a percentage of shareholders’ equity ratio was .47 to 1 at August 31, 2009.

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

CONTRACTUAL COMMITMENTS

        Leases

We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of August 31, 2009 are summarized in the table below under “Other.”

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

Other

At August 31, 2009, we had outstanding letters of credit in the amount of $18.8 million.  These letters of credit are issued, in lieu of performance and bid bonds, to a portion of our customers to cover any potential warranty costs that the customer might incur.  In addition, as of August 31, 2009, a warranty reserve in the amount of $2.5 million has been established to offset any future warranty claims.

The following summarizes our operating leases, long-term debt and interest expense for the next five years.

Fiscal Year	Operating Leases	Long-Term Debt	Interest on Long- Term Debt	Total
(In thousands) (Unaudited)
2010	$2,034	$0	$3,120	$5,154
2011	4,023	0	6,240	10,263
2012	3,303	0	6,240	9,543
2013	2,655	14,286	5,423	22,364
2014	2,544	14,286	4,531	21,361
Thereafter	13,647	71,428	9,286	94,361
Total	$28,206	$100,000	$34,840	$163,046

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances and form the basis for our conclusions. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition, impairment of long-lived assets, identifiable intangible assets and goodwill, accounting for income taxes, and stock options and stock appreciation rights. Actual results may differ from these estimates under different assumptions or conditions.  The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 of the Notes to Annual Consolidated Financial Statements.

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

Accounting for Income Taxes -  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.  We also reduce deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.  Our judgments and tax strategies are subject to audit by various taxing authorities.

Stock Options and Stock Appreciation Rights - Our employees and directors are periodically granted stock options or Stock Appreciation Rights by the Compensation Committee of the Board of Directors.  We measure the compensation cost of all employee stock-based compensation awards is based on the grant-date fair value of those awards and that cost is recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that closed beginning in 2009, both at the acquisition date and in subsequent periods. In April 2009, the FASB issued Staff Position 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which modifies the accounting and reporting of business combinations. These statements retain the fundamental principles of the purchase method of accounting for business combinations; however, they require several changes in the way the assets and liabilities are recognized in an acquisition. These statements require an acquirer to recognize all the assets acquired and liabilities assumed, excluding contingent consideration, in a transaction at the acquisition-date fair value with limited exceptions.  These statements also require acquisition related costs, including due diligence fees, to be expensed. These statements introduce new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after an acquisition. SFAS 141(R) was applied to our most recent acquisition on July 31, 2009 and did not have a material impact. The effect of the adoption of these statements on the Company’s results of operations and financial condition will depend on the nature and size of the acquisitions that take place after their effective date.

The Company adopted the remaining provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), in January 2009, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material effect on the Company’s results of operations and financial position.

Also in March 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk. The adoption of SFAS 161 did not have an effect on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP expands to interim periods the existing annual requirement to disclose the fair value of financial instruments that are not reflected on the balance sheet at fair value. The FSP will be effective and could potentially require additional disclosures in interim periods after the Company’s fiscal year ending 2010. The Company is evaluating the impact the adoption of this FSP will have on its financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which amends SFAS 157 to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Additionally, FSP FAS 157-4 requires additional disclosures regarding fair value in interim and annual reports. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial statements.

The FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), on May 28, 2009. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 has not had a material effect on the financial reports of the Company. See “Basis of Presentation” above.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in the SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB. The Codification is to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles and it supersedes all existing non-SEC accounting and reporting standards. SFAS 168 also identifies the framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company expects that the adoption of SFAS 168 will not have a material impact on our financial condition, results of operations or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.   Submissions of Matters to a Vote of Secuirty Holders.

Shareholders at the Company’s Annual Meeting on July 14, 2009 (the “Annual Meeting”) reelected three incumbent directors for a three-year term:

Name	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
David H. Dingus	10,662,628	289,100	-	-
Dana L. Perry	10,508,157	433,571	-	-
Daniel E. Berce	10,765,889	185,839	-	-

Other directors continuing in office are Martin C. Bowen, Sam Rosen, Kevern R. Joyce, Dr. H. Kirk Downey, Daniel R. Feehan and Peter A. Hegedus.

In addition the shareholders approved the following proposals at the Annual Meeting:

The proposal to approve an Amendment to AZZ’s Articles of Incorporation to increase the number of shares of AZZ common stock authorized for issuance from 25,000,000 to 50,000,000. There were 8,588,398 votes in favor of the plan, 2,324,788 votes against the plan, 38,542 abstaining and  no broker non-votes and;

The proposal to approve the ratification of BDO Seidman LLP as our independent registered public accounting firm for fiscal 2010. There were 10,570,053 votes in favor, 107,282 votes against, 274,393 abstaining and  no broker non-votes.

Item 5.   Other Information.  None.

Item 6.   Exhibits.

Exhibits Required by Item 601 of Regulation S-K.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 23, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 09/25/09	/s/ Dana Perry
Dana Perry, Senior Vice President for Finance Principal Financial Officer

EXHIBIT  INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).
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

3(4)	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).
3(5)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report Form 8-K filed by the Registrant on November 27, 2007).
3(6)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report Form 8-K filed by the Registrant on April 3, 2009).
3(7)	Articles of Amendment to the Articles of Incorporation of the Registrant dated July 14, 2009. Filed Herewith.
4	Form of Stock Certificate for the Company’s $1.00 par value Common Stock (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant August 31, 2000).
10(1)	Second Amended and Restated Credit Agreement with Bank of America, N.A., dated May 25, 2006 (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the Registrant on May 26, 2006).
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

10(5)	AZZ incorporated Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement for the 2008 Annual Shareholders Meeting).
10(6)	AZZ incorporated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement for the 2008 Annual Shareholders Meeting).
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

10(11)
2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated (incorporated by reference to Exhibit 10(27) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(12)
AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Directors (incorporated by reference to Exhibit 10(53) to the quarterly report Form 10-Q filed by the Registrant for the quarter ended August 31, 2004).

10(13)
AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Key Employees (incorporated by reference to Exhibit 10(54) to the quarterly report Form 10-Q filed by the Registrant for the quarter ended August 31, 2004).

10(14)	AZZ incorporated 2005 Independent Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Registrant on July 14, 2005).
31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 25, 2009. Field Herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 25, 2009. Filed Herewith.
32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 25, 2009. Filed Herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 25, 2009. Filed Herewith.