Form 10-Q
period 2010-01-08
AZZ INC
filed 2010-01-08
CIK 8947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at November 30, 2009:
Common Stock, $1.00 par value per share	12,356,522

AZZ incorporated

PART I. FINANCIAL INFORMATION
Item 1.                 Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
	11/30/09	02/28/09
Assets	(Unaudited)

Current Assets
Cash And Cash Equivalents	$98,433,494	$47,557,711
Accounts Receivable	50,254,637	65,663,982
Allowance for Doubtful Accounts	(845,000)	(900,000)
Inventories
Raw Material	23,531,627	27,274,833
Work-In-Process	16,096,582	23,037,364
Finished Goods	5,343,387	3,463,603
Costs And Estimated Earnings In Excess Of Billings On Uncompleted Contracts	6,955,941	11,328,287
Deferred Income Taxes	5,480,691	3,588,267
Prepaid Expenses And Other	1,947,910	1,009,477

Total Current Assets	207,199,269	182,023,524

Property, Plant And Equipment, Net	89,686,130	87,666,693
Goodwill	69,367,928	66,157,000
Intangibles and Other Assets	18,169,912	18,868,230

	$384,423,239	$354,715,447
Liabilities And Shareholders' Equity

Current Liabilities:
Accounts Payable	$15,149,292	$17,853,171
Income Tax Payable	370,134	259,734
Accrued Salaries And Wages	4,894,823	5,509,197
Other Accrued Liabilities	15,862,211	18,363,073
Customer Advance Payment	12,245,025	13,632,734
Billings In Excess Of Costs And Estimated Earnings On Uncompleted Contracts	2,514,295	2,753,532

Total Current Liabilities	51,035,780	58,371,441

Long-Term Debt	100,000,000	100,000,000
Deferred Income Taxes	10,639,928	9,232,302

Shareholders' Equity:
Common Stock, $1 Par Value, Shares Authorized, 50,000,000
Shares Issued 12,609,160	12,609,160	12,609,160
Capital In Excess Of Par Value	20,605,664	18,241,664
Retained Earnings	191,517,131	161,755,340
Accumulated Other Comprehensive Loss	(736,660)	(3,198,159)
Less Common Stock Held In Treasury, At Cost (252,638 And 464,944 Shares At November 30, 2009 And February 28, 2009, Respectively)	(1,247,764)	(2,296,301)

Total Shareholders' Equity	222,747,531	187,111,704

	$384,423,239	$354,715,447

PART I. FINANCIAL INFORMATION
Item 1.                 Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	11/30/09	11/30/08	11/30/09	11/30/08
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Net Sales	$81,518,198	$108,860,233	$272,167,391	$312,077,957

Costs And Expenses
Cost Of Sales	55,804,749	79,372,838	186,151,862	226,844,620
Selling, General and Administrative	10,238,451	11,316,621	33,751,428	32,545,198
Interest Expense	1,728,621	1,681,641	5,146,184	4,484,091
Net (Gain) Loss On Sale of Property, Plant and Equipment, and Insurance Proceeds	(47,688)	9,351	(118,171)	(1,135,868)
Other Income	(82,108)	(314,904)	(463,439)	(1,378,144)
	67,642,025	92,065,547	224,467,864	261,359,897

Income Before Income Taxes	13,876,173	16,794,686	47,699,527	50,718,060
Income Tax Expense	5,133,442	5,981,668	17,937,736	18,478,836

Net Income	$8,742,731	$10,813,018	$29,761,791	$32,239,224

Earnings Per Common Share
Basic Earnings Per Share	$0.71	$0.89	$2.43	$2.66

Diluted Earnings Per Share	$0.70	$0.88	$2.39	$2.62

PART I. FINANCIAL INFORMATION
Item 1.                 Financial Statements.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	NINE MONTHS ENDED
	11/30/09	11/30/08
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$29,761,791	$32,239,224

Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities:
Provision For Doubtful Accounts	65,932	360,604
Amortization And Depreciation	12,985,567	10,558,716
Deferred Income Tax Expense	(464,849)	3,778,372
Net Gain On Sale Or Insurance Settlement Of Property, Plant & Equipment	(118,171)	(1,135,868)
Amortization of Deferred Borrowing Costs	229,046	204,728
Share-Based Compensation Expense	2,060,335	1,597,901

Effects Of Changes In Assets & Liabilities:

Accounts Receivable	16,809,276	(23,322,405)
Inventories	9,809,027	(3,066,270)
Prepaid Expenses And Other	(923,974)	(448,842)
Other Assets	21,064	(94,926)
Net Change In Billings Related To Costs And Estimated Earnings On Uncompleted Contracts	4,133,108	(5,528,544)
Accounts Payable	(2,766,720)	2,793,946
Other Accrued Liabilities And Income Taxes	(6,105,709)	3,444,266

Net Cash Provided By Operating Activities	65,495,723	21,380,902

Cash Flows From Investing Activities:
Proceeds From Sale Or Insurance Settlement Of Property, Plant, And Equipment	410,445	2,489,414
Purchase Of Property, Plant And Equipment	(10,226,133)	(14,631,353)
Acquisition Of Subsidiaries, Net Of Cash Acquired	(6,899,561)	(95,450,673)

Net Cash Used In Investing Activities	(16,715,249)	(107,592,612)

Cash Flows From Financing Activities:
Proceeds From Exercise Of Stock Options and Stock Appreciation Rights	466,117	31,242
Tax Benefits From Exercise of Stock Options and Stock Appreciation Rights	1,677,418	72,453
Proceeds From Long-Term Debt	-	98,000,000

Net Cash Provided By Financing Activities	2,143,535	98,103,695

Effect Of Exchange Rate Changes On Cash	(48,226)	(210,935)

Net Increase In Cash & Cash Equivalents	50,875,783	11,681,050

Cash & Cash Equivalents At Beginning Of Period	47,557,711	2,226,941

Cash & Cash Equivalents At End Of Period	$98,433,494	$13,907,991

Supplemental Disclosures
Cash Paid For Interest	$6,477,139	$3,273,333

Cash Paid For Income Taxes	$15,952,943	$15,526,438

AZZ incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

1.	Basis of presentation.

These interim unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2009, included in the Company’s Annual Report on Form 10-K covering such period.  For purposes of this report, “AZZ”, the “Company”, “we”, “our”, “us” or similar reference means AZZ incorporated and our consolidated subsidiaries.

Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends.  For example, the fiscal year that ended February 28, 2009 is referred to as fiscal 2009.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of November 30, 2009, and the results of its operations for the three-month and nine-month periods ended November 30, 2009 and 2008, respectively, and cash flows for the nine-month periods ended November 30, 2009 and 2008.  Operating results for the three and nine months ending November 30, 2009, are not necessarily indicative of the results that may be expected for the year ending February 28, 2010.

In May 2009 the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) 855-10 (formerly Statement of Financial Accounting Standards (SFAS) No. 165), “Subsequent Events,” which established general accounting standards and disclosure for subsequent events.  We adopted ASC 855-10 during the second quarter of fiscal 2010.  In accordance with ASC 855-10, we have evaluated subsequent events through the date and time these financial statements were issued on January 8, 2010.

2.	Earnings per share.

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended November 30,		Nine months ended November 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands except share and per share data)
Numerator: Net income for basic and diluted earnings per common share	$8,743	$10,813	$29,762	$32,239
Denominator: Denominator for basic earnings per common share –weighted average shares	12,333,472	12,144,216	12,258,716	12,138,797
Effect of dilutive securities: Employee and Director stock awards	187,762	150,776	210,026	170,997
Denominator for diluted earnings per common share	12,521,234	12,294,992	12,468,742	12,309,794

Earnings per share basic and diluted:
Basic earnings per common share	$.71	$.89	$2.43	$2.66
Diluted earnings per common share	$.70	$.88	$2.39	$2.62

3.           Stock-based Compensation.

During fiscal 2006, the Company adopted the AZZ incorporated 2005 Long-Term Incentive Plan (“2005 Plan”). The purpose of the 2005 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees and directors restricted stock, performance awards, stock appreciation rights (“SARs” or “Stock Appreciation Rights”) and options to purchase Common Stock of the Company. The 2005 Plan was amended on July 8, 2008. The maximum number of shares that may be issued under the 2005 Plan is 1 million shares.

On June 1, 2006, 234,160 SARs were issued under the 2005 Plan with an exercise price of $11.55. As of November 30, 2009, all of these SARs were vested and exercised.  These awards qualified for equity treatment. The weighted average fair value of SARs granted on June 1, 2006 was determined to be $2.915 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 27.81% and expected life of 3 years.  Compensation expenses related to the June 1, 2006 grants of $19,000 and $101,000 were recognized during the nine month periods ended November 30, 2009 and 2008, respectively.  As of November 30, 2009, we had no unrecognized cost related to the June 1, 2006 SAR grants.

On March 1, 2007, 147,740 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $19.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the 2005 Plan are met and qualify for equity treatment. The weighted average fair value of SARs granted on March 1, 2007, was determined to be $5.535 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 29.52% and expected life of 3 years.  As of November 30, 2009, 129,780 SARs were outstanding due to the accelerated vesting of 17,960 SARs as a result of the retirement of two directors and three employees. Compensation expense related to the March 1, 2007 grants of $78,000 and $167,000 were recognized during the nine month periods ended November 30, 2009 and 2008, respectively.   As of November 30, 2009, we had unrecognized cost of $26,000 related to the March 1, 2007 SAR grants.

On March 1, 2008, 129,800 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $35.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the 2005 Plan are met and qualify for equity treatment under SFAS 123R. The weighted average fair value of SARs awarded on March 1, 2008, was determined to be $11.80 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 41.81% and expected life of 3 years. As of November 30, 2009, 121,170 SARs were outstanding due to the forfeiture of 6,740 SARs and the exercise of 1,890 SARs due to the accelerated vesting of a retired employee.  Compensation expense related to the March 1, 2008 grants of $169,000 and $989,000 were recognized during the nine month periods ended November 30, 2009 and 2008 respectively. As of November 30, 2009, we had unrecognized cost of $281,000 related to the March 1, 2008 SAR grants.

On September 1, 2008, we implemented the AZZ incorporated Employee Stock Purchase Plan (the “Plan”). The purpose of the Plan is to allow employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under the Plan have a duration of 24 months. On the first day of an offering period (the “Enrollment Date”), the participant is granted the option to purchase shares on each exercise date during the offering period up to 10% of the participant’s compensation at the lower of 85% of the fair market value of a share of stock on the Enrollment Date or 85% of the fair market value of a share of stock on the exercise date.  The participant’s right to purchase stock in the Plan is restricted to no more than $25,000 per calendar year.  Participants may terminate their interest in a given offering, or a given exercise period, by withdrawing all, but not less than all, of the accumulated payroll deductions of the account at any time prior to the end of the offering period.  We estimate the shares to be issued on the first enrollment to be 36,100 shares after estimated forfeitures. The weighted average fair value of these shares was determined to be $14.69 based on the following assumptions:  risk-free interest rate of 2%, dividend yield of 0.0%, expected volatility of 50.40% and expected life of 2 years.  Compensation expenses in the amount of $199,000 and $37,000 were recognized during the nine month period ended November 30, 2009, and 2008 respectively.  As of November 30, 2009, we had unrecognized cost of $199,000 related to the Plan. In accordance with the Plan, 20,822 and 9,097 shares were issued on March 1, 2009 and September 1, 2009, respectively, to the enrolled employees.  On March 1, 2009, the date of the second offering, the estimated shares to be issued were 14,019 after estimated forfeitures. The weighted average fair value of these shares was determined to be $7.33 based on the following assumptions:  risk-free interest rate of 3%, dividend yield of 0.0%, expected volatility of 50.40% and expected life of 2 years. Compensation expense in the amount of $39,000 was recognized during the nine month period ended November 30, 2009. In accordance with the Plan, 5,943 shares were issue on September 1, 2009.  As of November 30, 2009, we had unrecognized costs of $64,000 related to the second issue of the Plan.  On September 1, 2009, the date of the third offering, the estimated shares to be issued were 3,523 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.31 based on the following assumptions:  risk-free interest rate of 3.25%, dividend yield of 0.0%, expected volatility of 54.52% and expected life of 2 years.  Compensation expense in the amount of $7,000 was recognized during the nine month period ended November 30, 2009. As of November 30, 2009, we had unrecognized costs of $47,000 related to the third issue of the Plan.

On March 1, 2009, 31,666 shares of Restricted Stock were issued to our key employees under the 2005 Plan. The Restricted Stock awards have a three year cliff vesting schedule, but may vest early under accelerated vesting provisions in the 2005 Plan. The market value of a share of our stock was $18.12 on the date of grant. Compensation expense in the amount of $400,000 was recognized during the nine month period ended November 30, 2009. The amount of unrecognized cost at November 30, 2009 was $174,000.

On March 2, 2009, 163,233 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $18.12. These Stock Appreciation Rights have a three year vesting schedule, but may vest early if accelerated vesting provisions in the 2005 Plan are met and qualify for equity treatment. The weighted average fair value of SARs awarded on March 1, 2009, was determined to be $8.08 based on the following assumptions: risk-free interest rate of 3%, dividend yield of 0.0%, expected volatility of 46.89% and expected life of 5 years.  Compensation expense in the amount of $917,000 was recognized during the nine month period ended November 30, 2009.  As of November 30, 2009, we had unrecognized cost of $402,000 related to the March 1, 2009 SAR grants.

4.	Segments.

We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 28, 2009.  Information regarding operations and assets by segment is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
	(Unaudited)
	($ In thousands)
Net Sales:
Electrical and Industrial Products	$43,622	$61,960	$154,576	$165,925
Galvanizing Services	37,896	46,900	117,591	146,153
	81,518	108,860	272,167	312,078

Operating Income (a):
Electrical and Industrial Products	9,109	10,411	31,715	28,140
Galvanizing Services	10,537	13,125	35,634	41,961
	19,646	23,536	67,349	70,101

General Corporate Expense (b)	4,033	5,183	14,535	15,292
Interest Expense	1,728	1,681	5,146	4,484
Other (Income) Expense, Net (c)	9	(123)	(32)	(393)
	5,770	6,741	19,649	19,383

Income Before Income Taxes	$13,876	$16,795	$47,700	$50,718

Total Assets:
Electrical and Industrial Products	$133,724	$170,861	$133,724	$170,861
Galvanizing Services	139,255	144,785	139,255	144,785
Corporate	111,444	21,637	111,444	21,637
	$384,423	$337,283	$384,423	$337,283

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

Warranty Reserve
(Unaudited)
($ In thousands)

Balance at February 29, 2008	$1,732
Warranty costs incurred	(1,454)
Additions charged to income	1,737
Balance at February 28, 2009	2,015
Warranty costs incurred	(1,898)
Additions charged to income	2,667
Balance at November 30, 2009	$2,784

6.	Acquisition.

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

The following pro forma information is based on the assumption the acquisition of AAA Industries, Inc. took place on March 1, 2008 for the income statement for the three month and nine month periods ended November 30, 2009 and 2008.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
		(Unaudited, $ in Thousands)
Net Sales	$81,518	$108,860	$272,167	$316,628

Net Income	$8,743	$10,813	$29,762	$32,270

Earnings Per Common Share:
Basic Earnings Per Share	$.71	$0.89	$2.43	$2.66
Diluted Earnings Per Share	$.70	$0.88	$2.39	$2.62

7.	Comprehensive Income.

We consider the Canadian dollar to be the functional currency of our Canadian subsidiary, Blenkhorn and Sawle (B&S), because it conducts substantially all of its business in Canadian currency.  Canadian assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet date, revenue and expense are translated at weighted average exchange rates and shareholders' equity and intercompany balances are translated at historical exchange rates.  The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included in accumulated other comprehensive income (loss).

Generally accepted accounting principles require the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  The Company's comprehensive income includes net income and foreign currency translation adjustments.  Comprehensive income for the three and nine month periods ended November 30, 2009 was $9,233,247 and $32,223,289, respectively.  Comprehensive income was $8,727,560 and $29,408,066 for the three and nine month periods ended November 30, 2008.

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

Revenues

Our backlog was $131.8 million as of November 30, 2009, a decrease of $43.0 million or 25%, as compared to $174.8 million at February 28, 2009.  Our entire backlog relates to our Electrical and Industrial Products Segment. Our book-to-ship ratio was .91 to 1 for the third quarter ended November 30, 2009, as compared to 1.04 to 1 for the same period in the prior year.  Incoming orders for the three and nine month periods ended November 30, 2009 decreased 35% and 36%, respectively, over the same periods a year ago. Orders for new and existing projects remained sluggish, particularly for the domestic market.  Many of our customers continue to delay the start of new capital projects or to complete those projects in progress.  We believe these delays have resulted from reduced demand for energy, uncertainty in the economy and financial markets, as well as uncertainty related to potential regulatory changes and the resulting impact on our customers’ businesses.  Growth in demand for our products is expected to continue over the long-term.  Infrastructure investments related to petrochemical, power generation, power transmission and distribution, bridge and highway, aging of all municipal and public services, as well as the need to address environmental concerns, should lead to business opportunities.  International opportunities, while reduced, have not been as severely impacted as domestic opportunities.  Competition has increased on international opportunities. The timing of these future projects is difficult to predict.   Orders included in the backlog are represented by contracts and purchase orders that we believe to be firm. The following table reflects our bookings and shipments on a quarterly basis for the period ended November 30, 2009, as compared to the same period in the prior fiscal year.

Backlog Table
(In thousands)(Unaudited)

	Period Ended		Period Ended
Backlog	2/28/09	$174,831	2/29/08	$134,876
Bookings		70,719		106,834
Shipments		95,492		99,958
Backlog	5/31/09	$150,058	5/31/08	$141,752
Book to Ship Ratio		.74		1.07
Bookings		84,458		139,084
Acquired Backlog		-		13,244
Shipments		95,157		103,260
Backlog	8/31/09	$139,359	8/31/08	$190,820
Book to Ship Ratio		.89		1.35
Bookings		73,993		113,280
Shipments		81,518		108,860
Backlog	11/30/09	$131,834	11/30/08	$195,240
Book to Ship Ratio		.91		1.04

The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Nine Months Ended
	11/30/2009	11/30/2008	11/30/2009	11/30/2008
	(In thousands)(Unaudited)
Revenue:
Electrical and Industrial Products	$43,622	$61,960	$154,576	$165,925
Galvanizing Services	37,896	46,900	117,591	146,153
Total Revenue	$81,518	$108,860	$272,167	$312,078

For the three and nine-month periods ended November 30, 2009, consolidated revenues were $81.5 million and $272.2 million, a 25% and 13% decrease, respectively, as compared to the same periods in fiscal 2009.  The Electrical and Industrial Products Segment contributed 54% and 57% of the Company’s revenues, respectively, and the Galvanizing Services Segment accounted for the remaining 46% and 43% of the combined revenues, respectively, for the three and nine-month periods ended November 30, 2009.

Revenues for the Electrical and Industrial Products Segment decreased $18.3 million, or 30%, for the three-month period ended November 30, 2009, and decreased $11.3 million, or 7%, for the nine-month period ended November 30, 2009, as compared to the same periods in fiscal 2009. The decreased revenues for the three month and nine month periods ended November 30, 2009, were the result of lower order intake for the first and second quarter of the current fiscal year as compared to the same periods last year.

Revenues in the Galvanizing Services Segment decreased $9.0 million, or 19%, for the three-month period ended November 30, 2009, as compared to the same period in fiscal 2009 and decreased $28.6 million, or 20%, for the nine-month period ended November 30, 2009, as compared to the same periods in fiscal 2009.  Revenues for the three and nine-month periods ended November 30, 2009, were negatively impacted by lower demand levels as well as decreased selling prices. The volume of steel processed decreased 11% and 13% for the three and nine months periods ended November 30, 2009, respectively, as compared to the same periods in the prior year. The average selling price for the three and nine month periods ended November 30, 2009, decreased 9% and 6% respectively, as compared to the same periods in the prior year. Historically, revenues for this segment have closely followed the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended		Nine Months Ended
	11/30/2009	11/30/2008	11/30/2009	11/30/2008
	(In thousands)(Unaudited)
Segment Operating Income:
Electrical and Industrial Products	$9,109	$10,411	$31,715	$28,140
Galvanizing Services	10,537	13,125	35,634	41,961
Total Segment Operating Income	$19,646	$23,536	$67,349	$70,101

Our total segment operating income decreased 17% for the quarter ended November 30, 2009 to $19.6 million as compared to $23.5 million for the same period in fiscal 2009.  For the nine-month period ended November 30, 2009, our total segment operating income decreased 4% to $67.3 million, as compared to $70.1 million for the same period ended November 30, 2008.

Segment operating income in the Electrical and Industrial Products Segment decreased 13% and increased 13% for the three and nine-month periods ended November 30, 2009, to $9.1 million and $31.7 million, respectively, as compared to $10.4 million and $28.1 million, respectively, for the same periods in fiscal 2009. Operating margins were 21% for the three and nine-month periods ended November 30, 2009, as compared to 17% for both the comparable periods in fiscal 2009. Increased operating margins were achieved for the three and nine month period ended November 30, 2009 from leverage obtained by favorable pricing, and lower material costs of commodities.

In the Galvanizing Services Segment, operating income decreased 20% and 15% for the three and nine-month periods ended November 30, 2009, to $10.5 million and $35.6 million, respectively, as compared to $13.1 million and $42.0 million, respectively, for the same periods in fiscal 2009. Operating margins were 28% and 30%, respectively, for the three and nine-month periods ended November 30, 2009, as compared to 28% and 29%, respectively, for the comparable periods in fiscal 2009.

General Corporate Expenses

General corporate expenses, (see Note 4 to consolidated financial statements) not specifically identifiable to a segment, for the three-month period ended November 30, 2009, were $4.0 million compared to $5.2 million for the same period in fiscal 2009.  For the nine-month period ended November 30, 2009, general corporate expenses were $14.5 million as compared to $15.3 million for the comparable period last year. As a percentage of sales, general corporate expenses were 5% and 5%, respectively, for the three and nine-month periods ended November 30, 2009, as compared to 5% for the same periods in fiscal 2009.

Other (Income) Expense

For the three-month and nine-month periods ended November 30, 2009, the amounts in other (income) expense not specifically identifiable with a segment (see Note 4 to consolidated financial statements) were insignificant.

Interest

Net interest expense for the three and nine-month periods ended November 30, 2009 increased 3% and 15%, respectively, as compared to the same periods in fiscal 2009 to $1.7 million for the three months and $5.2 million for the nine months ended November 30, 2009. Interest expense increased for the nine month period due to higher levels of debt resulting from issuance of $100 million aggregate principal amount of  6.24% unsecured Senior Notes. The Notes were issued on March 31, 2008 and therefore the prior year had one less month of interest expense relating to the Notes than the current year.  We had outstanding long term debt of $100 million as of November 30, 2009 and November 30, 2008.  Our long-term debt to equity ratio was .45 to 1 as of November 30, 2009, as compared to .56 to 1 in the same period in fiscal 2009.

Income Taxes

The provision for income taxes reflects an effective tax rate of 37% and 38% for the three and nine month periods ended November 30, 2009, respectively, and 36% for both the three and nine-month periods ended November 30, 2008.

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

Our operating activities generated cash flows of approximately $65.5 million for the nine-month period ended November 30, 2009, and $21.4 million during the same period in the prior fiscal year.  Cash flow from operations for the nine months ended November 30, 2009 included net income in the amount of $29.8 million, depreciation and amortization in the amount of $13.0 million, and other adjustments to reconcile net income to net cash in the amount of a $1.8 million.  Included in other adjustments were provisions for bad debt, deferred income taxes, gain or loss on the sale of assets and non-cash adjustments. Positive cash flow was recognized due to decreased accounts receivable, inventories and revenues in excess of billings of $16.8 million, $9.8 million, and $4.1 million, respectively.  These positive cash flow items were offset by decreased accounts payable and other accrued liabilities in the amounts of $2.8 million, and $6.1 million, respectively, and an increase in prepaid expenses of $.9 million. The significant decrease in accrued liabilities was due to the payment of the fiscal 2009 profit sharing payment in the amount of $6.1 million. Accounts receivable average days outstanding were 52 days and 51 days, respectively, as of November 30, 2009 and February 28, 2009.

Cash used in investing activities during the nine months ended November 30, 2009, was approximately $10.2 million related to capital improvements. On July 31, 2009, we completed the acquisitions of Zinc Partners, LLC and Pilot Galvanizing, Inc. for $6.9 million.

Our working capital was $156.2 million at November 30, 2009, as compared to $123.7 million at November 30, 2008.

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement by and among AZZ, Bank of America, N.A. ("Bank of America") and certain other lenders (including Bank of America) (the “Credit Agreement”), which replaced our Amended and Restated Revolving and Term Credit Agreement dated as of November 1, 2001.  The Credit Agreement provides for a $60 million revolving line of credit with one lender, Bank of America, maturing on May 25, 2011. This is an unsecured revolving credit facility, which we used to refinance outstanding borrowings and is used to provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs. At November 30, 2009, we had no outstanding debt borrowed against the revolving credit facility.  However, we had letters of credit outstanding in the amount of $17.2 million, which left approximately $42.8 million of additional credit available under the revolving credit facility.

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

The Notes provide for various financial covenants which include a) Minimum Consolidated Net Worth - Maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50% of future net income; b) Maximum Ratio of Consolidated Indebtedness to Consolidated EBITDA – Maintain a ratio of indebtedness to EBITDA (as defined in the Note Purchase Agreement) not to exceed 3.25:1.00;  c) Fixed Charge Coverage Ratio – Maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Note Purchase Agreement) of at least 2.0:1.0; d) Priority Indebtedness – The Company will not at any time permit the aggregate amount of all Priority Indebtedness (as defined in the Note Purchase Agreement) to exceed 10% of Consolidated Net Worth (as defined in the Note Purchase Agreement).  In conjunction with the Note Offering, the Credit Agreement was amended to reflect the same financial covenants as the Notes with the exception of the Fixed Coverage Ratio, which remained at 1.5 to 1.  In addition, the Credit Agreement maintains a maximum expenditure for fixed assets of $20 million per fiscal year. We were in compliance at November 30, 2009, with all of our debt covenants.

Our current ratio (current assets/current liabilities) was 4.06 to 1 at November 30, 2009, as compared to 3.14 to 1 at November 30, 2008.  Our long-term debt as a percentage of shareholders’ equity ratio was .45 to 1 at November 30, 2009.

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

CONTRACTUAL COMMITMENTS

        Leases

We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of November 30, 2009, are summarized in the table below under “Summary of Commitments.”

             Commodity pricing

In the Electrical and Industrial Products Segment, we have exposure to commodity pricing for copper, aluminum and steel. Because the Electrical and Industrial Products Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses in customer contracts, although during continuing difficult market conditions these escalation clauses may not be obtainable.

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

Other

At November 30, 2009, we had outstanding letters of credit in the amount of $17.2 million.  These letters of credit are issued, in lieu of performance and bid bonds, to a portion of our customers to cover any potential warranty costs that the customer might incur.  In addition, as of November 30, 2009, a warranty reserve in the amount of $2.8 million has been established to offset any future warranty claims.

Summary of Commitments

The following summarizes our operating leases, long-term debt and interest expense for the next five years.

Fiscal Year	Operating Leases	Long-Term Debt	Interest on Long- Term Debt	Total
(In thousands) (Unaudited)
2010	$791	$-	$-	$791
2011	3,972	-	6,240	10,212
2012	3,318	-	6,240	9,558
2013	2,869	14,286	5,794	22,949
2014	2,568	14,286	4,903	21,757
Thereafter	13,647	71,428	11,143	96,218
Total	$27,165	$100,000	$34,320	$161,485

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

Impairment of Long-Lived Assets, Identifiable Intangible Assets and Goodwill - We record impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment losses on long-lived assets are measured based on the excess of the carrying amount over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. A significant change in events, circumstances or projected cash flows could result in an impairment of long-lived assets, including identifiable intangible assets. An annual impairment test of goodwill is performed in the fourth quarter of each fiscal year.  The test is performed based upon the December balance sheet for the current fiscal year. The test is calculated using the anticipated future cash flows after tax from our operating segments. Based on the present value of the future cash flows, we will determine whether impairment may exist.  A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs; and availability of experienced labor and management to implement our growth strategies.

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

Stock Options and Stock Appreciation Rights - Our employees and directors are periodically granted stock options or Stock Appreciation Rights by the Compensation Committee of the Board of Directors.  We measure the compensation cost of all employee stock-based compensation awards based on the grant-date fair value of those awards and that cost is recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2009, the Company adopted ASC 805-10 (formerly SFAS 141R), “Business Combinations” , which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that closed beginning in 2009, both at the acquisition date and in subsequent periods. In April 2009, the FASB amended the guidance to clarify the accounting for assets acquired and liabilities assumed arising from contingencies.  The new guidance retains the fundamental principles of the purchase method of accounting for business combinations; however, they require several changes in the way the assets and liabilities are recognized in an acquisition. All assets acquired and liabilities assumed, excluding contingent consideration, are recognized at the acquisition-date fair value with limited exceptions.  Acquisition related costs, including due diligence fees, are required to be expensed. New accounting concepts and valuation complexities are introduced and many of the changes have the potential to generate greater earnings volatility after an acquisition. We applied the new accounting requirements to our most recent acquisition on July 31, 2009 and the impact for that acquisition was not material. The effect of the new requirements on the Company’s results of operations and financial condition will depend on the nature and size of future acquisitions.

The Company adopted the pending provisions of ASC 820 (formerly SFAS No. 157), “Fair Value Measurements”, in March 2009. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of ASC 820 did not have a material effect on the Company’s results of operations and financial position.

Also in March 2009, the Company adopted the amendments to ASC 815 which require, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. In addition the amendment requires expanded disclosure of contingencies included in derivative instruments related to credit risk. The adoption of this new guidance did not have an effect on the Company’s financial statements.

In April 2009, the FASB issued new accounting guidance ASC 820-10-50 (formerly FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) that expands to interim periods the existing annual requirement to disclose the fair value of financial instruments that are not reflected on the balance sheet at fair value. The new guidance could potentially require additional disclosures in interim periods after the Company’s fiscal year ending 2010. The Company does not expect that this new guidance will have an impact on its financial statements.

In April 2009, the FASB issued ASC 820-10-65, (formerly FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). ASC 820-10-65 provides additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  The new guidance requires additional disclosures regarding fair value in interim and annual reports. It is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In May 2009 the FASB issued ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of this new guidance has not had a material effect on the financial reports of the Company. See “Basis of Presentation” above.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification is the new source of authoritative U.S. generally accepted accounting principles (“GAAP”) and is effective for financial statements issued for periods ending after September 15, 2009. The Codification reorganizes current GAAP into a topical format that eliminates the previous GAAP hierarchy.  The codification superseded all existing non-SEC accounting and reporting standards.  The Company adopted this new standard effective September 15, 2009, and it did not have a material impact on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk affecting our operations results primarily from changes in interest rates and commodity prices. We have only limited involvement with derivative financial instruments and are not a party to any leveraged derivatives.

In the Electrical and Industrial Products Segment, we have exposure to commodity pricing for copper, aluminum, and steel.  Increases in price for these items are normally managed through escalation clauses in our customer’s contracts, although during continuing difficult market conditions customers may resist these escalation clauses.  We manage our exposures to commodity prices, primarily zinc used in our Galvanizing Services Segment, by utilizing agreements with zinc suppliers that include protective caps and fixed contracts to guard against escalating commodity prices.  We believe these agreements ensure adequate supplies and partially offset exposure to commodity price swings.

The Company has exposure to foreign currency exchange related to our Canadian operations.

We do not believe that a hypothetical change of 10% of the interest rate currently in effect or a change of 10% of commodity prices would have a significantly adverse effect on our results of operations, financial position, or cash flows as long as we are able to pass along the increases in commodity prices to our customers. To date, we have been successful in passing along the rising cost of commodities without an adverse effect on our results of operations. However, there can be no assurance that either we can pass along all increases to our customers or that interest rates or commodity prices will not change in excess of the 10% hypothetical amount. If either event occurs, it could have an adverse effect on our results of operations, financial position, and cash flows.

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

AZZ incorporated
(Registrant)

Date: 01/08/10	/s/ Dana Perry
Dana Perry, Senior Vice President for Finance Principal Financial Officer

EXHIBIT  INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).
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

3(4)	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended November 30, 2000).
3(5)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report Form 8-K filed by the Registrant on November 27, 2007).
3(6)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report Form 8-K filed by the Registrant on April 3, 2009).
3(7)	Articles of Amendment to the Articles of Incorporation of the Registrant dated July 14, 2009. Filed Herewith.
4	Form of Stock Certificate for the Company’s $1.00 par value Common Stock (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant November 30, 2000).
10(1)	Second Amended and Restated Credit Agreement with Bank of America, N.A., dated May 25, 2006 (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the Registrant on May 26, 2006).
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

10(11)
2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated (incorporated by reference to Exhibit 10(27) to the Quarterly Report Form 10-Q filed by the Registrant for the quarter ended November 30, 2002).

10(12)
AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Directors (incorporated by reference to Exhibit 10(53) to the Quarterly Report Form 10-Q filed by the Registrant for the quarter ended November 30, 2004).

10(13)
AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Key Employees (incorporated by reference to Exhibit 10(54) to the Quarterly Report Form 10-Q filed by the Registrant for the quarter ended November 30, 2004).

10(14)	AZZ incorporated 2005 Independent Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on July 14, 2005).
31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 8, 2010. Filed Herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 8, 2010. Filed Herewith.
32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 8, 2010. Filed Herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 8, 2010. Filed Herewith.