Form 10-K
AZZ INC
filed 2010-05-12
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Sec.232.405 of this chapter)
Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of August 31, 2009 (the last business day of its most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $406,284,215 based on the closing sale price of $34.42 per share as reported on the New York Stock Exchange (For purposes of determining the above stated amount, only the directors, executive officers and 10% or greater shareholders of the registrant have been deemed affiliates; however, this does not represent a conclusion by the registrant that any or all such persons are affiliates of the registrant).

As of April 30, 2010, there were 12,422,109 shares of the registrant’s common Stock ($1.00 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held July 13,2010 (Proxy Statement)	Part III

AZZ incorporated

YEAR ENDED FEBRUARY 28, 2010

Forward Looking Statements

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “intend,” “should,” “may,” “believe,” and terms with similar meanings.  Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control.  Those risks, uncertainties, and other factors could cause the actual results to differ materially from those in the forward-looking statements.  Those risks, uncertainties, and factors include, but are not limited to: the level of customer demand for and response to products and services offered by the Company, including demand by the power generation markets, electrical transmission and distribution markets, the general industrial market, and the hot dip galvanizing markets; prices and raw material cost, including the cost of zinc and natural gas, which are used in the hot dip galvanizing process; changes in economic conditions of the various markets the Company serves, both foreign and domestic; customer requested delays of shipments; acquisition opportunities or lack thereof; currency exchange rates, adequacy of financing; availability of experienced management employees to implement the Company’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; the effects and duration of continuing economic recession in the U.S. and other markets in which we operate; and acts of war or terrorism inside the United States or abroad.  The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.  You are urged to consider these factors carefully in evaluating the forward-looking statements herein and are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by this cautionary statement. These statements are based on information as of the date of this Current Report on Form 10-K and AZZ assumes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Copper, aluminum and steel are the primary raw materials used by this segment. All of these raw materials are currently readily available.  Because the Electrical and Industrial Products Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses to the customer's contracts, although during difficult market conditions the customer may resist these escalation clauses.
We sell this segment's products through manufacturers' representatives, distributors, agents and our internal sales force.  We are not dependent on any single customer for this segment, and the loss of any single customer would not have a material adverse effect on our consolidated revenues or net income.

Backlog of orders for the Electrical and Industrial Products Segment was approximately $109.9 million at February 28, 2010, $174.8 million at February 28, 2009, and $134.9 million at February 29, 2008. The majority of the backlog as of February 28, 2010 should be delivered during the next 18 months.  We believe that the contracts and purchase orders included in the backlog are firm.

The Electrical and Industrial Products Segment had international sales of $43.6 million or 21% of this segment’s total revenues of $203.5 million.

We employed a total of 648 people in this segment as of February 28, 2010.

Galvanizing Services Segment

The Galvanizing Services Segment provides hot dip galvanizing to the steel fabrication industry through facilities located throughout the South, Midwest, East Coast and Southwest United States.    Hot dip galvanizing is a metallurgical process in which molten zinc is applied to a customer's material. The zinc bonding renders corrosion protection to fabricated steel for extended periods of up to 50 years.  As of February 28, 2010, we operated twenty-two galvanizing plants, which are located in Texas, Louisiana, Alabama, Mississippi, Arkansas, Arizona, Indiana, Illinois, Ohio, Oklahoma, Minnesota, Virginia and West Virginia.

On April 1, 2010, we announced that we had entered into a definitive agreement to acquire North American Galvanizing & Coatings, Inc., pursuant to which, subject to certain conditions, we would acquire North American Galvanizing & Coatings, Inc. for approximately $125.6 million in cash. North American Galvanizing & Coatings, Inc. operates 11 galvanizing facilities, which are located in the states of Oklahoma, Missouri, Tennessee, Kentucky, Colorado, Ohio, Texas and West Virginia.  See Note 15, “Subsequent Events” to our “Notes to Consolidated Financial Statements” for further information.

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

We typically serve fabricators or manufacturers that provide services to the electrical and telecommunications, bridge and highway, petrochemical and general industrial markets, and numerous original equipment manufacturers. We do not depend on any single customer for our galvanizing services, and the loss of any single customer would not have a material adverse effect on our consolidated revenues or net income.

The backlog of galvanizing orders generally is nominal due to the short time requirement involved in the process.

We employed a total of 882 people in this segment as of February 28, 2010.

The information regarding revenues, profits or losses and total assets for each of the Electrical and Industrial Products Segment and the Galvanizing Services Segment included in the financial statements included in the Annual Report on Form 10-K are incorporated by reference in this Item 1.

Executive Officers of the Registrant
Name	Age	Business Experience of Executive Officers for Past Five Years Position or Office with Registrant or Prior Employer	Held Since

David H. Dingus	62	President and Chief Executive Officer	2001

Dana L. Perry	61	Senior Vice President of Finance, Chief Financial Officer and Secretary	2004

John V. Petro	64	Senior Vice President, Electrical & Industrial Products Segment Vice President Operations, Electrical & Industrial Products	2006 2001-2006

Tim E. Pendley	48	Senior Vice President, Galvanizing Services Segment Vice President Operations, Galvanizing Services Segment	2009 2004-2009

Clement H. Watson	63	Vice President Sales, Electrical Products	2000

Jim C. Stricklen	61	Vice President, Business and Manufacturing Systems	2004

Richard W. Butler	44	Vice President, Corporate Controller	2004

Ashok E. Kolady	36	Vice President, Business Development Operation, Marketing, & Business Development, Eaton Corp.	2007 2004-2007

John S. Lincoln	48	Vice President, Galvanizing Services- Northern Operations South Central Regional Manager, AGS Executive Vice President, North American Galvanizing	2009 2006-2009 1999-2006

Bryan L. Stovall	46	Vice President, Galvanizing Services- Southern Operations SE and TX Coast Region Manager, AGS SW Region Manager, AGS	2009 2007-2009 2001-2007

Bill G. Estes	45	Vice President, Bus Duct Systems General Manager - CGIT and The Calvert Company	2009 2004-2009

John A. Petitto	65	Vice President, Switchgear Systems General Manager – Central Electric Manufacturing Co.	2009 2003-2009

Francis D. Quinn	44	Vice President, Human Resources Vice President – Benefits and Compensation, Americredit Corp.	2009 2004-2008

Each executive officer was elected by the Board of Directors to hold office until the next Annual Meeting or until his successor is elected.  No executive office has any family relationships with any other executive officer of the Company.

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

The current worldwide financial crisis has reduced the availability of liquidity and credit, including letters of credit and surety bonds, to fund or support the continuation and expansion of industrial business operations worldwide. Recent financial market conditions have resulted in significant write-downs of asset values by financial institutions, and have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued disruption of the credit markets could adversely affect our customers’ or our own letter of credit and surety bonding capacity, which support the continuation and expansion of projects worldwide and could result in contract cancellations or suspensions or project delays. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or they fail to meet any of our manufacturing requirements, our business could be adversely impacted until we are able to secure alternative sources, if any. Furthermore, our ability to expand our business would be limited if, in the future, we are unable to increase our bonding capacity or our credit facility on favorable terms or at all. These disruptions could lead to a lower demand for our services and could materially impact our business, financial condition and results of operations and the trading price of our common stock.

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

Global warming could impact our business.

In regard to concerns about global warming, global warming could have an adverse impact on the Company, particularly in hurricane prone or low lying areas near the ocean. At this time, the Company is not able to speculate as to the potential timing or impact from potential global warming, however the Company believes that it currently has adequate insurance coverage related to natural disasters at the Company’s sites.

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

Our compliance with various governmental regulations and environmental risks may increase our costs and potentially lower demand for our products.

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

On December 15, 2009, the U.S. Environmental Protection Agency (“EPA”) officially published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to human health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In late September 2009, the EPA had proposed two sets of regulations in anticipation of finalizing its findings that would require a reduction in emissions of greenhouse gases from motor vehicles and that could also lead to the imposition of greenhouse gas emission limitations in Clean Air Act permits for certain stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. The adoption and implementation of any regulations over greenhouse gases could require us to incur costs to reduce emissions of greenhouse gases that may be associated with our operations.  Currently the Company does not have any sites that are required to report such emissions under the new EPA climate registry regulation. The Company does not expect the regulation to have a significant impact from a cost or operations perspective, but will continue to monitor proposed legislation and regulation and its impact.

On June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009,” or “ACESA,” which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of greenhouse gases including carbon dioxide and methane. ACESA would require a 17% reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80% reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances to certain major sources of greenhouse gas emissions so that such sources could continue to emit greenhouse gases into the atmosphere. These allowances would be expected to escalate significantly in cost over time. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas. The U.S. Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions and the President Obama Administration has indicated its support of legislation to reduce greenhouse gas emissions through an emission allowance system. Although it is not possible at this time to predict when the Senate may act on climate change legislation or how any bill passed by the Senate would be reconciled with ACESA, any future federal laws or implementing regulations that may be adopted to address greenhouse gas emissions could require us to incur costs to reduce emissions of greenhouse gases that may be associated with our operations.

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

We have a backlog of work in our Electrical and Industrial Products Segment.  Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm.  Backlog develops as a result of new business secured, which represents the revenue value of new project commitments received by us during a given period.  Backlog consists of projects which have either (1) not yet been started or (2) are in progress and are not yet complete.  In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed.  From time to time, projects that were recorded as new business are cancelled.  In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog.  In addition to being unable to recover certain direct costs, we may also incur additional costs resulting from underutilized assets if projects are cancelled.

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

Actual and potential claims, lawsuits, and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

In the future, the Company could be named as a defendant in legal proceedings claiming damages from us in connection with the operation of our business.  Most of the actions against us arise out of the normal course of our performing services or manufacturing equipment.  We are and will likely continue to be a plaintiff in legal proceedings against customers, in which we seek to recover payments of contractual amounts due to us, as well as claims for increased costs incurred by us.  When appropriate, we establish provisions against certain legal exposures, and we adjust such provisions from time to time according to ongoing developments related to each exposure.  If in the future our assumptions and estimates related to such exposures prove to be inadequate or incorrect, our consolidated results of operations, cash flows and financial condition could be adversely affected.  In addition, claims, lawsuits and proceedings may harm our reputation and possibly divert management resources away from operating our business.

Technological innovations by competitors may make existing products and production methods obsolete.

All of the products manufactured and sold by the Company depend upon the best available technology for success in the marketplace.  The competitive environment is highly sensitive to technological innovation in both segments of our business.  It is possible for our competitors to develop new products or production methods, which will make current products or methods obsolete or at least hasten their obsolescence.

Catastrophic events could disrupt our business.

The occurrence of catastrophic events ranging from natural disasters such as hurricanes to epidemics such as health epidemics to acts of war and terrorism could disrupt or delay our ability to complete projects and could potentially expose the Company to third-party liability claims.  Such events may or may not be fully covered by our various insurance policies or may be subject to deductibles.  In addition, such events could impact our customers and suppliers, resulting in temporary or long-term delays and/or cancellations of orders or raw materials used in normal business operations.  These situations are outside the Company’s control and could have a significant adverse impact on the results of operations.

Legislation regarding the health care industry may impact our business.

In March 2010, Congress passed, and the President signed, the Patient Protection and Affordable Care Act. This act may have a significant impact on health care providers, insurers and others associated with the health care industry. We are currently evaluating the impact of this comprehensive act on our business. Federal and state governments may propose other health care initiatives and revisions to the health care and health insurance systems. It is uncertain what legislative programs, if any will be adopted in the future, or what action Congress or state legislatures may take regarding other health care reform proposals or legislation. In addition, changes in the health care industry, such as the growth of managed care organizations and provider networks, may increase our health care costs.

Our pending acquisition of North American Galvanizing & Coatings, Inc. may not be completed and, if it is, it may have unexpected consequences or impose additional costs on us.

On April 1, 2010, we announced that we had entered into a definitive agreement to acquire North American Galvanizing & Coatings, Inc. We expect to complete the acquisition during the second quarter of fiscal 2011. There is no assurance, however, that the acquisition will be consummated. If is completed, the acquisition involves numerous risks, including the following:

•	difficulties in integration of the operations, technologies and products and services of the acquired companies;
•	the risk of diverting management’s attention from normal daily operations of the business;
•	potential cost and disruptions caused by the integration of financial reporting systems and development of uniform standards, controls, procedures and policies;
•
accounting consequences, including expensing of acquisition cost, amortization of acquired intangible assets or other required purchase accounting adjustments, resulting in variability or reductions of our reported earnings;

•	potential difficulties in completing projects associated with purchased in-process research and development;
•	risks of entering markets in which we have no or limited direct prior experience and where competitors in these markets have stronger market positions;
•	the potential loss of our key employees or those of the acquired company due to the employment uncertainties inherent in the acquisition process;
•	the assumption of known and potentially unknown liabilities of the acquired company;
•	the risk that we may find that the acquired company or business does not further our business strategy or that we paid more than what the company or business was worth;
•	our relationship with current and new employees and customers could be impaired;
•
the acquisition may result in litigation from terminated employees or third parties who believe a claim against us would be valuable to pursue, and litigation challenging the transaction instituted after the acquisition was announced could be resolved unfavorably to us;

•	our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters; and
•	there may be insufficient revenues to offset increased expenses associated with acquisitions.

Acquisitions may also cause us to record goodwill and intangible assets that will be subject to impairment testing and potential periodic impairment charges; incur amortization expenses related to certain intangible assets; or incur other large and immediate write-offs.

Item 1B. Unresolved Staff Comments

There were no unresolved SEC staff comments as of February 28, 2010.

Item 2.      Properties

The following table sets forth information about the Company's principal facilities, owned or leased, on February 28, 2010:

Location	Land/Acres	Buildings/Sq. Footage	Segment/Occupant

Crowley, Texas	29.7	201,000	Electrical and Industrial Products
Houston, Texas	5.4	61,600	Electrical and Industrial Products
Richland, Mississippi	6.7	58,700	Electrical and Industrial Products
Pittsburg, Kansas	15.3	87,800	Electrical and Industrial Products
Medway, Massachusetts	-	(Leased) 90,900	Electrical and Industrial Products
Fulton, Missouri	-	(Leased) 126,300	Electrical and Industrial Products
Tulsa, Oklahoma	-	(Leased) 66,000	Electrical and Industrial Products
St. Catharines, Ontario	4.57	47,500	Electrical and Industrial Products
Crowley, Texas	28.5	79,200	Galvanizing Services
Houston, Texas	25.2	61,800	Galvanizing Services
Waskom, Texas	10.6	30,400	Galvanizing Services
Beaumont, Texas	12.9	33,700	Galvanizing Services
Moss Point, Mississippi	13.5	16,000	Galvanizing Services
Richland, Mississippi	5.6	22,800	Galvanizing Services
Citronelle, Alabama	10.8	34,000	Galvanizing Services
Goodyear, Arizona	16.8	36,800	Galvanizing Services
Prairie Grove, Arkansas	11.5	34,000	Galvanizing Services
Belle Chasse, Louisiana	9.5	34,000	Galvanizing Services
Port Allen, Louisiana	22.2	48,700	Galvanizing Services
Cincinnati, Ohio	15	81,700	Galvanizing Services
Muncie, Indiana	6.6	50,200	Galvanizing Services
Plymouth, Indiana	40	42,900	Galvanizing Services
Joliet, Illinois	12	113,900	Galvanizing Services
Dixon, Illinois	21.3	59,600	Galvanizing Services
Peoria, Illinois	7.4	42,600	Galvanizing Services
Peoria, Illinois	-	(Leased) 66,400	Galvanizing Services
Chelsea, Oklahoma	15	30,700	Galvanizing Services
Winsted, Minnesota	10.4	81,200	Galvanizing Services
Hamilton, Indiana	49.3	110,700	Galvanizing Services
Bristol, Virginia	3.6	38,000	Galvanizing Services
Poca, West Virginia	22.0	14,300	Galvanizing Services
Fort Worth, Texas	-	(Leased) 41,000	Corporate Offices

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

Other Proceedings

After we announced on April 1, 2010 our proposed acquisition of North American Galvanizing & Coatings, Inc., several lawsuits challenging the transaction were filed seeking to enjoin it or recover unspecified damages from us in respect thereof.  We believe that these lawsuits are without merit and intend to vigorously defend against the claims.

We are involved from time to time in various suits and claims arising in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 4.                 Reserved

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $1.00 par value (“Common Stock”), is traded on the New York Stock Exchange under the symbol  “AZZ”. The following table sets forth the high and low sales prices of our Common Stock on the New York Stock Exchange on a quarterly basis for each of the two fiscal years ended February 28, 2010 and February 28, 2009.

	Quarter Ended May 31,		Quarter Ended August 31,		Quarter Ended November 30,		Quarter Ended February 28,
Per Share	2009	2008	2009	2008	2009	2008	2010	2009
High	$34.91	$39.20	$39.78	$48.50	$42.72	$45.14	$36.10	$28.97
Low	$16.60	$26.15	$30.44	$30.67	$31.72	$15.09	$27.90	$17.67
Dividends Declared	-	-	-	-	-	-	$.25	-

On January 15, 2010, AZZ declared a quarterly dividend of $.25 per share.  The initial dividend payment was made on February 15, 2010 to all shareholders of record on February 1, 2010. The payment of dividends is within the discretion of our Board and is dependent on our earnings, capital requirements, operating and financial condition and other factors.

The approximate number of holders of record of our Common Stock at May 14, 2010 was 449. See Item 12 of this Report for information regarding securities authorized for issuance under equity compensation plans.

STOCK PRICE PERFORMANCE GRAPH

The following graph illustrates the five-year cumulative total return on investments in our Common Stock, the CRSP Index for NYSE Stock Market (U.S. Companies) and the CRSP Index for NYSE Stocks (SIC 5000-5099 US Companies).  These indices are prepared by the Center for Research in Security Prices of The University of Chicago Graduate School of Business.  AZZ is listed on The New York Stock Exchange and is engaged in two industry segments.  The shareholder return shown below is not necessarily indicative of future performance.  Total return, as shown, assumes $100 invested on February 28, 2005, in shares of AZZ common stock and each index, all with cash dividends reinvested.  The calculations exclude trading commissions and taxes.

Comparison of Five Year-Cumulative Total Returns

Value of $100 Invested on February 28, 2005

For Fiscal Year Ended on the Last Day of February

Symbol	CRSP Total Returns Index for:	2/05	2/06	2/07	2/08	2/09	2/10
——	AZZ incorporated	100.00	140.69	249.97	437.16	249.78	390.80
– – –	CRSP Index for NYSE Stock Market (US Companies)	100.00	110.26	125.82	121.40	67.97	104.88
……	CRSP Index for NYSE Stocks (SIC 5000-5099 US Companies)	100.00	128.12	140.42	133.81	73.37	131.40
	Wholesale trade - durable goods

The equity compensation plan information required by this Item is incorporated herein by reference to the section titled “Equity Compensation Plan Information” in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.                 Selected Financial Data.

	Fiscal Year
	2010	2009 (a)	2008	2007 (c)	2006
	(In thousands, except per share amounts)
Summary of operations:
Net sales	$357,030	$412,364	$320,193	$260,344	$187,184
Net income	37,728	42,206	27,688	21,604	7,827

Earnings per share:
Basic earnings per common share(b)	$3.07	$3.48	$2.30	$1.86	$.70
Diluted earnings per common share(b)	3.02	3.43	2.26	1.82	.69

Total assets	$381,961	$354,715	$193,319	$200,908	$141,026
Long-term debt	100,000	100,000	-	35,200	14,375
Total liabilities	154,095	167,604	47,163	89,759	53,758
Shareholders' equity	227,866	187,112	146,157	111,148	87,269
Working capital	163,825	123,652	60,299	62,252	27,917

Cash provided by operating activities	$82,588	$60,196	$38,926	$6,928	$12,794
Capital expenditures	12,037	20,009	9,926	10,659	6,602
Depreciation & amortization	17,426	14,528	8,199	6,660	5,720
Cash dividend per common share	.25	-	-	-	-

Weighted average shares outstanding (b)	12,283	12,140	12,013	11,599	11,168

(a)	Includes the acquisition of AAA Industries, Inc. on April 1, 2008 and Blenkhorn and Sawle on July 1, 2008.
(b)	Adjusted to reflect a two-for-one stock split, effective in the form of a stock dividend on May 4, 2007.
(c) Includes the acquisition of Witt Galvanizing, Inc. on November 1, 2006.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in the Annual  Report on Form 10-K.  This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of the factors we describe under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We operate two distinct business segments, the Electrical and Industrial Products Segment and the Galvanizing Services Segment.  The Electrical and Industrial Products Segment serves the power generation, transmission and distribution markets and the general industrial market.  As of February 28, 2010, the Galvanizing Services Segment consists of twenty-two hot dip-galvanizing facilities located throughout the South, Midwest, East Coast and Southwest United States that provide galvanizing services to the steel fabrication industry. All per share data in this section have been adjusted to reflect our two-for-one stock split effected May 4, 2007. References herein to fiscal years are to the twelve-month periods that end in February of the relevant calendar year.  For example, the twelve-month period ended February 28, 2010 is referred to as "fiscal 2010" or "fiscal year 2010."

For the fiscal year-ended February 28, 2010, we recorded revenues of $357 million compared to the prior year’s revenues of $412.4 million.  Approximately 57% of our revenues were generated from the Electrical and Industrial Products Segment and approximately 43% were generated from the Galvanizing Services Segment.  Net income for fiscal 2010 was $37.8 million compared to $42.2 million for fiscal 2009. Net income as a percentage of sales was 10.6% for fiscal 2010 as compared to 10.2% for fiscal 2009.  Earnings per share decreased by 12% to $3.02 per share for fiscal 2010 compared to $3.43 per share for fiscal 2009, on a diluted basis.

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

Year ended February 28, 2010 compared with year ended February 29, 2009

Backlog

Our operations ended fiscal 2010 with a backlog of $109.9 million, a decrease of 37% as compared to fiscal 2009 backlog of $174.8 million. All ending backlog for fiscal 2010 relates to our Electrical and Industrial Products Segment. Our book-to-ship ratio was .82 to 1 for fiscal 2010 as compared to 1.06 to 1 in the prior year. In fiscal 2010, we continued our efforts to improve our market coverage and expand our served markets.  Incoming orders decreased 34% for fiscal 2010 as compared to the same period last year.  The incoming orders reflected a slower release of orders due to economic and regulatory uncertainty.  Based on customer feedback, we believe that the backlog has leveled and that we should begin to see some modest improvements in fiscal year 2011.

The following table reflects bookings and shipments for fiscal 2010 and 2009.

Backlog Table
(In thousands)

	Period Ended		Period Ended
Backlog	2/28/09	$174,831	2/29/08	$134,876
Bookings		292,117		439,075
Acquired Backlog		-		13,244
Shipments		357,030		412,364
Backlog	2/28/10	$109,918	2/28/09	$174,831
Book to Ship Ratio		.82		1.06

Revenues

Our consolidated revenues for fiscal 2010 decreased by $55.3 million or 13.4%, as compared to fiscal 2009.

The following table reflects the breakdown of revenue by segment:

	2010	2009
	(In thousands)
Revenue:
Electrical and Industrial Products	$203,457	$225,797
Galvanizing Services	153,573	186,567
Total Revenue	$357,030	$412,364

The Electrical and Industrial Products Segment produces highly engineered specialty products supplied to the power generation, power transmission, power distribution and general industrial markets and lighting and tubular products to the industrial and petroleum markets. The segment recorded revenues for fiscal 2010 of $203.5 million, a decrease of 10% compared to fiscal 2009 revenues of $225.8 million.  The lower revenues reflected slower incoming orders during the current fiscal year, which resulted in lower revenues in the fourth quarter.  Demand from the industrial and petrochemical markets slowed significantly during fiscal 2010 and was lower compared to the same period in the prior year.  Timing of new projects and release orders for energy infrastructure rebuilds, expansion and upgrades significantly contributed to the lower demand from these markets due to the uncertainty about the economy and future regulatory actions.

Our Galvanizing Services Segment, which consisted of twenty-two hot dip galvanizing facilities as of February 28, 2010, generated revenues of $153.6 million, an 18% decrease from the prior year’s revenues of $186.6 million. Volume of steel processed for the fiscal year decreased 11% and selling price decreased 7% for fiscal 2010 as compared to fiscal 2009. The downturn in revenues has been driven by the global recession, which has limited financing for our customers and caused some manufacturers to have extended shutdown periods.  Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	2010	2009
	(In thousands)
Segment Operating Income:
Electrical and Industrial Products	$40,803	$38,952
Galvanizing Services	44,843	53,183
Total Segment Operating Income	$85,646	$92,135

Total segment operating income (see Note 11 to Notes to Consolidated Financial Statements) decreased $6.5 million to $85.6 million in fiscal 2010 as compared to $92.1 million in fiscal 2009. Consolidated operating margins as a percentage of sales increased to 24% for fiscal 2010 as compared to 22% in fiscal 2009. The Electrical and Industrial Products Segment generated 48% of the operating income for fiscal 2010, while the Galvanizing Services Segment produced the remaining 52%.

Our continuous improvement programs, combined with aggressive marketing programs, have had a positive impact on our operating margins for fiscal 2010.  We believe that these efforts as well as lower commodity costs positively impacted our operating margin for Fiscal 2010.

Operating income for the Electrical and Industrial Products Segment increased $1.9 million, or 5%, for fiscal 2010, to $40.8 million as compared to $39 million for fiscal 2009. Operating margins for this segment were 20% for fiscal 2010 as compared to 17% for fiscal 2009. Operating margins were favorable for fiscal 2010 due to pricing discipline, improved project management, and favorable costs of key commodities. We are not anticipating being able to maintain this margin in fiscal 2011 due to lower revenue levels.

Operating income for the Galvanizing Service Segment decreased $8.3 million for fiscal 2010, to $44.8 million as compared to $53.2 million for the prior year.  Operating margins were 29% for both fiscal 2010 and 2009.  Margins benefited from lower zinc costs for fiscal 2010 and 2009.  It is not projected that we will be able to maintain these margins for fiscal 2011 due to higher zinc costs and weaker market conditions.

General Corporate Expense

General corporate expenses were $18.4 million for fiscal 2010 and $19.4 million for fiscal 2009. As a percentage of sales, general corporate expenses were 5.2% for fiscal 2010 as compared to 4.7% in fiscal 2009.

Interest

Interest expense for fiscal 2010 increased 10.8% to $6.8 million as compared to fiscal 2009.  This increase was primarily due to our 6.24% unsecured Notes being outstanding for all of fiscal 2010 as compared to 11 months of fiscal 2009. We had outstanding long term debt of $100 million at the end of both fiscal 2010 and 2009.   Our long-term debt as a percentage of shareholders’ equity ratio was .44 to 1 at the end of fiscal 2010.

Other (Income) Expense

For fiscal 2010 and 2009, the amounts in other (income) expense (see Note 11 of Notes to Consolidated Financial Statements) were insignificant.

Provision For Income Taxes

The provision for income taxes reflects an effective tax rate of 38% for fiscal 2010 and 37% for fiscal 2009.  The increase in the effective tax rate was due to higher state income taxes resulting from differences in the mix of profits generated from our operating facilities located in varying tax jurisdictions.

Year ended February 28, 2009 compared with year ended February 29, 2008

Backlog

Our operations ended fiscal 2009 with a backlog of $174.8 million, an increase of 30% as compared to the fiscal 2008 backlog of $134.9 million. All ending backlog for fiscal 2009 relates to our Electrical and Industrial Products Segment. Our book-to-ship ratio was 1.06 to 1 for fiscal 2009 as compared to 1.04 to 1 in the prior year. In fiscal 2009, we continued our efforts to improve our market coverage and expand our served markets. New orders were balanced across our power generation, transmission and distribution, and industrial markets. Incoming orders increased 31% for fiscal 2009 as compared to fiscal 2008.   The fourth quarter backlog, while remaining strong, was down when compared to the second quarter and third quarter of fiscal 2009.

During the fourth quarter of fiscal 2009, incoming orders were slower than desired due to increased customer deliberation on the release of new orders for pending and planned projects. This combined with increased competitive pressure, particularly on large international orders, has had an impact on our incoming order rate.

The following table reflects bookings and shipments for fiscal 2009 and 2008.

Backlog Table
(In thousands)

	Period Ended		Period Ended
Backlog	2/29/08	$134,876	2/28/07	$120,666
Bookings		439,075		334,403
Acquired Backlog		13,244		-
Shipments		412,364		320,193
Backlog	2/28/09	$174,831	2/29/08	$134,876
Book to Ship Ratio		1.06		1.04

Revenues

Our consolidated revenues for fiscal 2009 increased by $92.2 million, or 29%, as compared to fiscal 2008.

The following table reflects the breakdown of revenue by segment:

	2009	2008
	(In thousands)
Revenue:
Electrical and Industrial Products	$225,797	$179,181
Galvanizing Services	186,567	141,012
Total Revenue	$412,364	$320,193

The Electrical and Industrial Products Segment produces highly engineered specialty products supplied to the power generation, power transmission, power distribution and general industrial markets and lighting and tubular products to the industrial and petroleum markets. The segment recorded revenues for fiscal 2009 of $225.8 million, an increase of 26% above fiscal 2008 results of $179.2 million.  The acquisition of Blenkhorn and Sawle Ltd. on July 1, 2008, combined with a continuation of improved market demand primarily from our high voltage transmission, power generation, utility distribution, and energy infrastructure markets, resulted in the increased revenues for the compared years.  Revenues from Blenkhorn and Sawle Ltd. accounted for 18% of the increase in revenue for fiscal 2009.

Our Galvanizing Services Segment, which consisted of twenty hot dip galvanizing facilities as of February 28, 2009, generated revenues of $186.6 million, a 32% increase from the prior year’s revenues of $141 million. Volume of steel processed for the fiscal year increased 37%, with 86% attributable to the acquisition of AAA Industries, Inc. made on April 1, 2008. Selling price decreased 2% for fiscal 2009 as compared to fiscal 2008. Revenues from by-products accounted for the remaining 3% decrease in revenues.  Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

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

Our continuous improvement programs, combined with aggressive marketing programs, had a positive impact on our operating results for fiscal 2009.  We believe that these efforts as well as the leverage gained from additional volumes and lower commodity costs positively impacted our results for fiscal 2009.

Operating income for the Electrical and Industrial Products Segment increased $9.8 million, or 34%, for fiscal 2009, to $39 million as compared to $29.2 million for fiscal 2008. Operating margins for this segment were 17% for fiscal 2009 as compared to 16% for fiscal 2008. Operating margins were favorable for fiscal 2009 due to pricing discipline, improved project management, and favorable costs of key commodities. In addition, favorable market conditions and a strong backlog resulted in higher volumes, which contributed to the increase in operating income.

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

Interest

Interest expense for fiscal 2009 increased 313% or $4.7 million as compared to fiscal 2008.  Interest expense increased due to higher levels of debt resulting from the issuance of $100 million of our 6.24% unsecured Notes on March 31, 2008. The increase in debt funded the acquisition of AAA Industries, Inc. on April 1, 2008 and Blenkhorn & Sawle Ltd. on July 1, 2008. Our long-term debt as a percentage of shareholders’ equity ratio was .53 to 1 at the end of fiscal 2009. We had no long-term debt outstanding at the end of fiscal 2008.

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

Liquidity and Capital Resources

We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, cash dividend payments, capital improvements, debt repayment, letter of credits and acquisitions. We believe that working capital, funds available under our credit agreement, and funds generated from operations should be sufficient to finance anticipated operational activities, dividends, capital improvements, and payment of debt and possible future acquisitions during fiscal 2011.

Our operating activities generated cash flows of approximately $82.6 million, $60.2 million and $38.9 million, during fiscal 2010, 2009 and 2008, respectively.  Cash flow from operations in fiscal 2010 included net income in the amount of $37.7 million, depreciation and amortization in the amount of $17.5 million and other adjustments to reconcile net income to net cash in the amount of a $2.2 million.  Included in other adjustments were provisions for bad debt, deferred income taxes, gain or loss on the sale of assets and non-cash adjustments. Positive cash flow was recognized due to decreased accounts receivable and inventories in the amounts of $26.8 million and $14.7 million, respectively, as a result of lower business levels.  These positive cash flow items were offset by revenues in excess of billings and prepaid expenses in the amounts of $1 million and $.2 million, respectively, and decreased accrued liabilities and accounts payable in the amounts of $9.2 million and $5.8 million, respectively. The significant decrease in accrued liabilities was due to the reduction in customer prepayments at the end of fiscal 2010 as compared to fiscal 2009 in the amount of $6.2 million.  Accounts receivable average days outstanding were 53 days at the end of fiscal 2010, as compared to 51 days at fiscal 2009.

Our working capital was $163.8 million at February 28, 2010, as compared to $123.7 million at February 28, 2009.

During fiscal 2010, capital improvements were made in the amount of $12 million.  The breakdown of capital spending by segment for fiscal 2010, 2009 and 2008 can be found in Note 11 of the Notes to Consolidated Financial Statements.

We received sales or insurance proceeds for property and equipment in the amount of $.4 million and proceeds from the exercise of stock options and SARs, and related tax benefits in the amount of $2.1 million. There was a cash dividend declared and paid in fiscal 2010 in the amount of $3.1 million.

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement by and among AZZ, Bank of America, N.A. ("Bank of America") and certain other lenders (including Bank of America) (the “Credit Agreement”).  The Credit Agreement provides for a $60 million unsecured revolving line of credit with one lender, Bank of America,  maturing on May 25, 2011. The facility is used to provide for working capital needs, capital improvements, future acquisitions and letter of credit needs. At February 28, 2010, we had no outstanding debt borrowed against the revolving credit facility.  However, we had letters of credit outstanding in the amount of $14.4 million, which left approximately $45.6 million of additional credit available under the facility.

The Credit Agreement provides for various financial covenants consisting of a) Minimum Consolidated Net Worth – maintain on a consolidated basis net worth equal to at least the sum of $116.9 million, plus 50% of future net income, b) Maximum Leverage Ratio – maintain on a consolidated basis a Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.25:1.0, c) Fixed Charge Coverage Ratio – maintain on a consolidated basis a Fixed Charge Coverage Ratio of at least 1.5:1.0 and d) Capital Expenditures – not to make Capital Expenditures on a consolidated basis in an amount in excess of $22 million for fiscal 2009 and $20 million per year for future fiscal years.

The Credit Agreement provides for an applicable margin ranging from .75% to 1.25% over the Eurodollar Rate and Commitment Fees ranging from .175% to .25% depending on our Leverage Ratio.

On April 29, 2010, we entered into the Fifth Amendment to the Second Amended and Restated Credit Agreement, (the “Fifth Amendment”), with Bank of America, N.A. which amends our Second Amended and Restated Credit Agreement, (the “Credit Agreement”), dated as of May 25, 2006.

The Fifth Amendment increases our revolving line of credit from $60 million to $80 million and matures on May 25, 2014.  It also increases the maximum amount of capital expenditures we are permitted to make in any fiscal year without the prior approval of our lenders from $20 million to $30 million on a consolidated basis.  The Amendment also increases the amount of cash dividends the Company is allowed to pay to $15 million annually and increases the basket for AZZ common stock repurchases to $40 million over the life of the revolving line of credit. The amendment also changed various debt covenants, which are disclosed in Note 10 “Long Term Debt” in our Notes to Consolidated Financial Statements.

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

In connection with the Note Offering, the Company entered into an amendment to our Credit Agreement. The Amendment contained the consent of Bank of America to the Note Offering, amended the Credit Agreement to provide that the Note Offering will not constitute a default under the Credit Agreement and amended the Credit Agreement to reflect the same financial covenants as the Notes.

The Notes provide for various financial covenants of a) Minimum Consolidated Net Worth - Maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50% of future net income; b) Maximum Ratio of Consolidated Indebtedness to Consolidated EBITDA – Maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00;  c) Fixed Charge Coverage Ratio - Maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Note Purchase Agreement) of at least 2.0:1.0; d) Priority Indebtedness – The Company will not at any time permit aggregate amount of all Priority Indebtedness (as defined in the Note Purchase Agreement) to exceed 10% of Consolidated Net Worth (as defined in the Note Purchase Agreement).  We were in compliance at February 28, 2010 with all of our debt covenants.

Our current ratio (current assets/current liabilities) was 4.76 to 1 at the end of fiscal 2010, as compared to 3.12 to 1 at the end of fiscal 2009.  Shareholder equity grew 21.8% during fiscal 2010 to $227.9 million. At the end of fiscal 2010, we had $100 million in long-term debt outstanding and our long-term debt as a percentage of shareholders’ equity ratio was .44 to 1.

Historically, we have not experienced a significant impact on our operations from increases in general inflation other than for specific commodities and employee health care costs.  We have exposure to commodity price increases in both segments of our business, primarily copper, aluminum and steel in the Electrical and Industrial Products Segment, and zinc and natural gas in the Galvanizing Services Segment.  We attempt to minimize these increases through escalation clauses in customer contracts for copper, aluminum and steel, when market conditions allow and protective caps and fixed contract purchases on zinc.  In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process and through increases in prices where competitively feasible. Many economists predict increased inflation in coming years due to U.S. and international monetary policies, and there is no assurance that inflation will not impact our business in the future.

Subsequent Events

On April 1, 2010 we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with North American Galvanizing & Coatings, Inc. (“NGA”) (NASDAQ: NGA) to acquire NGA through a cash tender offer for a price of $7.50 per share in cash, followed by a merger with a subsidiary of AZZ. The acquisition will be funded from AZZ’s cash on hand and our existing credit facility.  The tender offer commenced on May 7, 2010 and will expire on the 20th business day from the commencement date unless extended in accordance with the terms of the Merger Agreement and applicable law. The $7.50 per share price represents a premium of approximately 42.6% over the weighted average price of NGA’s common shares for the 30 trading days immediately preceeding April 1, 2010. The transaction is valued at approximately $125.6 million. AZZ and NGA anticipate the transaction can close by the end of AZZ’s second fiscal quarter of 2011.

NGA’s Board of Directors has unanimously approved the Merger Agreement and the transactions contemplated by the Merger Agreement, and has resolved to recommend that NGA’s stockholders tender their shares in connection with the tender offer. The closing of the tender offer is subject to the tender of at least two thirds (⅔) of NGA’s outstanding shares and other customary conditions.

On April 29,2010, AZZ incorporated entered into the Fifth Amendment to the Second Amended and Restated Credit Agreement, (the “Fifth Amendment”), with Bank of America, N.A. which amends our Second Amended and Restated Credit Agreement, (the “Credit Agreement”), dated as of May 25, 2006.

The Fifth Amendment increases our revolving line of credit from $60 million to $80 million and matures on May 25, 2014.  It also increases the maximum amount of capital expenditures we are permitted to make in any fiscal year without the prior approval of our lenders from $20 million to $30 million on a consolidated basis.  The Amendment also increases the amount of cash dividends the Company is allowed to pay to $15 million annually and increases the basket for AZZ common stock repurchases to $40 million over the life of the revolving line of credit.

This is an unsecured, revolving credit facility to be used to provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs.  The Credit Agreement provides for various financial covenants consisting of a) Minimum Consolidated Net Worth – maintain on a consolidated basis net worth equal to at least the sum of $182.3 million, representing 80% of net worth at February 28, 2010, plus 50% of future net income, b) Maximum Leverage Ratio – maintain on a consolidated basis a Leverage Ratio not to exceed 3.25:1.0, c) Fixed Charge Coverage Ratio – maintain on a consolidated basis a Fixed Charge Coverage Ratio of at least 1.75:1.0 and d) the limit on capital expenditures describe above.

The Credit Agreement provides for an applicable margin of from 1.0% to 1.75% over the Eurodollar Rate and Commitment Fees ranging from .20% to .30% depending on our Leverage Ratio (as defined above).

Off Balance Sheet Transactions and Related Matters

There are no off-balance sheet transactions, arrangements, obligations (including contingent obligations) or other relationships of the Company with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Commitments

Leases

The Company leases various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of February 28, 2010 are summarized in the below table.  Rental expenses for real estate and personal property were approximately $5,823,000, $4,713,000 and $3,132,000 for fiscal years ended 2010, 2009 and 2008, respectively, and includes all short-term as well as long-term rental agreements.

The following summarizes the Company’s operating leases, debt and interest for the next five years and thereafter.

	Operating Leases	Long-Term Debt	Interest	Total
	(In thousands)
2011	$3,972	$-	$6,240	$10,212
2012	3,568	-	6,240	9,808
2013	3,142	14,286	5,794	23,222
2014	2,776	14,286	4,903	21,965
2015	2,614	14,286	4,011	20,911
Thereafter	11,441	57,142	7,132	75,715
Total	$27,513	$100,000	$34,320	$161,833

Commodity pricing

The Company manages its exposures to commodity prices through the use of the following:

In the Electrical and Industrial Products Segment, the Company has exposure to commodity pricing for copper, aluminum and steel. Because the Electrical and Industrial Products Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses to the customer’s contracts, although during difficult market conditions customers may resist these escalation clauses.

In the Galvanizing Services Segment, the Company utilizes contracts with its zinc suppliers that include protective caps  and a fixed cost contract to guard against rising commodity prices. The Company also secures firm pricing for natural gas supplies with individual utilities when possible.  Management believes these contractual agreements partially offset exposure to commodity price swings.

There are no contracted purchase commitments for any other commodity items including steel, aluminum, natural gas, copper, zinc or any other commodity, except for those entered into under the normal course of business.

Other

At February 28, 2010, the Company had outstanding letters of credit in the amount of $14.4 million.  These letters of credit are issued to a portion of the Company’s customers in our Electrical and Industrial Products Segment to cover any potential warranty costs and in lieu of performance and bid bonds.  In addition, as of February 28, 2010, a warranty reserve in the amount of $2.8 million has been established to offset any future warranty claims.

The Company has been named as a defendant in certain lawsuits in the normal course of business.  In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on our financial position or results of operations.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances, and form the basis for our conclusions. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition, impairment of long-lived assets, identifiable intangible assets and goodwill, accounting for income taxes and stock options and stock appreciation rights. Actual results may differ from these estimates under different assumptions or conditions.  The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements.

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

Accruals for Contingent Liabilities - The amounts we record for estimated claims, such as self insurance programs, warranty, environmental and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience and other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than what we estimate.

Revenue Recognition - Revenue is recognized for the Electrical and Industrial Products Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting for electrical products built to customer specifications under long term contracts.  We typically recognize revenue for the Galvanizing Service Segment at completion of the service unless we specifically agree with the customer to hold its material for a predetermined period of time after the completion of the galvanizing process and, in that circumstance, we invoice and recognize revenue upon shipment.    Customer advanced payments presented in the balance sheet arise from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method.  The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion.  Contract costs include direct labor and material and certain indirect costs.  Selling, general and administrative costs are charged to expense as incurred.  Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined.  The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.

Impairment of Long-Lived Assets, Identifiable Intangible Assets and Goodwill - We record impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment losses on long-lived assets are measured based on the excess of the carrying amount over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. A significant change in events, circumstances or projected cash flows could result in an impairment of long-lived assets, including identifiable intangible assets. An annual impairment test of goodwill is performed in the fourth quarter of each fiscal year.  The test is calculated using the anticipated future cash flows after tax from our operating segments. Based on the present value of the future cash flows, we will determine whether impairment may exist.  A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market, changes in economic conditions of these various markets, raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies. We have concluded goodwill is not reasonably likely to be impaired as a result of our testing.

Accounting for Income Taxes - We account for income taxes under the asset and liability method.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Developing our provision for income taxes requires significant judgment and expertise in deferral and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.  Our judgments and tax strategies are subject to audit by various taxing authorities.

On March 1, 2007, the Company adopted new guidance in accounting for uncertainties in income taxes which prescribes a recognition threshold and measurement attribute for recording in the financial statements uncertain tax positions taken or expected to be taken and provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements.

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

Recent Accounting Pronouncements

In March 2009, the Company adopted ASC 805-10 (formerly SFAS 141R), “Business Combinations”, which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that closed beginning in 2009, both at the acquisition date and in subsequent periods. In April 2009, the FASB amended the guidance to clarify the accounting for assets acquired and liabilities assumed arising from contingencies.  The new guidance retains the fundamental principles of the purchase method of accounting for business combinations; however, they require several changes in the way the assets and liabilities are recognized in an acquisition. All assets acquired and liabilities assumed, excluding contingent consideration, are recognized at the acquisition-date fair value with limited exceptions.  Acquisition related costs, including due diligence fees, are required to be expensed. New accounting concepts and valuation complexities are introduced and many of the changes have the potential to generate greater earnings volatility after an acquisition. We applied the new accounting requirements to our most recent acquisition on July 31, 2009 of Zinc Partners LLC and Pilot Galvanizing, Inc. and the total acquisition cost expense was $330,000 for that acquisition. The effect of the new requirements on the Company’s results of operations and financial condition will depend on the nature and size of future acquisitions.

The Company adopted the pending provisions of ASC 820 (formerly SFAS No. 157), “Fair Value Measurements”, in March 2009. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of ASC 820 did not have a material effect on the Company’s results of operations and financial position.

Also in March 2009, the Company adopted the amendments to ASC 815 (formerly SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”) which require, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. In addition, the amendment requires expanded disclosure of contingencies included in derivative instruments related to credit risk. The adoption of this new guidance did not have an effect on the Company’s financial statements.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, the FASB issued amended guidance to Topic 855 which no longer requires that a SEC filer disclose the date through which subsequent events have been evaluated.  The amended guidance did not change the requirement to evaluate subsequent events through the filing dates. The adoption of this new guidance has not had a material effect on the financial statements of the Company.

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

We do not believe that a hypothetical change of 10% of the interest rate or currency exchange rate that are currently in effect or a change of 10% of commodity prices would have a significantly adverse effect on our results of operations, financial position, or cash flows as long as we are able to pass along the increases in commodity prices to our customers. To date, we have been successful in passing along the rising cost of zinc without an adverse effect on our results of operations. However, there can be no assurance that either interest rates or commodity prices will not change in excess of the 10% hypothetical amount, which could have an adverse effect on our results of operations, financial position, and cash flows if we are unable to pass along these increases to our customers.

Item 8.                 Financial Statements and Supplementary Data.

The Index to our Consolidated Financial Statements is found on page 31.  Our Financial Statements and Notes to these Consolidated Financial Statements follow the index.

Item 9.                 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Internal Controls Over Financial Reporting

While the Company believes that its existing controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its controls and procedures and to monitor ongoing developments in this area.

(a) Report of Management Regarding Internal Control Over Financial Reporting is included on page 32.

(b) BDO Seidman LLP, an independent registered public accounting firm and our independent auditor, has issued an audit report on our internal control over financial reporting which is included on pages 33-34.

(c) Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by this item with regard to executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

Information regarding directors of AZZ required by this Item is incorporated by reference to the section entitled “Election of Directors” set forth in the Proxy Statement for our 2010 Annual Meeting of Shareholders.

The information regarding compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement for our 2010 Annual Meeting of Shareholders.

Information regarding our audit committee financial experts and code of ethics and business conduct required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Proxy Statement for our 2010 Annual Meeting of Shareholders.

No director or nominee for director has any family relationship with any other director or nominee or with any executive officer of our company.

Item 11.                 Executive Compensation.

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Fees Paid to Directors” set forth in our Proxy Statement for our 2010 Annual Meeting of Shareholders.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management” set forth in the Proxy Statement for our 2010 Annual Meeting of Shareholders.

Equity Compensation Plans

The following table provides a summary of information as of February 28, 2010, relating to our equity compensation plans in which our Common Stock is authorized for issuance. All shares and price data have been adjusted to reflect our two-for-one stock split, effected in the form of a share dividend on May 4, 2007.

Equity Compensation Plan Information:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders (1)	475,141	(2)	$21.86	640,654	(3)
Total	475,141		$21.86	640,654

(1)
Consists of the Amended and Restated 2005 Long-Term Incentive Plan, and 2001 Long-Term Incentive Plan.  See Note 9, “Stock Options and Other Shareholder Matters” to our “Notes to Consolidated Financial Statements” for further information.

(2)	The average term of outstanding options and stock appreciation rights is 2 years.

(3)	Consists of 429,510 shares remaining available for future issuance under the Amended and Restated 2005 Long-Term Incentive Plan and 211,144 shares under the 2001 Long-Term Incentive Plan.

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

1999 Independent Director Share Ownership Plan

On January 19, 1999, the Board of Directors established the 1999 Independent Director Share Ownership Plan (as amended, the “Independent Director Plan”).  Each Independent Director (as defined in the Independent Director Plan) who continued in office was granted 1,000 shares of our Common Stock after each annual meeting of the shareholders, beginning with the 1999 Annual Meeting of Shareholders and continuing until our 2005 Annual Meeting of Shareholders, at which time the number of shares granted increased to 2,000 shares.  At our 2007 Annual Meeting of Shareholders the number of shares granted was determined to be the equivalent of $25,000 of stock, based on the stock price at the close of business on the Annual Meeting date, which equated to 683 shares per director. At our 2008 Annual Meeting of Shareholders the number of shares granted was determined to be 1,000 shares.  A total of 100,000 shares were covered by the Independent Director Plan, none of which remain available for grants.

2000 Advisory Director Share Ownership Plan

On March 28, 2000, the Board of Directors established the 2000 Advisory Director Share Ownership Plan (the “Advisory Director Plan”).  Under the Advisory Director Plan, Advisory Directors (as defined therein) receive a grant of 1,000 shares of Common Stock of the Company after each annual shareholders meeting after which they continue to serve as an Advisory Director until they receive a total of 10,000 shares, including shares received while serving as an active member of the Board of Directors.  A total of 20,000 shares were covered by the Advisory Director Plan, of which, 13,000 shares remain available under the Plan at February 28, 2010. The Board has no Advisory Directors at the present time and has no current plans to add Advisory Directors in the future.

Long Term Incentive Plans

The description of the 2005 Long Term Incentive Plan and the 2001 Long Term Incentive Plan provided in Note 9 to the financial statements included in this Annual Report on Form 10-K are incorporated by reference under this Item.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” set forth in the Proxy Statement for our 2010 Annual Meeting of Shareholders.

PART IV

Item 14.        Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the sections entitled “Other Business – Independent Auditor Fees” and “Other Business – Pre-approval of Non-audit Fees” set forth in our Proxy Statement for our 2010 Annual Meeting of Shareholders.

Item 15.       Exhibits and Financial Statement Schedules.

A.	Financial Statements

1.	The financial statements filed as a part of this report are listed in the “Index to Consolidated Financial Statements” on page 31.

2.	Financial Statements Schedule
Schedule II – Valuation and Qualifying Accounts and Reserves filed as a part of this report is listed in the “Index to Consolidated Financial Statements” on page 31.

Schedules and compliance information other than those referred to above have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

B.	Exhibits Required by Item 601 of Regulation S-K

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits beginning on page 59, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 5/7/2010	By: /s/ David H. Dingus
David H. Dingus Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

/s/David H. Dingus	/s/ Dana L. Perry
David H. Dingus Principal Executive Officer and Director	Dana L. Perry Principal Financial Officer and Director

/s/Daniel R. Feehan	/s/ Richard Butler
Daniel R. Feehan Director	Richard Butler Vice President and Controller, Principal Accounting Officer

/s/Martin C. Bowen	/s/Peter A. Hegedus
Martin C. Bowen Director	Peter A. Hegedus Director

/s/Daniel E. Berce	/s/Dr. H. Kirk Downey
Daniel E. Berce Director	Dr. H. Kirk Downey Chairman of the Board and Director

/s/Sam Rosen	/s/Kevern R. Joyce
Sam Rosen Director	Kevern R. Joyce Director

Index to Consolidated Financial Statements and Schedules

		Page
1.	Consolidated Financial Statements

	Management’s Report on Internal Controls Over Financial Reporting	32

	Report of Independent Registered Public Accounting Firm	33-34

	Consolidated Statements of Income for the years ended February 28, 2010, February 28, 2009, and February 29, 2008	35

	Consolidated Balance Sheets as of February 28, 2010 and February 28, 2009	36-37

	Consolidated Statements of Cash Flows for the years ended February 28, 2010, February 28, 2009, and February 29, 2008	38-39

	Consolidated Statements of Shareholders' Equity for the years ended February 28, 2010, February 28, 2009, and February 29, 2008	40

	Notes to Consolidated Financial Statements	41-57

2.	Consolidated Financial Statements Schedule

	Schedule II – Valuation and Qualifying Accounts and Reserves	58

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control- Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, "COSO". Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was effective as of February 28, 2010. The effectiveness of our internal control over financial reporting as of February 28, 2010, has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their attestation report included herein.  Management’s assessment of and conclusion of the effectiveness of internal control over financial reporting did not include the internal controls of Pilot Galvanizing, Inc. and Zinc Partners, LLC, which were acquired on July 31, 2009, and which are included in the consolidated balance sheet of AZZ incorporated as of February 28, 2010, and related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended.  Pilot Galvanizing, Inc. and Zinc Partners, LLC constituted less than 2% of total assets and less than 1% of revenues and net income for the year then ended.  Management did not assess the effectiveness of internal controls over financial reporting of Pilot Galvanizing, Inc. and Zinc Partners, LLC because of the timing of the acquisition, which was completed on July 31, 2009.

Report of Independent Registered Public Accounting Firm

 Board of Directors and Shareholders
 AZZ incorporated
 Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of AZZ incorporated as of February 28, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period then ended February 28, 2010. Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. We have also audited AZZ incorporated’s internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AZZ incorporated’s management is responsible for these financial statements, financial statement schedule, maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements, financial statement schedule and to express an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AZZ incorporated as of February 28, 2010 and 2009 and the results of its operations and its cash flows for each of the three years in the period then ended February 28, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, AZZ incorporated maintained, in all material respects, effective internal control over financial reporting as of February 28, 2010, based on the COSO criteria.

In addition, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Zinc Partners LLC and Pilot Galvanizing Inc. which were acquired on July 31, 2009 and which are included in the consolidated balance sheet of AZZ incorporated as of February 28, 2010 and the related consolidated statements of income, shareholders equity, and cash flows for the year ended.  Zinc Partners LLC and Pilot Galvanizing Inc. constituted less than 2% of total assets as of February 28, 2010 and less than 1% of revenues and net income for the year then ended.  Management did not assess the effectiveness of internal control over financial reporting of the companies because of the timing of the acquisition.  Our audit of internal control over financial reporting of AZZ incorporated also did not include an evaluation of the internal control over financial reporting of Zinc Partners LLC and Pilot Galvanizing Inc.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted ASC 805-10 (formerly Statements of Financial Accounting Standards No. 141(R) Business Combinations, effective March 1, 2009.

/s/ BDO Seidman, LLP

Dallas, Texas
May 12, 2010

AZZ incorporated
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended
	February 28,	February 28,	February 29,
	2010	2009	2008

Net sales	$357,030,075	$412,364,321	$320,193,104
Costs and expenses:
Cost of sales	247,383,972	299,011,807	239,651,058
Selling, general, and administrative	43,417,024	43,221,186	36,261,642
Net (gain) loss from sale of or insurance settlement on property, plant and equipment	(93,299)	(1,508,892)	32,211
Interest expense	6,838,028	6,169,723	1,494,731
Other expense (income), net	(898,902)	(1,439,635)	(1,079,431)
	296,646,823	345,454,189	276,360,211

Income before income taxes	60,383,252	66,910,132	43,832,893
Income tax expense	22,655,328	24,703,907	16,145,304

Net income	$37,727,924	$42,206,225	$27,687,589

Earnings per common share:
Basic earnings per share	$3.07	$3.48	$2.30

Diluted earnings per share	$3.02	$3.43	$2.26

Weighted average number common shares	12,283,167	12,140,152	12,012,789
Weighted average number common shares and potentially dilutive common shares	12,475,817	12,302,176	12,227,212

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED BALANCE SHEETS

	As of February 28,
Assets	2010	2009

Current assets:
Cash and cash equivalents	$110,607,029	$47,557,711
Accounts receivable, net of allowance for doubtful accounts of $720,000 in 2010 and $900,000 in 2009	39,431,918	64,763,982
Inventories	40,124,581	53,775,800
Costs and estimated earnings in excess of billings on uncompleted contracts	10,782,424	11,328,287
Deferred income tax assets	5,225,379	3,588,267
Prepaid expenses and other	1,281,605	1,009,477
Total current assets	207,452,936	182,023,524

Property, plant, and equipment, at cost:
Land	5,694,013	5,293,442
Buildings and structures	60,292,211	57,432,879
Machinery and equipment	79,971,006	71,222,475
Furniture, fixtures, software and computers	12,336,230	11,361,501
Automotive equipment	2,073,225	2,025,855
Construction in progress	1,306,267	2,575,285
	161,672,952	149,911,437
Less accumulated depreciation	(74,308,450)	(62,244,744)
Net property, plant, and equipment	87,364,502	87,666,693

Goodwill	69,420,256	66,157,000
Intangibles and other assets	17,723,464	18,868,230

Total Assets	$381,961,158	$354,715,447

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED BALANCE SHEETS (Continued)

	As of February 28,
Liabilities and Shareholders' Equity	2010	2009

Current liabilities:
Accounts payable	$12,116,783	$17,853,171
Income tax payable	246,602	259,734
Accrued salaries and wages	4,978,522	5,509,197
Other accrued liabilities	12,393,729	12,293,073
Customer advance payment	7,454,650	13,632,734
Profit sharing	5,216,000	6,070,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,221,902	2,753,532
Total current liabilities	43,628,188	58,371,441

Long-term debt due after one year	100,000,000	100,000,000

Deferred income tax liabilities	10,466,932	9,232,302

Total liabilities	$154,095,120	$167,603,743

Commitments and Contingencies

Shareholders' equity:
Common stock, $1 par value; 50,000,000 shares authorized; 12,609,160 shares issued at February 28, 2010 and February 28, 2009	12,609,160	12,609,160
Capital in excess of par value	20,783,366	18,241,664
Retained earnings	196,394,134	161,755,340
Accumulated other comprehensive income (loss)	(672,858)	(3,198,159)
Less common stock held in treasury, at cost (252,638 shares at February 28, 2010 and 464,944 shares at February 28, 2009)	(1,247,764)	(2,296,301)
Total shareholders' equity	227,866,038	187,111,704

	$381,961,158	$354,715,447

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	February 28,	February 28,	February 29,
	2010	2009	2008

Cash flows from operating activities:
Net income	$37,727,924	$42,206,225	$27,687,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,603,004	12,921,034	7,998,899
Amortization	1,823,491	1,606,957	199,981
Share based compensation expense	2,306,330	1,843,318	845,346
Amortization of deferred borrowing costs	305,394	281,076	13,580
Provision for doubtful accounts	40,602	931,794	111,171
Deferred income tax expense (benefit)	(381,840)	5,568,600	(529,264)
Net (gain) loss on insurance settlement or sale of property, plant and equipment	(93,299)	(1,508,892)	50,914
Effects of changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	26,822,381	(16,653,577)	11,264,808
Inventories	14,662,337	1,998,318	2,060,797
Prepaid expenses and other assets	(241,823)	43,211	999,226
Net change in billings related to costs and estimated earnings on uncompleted contracts	(985,767)	671,143	(3,027,519)
Accounts payable	(5,800,477)	755,889	(9,280,234)
Other accrued liabilities and income taxes	(9,200,471)	9,531,074	530,896

Net cash provided by operating activities	82,587,786	60,196,170	38,926,190

Cash flows from investing activities:
Proceeds from the sale or insurance settlement of property, plant and equipment	423,751	3,529,481	219,795
Acquisition of subsidiaries, net of cash acquired	(6,899,561)	(96,332,010)	-
Purchases of property, plant and equipment	(12,036,726)	(20,008,583)	(9,926,198)

Net cash used in investing activities	(18,512,536)	(112,811,112)	(9,706,403)

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the years ended
	February 28,	February 28,	February 29,
	2010	2009	2008
Cash flows from financing activities:
Proceeds from long-term debt	-	100,000,000	-
Debt acquisition costs	-	(2,000,000)	-
Tax benefits from stock options exercised	1,609,125	72,453	3,053,649
Proceeds from exercise of stock options and stock appreciation rights	466,117	31,242	3,450,413
Payments on revolving loan	-	-	(35,200,000)
Cash Dividends Paid	(3,089,130)	-	-

Net cash provided by (used in) financing activities	(1,013,888)	98,103,695	(28,695,938)

Effect of exchange rate changes on cash	(12,044)	(157,983)	-

Net increase (decrease) in cash and cash equivalents	63,049,318	45,330,770	523,849

Cash and cash equivalents at beginning of year	47,557,711	2,226,941	1,703,092

Cash and cash equivalents at end of year	$110,607,029	$47,557,711	$2,226,941

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,532,634	$3,322,618	$1,672,214

Income taxes	$21,167,656	$20,558,538	$13,726,926

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in	Retained	Accumulated Other	Treasury	Total
			excess of	earnings	Comprehensive	Stock
	Shares	Amount	par value		Income (Loss)
Balance at February 28, 2007	12,609,160	$12,609,160	$11,086,703	$91,861,526	$28,621	$(4,437,760)	$111,148,250
Exercise of stock options			1,384,241			2,066,172	3,450,413
Stock compensation			845,345				845,345
Federal income tax deducted on stock options			3,053,649				3,053,649
Comprehensive income:
Net income				27,687,589			27,687,589
Other comprehensive income, net of tax: Unrealized gain (loss) on market value of interest rate swaps, net of ($15,411) of income tax					(28,621)		(28,621)
Comprehensive income							27,658,968
Balance at February 29, 2008	12,609,160	$12,609,160	$16,369,938	$119,549,115	$-	$(2,371,588)	$146,156,625
Exercise of stock options			(5,364)			36,606	31,242
Stock compensation			1,804,637			38,681	1,843,318
Federal income tax deducted on stock options			72,453				72,453
Comprehensive income:
Net income				42,206,225			42,206,225
Foreign currency translation					(3,198,159)		(3,198,159)
Comprehensive income							39,008,066
Balance at February 28, 2009	12,609,160	$12,609,160	$18,241,664	$161,755,340	$(3,198,159)	$(2,296,301)	$187,111,704
Exercise of stock options			142,368			323,749	466,117
Stock compensation			2,271,758			34,572	2,306,330
Stock issued for SARs			(1,995,438)			513,101	(1,482,337)
Employee Stock Purchase Plan			513,889			177,115	691,004
Federal income tax deducted on stock options			1,609,125				1,609,125
Cash dividend paid				(3,089,130)			(3,089,130)
Comprehensive income: Net income				37,727,924			37,727,924
Foreign currency translation					2,525,301		2,525,301
Comprehensive income							40,253,225
Balance at February 28, 2010	12,609,160	12,609,160	20,783,366	196,394,134	(672,858)	(1,247,764)	227,866,038

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

Basis of consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Capital Structure—On April 5, 2007, our Board of Directors authorized a two-for-one split of common stock, to be effected in the form of a share dividend of one share of Common Stock for every one share of Common Stock outstanding. The dividend was paid on May 4, 2007 to shareholders of record on April 20, 2007. All share and per share data provided herein give effect to this stock split, applied retroactively.  At our 2009 Annual Meeting of Shareholders, the shareholders approved our authorized shares to be increased to 50 million.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s diversity by virtue of two operating segments, the number of customers, and the absence of a concentration of trade accounts receivable in a small number of customers. The Company performs continual evaluations of the collectability of trade accounts receivable and allowance for doubtful accounts based upon historical losses, economic conditions and customer specific events.  After all collection efforts are exhausted and an account is deemed uncollectible, it is written off against the allowance for doubtful accounts. The Company’s net credit losses in 2010, 2009 and 2008 were approximately $231,000, $662,000 and $151,000, respectively. Collateral is usually not required from customers as a condition of sale.

Revenue recognition—The Company recognizes revenue for the Electrical and Industrial Products Segment  upon transfer of title and risk to customer or based upon the percentage-of-completion method of accounting for electrical products built to customer specifications under long-term contracts. We typically recognize revenue for the Galvanizing Services Segment at completion of the service unless we specifically agree with the customer to hold its material for a predetermined period of time after the completion of the galvanizing process and, in that circumstance, we invoice and recognize revenue upon shipment. Customer advanced payments presented in the balance sheet arise from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method.  The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion. Contract costs include direct labor and material and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred.

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

Long-lived assets, intangible assets and goodwill—Purchased intangible assets included on the balance sheet as other assets are comprised of customer lists, backlogs and non-compete agreements. Such intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from two to fifteen years.  The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than their carrying amount.  In those situations, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset's fair value, generally determined based upon discounted estimates of future cash flows.  For goodwill, the Company performs an annual impairment test in the fourth quarter of each year or as indicators are present.  The test is calculated using the anticipated future cash flows after tax from our operating segments.  Based on the present value of the future cash flows, we will determine whether impairment may exist.  A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years.  Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies.

Debt issue costs—Debt issue costs, included in other assets, are expensed using the effective interest rate method over the term of the debt.

Income taxes—Income tax expense is based on the asset and liability method. Under this method of accounting, deferred tax assets and liabilities are recognized based on differences between financial accounting and income tax basis of assets and liabilities using presently enacted tax rates and laws.

Stock-based compensation—The Company has granted stock options or stock appreciation rights for a fixed number of shares to employees and directors. A discussion of stock-based compensation can be found in Note 9 of Notes to Consolidated Financial Statements.

Financial instruments — The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of financial instruments approximate the amount of their carrying value.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivative financial instruments— From time to time, the Company uses derivatives to manage interest rate risk. The Company’s policy is to use derivatives for risk management purposes only, which includes maintaining the ratio between the Company’s fixed and floating rate debt obligations that management deems appropriate, and prohibits entering into such contracts for trading purposes. The Company enters into derivatives only with counterparties (primarily financial institutions) which have substantial financial wherewithal to minimize credit risk. As the result of the current global financial crisis, a number of financial institutions have failed or required government assistance, and counterparties considered substantial may develop credit risk. The amount of gains or losses from the use of derivative financial instruments has not been and is not expected to be material to the Company’s consolidated financial statements. As of February 28, 2010, the Company had no derivative financial instruments.

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

The following is a roll-forward of amounts accrual for warranties:

(In thousands)
Balance at February 28, 2007	$1,578
Warranty costs incurred	(1,034)
Additions charged to income	1,188
Balance at February 29, 2008	$1,732
Warranty costs incurred	(1,454)
Additions charged to income	1,737
Balance at February 28, 2009	$2,015
Warranty costs incurred	(2,130)
Additions charged to income	2,912
Balance at February 28, 2010	$2,797

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

Foreign Currency Translation

The local currency is the functional currency for the Company’s B&S subsidiary located in Canada.  B&S’s assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet date, and revenues and expenses are translated at weighted-average exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included in accumulated other comprehensive income (loss).

Recent Accounting Pronouncements

In March 2009, the Company adopted ASC 805-10 (formerly SFAS 141R), “Business Combinations”, which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that closed in fiscal 2010, both at the acquisition date and in subsequent periods. In April 2009, the FASB amended the guidance to clarify the accounting for assets acquired and liabilities assumed arising from contingencies.  The new guidance retains the fundamental principles of the purchase method of accounting for business combinations; however, they require several changes in the way the assets and liabilities are recognized in an acquisition. All assets acquired and liabilities assumed, excluding contingent consideration, are recognized at the acquisition-date fair value with limited exceptions.  Acquisition related costs, including due diligence fees, are required to be expensed. New accounting concepts and valuation complexities are introduced and many of the changes have the potential to generate greater earnings volatility after an acquisition. We applied the new accounting requirements to our most recent acquisition on July 31, 2009 of Zinc Partners LLC and Pilot Galvanizing, Inc. and the total acquisition cost expense was $330,000 for that acquisition. The effect of the new requirements on the Company’s results of operations and financial condition will depend on the nature and size of future acquisitions.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company adopted the pending provisions of ASC 820 (formerly SFAS No. 157), “Fair Value Measurements”, in March 2009. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of ASC 820 did not have a material effect on the Company’s results of operations and financial position.

Also in March 2009, the Company adopted the amendments to ASC 815 (formerly SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”) which require, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. In addition the amendment requires expanded disclosure of contingencies included in derivative instruments related to credit risk. The adoption of this new guidance did not have an effect on the Company’s financial statements.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In February 2010, the FASB issued amended guidance to Topic 855 which no longer requires that a SEC filer disclose the date through which subsequent events have been evaluated.  The amended guidance did not change the requirement to evaluate subsequent events through the filing dates. The adoption of this new guidance has not had a material effect on the financial statements of the Company.

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

2.	Inventories

Inventories consist of the following:

	2010	2009
	(In thousands)
Raw materials	$23,356	$27,275
Work-in-process	11,542	23,037
Finished goods	5,227	3,464
	$40,125	$53,776

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	2010	2009
	(In thousands)
Costs incurred on uncompleted contracts	$83,169	$70,236
Estimated earnings	53,876	31,393
	137,045	101,629
Less billings to date	127,485	93,054
	$9,560	$8,575

The amounts noted above are included in the accompanying consolidated balance sheet under the following captions:

	2010	2009
	(In thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$10,782	$11,329
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,222)	(2,754)
	$9,560	$8,575

4.	Other accrued liabilities

Other accrued liabilities consist of the following:

	2010	2009
	(In thousands)
Accrued interest	$2,600	$2,600
Tenant improvements	1,938	2,177
Accrued warranty	2,797	2,015
Commissions	1,737	1,931
Group medical insurance	1,009	800
Other	2,313	2,770
	$12,394	$12,293

5.	Employee benefit plans

The Company has a trustee profit sharing plan and 401(k) plan covering substantially all of its employees. Under the provisions of the plan, the Company contributes amounts as authorized by the Board of Directors. Total contributions to the profit sharing plan, which included the Company’s 401(k) matching, were $6,711,000 for 2010, $7,435,000 for 2009 and $4,871,000 for 2008.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Income taxes

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability are as follows:

	2010	2009
	(In thousands)
Deferred income tax assets:
Employee related items	$1,686	$1,380
Inventories	334	257
Accrued warranty	1,049	756
Accounts receivable	269	338
Other	1,887	857
Total deferred income tax assets	$5,225	$3,588

Deferred income tax liabilities:
Depreciation methods and property basis differences	$(5,842)	$(5,715)
Other assets and tax-deductible goodwill	(4,625)	(3,517)
Total deferred income tax liabilities	(10,467)	(9,232)
Net deferred income tax liabilities	$(5,242)	$(5,644)

The provision for income taxes consists of:

	2010	2009	2008
	(In thousands)
Federal:
Current	$19,306	$16,363	$15,171
Deferred	(118)	5,264	(486)
State:
Current	3,743	2,725	1,503
Deferred	(8)	400	(43)
Foreign
Current	-	70	-
Deferred	(268)	(118)	-
	$22,655	$24,704	$16,145

A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows:

	2010	2009	2008

Statutory federal income tax rate	35.0%	35.0%	35.0%
Expenses not deductible for tax purposes	.2	.2	.2
State income taxes, net of federal income tax benefit	3.7	3.2	2.1
Benefit of section 199, manufacturing deduction	(1.8)	(1.6)	(1.7)
Other	.4	.1	1.2
Effective income tax rate	37.5%	36.9%	36.8%

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Intangible assets and goodwill

Goodwill is not amortized but is subject to annual impairment tests.  Other intangible assets continue to be amortized over their useful lives.

Changes in goodwill by segment during the year are as follows:

Segment	March 1, 2009	Acquisitions	Foreign Exchange Translation	February 28, 2010
	(In thousands)
Galvanizing services	$25,584	$1,279	$-	$26,863
Electrical & industrial products	40,573	-	1,984	42,557
Total	$66,157	$1,279	$1,984	$69,420

The Company completes its annual impairment analysis of goodwill on December 31st of each year.  As a result the Company determined that there was no impairment of goodwill. There have been no impairment charges of goodwill through February 28, 2010.

In addition to other miscellaneous assets, the Company classifies its intangible assets other than goodwill in other assets on the consolidated balance sheet.

Intangible assets consisted of the following:

	2010	2009
	(In thousands)
Amortizable intangible assets
Customer related intangibles	$15,675	$15,035
Non-compete agreements	2,983	2,983
Trademarks	853	590
Certifications	247	205
Backlog	892	739
	20,650	19,552
Less accumulated amortization	4,491	2,568
	$16,159	$16,984

Accumulated amortization related to customer related intangibles and non-compete agreements were $1,854,000 and $1,722,000, respectively, at February 28, 2010, and $947,000 and $1,285,000, respectively, at February 28, 2009.

The Company recorded amortization expenses for Fiscal 2010, 2009 and 2008 in the amount of $1,823,000, $1,607,000 and $200,000, respectively.  The following table projects the estimated amortization expense for the five succeeding fiscal years and thereafter.

(In thousands)
2011	$1,416
2012	1,407
2013	1,403
2014	1,026
2015	996
Thereafter	9,911
Total	$16,159

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Earnings per share

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

The following table sets forth the computation of basic and diluted earnings per share:
	2010	2009	2008
	(In thousands, except share and per share amounts)
Numerator:
Net income for basic and diluted earnings per common share	$37,728	$42,206	$27,688

Denominator:
Denominator for basic earnings per common share - weighted-average shares	12,283,167	12,140,152	12,012,789

Effect of dilutive securities:
Stock compensation award	192,650	162,024	214,423

Denominator for diluted earnings per common share - adjusted weighted-average shares	12,475,817	12,302,176	12,227,212

Earnings per share basic and diluted:
Basic earnings per common share	$3.07	$3.48	$2.30
Diluted earnings per common share	$3.02	$3.43	$2.26

Stock options or Stock Appreciation Rights for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. At the end of fiscal years 2010, 2009 and 2008, there were 121,170, 131,690 and no stock options and  Stock Appreciation Rights, respectively, outstanding with exercise prices greater than the average market price of common shares.

9.	Stock options

During fiscal 2006, the Company adopted the AZZ incorporated 2005 Long Term Plan (as subsequently amended and restated, the “2005 Plan”). The purpose of the 2005 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees and directors restricted stock (“Restricted Stock”), performance awards, restricted stock units (“Restricted Stock Units”), Stock Appreciation Rights (“SARs” or “Stock Appreciation Rights”) and options to purchase Common Stock of the Company. The 2005 Plan was amended on July 8, 2008. The maximum number of shares that may be issued under the 2005 Plan is 1 million shares.

On June 1, 2006, 234,160 SARs were issued under the 2005 Plan with an exercise price of $11.55. As of February 28, 2010, no SARs were outstanding.  These awards qualify for equity treatment in accordance with FAS 123R. These stock appreciation rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met. The weighted average fair value of SARs granted on June 1, 2006 was determined to be $2.915 based on the following assumptions: risk-free interest rate of 5%, no dividend yield, expected volatility of 27.81% and expected life of 3 years.  Compensation expenses related to the June 1, 2006 grant were $19,000, $120,000 and $152,000 for fiscal 2010, 2009 and 2008, respectively. As of February 28, 2010, we had no unrecognized costs related to the June 1, 2006 SAR grants.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On March 1, 2007, 147,740 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $19.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met and qualify for equity treatment. The weighted average fair value of SARs granted on March 1, 2007, was determined to be $5.54 based on the following assumptions: risk-free interest rate of 5%, no dividend yield, expected volatility of 29.52% and expected life of 3 years.  As of February 28, 2010, 129,780 of these SARs were outstanding due to the exercise of 17,960 SARs upon the retirement of two directors and three employees. Compensation expense related to the March 1, 2007 grants were $103,000, $202,000 and $512,000 for fiscal 2010, 2009 and 2008, respectively. We had no unrecognized cost related to the March 1, 2007 SAR grants as of February 28, 2010.

On March 1, 2008, 131,690 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $35.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met and qualify for equity treatment. The weighted average fair value of SARs awarded on March 1, 2008, was determined to be $11.80 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 41.81% and expected life of 3 years.  As of February 28, 2010, 123,060 of these SARs were outstanding due to the exercise and forfeiture of 8,630 SARs upon the retirement of certain key employees.  Compensation expense was recognized in the amount of $234,000 and $1,091,000, respectively for fiscal 2010 and fiscal 2009. We had unrecognized cost of $236,000 related to the March 1, 2008 SAR grants as of February 28, 2010.

On September 1, 2008, we adopted the AZZ incorporated Employee Stock Purchase Plan (the “Plan”). The purpose of the Plan is to allow employees of the Company to purchase Common Stock of the Company through accumulated payroll deductions. Offerings under the Plan have a duration of 24 months.  On the first day of an offering period (the Enrollment Date), the participant is granted the option to purchase shares on each exercise date during the offering period up to 10% of the participant’s compensation at the lower of 85% of the fair market value of a share of stock on the Enrollment Date or 85% of the fair market value of a share of stock on the Exercise Date.  The participant’s right to purchase stock in the Plan is restricted to no more than $25,000 per calendar year.  Participants may terminate their interest in a given offering, or a given exercise period, by withdrawing all, but not less than all, of the accumulated payroll deductions of the account at any time prior to the end of the offering period.  The estimated shares to be issued on the first enrollment were 36,100 shares after estimated forfeitures. The weighted average fair value of these shares was determined to be $14.69 based on the following assumptions: risk-free interest rate of 2%, no dividend yield expected volatility of 50.40% and expected life of 2 years.  Compensation expense in the amount of $265,000 and $133,000 was recognized in fiscal 2010 and 2009, respectively. We had unrecognized cost of $133,000 related to the Plan as of February 28, 2010. In accordance with the Plan, 20,822 and 9,097 shares were issued on March 1, 2009 and September 1, 2009, respectively, to the enrolled employees.  On March 1, 2009, the date of the second offering, the estimated shares to be issued were 14,019 after estimated forfeitures. The weighted average fair value of these shares was determined to be $7.33 based on the following assumptions:  risk-free interest rate of 3%, no dividend yield, expected volatility of 50.40% and expected life of 2 years. Compensation expense in the amount of $51,000 was recognized during fiscal 2010.  In accordance with the Plan, 5,943 shares were issued on September 1, 2009.  As of February 28, 2010, we had unrecognized costs of $51,000 related to the second issuance under the Plan.  On September 1, 2009, the date of the third offering, the estimated shares to be issued were 3,523 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.31 based on the following assumptions:  risk-free interest rate of 3.25%, no dividend yield, expected volatility of 54.52% and expected life of 2 years. Compensation expense in the amount of $13,000 was recognized during the fiscal year ended February 28, 2010. As of February 28, 2010, we had unrecognized costs of $40,000 related to the third issuance under the Plan.

During fiscal 2002, the Company adopted the AZZ incorporated 2001 Long-Term Incentive Plan (“2001 Plan”).  The purpose of the 2001 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors Restricted Stock and options to purchase Common Stock of the Company. The maximum number of shares that may be issued under the 2001 Plan is 1.5 million shares. In conjunction with the adoption of the 2001 Plan, all options still available for issuance under pre-existing option plans were terminated. At February 28, 2010, 59,068 vested options were outstanding under the 2001 Plan and exercisable at prices ranging from $4.22 to $12.12 per share. Options under the 2001 Plan vest from immediately upon issuance to ratably over a period of three to five years and expire at various dates through March 2013. There were no new options or Stock Appreciation Rights granted under the 2001 plan during fiscal 2010.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On March 1, 2009, 31,666 shares of Restricted Stock Units were issued to our key employees under the 2005 Plan. The Restricted Stock Unit awards have a three year cliff vesting schedule, but may vest early under accelerated vesting provisions in the 2005 Plan. The market value of a share of our stock was $18.12 on the date the Company granted the Restricted Stock Units. Compensation expense in the amount of $423,000 was recognized during fiscal 2010. The amount of unrecognized cost at February 28, 2010 was $151,000.

On March 1, 2009, 163,233 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $18.12. These Stock Appreciation Rights have a three year vesting schedule, but may vest early if accelerated vesting provisions in the 2005 Plan are met and qualify for equity treatment. The weighted average fair value of SARs awarded on March 1, 2009, was determined to be $8.08 based on the following assumptions: risk-free interest rate of 3%, no dividend yield, expected volatility of 46.89% and expected life of 5 years.  Compensation expense in the amount of $969,000 was recognized during fiscal 2010.  As of February 28, 2010, we had unrecognized cost of $349,000 related to the March 1, 2009 SAR grants.

During fiscal 2010, 2009 and 2008, the Company granted its directors 7,000, 7,000 and 4,781 shares of the Company’s common stock, respectively.  Stock compensation expense was recognized with regard to these grants in the amount of $226,000, $317,000 and $175,000 for fiscal 2010, 2009 and 2008, respectfully .

A summary of the Company’s stock option and equity settled Stock Appreciation Rights activity and related information is as follows:

	2010		2009		2008
	Options/ SAR’s	Weighted Average Exercise Price	Options/ SAR’s	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	607,070	$17.87	485,292	$12.78	825,590	$8.92
Granted	163,233	18.12	131,690	35.80	147,740	19.89
Exercised	(288,422)	11.02	(9,912)	6.89	(488,038)	8.41
Forfeited	(6,740)	35.88	0	N/A	0	N/A
Outstanding at end of year	475,141	$21.86	607,070	$17.87	485,292	$12.78

Exercisable at end of year	290,760	$20.32	414,350	$16.24	248,572	$10.68

Weighted average fair value for the fiscal year indicated of options and SARs granted during such year		$8.08		$11.80		$5.53

The aggregate intrinsic value of the equity settled Stock Appreciation Rights and stock options for the outstanding shares/Stock Appreciation Rights and exercisable shares/Stock Appreciation Rights at February 28, 2010 were $5.1 million and $3.5 million, respectively.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes additional information about stock options and stock appreciation rights outstanding at February 28, 2010.

Range of Exercise Prices	Total Shares/ SAR’s	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares / SAR’s Currently Exercisable	Weighted Average Exercise Price

$4.22 - $5.54	11,746	3.08	$4.22	11,746	$4.22
$7.70 - $8.80	46,622	2.05	$8.27	46,622	$8.27
$12.12 - $19.89	293,713	1.11	$18.89	168,452	$18.87
$29.97 - $35.88	123,060	1.00	$35.79	63,940	$35.88
$4.22 - $35.88	475,141	1.23	$21.86	290,760	$20.32

As of February 28, 2010, the Company has approximately 640,654 shares reserved for future issuance under its various stock plans.

10.           Long-term debt

Long-term debt consists of the following:	2010	2009
	(In thousands)
Senior Note, payable to bank, due in annual installments of $14,285,714 beginning in March 2012 through March 2018	$100,000	$100,000
Revolving line of credit with bank	-	-
	$100,000	$100,000
Less amount due within one year	-	-
	$100,000	$100,000

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement by and among AZZ, Bank of America, N.A. ("Bank of America"), and certain other lenders (including Bank of America) (the “Credit Agreement”). The Credit Agreement provides for a $60 million unsecured revolving line of credit with one lender, Bank of America, maturing on May 25, 2011. The facility is used to provide for working capital needs, capital improvements, future acquisitions and letter of credit needs. At February 28, 2010, we had $0 outstanding debt borrowed against the revolving credit facility and letters of credit outstanding in the amount of $14.4 million, which left approximately $45.6 million of additional credit available under the facility.

The Credit Agreement provides for various financial covenants consisting of a) Minimum Consolidated Net Worth–Maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50% of future net income, b) Maximum Leverage Ratio–Maintain on a consolidated basis a Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.25:1.0, c) Fixed Charge Coverage Ratio– Maintain on a consolidated basis a Fixed Charge Coverage Ratio of at least 1.5:1.0 and d) Capital Expenditures–Not to make Capital Expenditures on a consolidated basis in an amount in excess of $22 million during  fiscal 2009 and $20 million for any subsequent year.

The Fifth Amendment increases our revolving line of credit from $60 million to $80 million and matures on May 25, 2014.  It also increases the maximum amount of capital expenditures we are permitted to make in any fiscal year without the prior approval of our lenders from $20 million to $30 million on a consolidated basis.  The Amendment also increases the amount of cash dividends the Company is allowed to pay to $15 million annually and increases the basket for AZZ common stock repurchases to $40 million over the life of the revolving line of credit.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Credit Agreement provides for an applicable margin ranging from .75% to 1.25% over the Eurodollar Rate and Commitment Fees ranging from .175% to .25% depending on our Leverage Ratio. The applicable margin was .75% at February 28, 2010.

On March 31, 2008, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") pursuant to which the Company issued $100,000,000 aggregate principal amount of its 6.24% unsecured Senior Notes due March 31, 2018 through a private placement (the "Note Offering"). These Senior Notes are for 10 years with interest only paid semi annually for the first 4 years and then principal payments of $14.3 million paid each year starting on March 31, 2012 plus applicable interest paid each quarter. Pursuant to the Note Purchase Agreement, the Company’s payment obligations with respect to the Senior Notes may be accelerated upon any Event of Default, as defined in the Note Purchase Agreement.

In connection with the Note Offering the Company entered into an amendment to our Credit Agreement. The Second Amendment contained the consent of Bank of America to the Note Offering, amended the Credit Agreement to provide that the Note Offering will not constitute a default under the Credit Agreement and amended Credit Agreement to reflect the same financial covenants as the Notes..

The Senior Notes provide for various financial covenants of a) Minimum Consolidated Net Worth - Maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50% of future net income; b) Maximum Ratio of Consolidated Indebtedness to Consolidated EBITDA - Maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00;  c) Fixed Charge Coverage Ratio – Maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in Note Purchase Agreement) of at least 2.0:1.0; d) Priority Indebtedness – The Company will not at any time permit aggregate amount of all Priority Indebtedness (as defined in Note Purchase Agreement) to exceed 10% of Consolidated Net Worth (as defined in Note Purchase Agreement).

The Company is in compliance at February 28, 2010 with all of its debt covenants.

Maturities of long-term debt are as follows:

(In thousands)
2011	$-
2012	-
2013	14,286
2014	14,286
2015	14,286
Thereafter	57,142
Total	$100,000

11.         Operating segments

The Company has two reportable segments: (1) Electrical and Industrial Products and (2) Galvanizing Services. The Electrical and Industrial Products Segment provides highly engineered specialty components to the power generation transmission and distribution market, and to the industrial market. The Galvanizing Services Segment provides hot dip galvanizing services to the steel fabrication industry through facilities located throughout the South, Midwest, East Coast and Southwest United States. Hot dip galvanizing is a metallurgical process by which molten zinc is applied to a customer’s material. The zinc bonding renders a corrosive resistant coating enhancing the life of the material for up to fifty years.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information regarding operations and assets by segment is as follows:

	2010	2009	2008
Net sales:	(In thousands)
Electrical and Industrial Products	$203,457	$225,797	$179,181
Galvanizing Services	153,573	186,567	141,012
	$357,030	$412,364	$320,193
Segment Operating income (a):
Electrical and Industrial Products	$40,803	$38,952	$29,158
Galvanizing Services	44,843	53,183	35,087
Total Segment Operating Income	85,646	92,135	64,245

General corporate expenses (b)	18,447	19,441	18,890
Interest expense	6,838	6,170	1,495
Other (income) expense, net (c)	(22)	(386)	27
	25,263	25,225	20,412
Income before income taxes	$60,383	$66,910	$43,833

Depreciation and amortization:
Electrical and Industrial Products	$3,725	$3,116	$2,375
Galvanizing Services	12,163	10,280	5,004
Corporate	1,539	1,176	820
	$17,427	$14,572	$8,199

Expenditures for acquisitions, net of cash, and property, plant and equipment:
Electrical and Industrial Products	$2,311	$20,339	$4,998
Galvanizing Services	15,486	92,811	4,662
Corporate	1,139	3,248	266
	$18,936	$116,398	$9,926
Total assets:
Electrical and Industrial Products	$119,689	$159,334	$114,722
Galvanizing Services	139,228	138,826	72,083
Corporate	123,044	56,555	6,514
	$381,961	$354,715	$193,319

Goodwill:
Electrical and Industrial Products	$42,557	$40,574	$30,997
Galvanizing Services	26,863	25,583	9,965
	$69,420	$66,157	$40,962

(a)
Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses and other income and expense items that are specifically identifiable to a segment.

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

Leases

The Company leases various facilities under non-cancelable operating leases with initial terms in excess of one year. As of February 28, 2010, the future minimum payments required under these operating leases are summarized in the below table.  Rental expense for real estate and personal property was approximately $5,823,000, $4,713,000 and $3,132,000 for fiscal years 2010, 2009 and 2008, respectively, and includes all short-term as well as long-term rental agreements.

The following summarizes the Company’s operating leases for the next five years and thereafter.

(In thousands)
2011	$3,972
2012	3,568
2013	3,142
2014	2,776
2015	2,614
Thereafter	11,441
Total	$27,513

Commodity pricing

The Company manages its exposures to commodity prices through the use of the following.

In the Electrical and Industrial Products Segment, the Company has exposure to commodity pricing for copper, aluminum and steel. Because the Electrical and Industrial Products Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses in customer contracts, although during continuing difficult market conditions these escalation clauses may not be obtainable.

In the Galvanizing Services Segment, the Company utilizes contracts with our zinc suppliers that include protective caps to guard against rising zinc prices.  The Company also secures firm pricing for natural gas supplies with individual utilities when possible.  There is no contracted volume purchase commitments associated with the natural gas or zinc agreements.  Management believes these agreements ensure adequate supplies and partially offset exposure to commodity price swings.

Other

At February 28, 2010, the Company had outstanding letters of credit in the amount of $14.4 million.  These letters of credit are issued to customers in our Electrical and Industrial Products Segment to cover any potential warranty costs and in lieu of performance and bid bonds.  In addition, as of February 28, 2010, a warranty reserve in the amount of $2.8 million has been established to offset any future warranty claims.

The Company has been named as a defendant in certain lawsuits in the normal course in business.  In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on our financial position or results of operations.

13.	Quarterly financial information, Unaudited (in thousands, except per share amounts)

	Quarter ended
	May 31, 2009	August 31, 2009	November 30, 2009	February 28, 2010
Net sales	$95,492	$95,157	$81,518	$84,863
Gross profit	29,688	30,614	25,713	23,631
Net income	9,900	11,119	8,743	7,966
Basic earnings per common share	.81	.91	.71	.64
Diluted earnings per common share	.80	.89	.70	.64

	Quarter ended
	May 31, 2008	August 31, 2008	November 30, 2008	February 28, 2009
Net sales	$99,958	$103,259	$108,860	$100,286
Gross profit	26,269	29,477	29,487	28,119
Net income	10,123	11,304	10,813	9,967
Basic earnings per common share	.83	.93	.89	.82
Diluted earnings per common share	.82	.92	.88	.81

14.	Acquisitions

On March 31, 2008, AZZ acquired substantially all of the assets of AAA Industries, Inc. The purchase price of the transaction was approximately $81.6 million. The purchased assets included six galvanizing plants (three plants located in Illinois, one plant located in Indiana, one plant located in Minnesota and one plant located in Oklahoma) and related equipment and supplies. This acquisition is included in the Galvanizing Services Segment.  The acquisition was made to compliment our existing facilities in this region and to expand our geographic footprint.

The following table summarizes the estimated fair value of the assets acquired and liabilities of AAA Industries, Inc. assumed at the date of acquisition:

($ in thousands)
Current Assets	$18,061
Property and Equipment	32,879
Intangible Assets	16,070
Goodwill	15,618
Total Assets Acquired	82,628
Current Liabilities	(1,053)
Net Assets Acquired	$81,575

Of the $16.1 million of intangible assets acquired, $1.8 million and $14.3 million are assigned to non-compete agreements and customer related intangibles and other, respectively. These intangible assets are being amortized and have a weighted average life of 13.8 years. Goodwill of $15.6 million arising from the acquisition has been allocated to the Galvanizing Services Segment and will be deductible for income tax purposes.

The following consolidated pro forma information assumes that the acquisition of AAA Industries, Inc. took place on March 1, 2007 for the income statements for the years ended 2010, 2009 and 2008.

	February 28, 2010	February 28, 2009	February 29, 2008
	(In thousands, except per share amounts)

Net Sales	$357,030	$416,914	$378,379

Net Income	$37,728	$42,237	$28,755

Earnings Per Common Share:
Basic Earnings Per Share	$3.07	$3.48	$2.39
Diluted Earnings Per Share	$3.02	$3.43	$2.35

On July 31, 2009, AZZ acquired substantially all of the assets related to Pilot Galvanizing, Inc. in Poca, West Virginia, and Zinc Partners, LLC in Bristol, Virginia. The acquisition is a part of the stated AZZ strategy to continue the geographic expansion of our served market in order to provide a basis for continued growth of the Galvanizing Services Segment of the Company.  AZZ has effectively doubled its network of plants in the last 3 years and continues to seek out additional expansion opportunities.

On July 1, 2008, we acquired substantially all of the assets of Blenkhorn and Sawle, Ltd., headquartered in St. Catharines, Ontario, Canada.  The purchase price was approximately $14.9 million in cash plus assumption of certain current liabilities. Goodwill recognized in connection with the transaction was $12.1 million and is expected to be deductible for tax purposes. Intangible assets recognized were $2 million including customer lists and trademarks.  Blenkhorn and Sawle has been a premier supplier of electrical equipment since 1948.  As a custom turn-key solutions provider and certified professional engineering house, they have supplied products to the major utility companies, and to the oil and gas, mining, industrial and nuclear power industries in Canada.  This acquisition is included in our Electrical and Industrial Products Segment.  The acquisition was made to obtain a local manufacturer of electrical products to expand our served markets to include the Canadian Utility market.

15.	Subsequent Events

On April 1, 2010 we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with North American Galvanizing & Coatings, Inc. (“NGA”) (NASDAQ: NGA) to acquire NGA through a cash tender offer for a price of $7.50 per share in cash, followed by a merger with a subsidiary of AZZ. The acquisition will be funded from AZZ’s cash on hand and our existing credit facility.  The tender offer  commenced on May 7, 2010 and will expire on the 20th business day from the commencement date unless extended in accordance with the terms of the Merger Agreement and applicable law. The $7.50 per share price represents a premium of approximately 42.6% over the weighted average price of NGA’s common shares for the 30 trading days immediately proceeding April 1, 2010. The transaction is valued at approximately $125.6 million. AZZ and NGA anticipate the transaction can close by the end of AZZ’s second fiscal quarter of 2011.

NGA’s Board of Directors has unanimously approved the Merger Agreement and the transactions contemplated by the Merger Agreement, and has resolved to recommend that NGA’s stockholders tender their shares in connection with the tender offer. The closing of the tender offer is subject to the tender of at least two thirds (⅔) of NGA’s outstanding shares and other customary conditions.

On April 29,2010, AZZ incorporated entered into the Fifth Amendment to Second Amended and Restated Credit Agreement, (the “Fifth Amendment”), with Bank of America, N.A. which amends our Second Amended and Restated Credit Agreement, (the “Credit Agreement”), dated as of May 25, 2006.

The Fifth Amendment increases our revolving line of credit from $60 million to $80 million and matures on May 25, 2014.  It also increases the maximum amount of capital expenditures we are permitted to make in any fiscal year without the prior approval of our lenders from $20 million to $30 million on a consolidated basis.  The Fifth Amendment also increases the amount of cash dividends the Company is allowed to pay to $15 million annually and increases the basket for AZZ common stock repurchases to $40 million over the life of the revolving line of credit.

This is an unsecured, revolving credit facility to be used to provide for working capital needs, capital improvements, future acquisitions, and letter of credit needs.  The Credit Agreement provides for various financial covenants consisting of a) Minimum Consolidated Net Worth – maintain on a consolidated basis net worth equal to at least the sum of $182.3 million, representing 80% of net worth at February 28, 2010, plus 50% of future net income, b) Maximum Leverage Ratio – maintain on a consolidated basis a Leverage Ratio not to exceed 3.25:1.0, c) Fixed Charge Coverage Ratio – maintain on a consolidated basis a Fixed Charge Coverage Ratio of at least 1.75:1.0 and d) the limit on capital expenditures describe above.

The Credit Agreement provides for an applicable margin of from 1.0% to 1.75% over the Eurodollar Rate and Commitment Fees ranging from .20% to .30% depending on our Leverage Ratio (as defined above).

Schedule II
AZZ incorporated

Valuation and Qualifying Accounts and Reserves
(In thousands)

		Year Ended
	February 28, 2010	February 28, 2009	February 29, 2008
Allowance for Doubtful Accounts

Balance at Beginning of year	$900	$630	$670
Additions charged or credited to income	41	932	111
Balances written off, net of recoveries	(221)	(662)	(151)
Balance at end of year	$720	$900	$630

Index to Exhibits as Required By Item 601 of Regulation S-K.

3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).
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
10(17)
Agreement and Plan of Merger by and among AZZ incorporated, Big Kettle Merger Sub, Inc. and North American Galvanizing and Coatings, Inc. dated as of March 31, 2010 (incorporated by reference to Exhibit 2(1) to the current report on Form 8-K file by the registrant on April 1, 2010).

10(18)
Stockholders Agreement by and among AZZ incorporated, Big Kettle Merger Sub, Inc. and certain stockholders of North American Galvanizing and Coatings, Inc. dated as of March 31, 2010 (incorporated by reference to Exhibit 2(1) to the current report on Form 8-K file by the registrant on April 1, 2010).

10(19)
Fifth Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated April 29, 2010 (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the registrant on April 30, 2010).

11	Computation of Per Share Earnings (see Note 8 to the Consolidated Financial Statements). Filed Herewith.
14	Code of Ethics. The Company’s Code of Business Conduct and Ethics may be accessed via the Company’s Website at www.azz.com.
21	Subsidiaries of Registrant. Filed Herewith.
23.1	Consent of BDO Seidman LLP. Filed Herewith.
31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 7, 2010. Filed Herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 7, 2010. Filed Herewith.
32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 7, 2010. Filed Herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 7, 2010. Filed Herewith.