Form 10-Q
period 2010-06-25
AZZ INC
filed 2010-06-25
CIK 8947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at May 31, 2010:
Common Stock, $1.00 par value per share	12,424,701

AZZ incorporated
INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Condensed Financial Statements:
	Consolidated Balance Sheets at May 31, 2010 and February 28, 2010	3
	Consolidated Income Statements for the Three Months Ended May 31, 2010 and May 31, 2009	4
	Consolidated Statements of Cash Flows for the Three Months Ended May 31, 2010 and May 31, 2009	5
	Consolidated Statement of Shareholders' Equity for the Three Months Ended May 31, 2010	6
	Notes to Consolidated Financial Statements	7-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	12-18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19
Item 4.	Controls and Procedures.	20

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors.	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22
Item 3.	Defaults Upon Senior Securities.	22
Item 4.	Submission of Matters to a Vote of Security Holders.	22
Item 5.	Other Information.	22
Item 6.	Exhibits.	22

	SIGNATURES	23

	EXHIBIT INDEX	24

PART I. FINANCIAL INFORMATION

Item 1.                    Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	05/31/10	02/28/10
Assets	(Unaudited)

Current Assets:
Cash and Cash Equivalents	$110,166,107	$110,607,029
Accounts Receivable (Net of Allowance for Doubtful Accounts of $619,116 at May 31, 2010 and $720,000 at February 28, 2010	39,498,395	39,431,918
Inventories:
Raw Material	27,252,167	23,356,416
Work-In-Process	11,955,172	11,541,710
Finished Goods	4,828,279	5,226,455
Costs and Estimated Earnings In Excess of Billings On Uncompleted Contracts	11,373,635	10,782,424
Deferred Income Taxes	5,723,261	5,225,379
Prepaid Expenses and Other	3,641,314	1,281,605

Total Current Assets	214,438,330	207,452,936

Property, Plant and Equipment, Net	85,427,889	87,364,502
Goodwill	69,490,838	69,420,256
Intangibles and Other Assets	17,381,891	17,723,464

	$386,738,948	$381,961,158
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts Payable	$15,626,993	$12,116,783
Income Tax Payable	3,168,470	246,602
Accrued Salaries and Wages	3,393,823	4,978,522
Other Accrued Liabilities	11,955,547	17,609,729
Customer Advance Payment	7,533,033	7,454,650
Billings In Excess of Costs and Estimated Earnings On Uncompleted Contracts	1,820,865	1,221,902

Total Current Liabilities	43,498,731	43,628,188

Long-Term Debt Due After One Year	100,000,000	100,000,000
Deferred Income Taxes	10,031,215	10,466,932

Shareholders' Equity:
Common Stock, $1 Par Value, Shares Authorized -50,000,000, Shares Issued 12,609,160	12,609,160	12,609,160
Capital In Excess of Par Value	22,426,344	20,783,366
Retained Earnings	199,665,521	196,394,134
Accumulated Other Comprehensive Loss	(580,982)	(672,858)
Less Common Stock Held In Treasury, At Cost (184,459 Shares at May 31, 2010 and 252,638 Shares at February 28, 2010)	(911,041)	(1,247,764)

Total Shareholders' Equity	233,209,002	227,866,038

	$386,738,948	$381,961,158

See Accompanying Notes to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1.                    Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS

	THREE MONTHS ENDED
	5/31/10	5/31/09
	(Unaudited)	(Unaudited)

Net Sales	$77,474,546	$95,492,001

Costs and Expenses
Cost of Sales	53,911,073	65,803,751
Selling, General and Administrative	12,274,335	12,123,549
Interest Expense	1,691,115	1,686,557
Net Gain On Sale Or Insurance Settlement of Property, Plant and Equipment	(9,430)	(5,031)
Other Expense (Income)	(363,950)	(80,644)
	67,503,143	79,528,182

Income Before Income Taxes	9,971,403	15,963,819
Income Tax Expense	3,597,914	6,063,659

Net Income	$6,373,489	$9,900,160

Earnings Per Common Share
Basic Earnings Per Share	$0.51	$0.81

Diluted Earnings Per Share	$0.51	$0.80

See Accompanying Notes to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION
Item I.                    Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	THREE MONTHS ENDED
	5/31/10	5/31/09
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$6,373,489	$9,900,160

Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Provision For Doubtful Accounts	(69,556)	4,944
Amortization and Depreciation	4,474,736	4,152,782
Deferred Income Tax (Benefit) Expense	(934,529)	183,252
Net Gain On Sale Or Insurance Settlement of Property, Plant & Equipment	(9,430)	(5,031)
Amortization of Deferred Borrowing Costs	80,515	76,349
Share Based Compensation Expense	1,824,081	1,348,638

Effects of Changes In Assets & Liabilities:
Accounts Receivable	24,693	6,401,471
Inventories	(3,906,804)	4,166,208
Prepaid Expenses and Other	(2,359,061)	(2,162,640)
Other Assets	(123,387)	12,038
Net Change In Billings Related To Costs and Estimated Earnings On Uncompleted Contracts	7,752	(2,700,604)
Accounts Payable	3,509,346	(1,438,759)
Other Accrued Liabilities and Income Taxes Payable	(4,722,929)	(6,198,969)

Net Cash (Used In) Provided By Operating Activities	4,168,916	13,739,839

Cash Flows Used For Investing Activities:
Proceeds From Sale Or Insurance Settlement of Property, Plant, and Equipment	121,462	8,800
Purchase of Property, Plant and Equipment	(2,246,898)	(3,709,174)

Net Cash Used In Investing Activities	(2,125,436)	(3,700,374)

Cash Flows From Financing Activities:
Proceeds From Exercise of Stock Options and Stock Appreciation Rights	25,141	16,675
Excess Tax Benefits From Stock Options Exercises	607,587	48,889
Dividends Paid	(3,102,102)	-

Net Cash Provided By (Used In) Financing Activities	(2,469,374)	65,564

Effect of Exchange Rate Changes on Cash	(15,028)	25,990

Net (Decrease) Increase In Cash & Cash Equivalents	(440,922)	10,131,019

Cash & Cash Equivalents At Beginning of Period	110,607,029	47,557,711

Cash & Cash Equivalents At End of Period	$110,166,107	$57,688,730

Supplemental Disclosures
Cash Paid For Interest	$3,170,600	$3,170,208

Cash Paid For Income Taxes	$247,934	$303,147

See Accompanying Notes to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1.                    Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Common Stock		Capital in		Accumulated Other
			Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Par Value	Earnings	Income (Loss)	Stock	Total
Balance at February 28, 2010	12,609,160	$12,609,160	$20,783,366	$196,394,134	$(672,858)	$(1,247,764)	$227,866,038
Exercise of Stock Options			12,339			12,802	25,141
Stock Compensation			1,824,081			-	1,824,081
Stock Issued for SARs			(1,040,731)			262,626	(778,105)
Employee Stock Purchase Plan			239,702			61,295	300,997
Federal Income Tax Deducted on Stock Options and SARs			607,587				607,587
Cash Dividend Paid				(3,102,102)			(3,102,102)
Comprehensive Income:
Net Income				6,373,489			6,373,489
Foreign Currency Translation					91,876		91,876
Comprehensive Income							6,465,365
Balance at May 31, 2010	12,609,160	$12,609,160	$22,426,344	$199,665,521	$(580,982)	$(911,041)	$233,209,002

AZZ incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         Basis of Presentation.

These interim unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2010 included in the Company’s Annual Report on Form 10-K covering such period.  For purposes of the report, “AZZ”, the “Company”, “we”, “our”, “us” or similar reference means AZZ incorporated and our consolidated subsidiaries.

Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends.  For example, the fiscal year that ended February 28, 2010 is referred to as fiscal 2010.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of May 31, 2010, and the results of its operations and cash flows for the three-month periods ended May 31, 2010 and 2009.

2.         Earnings per share.

    Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.

    The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended May 31,
	2010	2009
	(Unaudited)
	($ in thousands except share and per share data)
Numerator: Net income for basic and diluted earnings per common share	$6,373	$9,900

Denominator: Denominator for basic earnings per common share –weighted average shares	12,397	12,169
Effect of dilutive securities: Stock options/Equity SARs and Restricted Stock	152	241
Denominator for diluted earnings per common share	12,549	12,410

Earnings per share basic and diluted:
Basic earnings per common share	$.51	$.81
Diluted earnings per common share	$.51	$.80

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

On June 1, 2006, 234,160 SARs were issued under the 2005 Plan with an exercise price of $11.55. As of May 31, 2010, all of these SARs were vested and exercised.  These awards qualified for equity treatment. The weighted average fair value of SARs granted on June 1, 2006 was determined to be $2.92 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 27.81% and expected life of 3 years.  Compensation expenses related to the June 1, 2006 grants of $0 and $19,000 were recognized during the three month periods ended May 31, 2010 and 2009, respectively.  As of May 31, 2010, we had no unrecognized cost related to the June 1, 2006 SAR grants.

On March 1, 2007, 147,740 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $19.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the 2005 Plan are met and qualify for equity treatment. The weighted average fair value of SARs granted on March 1, 2007, was determined to be $5.54 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 29.52% and expected life of 3 years.  As of May 31, 2010, all of these SARs were vested and exercised. Compensation expense related to the March 1, 2007 grants of $0 and $26,000 were recognized during the three month periods ended May 31, 2010 and 2009, respectively.  As of May 31, 2010, we had no unrecognized costs related to the March 1, 2007 SAR grants.

On March 1, 2008, 131,690 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $35.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the 2005 Plan are met and qualify for equity treatment. The weighted average fair value of SARs awarded on March 1, 2008, was determined to be $11.80 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 41.81% and expected life of 3 years. As of May 31, 2010, 123,060 of these SARs were outstanding after giving effect to the forfeiture of 6,740 SARs and the exercise of 1,890 SARs due to the accelerated vesting of a retired employee.  Compensation expense related to the March 1, 2008 grants of $59,000 and $59,000 were recognized during the three month periods ended May 31, 2010 and 2009, respectively. As of May 31, 2010, we had unrecognized cost of $177,000 related to the March 1, 2008 SAR grants.

On September 1, 2008, we implemented the AZZ incorporated Employee Stock Purchase Plan (the “Plan”). The purpose of the Plan is to allow employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under the Plan have a duration of 24 months. On the first day of an offering period (the “Enrollment Date”), the participant is granted the option to purchase shares on each exercise date during the offering period up to 10% of the participant’s compensation at the lower of 85% of the fair market value of a share of stock on the Enrollment Date or 85% of the fair market value of a share of stock on the exercise date.  The participant’s right to purchase stock in the Plan is restricted to no more than $25,000 per calendar year and to no more than 5,000 shares per 24 month offering period.  Participants may terminate their interest in a given offering, or a given exercise period, by withdrawing all, but not less than all, of the accumulated payroll deductions of the account at any time prior to the end of the offering period.  We estimate the shares to be issued on the first enrollment to be 36,100 shares after estimated forfeitures. The weighted average fair value of these shares was determined to be $14.69 based on the following assumptions:  risk-free interest rate of 2%, dividend yield of 0.0%, expected volatility of 50.40% and expected life of 2 years.  Compensation expenses in the amount of $66,000 and $66,000 were recognized during the three month periods ended May 31, 2010, and 2009, respectively.  As of May 31, 2010, we had unrecognized cost of $66,000 related to the Plan. In accordance with the Plan, 20,822, 9,097 and 7,245 shares were issued on March 1, 2009,

September 1, 2009 and March 1, 2010, respectively, to the enrolled employees.  On March 1, 2009, the date of the second offering, the estimated shares to be issued were 14,019 after estimated forfeitures. The weighted average fair value of these shares was determined to be $7.33 based on the following assumptions:  risk-free interest rate of 3%, dividend yield of 0.0%, expected volatility of 50.40% and expected life of 2 years. Compensation expense in the amount of $13,000 was recognized during the three month period ended May 31, 2010. In accordance with the Plan, 5,943 and 4,175 shares were issued on September 1, 2009 and March 1, 2010, respectively.  As of May 31, 2010, we had unrecognized costs of $39,000 related to the second issue of the Plan.  On September 1, 2009, the date of the third offering, the estimated shares to be issued were 3,523 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.31 based on the following assumptions:  risk-free interest rate of 3.25%, dividend yield of 0.0%, expected volatility of 54.52% and expected life of 2 years.  Compensation expense in the amount of $7,000 was recognized during the three month period ended May 31, 2010. As of May 31, 2010, we had unrecognized costs of $34,000 related to the third issue of the Plan.  In accordance with the Plan, 991 shares were issued on March 1, 2010 to the enrolled employees.  On March 1, 2010, the date of the fourth offering, the estimated shares to be issued were 2,715 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.19 based on the following assumptions:  risk-free interest rate of 3.87%, dividend yield of 2.96%, expected volatility of 67.65% and expected life of 2 years.  Compensation expense in the amount of $5,000 was recognized during the three month period ended May 31, 2010. As of May 31, 2010, we had unrecognized costs of $36,000 related to the third issue of the Plan.

On March 1, 2009, 31,666 shares of Restricted Stock were issued to our key employees under the 2005 Plan. The Restricted Stock awards have a three year cliff vesting schedule, but may vest early under accelerated vesting provisions in the 2005 Plan. The market value of a share of our stock was $18.12 on the date of grant. Compensation expense in the amount of $19,000 and $354,000 was recognized during the three month periods ended May 31, 2010 and May 31, 2009, respectively. The amount of unrecognized cost at May 31, 2010 was $132,000.

On March 1, 2009, 163,233 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $18.12. These Stock Appreciation Rights have a three year vesting schedule, but may vest early if accelerated vesting provisions in the 2005 Plan are met and qualify for equity treatment. The weighted average fair value of SARs awarded on March 1, 2009, was determined to be $8.08 based on the following assumptions: risk-free interest rate of 3%, dividend yield of 0.0%, expected volatility of 46.89% and expected life of 5 years.  As of May 31, 2010, 145,568 SARs were outstanding after giving effect to the forfeiture of 1,661 SARs and the exercise of 16,004 SARs.  Compensation expense in the amount of $44,000 and $812,000 was recognized during the three month periods ended May 31, 2010 and May 31, 2009, respectively.  As of May 31, 2010, we had unrecognized cost of $306,000 related to the March 2, 2009 SAR grants.

On March 1, 2010, 150,382 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $31.67. These Stock Appreciation Rights have a three year vesting schedule, but may vest early if accelerated vesting provisions in the 2005 Plan are met and qualify for equity treatment. The weighted average fair value of SARs awarded on March 1, 2010, was determined to be $12.31 based on the following assumptions: risk-free interest rate of 3.61%, dividend yield of 3.16%, expected volatility of 53.31% and expected life of 5 years.  Compensation expense in the amount of $1,157,000 was recognized during the three month period ended May 31, 2010.  As of May 31, 2010, we had unrecognized cost of $694,000 related to the March 1, 2010 SAR grants.

On March 1, 2010, 22,906 shares of Restricted Stock were issued to our key employees under the 2005 Plan. The Restricted Stock awards have a three year cliff vesting schedule, but may vest early under accelerated vesting provisions in the 2005 Plan. The market value of a share of our stock was $31.67 on the date of grant. Compensation expense in the amount of $455,000 was recognized during the three month period ended May 31, 2010.   The amount of unrecognized cost at May 31, 2010 was $270,000.

4.	Segments.

We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 28, 2010.  Information regarding operations and assets by segment is as follows:

	Three Months Ended May 31,
	2010	2009
	(unaudited)
	($ in thousands)
Net Sales:
Electrical and Industrial Products	$37,161	$55,386
Galvanizing Services	40,314	40,106
	$77,475	$95,492

Segment Operating Income (a):
Electrical and Industrial Products	$6,610	$10,512
Galvanizing Services	11,473	12,793
Total Segment Operating Income	$18,083	$23,305

General Corporate Expense (b)	$6,452	$5,684
Interest Expense	1,691	1,687
Other (Income) Expense, Net (c)	(31)	(30)
	$8,112	$7,341

Income Before Taxes	$9,971	$15,964

Total Assets:
Electrical and Industrial Products	$120,591	$159,785
Galvanizing Services	142,319	133,998
Corporate	123,829	66,282
	$386,739	$360,065

(a)
Segment operating income consists of net sales, less cost of sales, specifically identifiable selling, general and administrative expenses, and other income and expense items that are specifically identifiable to a segment.

(b)
General Corporate Expense consists of selling, general and administrative expenses that are not specifically identifiable to a segment. It includes $1.2 million of acquisition costs for the three month period ended May 31, 2010.

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

Warranty Reserve
(unaudited)
($ in thousands)

Balance at February 29, 2008	$1,732
Warranty costs incurred	(1,454)
Additions charged to income	1,737
Balance at February 28, 2009	$2,015
Warranty costs incurred	(2,130)
Additions charged to income	2,912
Balance at February 28, 2010	$2,797
Warranty costs incurred	(1,109)
Additions charged to income	298
Balance at May 31, 2010	$1,986

6.	Subsequent Events.

On April 1, 2010, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with North American Galvanizing & Coatings, Inc. (“NGA”) (NASDAQ: NGA) to acquire NGA through a cash tender offer for a price of $7.50 per share in cash, followed by a merger with a subsidiary of AZZ. The acquisition will be funded from our cash on hand and our existing credit facility.  The tender offer commenced on May 7, 2010 and expired on June 14, 2010. Approximately 12,900,590 shares were accepted for payment in the tender offer and an additional 117,395 shares were tendered pursuant to guaranteed deliveries. These shares were funded on June 15, 2010 in the amount of $97.6 million. The number of shares tendered in the tender offer satisfies the conditions set out in the Merger Agreement.  We intend to effect the merger of a subsidiary of AZZ with and into NGA as promptly as possible. The transaction is valued at approximately $125.6 million. AZZ and NGA anticipate the transaction can close by the end of AZZ’s second fiscal quarter. The acquisition of NGA will be funded with cash and our revolving line of credit.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as, “may,” “should,” “expects, “ “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand and response to products and services offered by AZZ, including demand by the electrical power generation markets, electrical transmission and distribution markets, the industrial markets, and the hot dip galvanizing markets; prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; changes in the economic conditions of the various markets that AZZ serves, foreign and domestic, customer request delays of shipments, acquisition opportunities, adequacy of financing, and availability of experienced management employees to implement AZZ’s growth strategy. AZZ has provided additional information regarding risks associated with the business in AZZ’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010 and other filings with the SEC, available for viewing on AZZ’s website at www.azz.com and on the SEC’s website at www.sec.gov.

In addition, certain factors regarding AZZ’s proposed acquisition of North American Galvanizing & Coatings, Inc. (“NGA”) could affect the outcome of the matters described herein, including, but not limited to, (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger by and among AZZ, Big Kettle Merger Sub, Inc. and NGA, dated as of March 31, 2010 (the “Merger Agreement”), (2) the outcome of any legal proceedings that may be instituted against us or others following the announcement of the Merger Agreement, (3) risks that the proposed transaction disrupts current plans and operations, (4) the costs, fees and expenses related to the transaction, (5) changes in customer demand and response to products and services offered by NGA, including demand by the hot dip galvanizing markets, and (6) changes in the economic conditions of the various markets that NGA serves.

You are urged to consider these factors carefully in evaluating the forward-looking statements herein and are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by this cautionary statement. These statements are based on information as of the date hereof and AZZ assumes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended February 28, 2010, as well as with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 28, 2010. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment.  We use revenue by segment and segment operating income to evaluate our segments.  Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment.  The other (income) expense items included in segment operating income are generally insignificant.  For a reconciliation of segment operating income to pretax income, see Note 4 to our quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q.

Orders and Backlog

Our entire backlog relates to our Electrical and Industrial Products Segment. Our backlog was $111.0 million as of May 31, 2010, an increase of $1.1 million or 1%, as compared to $110 million at February 28, 2010.  Our book-to-ship ratio was 1.01 to 1 for the first quarter ended May 31, 2010, as compared to .74 to 1 for the same period in the prior year.  Incoming orders increased 11% over the same period a year ago. Based on customer feedback, we believe that we should begin to see some modest improvement in the backlog by the end of  fiscal 2011.

Backlog Table
($ in thousands)(unaudited)

	Period Ended		Period Ended
Backlog	2/28/10	$109,918	2/28/09	$174,831
Bookings		78,603		70,719
Shipments		77,475		95,492
Backlog	5/31/10	$111,046	5/31/09	$150,058
Book to Ship Ratio		1.01		.74

Segment Revenues

The following table reflects the breakdown of revenue by segment:

	Three Months Ended
	5/31/2010	5/31/2009
	($ in thousands (unaudited))
Revenue:
Electrical and Industrial Products	$37,161	$55,386
Galvanizing Services	40,314	40,106
Total Revenue	$77,475	$95,492

For the three-month period ended May 31, 2010, consolidated revenues were $77.5 million, a 19% decrease as compared to the same period in fiscal 2010. For the quarter ended May 31, 2010, the Electrical and Industrial Products Segment contributed 48% of the Company’s revenues, and the Galvanizing Services Segment accounted for the remaining 52% of the combined revenues. For the three month period ended May 31, 2009, the Electrical and Industrial Products Segment contributed 58% of the Company’s revenues, and the Galvanizing Services Segment accounted for the remaining 42% of the combined revenues.

Revenues for the Electrical and Industrial Products Segment decreased $18.2 million, or 33%, for the three-month period ended May 31, 2010, as compared to the same period in fiscal 2010. The decreased revenues were the result of reduced order intake during the third and fourth quarters of fiscal 2010. The lower order intake during the second half of fiscal 2010 was a reflection of economic and regulatory uncertainty in our served markets.

Revenues in the Galvanizing Services Segment increased $.2 million, or 1%, for the three-month period ended May 31, 2010, as compared to the same period in fiscal 2010.   The volume of steel processed for the three month period ended May 31, 2010 accounted for the 1% increase in revenues. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended
	5/31/2010	5/31/2009
	($ in thousands)(unaudited)
Segment Operating Income:
Electrical and Industrial Products	$6,610	$10,512
Galvanizing Services	11,473	12,793
Total Operating Income	$18,083	$23,305

Our total operating income decreased 22% for the three-month period ended May 31, 2010, to $18.1 million as compared to $23.3 million for the same period in fiscal 2010. Total operating margins decreased to 23% for the three month period as compared to 24% for the same period in fiscal 2010. The decrease in margins resulted from the loss of operating leverage due to lower revenues, primarily from the Electrical and Industrial Products Segment. The Electrical and Industrial Products Segment generated 37% of the operating income for the three months ended May 31, 2010, while the Galvanizing Services Segment produced the remaining 63%.

Segment operating income in the Electrical and Industrial Products Segment decreased 37% for the three-month period ended May 31, 2010, to $6.6 million as compared to $10.5 million for the same period in fiscal 2010. Operating margins were 18% as compared to 19% for the same period in fiscal 2010.  Operating profit and margins were negatively impacted during the quarter as a result of the loss of leverage due to reduced plant utilization as a result of lower volumes.

In the Galvanizing Services Segment, operating income decreased 10% for the three-month period ended May 31, 2010, to $11.5 million as compared to $12.8 million for the same period in fiscal 2010. Operating margins decreased to 28% for the three-month period ended May 31, 2010, as compared to 32% for the same period in fiscal 2010. The reduction in income was the result of higher material and overhead costs that we were unable to recover through price increases.

General Corporate Expenses

General Corporate expenses, (see Note 4 to consolidated financial statements) not specifically identifiable to a segment, for the three-month period ended May 31, 2010, were $6.5 million compared to $5.7 million for the same period in fiscal 2010.  As a percentage of sales, General Corporate expenses were 8% for the three-month period ended May 31, 2010, as compared to 6% for the same period in fiscal 2010. Excluding the acquisition cost of NGA, as a percentage of sales, General Corporate expense would have been 6% for the period ended May 31, 2010.  General Corporate expenses were higher due primarily to expensed acquisition costs related to the NGA acquisition in the amount of $1.2 million.

Interest

Net interest expense for the three-month period ended May 31, 2010 was unchanged at $1.7 million as compared to the same period in fiscal 2010. As of May 31, 2010, we had outstanding long term debt of $100 million, unchanged from the same quarter last year.  Our long-term debt to equity ratio was .43 to 1 at May 31, 2010, as compared to .50 to 1 for the same quarter in fiscal 2010.

Other (Income) Expense

For the three-month period ended May 31, 2010, the amounts in other (income) expense not specifically identifiable with a segment (see Note 4 to consolidated financial statements) were insignificant.

Income Taxes

The provision for income taxes reflects an effective tax rate of 36% for the three-month period ended May 31, 2010, as compared to 38% for same period in fiscal 2010. The income tax rate decrease for the first quarter of fiscal 2011 is due to lower state income taxes due to the mix of income from various taxing jurisdictions and an increase in the federal manufacturing credit as compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, capital improvements, debt repayment, possible future cash dividend payments, letters of credit and acquisitions. We believe that working capital, funds available under our credit agreement, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, payment of debt, and possible future cash dividend payments and possible future acquisitions including North American Galvanizing & Coatings, Inc. during fiscal 2011.

Our operating activities generated cash flows of approximately $4.2 million for the three-month period ended May 31, 2010 and $13.7 million during the same period in the prior fiscal year.  Cash flow from operations for the three-month period ended May 31, 2010 included net income in the amount of $6.4 million, depreciation and amortization in the amount of $4.5 million, and other adjustments to reconcile net income to net cash in the amount of a $.9 million.  Included in other adjustments were provisions for bad debt in the amount of ($.07 million), deferred income taxes in the amount of ($.9 million), gain or loss on the sale of assets in the amount of ($.01 million), and other non-cash adjustments in the amount of $1.8 million.  Negative cash flow was recognized due to increased inventories and prepaid expenses in the amount of $3.9 million and $2.4 million, respectively, and decreased accrued liabilities in the amount of $4.7 million.  These negative cash flows were partially offset by decreased accounts receivables and revenue in excess of billings and increased accounts payable in the amount of $.02 million, $.08 million and $3.5 million, respectively.  Accounts receivable average days outstanding were 52 days at May 31, 2010, as compared to 53 days at February 28, 2010.

Cash used in investing activities during the quarter ended May 31, 2010 was approximately $2.2 million related to capital improvements.

A cash dividend declared and paid for the three-month period ended May 31, 2010 in the amount of $3.1 million.

Our working capital was $170.9 million at May 31, 2010, as compared to $136.7 million at May 31, 2009.

On April 29, 2010, we entered into the Fifth Amendment to the Second Amended and Restated Credit Agreement by and among AZZ, Bank of America, N.A. (“Bank of America”) and certain other lenders (including Bank of America) (the “Credit Agreement”), which replaced our Second Amended and Restated Revolving and Term Credit Agreement dated as of May 25, 2006. The Credit Agreement provides for an $80 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2014. This is an unsecured revolving credit facility, which we used to refinance outstanding borrowings and is used to provide for working capital needs, capital improvements, future cash dividend payments, future acquisitions, and letter of credit needs. At May 31, 2010, we had no outstanding debt borrowed against the revolving credit facility. However, we had letters of credit outstanding in the amount of $14.3 million, which left approximately $65.7 million of additional credit available under the revolving credit facility.

The Credit Agreement provides for various financial covenants of a) Minimum Consolidated Net Worth - Maintain on a consolidated basis net worth equal to at least the sum of $182.3 million plus 50% of future net income; b) Maximum Ratio of Consolidated Indebtedness to Consolidated EBITDA – Maintain a ratio of indebtedness to EBITDA (as defined in the Credit Agreement) not to exceed 3.25:1.00;  c) Fixed Charge Coverage Ratio – Maintains on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Credit  Agreement) of at least 1.75:1.0.  The Credit Agreement maintains a maximum expenditure for fixed assets of $30 million per fiscal year. We were in compliance at May 31, 2010 with all of our debt covenants.

The Credit Agreement provides for an applicable margin ranging from 1% to 1.75% over the Eurodollar Rate and Commitment Fees ranging from .20% to .30% depending on our Leverage Ratio (as defined in the Credit Agreement).

On March 31, 2008, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which the Company issued $100 million aggregate principal amount of its 6.24% unsecured Senior Notes (the “Notes”) due March 31, 2018 through a private placement (the “Note Offering”).  Pursuant to the Note Purchase Agreement, the Company’s payment obligations with respect to the Notes may be accelerated upon any Event of Default, as defined in the Note Purchase Agreement.

In connection with the Note Offering, we entered into an amendment to our Credit Agreement. The Amendment contains the consent of Bank of America to the Note Offering and amends the Credit Agreement to provide that the Note Offering will not constitute a default under the Credit Agreement.

The Notes provide for various financial covenants of a) Minimum Consolidated Net Worth - Maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50% of future net income; b) Maximum Ratio of Consolidated Indebtedness to Consolidated EBITDA – Maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00;  c) Fixed Charge Coverage Ratio – Maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Note Purchase Agreement) of at least 2.0:1.0; d) Priority Indebtedness – The Company will not at any time permit the aggregate amount of Priority Indebtedness (as defined in the Note Purchase Agreement) to exceed 10% of Consolidated Net Worth (as defined in the Note Purchase Agreement).  We were in compliance at May 31, 2010 with all of our debt covenants.

Our current ratio (current assets/current liabilities) was 4.93 to 1 at the quarter ended May 31, 2010, as compared to 3.78 to 1 at the quarter ended May 31, 2009.  Long-term debt as a percentage of shareholders’ equity ratio was .43 to 1 at May 31, 2010.

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

SUBSEQUENT EVENTS

On April 1, 2010, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with North American Galvanizing & Coatings, Inc. (“NGA”) (NASDAQ: NGA) to acquire NGA through a cash tender offer for a price of $7.50 per share in cash, followed by a merger with a subsidiary of AZZ. The acquisition will be funded from our cash on hand and our existing credit facility.  The tender offer commenced on May 7, 2010 and expired on June 14, 2010. Approximately 12,900,590 shares were accepted for payment in the tender offer and an additional 117,395 shares were tendered pursuant to guaranteed deliveries.  The number of shares tendered in the tender offer satisfies the conditions set out in the Merger Agreement.  We intend to effect the merger of a subsidiary of AZZ with and into NGA as promptly as possible. The transaction is valued at approximately $125.6 million. AZZ and NGA anticipate the transaction can close by the end of AZZ’s second fiscal quarter.  On June 15, 2010 we funded the tendered shares in the amount of $97.6 million.  We anticipated funding the remaining outstanding shares in the amount of $28 million by the end of our second quarter. The acquisition of NGA will be funded with cash and our revolving line of credit.

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

CONTRACTUAL COMMITMENTS

 Leases

We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of May 31, 2010 are summarized in the table below under “Other.”

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

In the Galvanizing Services Segment, we utilize contracts with our zinc suppliers that include protective caps and fixed cost contracts to guard against rising zinc prices.  We also secure firm pricing for natural gas supplies with individual utilities when possible.  Management believes these agreements ensure adequate supplies and partially offset exposure to commodity price swings.

We have no contracted commitments for any other commodity items including steel, aluminum, natural gas, copper, zinc or any other commodity, except for those entered into under the normal course of business.

Other

At May 31, 2010, we had outstanding letters of credit in the amount of $14.3 million.  These letters of credit are issued, in lieu of performance and bid bonds, to a portion of our customers to cover any potential warranty costs that the customer might incur.  In addition, as of May 31, 2010, a warranty reserve in the amount of $2 million has been established to offset any future warranty claims.

The following summarizes our operating leases, and long-term debt and interest expense for the next five years.

Fiscal Year	Operating Leases	Long-Term Debt	Interest on Long Term Debt	Total
(unaudited) ($ in thousands)
2011	$2,906	$-	$3,120	$6,026
2012	3,568	-	6,240	9,808
2013	3,142	14,286	5,794	23,222
2014	2,776	14,286	4,903	21,965
2015	2,614	14,286	4,011	20,911
Thereafter	11,441	57,142	7,132	75,715
Total	$26,447	$100,000	$31,200	$157,647

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition, impairment of long-lived assets, identifiable intangible assets and goodwill, accounting for income taxes and stock options and stock appreciation rights. Actual results may differ from these estimates under different assumptions or conditions.  The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 of the Notes to Condensed Consolidated Financial Statements.

Allowance for Doubtful Accounts - The carrying value of our accounts receivable is continually evaluated based on the likelihood of collection. An allowance is maintained for estimated losses resulting from our customers' inability to make required payments. The allowance is determined by historical experience of uncollected accounts, the level of past due accounts, overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and by future expectations of conditions that might impact the collectability of accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

Impairment of Long-Lived Assets, Identifiable Intangible Assets and Goodwill - We record impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment losses on long-lived assets are measured based on the excess of the carrying amount over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. A significant change in events, circumstances or projected cash flows could result in an impairment of long-lived assets, including identifiable intangible assets. An annual impairment test of goodwill is performed in the fourth quarter of each fiscal year.  The test is calculated using the anticipated future cash flows after tax from our operating segments. Based on the present value of the future cash flows, we will determine whether impairment may exist.  A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market, changes in economic conditions of these various markets, raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies. As a result of our testing, we have concluded goodwill is not reasonably likely to be impaired.

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

We account for uncertainties in income taxes, which prescribes a recognition threshold and measurement attribute for recording in the financial statements uncertain tax positions taken or expected to be taken and provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements.

Stock Options, Stock Appreciation Rights and Restricted Stock Units - Our employees and directors are periodically granted stock options or stock appreciation rights by the Compensation Committee of the Board of Directors. The compensation cost of all employee stock-based compensation awards is measured based on the grant-date fair value of those awards, and that cost is recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).

The valuation of stock options and stock appreciation rights is complex in that there are a number of variables included in the calculation of the value of the award:

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

The restricted stock units are valued at the market price on the close of business for each grant date.  Compensation expense is recorded ratably over the vesting period.

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

In addition, after we announced on March 31, 2010 our proposed acquisition of NGA, several lawsuits challenging the transaction were filed seeking to enjoin it or recover unspecified damages from us in respect thereof.  On April 13, 2010, Morris Akerman, a purported NGA stockholder, filed a putative class action complaint in the Delaware Court of Chancery on behalf of himself and all other similarly situated stockholders, captioned Akerman v. North American Galvanizing & Coatings, Inc., et al., C.A. No. 5407-CC. On April 16, 2010, Gerald Beddow, a purported stockholder of NGA, filed a putative class action complaint in the Delaware Court of Chancery on behalf of himself and all other similarly situated stockholders, captioned Beddow v. North American Galvanizing & Coatings, Inc., et al., C.A. No. 5420-VCL. On April 16, 2010, Barbara Gibbs, a purported stockholder of NGA, filed a putative class action complaint in the County Court for Rogers County, Oklahoma on behalf of herself and all other similarly situated stockholders, captioned Gibbs v. North American Galvanizing & Coatings, Inc., et al., Case No. CJ-2010-308. On April 20, 2010, Richard Devivo, a purported stockholder of NGA, filed a putative class action complaint in the District Court for Tulsa County, Oklahoma on behalf of himself and all other similarly situated stockholders, captioned Devivo v. Morrow, et al., Case No. 2010-02551.  On May 5, 2010, Carlos Dorta, a purported NGA stockholder, filed a putative class action complaint in the Delaware Court of Chancery on behalf of himself and all other similarly situated stockholders, captioned Dorta v. Morrow, et al., C.A. No. 5461. These complaints are collectively referred to herein as the “Stockholder Complaints.”

The Stockholder Complaints purport to assert claims against NGA, the Board of Directors of NGA, AZZ and an indirect wholly owned subsidiary of AZZ, Big Kettle Merger Sub, Inc. (collectively, the “Defendants”) alleging breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty in connection with the tender offer for the shares of NGA’s common stock. Among other things, the complaints allege that NGA is being sold at an unfair price. Among other relief, the plaintiffs in each of the Stockholder Complaints is seeking an order enjoining Defendants from proceeding with the Merger Agreement, in addition to rescissionary damages, restitution, and attorneys' fees.

On June 7, 2010, the Defendants entered into a Memorandum of Understanding (the “Memorandum of Understanding”) with the plaintiffs in the Stockholder Complaints to settle all components of that litigation in all of the cases.  Subject to approval by the Rogers County District Court in the Gibbs case noted above, the settlement includes (a) certification of a settlement class consisting of all record and beneficial holders of the Shares at any time from April 1, 2010 through and including the date of the closing of the merger of NGA with and into a subsidiary of AZZ; (b) certain supplemental disclosures contained in an Amendment No. 1 to the Schedule 14D-9 filed by NGA; (c) certain amendments to the Merger Agreement; (d) extension of the expiration date of the tender offer for the shares of NGA’s common stock from June 7, 2010 to June 14, 2010; (e) a release of all claims by class members against all Defendants arising from the tender offer and subsequent merger; (f) orders or judgments of dismissal with prejudice in all cases comprising the litigation; (g) an attorneys’ fee, including expenses for plaintiffs’ counsel, of $500,000; and (h) further terms, all as detailed in the Memorandum of Understanding.  The above summary of the Memorandum of Understanding is qualified in its entirety by reference to the Memorandum of Understanding, which has been filed as Exhibit (a)(5)(A) of the Schedule TO filed by AZZ with the SEC on April 1, 2010 in connection with the tender offer (as amended) and is incorporated herein by reference.

The Memorandum of Understanding provides that the Defendants each have denied, and continue to deny, that they have committed, attempted to commit, or aided and abetted the commission of, any violation of law or engaged in any of the wrongful acts alleged in the Stockholder Complaints, and expressly maintain that they have diligently and scrupulously complied with their fiduciary duties and other legal duties and are entering into the Memorandum of Understanding solely to eliminate the burden and expense of continued litigation.  Notwithstanding their belief that the allegations are without merit, in order to eliminate the litigation burden and expense, the Defendants have concluded that it is desirable that the Stockholder Complaints be settled on the terms reflected in the Memorandum of Understanding, and NGA has agreed to make certain additional disclosures set forth in an Amendment No. 1 to the Schedule 14D-9 filed by NGA without agreeing that any of such disclosures are material and despite denying that the previous disclosures were inadequate.

Item 1A.      Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2010.

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

AZZ incorporated (Registrant)
DATE: June 25, 2010	By: /s/ Dana Perry
Dana Perry Senior Vice President for Finance Principal Financial Officer

EXHIBIT INDEX

3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).
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
10(17)
Agreement and Plan of Merger by and among AZZ incorporated, Big Kettle Merger Sub, Inc. and North American Galvanizing and Coatings, Inc. dated as of March 31, 2010 (incorporated by reference to Exhibit 2(1) to the current report on Form 8-K filed by the registrant on April 1, 2010).

10(18)
Stockholders Agreement by and among AZZ incorporated, Big Kettle Merger Sub, Inc. and certain stockholders of North American Galvanizing and Coatings, Inc. dated as of March 31, 2010 (incorporated by reference to Exhibit 2(2) to the current report on Form 8-K filed by the registrant on April 1, 2010).

10(19)
Fifth Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated April 29, 2010 (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the registrant on April 30, 2010).

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 25, 2010. Filed Herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 25, 2010. Filed Herewith.
32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 25, 2010. Filed Herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 25, 2010. Filed Herewith.