Form 10-Q
period 2010-08-31
AZZ INC
filed 2010-10-01
CIK 8947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at August 31, 2010:
Common Stock, $1.00 par value per share	12,477,872

AZZ incorporated

PART I. FINANCIAL INFORMATION
Item 1.                 Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
	08/31/10	02/28/10
Assets	(Unaudited)

Current Assets:
Cash and Cash Equivalents	$8,836,398	$110,607,029
Accounts Receivable (Net of Allowance for Doubtful Accounts of $747,439 at August 31, 2010 and $720,000 at February 28, 2010)	55,116,112	39,431,918
Inventories:
Raw Material	35,395,235	23,356,416
Work-In-Process	13,697,072	11,541,710
Finished Goods	3,761,620	5,226,455
Costs and Estimated Earnings In Excess of Billings On Uncompleted Contracts	11,030,912	10,782,424
Deferred Income Taxes	7,675,579	5,225,379
Income Tax Receivable	7,130,104	-
Insurance Receivable	6,240,178	-
Prepaid Expenses and Other	3,161,418	1,281,605

Total Current Assets	152,044,628	207,452,936

Property, Plant and Equipment, Net	124,372,383	87,364,502
Goodwill	112,505,842	69,420,256
Intangibles and Other Assets	44,363,914	17,723,464

	$433,286,767	$381,961,158
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts Payable	$18,065,343	$12,116,783
Income Tax Payable	526,899	246,602
Accrued Salaries and Wages	5,753,494	4,978,522
Other Accrued Liabilities	17,297,255	17,609,729
Customer Advance Payment	6,871,335	7,454,650
Billings In Excess of Costs and Estimated Earnings On Uncompleted Contracts	909,056	1,221,902

Total Current Liabilities	49,423,382	43,628,188

Long-Term Debt Due After One Year	112,000,000	100,000,000
Deferred Income Taxes	31,260,094	10,466,932

Shareholders' Equity:
Common Stock, $1 Par Value, Shares Authorized -50,000,000, Shares Issued 12,609,160	12,609,160	12,609,160
Capital In Excess of Par Value	23,247,184	20,783,366
Retained Earnings	206,196,918	196,394,134
Accumulated Other Comprehensive Loss	(801,531)	(672,858)
Less Common Stock Held In Treasury, At Cost (131,288 Shares at August 31, 2010 and 252,638 Shares at February 28, 2010)	(648,440)	(1,247,764)

Total Shareholders' Equity	240,603,291	227,866,038

	$433,286,767	$381,961,158

See Accompanying Notes to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION
Item 1.                 Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	8/31/10	8/31/09	8/31/10	8/31/09
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$99,591,069	$95,157,192	$177,065,615	$190,649,193

Costs And Expenses
Cost of Sales	70,538,383	64,543,362	124,449,456	130,347,113
Selling, General and Administrative	12,230,450	11,389,428	24,504,785	23,512,977
Interest Expense	1,768,129	1,731,006	3,459,244	3,417,563
Net Gain On Sale of Property, Plant and Equipment, and Insurance Proceeds	(47,688)	(65,452)	(57,118)	(70,483)
Other Expense (Income)	(396,462)	(300,687)	(760,412)	(381,331)
	84,092,812	77,297,657	151,595,955	156,825,839

Income Before Income Taxes	15,498,257	17,859,535	25,469,660	33,823,354
Income Tax Expense	5,851,502	6,740,635	9,449,416	12,804,294

Net Income	$9,646,755	$11,118,900	$16,020,244	$21,019,060

Earnings Per Common Share
Basic Earnings Per Share	$0.77	$0.91	$1.29	$1.72

Diluted Earnings Per Share	$0.77	$0.89	$1.27	$1.69

See Accompanying Notes to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION
Item 1.                 Financial Statements.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	SIX MONTHS ENDED
	8/31/10	8/31/09
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$16,020,244	$21,019,060

Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Provision For Doubtful Accounts	16,547	75,893
Amortization And Depreciation	10,270,645	8,444,202
Deferred Income Tax Expense	(1,392,185)	793,432
Net Gain on Sale or Insurance Settlement of Property, Plant & Equipment	(57,118)	(70,483)
Amortization of Deferred Borrowing Costs	163,114	152,697
Share-Based Compensation Expense	2,456,867	1,814,340

Effects of Changes In Assets & Liabilities:

Accounts Receivable	(6,585,941)	4,138,103
Inventories	(4,708,439)	8,177,543
Prepaid Expenses And Other	(1,465,575)	(1,868,078)
Other Assets	(93,690)	10,178
Net Change In Billings Related to Costs and Estimated Earnings on Uncompleted Contracts	(561,334)	2,616,236
Accounts Payable	(940,316)	(2,103,710)
Other Accrued Liabilities and Income Taxes	(5,109,338)	(6,298,910)

Net Cash Provided By Operating Activities	8,013,481	36,900,503

Cash Flows From Investing Activities:
Proceeds From Sale or Insurance Settlement of Property, Plant, and Equipment	186,164	233,803
Purchase of Property, Plant and Equipment	(5,498,056)	(7,545,821)
Acquisition of Subsidiaries, Net of Cash Acquired	(104,091,416)	(7,000,000)

Net Cash Used In Investing Activities	(109,403,308)	(14,312,018)

Cash Flows From Financing Activities:
Proceeds From Exercise of Stock Options and Stock Appreciation Rights	379,956	131,617
Excess Tax Benefits From Stock Options and Stock Appreciation Rights	729,643	1,677,418
Proceeds from Revolving Loan	12,000,000	-
Payments on Long Term Debt	(7,300,000)	-
Dividends Paid	(6,217,460)	-

Net Cash Provided By (Used In ) Financing Activities	(407,861)	1,809,035

Effect Of Exchange Rate Changes on Cash	27,057	(2,830)

Net (Decrease) Increase In Cash & Cash Equivalents	(101,770,631)	24,394,690

Cash & Cash Equivalents at Beginning of Period	110,607,029	47,557,711

Cash & Cash Equivalents at End of Period	$8,836,398	$71,952,401

Supplemental Disclosures
Cash Paid For Interest	$3,279,794	$3,264,866

Cash Paid For Income Taxes	$8,711,060	$9,561,547

See Accompanying Notes to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1.                    Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

	Common Stock		Capital in		Accumulated Other
			Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Par Value	Earnings	Income (Loss)	Stock	Total
Balance at February 28, 2010	12,609,160	$12,609,160	$20,783,366	$196,394,134	$(672,858)	$(1,247,764)	$227,866,038
Exercise of Stock Options			146,242			233,714	379,956
Stock Compensation			2,422,295			34,572	2,456,867
Stock Issued for SARs			(1,074,064)			269,743	(804,321)
Employee Stock Purchase Plan			239,702			61,295	300,997
Federal Income Tax Deducted on Stock Options and SARs			729,643				729,643
Cash Dividend Paid				(6,217,460)			(6,217,460)
Comprehensive Income:
Net Income				16,020,244			16,020,244
Foreign Currency Translation					(128,673)		(128,673)
Comprehensive Income							15,891,571
Balance at August 31, 2010	12,609,160	$12,609,160	$23,247,184	$206,196,918	$(801,531)	$(648,440)	$240,603,291

AZZ incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

1.	Basis of presentation.

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

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of August 31, 2010, and the results of its operations for the three-month and six-month periods ended August 31, 2010 and 2009, respectively, and cash flows for the six-month periods ended August 31, 2010 and 2009.

2.	Earnings per share.

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended August 31,		Six months ended August 31,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands except share and per share data)
Numerator: Net income for basic and diluted earnings per common share	$9,647	$11,119	$16,020	$21,019
Denominator: Denominator for basic earnings per common share –weighted average shares	12,454,932	12,273,428	12,425,833	12,221,338
Effect of dilutive securities: Employee and Director stock awards	144,458	201,381	148,215	221,157
Denominator for diluted earnings per common share	12,599,390	12,474,809	12,574,048	12,442,495

Earnings per share basic and diluted:
Basic earnings per common share	$0.77	$0.91	$1.29	$1.72
Diluted earnings per common share	$0.77	$0.89	$1.27	$1.69

3.           Stock-based Compensation.

During fiscal 2006, the Company adopted the AZZ incorporated 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”). The purpose of the 2005 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees and directors restricted stock, performance awards, stock appreciation rights (“SARs” or “Stock Appreciation Rights”) and options to purchase common stock of the Company. The 2005 Plan was amended on July 8, 2008. The maximum number of shares that may be issued under the 2005 Plan is 1 million shares.

On June 1, 2006, 234,160 SARs were issued under the 2005 Plan with an exercise price of $11.55. As of August 31, 2010, all of these SARs were vested and exercised.  These awards qualified for equity treatment. The weighted average fair value of SARs granted on June 1, 2006 was determined to be $2.92 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 27.81% and expected life of 3 years.  Compensation expense related to the June 1, 2006 grants of $0 and $19,000 were recognized during the six month periods ended August 31, 2010 and 2009, respectively.  As of August 31, 2010, we had no unrecognized cost related to the June 1, 2006 SAR grants.

On March 1, 2007, 147,740 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $19.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the 2005 Plan are met and qualify for equity treatment. The weighted average fair value of SARs granted on March 1, 2007, was determined to be $5.54 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 29.52% and expected life of 3 years.  As of August 31, 2010, all of these SARs were vested and exercised. Compensation expense related to the March 1, 2007 grants of $0 and $52,000 were recognized during the six month periods ended August 31, 2010 and 2009, respectively.  As of August 31, 2010, we had no unrecognized costs related to the March 1, 2007 SAR grants.

On March 1, 2008, 131,690 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $35.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the 2005 Plan are met and qualify for equity treatment. The weighted average fair value of SARs awarded on March 1, 2008, was determined to be $11.80 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 41.81% and expected life of 3 years. As of August 31, 2010, 123,060 of these SARs were outstanding after giving effect to the forfeiture of 6,740 SARs and the exercise of 1,890 SARs due to the accelerated vesting of a retired employee.  Compensation expense related to the March 1, 2008 grants of $118,000 and $118,000 were recognized during the six month periods ended August 31, 2010 and 2009, respectively. As of August 31, 2010, we had unrecognized cost of $118,000 related to the March 1, 2008 SAR grants.

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

Compensation expenses in the amount of $133,000 and $133,000 were recognized during the six month periods ended August 31, 2010, and 2009, respectively.  As of August 31, 2010, we had unrecognized cost of $133,000 related to the Plan. In accordance with the Plan, 20,822, 9,097 and 7,245 shares were issued on March 1, 2009, September 1, 2009 and March 1, 2010, respectively, to the enrolled employees.  On March 1, 2009, the date of the second offering, the estimated shares to be issued were 14,019 after estimated forfeitures. The weighted average fair value of these shares was determined to be $7.33 based on the following assumptions:  risk-free interest rate of 3%, dividend yield of 0.0%, expected volatility of 50.40% and expected life of 2 years. Compensation expenses in the amount of $26,000 and $26,000 were recognized during the six month period ended August 31, 2010, and 2009, respectively. In accordance with the Plan, 4,175 and 5,943 shares were issued on March 1, 2010 and September 1, 2009, respectively.  As of August 31, 2010, we had unrecognized costs of $26,000 related to the second issue of the Plan.  On September 1, 2009, the date of the third offering, the estimated shares to be issued were 3,523 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.31 based on the following assumptions:  risk-free interest rate of 3.25%, dividend yield of 0.0%, expected volatility of 54.52% and expected life of 2 years.  Compensation expense in the amount of $13,000 was recognized during the six month period ended August 31, 2010. As of August 31, 2010, we had unrecognized costs of $27,000 related to the third issue of the Plan.  In accordance with the Plan, 991 shares were issued on March 1, 2010 to the enrolled employees.  On March 1, 2010, the date of the fourth offering, the estimated shares to be issued were 2,715 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.19 based on the following assumptions:  risk-free interest rate of 3.87%, dividend yield of 2.96%, expected volatility of 67.65% and expected life of 2 years.  Compensation expense in the amount of $10,000 was recognized during the six month period ended August 31, 2010. As of August 31, 2010, we had unrecognized costs of $31,000 related to the third issue of the Plan.

On March 1, 2009, 31,666 shares of Restricted Stock were issued to our key employees under the 2005 Plan. The Restricted Stock awards have a three year cliff vesting schedule, but may vest early under accelerated vesting provisions in the 2005 Plan. The market value of a share of our stock was $18.12 on the date of grant. Compensation expense in the amount of $38,000 and $377,000 were recognized during the six month periods ended August 31, 2010 and August 31, 2009, respectively. The amount of unrecognized cost at August 31, 2010 was $113,000.

On March 1, 2009, 163,233 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $18.12. These Stock Appreciation Rights have a three year vesting schedule, but may vest early if accelerated vesting provisions in the 2005 Plan are met and qualify for equity treatment. The weighted average fair value of SARs awarded on March 1, 2009, was determined to be $8.08 based on the following assumptions: risk-free interest rate of 3%, dividend yield of 0.0%, expected volatility of 46.89% and expected life of 5 years.  As of August 31, 2010, 141,584 SARs were outstanding after giving effect to the forfeiture of 1,661 SARs and the exercise of 19,988 SARs.  Compensation expense in the amount of $87,000 and $865,000 was recognized during the six month periods ended August 31, 2010 and August 31, 2009, respectively.  As of August 31, 2010, we had unrecognized cost of $262,000 related to the March 1, 2009 SAR grants.

On March 1, 2010, 150,382 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $31.67. These Stock Appreciation Rights have a three year vesting schedule, but may vest early if accelerated vesting provisions in the 2005 Plan are met and qualify for equity treatment. The weighted average fair value of SARs awarded on March 1, 2010, was determined to be $12.31 based on the following assumptions: risk-free interest rate of 3.61%, dividend yield of 3.16%, expected volatility of 53.31% and expected life of 5 years.  Compensation expense in the amount of $1,238,000 was recognized during the six month period ended August 31, 2010.  As of August 31, 2010, we had unrecognized cost of $613,000 related to the March 1, 2010 SAR grants.

On March 1, 2010, 22,906 shares of Restricted Stock were issued to our key employees under the 2005 Plan. The Restricted Stock awards have a three year cliff vesting schedule, but may vest early under accelerated vesting provisions in the 2005 Plan. The market value of a share of our stock was $31.67 on the date of grant. Compensation expense in the amount of $487,000 was recognized during the six month period ended August 31, 2010. The amount of unrecognized cost at August 31, 2010 was $238,000.

During fiscal 2011 and 2010, the Company granted its directors 7,000 and 7,000 shares of the Company’s common stock, respectively.  Stock compensation expense was recognized with regard to these grants in the amount of $286,000 and $226,000 for the six month periods ended August 31, 2010 and 2009, respectively.

On June 1, 2010, 1,887 shares of Restricted Stock were issued to a key employee under the 2005 Plan. The Restricted Stock awards have a three year cliff vesting schedule, but may vest early under accelerated vesting provisions in the 2005 Plan. The market value of a share of our stock was $40.01 on the date of grant. Compensation expense in the amount of $6,000 was recognized during the six month period ended August 31, 2010. The amount of unrecognized cost at August 31, 2010 was $69,000.

On June 1, 2010, 11,014 Stock Appreciation Rights were awarded to a key employee under the 2005 Plan with an exercise price of $40.01. These Stock Appreciation Rights have a three year vesting schedule, but may vest early if accelerated vesting provisions in the 2005 Plan are met and qualify for equity treatment. The weighted average fair value of SARs awarded on March 1, 2010, was determined to be $15.70 based on the following assumptions: risk-free interest rate of 2.20%, dividend yield of 2.50%, expected volatility of 53.32% and expected life of 5 years.  Compensation expense in the amount of $14,000 was recognized during the six month period ended August 31, 2010.  As of August 31, 2010, we had unrecognized cost of $159,000 related to the June 1, 2010 SARs grant.

4.	Segments.

We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 28, 2010.  Information regarding operations and assets by segment is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands)
Net Sales:
Electrical and Industrial Products	$40,768	$55,568	$77,929	$110,954
Galvanizing Services	58,823	39,589	99,137	79,695
	99,591	95,157	177,066	190,649

Operating Income (a):
Electrical and Industrial Products	7,538	12,094	14,148	22,606
Galvanizing Services	15,241	12,303	26,715	25,096
	22,779	24,397	40,863	47,702

General Corporate Expense (b)	5,515	4,818	11,967	10,502
Interest Expense	1,768	1,731	3,459	3,418
Other (Income) Expense, Net (c)	(2)	(11)	(33)	(41)
	7,281	6,538	15,393	13,879

Income Before Income Taxes	$15,498	$17,859	$25470	$33,823

Total Assets:
Electrical and Industrial Products	$123,866	$155,532	$123,866	$155,532
Galvanizing Services	271,847	141,017	271,847	141,017
Corporate	37,574	80,593	37,574	80,593
	$433,287	$377,142	$433,287	$377,142

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

Warranty Reserve
(unaudited)
(In thousands)

Balance at February 29, 2008	$1,732
Warranty costs incurred	(1,454)
Additions charged to income	1,737
Balance at February 28, 2009	$2,015
Warranty costs incurred	(2,130)
Additions charged to income	2,912
Balance at February 28, 2010	$2,797
Warranty costs incurred	(1,501)
Additions charged to income	584
Balance at August 31, 2010	$1,880

6.	Acquisition.

On June 14, 2010 AZZ completed the merger of NGA with our subsidiary, resulting in NGA becoming a subsidiary of AZZ. The total estimated cash purchase price for NGA was $132 million, ($104 million net of cash acquired on hand at NGA of $28 million). The acquisition was funded from our cash on hand and our existing credit facility. For the three and six month periods ended August 31, 2010 we have expensed $.7 million and $1.8 million, respectively, in acquisition cost related to the NGA acquisition.

The following pro forma information is based on the assumption the acquisition of NGA took place on March 1, 2010 for the income statement for the three month and six month period ended August 31, 2009 and 2010.

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
	(In thousands, except for per share amounts)
Net Sales	$102,186	$113,300	$195,976	$229,401

Net Income	$9,768	$13,773	$19,675	$27,601

Earnings Per Common Share
Basic Earnings Per Share	$0.78	$1.12	$1.58	$2.26
Diluted Earnings Per Share	$0.78	$1.10	$1.56	$2.22

Under the acquisition method of accounting, the total purchase price will be allocated to NGA’s net tangible and intangible assets based on their estimated fair values as of June 14, 2010, the date on which AZZ acquired control of NGA. The excess of the purchase price over the net tangible and intangible assets will be recorded as goodwill.  AZZ has made an allocation of the estimated purchase price as follows (in thousands):

Purchase Price Allocation:

Current Assets	$59,273
Property and Equipment	40,585
Intangible Assets	28,000
Goodwill	43,208
Other Assets	412
Total Assets Required	171,478
Current Liabilities	(11,653)
Long Term Liabilities	(27,381)
Net Assets Acquired	$132,444

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as, “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand and response to products and services offered by AZZ, including demand by the electrical power generation markets, electrical transmission and distribution markets, the industrial markets, and the hot dip galvanizing markets; prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; changes in the economic conditions of the various markets that AZZ serves, foreign and domestic, customer request delays of shipments, acquisition opportunities, adequacy of financing, and availability of experienced management employees to implement AZZ’s growth strategy. AZZ has provided additional information regarding risks associated with the business in AZZ’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010 and other filings with the SEC, available for viewing on AZZ’s website at www.azz.com and on the SEC’s website at www.sec.gov.

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

Orders and Backlog

Our backlog was $106.5 million as of August 31, 2010, a decrease of $3.4 million or 3%, as compared to $109.9 million at February 28, 2010.  Our entire backlog relates to our Electrical and Industrial Products Segment. Our book-to-ship ratio was .95 to 1 for the second quarter ended August 31, 2010, as compared to 0.89 to 1 for the same period in the prior year.  Our book to ship ratio was .98 to 1 for the six month period ended August 31, 2010. Incoming orders for the three and six month periods ended August 31, 2010 increased 13% and 12%, respectively, over the same periods a year ago. The markets for our Electrical and Industrial Products have not shown the level of stability or the recovery that we had anticipated.  Based upon our quotation activity and conversations with our customers, we do not believe that our backlog will show appreciable increases in the current fiscal year. The demand for our galvanizing services has improved primarily in our northern operations. We continue our efforts to identify additional product and market opportunities for growth and enhance our strategic position.  While it is difficult to forecast timing of order releases in this market, we anticipate that it will be the first quarter of our fiscal 2012 before we start seeing a rebuilding of our backlog.  Orders included in the backlog are represented by contracts and purchase orders that we believe to be firm. The following table reflects our bookings and shipments on a quarterly basis for the period ended August 31, 2010, as compared to the same period in the prior fiscal year.

Backlog Table
(In thousands)(unaudited)

	Period Ended		Period Ended
Backlog	2/28/10	$109,918	2/28/09	$174,831
Bookings		78,603		70,719
Shipments		77,475		95,492
Backlog	5/31/10	$111,046	5/31/09	$150,058
Book to Ship Ratio		1.01		.74
Bookings		95,033		84,458
Shipments		99,591		95,157
Backlog	8/31/10	$106,488	8/31/09	$139,359
Book to Ship Ratio		.95		.89

Segment Revenues

The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Six Months Ended
	8/31/2010	8/31/2009	8/31/2010	8/31/2009
	(In thousands)(unaudited)
Revenue:
Electrical and Industrial Products	$40,768	$55,568	$77,929	$110,954
Galvanizing Services	58,823	39,589	99,137	79,695
Total Revenue	$99,591	$95,157	$177,066	$190,649

For the three and six-month periods ended August 31, 2010, consolidated revenues were $99.6 million and $177.1 million, a 5% increase and 7% decrease, respectively, as compared to the same periods in fiscal 2010. The Electrical and Industrial Products Segment contributed 41% and 44%, respectively, of the Company’s revenues, and the Galvanizing Services Segment accounted for the remaining 59% and 56%, respectively, of the combined revenues for both the three and six-month periods ended August 31, 2010.

Revenues for the Electrical and Industrial Products Segment decreased $14.8 million or 27% for the three-month period ended August 31, 2010, and decreased $33 million or 30% for the six-month period ended August 31, 2010, as compared to the same period in fiscal 2010. The decreased revenues were the result of reduced order intake during the third and fourth quarters of fiscal 2010.

Revenues in the Galvanizing Services Segment increased $19.2 million or 49% for the three-month period ended August 31, 2010, as compared to the same period in fiscal 2010 and increased $19.4 million or 24% for the six-month period ended August 31, 2010, as compared to the same period in fiscal 2010. The volume of steel galvanized increased 49% and 25% for the three and six months periods ended August 31, 2010, respectively, as compared to the same period in the prior year. The average selling price for the three and six month periods ended August 31, 2010, decreased 1%  for the three month period and 2% for the six month period, as compared to the same periods in the prior year. The revenues from the acquisition of NGA accounted for 79% and 78% of the increase in revenues for the three and six month periods ended August 31, 2010, respectively. Revenues from the NGA acquisition were $15.1 million for the three and six month periods ended August 31, 2010. Historically, revenues for this segment have closely followed the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended		Six Months Ended
	8/31/2010	8/31/2009	8/31/2010	8/31/2009
	(In thousands)(Unaudited)
Segment Operating Income:
Electrical and Industrial Products	$7,538	$12,094	$14,148	$22,606
Galvanizing Services	15,241	12,303	26,715	25,096
Total Segment Operating Income	$22,779	$24,397	$40,863	$47,702

Our total segment operating income decreased 7% for the quarter ended August 31, 2010 to $22.8 million as compared to $24.4 million for the same period in fiscal 2010.  For the six-month period ended August 31, 2010, our total segment operating income decreased 14% to $40.9 million, as compared to $47.7 million for the same period ended August 31, 2009.

Segment operating income in the Electrical and Industrial Products Segment decreased 37.7% and 37.4% for the three and six-month periods ended August 31, 2010, to $7.5 million and $14.1 million, respectively, as compared to $12.1 million and $22.6 million, respectively, for the same periods in fiscal 2010. Operating margins were 19% for the three month and 18% for the six month periods ended August 31, 2010, as compared to 22% and 20%, respectively, for the comparable periods in fiscal 2010. Decreased operating margins for the three and six month periods resulted from the loss of leverage from lower revenues.

In the Galvanizing Services Segment, operating income increased 24% and 6% for the three and six-month periods ended August 31, 2010, to $15.2 million and $26.7 million, respectively, as compared to $12.3 million and $25.1 million, respectively, for the same periods in fiscal 2010. The increase in operating income is from the acquisition of NGA. The acquisition of NGA generated $3.6 million of operating income for the second quarter of fiscal 2011. Operating margins were 26% and 27% for the three and six-month periods ended August 31, 2010, as compared to 31% for both comparable periods in fiscal 2010. Lower operating margins are the result of higher zinc costs for the compared periods.

General Corporate Expenses

General corporate expenses, (see Note 4 to consolidated financial statements) not specifically identifiable to a segment, for the three-month period ended August 31, 2010, were $5.5 million compared to $4.8 million for the same period in fiscal 2010.  For the six-month period ended August 31, 2010, general corporate expenses were $12 million as compared to $10.5 million for the comparable period in the prior year. The increase in general and corporate expense was due to $1.8 million of expensed acquisition cost during the six month period ended August 31, 2010. As a percentage of sales, general corporate expenses were 6% and 7%, respectively, for the three and six-month periods ended August 31, 2010, as compared to 5% and 6%, respectively, for the same periods in fiscal 2010.

Interest

Net interest expense for the three and six-month periods ended August 31, 2010 was basically unchanged at $1.8 million for the three months and $3.5 million for the six months ended August 31, 2010. The Notes were issued on March 31, 2008 and therefore the prior year had one less month of interest expense relating to the Notes than the current year.  We had outstanding long term debt of $112 million as of August 31, 2010 and $100 million as of August 31, 2009.  We drew down $12 million under our revolving line of credit to complete the NGA acquisition.

Other (Income) Expense

For the three-month and six-month periods ended August 31, 2010, the amounts in other (income) expense not specifically identifiable with a segment (see Note 4 to consolidated financial statements) were insignificant.

Income Taxes

The provision for income taxes reflects an effective tax rate of 38% for the three-month period ended August 31, 2009 and 2010. For the six month period ended August 31, 2010 the tax rate was 37% as compared to 38% for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, capital improvements, cash dividends, debt repayment, letters of credit and acquisitions. We believe that working capital, funds available under our credit agreement, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, dividends and payment of debt.

Our operating activities generated cash flows of approximately $8 million for the six-month period ended August 31, 2010, and $36.9 million during the same period in the prior fiscal year.  Cash flow from operations for the six months ended August 31, 2010 included net income in the amount of $16 million, depreciation and amortization in the amount of $10.3 million, and other adjustments to reconcile net income to net cash in the amount of a $1.2 million.  Included in other adjustments were provisions for bad debt in the amount of $.02 million, deferred income taxes in the amount of ($1.4) million, gain or loss on the sale of assets in the amount of ($.06) million, and non-cash adjustments in the amount $2.6 million. Negative cash flow was recognized due to increased accounts receivable, inventories, prepaid expenses and revenue in excess of billings in the amount of $6.6 million, $4.7 million, $1.5 million and $0.6 million, respectively, and decreased accounts payable and accrued liabilities in the amounts of $0.9 million, and $5.1 million, respectively. Accounts receivable average days outstanding were 50 days for the period ended August 31, 2010, as compared to 53 days at February 28, 2010.

Cash used in investing activities during the six months ended August 31, 2010 was approximately $109.4 million, with $5.5 million related to capital improvements.  The purchase of NGA was completed during the second quarter for a purchase price of $132 million, net of cash acquired of $28 million resulting in a net cash outlay of $104 million.

A cash dividend was declared and paid for the three month period ended August 31, 2010 in the amount of $3.1 million. For the six month ended August 31, 2010 cash dividends were declared and paid in the amount of $6.2 million.

Our working capital was $102.6 million at August 31, 2010, as compared to $144.3 million at August 31, 2009.

On April 29, 2010, we entered into the Fifth Amendment to the Second Amended and Restated Credit Agreement by and among AZZ, Bank of America, N.A. (“Bank of America”) and certain other lenders (including Bank of America) (the “Credit Agreement”), which replaced our Second Amended and Restated Revolving and Term Credit Agreement dated as of May 25, 2006.  The Credit Agreement provides for an $80 million revolving line of credit with one lender, Bank of America, N.A., maturing on May 25, 2014. This is an unsecured revolving credit facility, which we used to refinance outstanding borrowings and is used to provide for working capital needs, capital improvements, future cash dividend payments, future acquisitions, and letter of credit needs. At August 31, 2010, we had $12 million outstanding under the revolving credit facility.  Also, we had letters of credit outstanding in the amount of $12.6 million, which left approximately $55.4 million of additional credit available under the revolving credit facility.

The Credit Agreement provides for various financial covenants, including a) maintaining a Minimum Consolidated Net Worth equal to at least the sum of $182.3 million plus 50% of future net income after May 1, 2010; b) maintaining a Maximum Ratio of Consolidated Indebtedness to Consolidated EBITDA not to exceed 3.25:1.00;  and c) maintaining a Fixed Charge Coverage Ratio of at least 1.75:1.0.  All capitalized terms are as defined in the Credit Agreement. The Credit Agreement maintains a maximum expenditure for fixed assets of $30 million per fiscal year. We were in compliance at August 31, 2010 with all of our debt covenants.

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

The Notes provide for various financial covenants including a) maintaining a Minimum Consolidated Net Worth equal to at least the sum of $116.9 million plus 50% of future net income; b) maintaining a Maximum Ratio of Consolidated Indebtedness to Consolidated EBITDA not to exceed 3.25:1.00;  c) maintaining a Fixed Charge Coverage Ratio of at least 2.0:1.0; and d) maintaining a Priority Indebtedness not to exceed 10% of Consolidated Net Worth, All capitalized terms are as defined in the Note Purchase Agreement.  We were in compliance at August 31, 2010 with all of our debt covenants.

Our current ratio (current assets/current liabilities) was 3.08 to 1 at August 31, 2010, as compared to 3.67 to 1 at August 31, 2009.  The long-term debt to shareholders’ equity ratio was .47 to 1 at August 31, 2010.

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

CONTRACTUAL COMMITMENTS

        Leases

We lease various facilities under non-cancelable operating leases with initial terms in excess of one year. The future minimum payments required under these operating leases as of August 31, 2010 are summarized in the table below under “Other.”

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

Other

At August 31, 2010, we had outstanding letters of credit in the amount of $12.6 million. These letters of credit are issued, in lieu of performance and bid bonds, to some of our customers to cover any potential warranty costs that the customer might incur.  In addition, as of August 31, 2010, a warranty reserve in the amount of $1.9 million has been established to offset any future warranty claims.

The following summarizes our operating leases, long-term debt and interest expense for the next five years.

Fiscal Year	Operating Leases	Long-Term Debt	Interest on Long- Term Debt	Total
($ in thousands) Unaudited)
2011	$2,032	$0	$3,120	$5,152
2012	3,879	0	6,240	10,119
2013	3,356	14,286	5,794	23,436
2014	2,939	14,286	4,903	22,128
2015	2,703	26,286	4,012	33,001
Thereafter	11,585	57,142	7,131	75,858
Total	$26,494	$112,000	$31,200	$169,694

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition, impairment of long-lived assets, identifiable intangible assets and goodwill, accounting for income taxes and stock options and stock appreciation rights. Actual results may differ from these estimates under different assumptions or conditions.  The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 of the Notes to Condensed Consolidated Financial Statements in the 10-K.

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

Revenue Recognition - Revenue is recognized for the Electrical and Industrial Products Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting for electrical products built to customer specifications under long term contracts.  We typically recognize revenue for the Galvanizing Service Segment at completion of the service unless we specifically agree with the customer to hold its material for a predetermined period of time after the completion of the galvanizing process and, in that circumstance we invoice and recognize revenue upon shipment.    Customer advanced payments presented in the balance sheet arise from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method.  The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion.  Contract costs include direct labor and material and certain indirect costs.  Selling, general and administrative costs are charged to expense as incurred.  Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses can be determined.  The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.

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

Stock Options, Stock Appreciation Rights and Restricted Stock Units - Our employees and directors are periodically granted stock options, stock appreciation rights or restricted stock units by the Compensation Committee of the Board of Directors. The compensation cost of all employee stock-based compensation awards is measured based on the grant-date fair value of those awards, and that cost is recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk affecting our operations results primarily from changes in interest rates and commodity prices. We have no involvement with derivative financial instruments and are not a party to any leveraged derivatives.

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

The Stockholder Complaints purport to assert claims against NGA, the Board of Directors of NGA, AZZ and an indirect wholly owned subsidiary of AZZ, Big Kettle Merger Sub, Inc. (collectively, the “Defendants”) alleging breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty in connection with the tender offer for the shares of NGA’s common stock. Among other things, the complaints alleged that NGA was being sold at an unfair price. Among other relief, the plaintiffs in each of the Stockholder Complaints sought an order enjoining Defendants from proceeding with the Merger Agreement, in addition to rescissionary damages, restitution, and attorneys' fees.

On June 7, 2010, the Defendants entered into a Memorandum of Understanding (the “Memorandum of Understanding”) with the plaintiffs in the Stockholder Complaints to settle all components of that litigation in all of the cases.  Subject to approval by the Rogers County District Court in the Gibbs case noted above, the settlement includes (a) certification of a settlement class consisting of all record and beneficial holders of the Shares at any time from April 1, 2010 through and including the date of the closing of the merger of NGA with and into a subsidiary of AZZ; (b) certain supplemental disclosures contained in an Amendment No. 1 to the Schedule 14D-9 filed by NGA; (c) certain amendments to the Merger Agreement; (d) extension of the expiration date of the tender offer for the shares of NGA’s common stock from June 7, 2010 to June 14, 2010; (e) a release of all claims by class members against all Defendants arising from the tender offer and subsequent merger; (f) orders or judgments of dismissal with prejudice in all cases comprising the litigation; (g) an attorneys’ fee, including expenses for plaintiffs’ counsel, of $500,000; and (h) further terms, all as detailed in the Memorandum of Understanding.  The above summary of the Memorandum of Understanding is qualified in its entirety by reference to the Memorandum of Understanding, which has been filed as Exhibit (a)(5)(A) to the Schedule TO filed by AZZ with the SEC on April 1, 2010 in connection with the tender offer (as amended).

The Memorandum of Understanding provides that the Defendants each have denied, and continue to deny, that they have committed, attempted to commit, or aided and abetted the commission of, any violation of law or engaged in any of the wrongful acts alleged in the Stockholder Complaints, and expressly maintain that they have diligently and scrupulously complied with their fiduciary duties and other legal duties and are entering into the Memorandum of Understanding solely to eliminate the burden and expense of continued litigation.  Notwithstanding their belief that the allegations are without merit, in order to eliminate the litigation burden and expense, the Defendants have concluded that it is desirable that the Stockholder Complaints be settled on the terms reflected in the Memorandum of Understanding, and NGA has made certain additional disclosures set forth in an Amendment No. 1 to the Schedule 14D-9 filed by NGA without agreeing that any of such disclosures are material and despite denying that the previous disclosures were inadequate.

Item 1A.  Risk Factors.
There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Reserved.

Item 5.  Other Information.  None.

Item 6.  Exhibits.
Exhibits Required by Item 601 of Regulation S-K.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 25, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 09/30/10	/s/ Dana Perry
Dana Perry, Senior Vice President for Finance Principal Financial Officer

EXHIBIT  INDEX

3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).
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

10(8)	AZZ incorporated 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Proxy Statement for the 2001 Annual Shareholders Meeting).
10(9)
AZZ incorporated 2003 Management Incentive Bonus Plan (incorporated by reference to Exhibit 10(20) to the Annual Report on Form 10-K filed by the registrant for the fiscal year ended February 28, 2002).

10(10)
2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated (incorporated by reference to Exhibit 10(27) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(11)
AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Directors (incorporated by reference to Exhibit 10(53) to the quarterly report Form 10-Q filed by the Registrant for the quarter ended August 31, 2004).

10(12)
AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Key Employees (incorporated by reference to Exhibit 10(54) to the quarterly report Form 10-Q filed by the Registrant for the quarter ended August 31, 2004).

10(13)	AZZ incorporated 2005 Independent Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Registrant on July 14, 2005).
10(14)
Agreement and Plan of Merger by and among AZZ incorporated, Big Kettle Merger Sub, Inc. and North American Galvanizing and Coatings, Inc. dated as of March 31, 2010 (incorporated by reference to Exhibit 2(1) to the current report on Form 8-K filed by the registrant on April 1, 2010).

10(15)
Stockholders Agreement by and among AZZ incorporated, Big Kettle Merger Sub, Inc. and certain stockholders of North American Galvanizing and Coatings, Inc. dated as of March 31, 2010 (incorporated by reference to Exhibit 2(2) to the current report on Form 8-K filed by the registrant on April 1, 2010).

10(16)
Fifth Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated April 29, 2010 (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the registrant on April 30, 2010).

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 30, 2010. Filed Herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 30, 2010. Filed Herewith.
32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 30, 2010. Filed Herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 30, 2010. Filed Herewith.