Form 10-Q
period 2010-11-30
AZZ INC
filed 2011-01-07
CIK 8947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at November 30, 2010:
Common Stock, $1.00 par value per share	12,498,054

AZZ incorporated
INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Financial Statements
	Consolidated Balance Sheets at November 30, 2010 and February 28, 2010	3
	Consolidated Income Statements for the Three and Nine Months Ended November 30, 2010 and November 30, 2009	4
	Consolidated Statements of Cash Flows for the Nine Months Ended November 30, 2010 and November 30, 2009	5
	Consolidated Statement of Shareholders' Equity for the Nine Months Ended November 30, 2010	6
	Notes to Consolidated Financial Statements	7-13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14-22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22-23
Item 4.	Controls and Procedures.	23

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors.	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24
Item 3.	Defaults Upon Senior Securities.	24
Item 4.	Reserved.	24
Item 5.	Other Information.	24
Item 6.	Exhibits.	24

	SIGNATURES	24

	EXHIBIT INDEX	25-26

PART I. FINANCIAL INFORMATION
Item 1.                 Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
	11/30/10	02/28/10
Assets	(Unaudited)

Current Assets:
Cash and Cash Equivalents	$6,652,973	$110,607,029
Accounts Receivable (Net of Allowance for Doubtful Accounts of $669,000 at November 30, 2010 and $720,000 at February 28, 2010)	52,478,486	39,431,918
Inventories:
Raw Material	38,528,532	23,356,416
Work-In-Process	13,779,766	11,541,710
Finished Goods	3,623,155	5,226,455
Costs and Estimated Earnings In Excess of Billings On Uncompleted Contracts	14,504,599	10,782,424
Deferred Income Taxes	7,656,522	5,225,379
Income Tax Receivable	6,949,465	-
Insurance Receivable	6,600,000	-
Prepaid Expenses and Other	2,344,572	1,281,605

Total Current Assets	153,118,070	207,452,936

Property, Plant and Equipment, Net	124,940,924	87,364,502
Goodwill	112,592,460	69,420,256
Intangibles and Other Assets	43,383,354	17,723,464

	$434,034,808	$381,961,158
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts Payable	$21,759,848	$12,116,783
Income Tax Payable	918,396	246,602
Accrued Salaries and Wages	6,361,986	4,978,522
Other Accrued Liabilities	17,128,807	17,609,729
Customer Advance Payment	7,822,634	7,454,650
Billings In Excess of Costs and Estimated Earnings On Uncompleted Contracts	495,007	1,221,902

Total Current Liabilities	54,486,678	43,628,188

Long-Term Debt Due After One Year	100,000,000	100,000,000
Deferred Income Taxes	30,654,773	10,466,932

Shareholders' Equity:
Common Stock, $1 Par Value, Shares Authorized -50,000,000, Shares Issued 12,609,160	12,609,160	12,609,160
Capital In Excess of Par Value	23,820,030	20,783,366
Accumulated Other Comprehensive Income (Loss)	222,986	(672,858)
Retained Earnings	212,789,947	196,394,134
Less Common Stock Held In Treasury, At Cost (111,106 Shares at November 30, 2010 and 252,638 Shares at February 28, 2010)	(548,766)	(1,247,764)

Total Shareholders' Equity	249,893,357	227,866,038

	$434,034,808	$381,961,158

See Accompanying Notes to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION
Item 1.                 Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	11/30/10	11/30/09	11/30/10	11/30/09
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Net Sales	$102,897,545	$81,518,198	$279,963,160	$272,167,391

Costs And Expenses
Cost Of Sales	75,252,872	55,804,749	199,702,328	186,151,862
Selling, General and Administrative	10,918,206	10,238,451	35,422,991	33,751,428
Interest Expense	1,787,161	1,728,621	5,246,405	5,146,184
Net (Gain) Loss On Sale of Property, Plant and Equipment, and Insurance Proceeds	6,505	(47,688)	(50,613)	(118,171)
Other Income	(256,803)	(82,108)	(1,017,215)	(463,439)
	87,707,941	67,642,025	239,303,896	224,467,864

Income Before Income Taxes	15,189,604	13,876,173	40,659,264	47,699,527
Income Tax Expense	5,472,062	5,133,442	14,921,478	17,937,736

Net Income	$9,717,542	$8,742,731	$25,737,786	$29,761,791

Earnings Per Common Share
Basic Earnings Per Share	$0.78	$0.71	$2.07	$2.43

Diluted Earnings Per Share	$0.77	$0.70	$2.04	$2.39

See Accompanying Notes to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION
Item 1.                 Financial Statements.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	NINE MONTHS ENDED
	11/30/10	11/30/09
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$25,737,786	$29,761,791

Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Provision for Doubtful Accounts	102,146	65,932
Amortization and Depreciation	16,163,780	12,985,567
Deferred Income Tax Expense	(574,701)	(464,849)
Net Gain on Sale or Insurance Settlement of Property, Plant & Equipment	(50,613)	(118,171)
Amortization of Deferred Borrowing Costs	245,712	229,046
Share-Based Compensation Expense	2,801,435	2,060,335

Effects of Changes In Assets & Liabilities:

Accounts Receivable	(5,241,586)	16,809,276
Inventories	(7,764,627)	9,809,027
Prepaid Expenses And Other	(646,750)	(923,974)
Other Assets	(113,604)	21,064
Net Change In Billings Related to Costs and Estimated Earnings on Uncompleted Contracts	(4,449,069)	4,133,108
Accounts Payable	2,749,274	(2,766,720)
Other Accrued Liabilities and Income Taxes	(3,430,660)	(6,105,709)

Net Cash Provided By Operating Activities	25,528,523	65,495,723

Cash Flows From Investing Activities:
Proceeds From Sale or Insurance Settlement of Property, Plant, and Equipment	195,617	410,445
Purchase of Property, Plant and Equipment	(10,986,924)	(10,226,133)
Acquisition of Subsidiaries, Net of Cash Acquired	(104,091,416)	(6,899,561)

Net Cash Used In Investing Activities	(114,882,723)	(16,715,249)

Cash Flows From Financing Activities:
Proceeds From Exercise of Stock Options and Stock Appreciation Rights	379,955	466,117
Excess Tax Benefits From Stock Options and Stock Appreciation Rights	875,224	1,677,418
Proceeds from Revolving Loan	12,000,000	-
Payments on Revolving Loan	(12,000,000)	-
Payments on Long Term Debt	(7,300,000)	-
Proceeds From Settlement of Financial Derivative	834,416	-
Dividends Paid	(9,341,973)	-

Net Cash Provided By (Used In ) Financing Activities	(14,552,378)	2,143,535

Effect Of Exchange Rate Changes on Cash	(47,478)	(48,226)

Net (Decrease) Increase In Cash & Cash Equivalents	(103,954,056)	50,875,783

Cash & Cash Equivalents at Beginning of Period	110,607,029	47,557,711

Cash & Cash Equivalents at End of Period	$6,652,973	$98,433,494

Supplemental Disclosures
Cash Paid For Interest	$6,560,693	$6,477,139

Cash Paid For Income Taxes	$14,098,568	$15,952,943

See Accompanying Notes to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1.                    Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

	Common Stock		Capital in		Accumulated Other
			Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Par Value	Earnings	Income (Loss)	Stock	Total
Balance at February 28, 2010	12,609,160	$12,609,160	$20,783,366	$196,394,134	$(672,858)	$(1,247,764)	$227,866,038
Exercise of Stock Options			146,241			233,714	379,955
Stock Compensation			2,766,863			34,572	2,801,435
Stock Issued for SARs			(1,272,757)			303,914	(968,843)
Employee Stock Purchase Plan			521,093			126,798	647,891
Federal Income Tax Deducted on Stock Options and SARs			875,224				875,224
Cash Dividend Paid				(9,341,973)			(9,341,973)
Comprehensive Income:
Net Income				25,737,786			25,737,786
Foreign Currency Translation					356,624		356,624
Interest Rate Swap, net of tax					539,220		539,220
Comprehensive Income							26,633,630
Balance at November 30, 2010	12,609,160	$12,609,160	$23,820,030	$212,789,947	$222,986	$(548,766)	$248,893,357

AZZ incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

1.	Basis of presentation.

These interim unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2010, included in the Company’s Annual Report on Form 10-K covering such period.  For purposes of this report, “AZZ”, the “Company”, “we”, “our”, “us” or similar reference means AZZ incorporated and our consolidated subsidiaries.

Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends.  For example, the fiscal year that ended February 28, 2010 is referred to as fiscal 2010.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of November 30, 2010, and the results of its operations for the three-month and nine-month periods ended November 30, 2010 and 2009, respectively, and cash flows for the nine-month periods ended November 30, 2010 and 2009.

2.	Earnings per share.

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended November 30,		Nine months ended November 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands except share and per share data)
Numerator: Net income for basic and diluted earnings per common share	$9,718	$8,743	$25,738	$29,762
Denominator: Denominator for basic earnings per common share –weighted average shares	12,495,182	12,333,472	12,448,949	12,258,716
Effect of dilutive securities: Employee and Director stock awards	126,921	187,762	141,117	210,026
Denominator for diluted earnings per common share	12,622,103	12,521,234	12,590,066	12,468,742

Earnings per share basic and diluted:
Basic earnings per common share	$.78	$.71	$2.07	$2.43
Diluted earnings per common share	$.77	$.70	$2.04	$2.39

3.           Stock-based Compensation.

During fiscal 2006, the Company adopted the AZZ incorporated 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) and amended the Plan in fiscal 2009. The purpose of the 2005 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees and directors restricted stock, performance awards, stock appreciation rights (“SARs” or “Stock Appreciation Rights”) and options to purchase common stock of the Company. The 2005 Plan was amended on July 8, 2008. A maximum number of 1,000,000 shares may be issued under the 2005 Plan.  Unless otherwise indicated herein in the description of specific grants or awards, awards under the 2005 Plan provide for a three-year cliff vesting schedule but may vest early if accelerated vesting provisions in the Plan apply and the awards qualify for equity treatment.

On June 1, 2006, we awarded 234,160 SARs under the 2005 Plan with an exercise price of $11.55. As of November 30, 2010, all of these SARs were vested and exercised.  These awards qualified for equity treatment. The weighted average fair value of SARs granted on June 1, 2006 was determined to be $2.92 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 27.81% and expected life of 3 years.  Compensation expenses related to the June 1, 2006 grants of $0 and $19,000 were recognized during the nine month periods ended November 30, 2010 and 2009, respectively.  As of November 30, 2010, we had no unrecognized cost related to the June 1, 2006 SAR grants.

On March 1, 2007, we awarded 147,740 Stock Appreciation Rights under the 2005 Plan with an exercise price of $19.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the 2005 Plan are met. They also qualify for equity treatment. The weighted average fair value of SARs granted on March 1, 2007, was determined to be $5.54 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 29.52% and expected life of 3 years.  As of November 30, 2010, no SARs were outstanding due to the exercise and vesting of 129,780 SARs and the forfeiture of 17,960 SARs. Compensation expense related to the March 1, 2007 grants of $0 and $78,000 were recognized during the nine month periods ended November 30, 2010 and 2009, respectively.   As of November 30, 2010, we had no unrecognized costs related to the March 1, 2007 SAR grants.

On March 1, 2008, we awarded 131,690 Stock Appreciation Rights under the 2005 Plan with an exercise price of $35.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the 2005 Plan are met. They also qualify for equity treatment. The weighted average fair value of SARs awarded on March 1, 2008, was determined to be $11.80 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 41.81% and expected life of 3 years. As of November 30, 2010, 123,060 of these SARs were outstanding after giving effect to the forfeiture of 6,740 SARs and the exercise of 1,890 SARs that were invested when an employee retired.  Compensation expense related to the March 1, 2008 grants of $176,000 and $176,000 were recognized during the nine month periods ended November 30, 2010 and 2009 respectively. As of November 30, 2010, we had unrecognized cost of $60,000 related to the March 1, 2009 SAR grants.

On March 1, 2009, we issued 31,666 shares of Restricted Stock to our key employees under the 2005 Plan. The Restricted Stock awards have a three year cliff vesting schedule, but may vest early under accelerated vesting provisions in the 2005 Plan. The market value of a share of our stock was $18.12 on the date of grant. Compensation expense in the amount of $56,000 and $400,000 was recognized during the nine month periods ended November 30, 2010 and November 30, 2009, respectively. The amount of unrecognized cost at November 30, 2010 was $94,000.

On March 1, 2009, we awarded 163,233 Stock Appreciation Rights under the 2005 Plan with an exercise price of $18.12. The weighted average fair value of SARs awarded on March 1, 2009, was determined to be $8.08 based on the following assumptions: risk-free interest rate of 3%, dividend yield of 0.0%, expected volatility of 46.89% and expected life of 5 years.  As of November 30, 2010, 123,542 SARs were outstanding after giving effect to the forfeiture of 1,661 SARs and the exercise of 38,030 SARs.  Compensation expense in the amount of $131,000 and $917,000 was recognized during the nine month periods ended November 30, 2010 and November 30, 2009, respectively.  As of November 30, 2010, we had unrecognized cost of $218,000 related to the March 1, 2009 SAR grants.

On March 1, 2010, 150,382 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $31.67. The weighted average fair value of SARs awarded on March 1, 2010, was determined to be $12.31 based on the following assumptions: risk-free interest rate of 3.61%, dividend yield of 3.16%, expected volatility of 53.31% and expected life of 5 years.  Compensation expense in the amount of $1,299,000 was recognized during the nine month period ended November 30, 2010.  As of November 30, 2010, we had unrecognized cost of $552,000 related to the March 1, 2010 SAR grants.

On March 1, 2010, we issued 22,906 shares of Restricted Stock to our key employees under the 2005 Plan. The market value of a share of our stock was $31.67 on the date of grant. Compensation expense in the amount of $511,000 was recognized during the nine month period ended November 30, 2010. The amount of unrecognized cost at November 30, 2010 was $214,000.

On June 1, 2010, we issued 1,887 shares of Restricted Stock to a key employee under the 2005 Plan. The market value of a share of our stock was $40.01 on the date of grant. Compensation expense in the amount of $13,000 was recognized during the nine month period ended November 30, 2010. The amount of unrecognized cost at November 30, 2010 was $63,000.

On June 1, 2010, we awarded 11,014 Stock Appreciation Rights to a key employee under the 2005 Plan with an exercise price of $40.01. The weighted average fair value of SARs awarded on June 1, 2010, was determined to be $15.70 based on the following assumptions: risk-free interest rate of 2.20%, dividend yield of 2.50%, expected volatility of 53.32% and expected life of 5 years.  Compensation expense in the amount of $29,000 was recognized during the nine month period ended November 30, 2010. As of November 30, 2010, we had unrecognized cost of $144,000 related to the June 1, 2010 SARs grant.

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

We estimated the shares to be issued on the first enrollment at September 1, 2008 to be 36,100 shares after forfeitures. The weighted average fair value of these shares was determined to be $14.69 based on the following assumptions:  risk-free interest rate of 2%, dividend yield of 0.0%, expected volatility of 50.40% and expected life of 2 years.  Compensation expenses in the amount of $133,000 and $199,000 were recognized during the nine month periods ended November 30, 2010, and 2009, respectively.  As of November 30, 2010, we had no unrecognized costs related to the Plan. In accordance with the Plan, we issued 20,822, 9,097, 7,245 and 7,584 shares on March 1, 2009, September 1, 2009, March 1, 2010 and September 1, 2010, respectively, to the enrolled employees.

On March 1, 2009, the date of the second offering, the estimated shares to be issued were 14,019 after forfeitures. The weighted average fair value of these shares was determined to be $7.33 based on the following assumptions:  risk-free interest rate of 3%, dividend yield of 0.0%, expected volatility of 50.40% and expected life of 2 years. Compensation expenses in the amount of $39,000 and $39,000 were recognized during the nine month period ended November 30, 2010, and 2009, respectively. In accordance with the Plan, we issued 5,943, 4,175 and 4,139 shares on September 1, 2009, March 1, 2010 and September 1, 2010, respectively.  As of November 30, 2010, we had unrecognized costs of $13,000 related to the second issuance under the Plan.

On September 1, 2009, the date of the third offering, the estimated shares to be issued were 3,523 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.31 based on the following assumptions:  risk-free interest rate of 3.25%, dividend yield of 0.0%, expected volatility of 54.52% and expected life of 2 years.  Compensation expense in the amount of $20,000 and $7,000 was recognized during the nine month periods ended November 30, 2010 and 2009, respectively. As of November 30, 2010, we had unrecognized costs of $20,000 related to the third issuance under the Plan. In accordance with the Plan, 991 and 793 shares were issued on March 1, 2010 and September 1, 2010, respectively, to the enrolled employees.

On March 1, 2010, the date of the fourth offering, the estimated shares to be issued were 2,715 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.19 based on the following assumptions:  risk-free interest rate of 3.87%, dividend yield of 2.96%, expected volatility of 67.65% and expected life of 2 years. Compensation expense in the amount of $15,000 was recognized during the nine month period ended November 30, 2010. In accordance with the Plan we issued 747 shares on September 1, 2010, to the enrolled employees.  As of November 30, 2010, we had unrecognized costs of $26,000 related to the fourth issuance under of the Plan.

On September 1, 2010, the date of the fifth offering, the estimated shares to be issued were 47,078 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.76 based on the following assumptions:  risk-free interest rate of 2.59%, dividend yield of 2.43%, expected volatility of 52.11% and expected life of 2 years.  Compensation expense in the amount of $93,000 was recognized during the nine month period ended November 30, 2010.  As of November 30, 2010, we had unrecognized costs of $649,000 related to the fifth issuance under the Plan.

The Company granted its directors 7,000 shares of the Company’s common stock during each of fiscal 2011 and 2010.  Stock compensation expense was recognized with regard to these grants in the amount of $286,000 and $226,000 for the nine month periods ended November 30, 2010 and 2009, respectively.

4.	Segments.

We have two operating segments as described in our Annual Report on Form 10-K for the year ended February 28, 2010.  Information regarding operations and assets by segment is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
	(Unaudited)
	($ In thousands)
Net Sales:
Electrical and Industrial Products	$41,051	$43,622	$118,980	$154,576
Galvanizing Services	61,847	37,896	160,983	117,591
	102,898	81,518	279,963	272,167

Operating Income (a):
Electrical and Industrial Products	6,185	9,109	20,333	31,715
Galvanizing Services	15,421	10,537	42,135	35,634
	21,606	19,646	62,468	67,349

General Corporate Expense (b)	4,630	4,033	16,597	14,535
Interest Expense	1,787	1,728	5,246	5,146
Other (Income) Expense, Net (c)	(1)	9	(34)	(32)
	6,416	5,770	21,809	19,649

Income Before Income Taxes	$15,190	$13,876	$40,659	$47,700

Total Assets:
Electrical and Industrial Products	$126,376	$133,724	$126,376	$133,724
Galvanizing Services	273,180	139,255	273,180	139,255
Corporate	34,479	111,444	34,479	111,444
	$434,035	$384,423	$434,035	$384,423

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

Warranty Reserve
(unaudited)
(In thousands)

Balance at February 29, 2008	$1,732
Warranty costs incurred	(1,454)
Additions charged to income	1,737
Balance at February 28, 2009	$2,015
Warranty costs incurred	(2,130)
Additions charged to income	2,912
Balance at February 28, 2010	$2,797
Warranty costs incurred	(2,035)
Additions charged to income	1,288
Balance at November 30, 2010	$2,050

6.           Acquisition

On June 14, 2010 AZZ completed the merger of NGA with our subsidiary, resulting in NGA becoming a subsidiary of AZZ. The total cash purchase price for NGA was $132 million, ($104 million net of cash acquired on hand at NGA of $28 million). The acquisition was funded from our cash on hand and our existing credit facility. As of November 30, 2010, we have expensed $1.8 million in acquisition costs related to the NGA acquisition.

The following pro forma information is based on the assumption the acquisition of NGA took place on March 1, 2009 for the income statement for the three month and nine month period ended November 30, 2010 and 2009.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
	(In thousands, except for per share amounts)
Net Sales	$102,898	$101,569	$298,876	$330,970

Net Income	$9,718	$11,857	$29,123	$39,861

Earnings Per Common Share
Basic Earnings Per Share	$.78	$.96	$2.34	$3.25
Diluted Earnings Per Share	$.77	$.95	$2.32	$3.20

Under the acquisition method of accounting, the total purchase price was allocated to NGA’s net tangible and intangible assets based on their estimated fair values as of June 14, 2010, the date on which AZZ acquired control of NGA. The excess of the purchase price over the net tangible and intangible assets will be recorded as goodwill.  AZZ has made an allocation of the estimated purchase price as follows (in thousands):

Purchase Price Allocation:

Current Assets	$58,229
Property and Equipment	40,552
Intangible Assets	28,000
Goodwill	42,876
Other Assets	3,089
Total Assets Required	172,746
Current Liabilities	(11,629)
Long Term Liabilities	(28,673)
Net Assets Acquired	$132,444

7.           Other Comprehensive Income

We expect to incur fixed rate, long-term indebtedness of $125 million in January 2011 through the anticipated 2011 Note Offering (as defined below).  Please see the discussion contained in “Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations—LIQUIDITY AND CAPITAL RESOURCES” below for a more detailed description of the 2011 Note Offering.  In anticipation of the 2011 Note Offering, we entered into a treasury lock hedging transaction with Bank of America Merrill Lynch ("BOAML") in order to eliminate the variability of cash flows on the forecasted fixed rate coupon of the debt during the pre-issuance period. The hedging transaction settled during the Company's third fiscal quarter and the Company received a payment from BOAML in the amount of $834,416 resulting therefrom. The notional value of the hedge was for $75 million and qualified for hedge accounting as a cash flow hedge.  The gain on settlement has been recorded as a component of Accumulated Other Comprehensive Income and will be amortized to interest expense over the life of the loan of 10 years.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as, “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand and response to products and services offered by AZZ, including demand by the electrical power generation markets, electrical transmission and distribution markets, the industrial markets, and the hot dip galvanizing markets; prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; changes in the economic conditions of the various markets that AZZ serves, foreign and domestic, customer requested delays of shipments, acquisition opportunities, currency exchange rates, adequacy of financing, and availability of experienced management employees to implement AZZ’s growth strategy. AZZ has provided additional information regarding risks associated with the business in AZZ’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010 and other filings with the SEC, available for viewing on AZZ’s website at www.azz.com and on the SEC’s website at www.sec.gov.

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

RESULTS OF OPERATIONS

We have two operating segments as described in our Annual Report on Form 10-K for the year ended February 28, 2010. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment.  We use revenue by segment and segment operating income to evaluate our segments.  Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment.  The other (income) expense items included in segment operating income are generally insignificant.  For a reconciliation of segment operating income to pretax income, see Note 4 to our quarterly consolidated financial statements included in this report.

Orders and Backlog

Our backlog was $101.7 million as of November 30, 2010, a decrease of $8.2 million or 7%, as compared to $109.9 million at February 28, 2010.  Our entire backlog relates to our Electrical and Industrial Products Segment. Our book-to-ship ratio was .95 to 1 for the third quarter ended November 30, 2010, as compared to .91 to 1 for the same period in the prior year.  Incoming orders for the three and nine month periods ended November 30, 2010 increased 33% and 19%, respectively, over the same periods a year ago. The markets for our Electrical and Industrial Products have not shown the level of stability or the recovery that we had anticipated.  Based upon our quotation activity and conversations with our customers, we do not believe that our backlog will show appreciable increases in the current fiscal year. While it is difficult to forecast timing of order releases in this market, we anticipate that it will be the first half of our fiscal 2012 before we start seeing a rebuilding of our backlog.  Orders included in the backlog are represented by contracts and purchase orders that we believe to be firm. The following table reflects our bookings and shipments on a quarterly basis for the period ended November 30, 2010, as compared to the same period in the prior fiscal year.

Backlog Table
(In thousands)(Unaudited)

	Period Ended		Period Ended
Backlog	2/28/10	$109,918	2/28/09	$174,831
Bookings		78,603		70,719
Shipments		77,475		95,492
Backlog	5/31/10	$111,046	5/31/09	$150,058
Book to Ship Ratio		1.01		.74
Bookings		95,033		84,458
Shipments		99,591		95,157
Backlog	8/31/10	$106,488	8/31/09	$139,359
Book to Ship Ratio		.95		.89
Bookings		98,096		73,993
Shipments		102,897		81,518
Backlog	11/30/10	$101,687	11/30/09	$131,834
Book to Ship Ratio		.95		.91

Segment Revenues

The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Nine Months Ended
	11/30/2010	11/30/2009	11/30/2010	11/30/2009
	(In thousands)(Unaudited)
Revenue:
Electrical and Industrial Products	$41,051	$43,622	$118,980	$154,576
Galvanizing Services	61,847	37,896	160,983	117,591
Total Revenue	$102,898	$81,518	$279,963	$272,167

For the three and nine-month periods ended November 30, 2010, consolidated revenues were $102.9 million and $280.0 million, a 26% and 3% increase, respectively, as compared to the same periods in fiscal 2010.  The Electrical and Industrial Products Segment contributed 40% and 42% of the Company’s revenues, respectively, and the Galvanizing Services Segment accounted for the remaining 60% and 58% of the combined revenues, respectively, for the three and nine-month periods ended November 30, 2010.

Revenues for the Electrical and Industrial Products Segment decreased $2.6 million, or 6%, for the three-month period ended November 30, 2010, and decreased $35.6 million, or 23%, for the nine-month period ended November 30, 2010, as compared to the same periods in fiscal 2010. The decreased revenues for the three month and nine month periods ended November 30, 2010, resulted from lower demand from the petrochemical and electrical transmission and distribution markets as compared to the same periods last year.  We do not anticipate an increase in the electrical transmission and distribution market until overall electrical demand increases and utilities are able to get regulatory rate increases.

Revenues in the Galvanizing Services Segment increased $24.0 million, or 63%, for the three-month period ended November 30, 2010, as compared to the same period in fiscal 2010 and increased $43.4 million, or 37%, for the nine-month period ended November 30, 2010, as compared to the same periods in fiscal 2010. The volume of steel processed increased 58% and 36% for the three and nine months periods ended November 30, 2010, respectively, as compared to the same periods in the prior year. The average selling price for the three and nine month periods ended November 30, 2010, increased 2% and decreased 1% respectively, as compared to the same periods in the prior year. The revenues from the acquisition of NGA accounted for 76% and 77% of the increase in revenues for the three and nine month periods ended November 30, 2010, respectively.  Revenues from the NGA acquisition were $18.3 million and $33.3 million for the three and nine month periods ended November 30, 2010.  Historically, revenues for this segment have closely followed the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended		Nine Months Ended
	11/30/2010	11/30/2009	11/30/2010	11/30/2009
	(In thousands)(Unaudited)
Segment Operating Income:
Electrical and Industrial Products	$6,185	$9,109	$20,333	$31,715
Galvanizing Services	15,421	10,537	42,135	35,634
Total Segment Operating Income	$21,606	$19,646	$62,468	$67,349

Our total segment operating income increased 10% for the quarter ended November 30, 2010 to $21.6 million as compared to $19.6 million for the same period in fiscal 2010.  For the nine-month period ended

November 30, 2010, our total segment operating income decreased 7% to $62.5 million, as compared to $67.3 million for the same period ended November 30, 2009.

Segment operating income in the Electrical and Industrial Products Segment decreased 32% and 36% for the three and nine-month periods ended November 30, 2010, to $6.2 million and $20.3 million, respectively, as compared to $9.1 million and $31.7 million, respectively, for the same periods in fiscal 2010. Operating margins were 15% and 17% for the three and nine-month periods ended November 30, 2010, as compared to 21% for both the comparable periods in fiscal 2010. Decreased operating margins for the three and nine months resulted from the loss of leverage and operational efficiencies due to reduced plant utilization combined with less favorable pricing due to more competitive market conditions for the compared periods.

In the Galvanizing Services Segment, operating income increased 46% and 18% for the three and nine-month periods ended November 30, 2010, to $15.4 million and $42.1 million, respectively, as compared to $10.5 million and $35.6 million, respectively, for the same periods in fiscal 2010.  Operating profit from NGA was $4.5 million and $8.0 million for the three and nine month periods ended November 30, 2010.  Operating margins were 25% and 26%, respectively, for the three and nine-month periods ended November 30, 2010, as compared to 28% and 30%, respectively, for the comparable periods in fiscal 2010.  Lower operating margins were the result of higher zinc costs for the current periods.

General Corporate Expenses

General corporate expenses, (see Note 4 to consolidated financial statements) not specifically identifiable to a segment, for the three-month period ended November 30, 2010, were $4.6 million compared to $4.0 million for the same period in fiscal 2010.  For the nine-month period ended November 30, 2010, general corporate expenses were $16.6 million as compared to $14.5 million for the comparable period last year.  The majority of the increase in general and corporate expenses was due to the $1.8 million of expensed acquisition cost during the nine month period ended November 30, 2010.  As a percentage of sales, general corporate expenses were 4% and 6%, respectively, for the three and nine-month periods ended November 30, 2010, as compared to 5% for the same periods in fiscal 2010.

Interest

Net interest expense for the three and nine-month periods ended November 30, 2010 increased 3% and 2%, respectively, as compared to the same periods in fiscal 2010 to $1.8 million for the three months and $5.2 million for the nine months ended November 30, 2010. Increased interest expense for the compared periods was the result of an increase in short term borrowing against our revolving line of credit required to fund the acquisition of NGA.  We repaid the amounts borrowed to fund this acquisition, which totaled $12.0 million, at the end of November 2010.  We had outstanding long term debt of $100 million as of November 30, 2010 and November 30, 2009.  Our long-term debt to equity ratio was .40 to 1 as of November 30, 2010, as compared to .45 to 1 at the same date in fiscal 2010.

Other (Income) Expense

For the three-month and nine-month periods ended November 30, 2010, the amounts in other (income) expense not specifically identifiable with a segment (see Note 4 to consolidated financial statements) were insignificant.

Income Taxes

The provision for income taxes reflects an effective tax rate of 36% and 37% for the three and nine month periods ended November 30, 2010, respectively, and 37% and 38%, respectively, for the three and nine-month periods ended November 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, capital improvements, debt repayment, letters of credit, cash dividends and acquisitions. We believe that working capital, funds available under our Credit Agreement (as defined below), and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, cash dividends, payment of debt and possible future acquisitions for the next twelve month period.

Our operating activities generated cash flows of approximately $25.5 million for the nine-month period ended November 30, 2010, and $65.5 million during the same period in the prior fiscal year.  Increased working capital requirement, primarily in our Galvanizing Services Segment, for the nine month period ended November 30, 2010, accounted for the decrease in cash flow from operations as compared to the same period in the prior year. Cash flow from operations for the nine months ended November 30, 2010 included net income in the amount of $25.7 million, depreciation and amortization in the amount of $16.2 million, and other adjustments to reconcile net income to net cash in the amount of a $2.5 million.  Included in other adjustments were provisions for bad debt, deferred income taxes, gain or loss on the sale of assets and non-cash adjustments. Positive cash flow was recognized due to increased accounts payable in the amount of $2.7 million.  These positive cash flow items were offset by increased accounts receivable, inventories, prepaids and revenue in excess of billings of $5.2 million, $7.8 million, $.6 million and $4.4 million, respectively and a decrease in accrued liability of $3.4 million.  The significant decrease in accrued liabilities was due to the payment of the fiscal 2010 profit sharing payment to our employees in the amount of $6.1 million. Accounts receivable average days outstanding were 48 days and 53 days, respectively, as of November 30, 2010 and February 28, 2010.

Cash used in investing activities during the nine months ended November 30, 2010, was approximately $11.0 million related to capital improvements. The purchase of NGA was completed during the second quarter of fiscal 2011 for a purchase price of $132 million, net of cash acquired of $28 million, resulted in a net cash outlay of $104 million.

A cash dividend was declared and paid for the three month period ended November 30, 2010 in the amount of $3.1 million. For the nine month period ended November 30, 2010 cash dividends were declared and paid in the amount of $9.3 million.

Our working capital was $98.6 million at November 30, 2010, as compared to $156.2 million at November 30, 2009.

On April 29, 2010, we amended our current credit agreement with Bank of America, N.A. (“Bank of America”) (as amended, the “Credit Agreement”).  The Credit Agreement provides for an $80 million unsecured revolving line of credit maturing on May 25, 2014,which we use to provide for working capital needs, capital improvements, future cash dividend payments, future acquisitions, and letter of credit needs. At November 30, 2010, we had no outstanding borrowing under the revolving credit facility.  Also, we had letters of credit outstanding in the amount of $11.7 million, which left approximately $68.3 million of additional credit available under the revolving credit facility.

The Credit Agreement provides for various financial covenants, including maintaining a) a Minimum Consolidated Net Worth equal to at least the sum of $182.3 million as of April 29, 2010 plus 50% of future net income after May 1, 2010; b) a Maximum Ratio of Consolidated Indebtedness to Consolidated EBITDA not to exceed 3.25:1.00; and c) a Fixed Charge Coverage Ratio of at least 1.75:1.0.  All capitalized terms are as defined in the Credit Agreement. The Credit Agreement maintains a maximum expenditure for fixed assets of $30 million per fiscal year. We were in compliance at November 30, 2010 with all of our debt covenants under the Credit Agreement.

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

The Notes provide for various financial covenants including maintaining a) a Minimum Consolidated Net Worth equal to at least the sum of $116.9 million plus 50% of future net income; b) a Maximum Ratio of Consolidated Indebtedness to Consolidated EBITDA not to exceed 3.25:1.00;  c) a Fixed Charge Coverage Ratio of at least 2.0:1.0; and d) maintaining a Priority Indebtedness not to exceed 10% of Consolidated Net Worth. All capitalized terms are as defined in the Note Purchase Agreement.  We were in compliance at November 30, 2010 with all of our debt covenants.

Our current ratio (current assets/current liabilities) was 2.81 to 1 at November 30, 2010, as compared to 4.06 to 1 at November 30, 2009.  The long-term debt to shareholders’ equity ratio was .40 to 1 at November 30, 2010, as compared to .45 to 1 at November 30, 2009.

The Company anticipates entering into an additional Note Purchase Agreement in January of 2011 (the “2011 Agreement”), pursuant to which the Company would issue $125 million aggregate principal amount of its 5.42% unsecured Senior Notes (the “2011 Notes”), due in January of 2021, through a private placement (the “2011 Note Offering”).  Pursuant to the 2011 Agreement, the Company’s payment obligations with respect to the 2011 Notes could be accelerated under certain circumstances.  The Company anticipates using the proceeds from the 2011 Note Offering for possible future acquisitions, working capital needs, capital improvements and future cash dividend payments.  The 2011 Notes will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

CONTRACTUAL COMMITMENTS

        Leases

We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of November 30, 2010, are summarized in the following table.

Summary of Commitments

The following summarizes our operating leases, long-term debt and interest expense for the next five years.

Fiscal Year	Operating Leases	Long-Term Debt	Interest on Long-Term Debt	Total
(In thousands) (Unaudited)
2011	$1,030	$-	$-	$1,030
2012	4,171	-	6,240	10,411
2013	3,514	14,286	5,794	23,594
2014	3,027	14,286	4,903	22,216
2015	2,906	14,286	4,011	21,203
Thereafter	11,810	57,142	7,132	76,084
Total	$26,458	$100,000	$28,080	$154,538

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

Other

At November 30, 2010, we had outstanding letters of credit in the amount of $11.7 million.  These letters of credit are issued, in lieu of performance and bid bonds, to some of our customers to cover any potential warranty costs that the customer might incur.  In addition, as of November 30, 2010, a warranty reserve in the amount of $2.1 million has been established to offset any future warranty claims.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances and form the basis for our conclusions. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition, impairment of long-lived assets, identifiable intangible assets and goodwill, accounting for income taxes, and stock options and stock appreciation rights. Actual results may differ from these estimates under different assumptions or conditions.  The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K.

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

Accruals for Contingent Liabilities- The amounts we record for estimated claims, such as self insurance programs, warranty, environmental, and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience, and the specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than what we estimate.

Revenue Recognition- Revenue is recognized for the Electrical and Industrial Products Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting for electrical products built to customer specifications under long term contracts.  We typically recognize revenue for the Galvanizing Services Segment upon completion of the galvanizing process performed on the customers’ material or shipment of this material. If we specifically agree with a galvanizing customer to hold its material for a predetermined period of time after the completion of the galvanizing process, in that circumstance, we invoice and recognize revenue upon shipment. Customer advanced payments presented in the balance sheet arise from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method.  The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion.  Contract costs include direct labor and material, and certain indirect costs.  Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.

Impairment of Long-Lived Assets, Identifiable Intangible Assets and Goodwill - We record impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment losses on long-lived assets are measured based on the excess of the carrying amount over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. A significant change in events, circumstances or projected cash flows could result in an impairment of long-lived assets, including identifiable intangible assets. An annual impairment test of goodwill is performed in the fourth quarter of each fiscal year.  The test is performed based upon the December balance sheet for the current fiscal year and is calculated using the anticipated future cash flows after tax from our operating segments. Based on the present value of the future cash flows, we will determine whether impairment may exist.  A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs; and availability of experienced labor and management to implement our growth strategies.

Accounting for Income Taxes - The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.  We also reduce deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.  Our judgments and tax strategies are subject to audit by various taxing authorities. In addition, we analyze our uncertain tax positions for derecognition, classification and required disclosures on an interim basis.

Stock Options and Stock Appreciation Rights - Our employees and directors are periodically granted stock options or Stock Appreciation Rights by the Board of Directors.  We measure the compensation cost of all employee stock-based compensation awards based on the grant-date fair value of those awards and that cost is recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).

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

We expect to incur fixed rate, long-term indebtedness of $125 million in January 2011 through the anticipated 2011 Note Offering.  Please see the discussion contained in “Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations—LIQUIDITY AND CAPITAL RESOURCES” above for a more detailed description of the 2011 Note Offering.  In anticipation of the 2011 Note Offering, we entered into a treasury lock hedging transaction with Bank of America Merrill Lynch ("BOAML") in order to eliminate the variability of cash flows on the forecasted fixed rate coupon of the debt during the pre-issuance period. The hedging transaction settled during the Company's third fiscal quarter and the Company received a payment from BOAML in the amount of $834,416 resulting therefrom. The notional value of the hedge was for $75 million and qualified for hedge accounting as a cash flow hedge.  The gain on settlement has been recorded as a component of Accumulated Other Comprehensive Income and will be amortized to interest expense over the life of the loan of 10 years.

Item 4.  Controls and Procedures.

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely discussions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
Item 1.     Legal Proceedings. - None

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

AZZ incorporated
(Registrant)

Date: 01/07/11	/s/ Dana Perry
Dana Perry, Senior Vice President for Finance Principal Financial Officer

EXHIBIT  INDEX

3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).
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

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 7, 2011. Filed Herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 7, 2011. Filed Herewith.
32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 7, 2011. Filed Herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 7, 2011. Filed Herewith.