Form 10-K
AZZ INC
filed 2011-05-12
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of August 31, 2010 (the last business day of its most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $524,203,551 based on the closing sale price of $43.78 per share as reported on the New York Stock Exchange (For purposes of determining the above stated amount, only the directors, executive officers and 10% or greater shareholders of the registrant have been deemed affiliates; however, this does not represent a conclusion by the registrant that any or all such persons are affiliates of the registrant).

As of April 30, 2011, there were 12,543,674 shares of the registrant’s common stock ($1.00 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held July 12, 2011 (Proxy Statement)	Part III

AZZ incorporated

YEAR ENDED FEBRUARY 28, 2011

This page intentionally left blank.

Forward Looking Statements

Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as, “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand and response to products and services offered by AZZ, including demand by the electrical power generation markets, electrical transmission and distribution markets, the industrial markets, and the hot dip galvanizing markets; prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; changes in the economic conditions of the various markets that AZZ serves, foreign and domestic, customer request delays of shipments, acquisition opportunities, currency exchange rates, adequacy of financing, and availability of experienced management employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; the effects and duration of continuing economic recession in the U.S. and other markets in which we operate; and acts of war or terrorism inside the United States or abroad. You are urged to consider these factors carefully in evaluating the forward-looking statements herein and are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by this cautionary statement. These statements are based on information as of the date of this Annual Report on Form 10-K and AZZ assumes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Backlog of orders for the Electrical and Industrial Products Segment was approximately $108.4 million at February 28, 2011, $109.9 million at February 28, 2010, and $174.8 million at February 28, 2009. The majority of the backlog as of February 28, 2011 should be delivered during the next 18 months.  We believe that the contracts and purchase orders included in the backlog are firm.

During the Company’s fiscal year ended February 28, 2011, the Electrical and Industrial Products Segment had international sales of $27.9 million, or 17% of this segment’s total revenues of $162.6 million.  During the fiscal years ended February 28, 2010 and February 28, 2009, the Electrical and Industrial Products Segment had international sales of $43.6 million and $50.0 million, respectively, and international sales comprised approximately 21% and 21%, respectively, of this segment’s total revenues.

We employed a total of 689 people in this segment as of February 28, 2011.

Galvanizing Services Segment

The Galvanizing Services Segment provides hot dip galvanizing to the steel fabrication industry through facilities located throughout the South, Midwest, East Coast and Southwest United States.  Hot dip galvanizing is a metallurgical process in which molten zinc is applied to a customer's material. The zinc bonding renders corrosion protection to fabricated steel for extended periods of up to 50 years.  As of February 28, 2011, we operated thirty-three galvanizing plants, which are located in Alabama, Arkansas, Arizona, Colorado, Indiana, Illinois, Louisiana, Kentucky, Minnesota, Mississippi , Missouri, Ohio, Oklahoma, Tennessee, Texas, Virginia and West Virginia.

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

On August 3, 2010, we completed our acquisition of North American Galvanizing & Coatings, Inc. (“NGA”), a leading provider of corrosion protection for iron and steel components fabricated by its customers.  AZZ gained control of NGA on June 14, 2010 by acquiring approximately 83% of its outstanding capital stock (calculated on a fully diluted basis) through a cash tender offer and caused NGA to be merged with and into an indirect wholly owned subsidiary of AZZ created solely for such acquisition, with NGA as the surviving entity.  Pursuant to the terms of the Agreement and Plan of Merger among AZZ, such subsidiary of AZZ and NGA, upon the completion of this merger each share of the remaining 17% of NGA’s outstanding capital stock (i.e., the shares not held by AZZ) was converted into the right to receive the same per-share cash consideration paid in such tender offer.  This merger resulted in NGA being an indirect wholly-owned subsidiary of AZZ. The acquisition was made to complement our existing facilities in this region and to expand our geographic footprint.

We employed a total of 1,267 people in this segment as of February 28, 2011.

The information regarding revenues, profits or losses and total assets for each of the Electrical and Industrial Products Segment and the Galvanizing Services Segment included in the financial statements included in this Annual Report on Form 10-K are incorporated by reference in this Item 1.

In order to maintain permits to operate certain of our facilities, we may need to make future capital expenditures for equipment in order to meet new or existing environmental regulations.

Executive Officers of the Registrant

Name	Age	Business Experience of Executive Officers for Past Five Years Position or Office with Registrant or Prior Employer	Held Since

David H. Dingus	63	President and Chief Executive Officer	2001

Dana L. Perry	62	Senior Vice President of Finance, Chief Financial Officer and Secretary	2004

John V. Petro	65	Senior Vice President, Electrical & Industrial Products Segment Vice President Operations, Electrical & Industrial Products	2006 2001-2006

Darren L. Caldwell	44	Vice President, Electrical & Industrial Products Segment Vice President, Global Service Mfg. and Supply Chain Mgmt., Siemens Corp General Manager, North American Service, Siemens Corp	2010 2009-2010 2005-2009

Tim E. Pendley	49	Senior Vice President, Galvanizing Services Segment Vice President Operations, Galvanizing Services Segment	2009 2004-2009

Clement H. Watson	64	Vice President Sales, Electrical Products	2000

Jim C. Stricklen	62	Vice President, Business and Manufacturing Systems	2004

Richard W. Butler	45	Vice President, Corporate Controller	2004

Ashok E. Kolady	37	Vice President, Business Development Operation, Marketing, & Business Development, Eaton Corp.	2007 2004-2007

John S. Lincoln	49	Vice President, Galvanizing Services- Northern Operations South Central Region Manager, AGS Executive Vice President, North American Galvanizing & Coatings, Inc.	2009 2006-2009 1999-2006

Bryan L. Stovall	47	Vice President, Galvanizing Services- Southern Operations SE and TX Coast Region Manager, AGS SW Region Manager, AGS	2009 2007-2009 2001-2007

Bill G. Estes	46	Vice President, Bus Duct Systems General Manager - CGIT and The Calvert Company	2009 2004-2009

John A. Petitto	66	Vice President, Switchgear Systems General Manager – Central Electric Manufacturing Co.	2009 2003-2009

Francis D. Quinn	45	Vice President, Human Resources Vice President – Benefits and Compensation, Americredit Corp.	2009 2004-2008

Each executive officer was elected by the Board of Directors to hold office until the next Annual Meeting or until his successor is elected.  No executive officer has any family relationships with any other executive officer of the Company.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and its rules and regulations.  The Exchange Act requires us to file reports, proxy statements and other information with the SEC.  Copies of these reports, proxy statements and other information can be inspected and copied at:

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

Our operations could be adversely impacted by the Macondo well incident, the continuing effects from the U.S. government moratorium on offshore deepwater drilling projects and related new regulations.

On April 22, 2010, the drilling rig Deepwater Horizon, which was engaged in deepwater drilling operations in the U.S. Gulf of Mexico, sank after an explosion and fire. The incident resulted in a significant and uncontrolled oil spill off the coast of Louisiana. On May 28, 2010, the U.S. government imposed a six-month moratorium on all offshore deepwater drilling projects. A preliminary injunction was issued blocking enforcement of the moratorium on June 22, 2010, and the U.S. government issued a new moratorium on deepwater drilling on July 12, 2010. On October 12, 2010, the U.S. government lifted the moratorium. The U.S. government has also implemented additional safety and certification requirements applicable to drilling activities in the U.S. Gulf of Mexico, has imposed additional requirements with respect to development and production activities in the U.S. Gulf of Mexico and has delayed the approval of applications to drill in both deepwater and shallow-water areas. In addition, the U.S. government has announced that it intends to require that operators demonstrate their compliance with new regulations before resuming deepwater drilling. We cannot predict when, if at all, operators in the U.S. Gulf of Mexico will be able to satisfy these requirements. At this time, we cannot predict what, if any, impact the Macondo well incident, the continuing effects from the U.S. government moratorium on offshore deepwater drilling projects and related new regulations may have on the regulation of offshore oil and gas exploration and development activity, or what actions may be taken by our customers or other industry participants in response to the incident. Changes in laws or regulations regarding offshore oil and gas exploration and development activities and decisions by customers and other industry participants could reduce demand for our services, which would have a negative impact on our operations.

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

A portion of the revenues from our Electrical and Industrial Products Segment are from international markets. The occurrence of any of the risks described below could have an adverse effect on our consolidated results of operations, cash flows and financial condition:

•	political and economic instability, such as currently is occurring in Northern Africa and the Middle East;
•	social unrest, acts of terrorism, force majeure, war or other armed conflict;
•	inflation;
•	currency fluctuation, devaluations and conversion restrictions;
•	governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds; and
•	trade restrictions and economic embargoes by the United States or other countries.

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

Our volume of fixed-price contracts for our Electrical and Industrial Products Segment could adversely affect our business.

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

Our operating results may vary significantly from quarter to quarter.

Our quarterly results may be materially and adversely affected by:

•	the timing and volume of work under new agreements;
•	general economic conditions;
•	inclement weather, such as that which affected much of the continental United States during our fourth quarter of fiscal 2011;
•	the budgetary spending patterns of customers;
•	variations in the margins of projects performed during any particular quarter;
•	losses experienced in our operations not otherwise covered by insurance;
•	a change in the demand or production of our products and our services caused by severe weather conditions;
•	a change in the mix of our customers, contracts and business;
•	a change in customer delivery schedule;
•	increases in design and manufacturing costs; and
•	abilities of customers to pay their invoices owed to us.

Accordingly, our operating results in any particular quarter may not be indicative of the results expected for any other quarter or for the entire year.

We may be unsuccessful at generating internal growth.

Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	attract new customers, internationally and domestically;
•	potential regulatory changes;
•	increase the number or size of projects performed for existing customers;
•	hire and retain employees; and
•	increase volume utilizing our existing facilities.

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

In the future, the Company could be named as a defendant in legal proceedings claiming damages from us in connection with the operation of our business.  Most of the actions against us arise out of the normal course of our performing services or with respect to the equipment we manufacture.  We could potentially be a plaintiff in legal proceedings against customers, in which we seek to recover payments of contractual amounts due to us, as well as claims for increased costs incurred by us.  When appropriate, we establish provisions against certain legal exposures, and we adjust such provisions from time to time according to ongoing developments related to each exposure.  If in the future our assumptions and estimates related to such exposures prove to be inadequate or incorrect, our consolidated results of operations, cash flows and financial condition could be adversely affected.  In addition, claims, lawsuits and proceedings may harm our reputation and possibly divert management resources away from operating our business.

Technological innovations by competitors may make existing products and production methods obsolete.

All of the products manufactured and sold by the Company depend upon the best available technology for success in the marketplace.  The competitive environment is highly sensitive to technological innovation in both segments of our business.  It is possible for our competitors, both foreign and domestic, to develop new products or production methods, which will make current products or methods obsolete or at least hasten their obsolescence.

Catastrophic events could disrupt our business.

The occurrence of catastrophic events ranging from natural disasters such as earthquakes, tsunamis or hurricanes to epidemics such as health epidemics to acts of war and terrorism could disrupt or delay our ability to complete projects and could potentially expose the Company to third-party liability claims.  Such events may or may not be fully covered by our various insurance policies or may be subject to deductibles.  In addition, such events could impact our customers and suppliers, resulting in temporary or long-term delays and/or cancellations of orders or raw materials used in normal business operations.  These situations are outside the Company’s control and could have a significant adverse impact on the results of operations.

We may incur additional healthcare costs arising from federal healthcare reform legislation.

In March 2010, Congress passed, and the President signed, the Patient Protection and Affordable Care Act. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured.  The changes required by this legislation could cause us to incur additional healthcare and other costs, but we do not expect any material short-term impact on our financial results as a result of the legislation and are currently assessing the extent of any long-term impact.

Adoption of new or revised employment and labor laws and regulations could make it easier for our employees to obtain union representation and our business could be adversely impacted.

Other than an immaterial number of employees at three of our indirect wholly-owned subsidiaries, none of our employees are currently represented by unions. However, our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If some or all of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Any changes in regulations, the imposition of new regulations, or the enactment of new legislation could have an adverse impact on our business, to the extent it becomes easier for workers to obtain union representation.

Item 1B. Unresolved Staff Comments

There were no unresolved SEC staff comments as of February 28, 2011.

Item 2.      Properties

The following table sets forth information about the Company's principal facilities, owned or leased, on February 28, 2011:

Location	Land/Acres	Buildings/Sq. Footage	Segment/Occupant

Crowley, Texas	29.7	201,000	Electrical and Industrial Products
Houston, Texas	5.4	61,600	Electrical and Industrial Products
Richland, Mississippi	6.7	58,700	Electrical and Industrial Products
Pittsburg, Kansas	15.3	87,800	Electrical and Industrial Products
Medway, Massachusetts	-	(Leased) 90,900	Electrical and Industrial Products
Fulton, Missouri	-	(Leased) 126,300	Electrical and Industrial Products
Tulsa, Oklahoma	-	(Leased) 66,000	Electrical and Industrial Products
St. Catharines, Ontario	4.57	47,500	Electrical and Industrial Products
Beaumont, Texas	12.9	33,700	Galvanizing Services
Crowley, Texas	28.5	79,200	Galvanizing Services
Houston, Texas	25.2	61,800	Galvanizing Services
Houston, Texas	23.66	128,764	Galvanizing Services
Hurst, Texas	9.19	51.583	Galvanizing Services
Waskom, Texas	10.6	30,400	Galvanizing Services
Moss Point, Mississippi	13.5	16,000	Galvanizing Services
Richland, Mississippi	5.6	22,800	Galvanizing Services
Citronelle, Alabama	10.8	34,000	Galvanizing Services
Goodyear, Arizona	16.8	36,800	Galvanizing Services
Prairie Grove, Arkansas	11.5	34,000	Galvanizing Services
Belle Chasse, Louisiana	9.5	34,000	Galvanizing Services
Port Allen, Louisiana	22.2	48,700	Galvanizing Services
Cincinnati, Ohio	15	81,700	Galvanizing Services
Canton, Ohio	13.63	60.756	Galvanizing Services
Hamilton, Indiana	49.3	110,700	Galvanizing Services
Muncie, Indiana	6.6	50,200	Galvanizing Services
Plymouth, Indiana	40	42,900	Galvanizing Services
Joliet, Illinois	12	113,900	Galvanizing Services
Dixon, Illinois	21.3	59,600	Galvanizing Services
Peoria, Illinois	7.4	42,600	Galvanizing Services
Peoria, Illinois	-	(Leased) 66,400	Galvanizing Services
Winsted, Minnesota	10.4	81,200	Galvanizing Services
Bristol, Virginia	3.6	38,000	Galvanizing Services
Benwood, West Virginia	1.83	(Leased) 51,000	Galvanizing Services
Poca, West Virginia	22.0	14,300	Galvanizing Services
Commerce, Colorado	3.85	31,940	Galvanizing Services
Chelsea, Oklahoma	15	30,700	Galvanizing Services
Tulsa, Oklahoma	29.8	186,726	Galvanizing Services
Port of Catoosa, Oklahoma	4.0	(Leased) 42,360	Galvanizing Services
Nashville, Tennessee	12.00	27,055	Galvanizing Services
St. Louis, Missouri	5.59	1,800	Galvanizing Services
Kansas City, Missouri	3.0	(Leased) 18,000	Galvanizing Services
Louisville, Kentucky	5.90	23,007	Galvanizing Services
Fort Worth, Texas	-	(Leased) 41,000	Corporate Offices

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

Other Proceedings

After we announced on April 1, 2010 our proposed acquisition of North American Galvanizing & Coatings, Inc. (“NGA”), several lawsuits (the “Stockholder Complaints”) challenging the transaction were filed seeking to enjoin it or recover unspecified damages from us in respect thereof.  The Stockholder Complaints consisted of lawsuits filed in the Delaware Court of Chancery on April 13, April 16 and May 10, 2010, a lawsuit filed in the County Court for Rogers County, Oklahoma on April 16, 2010 and a lawsuit filed in the District Court for Tulsa County, Oklahoma on April 20, 2010.  On June 7, 2010, along with the other defendants named in the Stockholder Complaints (the “Defendants”), we entered into a Memorandum of Understanding (the “Memorandum of Understanding”) with the plaintiffs in the Stockholder Complaints to settle all components of that litigation in all of the cases.  Subject to approval by the District Court in Rogers County, Oklahoma, the settlement includes (a) certification of a settlement class consisting of all record and beneficial holders of the shares of NGA’s common stock at any time from April 1, 2010 through and including August 3, 2010; (b) certain supplemental disclosures contained in an Amendment No. 1 to the Schedule 14D-9 filed by NGA; (c) certain amendments to the Merger Agreement by and among AZZ, a wholly-owned subsidiary of AZZ and NGA; (d) extension of the expiration date of the tender offer for the shares of NGA’s common stock from June 7, 2010 to June 14, 2010; (e) a release of all claims by class members against all Defendants arising from the tender offer and subsequent merger; (f) orders or judgments of dismissal with prejudice in all cases comprising the litigation; (g) an attorneys’ fee, including expenses for plaintiffs’ counsel, of $500,000; and (h) further terms, all as detailed in the Memorandum of Understanding.  The above summary of the Memorandum of Understanding is qualified in its entirety by reference to the Memorandum of Understanding, which has been filed as Exhibit (a)(5)(A) to the First Amendment to Schedule TO filed by AZZ with the SEC on June 8, 2010 in connection with the tender offer.

The Memorandum of Understanding provides that the Defendants each have denied, and continue to deny, that they have committed, attempted to commit, or aided and abetted the commission of, any violation of law or engaged in any of the wrongful acts alleged in the Stockholder Complaints, and expressly maintain that they have diligently and scrupulously complied with their fiduciary duties and other legal duties and are entering into the Memorandum of Understanding solely to eliminate the burden and expense of continued litigation.  Notwithstanding their belief that the allegations are without merit, in order to eliminate the litigation burden and expense, the Defendants have concluded that it is desirable that the Stockholder Complaints be settled on the terms reflected in the Memorandum of Understanding.  We are continuing to work with the plaintiffs in the Stockholder Complaints to obtain the necessary court approval of the settlement terms described in the Memorandum of Understanding.

We are involved from time to time in various suits and claims arising in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 4.                 [Removed and Reserved]

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $1.00 par value (“Common Stock”), is traded on the New York Stock Exchange under the symbol  “AZZ”. The following table sets forth the high and low sales prices of our Common Stock on the New York Stock Exchange on a quarterly basis for each of the two fiscal years ended February 28, 2011 and February 28, 2010.

	Quarter Ended May 31,		Quarter Ended August 31,		Quarter Ended November 30,		Quarter Ended February 28,
Per Share	2010	2009	2010	2009	2010	2009	2011	2010
High	$43.01	$34.91	$45.00	$39.78	$43.88	$42.72	$43.46	$36.10
Low	$31.27	$16.60	$33.67	$30.44	$36.04	$31.72	$39.76	$27.90
Dividends Declared	$.25	-	$.25	-	$.25	-	$.25	$.25

The payment of dividends is within the discretion of our Board and is dependent on our earnings, capital requirements, operating and financial condition and other factors.   The total amount paid for dividends during fiscal 2011 was $12.5 million, compared to $3.1 million during fiscal 2010.  We have a debt covenant with our lenders that restricts the amount of annual dividends to not exceed $15 million.

The approximate number of holders of record of our Common Stock at May 14, 2010 was 447. See Item 12 of this Report for information regarding securities authorized for issuance under equity compensation plans.

STOCK PRICE PERFORMANCE GRAPH

The following graph illustrates the five-year cumulative total return on investments in our Common Stock, the CRSP Index for NYSE Stock Market (U.S. Companies) and the CRSP Index for NYSE Stocks (SIC 5000-5099 US Companies).  These indices are prepared by Zacks Investment Research, Inc.  AZZ’s Common Stock is listed on The New York Stock Exchange and AZZ is engaged in two industry segments.  The shareholder return shown below is not necessarily indicative of future performance.  Total return, as shown, assumes $100 invested on February 28, 2006, in shares of AZZ Common Stock and each index, all with cash dividends reinvested.  The calculations exclude trading commissions and taxes.

Comparison of Five Year-Cumulative Total Returns

Value of $100 Invested on February 28, 2006

For Fiscal Year Ended on the Last Day of February

Symbol	CRSP Total Returns Index for:	2/06	2/07	2/08	2/09	2/10	2/11
——	AZZ incorporated	100.00	177.68	310.74	177.54	277.78	386.55
– – –	CRSP Index for NYSE Stock Market (US Companies)	100.00	114.10	110.07	61.60	95.10	118.01
……	CRSP Index for NYSE Stocks (SIC 5000-5099 US Companies)	100.00	109.95	105.32	56.24	100.50	131.90

The equity compensation plan information required by this Item is incorporated herein by reference to the section titled “Equity Compensation Plan Information” in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.                 Selected Financial Data.

	Fiscal Year
	2011 (a)	2010	2009 (b)	2008	2007 (d)
	(In thousands, except per share amounts)
Summary of operations:
Net sales	$380,649	$357,030	$412,364	$320,193	$260,344
Net income	34,963	37,728	42,206	27,688	21,604

Earnings per share:
Basic earnings per common share	$2.81	$3.07	$3.48	$2.30	$1.86
Diluted earnings per common share	2.77	3.02	3.43	2.26	1.82

Total assets	$566,525	$381,961	$354,715	$193,319	$200,908
Long-term debt	225,000	100,000	100,000	-	35,200
Total liabilities	310,507	154,095	167,604	47,163	89,759
Shareholders' equity	256,018	227,866	187,112	146,157	111,148
Working capital	225,833	163,825	123,652	60,299	62,252

Cash provided by operating activities	$42,085	$82,588	$60,196	$38,926	$6,928
Capital expenditures	16,411	12,037	20,009	9,926	10,659
Depreciation & amortization	22,166	17,426	14,528	8,199	6,660
Cash dividend per common share	1.00	.25	-	-	-

Weighted average shares outstanding (c)	12,461	12,283	12,140	12,013	11,599

(a)
Includes the acquisition of North American Galvanizing & Coatings, Inc, on June 14, 2010. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year ended February 28, 2011 compared to year ended February 28, 2010.

(b)	Includes the acquisition of AAA Industries, Inc. on April 1, 2008 and Blenkhorn and Sawle on July 1, 2008.
(c)	Adjusted to reflect a two-for-one stock split, effective in the form of a stock dividend on May 4, 2007.
(d)	Includes the acquisition of Witt Galvanizing, Inc. on November 1, 2006.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Annual  Report on Form 10-K.  This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of the factors we describe under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We operate two distinct business segments, the Electrical and Industrial Products Segment and the Galvanizing Services Segment.  The Electrical and Industrial Products Segment serves the power generation, transmission and distribution markets and the general industrial market.  As of February 28, 2011, the Galvanizing Services Segment consists of thirty-three hot dip-galvanizing facilities located throughout the South, Midwest, East Coast and Southwest United States that provide galvanizing services to the steel fabrication industry. References herein to fiscal years are to the twelve-month periods that end in February of the relevant calendar year.  For example, the twelve-month period ended February 28, 2011 is referred to as "fiscal 2011" or "fiscal year 2011."

For the fiscal year-ended February 28, 2011, we recorded revenues of $380.6 million compared to the prior year’s revenues of $357.0 million.  Approximately 43% of our revenues were generated from the Electrical and Industrial Products Segment and approximately 57% were generated from the Galvanizing Services Segment.  Net income for fiscal 2011 was $35.0 million compared to $37.7 million for fiscal 2010. Net income as a percentage of sales was 9.2% for fiscal 2011 as compared to 10.6% for fiscal 2010.  Earnings per share decreased by 8% to $2.77 per share for fiscal 2011 compared to $3.02 per share for fiscal 2010, on a diluted basis.

For the fourth quarter of fiscal 2011, our incoming order rate reflected what we believe to be the leveling off of our business cycle, and we are beginning to see modest increases in our inquiry and quotation levels for the Electrical and Industrial Products Segment and modest growth in our Galvanizing Services Segment.  Our book to ship ratio for the fourth quarter of 107% is encouraging considering the fact that our fourth quarter is traditionally our weakest quarter for incoming orders.  While the opportunities are increasing, pricing remains a challenge due to competitive forces and increased cost of commodities.  We believe this will continue through most of fiscal 2012.  Fiscal 2011 results reflect the positive impact and the assimilation of NGA, which we acquired on June 14, 2010.  Organic growth in our Galvanizing Services Segment combined with acquisition growth is most encouraging to us.  The markets for our galvanizing services continue to show improvement.  And we are continuing our efforts to identify additional product and market opportunities in both segments of our business that will add growth and enhance our strategic position.

Results of Operations

Management believes that analyzing our revenue and operating income by segment is the most meaningful way to analyze our results of operations.  Segment operating income consists of net sales less cost of sales, identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment.  The other (income) expense items included in segment operating income are generally insignificant.  For a reconciliation of segment operating income to pretax income, see Note 11 to Notes to Consolidated Financial Statements.

Year ended February 28, 2011 compared with year ended February 28, 2010

Backlog

Our operations ended fiscal 2011 with a backlog of $108.4 million, a decrease of 1% as compared to fiscal 2010 ending backlog of $109.9 million. All ending backlog for fiscal 2011 relates to our Electrical and Industrial Products Segment. Our book-to-ship ratio was 1.0 to 1 for fiscal 2011 as compared to .82 to 1 in the prior year. In fiscal 2011, our back log did stabilize but we did not see the recovery that we had anticipated. Incoming orders increased 30% for fiscal 2011 as compared to the same period last year. The incoming orders reflected a continued slower release despite the year over year increase of orders, due to economic and regulatory uncertainty.  While it is difficult to forecast timing of order releases in the market, we anticipate that during the second half of fiscal 2012 we will start to see the rebuilding of our backlog.

The following table reflects bookings and shipments for fiscal 2011 and 2010.

Backlog Table
(In thousands)

	Period Ended		Period Ended
Backlog	2/28/10	$109,918	2/28/09	$174,831
Bookings		379,110		292,117
Shipments		380,649		357,030
Backlog	2/28/11	$108,379	2/28/10	$109,918
Book to Ship Ratio		1.00		.82

Revenues

Our consolidated revenues for fiscal 2011 increased by $23.6 million or 6.6%, as compared to fiscal 2010.

The following table reflects the breakdown of revenue by segment:

	2011	2010
	(In thousands)
Revenue:
Electrical and Industrial Products	$162,600	$203,457
Galvanizing Services	218,049	153,573
Total Revenue	$380,649	$357,030

The Electrical and Industrial Products Segment produces highly engineered specialty products supplied to the power generation, power transmission, power distribution and general industrial markets and lighting and tubular products to the industrial and petroleum markets. The segment recorded revenues for fiscal 2011 of $162.6 million, a decrease of 20% compared to fiscal 2010 revenues of $203.5 million.  The lower revenues reflected reduced demand from the petrochemical and electrical transmission and distribution markets as compared to the same period last year. We do not anticipate an increase in the electrical transmission and distribution market until overall electrical demand increases and/or utilities are able to get regulatory rate increases.

Our Galvanizing Services Segment, which consisted of thirty-three hot dip galvanizing facilities as of February 28, 2011, generated revenues of $218.0 million, a 42% increase from the prior year’s revenues of $153.6 million. Volume of steel processed for the fiscal year increased 40% and selling price increased 2% for fiscal 2011 as compared to fiscal 2010.   As discussed previously, we acquired NGA on June 14, 2010.  Excluding the acquisition of NGA, volumes increased 6% and selling price increased 3%. The improved volumes reflected the overall improvement of the industrial sector of the general economy.  Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	2011	2010
	(In thousands)
Segment Operating Income:
Electrical and Industrial Products	$27,072	$40,803
Galvanizing Services	56,965	44,843
Total Segment Operating Income	$84,037	$85,646

Total segment operating income (see Note 11 to Notes to Consolidated Financial Statements) decreased $1.6 million to $84.0 million in fiscal 2011 as compared to $85.6 million in fiscal 2010. Consolidated operating margins as a percentage of sales decreased to 22% for fiscal 2011 as compared to 24% in fiscal 2010. The Electrical and Industrial Products Segment generated 32% of the operating income for fiscal 2011, while the Galvanizing Services Segment produced the remaining 68%.

Operating income for the Electrical and Industrial Products Segment decreased $13.7 million, or 34%, for fiscal 2011, to $27.1 million as compared to $40.8 million for fiscal 2010. Operating margins for this segment were 17% for fiscal 2011 as compared to 20% for fiscal 2010. Operating margins were unfavorable for fiscal 2011 due to the loss of leverage and operational efficiencies resulting in reduced plant utilization combined with less favorable pricing caused by competitive market conditions for the compared periods. Margins for fiscal 2012 will remain depressed due to less favorable market conditions.

Operating income for the Galvanizing Service Segment increased $12.1 million for fiscal 2011 to $57.0 million as compared to $44.8 million for the prior year.  Operating margins were 26% for fiscal 2011 and 29% for fiscal 2010.  Margins were adversely impacted by higher zinc costs for fiscal 2011 and 2010.  Margins for fiscal 2012 are anticipated to be at the same levels as they were in fiscal 2011. The operating income and margins for NGA were $12.2 million and 25%, respectively, for fiscal 2011.

General Corporate Expense

General corporate expenses were $21.5 million for fiscal 2011 and $18.4 million for fiscal 2010. As a percentage of sales, general corporate expenses were 5.6% for fiscal 2011 as compared to 5.2% in fiscal 2010.  During fiscal 2011, we expensed $1.9 million in acquisition costs related to the NGA acquisition.

Interest

Interest expense for fiscal 2011 increased 13.1% to $7.7 million as compared to fiscal 2010.  This increase was primarily due to the short term borrowing against our revolving line of credit to partially fund the acquisition of NGA.  In addition, additional interest was incurred on our $125 million unsecured notes that were issued as of January 21, 2011. We had outstanding long term debt of $225 million at the end of fiscal 2011 compared to $100 million at the end of fiscal 2010; the additional long term debt outstanding at the end of fiscal 2011 resulted entirely from the 2011 Note Offering (as described under Liquidity and Capital Resources).   Our long-term debt as a percentage of shareholders’ equity ratio was .88 to 1 at the end of fiscal 2011.

Other (Income) Expense

For fiscal 2011 and 2010, the amounts in other (income) expense (see Note 11 of Notes to Consolidated Financial Statements) were insignificant.

Provision For Income Taxes

The provision for income taxes reflects an effective tax rate of 36% for fiscal 2011 and 38% for fiscal 2010.  The decrease in the effective tax rate was due to higher benefits under Section 199 of the Internal Revenue Code, domestic production deduction, resulting from differences in the mix of profits for the compared periods.

Year ended February 28, 2010 compared with year ended February 28, 2009

Backlog

Our operations ended fiscal 2010 with a backlog of $109.9 million, a decrease of 37% as compared to fiscal 2009 backlog of $174.8 million. All ending backlog for fiscal 2010 related to our Electrical and Industrial Products Segment. Our book-to-ship ratio was .82 to 1 for fiscal 2010 as compared to 1.06 to 1 in the prior year. Incoming orders decreased 34% for fiscal 2010 as compared to fiscal 2009.  The incoming orders reflected a slower release of orders due to economic and regulatory uncertainty.

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

The Electrical and Industrial Products Segment recorded revenues for fiscal 2010 of $203.5 million, a decrease of 10% compared to fiscal 2009 revenues of $225.8 million.  The lower revenues reflected slower incoming orders during fiscal 2010, which resulted in lower revenues in the fourth quarter.  Demand from the industrial and petrochemical markets slowed significantly during fiscal 2010 and was lower compared to the same period in the prior year.  Timing of new projects and release orders for energy infrastructure rebuilds, expansion and upgrades significantly contributed to the lower demand from these markets due to the uncertainty about the economy and future regulatory actions.

Our Galvanizing Services Segment, which consisted of twenty-two hot dip galvanizing facilities as of February 28, 2010, generated revenues of $153.6 million, an 18% decrease from the prior year’s revenues of $186.6 million. Volume of steel processed for the fiscal year decreased 11% and selling price decreased 7% for fiscal 2010 as compared to fiscal 2009. The downturn in revenues was driven by the global recession, which had limited financing for some of our customers and caused some manufacturers to have extended shutdown periods.  Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

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

Our continuous improvement programs, combined with aggressive marketing programs, had a positive impact on our operating margins for fiscal 2010.  We believe that these efforts and lower commodity costs positively impacted our operating margin for Fiscal 2010.

Operating income for the Electrical and Industrial Products Segment increased $1.9 million, or 5%, for fiscal 2010 to $40.8 million as compared to $39 million for fiscal 2009. Operating margins for this segment were 20% for fiscal 2010 as compared to 17% for fiscal 2009. Operating margins were favorable for fiscal 2010 due to pricing discipline, improved project management, and favorable costs of key commodities.

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

Interest

Interest expense for fiscal 2010 increased 10.8% to $6.8 million as compared to fiscal 2009.  This increase was primarily due to our 6.24% unsecured Notes being outstanding for all of fiscal 2010 as compared to such Notes being outstanding during only 11 months of fiscal 2009. We had outstanding long term debt of $100 million at the end of both fiscal 2010 and 2009.   Our long-term debt as a percentage of shareholders’ equity ratio was .44 to 1 at the end of fiscal 2010.

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

Liquidity and Capital Resources

We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, cash dividend payments, capital improvements, debt repayment, letter of credits and acquisitions. We believe that working capital, funds available under our credit agreement, and funds generated from operations should be sufficient to finance anticipated operational activities, dividends, capital improvements, and payment of debt and possible future acquisitions during fiscal 2012.

Our operating activities generated cash flows of approximately $42.1 million for the fiscal year ended February 28, 2011, and $82.6 million for the prior fiscal year.  Cash flow from operations for the fiscal year ended February 28, 2011, included net income in the amount of $35.0 million, depreciation and amortization in the amount of $22.2 million, and other adjustments to reconcile net income to net cash in the amount of a $.2 million.  Included in other adjustments were provisions for bad debt in the amount of $.2 million, deferred income taxes in the amount of ($3.4 million), gain or loss on the sale of assets in the amount of ($.08 million), and non-cash adjustments in the amount of $3.5 million.  Negative cash flow was recognized due to increased receivables, inventories and revenue in excess of billings in the amount of $1.3 million, $11.3 million and $6.2 million, respectively.  Positive cash flow was recognized due to decreased prepaids and other assets and increased accounts payables and other accrued liabilities in the amount of $.3 million, $2.7 million and $.5 million, respectively.  Accounts receivable average days outstanding were 47 days for the fiscal year ended February 28, 2011, as compared to 53 days for the fiscal year ended February 28, 2010.

Our working capital was $225.8 million at February 28, 2011, as compared to $163.8 million at February 28, 2010.

During fiscal 2011, capital improvements were made in the amount of $16.4 million.  The breakdown of capital spending by segment for fiscal 2011, 2010 and 2009 can be found in Note 11 of the Notes to Consolidated Financial Statements.

We received sales or insurance proceeds for property and equipment in the amount of $.2 million and proceeds from the exercise of stock options and SARs, and related tax benefits in the amount of $1.3 million. There was a quarterly cash dividend paid throughout fiscal 2011 totaling $12.5 million.

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) by and between AZZ and Bank of America, N.A. ("Bank of America").  The Credit Agreement provides for a $60 million unsecured revolving line of credit with one lender, Bank of America, maturing on May 25, 2011. The facility is used to provide for working capital needs, capital improvements, future acquisitions and letter of credit needs.  On April 29, 2010, we amended the Credit Agreement to provide for an $80 million unsecured revolving line of credit maturing on May 25, 2014, increased the amount of cash dividends the Company is allowed to pay to $15 million annually and increase the basket for AZZ Common Stock repurchases to $40 million over the life of the revolving line of credit.,

The Credit Agreement provides for various financial covenants consisting of a) Minimum Consolidated Net Worth – maintain on a consolidated basis net worth equal to at least the sum of $182.3 million, plus 50% of future net income, b) Maximum Leverage Ratio – maintain on a consolidated basis a Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.25:1.0, c) Fixed Charge Coverage Ratio – maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.75:1.0 and d) Capital Expenditures – not to make Capital Expenditures  (as defined in the Credit Agreement) on a consolidated basis in an amount in excess of $30 million.

The Credit Agreement also provides for an applicable margin ranging from 1.00% to 1.75% over the Eurodollar Rate and Commitment Fees ranging from .20% to .30% depending on our Leverage Ratio.

A February 28, 2011 and 2010, we had no outstanding debt against the revolving credit facility.  Also, we had letters of credit outstanding in the amount of $12.3 million, which left approximately $67.7 million of additional credit available under the revolving credit facility.

On March 31, 2008, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") pursuant to which the Company issued $100 million aggregate principal amount of its 6.24% unsecured Senior Notes (the "2008 Notes") due March 31, 2018 through a private placement (the "2008 Note Offering").  Pursuant to the Note Purchase Agreement, the Company’s payment obligations with respect to the Notes may be accelerated upon any Event of Default, as defined in the Note Purchase Agreement.

The Company entered into an additional Note Purchase Agreement on January 21, 2011 (the “2011 Agreement”), pursuant to which the Company issued $125 million aggregate principal amount of its 5.42% unsecured Senior Notes (the “2011 Notes”), due in January of 2021, through a private placement (the “2011 Note Offering”).  Pursuant to the 2011 Agreement, the Company’s payment obligations with respect to the 2011 Notes may be accelerated under certain circumstances.  The Company anticipates using the proceeds from the 2011 Note Offering for possible future acquisitions, working capital needs, capital improvements and future cash dividend payments.

In connection with the Note Offering, the Company entered into an amendment to our Credit Agreement. The Amendment contained the consent of Bank of America to the 2011 Note Offering, amended the Credit Agreement to provide that the 2011 Note Offering will not constitute a default under the Credit Agreement and amended the Credit Agreement to reflect the same financial covenants as the 2008 Notes.  In connection with the 2011 Note Offering, the Company obtained the consent of Bank of America to the 2011 Note Offering and the agreement of Bank of America that the 2011 Note Offering will not constitute a default under the Credit Agreement.

The 2008 Notes and the 2011 Notes each provide for various financial covenants of a) Minimum Consolidated Net Worth - Maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50% of future net income; b) Maximum Ratio of Consolidated Indebtedness to Consolidated EBITDA – Maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00;  c) Fixed Charge Coverage Ratio - Maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Note Purchase Agreement) of at least 2.0:1.0; d) Priority Indebtedness – The Company will not at any time permit aggregate amount of all Priority Indebtedness (as defined in the Note Purchase Agreement) to exceed 10% of Consolidated Net Worth (as defined in the Note Purchase Agreement).

We were in compliance at February 28, 2011 with all of our debt covenants.

Our current ratio (current assets/current liabilities) was 4.88 to 1 at the end of fiscal 2011, as compared to 4.76 to 1 at the end of fiscal 2010.  Shareholder equity grew 12.4% during fiscal 2011 to $256.0 million. At the end of fiscal 2011, we had $225 million in long-term debt outstanding and our long-term debt as a percentage of shareholders’ equity ratio was .88 to 1.

Historically, we have not experienced a significant impact on our operations from increases in general inflation other than for specific commodities.  We have exposure to commodity price increases in both segments of our business, primarily copper, aluminum and steel in the Electrical and Industrial Products Segment, and zinc and natural gas in the Galvanizing Services Segment.  We attempt to minimize these increases through escalation clauses in customer contracts for copper, aluminum and steel, when market conditions allow and through protective caps and fixed contract purchases on zinc.  In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process and through increases in prices where competitively feasible. Many economists predict increased inflation in coming years due to U.S. and international monetary policies, and there is no assurance that inflation will not impact our business in the future.

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

Contractual Commitments

The following summarizes the Company’s operating leases, debt and interest for the next five years and thereafter.

	Operating Leases	Long-Term Debt	Interest	Total
	(In thousands)
2012	$4,161	$-	$13,015	$17,176
2013	3,705	14,286	12,569	30,560
2014	3,249	14,286	11,678	29,213
2015	3,078	14,286	10,786	28,150
2016	2,793	14,286	9,895	26,974
Thereafter	9,011	167,856	37,887	214,754
Total	$25,997	$225,000	$95,830	$346,827

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

In the Galvanizing Services Segment, the Company utilizes contracts with its zinc suppliers that include protective caps  and a fixed cost contract to guard against rising commodity prices. The Company also secures firm pricing for natural gas supplies with individual utilities when possible.  Management believes these agreements partially offset exposure to commodity price escalations.

There are no contracted purchase commitments for any other commodity items including steel, aluminum, natural gas, copper, zinc or any other commodity, except for those entered into under the normal course of business.

Other

At February 28, 2011, the Company had outstanding letters of credit in the amount of $12.3 million.  These letters of credit are issued to a portion of the Company’s customers in our Electrical and Industrial Products Segment to cover any potential warranty costs and in lieu of performance and bid bonds.  In addition, as of February 28, 2011, a warranty reserve in the amount of $2.5 million has been established to offset any future warranty claims.

The Company has been named as a defendant in certain lawsuits in the normal course of business.  In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on our financial position or results of operations.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances, and form the basis for our conclusions. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition, impairment of long-lived assets, identifiable intangible assets and goodwill, and accounting for income taxes and stock options and stock appreciation rights. Actual results may differ from these estimates under different assumptions or conditions.  The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements.

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

Impairment of Long-Lived Assets, Identifiable Intangible Assets and Goodwill - We record impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment losses on long-lived assets are measured based on the excess of the carrying amount over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. A significant change in events, circumstances or projected cash flows could result in an impairment of long-lived assets, including identifiable intangible assets. An annual impairment test of goodwill is performed in the fourth quarter of each fiscal year.  The test is calculated using the anticipated future cash flows after tax from our operating segments. Based on the present value of the future cash flows, we will determine whether impairment may exist.  A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market, changes in economic conditions of these various markets, raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies. Our testing concludes goodwill is not reasonably likely to be impaired.

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

Stock Options, Stock Appreciation Rights and Restricted Stock Units - Our employees and directors are periodically granted restricted stock units, stock options or stock appreciation rights by the Compensation Committee of the Board of Directors. The compensation cost of all employee stock-based compensation awards is measured based on the grant-date fair value of those awards and that cost is recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).

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

New Accounting Pronouncements

In 2009, the FASB issued a revised standing for accounting and disclosures of revenues related to arrangements with customers to provide multiple products and services at different points in time or over different time periods.  This standard is effective for our fiscal year ending February 29, 2012.  The adoption of this standard is not expected to have a material effect on AZZ’s consolidated financial statements.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

Market risk affecting our operations results primarily from changes in interest rates and commodity prices. We have only limited involvement with derivative financial instruments and are not a party to any leveraged derivatives.

In the Electrical and Industrial Products Segment, we have exposure to commodity pricing for copper, aluminum, and steel.  Increases in price for these items are normally managed through escalation clauses in our customer’s contracts, although during difficult market conditions customers may resist these escalation clauses.  We manage our exposures to commodity prices, primarily zinc used in our Galvanizing Services Segment, by utilizing agreements with zinc suppliers that include protective caps and fixed contracts to guard against escalating commodity prices.  We believe these agreements ensure adequate supplies and partially offset exposure to commodity price escalation.

The Company has exposure to foreign currency exchange related to our Canadian operations.

We do not believe that a hypothetical change of 10% of the interest rate or currency exchange rate that are currently in effect or a change of 10% of commodity prices would have a significantly adverse effect on our results of operations, financial position, or cash flows as long as we are able to pass along the increases in commodity prices to our customers. However, there can be no assurance that either interest rates or commodity prices will not change in excess of the 10% hypothetical amount or that we would be able to pass along rising costs of commodity prices to our customers, which could have an adverse effect on our results of operations, financial position, and cash flows if we are unable to pass along these increases to our customers.

We incurred fixed rate, long-term indebtedness of $125 million in January 2011 through the 2011 Note Offering.  Please see the discussion contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” above for a more detailed description of the 2011 Note Offering.  In anticipation of the 2011 Note Offering, we entered into a treasury lock hedging transaction with Bank of America Merrill Lynch (“BAML”) in order to eliminate the variability of cash flows on the forecasted fixed rate coupon of the debt during the pre-issuance period.  The hedging transaction settled during the Company’s third fiscal quarter of fiscal 2011, and the Company received a payment from BAML in the amount of $834,416 resulting therefrom.  The notional value of the hedge was $75 million and qualified for hedge accounting as a cash flow hedge.  The gain on settlement has been recorded as a component of Accumulated Other Comprehensive Income and will be amortized to interest expense over the life of the loan of 10 years.

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

Item 9.                 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers,  as appropriate to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Internal Controls Over Financial Reporting

While the Company believes that its existing controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its controls and procedures and to monitor ongoing developments in this area.

The Report of Management Regarding Internal Control Over Financial Reporting is included on page 32.

BDO USA LLP, an independent registered public accounting firm and our independent auditor, has issued an audit report on our internal controls over financial reporting which is included on pages 33-34.

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

Information regarding directors of AZZ required by this Item is incorporated by reference to the section entitled “Election of Directors” set forth in the Proxy Statement for our 2011 Annual Meeting of Shareholders.

The information regarding compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement for our 2011 Annual Meeting of Shareholders.

Information regarding our audit committee financial experts and code of ethics and business conduct required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Proxy Statement for our 2011 Annual Meeting of Shareholders.

No director or nominee for director has any family relationship with any other director or nominee or with any executive officer of our company.

Item 11.                 Executive Compensation.

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Fees Paid to Directors” set forth in our Proxy Statement for our 2011 Annual Meeting of Shareholders.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management” set forth in the Proxy Statement for our 2011 Annual Meeting of Shareholders.

Equity Compensation Plans

The following table provides a summary of information as of February 28, 2011, relating to our equity compensation plans in which our Common Stock is authorized for issuance.

Equity Compensation Plan Information:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders (1)	415,759	(2)	$28.47	558,083	(3)
Total	415,759		$28.47	558,083

(1)
Consists of the Amended and Restated 2005 Long-Term Incentive Plan, and 2001 Long-Term Incentive Plan.  See Note 9, “Stock Options” to our “Notes to Consolidated Financial Statements” for further information.

(2)	The average term of outstanding options and stock appreciation rights is 1.12 years.

(3)	Consists of 346,939 shares remaining available for future issuance under the Amended and Restated 2005 Long-Term Incentive Plan and 211,144 shares under the 2001 Long-Term Incentive Plan.

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

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” set forth in the Proxy Statement for our 2011 Annual Meeting of Shareholders.

PART IV

Item 14.    Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the sections entitled “Other Business – Independent Auditor Fees” and “Other Business – Pre-approval of Non-audit Fees” set forth in our Proxy Statement for our 2011 Annual Meeting of Shareholders.

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

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits beginning on page 60, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 5/12/2011	By: /s/ David H. Dingus
David H. Dingus Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

/s/David H. Dingus	/s/ Dana L. Perry
David H. Dingus Principal Executive Officer and Director	Dana L. Perry Principal Financial Officer and Director

/s/Daniel R. Feehan	/s/ Richard Butler
Daniel R. Feehan Director	Richard Butler Vice President and Controller, Principal Accounting Officer

/s/Martin C. Bowen	/s/Peter A. Hegedus
Martin C. Bowen Director	Peter A. Hegedus Director

/s/Daniel E. Berce	/s/Dr. H. Kirk Downey
Daniel E. Berce Director	Dr. H. Kirk Downey Chairman of the Board and Director

/s/Sam Rosen	/s/Kevern R. Joyce
Sam Rosen Director	Kevern R. Joyce Director

Index to Consolidated Financial Statements and Schedules

		Page
1.	Consolidated Financial Statements

	Management’s Report on Internal Controls Over Financial Reporting	32

	Report of Independent Registered Public Accounting Firm	33-34

	Consolidated Statements of Income for the years ended February 28, 2011, 2010, and 2009	35

	Consolidated Balance Sheets as of February 28, 2011 and 2010	36-37

	Consolidated Statements of Cash Flows for the years ended February 28, 2011, 2010, and 2009	38-39

	Consolidated Statements of Shareholders' Equity for the years ended February 28, 2011, 2010, and 2009	40

	Notes to Consolidated Financial Statements	41-58

2.	Consolidated Financial Statements Schedule

	Schedule II – Valuation and Qualifying Accounts and Reserves	59

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control- Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, "COSO". Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was effective as of February 28, 2011. The effectiveness of our internal control over financial reporting as of February 28, 2011, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their attestation report included herein.  Management did not assess the effectiveness of internal controls over financial reporting of NGA or its subsidiaries because of the timing of the acquisition, which was completed on August 3, 2010.  NGA constituted approximately 24% of total assets as of February 28, 2011 and 13%  and 24% of revenues and net income, respectively, for the year then ended.

Report of Independent Registered Public Accounting Firm

 Board of Directors and Shareholders
 AZZ incorporated
 Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of AZZ incorporated as of February 28, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2011. Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. We have also audited AZZ incorporated’s internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AZZ incorporated’s management is responsible for these financial statements, financial statement schedule, maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements, financial statement schedule and to express an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AZZ incorporated as of February 28, 2011 and 2010 and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, AZZ incorporated maintained, in all material respects, effective internal control over financial reporting as of February 28, 2011, based on the COSO criteria.

In addition, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of North American Galvanizing and Coatings, Inc. (NGA) whose acquisition was completed on August 3, 2010 and which are included in the consolidated balance sheet of AZZ incorporated as of February 28, 2011 and the related consolidated statements of income, shareholders equity, and cash flows for the year ended.  NGA constituted approximately 24% of total assets as of February 28, 2011 and 13%  and 24% of revenues and net income, respectively, for the year then ended.  Management did not assess the effectiveness of internal control over financial reporting of the companies because of the timing of the acquisition.  Our audit of internal control over financial reporting of AZZ incorporated also did not include an evaluation of the internal control over financial reporting of NGA.

As discussed in Note 1 to the consolidated financial statements, the Company adopted ASC 805-10 (formerly Statement of Financial Accounting Standard No. 141(R), Business Combinations) effective March 1, 2009.

Dallas, Texas
May 10, 2011

AZZ incorporated
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended
	February 28,	February 28,	February 28,
	2011	2010	2009

Net sales	$380,649,407	$357,030,075	$412,364,321
Costs and expenses:
Cost of sales	273,006,712	247,383,972	299,011,807
Selling, general, and administrative	46,645,119	43,417,024	43,221,186
Net gain from sale of or insurance settlement on property, plant and equipment	(75,054)	(93,299)	(1,508,892)
Interest expense	7,730,556	6,838,028	6,169,723
Other income, net	(1,615,942)	(898,902)	(1,439,635)
	325,691,391	296,646,823	345,454,189

Income before income taxes	54,958,016	60,383,252	66,910,132
Income tax expense	19,995,375	22,655,328	24,703,907

Net income	$34,962,641	$37,727,924	$42,206,225

Earnings per common share:
Basic earnings per share	$2.81	$3.07	$3.48

Diluted earnings per share	$2.77	$3.02	$3.43

Weighted average number common shares	12,461,350	12,283,167	12,140,152
Weighted average number common shares and potentially dilutive common shares	12,600,654	12,475,817	12,302,176

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED BALANCE SHEETS

	As of February 28,
Assets	2011	2010

Current assets:
Cash and cash equivalents	$138,389,837	$110,607,029
Accounts receivable, net of allowance for doubtful accounts of $720,000 in 2011 and 2010	61,945,377	39,431,918
Inventories	59,552,392	40,124,581
Costs and estimated earnings in excess of billings on uncompleted contracts	15,880,092	10,782,424
Deferred income tax assets	7,003,167	5,225,379
Prepaid expenses and other	1,248,270	1,281,605
Total current assets	284,019,135	207,452,936

Property, plant, and equipment, at cost:
Land	12,096,398	5,694,013
Buildings and structures	78,142,939	60,292,211
Machinery and equipment	106,311,040	79,971,006
Furniture, fixtures, software and computers	13,735,200	12,336,230
Automotive equipment	2,058,072	2,073,225
Construction in progress	3,547,498	1,306,267
	215,891,147	161,672,952
Less accumulated depreciation	(90,529,512)	(74,308,450)
Net property, plant, and equipment	125,361,635	87,364,502

Goodwill	113,463,436	69,420,256
Intangibles and other assets	43,680,635	17,723,464

Total Assets	$566,524,841	$381,961,158

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED BALANCE SHEETS (Continued)

	As of February 28,
Liabilities and Shareholders' Equity	2011	2010

Current liabilities:
Accounts payable	$21,713,896	$12,116,783
Income tax payable	2,838,901	246,602
Accrued salaries and wages	7,038,999	4,978,522
Other accrued liabilities	14,444,720	12,393,729
Customer advance payment	7,308,909	7,454,650
Profit sharing	4,713,445	5,216,000
Billings in excess of costs and estimated earnings on uncompleted contracts	127,360	1,221,902
Total current liabilities	58,186,230	43,628,188

Long-term debt due after one year	225,000,000	100,000,000

Deferred income tax liabilities	27,320,738	10,466,932

Total liabilities	$310,506,968	$154,095,120

Commitments and Contingencies

Shareholders' equity:
Common Stock, $1 par value; 50,000,000 shares authorized; 12,609,160 shares issued at February 28, 2011 and February 28, 2010	12,609,160	12,609,160
Capital in excess of par value	24,141,022	20,783,366
Retained earnings	218,889,963	196,394,134
Accumulated other comprehensive income (loss)	920,063	(672,858)
Less Common Stock held in treasury, at cost (109,804 shares at February 28, 2011 and 252,638 shares at February 28, 2010)	(542,335)	(1,247,764)
Total shareholders' equity	256,017,873	227,866,038

	$566,524,841	$381,961,158

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	February 28,	February 28,	February 28,
	2011	2010	2009

Cash flows from operating activities:
Net income	$34,962,641	$37,727,924	$42,206,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,929,017	15,603,004	12,921,034
Amortization	3,237,065	1,823,491	1,606,957
Non-cash compensation expense	3,146,002	2,306,330	1,843,318
Non-cash interest expense	332,424	305,394	281,076
Provision for doubtful accounts	228,959	40,602	931,794
Deferred income tax expense (benefit)	(3,383,086)	(381,840)	5,568,600
Net gain on insurance settlement or sale of property, plant and equipment	(75,054)	(93,299)	(1,508,892)
Effects of changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(1,268,799)	26,822,381	(16,653,577)
Inventories	(11,291,056)	14,662,337	1,998,318
Prepaid expenses and other assets	303,161	(241,823)	43,211
Net change in billings related to costs and estimated earnings on uncompleted contracts	(6,192,210)	(985,767)	671,143
Accounts payable	2,653,172	(5,800,477)	755,889
Other accrued liabilities and income taxes	503,119	(9,200,471)	9,531,074

Net cash provided by operating activities	42,085,355	82,587,786	60,196,170

Cash flows from investing activities:
Proceeds from the sale or insurance settlement of property, plant and equipment	235,303	423,751	3,529,481
Acquisition of subsidiaries, net of cash acquired	(104,091,416)	(6,899,561)	(96,332,010)
Purchases of property, plant and equipment	(16,410,874)	(12,036,726)	(20,008,583)

Net cash used in investing activities	(120,266,987)	(18,512,536)	(112,811,112)

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the years ended
	February 28,	February 28,	February 28,
	2011	2010	2009
Cash flows from financing activities:
Proceeds from long-term debt	125,000,000	-	100,000,000
Debt acquisition costs	(1,254,002)	-	(2,000,000)
Tax benefits from stock options exercised	895,838	1,609,125	72,453
Proceeds from exercise of stock options and stock appreciation rights	379,955	466,117	31,242
Proceeds on revolving loan	12,000,000	-	-
Payments on revolving loan	(12,000,000)	-	-
Payments on long term debt	(7,300,000)	-	-
Proceeds from settlement of derivative	834,416	-	-
Cash dividends paid	(12,466,812)	(3,089,130)	-

Net cash provided by (used in) financing activities	106,089,395	(1,013,888)	98,103,695

Effect of exchange rate changes on cash	(124,955)	(12,044)	(157,983)

Net increase in cash and cash equivalents	27,782,808	63,049,318	45,330,770

Cash and cash equivalents at beginning of year	110,607,029	47,557,711	2,226,941

Cash and cash equivalents at end of year	$138,389,837	$110,607,029	$47,557,711

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,645,354	$6,532,634	$3,322,618

Income taxes	$13,849,749	$21,167,656	$20,558,538

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in	Retained	Accumulated Other	Treasury	Total
			excess of	earnings	Comprehensive	Stock
	Shares	Amount	par value		Income (Loss)
Balance at February 29, 2008	12,609,160	$12,609,160	$16,369,938	$119,549,115	$-	$(2,371,588)	$146,156,625
Exercise of stock options			(5,364)			36,606	31,242
Stock compensation			1,804,637			38,681	1,843,318
Federal income tax deducted on stock options			72,453				72,453
Comprehensive income: Net income				42,206,225			42,206,225
Foreign currency translation					(3,198,159)		(3,198,159)
Comprehensive income							39,008,066
Balance at February 28, 2009	12,609,160	$12,609,160	$18,241,664	$161,755,340	$(3,198,159)	$(2,296,301)	$187,111,704
Exercise of stock options			142,368			323,749	466,117
Stock compensation			2,271,758			34,572	2,306,330
Stock issued for SARs			(1,995,438)			513,101	(1,482,337)
Employee Stock Purchase Plan			513,889			177,115	691,004
Federal income tax deducted on stock options			1,609,125				1,609,125
Cash dividend paid				(3,089,130)			(3,089,130)
Comprehensive income: Net income				37,727,924			37,727,924
Foreign currency translation					2,525,301		2,525,301
Comprehensive income							40,253,225
Balance at February 28, 2010	12,609,160	$12,609,160	$20,783,366	$196,394,134	$(672,858)	$(1,247,764)	$227,866,038
Exercise of stock options			146,241			233,714	379,955
Stock compensation			3,111,430			34,572	3,146,002
Stock issued for SARs			(1,316,946)			310,344	(1,006,602)
Employee Stock Purchase Plan			521,093			126,799	647,892
Federal income tax deducted on stock options			895,838				895,838
Cash dividend paid				(12,466,812)			(12,466,812)
Comprehensive income: Net income				34,962,641			34,962,641
Foreign currency translation					1,055,071		1,055,071
Interest rate swap, net of ($292,046) of income tax					537,850		537,850
Comprehensive income							36,555,562
Balance at February 28, 2011	12,609,160	$12,609,160	$24,141,022	$218,889,963	$920,063	$(542,335)	$256,017,873

See accompanying notes to the consolidated financial statements.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.       Summary of significant accounting policies

Organization—AZZ incorporated (the “Company” “AZZ” or “We”) operates primarily in the United States of America and Canada. Information about the Company’s operations by segment is included in Note 11 to the consolidated financial statements.

Basis of consolidation—The consolidated financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

    Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s diversity by virtue of two operating segments, the number of customers, and the absence of a concentration of trade accounts receivable in a small number of customers. The Company performs continuous evaluations of the collectability of trade accounts receivable and allowance for doubtful accounts based upon historical losses, economic conditions and customer specific events.  After all collection efforts are exhausted and an account is deemed uncollectible, it is written off against the allowance for doubtful accounts. The Company’s net credit losses in 2011, 2010 and 2009 were approximately $327,000, $231,000 and $662,000, respectively. Collateral is usually not required from customers as a condition of sale.

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

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Long-lived assets, intangible assets and goodwill—Purchased intangible assets included on the balance sheet as other assets are comprised of customer lists, backlogs and non-compete agreements. Such intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from two to fifteen years.  The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than their carrying amount.  In those situations, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset's fair value.  For goodwill, the Company performs an annual impairment test on December 31st each year or as indicators are present.  The test is calculated using the anticipated future cash flows after tax from our operating segments.  Based on the present value of the future cash flows, we determine whether impairment may exist.  A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years.  Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies.

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

Stock-based compensation—The Company has granted stock options, stock appreciation rights or restricted stock units for a fixed number of shares to employees and directors. A discussion of stock-based compensation can be found in Note 9 of Notes to Consolidated Financial Statements.

Financial instruments —The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of financial instruments approximate the amount of their carrying value.

    Derivative financial instruments—From time to time, the Company uses derivatives to manage interest rate risk. The Company’s policy is to use derivatives for risk management purposes only, which includes maintaining the ratio between the Company’s fixed and floating rate debt obligations that management deems appropriate, and prohibits entering into such contracts for trading purposes. The Company enters into derivatives only with counterparties (primarily financial institutions) which have substantial financial wherewithal to minimize credit risk. As the result of the recent global financial crisis, a number of financial institutions have failed or required government assistance, and counterparties considered substantial may develop credit risk. The amount of gains or losses from the use of derivative financial instruments has not been and is not expected to be material to the Company’s consolidated financial statements. As of February 28, 2011, the Company had no derivative financial instruments.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following is a roll-forward of amounts accrued for warranties:

(In thousands)
Balance at February 29, 2008	$1,732
Warranty costs incurred	(1,454)
Additions charged to income	1,737
Balance at February 28, 2009	$2,015
Warranty costs incurred	(2,130)
Additions charged to income	2,912
Balance at February 28, 2010	$2,797
Warranty costs incurred	(2,821)
Additions charged to income	2,510
Balance at February 28, 2011	$2,486

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

On January 21, 2011, we entered into an additional Note Purchase Agreement, (the “2011 Agreement”) and incurred fixed rate, long-term indebtedness of $125 million in relation to the 2011 Agreement.  See note 10 to the consolidated financial statements.  In anticipation of the 2011 Note Offering, we entered into a treasury lock hedging transaction with Bank of America Merrill Lynch (“BAML) in order to eliminate the variability of cash flows on the forecasted fixed rate coupon of the debt during the pre-issuance period.  The hedging transaction settled during the Company’s third fiscal quarter of fiscal 2011, and the Company received a payment from BAML in the amount of $834,416 resulting therefrom.  The notional value of the hedge was $75 million and qualified for hedge accounting as a cash flow hedge.  The gain on the settlement has been recorded as a component of Accumulated Other Comprehensive Income and will be amortized to interest expense over the life of the 10 year loan.  Amortization for interest expense was recorded in the amount of $4,520 for fiscal 2011.

Accumulated other comprehensive income also includes foreign currency translation adjustments from our Canadian subsidiary, Blenkhorn and Sawle (B&S).

Foreign Currency Translation—The local currency is the functional currency for the Company’s B&S subsidiary located in Canada.  B&S’s assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet date, and revenues and expenses are translated at weighted-average exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included in accumulated other comprehensive income (loss).

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Accounting Pronouncement—In March 2009, the Company adopted ASC 805-10 (formerly SFAS 141R), “Business Combinations,”  which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions, both at acquisition date and in subsequent periods.   In April 2009, the FASB amended the guidance to clarify the accounting for assets acquired and liabilities assumed arising from contingencies.  The new guidance retains the fundamental principles of purchase method of accounting for business combinations, however, it requires several changes in the way assets and liabilities are recognized in an acquisition.  All assets acquired and liabilities assumed excluding contingent consideration, are recognized at the acquisition date fair value with limited exceptions.  Acquisition related costs, including due diligence fees, are required to be expensed.  New accounting concepts and valuation complexities are introduced and many of the changes have the potential to generate greater earnings volatility after acquisition. We applied the new accounting requirements to our most recent acquisitions on July 31, 2009 of Zinc Partners LLC and Pilot Galvanizing, Inc. and on June 14, 2010 of North American Galvanizing and Coatings, Inc. (NGA) and the total acquisition expense were $0.3 million and $1.9 million, respectively.

New Accounting Pronouncements—In 2009, the FASB issued a revised standard for accounting and disclosures of revenues related to arrangements with customers to provide multiple products and services at different points in time or over different time periods. This standard is effective for the Company’s fiscal year ending February 29, 2012. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

2.	Inventories

Inventories consist of the following:

	2011	2010
	(In thousands)
Raw materials	$42,745	$23,356
Work-in-process	12,452	11,542
Finished goods	4,355	5,227
	$59,552	$40,125

3.	Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	2011	2010
	(In thousands)
Costs incurred on uncompleted contracts	$70,835	$83,169
Estimated earnings	49,375	53,876
	120,210	137,045
Less billings to date	104,457	127,485
	$15,753	$9,560

The amounts noted above are included in the accompanying consolidated balance sheet under the following captions:

	2011	2010
	(In thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$15,880	$10,782
Billings in excess of costs and estimated earnings on uncompleted contracts	(127)	(1,222)
	$15,753	$9,560

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Other accrued liabilities

Other accrued liabilities consist of the following:

	2011	2010
	(In thousands)
Accrued interest	$3,353	$2,600
Tenant improvements	1,699	1,938
Accrued warranty	2,486	2,797
Commissions	1,510	1,737
Group medical insurance	1,198	1,009
Other	4,199	2,313
	$14,445	$12,394

5.	Employee benefit plans

The Company has a trustee profit sharing plan and 401(k) plan covering substantially all of its employees. Under the provisions of the plan, the Company contributes amounts as authorized by the Board of Directors. Total contributions to the profit sharing plan, which included the Company’s 401(k) matching, were $6,118,000 for 2011, $6,711,000 for 2010 and $7,435,000 for 2009.

6.	Income taxes

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability are as follows:

	2011	2010
	(In thousands)
Deferred income tax assets:
Employee related items	$2,643	$1,686
Inventories	690	334
Accrued warranty	932	1,049
Accounts receivable	271	269
Other	2,467	1,887
Total deferred income tax assets	$7,003	$5,225

Deferred income tax liabilities:
Depreciation methods and property basis differences	$(11,570)	$(5,842)
Other assets and tax-deductible goodwill	(15,751)	(4,625)
Total deferred income tax liabilities	(27,321)	(10,467)
Net deferred income tax liabilities	$(20,318)	$(5,242)

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The provision for income taxes consists of:

	2011	2010	2009
	(In thousands)
Federal:
Current	$21,057	$19,306	$16,363
Deferred	(3,439)	(118)	5,264
State:
Current	2,346	3,743	2,725
Deferred	(178)	(8)	400
Foreign
Current		-	70
Deferred	209	(268)	(118)
	$19,995	$22,655	$24,704

A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows:

	2011	2010	2009

Statutory federal income tax rate	35.0%	35.0%	35.0%
Expenses not deductible for tax purposes	1.5	.2	.2
State income taxes, net of federal income tax benefit	2.7	3.7	3.2
Benefit of Section 199 of the Code, manufacturing deduction	(3.7)	(1.8)	(1.6)
Other	.9	.4	.1
Effective income tax rate	36.4%	37.5%	36.9%

7.	Intangible assets and goodwill

Goodwill is not amortized but is subject to annual impairment tests.  Other intangible assets continue to be amortized over their useful lives.

Changes in goodwill by segment during the year are as follows:

Segment	March 1, 2010	Acquisitions	Foreign Exchange Translation	February 28, 2011
	(In thousands)
Galvanizing services	$26,863	$43,108	$-	$69,971
Electrical & industrial products	42,557	-	935	43,492
Total	$69,420	$43,108	$935	$113,463

Segment	March 1, 2009	Acquisitions	Foreign Exchange Translation	February 28, 2010
	(In thousands)
Galvanizing services	$25,584	$1,279	$-	$26,863
Electrical & industrial products	40,573	-	1,984	42,557
Total	$66,157	$1,279	$1,984	$69,420

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment	March 1, 2008	Acquisitions	Foreign Exchange Translation	February 28, 2010
	(In thousands)
Galvanizing services	$9,966	$15,618	$-	$25,584
Electrical & industrial products	30,996	12,062	(2,485)	40,573
Total	$40,962	$27,680	$(2,485)	$66,157

The Company completes its annual impairment analysis of goodwill on December 31st of each year.  As a result the Company determined that there was no impairment of goodwill. There have been no impairment charges of goodwill through February 28, 2011.

Intangible assets consisted of the following:

	2011	2010
	(In thousands)
Amortizable intangible assets
Customer related intangibles	$42,475	$15,675
Non-compete agreements	2,983	2,983
Trademarks	2,110	853
Certifications	267	247
Backlog	965	892
	48,800	20,650
Less accumulated amortization	7,812	4,491
	$40,988	$16,159

Accumulated amortization related to customer related intangibles and non-compete agreements were $4,298,000 and $2,134,000, respectively, at February 28, 2011, and $1,854,000 and $1,722,000, respectively, at February 28, 2010.

The Company recorded amortization expenses for Fiscal 2011, 2010 and 2009 in the amount of $3,237,000, $1,823,000 and $1,607,000, respectively.  The following table projects the estimated amortization expense for the five succeeding fiscal years and thereafter.

(In thousands)
2012	$3,676
2013	3,671
2014	3,294
2015	3,264
2016	3,264
Thereafter	23,819
Total	$40,988

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Earnings per share

Basic earnings per share is based on the weighted average number of shares outstanding during each year. Diluted earnings per share were similarly computed but have been adjusted for the dilutive effect of the weighted average number of stock options, stock appreciation rights and restricted stock units outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	2011	2010	2009
	(In thousands, except share and per share amounts)
Numerator:
Net income for basic and diluted earnings per common share	$34,963	$37,728	$42,206

Denominator:
Denominator for basic earnings per common share - weighted-average shares	12,461,350	12,283,167	12,140,152

Effect of dilutive securities:
Stock compensation award	139,304	192,650	162,024

Denominator for diluted earnings per common share - adjusted weighted-average shares	12,600,654	12,475,817	12,302,176

Earnings per share basic and diluted:
Basic earnings per common share	$2.81	$3.07	$3.48
Diluted earnings per common share	$2.77	$3.02	$3.43

Stock options or Stock Appreciation Rights for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. At the end of fiscal years 2011, 2010 and 2009, there were none, 121,170, and 131,690 stock options and stock appreciation rights, respectively, outstanding with exercise prices greater than the average market price of common shares.

9.	Stock compensation

During fiscal 2002, the Company adopted the AZZ incorporated 2001 Long-Term Incentive Plan (“2001 Plan and, together with the 2001 Plan, the “Plans””) and during fiscal 2006, it adopted the AZZ incorporated 2005 Long Term Plan (as subsequently amended and restated, the “2005 Plan”).  The purpose of both Plans is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of Restricted Stock awards and options to purchase Common Stock of the Company. The maximum number of shares that may be issued under the 2001 Plan is 1,500,000 shares and under the 2005 Plan is 1,000,000 shares.

In conjunction with the adoption of the 2001 Plan, all options still available for issuance under pre-existing option plans were terminated. At February 28, 2011, 11,746 vested options were outstanding under the 2001 Plan and exercisable at prices ranging from $4.22 to $12.12 per share. Options under the 2001 Plan vest from immediately upon issuance to ratably over a period of three to five years and expire at various dates through March 2013. There were no new options or Stock Appreciation Rights granted under the 2001 plan during fiscal 2011.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 1, 2006, 234,160 stock appreciation rights (“Stock Appreciation Rights” or “SARs”) were issued under the 2005 Plan with an exercise price of $11.55. As of February 28, 2011, none of these SARs were outstanding.  These awards qualify for equity treatment. These SARs have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met. The weighted average fair value of SARs granted on June 1, 2006 was determined to be $2.915 based on the following assumptions: risk-free interest rate of 5%, no dividend yield, expected volatility of 27.81% and expected life of 3 years.  Compensation expenses related to the June 1, 2006 grant were $0, $19,000 and $120,000 for fiscal 2011, 2010 and 2009, respectively. None of these SARs were outstanding as of February 28, 2011.

On March 1, 2007, 147,740 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $19.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met and qualify for equity treatment. The weighted average fair value of SARs granted on March 1, 2007, was determined to be $5.54 based on the following assumptions: risk-free interest rate of 5%, no dividend yield, expected volatility of 29.52% and expected life of 3 years.  As of February 28, 2011, none of these SARs were outstanding.  Compensation expense related to the March 1, 2007 grants were $0, $103,000 and $202,000 for fiscal 2011, 2010 and 2009, respectively.

On March 1, 2008, 131,690 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $35.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met and qualify for equity treatment. The weighted average fair value of SARs awarded on March 1, 2008, was determined to be $11.80 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 41.81% and expected life of 3 years.  As of February 28, 2011, 123,060 of these SARs were outstanding after giving effect to the forfeiture of 6,740 SARs and the exercise of 1,890 SARs due to the accelerated vesting of a retired employee. Compensation expense related to the March 1, 2008 SAR grants was recognized in the amount of $235,000, $234,000 and $1,091,000, respectively for fiscal 2011, fiscal 2010 and fiscal 2009. We had unrecognized cost of $1,000 related to the March 1, 2008 SAR grants as of February 28, 2011.

On September 1, 2008, we adopted the AZZ incorporated Employee Stock Purchase Plan (the “Plan”). The purpose of the Plan is to allow employees of the Company to purchase Common Stock of the Company through accumulated payroll deductions. Offerings under the Plan have a duration of 24 months.  On the first day of an offering period (the “Enrollment Date”), the participant is granted the option to purchase shares on each exercise date during the offering period up to 10% of the participant’s compensation at the lower of 85% of the fair market value of a share of Common Stock on the Enrollment Date or 85% of the fair market value of a share of Common Stock on the Exercise Date.  The participant’s right to purchase Common Stock in the Plan is restricted to no more than $25,000 per calendar year, and the participant may not purchase more than 5,000 shares under the Plan during any offering period.  Participants may terminate their interest in a given offering, or a given exercise period, by withdrawing all, but not less than all, of the accumulated payroll deductions of the account at any time prior to the end of the offering period.

We estimated the shares to be issued on the first enrollment at September 1, 2008 to be 36,100 shares after forfeitures. The weighted average fair value of these shares was determined to be $14.69 based on the following assumptions:  risk-free interest rate of 2%, dividend yield of 0.0%, expected volatility of 50.40% and expected life of 2 years.  Compensation expenses in the amount of $133,000, $265,000 and $103,000 were recognized during fiscal 2011, 2010, and 2009, respectively.  As of February 28, 2011, we had no unrecognized costs related to the first issuance under the Plan. In accordance with the Plan, we issued 20,822, 9,097, 7,245 and 7,584 shares on March 1, 2009, September 1, 2009, March 1, 2010 and September 1, 2010, respectively, to the enrolled employees.

On March 1, 2009, the date of the second offering, the estimated shares to be issued were 14,019 after forfeitures. The weighted average fair value of these shares was determined to be $7.33 based on the following assumptions:  risk-free interest rate of 3%, dividend yield of 0.0%, expected volatility of 50.40% and expected life of 2 years. Compensation expenses relating to the second issuance under the Plan in the amount of $51,000, $51,000 and $0 were recognized during fiscal 2011, 2010, and 2009, respectively. In accordance with the Plan, we issued 5,943, 4,175 and 4,139 shares on September 1, 2009, March 1, 2010 and September 1, 2010, respectively.  As of February 28, 2011, we had no unrecognized costs related to the second issuance under the Plan.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On September 1, 2009, the date of the third offering, the estimated shares to be issued were 3,523 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.31 based on the following assumptions:  risk-free interest rate of 3.25%, dividend yield of 0.0%, expected volatility of 54.52% and expected life of 2 years.  Compensation expense related to the third issuance under the Plan in the amount of $27,000 and $13,000 was recognized during fiscal 2011 and 2010, respectively.  As of February 28, 2011, we had unrecognized costs of $13,000 related to the third issuance under the Plan. In accordance with the Plan, 991 and 793 shares were issued on March 1, 2010 and September 1, 2010, respectively, to the enrolled employees.

On March 1, 2010, the date of the fourth offering, the estimated shares to be issued were 2,715 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.19 based on the following assumptions:  risk-free interest rate of 3.87%, dividend yield of 2.96%, expected volatility of 67.65% and expected life of 2 years. Compensation expense related to the fourth issuance under the Plan in the amount of $21,000 was recognized during fiscal 2011.  In accordance with the Plan we issued 747 shares on September 1, 2010, to the enrolled employees.  As of February 28, 2011, we had unrecognized costs of $21,000 related to the fourth issuance under of the Plan.

On September 1, 2010, the date of the fifth offering, the estimated shares to be issued were 47,078 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.76 based on the following assumptions:  risk-free interest rate of 2.59%, dividend yield of 2.43%, expected volatility of 52.11% and expected life of 2 years.  Compensation expense related to the fifth issuance under the Plan in the amount of $185,000 was recognized during fiscal 2011.  As of February 28, 2011, we had unrecognized costs of $556,000 related to the fifth issuance under the Plan.

On March 1, 2009, 31,666 shares of Restricted Stock Units were issued to our key employees under the 2005 Plan. The Restricted Stock Unit awards have a three year cliff vesting schedule, but may vest early under accelerated vesting provisions in the 2005 Plan. The market value of a share of our Common Stock was $18.12 on the date the Company granted the Restricted Stock Units. Compensation expense related to these Restricted Stock Units in the amount of $75,000 and $423,000 was recognized during fiscal 2011 and 2010, respectively. The amount of unrecognized cost related to these Restricted Stock Units at February 28, 2011 was $75,000.

On March 1, 2009, we awarded 163,233 Stock Appreciation Rights under the 2005 Plan with an exercise price of $18.12. The weighted average fair value of the SARs awarded on March 1, 2009, was determined to be $8.08 based on the following assumptions: risk-free interest rate of 3%, dividend yield of 0.0%, expected volatility of 46.89% and expected life of 5 years.  As of February 28, 2011, 119,557 SARs were outstanding after giving effect to the forfeiture of 1,661 SARs and the exercise of 42,015 SARs.  Compensation expense related to the March 1, 2009 SAR grants in the amount of $175,000 and $969,000 was recognized during fiscal 2011 and 2010, respectively.  As of February 28, 2011, we had unrecognized cost of $175,000 related to the March 1, 2009 SAR grants.

On March 1, 2010, 150,382 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $31.67. The weighted average fair value of SARs awarded on March 1, 2010, was determined to be $12.31 based on the following assumptions: risk-free interest rate of 3.61%, dividend yield of 3.16%, expected volatility of 53.31% and expected life of 5 years.  Compensation expense related to the March 1, 2010 SAR grants in the amount of $1,360,000 was recognized during the year ended February 28, 2011.  As of February 28, 2011, we had unrecognized cost of $490,000 related to the March 1, 2010 SAR grants.

On March 1, 2010, we issued 22,906 shares of Restricted Stock to our key employees under the 2005 Plan. The market value of a share of our Common Stock was $31.67 on the date of grant. Compensation expense related to the March 1, 2010 Restricted Stock grants in the amount of $535,000 was recognized during fiscal 2011. The amount of unrecognized cost at February 28, 2011 was $190,000 related to the March 1, 2010 Restricted Stock grants.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 1, 2010, we issued 1,887 shares of Restricted Stock to a key employee under the 2005 Plan. The market value of a share of our Common Stock was $40.01 on the date of grant. Compensation expense related to the June 1, 2010 Restricted Stock grants in the amount of $19,000 was recognized during the year ended February 28, 2011. The amount of unrecognized cost at February 28, 2011 was $57,000 related to the June 1, 2010 Restricted Stock grants.

On June 1, 2010, we awarded 11,014 Stock Appreciation Rights to a key employee under the 2005 Plan with an exercise price of $40.01. The weighted average fair value of SARs awarded on June 1, 2010, was determined to be $15.70 based on the following assumptions: risk-free interest rate of 2.20%, dividend yield of 2.50%, expected volatility of 53.32% and expected life of 5 years.  Compensation expense related to the June 1, 2010 SARs grant in the amount of $43,000 was recognized during the year ended February 28, 2011. As of February 28, 2011, we had unrecognized cost of $130,000 related to the June 1, 2010 SARs grant.

During each of fiscal 2011, 2010 and 2009, the Company granted each of its seven independent directors 1,000 shares of the Company’s Common Stock, respectively.  Stock compensation expense was recognized with regard to these grants in the amount of $286,000, $226,000 and $317,000 for fiscal 2011, 2010 and 2009, respectively.

A summary of the Company’s stock option and equity settled Stock Appreciation Rights activity and related information is as follows:

	2011		2010		2009
	Options/ SAR’s	Weighted Average Exercise Price	Options/ SAR’s	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	475,141	$21.86	607,070	$17.87	485,292	$12.78
Granted	161,396	32.24	163,233	18.12	131,690	35.80
Exercised	(216,697)	16.95	(288,422)	11.02	(9,912)	6.89
Forfeited	(4,081)	19.17	(6,740)	35.88	0	N/A
Outstanding at end of year	415,759	$28.47	475,141	$21.86	607,070	$17.87

Exercisable at end of year	243,698	$27.20	290,760	$20.32	414,350	$16.24

Weighted average fair value for the fiscal year indicated of options and SARs granted during such year		$12.54		$8.08		$11.80

The aggregate intrinsic value of the equity settled Stock Appreciation Rights and stock options for the outstanding shares/Stock Appreciation Rights and exercisable shares/Stock Appreciation Rights at February 28, 2011 were $5.9 million and $3.8 million, respectively.

The following table summarizes additional information about stock options and Stock Appreciation Rights outstanding at February 28, 2011.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Range of Exercise Prices	Total Shares/ SAR’s	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares / SAR’s Currently Exercisable	Weighted Average Exercise Price

$4.22 - $5.54	7,746	2.08	$4.22	7,746	$4.22
$7.70 - $8.80	4,000	1.33	$7.70	4,000	$7.70
$18.12 - $29.97	121,447	0.99	$18.30	77,406	$18.12
$31.67 - $40.01	282,556	1.15	$33.80	154,546	$33.41
$4.22 - $40.01	415,759	1.12	$28.47	243,698	$27.20

As of February 28, 2011, the Company has approximately 558,083 shares reserved for future issuance under its various stock plans.

10.        Long-term debt

Long-term debt consists of the following:	2011	2010
	(In thousands)
Senior Note, due in balloon payment in January 2021	$125,000	-
Senior Note, due in annual installments of $14,285,714 beginning in March 2012 through March 2018	$100,000	$100,000
Revolving line of credit with bank	-	-
	$225,000	$100,000
Less amount due within one year	-	-
	$225,000	$100,000

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) by and between AZZ and Bank of America, N.A. ("Bank of America"). The Credit Agreement provides for a $60 million unsecured revolving line of credit, maturing on May 25, 2011. The facility is used to provide for working capital needs, capital improvements, debt repayment, future acquisitions and letter of credit needs.  On April 29, 2010, we amended the Credit Agreement to provide for an $80 million unsecured revolving line of credit maturing on May 25, 2014, increase the amount of cash dividends the Company is allowed to pay to $15 million annually and increase the basket for AZZ common stock repurchases to $40 million over the life of the Credit Agreement.

The Credit Agreement provides for various financial covenants consisting of a) Minimum Consolidated Net Worth–Maintain on a consolidated basis net worth equal to at least the sum of $182.3 million plus 50% of future net income, b) Maximum Leverage Ratio–Maintain on a consolidated basis a Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.25:1.0, c) Fixed Charge Coverage Ratio– Maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.75:1.0 and d) Capital Expenditures–Not to make Capital Expenditures (as defined in the Credit Agreement) on a consolidated basis in an amount in excess of $30 million.

The Credit Agreement also provides for an applicable margin ranging from 1.00% to 1.75% over the Eurodollar Rate and Commitment Fees ranging from .20% to .30% depending on our Leverage Ratio.

At February 28, 2011 and 2010, we had no outstanding debt against the revolving credit facility.   As of February 28, 2011, we had letters of credit outstanding in the amount of $12.3 million, which left approximately $67.7 million of additional credit available under the Credit Agreement.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On March 31, 2008, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") pursuant to which the Company issued $100 million aggregate principal amount of its 6.24% unsecured Senior Notes (“2008 Notes”) due March 31, 2018 through a private placement (the "2008 Note Offering"). These 2008 Notes are for 10 years with interest only paid semi annually for the first 4 years and then principal payments of $14.3 million paid each year starting on March 31, 2012 plus applicable interest paid each quarter. Pursuant to the Note Purchase Agreement, the Company’s payment obligations with respect to the 2008 Notes may be accelerated upon any Event of Default, as defined in the Note Purchase Agreement.

The Company entered into an additional Note Purchase Agreement on January 21, 2011 (the “2011 Agreement”), pursuant to which the Company issued $125 million aggregate principal amount of its 5.42% unsecured Senior Notes (the “2011 Notes”), due in January of 2021, through a private placement (the “2011 Note Offering”).  Pursuant to the 2011 Agreement, the Company’s payment obligations with respect to the 2011 Notes could be accelerated under certain circumstances.  The Company anticipates using the proceeds from the 2011 Note Offering for possible future acquisitions, working capital needs, capital improvements, debt repayment and future cash dividend payments.

In connection with the 2008 Note Offering the Company entered into an amendment to our Credit Agreement. The Second Amendment contained the consent of Bank of America to the 2008 Note Offering, amended the Credit Agreement to provide that the 2008 Note Offering will not constitute a default under the Credit Agreement and amended Credit Agreement to reflect the same financial covenants as the 2008 Notes.  In connection with the 2011 Note Offering, the Company obtained the consent of Bank of America to the 2011 Note Offering and the agreement of Bank of America that the 2011 Note Offering will not constitute a default under the Credit Agreement.

The 2008 Notes and 2011 Notes provide for various financial covenants of a) Minimum Consolidated Net Worth - Maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50% of future net income; b) Maximum Ratio of Consolidated Indebtedness to Consolidated EBITDA - Maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00;  c) Fixed Charge Coverage Ratio – Maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in Note Purchase Agreement) of at least 2.0:1.0; d) Priority Indebtedness – The Company will not at any time permit aggregate amount of all Priority Indebtedness (as defined in Note Purchase Agreement) to exceed 10% of Consolidated Net Worth (as defined in Note Purchase Agreement).

As of February 28, 2011, the Company is in compliance with all of its debt covenants.

Maturities of long-term debt are as follows:

(In thousands)
2012	$-
2013	14,286
2014	14,286
2015	14,286
2016	14,286
Thereafter	167,856
Total	$225,000

11.       Operating segments

The Company has two reportable segments: (1) Electrical and Industrial Products and (2) Galvanizing Services. The Electrical and Industrial Products Segment provides highly engineered specialty components to the power generation transmission and distribution market and to the industrial market. The Galvanizing Services Segment provides hot dip galvanizing services to the steel fabrication industry through facilities located throughout the South, Midwest, East Coast and Southwest of the United States. Hot dip galvanizing is a metallurgical process by which molten zinc is applied to a customer’s material. The zinc bonding renders a corrosive resistant coating enhancing the life of the material for up to fifty years.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information regarding operations and assets by segment is as follows:

	2011	2010	2009
Net sales:	(In thousands)
Electrical and Industrial Products	$162,600	$203,457	$225,797
Galvanizing Services	218,049	153,573	186,567
	$380,649	$357,030	$412,364
Segment Operating income (a):
Electrical and Industrial Products	$27,072	$40,803	$38,952
Galvanizing Services	56,965	44,843	53,183
Total Segment Operating Income	84,037	85,646	92,135

General corporate expenses (b)	21,492	18,447	19,441
Interest expense	7,731	6,838	6,170
Other (income) expense, net (c)	(144)	(22)	(386)
		25,263	25,225
Income before income taxes	$54,958	$60,383	$66,910

Depreciation and amortization:
Electrical and Industrial Products	$3,396	$3,725	$3,116
Galvanizing Services	17,004	12,163	10,280
Corporate	1,766	1,539	1,176
	$22,166	$17,427	$14,572

Expenditures for acquisitions, net of cash, and property, plant and equipment:
Electrical and Industrial Products	$1,282	$2,311	$20,339
Galvanizing Services	117,746	15,486	92,811
Corporate	1,474	1,139	3,248
	$120,502	$18,936	$116,398
Total assets:
Electrical and Industrial Products	$136,381	$119,689	$159,334
Galvanizing Services	277,366	139,228	138,826
Corporate	152,778	123,044	56,555
	$566,525	$381,961	$354,715

Goodwill:
Electrical and Industrial Products	$69,971	$42,557	$40,574
Galvanizing Services	43,492	26,863	25,583
	$113,463	$69,420	$66,157

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

Leases

The Company leases various facilities under non-cancelable operating leases with initial terms in excess of one year. As of February 28, 2011, the future minimum payments required under these operating leases are summarized in the below table.  Rental expense for real estate and personal property was approximately $6,671,000, $5,823,000 and $4,713,000 for fiscal years 2011, 2010 and 2009, respectively, and includes all short-term as well as long-term rental agreements.

The following summarizes the Company’s operating leases for the next five years and thereafter.

(In thousands)
2012	$4,161
2013	3,705
2014	3,249
2015	3,078
2016	2,793
Thereafter	9,011
Total	$25,997

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

In the Galvanizing Services Segment, the Company utilizes contracts with our zinc suppliers that include protective caps to guard against rising zinc prices.  The Company also secures firm pricing for natural gas supplies with individual utilities when possible.  There is no contracted volume purchase commitments associated with the natural gas or zinc agreements.  Management believes these agreements ensure adequate supplies and partially offset exposure to commodity price escalation.

Other

At February 28, 2011, the Company had outstanding letters of credit in the amount of $12.3 million.  These letters of credit are issued to customers in our Electrical and Industrial Products Segment to cover any potential warranty costs and in lieu of performance and bid bonds.  In addition, as of February 28, 2011, a warranty reserve in the amount of $2.5 million has been established to offset any future warranty claims.

The Company has been named as a defendant in certain lawsuits in the normal course in business.  In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on our financial position or results of operations.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Quarterly financial information, Unaudited (in thousands, except per share amounts)

	Quarter ended
	May 31, 2010	August 31, 2010	November 30, 2010	February 28, 2011
Net sales	$77,475	$99,591	$102,898	$100,686
Gross profit	23,563	29,053	27,645	27,383
Net income	6,373	9,647	9,718	9,225
Basic earnings per common share	.51	.77	.78	.74
Diluted earnings per common share	.51	.77	.77	.73

	Quarter ended
	May 31, 2009	August 31, 2009	November 30, 2009	February 28, 2010
Net sales	$95,492	$95,157	$81,518	$84,863
Gross profit	29,688	30,614	25,713	23,631
Net income	9,900	11,119	8,743	7,966
Basic earnings per common share	.81	.91	.71	.64
Diluted earnings per common share	.80	.89	.70	.64

14.	Acquisitions

On August 3, 2010, we completed our acquisition of North American Galvanizing & Coatings, Inc. (“NGA”), a leading provider of corrosion protection for iron and steel components fabricated by its customers.  AZZ gained control of NGA on June 14, 2010 by acquiring approximately 83% of its outstanding capital stock (calculated on a fully diluted basis) through a cash tender offer and caused NGA to be merged with and into an indirect wholly owned subsidiary of AZZ created solely for such acquisition, with NGA as the surviving entity.  Pursuant to the terms of the Agreement and Plan of Merger among AZZ, such subsidiary of AZZ and NGA, upon the completion of this merger each share of the remaining 17% of NGA’s outstanding capital stock (i.e., the shares not held by AZZ) was converted into the right to receive the same per-share cash consideration paid in such tender offer.  This merger resulted in NGA being an indirect wholly-owned subsidiary of AZZ.  The total cash purchase price for NGA was $132 million ($104 million net of cash acquired on hand at NGA of $28 million). The acquisition was funded from our cash on hand and our existing credit facility. As of February 28, 2011, we have expensed $1.9 million in acquisition costs related to the NGA acquisition.  Acquisition costs are included in selling, general and administrative expenses.  This acquisition is included in the Galvanizing Services Segment.  The acquisition was made to complement our existing facilities in this region and to expand our geographic footprint.

Under the acquisition method of accounting, the total purchase price was allocated to NGA’s net tangible and intangible assets based on their estimated fair values as of June 14, 2010, the date on which AZZ acquired control of NGA through the acquisition of approximately 83% of NGA’s outstanding capital stock (calculated on a fully diluted basis).  The excess of the purchase price over the net tangible and intangible assets are recorded as goodwill.  The following table summarizes the estimated fair value of the assets acquired and liabilities of NGA assumed at the date of acquisition:

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in thousands)
Current Assets	$58,176
Property and Equipment	40,552
Intangible Assets	28,000
Goodwill	43,109
Other Assets	2,950
Total Assets Acquired	172,787
Current Liabilities	(11,670)
Long Term Liabilities	(28,673)
Net Assets Acquired	$132,444

All of the $28.0 million of intangible assets acquired are assigned to customer related intangibles and other. The goodwill recorded in connection with the acquisition is primarily attributable to a larger geographic footprint and also synergies expected to arise.  These intangible assets are being amortized and have a weighted average life of 12.4 years.  Goodwill of $43.1 million arising from the acquisition has been allocated to the Galvanizing Services Segment and will not be deductible for income tax purposes. Total revenues and earnings of NGA reflected in the current year are $49.7 million and $12.2 million, respectively.

The following consolidated pro forma information assumes that the acquisition of NGA took place on March 1, 2009 for the income statements for the years ended 2011 and 2010.

	February 28, 2011	February 28, 2010
	(In thousands, except per share amounts)

Net Sales	$399,560	$434,113

Net Income	$38,637	$49,692

Earnings Per Common Share:
Basic Earnings Per Share	$3.10	$4.05
Diluted Earnings Per Share	$3.07	$3.98

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

Of the $16.1 million of intangible assets acquired, $1.8 million and $14.3 million are assigned to non-compete agreements and customer related intangibles and other, respectively. The goodwill assigned to other represents the expected synergies from the merger of operations and intangible assets that do not qualify for separation recognition.  These intangible assets are being amortized and have a weighted average life of 13.8 years. As of March 31, 2008 goodwill of $15.6 million arising from the acquisition has been allocated to the Galvanizing Services Segment and will be deductible for income tax purposes.

The following consolidated pro forma information assumes that the acquisition of AAA Industries, Inc. took place on March 1, 2008 for the income statements for the year ended 2009.

February 28, 2009
(In thousands, except per share amounts)

Net Sales	$416,914

Net Income	$42,237

Earnings Per Common Share:
Basic Earnings Per Share	$3.48
Diluted Earnings Per Share	$3.43

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

Schedule II
AZZ incorporated

Valuation and Qualifying Accounts and Reserves
(In thousands)

		Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
Allowance for Doubtful Accounts

Balance at Beginning of year	$720	$900	$630
Balance acquired by acquisition	97	10	-
Additions charged or credited to income	229	41	932
Balances written off, net of recoveries	(327)	(231)	(662)
Effect of exchange rate	1	-	-
Balance at end of year	$720	$720	$900

Index to Exhibits as Required By Item 601 of Regulation S-K.

3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).
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

3(4)	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report on Form 10-Q filed by Registrant for the quarter ended August 31, 2000).
3(5)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report on Form 8-K filed by the Registrant on November 27, 2007).
3(6)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report on Form 8-K filed by the Registrant on April 3, 2009).
4	Form of Stock Certificate for the Company’s $1.00 par value Common Stock (incorporated by reference to the Quarterly Report on Form 10-Q filed by Registrant August 31, 2000).
10(1)
Second Amended and Restated Credit Agreement with Bank of America, N.A., dated May 25, 2006 (incorporated by reference to Exhibit 10(1) of the Current Report on Form 8-K filed by the Registrant on May 26, 2006).

10(2)
First Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated February 28, 2007 (incorporated by reference to Exhibit 10(1) of the Current Report on Form 8-K filed by the Registrant on March 1, 2007).

10(3)
Second Amendment and Consent to Second Amendment and Restated Credit Agreement dated March 31, 2008, by and between AZZ incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10(3) of the Current Report on Form 8-K filed by the registrant on April 2, 2008).

10(4)
Note Purchase Agreement dated March 31, 2008, by and among AZZ incorporated and the purchasers listed therein (incorporated by reference to Exhibit 10(1) of the Current Report on Form 8-K filed by the registrant on April 2, 2008).

10(6)
Asset Purchase Agreement executed and delivered on June 26, 2008 and made to be effective as of June 30, 2008, by and among AZZ incorporated, AZZ Blenkhorn & Sawle Limited, Blenkhorn and Sawle Limited, and Chriscot Holdings Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on July 2, 2008).

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

10(13)
2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated (incorporated by reference to Exhibit 10(27) to the Quarterly Report on Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(14)
AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Directors (incorporated by reference to Exhibit 10(53) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended August 31, 2004).

10(15)
AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Key Employees (incorporated by reference to Exhibit 10(54) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended August 31, 2004).

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

10(19)
Fifth Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated April 29, 2010 (incorporated by reference to Exhibit 10(1) of the Current Report on Form 8-K filed by the registrant on April 30, 2010).

10(20)	Memorandum of Understanding dated June 7, 2010 (incorporated by reference to Exhibit (a)(5)(A) to the Tender Offer Statement on Schedule TO filed by the registrant on June 7, 2010).
10(21)
Employment Agreement by and between AZZ incorporated and David H. Dingus, dated as of February 2001 (incorporated by reference to Exhibit 10(13) of the Annual Report on Form 10-K filed by the registrant on May 24, 2002).

10(22)
Amendment No. One to Employment Agreement by and between AZZ incorporated and David H. Dingus, dated as of March 27, 2002 (incorporated by reference to Exhibit 10(14) of the Annual Report on Form 10-K filed by the registrant on May 24, 2002).

10(23)
Amendment No. Two to Employment Agreement by and between AZZ incorporated and David H. Dingus, dated as of May 15, 2003 (incorporated by reference to Exhibit 10(33) of the Annual Report on Form 10-K filed by the registrant on May 27, 2003).

10(24)
Employment Agreement by and between AZZ incorporated and Dana L. Perry, dated as of March 1, 2001 (incorporated by reference to Exhibit 10(15) of the Annual Report on Form 10-K filed by the registrant on May 24, 2002).

10(25)
Amendment No. One to Employment Agreement by and between AZZ incorporated and Dana L. Perry, dated as of March 27, 2002 (incorporated by reference to Exhibit 10(16) of the Annual Report on Form 10-K filed by the registrant on May 24, 2002).

10(26)
Amendment No. Two to Employment Agreement by and between AZZ incorporated and Dana L. Perry, dated as of May 15, 2003 (incorporated by reference to Exhibit 10(34) of the Annual Report on Form 10-K filed by the registrant on May 27, 2003).

10(27)
Change in Control Agreement by and between AZZ incorporated and David H. Dingus, dated as of December 18, 2001 (incorporated by reference to Exhibit 10(19) of the Annual Report on Form 10-K filed by the registrant on May 24, 2002).

10(28)	Change in Control Agreement by and between AZZ incorporated and Dana L. Perry, dated as of January 28, 2002. Filed Herewith.
10(29)
Form of Change in Control Agreement entered into by AZZ incorporated and certain officers thereof (incorporated by reference to Exhibit 10(18) of the Annual Report on Form 10-K filed by the registrant on May 24, 2002).

10(30)
Note Purchase Agreement, dated as of January 20, 2011, by and among AZZ incorporated and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on January 21, 2011).

11	Computation of Per Share Earnings (see Note 8 to the Consolidated Financial Statements). Filed Herewith.
14	Code of Ethics. The Company’s Code of Business Conduct and Ethics may be accessed via the Company’s Website at www.azz.com.
21	Subsidiaries of Registrant. Filed Herewith.
23.1	Consent of BDO Seidman LLP. Filed Herewith.
31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 12, 2011. Filed Herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 12, 2011. Filed Herewith.
32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 12, 2011. Filed Herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 12, 2011. Filed Herewith.