Form 10-Q
period 2011-05-31
AZZ INC
filed 2011-07-01
CIK 8947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at May 31, 2011:
Common Stock, $1.00 par value per share	12,548,586

AZZ incorporated
INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Condensed Financial Statements
	Consolidated Balance Sheets at May 31, 2011 and February 28, 2011	3
	Consolidated Income Statements for the Three Months Ended May 31, 2011 and May 31, 2010	4
	Consolidated Statements of Cash Flows for the Three Months Ended May 31, 2011 and May 31, 2010	5
	Consolidated Statement of Shareholders' Equity for the Three Months Ended May 31, 2011	6
	Notes to Condensed Consolidated Financial Statements	7-12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13-21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21
Item 4.	Controls and Procedures.	21

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors.	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22
Item 3.	Defaults Upon Senior Securities.	22
Item 4.	Submission of Matters to a Vote of Security Holders.	22
Item 5.	Other Information.	22
Item 6.	Exhibits.	23

	SIGNATURES	24

	EXHIBIT INDEX	25

PART I. FINANCIAL INFORMATION

Item 1.                    Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	05/31/11	02/28/11
Assets	(Unaudited)

Current Assets:
Cash and Cash Equivalents	$140,400,271	$138,389,837
Accounts Receivable (Net of Allowance for Doubtful Accounts of $800,000 at May 31, 2011 and $720,000 at February 28, 2011	60,513,122	61,945,377
Inventories:
Raw Material	43,913,291	42,745,225
Work-In-Process	13,998,465	12,451,979
Finished Goods	3,345,153	4,355,188
Costs and Estimated Earnings In Excess of Billings On Uncompleted Contracts	16,940,092	15,880,092
Deferred Income Taxes	6,750,849	7,003,167
Prepaid Expenses and Other	3,602,324	1,248,270

Total Current Assets	289,463,567	284,019,135

Property, Plant and Equipment, Net	124,814,981	125,361,635
Goodwill	113,529,150	113,463,436
Intangibles and Other Assets	42,770,571	43,680,635

	$570,578,269	$566,524,841
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts Payable	$23,655,683	$21,713,896
Income Tax Payable	5,355,712	2,838,901
Accrued Salaries and Wages	4,504,849	7,038,999
Other Accrued Liabilities	15,546,628	19,158,165
Customer Advance Payment	5,064,602	7,308,909
Long Term Debt Due Within One Year	14,285,714	-
Billings In Excess of Costs and Estimated Earnings On Uncompleted Contracts	548,663	127,360

Total Current Liabilities	68,961,851	58,186,230

Long-Term Debt Due After One Year	210,714,286	225,000,000
Deferred Income Taxes	27,204,282	27,320,738

Shareholders' Equity:
Common Stock, $1 Par Value, Shares Authorized 50,000,000, Shares Issued 12,609,160	12,609,160	12,609,160
Capital In Excess of Par Value	25,188,487	24,141,022
Retained Earnings	225,219,262	218,889,963
Accumulated Other Comprehensive Income	980,139	920,063
Less Common Stock Held In Treasury, At Cost (60,574 Shares at May 31, 2011 and 109,804 Shares at February 28, 2011)	(299,198)	(542,335)

Total Shareholders' Equity	263,697,850	256,017,873

	$570,578,269	$566,524,841

See Accompanying Notes to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1.                    Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS

	THREE MONTHS ENDED
	5/31/11	5/31/10
	(Unaudited)	(Unaudited)

Net Sales	$114,332,931	$77,474,546

Costs and Expenses
Cost of Sales	83,264,145	53,911,073
Selling, General and Administrative	13,049,354	12,274,335
Interest Expense	3,470,539	1,691,115
Net (Gain) Loss On Sale of Property, Plant and Equipment	231,009	(9,430)
Other Income	(647,429)	(363,950)
	99,367,618	67,503,143

Income Before Income Taxes	14,965,313	9,971,403
Income Tax Expense	5,500,112	3,597,914

Net Income	$9,465,201	$6,373,489

Earnings Per Common Share
Basic Earnings Per Share	$0.75	$0.51

Diluted Earnings Per Share	$0.75	$0.51

See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item I.                    Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	5/31/11	5/31/10
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$9,465,201	$6,373,489

Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Provision For Doubtful Accounts	76,121	(69,556)
Amortization and Depreciation	5,800,067	4,474,736
Deferred Income Tax (Benefit) Expense	136,753	(934,529)
Net Loss (Gain) On Sale of Property, Plant & Equipment	231,009	(9,430)
Amortization of Deferred Borrowing Costs	82,599	80,515
Share Based Compensation Expense	1,565,051	1,824,081

Effects of Changes In Assets & Liabilities:
Accounts Receivable	1,363,185	24,693
Inventories	(1,693,757)	(3,906,804)
Prepaid Expenses and Other	(2,353,552)	(2,359,061)
Other Assets	(87,417)	(123,387)
Net Change In Billings Related To Costs and Estimated Earnings On Uncompleted Contracts	(638,697)	7,752
Accounts Payable	1,935,677	3,509,346
Other Accrued Liabilities and Income Taxes Payable	(6,212,406)	(4,722,929)

Net Cash Provided By Operating Activities	9,669,834	4,168,916

Cash Flows Used For Investing Activities:
Proceeds From Sale Or Insurance Settlement of Property, Plant, and Equipment	134,891	121,462
Purchase of Property, Plant and Equipment	(4,692,469)	(2,246,898)

Net Cash Used In Investing Activities	(4,557,578)	(2,125,436)

Cash Flows From Financing Activities:
Proceeds From Exercise of Stock Options	-	25,141
Excess Tax Benefits From Stock Options Exercises	39,606	607,587
Dividends Paid	(3,135,902)	(3,102,102)

Net Cash Used In Financing Activities	(3,096,296)	(2,469,374)

Effect of Exchange Rate Changes on Cash	(5,526)	(15,028)

Net (Decrease) Increase In Cash & Cash Equivalents	2,010,434	(440,922)

Cash & Cash Equivalents At Beginning of Period	138,389,837	110,607,029

Cash & Cash Equivalents At End of Period	$140,400,271	$110,166,107

Supplemental Disclosures
Cash Paid For Interest	$3,241,852	$3,170,600

Cash Paid For Income Taxes	$2,662,900	$247,934

See Accompanying Notes to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1.                    Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

	Common Stock		Capital in		Accumulated Other
			Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Par Value	Earnings	Income (Loss)	Stock	Total
Balance at February 28, 2011	12,609,160	$12,609,160	$24,141,022	$218,889,963	$920,063	$(542,335)	$256,017,873
Stock Compensation			1,565,051			-	1,565,051
Restricted Stock Units			(90,996)			12,999	(77,997)
Stock Issued for SARs			(741,393)			168,606	(572,787)
Employee Stock Purchase Plan			275,197			61,532	336,729
Federal Income Tax Deducted on Stock Options and SARs			39,606				39,606
Cash Dividend Paid				(3,135,902)			(3,135,902)
Comprehensive Income:
Net Income				9,465,201			9,465,201
Foreign Currency Translation					73,635		73,635
Interest Rate Swap, Net of ($0) of Income Tax					(13,559)		(13,559)
Comprehensive Income							9,525,277
Balance at May 31, 2011	12,609,160	$12,609,160	$25,188,487	$225,219,262	$980,139	$(299,198)	$263,697,850

AZZ incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation.

These interim unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2011 included in the Company’s Annual Report on Form 10-K covering such period.  For purposes of the report, “AZZ”, the “Company”, “we”, “our”, “us” or similar reference means AZZ incorporated and our consolidated subsidiaries.

Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends.  For example, the fiscal year ending February 29, 2012 is referred to as fiscal 2012.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of May 31, 2011, and the results of its operations and cash flows for the three-month periods ended May 31, 2011 and 2010.

2.             Earnings per share.

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended May 31,
	2011	2010
	(Unaudited)
	(in thousands except share and per share data)
Numerator: Net income for basic and diluted earnings per common share	$9,465	$6,373

Denominator: Denominator for basic earnings per common share –weighted average shares	12,539	12,397
Effect of dilutive securities: Stock options/Equity SARs and Restricted Stock	106	152
Denominator for diluted earnings per common share	12,645	12,549

Earnings per share basic and diluted:
Basic earnings per common share	$.75	$.51
Diluted earnings per common share	$.75	$.51

3.             Stock-based Compensation.

During fiscal 2002, the Company adopted the AZZ incorporated 2001 Long-Term Incentive Plan (“2001 Plan”).  The purpose of the 2001 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors Restricted Stock and options to purchase Common Stock of the Company. The maximum number of shares that may be issued under the 2001 Plan is 1.5 million shares. In conjunction with the adoption of the 2001 Plan, all options still available for issuance under pre-existing option plans were terminated. At May 31, 2011, 11,746 vested options were outstanding under the 2001 Plan and exercisable at prices ranging from $4.22 to $7.70 per share. Options under the 2001 Plan vest from immediately upon issuance to ratably over a period of three to five years and expire at various dates through March 2013. There were no new options or Stock Appreciation Rights granted under the 2001 Plan during the first quarter of fiscal 2012.

During fiscal 2006, the Company adopted the AZZ incorporated 2005 Long Term Incentive Plan (as subsequently amended and restated, the “2005 Plan”). The purpose of the 2005 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees and directors restricted stock (“Restricted Stock”), performance awards, restricted stock units (“Restricted Stock Units”), Stock Appreciation Rights (“SARs” or “Stock Appreciation Rights”) and options to purchase Common Stock of the Company. The 2005 Plan was amended on July 8, 2008. The maximum number of shares that may be issued under the 2005 Plan is 1 million shares.

On September 1, 2008, we adopted the AZZ incorporated Employee Stock Purchase Plan (the “Plan”). The purpose of the Plan is to allow employees of the Company to purchase Common Stock of the Company through accumulated payroll deductions. Offerings under the Plan have a duration of 24 months.  On the first day of an offering period (the Enrollment Date), the participant is granted the option to purchase shares on each exercise date during the offering period (the “Exercise Date”) up to 10% of the participant’s compensation at the lower of 85% of the fair market value of a share of stock on the Enrollment Date or 85% of the fair market value of a share of stock on the Exercise Date.  The participant’s right to purchase stock in the Plan is restricted to shares with a fair market value of no more than $25,000 per calendar year.  Participants may terminate their interest in a given offering, or a given exercise period, by withdrawing all, but not less than all, of the accumulated payroll deductions of the account at any time prior to the end of the offering period.

Stock Appreciation Rights

On March 1, 2008, 131,690 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $35.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met and qualify for equity treatment. The weighted average fair value of SARs awarded on March 1, 2008, was determined to be $11.80 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 41.81% and expected life of 3 years.  As of May 31, 2011, 1,890 of these SARs were outstanding.  Compensation expense was recognized in the amount of $1,000 and $59,000 for three month periods ended May 31, 2011 and 2010, respectively, related to the March 1, 2008 SAR grants. We had no unrecognized costs related to the March 1, 2008 SAR grants as of May 31, 2011.

On March 1, 2009, we awarded 163,233 Stock Appreciation Rights under the 2005 Plan with an exercise price of $18.12. The weighted average fair value of SARs awarded on March 1, 2009, was determined to be $8.08 based on the following assumptions: risk-free interest rate of 3%, dividend yield of 0.0%, expected volatility of 46.89% and expected life of 5 years.  As of May 31, 2011, 84,933 of these SARs were outstanding.  Compensation expense in the amount of $44,000 and $44,000 were recognized during each of the three month periods ended May 31, 2011 and 2010, respectively.  As of May 31, 2011, we had unrecognized cost of $131,000 related to the March 1, 2009 SAR grants.

On March 1, 2010, 150,382 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $31.67. The weighted average fair value of SARs awarded on March 1, 2010, was determined to be $12.31 based on the following assumptions: risk-free interest rate of 3.61%, dividend yield of 3.16%, expected volatility of 53.31% and expected life of 5 years.  As of May 31, 2011, 134,288 SARs were outstanding.  Compensation expense in the amount of $61,000 and $1,157,000 were recognized during the three month periods ended May 31, 2011 and 2010, respectively, related to the March 1, 2010 SAR grants.   As of May 31, 2011, we had unrecognized cost of $429,000 related to the March 1, 2010 SAR grants.

On June 1, 2010, we awarded 11,014 Stock Appreciation Rights to a key employee under the 2005 Plan with an exercise price of $40.01. The weighted average fair value of SARs awarded on June 1, 2010, was determined to be $15.70 based on the following assumptions: risk-free interest rate of 2.20%, dividend yield of 2.50%, expected volatility of 53.32% and expected life of 5 years.  Compensation expense in the amount of $14,000 was recognized during the three month period ended May 31, 2011 related to the June 1, 2010 SARs grant. As of May 31, 2011, we had unrecognized cost of $115,000 related to the June 1, 2010 SARs grant.

On March 1, 2011, 96,566 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $41.81. The weighted average fair value of SARs awarded on March 1, 2011, was determined to be $15.47 based on the following assumptions: risk-free interest rate of 3.39%, dividend yield of 2.39%, expected volatility of 47.16% and expected life of 5 years.  Compensation expense in the amount of $897,000 was recognized during the three month period ended May 31, 2011 related to the March 31, 2011 SARs grant.   As of May 31, 2011, we had unrecognized cost of $597,000 related to the March 1, 2011 SAR grants.

Restricted Stock Units

On March 1, 2009, 31,666 shares of Restricted Stock Units were issued to our key employees under the 2005 Plan. The Restricted Stock Unit awards have a three year cliff vesting schedule, but may vest early under accelerated vesting provisions in the 2005 Plan. The market value of a share of our stock was $18.12 on the date the Company granted the Restricted Stock Units.  As of May 31, 2011, 29,058 Restricted Stock Units were outstanding.  Compensation expense in the amount of $19,000 and $19,000 were recognized during each of the three month periods ended May 31, 2011 and 2010 with respect to these Restricted Stock Units.  The amount of unrecognized cost at May 31, 2011 was $56,000 with respect to these Restricted Stock Units.

On March 1, 2010, we issued 22,906 shares of Restricted Stock Units to our key employees under the 2005 Plan. The market value of a share of our stock was $31.67 on the date of grant. As of May 31, 2011, 21,019 Restricted Stock Units were outstanding.  Compensation expense in the amount of $24,000 and $455,000 were recognized during the three month period ended May 31, 2011 and 2010, respectively, related to the March 1, 2010 Restricted Stock Unit grants.  The amount of unrecognized cost at May 31, 2011 was $167,000 related to the March 1, 2010 Restricted Stock Unit grants.

On June 1, 2010, we issued 1,887 shares of Restricted Stock Units to a key employee under the 2005 Plan. The market value of a share of our stock was $40.01 on the date of grant. Compensation expense in the amount of $6,000 was recognized during the three month period ended May 31, 2011 related to the June 1, 2010 Restricted Stock Unit grant. The amount of unrecognized cost at May 31, 2011 was $50,000 related to the June 1, 2010 Restricted Stock Unit grant.

On March 1, 2011, we issued 15,336 shares of Restricted Stock Units to our key employees under the 2005 Plan. The market value of a share of our stock was $41.81 on the date of grant.  Compensation expense in the amount of $373,000 was recognized during the three month period ended May 31, 2011 related to the March 1, 2011 Restricted Stock Unit grants.  The amount of unrecognized cost at May 31, 2011 was $268,000  related to the March 1, 2011 Restricted Stock Unit grants.

Shares Purchased Under the Employee Stock Purchase Plan

We estimated the shares to be issued under the Plan on the first enrollment at September 1, 2008 to be 36,100 shares after forfeitures. The weighted average fair value of these shares was determined to be $14.69 based on the following assumptions:  risk-free interest rate of 2%, dividend yield of 0.0%, expected volatility of 50.40% and expected life of 2 years.  Compensation expense in the amount of $0 and $66,000 was recognized during the three month periods ended May 31, 2011 and 2010, respectively, related to the first issuance under the Plan.  As of May 31, 2011, we had no unrecognized costs related to the first issuance under the Plan. In accordance with the Plan, we issued 20,822, 9,097, 7,245 and 7,584 shares on March 1, 2009, September 1, 2009, March 1, 2010 and September 1, 2010, respectively, to the enrolled employees.

On March 1, 2009, the date of the second offering, the estimated shares to be issued were 14,019 after forfeitures. The weighted average fair value of these shares was determined to be $7.33 based on the following assumptions:  risk-free interest rate of 3%, dividend yield of 0.0%, expected volatility of 50.40% and expected life of 2 years. Compensation expenses in the amount of $0 and $13,000 was recognized during the three month periods ended May 31, 2011 and 2010, respectively, related to the second issuance under the Plan.  In accordance with the Plan, we issued 5,943, 4,175, 4,139 and 4,714 shares on September 1, 2009, March 1, 2010, September 1, 2010, and March 1, 2011, respectively.  As of May 31, 2011, we had no unrecognized costs related to the second issuance under the Plan.

On September 1, 2009, the date of the third offering, the estimated shares to be issued were 3,523 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.31 based on the following assumptions:  risk-free interest rate of 3.25%, dividend yield of 0.0%, expected volatility of 54.52% and expected life of 2 years.  Compensation expense in the amount of $7,000 and $7,000 was recognized during the three month periods ended May 31, 2011 and 2010, respectively, related the the third issuance under the Plan.  As of May 31, 2011, we had unrecognized costs of $7,000 related to the third issuance under the Plan. In accordance with the Plan, 991, 793 and 481 shares were issued on March 1, 2010, September 1, 2010 and March 1, 2011, respectively, to the enrolled employees.

On March 1, 2010, the date of the fourth offering, the estimated shares to be issued were 2,715 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.19 based on the following assumptions:  risk-free interest rate of 3.87%, dividend yield of 2.96%, expected volatility of 67.65% and expected life of 2 years. Compensation expense in the amount of $5,000 was recognized during each of the three month periods ended May 31, 2011 and 2010 related to the fourth issuance under the Plan.  In accordance with the Plan we issued 747 and 680 shares on September 1, 2010 and March 1, 2011, respectively, to the enrolled employees.  As of May 31, 2011, we had unrecognized costs of $15,000 related to the fourth issuance under of the Plan.

On September 1, 2010, the date of the fifth offering, the estimated shares to be issued were 47,078 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.76 based on the following assumptions:  risk-free interest rate of 2.59%, dividend yield of 2.43%, expected volatility of 52.11% and expected life of 2 years.  Compensation expense in the amount of $93,000 was recognized during the first quarter of fiscal 2012 related to the fifth issuance under the Plan.  In accordance with the Plan we issued 6,584 shares on March 1, 2011.  As of May 31, 2011, we had unrecognized costs of $464,000 related to the fifth issuance under the Plan.

On March 1, 2011, the date of the sixth offering, the estimated shares to be issued were 11,100 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.42 based on the following assumptions:  risk-free interest rate of 3.51%, dividend yield of 2.38%, expected volatility of 46.86% and expected life of 2 years.  Compensation expense in the amount of $21,000 was recognized during the first quarter of fiscal 2012 related to the sixth issuance under the Plan.  As of May 31, 2011, we had unrecognized costs of $150,000 related to the sixth issuance under the Plan.

4.             Segments.

We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 28, 2011.  Information regarding operations and assets by segment is as follows:

	Three Months Ended May 31,
	2011	2010
	(unaudited)
	(in thousands)
Net Sales:
Electrical and Industrial Products	$48,266	$37,161
Galvanizing Services	66,067	40,314
	$114,333	$77,475

Segment Operating Income (a):
Electrical and Industrial Products	$7,414	$6,610
Galvanizing Services	17,121	11,473
Total Segment Operating Income	$24,535	$18,083

General Corporate Expense (b)	$6,233	$6,452
Interest Expense	3,471	1,691
Other (Income) Expense, Net (c)	(134)	(31)
	$9,570	$8,112

Income Before Taxes	$14,965	$9,971

Total Assets:
Electrical and Industrial Products	$135,797	$120,591
Galvanizing Services	278,761	142,319
Corporate	156,020	123,829
	$570,578	$386,739

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

5.            Warranty Reserves.

A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within accrued liabilities on the consolidated balance sheet.  Management periodically reviews the reserves and makes adjustments accordingly.  Warranties cover such factors as non-conformance to specifications and defects in material and workmanship.  The following table shows changes in the warranty reserves since the end of fiscal 2009:

Warranty Reserve
(unaudited)
(in thousands)

Balance at February 28, 2009	$2,015
Warranty costs incurred	(2,130)
Additions charged to income	2,912
Balance at February 28, 2010	$2,797
Warranty costs incurred	(2,821)
Additions charged to income	2,510
Balance at February 28, 2011	$2,486
Warranty costs incurred	(656)
Additions charged to income	477
Balance at May 31, 2011	$2,307

6.             Acquisitions.

On June 14, 2010 we acquired North American Galvanizing & Coatings, Inc. (“NGA”), a leading provider of corrosion protection for iron and steel components fabricated by its customers.  The total cash purchase price for NGA was $132 million ($104 million net of cash acquired on hand at NGA of $28 million). The acquisition was funded from our cash on hand and our existing credit facility.

The following consolidated pro forma information assumes that the acquisition of NGA took place on March 1, 2010 for the income statements for the periods ended 2011 and 2010.

	May 31, 2011	May 31, 2010
	(In thousands, except per share amounts)

Net Sales	$114,333	$96,385

Net Income	$9,465	$10,048

Earnings Per Common Share:
Basic Earnings Per Share	$0.75	$0.81
Diluted Earnings Per Share	$0.75	$0.80

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand and response to products and services offered by AZZ, including demand by the electrical power generation markets, electrical transmission and distribution markets, the industrial markets, and the hot dip galvanizing markets; prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; changes in the economic conditions of the various markets that AZZ serves, foreign and domestic, customer requested delays of shipments, acquisition opportunities, currency exchange rates, adequacy of financing, and availability of experienced management employees to implement AZZ’s growth strategy. AZZ has provided additional information regarding risks associated with the business in AZZ’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011 and other filings with the SEC, available for viewing on AZZ’s website at www.azz.com and on the SEC’s website at www.sec.gov.

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

The following discussion should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended February 28, 2011 and with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 28, 2011. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment.  We use revenue by segment and segment operating income to evaluate our segments.  Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment.  The other (income) expense items included in segment operating income are generally insignificant.  For a reconciliation of segment operating income to pretax income, see Note 4 to our quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q.

Orders and Backlog

Our entire backlog relates to our Electrical and Industrial Products Segment. Our backlog was $114.7 million as of May 31, 2011, an increase of $6.4 million or 6%, as compared to $108.4 million at February 28, 2011.  Our book-to-ship ratio was 1.06 to 1 for the first quarter ended May 31, 2011, as compared to 1.01 to 1 for the same period in the prior year.  Incoming orders increased 54% over the same period a year ago.  The first quarter of fiscal 2012 marked the second consecutive quarter with a book to ship ratio in excess of one to one.  We believe this is a reflection of the stabilization of our served markets.  We believe that we will continue to see modest improvements in the backlog for the remainder of fiscal 2012.

Backlog Table
(in thousands)(unaudited)

	Period Ended		Period Ended
Backlog	2/28/11	$108,379	2/28/10	$109,918
Bookings		120,697		78,603
Shipments		114,333		77,475
Backlog	5/31/11	$114,743	5/31/10	$111,046
Book to Ship Ratio		1.06		1.01

Segment Revenues

The following table reflects the breakdown of revenue by segment:

	Three Months Ended
	5/31/2011	5/31/2010
	(in thousands (unaudited))
Revenue:
Electrical and Industrial Products	$48,266	$37,161
Galvanizing Services	66,067	40,314
Total Revenue	$114,333	$77,475

For the three-month period ended May 31, 2011, consolidated revenues were $114.3 million, a 48% increase as compared to the same period in fiscal 2011. For the quarter ended May 31, 2011, the Electrical and Industrial Products Segment contributed 42% of the Company’s revenues and the Galvanizing Services Segment accounted for the remaining 58% of the combined revenues. For the three month period ended May 31, 2010, the Electrical and Industrial Products Segment contributed 48% of the Company’s revenues and the Galvanizing Services Segment accounted for the remaining 52% of the combined revenues.

Revenues for the Electrical and Industrial Products Segment increased $11.1 million, or 30%, for the three-month period ended May 31, 2011, as compared to the same period in fiscal 2011.  The increased revenues were the result of increased order intake during the third and fourth quarters of fiscal 2011.  In addition, in the first quarter of fiscal 2012, we experienced an increase in quick turn jobs that were booked and shipped in this quarter.

Revenues in the Galvanizing Services Segment increased $25.8 million, or 64%, for the three-month period ended May 31, 2011, as compared to the same period in fiscal 2011.   The volume of steel processed for the three month period ended May 31, 2011 accounted for 63% of the increase in revenues and the remaining 1% was a result of an increase in selling price. As discussed previously, we acquired NGA on June 14, 2010. Excluding the acquisition of NGA, volumes increased 16% and selling price increased 3%. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended
	5/31/2011	5/31/2010
	(in thousands)(unaudited)
Segment Operating Income:
Electrical and Industrial Products	$7,414	$6,610
Galvanizing Services	17,121	11,473
Total Operating Income	$24,535	$18,083

Our total operating income increased 36% for the three-month period ended May 31, 2011, to $24.5 million as compared to $18.1 million for the same period in fiscal 2011. Total operating margins decreased to 22% for the three month period as compared to 23% for the same period in fiscal 2011. The Electrical and Industrial Products Segment generated 30% of the operating income for the three months ended May 31, 2011, while the Galvanizing Services Segment produced the remaining 70%.

Segment operating income in the Electrical and Industrial Products Segment increased 12% for the three-month period ended May 31, 2011, to $7.4 million as compared to $6.6 million for the same period in fiscal 2011. Operating margins were 15% as compared to 18% for the same period in fiscal 2011.  Operating profits and margins were adversely impacted by the shipment of lower margin projects as compared to the same quarter last year.  The lower margins are reflective of more competitive market conditions.

In the Galvanizing Services Segment, operating income increased 49% for the three-month period ended May 31, 2011, to $17.1 million as compared to $11.5 million for the same period in fiscal 2011. Operating margins decreased to 26% for the three-month period ended May 31, 2011, as compared to 28% for the same period in fiscal 2011. The reduction in operating margins was the result of higher material costs that we were unable to recover through price increases. Excluding the operating income from the acquisition of NGA, operating income increased 16% for the current period .

General Corporate Expenses

General Corporate expenses, (see Note 4 to consolidated financial statements) not specifically identifiable to a segment, for the three-month period ended May 31, 2011, were $6.2 million compared to $6.5 million for the same period in fiscal 2011.  As a percentage of sales, General Corporate expenses were 5% for the three-month period ended May 31, 2011, as compared to 8% for the same period in fiscal 2011. The decrease in General Corporate expenses as a percent of sales were a result of increased revenues, while General Corporate expenses were relatively unchanged.

Interest

Net interest expense for the three-month period ended May 31, 2011 was $3.5 million as compared to $1.7 million for the same period in fiscal 2011. The additional interest expense was incurred on our $125 million unsecured notes that were issued as of January 21, 2011. As of May 31, 2011, we had outstanding debt of $225 million, compared to $100 million at the same date last year.  Our long-term debt to equity ratio was .80 to 1 at May 31, 2011, as compared to .43 to 1 at May 31, 2010.

Other (Income) Expense

For the three-month periods ended May 31, 2011 and 2010; the amounts in other (income) expense not specifically identifiable with a segment (see Note 4 to consolidated financial statements) were insignificant.

Income Taxes

The provision for income taxes reflects an effective tax rate of 36.8% for the three-month period ended May 31, 2011, as compared to 36.1% for same period in fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our cash needs through a combination of cash flows from operating activities, unsecured notes and bank borrowings. Our cash requirements are generally for operating activities, capital improvements, debt repayment, possible future cash dividend payments and acquisitions. We believe that working capital, funds available under our credit agreement, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, payment of debt, and possible future cash dividend payments and possible future acquisitions.

Our operating activities generated cash flows of approximately $9.7 million for the three month period ended May 31, 2011 compared to $4.2 million for the same period in the prior fiscal year.  Cash flows from operations for the three month period ended May 2011 included net income in the amount of $9.5 million, depreciation and amortization in the amount of $5.8 million, and other adjustments to reconcile net income to net cash in the amount of a $2.1 million.  Included in other adjustments were provisions for bad debt in the amount of $.08 million, deferred income taxes in the amount of $.1 million, gain on the sale of assets in the amount of $.2 million, and non-cash adjustments in the amount of $1.6 million.  Negative cash flow was recognized due to increased inventories, prepaid expenses, other assets and revenue in excess of billings in the amount of $1.7 million, $2.4 million, $.09 and $.6 million, respectively; and, decreased other accrued liabilities in the amount of $6.2 million.  Positive cash flow was recognized due to increased accounts payables in the amount of $1.9 million and decreased accounts receivable in the amount of $1.4 million.  Accounts receivable average days outstanding were 48 days for the three month period ended May 31, 2011, as compared to 52 days for the same period in the prior fiscal year.

During the three month period ended May 31, 2011, capital improvements were made in the amount of $4.7 million.

Our quarterly dividend was paid on May 6, 2011 in the amount of $3.1 million.

Our working capital was $220.5 million at May 31, 2011, as compared to $170.9 million at May 31, 2010.

On April 29, 2010, we entered into our Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. ("Bank of America").  The Credit Agreement provides for an $80 million unsecured revolving line of credit with one lender, Bank of America, maturing on May 25, 2014. The facility is used to provide for working capital needs, capital improvements, future acquisitions and letter of credit needs. This amendment increased the amount of cash dividends the Company is allowed to pay to $15 million annually and increased the basket for AZZ Common Stock repurchases to $40 million over the life of the revolving line of credit.

The Credit Agreement provides various financial covenants requiring us, among other things, to a) maintain on a consolidated basis net worth equal to at least the sum of $182.3 million, plus 50% of future net income, b) maintain on a consolidated basis a Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.25:1.0, c) maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.75:1.0 and d) not to make Capital Expenditures  (as defined in the Credit Agreement) on a consolidated basis in an amount in excess of $30 million.

The Credit Agreement also provides for an applicable margin ranging from 1.00% to 1.75% over the Eurodollar Rate and Commitment Fees ranging from .20% to .30% depending on our Leverage Ratio.

At May 31, 2011, we had no outstanding debt borrowed under the revolving credit facility, we had letters of credit outstanding at that date in the amount of $12.0 million, which left approximately $68.0 million of additional credit available under the revolving credit facility.

On March 31, 2008, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") pursuant to which the Company issued $100 million aggregate principal amount of its 6.24% unsecured Senior Notes (the "2008 Notes") due March 31, 2018 through a private placement (the "2008 Note Offering").  Pursuant to the Note Purchase Agreement, the Company’s payment obligations with respect to the 2008 Notes may be accelerated upon any Event of Default, as defined in the Note Purchase Agreement.  In connection with the 2008 Note Offering, the Company entered into an amendment to our Credit Agreement. The Amendment contained the consent of Bank of America to the 2008 Note Offering, amended the Credit Agreement to provide that the 2008 Note Offering will not constitute a default under the Credit Agreement and amended the Credit Agreement to reflect the same financial covenants as the 2008 Notes.

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

The 2008 Notes and the 2011 Notes each provide for various financial covenants requiring us, among other things, to a) maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50% of future net income; b) maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00;  c) maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Note Purchase Agreement) of at least 2.0:1.0; d) not at any time permit the aggregate amount of all Priority Indebtedness (as defined in the Note Purchase Agreement) to exceed 10% of Consolidated Net Worth (as defined in the Note Purchase Agreement).

We were in compliance at May 31, 2011 with all of our debt covenants.

Our current ratio (current assets/current liabilities) was 4.2 to 1 at May 31, 2011, as compared to 4.93 to 1 at May 31, 2010.  Our ratio of long-term debt to shareholders’ equity was .80 to 1 at May 31, 2011.

Historically, we have not experienced a significant impact on our operations from increases in general inflation other than for specific commodities.  We have exposure to commodity price increases in both segments of our business, primarily copper, aluminum and steel in the Electrical and Industrial Products Segment, and zinc and natural gas in the Galvanizing Services Segment.  We attempt to minimize the effect of these increases through escalation clauses in customer contracts for copper, aluminum and steel, when market conditions allow and through protective caps and fixed contract purchases on zinc.  In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process and through increases in prices where competitively feasible. Many economists predict increased inflation in coming years due to U.S. and international monetary policies, and there is no assurance that inflation will not impact our business in the future.

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

CONTRACTUAL COMMITMENTS

 Leases

We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of May 31, 2011 are summarized in the table below under “Other.”

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

Other

At May 31, 2011, we had outstanding letters of credit in the amount of $12.0 million.  These letters of credit are issued, in lieu of performance and bid bonds, to some of our customers to cover any potential warranty costs that the customer might incur.  In addition, as of May 31, 2011, a warranty reserve in the amount of $2.3 million has been established to offset any future warranty claims.

The following summarizes our operating leases, and long-term debt and interest expense for the next five years.

	Operating Leases	Long-Term Debt	Interest	Total
	(In thousands)
2012	$3,194	$-	$9,895	$13,089
2013	3,882	14,286	12,569	30,737
2014	3,383	14,286	11,678	29,347
2015	3,210	14,286	10,786	28,282
2016	2,930	14,286	9,895	27,111
Thereafter	9,905	167,856	37,887	215,648
Total	$26,504	$225,000	$92,710	$344,214

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

Stock Options, Stock Appreciation Rights and Restricted Stock Units - Our employees and directors are periodically granted restricted stock units, stock options or stock appreciation rights by the Board of Directors. The compensation cost of all employee stock-based compensation awards is measured based on the grant-date fair value of those awards and that cost is recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).

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

New Accounting Pronouncements

In 2009, the FASB issued ASU 2009-13, ratifying the EITF’s final consensus on Issue 08-1, “Revenue Arrangements with Multiple Deliverables” (FASB ASC 605-25).   The consensus changes existing rules regarding recognition of revenue in multiple deliverable arrangements and expands ongoing disclosures about the significant judgments used in applying its guidance. This standard is effective for our fiscal year ending February 29, 2012.  The adoption of this standard will not have a material effect on AZZ’s consolidated financial statements.

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

Item 4.                      Controls and Procedures.

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely discussions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II. OTHER INFORMATION

Item 1.                      Legal Proceedings.

After we announced on April 1, 2010 our proposed acquisition of North American Galvanizing & Coatings, Inc. (“NGA”), several lawsuits (the “Stockholder Complaints”) challenging the transaction were filed seeking to enjoin it or recover unspecified damages from us in respect thereof.  The Stockholder Complaints consisted of lawsuits filed in the Delaware Court of Chancery on April 13, April 16 and May 10, 2010, a lawsuit filed in the County Court for Rogers County, Oklahoma on April 16, 2010 and a lawsuit filed in the District Court for Tulsa County, Oklahoma on April 20, 2010.  On June 7, 2010, along with the other defendants named in the Stockholder Complaints (the “Defendants”), we entered into a Memorandum of Understanding (the “Memorandum of Understanding”) with the plaintiffs in the Stockholder Complaints to settle all components of that litigation in all of the cases.  Subject to approval by the District Court in Rogers County, Oklahoma, the settlement includes (a) certification of a settlement class consisting of all record and beneficial holders of the shares of NGA’s common stock at any time from April 1, 2010 through and including August 3, 2010; (b) certain supplemental disclosures contained in an Amendment No. 1 to the Schedule 14D-9 filed by NGA; (c) certain amendments to the Merger Agreement by and among AZZ, a wholly-owned subsidiary of AZZ and NGA; (d) extension of the expiration date of the tender offer for the shares of NGA’s common stock from June 7, 2010 to June 14, 2010; (e) a release of all claims by class members against all Defendants arising from the tender offer and subsequent merger; (f) orders or judgments of dismissal with prejudice in all cases comprising the litigation; (g) payment of $500,000 in attorneys’ fee, for plaintiffs, including expenses for plaintiffs’ counsel; and (h) further terms, all as detailed in the Memorandum of Understanding.  The above summary of the Memorandum of Understanding is qualified in its entirety by reference to the Memorandum of Understanding, which has been filed as Exhibit (a)(5)(A) to the First Amendment to Schedule TO filed by AZZ with the SEC on June 8, 2010 in connection with the tender offer.

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

Item 1A.                     Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2011.

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

AZZ incorporated (Registrant)
DATE: June 30, 2011	By: /s/ Dana Perry
Dana Perry Senior Vice President for Finance Principal Financial Officer

EXHIBIT INDEX

3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).
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

3(4)	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).
3(5)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report Form 8-K filed by the Registrant on November 27, 2007).
3(6)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report Form 8-K filed by the Registrant on April 3, 2010).
4	Form of Stock Certificate for the Company’s $1.00 par value Common Stock (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant August 31, 2000).
10(1)	Second Amended and Restated Credit Agreement with Bank of America, N.A., dated May 25, 2006 (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the Registrant on May 26, 2006).
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

10(17)	Note Purchase Agreement, dated as of January 20, 2011, by and among AZZ incorporated and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on January 31, 2011).
31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 30, 2011. Filed Herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 30, 2011. Filed Herewith.
32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 30, 2011. Filed Herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 30, 2011. Filed Herewith.