Form 10-K/A
AZZ INC
filed 2011-08-26
CIK 8947

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of AZZ incorporated (“AZZ”, the “Company” or “we”) for the fiscal year ended February 28, 2011 is being filed solely to make technical corrections to the Report of Independent Registered Public Accounting Firm on pages 33 and 34 of the originally filed Form 10-K.  This Form 10-K/A amends and restates Part II Item 8, Financial Statements and Supplementary Data, with respect to the original Form 10-K, in order to make such corrections.

Except as described above, no other changes have been made to the original Form 10-K, and this Form 10-K/A does not amend, update, or change the financial statements or any other items or disclosures in the original Form 10-K.  This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures, including any exhibits to the original Form 10-K affected by subsequent events.  Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-K on May 12, 2011.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

Item 8.  Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements and Schedules

		Page
1.	Consolidated Financial Statements

	Management’s Report on Internal Controls Over Financial Reporting	3

	Report of Independent Registered Public Accounting Firm	4-5

	Consolidated Statements of Income for the years ended February 28, 2011, 2010, and 2009	6

	Consolidated Balance Sheets as of February 28, 2011 and 2010	7-8

	Consolidated Statements of Cash Flows for the years ended February 28, 2011, 2010, and 2009	9-10

	Consolidated Statements of Shareholders' Equity for the years ended February 28, 2011, 2010, and 2009	11

	Notes to Consolidated Financial Statements	12-29

2.	Consolidated Financial Statements Schedule

	Schedule II – Valuation and Qualifying Accounts and Reserves	30

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of North American Galvanizing and Coatings, Inc. (NGA) whose acquisition was completed on August 3, 2010 and which are included in the consolidated balance sheet of AZZ incorporated as of February 28, 2011 and the related consolidated statements of income, shareholders equity, and cash flows for the year then ended.  NGA constituted approximately 24% of total assets as of February 28, 2011 and 13% and 24% of revenues and net income, respectively, for the year then ended.  Management did not assess the effectiveness of internal control over financial reporting of NGA because of the timing of the acquisition.  Our audit of internal control over financial reporting of AZZ incorporated also did not include an evaluation of the internal control over financial reporting of NGA.

As discussed in Note 1 to the consolidated financial statements, the Company adopted ASC 805-10 (formerly Statement of Financial Accounting Standard No. 141(R), Business Combinations) effective March 1, 2009.

/s/ BDO USA, LLP

Dallas, Texas
May 12, 2011

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

Item 15.   Exhibits and Financial Statement Schedules.

Exhibits Required by Item 601 of Regulation S-K

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this Form 10-K/A is set forth in the Index to Exhibits beginning on page 33, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 8/26/2011	By: /s/ David H. Dingus
David H. Dingus, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

/s/David H. Dingus	/s/ Dana L. Perry
David H. Dingus, Principal Executive Officer and Director	Dana L. Perry, Principal Financial Officer and Director

/s/Daniel R. Feehan	/s/ Richard Butler
Daniel R. Feehan, Director	Richard Butler, Vice President and Controller, Principal Accounting Officer

/s/Martin C. Bowen	/s/Peter A. Hegedus
Martin C. Bowen, Director	Peter A. Hegedus, Director

/s/Daniel E. Berce	/s/Dr. H. Kirk Downey
Daniel E. Berce, Director	Dr. H. Kirk Downey, Chairman of the Board and Director

/s/Sam Rosen	/s/Kevern R. Joyce
Sam Rosen, Director	Kevern R. Joyce, Director

EXHIBIT INDEX

Exhibit No.
31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 26, 2011. Filed Herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 26, 2011. Filed Herewith.
32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 26, 2011. Filed Herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 26, 2011. Filed Herewith.