Form 10-Q
period 2011-08-31
AZZ INC
filed 2011-09-30
CIK 8947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                    Yes  ☐                                                                                                                                                                    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at August 31, 2011:
Common Stock, $1.00 par value per share	12,569,321

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	08/31/11	02/28/11
	(Unaudited)
Assets

Current Assets:
Cash and Cash Equivalents	$149,099,907	$138,389,837
Accounts Receivable (Net of Allowance for Doubtful Accounts of $800,000 at August 31, 2011 and $720,000 at February 28, 2011)	64,521,060	61,945,377
Inventories:
Raw Material	44,223,253	42,745,225
Work-In-Process	17,718,883	12,451,979
Finished Goods	2,782,475	4,355,188
Costs and Estimated Earnings In Excess of Billings On Uncompleted Contracts	13,702,321	15,880,092
Deferred Income Taxes	6,691,155	7,003,167
Prepaid Expenses and Other	3,371,514	1,248,270

Total Current Assets	302,110,568	284,019,135

Property, Plant and Equipment, Net	125,999,479	125,361,635
Goodwill	113,406,239	113,463,436
Intangibles and Other Assets, Net	41,729,830	43,680,635

	$583,246,116	$566,524,841

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts Payable	$25,154,000	$21,713,896
Income Tax Payables	1,246,168	2,838,901
Accrued Salaries and Wages	5,688,609	7,038,999
Other Accrued Liabilities	16,597,850	19,158,165
Customer Advance Payments	9,934,834	7,308,909
Long Term Debt Due Within One Year	14,285,714	-
Billings In Excess of Costs and Estimated Earnings On Uncompleted Contracts	1,276,139	127,360

Total Current Liabilities	74,183,314	58,186,230

Long-Term Debt Due After One Year	210,714,286	225,000,000
Deferred Income Taxes	27,542,048	27,320,738

Shareholders’ Equity:
Common Stock, $1 Par Value, Shares Authorized 50,000,000, Shares Issued 12,609,160	12,609,160	12,609,160
Capital In Excess of Par Value	25,915,244	24,141,022
Retained Earnings	231,686,446	218,889,963
Accumulated Other Comprehensive Income	835,553	920,063
Less Common Stock Held In Treasury, At Cost (39,839 Shares at August 31, 2011 and 109,804 Shares at February 28, 2011)	(239,935)	(542,335)

Total Shareholders’ Equity	270,806,468	256,017,873

	$583,246,116	$566,524,841

See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	8/31/11	8/31/10	8/31/11	8/31/10
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$114,661,270	$99,591,069	$228,994,201	$177,065,615

Costs And Expenses
Cost of Sales	84,281,092	70,538,383	167,545,237	124,449,456
Selling, General and Administrative	11,740,423	12,230,450	24,789,777	24,504,785
Interest Expense	3,463,639	1,768,129	6,934,178	3,459,244
Net Loss (Gain) On Sale of Property, Plant and Equipment, and Insurance Proceeds	(60,131)	(47,688)	170,878	(57,118)
Other Expense (Income) - net	(384,929)	(396,462)	(1,032,358)	(760,412)

	99,040,094	84,092,812	198,407,712	151,595,955

Income Before Income Taxes	15,621,176	15,498,257	30,586,489	25,469,660
Income Tax Expense	6,015,155	5,851,502	11,515,267	9,449,416

Net Income	$9,606,021	$9,646,755	$19,071,222	$16,020,244

Earnings Per Common Share

Basic Earnings Per Share	$0.76	$0.77	$1.52	$1.29

Diluted Earnings Per Share	$0.76	$0.77	$1.51	$1.27

See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	8/31/11	8/31/10
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$ 19,071,222	$ 16,020,244

Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Provision For Doubtful Accounts	134,992	16,547
Amortization and Depreciation	11,297,494	10,270,645
Deferred Income Tax (Benefit) Expense	533,359	(1,392,185)
Net Loss (Gain) On Sale of Property, Plant & Equipment	170,878	(57,118)
Amortization of Deferred Borrowing Costs	161,802	163,114
Share Based Compensation Expense	2,322,927	2,456,867

Effects of Changes In Assets & Liabilities:
Accounts Receivable	(2,718,931)	(6,585,941)
Inventories	(5,193,735)	(4,708,439)
Prepaid Expenses and Other	(2,123,558)	(1,465,575)
Other Assets	(52,500)	(93,690)
Net Change In Billings Related To Costs and Estimated Earnings On Uncompleted Contracts	3,326,550	(561,334)
Accounts Payable	3,446,995	(940,316)
Other Accrued Liabilities and Income Taxes Payable	(3,404,454)	(5,109,338)

Net Cash Provided By Operating Activities	26,973,041	8,013,481

Cash Flows Used For Investing Activities:
Proceeds From Sale Or Insurance Settlement of Property, Plant, and Equipment	264,411	186,164
Purchase of Property, Plant and Equipment	(10,539,014)	(5,498,056)
Acquisition of Subsidiaries, Net of Cash Acquired	-	(104,091,416)

Net Cash Used In Investing Activities	(10,274,603)	(109,403,308)

Cash Flows From Financing Activities:
Proceeds From Exercise of Stock Options	48	379,956
Excess Tax Benefits From Stock Options and Stock Appreciation Rights	264,679	729,643
Proceeds from Revolving Loan	-	12,000,000
Payments on Long Term Debt	-	(7,300,000)
Dividends Paid	(6,274,739)	(6,217,460)

Net Cash Used In Financing Activities	(6,010,012)	(407,861)

Effect of Exchange Rate Changes on Cash	21,644	27,057

Net Increase (Decrease) In Cash & Cash Equivalents	10,710,070	(101,770,631)

Cash & Cash Equivalents At Beginning of Period	138,389,837	110,607,029

Cash & Cash Equivalents At End of Period	$149,099,907	$8,836,398

Supplemental Disclosures
Cash Paid For Interest	$6,747,700	$3,279,794

Cash Paid For Income Taxes	$12,006,046	$8,711,060

See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at February 28, 2011	12,609,160	$12,609,160	$24,141,022	$218,889,963	$920,063	$(542,335)	$256,017,873
Exercise of Stock Options			8,150			(8,102)	48
Stock Compensation			2,288,355			34,572	2,322,927
Restricted Stock Units			(90,996)			12,999	(77,997)
Stock Issued for SARs			(971,163)			201,399	(769,764)
Employee Stock Purchase Plan			275,197			61,532	336,729
Federal Income Tax Deducted on Stock Options and SARs			264,679				264,679
Cash Dividend Paid				(6,274,739)			(6,274,739)
Comprehensive Income:
Net Income				19,071,222			19,071,222
Foreign Currency Translation					(57,391)		(57,391)
Interest Rate Swap, Net of Income Tax					(27,119)		(27,119)

Comprehensive Income							18,986,712

Balance at August 31, 2011	12,609,160	$12,609,160	$25,915,244	$231,686,446	$835,553	$(239,935)	$270,806,468

See Accompanying Notes to Condensed Consolidated Financial Statements.

AZZ incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation.

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

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects the financial position of the Company as of August 31, 2011, and the results of its operations and cash flows for the three-month and six-month periods ended August 31, 2011 and 2010.

2.	Earnings per share.

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended August 31,		Six months ended August 31,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$9,606	$9,647	$19,071	$16,020

Denominator:
Denominator for basic earnings per common share–weighted average shares	12,560,175	12,454,932	12,549,583	12,425,833
Effect of dilutive securities:
Employee and Director stock awards	116,807	144,458	111,592	148,215

Denominator for diluted earnings per common share	12,676,982	12,599,390	12,661,175	12,574,048

Earnings per share basic and diluted:
Basic earnings per common share	$0.76	$0.77	$1.52	$1.29
Diluted earnings per common share	$0.76	$0.77	$1.51	$1.27

3.	Stock-based Compensation.

During fiscal 2002, the Company adopted the AZZ incorporated 2001 Long-Term Incentive Plan (“2001 Plan”). The purpose of the 2001 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees and directors Restricted stock and options to purchase the Common Stock of the Company. The maximum number of shares that may be issued under the 2001 Plan is 1.5 million shares. In conjunction with the adoption of the 2001 Plan, all options still available for issuance under pre-existing option plans were terminated. At August 31, 2011, 3,746 vested options were outstanding under the 2001 Plan and exercisable at $4.22 per share. Options under the 2001 Plan vest immediately upon issuance ratably over a period of three to five years and expire at various dates through March 2013. There were no new options or Stock Appreciation Rights granted under the 2001 Plan during the first six months of fiscal 2012.

During fiscal 2006, the Company adopted the AZZ incorporated 2005 Long Term Incentive Plan (as subsequently amended and restated, the “2005 Plan”). The purpose of the 2005 Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees and directors restricted stock, performance awards, restricted stock units (“Restricted Stock Units”), Stock Appreciation Rights (“SARs” or “Stock Appreciation Rights”) and options to purchase Common Stock of the Company. The 2005 Plan was amended on July 8, 2008. The maximum number of shares that may be issued under the 2005 Plan is 1 million shares.

On September 1, 2008, we adopted the AZZ incorporated Employee Stock Purchase Plan (the “Plan”). The purpose of the Plan is to allow employees of the Company to purchase Common Stock of the Company through accumulated payroll deductions. Offerings under the Plan have a duration of 24 months. On the first day of an offering period (the Enrollment Date), the participant is granted the option to purchase shares on each exercise date during the offering period (the “Exercise Date”) up to 10% of the participant’s compensation at the lower of 85% of the fair market value of a share of stock on the Enrollment Date or 85% of the fair market value of a share of stock on the Exercise Date. The participant’s right to purchase stock in the Plan is restricted to shares with a fair market value of no more than $25,000 per calendar year, and no participant may purchase more than 5,000 shares under the Plan during any offering period. A Participant may terminate his or her interest in a given offering, or a given exercise period, by withdrawing all, but not less than all, of the accumulated payroll deductions of the account at any time prior to the end of the offering period.

Stock Appreciation Rights

On March 1, 2008, 131,690 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $35.88. These Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the plan are met and qualify for equity treatment. The weighted average fair value of SARs awarded on March 1, 2008, was determined to be $11.80 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 41.81% and expected life of 3 years. As of August 31, 2011, none of these SARs were outstanding. Compensation expense was recognized in the amount of $1,000 and $118,000 for six month periods ended August 31, 2011 and 2010, respectively, related to the March 1, 2008 SAR grants. We had no unrecognized costs related to the March 1, 2008 SAR grants as of August 31, 2011.

On March 1, 2009, we awarded 163,233 Stock Appreciation Rights under the 2005 Plan with an exercise price of $18.12. The weighted average fair value of SARs awarded on March 1, 2009, was determined to be $8.08 based on the following assumptions: risk-free interest rate of 3%, dividend yield of 0.0%, expected volatility of 46.89% and expected life of 5 years. As of August 31, 2011, 75,855 of these SARs were outstanding. Compensation expense in the amount of $87,000 and $87,000 was recognized during each of the six month periods ended August 31, 2011 and 2010, respectively. As of August 31, 2011, we had unrecognized cost of $87,000 related to the March 1, 2009 SAR grants.

On March 1, 2010, 150,382 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $31.67. The weighted average fair value of SARs awarded on March 1, 2010, was determined to be $12.31 based on the following assumptions: risk-free interest rate of 3.61%, dividend yield of 3.16%, expected volatility of 53.31% and expected life of 5 years. As of August 31, 2011, 122,254 SARs were outstanding. Compensation expense in the amount of $123,000 and $1,238,000 was recognized during the six month periods ended August 31, 2011 and 2010, respectively, related to the March 1, 2010 SAR grants. As of August 31, 2011, we had unrecognized cost of $368,000 related to the March 1, 2010 SAR grants.

On June 1, 2010, we awarded 11,014 Stock Appreciation Rights to a key employee under the 2005 Plan with an exercise price of $40.01. The weighted average fair value of SARs awarded on June 1, 2010, was determined to be $15.70 based on the following assumptions: risk-free interest rate of 2.20%, dividend yield of 2.50%, expected volatility of 53.32% and expected life of 5 years. Compensation expense in the amount of $29,000 and $14,000 was recognized during the six month period ended August 31, 2011 and 2010, respectively, related to the June 1, 2010 SARs grant. As of August 31, 2011, we had unrecognized cost of $101,000 related to the June 1, 2010 SARs grant.

On March 1, 2011, 96,566 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $41.81. The weighted average fair value of SARs awarded on March 1, 2011, was determined to be $15.47 based on the following assumptions: risk-free interest rate of 3.39%, dividend yield of 2.39%, expected volatility of 47.16% and expected life of 5 years. Compensation expense in the amount of $971,000 was recognized during the six month period ended August 31, 2011 related to the March 1, 2011 SARs grants. As of August 31, 2011, we had unrecognized cost of $523,000 related to the March 1, 2011 SAR grants.

Restricted Stock Units

On March 1, 2009, 31,666 shares of Restricted Stock Units were issued to our key employees under the 2005 Plan. The Restricted Stock Unit awards have a three year cliff vesting schedule, but may vest early under accelerated vesting provisions in the 2005 Plan. The market value of a share of our stock was $18.12 on the date the Company granted the Restricted Stock Units. As of August 31, 2011, 29,058 Restricted Stock Units were outstanding. Compensation expense in the amount of $38,000 and $38,000 was recognized during each of the six month periods ended August 31, 2011 and 2010 with respect to these Restricted Stock Units. The amount of unrecognized cost at August 31, 2011 was $38,000 with respect to these Restricted Stock Units.

On March 1, 2010, we issued 22,906 shares of Restricted Stock Units to our key employees under the 2005 Plan. The Restricted Stock Unit awards have a three year cliff vesting schedule, but may vest early under accelerated vesting provisions in the 2005 Plan. The market value of a share of our stock was $31.67 on the date of grant. As of August 31, 2011, 21,019 Restricted Stock Units were outstanding. Compensation expense in the amount of $48,000 and $487,000 was recognized during the six month period ended August 31, 2011 and 2010, respectively, related to the March 1, 2010 Restricted Stock Unit grants. The amount of unrecognized cost at August 31, 2011 was $143,000 related to the March 1, 2010 Restricted Stock Unit grants.

On June 1, 2010, we issued 1,887 shares of Restricted Stock Units to a key employee under the 2005 Plan. The Restricted Stock Unit awards have a three year cliff vesting schedule, but may vest early under accelerated vesting provisions in the 2005 Plan. The market value of a share of our stock was $40.01 on the date of grant. Compensation expense in the amount of $13,000 and $6,000 was recognized during the six month period ended August 31, 2011 and 2010, respectively, related to the June 1, 2010 Restricted Stock Unit grant. The amount of unrecognized cost at August 31, 2011 was $44,000 related to the June 1, 2010 Restricted Stock Unit grants.

On March 1, 2011, we issued 15,336 shares of Restricted Stock Units to our key employees under the 2005 Plan. The Restricted Stock Unit awards have a three year cliff vesting schedule, but may vest early under accelerated vesting provisions in the 2005 Plan. The market value of a share of our stock was $41.81 on the date of grant. Compensation expense in the amount of $407,000 was recognized during the six month period ended August 31, 2011 related to the March 1, 2011 Restricted Stock Unit grants. The amount of unrecognized cost at August 31, 2011 was $235,000 related to the March 1, 2011 Restricted Stock Unit grants.

Shares Purchased Under the Employee Stock Purchase Plan

We estimated the shares to be issued under the Plan on the first enrollment at September 1, 2008 to be 36,100 shares after forfeitures. The weighted average fair value of these shares was determined to be $14.69 based on the following assumptions:

risk-free interest rate of 2%, dividend yield of 0.0%, expected volatility of 50.40% and expected life of 2 years. Compensation expense in the amount of $0 and $133,000 was recognized during the six month periods ended August 31, 2011 and 2010, respectively, related to the first issuance under the Plan. As of August 31, 2011, we had no unrecognized costs related to the first issuance under the Plan. In accordance with the Plan, we issued 20,822, 9,097, 7,245 and 7,584 shares on March 1, 2009, September 1, 2009, March 1, 2010 and September 1, 2010, respectively, to the enrolled employees.

On March 1, 2009, the date of the second offering, the estimated shares to be issued were 14,019 after forfeitures. The weighted average fair value of these shares was determined to be $7.33 based on the following assumptions: risk-free interest rate of 3%, dividend yield of 0.0%, expected volatility of 50.40% and expected life of 2 years. Compensation expense in the amount of $0 and $26,000 was recognized during the six month periods ended August 31, 2011 and 2010, respectively, related to the second issuance under the Plan. In accordance with the Plan, we issued 5,943, 4,175, 4,139 and 4,714 shares on September 1, 2009, March 1, 2010, September 1, 2010, and March 1, 2011, respectively. As of August 31, 2011, we had no unrecognized costs related to the second issuance under the Plan.

On September 1, 2009, the date of the third offering, the estimated shares to be issued were 3,523 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.31 based on the following assumptions: risk-free interest rate of 3.25%, dividend yield of 0.0%, expected volatility of 54.52% and expected life of 2 years. Compensation expense in the amount of $13,000 and $13,000 was recognized during the six month periods ended August 31, 2011 and 2010, respectively, related to the third issuance under the Plan. As of August 31, 2011, we had no unrecognized costs related to the third issuance under the Plan. In accordance with the Plan, 991, 793 and 481 shares were issued on March 1, 2010, September 1, 2010 and March 1, 2011, respectively, to the enrolled employees.

On March 1, 2010, the date of the fourth offering, the estimated shares to be issued were 2,715 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.19 based on the following assumptions: risk-free interest rate of 3.87%, dividend yield of 2.96%, expected volatility of 67.65% and expected life of 2 years. Compensation expense in the amount of $10,000 and $10,000 was recognized during each of the six month periods ended August 31, 2011 and 2010 related to the fourth issuance under the Plan. In accordance with the Plan we issued 747 and 680 shares on September 1, 2010 and March 1, 2011, respectively, to the enrolled employees. As of August 31, 2011, we had unrecognized costs of $10,000 related to the fourth issuance under of the Plan.

On September 1, 2010, the date of the fifth offering, the estimated shares to be issued were 47,078 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.76 based on the following assumptions: risk-free interest rate of 2.59%, dividend yield of 2.43%, expected volatility of 52.11% and expected life of 2 years. Compensation expense in the amount of $185,000 was recognized during the six month period ended August 31, 2011, related to the fifth issuance under the Plan. In accordance with the Plan, we issued 6,584 shares on March 1, 2011. As of August 31, 2011, we had unrecognized costs of $371,000 related to the fifth issuance under the Plan.

On March 1, 2011, the date of the sixth offering, the estimated shares to be issued were 11,100 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.42 based on the following assumptions: risk-free interest rate of 3.51%, dividend yield of 2.38%, expected volatility of 46.86% and expected life of 2 years. Compensation expense in the amount of $43,000 was recognized during the six month period ended August 31, 2011, related to the sixth issuance under the Plan. As of August 31, 2011, we had unrecognized costs of $128,000 related to the sixth issuance under the Plan.

Directors Grants

During each of fiscal 2012 and 2011, the Company granted its directors 7,000 shares of the Company’s common stock. The stock price at the date of grant was $50.84 and $40.92 for fiscal 2012 and 2011, respectively. Stock compensation expense was recognized with regard to these grants in the amount of $356,000 and $286,000 for the six month periods ended August 31, 2011 and 2010, respectively.

4.	Segments.

We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 28, 2011. Information regarding operations and assets by segment is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
	(Unaudited) (In thousands)

Net Sales:
Electrical and Industrial Products	$44,402	$40,768	$92,669	$77,929
Galvanizing Services	70,259	58,823	136,325	99,137

	114,661	99,591	228,994	177,066
Operating Income (a):
Electrical and Industrial Products	5,081	7,538	12,495	14,148
Galvanizing Services	18,755	15,241	35,876	26,715

	23,836	22,779	48,371	40,863

General Corporate Expense (b)	4,883	5,515	11,116	11,967
Interest Expense	3,463	1,768	6,934	3,459
Other (Income) Expense, Net (c)	(131)	(2)	(265)	(33)

	8,215	7,281	17,785	15,393

Income Before Income Taxes	$15,621	$15,498	$30,586	$25,470

Total Assets:
Electrical and Industrial Products	$137,477	$123,866	$137,477	$123,866
Galvanizing Services	281,904	271,847	281,904	271,847
Corporate	163,865	37,574	163,865	37,574

	$583,246	$433,287	$583,246	$433,287

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

Warranty Reserve
(unaudited) (in thousands)

Balance at February 28, 2009	$2,015
Warranty costs incurred	(2,130)
Additions charged to income	2,912

Balance at February 28, 2010	$2,797
Warranty costs incurred	(2,821)
Additions charged to income	2,510

Balance at February 28, 2011	$2,486
Warranty costs incurred	(1,284)
Additions charged to income	756

Balance at August 31, 2011	$1,958

6. Acquisitions

On June 14, 2010, we acquired North American Galvanizing & Coatings, Inc. (“NGA”), a leading provider of corrosion protection for iron and steel components fabricated by its customers. The total cash purchase price for NGA was $132 million ($104 million net of cash acquired on hand at NGA of $28 million). The acquisition was funded from our cash on hand and our existing credit facility.

The following consolidated pro forma information assumes that the acquisition of NGA took place on March 1, 2010 for the income statements for the three month and six month periods ended August 31, 2011 and 2010.

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
	(In thousands, except for per share amounts)
Net Sales	$114,661	$102,186	$228,994	$195,976

Net Income	$9,606	$9,768	$19,071	$19,675

Earnings Per Common Share
Basic Earnings Per Share	$0.76	$0.78	$1.52	$1.58

Diluted Earnings Per Share	$0.76	$0.78	$1.51	$1.56

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

RESULTS OF OPERATIONS

We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 28, 2011, our Electrical and Industrial Products Segment and our Galvanizing Services Segment. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue by segment and segment operating income to evaluate our segments. Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment. The other (income) expense items included in segment operating income are generally insignificant. For a reconciliation of segment operating income to pretax income, see Note 4 to our quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q.

Orders and Backlog

Our entire backlog relates to our Electrical and Industrial Products Segment. Our backlog was $123.2 million as of August 31, 2011, an increase of $14.8 million, or 14%, as compared to $108.4 million at February 28, 2011. Our backlog was $106.5 million as of August 31, 2010. Our book-to-ship ratio was 1.07 to 1 for the second quarter ended August 31, 2011, as compared to .95 to 1 for the same period in the prior year. Incoming orders increased 30% for the quarter compared to the same period a year ago. The second quarter of fiscal 2012 marked the third consecutive quarter with a book to ship ratio in excess of one to one. We believe this is a reflection of the stabilization of our served markets. We believe that we should continue to see modest improvements in the backlog for the remainder of fiscal 2012.

Backlog Table

(in thousands) (unaudited)

	Period Ended		Period Ended
Backlog	2/28/11	$108,379	2/28/10	$109,918
Bookings		120,697		78,603
Shipments		114,333		77,475
Backlog	5/31/11	$114,743	5/31/10	$111,046
Book to Ship Ratio		1.06		1.01
Bookings		123,097		95,033
Shipments		114,661		99,591
Backlog	8/31/11	$123,179	8/31/10	$106,488
Book to Ship Ratio		1.07		.95

Segment Revenues

The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Six Months Ended
	8/31/2011	8/31/2010	8/31/2011	8/31/2010
	(In thousands) (unaudited)

Revenue:
Electrical and Industrial Products	$44,402	$40,768	$92,669	$77,929
Galvanizing Services	70,259	58,823	136,325	99,137

Total Revenue	$114,661	$99,591	$228,994	$177,066

For the three and six-month periods ended August 31, 2011, consolidated revenues were $114.7 million and $229.0 million, a 15% and 29% increase, respectively, as compared to the same periods in fiscal 2011. The Electrical and Industrial Products Segment contributed 39% and 41%, respectively, of the Company’s revenues, and the Galvanizing Services Segment accounted for the remaining 61% and 59%, respectively, of the combined revenues for the three month periods ended August 31, 2011, and 2010. The Electrical and Industrial Products Segment contributed 40% and 44%, respectively, of the Company’s revenues, and the Galvanizing Services Segment accounted for the remaining 60% and 56%, respectively, of the combined revenues for the six month periods ended August 31, 2011 and 2010.

Revenues for the Electrical and Industrial Products Segment increased $3.6 million, or 9%, for the three-month period ended August 31, 2011, and increased $14.7 million, or 19%, for the six-month period ended August 31, 2011, as compared to the same periods in fiscal 2011. The increased revenues were the result of increased order intake during the prior three quarters. In addition, in the first quarter of fiscal 2012, we experienced an increase in quick turn jobs that were booked and shipped in the first quarter, which accounted for the significant increase in revenue for the six month period ended August 31, 2011.

Revenues in the Galvanizing Services Segment increased $11.4 million, or 19%, for the three-month period ended August 31, 2011, as compared to the same period in fiscal 2011 and increased $37.2 million, or 38%, for the six-month period ended August 31, 2011, as compared to the same period in fiscal 2011. The acquisition of NGA generated $21.2 million and $39.5 million, respectively, of this segment’s revenue for the three and six month periods ended August 31, 2011, compared to $15.1 million for both the three and six month periods in the prior year. The volume of steel processed for the three month period ended August 31, 2011 accounted for 16% of the increase in revenues and the remaining 3% was a result of an increase in selling price. The volume of steel processed for the six month period ended August 31, 2011 accounted for 35% of the increase in revenues and the remaining 3% was a result of an increase in selling price. The acquisition of NGA accounted for 57% and 71% of the increase in volume, respectively, for the three and six month periods ended August 31, 2011. Excluding the acquisition of NGA, volumes increased 12% and selling price increased 3% for the six month period ended August 31, 2011. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended		Six Months Ended
	8/31/2011	8/31/2010	8/31/2011	8/31/2010
	(In thousands) (Unaudited)
Segment Operating Income:
Electrical and Industrial Products	$5,081	$7,538	$12,495	$14,148
Galvanizing Services	18,755	15,241	35,876	26,715

Total Segment Operating Income	$23,836	$22,779	$48,371	$40,863

Our total segment operating income increased 5% for the quarter ended August 31, 2011 to $23.8 million as compared to $22.8 million for the same period in fiscal 2011. For the six-month period ended August 31, 2011, our total segment operating income increased 18% to $48.4 million, as compared to $40.9 million for the same period ended August 31, 2010.

Segment operating income in the Electrical and Industrial Products Segment decreased 33% and 12% for the three and six-month periods ended August 31, 2011, to $5.1 million and $12.5 million, respectively, as compared to $7.5 million and $14.1 million, respectively, for the same periods in fiscal 2011. Operating margins were 11% for the three month and 13% for the six month periods ended August 31, 2011, as compared to 18% and 18%, respectively, for the comparable periods in fiscal 2011. Decreased operating margins for the three and six month periods resulted from lower quoted margin projects that shipped during these periods. Lower margins on shipped projects were the result of more competitive market conditions.

In the Galvanizing Services Segment, operating income increased 23% and 34% for the three and six-month periods ended August 31, 2011, to $18.8 million and $35.9 million, respectively, as compared to $15.2 million and $26.7 million, respectively, for the same periods in fiscal 2011. The acquisition of NGA accounted for $8.9 million in operating income or 25% of the total Galvanizing Services Segment operating income for the six month period ended August 31, 2011. The acquisition of NGA generated $5.1 million and $8.9 million, respectively, of this segment’s operating income for the three and six month periods ended August 31, 2011, compared to $3.5 million for both the three and six month periods in the prior year. Operating margins were 27% and 26%, including NGA, for the three and six-month periods ended August 31, 2011, as compared to 26% and 27% for comparable periods in fiscal 2011. Increased operating margins for the three month period were the result of increased production levels as well as improved pricing.

General Corporate Expenses

General Corporate expenses, (see Note 4 to consolidated financial statements) not specifically identifiable to a segment, for the three-month period ended August 31, 2011, were $4.9 million compared to $5.5 million for the same period in fiscal 2011. For the six-month period ended August 31, 2011, general corporate expenses were $11.1 million as compared to $12 million for the comparable period in the prior year. In the prior year, general corporate expenses included $1.8 million of acquisition expenses related to the NGA acquisition for the six month period. As a percentage of sales, General Corporate expenses were 4% and 5% for the three and six-month periods ended August 31, 2011, as compared to 6% and 7%, respectively, for the same periods in fiscal 2011. The decrease in General Corporate expenses as a percent of sales were a result of increased revenues, and NGA acquisition expenses in the prior period, while General Corporate expenses were relatively unchanged for the three and six month periods ended August 31, 2011.

Interest

Net interest expense for the three and six-month periods ended August 31, 2011 was $3.5 million and $6.9 million as compared to $1.8 and $3.5 million for the same periods in fiscal 2011. The additional interest expense was incurred on our $125 million unsecured notes that were issued on January 21, 2011. As of August 31, 2011, we had outstanding debt of $225 million, compared to $112 million at the same date last year. Our long-term debt to equity ratio was .78 to 1 at August 31, 2011, as compared to .47 to 1 at August 31, 2010.

Other (Income) Expense

For the three and six-month periods ended August 31, 2011 and 2010 the amounts in other (income) expense not specifically identifiable with a segment (see Note 4 to consolidated financial statements) were insignificant.

Income Taxes

The provision for income taxes reflects an effective tax rate of 38.5% for the three-month period ended August 31, 2011, as compared to 37.8% for same period in fiscal 2011. For the six month period ended August 31, 2011 the tax rate was 37.6% as compared to 37.1% for the same period in the prior year.

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

Our operating activities generated cash flows of approximately $27 million for the six month period ended August 31, 2011 and compared to $8 million for the same period in the prior fiscal year. Cash flows from operations for the six month period ended August 31, 2011 included net income in the amount of $19.1 million, depreciation and amortization in the amount of $11.3 million, and other adjustments to reconcile net income to net cash in the amount of a $3.3 million. Included in other adjustments were share-based compensation expense in the amount of $2.3 million, provisions for bad debts in the amount of $.1 million, deferred income taxes in the amount of $.5 million, gain or loss on the sale of assets in the amount of $.2 million, and other non-cash adjustments in the amount of $.2 million. Negative cash flow was recognized due to increased accounts receivable, inventories, prepaid expenses and other assets in the amount of $2.7 million, $5.2 million, $2.1 million and $.05 million, respectively, and decreased other accrued liabilities in the amount of $3.4 million. Positive cash flows were recognized due to increased accounts payable in the amount of $3.4 million and decreased revenue in excess of billings in the amount of $3.3 million. Accounts receivable average days outstanding were 48 days for the six month period ended August 31, 2011, as compared to 50 days for the same period in the prior fiscal year.

During the six month period ended August 31, 2011, capital improvements were made in the amount of $10.5 million.

During the six month period ended August 31, 2011, dividends were paid in the amount of $6.3 million.

Our working capital was $227.9 million at August 31, 2011, as compared to $102.6 million at August 31, 2010, due to the issuance of our $125 million notes.

On April 29, 2010, we entered into our Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”). The Credit Agreement provides for an $80 million unsecured revolving line of credit with one lender, Bank of America, maturing on May 25, 2014. The facility is used to provide for working capital needs, capital improvements, future acquisitions and letter of credit needs. This amendment increased the amount of cash dividends the Company is allowed to pay to $15 million annually and increased the basket for AZZ Common Stock repurchases to $40 million over the life of the revolving line of credit.

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

At August 31, 2011, we had no outstanding debt borrowed under the revolving credit facility and we had letters of credit outstanding at that date in the amount of $13.4 million, which left approximately $66.6 million of additional credit available under the revolving credit facility.

On March 31, 2008, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which the Company issued $100 million aggregate principal amount of its 6.24% unsecured Senior Notes (the “2008 Notes”) due March 31, 2018 through a private placement (the “2008 Note Offering”). Pursuant to the Note Purchase Agreement, the Company’s payment obligations with respect to the 2008 Notes may be accelerated upon any Event of Default, as defined in the Note Purchase Agreement. In connection with the 2008 Note Offering, the Company entered into an amendment to our Credit Agreement. The Amendment contained the consent of Bank of America to the 2008 Note Offering, amended the Credit Agreement to provide that the 2008 Note Offering will not constitute a default under the Credit Agreement and amended the Credit Agreement to reflect the same financial covenants as the 2008 Notes.

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

We were in compliance at August 31, 2011 with all of our debt covenants.

Our current ratio (current assets/current liabilities) was 4.07 to 1 at August 31, 2011, as compared to 3.08 to 1 at August 31, 2010. Our ratio of long-term debt to shareholders’ equity was .78 to 1 at August 31, 2011.

Historically, we have not experienced a significant impact on our operations from increases in general inflation other than for specific commodities. We have exposure to commodity price increases in both segments of our business, primarily copper, aluminum and steel in the Electrical and Industrial Products Segment, and zinc and natural gas in the Galvanizing Services Segment. We attempt to minimize the effect of these increases through escalation clauses in customer contracts for copper, aluminum and steel, when market conditions allow and through protective caps and fixed contract purchases on zinc. In addition to these measures, we attempt to recover cost increases through improvements to our manufacturing process and through increases in prices where competitively feasible. Many economists predict increased inflation in coming years due to U.S. and international monetary policies, and there is no assurance that inflation will not impact our business in the future.

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

CONTRACTUAL COMMITMENTS

Leases

We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of August 31, 2011 are summarized in the table below under “Other.”

Commodity pricing

In the Electrical and Industrial Products Segment, we have exposure to commodity pricing for copper, aluminum and steel. Because the Electrical and Industrial Products Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses in customer contracts, although during difficult market conditions these escalation clauses may not be obtainable. In addition, we look to get firm pricing contracts from our vendors on material at the time we receive orders from our customers to minimize risk.

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

Other

At August 31, 2011, we had outstanding letters of credit in the amount of $13.4 million. These letters of credit are issued, in lieu of performance and bid bonds, to some of our customers to cover any potential warranty costs that the customer might incur. In addition, as of August 31, 2011, a warranty reserve in the amount of $2.0 million has been established to offset any future warranty claims.

The following summarizes our operating leases, and long-term debt and interest expense for the next five years.

	Operating Leases	Long-Term Debt	Interest	Total
	(In thousands)
2012	$2,059	$-	$6,508	$8,567
2013	3,919	14,286	12,569	30,774
2014	3,425	14,286	11,678	29,389
2015	3,268	14,286	10,786	28,340
2016	2,990	14,286	9,895	27,171
Thereafter	9,460	167,856	37,887	215,203

Total	$25,121	$225,000	$89,323	$339,444

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition, impairment of long-lived assets, identifiable intangible assets and goodwill, accounting for income taxes and equity based compensation. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 of the Notes to Condensed Consolidated Financial Statements.

Allowance for Doubtful Accounts - The carrying value of our accounts receivable is continually evaluated based on the likelihood of collection. An allowance is maintained for estimated losses resulting from our customers’ inability to make required payments. The allowance is determined by historical experience of uncollected accounts, the level of past due accounts, overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and by future expectations of conditions that might impact the collectability of accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

Equity Based Compensation - Our employees and directors are periodically granted restricted stock units, stock options or stock appreciation rights by the Board of Directors. The compensation cost of all employee stock-based compensation awards is measured based on the grant-date fair value of those awards and that cost is recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).

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

In the Electrical and Industrial Products Segment, we have exposure to commodity pricing for copper, aluminum, and steel. Increases in price for these items are normally managed through escalation clauses in our customers’ contracts, although during difficult market conditions customers may resist these escalation clauses. In addition, we look to get firm pricing contracts from our vendors on material at the time we receive orders from our customers to minimize risk. We manage our exposures to commodity prices, primarily zinc used in our Galvanizing Services Segment, by utilizing agreements with zinc suppliers that include protective caps and fixed contracts to guard against escalating commodity prices. We believe these agreements ensure adequate supplies and partially offset exposure to commodity price swings.

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

Item 4. Removed and Reserved.

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

AZZ incorporated (Registrant)

DATE: September 30, 2011	By: /s/ Dana Perry
Dana Perry Senior Vice President for Finance Principal Financial Officer

EXHIBIT INDEX

3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).
3(2)	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).
3(3)	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).
3(4)	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report on Form 10-Q filed by Registrant for the quarter ended August 31, 2000).
3(5)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report on Form 8-K filed by the Registrant on November 27, 2007).
3(6)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report on Form 8-K filed by the Registrant on April 3, 2010).
4	Form of Stock Certificate for the Company’s $1.00 par value Common Stock (incorporated by reference to the Quarterly Report on Form 10-Q filed by Registrant August 31, 2000).
10(1)	Second Amended and Restated Credit Agreement with Bank of America, N.A., dated May 25, 2006 (incorporated by reference to Exhibit 10(1) of the Current Report on Form 8-K filed by the Registrant on May 26, 2006).
10(2)	First Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated February 28, 2007 (incorporated by reference to Exhibit 10(1) of the Current Report on Form 8-K filed by the Registrant on March 1, 2007).
10(3)	Second Amendment and Consent to Second Amendment and Restated Credit Agreement dated March 31, 2008, by and between AZZ incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10(3) of the Current Report on Form 8-K filed by the registrant on April 2, 2008).
10(4)	Note Purchase Agreement dated March 31, 2008, by and among AZZ incorporated and the purchasers listed therein (incorporated by reference to Exhibit 10(1) of the Current Report on Form 8-K filed by the registrant on April 2, 2008).
10(5)	AZZ incorporated Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement for the 2008 Annual Shareholders Meeting).
10(6)	AZZ incorporated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement for the 2008 Annual Shareholders Meeting).
10(7)	1999 Independent Director Share Ownership Plan as Approved on January 19, 1999 and As Amended on September 22, 1999 (incorporated by reference to Exhibit 10(22) of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2001).
10(8)	AZZ incorporated 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Proxy Statement for the 2001 Annual Shareholders Meeting).
10(9)	AZZ incorporated 2003 Management Incentive Bonus Plan (incorporated by reference to Exhibit 10(20) to the Annual Report on Form 10-K filed by the registrant for the fiscal year ended February 28, 2002).
10(10)	2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated (incorporated by reference to Exhibit 10(27) to the Quarterly Report on Form 10-Q filed by the registrant for the quarter ended August 31, 2002).
10(11)	AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Directors (incorporated by reference to Exhibit 10(53) to the Quarterly Report on Form 10-Q filed by the registrant for the quarter ended August 31, 2004).
10(12)	AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Key Employees (incorporated by reference to Exhibit 10(54) to the Quarterly Report on Form 10-Q filed by the registrant for the quarter ended August 31, 2004).

10(13)	AZZ incorporated 2005 Independent Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on July 14, 2005).
10(14)	Agreement and Plan of Merger by and among AZZ incorporated, Big Kettle Merger Sub, Inc. and North American Galvanizing and Coatings, Inc. dated as of March 31, 2010 (incorporated by reference to Exhibit 2(1) to the Current Report on Form 8-K filed by the registrant on April 1, 2010).
10(15)	Stockholders Agreement by and among AZZ incorporated, Big Kettle Merger Sub, Inc. and certain stockholders of North American Galvanizing and Coatings, Inc. dated as of March 31, 2010 (incorporated by reference to Exhibit 2(2) to the Current Report on Form 8-K filed by the registrant on April 1, 2010).
10(16)	Fifth Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated April 29, 2010 (incorporated by reference to Exhibit 10(1) of the Current Report on Form 8-K filed by the registrant on April 30, 2010).
10(17)	Note Purchase Agreement, dated as of January 20, 2011, by and among AZZ incorporated and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on January 31, 2011).
31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 30, 2011. Filed Herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 30, 2011. Filed Herewith.
32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 30, 2011. Filed Herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 30, 2011. Filed Herewith.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The exhibits shall be deemed “furnished” and not “filed” pursuant to the Securities Exchange Act of 1934.