Form 10-Q
period 2011-11-30
AZZ INC
filed 2012-01-06
CIK 8947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐             No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at November 30, 2011:
Common Stock, $1.00 par value per share	12,582,615

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	11/30/11	02/28/11
	(Unaudited)
Assets

Current Assets:
Cash and Cash Equivalents	$160,098,553	$138,389,837
Accounts Receivable (Net of Allowance for Doubtful Accounts of $850,000 at November 30, 2011 and $720,000 at February 28, 2011)	65,454,139	61,945,377
Inventories:
Raw Material	43,270,127	42,745,225
Work-In-Process	19,024,305	12,451,979
Finished Goods	2,367,061	4,355,188
Costs and Estimated Earnings In Excess of Billings On Uncompleted Contracts	14,048,240	15,880,092
Deferred Income Taxes	6,359,213	7,003,167
Prepaid Expenses and Other	2,397,618	1,248,270

Total Current Assets	313,019,256	284,019,135

Property, Plant and Equipment, Net	127,090,526	125,361,635
Goodwill	112,902,427	113,463,436
Intangibles and Other Assets, Net	40,653,502	43,680,635

	$593,665,711	$566,524,841

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts Payable	$24,292,558	$21,713,896
Income Taxes Payable	516,294	2,838,901
Accrued Salaries and Wages	6,348,495	7,038,999
Other Accrued Liabilities	17,675,813	19,158,165
Customer Advance Payments	11,284,795	7,308,909
Long Term Debt Due Within One Year	14,285,714	—
Billings In Excess of Costs and Estimated Earnings On Uncompleted Contracts	472,217	127,360

Total Current Liabilities	74,875,886	58,186,230

Long-Term Debt Due After One Year	210,714,286	225,000,000
Deferred Income Taxes	30,170,642	27,320,738

Shareholders’ Equity:
Common Stock, $1 Par Value, Shares Authorized 50,000,000, Shares Issued 12,609,160	12,609,160	12,609,160
Capital In Excess of Par Value	26,578,137	24,141,022
Retained Earnings	238,561,936	218,889,963
Accumulated Other Comprehensive Income	329,942	920,063
Less Common Stock Held In Treasury, At Cost (26,545 Shares at November 30, 2011 and 109,804 Shares at February 28, 2011)	(174,278)	(542,335)

Total Shareholders’ Equity	277,904,897	256,017,873

	$593,665,711	$566,524,841

See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	11/30/11	11/30/10	11/30/11	11/30/10
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Net Sales	$116,492,703	$102,897,545	$345,486,904	$279,963,160

Costs And Expenses
Cost Of Sales	85,685,729	75,252,872	253,230,966	199,702,328
Selling, General and Administrative	11,320,064	10,918,206	36,109,841	35,422,991
Interest Expense	3,518,978	1,787,161	10,453,156	5,246,405
Net Loss (Gain) On Sale of Property, Plant and Equipment, and Insurance Proceeds	(7,101)	6,505	163,777	(50,613)
Other Income	(192,569)	(256,803)	(1,224,927)	(1,017,215)

	100,325,101	87,707,941	298,732,813	239,303,896

Income Before Income Taxes	16,167,602	15,189,604	46,754,091	40,659,264
Income Tax Expense	6,146,684	5,472,062	17,661,951	14,921,478

Net Income	$10,020,918	$9,717,542	$29,092,140	$25,737,786

Earnings Per Common Share
Basic Earnings Per Share	$0.80	$0.78	$2.32	$2.07

Diluted Earnings Per Share	$0.79	$0.77	$2.30	$2.04

See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	11/30/11	11/30/10
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$29,092,140	$25,737,786

Adjustments to Reconcile Net Income to Net Cash From Operating Activities:
Provision for Doubtful Accounts	129,338	102,146
Amortization and Depreciation	16,869,925	16,163,780
Deferred Income Tax Expense	3,491,732	(574,701)
Net Loss (Gain) on Sale or Insurance Settlement of Property, Plant & Equipment	163,777	(50,613)
Amortization of Deferred Borrowing Costs	241,006	245,712
Share-Based Compensation Expense	2,696,083	2,801,435

Effects of Changes In Assets & Liabilities:

Accounts Receivable	(3,693,162)	(5,241,586)
Inventories	(5,273,206)	(7,764,627)
Prepaid Expenses And Other	(1,153,152)	(646,750)
Other Assets	(3,808)	(113,604)
Net Change In Billings Related to Costs and Estimated Earnings on Uncompleted Contracts	2,176,709	(4,449,069)
Accounts Payable	2,604,300	2,749,274
Other Accrued Liabilities and Income Taxes	(510,062)	(3,430,660)

Net Cash Provided By Operating Activities	46,831,620	25,528,523

Cash Flows From Investing Activities:
Proceeds From Sale or Insurance Settlement of Property, Plant, and Equipment	273,521	195,617
Purchase of Property, Plant and Equipment	(16,344,083)	(10,986,924)
Acquisition of Subsidiaries, Net of Cash Acquired	—	(104,091,416)

Net Cash Used In Investing Activities	(16,070,562)	(114,882,723)

Cash Flows From Financing Activities:
Proceeds From Exercise of Stock Options	48	379,955
Excess Tax Benefits From Stock Options and Stock Appreciation Rights	199,427	875,224
Proceeds from Revolving Loan	—	12,000,000
Payments on Revolving Loan	—	(12,000,000)
Payments on Long Term Debt	—	(7,300,000)
Proceeds From Settlement of Financial Derivative	—	834,416
Dividends Paid	(9,420,167)	(9,341,973)

Net Cash Used In Financing Activities	(9,220,692)	(14,552,378)

Effect Of Exchange Rate Changes on Cash	168,350	(47,478)

Net Increase (Decrease) In Cash & Cash Equivalents	21,708,716	(103,954,056)
Cash & Cash Equivalents at Beginning of Period	138,389,837	110,607,029

Cash & Cash Equivalents at End of Period	$160,098,553	$6,652,973

Supplemental Disclosures
Cash Paid For Interest	$10,041,387	$6,560,693

Cash Paid For Income Taxes	$16,636,076	$14,098,568

See Accompanying Notes to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Par Value	Earnings	Income (Loss)	Stock	Total
Balance at February 28, 2011	12,609,160	$12,609,160	$24,141,022	$218,889,963	$920,063	$(542,335)	$256,017,873
Exercise of Stock Options			8,150			(8,102)	48
Stock Compensation			2,661,511			34,572	2,696,083
Restricted Stock Units			(90,996)			12,999	(77,997)
Stock Issued for SARs			(981,519)			205,839	(775,680)
Employee Stock Purchase Plan			640,542			122,749	763,291
Federal Income Tax Deducted on Stock Options and SARs			199,427				199,427
Cash Dividend Paid				(9,420,167)			(9,420,167)
Comprehensive Income:
Net Income				29,092,140			29,092,140
Foreign Currency Translation					(549,443)		(549,443)
Interest Rate Swap, Net of Income Tax					(40,678)		(40,678)

Comprehensive Income							28,502,019

Balance at November 30, 2011	12,609,160	$12,609,160	$26,578,137	$238,561,936	$329,942	$(174,278)	$277,904,897

See Accompanying Notes to Condensed Consolidated Financial Statements.

AZZ incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

1.	Basis of presentation.

These interim unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2011, included in the Company’s Annual Report on Form 10-K covering such period. For purposes of this report, “AZZ”, the “Company”, “we”, “our”, “us” or similar reference means AZZ incorporated and our consolidated subsidiaries.

Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year that will end February 29, 2012 is referred to as fiscal 2012.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of November 30, 2011, and the results of its operations and cash flows for the three-month and nine-month periods ended November 30, 2011 and 2010.

2.	Earnings per share.

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended November 30,		Nine months ended November 30,
	2011	2010	2011	2010
	(Unaudited) (In thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$10,021	$9,718	$29,092	$25,738

Denominator:
Denominator for basic earnings per common share –weighted average shares	12,581,726	12,495,182	12,560,298	12,448,949
Effect of dilutive securities:
Employee and Director stock awards	105,416	126,921	109,532	141,117

Denominator for diluted earnings per common share	12,687,142	12,622,103	12,669,830	12,590,066

Earnings per share basic and diluted:
Basic earnings per common share	$.80	$.78	$2.32	$2.07
Diluted earnings per common share	$.79	$.77	$2.30	$2.04

3.	Stock-based Compensation.

During fiscal 2002, the Company adopted the AZZ incorporated 2001 Long-Term Incentive Plan (“2001 Plan”). Under the 2001 Plan the Company may grant to its employees and directors restricted stock and options to purchase the common stock of the Company. The maximum number of shares that may be issued under the 2001 Plan is 1.5 million shares. In conjunction with the adoption of the 2001 Plan, all options still available for issuance under pre-existing option plans were terminated. At November 30, 2011, 3,746 vested options were outstanding under the 2001 Plan and exercisable at $4.22 per share. All options under the 2001 Plan are fully vested and all expire at various dates through March 2013. There were no new options or Stock Appreciation Rights granted under the 2001 Plan during the first nine months of fiscal 2012.

During fiscal 2006, the Company adopted the AZZ incorporated 2005 Long Term Incentive Plan (as subsequently amended and restated, the “2005 Plan”). Under the 2005 Plan the Company maygrant to its employees and directors restricted stock, performance awards, restricted stock units (“Restricted Stock Units”), Stock Appreciation Rights (“SARs” or “Stock Appreciation Rights”) and options to purchase common stock of the Company. The 2005 Plan was amended on July 8, 2008. The maximum number of shares that may be issued under the 2005 Plan is one million shares.

On September 1, 2008, we adopted the AZZ incorporated Employee Stock Purchase Plan (the “Plan”). Under the Plan employees of the Company may purchase common stock of the Company through accumulated payroll deductions. Offerings under the Plan have a duration of 24 months. On the first day of an offering period (the Enrollment Date), the participant is granted the option to purchase shares on each exercise date during the offering period (the “Exercise Date”), in an amount up to 10% of the participant’s compensation at the lower of 85% of the fair market value of a share of stock on the Enrollment Date or 85% of the fair market value of a share of stock on the Exercise Date. The participant’s right to purchase stock in the Plan is restricted to shares with a fair market value of no more than $25,000 per calendar year, and no participant may purchase more than 5,000 shares under the Plan during any offering period. A participant may terminate his or her interest in a given offering, or a given exercise period, by withdrawing all, but not less than all, of the accumulated payroll deductions of the account at any time prior to the end of the offering period.

Stock Appreciation Rights

All Stock Appreciation Rights have a three year cliff vesting schedule, but may vest early if accelerated vesting provisions in the 2005 Plan are met and qualify for equity treatment.

On March 1, 2008, 131,690 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $35.88. The weighted average fair value of SARs awarded on March 1, 2008, was determined to be $11.80 based on the following assumptions: risk-free interest rate of 5%, dividend yield of 0.0%, expected volatility of 41.81% and expected life of 3 years. As of November 30, 2011, none of these SARs were outstanding. Compensation expense related to these grants was recognized in the amount of $1,000 and $176,000 for nine month periods ended November 30, 2011 and 2010, respectively. We had no unrecognized costs related to the grants as of November 30, 2011.

On March 1, 2009, we awarded 163,233 Stock Appreciation Rights under the 2005 Plan with an exercise price of $18.12. The weighted average fair value of SARs awarded on March 1, 2009, was determined to be $8.08 based on the following assumptions: risk-free interest rate of 3%, dividend yield of 0.0%, expected volatility of 46.89% and expected life of 5 years. As of November 30, 2011, 74,748 of these SARs were outstanding. Compensation expense in the amount of $131,000 and $131,000 was recognized during each of the nine month periods ended November 30, 2011 and 2010, respectively. As of November 30, 2011, we had unrecognized cost of $44,000 related to the March 1, 2009 SAR grants.

On March 1, 2010, 150,382 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $31.67. The weighted average fair value of SARs awarded on March 1, 2010, was determined to be $12.31 based on the following assumptions: risk-free interest rate of 3.61%, dividend yield of 3.16%, expected volatility of 53.31% and expected life of 5 years. As of November 30, 2011, 121,744 SARs were outstanding. Compensation expense related to these grants in the amount of $184,000 and $1,299,000 was recognized during the nine month periods ended November 30, 2011 and 2010, respectively. As of November 30, 2011, we had unrecognized cost of $307,000 related to the grants.

On June 1, 2010, we awarded 11,014 Stock Appreciation Rights to a key employee under the 2005 Plan with an exercise price of $40.01. The weighted average fair value of SARs awarded on June 1, 2010, was determined to be $15.70 based on the following assumptions: risk-free interest rate of 2.20%, dividend yield of 2.50%, expected volatility of 53.32% and expected life of 5 years. 8,614 of these SARs were forfeited and none of these SARs were outstanding as of November 30, 2011. Compensation expense related to these grants in the amount of $43,000 and $29,000 was recognized during the nine month period ended November 30, 2011 and 2010, respectively. As of November 30, 2011, we had no unrecognized cost related to the grants.

On March 1, 2011, 96,566 Stock Appreciation Rights were awarded under the 2005 Plan with an exercise price of $41.81. The weighted average fair value of SARs awarded on March 1, 2011, was determined to be $15.47 based on the following assumptions: risk-free interest rate of 3.39%, dividend yield of 2.39%, expected volatility of 47.16% and expected life of 5 years. As of November 30, 2011, all 96,566 Stock Appreciation Rights were outstanding Compensation expense related to these grants in the amount of $1,023,000 was recognized during the nine month period ended November 30, 2011. As of November 30, 2011, we had unrecognized cost of $471,000 related to the grants.

Restricted Stock Units

All restricted Stock Units described in this section have a three year cliff vesting schedule, but they may vest early under accelerated vesting provisions in the 2005 Plan.

On March 1, 2009, 31,666 shares of Restricted Stock Units were issued to our key employees under the 2005 Plan. The market value of a share of our stock was $18.12 on the date the Company granted the Restricted Stock Units. As of November 30, 2011, 29,058 Restricted Stock Units were outstanding. Compensation expense related to these issuances in the amount of $56,000 and $56,000 was recognized during each of the nine month periods ended November 30, 2011 and 2010. The amount of unrecognized cost at November 30, 2011 was $19,000.

On March 1, 2010, we issued 22,906 shares of Restricted Stock Units to our key employees under the 2005 Plan. The market value of a share of our stock was $31.67 on the date of grant. As of November 30, 2011, 21,019 Restricted Stock Units were outstanding. Compensation expense related to these issuances in the amount of $71,000 and $511,000 was recognized during the nine month period ended November 30, 2011 and 2010, respectively. The amount of unrecognized cost at November 30, 2011 was $119,000.

On June 1, 2010, we issued 1,887 shares of Restricted Stock Units to a key employee under the 2005 Plan. The market value of a share of our stock was $40.01 on the date of grant. As of November 30, 2011, 1,887 of these Restricted Stock Units were forfeited. Compensation expense related to these issuances in the amount of $19,000 and $13,000 was recognized during the nine month period ended November 30, 2011 and 2010, respectively. As of November 30, 2011, we had no unrecognized cost related to the grants.

On March 1, 2011, we issued 15,336 shares of Restricted Stock Units to our key employees under the 2005 Plan. The market value of a share of our stock was $41.81 on the date of grant. As of November 30, 2011, all 15,336 shares of Restricted Stock Units were outstanding. Compensation expense related to these issuances in the amount of $430,000 was recognized during the nine month period ended November 30, 2011. The amount of unrecognized cost at November 30, 2011 was $211,000.

Shares Purchased Under the Employee Stock Purchase Plan

We estimated the shares to be issued under the Plan on the first enrollment at September 1, 2008 to be 36,100 shares after forfeitures. The weighted average fair value of these shares was determined to be $14.69 based on the following assumptions: risk-free interest rate of 2%, dividend yield of 0.0%, expected volatility of 50.40% and expected life of 2 years. Compensation expense related to this issuance in the amount of $0 and $133,000 was recognized during the nine month periods ended November 30, 2011 and 2010, respectively. As of November 30, 2011, we had no unrecognized costs related to the first issuance under the Plan. In accordance with the Plan, we issued 20,822, 9,097, 7,245 and 7,584 shares on March 1, 2009, September 1, 2009, March 1, 2010 and September 1, 2010, respectively, to the enrolled employees.

On March 1, 2009, the date of the second offering, the estimated shares to be issued were 14,019 after forfeitures. The weighted average fair value of these shares was determined to be $7.33 based on the following assumptions: risk-free interest rate of 3%, dividend yield of 0.0%, expected volatility of 50.40% and expected life of 2 years. Compensation expense related to this issuance in the amount of $0 and $39,000 was recognized during the nine month periods ended November 30, 2011 and 2010, respectively. In accordance with the Plan, we issued 5,943, 4,175, 4,139 and 4,714 shares on September 1, 2009, March 1, 2010, September 1, 2010, and March 1, 2011, respectively. As of November 30, 2011, we had no unrecognized costs related to the second issuance under the Plan.

On September 1, 2009, the date of the third offering, the estimated shares to be issued were 3,523 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.31 based on the following assumptions: risk-free interest rate of 3.25%, dividend yield of 0.0%, expected volatility of 54.52% and expected life of 2 years. Compensation expense related to this issuance in the amount of $13,000 and $20,000 was recognized during the nine month periods ended November 30, 2011 and 2010, respectively. As of November 30, 2011, we had no unrecognized costs related to the third issuance under the Plan. In accordance with the Plan, 991, 793, 481 and 555 shares were issued on March 1, 2010, September 1, 2010, March 1, 2011 and September 1, 2011, respectively, to the enrolled employees.

On March 1, 2010, the date of the fourth offering, the estimated shares to be issued were 2,715 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.19 based on the following assumptions: risk-free interest rate of 3.87%, dividend yield of 2.96%, expected volatility of 67.65% and expected life of 2 years. Compensation expense related to this issuance in the amount of $15,000 and $15,000 was recognized during each of the nine month periods ended November 30, 2011 and 2010. In accordance with the Plan we issued 747, 680 and 989 shares on September 1, 2010, March 1, 2011 and September 1, 2011, respectively, to the enrolled employees. As of November 30, 2011, we had unrecognized costs of $5,000 related to the fourth issuance under of the Plan.

On September 1, 2010, the date of the fifth offering, the estimated shares to be issued were 47,078 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.76 based on the following assumptions: risk-free interest rate of 2.59%, dividend yield of 2.43%, expected volatility of 52.11% and expected life of 2 years. Compensation expense related to this issuance in the amount of $278,000 and $93,000 was recognized during the nine month period ended November 30, 2011 and 2010, respectively. In accordance with the Plan, we issued 6,584 and 7,894 shares on March 1, 2011 and September 1, 2011, respectively. As of November 30, 2011, we had unrecognized costs of $278,000 related to the fifth issuance under the Plan.

On March 1, 2011, the date of the sixth offering, the estimated shares to be issued were 11,100 after estimated forfeitures. The weighted average fair value of these shares was determined to be $15.42 based on the following assumptions: risk-free interest rate of 3.51%, dividend yield of 2.38%, expected volatility of 46.86% and expected life of 2 years. Compensation expense related to this issuance in the amount of $64,000 was recognized during the nine month period ended November 30, 2011. In accordance with the Plan, we issued 2,957 shares on September 1, 2011. As of November 30, 2011, we had unrecognized costs of $107,000 related to the sixth issuance under the Plan.

On September 1, 2011, the date of the seventh offering, the estimated shares to be issued were 4,953 after estimated forfeitures. The weighted average fair value of these shares was determined to be $10.77 based on the following assumptions: risk-free interest rate of 0.2%, dividend yield of 2.27%, expected volatility of 48.85% and expected life of 2 years. Compensation expense related to this issuance in the amount of $10,000 was recognized during the nine month period ended November 30, 2011. As of November 30, 2011, we had unrecognized costs of $68,000 related to the seventh issuance under the Plan.

Directors Grants

During each of fiscal 2012 and 2011, the Company granted its directors 7,000 shares of the Company’s common stock. The stock price at the date of grant was $50.84 and $40.92 for fiscal 2012 and 2011, respectively. Stock compensation expense was recognized with regard to these grants in the amount of $356,000 and $286,000 for the nine month periods ended November 30, 2011 and 2010, respectively.

4.	Segments.

We have two operating segments as described in our Annual Report on Form 10-K for the year ended February 28, 2011. Information regarding operations and assets by segment is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
	(Unaudited) ($ In thousands)
Net Sales:
Electrical and Industrial Products	$43,849	$41,051	$136,518	$118,980
Galvanizing Services	72,644	61,847	208,969	160,983

	116,493	102,898	345,487	279,963
Operating Income (a):
Electrical and Industrial Products	5,719	6,185	18,214	20,333
Galvanizing Services	18,555	15,421	54,431	42,135

	24,274	21,606	72,645	62,468
General Corporate Expense (b)	4,662	4,630	15,778	16,597
Interest Expense	3,519	1,787	10,453	5,246
Other (Income) Expense, Net (c)	(75)	(1)	(340)	(34)

	8,106	6,416	25,891	21,809

Income Before Income Taxes	$16,168	$15,190	$46,754	$40,659

Total Assets:
Electrical and Industrial Products	$136,008	$126,376	$136,008	$126,376
Galvanizing Services	283,141	273,180	283,141	273,180
Corporate	174,517	34,479	174,517	34,479

	$593,666	$434,035	$593,666	$434,035

(a)	Segment operating income consists of net sales, less cost of sales, specifically identifiable selling, general and administrative expenses, and other income and expense items that are specifically identifiable to a segment.

(b)	General Corporate Expense consists of selling, general and administrative expenses that are not specifically identifiable to a segment.

(c)	Other (income) expense, net includes gains and losses on sale of property, plant and equipment and other (income) expenses not specifically identifiable to a segment.

5.	Warranty reserves.

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

Warranty Reserve
(unaudited) (in thousands)
Balance at February 28, 2009	$2,015
Warranty costs incurred	(2,130)
Additions charged to income	2,912

Balance at February 28, 2010	$2,797
Warranty costs incurred	(2,821)
Additions charged to income	2,510

Balance at February 28, 2011	$2,486
Warranty costs incurred	(1,760)
Additions charged to income	1,244

Balance at November 30, 2011	$1,970

6.	Acquisition.

On June 14, 2010, we acquired North American Galvanizing & Coatings, Inc. (“NGA”), a leading provider of corrosion protection for iron and steel components fabricated by its customers. The total cash purchase price for NGA was $132 million ($104 million net of cash acquired on hand at NGA of $28 million). The acquisition was funded from our cash on hand and our existing credit facility.

The following consolidated pro-forma information assumes that the acquisition of NGA took place on March 1, 2010 for the income statements for the three month and nine month periods ended November 30, 2011 and 2010.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
	(In thousands, except for per share amounts)
Net Sales	$116,493	$102,898	$345,487	$298,876

Net Income	$10,021	$9,718	$29,092	$29,123

Earnings Per Common Share
Basic Earnings Per Share	$0.80	$0.78	$2.32	$2.34

Diluted Earnings Per Share	$0.79	$0.77	$2.30	$2.32

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

Orders and Backlog

Our entire backlog relates to our Electrical and Industrial Products Segment. Our backlog was $132.1 million as of November 30, 2011, an increase of $23.7 million or 22%, as compared to $108.4 million at February 28, 2011. Our book-to-ship ratio was 1.08 to 1 for the third quarter ended November 30, 2011, as compared to .95 to 1 for the same period in the prior year. Incoming orders for the three and nine month periods ended November 30, 2011 increased 28% and 36%, respectively, over the same periods a year ago. The third quarter of fiscal 2012 marked the fourth consecutive quarter with a book to ship ratio in excess of one to one. Order intake was up for all of our served markets, with the power generation market showing the most significant improvement for the compared periods. Orders included in the backlog are represented by contracts and purchase orders that we believe to be firm. The following table reflects our bookings and shipments on a quarterly basis for the period ended November 30, 2011, as compared to the same period in the prior fiscal year.

Backlog Table

(In thousands)(Unaudited)

	Period Ended		Period Ended
Backlog	2/28/11	$108,379	2/28/10	$109,918
Bookings		120,697		78,603
Shipments		114,333		77,475
Backlog	5/31/11	$114,743	5/31/10	$111,046
Book to Ship Ratio		1.06		1.01
Bookings		123,097		95,033
Shipments		114,661		99,591
Backlog	8/31/11	$123,179	8/31/10	$106,488
Book to Ship Ratio		1.07		.95
Bookings		125,381		98,096
Shipments		116,493		102,897
Backlog	11/30/11	$132,067	11/30/10	$101,687
Book to Ship Ratio		1.08		.95

Segment Revenues

The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Nine Months Ended
	11/30/2011	11/30/2010	11/30/2011	11/30/2010
	(In thousands)(Unaudited)
Revenue:
Electrical and Industrial Products	$43,849	$41,051	$136,518	$118,980
Galvanizing Services	72,644	61,847	208,969	160,983

Total Revenue	$116,493	$102,898	$345,487	$279,963

For the three and nine-month periods ended November 30, 2011, consolidated revenues were $116.5 million and $345.5 million, respectively, a 13% and 23% increase, respectively, as compared to the same periods in fiscal 2011. The Electrical and Industrial Products Segment contributed 38% and 40% of the Company’s revenues, respectively, and the Galvanizing Services Segment accounted for the remaining 62% and 60% of the combined revenues, respectively, for the three and nine-month periods ended November 30, 2011.

Revenues for the Electrical and Industrial Products Segment increased $2.8 million, or 7%, for the three-month period ended November 30, 2011, and increased $17.5 million, or 15%, for the nine-month period ended November 30, 2011, as compared to the same periods in fiscal 2011. The increased revenues for the three month and nine month periods ended November 30, 2011, resulted from higher demand from the power generation market as compared to the same periods last year. In addition, in the first quarter of fiscal 2012, we experienced an increase in quick turn jobs that were booked and shipped in the first quarter, which accounted for the additional increase in revenue for the nine month period ended November 30, 2011.

Revenues in the Galvanizing Services Segment increased $10.8 million, or 17%, for the three-month period ended November 30, 2011, as compared to the same period in fiscal 2011 and increased $48.0 million, or 30%, for the nine-month period ended November 30, 2011, as compared to the same period in fiscal 2011. The acquisition of NGA generated $21.2 million and $60.7 million, respectively, of this segment’s revenues for the three and nine months periods ended November 30, 2011, compared to $18.3 million and $33.4 million for the three and nine months, respectively, in the prior year. The volume of steel processed for the three month period ended November 30, 2011 accounted for 16% of the increase in revenues and the remaining 1% was a result of an increase in selling price. The volume of steel processed for the nine month period ended November 30, 2011 accounted for 28% of the increase in revenues and the remaining 2% was a result of an increase in selling price. The acquisition of NGA accounted for 34% and 62% of the increase in volume, respectively, for the three and nine month periods ended November 30, 2011. Excluding the acquisition of NGA, volumes increased 17% and selling price increased 2% for the nine month period ended November 30, 2011. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended		Nine Months Ended
	11/30/2011	11/30/2010	11/30/2011	11/30/2010
	(In thousands)(Unaudited)
Segment Operating Income:
Electrical and Industrial Products	$5,719	$6,185	$18,214	$20,333
Galvanizing Services	18,555	15,421	54,431	42,135

Total Segment Operating Income	$24,274	$21,606	$72,645	$62,468

Our total segment operating income increased 12% for the quarter ended November 30, 2011 to $24.3 million as compared to $21.6 million for the same period in fiscal 2011. For the nine-month period ended November 30, 2011, our total segment operating income increased 16% to $72.6 million, as compared to $62.5 million for the same period ended November 30, 2010.

Segment operating income in the Electrical and Industrial Products Segment decreased 8% and 10% for the three and nine-month periods ended November 30, 2011, to $5.7 million and $18.2 million, respectively, as compared to $6.2 million and $20.3 million, respectively, for the same periods in fiscal 2011. Operating margins were 13% for both the three and nine-month periods ended November 30, 2011, as compared to 15% and 17% for both the comparable periods in fiscal 2011. Decreased operating margins for the three and nine months resulted from the less favorable pricing due to more competitive market conditions for the compared periods.

In the Galvanizing Services Segment, operating income increased 20% and 29% for the three and nine-month periods ended November 30, 2011, to $18.6 million and $54.4 million, respectively, as compared to $15.4 million and $42.1 million, respectively, for the same periods in fiscal 2011. Operating margins were 26% for both the three and nine-month periods ended November 30, 2011, as compared to 25% and 26%, respectively, for the comparable periods in fiscal 2011. The acquisition of NGA generated $4.6 million and $13.5 million, respectively, of this segment’s operating income for the three and nine month periods ended November 30, 2011, compared to $4.5 and $8.0 million for the three and nine month periods, respectively, in the prior year. Operating margin improvements from operating efficiencies and increased plant utilization were offset by increased zinc costs for the compared periods.

General Corporate Expenses

General corporate expenses, (see Note 4 to consolidated financial statements) not specifically identifiable to a segment, for the three-month period ended November 30, 2011, were $4.7 million compared to $4.6 million for the same period in fiscal 2011. For the nine-month period ended November 30, 2011, general corporate expenses were $15.8 million as compared to $16.6 million for the comparable period last year. In the prior year, general corporate expenses included $1.8 million of acquisition expenses related to the NGA acquisition for the nine month period. As a percentage of sales, general corporate expenses were 4% and 5%, respectively, for the three and nine-month periods ended November 30, 2011, as compared to 4% and 6% for the same periods in fiscal 2011. The decrease in General corporate expenses as a percentage of sales for the nine month period ended November 30, 2011, as compared to the same period in the prior year was a result of the NGA acquisition costs that were recorded in the prior year and increased revenues in the current fiscal year.

Interest

Net interest expense for the three and nine-month periods ended November 30, 2011 increased 97% and 99%, respectively, as compared to the same periods in fiscal 2011 to $3.5 million for the three month and $10.5 million for the nine month periods ended November 30, 2011. The additional interest expense was incurred on our $125 million unsecured notes that were issued on January 21, 2011. We had outstanding long term debt of $225 million as of November 30, 2011 and $100.0 million as of November 30, 2010. Our long-term debt to equity ratio was .76 to 1 as of November 30, 2011, as compared to .40 to 1 at the same date in fiscal 2011.

Other (Income) Expense

For the three-month and nine-month periods ended November 30, 2011, the amounts in other (income) expense not specifically identifiable with a segment (see Note 4 to consolidated financial statements) were insignificant.

Income Taxes

The provision for income taxes reflects an effective tax rate of 38% for both the three and nine month periods ended November 30, 2011, and 36% and 37%, respectively, for the three and nine-month periods ended November 30, 2010. The increase in the effective tax rate is due to a valuation allowance of Canadian net operating loss carry forward during the current fiscal year. If future period estimates on utilization of this allowance change, there could be a favorable or unfavorable impact to our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our cash needs through a combination of cash flows from operating activities, issuance of unsecured notes and bank borrowings. Our cash requirements are generally for operating activities, capital improvements, debt repayment, possible future cash dividend payments and acquisitions. We believe that working capital, funds available under our credit agreement, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, payment of debt, and possible future cash dividend payments and possible future acquisitions through the end of fiscal 2012.

Our operating activities generated cash flows of approximately $46.8 million for the nine month period ended November 30, 2011, as compared to $25.5 million for the same period in the prior fiscal year. Cash flows from operations for the nine month period ended November 30, 2011 included net income in the amount of $29.1 million, depreciation and amortization in the amount of $16.9 million, and other adjustments to reconcile net income to net cash in the amount of $6.7 million. Included in other adjustments were share-based compensation expense in the amount of $2.7 million, provisions for bad debts in the amount of $.1 million, deferred income taxes in the amount of $3.5 million, gain or loss on the sale of assets in the amount of $.2 million, and other non-cash adjustments in the amount of $.2 million. Negative cash flow was recognized due to increased accounts receivable, inventories and prepaid expenses in the amount of $3.7 million, $5.3 million and $1.2 million, respectively, and decreased other accrued liabilities in the amount of $.5 million. Positive cash flows were recognized due to increased accounts payable in the amount of $2.6 million and decreased revenue in excess of billings in the amount of $2.2 million. Accounts receivable average days outstanding were 48 days for both the nine month period ended November 30, 2011 and the same period in the prior fiscal year.

During the nine month period ended November 30, 2011, capital improvements were made in the amount of $16.3 million.

During the nine month period ended November 30, 2011, dividends were paid in the amount of $9.4 million.

Our working capital increased to $238.1 million at November 30, 2011, as compared to $98.6 million at November 30, 2010, primarily due to our issuance of $125 million of notes on January 21, 2011.

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

The Credit Agreement provides various financial covenants requiring us, among other things, to a) maintain on a consolidated basis net worth equal to at least the sum of $182.3 million plus 50% of future net income, b) maintain on a consolidated basis a Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.25:1.0, c) maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.75:1.0 and d) not to make Capital Expenditures (as defined in the Credit Agreement) on a consolidated basis in an amount in excess of $30 million.

The Credit Agreement also provides for an applicable margin ranging from 1.00% to 1.75% over the Eurodollar Rate and Commitment Fees ranging from .20% to .30% depending on our Leverage Ratio.

At November 30, 2011, we had no outstanding debt borrowed under the revolving credit facility and we had letters of credit outstanding at that date in the amount of $14.9 million, which left approximately $65.1 million of additional credit available under the revolving credit facility.

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

We were in compliance at November 30, 2011 with all of our debt covenants.

On October 28, 2011, the Company entered into a Private Shelf Agreement by and among the Company, Prudential Investment Management, Inc. (“Prudential”) and the other purchasers identified therein (the “Private Shelf Agreement”), pursuant to which the Company may issue and sell, through one or more private placement transactions, up to $100 million aggregate principal amount of Senior Notes (the “Notes”) with interest rates to be agreed upon by the Company and Prudential immediately prior to each issuance and sale of Notes (each, a “Note Offering” and together, the “Note Offerings”). Pursuant to the Private Shelf Agreement, the Company’s payment obligations with respect to the Notes may be accelerated upon any Event of Default, as defined in the Private Shelf Agreement. The Company has obtained the consent of Bank of America, N.A. (“Bank of America”) to the execution and delivery of the Private Shelf Agreement and to the Note Offerings so that undertaking the Note Offerings will not otherwise constitute a default under the Second Amended and Restated Credit Agreement Company by and among the Company, Bank of America and certain other lenders (including Bank of America) dated as of May 25, 2006, as amended, modified, supplemented, restated or amended and restated from time to time.

Our current ratio (current assets/current liabilities) was 4.18 to 1 at November 30, 2011, as compared to 2.81 to 1 at November 30, 2010. Our ratio of long-term debt to shareholders’ equity was .76 to 1 at November 30, 2011 as compared to .40 to 1 at November 30, 2010.

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

CONTRACTUAL COMMITMENTS

Leases

We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of November 30, 2011 are summarized in the table below under “Other.”

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

Other

At November 30, 2011, we had outstanding letters of credit in the amount of $14.9 million. These letters of credit are issued, in lieu of performance and bid bonds, to some of our customers to cover any potential warranty costs that we might incur. In addition, as of November 30, 2011, a warranty reserve in the amount of $2.0 million has been established to offset any future warranty claims.

The following summarizes our operating leases, and long-term debt and interest expense for the next five years.

	Operating Leases	Long-Term Debt	Interest	Total
	(In thousands)
2012	$1,051	$—	$3,388	$4,439
2013	4,019	14,286	12,569	30,874
2014	3,487	14,286	11,678	29,451
2015	3,327	14,286	10,786	28,399
2016	3,047	14,286	9,895	27,228
Thereafter	9,607	167,856	37,887	215,350

Total	$24,538	$225,000	$86,203	$335,741

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition, impairment of long-lived assets, identifiable intangible assets and goodwill, accounting for income taxes and equity based compensation. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 to the Consolidated Financial Statements.

Allowance for Doubtful Accounts—The carrying value of our accounts receivable is continually evaluated based on the likelihood of collection. An allowance is maintained for estimated losses resulting from our customers’ inability to make required payments. The allowance is determined by historical experience of uncollected accounts, the level of past due accounts, overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and by future expectations of conditions that might impact the collectability of accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

Equity Based Compensation—Our employees and directors are periodically granted restricted stock units, stock options or stock appreciation rights by the Board of Directors. The compensation cost of all employee stock-based compensation awards is measured based on the grant-date fair value of those awards and that cost is recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).

The valuation of stock based compensation awards, with the exception of Restricted Stock Units, is complex in that there are a number of variables included in the calculation of the value of the award:

• Volatility of our stock price

• Expected term of the option

• Expected dividend yield

• Risk-free interest rate over the expected term

• Expected forfeitures

We have elected to use a Black-Scholes pricing model in the valuation of our stock options and stock appreciation rights. Restricted Stock Units are valued at the stock price on the date of grant.

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

New Accounting Pronouncement

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). This update is intended to simplify goodwill impairment testing by adding an optional qualitative review step to assess whether the required quantitative impairment analysis that exists under current GAAP is necessary. Under the amended rule, a company will not be required to calculate the fair value of a reporting unit that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not (a likelihood of more than 50 percent) that the fair value of that reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed. If not, goodwill is deemed not impaired and no further testing is required until the next annual test date, unless conditions or events before that date raise concerns of potential impairment. The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. ASU 2011-08 is effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not anticipate that the adoption of ASU 2011-08 will have a material effect on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will enhance comparability between entities that report under GAAP and those that report under International Financial Reporting Standards (“IFRS”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company’s interim and annual periods beginning after December 15, 2011 and must be applied retrospectively. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2011-05 will have a material effect on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk affecting our operations results primarily from changes in interest rates and commodity prices. We have only limited involvement with derivative financial instruments and are not a party to any leveraged derivatives.

In the Electrical and Industrial Products Segment, we have exposure to commodity pricing for copper, aluminum, and steel. Increases in price for these items are normally managed through escalation clauses in our customers’ contracts, although during difficult market conditions these escalation clauses may not be obtainable. In addition, we look to get firm pricing contracts from our vendors on material at the time we receive orders from our customers to minimize risk. We manage our exposures to commodity prices, primarily zinc used in our Galvanizing Services Segment, by utilizing agreements with zinc suppliers that include protective caps and fixed contracts to guard against escalating commodity prices. We believe these agreements ensure adequate supplies and partially offset exposure to commodity price swings.

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

Item 4. Controls and Procedures.

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely discussions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1. None.

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

AZZ incorporated
(Registrant)

Date: 01/06/12	/s/ Dana Perry
Dana Perry, Senior Vice President for Finance Principal Financial Officer

EXHIBIT INDEX

3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3(2)	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3(3)	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3(4)	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3(5)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report Form 8-K filed by the Registrant on November 27, 2007).

3(6)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report Form 8-K filed by the Registrant on April 3, 2009).

4	Form of Stock Certificate for the Company’s $1.00 par value Common Stock (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant August 31, 2000).

10(1)	Second Amended and Restated Credit Agreement with Bank of America, N.A., dated May 25, 2006 (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the Registrant on May 26, 2006).

10(2)	First Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated February 28, 2007 (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the Registrant on March 1, 2007).

10(3)	Second Amendment and Consent to Second Amendment and Restated Credit Agreement dated March 31, 2008, by and between AZZ incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10(3) of the Form 8-K filed by the registrant on April 2, 2008).

10(4)	Note Purchase Agreement dated March 31, 2008, by and among AZZ incorporated and the purchasers listed therein (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the registrant on April 2, 2008).

10(5)	AZZ incorporated Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement for the 2008 Annual Shareholders Meeting).

10(6)	AZZ incorporated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement for the 2008 Annual Shareholders Meeting).

10(7)	1999 Independent Director Share Ownership Plan as Approved on January 19, 1999 and As Amended on September 22, 1999 (incorporated by reference to Exhibit 10(22) of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2001).

10(8)	AZZ incorporated 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Proxy Statement for the 2001 Annual Shareholders Meeting).

10(9)	AZZ incorporated 2003 Management Incentive Bonus Plan (incorporated by reference to Exhibit 10(20) to the Annual Report on Form 10-K filed by the registrant for the fiscal year ended February 28, 2002).

10(10)	2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated (incorporated by reference to Exhibit 10(27) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(11)	AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Directors (incorporated by reference to Exhibit 10(53) to the quarterly report Form 10-Q filed by the Registrant for the quarter ended August 31, 2004).

10(12)	AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Key Employees (incorporated by reference to Exhibit 10(54) to the quarterly report Form 10-Q filed by the Registrant for the quarter ended August 31, 2004).

10(13)	AZZ incorporated 2005 Independent Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Registrant on July 14, 2005).

10(14)	Agreement and Plan of Merger by and among AZZ incorporated, Big Kettle Merger Sub, Inc. and North American Galvanizing and Coatings, Inc. dated as of March 31, 2010 (incorporated by reference to Exhibit 2(1) to the current report on Form 8-K filed by the registrant on April 1, 2010).

10(15)	Stockholders Agreement by and among AZZ incorporated, Big Kettle Merger Sub, Inc. and certain stockholders of North American Galvanizing and Coatings, Inc. dated as of March 31, 2010 (incorporated by reference to Exhibit 2(2) to the current report on Form 8-K filed by the registrant on April 1, 2010).

10(17)	Note Purchase Agreement, dated as of January 20, 2011, by and among AZZ incorporated and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on January 31, 2011).

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 6, 2012. Filed Herewith.

31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 6, 2012. Filed Herewith.

32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 6, 2012. Filed Herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 6, 2012. Filed Herewith.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*The	exhibits shall be deemed “furnished” and not “filed” pursuant to Regulation S-T.