Form 10-K
period 2012-02-29
AZZ INC
filed 2012-05-10
CIK 8947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

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

Yes                    No

☐                       ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes                    No

☐                       ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                    No

☒                       ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes                    No

☒                       ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                    No

☐                       ☒

As of August 31, 2011 (the last business day of its most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $570,393,803 based on the closing sale price of $47.33 per share as reported on the New York Stock Exchange. For purposes of determining the above stated amount, only the directors, executive officers and 10% or greater shareholders of the registrant have been deemed affiliates; however, this does not represent a conclusion by the registrant that any or all such persons are affiliates of the registrant.

As of April 30, 2012, there were 12,625,033 shares of the registrant’s common stock ($1.00 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held July 10, 2012 (Proxy Statement)	Part III

AZZ incorporated

YEAR ENDED FEBRUARY 29, 2012

Forward Looking Statements

Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as, “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand and response to products and services offered by AZZ, including demand by the electrical power generation markets, electrical transmission and distribution markets, the industrial markets, and the hot dip galvanizing markets; prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; changes in the economic conditions of the various markets that AZZ serves, foreign and domestic, customer request delays of shipments, acquisition opportunities, currency exchange rates, adequacy of financing, and availability of experienced management employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; the continuing economic volatility in the U.S. and other markets in which we operate; and acts of war or terrorism inside the United States or abroad. You are urged to consider these factors carefully in evaluating the forward-looking statements herein and are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by this cautionary statement. These statements are based on information as of the date of this Annual Report on Form 10-K and AZZ assumes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1.    Business

AZZ incorporated (“AZZ”, the “Company” or “we”) was established in 1956 and incorporated under the laws of the State of Texas. We are an electrical equipment and components manufacturer, serving the global markets of power generation, transmission and distribution, and the general industrial markets, and a leading provider of hot dip galvanizing services to the steel fabrication market nationwide and in Canada. We offer products through two distinct business segments, the Electrical and Industrial Products Segment and the Galvanizing Services Segment.

Electrical and Industrial Products Segment

Our Electrical and Industrial Products Segment produces highly engineered specialty electrical products and industrial lighting and tubular products, all of which we market and sell both in domestic and international markets. Our electrical products are designed, manufactured and configured to distribute electrical power to and from generators, transformers, switching devices and other electrical configurations and are supplied to the power generation, transmission and distribution markets and also to the general industrial market. Our industrial products include industrial lighting and tubular products. We provide lighting products to the petroleum and food processing industries, and to other industries with unique lighting challenges. We also provide tubular products to the petroleum industry.

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

Copper, aluminum and steel are the primary raw materials used by this segment. All of these raw materials are currently readily available. Because the Electrical and Industrial Products Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses to the customer’s contracts, although during difficult market conditions the customer may resist these escalation clauses. In addition, we look to get firm pricing contracts from our vendors on material at the time we receive orders from our customers to minimize risk.

We sell this segment’s products through manufacturers’ representatives, distributors, agents and our internal sales force. We are not dependent on any single customer for this segment, and the loss of any single customer would not have a material adverse effect on our consolidated revenues or net income.

Backlog of orders for the Electrical and Industrial Products Segment was approximately $138.6 million at February 29, 2012, $108.4 million at February 28, 2011 and $109.9 million at February 28, 2010. The majority of the backlog as of February 29, 2012 should be delivered during the next 18 months. We believe that the contracts and purchase orders included in the backlog are firm.

During the Company’s fiscal year ended February 29, 2012, the Electrical and Industrial Products Segment had international sales of $43.7 million, or 23% of this segment’s total revenues of $189.2 million. During the fiscal years ended February 28, 2011 and February 28, 2010, the Electrical and Industrial Products Segment had international sales of $27.9 million and $43.6 million, respectively, and international sales comprised approximately 17% and 21%, respectively, of this segment’s total revenues.

We employed a total of 712 people in this segment as of February 29, 2012.

Galvanizing Services Segment

The Galvanizing Services Segment provides hot dip galvanizing to the steel fabrication industry through facilities located throughout the South, Midwest, East Coast and Southwest of the United States and in Quebec, Canada. Hot dip galvanizing is a metallurgical process in which molten zinc is applied to a customer’s material. The zinc bonding renders corrosion protection to fabricated steel for extended periods of up to 50 years. As of February 29, 2012, we operated thirty-four galvanizing plants, which are located in Alabama, Arkansas, Arizona, Colorado, Indiana, Illinois, Louisiana, Kentucky, Minnesota, Mississippi , Missouri, Ohio, Oklahoma, Tennessee, Texas, Virginia, West Virginia in the United States and Montreal, Canada.

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

Effective February 1, 2012, an indirect wholly-owned subsidiary of AZZ acquired substantially all of the assets of Galvan Metal, Inc., a corporation existing under the laws of Canada, including a galvanizing plant located in

Montreal, Quebec and related equipment and supplies. The purchase price for this transaction was $29.1 million ($27.4 million net of cash acquired on hand at Galvan Metal, Inc. of $1.7 million). This acquisition was made to expand our galvanizing services geographic footprint internationally.

On August 3, 2010, we completed our acquisition of North American Galvanizing & Coatings, Inc. (“NGA”), a leading provider of corrosion protection for iron and steel components fabricated by its customers. AZZ gained control of NGA on June 14, 2010 by acquiring approximately 83% of its outstanding capital stock (calculated on a fully diluted basis) through a cash tender offer and caused NGA to be merged with and into an indirect wholly owned subsidiary of AZZ created solely for such acquisition, with NGA as the surviving entity. Pursuant to the terms of the Agreement and Plan of Merger among AZZ, such subsidiary of AZZ and NGA, upon the completion of this merger each share of the remaining 17% of NGA’s outstanding capital stock (i.e., the shares not held by AZZ) was converted into the right to receive the same per-share cash consideration paid in such tender offer. This merger resulted in NGA being a wholly-owned subsidiary of AZZ. The acquisition was made to expand our geographic footprint.

During the Company’s fiscal year ended February 29, 2012, the Galvanizing Services Segment had international sales of $.6 million of this segment’s total revenues of $279.9 million. During the fiscal years ended February 28, 2011 and February 28, 2010, the Galvanizing Services Segment had no international sales.

We employed a total of 1,442 people in this segment as of February 29, 2012.

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

Executive Officers of the Registrant

Name	Age	Business Experience of Executive Officers for Past Five Years Position or Office with Registrant or Prior Employer	Held Since

David H. Dingus	64	President and Chief Executive Officer	2001

Dana L. Perry	63	Senior Vice President of Finance, Chief Financial Officer and Secretary	2004

Tim E. Pendley	50	Senior Vice President, Galvanizing Services Segment Vice President Operations, Galvanizing Services Segment	2009 2004-2009

Clement H. Watson	65	Vice President Sales, Electrical Products	2000

Jim C. Stricklen	63	Vice President, Manufacturing Strategies	2004

Richard W. Butler	46	Vice President, Corporate Controller	2004

Ashok E. Kolady	38	Vice President, Business Development Operation, Marketing, & Business Development, Eaton Corp.	2007 2004-2007

John S. Lincoln	50	Vice President, Galvanizing Services- Northern Operations South Central Region Manager, AGS	2009 2006-2009

Bryan L. Stovall	48	Vice President, Galvanizing Services- Southern Operations SE and TX Coast Region Manager, AGS SW Region Manager, AGS	2009 2007-2009 2001-2007

Bill G. Estes	47	Vice President, Bus Duct Systems General Manager - CGIT and The Calvert Company	2009 2004-2009

Francis D. Quinn	46	Vice President, Human Resources Vice President – Benefits and Compensation, Americredit Corp.	2009 2004-2008

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

Reports and other information concerning our Company are available for inspection and copying at:

New York Stock Exchange
20 Broad Street
New York, New York 10005

Corporate Governance

Our Company’s Board of Directors (the “Board”), with the assistance of its Nominating and Corporate Governance Committee, has adopted Corporate Governance Guidelines that set forth the Board’s policies regarding corporate governance.

In connection with the Board’s responsibility to oversee our legal compliance and conduct, the Board has adopted a Code of Ethics, which applies to the Company’s officers, directors and employees.

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

Many of our competitors, primarily in our Electrical and Industrial Products Segment, are significantly larger and have substantially more resources. Competition is based on a number of factors, including price. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their products and services at lower pricing than we are able to provide. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industries, maintain our customer base at current levels or increase our customer base.

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

International agreements and national or regional legislation and regulatory measures to limit greenhouse emissions are currently in various stages of discussion or implementation. These and other greenhouse gas emissions-related laws, policies and regulations may result in substantial capital, compliance, operating and maintenance costs. The level of expenditure required to comply with these laws and regulations is uncertain and is expected to vary depending on the laws enacted in each jurisdiction, our activities in the particular jurisdiction and market conditions.

The effect of regulation on our financial performance will depend on a number of factors including, among others, the sectors covered, the greenhouse gas emissions reductions required by law, the extent to which we would be entitled to receive emission allowance allocations or would need to purchase compliance instruments on the open market or through auctions, the price and availability of emission allowances and credits and the impact of legislation or other regulation on our ability to recover the costs incurred through the pricing of our products and services.

Our business segments are sensitive to economic downturns.

If the general level of economic activity deteriorates from current levels, our customers may delay or cancel new projects. If there is a reduction in demand for our products or services, as a result of a downturn in the general economy, there could be a material adverse effect on price levels and the quantity of goods and services purchased, therefore adversely impacting revenues and results from operations. A number of factors, including financing conditions and potential bankruptcies in the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future and pay for past services. Certain economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure raw materials and components to meet our customers’ demand for our products. Other various factors drive demand for our products and services, including the price of oil, economic forecasts and financial markets. Uncertainty in the global economy and financial markets could continue to impact our customers and could in turn severely impact the demand for spending projects that would result in a reduction in orders for our products and services. All of these factors together could materially impact our business, financial condition, cash flows and results of operations and potentially impact the trading price of our common stock.

International and political events may adversely affect our Electrical and Industrial Products and Galvanizing Services Segments.

A portion of the revenues from our Electrical and Industrial Products and Galvanizing Services Segments are from international markets. The occurrence of any of the risks described below could have an adverse effect on our consolidated results of operations, cash flows and financial condition:

•	political and economic instability, such as is occurring in Northern Africa, Europe and the Middle East;
•	social unrest, acts of terrorism, force majeure, war or other armed conflict;
•	inflation;
•	currency fluctuation, devaluations and conversion restrictions;
•	governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds; and
•	trade restrictions and economic embargoes by the United States or other countries.

Fluctuations in the price and supply of raw materials and natural gas for our business segments may adversely affect our operations.

We purchase a wide variety of raw materials for our Electrical and Industrial Products Segment to manufacture our products, including steel, aluminum and copper. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability. In our Galvanizing Services Segment, zinc and natural gas represent a large portion of our cost of sales. The prices of zinc and natural gas are highly volatile. The following factors, which are beyond our control, affect the price of raw materials and natural gas for our business segments: supply and demand; freight costs and transportation availability; trade duties and taxes; and labor disputes. We seek to maintain operating margins by attempting to increase the price of our products and services in response to increased costs, but may not be successful in passing these price increases through to our customers.

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

In response to the Deepwater Horizon incident in the U.S. Gulf of Mexico in April 2010, the U.S. government has implemented new safety and certification requirements applicable to drilling activities in the U.S. Gulf of Mexico, has imposed additional requirements with respect to development and production activities in the U.S. Gulf of Mexico and has delayed the approval of applications to drill in both deepwater and shallow-water areas. In addition, the U.S. government has announced that it intends to require that operators demonstrate their compliance with new regulations before they resume deepwater drilling. While certain new drilling plans and drilling permits have been approved during 2011, we cannot predict when the pace at which operators in the U.S. Gulf of Mexico will be able to satisfy these requirements and return to previous levels of active drilling. Further, we cannot predict what the continuing effects from the U.S. government regulations on offshore deepwater drilling projects may have on offshore oil and gas exploration and development activity, or what actions may be taken by our customers or other industry participants in response to these regulations. Changes in laws or regulations regarding offshore oil and gas exploration and development activities and decisions by customers and other industry participants could reduce demand for our services, which would have a negative impact on our operations.

In addition, our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

•	require the acquisition of a permit before operations can be commenced;

•	restrict the types, quantities and concentration of various substances that can be released into the environment;

•	require remedial measures to mitigate pollution from former operations; and

•	impose substantial liabilities for pollution resulting from our operations.

The recent trend toward stricter standards in environmental legislation and regulation is likely to continue. The enactment of stricter legislation or the adoption of stricter regulations could have a significant impact on our operating costs.

Our acquisition strategy involves a number of risks.

We intend to pursue growth through the pursuit of opportunities to acquire companies or assets that will enable us to expand our product and service offerings and to increase our geographic footprint. We routinely review potential acquisitions. However, we may be unable to implement this growth strategy if we cannot reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, our acquisition strategy involves certain risks, including:

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

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and in the notes to our consolidated financial statements, a portion of our revenues is recognized on the percentage-of-completion method of accounting. The percentage-of-completion accounting practice causes us to recognize contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Actual collection of contract amounts or change orders could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.

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

Our operating results may vary significantly from quarter to quarter.

Our quarterly results may be materially and adversely affected by:

•	the timing and volume of work under new agreements;
•	general economic conditions;
•	inclement weather, such as that which affected much of the continental United States during the fourth quarter of our fiscal 2011;
•	the budgetary spending patterns of customers;
•	variations in the margins of projects performed during any particular quarter;
•	losses experienced in our operations not otherwise covered by insurance;
•	a change in the demand or production of our products and our services caused by severe weather conditions;
•	a change in the mix of our customers, contracts and business;
•	a change in customer delivery schedule;
•	increases in design and manufacturing costs; and
•	abilities of customers to pay their invoices owed to us.

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

Other than an immaterial number of employees at three of our wholly-owned subsidiaries, none of our employees are currently represented by unions. However, our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If some or our entire workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Any changes in regulations, the imposition of new regulations, or the enactment of new legislation could have an adverse impact on our business; to the extent it becomes easier for workers to obtain union representation.

Item 1B.    Unresolved Staff Comments

There were no unresolved SEC staff comments as of February 29, 2012.

Item 2.    Properties

The following table sets forth information about the Company’s principal facilities, owned or leased, on February 29, 2012:

Location	Land/Acres	Buildings/Sq. Footage	Segment/Occupant

Crowley, Texas	29.7	201,000	Electrical and Industrial Products
Houston, Texas	5.4	61,600	Electrical and Industrial Products
Richland, Mississippi	6.7	58,700	Electrical and Industrial Products
Pittsburg, Kansas	15.3	87,800	Electrical and Industrial Products
Medway, Massachusetts	-	(Leased) 90,900	Electrical and Industrial Products
Fulton, Missouri	-	(Leased) 126,300	Electrical and Industrial Products
Tulsa, Oklahoma	-	(Leased) 66,000	Electrical and Industrial Products
St. Catharines, Ontario	4.57	47,500	Electrical and Industrial Products
Beaumont, Texas	12.9	33,700	Galvanizing Services
Crowley, Texas	28.5	79,200	Galvanizing Services
Houston, Texas	25.2	61,800	Galvanizing Services
Houston, Texas	23.66	128,764	Galvanizing Services
Hurst, Texas	9.19	51,583	Galvanizing Services
Waskom, Texas	10.6	30,400	Galvanizing Services
Moss Point, Mississippi	13.5	16,000	Galvanizing Services
Richland, Mississippi	5.6	22,800	Galvanizing Services
Citronelle, Alabama	10.8	34,000	Galvanizing Services
Goodyear, Arizona	16.8	36,800	Galvanizing Services
Prairie Grove, Arkansas	11.5	34,000	Galvanizing Services
Belle Chasse, Louisiana	9.5	34,000	Galvanizing Services
Port Allen, Louisiana	22.2	48,700	Galvanizing Services
Cincinnati, Ohio	15	81,700	Galvanizing Services
Canton, Ohio	13.63	60,756	Galvanizing Services
Hamilton, Indiana	49.3	110,700	Galvanizing Services
Muncie, Indiana	6.6	50,200	Galvanizing Services
Plymouth, Indiana	40	42,900	Galvanizing Services
Joliet, Illinois	12	113,900	Galvanizing Services
Dixon, Illinois	21.3	59,600	Galvanizing Services
Peoria, Illinois	7.4	42,600	Galvanizing Services
Peoria, Illinois	-	(Leased) 66,400	Galvanizing Services
Winsted, Minnesota	10.4	81,200	Galvanizing Services
Bristol, Virginia	3.6	38,000	Galvanizing Services
Benwood, West Virginia	1.83	(Leased) 51,000	Galvanizing Services
Poca, West Virginia	22.0	14,300	Galvanizing Services
Commerce, Colorado	3.85	31,940	Galvanizing Services
Chelsea, Oklahoma	15	30,700	Galvanizing Services
Tulsa, Oklahoma	29.8	186,726	Galvanizing Services
Port of Catoosa, Oklahoma	4.0	(Leased) 42,360	Galvanizing Services
Nashville, Tennessee	12.00	27,055	Galvanizing Services
St. Louis, Missouri	5.59	1,800	Galvanizing Services
Kansas City, Missouri	3.0	(Leased) 18,000	Galvanizing Services
Louisville, Kentucky	5.90	23,007	Galvanizing Services
Montreal, QC Canada	4.44	85,000	Galvanizing Services
Fort Worth, Texas	-	(Leased) 41,000	Corporate Offices

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $1.00 par value (“Common Stock”), is traded on the New York Stock Exchange under the symbol “AZZ”. The following table sets forth the high and low sales prices of our Common Stock on the New York Stock Exchange on a quarterly basis for each of the two fiscal years ended February 29, 2012 and February 28, 2011.

	Quarter Ended May 31,		Quarter Ended August 31,		Quarter Ended November 30,		Quarter Ended February 28, 29
Per Share	2011	2010	2011	2010	2011	2010	2012	2011
High	$47.92	$43.01	$53.30	$45.00	$47.89	$43.88	$52.96	$43.46
Low	$40.84	$31.27	$40.13	$33.67	$37.19	$36.04	$41.66	$39.76
Dividends Declared	$.25	$.25	$.25	$.25	$.25	$.25	$.25	$.25

The payment of dividends is within the discretion of our Board and is dependent on our earnings, capital requirements, operating and financial condition and other factors. We have paid dividends quarterly during each of fiscal 2012 and fiscal 2011. The total amount paid for dividends during fiscal 2012 was $12.6 million, compared to $12.5 million during fiscal 2011. We have a debt covenant with our lenders that restricts the amount of annual dividends to not exceed $15 million.

In January of 2012, our Board authorized the repurchase of up to 10% of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the new authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization will be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. We did not repurchase any shares of Common Stock during the fiscal quarter ended February 29, 2012.

The approximate number of holders of record of our Common Stock at May 16, 2012 was 501. See Item 12 of this Report for information regarding securities authorized for issuance under equity compensation plans.

STOCK PRICE PERFORMANCE GRAPH

The following graph illustrates the five-year cumulative total return on investments in our Common Stock, the CRSP Index for NYSE Stock Market (U.S. Companies) and the CRSP Index for NYSE Stocks (SIC 5000-5099 US Companies). These indices are prepared by Zacks Investment Research, Inc. AZZ’s Common Stock is listed on The New York Stock Exchange and AZZ is engaged in two industry segments. The shareholder return shown below is not necessarily indicative of future performance. Total return, as shown, assumes $100 invested on February 28, 2007, in shares of AZZ Common Stock and each index, all with cash dividends reinvested. The calculations exclude trading commissions and taxes.

Comparison of Five Year-Cumulative Total Returns

Value of $100 Invested on February 28, 2007

For Fiscal Year Ended on the Last Day of February

Legend

Symbol	CRSP Total Returns Index for:	2/07	2/08	2/09	2/10	2/11	2/12
	AZZ incorporated	100.00	174.88	99.92	156.34	217.55	261.50
	CRSP Index for NYSE Stock Market (US Companies)	100.00	96.49	54.00	83.35	103.45	106.76
	CRSP Index for NYSE Stocks (SIC 5000-5099	100.00	94.22	59.70	98.34	127.61	151.25
	US Companies)

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.	The index level for all series was set to $100.0 on 02/28/2007.

The equity compensation plan information required by this Item is incorporated herein by reference to the section titled “Equity Compensation Plan Information” in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Financial Data.

	Fiscal Year
	2012 (a)	2011 (b)	2010	2009 (c)	2008
	(In thousands, except per share amounts)
Summary of operations:
Net sales	$469,112	$380,649	$357,030	$412,364	$320,193
Net income	40,736	34,963	37,728	42,206	27,688

Earnings per share:
Basic earnings per common share	$3.24	$2.81	$3.07	$3.48	$2.30
Diluted earnings per common share	3.21	2.77	3.02	3.43	2.26

Total assets	$606,775	$566,525	$381,961	$354,715	$193,319
Long-term debt	225,000	225,000	100,000	100,000	-
Total liabilities	319,166	310,507	154,095	167,604	47,163
Shareholders’ equity	287,609	256,018	227,866	187,112	146,157
Working capital	224,757	225,833	163,825	123,652	60,299

Cash provided by operating activities	$64,065	$42,085	$82,588	$60,196	$38,926
Capital expenditures	19,784	16,411	12,037	20,009	9,926
Depreciation & amortization	22,595	22,166	17,426	14,528	8,199
Cash dividend per common share	1.00	1.00	.25	-	-
Weighted average shares outstanding	12,566	12,461	12,283	12,140	12,013

(a)

Includes the acquisition of Galvan Metals, Inc., on February 1, 2012. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year ended February 29, 2012 compared to year ended February 28, 2011.

(b)

Includes the acquisition of North American Galvanizing & Coatings, Inc, on June 14, 2010. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year ended February 28, 2011 compared to year ended February 28, 2010.

(c)	Includes the acquisition of AAA Industries, Inc. on April 1, 2008 and Blenkhorn and Sawle on July 1, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Overview

We operate two distinct business segments, the Electrical and Industrial Products Segment and the Galvanizing Services Segment. The Electrical and Industrial Products Segment serves the power generation, transmission and distribution markets and the general industrial market. As of February 29, 2012, the Galvanizing Services Segment consists of thirty-three hot dip-galvanizing facilities located throughout the South, Midwest, East Coast and Southwest United States, as well as one location in Montreal, Canada, that provide galvanizing services to the steel fabrication industry. References herein to fiscal years are to the twelve-month periods that end in February of the relevant calendar year. For example, the twelve-month period ended February 29, 2012 is referred to as “fiscal 2012” or “fiscal year 2012.”

For the fiscal year-ended February 29, 2012, we recorded revenues of $469.1 million compared to the prior year’s revenues of $380.6 million. Approximately 40% of our revenues were generated from the Electrical and

Industrial Products Segment and approximately 60% were generated from the Galvanizing Services Segment. Net income for fiscal 2012 was $40.7 million compared to $35.0 million for fiscal 2011. Net income as a percentage of sales was 8.7% for fiscal 2012 as compared to 9.2% for fiscal 2011. Earnings per share increased by 16% to $3.21 per share for fiscal 2012 compared to $2.77 per share for fiscal 2011, on a diluted basis.

For fiscal 2012, our incoming order rate reflected what we believe to be a positive trend in our business cycle, and we are beginning to see modest increases in our inquiry and quotation levels for the Electrical and Industrial Products Segment and modest growth in our Galvanizing Services Segment. Our book to ship ratio for fiscal 2012 was 106% which is encouraging considering the weak growth in the economy. For the fourth quarter of fiscal 2012, the book to ship ratio of 105% further indicates modest growth considering our fourth quarter is traditionally our weakest quarter for incoming orders. While the opportunities are increasing, pricing remains a challenge due to competitive forces and increased cost of commodities. On February 1, 2012, we acquired Galvan Metal, Inc., a galvanizing facility in Montreal, QC Canada. We believe that this acquisition will aid us by increasing our international geographic galvanizing footprint.

Results of Operations

Management believes that analyzing our revenue and operating income by segment is the most meaningful way to analyze our results of operations. Segment operating income consists of net sales less cost of sales, identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment. The other (income) expense items included in segment operating income are generally insignificant. For a reconciliation of segment operating income to pretax income, see Note 11 to the Consolidated Financial Statements.

Year ended February 29, 2012 compared with year ended February 28, 2011

Backlog

We ended fiscal 2012 with a backlog of $138.6 million, an increase of 28% as compared to fiscal 2011 ending backlog of $108.4 million. All ending backlog for fiscal 2012 relates to our Electrical and Industrial Products Segment. Our book-to-ship ratio was 1.06 to 1 for fiscal 2012 as compared to 1.0 to 1 in the prior year. Incoming orders increased 32% for fiscal 2012 as compared to the same period last year. In fiscal 2012, our backlog had favorable growth as a result of improved order intake in our served markets, with the power generation market showing the most significant improvement as compared to fiscal 2011. The fourth quarter of fiscal 2012 marked the fifth consecutive quarter with a book to ship ratio in excess of one to one.

The following table reflects bookings and shipments for fiscal 2012 and 2011.

Backlog Table

(In thousands)

	Period Ended		Period Ended
Backlog	2/28/11	$108,379	2/28/10	$109,918
Bookings		499,354		379,110
Shipments		469,112		380,649

Backlog	2/29/12	$138,621	2/28/11	$108,379
Book to Ship Ratio		1.06		1.00

Revenues

Our consolidated revenues for fiscal 2012 increased by $88.5 million or 23%, as compared to fiscal 2011.

The following table reflects the breakdown of revenue by segment:

	2012	2011
	(In thousands)
Revenue:
Electrical and Industrial Products	$189,192	$162,600
Galvanizing Services	279,920	218,049

Total Revenue	$469,112	$380,649

The Electrical and Industrial Products Segment produces highly engineered specialty products supplied to the power generation, power transmission, power distribution and general industrial markets and lighting and tubular products to the industrial and petroleum markets. The segment recorded revenues for fiscal 2012 of $189.2 million, an increase of 16% compared to fiscal 2011 revenues of $162.6 million. The increased revenues for fiscal 2012 resulted from higher demand from primarily the power generation market as compared to the same period last year. In addition, we completed some quick turn jobs in this segment in the first quarter of fiscal 2012.

Our Galvanizing Services Segment, which consisted of thirty-four hot dip galvanizing facilities as of February 29, 2012, generated revenues of $279.9 million, a 28% increase from the prior year’s revenues of $218.0 million. Volume of steel processed for the fiscal year increased 27% and selling price increased 1% for fiscal 2012 as compared to fiscal 2011. The acquisition of NGA generated $83.0 million of this segment’s revenue for fiscal 2012, as compared to $49.7 million in fiscal 2011. The $49.7 million in revenues for fiscal 2011 reflects revenues earned from nine months of operations from the acquisition date of June 14, 2010 through the end of fiscal 2011. The acquisition of NGA accounted for 58% of the increase in the total segment’s volume. Excluding the acquisition of NGA, volumes increased 15% and selling price increased 2% for fiscal 2012, as compared to fiscal 2011. The improved volumes reflect the improvement in the overall industrial sector of the general economy as well as increased revenues from electrical utility customers. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	2012	2011
	(In thousands)
Segment Operating Income:
Electrical and Industrial Products	$25,772	$27,072
Galvanizing Services	72,964	56,965

Total Segment Operating Income	$98,736	$84,037

Total segment operating income (see Note 11 to the Consolidated Financial Statements) increased $14.7 million to $98.7 million in fiscal 2012 as compared to $84.0 million in fiscal 2011. Consolidated operating margins as a percentage of sales decreased to 21% for fiscal 2012 as compared to 22% in fiscal 2011. The Electrical and Industrial Products Segment generated 26% of the operating income for fiscal 2012, while the Galvanizing Services Segment produced the remaining 74%.

Operating income for the Electrical and Industrial Products Segment decreased $1.3 million, or 5%, for fiscal 2012, to $25.8 million as compared to $27.1 million for fiscal 2011. Operating margins for this segment were 14% for fiscal 2012 as compared to 17% for fiscal 2011. Operating margins were negatively impacted from less favorable pricing due to more competitive market conditions for the compared periods. Margins are expected to improve in fiscal 2013, but we do not expect them to return to fiscal 2011 levels.

Operating income for the Galvanizing Service Segment increased $16.0 million, or 28%, for fiscal 2012 to $73.0 million as compared to $57.0 million for the prior year. Operating margins were 26% for both fiscal 2012 and 2011. Operating margin improvements from operating efficiencies and increased plant utilization were offset by increased zinc costs for the compared periods.

General Corporate Expense

General corporate expenses were $21.6 million for fiscal 2012 and $21.5 million for fiscal 2011. As a percentage of sales, general corporate expenses were 4.6% for fiscal 2012 as compared to 5.6% in fiscal 2011. The percentage of sales to general corporate expenses was higher in fiscal 2011 due to the expenses of $1.9 million in acquisition costs related to the NGA acquisition. During the fourth quarter of fiscal 2012, acquisition expenses of $.5 million were incurred in connection with the Galvan Metal, Inc. asset acquisition.

Interest

Interest expense for fiscal 2012 increased 80% to $13.9 million as compared to $7.7 million in fiscal 2011. This increase was primarily due to the interest payments arising from the $125 million unsecured notes that were issued on January 21, 2011. We had outstanding long term debt of $225 million at the end of fiscal 2012 compared to $225 million at the end of fiscal 2011. Our long-term debt as a percentage of shareholders’ equity ratio was .78 to 1 at the end of fiscal 2012.

Other (Income) Expense

For fiscal 2012 and 2011, the amounts in other (income) expense (see Note 11 to the Consolidated Financial Statements) were insignificant.

Provision For Income Taxes

The provision for income taxes reflects an effective tax rate of 36% for both fiscal 2012 and 2011. As a result of the Galvan Metal, Inc. asset acquisition on February 1, 2012, we were able to decrease a valuation allowance for a Canadian net operating loss carry forward during the fourth quarter of fiscal 2012.

Year ended February 28, 2011 compared with year ended February 28, 2010

Backlog

We ended fiscal 2011 with a backlog of $108.4 million, a decrease of 1% as compared to fiscal 2010 ending backlog of $109.9 million. All ending backlog for fiscal 2011 relates to our Electrical and Industrial Products Segment. Our book-to-ship ratio was 1.0 to 1 for fiscal 2011 as compared to .82 to 1 in the prior year. In fiscal 2011, our back log did stabilize but we did not see the recovery that we had anticipated. Incoming orders increased 30% for fiscal 2011 as compared to the same period last year. The incoming orders reflected a continued slower release despite the year over year increase of orders, due to economic and regulatory uncertainty.

The following table reflects bookings and shipments for fiscal 2011 and 2010.

Backlog Table

(In thousands)

	Period Ended		Period Ended
Backlog	2/28/10	$109,918	2/28/09	$174,831
Bookings		379,110		292,117
Shipments		380,649		357,030

Backlog	2/28/11	$108,379	2/28/10	$109,918
Book to Ship Ratio		1.00		.82

Revenues

Our consolidated revenues for fiscal 2011 increased by $23.6 million, or 6.6%, as compared to fiscal 2010.

The following table reflects the breakdown of revenue by segment:

	2011	2010
	(In thousands)
Revenue:
Electrical and Industrial Products	$162,600	$203,457
Galvanizing Services	218,049	153,573

Total Revenue	$380,649	$357,030

The Electrical and Industrial Products Segment produces highly engineered specialty products supplied to the power generation, power transmission, power distribution and general industrial markets and lighting and tubular products to the industrial and petroleum markets. The segment recorded revenues for fiscal 2011 of $162.6 million, a decrease of 20% compared to fiscal 2010 revenues of $203.5 million. The lower revenues reflected reduced demand from the petrochemical and electrical transmission and distribution markets as compared to the same period in fiscal 2010.

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

Total segment operating income (see Note 11 to the Consolidated Financial Statements) decreased $1.6 million to $84.0 million in fiscal 2011 as compared to $85.6 million in fiscal 2010. Consolidated operating margins as a percentage of sales decreased to 22% for fiscal 2011 as compared to 24% in fiscal 2010. The Electrical and Industrial Products Segment generated 32% of the operating income for fiscal 2011, while the Galvanizing Services Segment produced the remaining 68%.

Operating income for the Electrical and Industrial Products Segment decreased $13.7 million, or 34%, for fiscal 2011, to $27.1 million as compared to $40.8 million for fiscal 2010. Operating margins for this segment were 17% for fiscal 2011 as compared to 20% for fiscal 2010. Operating margins were unfavorable for fiscal 2011 due to the loss of leverage and operational efficiencies which resulted in reduced plant utilization combined with less favorable pricing caused by competitive market conditions for the compared periods.

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

Other (Income) Expense

For fiscal 2011 and 2010, the amounts in other (income) expense (see Note 11 to the Consolidated Financial Statements) were insignificant.

Provision For Income Taxes

The provision for income taxes reflects an effective tax rate of 36% for fiscal 2011 and 38% for fiscal 2010. The decrease in the effective tax rate was due to higher benefits under Section 199 of the Internal Revenue Code, domestic production deduction, resulting from differences in the mix of profits for the compared periods.

Liquidity and Capital Resources

We have historically met our cash needs through a combination of cash flows from operating activities along with bank and long term borrowings. Our cash requirements are generally for operating activities, cash dividend payments, capital improvements, debt repayment, letter of credits and acquisitions. We believe that working capital, funds available under our credit agreement, and funds generated from operations should be sufficient to finance anticipated operational activities, dividends, capital improvements, and payment of debt and possible future acquisitions during fiscal 2013.

Our operating activities generated cash flows of approximately $64.1 million for the fiscal year ended February 29, 2012 and $42.1 million in the prior fiscal year. Cash flow from operations for the fiscal year ended February 29, 2012 included net income in the amount of $40.7 million, depreciation and amortization in the amount of $22.6 million, and other adjustments to reconcile net income to net cash in the amount of $6.3 million. Included in other adjustments were provisions for bad debt in the amount of $.4 million, deferred income taxes in the amount of $2.5 million, gain or loss on the sale of assets in the amount of $.2 million, and non-cash adjustments in the amount of $3.2 million. Negative cash flow was recognized due to increased receivables and prepaids in the amount of $11.2 million and $1.5 million, respectively. Positive cash flow was recognized due to decreased inventories and revenue in excess of billings in the amount of $.3 million and $2.7 million, respectively, and increased accounts payables and other accrued liabilities in the amount of $2.4 million and $1.7 million, respectively. Accounts receivable average days outstanding were 48 days for the fiscal year ended February 29, 2012, as compared to 47 days for the fiscal year ended February 28, 2011.

Our working capital was $224.8 million at February 29, 2012, as compared to $225.8 million at February 28, 2011.

During fiscal 2012, capital improvements were made in the amount of $19.8 million. The breakdown of capital spending by segment for fiscal 2012, 2011 and 2010 can be found in Note 11 to the Consolidated Financial Statements.

We received sales or insurance proceeds for property and equipment in the amount of $.3 million and proceeds from the exercise of stock options and stock appreciation rights, and related tax benefits in the amount of $.2 million. There was a quarterly cash dividend paid throughout fiscal 2012 totaling $12.6 million.

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) by and between AZZ and Bank of America, N.A. (“Bank of America”). As subsequently amended, the Credit Agreement provides for an $80 million unsecured revolving line of credit with one lender, Bank of America, maturing on May 25, 2014. The Credit Agreement allows for the payment of cash dividends in an aggregate amount of up to $15 million annually and the repurchase of up to $50 million of AZZ Common Stock over the life of the Credit Agreement. The facility is used to provide for working capital needs, capital improvements, future acquisitions and letter of credit needs.

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

At February 29, 2012 and February 28, 2011, we had no outstanding debt against the revolving credit facility. Also, we had letters of credit outstanding in the amount of $16.4 million as of February 29, 2012, which left approximately $63.6 million of additional credit available under the revolving credit facility.

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

We were in compliance at February 29, 2012 with all of our debt covenants.

Our current ratio (current assets/current liabilities) was 3.88 to 1 at the end of fiscal 2012, as compared to 4.88 to 1 at the end of fiscal 2011. Shareholder equity grew 12.3% during fiscal 2012 to $287.6 million. At the end of fiscal 2012, we had $225 million in long-term debt outstanding and our long-term debt as a percentage to shareholders’ equity ratio was .78 to 1.

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

Contractual Commitments

The following summarizes the Company’s operating leases, debt and interest for the next five years and thereafter.

	Operating Leases	Long-Term Debt	Interest	Total
	(In thousands)
2013	$4,026	$14,286	$12,569	$30,881
2014	3,493	14,286	11,678	29,457
2015	3,316	14,286	10,786	28,388
2016	3,034	14,286	9,895	27,215
2017	2,850	14,286	9,004	26,140
Thereafter	7,105	153,570	28,883	189,558

Total	$23,824	$225,000	$82,815	$331,639

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

Other

At February 29, 2012, the Company had outstanding letters of credit in the amount of $16.4 million. These letters of credit are issued to a portion of the Company’s customers in our Electrical and Industrial Products Segment to cover any potential warranty costs and in lieu of performance and bid bonds. In addition, as of February 29, 2012, a warranty reserve in the amount of $1.7 million has been established to offset any future warranty claims.

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

Revenue Recognition – Revenue is recognized for the Electrical and Industrial Products Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting for electrical products built to customer specifications under long term contracts. We typically recognize revenue for the Galvanizing Service Segment at completion of the service unless we specifically agree with the customer to hold its material for a predetermined period of time after the completion of the galvanizing process and, in that circumstance, we invoice and recognize revenue upon shipment. Customer advanced payments presented in the balance sheets arise from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion. Contract costs include direct labor and material and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.

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

Accounting for Income Taxes – We account for income taxes under the asset and liability method. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than a 50% likelihood of being realized upon ultimate settlement. Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities.

Stock Options, Stock Appreciation Rights and Restricted Stock Units – Our employees and directors are periodically granted restricted stock units, stock options or stock appreciation rights by the Compensation Committee of the Board of Directors. The compensation cost of all employee stock-based compensation awards is measured based on the grant-date fair value of those awards and that cost is recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).

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

New Accounting Pronouncements

In May 2011, the FASB issued accounting guidance related to fair value measurement, which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. This guidance generally represents clarification of fair value measurement standards, but also includes instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this guidance for our fiscal year beginning March 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will enhance comparability between entities that report under GAAP and those that report under International Financial Reporting Standards (“IFRS”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company’s interim and annual periods beginning after December 15, 2011 and must be applied retrospectively. Early adoption is permitted. Since this new guidance is in regards to presentation, it will have no impact on financial position or results from operations.

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

The Index to our Consolidated Financial Statements is found on page 33. Our Financial Statements and Notes to these Consolidated Financial Statements follow the index.

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

The Report of Management Regarding Internal Control Over Financial Reporting is included on page 34.

BDO USA LLP, an independent registered public accounting firm and our independent auditor, has issued an audit report on our internal controls over financial reporting which is included on pages 35-36.

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

The information required by this item with regard to executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

Information regarding directors of AZZ required by this Item is incorporated by reference to the section entitled “Election of Directors” set forth in the Proxy Statement for our 2012 Annual Meeting of Shareholders.

The information regarding compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement for our 2012 Annual Meeting of Shareholders.

Information regarding our audit committee financial experts and code of ethics and business conduct required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Proxy Statement for our 2012 Annual Meeting of Shareholders.

No director or nominee for director has any family relationship with any other director or nominee or with any executive officer of our company.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Fees Paid to Directors” set forth in our Proxy Statement for our 2012 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management” set forth in the Proxy Statement for our 2012 Annual Meeting of Shareholders.

Equity Compensation Plans

The following table provides a summary of information as of February 29, 2012, relating to our equity compensation plans in which our Common Stock is authorized for issuance.

Equity Compensation Plan Information:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders (1)	286,500(2)	$30.91	621,642(3)

Total	286,500	$30.91	621,642

(1)

Consists of the Amended and Restated 2005 Long-Term Incentive Plan, and 2001 Long-Term Incentive Plan. See Note 9, “Stock Options” to our “Notes to Consolidated Financial Statements” for further information.

(2)	The average term of outstanding options and stock appreciation rights is 5.76 years.

(3)	Consists of 410,498 shares remaining available for future issuance under the Amended and Restated 2005 Long-Term Incentive Plan and 211,144 shares under the 2001 Long-Term Incentive Plan.

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

The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” set forth in the Proxy Statement for our 2012 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the sections entitled “Other Business – Independent Auditor Fees” and “Other Business – Pre-approval of Non-audit Fees” set forth in our Proxy Statement for our 2012 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

A.	Financial Statements

1.	The financial statements filed as a part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” on page 33.

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts and Reserves filed as a part of this Annual Report on Form 10-K is listed in the “Index to Consolidated Financial Statements” on page 33.

Schedules and compliance information other than those referred to above have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

B.	Exhibits Required by Item 601 of Regulation S-K

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this Annual Report on Form 10-K is set forth in the Index to Exhibits beginning on page 64, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 5/10/2012	By: /s/ David H. Dingus
David H. Dingus Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

/s/ David H. Dingus	/s/ Dana L. Perry
David H. Dingus Principal Executive Officer and Director	Dana L. Perry Principal Financial Officer and Director

/s/ Daniel R. Feehan	/s/ Richard Butler
Daniel R. Feehan Director	Richard Butler Vice President and Controller, Principal Accounting Officer

/s/ Martin C. Bowen	/s/ Peter A. Hegedus
Martin C. Bowen Director	Peter A. Hegedus Director

/s/ Daniel E. Berce	/s/ Dr. H. Kirk Downey
Daniel E. Berce Director	Dr. H. Kirk Downey Chairman of the Board and Director

/s/ Sam Rosen	/s/ Kevern R. Joyce
Sam Rosen Director	Kevern R. Joyce Director

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was effective as of February 29, 2012. The effectiveness of our internal control over financial reporting as of February 29, 2012, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their attestation report included herein. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Galvan Metal, Inc. whose acquisition was completed on February 1, 2012. The assets acquired from Galvan Metal, Inc. constituted approximately 5% of our total assets as of February 29, 2012, and this acquisition resulted in revenues and net income constituting 0.1% and 0.4% of our total revenues and net income, respectively, for the year then ended.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

AZZ incorporated

Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of AZZ incorporated as of February 29, 2012 and February 28, 2011 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 29, 2012. Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. We have also audited AZZ incorporated’s internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AZZ incorporated’s management is responsible for these financial statements, financial statement schedule, maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements, financial statement schedule and to express an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AZZ incorporated as of February 29, 2012 and February 28, 2011 and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, AZZ incorporated maintained, in all material respects, effective internal control over financial reporting as of February 29, 2012, based on the COSO criteria.

Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations of Galvan Metal (Galvan) which were acquired on February 1, 2012 and which are included in the consolidated balance sheet of AZZ incorporated as of February 29, 2012 and the related consolidated statements of income, shareholders equity, and cash flows for the year then ended. Galvan constituted approximately 5% of total assets as of February 29, 2012 and .1% and . 4% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Galvan because of the timing of the acquisition. Our audit of internal control over financial reporting of AZZ incorporated also did not include an evaluation of the internal control over financial reporting of Galvan.

/S/ BDO USA, LLP

Dallas, Texas

May 10, 2012

AZZ incorporated

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended
	February 29, 2012	February 28, 2011	February 28, 2010

Net sales	$469,112,410	$380,649,407	$357,030,075
Costs and expenses:
Cost of sales	344,525,516	273,006,712	247,383,972
Selling, general, and administrative	48,864,886	46,645,119	43,417,024
Net (gain) loss from sale of or insurance settlement on property, plant and equipment	166,183	(75,054)	(93,299)
Interest expense	13,939,149	7,730,556	6,838,028
Other income, net	(2,024,229)	(1,615,942)	(898,902)

	405,471,505	325,691,391	296,646,823

Income before income taxes	63,640,905	54,958,016	60,383,252
Income tax expense	22,905,109	19,995,375	22,655,328

Net income	$40,735,796	$34,962,641	$37,727,924

Earnings per common share:
Basic earnings per share	$3.24	$2.81	$3.07

Diluted earnings per share	$3.21	$2.77	$3.02

Weighted average number common shares	12,565,877	12,461,350	12,283,167
Weighted average number common shares and potentially dilutive common shares	12,681,060	12,600,654	12,475,817

See accompanying notes to the consolidated financial statements.

AZZ incorporated

CONSOLIDATED BALANCE SHEETS

Assets	February 29, 2012	February 28, 2011

Current assets:
Cash and cash equivalents	$143,302,666	$138,389,837
Accounts receivable, net of allowance for doubtful accounts of $898,000 and $720,000 in 2012 and 2011, respectively	74,647,303	61,945,377
Inventories	60,281,130	59,552,392
Costs and estimated earnings in excess of billings on uncompleted contracts	14,038,161	15,880,092
Deferred income tax assets	7,654,781	7,003,167
Prepaid expenses and other	2,811,858	1,248,270

Total current assets	302,735,899	284,019,135

Property, plant, and equipment, at cost:
Land	13,304,574	12,096,398
Buildings and structures	91,024,990	78,142,939
Machinery and equipment	119,656,204	106,311,040
Furniture, fixtures, software and computers	14,562,584	13,735,200
Automotive equipment	1,831,698	2,058,072
Construction in progress	2,623,589	3,547,498

	243,003,639	215,891,147

Less accumulated depreciation	(107,176,936)	(90,529,512)

Net property, plant, and equipment	135,826,703	125,361,635

Goodwill	121,383,863	113,463,436
Intangibles and other assets	46,828,100	43,680,635

Total Assets	$606,774,565	$566,524,841

See accompanying notes to the consolidated financial statements.

AZZ incorporated

CONSOLIDATED BALANCE SHEETS (Continued)

Liabilities and Shareholders’ Equity	February 29, 2012	February 28, 2011

Current liabilities:
Accounts payable	$24,401,194	$21,713,896
Income tax payable	998,496	2,838,901
Accrued salaries and wages	7,988,594	7,038,999
Other accrued liabilities	12,749,283	14,444,720
Customer advance payment	11,267,525	7,308,909
Profit sharing	5,300,000	4,713,445
Billings in excess of costs and estimated earnings on uncompleted contracts	987,771	127,360
Long-term debt due within one year	14,285,714	-

Total current liabilities	77,978,577	58,186,230

Long-term debt due after one year	210,714,286	225,000,000

Deferred income tax liabilities	30,472,937	27,320,738

Total liabilities	$319,165,800	$310,506,968

Commitments and Contingencies

Shareholders’ equity:
Common Stock, $1 par value; 50,000,000 shares authorized; 12,609,160 shares issued at February 29, 2012 and February 28, 2011	12,609,160	12,609,160
Capital in excess of par value	26,809,971	24,141,022
Retained earnings	247,059,938	218,889,963
Accumulated other comprehensive income	1,303,974	920,063
Less Common Stock held in treasury, at cost (26,545 shares at February 29, 2012 and 109,804 shares at February 28, 2011)	(174,278)	(542,335)

Total shareholders’ equity	287,608,765	256,017,873

Total liabilities and Shareholders’ Equity	$606,774,565	$566,524,841

See accompanying notes to the consolidated financial statements.

AZZ incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	February 29, 2012	February 28, 2011	February 28, 2010

Cash flows from operating activities:
Net income	$40,735,796	$34,962,641	$37,727,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,854,644	18,929,017	15,603,004
Amortization	3,740,043	3,237,065	1,823,491
Non-cash compensation expense	2,927,917	3,146,002	2,306,330
Non-cash interest expense	320,209	332,424	305,394
Provision for doubtful accounts	360,607	228,959	40,602
Deferred income tax expense (benefit)	2,504,754	(3,383,086)	(381,840)
Net (gain) loss on insurance settlement or sale of property, plant and equipment	166,183	(75,054)	(93,299)
Effects of changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(11,211,943)	(1,268,799)	26,822,381
Inventories	307,481	(11,291,056)	14,662,337
Prepaid expenses and other assets	(1,463,003)	303,161	(241,823)
Net change in billings related to costs and estimated earnings on uncompleted contracts	2,702,342	(6,192,210)	(985,767)
Accounts payable	2,420,530	2,653,172	(5,800,477)
Other accrued liabilities and income taxes	1,699,268	503,119	(9,200,471)

Net cash provided by operating activities	64,064,828	42,085,355	82,587,786

Cash flows from investing activities:
Proceeds from the sale or insurance settlement of property, plant and equipment	300,859	235,303	423,751
Acquisition of subsidiaries, net of cash acquired	(27,362,834)	(104,091,416)	(6,899,561)
Purchases of property, plant and equipment	(19,783,755)	(16,410,874)	(12,036,726)

Net cash used in investing activities	(46,845,730)	(120,266,987)	(18,512,536)

See accompanying notes to the consolidated financial statements.

AZZ incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the years ended
	February 29, 2012	February 28, 2011	February 28, 2010
Cash flows from financing activities:
Proceeds from long-term debt	-	125,000,000	-
Debt acquisition costs	-	(1,254,002)	-
Tax benefits from stock options exercised	199,427	895,838	1,609,125
Proceeds from exercise of stock options and stock appreciation rights	48	379,955	466,117
Proceeds on revolving loan	-	12,000,000	-
Payments on revolving loan	-	(12,000,000)	-
Payments on long term debt	-	(7,300,000)	-
Proceeds from settlement of derivative	-	834,416	-
Cash dividends paid	(12,565,821)	(12,466,812)	(3,089,130)

Net cash provided by (used in) financing activities	(12,366,346)	106,089,395	(1,013,888)

Effect of exchange rate changes on cash	60,077	(124,955)	(12,044)

Net increase in cash and cash equivalents	4,912,829	27,782,808	63,049,318

Cash and cash equivalents at beginning of year	138,389,837	110,607,029	47,557,711

Cash and cash equivalents at end of year	$143,302,666	$138,389,837	$110,607,029

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$13,569,583	$6,645,354	$6,532,634

Income taxes	$21,627,112	$13,849,749	$21,167,656

See accompanying notes to the consolidated financial statements.

AZZ incorporated

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balance at February 28, 2009	12,609,160	$12,609,160	$18,241,664	$161,755,340	$(3,198,159)	$(2,296,301)	$187,111,704
Exercise of stock options			142,368			323,749	466,117
Stock compensation			2,271,758			34,572	2,306,330
Stock issued for SARs			(1,995,438)			513,101	(1,482,337)
Employee Stock Purchase Plan			513,889			177,115	691,004
Federal income tax deducted on stock options			1,609,125				1,609,125
Cash dividend paid				(3,089,130)			(3,089,130)
Comprehensive income:
Net income				37,727,924			37,727,924
Foreign currency translation					2,525,301		2,525,301

Comprehensive income							40,253,225

Balance at February 28, 2010	12,609,160	$12,609,160	$20,783,366	$196,394,134	$(672,858)	$(1,247,764)	$227,866,038
Exercise of stock options			146,241			233,714	379,955
Stock compensation			3,111,430			34,572	3,146,002
Stock issued for SARs			(1,316,946)			310,344	(1,006,602)
Employee Stock Purchase Plan			521,093			126,799	647,892
Federal income tax deducted on stock options			895,838				895,838
Cash dividend paid				(12,466,812)			(12,466,812)
Comprehensive income:
Net income				34,962,641			34,962,641
Foreign currency translation					1,055,071		1,055,071
Interest rate swap, net of ($292,046) of income tax					537,850		537,850

Comprehensive income							36,555,562

Balance at February 28, 2011	12,609,160	$12,609,160	$24,141,022	$218,889,963	$920,063	$(542,335)	$256,017,873
Exercise of stock options			8,150			(8,102)	48
Stock compensation			2,893,345			34,572	2,927,917
Restricted Stock Units			(90,996)			12,999	(77,997)
Stock issued for SARs			(981,519)			205,839	(775,680)
Employee Stock Purchase Plan			640,542			122,749	763,291
Federal income tax deducted on stock options			199,427				199,427
Cash dividend paid				(12,565,821)			(12,565,821)
Comprehensive income:
Net income				40,735,796			40,735,796
Foreign currency translation					438,148		438,148
Interest rate swap, net of $29,205 of income tax					(54,237)		(54,237)

Comprehensive income							41,119,707

Balance at February 29, 2012	12,609,160	$12,609,160	$26,809,971	$247,059,938	$1,303,974	$(174,278)	$287,608,765

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s diversity by virtue of two operating segments, the number of customers, and the absence of a concentration of trade accounts receivable in a small number of customers. The Company performs continuous evaluations of the collectability of trade accounts receivable and allowance for doubtful accounts based upon historical losses, economic conditions and customer specific events. After all collection efforts are exhausted and an account is deemed uncollectible, it is written off against the allowance for doubtful accounts. The Company’s balances written off, net of recoveries, in 2012, 2011 and 2010 were approximately $183,000, $327,000 and $231,000, respectively. Collateral is usually not required from customers as a condition of sale.

Revenue recognition—The Company recognizes revenue for the Electrical and Industrial Products Segment upon transfer of title and risk to customer or based upon the percentage-of-completion method of accounting for electrical products built to customer specifications under long-term contracts. We typically recognize revenue for the Galvanizing Services Segment at completion of the service unless we specifically agree with the customer to hold its material for a predetermined period of time after the completion of the galvanizing process and, in that circumstance, we invoice and recognize revenue upon shipment. Customer advanced payments presented in the balance sheets arise from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion. Contract costs include direct labor and material and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred.

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

Long-lived assets, intangible assets and goodwill—Purchased intangible assets included on the balance sheets are comprised of customer lists, backlogs and non-compete agreements. Such intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from two to fifteen years. The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than their carrying amount. In those situations, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset’s fair value. For goodwill, the Company performs an annual impairment test on December 31st each year or as indicators are present. The test is calculated using the anticipated future cash flows after tax from our operating segments. Based on the present value of the future cash flows, we determine whether impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies.

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

Stock-based compensation—The Company has granted stock options, stock appreciation rights or restricted stock units for a fixed number of shares to employees and directors. A discussion of stock-based compensation can be found in Note 9 to the Consolidated Financial Statements.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial instruments —The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The fair values of financial instruments approximate the amount of their carrying value. For fiscal 2012 and 2011, the fair value of our notes was approximately $223.8 million and $224.5 million, respectively.

Derivative financial instruments—From time to time, the Company uses derivatives to manage interest rate risk. The Company’s policy is to use derivatives for risk management purposes only, which includes maintaining the ratio between the Company’s fixed and floating rate debt obligations that management deems appropriate, and prohibits entering into such contracts for trading purposes. The Company enters into derivatives only with counterparties (primarily financial institutions) which have substantial financial wherewithal to minimize credit risk. As the result of the recent global financial crisis, a number of financial institutions have failed or required government assistance, and counterparties considered substantial may develop credit risk. The amount of gains or losses from the use of derivative financial instruments has not been and is not expected to be material to the Company’s consolidated financial statements. As of February 29, 2012, the Company had no derivative financial instruments.

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

The following is a roll-forward of amounts accrued for warranties:

(In thousands)
Balance at February 28, 2009	$2,015
Warranty costs incurred	(2,130)
Additions charged to income	2,912

Balance at February 28, 2010	$2,797
Warranty costs incurred	(2,821)
Additions charged to income	2,510

Balance at February 28, 2011	$2,486
Warranty costs incurred	(2,394)
Additions charged to income	1,578

Balance at February 29, 2012	$1,670

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

On January 21, 2011, we entered into an additional Note Purchase Agreement, (the “2011 Agreement”) and incurred fixed rate, long-term indebtedness of $125 million in relation to the 2011 Agreement. See note 10 to the Consolidated Financial Statements. In anticipation of the issuance of Senior Notes thereunder, we entered into a treasury lock hedging transaction with Bank of America Merrill Lynch (“BAML) in order to eliminate the variability of cash flows on the forecasted fixed rate coupon of the debt during the pre-issuance period. The hedging transaction settled during the Company’s third fiscal quarter of fiscal 2011, and the Company received a payment from BAML in the amount of $834,416 resulting therefrom.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The notional value of the hedge was $75 million and qualified for hedge accounting as a cash flow hedge. The gain on the settlement has been recorded as a component of Accumulated Other Comprehensive Income and will be amortized to interest expense over the life of the 10 year loan. Amortization for interest expense was recorded in the amount of $83,442 for fiscal 2012.

Accumulated other comprehensive income also includes foreign currency translation adjustments from our Canadian subsidiary, Blenkhorn and Sawle (B&S).

Foreign Currency Translation—The local currency is the functional currency for the Company’s Canadian operations. Related assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet date, and revenues and expenses are translated at weighted-average exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included in accumulated other comprehensive income (loss).

2.	Inventories

Inventories (net) consist of the following:

	2012	2011
	(In thousands)
Raw materials	$44,008	$42,745
Work-in-process	13,860	12,452
Finished goods	2,413	4,355

	$60,281	$59,552

3.	Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	2012	2011
	(In thousands)
Costs incurred on uncompleted contracts	$51,573	$70,835
Estimated earnings	33,784	49,375

	85,357	120,210
Less billings to date	72,307	104,457

	$13,050	$15,753

The amounts noted above are included in the accompanying consolidated balance sheets under the following captions:

	2012	2011
	(In thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$14,038	$15,880
Billings in excess of costs and estimated earnings on uncompleted contracts	(988)	(127)

	$13,050	$15,753

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Other accrued liabilities

Other accrued liabilities consist of the following:

	2012	2011
	(In thousands)
Accrued interest	$3,353	$3,353
Tenant improvements	1,461	1,699
Accrued warranty	1,670	2,486
Commissions	1,398	1,510
Group medical insurance	1,300	1,198
Other	3,567	4,199

	$12,749	$14,445

5.	Employee benefit plans

The Company has a trustee profit sharing plan and 401(k) plan covering substantially all of its employees. Under the provisions of the plan, the Company contributes amounts as authorized by the Board of Directors. Total contributions to the profit sharing plan, which included the Company’s 401(k) matching, were $7,095,000 for 2012, $6,118,000 for 2011 and $6,711,000 for 2010.

6.	Income taxes

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability are as follows:

	2012	2011
	(In thousands)
Deferred income tax assets:
Employee related items	$2,692	$2,643
Inventories	715	690
Accrued warranty	629	932
Accounts receivable	337	271
Net operating loss carry forward	2,412	1,070
Other	870	1,397

Total deferred income tax assets	$7,655	$7,003

Deferred income tax liabilities:
Depreciation methods and property basis differences	$(14,242)	$(11,570)
Other assets and tax-deductible goodwill	(16,231)	(15,751)

Total deferred income tax liabilities	(30,473)	(27,321)

Net deferred income tax liabilities	$(22,818)	$(20,318)

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The provision for income taxes consists of:

	2012	2011	2010
	(In thousands)
Federal:
Current	$16,717	$21,057	$19,306
Deferred	3,646	(3,439)	(118)
State:
Current	3,595	2,346	3,743
Deferred	119	(178)	(8)
Foreign
Current	-	-	-
Deferred	(1,172)	209	(268)

	$22,905	$19,995	$22,655

Net Operating Loss Carryforward:

The following table summarizes the tax impact for Net Operating Loss Carryforwards:

	2012	2011
	(In thousands)
West Virginia	$422	$336
Oklahoma	422	373
Canada	1,568	361

At February 29, 2012, the Company has approximately $12.3 million of net operating loss carryforwards for state income tax purposes that will begin to expire in 2012, as well as approximately $5.7 million of net operating loss for Canada income tax purposes that will begin to expire in 2029.

A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
Expenses not deductible for tax purposes	0.3	1.5	0.2
State income taxes, net of federal income tax benefit	3.6	2.7	3.7
Benefit of Section 199 of the Code, manufacturing deduction	(2.8)	(3.7)	(1.8)
Other	(0.1)	0.9	0.4

Effective income tax rate	36.0%	36.4%	37.5%

7.	Goodwill and intangible assets

Goodwill is not amortized but is subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in goodwill by segment during the year are as follows:

Segment	March 1, 2011	Acquisitions	Foreign Exchange Translation	February 29, 2012
	(In thousands)
Galvanizing Services	$69,971	7,916	166	$78,053
Electrical & Industrial Products	43,492	-	(161)	43,331

Total	$113,463	7,916	5	$121,384

Segment	March 1, 2010	Acquisitions	Foreign Exchange Translation	February 28, 2011
	(In thousands)
Galvanizing Services	$26,863	$43,108	$-	$69,971
Electrical & Industrial Products	42,557	-	935	43,492

Total	$69,420	$43,108	$935	$113,463

The Company completes its annual impairment analysis of goodwill on December 31st of each year. As a result the Company determined that there was no impairment of goodwill.

Intangible assets consisted of the following:

	2012	2011
	(In thousands)
Amortizable intangible assets
Customer related intangibles	$47,441	$42,475
Non-compete agreements	5,314	2,983
Trademarks	2,100	2,110
Certifications	264	267
Backlog	953	965

	56,072	48,800
Less accumulated amortization	11,537	7,812

	$44,535	$40,988

Accumulated amortization related to customer related intangibles and non-compete agreements were $7,284,000 and $2,584,000, respectively, at February 29, 2012, and $4,298,000 and $2,134,000, respectively, at February 28, 2011.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recorded amortization expenses for fiscal 2012, 2011 and 2010 in the amount of $3,740,000, $3,237,000 and $1,823,000, respectively. The following table projects the estimated amortization expense for the five succeeding fiscal years and thereafter.

(In thousands)
2013	$4,468
2014	4,090
2014	4,060
2016	4,060
2017	3,868
Thereafter	23,989

Total	$44,535

8.	Earnings per share

Basic earnings per share is based on the weighted average number of shares outstanding during each year. Diluted earnings per share were similarly computed but have been adjusted for the dilutive effect of the weighted average number of stock options, stock appreciation rights and restricted stock units outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	2012	2011	2010
	(In thousands, except share and per share amounts)
Numerator:
Net income for basic and diluted earnings per common share	$40,736	$34,963	$37,728

Denominator:
Denominator for basic earnings per common share - weighted-average shares	12,565,877	12,461,350	12,283,167

Effect of dilutive securities:
Stock compensation award	115,183	139,304	192,650

Denominator for diluted earnings per common share - adjusted weighted-average shares	12,681,060	12,600,654	12,475,817

Earnings per share basic and diluted:
Basic earnings per common share	$3.24	$2.81	$3.07

Diluted earnings per common share	$3.21	$2.77	$3.02

Stock options or stock appreciation rights for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. At the end of fiscal years 2012, 2011 and 2010, there were none, none, and 121,170 stock options and stock appreciation rights, respectively, outstanding with exercise prices greater than the average market price of common shares.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Stock compensation

The Company has two share-based compensation plans (the “Plan” or “Plans”). The purpose of both Plans is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, stock appreciation rights and options to purchase common stock of the Company. The maximum number of shares that may be issued under the Plans is 2,500,000 shares. As of February 29, 2012, the Company has approximately 621,642 shares reserved for future issuance under the Plans.

Restricted Stock Unit Awards

Restricted stock unit awards are valued at the market price of our common stock on the grant date. These awards generally have a three year cliff vesting schedule but may vest early in accordance with the applicable Plan’s accelerated vesting provisions.

Activity in our non-vested restricted stock unit awards for the year ended February 29, 2012 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance at beginning of year	56,459	$24.35
Granted	15,336	41.81
Vested	(6,119)	23.81
Forfeited	(4,451)	36.59

Non-Vested Balance at end of year	61,225	$27.78

The total fair value of restricted stock units vested during fiscal years 2012, 2011, and 2010 was $145,686, $0 and $0, respectively. For fiscal 2012, 2011 and 2010, respectively, there were 61,225, 56,459 and 31,666, respectively, of non vested restricted stock units outstanding with weighted average grant date fair values of $27.78, $24.35 and $18.12, respectively.

Stock Appreciation Rights and Option Awards

Stock appreciation rights and option awards are granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of 7 years and vest ratably over a period of three years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option pricing model.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the Company’s stock appreciation rights and option awards activity for the three years ended February 28, or 29 are as follows:

	2012		2011		2010
	Options/ SAR’s	Weighted Average Exercise Price	Options/ SAR’s	Weighted Average Exercise Price	Options/ SAR’s	Weighted Average Exercise Price
Outstanding at beginning of year	415,759	$28.27	475,141	$21.86	607,070	$17.87
Granted	96,566	41.81	161,396	32.24	163,233	18.12
Exercised	(206,907)	30.19	(216,697)	16.95	(288,422)	11.02
Forfeited	(18,918)	39.75	(4,081)	19.17	(6,740)	35.88

Outstanding at end of year	286,500	$30.91	415,759	$28.47	475,141	$21.86

Exercisable at end of year	61,545	$24.21	243,698	$27.20	290,760	$20.32

Weighted average fair value for the fiscal year indicated of options and SARs granted during such year		$15.47		$12.54		$8.08

The average remaining contractual term for those options/ stock appreciation rights outstanding at the end of fiscal 2012 is 5.76 years, with an aggregate intrinsic value of $5.5 million. The average remaining contractual terms for those options/ stock appreciation rights that are exercisable as of the end of fiscal 2012 is 5.36 years, with an aggregate intrinsic value of $1.6 million. During fiscal 2012, the intrinsic value of options exercised was $420,880.

The following table summarizes additional information about stock options and stock appreciation rights outstanding at February 29, 2012.

Range of Exercise Prices	Total Options/ SAR’s	Average Remaining Life	Weighted Average Exercise Price	Options / SAR’s Currently Exercisable	Weighted Average Exercise Price

$4.22	3,746	1.17	$4.22	3,746	$4.22
$18.12	74,194	4.08	$18.12	26,313	$18.12
$31.67	120,724	5.08	$31.67	31,486	$31.67
$41.81	87,836	6.08	$41.81	-	$-

$4.22-$41.81	286,500	5.76	$30.91	61,545	$24.21

Employee Stock Purchase Plan

The Company also has an employee stock purchase plan which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months. On the first day of an offering period (the enrollment date) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option pricing model. Common shares estimated to be issued under each offering for fiscal 2012, 2011 and 2010 was 16,053, 49,793 and 17,542 shares, respectively

Assumptions used in the Black-Scholes option pricing model for the past three fiscal years are as follows for all stock appreciation rights plans and employee stock purchase plans:

	2012	2011	2010
Expected life in years	2 – 5	2 – 5	2 – 5
Expected dividend yield	2.27 – 2.39	2.43 – 3.16	-
Expected price volatility	46.86 – 48.85	52.11 – 67.65	46.89 – 54.52
Risk-free interest rate	3.39 – 3.51	2.2 – 3.87	3.0 – 3.25

Directors Grants

During each of the past three fiscal years the Company granted each of its seven independent directors 1,000 shares of the Company’s common stock. These common stock grants were valued at $50.84, $40.92 and $32.35, per share for fiscal 2012, 2011 and 2010, respectively, which was the market price of our common stock on the grant date.

Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows:

Year ended February 29, or 28,	2012	2011	2010
Compensation Expense	$2,927,917	$3,146,002	$2,306,330
Income tax benefits	$1,024,771	$1,101,101	$807,216

Unrecognized compensation cost related to all the above at February 29, 2012 totals $1,237,300. These costs are expected to be recognized over a weighted period of 1.40 years.

Cash received from stock options exercised for the years ended February 28 or 29, 2012, 2011 and 2010 was $48, $379,955 and $466,117, respectively. The actual tax benefit realized for tax deductions from options exercised each of these years totaled $130,627, $100,213 and $78,243, respectively.

The Company’s policy is to issue shares required under these Plans from the Company’s treasury shares or from the Company’s authorized but unissued shares. The company has no formal or informal plan to repurchase shares on the open market to satisfy these requirements.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Long-term debt

Long-term debt consists of the following:	2012	2011
	(In thousands)
Senior Note, due in balloon payment in January 2021	$125,000	$125,000
Senior Note, due in annual installments of $14,285,714 beginning in March 2012 through March 2018	$100,000	$100,000
Revolving line of credit with bank	-	-

	$225,000	$225,000
Less amount due within one year	(14,286)	-

	$210,714	$225,000

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) by and between AZZ and Bank of America, N.A. (“Bank of America”). As subsequently amended, the Credit Agreement provides for an $80 million unsecured revolving line of credit, maturing on May 25, 2014. The Credit Agreement allows for the payment of cash dividends in an aggregate amount of up to $15 million annually and the repurchase of up to $50 million of AZZ Common Stock over the life of the Credit Agreement. The facility is used to provide for working capital needs, capital improvements, debt repayment, future acquisitions and letter of credit needs.

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

At February 29, 2012 and February 28, 2011, we had no outstanding debt against the revolving credit facility. As of February 29, 2012, we had letters of credit outstanding in the amount of $16.4 million, which left approximately $63.6 million of additional credit available under the Credit Agreement.

On March 31, 2008, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which the Company issued $100 million aggregate principal amount of its 6.24% unsecured Senior Notes (“2008 Notes”) due March 31, 2018 through a private placement (the “2008 Note Offering”). These 2008 Notes are for 10 years with interest only paid semi annually for the first 4 years and then principal payments of $14.3 million paid each year starting on March 31, 2012 plus applicable interest paid each quarter. Pursuant to the Note Purchase Agreement, the Company’s payment obligations with respect to the 2008 Notes may be accelerated upon any Event of Default, as defined in the Note Purchase Agreement.

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

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of February 29, 2012, the Company is in compliance with all of its debt covenants.

Maturities of long-term debt are as follows:

(In thousands)
2013	$14,286
2014	14,286
2015	14,286
2016	14,286
2017	14,286
Thereafter	153,570

Total	$225,000

11.	Operating segments

The Company has two reportable segments: (1) Electrical and Industrial Products and (2) Galvanizing Services. The Electrical and Industrial Products Segment provides highly engineered specialty components to the power generation transmission and distribution market and to the industrial market. The Galvanizing Services Segment provides hot dip galvanizing services to the steel fabrication industry through facilities located throughout the South, Midwest, East Coast and Southwest of the United States and Montreal, Canada. Hot dip galvanizing is a metallurgical process by which molten zinc is applied to a customer’s material. The zinc bonding renders a corrosive resistant coating enhancing the life of the material for up to fifty years.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information regarding operations and assets by segment is as follows:

	2012	2011	2010
Net sales:	(In thousands)
Electrical and Industrial Products	$189,192	$162,600	$203,457
Galvanizing Services	279,920	218,049	153,573

	$469,112	$380,649	$357,030

Segment Operating income (a):
Electrical and Industrial Products	$25,772	$27,072	$40,803
Galvanizing Services	72,964	56,965	44,843

Total Segment Operating Income	98,736	84,037	85,646
General corporate expenses (b)	21,636	21,492	18,447
Interest expense	13,939	7,731	6,838
Other (income) expense, net (c)	(480)	(144)	(22)

	35,095	29,079	25,263

Income before income taxes	$63,641	$54,958	$60,383

Depreciation and amortization:
Electrical and Industrial Products	$3,317	$3,396	$3,725
Galvanizing Services	17,783	17,004	12,163
Corporate	1,495	1,766	1,539

	$22,595	$22,166	$17,427

Expenditures for acquisitions, net of cash, and property, plant and equipment:
Electrical and Industrial Products	$3,161	$1,282	$2,311
Galvanizing Services	43,298	117,746	15,486
Corporate	688	1,474	1,139

	$47,147	$120,502	$18,936

Total assets:
Electrical and Industrial Products	$143,208	$136,381	$119,689
Galvanizing Services	309,808	277,366	139,228
Corporate	153,759	152,778	123,044

	$606,775	$566,525	$381,961

Goodwill:
Electrical and Industrial Products	$43,331	$43,492	$42,557
Galvanizing Services	78,053	69,971	26,863

	$121,384	$113,463	$69,420

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

Leases

The Company leases various facilities under non-cancelable operating leases with initial terms in excess of one year. As of February 29, 2012, the future minimum payments required under these operating leases are summarized in the below table. Rental expense for real estate and personal property was approximately $6,724,000, $6,671,000 and $5,823,000 for fiscal years 2012, 2011 and 2010, respectively, and includes all short-term as well as long-term rental agreements.

The following summarizes the Company’s operating leases for the next five years and thereafter.

(In thousands)
2013	$4,026
2014	3,493
2015	3,316
2016	3,034
2017	2,850
Thereafter	7,105

Total	$23,824

Commodity pricing

The Company manages its exposures to commodity prices through the use of the following:

In the Electrical and Industrial Products Segment, the Company has exposure to commodity pricing for copper, aluminum and steel. Because the Electrical and Industrial Products Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses in customer contracts, although during continuing difficult market conditions these escalation clauses may not be obtainable. In addition, we look to get firm pricing contacts from our vendors on material at the time we receive orders from our customers to minimize risk.

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

We have no contracted commitments for any other commodity items including steel, aluminum, natural gas, cooper, zinc, or any other commodity, except for those entered into under the normal course of business.

Other

At February 29, 2012, the Company had outstanding letters of credit in the amount of $16.4 million. These letters of credit are issued to customers in our Electrical and Industrial Products Segment to cover any potential warranty costs and in lieu of performance and bid bonds. In addition, as of February 29, 2012, a warranty reserve in the amount of $1.7 million has been established to offset any future warranty claims.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has been named as a defendant in certain lawsuits in the normal course in business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on our financial position or results of operations.

13.	Quarterly financial information, Unaudited (in thousands, except per share amounts)

	Quarter ended
	May 31, 2011	August 31, 2011	November 30, 2011	February 29, 2012
Net sales	$114,333	$114,661	$116,493	$123,625
Gross profit	31,069	30,380	30,807	32,331
Net income	9,465	9,606	10,021	11,644
Basic earnings per common share	.75	.76	.80	.93
Diluted earnings per common share	.75	.76	.79	.92

	Quarter ended
	May 31, 2010	August 31, 2010	November 30, 2010	February 28, 2011
Net sales	$77,475	$99,591	$102,898	$100,686
Gross profit	23,563	29,053	27,645	27,383
Net income	6,373	9,647	9,718	9,225
Basic earnings per common share	.51	.77	.78	.74
Diluted earnings per common share	.51	.77	.77	.73

14.	Acquisitions

On February 1, 2012, AZZ Blenkhorn & Sawle Limited (“B&S”), a corporation existing under the laws of the Province of New Brunswick and an indirect wholly-owned subsidiary of AZZ, acquired substantially all of the assets of Galvan Metal, Inc., including a galvanizing plant located in Montreal, Quebec and related equipment and supplies. The purchase price for this transaction was $29.1 million ($27.4 million net of cash acquired on hand at Galvan Metal, Inc. of $1.7 million). As of February 29, 2012, we had expensed $.5 million in acquisition costs related to the Galvan Metal, Inc. acquisition. The acquisition costs are included in selling, general and administrative expenses. This acquisition was made to expand our galvanizing services geographic footprint internationally.

On August 3, 2010, we completed our acquisition of North American Galvanizing & Coatings, Inc. (“NGA”), a leading provider of corrosion protection for iron and steel components fabricated by its customers. AZZ gained control of NGA on June 14, 2010 by acquiring approximately 83% of its outstanding capital stock (calculated on a fully diluted basis) through a cash tender offer and caused NGA to be merged with and into an indirect wholly owned subsidiary of AZZ created solely for such acquisition, with NGA as the surviving entity. Pursuant to the terms of the Agreement and Plan of Merger among AZZ, such subsidiary of AZZ and NGA, upon the completion of this merger each share of the remaining 17% of NGA’s outstanding capital stock (i.e., the shares not held by AZZ) was converted into the right to receive the same per-share cash consideration paid in such tender offer. This merger resulted in NGA being an indirect wholly-owned subsidiary of AZZ. The total cash purchase price for NGA was $132 million ($104 million net of cash acquired on hand at NGA of $28 million). The acquisition was funded from our cash on hand and our existing credit facility. We had expensed $1.9 million in acquisition costs related to the NGA acquisition. Acquisition costs are included in selling, general and administrative expenses. This acquisition is included in the Galvanizing Services Segment. The acquisition was made to expand our geographic footprint.

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

All of the $28.0 million of intangible assets acquired are assigned to customer related intangibles and other. The goodwill recorded in connection with the acquisition is primarily attributable to a larger geographic footprint and also synergies expected to arise. These intangible assets are being amortized and have a weighted average life of 12.4 years. Goodwill of $43.1 million arising from the acquisition has been allocated to the Galvanizing Services Segment and will not be deductible for income tax purposes. Total revenues and earnings of NGA reflected in fiscal 2012 were $83.0 million and $18.6 million, respectively, and $49.7 million and $12.2 million for fiscal 2011, respectively.

The following consolidated pro forma information assumes that the acquisition of NGA took place on March 1, 2010 for the income statements for the years ended February 28, 2011 and February 28, 2010. For fiscal 2012 there is no pro forma information to present as it is assumed the acquisition took place on March 1, 2010.

	February 28, 2011	February 28, 2010
	(In thousands, except per share amounts)

Net Sales	$399,560	$434,113

Net Income	$38,637	$49,692

Earnings Per Common Share:
Basic Earnings Per Share	$3.10	$4.05

Diluted Earnings Per Share	$3.07	$3.98

15.	Subsequent Events

On April 30, 2012 we entered into an agreement to acquire substantially all of the assets of Nuclear Logistics, Inc. (“NLI”), a Fort Worth, Texas based provider of electrical and mechanical equipment and services for enhancing the safety of nuclear facilities. The acquisition, which is subject to customary closing

AZZ incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

conditions, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, is anticipated to close on June 1, 2012 and is a part of the stated AZZ strategy to expand our offerings in the Electrical and Industrial Products segment to enhance our presence in the Power Generation market.

The Asset Purchase Agreement provides for the acquisition by AZZ of substantially all of the assets of NLI for cash consideration in the amount of $80 million and the assumption of current liabilities plus $4.8 million of notes payable, which will be paid at closing. Additionally, pursuant to the Asset Purchase Agreement, AZZ could be obligated to make an additional payment of up to $20 million to NLI based on future financial performance of the NLI assets.

On April 29, 2012, the company experienced a fire at our galvanizing plant located in Joliet, Illinois. The fire consumed the entire plant and as such has been deemed a complete loss. There were no injuries and as far as can be ascertained, no environmental damages. The company is insured against such incidences and carries property insurance for replacement costs as well as comparable business interruption insurance. The company plans to transport product to be galvanized from this facility to other AZZ locations in our expansive network of galvanizing plants in Illinois and the surrounding areas. The company is compiling a time table to restart the facility and expects the loss to be covered by insurance.

Schedule II

AZZ incorporated

Valuation and Qualifying Accounts and Reserves

(In thousands)

	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Allowance for Doubtful Accounts

Balance at Beginning of year	$720	$720	$900
Balance acquired by acquisition	-	97	10
Additions charged or credited to income	361	229	41
Balances written off, net of recoveries	(183)	(327)	(231)
Effect of exchange rate	-	1	-

Balance at end of year	$898	$720	$720

Index to Exhibits as Required By Item 601 of Regulation S-K.

3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).
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

10(18)

Amendment No. One to Employment Agreement by and between AZZ incorporated and David H. Dingus, dated as of March 27, 2002 (incorporated by reference to Exhibit 10(14) of the Annual Report on Form 10-K filed by the Registrant on May 24, 2002).

10(19)

Amendment No. Two to Employment Agreement by and between AZZ incorporated and David H. Dingus, dated as of May 15, 2003 (incorporated by reference to Exhibit 10(33) of the Annual Report on Form 10-K filed by the Registrant on May 27, 2003).

10(20)

Employment Agreement by and between AZZ incorporated and Dana L. Perry, dated as of March 1, 2001 (incorporated by reference to Exhibit 10(15) of the Annual Report on Form 10-K filed by the Registrant on May 24, 2002).

10(21)

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

10(23)

Change in Control Agreement by and between AZZ incorporated and David H. Dingus, dated as of December 18, 2001 (incorporated by reference to Exhibit 10(19) of the Annual Report on Form 10-K filed by the registrant on May 24, 2002).

10(24)

Change in Control Agreement by and between AZZ incorporated and Dana L. Perry, dated as of January 28, 2002 (incorporated by reference to Exhibit 10(28) of the Annual Report on Form 10-K filed by the registrant on May 12, 2011).

10(25)

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

11	Computation of Per Share Earnings (see Note 8 to the Consolidated Financial Statements). Filed Herewith.
14	Code of Ethics. The Company’s Code of Business Conduct and Ethics may be accessed via the Company’s Website at www.azz.com.
21	Subsidiaries of Registrant. Filed Herewith.
23.1	Consent of BDO USA, LLP. Filed Herewith.
31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 9, 2012. Filed Herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 9, 2012. Filed Herewith.

32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2012. Filed Herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2012. Filed Herewith.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The exhibits shall be deemed “furnished” and not “filed” pursuant to Regulation S-T.