Form 10-Q
period 2012-05-31
AZZ INC
filed 2012-07-03
CIK 8947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐             No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at May 31, 2012:
Common Stock, $1.00 par value per share	25,275,390

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	05/31/12	02/29/12
	(Unaudited)
Assets

Current Assets:
Cash and Cash Equivalents	$139,317,814	$143,302,666
Accounts Receivable (Net of Allowance for Doubtful Accounts of $1,000,000 at May 31, 2012 and $898,000 at February 29, 2012)	80,053,625	74,647,303
Inventories:
Raw Material	41,693,064	44,008,243
Work-In-Process	19,345,483	13,860,151
Finished Goods	2,287,831	2,412,736
Costs and Estimated Earnings In Excess of Billings On Uncompleted Contracts	15,015,326	14,038,161
Deferred Income Taxes	7,364,138	7,654,781
Prepaid Expenses and Other	4,888,161	2,811,858

Total Current Assets	309,965,442	302,735,899

Property, Plant and Equipment, Net	131,585,146	135,826,703
Goodwill	120,431,145	121,383,863
Intangibles and Other Assets	45,264,875	46,828,100

	$607,246,608	$606,774,565

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts Payable	$25,910,523	$24,401,194
Income Tax Payable	7,107,521	998,496
Accrued Salaries and Wages	5,185,736	7,988,594
Other Accrued Liabilities	14,907,310	18,049,283
Customer Advance Payment	10,286,029	11,267,525
Long Term Debt Due Within One Year	14,285,714	14,285,714
Billings In Excess of Costs and Estimated Earnings On Uncompleted Contracts	988,750	987,771

Total Current Liabilities	78,671,583	77,978,577

Long-Term Debt Due After One Year	196,428,571	210,714,286
Deferred Income Taxes	31,812,214	30,472,937

Shareholders’ Equity:
Common Stock, $1 Par Value, Shares Authorized 50,000,000, Shares Issued (25,275,390 Shares at May 31, 2012 and 25,218,320 Shares at February 29, 2012)	25,275,390	25,218,320
Capital In Excess of Par Value	15,838,347	14,200,811
Retained Earnings	259,889,619	247,059,938
Accumulated Other Comprehensive Income (Loss)	(669,116)	1,303,974
Less Common Stock Held In Treasury, At Cost (0 Shares at May 31, 2012 and 53,090 Shares at February 29, 2012)	—	(174,278)

Total Shareholders’ Equity	300,334,240	287,608,765

	$607,246,608	$606,774,565

See Accompanying Notes to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS

	THREE MONTHS ENDED
	5/31/12	5/31/11
	(Unaudited)	(Unaudited)
Net Sales	$127,142,864	$114,332,931

Costs and Expenses
Cost of Sales	89,277,551	83,264,145
Selling, General and Administrative	15,356,217	13,049,354
Interest Expense	3,340,166	3,470,539
Net (Gain) Loss On Insurance Settlement or On Sale of Property, Plant and Equipment	(5,969,081)	231,009
Other (Income) Expense	48,309	(647,429)

	102,053,162	99,367,618

Income Before Income Taxes	25,089,702	14,965,313
Income Tax Expense	9,103,762	5,500,112

Net Income	$15,985,940	$9,465,201

Earnings Per Common Share
Basic Earnings Per Share	$0.63	$0.38

Diluted Earnings Per Share	$0.63	$0.37

See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED
	5/31/12	5/31/11
	(Unaudited)	(Unaudited)
Net Income	$15,985,940	$9,465,201

Other Comprehensive Income:
Foreign Currency Translation Adjustments
Unrealized Translation Gains (Losses)	(1,959,531)	73,635
Interest Rate Swap, Net of Income Tax of $7,301 and $7,301	(13,559)	(13,559)

Other Comprehensive Income	(1,973,090)	60,076

Comprehensive Income	$14,012,850	$9,525,277

See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	5/31/12	5/31/11
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$15,985,940	$9,465,201

Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Provision For Doubtful Accounts	342,542	76,121
Amortization and Depreciation	5,814,927	5,800,067
Deferred Income Tax (Benefit) Expense	1,567,655	136,753
Net (Gain) Loss On Insurance Settlement or On Sale of Property, Plant & Equipment	(5,969,081)	231,009
Amortization of Deferred Borrowing Costs	72,256	82,599
Share Based Compensation Expense	1,603,004	1,565,051

Effects of Changes In Assets & Liabilities:

Accounts Receivable	4,112,905	1,363,185
Inventories	(4,650,527)	(1,693,757)
Prepaid Expenses and Other	(2,093,721)	(2,353,552)
Other Assets	13,182	(87,417)
Net Change In Billings Related To Costs and Estimated Earnings On Uncompleted Contracts	(976,186)	(638,697)
Accounts Payable	1,535,582	1,935,677
Other Accrued Liabilities and Income Taxes Payable	(1,134,000)	(6,212,406)

Net Cash Provided By Operating Activities	16,224,478	9,669,834

Cash Flows From (Used For) Investing Activities:
Proceeds From Sale Or Insurance Settlement of Property, Plant, and Equipment	9,331	134,891
Purchase of Property, Plant and Equipment	(3,489,235)	(4,692,469)

Net Cash Provided by (Used In) Investing Activities	(3,479,904)	(4,557,578)

Cash Flows From (Used For) Financing Activities:
Payments on Long Term Debt	(14,285,714)	—
Excess Tax Benefits From Stock Options and SARs Exercises	604,503	39,606
Dividends Paid	(3,156,259)	(3,135,902)

Net Cash Used In Financing Activities	(16,837,470)	(3,096,296)

Effect of Exchange Rate Changes on Cash	108,044	(5,526)

Net (Decrease) Increase In Cash & Cash Equivalents	(3,984,852)	2,010,434
Cash & Cash Equivalents At Beginning of Period	143,302,666	138,389,837

Cash & Cash Equivalents At End of Period	$139,317,814	$140,400,271

Supplemental Disclosures of Cash Flow Information
Cash Paid For Interest	$3,270,394	$3,241,852

Cash Paid For Income Taxes	$718,626	$2,662,900

Supplemental Disclosure of Non-cash Investing Activity
Insurance Receivable for Fixed Assets Damaged by Fire	$2,503,408	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Par Value	Earnings	Income (Loss)	Stock	Total
Balance at February 29, 2012	25,218,320	$25,218,320	$14,200,811	$247,059,938	$1,303,974	$(174,278)	$287,608,765
Stock Compensation			1,603,004				1,603,004
Restricted Stock Units			(516,916)			103,537	(413,379)
Stock Issued for SARs	57,070	57,070	(389,029)			15,362	(316,597)
Employee Stock Purchase Plan			335,974			55,379	391,353
Federal Income Tax Deducted on Stock Options and SARs			604,503				604,503
Cash Dividend Paid				(3,156,259)			(3,156,259)
Net Income				15,985,940			15,985,940
Foreign Currency Translation					(1,959,531)		(1,959,531)
Interest Rate Swap, Net of $7,301 of Income Tax					(13,559)		(13,559)

Balance at May 31, 2012	25,275,390	$25,275,390	$15,838,347	$259,889,619	$(669,116)	$—	$300,334,240

AZZ incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation.

These interim unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 29, 2012 included in the Company’s Annual Report on Form 10-K covering such period. For purposes of the report, “AZZ”, the “Company”, “we”, “our”, “us” or similar reference means AZZ incorporated and our consolidated subsidiaries.

Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ended February 29, 2012 is referred to as fiscal 2012.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of May 31, 2012, and the results of its operations and cash flows for the three-month periods ended May 31, 2012 and 2011.

2.	Earnings per share.

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards. The shares and earnings per share have been adjusted to reflect our two for one stock split, effected in the form of a share dividend approved by the Board of Directors on June 28, 2012, all share data has been retroactively restated.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended May 31,
	2012	2011
	(Unaudited)
	(in thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$15,986	$9,465

Denominator:
Denominator for basic earnings per common share –weighted average shares	25,244	25,078
Effect of dilutive securities:
Stock options/Equity SARs and Restricted Stock	210	212

Denominator for diluted earnings per common share	25,454	25,290

Earnings per share basic and diluted:
Basic earnings per common share	$0.63	$0.38

Diluted earnings per common share	$0.63	$0.37

3.	Stock-based Compensation.

The Company has two share-based compensation plans (the “Plan” or “Plans”). The purpose of both Plans is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, stock appreciation rights and options to purchase common stock of the Company. The maximum number of shares that may be issued under the Plans is 5,000,000 shares. As of May 31, 2012, the Company has approximately 1,165,672 shares available for future issuance under the Plans.

Restricted Stock Unit Awards

Restricted stock unit awards are valued at the market price of our common stock on the grant date. These awards generally have a three year cliff vesting schedule but may vest early in accordance with the applicable Plan’s accelerated vesting provisions.

Activity in our non-vested restricted stock unit awards for the period ended May 31, 2012 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 29, 2012	122,450	$13.89
Granted	40,792	25.67
Vested	(56,664)	9.06
Forfeited	—	—

Non-Vested Balance for the period ended May 31, 2012	106,578	$20.82

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

A summary of the Company’s stock appreciation rights and option awards activity for the three month period ended May 31, 2012 is as follows:

	Options/ SAR’s	Weighted Average Exercise Price
Outstanding as of February 29, 2012	573,000	$15.46
Granted	116,114	25.67
Exercised	(109,000)	12.23
Forfeited	—	—

Outstanding at end of the period ended May 31, 2012	580,114	$18.11

Exercisable at end of period ended May 31, 2012	258,104	$14.21

Weighted average fair value of options and SARs granted during the period ended May 31, 2012		$8.79

The average remaining contractual term for those options/ stock appreciation rights outstanding at May 31, 2012, is 5.24 years, with an aggregate intrinsic value of $5.1 million. The average remaining contractual terms for those options/ stock appreciation rights that are exercisable as of May 31, 2012 is 4.51 years, with an aggregate intrinsic value of $3.3 million.

Employee Stock Purchase Plan

The Company also has an employee stock purchase plan which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months. On the first day of an offering period (the enrollment date) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 10,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option pricing model. We estimate that 12,786 shares of common stock will be issued in accordance with the plan to those enrollees in the March 5, 2012 plan.

Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows:

For the period ended May 31,	2012	2011
Compensation Expense	$1,603,004	$1,565,051
Income tax benefits	$561,051	$547,768

Unrecognized compensation cost related to all the above at May 31, 2012 totals $1,806,935.

The Company’s policy is to issue shares required under these Plans from the Company’s authorized but unissued shares and treasury.

4.	Segments.

We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 29, 2012. Information regarding operations and assets by segment is as follows:

	Three Months Ended May 31,
	2012	2011
	(unaudited)
	(in thousands)
Net Sales:
Electrical and Industrial Products	$44,682	$48,266
Galvanizing Services	82,461	66,067

	$127,143	$114,333

Segment Operating Income (a):
Electrical and Industrial Products	$6,838	$7,414
Galvanizing Services	22,633	17,121

Total Segment Operating Income	$29,471	$24,535

General Corporate Expense (b)	$6,774	$6,233
Interest Expense	3,340	3,471
Net (Gain) on Insurance Settlement	(5,960)	—
Other (Income) Expense, Net (c)	227	(134)

	$4,381	$9,570

Income Before Taxes	$25,090	$14,965

Total Assets:
Electrical and Industrial Products	$143,205	$135,797
Galvanizing Services	313,813	278,761
Corporate	150,229	156,020

	$607,247	$570,578

(a)	Segment operating income consists of net sales, less cost of sales, specifically identifiable selling, general and administrative expenses, and other income and expense items that are specifically identifiable to a segment.
(b)	General Corporate Expense consists of selling, general and administrative expenses that are not specifically identifiable to a segment.
(c)	Other (income) expense, net includes other (income) expenses not specifically identifiable to a segment.

5.	Warranty Reserves.

A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within accrued liabilities on the consolidated balance sheet. Management periodically reviews the reserves and makes adjustments accordingly. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following table shows changes in the warranty reserves since the end of fiscal 2012:

Warranty Reserve
(unaudited) (in thousands)
Balance at February 29, 2012	$1,670
Warranty costs incurred	(754)
Additions charged to income	355

Balance at May 31, 2012	$1,271

6.	Subsequent Events

On June 1, 2012, we completed the acquisition of substantially all of the assets of Nuclear Logistics Inc. (“NLI”), pursuant to the terms of the Asset Purchase Agreement dated April 27, 2012 between NLI, certain shareholders of NLI identified therein, the Company and an indirect wholly-owned subsidiary of the Company formed for the sole purpose of the acquisition (the “Purchase Agreement”). The purchase price paid in connection with the asset purchase was $80 million, along with the assumption of certain liabilities and the payoff of $4.8 million of notes payable at closing. In accordance with the Purchase Agreement, we may be obligated to make an additional payment of up to $20 million based on the future financial performance of the NLI assets. The fair value of the earn out agreement is $9.9 million.

On June 28, 2012, the Board declared a two for one stock split of the Company’s Common Stock in the form of a 100% stock dividend, payable on July 30, 2012 to shareholders of record as of July 16, 2012, with a broker’s cut-off date of July 23, 2012. The stock dividend entitles each shareholder of record as of July 16, 2012 to receive one additional share of common stock for each share then owned. As of February 29, 2012, the most recent fiscal year end, the company had outstanding, approximately 12.6 million shares. Upon completion of the stock dividend, the outstanding shares of AZZ incorporated will be approximately 25.3 million. All share data disclosed has been retroactively restated to reflect the two for one stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand and response to products and services offered by AZZ, including demand by the power generation markets, electrical transmission and distribution markets, the industrial markets, and the hot dip galvanizing markets; prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; changes in the economic conditions of the various markets that AZZ serves, foreign and domestic, customer requested delays of shipments, acquisition opportunities, currency exchange rates, adequacy of financing, and availability of experienced management employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; the continuing economic volatility in the U.S. and other markets in which we operate; and acts of war or terrorism inside the United States or abroad. AZZ has provided additional information regarding risks associated with the business in AZZ’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and other filings with the SEC, available for viewing on AZZ’s website at www.azz.com and on the SEC’s website at www.sec.gov.

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

The following discussion should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended February 29, 2012 and with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 29, 2012. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue by segment and segment operating income to evaluate our segments. Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment. The other (income) expense items included in segment operating income are generally insignificant. For a reconciliation of segment operating income to pretax income, see Note 4 to our quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q.

Orders and Backlog

Our entire backlog relates to our Electrical and Industrial Products Segment. Our backlog was $136.1 million as of May 31, 2012, a decrease of $2.5 million, or 2%, as compared to $138.6 million at February 29, 2012. Our book-to-ship ratio was .98 to 1 for the quarter ended May 31, 2012, as compared to 1.06 to 1 for the same period in the prior year. Orders for the first quarter increased 3%, as compared to the same period in the prior year. The book to ship ratio decreased as a result of our strategy to maintain price versus accepting new orders with minimal or no margins as a result of market conditions. We expect this trend to continue in the second quarter, but anticipate that markets will improve in the second half of fiscal 2013. We anticipate ending the current fiscal year with a book to ship ratio of 1 to 1.

Backlog Table

(in thousands)(unaudited)

	Period Ended		Period Ended
Backlog	2/29/12	$138,621	2/28/11	$108,379
Bookings		124,666		120,697
Shipments		127,143		114,333
Backlog	5/31/12	$136,144	5/31/11	$114,743
Book to Ship Ratio		0.98		1.06

Segment Revenues

The following table reflects the breakdown of revenue by segment:

	Three Months Ended
	5/31/2012	5/31/2011
	(in thousands)(unaudited)
Revenue:
Electrical and Industrial Products	$44,682	$48,266
Galvanizing Services	82,461	66,067

Total Revenue	$127,143	$114,333

For the three-month period ended May 31, 2012, consolidated revenues were $127.1 million, an 11% increase as compared to the same period in fiscal 2012. For the quarter ended May 31, 2012, the Electrical and Industrial Products Segment contributed 35% of the Company’s revenues and the Galvanizing Services Segment accounted for the remaining 65% of the combined revenues. For the three month period ended May 31, 2011, the Electrical and Industrial Products Segment contributed 42% of the Company’s revenues and the Galvanizing Services Segment contributed 58% of the combined revenues.

Revenues for the Electrical and Industrial Products Segment decreased $3.6 million, or 7%, for the three-month period ended May 31, 2012, as compared to the same period in fiscal 2012. The decreased revenues were the result of lower revenues from the petrochemical market for the compared periods due to competitive pricing pressure, and our unwillingness to lower prices to our competitor’s levels. In addition, lower demand from the transmission and distribution markets contributed to lower revenues, due to the utilities lower energy demands as a result of lingering economic concerns.

Revenues in the Galvanizing Services Segment increased $16.4 million, or 25%, for the three-month period ended May 31, 2012, as compared to the same period in fiscal 2012. The volume of steel processed for the three month period ended May 31, 2012 accounted for 32% of the increase in revenues while the selling price decreased 7%. The increased revenues in our Galvanizing Services Segment resulted from improved demand from the renewable energy, industrial and OEM markets. In addition to the improvements in these markets, our acquisition of Galvan Metals in the fourth quarter of fiscal 2012, contributed 20% of the increase in revenues.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended
	5/31/2012	5/31/2011
	(in thousands)(unaudited)
Segment Operating Income:
Electrical and Industrial Products	$6,838	$7,414
Galvanizing Services	22,633	17,121

Total Operating Income	$29,471	$24,535

Our total operating income increased 20% for the three-month period ended May 31, 2012, to $29.5 million as compared to $24.5 million for the same period in fiscal 2012. Total operating margins increased to 23% for the three month period ended May 31, 2012 as compared to 22% for the same period in fiscal 2012. The Electrical and Industrial Products Segment generated 23% of the operating income for the three months ended May 31, 2012, while the Galvanizing Services Segment produced 77%.

Segment operating income in the Electrical and Industrial Products Segment decreased 8% for the three-month period ended May 31, 2012, to $6.8 million as compared to $7.4 million for the same period in fiscal 2012. Operating margins were 15% for both the three month periods ended May 31, 2012 and May 31, 2011. Operating profits were adversely impacted by lower revenues.

In the Galvanizing Services Segment, operating income increased 32% for the three-month period ended May 31, 2012, to $22.6 million as compared to $17.1 million for the same period in fiscal 2012. Operating margins increased to 27% for the three-month period ended May 31, 2012, as compared to 26% for the same period in fiscal 2012. During the first quarter of fiscal 2013, a loss was recorded in the amount of $.6 million, which resulted from the loss of production at our Joliet, Illinois facility due to a fire that resulted in a total loss of the factory. This loss will be offset with insurance proceeds for business interruption in a future quarter, once the claim is settled. Without this loss, operating margins would have been 28% for the three month period ended May 31, 2012.

General Corporate Expenses

General Corporate expenses, (see Note 4 to consolidated financial statements) not specifically identifiable to a segment, for the three-month period ended May 31, 2012, were $6.8 million compared to $6.2 million for the same period in fiscal 2012. As a percentage of sales, General Corporate expenses were 5% for both the three-month period ended May 31, 2012, and 2011. For the first quarter of fiscal 2013, the Company has incurred expensed acquisition costs of $.6 million, related to the acquisition of Nuclear Logistics Incorporated (“NLI”), (see Note 6 to the consolidated financial statements).

Interest

Net interest expense for the three-month period ended May 31, 2012 was $3.3 million as compared to $3.5 million for the same period in fiscal 2012. As of May 31, 2012, we had outstanding debt of $210.7 million, compared to $225 million at the same date last year. Our long-term debt to equity ratio was .65 to 1 at May 31, 2012, as compared to .80 to 1 at May 31, 2011.

Net (Gain) On Insurance Settlement

For the three-month period ended May 31, 2012, the company received a portion of the insurance recovery in the amount of $10 million for the fire that occurred on April 29, 2012, at the galvanizing facility in Joliet, Illinois. Based on a preliminary estimate of the damage sustained at the Joliet facility, a pretax asset impairment charge of approximately $4 million was recorded during the first quarter of fiscal 2013. The net gain on the insurance settlement of property, plant and equipment of $6 million has been disclosed as an item under Net (Gain) Loss On Insurance Settlement or On Sale of Property, Plant and Equipment. During the same period last year the amount reflected was insignificant. We anticipate receiving additional insurance recoveries from these claims in an amount ranging from $10 million to $15 million when all claims are settled.

Other (Income) Expense

During the three-month periods ended May 31, 2012 and 2011, the amount in other (income) expense not specifically identifiable with a segment (see Note 4 to consolidated financial statements) was insignificant.

Income Taxes

The provision for income taxes reflects an effective tax rate of 36.3% for the three-month period ended May 31, 2012, as compared to 36.8% for same period in fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our cash needs through a combination of cash flows from operating activities along with bank and long term borrowings. Our cash requirements are generally for operating activities, cash dividend payments, capital improvements, debt repayment, letters of credit and acquisitions. We believe that working capital, funds available under our credit agreement, and funds generated from operations should be sufficient to finance anticipated operational activities, dividends, capital improvements and payment of debt and possible future acquisitions.

Our operating activities generated cash flows of approximately $16.2 million for the three month period ended May 31, 2012 compared to $9.7 million for the same period in the prior fiscal year. Cash flows from operations for the three month period ended May 2012 included net income in the amount of $16.0 million, depreciation and amortization in the amount of $5.8 million, and other adjustments to reconcile net income to net cash in the amount of ($2.4) million. Included in other adjustments were provisions for bad debt in the amount of $.3 million, deferred income taxes in the amount of $1.6 million, net gain on insurance settlement or on sale of property, plant and equipment of $6.0 million and non-cash adjustments in the amount of $1.7 million. Negative cash flow was recognized due to increased inventories, prepaid expenses, and revenue in excess of billings in the amount of $4.7 million, $2.1 million and $1.0 million, respectively, and decreased other accrued liabilities in the amount of $1.1 million. Positive cash flow was recognized due to increased accounts payables in the amount of $1.5 million and decreased accounts receivable and other assets in the amount of $4.1 million and $.01 million, respectively. Accounts receivable average days outstanding were 48 days for the three month period ended May 31, 2012, as compared to 48 days for the same period in the prior fiscal year.

During the three month period ended May 31, 2012, capital improvements were made in the amount of $3.5 million.

Our quarterly dividend was paid on May 3, 2012 in the amount of $3.2 million. During the quarter ended May 31, 2012, a payment of $14.3 million was made to the 2008 Notes discussed below.

Our working capital was $231.3 million at May 31, 2012, as compared to $220.5 million at May 31, 2011.

The Bank of America Credit Agreement provides for an $80 million unsecured revolving line of credit with one lender, Bank of America, maturing on May 25, 2014. The agreement is used to provide for working capital needs, capital improvements, future acquisitions and letter of credit needs.

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

At May 31, 2012, we had no outstanding debt borrowed under the revolving credit agreement; we had letters of credit outstanding at that date in the amount of $17.2 million, which left approximately $62.8 million of additional credit available under the revolving credit facility.

On March 31, 2008, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which the Company issued $100 million aggregate principal amount of its 6.24% unsecured Senior Notes (the “2008 Notes”) due March 31, 2018 through a private placement (the “2008 Note Offering”). Pursuant to the Note Purchase Agreement, the Company’s payment obligations with respect to the 2008 Notes may be accelerated upon any Event of Default, as defined in the Note Purchase Agreement. In connection with the 2008 Note Offering, the Company obtained the consent of Bank of America to the 2008 Note Offering and the agreement of Bank of America that the 2008 Note Offering will not constitute a default under the Credit Agreement.

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

We were in compliance at May 31, 2012 with all of our debt covenants.

Our current ratio (current assets/current liabilities) was 3.9 to 1 at May 31, 2012, as compared to 4.2 to 1 at May 31, 2011. Our ratio of long-term debt to shareholders’ equity was .65 to 1 at May 31, 2012.

Historically, we have not experienced a significant impact on our operations from increases in general inflation other than for specific commodities. We have exposure to commodity price increases in both segments of our business, primarily copper, aluminum and steel in the Electrical and Industrial Products Segment, and zinc and natural gas in the Galvanizing Services Segment. When market conditions allow we attempt to minimize these increases through escalation clauses in customer contracts for copper, aluminum and steel and through protective caps and fixed contract purchases on zinc. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process and through increases in prices where competitively feasible. Many economists predict increased inflation in coming years due to U.S. and international monetary policies, and there is no assurance that inflation will not impact our business in the future.

Subsequent Events

On June 1, 2012, we completed the acquisition of substantially all of the assets of Nuclear Logistics Inc. (“NLI”), pursuant to the terms of the Asset Purchase Agreement dated April 27, 2012 between NLI, certain shareholders of NLI identified therein, the Company and an indirect wholly-owned subsidiary of the Company formed for the sole purpose of the acquisition (the “Purchase Agreement”). The purchase price paid in connection with the asset purchase was $80 million, along with the assumption of certain liabilities and the payoff of $4.8 million of notes payable at closing. In accordance with the Purchase Agreement, we may be obligated to make an additional payment of up to $20 million based on the future financial performance of the NLI assets. The fair value of the earn out agreement is $9.9 million.

On June 28, 2012, the Board declared a two for one stock split of the Company’s Common Stock in the form of a 100% stock dividend, payable on July 30, 2012 to shareholders of record as of July 16, 2012, with a broker’s cut-off date of July 23, 2012. The stock dividend entitles each shareholder of record as of July 16, 2012 to receive one additional share of common stock for each share then owned. As of February 29, 2012, the most recent fiscal year end, the company had outstanding, approximately 12.6 million shares. Upon completion of the stock dividend, the outstanding shares of AZZ incorporated will be approximately 25.3 million. All share data disclosed has been retroactively restated to reflect the two for one stock split.

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

CONTRACTUAL COMMITMENTS

Leases

We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of May 31, 2012 are summarized in the table below under “Other.”

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

Other

At May 31, 2012, we had outstanding letters of credit in the amount of $17.2 million. These letters of credit are issued, in lieu of performance and bid bonds, to some of our customers to cover any potential warranty costs that the customer might incur. In addition, as of May 31, 2012, a warranty reserve in the amount of $1.3 million has been established to offset any future warranty claims.

The following summarizes our operating leases, and long-term debt and interest expense for the next five years.

	Operating Leases	Long-Term Debt	Interest	Total
	(In thousands)
2013	$3,037	$—	$9,449	$12,486
2014	3,528	14,286	11,678	29,492
2015	3,336	14,286	10,786	28,408
2016	3,043	14,286	9,895	27,224
2017	2,851	14,286	9,004	26,141
Thereafter	7,097	153,570	28,883	189,550

Total	$22,892	$210,714	$79,695	$313,301

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances and form the basis for our conclusions. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition, impairment of long-lived assets, identifiable intangible assets and goodwill, and accounting for income taxes and stock options and stock appreciation rights. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 to the Annual Consolidated Financial Statements filed on form 10-K.

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

Stock Options, Stock Appreciation Rights and Restricted Stock Units—Our employees and directors are periodically granted restricted stock units, stock options or stock appreciation rights by the Compensation Committee of the Board of Directors. The compensation cost of all employee stock-based compensation awards is measured based on the grant-date fair value of those awards and that cost is recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).

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

New Accounting Pronouncements

In May 2011, the FASB issued accounting guidance related to fair value measurement, which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. This guidance generally represents clarification of fair value measurement standards, but also includes instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this guidance for our fiscal year beginning March 1, 2012. The adoption of this standard had no material impact on our consolidated financial statements.

In June 2011, the FASB issued new guidance regarding the Presentation of Comprehensive Income, which will enhance comparability between entities that report under GAAP and those that report under International Financial Reporting Standards (“IFRS”). This guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of equity. This guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and must be applied retrospectively. Early adoption is permitted. This new guidance is in regards to presentation and it had no impact on financial position or results from operations. We adopted this guidance for our fiscal year beginning March 1, 2012.

In September 2011, the FASB issued new guidance regarding the Testing Goodwill for Impairment. This update is intended to simplify goodwill impairment testing by adding an optional qualitative review step to assess whether the required quantitative impairment analysis that exists under current GAAP is necessary. Under the amended rule, a company will not be required to calculate the fair value of a reporting unit that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not (a likelihood of more than 50 percent) that the fair value of that reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed. If not, goodwill is deemed not impaired and no further testing is required until the next annual test date, unless conditions or events before that date raise concerns of potential impairment. The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. This guidance is effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this guidance for our fiscal year beginning March 1, 2012. The adoption of this standard had no material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk affecting our operations results primarily from changes in interest rates and commodity prices. We have only limited involvement with derivative financial instruments and are not a party to any leveraged derivatives.

In the Electrical and Industrial Products Segment, we have exposure to commodity pricing for copper, aluminum, and steel. Increases in price for these items are normally managed through escalation clauses in our customer’s contracts, although during difficult market conditions customers may resist these escalation clauses. In addition, we look to get firm pricing contracts from our vendors on material at the time we receive orders from our customers to minimize risk. We manage our exposures to commodity prices, primarily zinc, with respect to our Galvanizing Services Segment by utilizing agreements with zinc suppliers that include protective caps and fixed contracts to guard against escalating commodity prices. We also secure firm pricing for natural gas supplies with individual utilities when possible. We believe these agreements ensure adequate supplies and partially offset exposure to commodity price escalation.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. None.

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

AZZ incorporated
(Registrant)

DATE: July 3, 2012	By: /s/ Dana Perry
Dana Perry, Senior Vice President for Finance Principal Financial Officer

EXHIBIT INDEX

3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3(2)	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3(3)	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3(4)	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3(5)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report Form 8-K filed by the Registrant on November 27, 2007).

3(6)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report Form 8-K filed by the Registrant on April 3, 2010).

4	Form of Stock Certificate for the Company’s $1.00 par value Common Stock (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant August 31, 2000).

10(1)	Second Amended and Restated Credit Agreement with Bank of America, N.A., dated May 25, 2006 (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the Registrant on May 26, 2006).

10(2)	First Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated February 28, 2007 (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the Registrant on March 1, 2007).

10(3)	Second Amendment and Consent to Second Amendment and Restated Credit Agreement dated March 31, 2008, by and between AZZ incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10(3) of the Form 8-K filed by the registrant on April 2, 2008).

10(4)	Note Purchase Agreement dated March 31, 2008, by and among AZZ incorporated and the purchasers listed therein (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the registrant on April 2, 2008).

10(5)	AZZ incorporated Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement for the 2008 Annual Shareholders Meeting).

10(6)	AZZ incorporated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement for the 2008 Annual Shareholders Meeting).

10(7)	1999 Independent Director Share Ownership Plan as Approved on January 19, 1999 and As Amended on September 22, 1999 (incorporated by reference to Exhibit 10(22) of the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 2001).

10(8)	AZZ incorporated 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Proxy Statement for the 2001 Annual Shareholders Meeting).

10(9)	AZZ incorporated 2003 Management Incentive Bonus Plan (incorporated by reference to Exhibit 10(20) to the Annual Report on Form 10-K filed by the registrant for the fiscal year ended February 28, 2002).

10(10)	2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated (incorporated by reference to Exhibit 10(27) to the Quarterly Report Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(11)	AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Directors (incorporated by reference to Exhibit 10(53) to the quarterly report Form 10-Q filed by the Registrant for the quarter ended August 31, 2004).

10(12)	AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Key Employees (incorporated by reference to Exhibit 10(54) to the quarterly report Form 10-Q filed by the Registrant for the quarter ended August 31, 2004).

10(13)	AZZ incorporated 2005 Independent Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Registrant on July 14, 2005).

10(14)	Agreement and Plan of Merger by and among AZZ incorporated, Big Kettle Merger Sub, Inc. and North American Galvanizing and Coatings, Inc. dated as of March 31, 2010 (incorporated by reference to Exhibit 2(1) to the current report on Form 8-K filed by the registrant on April 1, 2010).

10(15)	Stockholders Agreement by and among AZZ incorporated, Big Kettle Merger Sub, Inc. and certain stockholders of North American Galvanizing and Coatings, Inc. dated as of March 31, 2010 (incorporated by reference to Exhibit 2(2) to the current report on Form 8-K filed by the registrant on April 1, 2010).

10(16)	Third Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated December 3, 2008 (filed herewith).

10(17)	Fourth Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated February 13, 2009 (filed herewith).

10(18)	Fifth Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated April 29, 2010 (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the registrant on April 30, 2010).

10(19)	Sixth Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated January 20, 2012 (incorporated be reference to Exhibit 10(1) of the Form 8-K filed by the registrant on January 23, 2012).

10(20)	Note Purchase Agreement, dated as of January 20, 2011, by and among AZZ incorporated and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on January 31, 2011).

10(21)	Asset Purchase Agreement, dated April 27, 2012, by and among AZZ incorporated, AZZ AcqurieCo, Inc., and Nuclear Logistics Incorporated and certain shareholders thereof identified therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on May 3, 2012).

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 3, 2012. Filed Herewith.

31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 3, 2012. Filed Herewith.

32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 3, 2012. Filed Herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 3, 2012. Filed Herewith.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase