Form 10-Q
period 2012-08-31
AZZ INC
filed 2012-10-01
CIK 8947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at August 31, 2012:
Common Stock, $1.00 par value per share	25,312,516

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	08/31/12	02/29/12
	(Unaudited)
Assets

Current Assets:
Cash and Cash Equivalents	$68,716,426	$143,302,666
Accounts Receivable (Net of Allowance for Doubtful Accounts of $1,000,041 at August 31, 2012 and $898,000 at February 29, 2012)	91,966,192	74,647,303
Inventories:
Raw Material	42,547,942	44,008,243
Work-In-Process	33,234,587	13,860,151
Finished Goods	2,654,079	2,412,736
Costs and Estimated Earnings In Excess of Billings On Uncompleted Contracts	9,323,629	14,038,161
Deferred Income Taxes	7,497,732	7,654,781
Prepaid Expenses and Other	5,783,941	2,811,858

Total Current Assets	261,724,528	302,735,899

Property, Plant and Equipment, Net	137,967,157	135,826,703
Goodwill	153,412,564	121,383,863
Intangibles and Other Assets, Net	93,679,208	46,828,100

	$646,783,457	$606,774,565

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts Payable	$27,936,086	$24,401,194
Income Tax Payable	1,109,412	998,496
Accrued Salaries and Wages	6,511,325	7,988,594
Other Accrued Liabilities	19,570,949	18,049,283
Customer Advance Payments	23,850,412	11,267,525
Long Term Debt Due Within One Year	14,285,714	14,285,714
Billings In Excess of Costs and Estimated Earnings On Uncompleted Contracts	885,707	987,771

Total Current Liabilities	94,149,605	77,978,577

Long-Term Accrued Liabilities Due After One Year	8,537,668	—
Long-Term Debt Due After One Year	196,428,571	210,714,286
Deferred Income Taxes	31,864,845	30,472,937

Shareholders’ Equity:
Common Stock, $1 Par Value, Shares Authorized 50,000,000 (25,312,516 Shares at August 31, 2012 and 25,218,320 Shares at February 29, 2012)	25,312,516	25,218,320
Capital In Excess of Par Value	16,583,687	14,200,811
Retained Earnings	272,599,929	247,059,938
Accumulated Other Comprehensive Income	1,306,636	1,303,974
Less Common Stock Held In Treasury, At Cost (0 Shares at August 31, 2012 and 53,090 Shares at February 29, 2012)	—	(174,278)

Total Shareholders’ Equity	315,802,768	287,608,765

	$646,783,457	$606,774,565

See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	8/31/12	8/31/11	8/31/12	8/31/11
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$153,385,291	$114,661,270	$280,528,155	$228,994,201

Costs And Expenses
Cost of Sales	110,073,078	84,281,092	199,350,629	167,545,237
Selling, General and Administrative	15,768,242	11,740,423	31,124,459	24,789,777
Interest Expense	3,227,906	3,463,639	6,568,072	6,934,178
Net Loss (Gain) On Sale of Property, Plant and Equipment, and Insurance Proceeds	17,393	(60,131)	(5,951,688)	170,878
Other Expense (Income) - net	(294,530)	(384,929)	(246,221)	(1,032,358)

	128,792,089	99,040,094	230,845,251	198,407,712

Income Before Income Taxes	24,593,202	15,621,176	49,682,904	30,586,489
Income Tax Expense	8,720,265	6,015,155	17,824,027	11,515,267

Net Income	$15,872,937	$9,606,021	$31,858,877	19,071,222

Earnings Per Common Share
Basic Earnings Per Share	$0.63	$0.38	$1.26	$.76

Diluted Earnings Per Share	$0.62	$0.38	$1.25	$.75

See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	8/31/12	8/31/11	8/31/12	8/31/11
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$15,872,937	$9,606,021	$31,858,877	$19,071,222

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments

Unrealized Translation Gains (Losses)	1,989,312	(131,027)	29,780	(57,392)
Interest Rate Swap, Net of Income Tax of $7,301, $7,301, $14,602 and $14,602, respectively.	(13,559)	(13,559)	(27,118)	(27,118)

Other Comprehensive Income (Loss)	1,975,753	(144,586)	2,662	(84,510)

Comprehensive Income	$17,848,690	$9,461,435	$31,861,539	$18,986,712

See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	8/31/12	8/31/11
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$31,858,877	$19,071,222

Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Provision For Doubtful Accounts	349,165	134,992
Amortization and Depreciation	13,163,130	11,297,494
Deferred Income Tax Expense	1,544,614	533,359
Net Loss (Gain) On Sale of Property, Plant & Equipment	(5,951,688)	170,878
Amortization of Deferred Borrowing Costs	141,037	161,802
Share Based Compensation Expense	2,434,487	2,322,927

Effects of Changes In Assets & Liabilities:
Accounts Receivable	(11,406,075)	(2,718,931)
Inventories	(2,344,607)	(5,193,735)
Prepaid Expenses and Other	(2,123,758)	(2,123,558)
Other Assets	87,805	(52,500)
Net Change In Billings Related To Costs and Estimated Earnings On Uncompleted Contracts	4,612,468	3,326,550
Accounts Payable	738,974	3,446,995
Other Accrued Liabilities and Income Taxes Payable	(2,938,767)	(3,404,454)

Net Cash Provided By Operating Activities	30,165,662	26,973,041

Cash Flows Used From Investing Activities:
Proceeds From Sale Or Insurance Settlement of Property, Plant, and Equipment	8,496,630	264,411
Purchase of Property, Plant and Equipment	(12,561,636)	(10,539,014)
Acquisition of Subsidiaries, Net of Cash Acquired	(77,044,293)	—

Net Cash Used In Investing Activities	(81,109,299)	(10,274,603)

Cash Flows From Financing Activities:
Proceeds From Exercise of Stock Options	15,781	48
Excess Tax Benefits From Stock Options and Stock Appreciation Rights	774,897	264,679
Payments on Long Term Debt	(18,135,866)	—
Payments of Dividends	(6,318,886)	(6,274,739)

Net Cash Used In Financing Activities	(23,664,074)	(6,010,012)

Effect of Exchange Rate Changes on Cash	21,471	21,644

Net Increase (Decrease) In Cash & Cash Equivalents	(74,586,240)	10,710,070

Cash & Cash Equivalents At Beginning of Period	143,302,666	138,389,837

Cash & Cash Equivalents At End of Period	$68,716,426	$149,099,907

Supplemental Disclosures
Cash Paid For Interest	$6,773,789	$6,747,700

Cash Paid For Income Taxes	$15,861,484	$12,006,046

See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

	Shares	Amount
Balance at February 29, 2012	25,218,320	$25,218,320	$14,200,811	$247,059,938	$1,303,974	$(174,278)	$287,608,765
Exercise of Stock Options		7,488	8,293				15,781
Stock Compensation			2,434,487				2,434,487
Restricted Stock Units			(516,916)			103,537	(413,379)
Stock Issued for SARs	94,196	86,708	(653,859)			15,362	(551,789)
Employee Stock Purchase Plan			335,974			55,379	391,353
Federal Income Tax Deducted on Stock Options and SARs			774,897				774,897
Cash Dividend Paid				(6,318,886)			(6,318,886)
Net Income				31,858,877			31,858,877
Foreign Currency Translation					29,780		29,780
Interest Rate Swap, Net of $14,602 Income Tax					(27,118)		(27,118)

Balance at August 31, 2012	25,312,516	$25,312,516	$16,583,687	$272,599,929	$1,306,636	$—	$315,802,768

See Accompanying Notes to Condensed Consolidated Financial Statements.

AZZ incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation.

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

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of August 31, 2012, and the results of its operations and cash flows for the three-month and six-month periods ended August 31, 2012 and 2011.

2.	Earnings per share.

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards. The shares and earnings per share have been adjusted to reflect our two for one stock split, effected in the form of a share dividend approved by the Board of Directors on June 28, 2012. All share data has been retroactively restated.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended August 31,		Six months ended August 31,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$15,873	$9,606	$31,859	$19,071

Denominator:
Denominator for basic earnings per common share–weighted average shares	25,297,220	25,120,350	25,270,585	25,099,166
Effect of dilutive securities:
Employee and Director stock awards	211,323	233,614	210,602	223,184

Denominator for diluted earnings per common share	25,508,543	25,353,964	25,481,187	25,322,350

Earnings per share basic and diluted:
Basic earnings per common share	$0.63	$0.38	$1.26	$0.76
Diluted earnings per common share	$0.62	$0.38	$1.25	$0.75

3.	Stock-based Compensation.

The Company has two share-based compensation plans (the “Plan” or “Plans”). The purpose of both Plans is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, stock appreciation rights and options to purchase common stock of the Company. The maximum number of shares that may be issued under the Plans is 5,000,000 shares. As of August 31, 2012, the Company has approximately 1,983,454 shares available for future issuance under the Plans.

Restricted Stock Unit Awards

Restricted stock unit awards are valued at the market price of our common stock on the grant date. These awards generally have a three year cliff vesting schedule but may vest early in accordance with the applicable Plan’s accelerated vesting provisions.

Activity in our non-vested restricted stock unit awards for the six month period ended August 31, 2012 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 29, 2012	122,450	$13.89
Granted	40,792	25.67
Vested	(56,664)	9.06
Forfeited	—	—

Non-Vested Balance for the period ended August 31, 2012	106,578	$20.82

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

A summary of the Company’s stock appreciation rights and option awards activity for the six month period ended August 31, 2012 is as follows:

	Options/SAR’s	Weighted Average Exercise Price
Outstanding as of February 29, 2012	573,000	$15.46
Granted	116,114	25.67
Exercised	(159,114)	12.15
Forfeited	—	—

Outstanding at end of the period ended August 31, 2012	530,000	$18.68

Exercisable at end of period ended August 31, 2012	207,526	$14.75

Weighted average fair value of options and SARs granted during the period ended August 31, 2012		$8.79

The average remaining contractual term for those options and stock appreciation rights outstanding at August 31, 2012, is 5.11 years, with an aggregate intrinsic value of $16.8 million. The average remaining contractual terms for those options and stock appreciation rights that are exercisable as of August 31, 2012 is 4.39 years, with an aggregate intrinsic value of $6.6 million.

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

Directors Grants

During the second quarter of fiscal 2013, the Company granted each of its seven independent directors 2,000 shares of the Company’s common stock. These common stock grants were valued at $32.51, which was the market price of our common stock on the grant date. As previously stated all per share data has been adjusted to reflect the two for one stock split.

Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows:

For the period ended August 31,	2012	2011
Compensation Expense	$2,434,487	$2,322,927
Income tax benefits	$852,070	$813,024

Unrecognized compensation cost related to all the above at August 31, 2012 totals $1,423,591.

The Company’s policy is to issue shares required under these Plans from the Company’s authorized but unissued shares and treasury.

4.	Segments.

We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 29, 2012. Information regarding operations and assets by segment is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands)
Net Sales:
Electrical and Industrial Products	$66,530	$44,402	$111,212	$92,669
Galvanizing Services	86,855	70,259	169,316	136,325

	153,385	114,661	280,528	228,994

Operating Income (a):
Electrical and Industrial Products	9,339	5,081	16,135	12,495
Galvanizing Services	23,549	18,755	46,182	35,876

	32,888	23,836	62,317	48,371
General Corporate Expense (b)	5,342	4,883	12,074	11,116
Interest Expense	3,228	3,463	6,568	6,934
Other (Income) Expense, Net (c)	(275)	(131)	(6,008)	(265)

	8,295	8,215	12,634	17,785

Income Before Income Taxes	$24,593	$15,621	$49,683	$30,586

Total Assets:
Electrical and Industrial Products	$259,125	$137,477	$259,125	$137,477
Galvanizing Services	311,630	281,904	311,630	281,904
Corporate	76,028	163,865	76,028	163,865

	$646,783	$583,246	$646,783	$583,246

(a)	Segment operating income consists of net sales, less cost of sales, specifically identifiable selling, general and administrative expenses, and other income and expense items that are specifically identifiable to a segment.
(b)	General Corporate Expense consists of selling, general and administrative expenses that are not specifically identifiable to a segment.
(c)	Other (income) expense, net includes other (income) expenses not specifically identifiable to a segment.

5.	Warranty Reserves.

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

Warranty Reserve
(unaudited)
(in thousands)
Balance at February 29, 2012	$1,670
Warranty costs incurred	(754)
Additions charged to income	355

Balance at May 31, 2012	$1,271
Warranty costs incurred	(368)
Additions charged to income	615

Balance at August 31, 2012	$1,518

6.	Acquisitions

On June 1, 2012, we completed the acquisition of substantially all of the assets of Nuclear Logistics Incorporated (“NLI”), pursuant to the terms of the Asset Purchase Agreement dated April 27, 2012 between NLI, certain shareholders of NLI identified therein, the Company and an indirect wholly-owned subsidiary of the Company formed for the sole purpose of the acquisition (the “Purchase Agreement”). The purchase price paid in connection with the asset purchase was $77.0 million, net of cash acquired, along with the assumption of certain liabilities and the payoff of $3.8 million of notes payable at closing. In accordance with the Purchase Agreement, we may be obligated to make an additional payment of up to $20 million based on the future financial performance of the NLI business. The fair value of the earn out agreement was $8.5 million, and is reflected as a long-term liability. The fair value was calculated by determining a probability of potential payout which was then discounted by the cost of capital over the life of the agreement. NLI serves the Power Generation, electrical transmission and distribution and Industrial markets. Our stated acquisition strategy has been to participate to a greater degree in each of these markets. Prior to the acquisition of NLI, the majority of AZZ’s sales to the Power Generation market were new project driven associated with either the building of replacement for an existing power plant, or a new power generation plant to provide power to expanding economies. This applies to both domestic and international. NLI serves both the project (new power plants) and the existing power plants, and after an extended valuation, we determined that NLI met our strategy. While NLI products and services are associated with the construction of new nuclear power plants, the primary NLI business model is driven by the continual updating and upgrading of the safety equipment of domestic and international nuclear power facilities. This acquisition therefore increased our opportunities for increased sales and operating income for new power projects as well as increased our participation in the revenue opportunities of existing facilities. The pre-acquistion customer base of AZZ is essentially the same customer base utilized by NLI.

The following consolidated pro forma information assumes that the acquisition of NLI took place on March 1, 2011 for the income statements for the three month and six month periods ended August 31, 2012 and 2011.

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
	(In thousands, except for per share amounts)
Net Sales	$153,385	$128,233	$293,677	$255,106

Net Income	$15,873	$10,141	$32,005	$20,264

Earnings Per Common Share
Basic Earnings Per Share	$0.63	$0.40	$1.27	$0.81

Diluted Earnings Per Share	$0.62	$0.40	$1.26	$0.80

Under the acquisition method of accounting, the total purchase price was allocated to NLI’s net tangible and identifiable intangible assets based on their estimated fair values as of June 1, 2012, the date on which AZZ acquired control of NLI. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The goodwill will be deductible for income tax purposes. The earn out provision mentioned above has been classified below as a long term liability. AZZ has made an allocation of the estimated purchase price as follows (in thousands):

Purchase Price Allocation:

($ in thousands)
Current Assets	$22,901
Property and Equipment	1,416
Intangible Assets	50,900
Goodwill	32,023
Other Assets	58

Total Assets Acquired	107,298
Current Liabilities	(17,866)
Long Term Liabilities	(12,388)

Net Assets Acquired	$77,044

7.	Subsequent Events

On October 1, 2012, we completed the acquisition of substantially all of the assets of Galvcast Manufacturing Inc. (“Galvcast”), a Canadian galvanizing company with operations in Ontario, and certain real property owned by an affiliate of Galvcast.

In addition, on October 1, 2012, we and Bank of America amended the Credit Agreement to provide, among other things, for an increase in the revolving credit facility from $80 million to $125 million and extended the maturity date to October 1, 2017.

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

RESULTS OF OPERATIONS

We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 29, 2012. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue and operating income by segment to evaluate our segments. Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment. The other (income) expense items included in segment operating income are generally insignificant. For a reconciliation of segment operating income to pretax income, see Note 4 to our quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q.

Orders and Backlog

Our entire backlog relates to our Electrical and Industrial Products Segment. Our backlog was $213.1 million as of August 31, 2012, an increase of $74.4 million, or 54%, as compared to $138.6 million at February 29, 2012. Our backlog was $123.2 million as of August 31, 2011. We acquired approximately $78.5 million of this backlog through our acquisition of NLI on June 1, 2012. Our book-to-ship ratio was .99 to 1 for the second quarter ended August 31, 2012, as compared to 1.07 to 1 for the same period in the prior year. Incoming orders increased 23% for the quarter compared to the same period in fiscal 2012. The acquisition of NLI contributed 17% of the increase in incoming orders for the second quarter of fiscal 2013. Our book to ship ratio decreased as a result of our strategy to maintain price versus accepting orders with minimal or no margins as a result of market conditions.

Backlog Table

(in thousands)(unaudited)

	Period Ended		Period Ended
Backlog	2/29/12	$138,621	2/28/11	$108,379

Bookings		124,666		120,697

Shipments		127,143		114,333

Backlog	5/31/12	$136,144	5/31/11	$114,743

Book to Ship Ratio		0.98		1.06

Bookings		151,804		123,097

Acquired Backlog		78,491		—

Shipments		153,385		114,661

Backlog	8/31/12	$213,054	8/31/11	$123,179

Book to Ship Ratio		0.99		1.07

Segment Revenues

The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Six Months Ended
	8/31/2012	8/31/2011	8/31/2012	8/31/2011
	(In thousands)(unaudited)
Revenue:
Electrical and Industrial Products	$66,530	$44,402	$111,212	$92,669
Galvanizing Services	86,855	70,259	169,316	136,325

Total Revenue	$153,385	$114,661	$280,528	$228,994

For the three and six-month periods ended August 31, 2012, consolidated revenues were $153.4 million and $280.5 million, respectively, a 34% and 23% increase, respectively, as compared to the same periods in fiscal 2012. The Electrical and Industrial Products Segment contributed 43% and 39%, respectively, and the Galvanizing Services Segment accounted for the remaining 57% and 61%, respectively, of the Company’s combined revenues for the three month periods ended August 31, 2012 and 2011. The Electrical and Industrial Products Segment contributed 40% of the Company’s revenues, and the Galvanizing Services Segment accounted for the remaining 60%, of the combined revenues for the six month periods ended August 31, 2012 and 2011.

Revenues for the Electrical and Industrial Products Segment increased $22.1 million, or 50%, for the three-month period ended August 31, 2012, and increased $18.5 million, or 20%, for the six-month period ended August 31, 2012, as compared to the same periods in fiscal 2012. The increased revenues were the result of increased order intake during the last two quarters of fiscal 2012. In addition, approximately $11.4 million of the increased revenues were attributable to the acquisition of NLI on June 1, 2012. We expect that revenues attributable to NLI during the third and fourth quarter of fiscal 2013, will be greater (on a pro-rata basis) than the revenues attributable to NLI during the three month period ended August 31, 2012.

Revenues in the Galvanizing Services Segment increased $16.6 million, or 24%, for the three-month period ended August 31, 2012, as compared to the same period in fiscal 2012 and increased $33.0 million, or 24%, for the six-month period ended August 31, 2012, as compared to the same period in fiscal 2012. The increased revenues in our

Galvanizing Services Segment resulted from a continued improved demand from the renewable energy, industrial and OEM markets. In addition to the improvements in these markets, our acquisition of Galvan Metal Inc. in the fourth quarter of fiscal 2012, contributed 18% and 19% for the three and six month periods ended August 31, 2012 of the increase in revenue. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income

The following table reflects the breakdown of total operating income by segment:

	Three Months Ended		Six Months Ended
	8/31/2012	8/31/2011	8/31/2012	8/31/2011
	(In thousands)(Unaudited)
Segment Operating Income:
Electrical and Industrial Products	$9,339	$5,081	$16,135	$12,495
Galvanizing Services	23,549	18,755	46,182	35,876

Total Segment Operating Income	$32,888	$23,836	$62,317	$48,371

Our total segment operating income increased 38% for the quarter ended August 31, 2012 to $32.9 million as compared to $23.8 million for the same period in fiscal 2012. For the six-month period ended August 31, 2012, our total segment operating income increased 29% to $62.3 million, as compared to $48.4 million for the same period ended August 31, 2011.

Segment operating income in the Electrical and Industrial Products Segment increased 84% and 29%, respectively, for the three and six-month periods ended August 31, 2012, to $9.3 million and $16.1 million, respectively, as compared to $5.1 million and $12.5 million, respectively, for the same periods in fiscal 2012. Operating margins were 14% and 15%, respectively, for the three month and six month periods ended August 31, 2012, as compared to 11% and 13%, respectively, for the comparable periods in fiscal 2012. Operating profits and margins increased for the compared periods due to leverage obtained from increased revenues combined with improved pricing as we continue to adhere to our strategy of not accepting orders with margins that fall below our targeted range. Without the amortization of intangibles resulting from the acquisition of NLI, the operating margins would have been 17% and 16% for the three and six month periods ended August 31, 2012. The amortization of intangibles at NLI was $1.6 million for both the three and six month periods ended August 31, 2012.

In the Galvanizing Services Segment, operating income increased 26% and 29% for the three and six-month periods ended August 31, 2012, to $23.5 million and $46.2 million, respectively, as compared to $18.8 million and $35.9 million, respectively, for the same periods in fiscal 2012. Operating margins were 27% for both the three and six-month periods ended August 31, 2012, as compared to 27% and 26% for comparable periods in fiscal 2012. For the three and six month periods ended August 31, 2012, a loss was recorded in the amount of $1.1 million and $1.7 million, respectively, which resulted from the loss of production at our Joliet, Illinois facility due to a fire that resulted in a total loss of the facility. This loss is expected to be offset with insurance proceeds for business interruption in a future quarter, once the claim is settled. Without this loss, operating margins would have been 28% for both the three and six month periods ended August 31, 2012.

General Corporate Expenses

General Corporate expenses, (see Note 4 to consolidated financial statements) not specifically identifiable to a segment, for the three-month period ended August 31, 2012, were $5.3 million compared to $4.9 million for the same period in fiscal 2012. For the six-month period ended August 31, 2012, general corporate expenses were $12.1 million as compared to $11.1 million for the comparable period in the prior year. As a percentage of sales, general corporate expenses were 3% and 4%, respectively, for the three and six-month periods ended August 31, 2012, as compared to 4% and 5%, respectively, for the same periods in fiscal 2011. Due to increased revenues for the compared periods, general corporate expenses as a percentage of sales were lower than those reported in fiscal 2012. For the first half of fiscal 2013, the Company has expensed acquisition costs of $.7 million, related to the acquisition of NLI, (see Note 6 to the condensed consolidated financial statements).

Interest

Net interest expense for the three and six-month periods ended August 31, 2012 was $3.2 million and $6.6 million, respectively, as compared to $3.5 and $6.9 million, respectively, for the same periods in fiscal 2012. As of August 31, 2012, we had outstanding debt of $210.7 million, compared to $225 million at the same date last year. Our long-term debt to equity ratio was .62 to 1 at August 31, 2012, as compared to .78 to 1 at August 31, 2011.

Net (Gain) On Insurance Settlement

For the six-month period ended August 31, 2012, the company received a portion of the insurance recovery in the amount of $10 million for the fire that occurred on April 29, 2012, at the galvanizing facility in Joliet, Illinois. Based on a preliminary estimate of the damage sustained at the Joliet facility, a pretax asset impairment charge of approximately $4 million was recorded during the first quarter of fiscal 2013. The net gain on the insurance settlement of property, plant and equipment of $6 million has been recorded as an item under Net (Gain) Loss On Insurance Settlement or On Sale of Property, Plant and Equipment. During the same period last year the amount reflected was insignificant. We anticipate receiving additional insurance recoveries from these claims in an amount ranging from $10 million to $15 million when all claims are settled.

Other (Income) Expense

For the three and six-month periods ended August 31, 2012 and 2011 the amounts in other (income) expense not specifically identifiable with a segment (see Note 4 to consolidated financial statements) were insignificant.

Income Taxes

The provision for income taxes reflects an effective tax rate of 35.5% for the three-month period ended August 31, 2012, as compared to 38.5% for same period in fiscal 2012. For the six month period ended August 31, 2012 the tax rate was 35.9% as compared to 37.6% for the same period in the prior year. The decrease in the effective tax rate for the compared periods relates to the elimination of a valuation allowance that was recorded in the previous year for a Canadian net operating loss carry forward. The valuation allowance was not required in the current fiscal year due to the acquisition of Galvan Metals.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our cash needs through a combination of cash flows from operating activities, unsecured notes and bank borrowings. Our cash requirements are generally for operating activities, capital improvements, debt repayment, possible future cash dividend payments and possible acquisitions. We believe that working capital, funds available under our Credit Agreement (as defined below), and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, payment of debt, and possible future cash dividend payments and possible future acquisitions.

Our operating activities generated cash flows of approximately $30.2 million for the six month period ended August 31, 2012 compared to $27.0 million for the same period in the prior fiscal year. Cash flows from operations for the six month period ended August 31, 2012 included net income in the amount of $31.9 million, depreciation and amortization in the amount of $13.2 million, and other adjustments to reconcile net income to net cash in the amount of $(1.5) million. Included in other adjustments were share-based compensation expense in the amount of $2.4 million, provisions for bad debts in the amount of $.3 million, deferred income taxes in the amount of $1.5 million, gain or loss on the sale of assets or insurance settlement in the amount of $(6.0) million, and other non-cash adjustments in the amount of $.1 million. Negative cash flow was recognized due to increased accounts receivable, inventories and prepaid expenses in the amount of $11.4 million, $2.3 million and $2.1 million, respectively, and decreased other accrued liabilities in the amount of $2.9 million. Positive cash flows were recognized due to increased accounts payable in the amount of $.7 million and decreased revenue in excess of billings and other assets in the amount of $4.6 million and $.09 million, respectively. Accounts receivable average days outstanding were 48 days for the six month period ended August 31, 2012, as compared to 48 days for the same period in the prior fiscal year.

During the six month period ended August 31, 2012, capital improvements were made in the amount of $12.6 million.

During the six month period ended August 31, 2012, dividends were paid in the amount of $6.3 million.

Our working capital declined to $167.6 million at August 31, 2012, as compared to $227.9 million at August 31, 2011, due primarily to the acquisition of NLI.

On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (as subsequently amended, the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”). The Credit Agreement provides for an $80 million unsecured revolving line of credit maturing on May 25, 2014. The Credit Agreement is used to provide for working capital needs, capital improvements, future acquisitions and letter of credit needs.

The Credit Agreement provides various financial covenants requiring us, among other things, to a) maintain on a consolidated basis net worth equal to at least the sum of $182.3 million, plus 50% of future net income, b) maintain on a consolidated basis a Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.25:1.0, c) maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.75:1.0 and d) not to make Capital Expenditures (as defined in the Credit Agreement) on a consolidated basis in an amount in excess of $30 million, e) purchase price of acquisitions in a twelve month period must not exceed the last twelve months EBITDA (as defined in the Credit Agreement).

The Credit Agreement also provides for an applicable margin ranging from 1.00% to 1.75% over the Eurodollar Rate and Commitment Fees ranging from .20% to ..30% depending on our Leverage Ratio.

At August 31, 2012, we had no outstanding debt borrowed under the revolving credit agreement; we had letters of credit outstanding at that date in the amount of $17.4 million, which left approximately $62.6 million of additional credit available under the revolving credit facility.

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

As of August 31, 2012, we were in compliance with all of our debt covenants.

Our current ratio (current assets/current liabilities) was 2.8 to 1 at August 31, 2012, as compared to 4.1 to 1 at August 31, 2011. Our ratio of long-term debt to shareholders’ equity was .62 to 1 at August 31, 2012.

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

Subsequent Events

On October 1, 2012, we completed the acquisition of substantially all of the assets of Galvcast Manufacturing Inc. (“Galvcast”), a Canadian galvanizing company with operations in Ontario, and certain real property owned by an affiliate of Galvcast.

In addition, on October 1, 2012, we and Bank of America amended the Credit Agreement to provide, among other things, for an increase in the revolving credit facility from $80 million to $125 million and extended the maturity date to October 1, 2017.

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

CONTRACTUAL COMMITMENTS

Leases

We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of August 31, 2012 are summarized in the table below under “Other.”

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

Other

At August 31, 2012, we had outstanding letters of credit in the amount of $17.4 million. These letters of credit are issued, in lieu of performance and bid bonds, to some of our customers to cover any potential warranty costs that the customer might incur. In addition, as of August 31, 2012, a warranty reserve in the amount of $1.5 million has been established to offset any future warranty claims.

The following summarizes our operating leases, and long-term debt and interest expense for the next five years.

	Operating Leases	Long-Term Debt	Interest	Total
	(In thousands)
2013	$2,282	$—	$6,062	$8,344
2014	4,171	14,286	11,678	30,135
2015	3,987	14,286	10,786	29,059
2016	3,695	14,286	9,895	27,876
2017	3,490	14,286	9,004	26,780
Thereafter	8,779	153,570	28,883	191,232

Total	$26,404	$210,714	$76,308	$313,426

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances and form the basis for our conclusions. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition, impairment of long-lived assets, identifiable intangible assets and goodwill, and accounting for income taxes and stock options and stock appreciation rights. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 to the Annual Consolidated Financial Statements filed with our Annual Report on Form 10-K for the fiscal year ended February 29, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s board of directors has authorized the repurchase of 2,500,000 shares of the Company’s outstanding common stock, par value $0.10 per share. The decision to repurchase shares under this authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under the share repurchase program will be made through open market purchases or private transactions, in accordance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

As of August 31, 2012, no shares have been repurchased by the Company under this authorization.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Mine Safety Disclosures. None,

Item 5. Other Information.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-K.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 26, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated (Registrant)

DATE: October 1, 2012	By:	/s/ Dana Perry
Dana Perry Senior Vice President for Finance Principal Financial Officer

EXHIBIT INDEX

3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3(2)	Articles of Amendment to the Article of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3(3)	Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3(4)	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3(5)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report Form 8-K filed by the Registrant on November 27, 2007).

3(6)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report Form 8-K filed by the Registrant on April 3, 2010).

4	Form of Stock Certificate for the Company’s $1.00 par value Common Stock (incorporated by reference to the Quarterly Report Form 10-Q filed by Registrant August 31, 2000).

10(1)	Second Amended and Restated Credit Agreement with Bank of America, N.A., dated May 25, 2006 (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the Registrant on May 26, 2006).

10(2)	First Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated February 28, 2007 (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the Registrant on March 1, 2007).

10(3)	Second Amendment and Consent to Second Amendment and Restated Credit Agreement dated March 31, 2008, by and between AZZ incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10(3) of the Form 8-K filed by the registrant on April 2, 2008).

10(4)	Note Purchase Agreement dated March 31, 2008, by and among AZZ incorporated and the purchasers listed therein (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the registrant on April 2, 2008).

10(5)	AZZ incorporated Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement for the 2008 Annual Shareholders Meeting).

10(6)	AZZ incorporated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement for the 2008 Annual Shareholders Meeting).

10(7)	AZZ incorporated 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Proxy Statement for the 2001 Annual Shareholders Meeting).

10(8)	Third Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated December 3, 2008 (incorporated by reference to Exhibit 10(16) of the Form 10-Q filed by the registrant on July 3, 2012).

10(9)	Fourth Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated February 13, 2009 (incorporated by reference to Exhibit 10(17) of the Form 10-Q filed by the registrant on July 3, 2012).

10(10)	Fifth Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated April 29, 2010 (incorporated by reference to Exhibit 10(1) of the Form 8-K filed by the registrant on April 30, 2010).

10(11)	Sixth Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated January 20, 2012 (incorporated be reference to Exhibit 10(1) of the Form 8-K filed by the registrant on January 23, 2012).

10(12)	Note Purchase Agreement, dated as of January 20, 2011, by and among AZZ incorporated and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on January 31, 2011).

10(13)	Asset Purchase Agreement, dated April 27, 2012, by and among AZZ incorporated, AZZ AcqurieCo, Inc., and Nuclear Logistics Incorporated and certain shareholders thereof identified therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on May 3, 2012).

10(14)	Seventh Amendment and Consent to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated October 1, 2012 (on Form 8-K filed by the registrant on October 1, 2012).

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 1, 2012. Filed Herewith.

31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 1, 2012. Filed Herewith.

32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 1, 2012. Filed Herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 1, 2012. Filed Herewith.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The exhibits shall be deemed “furnished” and not “filed” pursuant to the Securities Exchange Act of 1934.