Form 10-Q
period 2012-11-30
AZZ INC
filed 2013-01-09
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at November 30, 2012:
Common Stock, $1.00 par value per share	25,376,967

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	11/30/2012	2/29/2012
	(Unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$49,505,820	$143,302,666
Accounts Receivable (Net of Allowance for Doubtful Accounts of $1,200,000 at November 30, 2012 and $898,000 at February 29, 2012)	94,398,244	74,647,303
Inventories:
Raw Material	45,269,143	44,008,243
Work-In-Process	35,776,081	13,860,151
Finished Goods	3,096,738	2,412,736
Costs and Estimated Earnings In Excess of Billings On Uncompleted Contracts	12,256,456	14,038,161
Deferred Income Taxes	7,048,783	7,654,781
Prepaid Expenses and Other	4,780,366	2,811,858
Total Current Assets	252,131,631	302,735,899
Property, Plant and Equipment, Net	152,005,729	135,826,703
Goodwill	166,607,181	121,383,863
Intangibles and Other Assets, Net	103,719,991	46,828,100
	$674,464,532	$606,774,565
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts Payable	$30,576,637	$24,401,194
Income Tax Payable	377,029	998,496
Accrued Salaries and Wages	8,912,650	7,988,594
Other Accrued Liabilities	21,856,992	18,049,283
Customer Advance Payments	32,245,825	11,267,525
Long Term Debt Due Within One Year	14,285,714	14,285,714
Billings In Excess of Costs and Estimated Earnings On Uncompleted Contracts	1,237,978	987,771
Total Current Liabilities	109,492,825	77,978,577
Long-Term Accrued Liabilities Due After One Year	8,748,481	—
Long-Term Debt Due After One Year	196,428,571	210,714,286
Deferred Income Taxes	32,426,015	30,472,937
Shareholders’ Equity:
Common Stock, $1 Par Value, Shares Authorized 50,000,000 (25,376,967 Shares at November 30, 2012 and 25,218,320 Shares at February 29, 2012)	25,376,967	25,218,320
Capital In Excess of Par Value	17,295,689	14,200,811
Retained Earnings	284,412,072	247,059,938
Accumulated Other Comprehensive Income	283,912	1,303,974
Less Common Stock Held In Treasury, At Cost (0 Shares at November 30, 2012 and 53,090 Shares at February 29, 2012)	—	(174,278)
Total Shareholders’ Equity	327,368,640	287,608,765
	$674,464,532	$606,774,565
See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	11/30/2012	11/30/2011	11/30/2012	11/30/2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$149,674,616	$116,492,703	$430,202,771	$345,486,904
Costs And Expenses
Cost of Sales	104,671,793	85,685,729	304,022,422	253,230,966
Selling, General and Administrative	17,894,549	11,320,064	49,019,008	36,109,841
Interest Expense	3,234,340	3,518,978	9,802,412	10,453,156
Net Loss (Gain) On Sale of Property, Plant and Equipment, and Insurance Proceeds	157,065	(7,101)	(5,794,623)	163,777
Other Expense (Income) - net	(453,853)	(192,569)	(700,074)	(1,224,927)
	125,503,894	100,325,101	356,349,145	298,732,813
Income Before Income Taxes	24,170,722	16,167,602	73,853,626	46,754,091
Income Tax Expense	8,807,042	6,146,684	26,631,069	17,661,951
Net Income	$15,363,680	$10,020,918	$47,222,557	29,092,140
Earnings Per Common Share
Basic Earnings Per Share	$0.61	$0.40	$1.87	$1.16
Diluted Earnings Per Share	$0.60	$0.39	$1.85	$1.15
See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	11/30/2012	11/30/2011	11/30/2012	11/30/2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$15,363,680	$10,020,918	$47,222,557	$29,092,140
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments
Unrealized Translation Gains (Losses)	(1,009,165)	(492,051)	(979,384)	(549,443)
Interest Rate Swap, Net of Income Tax of $7,301, $7,301, $21,903 and $21,903, respectively.	(13,560)	(13,560)	(40,678)	(40,678)
Other Comprehensive Income (Loss)	(1,022,725)	(505,611)	(1,020,062)	(590,121)
Comprehensive Income	$14,340,955	$9,515,307	$46,202,495	$28,502,019
See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	11/30/2012	11/30/2011
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$47,222,557	$29,092,140
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Provision For Doubtful Accounts	472,560	129,338
Amortization and Depreciation	21,072,577	16,869,925
Deferred Income Tax Expense	2,544,663	3,491,732
Net Loss (Gain) On Insurance Settlement or On Sale of Property, Plant & Equipment	(5,794,623)	163,777
Amortization of Deferred Borrowing Costs	213,152	241,006
Share Based Compensation Expense	2,816,827	2,696,083
Effects of Changes In Assets & Liabilities:
Accounts Receivable	(8,318,577)	(3,693,162)
Inventories	(6,684,028)	(5,273,206)
Prepaid Expenses and Other	(1,058,221)	(1,153,152)
Other Assets	98,629	(3,808)
Net Change In Billings Related To Costs and Estimated Earnings On Uncompleted Contracts	2,031,912	2,176,709
Accounts Payable	2,459,582	2,604,300
Other Accrued Liabilities and Income Taxes Payable	9,509,647	(510,062)
Net Cash Provided By Operating Activities	66,586,657	46,831,620
Cash Flows From Investing Activities:
Proceeds From Sale Or Insurance Settlement of Property, Plant, and Equipment	8,658,020	273,521
Purchase of Property, Plant and Equipment	(19,628,014)	(16,344,083)
Acquisition of Subsidiaries, Net of Cash Acquired	(122,632,180)	—
Net Cash Used In Investing Activities	(133,602,174)	(16,070,562)
Cash Flows From Financing Activities:
Proceeds From Exercise of Stock Options	15,781	48
Excess Tax Benefits From Stock Options and Stock Appreciation Rights	1,283,240	199,427
Payments of Debt Financing Costs	(100,000)	—
Payments on Long Term Debt	(18,135,866)
Payments of Dividends	(9,870,423)	(9,420,167)
Net Cash Used In Financing Activities	(26,807,268)	(9,220,692)
Effect of Exchange Rate Changes on Cash	25,939	168,350
Net Increase (Decrease) In Cash & Cash Equivalents	(93,796,846)	21,708,716
Cash & Cash Equivalents At Beginning of Period	143,302,666	138,389,837
Cash & Cash Equivalents At End of Period	$49,505,820	$160,098,553
Supplemental Disclosures
Cash Paid For Interest	$9,567,067	$10,041,387
Cash Paid For Income Taxes	$23,870,187	$16,636,076
See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

	Shares	Amount
Balance at February 29, 2012	25,218,320	$25,218,320	$14,200,811	$247,059,938	$1,303,974	$(174,278)	$287,608,765
Exercise of Stock Options	7,488	7,488	8,293				15,781
Stock Compensation	14,000	14,000	2,802,827				2,816,827
Restricted Stock Units			(516,916)			103,537	(413,379)
Stock Issued for SARs	89,662	89,662	(1,296,943)			15,362	(1,191,919)
Employee Stock Purchase Plan	47,497	47,497	814,377			55,379	917,253
Federal Income Tax Deducted on Stock Options and SARs			1,283,240				1,283,240
Cash Dividend Paid				(9,870,423)			(9,870,423)
Net Income				47,222,557			47,222,557
Foreign Currency Translation					(979,384)		(979,384)
Interest Rate Swap, Net of $21,903 Income Tax					(40,678)		(40,678)
Balance at November 30, 2012	25,376,967	$25,376,967	$17,295,689	$284,412,072	$283,912	$—	$327,368,640
See Accompanying Notes to Condensed Consolidated Financial Statements.

AZZ incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
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
In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of November 30, 2012, and the results of its operations and cash flows for the three-month and nine-month periods ended November 30, 2012 and 2011.

2.	Earnings per share.

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards. The shares and earnings per share have been adjusted to reflect our two for one stock split, effected in the form of a share dividend approved by the Board of Directors on June 28, 2012, and paid on July 30, 2012. All share data has been retroactively restated.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
	(Unaudited) (In thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$15,364	$10,021	$47,223	$29,092
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,362,450	25,163,452	25,301,207	25,120,596
Effect of dilutive securities:
Employee and Director stock awards	240,412	210,832	236,050	219,064
Denominator for diluted earnings per common share	25,602,862	25,374,284	25,537,257	25,339,660
Earnings per share basic and diluted:
Basic earnings per common share	$0.61	$0.40	$1.87	$1.16
Diluted earnings per common share	$0.60	$0.39	$1.85	$1.15

3.	Stock-based Compensation.
The Company has two share-based compensation plans (the “Plan” or “Plans”). The purpose of both Plans is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, stock appreciation rights and options to purchase common stock of the Company. The maximum number of shares that may be issued under the Plans is 5,000,000 shares. As of November 30, 2012 the Company has approximately 1,983,454 shares available for future issuance under the Plans.

Restricted Stock Unit Awards
Restricted stock unit awards are valued at the market price of our common stock on the grant date. These awards generally have a three year cliff vesting schedule but may vest early in accordance with the applicable Plan’s accelerated vesting provisions.
The activity of our non-vested restricted stock unit awards for the nine month period ended November 30, 2012 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 29, 2012	122,450	$13.89
Granted	41,760	25.81
Vested	(58,028)	9.22
Forfeited	—	—
Non-Vested Balance as of November 30, 2012	106,182	$20.92
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
A summary of the Company’s stock appreciation rights and option awards activity for the nine months ended November 30, 2012 is as follows:

	Options/SAR’s	Weighted Average Exercise Price
Outstanding as of February 29, 2012	573,000	$15.46
Granted	118,107	25.77
Exercised	(251,240)	13.84
Forfeited	—	—
Outstanding as of November 30, 2012	439,867	$19.12
Exercisable as of November 30, 2012	115,399	$13.14
Weighted average fair value of options and SARs granted during the period ended November 30, 2012		$8.81

The average remaining contractual term for those options and stock appreciation rights outstanding at November 30, 2012, is 4.96 years, with an aggregate intrinsic value of $16.8 million. The average remaining contractual terms for those options and stock appreciation rights that are exercisable as of November 30, 2012 is 3.89 years, with an aggregate intrinsic value of $4.4 million.
Employee Stock Purchase Plan
The Company also has an employee stock purchase plan which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months. On the first day of an offering period (the "enrollment date") the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option pricing model.
Directors' Grants

During the second quarter of fiscal 2013, the Company granted each of its seven independent directors 2,000 shares of the Company’s common stock. These common stock grants were valued at $32.51, which was the market price of our common stock on the grant date. As previously stated, all per share data has been adjusted to reflect the two for one stock split.
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows:

For the period ended November 30,	2012	2011
Compensation Expense	$2,816,827	$2,696,083
Income tax benefits	$985,889	$943,629
Unrecognized compensation cost related to stock appreciation rights, restricted stock units and the employee stock purchase plan at November 30, 2012 totals $1,453,409.
The Company’s policy is to issue shares required under these Plans from the Company’s authorized but unissued shares and treasury.

4.	Segments.
We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 29, 2012. Information regarding operations and assets by segment is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
	(Unaudited) (In thousands)
Net Sales:
Electrical and Industrial Products	$60,421	$43,849	$171,633	$136,518
Galvanizing Services	89,254	72,644	258,570	208,969
	149,675	116,493	430,203	345,487
Operating Income (a):
Electrical and Industrial Products	8,952	5,719	25,087	18,214
Galvanizing Services	24,449	18,555	70,631	54,431
	33,401	24,274	95,718	72,645
General Corporate Expense (b)	5,721	4,662	17,795	15,778
Interest Expense	3,234	3,519	9,802	10,453
Other (Income) Expense, Net (c)	275	(75)	(5,733)	(340)
	9,230	8,106	21,864	25,891
Income Before Income Taxes	$24,171	$16,168	$73,854	$46,754
Total Assets:
Electrical and Industrial Products	$260,191	$136,008	$260,191	$136,008
Galvanizing Services	359,694	283,141	359,694	283,141
Corporate	54,580	174,517	54,580	174,517
	$674,465	$593,666	$674,465	$593,666

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

Warranty Reserve
(unaudited)
(in thousands)
Balance at February 29, 2012	$1,670
Warranty costs incurred	(754)
Additions charged to income	355
Balance at May 31, 2012	$1,271
Warranty costs incurred	(368)
Additions charged to income	615
Balance at August 31, 2012	$1,518
Warranty costs incurred	(470)
Additions charged to income	253
Balance at November 30, 2012	$1,301

6.	Acquisitions
On June 1, 2012, we completed the acquisition of substantially all of the assets of Nuclear Logistics Incorporated (“NLI”), pursuant to the terms of the Asset Purchase Agreement dated April 27, 2012 between NLI, certain shareholders of NLI identified therein, the Company and an indirect wholly-owned subsidiary of the Company formed for the sole purpose of the acquisition (the “Purchase Agreement”). The purchase price paid in connection with the asset purchase was $77.0 million, net of cash acquired, along with the assumption of certain liabilities and the payoff of $3.8 million of notes payable at closing. In accordance with the Purchase Agreement, we may be obligated to make an additional payment of up to $20 million based on the future financial performance of the NLI business. The fair value of the earn out agreement was $8.7 million, and is reflected as a long-term liability. The fair value was calculated by determining a probability of potential payout which was then discounted by the cost of capital over the life of the agreement. AZZ serves the Power Generation, electrical transmission and distribution and Industrial markets. Our stated acquisition strategy has been to participate to a greater degree in each of these markets. Prior to the acquisition of NLI, the majority of AZZ’s sales to the Power Generation market were new project driven associated with either the building of replacement for an existing power plant, or a new power generation plant to provide power to expanding economies in domestic and international markets. NLI serves both the project (new power plants) and the existing power plants, and after an extended valuation, we determined that NLI met our strategy. While NLI products and services are associated with the construction of new nuclear power plants, the primary NLI business model is driven by the continual updating and upgrading of the safety equipment of domestic and international nuclear power facilities. This acquisition therefore increased our opportunities for increased sales and operating income for new power projects as well as increased our participation in the revenue opportunities of existing facilities. The pre-acquisition customer base of AZZ is essentially the same customer base utilized by NLI.

The following consolidated pro forma information assumes that the acquisition of NLI took place on March 1, 2011 for the income statements for the three month and nine month periods ended November 30, 2012 and 2011.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
	(In thousands, except for per share amounts)
Net Sales	$149,675	$126,181	$443,351	$381,287
Net Income	$15,364	$9,643	$47,369	$29,912
Earnings Per Common Share
Basic Earnings Per Share	$0.61	$0.38	$1.87	$1.19
Diluted Earnings Per Share	$0.60	$0.38	$1.85	$1.18

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
Purchase Price Allocation:

($ in thousands)
Current Assets	$22,901
Property and Equipment	1,416
Intangible Assets	50,600
Goodwill	32,323
Other Assets	58
Total Assets Acquired	107,298
Current Liabilities	(17,866)
Long Term Liabilities	(12,388)
Net Assets Acquired	$77,044

On October 1, 2012, we completed the acquisition of substantially all of the assets of Galvcast Manufacturing Inc. (“Galvcast”), a Canadian galvanizing company with operations in Ontario, and certain real property owned by an affiliate of Galvcast. The purchase price paid in connection with the asset purchase was $45.6 million and the assumption of approximately $0.9 million in liabilities. This acquisition was made to compliment and expand our existing geographic Canadian footprint.

7.	Subsequent Events

On January 2, 2013, we acquired G3 Galvanizing (G3), a galvanizing operation in Halifax, Nova Scotia. This acquisition is part of the stated AZZ strategy to continue the geographic expansion of its served markets that should provide a basis for continued growth of the Galvanizing Services Segment of AZZ.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand and response to products and services offered by AZZ, including demand by the power generation markets, electrical transmission and distribution markets, the industrial markets, and the hot dip galvanizing markets; prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; changes in the economic conditions of the various markets that AZZ serves, foreign and domestic, customer requested delays of shipments, acquisition opportunities, currency exchange rates, adequacy of financing, and availability of experienced management employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; the continuing economic volatility in the U.S. and other markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business in AZZ’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and other filings with the SEC, available for viewing on AZZ’s website at www.azz.com and on the SEC’s website at www.sec.gov.
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
Orders and Backlog
Our entire backlog relates to our Electrical and Industrial Products Segment. Our backlog was $215.8 million as of November 30, 2012, an increase of $77.2 million, or 56%, as compared to $138.6 million at February 29, 2012. Our backlog was $132.1 million as of November 30, 2011. We acquired approximately $78.5 million of this backlog through our acquisition of NLI on June 1, 2012. Our book-to-ship ratio was 1.02 to 1 for the third quarter ended November 30, 2012, as compared to 1.08 to 1 for the same period in the prior year. Incoming orders increased 22% for the quarter compared to the same period in fiscal 2012. The acquisition of NLI contributed 18% of the 22% increase in incoming orders for the third quarter of fiscal 2013. Our book to ship ratio benefited primarily due to improved order intake for the transmission and distribution markets as well as the industrial market during the third quarter of fiscal 2013.

Backlog Table
(in thousands)(unaudited)

	Period Ended		Period Ended
Backlog	2/29/2012	$138,621	2/28/2011	$108,379
Bookings		124,666		120,697
Shipments		127,143		114,333
Backlog	5/31/2012	$136,144	5/31/2011	$114,743
Book to Ship Ratio		0.98		1.06
Bookings		151,804		123,097
Acquired Backlog		78,491		—
Shipments		153,385		114,661
Backlog	8/31/2012	$213,054	8/31/2011	$123,179
Book to Ship Ratio		0.99		1.07
Bookings		152,421		125,381
Shipments		149,675		116,493
Backlog	11/30/2012	$215,800	11/30/2011	$132,067
Book to Ship Ratio		1.02		1.08
Segment Revenues
The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Nine Months Ended
	11/30/2012	11/30/2011	11/30/2012	11/30/2011
	(In thousands)(unaudited)
Revenue:
Electrical and Industrial Products	$60,421	$43,849	$171,633	$136,518
Galvanizing Services	89,254	72,644	258,570	208,969
Total Revenue	$149,675	$116,493	$430,203	$345,487
For the three and nine-month periods ended November 30, 2012, consolidated revenues were $149.7 million and $430.2 million, respectively, a 29% and 25% increase, respectively, as compared to the same periods in fiscal 2012. The Electrical and Industrial Products Segment contributed 40% and 38%, respectively, and the Galvanizing Services Segment accounted for 60% and 62%, respectively, of the Company’s combined revenues for the three month periods ended November 30, 2012 and 2011. For both the nine month periods ended November 30, 2012 and 2011, the Electrical and Industrial Products Segment contributed 40% of the Company’s revenues, and the Galvanizing Services Segment accounted for 60%, of the combined revenues.
Revenues for the Electrical and Industrial Products Segment increased $16.6 million, or 38%, for the three-month period ended November 30, 2012, and increased $35.1 million, or 26%, for the nine-month period ended November 30, 2012, as compared to the same periods in fiscal 2012. For the three and nine month periods ended November 30, 2012, revenues increased due primarily to the acquisition of NLI, as compared to prior periods. Revenues from NLI were $16.4 million and $27.8 million for the three and nine month periods, respectively, ended November 30, 2102. Without the acquisition of NLI, revenues were flat for the three month period and increased 5% for the nine month period ended November 30, 2012, as compared to the same periods in the prior year. Increased revenues for the nine month period ended November 30, 2012, were a result of increased order intake during the last two quarters of fiscal 2012, which drove revenues higher during the first half of fiscal 2013.
Revenues in the Galvanizing Services Segment increased $16.6 million, or 23%, for the three-month period ended November 30, 2012, as compared to the same period in fiscal 2012 and increased $49.6 million, or 24%, for the nine-month period ended November 30, 2012, as compared to the same period in fiscal 2012. The increased revenues in our Galvanizing Services Segment resulted from a continued improved demand from the renewable energy, industrial and OEM markets. In addition to the improvements in these markets, our acquisition of Galvan Metal Inc. in the fourth quarter of fiscal 2012, combined with Galvcast Manufacturing Inc., which was acquired on October 1, 2012, contributed 12% and 7% or $8.6 million and $14.9 million, respectively, for the three and nine month periods ended November 30, 2012 of the increase in revenue. Historically, revenues for this segment have closely followed the condition of the industrial sector of the general economy.
Segment Operating Income
The following table reflects the breakdown of total operating income by segment:

	Three Months Ended		Nine Months Ended
	11/30/2012	11/30/2011	11/30/2012	11/30/2011
	(In thousands)(Unaudited)
Segment Operating Income:
Electrical and Industrial Products	$8,952	$5,719	$25,087	$18,214
Galvanizing Services	24,449	18,555	70,631	54,431
Total Segment Operating Income	$33,401	$24,274	$95,718	$72,645
Our total segment operating income increased 38% for the quarter ended November 30, 2012 to $33.4 million as compared to $24.3 million for the same period in fiscal 2012. For the nine-month period ended November 30, 2012, our total segment operating income increased 32% to $95.7 million, as compared to $72.6 million for the same period ended November 30, 2011.
Segment operating income in the Electrical and Industrial Products Segment increased 57% and 38%, respectively, for the three and nine-month periods ended November 30, 2012, to $9.0 million and $25.1 million, respectively, as compared to $5.7 million and $18.2 million, respectively, for the same periods in fiscal 2012. Operating margins were 15% for both the three month and nine month periods ended November 30, 2012, as compared to 13% for both the comparable periods in fiscal 2012. Operating profits and margins increased for the compared periods due to leverage obtained from increased revenues combined with improved pricing as we continue to adhere to our strategy of not accepting orders with margins that fall below our targeted range. NLI had operating profits of $3.0 million and $3.5 million, respectively, for the three and nine month periods ended November 30, 2012. Without the amortization of intangibles resulting from the acquisition of NLI, the operating margins would have been 18% and 17% for the three and nine month periods ended November 30, 2012. The acquisition of NLI resulted in the amortization of intangibles of NLI was $1.7 million and $3.4 million for the three and nine month periods, respectively, ended November 30, 2012.
In the Galvanizing Services Segment, operating income increased 32% and 30% for the three and nine-month periods ended November 30, 2012, to $24.4 million and $70.6 million, respectively, as compared to $18.6 million and $54.4 million, respectively, for the same periods in fiscal 2012. Operating margins were 27% for both the three and nine-month periods ended November 30, 2012, as compared to 26% for both the comparable periods in fiscal 2012. For the three and nine month periods ended November 30, 2012, a loss was recorded in the amount of $1.0 million and $2.7 million, respectively, at our Joliet, Illinois location. This resulted from the loss of production due to a fire that resulted in a total loss of the facility. This loss is expected to be offset with insurance proceeds for business interruption in a future quarter, once the claim is settled. Without this loss, operating margins would have been 29% and 28% for the three and nine month periods ended November 30, 2012. The Canadian acquisitions of Galvan Metal and Galvcast combined contributed $2.8 million and $4.8 million, respectively in operating profits for the three and nine month periods ended November 30, 2012.
General Corporate Expenses
General Corporate expenses, (see Note 4 to consolidated financial statements) not specifically identifiable to a segment, for the three-month period ended November 30, 2012, were $5.7 million compared to $4.7 million for the same period in fiscal 2012. For the nine-month period ended November 30, 2012, general corporate expenses were $17.8 million as compared to $15.8 million for the comparable period in the prior year.  As a percentage of sales, general corporate expenses were 4% for both the three and nine-month periods ended November 30, 2012, as compared to 4% and 5%, respectively, for the same periods in fiscal 2012. Due to increased revenues for the compared periods, general corporate expenses as a percentage of sales were lower than those reported for the nine month period in fiscal 2012. For the first nine months of fiscal 2013, the Company has expensed acquisition costs of $1.1 million related to the acquisition of NLI and Galvcast, (see Note 6 to the condensed consolidated financial statements).

Interest

Net interest expense for the three and nine-month periods ended November 30, 2012 was $3.2 million and $9.8 million, respectively, as compared to $3.5 and $10.5 million, respectively, for the same periods in fiscal 2012. As of November 30, 2012, we had outstanding debt of $210.7 million, compared to $225 million at the same date last year. Our long-term debt to equity ratio was .60 to 1 at November 30, 2012, as compared to .76 to 1 at November 30, 2011.
Net (Gain) On Insurance Settlement
For the nine-month period ended November 30, 2012, the Company received a portion of the insurance recovery in the amount of $10 million for the fire that occurred on April 29, 2012, at our galvanizing facility in Joliet, Illinois. Based on a preliminary estimate of the damage sustained at the Joliet facility, a pretax asset impairment charge of approximately $4 million was recorded during the first quarter of fiscal 2013. The net gain on the insurance settlement of property, plant and equipment of $6 million has been recorded as an item under Net (Gain) Loss On Insurance Settlement or On Sale of Property, Plant and Equipment. During the same period last year the amount reflected was insignificant. We anticipate receiving additional insurance proceeds from these claims in an amount ranging from $10 million to $15 million when all claims are settled.
Other (Income) Expense
For the three and nine-month periods ended November 30, 2012 and 2011 the amounts in other (income) expense not specifically identifiable with a segment (see Note 4 to consolidated financial statements) were insignificant.
Income Taxes
The provision for income taxes reflects an effective tax rate of 36.4% for the three-month period ended November 30, 2012, as compared to 38.0% for same period in fiscal 2012. For the nine month period ended November 30, 2012 the tax rate was 36.1% as compared to 37.8% for the same period in the prior year. The decrease in the effective tax rate for the compared periods relates to the elimination of a valuation allowance that was recorded in the previous year for the Canadian net operating loss carry forward. The valuation allowance was not required in the current fiscal year due to the net income results from Galvan Metal Inc. Galvan Metal Inc. was acquired in January of 2012.
LIQUIDITY AND CAPITAL RESOURCES
We have historically met our cash needs through a combination of cash flows from operating activities, unsecured notes and bank borrowings. Our cash requirements are generally for operating activities, capital improvements, debt repayment, possible future cash dividend payments and possible acquisitions. We believe that working capital, funds available under our Credit Agreement (as defined below), and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, payment of debt, potential redemption of our shares, and possible future cash dividend payments and possible future acquisitions.
Our operating activities generated cash flows of approximately $66.6 million for the nine month period ended November 30, 2012 compared to $46.8 million for the same period in the prior fiscal year. Cash flows from operations for the nine month period ended November 30, 2012 included net income in the amount of $47.2 million, depreciation and amortization in the amount of $21.1 million, and other adjustments to reconcile net income to net cash in the amount of $0.2 million. Included in other adjustments were increases from share-based compensation expense in the amount of $2.8 million, provisions for bad debts in the amount of $.5 million, deferred income taxes in the amount of $2.5 million, gain or loss on the sale of assets or insurance settlement in the amount of $(5.8) million, and other non-cash adjustments in the amount of $0.2 million. Reductions in other adjustments related to increased accounts receivable, inventories and prepaid expenses in the amount of $8.3 million, $6.7 million and $1.1 million, respectively. Positive cash flows were recognized due to increased accounts payable and other accrued liabilities in the amount of $2.5 million and $9.5 million, respectively, and decreased revenue in excess of billings and other assets in the amount of $2.0 million and $0.1 million, respectively. Accounts receivable average days outstanding were 49 days for the nine month period ended November 30, 2012, as compared to 48 days for the same period in the prior fiscal year.
During the nine month period ended November 30, 2012, capital improvements were made in the amount of $19.6 million.
During the nine month period ended November 30, 2012, dividends were paid in the amount of $9.9 million.
Our working capital declined to $142.6 million at November 30, 2012, as compared to $238.1 million at November 30, 2011, due primarily to the acquisition of NLI and GalvCast.
On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (as subsequently amended, the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”). The Credit Agreement provides for a $125 million unsecured revolving line of credit maturing on October 1, 2017. The Credit Agreement is used to provide for working capital needs, capital improvements, future acquisitions and letter of credit needs.
The Credit Agreement provides various financial covenants requiring us, among other things, to a) maintain on a consolidated basis net worth equal to at least the sum of $182.3 million, plus 50% of future net income, b) maintain on a consolidated basis a Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.25:1.0, c) maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.75:1.0 and d) not to make Capital Expenditures (as defined in the Credit Agreement) on a consolidated basis in an amount in excess of $40 million (excluding certain Capital Expenditures relating to the rebuilding of our Joliet facility), e) purchase price of acquisitions in a twelve month period must not exceed the last twelve months EBITDA (as defined in the Credit Agreement).
The Credit Agreement also provides for an applicable margin ranging from 1.00% to 1.75% over the Eurodollar Rate and Commitment Fees ranging from .20% to .30% depending on our Leverage Ratio.
At November 30, 2012, we had no outstanding debt borrowed under the revolving credit agreement; we had letters of credit outstanding at that date in the amount of $16.9 million, which left approximately $108.1 million of additional credit available under the revolving credit facility.
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
As of November 30, 2012, we were in compliance with all of our debt covenants.
Our current ratio (current assets/current liabilities) was 2.3 to 1 at November 30, 2012, as compared to 4.2 to 1 at November 30, 2011. Our ratio of long-term debt to shareholders’ equity was .60 to 1 at November 30, 2012.
Historically, we have not experienced a significant impact on our operations from increases in general inflation other than for specific commodities. We have exposure to commodity price increases in both segments of our business, primarily copper, aluminum and steel in the Electrical and Industrial Products Segment, and zinc and natural gas in the Galvanizing Services Segment. When market conditions allow, we attempt to minimize these increases through escalation clauses in customer contracts for copper, aluminum and steel and through protective caps and fixed contract purchases on zinc. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process and through increases in prices where competitively feasible. Many economists predict increased inflation in coming years due to U.S. and international monetary policies, and there is no assurance that inflation will not impact our business in the future.
Subsequent Events

On January 2, 2013, we acquired G3 Galvanizing, a galvanizing operation in Halifax, Nova Scotia. This acquisition is part of the stated AZZ strategy to continue the geographic expansion of its served markets that should provide a basis for continued growth of the Galvanizing Services Segment of AZZ.

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
CONTRACTUAL COMMITMENTS
Leases
We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of November 30, 2012 are summarized in the table below under “Other.”
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
Other
At November 30, 2012, we had outstanding letters of credit in the amount of $16.9 million. These letters of credit are issued, in lieu of performance and bid bonds, to some of our customers to cover any potential warranty costs that the customer might incur. In addition, as of November 30, 2012, a warranty reserve in the amount of $1.3 million has been established to offset any future warranty claims.
The following summarizes our operating leases, and long-term debt and interest expense for the next five years and beyond.

	Operating Leases	Long-Term Debt	Interest	Total
	(In thousands)
2013	$1,162	$—	$3,387	$4,549
2014	4,269	14,286	11,678	30,233
2015	4,027	14,286	10,786	29,099
2016	3,734	14,286	9,895	27,915
2017	3,539	14,286	9,004	26,829
Thereafter	8,903	153,570	28,883	191,356
Total	$25,634	$210,714	$73,633	$309,981

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
The valuation of stock based compensation awards, with the exception of restricted stock units, is complex in that there are a number of variables included in the calculation of the value of the award:

•Volatility of our stock price
•Expected term of the option
•Expected dividend yield
•Risk-free interest rate over the expected term
•Expected forfeitures
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
As of November 30, 2012, no shares have been repurchased by the Company under this authorization.
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

AZZ incorporated (Registrant)

DATE: January 9, 2013	By:	/s/ Dana Perry
Dana Perry Senior Vice President for Finance Principal Financial Officer

EXHIBIT INDEX

3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

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

10(12)
Note Purchase Agreement, dated as of January 20, 2011, by and among AZZ incorporated and Galvan Metal Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on January 31, 2011).

10(13)
Asset Purchase Agreement, dated April 27, 2012, by and among AZZ incorporated, AZZ AcqurieCo, Inc., and Nuclear Logistics Incorporated and certain shareholders thereof identified therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on May 3, 2012).

10(14)	Seventh Amendment and Consent to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated October 1, 2012 (on Form 8-K filed by the registrant on October 1, 2012).

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 9, 2013. Filed Herewith.

31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 9, 2013. Filed Herewith.

32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 9, 2013. Filed Herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 9, 2013. Filed Herewith.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The exhibits shall be deemed “furnished” and not “filed” pursuant to the Securities Exchange Act of 1934.