Form 10-K
period 2013-02-28
AZZ INC
filed 2013-04-29
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                    No
☐                       ☒
As of August 31, 2012 (the last business day of its most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $776,841,787 based on the closing sale price of $31.76 per share as reported on the New York Stock Exchange. For purposes of determining the above stated amount, only the directors, executive officers and 10% or greater shareholders of the registrant have been deemed affiliates; however, this does not represent a conclusion by the registrant that any or all such persons are affiliates of the registrant.
As of April 15, 2013, there were 25,473,321 shares of the registrant’s common stock ($1.00 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

	Document	Parts Into Which Incorporated
Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 9, 2013 (Proxy Statement)		Part III

AZZ incorporated
YEAR ENDED FEBRUARY 28, 2013

Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as, “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand and response to products and services offered by AZZ, including demand by the power generation markets, electrical transmission and distribution markets, the industrial markets, and the hot dip galvanizing markets; prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; changes in the economic conditions of the various markets that AZZ serves, foreign and domestic, customer requested delays of shipments, acquisition opportunities, currency exchange rates, adequacy of financing, and availability of experienced management employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; the continuing economic volatility in the U.S. and other markets in which we operate (including volatility related to the "sequester" and related governmental spending and budget matters); acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. You are urged to consider these factors carefully in evaluating the forward-looking statements herein and are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by this cautionary statement. These statements are based on information as of the date of this Annual Report on Form 10-K and AZZ assumes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I
Item 1.    Business
AZZ incorporated (“AZZ”, the “Company” or “we”) was established in 1956 and incorporated under the laws of the State of Texas. We are an electrical equipment and components manufacturer, serving the global markets of power generation, transmission and distribution, and the general industrial markets, and a leading provider of hot dip galvanizing services to the North American steel fabrication market. We offer products through two distinct business segments, the Electrical and Industrial Products and Services Segment and the Galvanizing Services Segment.
Electrical and Industrial Products and Services Segment
Our Electrical and Industrial Products and Services Segment produces highly engineered specialty electrical products, industrial lighting and tubular products, all of which we market and sell both in domestic and international markets. Our electrical products are designed, manufactured and configured to distribute electrical power to and from generators, transformers, switching devices and other electrical configurations and are supplied to the power generation, transmission and distribution markets and the general industrial market. Our industrial products include industrial lighting and tubular products. We provide lighting products to the petroleum and food processing industries, and to other industries with unique lighting challenges. We also provide tubular products to the petroleum industry. In addition, our Electrical and Industrial Products and Services Segment provides electrical and mechanical equipment and services enhancing the safety of nuclear facilities. The markets for our Electrical and Industrial Products and Services Segment are highly competitive and consist of a few large multi-national companies, along with numerous small independent companies. Competition is based primarily on product quality, range of product line, price and service. While some of our competitors are much larger and better financed than us, we believe that we can compete favorably with them.

Copper, aluminum and steel are the primary raw materials used by this segment. All of these raw materials are currently readily available. Because the Electrical and Industrial Products and Services Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses to the customer’s contracts, although during difficult market conditions the customer may resist these escalation clauses. In addition, we look to get firm pricing contracts from our vendors on material at the time we receive orders from our customers to minimize risk.
We sell this segment’s products through manufacturers’ representatives, distributors, agents and our internal sales force. We are not dependent on any single customer for this segment, and the loss of any single customer would not have a material adverse effect on our consolidated revenues or net income.
On March 29, 2013, subsequent to the end of fiscal 2013, we completed our acquisition of Aquilex Specialty Repair and Overhaul LLC, a Delaware limited liability company (“Aquilex SRO”), pursuant to the terms of the Securities Purchase Agreement dated February 22, 2013 (the “Purchase Agreement”). Aquilex SRO provides the energy industry with specialty repair and overhaul solutions designed to improve mechanical integrity and extend component life. The Acquisition is part of our strategy to expand our offerings in the Electrical and Industrial Products and Services Segment to enhance our presence in the power generation market.
On June 1, 2012, we completed the acquisition of substantially all of the assets of Nuclear Logistics Incorporated ("NLI"), located in Fort Worth, Texas. NLI is the largest third party supplier of electrical and mechanical equipment enhancing the safety of nuclear facilities. This acquisition was made to expand our product offerings as well as increase AZZ's footprint in the Power Generation market. The purchase price paid in connection with the asset purchase was $77.0 million, net of cash acquired, along with the assumption of certain liabilities and the payoff of $3.8 million of notes payable at closing. In connection with our acquisition of NLI, we may be obligated to make an additional payment of up to $20 million based on the future financial performance of the NLI business. The net present value of this additional payment, which is subject to the terms and conditions of the asset purchase agreement we entered into in connection with this acquisition was $8.5 million, and is reflected as a long-term liability. AZZ serves the Power Generation, electrical transmission and distribution and Industrial markets. Our stated acquisition strategy has been to participate to a greater degree in each of these markets. Prior to the acquisition of NLI, the majority of AZZ’s sales to the Power Generation market were new project driven associated with either the building of replacement for an existing power plant, or a new power generation plant to provide power to expanding economies in domestic and international markets. NLI serves both the project (new power plants) and the existing power plants, and after an extended valuation, we determined that NLI met our strategy. While NLI products and services are associated with the construction of new nuclear power plants, the primary NLI business model is driven by the continual updating and upgrading of the safety equipment of domestic and international nuclear power facilities. This acquisition therefore increased our opportunities for increased sales and operating income for new power projects as well as increased our participation in the revenue opportunities of existing facilities. The pre-acquisition customer base of AZZ is essentially the same customer base of NLI.
Backlog of orders for the Electrical and Industrial Products and Services Segment was approximately $221.7 million at February 28, 2013, $138.6 million at February 29, 2012 and $108.4 million at February 28, 2011. The increase in backlog is mainly attributable to the acquisition of NLI, which accounted for 44% of the total backlog as of February 28, 2013. The majority of the backlog as of February 28, 2013 should be delivered during the next 18 months. We believe that the contracts and purchase orders included in the backlog are firm.
During the Company’s fiscal year ended February 28, 2013, the Electrical and Industrial Products and Services Segment had international sales of $43.8 million, or 19% of this segment’s total revenues of $233.6 million. During the fiscal years ended February 29, 2012 and February 28, 2011, the Electrical and Industrial Products and Services Segment had international sales of $43.7 million and $27.9 million, respectively, and international sales comprised approximately 23% and 17%, respectively, of this segment’s total revenues.
We employed a total of 847 people in this segment as of February 28, 2013.
Galvanizing Services Segment
The Galvanizing Services Segment provides hot dip galvanizing to the steel fabrication industry through facilities located throughout the South, Midwest, East Coast and Southwest of the United States and in the Canadian provinces of Quebec, Ontario and Nova Scotia. Hot dip galvanizing is a metallurgical process in which molten zinc is applied to a customer’s material. The zinc bonding renders corrosion protection to fabricated steel for extended periods of up to 50 years. As of February 28, 2013, we operated thirty-five galvanizing plants, which are located in Alabama, Arkansas, Arizona, Colorado, Indiana, Illinois, Louisiana, Kentucky, Minnesota, Mississippi, Missouri, Ohio, Oklahoma, Tennessee, Texas, Virginia and West Virginia in the United States and Ontario, Quebec and Nova Scotia in Canada.
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
On January 2, 2013, we acquired G3 Galvanizing Limited ("G3"), a company with galvanizing operations in Halifax, Nova Scotia. The purchase price paid in connection with the asset purchase was $12.0 million and the assumption of $3.1 million in liabilities. This acquisition is part of the stated AZZ strategy to continue the geographic expansion of its served markets that should provide a basis for continued growth of the Galvanizing Services Segment of AZZ.
On October 1, 2012, we completed the acquisition of substantially all of the assets of Galvcast Manufacturing Inc. (“Galvcast”), a Canadian galvanizing company with operations in Ontario, and certain real property owned by an affiliate of Galvcast. The purchase price paid in connection with the asset purchase was $48.0 million and the assumption of approximately $0.9 million in liabilities. This acquisition was made to complement and expand our existing geographic Canadian footprint.
On February 1, 2012, we acquired substantially all of the assets of Galvan Metal Inc. ("Galvan"), a corporation existing under the laws of Canada, including a galvanizing plant located in Montreal, Quebec and related equipment and supplies. The purchase price for this transaction was $29.1 million ($27.4 million net of cash acquired on hand at Galvan of $1.7 million). This acquisition was made to expand our galvanizing services geographic footprint internationally.
On August 3, 2010, we completed our acquisition of North American Galvanizing & Coatings, Inc. (“NGA”), a leading provider of corrosion protection for iron and steel components fabricated by its customers, through a cash tender offer and subsequent merger resulting in NGA being a wholly-owned subsidiary of AZZ. The total cash purchase price for NGA was $132 million ($104 million net of cash acquired on hand at NGA of $28 million). The acquisition was made to expand our geographic footprint.
During the Company’s fiscal year ended February 28, 2013, the Galvanizing Services Segment had international sales from Canada of $23.1 million, or 6.9% of this segment’s total revenues of $337.0 million. During the fiscal years ended February 29, 2012 the Galvanizing Services Segment had international sales of $0.6 million and for the fiscal year ended February 28, 2011, the Galvanizing Services Segment had no international sales.
The disclosures set forth in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, below are incorporated by reference in this Item 1.
We employed a total of 1,785 people in this segment as of February 28, 2013.

The information regarding our net operating loss carryforwards disclosed in Note 6 to the Consolidated Financial Statements filed with this Annual Report on Form 10-K is incorporated by reference in this Item 1.
The information regarding revenues, profits or losses and total assets for each of the Electrical and Industrial Products and Services Segment and the Galvanizing Services Segment filed with the financial statements included in this Annual Report on Form 10-K are incorporated by reference in this Item 1.
In order to maintain permits to operate certain of our facilities, we may need to make future capital expenditures for equipment in order to meet new or existing environmental regulations. In connection with the fire at our Joliet, Illinois facility, in fiscal 2014 we estimate making approximately $20 million in capital expenditures related to the rebuilding of that facility.
Executive Officers of the Registrant

Name	Age	Business Experience of Executive Officers for Past Five Years Position or Office with Registrant or Prior Employer	Held Since
David H. Dingus	65	President and Chief Executive Officer	2001
Dana L. Perry	64	Senior Vice President of Finance, Chief Financial Officer and Secretary	2004
Ashok E. Kolady	39	Senior Vice President, Electrical & Industrial Products Segment Vice President, Business Development Operation, Marketing, & Business Development, Eaton Corp.	2012 2007-2012 2004-2007
Tim E. Pendley	51	Senior Vice President, Galvanizing Services Segment Vice President Operations, Galvanizing Services Segment	2009 2004-2009
Richard W. Butler	47	Vice President, Corporate Controller	2004
Francis D. Quinn	47	Vice President, Human Resources Vice President - Benefits and Compensation, Americredit Corp.	2009 2004-2008
Matt Emery	45	Vice President, Chief Information Officer Senior Director of Information Technologies, Hewlett-Packard	2013 2004-2013

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
Washington, D.C. 20548
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
Many of our competitors, primarily in our Electrical and Industrial Products and Services Segment, are significantly larger and have substantially more resources. Competition is based on a number of factors, including price. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their products and services at lower pricing than we are able to provide. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industries, maintain our customer base at current levels or increase our customer base.
Climate change could impact our business.
Climate changes could have an adverse impact on the Company, particularly in hurricane prone or low lying areas near the ocean. At this time, the Company is not able to speculate as to the potential timing or impact from potential global warming, however the Company believes that it currently has adequate insurance coverage related to natural disasters at the Company’s sites.
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
If the general level of economic activity deteriorates from current levels, our customers may delay or cancel new projects. If there is a reduction in demand for our products or services, as a result of a downturn in the general economy, there could be a material adverse effect on price levels and the quantity of goods and services purchased, therefore adversely impacting revenues and results from operations. A number of factors, including financing conditions and potential bankruptcies in the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future and pay for past services. Certain economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure raw materials and components to meet our customers’ demand for our products. Other various factors drive demand for our products and services, including the price of oil, economic forecasts and financial markets, including uncertainty regarding the "sequester" and related governmental spending and budget matters. Uncertainty in the global economy and financial markets could continue to impact our customers and could in turn severely impact the demand for spending projects that would result in a reduction in orders for our products and services. All of these factors together could materially impact our business, financial condition, cash flows and results of operations and potentially impact the trading price of our common stock.
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
We purchase a wide variety of raw materials for our Electrical and Industrial Products and Services Segment to manufacture our products, including steel, aluminum and copper. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability. In our Galvanizing Services Segment, zinc and natural gas represent a large portion of our cost of sales. The prices of zinc and natural gas are highly volatile. The following factors, which are beyond our control, affect the price of raw materials and natural gas for our business segments: supply and demand; freight costs and transportation availability; trade duties and taxes; and labor disputes. We seek to maintain operating margins by attempting to increase the price of our products and services in response to increased costs, but may not be successful in passing these price increases through to our customers.
Our volume of fixed-price contracts for our Electrical and Industrial Products and Services Segment could adversely affect our business.
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
Our operations could be adversely impacted by the continuing effects from government regulations.
Various regulations have been implemented related to new safety and certification requirements applicable to oil and gas drilling and production activities. While certain new drilling plans and drilling permits have been approved, we cannot predict whether operators will be able to satisfy these requirements. Further, we cannot predict what the continuing effects of government regulations on offshore deepwater drilling projects may have on offshore oil and gas exploration and development activity, or what actions may be taken by our customers or other industry participants in response to these regulations. Changes in laws or regulations regarding offshore oil and gas exploration and development activities and decisions by customers and other industry participants could reduce demand for our services, which would have a negative impact on our operations. Similarly, we cannot accurately predict future regulations by the government in any country in which we operate and how those regulations may affect our ability to perform projects in those regions.
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
Our use of percentage-of-completion accounting in the Electrical and Industrial Products and Services Segment could result in a reduction or elimination of previously reported profits.
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
We may not be able to fully realize the revenue value reported in our backlog for our Electrical and Industrial Products and Services Segment.
We have a backlog of work in our Electrical and Industrial Products and Services Segment. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Backlog develops as a result of new business secured, which represents the revenue value of new project commitments received by us during a given period. Backlog consists of projects which have either (1) not yet been started or (2) are in progress and are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, projects that were recorded as new business are cancelled. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, we may also incur additional costs resulting from underutilized assets if projects are cancelled.
Our operating results may vary significantly from quarter to quarter.
Our quarterly results may be materially and adversely affected by:

•	the timing and volume of work under new agreements;

•	general economic conditions;

•	inclement weather;

•	the budgetary spending patterns of customers;

•	variations in the margins of projects performed during any particular quarter;

•	losses experienced in our operations not otherwise covered by insurance;

•	a change in the demand or production of our products and our services caused by severe weather conditions;

•	a change in the mix of our customers, contracts and business;

•	a change in customer delivery schedule;

•	increases in design and manufacturing costs; and

•	abilities of customers to pay their invoices owed to us.
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
Our ability to maintain our productivity and profitability could be limited by an inability to employ, train and retain skilled personnel necessary to meet our requirements. We may experience shortages of qualified personnel. We cannot be certain that we will be able to maintain an adequately skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expense will not increase as a result of shortage in the supply of skilled personnel. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues.
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
In March 2010, Congress passed, and the President signed, the Patient Protection and Affordable Care Act. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured, and this legislation is having a significant impact on health care providers, insurers and others associated with the health care industry. Federal and state governments may propose other health care initiatives and revisions to the health care and health insurance systems. We are currently evaluating the impact of this legislation on our business. The changes required by this legislation could cause us to incur additional healthcare and other costs, but we do not expect any material short-term impact on our financial results as a result of the legislation and are currently assessing the extent of any long-term impact.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
The following table sets forth information about the Company’s principal facilities, owned or leased, on February 28, 2013:

Location	Land/Acres	Buildings/Sq. Footage	Segment/Occupant
Crowley, Texas	29.7	201,000	Electrical and Industrial Products and Services
Houston, Texas	5.4	61,600	Electrical and Industrial Products and Services
Richland, Mississippi	6.7	58,700	Electrical and Industrial Products and Services
Pittsburg, Kansas	15.3	87,800	Electrical and Industrial Products and Services
Medway, Massachusetts	—	(Leased) 90,900	Electrical and Industrial Products and Services
Fulton, Missouri	—	(Leased) 126,300	Electrical and Industrial Products and Services
Tulsa, Oklahoma	—	(Leased) 66,000	Electrical and Industrial Products and Services
St. Catharines, Ontario	4.57	47,500	Electrical and Industrial Products and Services
Fort Worth, Texas	—	(Leased) 201,000	Electrical and Industrial Products and Services
Beaumont, Texas	12.9	33,700	Galvanizing Services
Crowley, Texas	28.5	79,200	Galvanizing Services
Houston, Texas	25.2	61,800	Galvanizing Services
Houston, Texas	23.66	128,764	Galvanizing Services
Hurst, Texas	9.19	51,583	Galvanizing Services
Waskom, Texas	10.6	30,400	Galvanizing Services
Moss Point, Mississippi	13.5	16,000	Galvanizing Services
Richland, Mississippi	5.6	22,800	Galvanizing Services
Citronelle, Alabama	10.8	34,000	Galvanizing Services
Goodyear, Arizona	16.8	36,800	Galvanizing Services
Prairie Grove, Arkansas	11.5	34,000	Galvanizing Services
Belle Chasse, Louisiana	9.5	34,000	Galvanizing Services
Port Allen, Louisiana	22.2	48,700	Galvanizing Services
Cincinnati, Ohio	15	81,700	Galvanizing Services
Canton, Ohio	13.63	60,756	Galvanizing Services
Hamilton, Indiana	49.3	110,700	Galvanizing Services
Muncie, Indiana	6.6	50,200	Galvanizing Services
Plymouth, Indiana	40	42,900	Galvanizing Services
Joliet, Illinois	12	113,900*	Galvanizing Services
Dixon, Illinois	21.3	59,600	Galvanizing Services
Peoria, Illinois	7.4	42,600	Galvanizing Services
Peoria, Illinois	—	(Leased) 66,400	Galvanizing Services
Winsted, Minnesota	10.4	81,200	Galvanizing Services
Bristol, Virginia	3.6	38,000	Galvanizing Services
Poca, West Virginia	22.0	14,300	Galvanizing Services
Commerce, Colorado	3.85	31,940	Galvanizing Services
Chelsea, Oklahoma	15	30,700	Galvanizing Services
Tulsa, Oklahoma	29.8	186,726	Galvanizing Services
Port of Catoosa, Oklahoma	4.00	(Leased) 42,360	Galvanizing Services
Nashville, Tennessee	12.00	27,055	Galvanizing Services
St. Louis, Missouri	5.59	1,800	Galvanizing Services
Kansas City, Missouri	—	(Leased) 18,000	Galvanizing Services
Louisville, Kentucky	5.90	23,007	Galvanizing Services

Montreal, QC Canada	4.44	85,000	Galvanizing Services
Acton, ON Canada	6.34	32,090	Galvanizing Services
Acton, ON Canada	4.08	24,180	Galvanizing Services
Halifax, NS Canada	2.91	33,832	Galvanizing Services
Fort Worth, Texas	—	(Leased) 41,000	Corporate Offices
*As previously discussed the Joliet, Illinois facility is currently being rebuilt as a result of the fire that occurred during fiscal 2013.
The following table sets forth information about the Company's principal facilities subsequently acquired in connection with the Company's acquisition of Aquilex SRO, as described in Note 15 of the Consolidated Financial Statements:

Location	Land/Acres	Buildings/Sq. Footage	Segment/Occupant
Norcross, Georgia	5.5	(Leased) 15,000	Electrical and Industrial Products and Services
Norcross, Georgia	11.0	(Leased) 161,229	Electrical and Industrial Products and Services
College Station, Texas	—	(Leased) 1,000	Electrical and Industrial Products and Services
Chanute, Kansas	—	(Leased) 5,000	Electrical and Industrial Products and Services
Tomball, Texas	—	(Leased) 1,000	Electrical and Industrial Products and Services
Spring, Texas	—	(Leased) 1,000	Electrical and Industrial Products and Services
Hawthorn Woods, Illinois	—	(Leased) 1,000	Electrical and Industrial Products and Services
York, Pennsylvania	—	(Leased) 4,855	Electrical and Industrial Products and Services
St. Petersburg, Florida	6.4	(Leased) 26,000	Electrical and Industrial Products and Services
Edmonton, AB Canada	—	(Leased) 17,680	Electrical and Industrial Products and Services
Hellevoetsluis, Netherlands	1.6	(Leased) 30,785	Electrical and Industrial Products and Services
Radom, Poland	—	(Leased) 56,000	Electrical and Industrial Products and Services
Osasaco, Brazil	—	(Leased) 1,000	Electrical and Industrial Products and Services

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock, $1.00 par value (“Common Stock”), is traded on the New York Stock Exchange under the symbol “AZZ”. The following table sets forth the high and low sales prices of our Common Stock on the New York Stock Exchange on a quarterly basis for each of the two fiscal years ended February 28, 2013 and February 29, 2012. All shares and earnings per share data has been adjusted to reflect our two for one stock split, effected in the form of a share dividend approved by the Board of Directors on June 28, 2012, and paid on July 30, 2012.

	Quarter Ended May 31,		Quarter Ended August 31,		Quarter Ended November 30,		Quarter Ended February 28, 29
Per Share	2012	2011	2012	2011	2012	2011	2013	2012
High	$27.32	$23.96	$33.60	$26.65	$40.66	$23.95	$45.49	$26.48
Low	$23.33	$20.42	$24.89	$20.07	$31.40	$18.60	$35.12	$20.83
Dividends Declared	0.125	0.125	0.125	0.125	0.14	0.125	0.14	0.125
The payment of dividends is within the discretion of our Board and is dependent on our earnings, capital requirements, operating and financial condition and other factors. We have paid dividends quarterly during each of fiscal 2013, fiscal 2012 and fiscal 2011. The total amount paid for dividends during fiscal 2013 was $13.4 million, compared to $12.6 million and $12.5 million during fiscal 2012 and 2011, respectively. We have a debt covenant with our lenders that restricts the amount of annual dividends to not exceed $15 million. On March 27, 2013, we entered into a new Credit Agreement with Bank of America, referenced in Note 10 of the Consolidated Financial Statements that restricts the amount of future annual dividends not to exceed $20 million. In the future, we expect to pay quarterly dividends similar to those paid in fiscal 2013.
In January of 2012, our Board authorized the repurchase of up to 10% of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the new authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization will be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. We did not repurchase any shares of Common Stock during the fiscal year ended February 28, 2013.
The approximate number of holders of record of our Common Stock at April 16, 2013 was 497. See Item 12 of this Report for information regarding securities authorized for issuance under equity compensation plans.

STOCK PRICE PERFORMANCE GRAPH
The following graph illustrates the five-year cumulative total return on investments in our Common Stock, the CRSP Index for NYSE Stock Market (U.S. Companies) and the CRSP Index for NYSE Stocks (SIC 5000-5099 US Companies). These indices are prepared by Zacks Investment Research, Inc. AZZ’s Common Stock is listed on The New York Stock Exchange and AZZ is engaged in two industry segments. The shareholder return shown below is not necessarily indicative of future performance. Total return, as shown, assumes $100 invested on February 28, 2008, in shares of AZZ Common Stock and each index, all with cash dividends reinvested. The calculations exclude trading commissions and taxes.
Comparison of Five Year-Cumulative Total Returns
Value of $100 Invested on February 28, 2008
For Fiscal Year Ended on the Last Day of February

Legend

Symbol	CRSP Total Returns Index for:	2/08	2/09	2/10	2/11	2/12	2/13
	AZZ incorporated	100.00	57.14	89.39	124.40	149.53	270.24
	CRSP Index for NYSE Stock Market (US Companies)	100.00	55.97	86.38	107.22	110.64	127.65
	CRSP Index for NYSE Stocks (SIC 5000-5099	100.00	53.95	96.60	127.03	144.67	160.79
	US Companies)
Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100.0 on 02/28/2008.
The equity compensation plan information required by this Item is incorporated herein by reference to the section titled “Equity Compensation Plan Information” in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

 Item 6.        Selected Financial Data.

	Fiscal Year
	2013 (a)	2012 (b)	2011 (c)	2010	2009 (d)
	(In thousands, except per share amounts)
Summary of operations:
Net sales	$570,594	$469,112	$380,649	$357,030	$412,364
Net income	60,456	40,736	34,963	37,728	42,206
Earnings per share:
Basic earnings per common share	$2.39	$1.62	$1.40	$1.54	$1.74
Diluted earnings per common share	2.37	1.61	1.39	1.51	1.72
Total assets	$694,205	$606,775	$566,525	$381,961	$354,715
Long-term debt	210,714	225,000	225,000	100,000	100,000
Total liabilities	360,271	319,166	310,507	154,095	167,604
Shareholders’ equity	333,934	287,609	256,018	227,866	187,112
Working capital	143,533	224,757	225,833	163,825	123,652
Cash provided by operating activities	$92,738	$64,065	$42,085	$82,588	$60,196
Capital expenditures	24,923	19,784	16,411	12,037	20,009
Depreciation & amortization	29,363	22,595	22,166	17,426	14,528
Cash dividend per common share	0.53	0.50	0.50	0.12	—
Weighted average shares outstanding	25,320	25,132	24,922	24,566	24,280

(a)
Includes the acquisition of NLI, on June 1, 2012, the acquisition of Galvcast on October 1, 2012 and the acquisition of G3 on January 2, 2013. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year ended February 28, 2013 compared to year ended February 29, 2012.

(b)
Includes the acquisition of Galvan, on February 1, 2012. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year ended February 29, 2012 compared to year ended February 28, 2011.

(c)	Includes the acquisition of NGA, on June 14, 2010.

(d)	Includes the acquisition of AAA Industries, Inc. on April 1, 2008 and Blenkhorn and Sawle Limited on July 1, 2008.

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
Overview
We operate two distinct business segments, the Electrical and Industrial Products and Services Segment and the Galvanizing Services Segment. The Electrical and Industrial Products and Services Segment serves the power generation, transmission and distribution markets and the general industrial market. As of February 28, 2013, the Galvanizing Services Segment consisted of thirty-five hot dip-galvanizing facilities located throughout the South, Midwest, East Coast and Southwest of the United States and in the Canadian provinces of Quebec, Ontario and Nova Scotia, that provide galvanizing services to the steel fabrication industry. References herein to fiscal years are to the twelve-month periods that end in February of the relevant calendar year. For example, the twelve-month period ended February 28, 2013 is referred to as “fiscal 2013” or “fiscal year 2013.”
For the fiscal year ended February 28, 2013, we recorded revenues of $570.6 million compared to the prior year’s revenues of $469.1 million. Approximately 41% of our revenues were generated from the Electrical and Industrial Products and Services Segment and approximately 59% were generated from the Galvanizing Services Segment. Net income for fiscal 2013 was $60.5 million compared to $40.7 million for fiscal 2012. Net income as a percentage of sales was 10.6% for fiscal 2013 as compared to 8.7% for fiscal 2012. Earnings per share increased by 47% to $2.37 per share for fiscal 2013 compared to $1.61 per share for fiscal 2012, on a diluted basis.
For fiscal 2013, quotation levels reflected only very modest improvement. While the book to ship ratio improved to over one to one towards the end of the year, we continue to see a slow release of orders, consistent with the slow pace of the economic recovery and an uncertain regulatory environment. This has impacted, and may continue to impact, our backlog. For the fourth quarter of fiscal 2013, the book to ship ratio of 104% further indicated modest growth considering our fourth quarter is traditionally our weakest quarter for incoming orders.
Results of Operations
Management believes that analyzing our revenue and operating income by segment is the most meaningful way to analyze our results of operations. Segment operating income for the Electrical and Industrial Products and Services and Galvanizing Services Segments consist of net sales less cost of sales, identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment. The other (income) expense items included in segment operating income are generally insignificant. For a reconciliation of segment operating income to pretax income, see Note 11 to the Consolidated Financial Statements.
Year ended February 28, 2013 compared with year ended February 29, 2012
Backlog
We ended fiscal 2013 with a backlog of $221.7 million, an increase of 60% as compared to fiscal 2012 ending backlog of $138.6 million. All ending backlog for fiscal 2013 relates to our Electrical and Industrial Products and Services Segment. Our book-to-ship ratio was 1.01 to 1 for fiscal 2013 as compared to 1.06 to 1 in the prior year. Incoming orders increased 15% for fiscal 2013 as compared to the same period last year. The acquisition of NLI contributed 13% of the 15% increase in incoming orders for fiscal 2013. When compared to the prior year, quotation levels reflected only very modest improvement. While the book to ship ratio improved to over one to one towards the end of the year, we continue to see a slow release of orders, consistent with the slow pace of the economic recovery and an uncertain regulatory environment.
The following table reflects bookings and shipments for fiscal 2013 and 2012.
Backlog Table
(In thousands)

	Period Ended		Period Ended
Backlog	2/29/2012	$138,621	2/28/2011	$108,379
Bookings		575,196		499,354
Acquired Backlog		78,491		—
Shipments		570,594		469,112
Backlog	2/28/2013	$221,714	2/29/2012	$138,621
Book to Ship Ratio		1.01		1.06

Revenues
Our consolidated revenues for fiscal 2013 increased by $101.5 million or 22%, as compared to fiscal 2012.
The following table reflects the breakdown of revenue by segment:

	2013	2012
	(In thousands)
Revenue:
Electrical and Industrial Products and Services	$233,555	$189,192
Galvanizing Services	337,039	279,920
Total Revenue	$570,594	$469,112
The Electrical and Industrial Products and Services Segment produces highly engineered specialty products supplied to the power generation, power transmission, power distribution and general industrial markets and lighting and tubular products to the industrial and petroleum markets. In addition, our Electrical and Industrial Products and Services Segment provides electrical and mechanical equipment and services enhancing the safety at nuclear facilities. The segment recorded revenues for fiscal 2013 of $233.6 million, an increase of 23% compared to fiscal 2012 revenues of $189.2 million. The increase in revenues for fiscal 2013 was mainly attributable to the acquisition of NLI. NLI contributed $45.3 million in revenues or 19% of the segment revenues for fiscal 2013. Without the acquisition of NLI, revenues for this segment remained essentially flat compared to fiscal 2012.

Our Galvanizing Services Segment, which consisted of thirty-five hot dip galvanizing facilities as of February 28, 2013, generated revenues of $337.0 million, a 20% increase from the prior year’s revenues of $279.9 million. Volume of steel processed for the fiscal year increased 24% and selling price decreased 4% for fiscal 2013 as compared to fiscal 2012. Our Canadian operations generated $23.1 million of this segment’s revenue for fiscal 2013, as compared to $.6 million in fiscal 2012. The $.6 million in revenues for fiscal 2012 reflects revenues earned from one month of operations from the acquisition of Galvan Metals. We acquired Galvan, GalvCast and G3 on February 1, 2012, October 1, 2012 and January 2, 2013, respectively. The Canadian operations, which include Galvan, Galvcast and G3, accounted for 27% of the increase in the total segment’s volume. Excluding revenues attributable to the acquisition of the Canadian subsidiaries, the remaining increase in revenues for the Galvanizing Services Segment reflects an increase in sales volumes by 17% and a decrease in selling price by 4% for fiscal 2013, as compared to fiscal 2012. The improved volumes reflect the improvement in the overall industrial sector of the general economy as well as a favorable product mix. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.
Segment Operating Income
Segment operating income for the Electrical and Industrial Products and Galvanizing Services Segments consisted of net sales less cost of sales, identifiable selling, general and administrative expenses, and other (income) expense items that were specifically identifiable to a segment. Operating income for the Electrical and Industrial Products and Services Segment increased $8.5 million, or 33%, for fiscal 2013, to $34.2 million as compared to $25.8 million for fiscal 2012. Operating margins for this segment were 15% for fiscal 2013 as compared to 14% for fiscal 2012. As previously stated the majority of the increase in operating income for this segment was a result of the acquisition of NLI. NLI contributed $6.5 million in operating income for fiscal 2013 or 19% of the segment's total operating income. Without the amortization of intangibles resulting from the acquisition of NLI, operating income for the segment would have been $39.3 million and operating margins would have been 17% for fiscal 2013. Operating profits and margins increased for the compared periods due to the acquisition of NLI combined with improved pricing as we continue to adhere to our strategy of generally not accepting orders with margins that fall below our target range. The acquisition of NLI resulted in amortization of intangibles at NLI in the amount of $5.1 million for the year ended February 28, 2013. Amortization expense as a result of the acquisition of NLI is projected to be $6.7 million for fiscal 2014, $6.0 million for fiscal 2015 and will drop to $3.7 million in fiscal 2016 as the amortization of the backlog will be complete.

Operating income for the Galvanizing Service Segment increased $14.8 million, or 20%, for fiscal 2013 to $87.8 million as compared to $73.0 million for the prior year. Operating margins were 26% for both fiscal 2013 and 2012, respectively. The increase in segment operating income was mainly attributable to the acquisition of Galvcast, Galvan and G3.

Operating margins for the year were adversely impacted by two non-recurring expenses incurred for the Galvanizing Service Segment. During the fourth quarter of fiscal 2013, the operations associated with our Wheeling, West Virginia facility were consolidated with the operations associated with our facility located in Canton, Ohio. In connection with the Wheeling facility, we recorded a loss of $1.3 million during the fourth quarter, negatively impacting operating margins due to relocation costs and impairment charges incurred as a result of the lease of the Wheeling facility. Also during the year, we recorded a loss of $3.7 million in connection with our Joliet, Illinois operation, related to the fire that occurred in April of 2012. These expenses are expected to continue for the first half of fiscal 2014. We anticipate a significant portion of these costs will be reimbursed through the business interruption insurance during fiscal 2014. Without these two non-recurring expenses pro forma operating margins for the year would have been 28%.
General Corporate Expense
General corporate expenses were $23.7 million for fiscal 2013 and $21.6 million for fiscal 2012. As a percentage of sales, general corporate expenses were 4.2% for fiscal 2013 as compared to 4.6% in fiscal 2012. Due to increased revenues for the compared periods, general corporate expenses as a percentage of sales decreased. During fiscal 2013 the Company expensed $1.7 million in acquisition costs related to the acquisitions of NLI, Galvcast and G3 made during fiscal 2013 as well as a portion of the acquisition expenses related to the acquisition of Aquilex SRO mentioned in Note 15 to the Consolidated Financial Statements. We anticipate incurring approximately $4 million in additional costs during the first quarter of fiscal 2014 as a result of the Aquilex SRO acquisition.
Interest
Interest expense for fiscal 2013 decreased 6% to $13.1 million as compared to $13.9 million in fiscal 2012. We had outstanding long-term debt of $210.7 million at the end of fiscal 2013 compared to $225 million at the end of fiscal 2012. Our long-term debt as a percentage of shareholders’ equity ratio was .63 to 1 at the end of fiscal 2013.

Net (Gain) On Insurance Settlement
For the year ended February 28, 2013, the Company received a portion of the insurance proceeds in the amount of $13.1 million for the fire that occurred on April 29, 2012, at our galvanizing facility in Joliet, Illinois. Based on a preliminary estimate of the damage sustained at the Joliet facility, a pretax asset write-off of approximately $4 million was recorded during the first quarter of fiscal 2013. The net gain on the insurance settlement of property, plant and equipment of $9.1 million has been recorded as an item under Net (Gain) Loss On Insurance Settlement or On Sale of Property, Plant and Equipment. During the same period last year the amount reflected was insignificant. Additionally, of the $13.1 million received, $1.5 million was allocated to cover the replacement costs of inventories lost as a result of the fire. We anticipate receiving additional insurance proceeds related to building and equipment losses from these claims in an amount ranging from $6 million to $12 million when all claims are settled.
Other (Income) Expense
For fiscal 2013 and 2012, the amounts in other (income) expense (see Note 11 to the Consolidated Financial Statements) were insignificant.
Provision For Income Taxes
The provision for income taxes reflected an effective tax rate of 36% for both fiscal 2013 and 2012.
Year ended February 29, 2012 compared with year ended February 28, 2011
Backlog
We ended fiscal 2012 with a backlog of $138.6 million, an increase of 28% as compared to fiscal 2011 ending backlog of $108.4 million. All ending backlog for fiscal 2012 related to our Electrical and Industrial Products and Services Segment. Our book-to-ship ratio was 1.06 to 1 for fiscal 2012 as compared to 1.0 to 1 in the prior year. Incoming orders increased 32% for fiscal 2012 as compared to the same period last year. In fiscal 2012, our backlog had favorable growth as a result of improved order intake in our served markets, with the power generation market showing the most significant improvement as compared to fiscal 2011. The fourth quarter of fiscal 2012 marked the fifth consecutive quarter with a book to ship ratio in excess of one to one.
The following table reflects bookings and shipments for fiscal 2012 and 2011.
Backlog Table
(In thousands)

	Period Ended		Period Ended
Backlog	2/28/2011	$108,379	2/28/2010	$109,918
Bookings		499,354		379,110
Shipments		469,112		380,649
Backlog	2/29/2012	$138,621	2/28/2011	$108,379
Book to Ship Ratio		1.06		1.00

Revenues
Our consolidated revenues for fiscal 2012 increased by $88.5 million or 23%, as compared to fiscal 2011.
The following table reflects the breakdown of revenue by segment:

	2012	2011
	(In thousands)
Revenue:
Electrical and Industrial Products and Services	$189,192	$162,600
Galvanizing Services	279,920	218,049
Total Revenue	$469,112	$380,649
The Electrical and Industrial Products and Services Segment produces highly engineered specialty products supplied to the power generation, power transmission, power distribution and general industrial markets and lighting and tubular products to the industrial and petroleum markets. The segment recorded revenues for fiscal 2012 of $189.2 million, an increase of 16% compared to fiscal

2011 revenues of $162.6 million. The increased revenues for fiscal 2012 resulted from higher demand from primarily the power generation market as compared to the same period last year. In addition, we completed some quick turn jobs in this segment in the first quarter of fiscal 2012.
Our Galvanizing Services Segment, which consisted of thirty-four hot dip galvanizing facilities as of February 29, 2012, generated revenues of $279.9 million, a 28% increase from the prior year’s revenues of $218.0 million. Volume of steel processed for the fiscal year increased 27% and selling price increased 1% for fiscal 2012 as compared to fiscal 2011. The acquisition of NGA generated $83.0 million of this segment’s revenue for fiscal 2012, as compared to $49.7 million in fiscal 2011. The $49.7 million in revenues for fiscal 2011 reflected revenues earned from nine months of operations from the acquisition date of June 14, 2010 through the end of fiscal 2011. The acquisition of NGA accounted for 58% of the increase in the total segment’s volume. Excluding the acquisition of NGA, volumes increased 15% and selling price increased 2% for fiscal 2012, as compared to fiscal 2011. The improved volumes reflected the improvement in the overall industrial sector of the general economy as well as increased revenues from electrical utility customers. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.
Segment Operating Income
Operating income for the Electrical and Industrial Products and Services Segment decreased $1.3 million, or 5%, for fiscal 2012, to $25.8 million as compared to $27.1 million for fiscal 2011. Operating margins for this segment were 14% for fiscal 2012 as compared to 17% for fiscal 2011. Operating margins were negatively impacted from less favorable pricing due to more competitive market conditions for the compared periods.

Operating income for the Galvanizing Service Segment increased $16.0 million, or 28%, for fiscal 2012 to $73.0 million as compared to $57.0 million for the prior year. Operating margins were 26% for both fiscal 2012 and 2011. Operating margins improved as a result of operating efficiencies and increased plant utilization but were offset by increased zinc costs for the compared periods.
General Corporate Expense
General corporate expenses were $21.6 million for fiscal 2012 and $21.5 million for fiscal 2011. As a percentage of sales, general corporate expenses were 4.6% for fiscal 2012 as compared to 5.6% in fiscal 2011. The percentage of sales to general corporate expenses were higher in fiscal 2011 due to the expenses of $1.9 million in acquisition costs related to the NGA acquisition. During the fourth quarter of fiscal 2012, acquisition expenses of $.5 million were incurred in connection with the Galvan acquisition.
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
Provision For Income Taxes
The provision for income taxes reflected an effective tax rate of 36% for both fiscal 2012 and 2011. As a result of the Galvan asset acquisition on February 1, 2012, we were able to decrease a valuation allowance for a Canadian net operating loss carry forward during the fourth quarter of fiscal 2012.
Liquidity and Capital Resources
We have historically met our cash needs through a combination of cash flows from operating activities along with bank and long term borrowings. Our cash requirements are generally for operating activities, cash dividend payments, capital improvements, debt repayment, letters of credit and acquisitions. We believe that working capital, funds available under our credit agreement, and funds generated from operations should be sufficient to finance anticipated operational activities, dividends, capital improvements, and payment of debt and possible future acquisitions during fiscal 2014. In connection with the fire at our Joliet, Illinois facility, in fiscal 2014 we estimate making approximately $21.8 million in capital expenditures related to the rebuilding of that facility. We expect to be reimbursed for a portion of this capital outlay as a result of the insurance settlement.

Our operating activities generated cash flows of approximately $92.7 million for the fiscal year ended February 28, 2013 and $64.1 million in the prior fiscal year. Cash flow from operations for the fiscal year ended February 28, 2013 included net income in the amount of $60.5 million, depreciation and amortization in the amount of $29.4 million, and other adjustments to reconcile net income to net cash in the amount of ($1.0) million. Included in other adjustments were provisions for bad debt in the amount of $0.4 million, deferred income taxes in the amount of $3.4 million, gain or loss on insurance settlement or the sale of assets in the amount of ($8.3) million, and non-cash adjustments in the amount of $3.5 million. Negative cash flow was recognized due to increased receivables, inventories and prepaids in the amount of $11.6 million, $4.5 million and $2.2 million, respectively. Positive cash flow was recognized due to decreased revenue in excess of billings in the amount of $1.9 million, and increased accounts payables and other accrued liabilities in the amount of $1.0 million and $19.3 million, respectively. Accounts receivable average days outstanding were 50 days for the fiscal year ended February 28, 2013, as compared to 48 days for the fiscal year ended February 29, 2012.

Our working capital was $143.5 million at February 28, 2013, as compared to $224.8 million at February 29, 2012. The major reduction in working capital was a result of our acquisition activity in fiscal 2013.
During fiscal 2013, capital improvements were made in the amount of $24.9 million. The breakdown of capital spending by segment for fiscal 2013, 2012 and 2011 can be found in Note 11 to the Consolidated Financial Statements.
We received sales or insurance proceeds for property and equipment in the amount of $11.8 million and proceeds from the exercise of stock options and stock appreciation rights, and related tax benefits in the amount of $1.3 million. A quarterly cash dividend was paid throughout fiscal 2013 which totaled $13.4 million.
On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (as subsequently amended, the “Previous Credit Agreement”) with Bank of America, N.A. (“Bank of America”). The Previous Credit Agreement provided for a $125 million unsecured revolving line of credit maturing on October 1, 2017. The Previous Credit Agreement was used to provide for working capital needs, capital improvements, future acquisitions and letter of credit needs.
On March 27, 2013, we entered into a new Credit Agreement (the “Credit Agreement”) with Bank of America and other lenders. The Credit Agreement replaced the Previous Credit Agreement, which terminated effective March 27, 2013, and provides for a $75 million term facility and a $225 million revolving credit facility, subject to a $75 million “accordion” feature. The Credit Agreement is used to provide for working capital needs, capital improvements, future acquisitions and letter of credit needs. The Credit Agreement provides for an applicable margin on the revolving credit facility ranging from 1.0% to 2.0% over the Eurodollar Rate and Commitment Fees ranging from .20% to .30% depending on our Leverage Ratio. The $75 million term facility requires quarterly principal and interest payments commencing on June 30, 2013 and matures on March 27, 2018.
The Credit Agreement provides various financial covenants requiring us, among other things, to a) maintain on a consolidated basis net worth equal to at least the sum of $230 million, plus 50% of future net income, b) maintain on a consolidated basis a Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.25:1.0, c) maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.75:1.0 and d) not to make Capital Expenditures (as defined in the Credit Agreement) on a consolidated basis in an amount in excess of $60 million during the fiscal year ended February 28, 2014 and $50 million during any subsequent fiscal year.
At February 28, 2013 and February 29, 2012, we had no outstanding debt against the revolving credit facility provided under the Previous Credit Agreement. As of February 28, 2013, we had letters of credit outstanding under the Previous Credit Agreement in the amount of $13.9 million, which left approximately $111.1 million of additional credit available under the Previous Credit Agreement. The Credit Agreement provides for the assumption of these letters of credit, and these letters of credit, together with any additional letters of credit that became effective after February 28, 2013, reduce the available credit under the Credit Agreement.
On March 31, 2008, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which the Company issued $100 million aggregate principal amount of its 6.24% unsecured Senior Notes (the “2008 Notes”) due March 31, 2018 through a private placement (the “2008 Note Offering”). Pursuant to the Note Purchase Agreement, the Company's payment obligations with respect to the 2008 Notes may be accelerated upon any Event of Default, as defined in the Note Purchase Agreement. In connection with the 2008 Note Offering, the Company obtained the consent of Bank of America to the 2008 Note Offering and the agreement of Bank of America that the 2008 Note Offering will not constitute a default under the Credit Agreement.
The Company entered into an additional Note Purchase Agreement on January 21, 2011 (the “2011 Agreement”), pursuant to which the Company issued $125 million aggregate principal amount of its 5.42% unsecured Senior Notes (the “2011 Notes”), due in January of 2021, through a private placement (the “2011 Note Offering”). Pursuant to the 2011 Agreement, the Company's payment obligations with respect to the 2011 Notes may be accelerated under certain circumstances. In connection with the 2011 Note Offering, the Company obtained the consent of Bank of America to the 2011 Note Offering and the agreement of Bank of America that the 2011 Note Offering will not constitute a default under the Credit Agreement.

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
As of February 28, 2013, the Company is in compliance with all of its debt covenants.

On October 28, 2011, the Company entered into a Private Shelf Agreement by and among the Company, Prudential Investment Management, Inc. (“Prudential”) and the other purchasers identified therein (the “Private Shelf Agreement”), pursuant to which the Company may issue and sell, through one or more private placement transactions, up to $100 million aggregate principal amount of Senior Notes (the “Shelf Notes”) with interest rates to be agreed upon by the Company and Prudential immediately prior to each issuance and sale of Shelf Notes (each, a “Note Offering” and together, the “Note Offerings”). Pursuant to the Private Shelf Agreement, the Company's payment obligations with respect to the Shelf Notes may be accelerated upon any Event of Default, as defined in the Private Shelf Agreement. Under the terms of the Credit Agreement, undertaking the Note Offerings will not otherwise constitute a default under the Credit Agreement. The Company has not undertaken any Note Offerings under the Private Shelf Agreement.
Our current ratio (current assets/current liabilities) was 2.20 to 1 at the end of fiscal 2013, as compared to 3.88 to 1 at the end of fiscal 2012. Shareholder equity grew 16.1% during fiscal 2013 to $333.9 million. At the end of fiscal 2013, we had $210.7 million in long-term debt outstanding and our long-term debt as a percentage to shareholders’ equity ratio was .63 to 1.
Historically, we have not experienced a significant impact on our operations from increases in general inflation other than for specific commodities. We have exposure to commodity price increases in both segments of our business, primarily copper, aluminum and steel in the Electrical and Industrial Products and Services Segment, and zinc and natural gas in the Galvanizing Services Segment. We attempt to minimize these increases through escalation clauses in customer contracts for copper, aluminum and steel, when market conditions allow and through protective caps and fixed contract purchases on zinc. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process and through increases in prices where competitively feasible. Many economists predict increased inflation in coming years due to U.S. and international monetary policies, and there is no assurance that inflation will not impact our business in the future.
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
Contractual Commitments
The following summarizes the Company’s operating leases, debt and interest payments for the next five years and thereafter.

	Operating Leases	Long-Term Debt	Interest	Total
	(In thousands)
2014	$4,316	$14,286	$11,678	$30,280
2015	4,071	14,286	10,786	29,143
2016	3,766	14,286	9,895	27,947
2017	3,547	14,286	9,004	26,837
2018	2,895	14,286	8,112	25,293
Thereafter	6,014	139,284	20,771	166,069
Total	$24,609	$210,714	$70,246	$305,569

Commodity pricing
The Company manages its exposures to commodity prices through the use of the following:
In the Electrical and Industrial Products and Services Segment, we have exposure to commodity pricing for copper, aluminum and steel. Because the Electrical and Industrial Products and Services Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses in customer contracts, although during difficult market conditions these escalation clauses may not be obtainable. In addition, we attempt to enter into firm pricing contracts with our vendors on material at the time we receive orders from our customers to minimize risk.
In the Galvanizing Services Segment, we utilize contracts with our zinc suppliers that include protective caps and fixed cost contracts to mitigate rising zinc prices. We also secure firm pricing for natural gas supplies with individual utilities when possible. Management believes these agreements ensure adequate supplies and partially offset exposure to commodity price swings.
We have no contracted commitments for any other commodity items including steel, aluminum, natural gas, copper, zinc or any other commodity, except for those entered into under the normal course of business.
Other
At February 28, 2013, the Company had outstanding letters of credit in the amount of $13.9 million. These letters of credit are issued to a portion of the Company’s customers in our Electrical and Industrial Products and Services Segment to cover any potential warranty costs and are issued in lieu of performance and bid bonds. In addition, as of February 28, 2013, a warranty reserve in the amount of $2.1 million has been established to offset any future warranty claims.
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

Accruals for Contingent Liabilities - The amounts we record for estimated claims, such as self insurance programs, warranty, environmental and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience and other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than what we estimate. In connection with our acquisition of NLI, we may be obligated to make an additional payment of up to $20 million based on the future financial performance of the NLI business. The net present value of this additional payment, which is subject to the terms and conditions of the asset purchase agreement we entered into in connection with this acquisition, was $8.5 million as of February 28, 2013, and is reflected as a long-term liability. The net present value was calculated by determining a probability of potential payout which was then discounted by the cost of money over the life of the agreement.
Revenue Recognition – Revenue is recognized for the Electrical and Industrial Products and Services Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting for electrical products built to customer specifications under long term contracts. We typically recognize revenue for the Galvanizing Service Segment at completion of the service unless we specifically agree with the customer to hold its material for a predetermined period of time after the completion of the galvanizing process and, in that circumstance, we invoice and recognize revenue upon shipment. Customer advanced payments presented in the balance sheets arise from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion. Contract costs include direct labor and material and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.
Impairment of Long-Lived Assets, Identifiable Intangible Assets and Goodwill – We record impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment losses on long-lived assets are measured based on the excess of the carrying amount over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. A significant change in events, circumstances or projected cash flows could result in an impairment of long-lived assets, including identifiable intangible assets. An annual impairment test of goodwill is performed in the fourth quarter of each fiscal year. The test is calculated using the anticipated future cash flows after tax from our operating segments. Based on the present value of the future cash flows, we will determine whether impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market, changes in economic conditions of these various markets, raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies. Our testing concluded goodwill was not reasonably likely to be impaired.
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
New Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will enhance comparability between entities that report under GAAP and those that report under International Financial Reporting Standards (“IFRS”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company’s interim and annual periods beginning after

December 15, 2011 and must be applied retrospectively. Since this new guidance is in regards to presentation, it had no impact on financial position or results from operations.
In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). This update is intended to simplify goodwill impairment testing by adding an optional qualitative review step to assess whether the required quantitative impairment analysis that exists under current GAAP is necessary. Under the amended rule, a company will not be required to calculate the fair value of a reporting unit that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not (a likelihood of more than 50 percent) that the fair value of that reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed. If not, goodwill is deemed not impaired and no further testing is required until the next annual test date, unless conditions or events before that date raise concerns of potential impairment. The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. ASU 2011-08 is effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material effect on the Company's financial position or results of operations.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.
Market risk affecting our operations results primarily from changes in interest rates and commodity prices. We have only limited involvement with derivative financial instruments and are not a party to any leveraged derivatives.
In the Electrical and Industrial Products and Services Segment, we have exposure to commodity pricing for copper, aluminum, and steel. Increases in price for these items are normally managed through escalation clauses in our customer’s contracts, although during difficult market conditions customers may resist these escalation clauses. In addition, we attempt to enter into firm pricing contracts with our vendors on material at the time we receive orders from our customers to minimize risk. We manage our exposures to commodity prices, primarily zinc used in our Galvanizing Services Segment, by utilizing agreements with zinc suppliers that include protective caps and fixed contracts to guard against escalating commodity prices. We also secure firm pricing for natural gas supplies with individual utilities when possible. We believe these agreements ensure adequate supplies and partially offset exposure to commodity price escalation.
As of the end of fiscal 2013, the Company had exposure to foreign currency exchange related to our operations in Canada and China. Following the closing of the acquisition of Aquilex SRO, as described in Note 15 to the Consolidated Financial Statements, the Company has additional exposure to foreign currency exchange related to the operations of the subsidiaries of Aquilex SRO in Brazil, Poland and the Netherlands.
We do not believe that a hypothetical change of 10% of the interest rate or currency exchange rate that are currently in effect or a change of 10% of commodity prices would have a significantly adverse effect on our results of operations, financial position, or cash flows as long as we are able to pass along the increases in commodity prices to our customers. However, there can be no assurance that either interest rates, exchange rates or commodity prices will not change in excess of the 10% hypothetical amount or that we would be able to pass along rising costs of commodity prices to our customers, which could have an adverse effect on our results of operations, financial position, and cash flows if we are unable to pass along these increases to our customers.

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
The Report of Management Regarding Internal Control Over Financial Reporting is included on page 29.
BDO USA LLP, an independent registered public accounting firm and our independent auditor, has issued an audit report on our internal controls over financial reporting which is included on pages 30.
Changes in Internal Controls Over Financial Reporting
There has not been any change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.        Other Information.
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.
The information required by this item with regard to executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
Information regarding directors of AZZ required by this Item is incorporated by reference to the section entitled “Election of Directors” set forth in the Proxy Statement for our 2013 Annual Meeting of Shareholders.
The information regarding compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement for our 2013 Annual Meeting of Shareholders.
Information regarding our audit committee financial experts and code of ethics and business conduct required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Proxy Statement for our 2013 Annual Meeting of Shareholders.
No director or nominee for director has any family relationship with any other director or nominee or with any executive officer of our company.

Item 11.        Executive Compensation.
The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Fees Paid to Directors” set forth in our Proxy Statement for our 2013 Annual Meeting of Shareholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management” set forth in the Proxy Statement for our 2013 Annual Meeting of Shareholders.
Equity Compensation Plan
The following table provides a summary of information as of February 28, 2013, relating to our equity compensation plan in which our Common Stock is authorized for issuance.
Equity Compensation Plan Information:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders (1)	439,863(2)	$19.12	810,267(3)
Total	439,863	$19.12	810,267

(1)	Consists of the Amended and Restated 2005 Long-Term Incentive Plan. See Note 9, “Stock Options” to our “Notes to Consolidated Financial Statements” for further information.

(2)	The average term of outstanding options and stock appreciation rights is 4.71 years.

(3)	Consists of 810,267 shares remaining available for future issuance under the Amended and Restated 2005 Long-Term Incentive Plan.

Description of Other Plans for the Grant of Equity Compensation
Long Term Incentive Plan
The description of the 2005 Long Term Incentive Plan provided in Note 9 to the financial statements included in this Annual Report on Form 10-K are incorporated by reference under this Item.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” set forth in the Proxy Statement for our 2013 Annual Meeting of Shareholders.

Item 14.        Principal Accountant Fees and Services
Information required by this Item is incorporated by reference to the sections entitled “Other Business – Independent Auditor Fees” and “Other Business – Pre-approval of Non-audit Fees” set forth in our Proxy Statement for our 2013 Annual Meeting of Shareholders.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

A.     Financial Statements

1.	The financial statements filed as a part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” on page 28.

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts and Reserves filed as a part of this Annual Report on Form 10-K is listed in the “Index to Consolidated Financial Statements” on page 28.
Schedules and compliance information other than those referred to above have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

B.    Exhibits Required by Item 601 of Regulation S-K
A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this Annual Report on Form 10-K is set forth in the Index to Exhibits beginning on page 56, which immediately precedes such exhibits.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 4/29/2013	By: /s/ David H. Dingus
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

Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was effective as of February 28, 2013. The effectiveness of our internal control over financial reporting as of February 28, 2013, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their attestation report included herein. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NLI, whose acquisition was completed on June 1, 2012, Galvcast, whose acquisition was completed on October 1, 2012 and G3, acquired on January 2, 2013. The assets acquired from NLI constituted approximately 18% of our total assets as of February 28 2013, and this acquisition resulted in revenues and net income constituting 8% and 7% of our total revenues and net income, respectively, for the year then ended. The assets acquired from Galvcast constituted approximately 2% of our total assets as of February 28, 2013, and this acquisition resulted in revenues and net income constituting 2% for both of our total revenues and net income for the year then ended. The assets acquired from G3 constituted approximately 1% of our total assets as of February 28 2013, and this acquisition resulted in revenues and net income constituting 0.11% and 0.13% of our total revenues and net income, respectively, for the year then ended.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
AZZ incorporated
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of AZZ incorporated as of February 28, 2013 and February 29, 2012 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 2013. Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. We have also audited AZZ incorporated's internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AZZ incorporated's management is responsible for these financial statements, financial statement schedule, maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements, financial statement schedule and to express an opinion on the company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AZZ incorporated as of February 28, 2013 and February 29, 2012 and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, AZZ incorporated maintained, in all material respects, effective internal control over financial reporting as of February 28, 2013, based on the COSO criteria.

Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Nuclear Logistics, Inc. (NLI), whose acquisition was completed on June 1, 2012, Galvcast Manufacturing, Inc. (Galvcast), whose acquisition was completed on October 1, 2012 and G3 Galvanizing Limited (G3), whose acquisition was completed on January 2, 2013. Such companies are included in the consolidated balance sheet of AZZ incorporated as of February 28, 2013 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. NLI constituted approximately 18% of the Company's total assets as of February 28, 2013 and 8% and 7% of revenues and net income, respectively, for the year then ended. Galvcast constituted approximately 2% of the Company's total assets as of February 28, 2013 and 2% of revenues and net income for the year then ended. G3 constituted approximately 1% of the Company's total assets as of February 28, 2013 and 0.11% and 0.13% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the companies acquired because of the timing of the acquisitions. Our audit of internal control over financial reporting of AZZ incorporated also did not include an evaluation of the internal control over financial reporting of NLI, Galvcast and G3.
/S/ BDO USA, LLP
Dallas, Texas
April 29, 2013

AZZ incorporated
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended
	February 28, 2013	February 29, 2012	February 28, 2011
Net Sales	$570,594,238	$469,112,410	$380,649,407
Costs And Expenses
Cost of Sales	406,421,677	344,525,516	273,006,712
Selling, General and Administrative	66,188,575	48,864,886	46,645,119
Interest Expense	13,072,605	13,939,149	7,730,556
Net Loss (Gain) On Sale of Property, Plant and Equipment, and Insurance Proceeds	(8,302,770)	166,183	(75,054)
Other Expense (Income) - net	(1,154,682)	(2,024,229)	(1,615,942)
	476,225,405	405,471,505	325,691,391
Income Before Income Taxes	94,368,833	63,640,905	54,958,016
Income Tax Expense	33,912,627	22,905,109	19,995,375
Net Income	$60,456,206	$40,735,796	$34,962,641
Earnings Per Common Share
Basic Earnings Per Share	$2.39	$1.62	$1.40
Diluted Earnings Per Share	$2.37	$1.61	$1.39
Weighted average number common shares	25,320,147	25,131,754	24,922,700
Weighted average number common shares and potentially dilutive common shares	25,560,594	25,362,120	25,201,308
See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended
	February 28, 2013	February 29, 2012	February 28, 2011

Net Income	$60,456,206	$40,735,796	$34,962,641
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments
Unrealized Translation Gains (Losses)	(4,439,087)	438,148	1,055,071
Interest Rate Swap, Net of Income Tax of $29,205, $29,205 and ($292,046), respectively.	(54,237)	(54,237)	537,850
Other Comprehensive Income (Loss)	(4,493,324)	383,911	1,592,921
Comprehensive Income	$55,962,882	$41,119,707	$36,555,562
See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED BALANCE SHEETS

Assets	February 28, 2013	February 29, 2012
Current assets:
Cash and cash equivalents	$55,597,751	$143,302,666
Accounts receivable, net of allowance for doubtful accounts of $1,000,000 and $898,000 in 2013 and 2012, respectively	97,857,193	74,647,303
Inventories	82,330,926	60,281,130
Costs and estimated earnings in excess of billings on uncompleted contracts	12,878,068	14,038,161
Deferred income tax assets	7,615,525	7,654,781
Prepaid expenses and other	6,152,476	2,811,858
Total current assets	262,431,939	302,735,899
Property, plant, and equipment, at cost:
Land	16,007,166	13,304,574
Buildings and structures	101,109,332	91,024,990
Machinery and equipment	133,636,597	119,656,204
Furniture, fixtures, software and computers	16,401,547	14,562,584
Automotive equipment	2,219,829	1,831,698
Construction in progress	5,555,208	2,623,589
	274,929,679	243,003,639
Less accumulated depreciation	(120,453,459)	(107,176,936)
Net property, plant, and equipment	154,476,220	135,826,703
Goodwill	171,886,270	121,383,863
Intangibles and other assets	105,410,385	46,828,100
Total Assets	$694,204,814	$606,774,565

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED BALANCE SHEETS (Continued)

Liabilities and Shareholders’ Equity	February 28, 2013	February 29, 2012
Current liabilities:
Accounts payable	$28,921,539	$24,401,194
Income tax payable	568,722	998,496
Accrued salaries and wages	11,013,779	7,988,594
Other accrued liabilities	14,811,126	12,749,283
Customer advance payment	39,168,672	11,267,525
Profit sharing	8,360,000	5,300,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,769,656	987,771
Long-term debt due within one year	14,285,714	14,285,714
Total current liabilities	118,899,208	77,978,577
Long-term accrued liability due after one year	8,539,278	—
Long-term debt due after one year	196,428,571	210,714,286
Deferred income tax liabilities	36,403,283	30,472,937
Total liabilities	$360,270,340	$319,165,800
Commitments and Contingencies
Shareholders’ equity:
Common Stock, $1 par value; 50,000,000 shares authorized; 25,376,967 shares issued at February 28, 2013 and 25,218,320 at February 29, 2012	25,376,967	25,218,320
Capital in excess of par value	17,653,912	14,200,811
Retained earnings	294,092,945	247,059,938
Accumulated other comprehensive income (loss)	(3,189,350)	1,303,974
Less Common Stock held in treasury, at cost (0 shares at February 28, 2013 and 53,090 shares at February 29, 2012)	—	(174,278)
Total shareholders’ equity	333,934,474	287,608,765
Total liabilities and Shareholders’ Equity	$694,204,814	$606,774,565
See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	February 28, 2013	February 29, 2012	February 28, 2011
Cash flows from operating activities:
Net income	$60,456,206	$40,735,796	$34,962,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,364,557	18,854,644	18,929,017
Amortization	9,998,590	3,740,043	3,237,065
Non-cash compensation expense	3,175,050	2,927,917	3,146,002
Non-cash interest expense	286,934	320,209	332,424
Provision for doubtful accounts	446,158	360,607	228,959
Deferred income tax expense (benefit)	3,365,810	2,504,754	(3,383,086)
Net (gain) loss on insurance settlement or sale of property, plant and equipment	(8,302,770)	166,183	(75,054)
Effects of changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(11,599,297)	(11,211,943)	(1,268,799)
Inventories	(4,453,680)	307,481	(11,291,056)
Prepaid expenses and other assets	(2,244,366)	(1,463,003)	303,161
Net change in billings related to costs and estimated earnings on uncompleted contracts	1,941,978	2,702,342	(6,192,210)
Accounts payable	957,646	2,420,530	2,653,172
Other accrued liabilities and income taxes	19,344,797	1,699,268	503,119
Net cash provided by operating activities	92,737,613	64,064,828	42,085,355
Cash flows from investing activities:
Proceeds from the sale or insurance settlement of property, plant and equipment	11,838,811	300,859	235,303
Acquisition of subsidiaries, net of cash acquired	(137,057,680)	(27,362,834)	(104,091,416)
Purchases of property, plant and equipment	(24,922,987)	(19,783,755)	(16,410,874)
Net cash used in investing activities	(150,141,856)	(46,845,730)	(120,266,987)

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the years ended
	February 28, 2013	February 29, 2012	February 28, 2011
Cash flows from financing activities:
Proceeds from long-term debt	—	—	125,000,000
Debt acquisition costs	(100,000)	—	(1,254,002)
Tax benefits from stock options exercised	1,283,240	199,427	895,838
Proceeds from exercise of stock options and stock appreciation rights	15,781	48	379,955
Proceeds on revolving loan	—	—	12,000,000
Payments on revolving loan	—	—	(12,000,000)
Payments on long-term debt	(18,135,866)	—	(7,300,000)
Proceeds from settlement of derivative	—	—	834,416
Cash dividends paid	(13,423,199)	(12,565,821)	(12,466,812)
Net cash provided by (used in) financing activities	(30,360,044)	(12,366,346)	106,089,395
Effect of exchange rate changes on cash	59,372	60,077	(124,955)
Net increase (decrease) in cash and cash equivalents	(87,704,915)	4,912,829	27,782,808
Cash and cash equivalents at beginning of year	143,302,666	138,389,837	110,607,029
Cash and cash equivalents at end of year	$55,597,751	$143,302,666	$138,389,837
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$13,107,744	$13,569,583	$6,645,354
Income taxes	$30,967,378	$21,627,112	$13,849,749
See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balance at February 28, 2010	25,218,320	$25,218,320	$8,174,206	$196,394,134	$(672,858)	$(1,247,764)	$227,866,038
Exercise of stock options			146,241			233,714	379,955
Stock compensation			3,111,430			34,572	3,146,002
Stock issued for SARs			(1,316,946)			310,344	(1,006,602)
Employee Stock Purchase Plan			521,093			126,799	647,892
Federal income tax deducted on stock options			895,838				895,838
Cash dividend paid				(12,466,812)			(12,466,812)
Net income				34,962,641			34,962,641
Foreign currency translation					1,055,071		1,055,071
Interest rate swap, net of ($292,046) of income tax					537,850		537,850
Balance at February 28, 2011	25,218,320	$25,218,320	$11,531,862	$218,889,963	$920,063	$(542,335)	$256,017,873
Exercise of stock options			8,150			(8,102)	48
Stock compensation			2,893,345			34,572	2,927,917
Restricted Stock Units			(90,996)			12,999	(77,997)
Stock issued for SARs			(981,519)			205,839	(775,680)
Employee Stock Purchase Plan			640,542			122,749	763,291
Federal income tax deducted on stock options			199,427				199,427
Cash dividend paid				(12,565,821)			(12,565,821)
Net income				40,735,796			40,735,796
Foreign currency translation					438,148		438,148
Interest rate swap, net of $29,205 of income tax					(54,237)		(54,237)
Balance at February 29, 2012	25,218,320	$25,218,320	$14,200,811	$247,059,938	$1,303,974	$(174,278)	$287,608,765
Exercise of stock options	7,488	7,488	8,293			—	15,781
Stock compensation	14,000	14,000	3,161,050			—	3,175,050
Restricted Stock Units			(516,916)			103,537	(413,379)
Stock issued for SARs	89,662	89,662	(1,296,943)			15,362	(1,191,919)
Employee Stock Purchase Plan	47,497	47,497	814,377			55,379	917,253
Federal income tax deducted on stock options			1,283,240				1,283,240
Cash dividend paid				(13,423,199)			(13,423,199)
Net income				60,456,206			60,456,206
Foreign currency translation					(4,439,087)		(4,439,087)
Interest rate swap, net of $29,205 of income tax					(54,237)		(54,237)
Balance at February 28, 2013	25,376,967	$25,376,967	$17,653,912	$294,092,945	$(3,189,350)	$—	$333,934,474
See accompanying notes to the consolidated financial statements.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of significant accounting policies
Organization-AZZ incorporated (the “Company” “AZZ” or “We”) operates primarily in the United States of America and Canada and has recently begun operating, through the acquisition of Aquilex SRO as described in Note 15 below, in Brazil, Poland and the Netherlands. Information about the Company's operations by segment is included in Note 11 to the consolidated financial statements.
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
The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States and Canada and the Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s banking relationships. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash and cash equivalents. The majority of cash equivalents are invested in Treasury Funds.
Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s diversity by virtue of two operating segments, the number of customers, and the absence of a concentration of trade accounts receivable in a small number of customers. The Company performs continuous evaluations of the collectability of trade accounts receivable and allowance for doubtful accounts based upon historical losses, economic conditions and customer specific events. After all collection efforts are exhausted and an account is deemed uncollectible, it is written off against the allowance for doubtful accounts. The Company’s balances written off, net of recoveries, in fiscal 2013, 2012 and 2011 were approximately $344,000, $183,000 and $327,000, respectively. Collateral is usually not required from customers as a condition of sale.
Revenue recognition—The Company recognizes revenue for the Electrical and Industrial Products and Services Segment upon transfer of title and risk to customer or based upon the percentage-of-completion method of accounting for electrical products built to customer specifications under long-term contracts. We typically recognize revenue for the Galvanizing Services Segment at completion of the service unless we specifically agree with the customer to hold its material for a predetermined period of time after the completion of the galvanizing process and, in that circumstance, we invoice and recognize revenue upon shipment. Customer advanced payments presented in the balance sheets arise from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion. Contract costs include direct labor and material and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred.

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
Inventories—Cost is determined principally using a weighted-average method for the Electrical and Industrial Products and Services Segment and the first-in-first-out (FIFO) method for the Galvanizing Services Segment.
Property, plant and equipment—For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Buildings and structures	10-25 years
Machinery and equipment	3-15 years
Furniture and fixtures	3-15 years
Automotive equipment	3 years
Maintenance and repairs are charged to expense as incurred; renewals and betterments that significantly extend the useful life of the asset are capitalized.
Long-lived assets, intangible assets and goodwill—Purchased intangible assets included on the balance sheets are comprised of customer lists, backlogs, engineering drawings and non-compete agreements. Such intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from two to fifteen years. The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than their carrying amount. In those situations, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset’s fair value. For goodwill, the Company performs an annual impairment test on December 31st each year or as indicators are present. The test is calculated using the anticipated future cash flows after tax from our operating segments. Based on the present value of the future cash flows, we determine whether impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies. As of February 28, 2013, no impairment of long-lived assets, intangible assets or goodwill was determined.
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

Financial instruments —Fair value is an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Hierarchy Levels 1, 2, or 3 are terms for the priority of inputs to valuation techniques used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs other than quoted prices included with Level 1 that are directly or indirectly observable for the asset or liability. Hierarchy Level 3 inputs are inputs that are not observable in the market.
The Company’s financial instruments consist of cash and cash equivalents and long-term debt. For fiscal 2013 and 2012 the fair value of our outstanding notes, as described in Note 10 to the Consolidated Financial Statements, was approximately $206.9 million and $223.8 million, respectively. These fair values were determined using the discounted cash flow at the market rate as well as the applicable market interest rates classified as Level 2 inputs. During fiscal 2013 a principal payment was made in the amount of $14.3 million related to the $100 million unsecured Senior Notes due March 31, 2018, which accounts for a portion of the decrease in fair value for the compared periods in conjunction with lower projected interest rates.
Derivative financial instruments—From time to time, the Company uses derivatives to manage interest rate risk. The Company’s policy is to use derivatives for risk management purposes only, which includes maintaining the ratio between the Company’s fixed and floating rate debt obligations that management deems appropriate, and prohibits entering into such contracts for trading purposes. The Company enters into derivatives only with counterparties (primarily financial institutions) which have substantial financial wherewithal to minimize credit risk. As the result of the recent global financial crisis, a number of financial institutions have failed or required government assistance, and counterparties considered substantial may develop credit risk. The amount of gains or losses from the use of derivative financial instruments has not been and is not expected to be material to the Company’s consolidated financial statements. As of February 28, 2013, the Company had no derivative financial instruments.
Warranty reserves—Within other accrued liabilities, a reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products. Management periodically reviews the reserves, and adjustments are made accordingly. A provision for warranty on products is made on the basis of the Company’s historical experience and

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship.
The following is a roll-forward of amounts accrued for warranties (in thousands):

Balance at February 28, 2010	$2,797
Warranty costs incurred	(2,821)
Additions charged to income	2,510
Balance at February 28, 2011	$2,486
Warranty costs incurred	(2,394)
Additions charged to income	1,578
Balance at February 29, 2012	$1,670
Warranty costs incurred	(2,026)
Additions charged to income	2,429
Balance at February 28, 2013	$2,073
Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.
On January 21, 2011, we entered into an additional Note Purchase Agreement, (the “2011 Agreement”) and incurred fixed rate, long-term indebtedness of $125 million in relation to the 2011 Agreement. See note 10 to the Consolidated Financial Statements. In anticipation of the issuance of Senior Notes thereunder, we entered into a treasury lock hedging transaction with Bank of America Merrill Lynch (“BAML) in order to eliminate the variability of cash flows on the forecasted fixed rate coupon of the debt during the pre-issuance period. The hedging transaction settled during the Company’s third fiscal quarter of fiscal 2011, and the Company received a payment from BAML in the amount of $834,416 resulting therefrom. The notional value of the hedge was $75 million and qualified for hedge accounting as a cash flow hedge. The gain on the settlement was recorded as a component of Accumulated Other Comprehensive Income and will be amortized to interest expense over the life of the 10 year loan. Amortization for interest expense was recorded in the amount of $83,442 for fiscal 2012 and 2013.
Accumulated other comprehensive income also includes foreign currency translation adjustments from our Canadian subsidiaries consisting of Blenkhorn and Sawle, Galvan, Galvcast and G3.
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
Long-Term Contingent Liability— In connection with our acquisition of NLI, we may be obligated to make an additional payment of up to $20 million based on the future financial performance of the NLI business. The net present value of this additional payment, which is subject to the terms and conditions of the asset purchase agreement we entered into in connection with this acquisition was $8.5 million as of February 28, 2013, and is reflected as a long-term liability. The net present value was calculated by determining a probability of potential payout which was then discounted by the cost of money over the life of the agreement. The change in fair value of the liability from the acquisition date to the end of fiscal 2013 of $0.2 million was charged to results of operations. The fair value measurement of the liability is considered to be Level 3 according to the fair value hierarchy.

2.    Inventories
Inventories (net) consisted of the following:

	2013	2012
	(In thousands)
Raw materials	$47,189	$44,008
Work-in-process	32,041	13,860
Finished goods	3,101	2,413
	$82,331	$60,281

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Costs and estimated earnings on uncompleted contracts
Costs and estimated earnings on uncompleted contracts consisted of the following:

	2013	2012
	(In thousands)
Costs incurred on uncompleted contracts	$56,499	$51,573
Estimated earnings	27,275	33,784
	83,774	85,357
Less billings to date	72,666	72,307
	$11,108	$13,050
The amounts noted above are included in the accompanying consolidated balance sheets under the following captions:

	2013	2012
	(In thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$12,878	$14,038
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,770)	(988)
	$11,108	$13,050

4.    Other accrued liabilities
Other accrued liabilities consisted of the following:

	2013	2012
	(In thousands)
Accrued interest	$2,981	$3,353
Tenant improvements	1,222	1,461
Accrued warranty	2,073	1,670
Commissions	2,452	1,398
Group medical insurance	1,400	1,300
Other	4,683	3,567
	$14,811	$12,749

5.    Employee benefit plans
The Company has a trustee profit sharing plan and 401(k) plan covering substantially all of its employees. Under the provisions of the plan, the Company contributes amounts as authorized by the Board of Directors. Total contributions to the profit sharing plan, which included the Company’s 401(k) matching, were $10,486,000 for fiscal 2013, $7,095,000 for fiscal 2012 and $6,118,000 for fiscal 2011.

6.    Income taxes
Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability are as follows:

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013	2012
	(In thousands)
Deferred income tax assets:
Employee related items	$3,179	$2,692
Inventories	717	715
Accrued warranty	782	629
Accounts receivable	377	337
Net operating loss carry forward	1,660	2,412
Other	901	870
Total deferred income tax assets	$7,616	$7,655
Deferred income tax liabilities:
Depreciation methods and property basis differences	$(18,352)	$(14,242)
Other assets and tax-deductible goodwill	(18,051)	(16,231)
Total deferred income tax liabilities	(36,403)	(30,473)
Net deferred income tax liabilities	$(28,787)	$(22,818)

 The provision for income taxes consists of:

	2013	2012	2011

Income (loss) before income taxes:
Domestic	$92,334	$65,054	$56,184
Foreign	2,035	(1,413)	(1,226)
Income before income taxes	$94,369	$63,641	$54,958
Current provision:
Federal	$26,330	$16,717	$21,057
Foreign	(2,600)	159	370
State and Local	4,137	3,595	2,346
Total current provision for income taxes	$27,866	$20,470	$23,773
Deferred provision (benefit):
Federal	$2,024	$3,646	$(3,439)
Foreign	3,455	(1,330)	(161)
State and Local	568	119	(178)
Total deferred provision for income taxes	$6,047	$2,435	$(3,778)
Total provision for income taxes	$33,913	$22,905	$19,995

Net Operating Loss Carryforward:
The following table summarizes the tax impact for Net Operating Loss Carryforwards:

	2013	2012
	(In thousands)
West Virginia	$—	$422
Oklahoma	412	422
Canada	1,228	1,568
At February 28, 2013, the Company has approximately $7.2 million of net operating loss carryforwards for state income tax purposes that will begin to expire in 2025, as well as approximately $4.7 million of net operating loss for Canada income tax purposes that will begin to expire in 2029.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows:

	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
Expenses not deductible for tax purposes	0.2	0.3	1.5
State income taxes, net of federal income tax benefit	3.1	3.6	2.7
Benefit of Section 199 of the Code, manufacturing deduction	(2.6)	(2.8)	(3.7)
Other	0.2	(0.1)	0.9
Effective income tax rate	35.9%	36.0%	36.4%

Deferred taxes had not been provided on the Accumulated Foreign Currency Translation Adjustment relating to the Company’s subsidiaries in Canada amounting to $3.6 million as of February 28, 2013 as the Company considers the unremitted earnings of its Canadian subsidiaries to be indefinitely reinvested.

7.    Goodwill and intangible assets
Goodwill is not amortized but is subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

Changes in goodwill by segment during the year are as follows:

Segment	March 1, 2012	Acquisitions	Foreign Exchange Translation	February 28, 2013
	(In thousands)
Galvanizing Services	$78,053	$19,923	$(1,241)	$96,735
Electrical and Industrial Products and Services	43,331	32,323	(503)	75,151
Total	$121,384	$52,246	$(1,744)	$171,886

Segment	March 1, 2011	Acquisitions	Foreign Exchange Translation	February 29, 2012
	(In thousands)
Galvanizing Services	$69,971	$7,916	$166	$78,053
Electrical and Industrial Products and Services	43,492	—	(161)	43,331
Total	$113,463	$7,916	$5	$121,384
The Company completes its annual impairment analysis of goodwill on December 31st of each year. As a result the Company determined that there was no impairment of goodwill.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consisted of the following:

	2013	2012
	(In thousands)
Amortizable intangible assets
Customer related intangibles	$81,110	$47,441
Non-compete agreements	5,219	5,314
Trademarks	5,169	2,100
Certifications	253	264
Engineering drawings	24,600	—
Backlog	8,514	953
	124,865	56,072
Less accumulated amortization	21,440	11,537
	$103,425	$44,535

     Accumulated amortization related to customer related intangibles and non-compete agreements was $11,633,000 and $3,437,000, respectively, at February 28, 2013, and $7,284,000 and $2,584,000, respectively, at February 29, 2012.

The Company recorded amortization expenses for fiscal 2013, 2012 and 2011 in the amount of $9,999,000, $3,740,000 and $3,237,000, respectively. The following table projects the estimated amortization expense for the five succeeding fiscal years and thereafter.

(In thousands)
2014	$12,122
2015	11,333
2016	9,052
2017	8,861
2018	8,394
Thereafter	53,663
Total	$103,425

8.    Earnings per share
Basic earnings per share is based on the weighted average number of shares outstanding during each year. Diluted earnings per share were similarly computed but have been adjusted for the dilutive effect of the weighted average number of stock options, stock appreciation rights and restricted stock units outstanding. The shares and earnings per share were adjusted to reflect our two for one stock split effected in the form of a share dividend approved by the Board of Directors on June 28, 2012, and paid on July 30, 2012. All share data has been retroactively restated.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share:

	2013	2012	2011
	(In thousands, except share and per share amounts)
Numerator:
Net income for basic and diluted earnings per common share	$60,456,206	$40,735,796	$34,962,641
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,320,147	25,131,754	24,922,700
Effect of dilutive securities:
Employee and Director stock awards	240,447	230,366	278,608
Denominator for diluted earnings per common share	25,560,594	25,362,120	25,201,308
Earnings per share basic and diluted:
Basic earnings per common share	$2.39	$1.62	$1.40
Diluted earnings per common share	$2.37	$1.61	$1.39
Stock options or stock appreciation rights for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. At the end of fiscal years 2013, 2012 and 2011, there were no stock options and stock appreciation rights, respectively, outstanding with exercise prices greater than the average market price of common shares.

9.    Stock compensation
The Company has one share-based compensation plan (the “Plan”). The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, stock appreciation rights and options to purchase common stock of the Company. The maximum number of shares that may be issued under the Plan is 5,000,000 shares. As of February 28, 2013, the Company had approximately 810,267 shares reserved for future issuance under the Plan.
Restricted Stock Unit Awards
Restricted stock unit awards are valued at the market price of our common stock on the grant date. These awards generally have a three year cliff vesting schedule but may vest early in accordance with the Plan’s accelerated vesting provisions.
Activity in our non-vested restricted stock unit awards for the year ended February 28, 2013 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 29, 2012	122,450	$13.89
Granted	41,760	25.81
Vested	(58,028)	9.22
Forfeited	—	—
Non-Vested Balance as of February 28, 2013	106,182	$20.92
The total fair value of restricted stock units vested during fiscal years 2013, 2012, and 2011 was $535,018, $145,686 and $0, respectively. For fiscal 2013, 2012 and 2011, respectively, there were 106,182, 122,450 and 112,918, respectively, of non vested restricted stock units outstanding with weighted average grant date fair values of $20.92, $13.89 and $12.175, respectively.
Stock Appreciation Rights and Option Awards

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock appreciation rights and option awards are granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of 7 years and vest ratably over a period of three years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option pricing model.

A summary of the Company’s stock appreciation rights and option awards activity for the three years ended February 28, or 29, as applicable, were as follows:

	2013		2012		2011
	Options/ SAR’s	Weighted Average Exercise Price	Options/ SAR’s	Weighted Average Exercise Price	Options/ SAR’s	Weighted Average Exercise Price
Outstanding at beginning of year	573,000	$15.46	831,518	$14.24	950,282	$10.93
Granted	118,107	25.77	193,132	20.91	322,792	16.12
Exercised	(251,240)	13.84	(413,814)	15.10	(433,394)	8.48
Forfeited	(4)	2.11	(37,836)	19.88	(8,162)	9.59
Outstanding at end of year	439,863	$19.12	573,000	$15.46	831,518	$14.24
Exercisable at end of year	115,395	$13.14	123,090	$12.11	487,396	$13.60
Weighted average fair value for the fiscal year indicated of options and SARs granted during such year		$8.81		$7.74		$6.27
The average remaining contractual term for those options/ stock appreciation rights outstanding at the end of fiscal 2013 was 4.71 years, with an aggregate intrinsic value of $19.6 million. The average remaining contractual terms for those options/ stock appreciation rights that were exercisable as of the end of fiscal 2013 was 3.64 years, with an aggregate intrinsic value of $5.2 million. During fiscal 2013, the intrinsic value of options exercised was $3.5 million.
The following table summarizes additional information about stock options and stock appreciation rights outstanding at February 28, 2013.

Range of Exercise Prices	Total Options/ SAR’s	Average Remaining Life	Weighted Average Exercise Price	Options / SAR’s Currently Exercisable	Weighted Average Exercise Price
$9.06	59,222	3.00	$9.06	59,222	$9.06
$15.84	127,644	4.00	$15.84	38,405	$15.84
$20.91	134,890	5.00	$20.91	17,767	$20.91
$25.67	118,107	6.00	$25.67	—	$—
$ 9.06 - $25.67	439,863	4.71	$19.12	115,394	$13.14
Employee Stock Purchase Plan
The Company also has an employee stock purchase plan which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months. On the first day of an offering period (the enrollment date) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option pricing model. Common shares estimated to be issued under each offering for fiscal 2013, 2012 and 2011 was 76,047, 32,106 and 99,586 shares, respectively

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions used in the Black-Scholes option pricing model for the past three fiscal years were as follows for all stock appreciation rights plans and employee stock purchase plans:

	2013	2012	2011
Expected life in years	2 – 5	2 – 5	2 – 5
Expected dividend yield	1.73 - 2.00	2.27 – 2.39	2.43 – 3.16
Expected price volatility	45.00% - 47.50%	46.86% – 48.85%	52.11% – 67.65%
Risk-free interest rate	0.29 - 0.59	3.39 – 3.51	2.2 – 3.87
Directors Grants
During each of the past three fiscal years the Company granted each of its seven independent directors 2,000 shares of the Company’s common stock. These common stock grants were valued at $32.51, $25.42 and $20.46 per share for fiscal 2013, 2012 and 2011, respectively, which was the market price of our common stock on the grant date.
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows:

Year ended February 29, or 28,	2013	2012	2011
Compensation Expense	$3,175,050	$2,927,917	$3,146,002
Income tax benefits	$1,111,268	$1,024,771	$1,101,101
Unrecognized compensation cost related to all the above at February 28, 2013 totaled $1,543,400. These costs are expected to be recognized over a weighted period of 1.58 years.
Cash received from stock options exercised for the years ended February 28 or 29, 2013, 2012 and 2011 was $15,781, $48 and $379,955, respectively. The actual tax benefit realized for tax deductions from options exercised each of these years totaled $0, $130,627 and $100,213, respectively.
The Company’s policy is to issue shares required under these Plans from the Company’s treasury shares or from the Company’s authorized but unissued shares. The Company has no formal or informal plan to repurchase shares on the open market to satisfy these requirements.

10.    Long-term debt

Long-term debt consisted of the following:	2013	2012
	(In thousands)
Senior Notes, due in balloon payment in January 2021	$125,000	$125,000
Senior Notes, due in annual installments of $14,285,714 beginning in March 2012 through March 2018	$85,714	$100,000
Revolving line of credit with bank	—	—
	$210,714	$225,000
Less amount due within one year	(14,286)	(14,286)
	$196,429	$210,714
On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (as subsequently amended, the “Previous Credit Agreement”) with Bank of America, N.A. (“Bank of America”). The Previous Credit Agreement provided for a $125 million unsecured revolving line of credit maturing on October 1, 2017. The Previous Credit Agreement was used to provide for working capital needs, capital improvements, future acquisitions and letter of credit needs.
On March 27, 2013, we entered into a new Credit Agreement (the “Credit Agreement”) with Bank of America and other lenders. The Credit Agreement replaced the Previous Credit Agreement, which terminated effective March 27, 2013, and provides for a $75 million term facility and a $225 million revolving credit facility, subject to a $75 million “accordion” feature. The Credit Agreement is used to provide for working capital needs, capital improvements, future acquisitions and letter of credit needs. The Credit Agreement

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provides for an applicable margin on the revolving credit facility ranging from 1.0% to 2.0% over the Eurodollar Rate and Commitment Fees ranging from .20% to .30% depending on our Leverage Ratio. The revolving credit facility matures on March 27, 2018. The $75 million term facility requires quarterly principal and interest payments commencing on June 30, 2013 and matures on March 27, 2018.
The Credit Agreement provides various financial covenants requiring us, among other things, to a) maintain on a consolidated basis net worth equal to at least the sum of $230.0 million, plus 50% of future net income, b) maintain on a consolidated basis a Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.25:1.0, c) maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.75:1.0 and d) not to make Capital Expenditures (as defined in the Credit Agreement) on a consolidated basis in an amount in excess of $60 million during the fiscal year ended February 28, 2014 and $50 million during any subsequent year.
At February 28, 2013 and February 29, 2012, we had no outstanding debt against the revolving credit facility provided under the Previous Credit Agreement. As of February 28, 2013, we had letters of credit outstanding under the Previous Credit Agreement in the amount of $13.9 million, which left approximately $111.1 million of additional credit available under the Previous Credit Agreement. The Credit Agreement provides for the assumption of these letters of credit outstanding under the Previous Credit Agreement, and these letters of credit, together with any additional letters of credit that became effective after February 28, 2013, reduce the available credit under the Credit Agreement.
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
As of February 28, 2013, the Company is in compliance with all of its debt covenants.
On October 28, 2011, the Company entered into a Private Shelf Agreement by and among the Company, Prudential Investment Management, Inc. (“Prudential”) and the other purchasers identified therein (the “Private Shelf Agreement”), pursuant to which the Company may issue and sell, through one or more private placement transactions, up to $100 million aggregate principal amount of Senior Notes (the “Shelf Notes”) with interest rates to be agreed upon by the Company and Prudential immediately prior to each issuance and sale of Shelf Notes (each, a “Note Offering” and together, the “Note Offerings”). Pursuant to the Private Shelf Agreement, the Company's payment obligations with respect to the Shelf Notes may be accelerated upon any Event of Default, as defined in the Private Shelf Agreement. Under the terms of the Credit Agreement, undertaking the Note Offerings will not otherwise constitute a default under the Credit Agreement. We have not undertaken any Note Offerings under the Private Shelf Agreement.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of long-term debt are as follows:

(In thousands)
2014	$14,286
2015	14,286
2016	14,286
2017	14,286
2018	14,286
Thereafter	139,284
Total	$210,714

 11.    Operating segments
The Company has two reportable segments: (1) Electrical and Industrial Products and Services and (2) Galvanizing Services. The Electrical and Industrial Products and Services Segment provides highly engineered specialty components to the power generation transmission and distribution market and to the industrial market. In addition, our Electrical and Industrial Products and Services Segment provides electrical and mechanical equipment and services enhancing the safety of nuclear facilities. The Galvanizing Services Segment provides hot dip galvanizing services to the steel fabrication industry through facilities located throughout the South, Midwest, East Coast and Southwest of the United States and in the Canadian provinces of Quebec, Ontario and Nova Scotia. Hot dip galvanizing is a metallurgical process by which molten zinc is applied to a customer’s material. The zinc bonding renders a corrosive resistant coating enhancing the life of the material for up to fifty years.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding operations and assets by segment was as follows:

	2013	2012	2011
Net sales:	(In thousands)
Electrical and Industrial Products and Services	$233,555	$189,192	$162,600
Galvanizing Services	337,039	279,920	218,049
	$570,594	$469,112	$380,649
Segment Operating income (a):
Electrical and Industrial Products and Services	$34,228	$25,772	$27,072
Galvanizing Services	87,807	72,964	56,965
Total Segment Operating Income	122,035	98,736	84,037
General corporate expenses (b)	23,706	21,636	21,492
Interest expense	13,073	13,939	7,731
Other (income) expense, net (c)	(9,113)	(480)	(144)
	27,666	35,095	29,079
Income before income taxes	$94,369	$63,641	$54,958
Depreciation and amortization:
Electrical and Industrial Products and Services	$8,587	$3,317	$3,396
Galvanizing Services	19,501	17,783	17,004
Corporate	1,275	1,495	1,766
	$29,363	$22,595	$22,166
Expenditures for acquisitions, net of cash, and property, plant and equipment:
Electrical and Industrial Products and Services	$79,513	$3,161	$1,282
Galvanizing Services	81,604	43,298	117,746
Corporate	864	688	1,474
	$161,981	$47,147	$120,502
Total assets:
Electrical and Industrial Products and Services	$260,874	$143,208	$136,381
Galvanizing Services	370,142	309,808	277,366
Corporate	63,189	153,759	152,778
	$694,205	$606,775	$566,525
Goodwill:
Electrical and Industrial Products and Services	$75,151	$43,331	$43,492
Galvanizing Services	96,735	78,053	69,971
	$171,886	$121,384	$113,463

(a)
Segment operating income consisted of net sales less cost of sales, specifically identifiable selling, general and administrative expenses and other income and expense items that are specifically identifiable to a segment.

(b)	General Corporate Expense consisted of selling, general and administrative expenses that are not specifically identifiable to a segment.

(c)	Other (income) expense, net included gains and losses on sale of property, plant and equipment and other (income) expenses not specifically identifiable to a segment.

12.    Commitments and contingencies
Leases
The Company leases various facilities under non-cancelable operating leases with initial terms in excess of one year. As of February 28, 2013, the future minimum payments required under these operating leases are summarized in the below table. Rental

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense for real estate and personal property was approximately $7,808,000, $6,724,000 and $6,671,000 for fiscal years 2013, 2012 and 2011, respectively, and includes all short-term as well as long-term rental agreements.
The following summarizes the Company’s operating leases payments for the next five years and thereafter.

(In thousands)
2014	$4,316
2015	4,071
2016	3,766
2017	3,547
2018	2,895
Thereafter	6,014
Total	$24,609
Commodity pricing
The Company manages its exposures to commodity prices through the use of the following:
In the Electrical and Industrial Products and Services Segment, the Company has exposure to commodity pricing for copper, aluminum and steel. Because the Electrical and Industrial Products and Services Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses in customer contracts, although during continuing difficult market conditions these escalation clauses may not be obtainable. In addition, we attempt to enter into firm pricing contacts with our vendors on material at the time we receive orders from our customers to minimize risk.
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
Other
At February 28, 2013, the Company had outstanding letters of credit in the amount of $13.9 million. These letters of credit were issued to customers in our Electrical and Industrial Products and Services Segment to cover any potential warranty costs and issued in lieu of performance and bid bonds. In addition, as of February 28, 2013, a warranty reserve in the amount of $2.1 million has been established to offset any future warranty claims.

The Company has been named as a defendant in certain lawsuits in the normal course in business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on our financial position or results of operations.

 13.    Quarterly financial information, Unaudited (in thousands, except per share amounts)

	Quarter ended
	May 31, 2012	August 31, 2012	November 30, 2012	February 28, 2013
Net sales	$127,143	$153,385	$149,675	$140,391
Gross profit	37,866	43,312	45,003	37,992
Net income	15,986	15,873	15,364	13,233
Basic earnings per common share	0.63	0.63	0.61	0.52
Diluted earnings per common share	0.63	0.62	0.60	0.52

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter ended
	May 31, 2011	August 31, 2011	November 30, 2011	February 29, 2012
Net sales	$114,333	$114,661	$116,493	$123,625
Gross profit	31,069	30,380	30,807	32,331
Net income	9,465	9,606	10,021	11,644
Basic earnings per common share	0.38	0.38	0.40	0.47
Diluted earnings per common share	0.38	0.38	0.40	0.46

14.    Acquisitions
On January 2, 2013, we acquired G3 Galvanizing Limited ("G3"), a galvanizing operation in Halifax, Nova Scotia. This acquisition is part of the stated AZZ strategy to continue the geographic expansion of its served markets that should provide a basis for continued growth of the Galvanizing Services Segment of AZZ. The purchase price paid in connection with the asset purchase was $12.0 million and the assumption of $3.1 million in liabilities. Goodwill of $4.2 million resulting from the acquisition has been allocated to the Galvanizing Services Segment and will not be deductible for tax purposes. The goodwill recorded in connection with the acquisition is primarily attributable to a larger geographic footprint and also reflects the synergies that are expected to arise. During fiscal 2013, acquisition costs of $0.5 million were recorded in conjunction with the acquisition of G3.

On October 1, 2012, we completed the acquisition of substantially all of the assets of Galvcast Manufacturing Inc. (“Galvcast”), a Canadian galvanizing company with operations in Ontario, and certain real property owned by an affiliate of Galvcast. The purchase price paid in connection with the asset purchase was $48.0 million and the assumption of approximately $0.9 million in liabilities. Goodwill of $15.7 million resulting from the acquisition has been allocated to the Galvanizing Services Segment and 75% of the goodwill will be deductible for tax purposes. The goodwill recorded in connection with the acquisition is primarily attributable to a larger geographic footprint and also reflects the synergies that are expected to arise. This acquisition was made to compliment and expand our existing geographic Canadian footprint. During fiscal 2013, acquisition costs of $0.3 million were recorded in conjunction with the acquisition of Galvcast.

On June 1, 2012, we completed the acquisition of substantially all of the assets of Nuclear Logistics Incorporated (“NLI”). The purchase price paid in connection with the asset purchase was $77.0 million, net of cash acquired, along with the assumption of certain liabilities and the payoff of $3.8 million of notes payable at closing. In connection with our acquisition of NLI, we may be obligated to make an additional payment of up to $20 million based on the future financial performance of the NLI business. The net present value of this additional payment, which is subject to the terms and conditions of the asset purchase agreement we entered into in connection with the acquisition was $8.5 million, and is reflected as a long-term liability. The net present value was calculated by determining a probability of potential payout which was then discounted by the cost of money over the life of the agreement. The pre-acquisition customer base of AZZ is essentially the same customer base utilized by NLI. During fiscal 2013, we expensed $0.7 million in acquisition costs related to the acquisition of NLI.
The following unaudited pro forma information assumes that the acquisition of NLI took place on March 1, 2010 for the income statements for the years ended February 28, 2013, February 29, 2012 and February 28, 2011.

	February 28, 2013	February 29, 2012
	(Unaudited) (In thousands, except for per share amounts)
Net Sales	$583,743	$522,678
Net Income	$60,602	$43,283
Earnings Per Common Share
Basic Earnings Per Share	$2.39	$1.72
Diluted Earnings Per Share	$2.37	$1.71

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total purchase price was allocated to NLI’s net tangible and identifiable intangible assets based on their estimated fair values as of June 1, 2012, the date on which AZZ acquired control of NLI. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill and will be allocated to the Electrical and Industrial Products and Services Segment. The goodwill will be deductible for income tax purposes. The goodwill arising from this acquisition is mainly attributable to business synergies expected to arise between NLI and other AZZ subsidiaries along with the long term growth that is projected at NLI. The potential earn out payment with respect to NLI, as described above, has been classified below as a long term liability. AZZ has made an allocation of the estimated purchase price as follows (in thousands):
Purchase Price Allocation:

($ in thousands)
Current Assets	$22,901
Property and Equipment	1,416
Intangible Assets	50,600
Goodwill	32,323
Other Assets	58
Total Assets Acquired	107,298
Current Liabilities	(17,866)
Long Term Liabilities	(12,388)
Net Assets Acquired	$77,044
On February 1, 2012, we completed our acquisition of substantially all of the assets of Galvan Metal, Inc. ("Galvan"), including a galvanizing plant located in Montreal, Quebec and related equipment and supplies. The purchase price for this transaction was $29.1 million ($27.4 million net of cash acquired on hand at Galvan of $1.7 million). As of February 29, 2012, we had expensed $.5 million in acquisition costs related to the Galvan acquisition. The acquisition costs are included in selling, general and administrative expenses. This acquisition was made to expand our galvanizing services geographic footprint internationally.
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

Under the acquisition method of accounting, the total purchase price was allocated to NGA’s net tangible and intangible assets based on their estimated fair values as of June 14, 2010, the date on which AZZ acquired control of NGA through the acquisition of approximately 83% of NGA’s outstanding capital stock (calculated on a fully diluted basis). The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. The following table summarizes the estimated fair value of the assets acquired and liabilities of NGA assumed at the date of acquisition:

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

 15.    Subsequent Events

On March 27, 2013, we entered into the new Credit Agreement, as described in Note 10 to the Consolidated Financial Statements, which replaced the Previous Credit Agreement, which terminated effective March 27, 2013. As described in Note 10, the Credit Agreement provides for a $75 million term facility and a $225 million revolving credit facility, subject to a $75 million "accordion" feature.

The Credit Agreement provides for an applicable margin on the revolving credit facility ranging from 1.0% to 2.0% over the Eurodollar Rate and Commitment Fees ranging from .20% to .30% depending on our Leverage Ratio. The $75 million term facility requires quarterly principal and interest payments commencing on June 30, 2013 and maturing on March 27, 2018.

On March 29, 2013, we completed our acquisition (the “Acquisition”) of all of the equity securities of Aquilex Specialty Repair and Overhaul LLC, a Delaware limited liability company (“Aquilex SRO”), pursuant to the terms of the Securities Purchase Agreement dated February 22, 2013 (the “Purchase Agreement”). Aquilex SRO provides the energy industry with specialty repair and overhaul solutions designed to improve mechanical integrity and extend component life. The Acquisition is part of our strategy to expand our offerings in the Electrical and Industrial Products and Services Segment to enhance our presence in the power generation market.

The Purchase Agreement provided for AZZ's acquisition of all equity securities of Aquilex for cash consideration in the amount of $271.8 million, subject to adjustment as set forth in the Purchase Agreement. We are in the process of determining the purchase price accounting and disclosures.

Schedule II
AZZ incorporated
Valuation and Qualifying Accounts and Reserves
(In thousands)

	Year Ended
	February 28, 2013	February 29, 2012	February 28, 2011
Allowance for Doubtful Accounts
Balance at Beginning of year	$898	$720	$720
Balance acquired by acquisition	—	—	97
Additions charged or credited to income	446	361	229
Balances written off, net of recoveries	(344)	(183)	(327)
Effect of exchange rate	—	—	1
Balance at end of year	$1,000	$898	$720

 Index to Exhibits as Required By Item 601 of Regulation S-K.

3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).
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

10(9)
2002 Plan for the Annual Grant of Stock Options to Independent Directors of AZZ incorporated (incorporated by reference to Exhibit 10(27) to the Quarterly Report on Form 10-Q filed by the registrant for the quarter ended August 31, 2002).

10(10)
AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Directors (incorporated by reference to Exhibit 10(53) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended August 31, 2004).

10(11)
AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Key Employees (incorporated by reference to Exhibit 10(54) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended August 31, 2004).

10(12)	AZZ incorporated 2005 Independent Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on July 14, 2005).
10(13)
Third Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated December 3, 2008 (incorporated by reference to Exhibit 10(16) of the Form 10-Q filed by the registrant on July 3, 2012).

10(14)
Fourth Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated February 13, 2009 (incorporated by reference to Exhibit 10(17) of the Form 10-Q filed by the registrant on July 3, 2012).

10(15)
Fifth Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated April 29, 2010 (incorporated by reference to Exhibit 10(1) of the Current Report on Form 8-K filed by the Registrant on April 30, 2010).

10(16)
Employment Agreement by and between AZZ incorporated and David H. Dingus, dated as of February 2001 (incorporated by reference to Exhibit 10(13) of the Annual Report on Form 10-K filed by the Registrant on May 24, 2002).

10(17)
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

10(19)
Employment Agreement by and between AZZ incorporated and Dana L. Perry, dated as of March 1, 2001 (incorporated by reference to Exhibit 10(15) of the Annual Report on Form 10-K filed by the Registrant on May 24, 2002).

10(20)
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

10(22)
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

10(24)
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

10(26)
Private Shelf Agreement, dated as of October 28, 2011, by and among AZZ incorporated, Prudential Investment Management, Inc. and the other purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on November 1, 2011).

10(27)
Sixth Amendment to Second Amended and Restated Credit Agreement with Bank of America, N.A., dated January 20, 2012 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on January 20, 2012).

10(28)
Asset Purchase Agreement, dated January 19, 2012, by and among AZZ Blenkhorn & Sawle Limited, Galvan Metal, Inc. and certain shareholders thereof identified therein (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the registrant on January 23, 2012).

10(29)
Asset Purchase Agreement, dated April 27, 2012, by and among AcquireCo, Inc., AZZ incorporated, Nuclear Logistics Incorporated and certain shareholders of Nuclear Logistics Incorporated identified therein (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the registrant on May 3, 2012).

10(30)
Seventh Amendment to Second Amended and Restated Credit Agreement, dated as of October 1, 2012, by and between AZZ incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on October 3, 2012),

10(31)
Securities Purchase Agreement, dated February 22, 2013, by and among AZZ incorporated, Arbor-Crowley, Inc., Aquilex Specialty Repair and Overhaul LLC, Aquilex LLC, the blocker sellers named therein and the blocker corps named therein (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the registrant on February 28, 2012).

10(32)
Credit Agreement, dated as of March 27, 2013, by and among AZZ incorporated, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the registrant on April 2, 2013).

11	Computation of Per Share Earnings (see Note 8 to the Consolidated Financial Statements). Filed Herewith.
14	Code of Ethics. The Company’s Code of Business Conduct and Ethics may be accessed via the Company’s Website at www.azz.com.
21	Subsidiaries of Registrant. Filed Herewith.
23.1	Consent of BDO USA, LLP. Filed Herewith.
31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 29, 2013. Filed Herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 29, 2013. Filed Herewith.
32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 29, 2013. Filed Herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 29, 2013. Filed Herewith.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*    The exhibits shall be deemed “furnished” and not “filed” pursuant to Regulation S-T.