Form 10-K/A
AZZ INC
filed 2013-05-02
CIK 8947

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
(817) 810-0095
(Registrant's telephone number, including area code)

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

As of August 31, 2012 (the last business day of its most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $776,841,787 based on the closing sale price of $31.76 per share as reported on the New York Stock Exchange. For purposes of determining the above stated amount, only the directors, executive officers and 10% or greater shareholders of the registrant have been deemed affiliates; however, this does not represent a conclusion by the registrant that any or all such persons are affiliates of the registrant.

As of April 15, 2013, there were 25,473,321 shares of the registrant's common stock ($1.00 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of AZZ incorporated (the “Company”) for the fiscal year ended February 28, 2013 is being filed solely for the purpose of filing as an exhibit the list of the Company's subsidiaries as required by Item 601 of Regulation S-K, which list was inadvertently omitted from the originally filed Form 10-K. This Form 10-K/A amends Part IV Item 15, Exhibits and Financial Statement Schedules, with respect to the original Form 10-K, in order to make such correction.

Except as described above, no other changes have been made to the original Form 10-K, and this Form 10-K/A does not amend, update, or change the financial statements or any other items or disclosures in the original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures, including any exhibits to the original Form 10-K affected by subsequent events. Information not affected by the change described above is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-K on April 29, 2013. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

Item 15. Exhibits and Financial Statement Schedules.

Exhibits Required by Item 601 of Regulation S-K

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this Form 10-K/A is set forth in the Index to Exhibits beginning on page 4, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 5/2/2013	By: /s/ David H. Dingus
David H. Dingus, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

/s/David H. Dingus	/s/ Dana L. Perry
David H. Dingus, Principal Executive Officer and Director	Dana L. Perry, Principal Financial Officer and Director

/s/Daniel R. Feehan	/s/ Richard Butler
Daniel R. Feehan, Director	Richard Butler, Vice President and Controller, Principal Accounting Officer

/s/Martin C. Bowen	/s/Peter A. Hegedus
Martin C. Bowen, Director	Peter A. Hegedus, Director

/s/Daniel E. Berce	/s/Dr. H. Kirk Downey
Daniel E. Berce, Director	Dr. H. Kirk Downey, Chairman of the Board and Director

/s/Sam Rosen	/s/Kevern R. Joyce
Sam Rosen, Director	Kevern R. Joyce, Director

EXHIBIT INDEX

Exhibit No.

21	Subsidiaries of the Company. Filed Herewith.
31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 2, 2013. Filed Herewith.
31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 2, 2013. Filed Herewith.
32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 2, 2013. Filed Herewith.
32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 2, 2013. Filed Herewith.