Form 10-Q
period 2013-05-31
AZZ INC
filed 2013-07-03
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2013
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at May 31, 2013:
Common Stock, $1.00 par value per share	25,478,762

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	5/31/2013	2/28/2013
	(Unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$41,635,118	$55,597,751
Accounts Receivable (Net of Allowance for Doubtful Accounts of $2,192,972 at May 31, 2013 and $1,000,000 at February 28, 2013)	128,752,259	97,857,193
Inventories:
Raw Material	60,498,177	47,189,162
Work-In-Process	42,897,776	32,040,915
Finished Goods	3,030,346	3,100,849
Costs and Estimated Earnings In Excess of Billings On Uncompleted Contracts	20,601,463	12,878,068
Deferred Income Taxes	9,754,383	7,615,525
Prepaid Expenses and Other	10,261,734	6,152,476
Total Current Assets	317,431,256	262,431,939
Property, Plant and Equipment, Net	187,766,434	154,476,220
Goodwill	281,428,273	171,886,270
Intangibles and Other Assets, Net	195,569,667	105,410,385
	$982,195,630	$694,204,814
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts Payable	$43,045,426	$28,921,539
Income Tax Payable	5,119,950	568,722
Accrued Salaries and Wages	9,141,518	11,013,779
Other Accrued Liabilities	26,669,827	14,811,126
Customer Advance Payments	43,115,470	39,168,672
Profit Sharing	1,953,065	8,360,000
Long Term Debt Due Within One Year	18,035,714	14,285,714
Billings In Excess of Costs and Estimated Earnings On Uncompleted Contracts	2,400,890	1,769,656
Total Current Liabilities	149,481,860	118,899,208
Long-Term Accrued Liabilities Due After One Year	8,909,686	8,539,278
Long-Term Debt Due After One Year	435,392,857	196,428,571
Deferred Income Taxes	42,082,682	36,403,283
Shareholders’ Equity:
Common Stock, $1 Par Value, Shares Authorized 100,000,000 (25,478,762 Shares at May 31, 2013 and 25,376,967 Shares at February 28, 2013)	25,478,762	25,376,967
Capital In Excess of Par Value	19,525,711	17,653,912
Retained Earnings	305,073,463	294,092,945
Accumulated Other Comprehensive Income (Loss)	(3,749,391)	(3,189,350)
Total Shareholders’ Equity	346,328,545	333,934,474
	$982,195,630	$694,204,814
See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	5/31/2013	5/31/2012
	(Unaudited)	(Unaudited)
Net Sales	$183,174,619	$127,142,864
Costs And Expenses
Cost of Sales	132,459,556	89,277,551
Selling, General and Administrative	26,686,938	15,356,217
Interest Expense	4,477,687	3,340,166
Net Loss (Gain) On Sale of Property, Plant and Equipment, and Insurance Proceeds	(23,341)	(5,969,081)
Other Expense (Income) - net	(3,828,037)	48,309
	159,772,803	102,053,162
Income Before Income Taxes	23,401,816	25,089,702
Income Tax Expense	8,855,033	9,103,762
Net Income	$14,546,783	$15,985,940
Earnings Per Common Share
Basic Earnings Per Share	$0.57	$0.63
Diluted Earnings Per Share	$0.57	$0.63
See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	5/31/2013	5/31/2012
	(Unaudited)	(Unaudited)
Net Income	$14,546,783	$15,985,940
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments
Unrealized Translation Gains (Losses)	(546,481)	(1,959,531)
Interest Rate Swap, Net of Income Tax of $7,301 and $7,301, respectively.	(13,560)	(13,559)
Other Comprehensive Income (Loss)	(560,041)	(1,973,090)
Comprehensive Income	$13,986,742	$14,012,850
See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	5/31/2013	5/31/2012
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$14,546,783	$15,985,940
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Provision For Doubtful Accounts	(89,887)	342,542
Amortization and Depreciation	10,065,220	5,814,927
Deferred Income Tax Expense	2,254,920	1,567,655
Net Loss (Gain) On Insurance Settlement or On Sale of Property, Plant & Equipment	(23,341)	(5,969,081)
Amortization of Deferred Borrowing Costs	280,025	72,256
Share Based Compensation Expense	1,607,220	1,603,004
Effects of Changes In Assets & Liabilities:
Accounts Receivable	27,931,086	4,112,905
Inventories	(4,826,240)	(4,650,527)
Prepaid Expenses and Other	(3,318,159)	(2,093,721)
Other Assets	(4,004,609)	13,182
Net Change In Billings Related To Costs and Estimated Earnings On Uncompleted Contracts	(6,451,003)	(976,186)
Accounts Payable	412,684	1,535,582
Other Accrued Liabilities and Income Taxes Payable	1,493,841	(1,134,000)
Net Cash Provided By Operating Activities	39,878,540	16,224,478
Cash Flows From Investing Activities:
Proceeds From Sale Or Insurance Settlement of Property, Plant, and Equipment	28,662	9,331
Purchase of Property, Plant and Equipment	(11,607,540)	(3,489,235)
Acquisition of Subsidiaries, Net of Cash Acquired	(276,599,990)	—
Net Cash Used In Investing Activities	(288,178,868)	(3,479,904)
Cash Flows From Financing Activities:
Excess Tax Benefits From Stock Options and Stock Appreciation Rights	1,114,728	604,503
Proceeds from Revolving Loan	197,000,000	—
Payments on Revolving Loan	(15,000,000)	—
Proceeds on Long Term Debt	75,000,000	—
Payments on Long Term Debt	(14,285,714)	(14,285,714)
Debt Acquisition Costs	(5,880,539)	—
Payments of Dividends	(3,566,265)	(3,156,259)
Net Cash Used In Financing Activities	234,382,210	(16,837,470)
Effect of Exchange Rate Changes on Cash	(44,515)	108,044
Net Increase (Decrease) In Cash & Cash Equivalents	(13,962,633)	(3,984,852)
Cash & Cash Equivalents At Beginning of Period	55,597,751	143,302,666
Cash & Cash Equivalents At End of Period	$41,635,118	$139,317,814
Supplemental Disclosures
Cash Paid For Interest	$2,821,579	$3,270,394
Cash Paid For Income Taxes	$403,372	$718,626
See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

	Shares	Amount
Balance at February 28, 2013	25,376,967	$25,376,967	$17,653,912	$294,092,945	$(3,189,350)	$—	$333,934,474
Exercise of Stock Options	—	—	—				—
Stock Compensation	—	—	1,607,220				1,607,220
Restricted Stock Units	27,684	27,684	(593,211)			—	(565,527)
Stock Issued for SARs	46,263	46,263	(868,145)			—	(821,882)
Employee Stock Purchase Plan	27,848	27,848	611,207			—	639,055
Federal Income Tax Deducted on Stock Options and SARs			1,114,728				1,114,728
Cash Dividend Paid				(3,566,265)			(3,566,265)
Net Income				14,546,783			14,546,783
Foreign Currency Translation					(546,481)		(546,481)
Interest Rate Swap, Net of $7,301 Income Tax					(13,560)		(13,560)
Balance at May 31, 2013	25,478,762	$25,478,762	$19,525,711	$305,073,463	$(3,749,391)	$—	$346,328,545
See Accompanying Notes to Condensed Consolidated Financial Statements.

AZZ incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
These interim unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations referred to above. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2013 included in the Company’s Annual Report on Form 10-K covering such period. For purposes of the report, “AZZ”, the “Company”, “we”, “our”, “us” or similar reference means AZZ incorporated and our consolidated subsidiaries.
Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ended February 28, 2013 is referred to as fiscal 2013.
In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of May 31, 2013, and the results of its operations and cash flows for the three-month periods ended May 31, 2013 and 2012.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended May 31,
	2013	2012
	(Unaudited) (In thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$14,547	$15,986
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,463,942	25,243,950
Effect of dilutive securities:
Employee and Director stock awards	201,390	209,881
Denominator for diluted earnings per common share	25,665,332	25,453,831
Earnings per share basic and diluted:
Basic earnings per common share	$0.57	$0.63
Diluted earnings per common share	$0.57	$0.63

3.	Stock-based Compensation.
The Company has one share-based compensation plan (the “Plan”). The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, stock appreciation rights and options to purchase common stock of the Company. The maximum number of shares that may be issued under the Plan is 5,000,000 shares. As of May 31, 2013 the Company has approximately 784,761 shares available for future issuance under the Plan.

Restricted Stock Unit Awards
Restricted stock unit awards are valued at the market price of our common stock on the grant date. These awards generally have a three year cliff vesting schedule but may vest early in accordance with the Plan’s accelerated vesting provisions.
The activity of our non-vested restricted stock unit awards for the three month period ended May 31, 2013 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 28, 2013	106,182	$20.92
Granted	31,458	45.36
Vested	(42,096)	16.30
Forfeited	—	—
Non-Vested Balance as of May 31, 2013	95,544	$30.57
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
A summary of the Company’s stock appreciation rights and option awards activity for the three months ended May 31, 2013 is as follows:

	Options/SAR’s	Weighted Average Exercise Price
Outstanding as of February 28, 2013	439,863	$19.12
Granted	71,622	45.36
Exercised	(111,371)	19.45
Forfeited	—	—
Outstanding as of May 31, 2013	400,114	$23.75
Exercisable as of May 31, 2013	195,937	$15.85
Weighted average fair value of options and SARs granted during the period ended May 31, 2013		$14.15

The average remaining contractual term for those options and stock appreciation rights outstanding at May 31, 2013, is 4.69 years, with an aggregate intrinsic value of $16.6 million. The average remaining contractual terms for those options and stock appreciation rights that are exercisable as of May 31, 2013 is 3.86 years, with an aggregate intrinsic value of $8.1 million.
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

Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows:

Period ended May 31,	2013	2012
Compensation Expense	$1,607,220	$1,603,004
Income tax benefits	$562,527	$561,051
Unrecognized compensation cost related to stock appreciation rights, restricted stock units and the employee stock purchase plan at May 31, 2013 totals $2,372,103.
The Company’s policy is to issue shares required under these Plans from the Company’s authorized but unissued shares and treasury.

4.	Segments.
We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 28, 2013. Information regarding operations and assets by segment is as follows:

	Three Months Ended May 31,
	2013	2012
	(Unaudited) (In thousands)
Net Sales:
Electrical and Industrial Products and Services	$96,466	$44,682
Galvanizing Services	86,709	82,461
	183,175	127,143
Operating Income (a):
Electrical and Industrial Products and Services	13,048	6,838
Galvanizing Services	25,699	22,633
	38,747	29,471
General Corporate Expense (b)	10,471	6,774
Interest Expense	4,478	3,340
Other (Income) Expense, Net (c)	396	(5,733)
	15,345	4,381
Income Before Income Taxes	$23,402	$25,090
Total Assets:
Electrical and Industrial Products and Services	$556,702	$143,205
Galvanizing Services	378,102	313,813
Corporate	47,392	150,229
	$982,196	$607,247

(a)
Segment operating income consists of net sales, less cost of sales, specifically identifiable selling, general and administrative expenses, and other income and expense items that are specifically identifiable to a segment.

(b)	General Corporate Expense consists of selling, general and administrative expenses that are not specifically identifiable to a segment.

(c)	Other (income) expense, net includes gains or losses on sale of property, plant and equipment and other (income) expenses not specifically identifiable to a segment.

5.	Warranty Reserves.
A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within accrued liabilities on the consolidated balance sheet. Management periodically reviews the reserves and makes adjustments accordingly. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following table shows changes in the warranty reserves since the end of fiscal 2013:

Warranty Reserve
(unaudited)
(in thousands)
Balance at February 28, 2013	$2,073
Warranty costs incurred	(657)
Additions charged to income	432
Balance at May 31, 2013	$1,848

6.	Acquisitions

On March 29, 2013, we completed our acquisition of all of the equity securities of Aquilex Specialty Repair and Overhaul LLC, a Delaware limited liability company (“Aquilex SRO”), pursuant to the terms of the Securities Purchase Agreement dated February 22, 2013 (the “Purchase Agreement”). Aquilex SRO provides the energy industry with specialty repair and overhaul solutions designed to improve mechanical integrity and extend component life. SRO offers services to a diverse base of blue-chip customers in the nuclear, fossil power, refining, chemical processing, pulp and waste-to-energy industries, serving clients that place a high value on reliability, quality and safety. SRO’s offering is differentiated through advanced proprietary tooling and process technologies delivered by a uniquely skilled specialized workforce. The Acquisition is part of our strategy to expand our offerings in the Electrical and Industrial Products and Services Segment to enhance our presence in the power generation market.

The Purchase Agreement provided for AZZ's acquisition of all equity securities of Aquilex for cash consideration in the amount of $277.0 million which is comprised of $271.8 million as cash paid at closing and an estimated $5.2 million due for additional working capital that was acquired.

The following consolidated pro forma information assumes that the acquisition of Aquilex SRO took place on March 1, 2012 for the income statements for the three month periods ended May 31, 2013 and 2012. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Aquilex SRO to reflect the decrease in interest expense that would have occurred under the new credit agreement and to reflect the decrease in depreciation and amortization expense that would have occurred assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on March 1, 2012, together with consequential tax effects. In addition, supplemental pro forma earnings were adjusted to exclude approximately $3.2 million of acquisition related costs incurred in fiscal year 2014. Fiscal year 2013 supplement pro forma earnings were adjusted to include these charges.

	Three Months Ended May 31,
	2013	2012
	(In thousands, except for per share amounts)
Net Sales	$206,270	$199,706
Net Income	$17,429	$17,801
Earnings Per Common Share
Basic Earnings Per Share	$0.68	$0.71
Diluted Earnings Per Share	$0.68	$0.70

The total purchase price was allocated to Aquilex SRO's net tangible and identifiable intangible assets based on their estimated fair values as of March 29, 2013, the date on which AZZ acquired control of Aquilex SRO. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The goodwill recorded is attributable to business synergies expected to arise mainly between Aquilex and our existing Electrical and Industrial’s portfolio of products and services. Aquilex's international presence coupled with their ability to install products manufactured by our existing Electrical and Industrial Products and services segment will aid in expanding AZZ's global presence while increasing our market share.

The goodwill will be deductible for income tax purposes. AZZ has made an allocation of the estimated purchase price as follows (in thousands):

Purchase Price Allocation:

($ in thousands)
Current Assets	$81,615
Property and Equipment	27,669
Intangible Assets	85,000
Goodwill	109,483
Other Assets	303
Total Assets Acquired	304,070
Current Liabilities	(27,093)
Net Assets Acquired	$276,977

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
On June 1, 2012, we completed the acquisition of substantially all of the assets of Nuclear Logistics Incorporated (“NLI”). The purchase price paid in connection with the asset purchase was $77.0 million, net of cash acquired, along with the assumption of certain liabilities and the payoff of $3.8 million of notes payable at closing. In connection with our acquisition of NLI, we may be obligated to make an additional payment of up to $20 million based on the future financial performance of the NLI business. The net present value of this additional payment, which is subject to the terms and conditions of the asset purchase agreement we entered into in connection with the acquisition, was $8.9 million, and is reflected as a long-term liability. The net present value was calculated by determining a probability of potential payout which was then discounted by the cost of money over the life of the agreement. The pre-acquisition customer base of AZZ is essentially the same customer base utilized by NLI.

The following consolidated pro forma information assumes that the acquisition of NLI took place on March 1, 2012 for the income statements for the three month periods ended May 31, 2013 and 2012.

	Three Months Ended May 31,
	2013	2012
	(In thousands, except for per share amounts)
Net Sales	$183,175	$140,291
Net Income	$14,547	$16,189
Earnings Per Common Share
Basic Earnings Per Share	$0.57	$0.64
Diluted Earnings Per Share	$0.57	$0.64

The total purchase price was allocated to NLI’s net tangible and identifiable intangible assets based on their estimated fair values as of June 1, 2012, the date on which AZZ acquired control of NLI. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The goodwill is attributable to significant business synergies that are expected to arise in future years. The goodwill will be deductible for income tax purposes. The earn out provision mentioned above has been classified below as a long term liability. AZZ has made an allocation of the estimated purchase price as follows (in thousands):
Purchase Price Allocation:

($ in thousands)
Current Assets	$22,901
Property and Equipment	1,416
Intangible Assets	50,600
Goodwill	32,323
Other Assets	58
Total Assets Acquired	107,298
Current Liabilities	(17,866)
Long Term Liabilities	(12,388)
Net Assets Acquired	$77,044

7.	Subsequent Events

None.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand and response to products and services offered by AZZ, including demand by the power generation markets, electrical transmission and distribution markets, the industrial markets, and the hot dip galvanizing markets; prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; changes in the economic conditions of the various markets that AZZ serves, foreign and domestic, customer requested delays of shipments, acquisition opportunities, currency exchange rates, adequacy of financing, and availability of experienced management employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; the continuing economic volatility in the U.S. and other markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business in AZZ’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013 and other filings with the SEC, available for viewing on AZZ’s website at www.azz.com and on the SEC’s website at www.sec.gov.
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
The following discussion should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended February 28, 2013 and with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 28, 2013. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue and operating income by segment to evaluate our segments. Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment. The other (income) expense items included in segment operating income are generally insignificant. For a reconciliation of segment operating income to pretax income, see Note 4 to our quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q.
Orders and Backlog
Our entire backlog relates to our Electrical and Industrial Products and Services Segment. Our backlog was $219.6 million as of May 31, 2013, a decrease of $2.1 million, or 1%, as compared to $221.7 million at February 28, 2013. Our book-to-ship ratio was 0.99 to 1 for the first quarter ended May 31, 2013, as compared to 0.98 to 1 for the same period in the prior year.  Incoming orders increased 45% for the quarter compared to the same period in fiscal 2013. The significant increase in new orders relates to NLI's order intake for the first quarter, as the first quarter of last year did not include NLI, which was acquired on June 1, 2012. Without NLI, incoming orders for the compared periods would have reflected an increase of 3%.

Backlog Table
(in thousands)(unaudited)

	Period Ended		Period Ended
Backlog	2/28/2013	$221,714	2/29/2012	$138,621
Bookings		181,092		124,666
Shipments		183,175		127,143
Backlog	5/31/2013	$219,631	5/31/2012	$136,144
Book to Ship Ratio		0.99		0.98
Segment Revenues
The following table reflects the breakdown of revenue by segment:

	Three Months Ended
	5/31/2013	5/31/2012
	(In thousands)(unaudited)
Revenue:
Electrical and Industrial Products and Services	$96,466	$44,682
Galvanizing Services	86,709	82,461
Total Revenue	$183,175	$127,143
For the three month period ended May 31, 2013, consolidated revenues were $183.2 million, an increase of 44% as compared to the same period in fiscal 2013. The Electrical and Industrial Products and Services Segment contributed 53% and the Galvanizing Services Segment accounted for 47% of the Company’s combined revenues for the three month period ended May 31, 2013. For the three month period ended May 31, 2012, the Electrical and Industrial Products and Services Segment contributed 35% of the Company’s revenues, and the Galvanizing Services Segment accounted for 65%, of the combined revenues.
Revenues for the Electrical and Industrial Products and Services Segment increased $51.8 million, or 116%, for the three-month period ended May 31, 2013, as compared to the same period in fiscal 2013. This increase in revenue for the compared period is mainly attributable to the acquisition of NLI in June of 2012 and Aquilex SRO on March 29, 2013. Revenues from NLI were $17.5 million for the three month period ended May 31, 2013. Aquilex SRO contributed $41.5 million in revenue for the three month period ended May 31, 2013. Without the acquisition of NLI and Aquilex, revenues for this segment were below levels for the same period in fiscal 2013. The reduction in revenue excluding NLI and Aquilex was due to delayed shipments at the request of customers that will be recorded in future quarters.
Revenues in the Galvanizing Services Segment increased $4.2 million, or 5%, for the three-month period ended May 31, 2013, as compared to the same period in fiscal 2013. Excluding the acquisition of G3 and GalvCast, revenues declined 4.3% as compared to the same period in fiscal 2013. Our recently acquired operations in Canada provided $10.4 million in revenues for the first quarter of fiscal 2014. The reduction is attributable to lower demand from the renewable energy and transmission and distribution markets.  Historically, revenues for this segment have closely followed the condition of the industrial sector of the general economy.
Segment Operating Income
Our total segment operating income increased 31% for the quarter ended May 31, 2013 to $38.7 million as compared to $29.5 million for the same period in fiscal 2013. Total operating margins decreased to 21% for the three month period ended May 31, 2013 as compared to 23% for the same period in fiscal 2013. The Electrical and Industrial Products and Services Segment accounted for 34% of the operating income while the Galvanizing Services Segment accounted for the remaining 66% of operating income for the three month period ended May 31, 2013.
Segment operating income in the Electrical and Industrial Products and Services Segment increased 91% for the three month period ended May 31, 2013, to $13.0 million, as compared to $6.8 million for the same period in fiscal 2013. Operating margins were 14% and 15%, respectively, for the three month periods ended May 31, 2013 and 2012. Operating profits increased for the compared period due to the acquisitions of NLI on June 1, 2012, and Aquilex SRO on March 29, 2013. These two acquisitions added $7.5 million in operating profit. Excluding these acquisitions operating profit declined $1.3 million as compared to the same period in fiscal 2013. The $1.3 million decline relates to lower revenues, primarily from our transmission and distribution markets and pricing pressure in our international markets. NLI had operating profits of $4.2 million for the three month period ended May 31, 2013. Aquilex SRO had operating profits of $3.3 million for the two month period ended May 31, 2013. Without the amortization of intangibles resulting from the acquisitions of NLI and Aquilex SRO, the operating margin would have been 16% for the three month period ended May 31, 2013. The acquisition of NLI and Aquilex SRO resulted in the amortization of intangibles of $2.8 million for the three month period ended May 31, 2013.
In the Galvanizing Services Segment, operating income increased 14% for the three month period ended May 31, 2013, to $25.7 million, as compared to $22.6 million for the same period in fiscal 2013. Operating margins were 30% and 27%, respectively for the three month periods ended May 31, 2013 and 2012. Our recently acquired operations in Canada consisting of Galvan, Galvcast and G3 contributed $2.3 million in operating profits for the three month periods ended May 31, 2013. For the three month periods ended May 31, 2013 and 2012, a loss was recorded in the amount of $0.8 million and $0.5 million, respectively, at our Joliet, Illinois location. This resulted from the loss of production due to a fire that resulted in a total loss of the facility. This loss is expected to be offset with insurance proceeds for business interruption in a future quarter, once the claim is settled. During the first quarter of fiscal 2014 a gain was recorded in the amount of $4.2 million as a result of a favorable lawsuit settlement. Without these non-recurring items, operating income would have been $22.3 million for the first quarter of fiscal 2014 and $23.2 million for the same period in fiscal 2013. Operating margins without these non-recurring items would have been 26% and 28%, respectively, for the three month periods ended May 31, 2013 and 2012.
General Corporate Expenses
General corporate expenses, (see Note 4 to the condensed consolidated financial statements) not specifically identifiable to a segment, for the three-month period ended May 31, 2013, were $10.5 million compared to $6.7 million for the same period in fiscal 2013. As a percentage of sales, general corporate expenses were 5.7% for the three month period ended May 31, 2013, as compared to 5.3% for the same period in fiscal 2013. The Company incurred $3.2 million in acquisition costs in the first quarter of fiscal 2014 as a result of the acquisition of Aquilex SRO. (see Note 6 to the condensed consolidated financial statements).

Interest
Net interest expense for the three month period ended May 31, 2013 was $4.5 million as compared to $3.3 million for the same period in fiscal 2013. As of May 31, 2013, we had outstanding debt of $453.4 million, compared to $210.7 million at the same date last year. Our long-term debt to equity ratio was 1.31 to 1 at May 31, 2013, as compared to .65 to 1 at May 31, 2012. The increase in interest expense is a result of the increased debt acquired to fund the acquisition of Aquilex SRO.
Net (Gain) On Insurance Settlement
For the three-month period ended May 31, 2013, the Company has not received any additional funds in conjunction with the insurance settlement for the fire at our Joliet, Illinois facility. During the first quarter of 2013, the Company received $10 million in insurance proceeds. Based on a preliminary estimate of the damage sustained at the Joliet facility, a pretax asset impairment charge of approximately $4 million was recorded during the first quarter of fiscal 2013. The net gain on the insurance settlement of property, plant and equipment has been recorded as an item under Net (Gain) Loss On Insurance Settlement or On Sale of Property, Plant and Equipment. We anticipate receiving additional insurance proceeds from these claims in an amount ranging from $6 million to $12 million when all claims are settled. This item is shown as Other (Income) expense in Note 4 to consolidated financial statements.
Other (Income) Expense
For the three month period ended May 31, 2013 and 2012 the amounts in other (income) expense not specifically identifiable with a segment (see Note 4 to consolidated financial statements) were insignificant.
Income Taxes
The provision for income taxes reflects an effective tax rate of 37.8% for the three-month period ended May 31, 2013, as compared to 36.3% for same period in fiscal 2013. The increase in the effective tax rates is due to lower utilization of manufacturing credits, primarily as a result of the acquisition of Aquilex SRO on March 29, 2013. Without the acquisition of Aquilex SRO, the effective tax rates would have been equivalent.
LIQUIDITY AND CAPITAL RESOURCES
We have historically met our cash needs through a combination of cash flows from operating activities along with bank and long term borrowings. Our cash requirements are generally for operating activities, cash dividend payments, capital improvements, debt repayment, letters of credit and acquisitions. We believe that working capital, funds available under our credit agreement, and funds generated from operations should be sufficient to finance anticipated operational activities, dividends, capital improvements, payment of debt and possible future acquisitions during fiscal 2014. In connection with the fire at our Joliet, Illinois facility, we estimate making approximately $15.6 million in capital expenditures in fiscal 2014 related to the rebuilding of that facility. We expect to be reimbursed for a portion of this capital outlay as a result of the insurance settlement.
Our operating activities generated cash flows of approximately $39.9 million for the three month period ended May 31, 2013 and $16.2 million for the same period in the prior fiscal year. Cash flow from operations for the three month period ended May 31, 2013 included net income in the amount of $14.5 million, depreciation and amortization in the amount of $10.1 million, and other adjustments to reconcile net income to net cash in the amount of $4.0 million. Included in other adjustments were provisions for bad debt in the amount of $(0.1) million, deferred income taxes in the amount of $2.3 million, gain or loss on insurance settlement or the sale of assets in the amount of $(0.02) million, and non-cash adjustments in the amount of $1.89 million. Negative cash flow was recognized due to increased inventories, prepaids, other assets and revenue in excess of billings in the amount of $4.8 million, $3.3 million, $4.0 million and $6.5 million, respectively. Positive cash flow was recognized due to decreased accounts receivable $27.9 million and increased accounts payables and other accrued liabilities in the amount of $0.4 million and $1.5 million, respectively. Accounts receivable average days outstanding were 52 days for the three month period ended May 31, 2013, as compared to 48 days for the three month period ended May 31, 2012.

Our working capital was $167.9 million at May 31, 2013, as compared to $231.3 million at May 31, 2012. The change in working capital for the compared periods is mainly attributable to our acquisition activity in the first quarter of fiscal 2014 offset by the additional debt incurred as a result of the Aquilex SRO acquisition.
During the three month period ended May 31, 2013, capital improvements were made in the amount of $11.6 million.
Our quarterly cash dividend was paid on April 17, 2013 in the amount of $3.6 million.
On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (as subsequently amended, the “Previous Credit Agreement”) with Bank of America, N.A. (“Bank of America”). This Credit Agreement provided for a $125 million unsecured revolving line of credit maturing on October 1, 2017 and was used to provide for working capital needs, capital improvements, future acquisitions and letter of credit needs.
On March 27, 2013, we entered into a new Credit Agreement (the “Credit Agreement”) with Bank of America and other lenders. The Credit Agreement replaced the Previous Credit Agreement, which terminated effective March 27, 2013, and provides for a $75 million term facility and a $225 million revolving credit facility, subject to a $75 million “accordion” feature. The Credit Agreement is used to provide for working capital needs, capital improvements, future acquisitions and letter of credit needs. The Credit Agreement provides for an applicable margin on the revolving credit facility ranging from 1.0% to 2.0% over the Eurodollar Rate and Commitment Fees ranging from .20% to .30% depending on our Leverage Ratio (each such term as defined in the Credit Agreement). The $75 million term facility requires quarterly principal and interest payments commencing on June 30, 2013 and matures on March 27, 2018.
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
At May 31, 2013, we had $182.0 million of outstanding debt borrowed through the revolving credit facility provided under the Credit Agreement. As of May 31, 2013, we had letters of credit outstanding under the Credit Agreement in the amount of $13.2 million, which left approximately $29.8 million of additional credit available under the Credit Agreement.
On March 31, 2008, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which the Company issued $100 million aggregate principal amount of its 6.24% unsecured Senior Notes (the “2008 Notes”) due March 31, 2018 through a private placement (the “2008 Note Offering”). Pursuant to the Note Purchase Agreement, the Company's payment obligations with respect to the 2008 Notes may be accelerated upon any Event of Default, as defined in the Note Purchase Agreement. In connection with the 2008 Note Offering, the Company obtained the consent of Bank of America to the 2008 Note Offering and the agreement of Bank of America that the 2008 Note Offering would not constitute a default under the Previous Credit Agreement.
The Company entered into an additional Note Purchase Agreement on January 21, 2011 (the “2011 Agreement”), pursuant to which the Company issued $125 million aggregate principal amount of its 5.42% unsecured Senior Notes (the “2011 Notes”), due in January of 2021, through a private placement (the “2011 Note Offering”). Pursuant to the 2011 Agreement, the Company's payment obligations with respect to the 2011 Notes may be accelerated under certain circumstances. In connection with the 2011

Note Offering, the Company obtained the consent of Bank of America to the 2011 Note Offering and the agreement of Bank of America that the 2011 Note Offering would not constitute a default under the Previous Credit Agreement.
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
As of May 31, 2013, the Company is in compliance with all of its debt covenants.

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
Our current ratio (current assets/current liabilities) was 2.12 to 1 at May 31, 2013, as compared to 3.94 to 1 at May 31, 2012. As of May 31, 2013, we had $453.4 million in long-term debt outstanding and our long-term debt as a percentage to shareholders’ equity ratio was 1.31 to 1.
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

None.

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
CONTRACTUAL COMMITMENTS
Leases
We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of May 31, 2013 are summarized in the table below under “Other.”

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
Other
At May 31, 2013, we had outstanding letters of credit in the amount of $13.2 million. These letters of credit are issued, in lieu of performance and bid bonds, to some of our customers to cover any potential warranty costs that the customer might incur. In addition, as of May 31, 2013, a warranty reserve in the amount of $1.8 million has been established to offset any future warranty claims.
The following summarizes our operating leases, and long-term debt and interest expense for the next five years and beyond.

	Operating Leases	Long-Term Debt	Interest	Total
	(In thousands)
2014	$4,391	$—	$12,961	$17,352
2015	4,707	18,036	15,945	38,688
2016	4,055	21,786	14,928	40,769
2017	3,790	21,786	13,884	39,460
2018	3,023	23,661	12,815	39,499
Thereafter	6,165	368,160	22,932	397,257
Total	$26,131	$453,429	$93,465	$573,025

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances and form the basis for our conclusions. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition, impairment of long-lived assets, identifiable intangible assets and goodwill, and accounting for income taxes and stock options and stock appreciation rights. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 to the Annual Consolidated Financial Statements filed on our Annual Report on Form 10-K for the fiscal year ended February 28, 2013.
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

Accruals for Contingent Liabilities - The amounts we record for estimated claims, such as self insurance programs, warranty, environmental and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience and other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than what we estimate. In connection with our acquisition of NLI, we may be obligated to make an additional payment of up to $20 million based on the future financial performance of the NLI business. The net present value of this additional payment, which is subject to the terms and conditions of the asset purchase agreement we entered into in connection with this acquisition, was $8.9 million as of May 31, 2013, and is reflected as a long-term liability. The net present value was calculated by determining a probability of potential payout which was then discounted by the cost of money over the life of the agreement.
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
As of the end of May 2013, the Company had exposure to foreign currency exchange related to our operations in Canada and China. Following the closing of the acquisition of Aquilex SRO, the Company has additional exposure to foreign currency exchange related to the operations of the subsidiaries of Aquilex SRO in Brazil, Poland and the Netherlands.
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
Item 1A. Risk Factors.
There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2013.
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
As of May 31, 2013, no shares have been repurchased by the Company under this authorization.
Item 3. Defaults Upon Senior Securities.  None.
Item 4. Mine Safety Disclosures. None.
Item 5. Other Information. None.
Item 6. Exhibits.
Exhibits Required by Item 601 of Regulation S-K.
A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 27, which immediately precedes such exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated (Registrant)

DATE: July 3, 2013	By:	/s/ Dana Perry
Dana Perry Senior Vice President for Finance Principal Financial Officer

EXHIBIT INDEX

3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

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

3(4)	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report on Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3(5)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report on Form 8-K filed by the Registrant on November 27, 2007).

3(6)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report on Form 8-K filed by the Registrant on April 3, 2010).
3(7)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to Exhibit 3(1) to the Current Report on Form 8-K filed by the Registrant on April 29, 2013).

4	Form of Stock Certificate for the Company's $1.00 par value Common Stock (incorporated by reference to the Quarterly Report on Form 10-Q filed by Registrant August 31, 2000).

10(1)
Note Purchase Agreement dated March 31, 2008, by and among AZZ incorporated and the purchasers listed therein (incorporated by reference to Exhibit 10(1) of the Current Report on Form 8-K filed by the registrant on April 2, 2008).

10(2)	AZZ incorporated Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement for the 2008 Annual Shareholders Meeting).

10(3)	AZZ incorporated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement for the 2008 Annual Shareholders Meeting).

10(4)	AZZ incorporated 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Proxy Statement for the 2001 Annual Shareholders Meeting).

10(5)
Note Purchase Agreement, dated as of January 20, 2011, by and among AZZ incorporated and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on January 21, 2011).

10(6)
Asset Purchase Agreement, dated April 27, 2012, by and among AZZ incorporated, AZZ AcqurieCo, Inc., and Nuclear Logistics Incorporated and certain shareholders thereof identified therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on May 3, 2012).

10(7)
Securities Purchase Agreement, dated February 22, 2013, by and among AZZ incorporated, Arbor-Crowley, Inc., Aquilex Specialty Repair and Overhaul LLC, Aquilex LLC, the blocker sellers named therein and the blocker corps named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on February 28, 2013).

10(8)
Credit Agreement, dated as of March 27, 2013, by and among AZZ, Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the registrant on April 2, 2013).

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 3, 2013. Filed Herewith.

31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 3, 2013. Filed Herewith.

32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 3, 2013. Filed Herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 3, 2013. Filed Herewith.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The exhibits shall be deemed “furnished” and not “filed” pursuant to the Securities Exchange Act of 1934.