Form 10-Q
period 2013-08-31
AZZ INC
filed 2013-10-02
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at August 31, 2013:
Common Stock, $1.00 par value per share	25,499,124

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	8/31/2013	2/28/2013
	(Unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$41,983,858	$55,597,751
Accounts Receivable (Net of Allowance for Doubtful Accounts of $1,840,642 at August 31, 2013 and $1,000,000 at February 28, 2013)	131,855,452	97,857,193
Inventories:
Raw Material	59,994,690	47,189,162
Work-In-Process	39,270,310	32,040,915
Finished Goods	2,331,360	3,100,849
Costs and Estimated Earnings In Excess of Billings On Uncompleted Contracts	24,090,827	12,878,068
Deferred Income Taxes	9,341,091	7,615,525
Prepaid Expenses and Other	9,815,546	6,152,476
Total Current Assets	318,683,134	262,431,939
Property, Plant and Equipment, Net	193,265,390	154,476,220
Goodwill	281,874,766	171,886,270
Intangibles and Other Assets, Net	189,992,725	105,410,385
	$983,816,015	$694,204,814
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts Payable	$42,890,094	$28,921,539
Income Tax Payable	2,101,690	568,722
Accrued Salaries and Wages	10,504,398	11,013,779
Other Accrued Liabilities	20,284,954	14,811,126
Customer Advance Payments	38,086,564	39,168,672
Profit Sharing	3,947,294	8,360,000
Long Term Debt Due Within One Year	18,035,714	14,285,714
Billings In Excess of Costs and Estimated Earnings On Uncompleted Contracts	3,153,185	1,769,656
Total Current Liabilities	139,003,893	118,899,208
Long-Term Accrued Liabilities Due After One Year	8,988,155	8,539,278
Long-Term Debt Due After One Year	434,455,357	196,428,571
Deferred Income Taxes	43,042,992	36,403,283
Shareholders’ Equity:
Common Stock, $1 Par Value, Shares Authorized 100,000,000 (25,499,124 Shares at August 31, 2013 and 25,376,967 Shares at February 28, 2013)	25,499,124	25,376,967
Capital In Excess of Par Value	20,440,575	17,653,912
Retained Earnings	317,868,225	294,092,945
Accumulated Other Comprehensive Income (Loss)	(5,482,306)	(3,189,350)
Total Shareholders’ Equity	358,325,618	333,934,474
	$983,816,015	$694,204,814
See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	8/31/2013	8/31/2012	8/31/2013	8/31/2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$189,782,229	$153,385,291	$372,956,848	$280,528,155
Costs And Expenses
Cost of Sales	133,877,304	110,073,078	266,336,860	199,350,629
Selling, General and Administrative	26,178,490	15,768,242	52,865,428	31,124,459
Interest Expense	4,651,412	3,227,906	9,129,099	6,568,072
Net Loss (Gain) On Sale of Property, Plant and Equipment, and Insurance Proceeds	(859,576)	17,393	(882,917)	(5,951,688)
Other Expense (Income) - net	117,439	(294,530)	(3,710,598)	(246,221)
	163,965,069	128,792,089	323,737,872	230,845,251
Income Before Income Taxes	25,817,160	24,593,202	49,218,976	49,682,904
Income Tax Expense	9,454,391	8,720,265	18,309,424	17,824,027
Net Income	$16,362,769	$15,872,937	$30,909,552	$31,858,877
Earnings Per Common Share
Basic Earnings Per Share	$0.64	$0.63	$1.21	$1.26
Diluted Earnings Per Share	$0.64	$0.62	$1.20	$1.25
See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	8/31/2013	8/31/2012	8/31/2013	8/31/2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$16,362,769	$15,872,937	$30,909,552	$31,858,877
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments
Unrealized Translation Gains (Losses)	(1,719,356)	1,989,312	(2,265,837)	29,780
Interest Rate Swap, Net of Income Tax of $7,301, $7,301, $14,602 and $14,602 respectively.	(13,559)	(13,559)	(27,119)	(27,118)
Other Comprehensive Income (Loss)	(1,732,915)	1,975,753	(2,292,956)	2,662
Comprehensive Income	$14,629,854	$17,848,690	$28,616,596	$31,861,539
See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	8/31/2013	8/31/2012
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$30,909,552	$31,858,877
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Provision For Doubtful Accounts	(68,758)	349,165
Amortization and Depreciation	21,048,913	13,163,130
Deferred Income Tax Expense	3,665,345	1,544,614
Net Loss (Gain) On Insurance Settlement or On Sale of Property, Plant & Equipment	(882,917)	(5,951,688)
Amortization of Deferred Borrowing Costs	663,699	141,037
Share Based Compensation Expense	2,512,547	2,434,487
Effects of Changes In Assets & Liabilities:
Accounts Receivable	20,437,080	(11,406,075)
Inventories	(73,460)	(2,344,607)
Prepaid Expenses and Other	(2,876,687)	(2,123,758)
Other Assets	(4,020,907)	87,805
Net Change In Billings Related To Costs and Estimated Earnings On Uncompleted Contracts	(6,465,886)	4,612,468
Accounts Payable	(80,893)	738,974
Other Accrued Liabilities and Income Taxes Payable	(9,584,151)	(2,938,767)
Net Cash Provided By Operating Activities	55,183,477	30,165,662
Cash Flows From Investing Activities:
Proceeds From Sale Or Insurance Settlement of Property, Plant, and Equipment	888,278	8,496,630
Purchase of Property, Plant and Equipment	(23,847,378)	(12,561,636)
Acquisition of Subsidiaries, Net of Cash Acquired	(275,702,030)	(77,044,293)
Net Cash Used In Investing Activities	(298,661,130)	(81,109,299)
Cash Flows From Financing Activities:
Proceeds From Exercise of Stock Options	—	15,781
Excess Tax Benefits From Stock Options and Stock Appreciation Rights	1,188,234	774,897
Proceeds from Revolving Loan	197,000,000	—
Payments on Revolving Loan	(15,000,000)	—
Proceeds on Long Term Debt	75,000,000	—
Payments on Long Term Debt	(15,223,214)	(18,135,866)
Debt Acquisition Costs	(5,880,539)	—
Payments of Dividends	(7,134,272)	(6,318,886)
Net Cash Provided by (Used In) Financing Activities	229,950,209	(23,664,074)
Effect of Exchange Rate Changes on Cash	(86,449)	21,471
Net Increase (Decrease) In Cash & Cash Equivalents	(13,613,893)	(74,586,240)
Cash & Cash Equivalents At Beginning of Period	55,597,751	143,302,666
Cash & Cash Equivalents At End of Period	$41,983,858	$68,716,426
Supplemental Disclosures
Cash Paid For Interest	$8,041,592	$6,773,789
Cash Paid For Income Taxes	$13,738,489	$15,861,484
See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

	Shares	Amount
Balance at February 28, 2013	25,376,967	$25,376,967	$17,653,912	$294,092,945	$(3,189,350)	$—	$333,934,474
Exercise of Stock Options	—	—	—				—
Stock Compensation	14,000	14,000	2,498,547				2,512,547
Restricted Stock Units	27,684	27,684	(593,211)			—	(565,527)
Stock Issued for SARs	52,625	52,625	(918,114)			—	(865,489)
Employee Stock Purchase Plan	27,848	27,848	611,207			—	639,055
Federal Income Tax Deducted on Stock Options and SARs			1,188,234				1,188,234
Cash Dividend Paid				(7,134,272)			(7,134,272)
Net Income				30,909,552			30,909,552
Foreign Currency Translation					(2,265,837)		(2,265,837)
Interest Rate Swap, Net of $14,602 Income Tax					(27,119)		(27,119)
Balance at August 31, 2013	25,499,124	$25,499,124	$20,440,575	$317,868,225	$(5,482,306)	$—	$358,325,618
See Accompanying Notes to Condensed Consolidated Financial Statements.

AZZ incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
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
In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of August 31, 2013, and the results of its operations and cash flows for the three and six month periods ended August 31, 2013 and 2012.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
	(Unaudited) (In thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$16,363	$15,873	$30,910	$31,859
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,487,796	25,297,220	25,475,869	25,270,585
Effect of dilutive securities:
Employee and Director stock awards	176,312	211,323	188,851	210,602
Denominator for diluted earnings per common share	25,664,108	25,508,543	25,664,720	25,481,187
Earnings per share basic and diluted:
Basic earnings per common share	$0.64	$0.63	$1.21	$1.26
Diluted earnings per common share	$0.64	$0.62	$1.20	$1.25

3.	Stock-based Compensation.
The Company has one share-based compensation plan (the “Plan”). The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, stock appreciation rights and options to purchase common stock of the Company. The maximum number of shares that may be issued under the Plan is 5,000,000 shares. As of August 31, 2013 the Company has approximately 791,080 shares available for future issuance under the Plan.

Restricted Stock Unit Awards
Restricted stock unit awards are valued at the market price of our common stock on the grant date. These awards generally have a three year cliff vesting schedule but may vest early in accordance with the Plan’s accelerated vesting provisions.
The activity of our non-vested restricted stock unit awards for the six month period ended August 31, 2013 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 28, 2013	106,182	$20.92
Granted	31,458	45.36
Vested	(42,096)	16.30
Forfeited	—	—
Non-Vested Balance as of August 31, 2013	95,544	$30.57
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
A summary of the Company’s stock appreciation rights and option awards activity for the six month period ended August 31, 2013 is as follows:

	Options/SAR’s	Weighted Average Exercise Price
Outstanding as of February 28, 2013	439,863	$19.12
Granted	71,622	45.36
Exercised	(124,052)	19.04
Forfeited	—	—
Outstanding as of August 31, 2013	387,433	$24.03
Exercisable as of August 31, 2013	183,255	$15.88
Weighted average fair value of options and SARs granted during the period ended August 31, 2013		$14.15

The average remaining contractual term for those options and stock appreciation rights outstanding at August 31, 2013, is 4.47 years, with an aggregate intrinsic value of $14.5 million. The average remaining contractual terms for those options and stock appreciation rights that are exercisable as of August 31, 2013 is 3.61 years, with an aggregate intrinsic value of $6.9 million.
Employee Stock Purchase Plan
The Company also has an employee stock purchase plan, which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months. On the first day of an offering period (the "enrollment date") the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option pricing model. For the six month period ended August 31, 2013, the company issued 27,848 shares under the Employee Stock Purchase Plan.
Directors Grants
During the second quarter of fiscal 2014, the Company granted each of its seven independent directors 2,000 shares of the Company's common stock. These common stock grants were valued at $36.70. As previously stated all per share data has been adjusted to reflect the two for one stock split.

Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows:

Period ended August 31,	2013	2012
Compensation Expense	$2,512,547	$2,434,487
Income tax benefits	$879,391	$852,070
Unrecognized compensation cost related to stock appreciation rights, restricted stock units and the employee stock purchase plan at August 31, 2013 totals $2,050,859.
The Company’s policy is to issue shares required under these Plans from the Company’s authorized but unissued shares and treasury.

4.	Segments.
We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 28, 2013. Information regarding operations and assets by segment is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
	(Unaudited) (In thousands)
Net Sales:
Electrical and Industrial Products and Services	$104,134	$66,530	$200,600	$111,212
Galvanizing Services	85,648	86,855	172,357	169,316
	189,782	153,385	372,957	280,528
Operating Income (a):
Electrical and Industrial Products and Services	10,733	9,339	23,781	16,134
Galvanizing Services	26,245	23,549	51,943	46,182
	36,978	32,888	75,724	62,317
General Corporate Expense (b)	7,187	5,342	17,658	12,074
Interest Expense	4,651	3,228	9,129	6,568
Other (Income) Expense, Net (c)	(677)	(275)	(282)	(6,008)
	11,161	8,295	26,505	12,634
Income Before Income Taxes	$25,817	$24,593	$49,219	$49,683
Total Assets:
Electrical and Industrial Products and Services	$559,501	$259,125	$559,501	$259,125
Galvanizing Services	379,828	311,630	379,828	311,630
Corporate	44,487	76,028	44,487	76,028
	$983,816	$646,783	$983,816	$646,783

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
A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within accrued liabilities on the consolidated balance sheet. Management periodically reviews the reserves and makes adjustments accordingly. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following table shows changes in the warranty reserves since the end of fiscal 2014:

Warranty Reserve
(unaudited)
(in thousands)
Balance at February 28, 2013	$2,073
Warranty costs incurred	(657)
Additions charged to income	432
Balance at May 31, 2013	$1,848
Warranty costs incurred	(595)
Additions charged to income	407
Balance at August 31, 2013	$1,660

6.	Acquisitions

On March 29, 2013, we completed our acquisition of all of the equity securities of Aquilex Specialty Repair and Overhaul LLC, a Delaware limited liability company (“Aquilex SRO”), pursuant to the terms of the Securities Purchase Agreement dated February 22, 2013 (the “Purchase Agreement”). Aquilex SRO provides the energy industry with specialty repair and overhaul solutions designed to improve mechanical integrity and extend component life. Aquilex SRO offers services to a diverse base of blue-chip customers in the nuclear, fossil power, refining, chemical processing, pulp and waste-to-energy industries, serving clients that place a high value on reliability, quality and safety. Aquilex SRO’s offering is differentiated through advanced proprietary tooling and process technologies delivered by a uniquely skilled specialized workforce. The acquisition is part of our strategy to expand our offerings in the Electrical and Industrial Products and Services Segment to enhance our presence in the power generation market.

The Purchase Agreement provided for AZZ's acquisition of all equity securities of Aquilex SRO for cash consideration in the amount of $275.7 million, which is comprised of $271.8 million as cash paid at closing and an estimated $3.9 million due for additional working capital that was acquired.

The following consolidated pro forma information assumes that the acquisition of Aquilex SRO took place on March 1, 2012 for the income statements for the three and six month periods ended August 31, 2013 and 2012. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Aquilex SRO to reflect the decrease in interest expense that would have occurred under the new credit agreement and to reflect the decrease in depreciation and amortization expense that would have occurred assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on March 1, 2012, together with consequential tax effects. In addition, supplemental pro forma earnings were adjusted to exclude approximately $3.2 million of acquisition related costs incurred in fiscal year 2014. Fiscal year 2013 supplement pro forma earnings were adjusted to include these charges.

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
	(In thousands, except for per share amounts)
Net Sales	$189,782	$195,010	$396,052	$394,716
Net Income	$16,363	$13,909	$31,433	$48,765
Earnings Per Common Share
Basic Earnings Per Share	$0.64	$0.55	$1.23	$1.93
Diluted Earnings Per Share	$0.64	$0.55	$1.22	$1.91

The total purchase price was allocated to Aquilex SRO's net tangible and identifiable intangible assets based on their estimated fair values as of March 29, 2013, the date on which AZZ acquired control of Aquilex SRO. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The goodwill recorded is attributable to projected growth at Aquilex SRO. Aquilex's international presence coupled with their ability to install products manufactured by our existing Electrical and Industrial Products and Services segment will assist in expanding AZZ's global presence and increasing our market share.

The goodwill will be deductible for income tax purposes. AZZ has made an allocation of the purchase price as follows (in thousands):

Purchase Price Allocation:

($ in thousands)
Current Assets	$79,784
Property and Equipment	27,669
Intangible Assets	85,000
Goodwill	110,696
Other Assets	282
Total Assets Acquired	303,431
Current Liabilities	(27,729)
Net Assets Acquired	$275,702

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
On June 1, 2012, we completed the acquisition of substantially all of the assets of Nuclear Logistics Incorporated (“NLI”). The purchase price paid in connection with the asset purchase was $77.0 million, net of cash acquired, along with the assumption of certain liabilities and the payoff of $3.8 million of notes payable at closing. In connection with our acquisition of NLI, we may be obligated to make an additional payment of up to $20 million based on the future financial performance of the NLI business. The net present value of this additional payment, which is subject to the terms and conditions of the asset purchase agreement we entered into in connection with the acquisition, was $9.0 million, and is reflected as a long-term liability. The net present value was calculated by determining a probability of potential payout which was then discounted by the cost of money over the life of the agreement. The pre-acquisition customer base of AZZ is essentially the same customer base utilized by NLI.

The following consolidated pro forma information assumes that the acquisition of NLI took place on March 1, 2012 for the income statements for the three and six month periods ended August 31, 2013 and 2012.

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
	(In thousands, except for per share amounts)
Net Sales	$189,783	$153,385	$372,957	$293,677
Net Income	$16,363	$15,873	$30,910	$32,005
Earnings Per Common Share
Basic Earnings Per Share	$0.64	$0.63	$1.21	$1.27
Diluted Earnings Per Share	$0.64	$0.62	$1.20	$1.26

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
Orders and Backlog
Our entire backlog relates to our Electrical and Industrial Products and Services Segment. Our backlog was $211.4 million as of August 31, 2013, a decrease of $10.3 million, or 5%, as compared to $221.7 million at February 28, 2013. Our book-to-ship ratio was 0.96 to 1 for the quarter ended August 31, 2013, as compared to 0.99 to 1 for the same period in the prior year.  Incoming orders increased 20% for the quarter compared to the same period in fiscal 2013. The decrease in the book to ship ratio for the compared periods is a result of the hesitation of the market in regards to looming government regulations, mainly in the nuclear markets. A significant amount of anticipated orders for the second quarter have been delayed and are expected to be received in the third quarter of fiscal 2014.

Backlog Table
(in thousands)(unaudited)

	Period Ended		Period Ended
Backlog	2/28/2013	$221,714	2/29/2012	$138,621
Bookings		181,092		124,666
Shipments		183,175		127,143
Backlog	5/31/2013	$219,631	5/31/2012	$136,144
Book to Ship Ratio		0.99		0.98
Bookings		181,547		151,804
Acquired Backlog		—		78,491
Shipments		189,782		153,385
Backlog	8/31/2013	$211,396	8/31/2012	$213,054
Book to Ship Ratio		0.96		0.99
Segment Revenues
The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Six Months Ended
	8/31/2013	8/31/2012	8/31/2013	8/31/2012
	(In thousands)(unaudited)
Revenue:
Electrical and Industrial Products and Services	$104,134	$66,530	$200,600	$111,212
Galvanizing Services	85,648	86,855	172,357	169,316
Total Revenue	$189,782	$153,385	$372,957	$280,528
For the three and six month periods ended August 31, 2013, consolidated revenues were $189.8 million and $373.0 million, respectively, an increase of 24% and 33%, respectively, as compared to the same period in fiscal 2013. The Electrical and Industrial Products and Services Segment contributed 55% and 54%, respectively, and the Galvanizing Services Segment accounted for 45% and 46%, respectively, of the Company’s combined revenues for the three and six month periods ended August 31, 2013. For the three and six month periods ended August 31, 2012, the Electrical and Industrial Products and Services Segment contributed 43% and 40%, respectively, of the Company’s revenues, and the Galvanizing Services Segment accounted for 57% and 60%, respectively, of the combined revenues.
Revenues for the Electrical and Industrial Products and Services Segment increased $37.6 million, or 57%, for the three month period ended August 31, 2013 and $89.4 million or 80% for six month period ended August 31, 2013, as compared to the same periods in fiscal 2013. This increase in revenue for the compared period is mainly attributable to the acquisition of NLI in June of 2012 and Aquilex SRO on March 29, 2013. Revenues from NLI were $12.1 million and $29.6 million, respectively, for the three and six month periods ended August 31, 2013. Aquilex SRO contributed $43.6 million and $85.1 million, respectively, in revenue for the three and six month periods ended August 31, 2013. Without the acquisition of NLI and Aquilex, revenues for this segment were below levels for the same period in fiscal 2013. The reduction in revenue excluding NLI and Aquilex was due to delayed shipments at the request of customers that will be recorded in future quarters in conjunction with expiring tax credits for renewable energy projects and an overall reduction in spending.
Revenues in the Galvanizing Services Segment decreased $1.2 million, or 1%, for the three month period ended August 31, 2013, and increased $3.0 million or 2% for the six month period ended August 31, 2013, as compared to the same periods in fiscal 2013. Excluding the acquisition of G3 and Galvcast, revenues declined 11% for the three month period ended August 31, 2013, as compared to the same period in fiscal 2013 and 8% for the six month period ended August 31, 2013 when compared to the prior period. Our recently acquired operations in Canada provided $10.4 million and $20.9 million, respectively, in revenues for the three and six month periods ended August 31, 2013. The reduction in revenue is attributable to lower demand from the transmission and distribution markets and a leveling off of renewable energy projects. In addition, petrochemical projects continue to be pushed back due to engineering and permit delays.  Historically, revenues for this segment have closely followed the condition of the industrial sector of the general economy.

Segment Operating Income
The following table lists non-recurring items that occurred during the three and six month periods ended August 31, 2013 and 2012.

	Three Months Ended		Six Months Ended
	8/31/2013	8/31/2012	8/31/2013	8/31/2012
	(In thousands)(unaudited)
Total Operating Income	$36,978	$32,889	$75,724	$62,318

Joliet Losses Incurred	826	1,184	1,623	1,708
Business Interruption Insurance	(2,678)	—	(2,678)	—
Lawsuit Settlement	—	—	(4,200)	—

Adjusted Total Operating Income	$35,126	$34,073	$70,469	$64,026
Our total segment operating income increased 12% for the three month period ended August 31, 2013 and 22% for the six month period ended August 31, 2013 to $37.0 million and $75.7 million, respectively, as compared to $32.9 million and $62.3 million, respectively, for the same periods in fiscal 2013. Total operating margins decreased to 19% and 20% for the three and six month periods ended August 31, 2013 as compared to 21% and 22%, respectively, for the same periods in fiscal 2013. The Electrical and Industrial Products and Services Segment accounted for 29% and 31%, respectively, of the operating income while the Galvanizing Services Segment accounted for the remaining 71% and 69%, respectively, of operating income for the three and six month periods ended August 31, 2013. For the three and six month periods ended August 31, 2012, the Electrical and Industrial Products and Services Segment accounted for 28% and 26%, respectively, of operating income while the Galvanizing Services Segment accounted for the remaining 72% and 74%, respectively.
Segment operating income in the Electrical and Industrial Products and Services Segment increased 15% and 47% for the three and six month periods ended August 31, 2013, to $10.7 million and $23.8 million, respectively, as compared to $9.3 million and $16.1 million, respectively, for the same periods in fiscal 2013. Operating margins were 10% and 12%, respectively, for the three and six month period ended August 31, 2013 and 14% and 15%, respectively, for the same periods in fiscal 2013. Operating income increased for the compared period due to the acquisitions of NLI on June 1, 2012, and Aquilex SRO on March 29, 2013. These two acquisitions added $1.7 million and $9.2 million, respectively, in operating income for the three and six month periods ended August 31, 2013. Excluding these acquisitions, for the three month period ended August 31, 2013, operating income increased $0.6 million as compared to the same period in fiscal 2013, and decreased $0.6 million for the six month period ended August 31, 2013 when compared to the prior period. NLI had operating profits of $0.5 million and $4.7 million, respectively, for the three and six month periods ended August 31, 2013. Aquilex SRO had operating income of $1.2 million and $4.5 million for the three and six month periods ended August 31, 2013. Without the amortization of intangibles resulting from the acquisitions of NLI and Aquilex SRO, the operating margin would have been 14% for the three month period ended August 31, 2013 and 15% for the six month period ended August of 2013. The acquisition of NLI and Aquilex SRO resulted in the amortization of intangibles of $3.4 million for the three month period ended August 31, 2013 and $6.2 million for the six month period ended August 31, 2013.
In the Galvanizing Services Segment, operating income increased 11% and 13%, respectively, for the three and six month periods ended August 31, 2013, to $26.2 million and $51.9 million, respectively, as compared to $23.5 million and $46.2 million, respectively, for the same period in fiscal 2013. Operating margins were 31% and 30%, respectively for the three and six month periods ended August 31, 2013 compared to 27% for the same periods in fiscal 2013. Our recently acquired operations in Canada consisting of Galvcast and G3 contributed $2.0 million and $3.8 million, respectively, in operating profits for the three and six month periods ended August 31, 2013. During the six month period ended August 31, 2013 a payment of $2.7 million was received for business interruption insurance resulting from the loss of production due to a fire at our Joliet, Illinois facility in April 2012. Losses incurred at Joliet are expected to continue to be offset with insurance proceeds for business interruption in future quarters as the claims are settled. In addition, during the first quarter of fiscal 2014, a gain was recorded in the amount of $4.2 million as a result of a favorable lawsuit settlement. Without these non-recurring items and the losses incurred in the current and prior year, operating income would have been $24.4 million and $46.7 million, respectively for the three and six month periods ended August 31, 2013 and $24.7 million and $47.9 million, respectively for the same periods in fiscal 2013. Operating margins without these non-recurring items would have been 28%, respectively, for both of the three month periods ended August 31, 2013 and 2012 and 27% and 28%, respectively, for the six month periods ended August 31, 2012.

General Corporate Expenses
General corporate expenses, (see Note 4 to the condensed consolidated financial statements) not specifically identifiable to a segment, for the three-month period ended August 31, 2013, were $7.2 million compared to $5.3 million for the same period in fiscal 2013. For the six month period ended August 31, 2013, general corporate expenses were $17.7 million as compared to $12.1 million in the prior fiscal year. As a percentage of sales, general corporate expenses were 4% for the three month period ended August 31, 2013, as compared to 3% for the same period in fiscal 2013. For the six month period ended August 31, 2013, general corporate expenses as a percentage of sales were 5% compared to 4% for the compared period in fiscal 2013. The Company incurred $3.2 million in acquisition costs in the first half of fiscal 2014 as a result of the acquisition of Aquilex SRO. (see Note 6 to the condensed consolidated financial statements).

Interest
Net interest expense for the three and six month period ended August 31, 2013 was $4.7 million and $9.1 million, respectively, as compared to $3.2 million and $6.6 million, respectively, for the same periods in fiscal 2013. As of August 31, 2013, we had outstanding debt of $452.5 million, compared to $210.7 million at the same date last year. Our long-term debt to equity ratio was 1.26 to 1 at August 31, 2013, as compared to .62 to 1 at August 31, 2012. The increase in interest expense is a result of the increased debt acquired to fund the acquisition of Aquilex SRO.
Net (Gain) On Insurance Settlement
For the six-month period ended August 31, 2013, the Company received an additional $0.8 million in funds in conjunction with the insurance settlement for the fire at our Joliet, Illinois facility. During the first quarter of fiscal 2013, the Company received $10 million in insurance proceeds. Based on a preliminary estimate of the damage sustained at the Joliet facility, a pretax asset impairment charge of approximately $4 million was recorded during the first quarter of fiscal 2013. The net gain on the insurance settlement of property, plant and equipment has been recorded as an item under Net (Gain) Loss On Insurance Settlement or On Sale of Property, Plant and Equipment. We anticipate receiving additional insurance proceeds from these claims in an amount ranging from $4 million to $7 million when all claims are settled. This item is shown as Other (Income) expense in Note 4 to consolidated financial statements.
Other (Income) Expense
For the three and six month periods ended August 31, 2013 and 2012 the amounts in other (income) expense not specifically identifiable with a segment (see Note 4 to consolidated financial statements) were insignificant.
Income Taxes
The provision for income taxes reflects an effective tax rate of 36.6% for the three-month period ended August 31, 2013, as compared to 35.5% for same period in fiscal 2013. For the six month period ended August 31, 2013 the tax rate was 37.2% compared to 35.9% for the compared period in fiscal 2013. The increase in the effective tax rates is due to lower utilization of manufacturing credits, primarily as a result of the acquisition of Aquilex SRO on March 29, 2013. Without the acquisition of Aquilex SRO, the effective tax rates would have been equivalent to the prior periods.
LIQUIDITY AND CAPITAL RESOURCES
We have historically met our cash needs through a combination of cash flows from operating activities along with bank and long term borrowings. Our cash requirements are generally for operating activities, cash dividend payments, capital improvements, debt repayment, letters of credit and acquisitions. We believe that working capital, funds available under our credit agreement, and funds generated from operations should be sufficient to finance anticipated operational activities, dividends, capital improvements, payment of debt and possible future acquisitions during fiscal 2014. In connection with the fire at our Joliet, Illinois facility, we estimate making approximately $9.0 million in capital expenditures during the remainder of fiscal 2014 related to the rebuilding of that facility. We expect to be reimbursed for a portion of this capital outlay as a result of the insurance settlement.
Our operating activities generated cash flows of approximately $55.2 million for the six month period ended August 31, 2013 and $30.2 million for the same period in the prior fiscal year. Cash flow from operations for the six month period ended August 31, 2013 included net income in the amount of $30.9 million, depreciation and amortization in the amount of $21.0 million, and other adjustments to reconcile net income to net cash in the amount of $5.9 million. Included in other adjustments were provisions for bad debt in the amount of $(0.1) million, deferred income taxes in the amount of $3.7 million, gain or loss on insurance settlement or the sale of assets in the amount of $(0.9) million, and non-cash adjustments in the amount of $3.2 million. Negative cash flow was recognized due to increased inventories, prepaids, other assets and revenue in excess of billings in the amount of $0.1 million, $2.9 million, $4.0 million and $6.5 million, respectively, as well as decreased accounts payable and other accrued liabilities in the amount of $0.1 million and $9.6 million, respectively. Positive cash flow was recognized due to decreased accounts receivable of $20.4 million. Accounts receivable average days outstanding were 57 days for the six month period ended August 31, 2013, as compared to 48 days for the six month period ended August 31, 2012.

Our working capital was $179.7 million at August 31, 2013, as compared to $167.9 million at August 31, 2012. The change in working capital for the compared periods is mainly attributable to our acquisition activity in the first quarter of fiscal 2014 offset by the additional debt incurred as a result of the Aquilex SRO acquisition.
During the six month period ended August 31, 2013, capital improvements were made in the amount of $23.8 million of which $13.4 million relate to the rebuilding of the Joliet facility.
During the six month period ended August 31, 2013, dividends were paid in the amount of $7.1 million.
On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (as subsequently amended, the “Previous Credit Agreement”) with Bank of America, N.A. (“Bank of America”). This Previous Credit Agreement provided for a $125 million unsecured revolving line of credit maturing on October 1, 2017 and was used to provide for working capital needs, capital improvements, future acquisitions and letter of credit needs.
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
At August 31, 2013, we had $182.0 million of outstanding debt borrowed through the revolving credit facility provided under the Credit Agreement. As of August 31, 2013, we had letters of credit outstanding under the Credit Agreement in the amount of $17.7 million, which left approximately $25.3 million of additional credit available under the Credit Agreement.
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
As of August 31, 2013, the Company is in compliance with all of its debt covenants.

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
Our current ratio (current assets/current liabilities) was 2.29 to 1 at August 31, 2013, as compared to 2.78 to 1 at August 31, 2012. As of August 31, 2013, we had $452.5 million in long-term debt outstanding and our long-term debt as a percentage to shareholders’ equity ratio was 1.26 to 1.
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
CONTRACTUAL COMMITMENTS
Leases
We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of August 31, 2013 are summarized in the table below under “Other.”
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
Other
At August 31, 2013, we had outstanding letters of credit in the amount of $17.7 million. These letters of credit are issued, in lieu of performance and bid bonds, to some of our customers to cover any potential warranty costs that the customer might incur. In addition, as of August 31, 2013, a warranty reserve in the amount of $1.7 million has been established to offset any future warranty claims.
The following summarizes our operating leases, and long-term debt and interest expense for the next five years and beyond.

	Operating Leases	Long-Term Debt	Interest	Total
	(In thousands)
2014	$4,032	$1,875	$8,237	$14,144
2015	5,736	20,848	15,939	42,523
2016	5,005	21,786	14,897	41,688
2017	4,666	23,192	13,846	41,704
2018	3,914	16,629	12,809	33,352
Thereafter	6,567	368,161	21,934	396,662
Total	$29,920	$452,491	$87,662	$570,073

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

Accruals for Contingent Liabilities - The amounts we record for estimated claims, such as self insurance programs, warranty, environmental and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience and other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than what we estimate. In connection with our acquisition of NLI, we may be obligated to make an additional payment of up to $20 million based on the future financial performance of the NLI business. The net present value of this additional payment, which is subject to the terms and conditions of the asset purchase agreement we entered into in connection with this acquisition, was $9.0 million as of August 31, 2013, and is reflected as a long-term liability. The net present value was calculated by determining a probability of potential payout which was then discounted by the cost of money over the life of the agreement.
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
As of the end of August 2013, the Company had exposure to foreign currency exchange related to our operations in Canada, China, Brazil, Poland and the Netherlands.
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
As of August 31, 2013, no shares have been repurchased by the Company under this authorization.
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

AZZ incorporated (Registrant)

DATE: October 2, 2013	By:	/s/ Dana Perry
Dana Perry Senior Vice President for Finance Principal Financial Officer

EXHIBIT INDEX

3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

3(2)
Articles of Amendment to the Articles of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3(3)
Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 29, 2000).

3(4)	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report on Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3(5)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report on Form 8-K filed by the Registrant on November 27, 2007).

3(6)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report on Form 8-K filed by the Registrant on April 3, 2010).
3(7)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to Exhibit 3(1) to the Current Report on Form 8-K filed by the Registrant on April 29, 2013).

3(8)	Certificate of Amendment to the Articles of Incorporation of the Registrant dated July, 30, 2013. Filed Herewith.

4	Form of Stock Certificate for the Company's $1.00 par value Common Stock (incorporated by reference to the Quarterly Report on Form 10-Q filed by Registrant August 31, 2000).

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

10(5)
Asset Purchase Agreement, dated April 27, 2012, by and among AZZ incorporated, AZZ AcqurieCo, Inc., and Nuclear Logistics Incorporated and certain shareholders thereof identified therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on May 3, 2012).

10(6)
Securities Purchase Agreement, dated February 22, 2013, by and among AZZ incorporated, Arbor-Crowley, Inc., Aquilex Specialty Repair and Overhaul LLC, Aquilex LLC, the blocker sellers named therein and the blocker corps named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on February 28, 2013).

10(7)
Credit Agreement, dated as of March 27, 2013, by and among AZZ, Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the registrant on April 2, 2013).

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 2, 2013. Filed Herewith.

31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 2, 2013. Filed Herewith.

32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 2, 2013. Filed Herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 2, 2013. Filed Herewith.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The exhibits shall be deemed “furnished” and not “filed” pursuant to the Securities Exchange Act of 1934.