Form 10-Q
period 2013-11-30
AZZ INC
filed 2014-01-08
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at November 30, 2013:
Common Stock, $1.00 par value per share	25,538,265

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	11/30/2013	2/28/2013
	(Unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$50,947,249	$55,597,751
Accounts Receivable (Net of Allowance for Doubtful Accounts of $1,876,182 at November 30, 2013 and $1,000,000 at February 28, 2013)	129,340,830	97,857,193
Inventories:
Raw Material	63,492,747	47,189,162
Work-In-Process	39,594,154	32,040,915
Finished Goods	2,813,281	3,100,849
Costs and Estimated Earnings In Excess of Billings On Uncompleted Contracts	21,420,393	12,878,068
Deferred Income Taxes	9,474,271	7,615,525
Prepaid Expenses and Other	7,345,904	6,152,476
Total Current Assets	324,428,829	262,431,939
Property, Plant and Equipment, Net	198,103,382	154,476,220
Goodwill	281,711,232	171,886,270
Intangibles and Other Assets, Net	184,932,018	105,410,385
	$989,175,461	$694,204,814
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts Payable	$40,912,686	$28,921,539
Income Tax Payable	4,006,330	568,722
Accrued Salaries and Wages	14,169,463	11,013,779
Other Accrued Liabilities	20,444,277	14,811,126
Customer Advance Payments	37,902,908	39,168,672
Profit Sharing	6,299,439	8,360,000
Long Term Debt Due Within One Year	19,910,714	14,285,714
Billings In Excess of Costs and Estimated Earnings On Uncompleted Contracts	2,906,638	1,769,656
Total Current Liabilities	146,552,455	118,899,208
Long-Term Accrued Liabilities Due After One Year	9,037,018	8,539,278
Long-Term Debt Due After One Year	416,642,857	196,428,571
Deferred Income Taxes	42,446,611	36,403,283
Shareholders’ Equity:
Common Stock, $1 Par Value, Shares Authorized 100,000,000 (25,538,265 Shares at November 30, 2013 and 25,376,967 Shares at February 28, 2013)	25,538,265	25,376,967
Capital In Excess of Par Value	21,755,908	17,653,912
Retained Earnings	332,738,023	294,092,945
Accumulated Other Comprehensive Income (Loss)	(5,535,676)	(3,189,350)
Total Shareholders’ Equity	374,496,520	333,934,474
	$989,175,461	$694,204,814
See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	11/30/2013	11/30/2012	11/30/2013	11/30/2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$197,755,332	$149,674,616	$570,712,180	$430,202,771
Costs And Expenses
Cost of Sales	144,394,673	104,671,793	410,731,533	304,022,422
Selling, General and Administrative	28,112,999	17,894,549	80,978,427	49,019,008
Interest Expense	4,614,787	3,234,340	13,743,886	9,802,412
Net Loss (Gain) On Sale of Property, Plant and Equipment, and Insurance Proceeds	(7,372,927)	157,065	(8,255,844)	(5,794,623)
Other Expense (Income) - net	93,802	(453,853)	(3,616,796)	(700,074)
	169,843,334	125,503,894	493,581,206	356,349,145
Income Before Income Taxes	27,911,998	24,170,722	77,130,974	73,853,626
Income Tax Expense	9,466,843	8,807,042	27,776,267	26,631,069
Net Income	$18,445,155	$15,363,680	$49,354,707	$47,222,557
Earnings Per Common Share
Basic Earnings Per Share	$0.72	$0.61	$1.94	$1.87
Diluted Earnings Per Share	$0.72	$0.60	$1.92	$1.85
See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	11/30/2013	11/30/2012	11/30/2013	11/30/2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$18,445,155	$15,363,680	$49,354,707	$47,222,557
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments
Unrealized Translation Gains (Losses)	(39,810)	(1,009,165)	(2,305,648)	(979,384)
Interest Rate Swap, Net of Income Tax of $7,301, $7,301, $21,903 and $21,903 respectively.	(13,559)	(13,560)	(40,678)	(40,678)
Other Comprehensive Income (Loss)	(53,369)	(1,022,725)	(2,346,326)	(1,020,062)
Comprehensive Income	$18,391,786	$14,340,955	$47,008,381	$46,202,495
See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	11/30/2013	11/30/2012
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$49,354,707	$47,222,557
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Provision For Doubtful Accounts	(28,980)	472,560
Amortization and Depreciation	31,985,669	21,072,577
Deferred Income Tax Expense	2,962,278	2,544,663
Net Loss (Gain) On Insurance Settlement or On Sale of Property, Plant & Equipment	(8,255,844)	(5,794,623)
Amortization of Deferred Borrowing Costs	1,042,945	213,152
Share Based Compensation Expense	2,988,596	2,816,827
Effects of Changes In Assets & Liabilities:
Accounts Receivable	30,308,868	(8,318,577)
Inventories	(4,328,441)	(6,684,028)
Prepaid Expenses and Other	(404,189)	(1,058,221)
Other Assets	(4,157,077)	98,629
Net Change In Billings Related To Costs and Estimated Earnings On Uncompleted Contracts	(4,022,948)	2,031,912
Accounts Payable	(2,053,323)	2,459,582
Other Accrued Liabilities and Income Taxes Payable	(777,868)	9,509,647
Net Cash Provided By Operating Activities	94,614,393	66,586,657
Cash Flows From Investing Activities:
Proceeds From Sale Or Insurance Settlement of Property, Plant, and Equipment	910,180	8,658,020
Purchase of Property, Plant and Equipment	(34,948,472)	(19,628,014)
Acquisition of Subsidiaries, Net of Cash Acquired	(275,702,030)	(122,632,180)
Net Cash Used In Investing Activities	(309,740,322)	(133,602,174)
Cash Flows From Financing Activities:
Proceeds From Exercise of Stock Options	—	15,781
Excess Tax Benefits From Stock Options and Stock Appreciation Rights	1,216,428	1,283,240
Proceeds from Revolving Loan	197,000,000	—
Payments on Revolving Loan	(30,000,000)	—
Proceeds on Long Term Debt	75,000,000	—
Payments on Long Term Debt	(16,160,714)	(18,135,866)
Debt Acquisition Costs	(5,880,539)	(100,000)
Payments of Dividends	(10,709,629)	(9,870,423)
Net Cash Provided by (Used In) Financing Activities	210,465,546	(26,807,268)
Effect of Exchange Rate Changes on Cash	9,881	25,939
Net Increase (Decrease) In Cash & Cash Equivalents	(4,650,502)	(93,796,846)
Cash & Cash Equivalents At Beginning of Period	55,597,751	143,302,666
Cash & Cash Equivalents At End of Period	$50,947,249	$49,505,820
Supplemental Disclosures
Cash Paid For Interest	$11,667,987	$9,567,067
Cash Paid For Income Taxes	$20,537,607	$23,870,187
See Accompanying Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance at February 28, 2013	25,376,967	$25,376,967	$17,653,912	$294,092,945	$(3,189,350)	$333,934,474
Stock Compensation	14,000	14,000	2,974,596			2,988,596
Restricted Stock Units	27,684	27,684	(593,211)			(565,527)
Stock Issued for SARs	56,665	56,665	(1,015,314)			(958,649)
Employee Stock Purchase Plan	62,949	62,949	1,519,497			1,582,446
Federal Income Tax Deducted on Stock Options and SARs			1,216,428			1,216,428
Cash Dividend Paid				(10,709,629)		(10,709,629)
Net Income				49,354,707		49,354,707
Foreign Currency Translation					(2,305,648)	(2,305,648)
Interest Rate Swap, Net of $21,903 Income Tax					(40,678)	(40,678)
Balance at November 30, 2013	25,538,265	$25,538,265	$21,755,908	$332,738,023	$(5,535,676)	$374,496,520
See Accompanying Notes to Condensed Consolidated Financial Statements.

AZZ incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
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
In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of November 30, 2013, and the results of its operations and cash flows for the three and nine month periods ended November 30, 2013 and 2012.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$18,445	$15,364	$49,355	$47,223
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,536,918	25,362,450	25,496,219	25,301,207
Effect of dilutive securities:
Employee and Director stock awards	182,960	240,412	186,887	236,050
Denominator for diluted earnings per common share	25,719,878	25,602,862	25,683,106	25,537,257
Earnings per share basic and diluted:
Basic earnings per common share	$0.72	$0.61	$1.94	$1.87
Diluted earnings per common share	$0.72	$0.60	$1.92	$1.85

3.	Stock-based Compensation.
The Company has one share-based compensation plan (the “Plan”). The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, stock appreciation rights and options to purchase common stock of the Company. The maximum number of shares that may be issued under the Plan is 5,000,000 shares. As of November 30, 2013 the Company has approximately 742,274 shares available for future issuance under the Plan.

Restricted Stock Unit Awards
Restricted stock unit awards are valued at the market price of our common stock on the grant date. These awards generally have a three year cliff vesting schedule but may vest early in accordance with the Plan’s accelerated vesting provisions.
The activity of our non-vested restricted stock unit awards for the nine month period ended November 30, 2013 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 28, 2013	106,182	$20.92
Granted	46,793	45.34
Vested	(81,283)	22.77
Forfeited	—	—
Non-Vested Balance as of November 30, 2013	71,692	$32.52
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
A summary of the Company’s stock appreciation rights and option awards activity for the nine month period ended November 30, 2013 is as follows:

	Options/SAR’s	Weighted Average Exercise Price
Outstanding as of February 28, 2013	439,863	$19.12
Granted	112,381	45.33
Exercised	(135,380)	19.08
Forfeited	—	—
Outstanding as of November 30, 2013	416,864	$26.23
Exercisable as of November 30, 2013	240,076	$19.85
Weighted average fair value of options and SARs granted during the period ended November 30, 2013		$13.72

The average remaining contractual term for those options and stock appreciation rights outstanding at November 30, 2013 is 4.50 years, with an aggregate intrinsic value of $9.4 million. The average remaining contractual terms for those options and stock appreciation rights that are exercisable as of November 30, 2013 is 3.79 years, with an aggregate intrinsic value of $7.0 million.
Employee Stock Purchase Plan
The Company also has an employee stock purchase plan, which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months. On the first day of an offering period (the "enrollment date") the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option pricing model. For the nine month period ended November 30, 2013, the Company issued 62,949 shares under the Employee Stock Purchase Plan.
Directors Grants
During the second quarter of fiscal 2014, the Company granted each of its seven independent directors 2,000 shares of the Company's common stock. These common stock grants were valued at $36.70 per share. As previously stated all per share data has been adjusted to reflect the two for one stock split undertaken in fiscal 2013.

Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows:

Period ended November 30,	2013	2012
Compensation Expense	$2,988,596	$2,816,827
Income tax benefits	$1,046,009	$985,889
Unrecognized compensation cost related to stock appreciation rights, restricted stock units and the employee stock purchase plan at November 30, 2013 totals $3,449,797.
The Company’s policy is to issue shares required under these plans from the Company’s authorized but unissued shares and treasury.

4.	Segments.
We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 28, 2013. Information regarding operations and assets by segment is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands)
Net Sales:
Electrical and Industrial Products and Services	$112,035	$60,421	$312,635	$171,633
Galvanizing Services	85,720	89,254	258,077	258,570
	197,755	149,675	570,712	430,203
Operating Income (a):
Electrical and Industrial Products and Services	11,853	8,952	35,634	25,087
Galvanizing Services	21,316	24,449	73,260	70,631
	33,169	33,401	108,893	95,718
General Corporate Expense (b)	8,012	5,721	25,670	17,795
Interest Expense	4,615	3,234	13,744	9,802
Other (Income) Expense, Net (c)	(7,370)	275	(7,652)	(5,733)
	5,257	9,230	31,762	21,865
Income Before Income Taxes	$27,912	$24,171	$77,131	$73,853
Total Assets:
Electrical and Industrial Products and Services	$550,985	$260,191	$550,985	$260,191
Galvanizing Services	383,560	359,694	383,560	359,694
Corporate	54,630	54,580	54,630	54,580
	$989,175	$674,465	$989,175	$674,465

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

Warranty Reserve
(unaudited)
(in thousands)
Balance at February 28, 2013	$2,073
Warranty costs incurred	(657)
Additions charged to income	432
Balance at May 31, 2013	$1,848
Warranty costs incurred	(595)
Additions charged to income	407
Balance at August 31, 2013	$1,660
Warranty costs incurred	(595)
Additions charged to income	245
Balance at November 30, 2013	$1,310

6.	Acquisitions

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

The Purchase Agreement provided for AZZ's acquisition of all equity securities of Aquilex SRO for cash consideration in the amount of $275.7 million, which is comprised of $271.8 million as cash paid at closing and $3.9 million subsequently paid in connection with a purchase price adjustment based on working capital pursuant to the Purchase Agreement.

The following consolidated supplemental pro forma information assumes that the acquisition of Aquilex SRO took place on March 1, 2012 for the income statements for the three and nine month periods ended November 30, 2013 and 2012. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Aquilex SRO to reflect the decrease in interest expense that would have occurred under the new credit agreement and to reflect the decrease in depreciation and amortization expense that would have occurred assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on March 1, 2012, together with consequential tax effects. In addition, supplemental pro forma earnings were adjusted to exclude approximately $4.3 million of acquisition related costs incurred in fiscal year 2014. Fiscal year 2013 supplement pro forma earnings were adjusted to include these charges.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
	(In thousands, except for per share amounts)
Net Sales	$197,755	$206,838	$593,807	$601,554
Net Income	$19,212	$17,762	$52,659	$53,456
Earnings Per Common Share
Basic Earnings Per Share	$0.75	$0.70	$2.07	$2.11
Diluted Earnings Per Share	$0.75	$0.69	$2.05	$2.09

The total purchase price was allocated to Aquilex SRO's net tangible and identifiable intangible assets based on their estimated fair values as of March 29, 2013, the date on which AZZ acquired control of Aquilex SRO. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The goodwill recorded is attributable to projected growth at Aquilex SRO. Aquilex SRO's international presence coupled with their ability to install products manufactured by our existing Electrical and Industrial Products and Services segment will assist in expanding AZZ's global presence and increasing our market share.

The goodwill will be deductible for income tax purposes. AZZ has made an allocation of the purchase price as follows (in thousands):

Purchase Price Allocation:

($ in thousands)
Current Assets	$79,965
Property and Equipment	27,669
Intangible Assets	85,000
Goodwill	110,017
Other Assets	282
Total Assets Acquired	302,933
Current Liabilities	(27,231)
Net Assets Acquired	$275,702

On January 2, 2013, we acquired G3 Galvanizing Limited ("G3"), a galvanizing operation in Halifax, Nova Scotia. This acquisition is part of the stated AZZ strategy to continue the geographic expansion of its served markets that should provide a basis for continued growth of the Galvanizing Services Segment of AZZ. The purchase price paid in connection with the asset purchase was $12.0 million and the assumption of $3.1 million in liabilities. Goodwill of $4.2 million resulting from the acquisition has been allocated to the Galvanizing Services Segment and will not be deductible for tax purposes. This acquisition was made to complement and expand our existing geographic Canadian footprint and the goodwill recorded in connection with the acquisition is attributable to the geographic expansion.
On October 1, 2012, we completed the acquisition of substantially all of the assets of Galvcast Manufacturing Inc. (“Galvcast”), a Canadian galvanizing company with operations in Ontario, and certain real property owned by an affiliate of Galvcast. The purchase price paid in connection with the asset purchase was $48.0 million and the assumption of approximately $0.9 million in liabilities. Goodwill of $15.7 million resulting from the acquisition has been allocated to the Galvanizing Services Segment and 75% of the goodwill will be deductible for tax purposes. This acquisition was made to complement and expand our existing geographic Canadian footprint and the goodwill recorded in connection with the acquisition is attributable to the geographic expansion.
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

The following consolidated pro forma information assumes that the acquisition of NLI took place on March 1, 2012 for the income statements for the three and nine month periods ended November 30, 2013 and 2012.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
	(In thousands, except for per share amounts)
Net Sales	$197,755	$149,675	$570,712	$443,351
Net Income	$19,212	$15,364	$52,136	$47,426
Earnings Per Common Share
Basic Earnings Per Share	$0.75	$0.61	$2.04	$1.87
Diluted Earnings Per Share	$0.75	$0.60	$2.03	$1.86

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
The following discussion should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013 and with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
We have two operating segments as defined in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue and operating income by segment to evaluate our segments. Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment. The other (income) expense items included in segment operating income are generally insignificant. For a reconciliation of segment operating income to pretax income, see Note 4 to our quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q.
Orders and Backlog
Our entire backlog relates to our Electrical and Industrial Products and Services Segment. Our backlog was $211.8 million as of November 30, 2013, a decrease of $9.9 million, or 5%, as compared to $221.7 million at February 28, 2013. Our book-to-ship ratio was 1.00 to 1 for the quarter ended November 30, 2013, as compared to 1.02 to 1 for the same period in the prior year. Incoming orders increased 30% for the quarter compared to the same period in fiscal 2013. The decrease in book to ship ratio for the compared period is a result of lower than normal planned outages in the domestic nuclear market for the current fiscal year . However, we expect the domestic nuclear market to recover during fiscal 2015.

Backlog Table
(in thousands)(unaudited)

	Period Ended		Period Ended
Backlog	2/28/2013	$221,714	2/29/2012	$138,621
Bookings		181,092		124,666
Shipments		183,175		127,143
Backlog	5/31/2013	$219,631	5/31/2012	$136,144
Book to Ship Ratio		0.99		0.98
Bookings		181,547		151,804
Acquired Backlog		—		78,491
Shipments		189,782		153,385
Backlog	8/31/2013	$211,396	8/31/2012	$213,054
Book to Ship Ratio		0.96		0.99
Bookings		198,187		152,421
Shipments		197,755		149,675
Backlog	11/30/2013	$211,828	11/30/2012	$215,800
Book to Ship Ratio		1.00		1.02
Segment Revenues
The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Nine Months Ended
	11/30/2013	11/30/2012	11/30/2013	11/30/2012
	(In thousands)(unaudited)
Revenue:
Electrical and Industrial Products and Services	$112,035	$60,421	$312,635	$171,633
Galvanizing Services	85,720	89,254	258,077	258,570
Total Revenue	$197,755	$149,675	$570,712	$430,203
For the three and nine month periods ended November 30, 2013, consolidated revenues were $197.8 million and $570.7 million, respectively, an increase of 32% for the three month period ended November 30, 2013, and 33% for the nine month period ended November 30, 2013 as compared to the same period in fiscal 2013. The Electrical and Industrial Products and Services Segment contributed 57% and 55%, respectively, and the Galvanizing Services Segment accounted for 43% and 45%, respectively, of the Company’s combined revenues for the three and nine month periods ended November 30, 2013. For the three and nine month periods ended November 30, 2012, the Electrical and Industrial Products and Services Segment contributed 40% of the Company’s revenues, and the Galvanizing Services Segment accounted for 60%, for both periods, of the combined revenues.
Revenues for the Electrical and Industrial Products and Services Segment increased $51.6 million, or 85%, for the three month period ended November 30, 2013 and $141.0 million or 82% for nine month period ended November 30, 2013, as compared to the same periods in fiscal 2013. This increase in revenue for the compared three month periods ended November 30, 2013 and 2012 is mainly attributable to the acquisition of Aquilex SRO on March 29, 2013 which provided $61.7 million in revenue. The increase in revenue for the compared nine month periods ended November 30, 2013 and 2012 is associated with the acquisition of Aquilex SRO and NLI. Revenues attributable to Aquilex SRO and NLI were $146.8 million and $41.2 million, respectively, for the nine month period ended November 30, 2013. The reduction in legacy revenue continues to reflect nuclear projects that have been delayed from fiscal 2014 to 2015.
Revenues in the Galvanizing Services Segment decreased $3.5 million, or 4%, for the three month period ended November 30, 2013, and remained constant for the nine month period ended November 30, 2013, as compared to the same periods in fiscal 2013. Excluding the acquisition of G3 and Galvcast, revenues declined 8% for the three month period ended November 30, 2013, as compared to the same period in fiscal 2013 and 8% for the nine month period ended November 30, 2013 when compared to the prior period. Our recently acquired operations in Canada, Galvcast and G3, provided $8.7 million and $24.6 million, respectively, in combined revenues for the three and nine month periods ended November 30, 2013. The reduction in legacy revenue is attributable to lower demand from the transmission and distribution markets and a leveling off of renewable energy projects. In addition, petrochemical projects continue to be pushed back due to engineering and permit delays. We expect a gradual and steady recovery of the petrochemical market over the next three years. Historically, revenues for this segment have closely followed the condition of the industrial sector of the general economy.
Segment Operating Income
Segment operating income in the Electrical and Industrial Products and Services Segment increased 32% and 42% for the three and nine month periods ended November 30, 2013, to $11.9 million and $35.6 million, respectively, as compared to $9.0 million and $25.1 million, respectively, for the same periods in fiscal 2013. Operating margins were 11% for both the three and nine month periods ended November 30, 2013 and 15% for both the three and nine month compared periods in fiscal 2013. This increase in operating income for the compared three month periods ended November 30, 2013 and 2012 is mainly attributable to the acquisition of Aquilex SRO on March 29, 2013 which provided $6.5 million in operating income. The increase in operating income for the compared nine month periods ended November 30, 2013 and 2012 is associated with the acquisition of Aquilex SRO and NLI. Operating income attributable to Aquilex SRO and NLI was $11.0 million and $5.3 million, respectively, for the nine month period ended November 30, 2013. Excluding these acquisitions, for the three month period ended November 30, 2013, operating income decreased $4.2 million as compared to the same period in fiscal 2013, and decreased $5.7 million for the nine month period ended November 30, 2013 when compared to the prior year period. Operating margins without the acquisition of NLI and Aquilex SRO would have been 12% and 16%, respectively, for the three and nine month periods ended November 30, 2013. Without the amortization of intangibles resulting from the acquisitions of NLI and Aquilex SRO, the operating margin would have been 14% for both the three and nine month periods ended November 30, 2013. The acquisition of NLI and Aquilex SRO resulted in the amortization of intangibles of $3.4 million for the three month period ended November 30, 2013 and $9.6 million for the nine month period ended November 30, 2013. Amortization will decrease in fiscal 2015 as a result of fully amortizing the acquired backlog at NLI.
In the Galvanizing Services Segment, operating income decreased 13% and increased 4%, respectively, for the three and nine month periods ended November 30, 2013, to $21.3 million and $73.3 million, respectively, as compared to $24.4 million and $70.6 million, respectively, for the same period in fiscal 2013. Operating margins were 25% and 28%, respectively for the three and nine month periods ended November 30, 2013 compared to 27% for the same periods in fiscal 2013. Our recently acquired operations in Canada consisting of Galvcast and G3 contributed $2.0 million and $5.9 million, respectively, in operating income for the three and nine month periods ended November 30, 2013. During the nine month period ended November 30, 2013 a payment of $2.7 million was received for business interruption insurance resulting from the loss of production due to a fire at our Joliet, Illinois facility in April 2012. During the nine month period ended November 30, 2013 losses were recorded in conjunction with the fire in the amount of $3.0 million. Any future losses incurred at the Joliet facility are expected to continue to be offset with insurance proceeds for business interruption in future quarters as the claims are settled. In addition, during the first quarter of fiscal 2014, a gain was recorded in the amount of $4.2 million as a result of a favorable lawsuit settlement. Without these non-recurring items and the losses incurred in the current and prior year, operating income would have been $22.7 million and $69.3 million, respectively for the three and nine month periods ended November 30, 2013 and $25.5 million and $73.3 million, respectively for the same periods in fiscal 2013. Operating margins without these non-recurring items would have been 26% for the three month period ended November 30, 2013 and 27% for the nine month periods ended November 30, 2013 and 29% and 28%, respectively, for the same periods in fiscal 2013. Operating income is continued to be effected by the continued delay in petrochemical projects.
General Corporate Expenses
General corporate expenses, (see Note 4 to the condensed consolidated financial statements) not specifically identifiable to a segment, for the three-month period ended November 30, 2013 were $8.0 million compared to $5.7 million for the same period in fiscal 2013. For the nine month period ended November 30, 2013 general corporate expenses were $25.7 million as compared to $17.8 million in the prior fiscal year. As a percentage of sales, general corporate expenses were 4% for both the three month period ended November 30, 2013 and 2012. For the nine month period ended November 30, 2013, general corporate expenses as a percentage of sales were 4% for both fiscal 2014 and 2013. The Company incurred $4.3 million in acquisition costs in fiscal 2014 as a result of the acquisition of Aquilex SRO. (see Note 6 to the condensed consolidated financial statements).

Interest
Net interest expense for the three and nine month periods ended November 30, 2013 was $4.6 million and $13.7 million, respectively, as compared to $3.2 million and $9.8 million, respectively, for the same periods in fiscal 2013. As of November 30, 2013, we had outstanding debt of $436.6 million, compared to $210.7 million at the same date last year. Our long-term debt to equity ratio was 1.17 to 1 at November 30, 2013, as compared to .60 to 1 at November 30, 2012. The increase in interest expense is a result of the increased debt acquired to fund the acquisition of Aquilex SRO.

Net (Gain) On Insurance Settlement
During the third quarter of fiscal 2014, the company recorded a net gain on the insurance settlement of property, plant and equipment in the amount of $7.4 million in conjunction with the the losses incurred as a result of the fire at our Joliet galvanizing facility. For the nine month period ended November 30, 2013 the company recorded a gain of $8.2 million from property insurance proceeds. During the first quarter of fiscal 2013, the Company received $10 million in insurance proceeds and incurred a pretax asset impairment charge of approximately $4 million. The net gain on the insurance settlement of property, plant and equipment has been recorded as an item under Net (Gain) Loss On Insurance Settlement or On Sale of Property, Plant and Equipment. This item is shown as Other (Income) expense in Note 4 to consolidated financial statements.
Other (Income) Expense
For the three and nine month periods ended November 30, 2013 and 2012 the amounts in other (income) expense not specifically identifiable with a segment (see Note 4 to consolidated financial statements) were insignificant.
Income Taxes
The provision for income taxes reflects an effective tax rate of 33.9% for the three-month period ended November 30, 2013, as compared to 36.4% for comparable period in fiscal 2013. For the nine month period ended November 30, 2013 the tax rate was 36.0% compared to 36.1% for the comparable period in fiscal 2013. The decrease in the quarterly effective tax rate is due to a higher percentage of international income, which has lower tax rates, resulting primarily from the acquisition of Aquilex SRO on March 29, 2013. The decrease in this tax rate is also due, in part, to an increase in state tax credits compared to the same period last year.
LIQUIDITY AND CAPITAL RESOURCES
We have historically met our cash needs through a combination of cash flows from operating activities along with bank and long term borrowings. Our cash requirements are generally for operating activities, cash dividend payments, capital improvements, debt repayment, letters of credit and acquisitions. We believe that working capital, funds available under our credit agreement, and funds generated from operations should be sufficient to finance anticipated operational activities, dividends, capital improvements, payment of debt and possible future acquisitions.
Our operating activities generated cash flows of approximately $94.6 million for the nine month period ended November 30, 2013 and $66.6 million for the same period in the prior fiscal year. Cash flow from operations for the nine month period ended November 30, 2013 included net income in the amount of $49.4 million, depreciation and amortization in the amount of $32.0 million, and other adjustments to reconcile net income to net cash in the amount of $(1.3) million. Included in other adjustments were deferred income taxes in the amount of $3.0 million, gain or loss on insurance settlement or the sale of assets in the amount of $(8.3) million, and non-cash adjustments in the amount of $4.0 million. Negative cash flow was recognized due to increased inventories, prepaids, other assets and revenue in excess of billings in the amount of $4.3 million, $0.4 million, $4.2 million and $4.0 million, respectively, as well as decreased accounts payable and other accrued liabilities in the amount of $2.1 million and $0.8 million, respectively. Positive cash flow was recognized due to decreased accounts receivable of $30.3 million. Accounts receivable average days outstanding were 58 days for the nine month period ended November 30, 2013, as compared to 49 days for the nine month period ended November 30, 2012.

Our working capital was $177.9 million at November 30, 2013, as compared to $142.6 million at November 30, 2012. The change in working capital for the compared periods is mainly attributable to our acquisition activity in the first quarter of fiscal 2014 offset by the additional debt incurred as a result of the Aquilex SRO acquisition.
During the nine month period ended November 30, 2013, capital improvements were made in the amount of $34.9 million of which $18.3 million relate to the rebuilding of the Joliet facility.
During the nine month period ended November 30, 2013, dividends were paid in the amount of $10.7 million.
On March 27, 2013, we entered into a new Credit Agreement (the “Credit Agreement”) with Bank of America and other lenders. The Credit Agreement replaced the our previous credit agreement with Bank of America and provides for a $75 million term facility and a $225 million revolving credit facility, subject to a $75 million “accordion” feature. The Credit Agreement is used to provide for working capital needs, capital improvements, future acquisitions and letter of credit needs. The Credit Agreement provides for an applicable margin on the revolving credit facility ranging from 1.0% to 2.0% over the Eurodollar Rate and Commitment Fees ranging from .20% to .30% depending on our Leverage Ratio (each such term as defined in the Credit Agreement). The $75 million term facility requires quarterly principal and interest payments commencing on June 30, 2013 and matures on March 27, 2018.
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
At November 30, 2013, we had $167.0 million of outstanding debt borrowed through the revolving credit facility provided under the Credit Agreement. As of November 30, 2013, we had letters of credit outstanding under the Credit Agreement in the amount of $17.4 million, which left approximately $40.6 million of additional credit available under the Credit Agreement.
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
As of November 30, 2013, the Company is in compliance with all of its debt covenants.

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
Our current ratio (current assets/current liabilities) was 2.21 to 1 at November 30, 2013, as compared to 2.30 to 1 at November 30, 2012. As of November 30, 2013, we had $436.6 million in long-term debt outstanding and our long-term debt as a percentage to shareholders’ equity ratio was 1.17 to 1.
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
CONTRACTUAL COMMITMENTS
Leases
We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of November 30, 2013 are summarized in the table below under “Other.”
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
Other

At November 30, 2013, we had outstanding letters of credit in the amount of $17.4 million. These letters of credit are issued, in lieu of performance and bid bonds, to some of our customers to cover any potential warranty costs that the customer might incur. In addition, as of November 30, 2013, a warranty reserve in the amount of $1.3 million has been established to offset any future warranty claims.
The following summarizes our operating leases, and long-term debt and interest expense for the next five years and beyond.

	Operating Leases	Long-Term Debt	Interest	Total
	(In thousands)
2014	$1,959	$938	$4,409	$7,306
2015	6,389	20,848	15,897	43,134
2016	5,272	21,786	14,839	41,897
2017	4,923	23,192	13,770	41,885
2018	4,174	16,629	12,717	33,520
Thereafter	10,318	353,161	21,914	385,393
Total	$33,035	$436,554	$83,546	$553,135

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

Accruals for Contingent Liabilities - The amounts we record for estimated claims, such as self insurance programs, warranty, environmental and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience and other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than what we estimate. In connection with our acquisition of NLI, we may be obligated to make an additional payment of up to $20 million based on the future financial performance of the NLI business. The net present value of this additional payment, which is subject to the terms and conditions of the asset purchase agreement we entered into in connection with this acquisition, was $9.0 million as of November 30, 2013, and is reflected as a long-term liability. The net present value was calculated by determining a probability of potential payout which was then discounted by the cost of money over the life of the agreement.
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
As of the end of November 2013, the Company had exposure to foreign currency exchange related to our operations in Canada, China, Brazil, Poland and the Netherlands.
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
As of November 30, 2013, no shares have been repurchased by the Company under this authorization.
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

AZZ incorporated (Registrant)

DATE: January 8, 2014	By:	/s/ Dana Perry
Dana Perry Senior Vice President for Finance Principal Financial Officer

EXHIBIT INDEX

3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

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

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 8, 2014. Filed Herewith.

31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 8, 2014. Filed Herewith.

32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 8, 2014. Filed Herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 8, 2014. Filed Herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase