Form 10-K
period 2014-02-28
AZZ INC
filed 2014-04-28
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2014
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
Yes                    No
☐                       ☒
As of August 31, 2013 (the last business day of its most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $926,848,072 based on the closing sale price of $37.54 per share as reported on the New York Stock Exchange. For purposes of determining the above stated amount, only the directors, executive officers and 10% or greater shareholders of the registrant have been deemed affiliates; however, this does not represent a conclusion by the registrant that any or all such persons are affiliates of the registrant.
As of April 15, 2014, there were 25,616,801 shares of the registrant’s common stock ($1.00 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

	Document	Parts Into Which Incorporated
Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 8, 2014 (Proxy Statement)		Part III

AZZ incorporated
YEAR ENDED FEBRUARY 28, 2014

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
PART I
Item 1.    Business
AZZ incorporated (“AZZ”, the “Company” or “we”) was established in 1956 and incorporated under the laws of the State of Texas. We are a specialty electrical equipment manufacturer and provider of highly engineered services to the global power generation, industrial, transmission and distribution markets as well as a leading provider of hot dip galvanizing services to the North American steel fabrication market. We offer products through two distinct business segments, the Electrical and Industrial Products and Services Segment and the Galvanizing Services Segment.
Electrical and Industrial Products and Services Segment
Our Electrical and Industrial Products and Services Segment is a manufacturer of specialty equipment focusing on safe and reliable transmission of power from generation sources to end customers and a service provider that ensures the safety and reliability of critical infrastructure in the energy markets worldwide. Our products include custom switchgear, electrical enclosures, medium and high voltage bus ducts, explosion proof and hazardous duty lighting and tubular products. We are the leading third party supplier of safety related equipment for the nuclear industry. Our service offering focuses on extension of life cycle for the power generation, refining and industrial infrastructure, through automated weld overlay solutions for corrosion and erosion mitigation. The markets for our Electrical and Industrial Products and Services Segment are highly competitive and consist of large multi-national companies, along with numerous small independent companies. Competition is based primarily on product quality, range of product line, price and service. While some of our competitors are much larger and better financed than us, we believe that we can compete favorably with them.
Copper, aluminum, steel and nickel based alloys are the primary raw materials used by this segment. We do not foresee any availability issues for these materials. We do not commit contractually to minimum volumes and increases in price for these items are normally managed through escalation clauses to the customer’s contracts. In addition, we look to get firm pricing contracts from our vendors on these materials at the time we receive orders from our customers, to minimize risk. During difficult market conditions the customer may resist these escalation clauses.
We sell this segment’s products through manufacturers’ representatives, distributors, agents and our internal sales force. We are not dependent on any single customer for this segment, and the loss of any single customer would not have a material adverse effect on our consolidated revenues or net income.
On March 29, 2013, we completed our acquisition of Aquilex Specialty Repair and Overhaul LLC, a Delaware limited liability company (“Aquilex SRO”), pursuant to the terms of the Securities Purchase Agreement dated February 22, 2013. Aquilex SRO provides the energy industry with specialty repair and overhaul solutions designed to improve mechanical integrity and extend component life for critical equipment. The Purchase Agreement provided for AZZ's acquisition of all equity securities of Aquilex SRO for cash consideration in the amount of $275.7 million, which was comprised of $271.8 million as cash paid at closing and

$3.9 million subsequently paid in connection with a purchase price adjustment based on working capital pursuant to the Purchase Agreement. The acquisition is part of our strategy to expand our offerings in the Electrical and Industrial Products and Services Segment and to enhance our international footprint in the power generation and refining market. Aquilex SRO is a market leader in weld overlay services for corrosion and erosion mitigation in power generation and refining facilities worldwide.
On June 1, 2012, we completed the acquisition of substantially all of the assets of Nuclear Logistics Incorporated ("NLI"), located in Fort Worth, Texas. NLI is the leading third party supplier of safety related electrical and mechanical equipment in the domestic nuclear industry. This acquisition was made to expand our product offerings as well as increase AZZ's footprint in the power generation market. The purchase price paid in connection with the asset purchase was $77.0 million, net of cash acquired, along with the assumption of certain liabilities and the payoff of $3.8 million of notes payable at closing. In connection with our acquisition of NLI, we may be obligated to make an additional payment of up to $20.0 million based on the future financial performance of the NLI business. However, we estimate based on current performance the payment will be $10.0 million. The net present value of this additional payment, which is subject to the terms and conditions of the asset purchase agreement we entered into in connection with this acquisition, was $9.1 million and is reflected as a long-term liability as of February 28, 2014.
The acquisition of NLI and Aquilex SRO allowed AZZ to participate in the extension of life cycle for power generation, refining and petrochemical infrastructure globally. Prior to these acquisitions, our business was primarily driven by new construction projects in power generation, transmission, distribution and industrial markets. The addition of NLI and Aquilex SRO has successfully transformed the segment to be a service provider that focuses on safety, reliability and life extension for critical equipment in the energy markets. Following these acquisitions, the customer base for the segment is more global and more diversified, while our offering is a balanced mix of products and services.
The backlog of orders for the Electrical and Industrial Products and Services Segment, excluding Aquilex SRO, was approximately $229.9 million at February 28, 2014, $221.7 million at February 28, 2013 and $138.6 million at February 29, 2012. The majority of the backlog as of February 28, 2014 should be delivered during the next 18 months. We believe that the contracts and purchase orders included in the backlog are firm. The backlog associated with Aquilex SRO was $95.1 million at February 28, 2014, and is being shown separately to allow consistent reporting in fiscal 2014 as compared to fiscal 2013.
During the Company’s fiscal year ended February 28, 2014, the Electrical and Industrial Products and Services Segment had international sales of $93.6 million, or 22.5% of this segment’s total revenues of $416.1 million. During the fiscal years ended February 28, 2013 and February 29, 2012, the Electrical and Industrial Products and Services Segment had international sales of $43.8 million and $43.7 million, respectively, and international sales comprised approximately 18.8% and 23.1%, respectively, of this segment’s total revenues.
We employed a total of 1,156 people in this segment as of February 28, 2014. In addition to these employees, we also hire specialized craft employees at any given time on a project by project basis.

Galvanizing Services Segment
The Galvanizing Services Segment provides hot dip galvanizing to the steel fabrication industry through facilities located throughout the United States and Canada . Hot dip galvanizing is a metallurgical process in which molten zinc is applied to steel. The zinc alloying renders corrosion protection to fabricated steel for extended periods of up to 50 years. As of February 28, 2014, we operated thirty-five galvanizing plants, which are located in Alabama, Arkansas, Arizona, Colorado, Indiana, Illinois, Louisiana, Kentucky, Minnesota, Mississippi, Missouri, Ohio, Oklahoma, Tennessee, Texas, Virginia and West Virginia in the United States and Ontario, Quebec and Nova Scotia, Canada.
Galvanizing is a highly competitive business, and we compete with other galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternate forms of corrosion protection such as paint. Our galvanizing markets are generally limited to areas within relatively close proximity to our galvanizing plants due to freight cost.
Zinc, the principal raw material used in the galvanizing process, is currently readily available, but is subject to volatile pricing. We manage our exposure to commodity pricing of zinc by utilizing agreements with zinc suppliers that include fixed costs contracts to guard against escalating commodity prices. We also secure firm pricing for natural gas supplies with individual utilities when possible.
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

On January 2, 2013, we acquired G3 Galvanizing Limited ("G3"), a company with operations in Halifax, Nova Scotia. The purchase price paid in connection with the asset purchase was $12.0 million and the assumption of $3.1 million in liabilities. This acquisition was made to complement and expand our existing geographic Canadian footprint.
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
On February 1, 2012, we acquired substantially all of the assets of Galvan Metal Inc. ("Galvan"), a Canadian galvanizing company with operations in Montreal, Quebec. The purchase price for this transaction was $29.1 million ($27.4 million net of cash acquired on hand at Galvan of $1.7 million). This acquisition is part of the AZZ strategy to expand the geographic footprint internationally.
During the Company’s fiscal year ended February 28, 2014, the Galvanizing Services Segment had international sales from Canada of $39.8 million, or 11.7% of this segment’s total revenues of $335.6 million. During the fiscal year ended February 28, 2013 and February 29, 2012, the Galvanizing Services Segment had international sales of $23.1 million and $0.6 million, respectively, and international sales comprised approximately 6.9% and 0.2%, respectively, of this segment's total revenue.
See the disclosures set forth in Item 7A, Quantitative and Qualitative Disclosures About Market Risk.
We employed a total of 1,771 people in this segment as of February 28, 2014.

See the information regarding our net operating loss carryforwards disclosed in Note 6 to the Consolidated Financial Statements.
The information regarding revenues, profits or losses and total assets for each of the Electrical and Industrial Products and Services Segment and the Galvanizing Services Segment filed with the financial statements included in this Annual Report on Form 10-K are incorporated by reference in this Item 1.
In order to maintain permits to operate certain of our facilities, we may need to make future capital expenditures for equipment in order to meet new or existing environmental regulations. As of February 28, 2014, the amount of future capital expenditures relating to certain permits at our facilities cannot be quantified. In connection with the fire at our Joliet, Illinois facility, in fiscal 2014 we made $18.6 million in capital expenditures and $3.8 million in fiscal 2013 related to the rebuilding of that facility.

Executive Officers of the Registrant

Name	Age	Business Experience of Executive Officers for Past Five Years Position or Office with Registrant or Prior Employer	Held Since
David H. Dingus	66	President and Chief Executive Officer (Deceased)	2001-2013
Thomas E. Ferguson	57	President and Chief Executive Officer Chief Executive Officer, FlexSteel Pipeline Technologies, Inc. President, Flow Solutions Group, Flowserve Corp. President, Pump Division, Flowserve Corp.	2013 2013-2013 2009-2012 2003-2009
Dana L. Perry	65	Senior Vice President of Finance, Chief Financial Officer and Secretary	2004-2014*
Paul W. Fehlman	50
Senior Vice President of Finance, Chief Financial Officer and Secretary (Incoming)
Vice President, Finance, Engineered Products Division, Flowserve Corp.
Vice President, Investor Relations and FP&A, Flowserve Corp.
Vice President, Treasurer, Flowserve Corp.
			2014* 2011-2013 2009-2011 2004-2009
Ashok E. Kolady	40	Senior Vice President, Electrical & Industrial Products Segment Vice President, Business Development Operation, Marketing, & Business Development, Eaton Corp.	2012 2007-2012 2004-2007
Tim E. Pendley	52	Senior Vice President, Galvanizing Services Segment Vice President Operations, Galvanizing Services Segment	2009 2004-2009
Richard W. Butler	48	Vice President, Corporate Controller (Resigned)	2004-2013
Robert J. Steines	51	Vice President, Chief Accounting Officer Vice President, Corporate Controller, Great Lakes Dredge and Dock Vice President, Finance, Neuromodulation Division St. Jude Medical	2013 2012-2013 2006-2011
Francis D. Quinn	48	Vice President, Human Resources Vice President - Benefits and Compensation, Americredit Corp.	2009 2004-2008
Matt Emery	46	Vice President, Chief Information Officer Senior Director of Information Technologies, Hewlett-Packard	2013 2004-2013
Gene Bazemore	43	Vice President, Corporate Development Senior Vice President, Houlihan Lokey Director, Business Development, Cooper Industries	2013 2006-2013 2004-2006
*On February 27, 2014, Mr. Dana L. Perry announced his retirement from his position of Senior Vice President, Chief Financial Officer and Secretary of AZZ, in each case effective May 31, 2014. Effective as of that same date, the company agreed to employ Mr. Paul W. Fehlman to serve as Mr. Perry’s successor as the Company’s Senior Vice President, Chief Financial Officer and Secretary. Mr. Fehlman serves in a transition capacity with respect to these offices pending Mr. Perry’s scheduled retirement.
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
100 F Street, N.E.
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
Climate changes could have an adverse impact on the Company, particularly in hurricane prone or low lying areas near the ocean. At this time, the Company is not able to speculate as to the potential timing or impact from potential global warming and other natural disasters, however the Company believes that it currently has adequate insurance coverage related to natural disasters at the Company’s sites.
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
A portion of the revenues from our Electrical and Industrial Products and Services and Galvanizing Services Segments are from international markets. The occurrence of any of the risks described below could have an adverse effect on our consolidated results of operations, cash flows and financial condition:

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
We purchase a wide variety of raw materials for our Electrical and Industrial Products and Services Segment to manufacture our products, including steel, aluminum and copper. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability. In our Galvanizing Services Segment, zinc and natural gas represent a large portion of our cost of sales. The prices of zinc and natural gas are subject to volatility. The following factors, which are beyond our control, affect the price of raw materials and natural gas for our business segments: supply and demand; freight costs and transportation availability; trade duties and taxes; and labor disputes. We seek to maintain operating margins by attempting to increase the price of our products and services in response to increased costs, but may not be successful in passing these price increases through to our customers.
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
In the future, the Company could be named as a defendant in legal proceedings claiming damages from us in connection with the operation of our business. Most of the actions against us arise out of the normal course of our performing services or with respect to the equipment we manufacture. We could potentially be a plaintiff in legal proceedings against customers, in which we seek to recover payments of contractual amounts due to us, and claims for increased costs incurred by us. When appropriate, we establish provisions against certain legal exposures, and we adjust such provisions from time to time according to ongoing developments related to each exposure. If in the future our assumptions and estimates related to such exposures prove to be inadequate or incorrect, our consolidated results of operations, cash flows and financial condition could be adversely affected. In addition, claims, lawsuits and proceedings may harm our reputation and possibly divert management resources away from operating our business.
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
Other than an immaterial number of employees at four of our wholly-owned subsidiaries, none of our employees are currently represented by unions. However, our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If some or our entire workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Any changes in regulations, the imposition of new regulations, or the enactment of new legislation could have an adverse impact on our business; to the extent it becomes easier for workers to obtain union representation.
AZZ’s flexibility to operate its business could be impacted by provisions in its debt obligations.
AZZ’s debt instruments contain covenants which restrict or prohibit certain actions (“negative covenants”), including, but not limited to, AZZ’s ability to incur debt, create or suffer to exist liens, engage in certain merger, acquisition, or divestiture actions, or increase dividends beyond a specific level. AZZ’s debt instruments also contain covenants requiring AZZ to, among other things, maintain specified financial ratios (“affirmative covenants”). Failure to comply with these negative covenants and affirmative covenants could result in an event of default that, if not cured or waived, could restrict the Company’s access to liquidity and have a material adverse effect on the Company’s business or prospects. If the Company does not have enough cash to service its debt or fund other liquidity needs, AZZ may be required to take actions such as requesting a waiver from lenders, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. AZZ cannot assure that any of these remedies can be effected on commercially reasonable terms or at all.

A failure in our operational systems or cyber security attacks on any of our facilities, or those of third parties, may affect adversely our financial results.

Our business is dependent upon our operational systems to process a large amount of data and complex transactions. If any of our financial, operational, or other data processing systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. Due to increased technology advances, we have become more reliant on technology to help increase efficiency in our business. We use computer programs to help run our financial and operations sectors, and this may subject our business to increased risks. Any future cyber security attacks that affect our facilities, our customers and any financial data could have a material adverse effect on our business. In addition, cyber attacks on our customer and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer operational system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
The following table sets forth information about the Company’s principal facilities, owned or leased, on February 28, 2014:

Location	Land/Acres	Buildings/Sq. Footage	Segment/Occupant
Crowley, Texas	29.7	201,000	Electrical and Industrial Products and Services
Houston, Texas	5.4	61,600	Electrical and Industrial Products and Services
Richland, Mississippi	6.7	60,100	Electrical and Industrial Products and Services
Pittsburg, Kansas	15.3	87,800	Electrical and Industrial Products and Services
Medway, Massachusetts	—	(Leased) 85,000	Electrical and Industrial Products and Services
Fulton, Missouri	—	(Leased) 126,300	Electrical and Industrial Products and Services
Hamilton, Ontario Canada	—	(Leased) 78,000	Electrical and Industrial Products and Services
St. Catharines, Ontario Canada *	4.6	47,500	Electrical and Industrial Products and Services
Fort Worth, Texas	—	(Leased) 201,000	Electrical and Industrial Products and Services
Norcross, Georgia	5.5	(Leased) 15,000	Electrical and Industrial Products and Services
Norcross, Georgia	11.0	(Leased) 161,229	Electrical and Industrial Products and Services
College Station, Texas	—	(Leased) 1,000	Electrical and Industrial Products and Services
Chanute, Kansas	—	(Leased) 5,000	Electrical and Industrial Products and Services
Spring, Texas	—	(Leased) 1,000	Electrical and Industrial Products and Services
York, Pennsylvania	—	(Leased) 4,855	Electrical and Industrial Products and Services
St. Petersburg, Florida	6.4	(Leased) 26,000	Electrical and Industrial Products and Services
Edmonton, AB Canada	—	(Leased) 17,680	Electrical and Industrial Products and Services
Hellevoetsluis, Netherlands	1.6	(Leased) 30,785	Electrical and Industrial Products and Services
Radom, Poland	—	(Leased) 56,000	Electrical and Industrial Products and Services
Osasco, Brazil	—	(Leased) 1,000	Electrical and Industrial Products and Services
Beaumont, Texas	12.9	33,700	Galvanizing Services
Crowley, Texas	28.5	79,200	Galvanizing Services
Houston, Texas	25.2	61,800	Galvanizing Services
Houston, Texas	23.7	128,764	Galvanizing Services
Hurst, Texas	9.2	51,583	Galvanizing Services
Waskom, Texas	10.6	30,400	Galvanizing Services
Moss Point, Mississippi	13.5	16,000	Galvanizing Services
Richland, Mississippi	5.6	22,800	Galvanizing Services
Citronelle, Alabama	10.8	34,000	Galvanizing Services
Goodyear, Arizona	16.8	36,800	Galvanizing Services
Prairie Grove, Arkansas	11.5	34,000	Galvanizing Services
Belle Chasse, Louisiana	9.5	34,000	Galvanizing Services
Port Allen, Louisiana	22.2	48,700	Galvanizing Services
Cincinnati, Ohio	15.0	81,700	Galvanizing Services
Canton, Ohio	13.6	60,756	Galvanizing Services
Hamilton, Indiana	49.3	110,700	Galvanizing Services
Muncie, Indiana	6.6	50,200	Galvanizing Services
Plymouth, Indiana	40.0	42,900	Galvanizing Services
Joliet, Illinois	12.0	113,900	Galvanizing Services
Dixon, Illinois	21.3	59,600	Galvanizing Services
Peoria, Illinois	7.4	42,600	Galvanizing Services
Peoria, Illinois	—	(Leased) 66,400	Galvanizing Services

Winsted, Minnesota	10.4	81,200	Galvanizing Services
Bristol, Virginia	3.6	38,000	Galvanizing Services
Poca, West Virginia	22.0	14,300	Galvanizing Services
Commerce, Colorado	3.9	31,940	Galvanizing Services
Chelsea, Oklahoma	15.0	30,700	Galvanizing Services
Tulsa, Oklahoma	29.8	186,726	Galvanizing Services
Port of Catoosa, Oklahoma	4.0	(Leased) 42,360	Galvanizing Services
Nashville, Tennessee	12.0	27,055	Galvanizing Services
St. Louis, Missouri	5.6	1,800	Galvanizing Services
Kansas City, Missouri	—	(Leased) 18,000	Galvanizing Services
Louisville, Kentucky	5.9	23,007	Galvanizing Services
Montreal, QC Canada	4.4	85,000	Galvanizing Services
Acton, ON Canada	6.3	32,090	Galvanizing Services
Acton, ON Canada	4.1	24,180	Galvanizing Services
Halifax, NS Canada	2.9	33,832	Galvanizing Services
Fort Worth, Texas	—	(Leased) 41,000	Corporate Offices

*St. Catharines, Ontario Canada property currently unoccupied and held for sale.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock, $1.00 par value (“Common Stock”), is traded on the New York Stock Exchange under the symbol “AZZ”. The following table sets forth the high and low sales prices of our Common Stock on the New York Stock Exchange on a quarterly basis for each of the two fiscal years ended February 28, 2014 and February 28, 2013. All shares and earnings per share data has been adjusted to reflect our two for one stock split, effected in the form of a share dividend approved by the Board of Directors on June 28, 2012, and paid on July 30, 2012.

	Quarter Ended May 31,		Quarter Ended August 31,		Quarter Ended November 30,		Quarter Ended February 28
Per Share	2013	2012	2013	2012	2013	2012	2014	2013
High	$49.10	$27.32	$44.14	$33.60	$49.47	$40.66	$49.64	$26.48
Low	$40.71	$23.33	$34.61	$24.89	$37.35	$31.40	$40.00	$20.83
Dividends Declared	$0.14	$0.125	$0.14	$0.125	$0.14	$0.14	$0.14	$0.14
The payment of dividends is within the discretion of our Board and is dependent on our earnings, capital requirements, operating and financial condition and other factors. We have paid dividends quarterly during each of fiscal 2014, fiscal 2013 and fiscal 2012. The total amount paid for dividends during fiscal 2014 was $14.3 million, compared to $13.4 million and $12.6 million during fiscal 2013 and 2012, respectively. We have a debt covenant with our lenders that restricts the amount of annual dividends to not exceed $20.0 million. AZZ fully expects to continue to pay dividends. However, the decision is within the discretion of our Board and we expect any future payments will be made on a quarterly basis.
In January of 2012, our Board authorized the repurchase of up to 10.0% of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the new authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization will be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. We did not repurchase any shares of Common Stock during the fiscal year ended February 28, 2014.
The approximate number of holders of record of our Common Stock at February 28, 2014 was 760. See Item 12 of this Report for information regarding securities authorized for issuance under equity compensation plans.

STOCK PRICE PERFORMANCE GRAPH
The following graph illustrates the five-year cumulative total return on investments in our Common Stock, the CRSP Index for NYSE Stock Market (U.S. Companies) and the CRSP Index for NYSE Stocks (SIC 5000-5099 US Companies). These indices are prepared by Zacks Investment Research, Inc. AZZ’s Common Stock is listed on The New York Stock Exchange and AZZ is engaged in two industry segments. The shareholder return shown below is not necessarily indicative of future performance. Total return, as shown, assumes $100 invested on February 28, 2009, in shares of AZZ Common Stock and each index, all with cash dividends reinvested. The calculations exclude trading commissions and taxes.
Comparison of Five Year-Cumulative Total Returns
Value of $100 Invested on February 28, 2009
For Fiscal Year Ended on the Last Day of February

Legend

Symbol	CRSP Total Returns Index for:	2/09	2/10	2/11	2/12	2/13	2/14
	AZZ incorporated	100.00	156.56	218.26	262.61	475.03	478.67
	CRSP Index for NYSE Stock Market (US Companies)	100.00	154.37	191.26	197.37	227.67	280.25
	CRSP Index for NYSE Stocks (SIC 5000-5099	100.00	160.57	204.89	239.96	271.80	365.21
	US Companies) Wholesale Trade - Durable Goods
Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100 on 02/28/2009.
See the equity compensation plan information in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

 Item 6.        Selected Financial Data.

	Fiscal Year
	2014 (a)	2013 (b)	2012 (c)	2011 (d)	2010
	(In thousands, except per share amounts)
Summary of operations:
Net sales	$751,723	$570,594	$469,112	$380,649	$357,030
Net income	59,597	60,456	40,736	34,963	37,728
Earnings per share:
Basic earnings per common share	$2.34	$2.39	$1.62	$1.40	$1.54
Diluted earnings per common share	2.32	2.37	1.61	1.39	1.51
Total assets	$953,253	$694,205	$606,775	$566,525	$381,961
Long-term debt	405,616	210,714	225,000	225,000	100,000
Total liabilities	577,340	360,271	319,166	310,507	154,095
Shareholders’ equity	375,913	333,934	287,609	256,018	227,866
Working capital	152,165	143,533	224,757	225,833	163,825
Cash provided by operating activities	$107,275	$92,738	$64,065	$42,085	$82,588
Capital expenditures	43,472	24,923	19,784	16,411	12,037
Depreciation & amortization	43,305	29,363	22,595	22,166	17,426
Cash dividend per common share	0.56	0.53	0.50	0.50	—
Weighted average shares outstanding	25,514	25,320	25,132	24,922	24,566

(a)
Includes the acquisition of Aquilex SRO on March 29, 2013. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Year ended February 28, 2014 compared to year ended February 28, 2013.

(b)
Includes the acquisition of NLI, on June 1, 2012, the acquisition of Galvcast on October 1, 2012 and the acquisition of G3 on January 2, 2013. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Year ended February 28, 2013 compared to year ended February 29, 2012.

(c)	Includes the acquisition of Galvan, on February 1, 2012.

(d)	Includes the acquisition of North American Galvanizing & Coatings, Inc., on June 14, 2010.

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
Overview
We operate two distinct business segments, the Electrical and Industrial Products and Services Segment and the Galvanizing Services Segment. The Electrical and Industrial Products and Services Segment serves the power generation, transmission and distribution markets and the general industrial market. As of February 28, 2014, the Galvanizing Services Segment consisted of thirty-five hot dip-galvanizing facilities located throughout the United States and Canada that provide galvanizing services to the steel fabrication industry. References herein to fiscal years are to the twelve-month periods that end in February of the relevant calendar year. For example, the twelve-month period ended February 28, 2014 is referred to as “fiscal 2014” or “fiscal year 2014.”

For the fiscal year ended February 28, 2014, we recorded revenues of $751.7 million compared to the prior year’s revenues of $570.6 million. Approximately 55.4% of our revenues were generated from the Electrical and Industrial Products and Services Segment and approximately 44.6% were generated from the Galvanizing Services Segment. Net income for fiscal 2014 was $59.6 million compared to $60.5 million for fiscal 2013. Net income as a percentage of sales was 7.9% for fiscal 2014 as compared to 10.6% for fiscal 2013. Earnings per share decreased by 2.1% to $2.32 per share for fiscal 2014 compared to $2.37 per share for fiscal 2013, on a diluted basis.

For fiscal 2014, quotation levels reflected modest improvement with increased activity in the 2nd half of fiscal 2014. While the book to ship ratio improved to over one to one towards the end of the year, including a ratio of 1.10 to 1.0 in the fourth quarter, we continue to see a slow release of orders, consistent with the slow pace of the economic recovery, project delays and an uncertain regulatory environment. This has impacted, and may continue to impact, our backlog.

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
Year ended February 28, 2014 compared with year ended February 28, 2013
Backlog
We ended fiscal 2014 with a backlog of $229.9 million, an increase of 3.7% as compared to fiscal 2013 ending backlog of $221.7 million. All ending backlog for fiscal 2014 relates to our Electrical and Industrial Products and Services Segment (not including the backlog at Aquilex SRO). Our book-to-ship ratio was 1.01 to 1 for fiscal 2014 as compared to 1.01 to 1 in the prior year for our legacy businesses, but it does not include Aquilex SRO backlog of $95.1 million, which has been kept separate to allow consistent reporting for fiscal 2014. When compared to the prior year, quotation levels reflected higher quoting activity particularly in the fourth quarter of fiscal 2014. While the book to ship ratio improved to over one to one towards the end of the year, we continue to see a slow release of orders, consistent with the slow pace of the economic recovery, project delays and an uncertain regulatory environment.
The following table reflects bookings and shipments for fiscal 2014 and 2013.
Backlog Table
(In thousands)

	Period Ended		Period Ended
Backlog	2/28/2013	$221,714	2/29/2012	$138,621
Bookings		759,935		575,196
Acquired Backlog		—		78,491
Shipments		751,723		570,594
Backlog as reported	2/28/2014	$229,926	2/28/2013	$221,714
Book to Ship Ratio		1.01		1.01
Aquilex SRO		95,087
Adjusted Backlog	2/28/2014	$325,013

Revenues
Our consolidated revenues for fiscal 2014 increased by $181.1 million, or 31.7%, as compared to fiscal 2013.
The following table reflects the breakdown of revenue by segment:

	2014	2013
	(In thousands)
Revenue:
Electrical and Industrial Products and Services	$416,105	$233,555
Galvanizing Services	335,618	337,039
Total Revenue	$751,723	$570,594
Our Electrical and Industrial Products and Services Segment is a manufacturer of specialty equipment focusing on safe and reliable transmission of power from generation sources to end customers and a service provider that ensures the safety and reliability of critical infrastructure in the energy markets worldwide. Our products include custom switchgear, electrical enclosures, medium and high voltage bus ducts, explosion proof and hazardous duty lighting and tubular products. We are the leading third party supplier of safety related equipment for the nuclear industry. Our service offering focuses on extension of life cycle for the power generation, refining and industrial infrastructure, through automated weld overlay solutions for corrosion and erosion mitigation. The segment recorded revenues for fiscal 2014 of $416.1 million, an increase of 78.2% compared to fiscal 2013 revenues of $233.6 million. The increase in revenues for fiscal 2014 was mainly attributable to the acquisitions of NLI and Aquilex SRO. NLI contributed $51.5 million in revenues or 12.4% of the segment revenue, and Aquilex SRO contributed $200.6 million, or 48.2% of the segment revenue, for fiscal 2014. NLI contributed $45.3 million in revenues or 19.3% of the segment revenues, for fiscal 2013. Without the acquisition of NLI and Aquilex SRO, revenues for this segment would have decreased by 12.9%, due to softness in domestic power generation and gas drilling markets.
Our Galvanizing Services Segment, which consisted of thirty-five hot dip galvanizing facilities as of February 28, 2014, generated revenues of $335.6 million, a 0.4% decrease from the prior year’s revenues of $337.0 million. Volume of steel processed for the fiscal year decreased 3.3% and selling price increased 3.3% for fiscal 2014 as compared to fiscal 2013. Our Canadian operations, which include Galvan, Galvcast and G3, generated $39.9 million of this segment’s revenue for fiscal 2014, as compared to $23.1 million in fiscal 2013. The Canadian operations, accounted for 9.1% of the total segment’s volume. Excluding revenues attributable to the acquisition of the Canadian operations, the revenues for the Galvanizing Services Segment reflects a decline in volume by 7.8% and an increase in selling price by 1.8% for fiscal 2014, as compared to fiscal 2013. The decline in volumes reflects a softness in the electrical utility market, led by fewer large scale solar fields and the accompanying transmission lines. In addition, the bridge & highway market segment softened on reduced highway spending. Historically, revenues for Galvanizing Service Segment have followed closely the condition of the industrial sector of the general economy.

Segment Operating Income
Segment operating income for the Electrical and Industrial Products and Services and Galvanizing Services Segments consisted of net sales less cost of sales, identifiable selling, general and administrative expenses, and other (income) expense items that were specifically identifiable to a segment. Operating income for the Electrical and Industrial Products and Services Segment increased $11.7 million, or 34.2%, for fiscal 2014, to $45.9 million as compared to $34.2 million for fiscal 2013. Operating margins for this segment were 11.0% for fiscal 2014 as compared to 14.7% for fiscal 2013. As previously stated, the majority of the increase in operating income for this segment was a result of the acquisition of Aquilex SRO. Aquilex SRO contributed $16.0 million in operating income for fiscal 2014, or 34.9% of the segment's total operating income. NLI contributed $5.3 million in operating income for fiscal 2014, or 12.6% of the segment’s total operating income. Without the amortization of intangibles resulting from the acquisition of NLI and Aquilex SRO, operating income for the segment would have been $58.9 million and operating margins would have been 14.1% for fiscal 2014. Operating margins were lower than prior year for the same period due to lower margins for the newly acquired services business in comparison to the product offering. The acquisition of NLI resulted in amortization of intangibles in the amount of $6.7 million in fiscal 2014 as compared to $5.1 million for fiscal year 2013. Amortization expense as a result of the acquisition of NLI is projected to be $6.0 million for fiscal 2015 and will drop to $3.7 million in fiscal 2016 as the amortization of the backlog will be complete. The acquisition of Aquilex SRO resulted in amortization of intangibles in the amount of $6.1 million in fiscal 2014. Amortization expense as a result of the acquisition of Aquilex SRO is projected to be $6.8 million for fiscal 2015 and fiscal 2016.
Operating income for the Galvanizing Service Segment increased $4.2 million, or 4.8%, for fiscal 2014 to $92.0 million as compared to $87.8 million for the prior year. Operating margins were 27.4% for fiscal 2014 as compared to 26.1% for fiscal 2013. The increase in segment operating income was mainly attributable to a legal settlement of $4.2 million. Without this non-recurring item, operating margins for the fiscal year would have been 26.2%.
General Corporate Expense
General corporate expenses were $32.6 million for fiscal 2014 and $23.7 million for fiscal 2013. As a percentage of sales, general corporate expenses were 4.3% for fiscal 2014 as compared to 4.2% in fiscal 2013 primarily due to increased acquisition related costs in fiscal 2014. During fiscal 2014, the Company expensed $5.4 million in costs related to the acquisition of Aquilex SRO compared to $1.7 million of costs in fiscal 2013 related to the acquisitions of NLI, Galvcast, and G3.
Interest
Interest expense for fiscal 2014 increased 40.8% to $18.4 million as compared to $13.1 million in fiscal 2013 primarily due to the increased amount of outstanding debt driven by our acquisitions in fiscal 2014. Long-term debt balances at the end of fiscal 2014 were $405.6 million compared to $210.7 million at the end of fiscal 2013. Our long-term debt as a percentage of shareholders’ equity ratio was 1.08 to 1 at the end of fiscal 2014 compared to 0.63 to 1 at the end of fiscal 2013.
Net (Gain) On Insurance Settlement

For the year ended February 28, 2014, the Company received a portion of the insurance proceeds in the amount of $10.9 million as compared to $13.1 million in fiscal 2013 for the fire that occurred on April 29, 2012, at our galvanizing facility in Joliet, Illinois. Of the $10.9 million received during fiscal 2014, $2.8 million related to business interruption reimbursement. $8.1 million was reported as an item under Net (Gain) Loss on Insurance Settlement or on Sale of Property, Plant and Equipment. We are currently in negotiations to settle the remaining business interruption and building & machinery loss claims, but have no assurances that we will prevail. We will recognize any further proceeds in the period we reach the settlement.
Other (Income) Expense
For fiscal 2014 and 2013, the amounts in other (income) expense were ($4.2) million and ($1.2) million, respectively. We recorded other income of $4.2 million in fiscal 2014 for the lawsuit settlement with a former employee due to a non-compete violation and fiscal 2013 was a result primarily of scrap sales.
Provision For Income Taxes
The provision for income taxes reflected an effective tax rate of 36.5% for fiscal 2014 and 35.9% for fiscal 2013.
Year ended February 28, 2013 compared with year ended February 29, 2012
Backlog
We ended fiscal 2013 with a backlog of $221.7 million, an increase of 60.0% as compared to fiscal 2012 ending backlog of $138.6 million. All ending backlog for fiscal 2013 relates to our Electrical and Industrial Products and Services Segment. Our book-to-ship ratio was 1.01 to 1 for fiscal 2013 as compared to 1.06 to 1 in the prior year. Incoming orders increased 15.2% for fiscal 2013 as compared to the same period last year. The acquisition of NLI contributed 13.0% of the 15.2% increase in incoming orders for fiscal 2013. When compared to the prior year, quotation levels reflected only very modest improvement. While the book to ship ratio improved to over one to one towards the end of the year, we continue to see a slow release of orders, consistent with the slow pace of the economic recovery and an uncertain regulatory environment.
The following table reflects bookings and shipments for fiscal 2013 and 2012.
Backlog Table
(In thousands)

	Period Ended		Period Ended
Backlog	2/29/2012	$138,621	2/28/2011	$108,379
Bookings		575,196		499,354
Acquired Backlog		78,491		—
Shipments		570,594		469,112
Backlog as reported	2/28/2013	$221,714	2/29/2012	$138,621
Book to Ship Ratio		1.01		1.06

Revenues
Our consolidated revenues for fiscal 2013 increased by $101.5 million or 21.3%, as compared to fiscal 2012.
The following table reflects the breakdown of revenue by segment:

	2013	2012
	(In thousands)
Revenue:
Electrical and Industrial Products and Services	$233,555	$189,192
Galvanizing Services	337,039	279,920
Total Revenue	$570,594	$469,112
The Electrical and Industrial Products and Services Segment recorded revenues for fiscal 2013 of $233.6 million, an increase of 23.4% compared to fiscal 2012 revenues of $189.2 million. The increase in revenues for fiscal 2013 was mainly attributable to the acquisition of NLI. NLI contributed $45.3 million in revenues or 19.4% of the segment revenues for fiscal 2013. Without the acquisition of NLI, revenues for this segment remained essentially flat compared to fiscal 2012.

Our Galvanizing Services Segment, which consisted of thirty-five hot dip galvanizing facilities as of February 28, 2013, generated revenues of $337.0 million, a 20.4% increase from the prior year’s revenues of $279.9 million. Volume of steel processed for the fiscal year increased 24.1% and selling price decreased 3.9% for fiscal 2013 as compared to fiscal 2012. Our Canadian operations generated $23.1 million of this segment’s revenue for fiscal 2013, as compared to $0.6 million in fiscal 2012. The $0.6 million in revenues for fiscal 2012 reflects revenues earned from one month of operations from the acquisition of Galvan Metals. We acquired Galvan, Galvcast and G3 on February 1, 2012, October 1, 2012 and January 2, 2013, respectively. The Canadian operations, which include Galvan, Galvcast and G3, accounted for 26.9% of the increase in the total segment’s volume. Excluding revenues attributable to the acquisition of the Canadian subsidiaries, the remaining increase in revenues for the Galvanizing Services Segment reflected an increase in sales volumes by 17.3% and a decrease in selling price by 4.1% for fiscal 2013, as compared to fiscal 2012. The improved volumes reflected the improvement in the overall industrial sector of the general economy as well as a favorable product mix. Historically, revenues for this segment have followed closely the condition of the industrial sector of the general economy.
Segment Operating Income
Segment operating income for the Electrical and Industrial Products and Services and Galvanizing Services Segments consisted of net sales less cost of sales, identifiable selling, general and administrative expenses, and other (income) expense items that were specifically identifiable to a segment. Operating income for the Electrical and Industrial Products and Services Segment increased $8.5 million, or 32.6%, for fiscal 2013, to $34.2 million as compared to $25.8 million for fiscal 2012. Operating margins for this segment were 14.7% for fiscal 2013 as compared to 14.2% for fiscal 2012. As previously stated, the majority of the increase in operating income for this segment was a result of the acquisition of NLI. NLI contributed $6.5 million in operating income for fiscal 2013, or 19.0% of the segment's total operating income. Without the amortization of intangibles resulting from the acquisition of NLI, operating income for the segment would have been $39.3 million and operating margins would have been 16.8% for fiscal 2013. Operating profits and margins increased for the compared periods due to the acquisition of NLI combined with improved pricing as we continued to adhere to our strategy of generally not accepting orders with margins that fell below our target range. The acquisition of NLI resulted in amortization of intangibles at NLI in the amount of $5.1 million for the year ended February 28, 2013.

Operating income for the Galvanizing Service Segment increased $14.8 million, or 20.2%, for fiscal 2013 to $87.8 million as compared to $73.0 million for the prior year. Operating margins were 26.1% for both fiscal 2013 and 2012, respectively. The increase in segment operating income was mainly attributable to the acquisition of Galvcast, Galvan and G3.

Operating margins for the fiscal year were adversely impacted by two non-recurring expenses incurred for the Galvanizing Service Segment. During the fourth quarter of fiscal 2013, the operations associated with our Wheeling, West Virginia facility were consolidated with the operations associated with our facility located in Canton, Ohio. In connection with the Wheeling facility, we recorded a loss of $1.3 million during the fourth quarter, negatively impacting operating margins due to relocation costs and impairment charges incurred as a result of the lease of the Wheeling facility. Also during the year, we recorded a loss of $3.7 million in connection with our Joliet, Illinois operation, related to the fire that occurred in April of 2012. Without these two non-recurring expenses, operating margins for the year would have been 27.5%.
General Corporate Expense
General corporate expenses were $23.7 million for fiscal 2013 and $21.6 million for fiscal 2012. As a percentage of sales, general corporate expenses were 4.2% for fiscal 2013 as compared to 4.6% in fiscal 2012. Due to increased revenues for the compared periods, general corporate expenses as a percentage of sales decreased. During fiscal 2013, the Company expensed $1.7 million in acquisition costs related to the acquisitions of NLI, Galvcast and G3 made during fiscal 2013 as well as a portion of the acquisition expenses related to the acquisition of Aquilex SRO.
Interest
Interest expense for fiscal 2013 decreased 5.8% to $13.1 million as compared to $13.9 million in fiscal 2012. We had outstanding long-term debt of $210.7 million at the end of fiscal 2013 compared to $225.0 million at the end of fiscal 2012. Our long-term debt as a percentage of shareholders’ equity ratio was 0.63 to 1 at the end of fiscal 2013.
Net (Gain) On Insurance Settlement
For the year ended February 28, 2013, the Company received a portion of the insurance proceeds in the amount of $13.1 million for the fire that occurred on April 29, 2012, at our galvanizing facility in Joliet, Illinois. Based on a preliminary estimate of the damage sustained at the Joliet facility, a pretax asset write-off of approximately $4.0 million was recorded during the first quarter of fiscal 2013. The net gain on the insurance settlement of property, plant and equipment of $9.1 million has been recorded as an item under Net (Gain) Loss On Insurance Settlement or On Sale of Property, Plant and Equipment. During the same period last year the amount reflected was insignificant. Additionally, of the $13.1 million received, $1.5 million was allocated to cover the replacement costs of inventories lost as a result of the fire.
Other (Income) Expense
For fiscal 2013 and 2012, the amounts in other (income) expense were insignificant.
Provision For Income Taxes
The provision for income taxes reflected an effective tax rate of 35.9% for fiscal 2013 and 36.0% for fiscal 2012.
Liquidity and Capital Resources
We have historically met our cash needs through a combination of cash flows from operating activities along with bank and long term borrowings. Our cash requirements are generally for operating activities, cash dividend payments, capital improvements, debt repayment, letters of credit and acquisitions. We believe that our cash position, cash flows from operating activities and our expectation of continuing availability to draw upon our credit agreements are sufficient to meet our cash flow needs for the foreseeable future. In connection with the fire at our Joliet, Illinois facility, in fiscal 2014 we made approximately $18.6 million in capital expenditures related to the rebuilding of that facility. We were reimbursed for a portion of this capital outlay as a result of the insurance settlement.
Our operating activities generated cash flows of approximately $107.3 million for the fiscal year ended February 28, 2014 and $92.7 million in the prior fiscal year. Cash flow from operations for the fiscal year ended February 28, 2014 included net income in the amount of $59.6 million, depreciation and amortization in the amount of $43.3 million, and other non-cash items to reconcile net income to net cash in the amount of $2.2 million. The other items positively effecting cash flow outside of depreciation and amortization are primarily changes in accounts receivable of $36.0 million and $3.7 million of share based compensation. Items negatively impacting cash flow included the net change in billings related to costs and estimated earnings on uncompleted contracts of $9.7 million and gain on insurance settlements or sale of property, plant and equipment in the amount of $8.0 million, an increase in prepaid expenses and other assets of $6.4 million, increases in inventory of $6.2 million, and decreases in accounts payable of $4.1 million, as well as other accrued liabilities and income taxes of $2.7 million.
During fiscal 2014, we spent $319.2 million on capital expenditures including acquisitions, net of cash. The breakdown of capital spending by segment for fiscal 2014, 2013 and 2012 can be found in Note 11 to the Consolidated Financial Statements.
We received insurance proceeds for property and equipment in the amount of $10.9 million and paid $5.9 million in origination costs related to entering into a new credit facility in fiscal 2014. A cash dividend was paid during fiscal 2014 which totaled $14.3 million.
On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (as subsequently amended, the “Previous Credit Agreement”) with Bank of America, N.A. (“Bank of America”). The Previous Credit Agreement provided for a $125.0 million unsecured revolving line of credit maturing on October 1, 2017. The Previous Credit Agreement was used to provide for working capital needs, capital improvements, future acquisitions and letter of credit needs, and was terminated effective March 27, 2013.
On March 27, 2013, we entered into a new Credit Agreement (the “Credit Agreement”) with Bank of America and other lenders. The Credit Agreement replaced the Previous Credit Agreement and provides for a $75.0 million term facility and a $225.0 million revolving credit facility that includes a $75.0 million “accordion” feature. The Credit Agreement is used to provide for working capital needs, capital improvements, future acquisitions and letter of credit needs.
Interest rates for borrowings under the Credit Agreement are based on either a Eurodollar Rate or a Base Rate plus a margin ranging from 1.0% to 2.0% depending on our Leverage Ratio. The Eurodollar Rate is defined as LIBOR for a term equivalent to the borrowing term (or other similar interbank rates if LIBOR is unavailable). The Base Rate is defined as the highest of the applicable Fed Funds rate plus 0.50%, the Prime rate, or the Eurodollar Rate plus 1.0% at the time of borrowing. The Credit Agreement also carries a Commitment Fee ranging from 0.20% to 0.30% per annum, depending on our Leverage Ratio.

The $75.0 million term facility requires quarterly principal and interest payments commencing on June 30, 2013 until March 27, 2018, at which time the Credit Agreement matures.
The Credit Agreement provides various financial covenants requiring us, among other things, to a) maintain on a consolidated basis net worth equal to at least the sum of $230.0 million, plus 50.0% of future net income, b) maintain on a consolidated basis a Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.25:1.0, c) maintain on a consolidated basis a Fixed Charge

Coverage Ratio (as defined in the Credit Agreement) of at least 1.75:1.0 and d) not to make Capital Expenditures (as defined in the Credit Agreement) on a consolidated basis in an amount in excess of $60.0 million during the fiscal year ended February 28, 2014 and $50.0 million during any subsequent fiscal year.
On March 31, 2008, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which the Company issued $100.0 million aggregate principal amount of its 6.24% unsecured Senior Notes (the “2008 Notes”) due March 31, 2018 through a private placement (the “2008 Note Offering”). Pursuant to the Note Purchase Agreement, the Company's payment obligations with respect to the 2008 Notes may be accelerated upon any Event of Default, as defined in the Note Purchase Agreement. In connection with the 2008 Note Offering, the Company obtained the consent of Bank of America to the 2008 Note Offering and the agreement of Bank of America that the 2008 Note Offering will not constitute a default under the Previous Credit Agreement.
The Company entered into an additional Note Purchase Agreement on January 21, 2011 (the “2011 Agreement”), pursuant to which the Company issued $125.0 million aggregate principal amount of its 5.42% unsecured Senior Notes (the “2011 Notes”), due in January of 2021, through a private placement (the “2011 Note Offering”). Pursuant to the 2011 Agreement, the Company's payment obligations with respect to the 2011 Notes may be accelerated under certain circumstances. In connection with the 2011 Note Offering, the Company obtained the consent of Bank of America to the 2011 Note Offering and the agreement of Bank of America that the 2011 Note Offering will not constitute a default under the Previous Credit Agreement.
The 2008 Notes and the 2011 Notes each provide for various financial covenants requiring us, among other things, to a) maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50.0% of future net income; b) maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00; c) maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Note Purchase Agreement) of at least 2.0:1.0; d) not at any time permit the aggregate amount of all Priority Indebtedness (as defined in the Note Purchase Agreement) to exceed 10.0% of Consolidated Net Worth (as defined in the Note Purchase Agreement).
As of February 28, 2014, the Company is in compliance with all of its debt covenants.

On October 28, 2011, the Company entered into a Private Shelf Agreement by and among the Company, Prudential Investment Management, Inc. (“Prudential”) and the other purchasers identified therein (the “Private Shelf Agreement”), pursuant to which the Company may issue and sell, through one or more private placement transactions, up to $100.0 million aggregate principal amount of Senior Notes (the “Shelf Notes”) with interest rates to be agreed upon by the Company and Prudential immediately prior to each issuance and sale of Shelf Notes (each, a “Note Offering” and together, the “Note Offerings”). Pursuant to the Private Shelf Agreement, the Company's payment obligations with respect to the Shelf Notes may be accelerated upon any Event of Default, as defined in the Private Shelf Agreement. Under the terms of the Credit Agreement, undertaking the Note Offerings will not otherwise constitute a default under the Credit Agreement. The Company has not undertaken any Note Offerings under the Private Shelf Agreement.
Historically, we have not experienced a significant impact on our operations from increases in general inflation other than for specific commodities. We have exposure to commodity price increases in both segments of our business, primarily copper, aluminum, steel and nickel based alloys in the Electrical and Industrial Products and Services Segment and zinc and natural gas in the Galvanizing Services Segment. We attempt to minimize these increases through escalation clauses in customer contracts for copper, aluminum, steel and nickel based alloys, when market conditions allow and through fixed cost contract purchases on zinc. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process and through increases in prices where competitively feasible. Many economists predict increased inflation in coming years due to U.S. and international monetary policies, and there is no assurance that inflation will not impact our business in the future.

Off Balance Sheet Transactions and Related Matters
There are no off-balance sheet transactions, arrangements, obligations (including contingent obligations) other than the contingent obligations as described in the contingent liability section, or other relationships of the Company with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Commitments
The following summarizes the Company’s operating leases, debt and interest payments for the next five years and thereafter.

	Operating Leases	Long-Term Debt	Interest	Total
	(In thousands)
2015	$6,277	$20,848	$14,878	$42,003
2016	5,261	21,786	14,074	41,121
2017	4,913	23,192	13,024	41,129
2018	4,131	16,629	11,989	32,749
2019	2,919	198,161	8,168	209,248
Thereafter	3,965	125,000	13,552	142,517
Total	$27,466	$405,616	$75,685	$508,767

Commodity pricing
The Company manages its exposures to commodity prices through the use of the following:
In the Electrical and Industrial Products and Services Segment, we have exposure to commodity pricing for copper, aluminum, steel and nickel based alloys. Because the Electrical and Industrial Products and Services Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses in customer contracts, although during difficult market conditions these escalation clauses may not be obtainable. In addition, we attempt to enter into firm pricing contracts with our vendors on material at the time we receive orders from our customers to minimize risk.
In the Galvanizing Services Segment, we utilize contracts with our zinc suppliers that include fixed cost contracts to mitigate rising zinc prices. We also secure firm pricing for natural gas supplies with individual utilities when possible. Management believes these agreements ensure adequate supplies and partially offset exposure to commodity price swings.
We have no contracted commitments for any other commodity items including steel, aluminum, natural gas, nickel based alloys, copper, zinc or any other commodity, except for those entered into under the normal course of business.
Other
At February 28, 2014, the Company had outstanding letters of credit in the amount of $18.5 million. These letters of credit are issued to a portion of the Company’s customers in our Electrical and Industrial Products and Services Segment to cover any potential warranty costs and are issued in lieu of performance, insurance reserves and bid bonds. In addition, as of February 28, 2014, a warranty reserve in the amount of $1.3 million has been established to offset any future warranty claims.
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
Accruals for Contingent Liabilities - The amounts we record for estimated claims, such as self-insurance programs, warranty, environmental and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience and other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than what we estimate. In connection with our acquisition of NLI, we may be obligated to make an additional payment of up to $20.0 million based on the future financial performance of the NLI business. However, based on current performance, we estimate the payment will be $10.0 million which is payable in fiscal 2017. We have recorded this liability of $9.1 million as of February 28, 2014, which is subject to the terms and conditions of the asset purchase agreement we entered into in connection with this acquisition and is reflected as a long-term liability. The net present value was calculated by determining a probability of potential payout which was then discounted by the cost of money over the life of the agreement.
Revenue Recognition – Revenue is recognized for the Electrical and Industrial Products and Services Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting for electrical products built to customer specifications and for services under long term contracts. We typically recognize revenue for the Galvanizing Service Segment at completion of the service unless we specifically agree with the customer to hold its material for a predetermined period of time after the completion of the galvanizing process and, in that circumstance, we invoice and recognize revenue upon shipment. Customer advanced payments presented in the balance sheets arise from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion. Contract costs include direct labor and material and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.
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
The valuation of stock based compensation awards, with the exception of restricted stock units, is complex in that there are a number of variables included in the calculation of the value of the award:

•	Volatility of our stock price

•	Expected term of the option or stock appreciation rights

•	Expected dividend yield

•	Risk-free interest rate over the expected term

•	Expected forfeitures
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

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.
Market risk affecting our operations results primarily from changes in interest rates and commodity prices. As of February 28, 2014, we have no involvement with derivative financial instruments.
In the Electrical and Industrial Products and Services Segment, we have exposure to commodity pricing for copper, aluminum, steel and nickel based alloys. Increases in price for these items are normally managed through escalation clauses in our customer’s contracts, although during difficult market conditions customers may resist these escalation clauses. In addition, we attempt to enter into firm pricing contracts with our vendors on material at the time we receive orders from our customers to minimize risk. We manage our exposures to commodity prices, primarily zinc used in our Galvanizing Services Segment, by utilizing agreements with zinc suppliers that include fixed cost contracts to guard against escalating commodity prices. We also secure firm pricing for natural gas supplies with individual utilities when possible. We believe these agreements ensure adequate supplies and partially offset exposure to commodity price escalation.

As of the end of fiscal 2014, the Company had exposure to foreign currency exchange related to our operations in Canada and China coupled with Brazil, Poland and the Netherlands due to the acquisition of Aquilex SRO.

We do not believe that a hypothetical change of 10.0% of the interest rate or currency exchange rate that are currently in effect or a change of 10.0% of commodity prices would have a significantly adverse effect on our results of operations, financial position, or cash flows as long as we are able to pass along the increases in commodity prices to our customers. However, there can be no assurance that either interest rates, exchange rates or commodity prices will not change in excess of the 10.0% hypothetical amount or that we would be able to pass along rising costs of commodity prices to our customers, which could have an adverse effect on our results of operations, financial position, and cash flows if we are unable to pass along these increases to our customers.

Item 8.        Financial Statements and Supplementary Data.

The Index to our Consolidated Financial Statements is found on page 34. Our Financial Statements and Notes to these Consolidated Financial Statements follow the index.

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
The Report of Management Regarding Internal Control Over Financial Reporting is included on page 35.
BDO USA LLP, an independent registered public accounting firm and our independent auditor, has issued an audit report on our internal controls over financial reporting which is included on page 36.
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
Information regarding directors of AZZ required by this Item is incorporated by reference to the section entitled “Election of Directors” set forth in the Proxy Statement for our 2014 Annual Meeting of Shareholders.
The information regarding compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement for our 2014 Annual Meeting of Shareholders.
Information regarding our audit committee financial experts and code of ethics and business conduct required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Proxy Statement for our 2014 Annual Meeting of Shareholders.
No director or nominee for director has any family relationship with any other director or nominee or with any executive officer of our company.

Item 11.        Executive Compensation.
The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Fees Paid to Directors” set forth in our Proxy Statement for our 2014 Annual Meeting of Shareholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management” set forth in the Proxy Statement for our 2014 Annual Meeting of Shareholders.
Equity Compensation Plan
The following table provides a summary of information as of February 28, 2014, relating to our equity compensation plan in which our Common Stock is authorized for issuance.
Equity Compensation Plan Information:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders (1)	396,174(2)	$26.64	588,491(3)
Total	396,174	$26.64	588,491

(1)	Consists of the Amended and Restated 2005 Long-Term Incentive Plan. See Note 9, “Stock Compensation” to our “Notes to Consolidated Financial Statements” for further information.

(2)	The average term of outstanding options and stock appreciation rights is 3.72 years.

(3)	Consists of 588,491 shares remaining available for future issuance under the Amended and Restated 2005 Long-Term Incentive Plan.

Description of Other Plans for the Grant of Equity Compensation

Long Term Incentive Plan
The description of the 2005 Long Term Incentive Plan provided in Note 9 to the financial statements included in this Annual Report on Form 10-K are incorporated by reference under this Item.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” set forth in the Proxy Statement for our 2014 Annual Meeting of Shareholders.

Item 14.        Principal Accountant Fees and Services
Information required by this Item is incorporated by reference to the sections entitled “Other Business – Independent Auditor Fees” and “Other Business – Pre-approval of Non-audit Fees” set forth in our Proxy Statement for our 2014 Annual Meeting of Shareholders.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

A.     Financial Statements

1.	The financial statements filed as a part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” on page 34.

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts and Reserves filed as a part of this Annual Report on Form 10-K is listed in the “Index to Consolidated Financial Statements” on page 34.
Schedules and compliance information other than those referred to above have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

B.    Exhibits Required by Item 601 of Regulation S-K
A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this Annual Report on Form 10-K is set forth in the Index to Exhibits beginning on page 62, which immediately precedes such exhibits.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ incorporated
(Registrant)

Date: 4/28/2014	By: /s/ Thomas E. Ferguson
Thomas E. Ferguson Principal Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

/s/ Thomas E. Ferguson	/s/ Dana L. Perry
Thomas E. Ferguson Principal Executive Officer and Director	Dana L. Perry Principal Financial Officer and Director

/s/ Daniel R. Feehan	/s/ Robert J. Steines
Daniel R. Feehan Director	Robert J. Steines Vice President and Chief Accounting Officer

/s/ Martin C. Bowen	/s/ Peter A. Hegedus
Martin C. Bowen Director	Peter A. Hegedus Director

/s/ Daniel E. Berce	/s/ Dr. H. Kirk Downey
Daniel E. Berce Director	Dr. H. Kirk Downey Director

/s/ Sam Rosen	/s/ Kevern R. Joyce
Sam Rosen Director	Kevern R. Joyce Chairman of the Board and Director

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was effective as of February 28, 2014. The effectiveness of our internal control over financial reporting as of February 28, 2014, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their attestation report included herein. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Aquilex SRO, whose acquisition was completed on March 29, 2013. The assets acquired from Aquilex SRO constituted approximately 31.4% of our total assets as of February 28, 2014. The Aquilex SRO acquisition resulted in revenues and net income constituting 26.7% of our total revenues and 26.9% of net income for the year then ended.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
AZZ incorporated
Fort Worth, Texas
We have audited the accompanying consolidated balance sheets of AZZ incorporated as of February 28, 2014 and 2013 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2014. Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. We have also audited AZZ incorporated’s internal control over financial reporting as of February 28, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AZZ incorporated’s management is responsible for these financial statements, financial statement schedule, maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements, financial statement schedule and to express an opinion on the company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AZZ incorporated as of February 28, 2014 and 2013 and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, AZZ incorporated maintained, in all material respects, effective internal control over financial reporting as of February 28, 2014, based on the COSO criteria.
Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Aquilex SRO, LLC, whose acquisition was completed on March 29, 2013. Aquilex SRO, LLC is included in the consolidated balance sheet of AZZ incorporated as of February 28, 2014 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year then ended. Aquilex SRO, LLC constituted approximately 31.4% of the Company’s total assets as of February 28, 2014 and 26.7% and 26.9% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Aquilex SRO, LLC because of the timing of the acquisition. Our audit of internal control over financial reporting of AZZ incorporated also did not include an evaluation of the internal control over financial reporting of Aquilex SRO, LLC.

/s/ BDO USA, LLP

Dallas, Texas
April 28, 2014

AZZ incorporated
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended
	February 28, 2014	February 28, 2013	February 29, 2012
Net Sales	$751,723,398	$570,594,238	$469,112,410
Costs And Expenses
Cost of Sales	546,018,393	406,421,677	344,525,516
Selling, General and Administrative	105,591,214	66,188,575	48,864,886
Interest Expense	18,406,658	13,072,605	13,939,149
Net Loss (Gain) On Sale of Property, Plant and Equipment, and Insurance Proceeds	(8,038,747)	(8,302,770)	166,183
Other Expense (Income) - net	(4,165,374)	(1,154,682)	(2,024,229)
	657,812,144	476,225,405	405,471,505
Income Before Income Taxes	93,911,254	94,368,833	63,640,905
Income Tax Expense	34,314,206	33,912,627	22,905,109
Net Income	$59,597,048	$60,456,206	$40,735,796
Earnings Per Common Share
Basic Earnings Per Share	$2.34	$2.39	$1.62
Diluted Earnings Per Share	$2.32	$2.37	$1.61
Weighted average number common shares	25,514,387	25,320,147	25,131,754
Weighted average number common shares and potentially dilutive common shares	25,693,468	25,560,594	25,362,120
See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended
	February 28, 2014	February 28, 2013	February 29, 2012

Net Income	$59,597,048	$60,456,206	$40,735,796
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments -
Unrealized Translation Gains (Losses)	(7,774,689)	(4,439,087)	438,148
Interest Rate Swap, Net of Income Tax of $29,205, $29,205 and $29,205, respectively.	(54,237)	(54,237)	(54,237)
Other Comprehensive Income (Loss)	(7,828,926)	(4,493,324)	383,911
Comprehensive Income	$51,768,122	$55,962,882	$41,119,707
See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED BALANCE SHEETS

Assets	February 28, 2014	February 28, 2013
Current assets:
Cash and cash equivalents	$27,564,533	$55,597,751
Accounts receivable, net of allowance for doubtful accounts of $1,744,321 and $1,000,000 in 2014 and 2013, respectively	116,127,857	97,857,193
Inventories - net	107,580,845	82,330,926
Costs and estimated earnings in excess of billings on uncompleted contracts	27,221,952	12,878,068
Deferred income tax assets	7,800,738	7,615,525
Prepaid expenses and other	9,884,798	6,152,476
Total current assets	296,180,723	262,431,939
Property, plant, and equipment, at cost:
Land	15,116,009	16,007,166
Buildings and structures	117,764,526	101,109,332
Machinery and equipment	175,955,136	133,636,597
Furniture, fixtures, software and computers	20,497,261	16,401,547
Automotive equipment	2,429,168	2,219,829
Construction in progress	8,277,151	5,555,208
	340,039,251	274,929,679
Less accumulated depreciation	(142,400,022)	(120,453,459)
Net property, plant, and equipment	197,639,229	154,476,220
Goodwill	278,556,040	171,886,270
Intangibles and other assets	180,877,043	105,410,385
Total Assets	$953,253,035	$694,204,814

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED BALANCE SHEETS (Continued)

Liabilities and Shareholders’ Equity	February 28, 2014	February 28, 2013
Current liabilities:
Accounts payable	$38,832,557	$28,921,539
Income tax payable	5,358,594	568,722
Accrued salaries and wages	17,759,777	11,013,779
Other accrued liabilities	17,155,430	14,811,126
Customer advance payment	33,733,099	39,168,672
Profit sharing	7,310,000	8,360,000
Billings in excess of costs and estimated earnings on uncompleted contracts	3,018,379	1,769,656
Long-term debt due within one year	20,848,214	14,285,714
Total Current Liabilities	144,016,050	118,899,208
Long-term accrued liability due after one year	9,120,723	8,539,278
Long-term debt due after one year	384,767,857	196,428,571
Deferred income tax liabilities	39,435,143	36,403,283
Total Liabilities	$577,339,773	$360,270,340
Commitments and Contingencies
Shareholders’ equity:
Common Stock, $1.00 par value; 100,000,000 shares authorized; 25,577,205 shares issued and outstanding at February 28, 2014 and 25,376,967 at February 28, 2013	25,577,205	25,376,967
Capital in excess of par value	21,954,777	17,653,912
Retained earnings	339,399,556	294,092,945
Accumulated other comprehensive income (loss)	(11,018,276)	(3,189,350)
Total Shareholders’ Equity	375,913,262	333,934,474
Total Liabilities and Shareholders’ Equity	$953,253,035	$694,204,814
See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	February 28, 2014	February 28, 2013	February 29, 2012
Cash flows from operating activities:
Net income	$59,597,048	$60,456,206	$40,735,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,090,468	19,364,557	18,854,644
Amortization	18,214,434	9,998,590	3,740,043
Non-cash compensation expense	3,703,407	3,175,050	2,927,917
Non-cash interest expense	1,420,941	286,934	320,209
Provision for doubtful accounts	(115,790)	446,158	360,607
Deferred income tax expense	842,265	3,365,810	2,504,754
Net (gain) loss on insurance settlement or sale of property, plant and equipment	(8,038,747)	(8,302,770)	166,183
Effects of changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	35,954,790	(11,599,297)	(11,211,943)
Inventories	(6,208,765)	(4,453,680)	307,481
Prepaid expenses and other assets	(6,590,354)	(2,244,366)	(1,463,003)
Net change in billings related to costs and estimated earnings on uncompleted contracts	(9,732,472)	1,941,978	2,702,342
Accounts payable	(4,149,782)	957,646	2,420,530
Other accrued liabilities and income taxes	(2,712,147)	19,344,797	1,699,268
Net cash provided by operating activities	107,275,296	92,737,613	64,064,828
Cash flows from investing activities:
Proceeds from the sale or insurance settlement of property, plant and equipment	8,204,997	11,838,811	300,859
Acquisition of subsidiaries, net of cash acquired	(275,702,030)	(137,057,680)	(27,362,834)
Purchases of property, plant and equipment	(43,471,526)	(24,922,987)	(19,783,755)
Net cash used in investing activities	(310,968,559)	(150,141,856)	(46,845,730)

See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the years ended
	February 28, 2014	February 28, 2013	February 29, 2012
Cash flows from financing activities:
Debt origination costs	(5,880,539)	(100,000)	—
Tax benefits from stock options exercised	1,601,991	1,283,240	199,427
Proceeds from exercise of stock options and stock appreciation rights	—	15,781	48
Proceeds from revolving loan	197,000,000	—	—
Payments on revolving loan	(60,000,000)	—	—
Proceeds from long-term debt	75,000,000	—	—
Payments on long-term debt	(17,098,214)	(18,135,866)	—
Cash dividends paid	(14,290,437)	(13,423,199)	(12,565,821)
Net cash provided by (used in) financing activities	176,332,801	(30,360,044)	(12,366,346)
Effect of exchange rate changes on cash	(672,756)	59,372	60,077
Net increase (decrease) in cash and cash equivalents	(28,033,218)	(87,704,915)	4,912,829
Cash and cash equivalents at beginning of year	55,597,751	143,302,666	138,389,837
Cash and cash equivalents at end of year	$27,564,533	$55,597,751	$143,302,666
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$16,500,298	$13,107,744	$13,569,583
Income taxes	$26,331,750	$30,967,378	$21,627,112
See accompanying notes to the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balance at February 28, 2011	25,218,320	$25,218,320	$11,531,862	$218,889,963	$920,063	$(542,335)	$256,017,873
Exercise of stock options			8,150			(8,102)	48
Stock compensation			2,893,345			34,572	2,927,917
Restricted Stock Units			(90,996)			12,999	(77,997)
Stock issued for SARs			(981,519)			205,839	(775,680)
Employee Stock Purchase Plan			640,542			122,749	763,291
Federal income tax deducted on stock options			199,427				199,427
Cash dividend paid				(12,565,821)			(12,565,821)
Net income				40,735,796			40,735,796
Foreign currency translation					438,148		438,148
Interest rate swap, net of $29,205 of income tax					(54,237)		(54,237)
Balance at February 29, 2012	25,218,320	$25,218,320	$14,200,811	$247,059,938	$1,303,974	$(174,278)	$287,608,765
Exercise of stock options	7,488	7,488	8,293				15,781
Stock compensation	14,000	14,000	3,161,050				3,175,050
Restricted Stock Units			(516,916)			103,537	(413,379)
Stock issued for SARs	89,662	89,662	(1,296,943)			15,362	(1,191,919)
Employee Stock Purchase Plan	47,497	47,497	814,377			55,379	917,253
Federal income tax deducted on stock options			1,283,240				1,283,240
Cash dividend paid				(13,423,199)			(13,423,199)
Net income				60,456,206			60,456,206
Foreign currency translation					(4,439,087)		(4,439,087)
Interest rate swap, net of $29,205 of income tax					(54,237)		(54,237)
Balance at February 28, 2013	25,376,967	$25,376,967	$17,653,912	$294,092,945	$(3,189,350)	$—	$333,934,474
Stock compensation	14,000	14,000	3,689,407				3,703,407
Restricted Stock Units	55,518	55,518	(1,393,387)				(1,337,869)
Stock issued for SARs	67,771	67,771	(1,116,643)				(1,048,872)
Employee Stock Purchase Plan	62,949	62,949	1,519,497				1,582,446
Federal income tax deducted on stock options			1,601,991				1,601,991
Cash dividend paid				(14,290,437)			(14,290,437)
Net income				59,597,048			59,597,048
Foreign currency translation					(7,774,689)		(7,774,689)
Interest rate swap, net of $29,205 of income tax					(54,237)		(54,237)
Balance at February 28, 2014	25,577,205	$25,577,205	$21,954,777	$339,399,556	$(11,018,276)	$—	$375,913,262
See accompanying notes to the consolidated financial statements.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of significant accounting policies
Organization-AZZ incorporated (the “Company” “AZZ” or “We”) operates primarily in the United States of America and Canada and has recently begun operating, through the acquisition of Aquilex SRO as described in Note 14 below, in China, Brazil, Poland and the Netherlands. Information about the Company's operations by segment is included in Note 11 to the consolidated financial statements.
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
The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States and Canada, as well as Europe, China and Brazil. The Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s banking relationships and has not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk related to cash and cash equivalents.
Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s diversity by virtue of two operating segments, the number of customers, and the absence of a concentration of trade accounts receivable in a small number of customers. The Company performs continuous evaluations of the collectability of trade accounts receivable and allowance for doubtful accounts based upon historical losses, economic conditions and customer specific events. After all collection efforts are exhausted and an account is deemed uncollectible, it is written off against the allowance for doubtful accounts. The Company’s balances written off, net of recoveries, in fiscal 2014, 2013 and 2012 were approximately $0.3 million, $0.3 million and $0.2 million, respectively. Collateral is usually not required from customers as a condition of sale.
Revenue recognition—The Company recognizes revenue for the Electrical and Industrial Products and Services Segment upon transfer of title and risk to customer or based upon the percentage of completion method of accounting for electrical products built to customer specifications and services under long-term contracts. We typically recognize revenue for the Galvanizing Services Segment at completion of the service unless we specifically agree with the customer to hold its material for a predetermined period of time after the completion of the galvanizing process and, in that circumstance, we invoice and recognize revenue upon shipment. Customer advanced payments presented in the balance sheets arise from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion. Contract costs include direct labor and material and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred.

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
Property, plant and equipment—For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Buildings and structures	10-25 years
Machinery and equipment	3-15 years
Furniture and fixtures	3-15 years
Automotive equipment	3 years
Computers and software	3 years
Maintenance and repairs are charged to expense as incurred; renewals and betterments that significantly extend the useful life of the asset are capitalized.
Long-lived assets, intangible assets and goodwill—Purchased intangible assets included on the balance sheets are comprised of customer lists, backlogs, engineering drawings and non-compete agreements. Such intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from two to nineteen years. The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than their carrying amount. In those situations, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset’s fair value. For goodwill, the Company performs an annual impairment test on December 31st each year or as indicators are present. The test is calculated using the anticipated future cash flows after tax from our operating segments. Based on the present value of the future cash flows, we determine whether impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies. As of February 28, 2014, no impairment of long-lived assets, intangible assets or goodwill was determined.
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

Financial instruments—Fair value is an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Hierarchy Levels 1, 2, or 3 are terms for the priority of inputs to valuation techniques used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs other than quoted prices included with Level 1 that are directly or indirectly observable for the asset or liability. Hierarchy Level 3 inputs are inputs that are not observable in the market.

The Company’s financial instruments consist of cash and cash equivalents and long-term debt. Our financial instruments are presented at fair value in our consolidated balance sheets, with the exception of our outstanding Senior Notes. For fiscal 2014 and 2013 the fair value of our senior outstanding notes, as described in Note 10 to the Consolidated Financial Statements, was approximately $222.2 million and $224.1 million, respectively. These fair values were determined using the discounted cash flow at the market rate as well as the applicable market interest rates classified as Level 2 inputs. During fiscal 2014 a principal payment was made in the amount of $14.3 million related to the $100.0 million unsecured Senior Notes due March 31, 2018, which accounts for a portion of the decrease in fair value for the compared periods in conjunction with lower market interest rates.
Derivative financial instruments—From time to time, the Company uses derivatives to manage interest rate risk. The Company’s policy is to use derivatives for risk management purposes only, which includes maintaining the ratio between the Company’s fixed and floating rate debt obligations that management deems appropriate, and prohibits entering into such contracts for trading purposes. The Company enters into derivatives only with counterparties (primarily financial institutions) which have substantial financial wherewithal to minimize credit risk. As the result of the recent global financial crisis, a number of financial institutions have failed or required government assistance, and counterparties considered substantial may develop credit risk. The amount of gains or losses from the use of derivative financial instruments has not been and is not expected to be material to the Company’s consolidated financial statements. As of February 28, 2014, the Company had no derivative financial instruments.

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
The following is a roll-forward of amounts accrued for warranties (in thousands):

Balance at February 28, 2011	$2,486
Warranty costs incurred	(2,394)
Additions charged to income	1,578
Balance at February 29, 2012	$1,670
Warranty costs incurred	(2,026)
Additions charged to income	2,429
Balance at February 28, 2013	$2,073
Warranty costs incurred	(2,246)
Additions charged to income	1,511
Balance at February 28, 2014	$1,338
Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.
On January 21, 2011, we entered into a Note Purchase Agreement, (the “2011 Agreement”) and incurred fixed rate, long-term indebtedness of $125.0 million in relation to the 2011 Agreement. See Note 10 to the Consolidated Financial Statements. In anticipation of the issuance of Senior Notes thereunder, we entered into a treasury lock hedging transaction with Bank of America Merrill Lynch (BAML) in order to eliminate the variability of cash flows on the forecasted fixed rate coupon of the debt during the pre-issuance period. The hedging transaction settled during the Company’s third fiscal quarter of fiscal 2011, and the Company received a payment from BAML in the amount of $0.8 million resulting therefrom. The notional value of the hedge was $75.0 million and qualified for hedge accounting as a cash flow hedge. The gain on the settlement was recorded as a component of Accumulated Other Comprehensive Income and will be amortized to interest expense over the life of the 10 year loan. Amortization for interest expense was recorded in the amount of $0.1 million for fiscal 2012, 2013 and 2014.
Accumulated other comprehensive income also includes foreign currency translation adjustments from our foreign subsidiaries consisting of Aquilex SRO, AZZ Trading (Shanghai), Blenkhorn and Sawle, Galvan, Galvcast and G3.
Foreign Currency Translation—The local currency is the functional currency for the Company’s foreign operations. Related assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet date, and revenues and expenses are translated at weighted-average exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included in accumulated other comprehensive income (loss).
Long-Term Contingent Liability— In connection with our acquisition of NLI, we may be obligated to make an additional payment of up to $20.0 million based on the future financial performance of the NLI business. The net present value of this additional payment, which is subject to the terms and conditions of the asset purchase agreement we entered into in connection with this acquisition was $9.1 million as of February 28, 2014, and is reflected as a long-term liability. The net present value was calculated by determining a probability of potential payout which was then discounted by the cost of money over the life of the agreement. The change in fair value of the liability from the acquisition date to the end of fiscal 2014 of $0.8 million was charged to operations. The fair value measurement of the liability is considered to be Level 3 according to the fair value hierarchy.

2.    Inventories
Inventories (net) consisted of the following:

	2014	2013
	(In thousands)
Raw materials	$64,817	$47,189
Work-in-process	39,781	32,041
Finished goods	2,983	3,101
	$107,581	$82,331
3.    Costs and estimated earnings on uncompleted contracts
Costs and estimated earnings on uncompleted contracts consisted of the following:

	2014	2013
	(In thousands)
Costs incurred on uncompleted contracts	$158,224	$56,499
Estimated earnings	65,063	27,275
	223,287	83,774
Less billings to date	199,083	72,666
	$24,204	$11,108
The amounts noted above are included in the accompanying consolidated balance sheets under the following captions:

	2014	2013
	(In thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$27,222	$12,878
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,018)	(1,770)
	$24,204	$11,108

4.    Other accrued liabilities
Other accrued liabilities consisted of the following:

	2014	2013
	(In thousands)
Accrued interest	$3,415	$2,981
Tenant improvements	984	1,222
Accrued warranty	1,338	2,073
Commissions	1,259	2,452
Personnel Expenses	5,579	3,461
Group medical insurance	1,858	1,400
Other	2,722	1,222
	$17,155	$14,811

5.    Employee benefit plans
The Company has a trustee profit sharing plan and 401(k) plan covering substantially all of its employees. Under the provisions of the plan, the Company contributes amounts as authorized by the Board of Directors. Total contributions to the profit sharing plan, which included the Company’s 401(k) matching, were $10.5 million for fiscal 2014, $10.5 million for fiscal 2013 and $7.1 million for fiscal 2012.

6.    Income taxes
Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability are as follows:

	2014	2013
	(In thousands)
Deferred income tax assets:
Employee related items	$4,314	$3,179
Inventories	836	717
Accrued warranty	508	782
Accounts receivable	235	377
Net operating loss carry forward	475	1,640
Other	1,433	921
Total deferred income tax assets	$7,801	$7,616
Deferred income tax liabilities:
Depreciation methods and property basis differences	$(19,820)	$(18,352)
Other assets and tax-deductible goodwill	(19,615)	(18,051)
Total deferred income tax liabilities	(39,435)	(36,403)
Net deferred income tax liabilities	$(31,634)	$(28,787)

 The provision for income taxes consists of:

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014	2013	2012

Income (loss) before income taxes:
Domestic	$83,495	$92,334	$65,054
Foreign	10,416	2,035	(1,413)
Income before income taxes	$93,911	$94,369	$63,641
Current provision:
Federal	$28,901	$26,330	$16,717
Foreign	1,903	(2,600)	159
State and Local	4,381	4,137	3,595
Total current provision for income taxes	$35,186	$27,866	$20,470
Deferred provision (benefit):
Federal	$(2,143)	$2,024	$3,646
Foreign	1,230	3,455	(1,330)
State and Local	41	568	119
Total deferred provision for income taxes	$(871)	$6,047	$2,435
Total provision for income taxes	$34,314	$33,913	$22,905

Net Operating Loss Carryforward:
The following table summarizes the tax impact for Net Operating Loss Carryforwards:

	2014	2013
	(In thousands)
Oklahoma	$330	$412
Canada	$145	$1,228
At February 28, 2014, the Company has approximately $5.6 million of net operating loss carryforwards for state income tax purposes that will begin to expire in 2025, as well as approximately $0.6 million of net operating loss for Canada income tax purposes that will begin to expire in 2029.
A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows:

	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
Expenses not deductible for tax purposes	3.9	0.2	0.3
State income taxes, net of federal income tax benefit	4.7	3.1	3.6
Benefit of Section 199 of the Code, manufacturing deduction	(6.5)	(2.6)	(2.8)
Other	(0.6)	0.2	(0.1)
Effective income tax rate	36.5%	35.9%	36.0%

Deferred taxes had not been provided on the Accumulated Foreign Currency Translation Adjustment relating to the Company’s foreign subsidiaries amounting to $11.4 million as of February 28, 2014 as the Company considers the unremitted earnings of its foreign subsidiaries to be indefinitely reinvested.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Goodwill and intangible assets
Goodwill is not amortized but is subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

Changes in goodwill by segment during the year are as follows:

Segment	March 1, 2013	Acquisitions	Foreign Exchange Translation	February 28, 2014
	(In thousands)
Galvanizing Services	$96,735	$—	$(2,004)	$94,731
Electrical and Industrial Products and Services	75,151	109,636	(962)	183,825
Total	$171,886	$109,636	$(2,966)	$278,556

Segment	March 1, 2012	Acquisitions	Foreign Exchange Translation	February 28, 2013
	(In thousands)
Galvanizing Services	$78,053	$19,923	$(1,241)	$96,735
Electrical and Industrial Products and Services	43,331	32,323	(503)	75,151
Total	$121,384	$52,246	$(1,744)	$171,886
The Company completes its annual impairment analysis of goodwill on December 31st of each year. As a result, the Company determined that there was no impairment of goodwill.
Intangible assets consisted of the following:

	2014	2013
	(In thousands)
Amortizable intangible assets
Customer related intangibles	$158,913	$81,110
Non-compete agreements	5,037	5,219
Trademarks	5,110	5,169
Technology	7,400	—
Certifications	232	253
Engineering drawings	24,600	24,600
Backlog	8,440	8,514
	209,732	124,865
Less accumulated amortization	(39,300)	(21,440)
	$170,432	$103,425

     Accumulated amortization related to customer related intangibles and non-compete agreements was $20.0 million and $3.7 million, respectively, at February 28, 2014, and $11.6 million and $3.4 million, respectively, at February 28, 2013.

The Company recorded amortization expenses for fiscal 2014, 2013 and 2012 in the amount of $18.2 million, $10.0 million and $3.7 million, respectively. The following table projects the estimated amortization expense for the five succeeding fiscal years and thereafter.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)
2015	$17,840
2016	15,560
2017	15,293
2018	14,665
2019	13,984
Thereafter	93,090
Total	$170,432

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
The following table sets forth the computation of basic and diluted earnings per share:

	2014	2013	2012
	(In thousands, except share and per share amounts)
Numerator:
Net income for basic and diluted earnings per common share	$59,597	$60,456	$40,736
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,514,387	25,320,147	25,131,754
Effect of dilutive securities:
Employee and Director stock awards	179,081	240,447	230,366
Denominator for diluted earnings per common share	25,693,468	25,560,594	25,362,120
Earnings per share basic and diluted:
Basic earnings per common share	$2.34	$2.39	$1.62
Diluted earnings per common share	$2.32	$2.37	$1.61
Stock appreciation rights of approximately 113,887 for fiscal year 2014 were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive. There were zero stock options or stock appreciation rights outstanding with exercise prices greater than the average market price of common shares for fiscal 2013 or fiscal 2012.

9.    Stock compensation
The Company has one share-based compensation plan (the “Plan”). The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, stock appreciation rights and options to purchase common stock of the Company. The maximum number of shares that may be issued under the Plan is 5,000,000 shares. As of February 28, 2014, the Company had approximately 588,491 shares reserved for future issuance under the Plan.
Restricted Stock Unit Awards
Restricted stock unit awards are valued at the market price of our common stock on the grant date. These awards generally have a three year cliff vesting schedule but may vest early in accordance with the Plan’s accelerated vesting provisions.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in our non-vested restricted stock unit awards for the year ended February 28, 2014 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 28, 2013	109,430	$20.73
Granted	49,843	45.04
Vested	(88,921)	20.01
Forfeited	—	—
Non-Vested Balance as of February 28, 2014	70,352	$45.96
The total fair value of restricted stock units vested during fiscal years 2014, 2013, and 2012 was $1.9 million, $0.5 million and $0.1 million, respectively. For fiscal years ended 2014, 2013 and 2012, there were 70,352, 109,430 and 122,450, respectively, of non vested restricted stock units outstanding with weighted average grant date fair values of $45.96, $20.73 and $13.89, respectively.
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

A summary of the Company’s stock appreciation rights and option awards activity for the three years ended February 28, or 29, as applicable, were as follows:

	2014		2013		2012
	Options/ SAR’s	Weighted Average Exercise Price	Options/ SAR’s	Weighted Average Exercise Price	Options/ SAR’s	Weighted Average Exercise Price
Outstanding at beginning of year	439,863	$19.12	573,000	$15.46	831,518	$14.14
Granted	116,032	45.20	118,107	25.77	193,132	20.91
Exercised	(159,721)	19.19	(251,240)	13.84	(413,814)	15.10
Forfeited	—	—	(4)	2.11	(37,836)	19.88
Outstanding at end of year	396,174	$26.64	439,863	$19.12	573,000	$15.46
Exercisable at end of year	153,343	$15.32	115,395	$13.14	123,090	$12.11
Weighted average fair value for the fiscal year indicated of options and SARs granted during such year		$13.68		$8.81		$7.74
The average remaining contractual term for those options/stock appreciation rights outstanding at the end of fiscal 2014 was 4.38 years, with an aggregate intrinsic value of $17.6 million. The average remaining contractual terms for those options/ stock appreciation rights that were exercisable as of the end of fiscal 2014 was 3.01 years, with an aggregate intrinsic value of $6.8 million. During fiscal 2014, the intrinsic value of options/stock appreciation rights exercised was $3.6 million.
The following table summarizes additional information about stock options and stock appreciation rights outstanding at February 28, 2014.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Range of Exercise Prices	Total Options/ SAR’s	Average Remaining Life	Weighted Average Exercise Price	Options / SAR’s Currently Exercisable	Weighted Average Exercise Price
$9.06	51,832	2.00	$9.06	51,832	$9.06
$15.84	60,259	3.00	$15.84	60,259	$15.84
$20.91	83,874	4.00	$20.91	29,004	$20.91
$25.67	84,329	5.00	$25.67	11,584	$25.67
$31.76	1,993	5.00	$31.76	664	$31.76
$45.36	69,477	6.00	$45.36	—	$—
$45.26	40,000	6.00	$45.26	—	$—
$42.08	2,226	6.00	$42.08	—	$—
$46.43	759	6.00	$46.43	—	$—
$39.65	1,425	6.00	$39.65	—	$—
$ 9.06 - $45.36	396,174	4.38	$26.64	153,343	$15.32
Employee Stock Purchase Plan
The Company also has an employee stock purchase plan which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months. On the first day of an offering period (the enrollment date) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option pricing model. Common shares estimated to be issued under each offering for fiscal 2014, 2013 and 2012 was 47,982, 76,047 and 31,106 shares, respectively.
Assumptions used in the Black-Scholes option pricing model for the past three fiscal years were as follows for all stock appreciation rights plans and employee stock purchase plans:

	2014	2013	2012
Expected life in years	2 – 4.5	2 – 5	2 – 5
Expected dividend yield	1.21% – 1.33%	1.73% - 2.00%	2.27% – 2.39%
Expected price volatility	36.34% – 41.60%	45.00% - 47.50%	46.86% – 48.85%
Risk-free interest rate	0.42 – 1.46	0.29 - 0.59	3.39 – 3.51
Directors Grants
During fiscal 2012 and fiscal 2013 the Company granted each of its seven independent directors 1,000 shares of the Company’s common stock which subsequently split 2 for 1. In fiscal 2014, each of its seven independent director were granted 2,000 shares of the Company’s common stock. These common stock grants were valued at $36.70, $32.51 and $25.42 per share for fiscal 2014, 2013 and 2012, respectively, which was the market price of our common stock on the grant date.
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows:

Year Ended February 28 or 29,	2014	2013	2012
Compensation Expense	$3,703,407	$3,175,050	$2,927,917
Income tax benefits	$1,296,193	$1,111,268	$1,024,771
Unrecognized compensation cost related to all the above at February 28, 2014 totaled $2.9 million. These costs are expected to be recognized over a weighted period of 2.49 years.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash received from stock options exercised for the years ended February 28 or 29, 2014, 2013 and 2012 was $0, $0, and $0, respectively. The actual tax benefit realized for tax deductions from options exercised each of these years totaled $1.6 million, $1.3 and $0.2 million, respectively.
The Company’s policy is to issue shares required under these plans from the Company’s treasury shares or from the Company’s authorized but unissued shares. The Company has no formal or informal plan to repurchase shares on the open market to satisfy these requirements.

10.    Long-term debt

Long-term debt consisted of the following:	2014	2013
	(In thousands)
Senior Notes, due in balloon payment in January 2021	$125,000	$125,000
Senior Notes, due in annual installments of $14,285,714 beginning in March 2012 through March 2018	$71,428	$85,714
Term Note, due in quarterly installments beginning in June 2013 through March 2018	$72,188	$—
Revolving line of credit with bank	$137,000	$—
Total Long Term Debt	$405,616	$210,714
Less amount due within one year	$(20,848)	$(14,286)
	$384,768	$196,429
On May 25, 2006, we entered into the Second Amended and Restated Credit Agreement (as subsequently amended, the “Previous Credit Agreement”) with Bank of America, N.A. (“Bank of America”). The Previous Credit Agreement provided for a $125.0 million unsecured revolving line of credit maturing on October 1, 2017. The Previous Credit Agreement was used to provide for working capital needs, capital improvements, future acquisitions and letter of credit needs, and was terminated on March 27, 2013.
On March 27, 2013, we entered into a new Credit Agreement (the “Credit Agreement”) with Bank of America and other lenders. The Credit Agreement replaced the Previous Credit Agreement and provides for a $75.0 million term facility and a $225.0 million revolving credit facility that includes a $75.0 million “accordion” feature. The Credit Agreement is used to provide for working capital needs, capital improvements, future acquisitions and letter of credit needs.
Interest rates for borrowings under the Credit Agreement are based on either a Eurodollar Rate or a Base Rate plus a margin ranging from 1.0% to 2.0% depending on our Leverage Ratio. The Eurodollar Rate is defined as LIBOR for a term equivalent to the borrowing term (or other similar interbank rates if LIBOR is unavailable). The Base Rate is defined as the highest of the applicable Fed Funds rate plus 0.50%, the Prime rate, or the Eurodollar Rate plus 1.0% at the time of borrowing. The Credit Agreement also carries a Commitment Fee ranging from 0.20% to 0.30% per annum, depending on our Leverage Ratio.
The $75.0 million term facility requires quarterly principal and interest payments commencing on June 30, 2013 and matures on March 27, 2018, at which time the Credit Agreement matures.
The Credit Agreement provides various financial covenants requiring us, among other things, to a) maintain on a consolidated basis net worth equal to at least the sum of $230.0 million, plus 50.0% of future net income, b) maintain on a consolidated basis a Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.25:1.0, c) maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.75:1.0 and d) not to make Capital Expenditures (as defined in the Credit Agreement) on a consolidated basis in an amount in excess of $60.0 million during the fiscal year ended February 28, 2014 and $50.0 million during any subsequent year.
At February 28, 2014, we had $137.0 million of outstanding debt against the revolving credit facility provided and letters of credit outstanding in the amount of $18.5 million, which left approximately $69.5 million of additional credit available under the Credit Agreement.
On March 31, 2008, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which the Company issued $100.0 million aggregate principal amount of its 6.24% unsecured Senior Notes (the “2008 Notes”) due March 31, 2018 through a private placement (the “2008 Note Offering”). Pursuant to the Note Purchase Agreement, the Company’s payment obligations with respect to the 2008 Notes may be accelerated upon any Event of Default, as defined in the Note Purchase Agreement.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the 2008 Note Offering, the Company obtained the consent of Bank of America to the 2008 Note Offering and the agreement of Bank of America that the 2008 Note Offering will not constitute a default under the Credit Agreement.
The Company entered into the 2011 Agreement, pursuant to which the Company issued $125.0 million aggregate principal amount of its 5.42% unsecured Senior Notes (the “2011 Notes”), due in January of 2021, through a private placement (the “2011 Note Offering”). Pursuant to the 2011 Agreement, the Company’s payment obligations with respect to the 2011 Notes may be accelerated under certain circumstances. In connection with the 2011 Note Offering, the Company obtained the consent of Bank of America to the 2011 Note Offering and the agreement of Bank of America that the 2011 Note Offering will not constitute a default under the Previous Credit Agreement.
The 2008 Notes and the 2011 Notes each provide for various financial covenants requiring us, among other things, to a) maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50.0% of future net income; b) maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00; c) maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Note Purchase Agreement) of at least 2.0:1.0; d) not at any time permit the aggregate amount of all Priority Indebtedness (as defined in the Note Purchase Agreement) to exceed 10.0% of Consolidated Net Worth (as defined in the Note Purchase Agreement).
As of February 28, 2014, the Company is in compliance with all of its debt covenants.
On October 28, 2011, the Company entered into a Private Shelf Agreement by and among the Company, Prudential Investment Management, Inc. (“Prudential”) and the other purchasers identified therein (the “Private Shelf Agreement”), pursuant to which the Company may issue and sell, through one or more private placement transactions, up to $100.0 million aggregate principal amount of Senior Notes (the “Shelf Notes”) with interest rates to be agreed upon by the Company and Prudential immediately prior to each issuance and sale of Shelf Notes (each, a “Note Offering” and together, the “Note Offerings”). Pursuant to the Private Shelf Agreement, the Company's payment obligations with respect to the Shelf Notes may be accelerated upon any Event of Default, as defined in the Private Shelf Agreement. Under the terms of the Credit Agreement, undertaking the Note Offerings will not otherwise constitute a default under the Credit Agreement. We have not undertaken any Note Offerings under the Private Shelf Agreement.
Maturities of long-term debt are as follows:

(In thousands)
2015	$20,848
2016	21,786
2017	23,192
2018	16,629
2019	198,161
Thereafter	125,000
Total	$405,616

 11.    Operating segments
The Company has two reportable segments: (1) Electrical and Industrial Products and Services and (2) Galvanizing Services. Our Electrical and Industrial Products and Services Segment is a manufacturer of specialty equipment focusing on safe and reliable transmission of power from generation sources to end customers and a service provider that ensures the safety and reliability of critical infrastructure in the energy markets worldwide. Our products include custom switchgear, electrical enclosures, medium and high voltage bus ducts, explosion proof and hazardous duty lighting and tubular products. We are the leading third party supplier of safety related equipment for the nuclear industry. Our service offering focuses on extension of life cycle for the power generation, refining and industrial infrastructure, through automated weld overlay solutions for corrosion and erosion mitigation. Our Galvanizing Services Segment provides hot dip galvanizing services to the steel fabrication industry through facilities located throughout the United States and Canada. Hot dip galvanizing is a metallurgical process by which molten zinc is applied to a customer’s material. The zinc alloying renders a corrosive resistant coating enhancing the life of the material for up to 50 years.

Information regarding operations and assets by segment was as follows:

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014	2013	2012
Net sales:	(In thousands)
Electrical and Industrial Products and Services	$416,106	$233,555	$189,192
Galvanizing Services	335,618	337,039	279,920
	$751,723	$570,594	$469,112
Segment Operating income (a):
Electrical and Industrial Products and Services	$45,866	$34,228	$25,772
Galvanizing Services	91,983	87,807	72,964
Total Segment Operating Income	137,849	122,035	98,736
General corporate expenses (b)	32,553	23,706	21,636
Interest expense	18,407	13,073	13,939
Other (income) expense, net (c)	(7,022)	(9,113)	(480)
	43,938	27,666	35,095
Income before income taxes	$93,911	$94,369	$63,641
Depreciation and amortization:
Electrical and Industrial Products and Services	$19,959	$8,587	$3,317
Galvanizing Services	22,009	19,501	17,783
Corporate	1,337	1,275	1,495
	$43,305	$29,363	$22,595
Expenditures for acquisitions, net of cash, and property, plant and equipment:
Electrical and Industrial Products and Services	$284,514	$79,513	$3,161
Galvanizing Services	33,281	81,604	43,298
Corporate	1,378	864	688
	$319,173	$161,981	$47,147
Total assets:
Electrical and Industrial Products and Services	$540,216	$260,874	$143,208
Galvanizing Services	378,358	370,142	309,808
Corporate	34,679	63,189	153,759
	$953,253	$694,205	$606,775
Goodwill:
Electrical and Industrial Products and Services	$183,825	$75,151	$43,331
Galvanizing Services	94,731	96,735	78,053
	$278,556	$171,886	$121,384

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

12.    Commitments and contingencies
Leases
The Company leases various facilities under non-cancelable operating leases with initial terms in excess of one year. As of February 28, 2014, the future minimum payments required under these operating leases are summarized in the below table. Rental expense for real estate and personal property was approximately $6.3 million, $7.8 million and $6.7 million for fiscal years 2014, 2013 and 2012, respectively, and includes all short-term as well as long-term rental agreements.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the Company’s operating leases payments for the next five years and thereafter.

(In thousands)
2015	$6,277
2016	5,261
2017	4,913
2018	4,131
2019	2,919
Thereafter	3,965
Total	$27,466
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
In the Galvanizing Services Segment, the Company utilizes contracts with our zinc suppliers that include fixed cost contracts to guard against rising zinc prices. The Company also secures firm pricing for natural gas supplies with individual utilities when possible. There is no contracted volume purchase commitments associated with the natural gas agreements. Management believes these agreements ensure adequate supplies and partially offset exposure to commodity price escalation.
We have no contracted commitments for any other commodity items including steel, aluminum, natural gas, cooper, zinc, nickel based alloys or any other commodity, except for those entered into under the normal course of business.
Other
At February 28, 2014, the Company had outstanding letters of credit in the amount of $18.5 million. These letters of credit were issued to customers in our Electrical and Industrial Products and Services Segment to cover insurance reserves and any potential warranty costs and issued in lieu of performance and bid bonds. In addition, as of February 28, 2014, a warranty reserve in the amount of $1.3 million has been established to offset any future warranty claims.

The Company has been named as a defendant in certain lawsuits in the normal course in business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on our financial position or results of operations.

 13.    Quarterly financial information, Unaudited (in thousands, except per share amounts)

	Quarter ended
	May 31, 2013	August 31, 2013	November 30, 2013	February 28, 2014
Net sales	$183,175	$189,782	$197,755	$181,011
Segment operating income	38,746	36,978	33,169	28,955
Net income	14,547	16,363	18,445	10,242
Basic earnings per common share	0.27	0.95	0.72	0.42
Diluted earnings per common share	0.26	0.94	0.72	0.42

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter ended
	May 31, 2012	August 31, 2012	November 30, 2012	February 28, 2013
Net sales	$127,143	$153,385	$149,675	$140,391
Gross profit	37,866	43,312	45,003	37,992
Net income	15,986	15,873	15,364	13,233
Basic earnings per common share	0.63	0.63	0.61	0.52
Diluted earnings per common share	0.63	0.62	0.60	0.52

14.    Acquisitions
On March 29, 2013, we completed our acquisition of all of the equity securities of Aquilex Specialty Repair and Overhaul LLC, a Delaware limited liability company (“Aquilex SRO”), pursuant to the terms of the Securities Purchase Agreement dated February 22, 2013 (the “Purchase Agreement”). Aquilex SRO provides the energy industry with specialty repair and overhaul solutions designed to improve mechanical integrity and extend component life. Aquilex SRO offers services to a diverse base of blue-chip customers in the nuclear, fossil power, refining, chemical processing, pulp and waste-to-energy industries, serving clients that place a high value on reliability, quality and safety. Aquilex SRO’s offering is differentiated through advanced proprietary tooling and process technologies delivered by a uniquely skilled specialized workforce. The acquisition is part of our strategy to expand our offerings in the Electrical and Industrial Products and Services Segment to enhance our presence in the power generation market. The Purchase Agreement provided for AZZ's acquisition of all equity securities of Aquilex SRO for cash consideration in the amount of $275.7 million, which was comprised of $271.8 million as cash paid at closing and $3.9 million subsequently paid in connection with a purchase price adjustment based on working capital pursuant to the Purchase Agreement.

Under the acquisition method of accounting, the total purchase price was allocated to Aquilex SRO’s net identifiable assets based on their estimated fair values as of March 29, 2013, the date on which AZZ acquired control of Aquilex SRO through cash purchase. The excess of the purchase price over the net identifiable assets was recorded as goodwill. The following table summarizes the estimated fair value of the assets acquired and liabilities of Aquilex SRO assumed at the date of acquisition:

($ in thousands)
Current Assets	$78,619
Property and Equipment	27,669
Intangible Assets	87,100
Goodwill	109,636
Other Assets	205
Total Assets Acquired	303,229
Current Liabilities	(27,527)
Net Assets Acquired	$275,702

All of the $87.1 million of intangible assets acquired are assigned to customer related intangibles and technology. The goodwill recorded in connection with the acquisition is primarily attributable to a larger geographic footprint and also synergies expected to arise. These intangible assets are being amortized over 14 years for customer related intangibles, 19 years for tradenames and 3-9 years for technology on a straight line basis. Goodwill of $109.6 million arising from the acquisition has been allocated to the Electrical and Industrial Products and Services Segment and will not be deductible for income tax purposes. During fiscal 2014, we expensed $5.4 million in acquisition costs related to the acquisition of Aquilex SRO.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASSET	LIFE

Technology	3-9 years
Customer Related Intangibles	14 years
Tradename	19 years

The following unaudited pro forma information assumes that the acquisition of Aquilex SRO took place on March 1, 2011 for the income statements for the years ended February 28, 2014, and February 28, 2013.

	February 28, 2014	February 28, 2013
	(Unaudited) (In thousands, except for per share amounts)
Net Sales	$774,818	$783,126
Net Income	$60,080	$58,372
Earnings Per Common Share
Basic Earnings Per Share	$2.35	$2.31
Diluted Earnings Per Share	$2.34	$2.28
On January 2, 2013, we acquired G3 Galvanizing Limited ("G3"), a galvanizing operation in Halifax, Nova Scotia. This acquisition is part of the stated AZZ strategy to continue the geographic expansion of its served markets that should provide a basis for continued growth of the Galvanizing Services Segment of AZZ. The purchase price paid in connection with the asset purchase was $12.0 million and the assumption of $3.1 million in liabilities. Goodwill of $4.2 million resulting from the acquisition has been allocated to the Galvanizing Services Segment and will not be deductible for tax purposes. The goodwill recorded in connection with the acquisition is primarily attributable to a larger geographic footprint and also reflects the synergies that are expected to arise. During fiscal 2013, we expensed $0.5 million in acquisition costs related to the acquisition of G3.
On October 1, 2012, we completed the acquisition of substantially all of the assets of Galvcast Manufacturing Inc. (“Galvcast”), a Canadian galvanizing company with operations in Ontario, and certain real property owned by an affiliate of Galvcast. The purchase price paid in connection with the asset purchase was $48.0 million and the assumption of approximately $0.9 million in liabilities. Goodwill of $15.7 million resulting from the acquisition has been allocated to the Galvanizing Services Segment and 75% of the goodwill will be deductible for tax purposes. The goodwill recorded in connection with the acquisition is primarily attributable to a larger geographic footprint and also reflects the synergies that are expected to arise. This acquisition was made to compliment and expand our existing geographic Canadian footprint. During fiscal 2013, we expensed $0.3 million in acquisition costs related to the acquisition of Galvcast.
On June 1, 2012, we completed the acquisition of substantially all of the assets of Nuclear Logistics Incorporated (“NLI”). The purchase price paid in connection with the asset purchase was $77.0 million, net of cash acquired, along with the assumption of certain liabilities and the payoff of $3.8 million of notes payable at closing. In connection with our acquisition of NLI, we may be obligated to make an additional payment of up to $20.0 million based on the future financial performance of the NLI business. However, based on current performance, we estimate the payment will be $10.0 million and is payable in 2017. We have recorded this liability at its net present value of $9.1 million as of February 28, 2014, which is subject to the terms and conditions of the asset purchase agreement we entered into in connection with the acquisition, and is reflected as a long-term liability. The net present value was calculated by determining a probability of potential payout which was then discounted by the cost of money over the life of the agreement. The pre-acquisition customer base of AZZ is essentially the same customer base utilized by NLI. During fiscal 2013, we expensed $0.9 million in acquisition costs related to the acquisition of NLI.
On February 1, 2012, we completed the acquisition of substantially all of the assets of Galvan Metal, Inc. ("Galvan"), including a galvanizing plant located in Montreal, Quebec and related equipment and supplies. The purchase price for this transaction was $29.1 million ($27.4 million net of cash acquired on hand at Galvan of $1.7 million). As of February 29, 2012, we had expensed $0.5 million in acquisition costs related to the Galvan acquisition. This acquisition was made to expand our galvanizing services geographic footprint internationally.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma information assumes that the acquisition of NLI took place on March 1, 2011 for the income statements for the years ended February 28, 2013 and February 29, 2012.

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
On February 1, 2012, we completed our acquisition of substantially all of the assets of Galvan Metal, Inc. ("Galvan"), including a galvanizing plant located in Montreal, Quebec and related equipment and supplies. The purchase price for this transaction was $29.1 million ($27.4 million net of cash acquired on hand at Galvan of $1.7 million). As of February 29, 2012, we had expensed $0.5 million in acquisition costs related to the Galvan acquisition. This acquisition was made to expand our galvanizing services geographic footprint internationally.

15.    Subsequent Events

None.

Schedule II
AZZ incorporated
Valuation and Qualifying Accounts and Reserves
(In thousands)

	Year Ended
	February 28, 2014	February 28, 2013	February 29, 2012
Allowance for Doubtful Accounts
Balance at Beginning of year	$1,000	$898	$720
Additions (reductions) charged or credited to income	(116)	446	361
Balances written off, net of recoveries	(294)	(344)	(183)
Other	1,184	—	—
Effect of exchange rate	(30)	—	—
Balance at end of year	$1,744	$1,000	$898

 Index to Exhibits as Required By Item 601 of Regulation S-K.

3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).
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

3(4)	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report on Form 10-Q filed by Registrant for the quarter ended August 31, 2000).
3(5)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report on Form 8-K filed by the Registrant on November 27, 2007).
3(6)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report on Form 8-K filed by the Registrant on April 3, 2009).
3(7)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report on Form 8-K filed by the Registrant on April 8, 2014).
4	Form of Stock Certificate for the Company’s $1.00 par value Common Stock (incorporated by reference to the Quarterly Report on Form 10-Q filed by Registrant August 31, 2000).
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

10(33)
Employment Agreement by and between AZZ incorporated and Tom Ferguson, dated as of November 4, 2013 (incorporated by reference to the Exhibit 10(1) to the Current Report on Form 8-K filed by the Registrant on November 7, 2013).

10(34)
Change in Control Agreement by and between AZZ incorporated and Tom Ferguson, dated as of November 4, 2013 (incorporated by reference to the Exhibit 10(2) to the Current Report on Form 8-K filed by the Registrant on November 7, 2013).

10(35)
Employment Agreement by and between AZZ incorporated and Paul Fehlman, dated as of February 24, 2014 (incorporated by reference to the Exhibit 10(1) to the Current Report on Form 8-K filed by the Registrant on February 27, 2014).

10(36)
Change in Control Agreement by and between AZZ incorporated and Paul Fehlman, dated as of February 24, 2014 (incorporated by reference to the Exhibit 10(2) to the Current Report on Form 8-K filed by the Registrant on February 27, 2014).

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