Form 10-Q
period 2014-05-31
AZZ INC
filed 2014-06-27
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at May 31, 2014:
Common Stock, $1.00 par value per share	25,650,270

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	5/31/2014	2/28/2014
	(Unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$25,647,673	$27,564,533
Accounts Receivable (Net of Allowance for Doubtful Accounts of $1,472,138 as of May 31, 2014 and $1,744,321 as of February 28, 2014)	131,226,689	116,127,857
Inventories:
Raw Material	65,925,226	64,817,203
Work-In-Process	45,413,581	39,780,782
Finished Goods	2,912,068	2,982,860
Costs and Estimated Earnings In Excess of Billings On Uncompleted Contracts	31,618,788	27,221,952
Deferred Income Taxes	14,587,755	7,800,738
Prepaid Expenses and Other	12,597,611	9,884,798
Total Current Assets	329,929,391	296,180,723
Property, Plant and Equipment, Net	197,416,406	197,639,229
Goodwill	279,735,091	278,556,040
Intangibles and Other Assets, Net	176,458,606	180,877,043
	$983,539,494	$953,253,035
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts Payable	$52,986,174	$38,832,557
Income Tax Payable	7,435,522	5,358,594
Accrued Salaries and Wages	11,697,417	17,759,777
Other Accrued Liabilities	18,604,161	17,155,430
Customer Advance Payments	33,048,627	33,733,099
Profit Sharing	8,933,326	7,310,000
Debt Due Within One Year	21,785,714	20,848,214
Billings In Excess of Costs and Estimated Earnings On Uncompleted Contracts	3,514,832	3,018,379
Total Current Liabilities	158,005,773	144,016,050
Accrued Liabilities Due After One Year	9,120,723	9,120,723
Debt Due After One Year	378,607,143	384,767,857
Deferred Income Taxes	45,864,821	39,435,143
Shareholders’ Equity:
Common Stock, $1 Par Value, Shares Authorized 100,000,000 (25,650,270 Shares at May 31, 2014 and 25,577,205 Shares at February 28, 2014)	25,650,270	25,577,205
Capital In Excess of Par Value	23,580,488	21,954,777
Retained Earnings	350,735,426	339,399,556
Accumulated Other Comprehensive Loss	(8,025,150)	(11,018,276)
Total Shareholders’ Equity	391,941,034	375,913,262
	$983,539,494	$953,253,035
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	5/31/2014	5/31/2013
	(Unaudited)	(Unaudited)
Net Sales	$216,126,392	$183,174,619
Cost of Sales	160,737,654	132,459,556
Gross Margin	55,388,738	50,715,063

Selling, General and Administrative	27,541,286	26,686,938
Operating Income	27,847,452	24,028,125

Interest Expense	4,208,545	4,477,687
Net Gain On Sale of Property, Plant and Equipment	(26,563)	(23,341)
Other Income - net	(31,049)	(3,828,037)
Income Before Income Taxes	23,696,519	23,401,816
Income Tax Expense	8,771,128	8,855,033
Net Income	$14,925,391	$14,546,783
Earnings Per Common Share
Basic Earnings Per Share	$0.58	$0.57
Diluted Earnings Per Share	$0.58	$0.57
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	5/31/2014	5/31/2013
	(Unaudited)	(Unaudited)
Net Income	$14,925,391	$14,546,783
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments
Unrealized Translation Gains (Losses)	3,006,686	(546,481)
Interest Rate Swap, Net of Income Tax of $7,301 and $7,301 respectively	(13,560)	(13,560)
Other Comprehensive Income (Loss)	2,993,126	(560,041)
Comprehensive Income	$17,918,517	$13,986,742
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	5/31/2014	5/31/2013
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$14,925,391	$14,546,783
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Provision For Doubtful Accounts	(196,853)	(89,887)
Amortization and Depreciation	11,537,590	10,065,220
Deferred Income Taxes	(462,376)	2,254,920
Net Gain on Sale of Property, Plant & Equipment	(26,563)	(23,341)
Amortization of Deferred Borrowing Costs	365,632	280,025
Share Based Compensation Expense	1,139,372	1,607,220
Effects of Changes In Assets & Liabilities:
Accounts Receivable	(14,591,042)	27,931,086
Inventories	(6,550,636)	(4,826,240)
Prepaid Expenses and Other	(2,688,064)	(3,318,159)
Other Assets	77,734	(4,004,609)
Net Change In Billings Related To Costs and Estimated Earnings On Uncompleted Contracts	(3,838,061)	(6,451,003)
Accounts Payable	13,938,173	412,684
Other Accrued Liabilities and Income Taxes Payable	(1,536,161)	1,493,841
Net Cash Provided By Operating Activities	12,094,136	39,878,540
Cash Flows From Investing Activities:
Proceeds From Sale Or Insurance Settlement of Property, Plant, and Equipment	33,933	28,662
Purchase of Property, Plant and Equipment	(5,854,132)	(11,607,540)
Acquisition of Subsidiaries, Net of Cash Acquired	—	(276,599,990)
Net Cash Used In Investing Activities	(5,820,199)	(288,178,868)
Cash Flows From Financing Activities:
Excess Tax Benefits From Stock Options and Stock Appreciation Rights	365,615	1,114,728
Proceeds from Revolving Loan	10,000,000	197,000,000
Payments on Revolving Loan	—	(15,000,000)
Proceeds on Long Term Debt	—	75,000,000
Payments on Long Term Debt	(15,223,214)	(14,285,714)
Debt Acquisition Costs	—	(5,880,539)
Payments of Dividends	(3,589,521)	(3,566,265)
Net Cash (Used In) Provided by Financing Activities	(8,447,120)	234,382,210
Effect of Exchange Rate Changes on Cash	256,323	(44,515)
Net Decrease In Cash & Cash Equivalents	(1,916,860)	(13,962,633)
Cash & Cash Equivalents At Beginning of Period	27,564,533	55,597,751
Cash & Cash Equivalents At End of Period	$25,647,673	$41,635,118
Supplemental Disclosures
Cash Paid For Interest	$3,497,852	$2,821,579
Cash Paid For Income Taxes	$6,485,943	$403,372
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance at February 28, 2014	25,577,205	$25,577,205	$21,954,777	$339,399,556	$(11,018,276)	$375,913,262
Stock Compensation	—	—	1,139,372	—	—	1,139,372
Restricted Stock Units	12,081	12,081	(267,311)	—	—	(255,230)
Stock Issued for SARs	25,402	25,402	(625,084)	—	—	(599,682)
Employee Stock Purchase Plan	35,582	35,582	1,013,119	—	—	1,048,701
Federal Income Tax Deducted on Stock Options and SARs	—	—	365,615	—	—	365,615
Cash Dividend Paid	—	—	—	(3,589,521)	—	(3,589,521)
Net Income	—	—	—	14,925,391	—	14,925,391
Foreign Currency Translation	—	—	—	—	3,006,686	3,006,686
Interest Rate Swap, Net of $7,301 Income Tax	—	—	—	—	(13,560)	(13,560)
Balance at May 31, 2014	25,650,270	$25,650,270	$23,580,488	$350,735,426	$(8,025,150)	$391,941,034
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation
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
We have two operating segments as defined in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014. As of March 1, 2014, our Electrical and Industrial Products and Services Segment has been given a new description. This operating segment will now be referred to as the Energy Segment to more closely align the description of the segment with the nature of its operations and served markets. There have been no changes to the underlying information reported under this operating segment however, the new description will be included in the operating results for the three months ended May 31, 2014 and 2013 and for future filings.
Presentation
The accompanying condensed consolidated balance sheet as of February 28, 2014, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2014 included in the Company’s Annual Report on Form 10-K covering such period.
Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ended February 28, 2014 is referred to as fiscal 2014.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of May 31, 2014, and the results of its operations and cash flows for the three month periods ended May 31, 2014 and 2013. These interim results are not necessarily indicative of results for a full year.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification (ASC) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for us beginning in fiscal 2018 and can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows and financial position.
In April 2014, the FASB issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The update changes the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. ASU 2014-08 is effective for a) all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years and b) all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within the annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We do not expect the adoption of ASU 2014-08 to have a significant impact on our condensed consolidated financial statements.

2.	Earnings Per Share

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended May 31,
	2014	2013
	(Unaudited) (In thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$14,925	$14,547
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,622,958	25,463,942
Effect of dilutive securities:
Employee and Director stock awards	115,808	201,390
Denominator for diluted earnings per common share	25,738,766	25,665,332
Earnings per share basic and diluted:
Basic earnings per common share	$0.58	$0.57
Diluted earnings per common share	$0.58	$0.57

3.	Stock-based Compensation
The Company has one share-based compensation plan (the “Plan”). The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, stock appreciation rights and options to purchase common stock of the Company. The maximum number of shares that may be issued under the Plan is 5,000,000 shares. As of May 31, 2014 the Company has approximately 368,012 shares available for future issuance under the Plan.

Restricted Stock Unit Awards
Restricted stock unit awards are valued at the market price of our common stock on the grant date. These awards generally have a three year cliff vesting schedule but may vest early in accordance with the Plan’s accelerated vesting provisions.
The activity of our non-vested restricted stock unit awards for the three months ended May 31, 2014 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 28, 2014	70,352	$45.96
Granted	43,075	42.89
Vested	(14,328)	22.65
Forfeited	(2,172)	42.47
Non-Vested Balance as of May 31, 2014	96,927	$40.13
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
A summary of the Company’s stock appreciation rights and option awards activity for the three months ended May 31, 2014 is as follows:

	Options/SAR’s	Weighted Average Exercise Price
Outstanding as of February 28, 2014	396,174	$26.64
Granted	120,266	43.92
Exercised	(81,049)	22.61
Forfeited	(4,590)	41.50
Outstanding as of May 31, 2014	430,801	$32.06
Exercisable as of May 31, 2014	213,317	$21.35
Weighted average fair value of options and SARs granted during the period ended May 31, 2014		$43.92

The average remaining contractual term for those options and stock appreciation rights outstanding at May 31, 2014 is 5.09 years, with an aggregate intrinsic value of $19.2 million. The average remaining contractual terms for those options and stock appreciation rights that are exercisable as of May 31, 2014 is 3.72 years, with an aggregate intrinsic value of $9.5 million.
Employee Stock Purchase Plan
The Company also has an employee stock purchase plan, which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "offering period"). On the first day of an offering period (the “enrollment date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option pricing model. For the three months ended May 31, 2014, the Company issued 35,582 shares under the Employee Stock Purchase Plan.
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows:

Period ended May 31,	2014	2013
Compensation Expense	$1,139,372	$1,607,220
Income tax benefits	$398,780	$562,527
Unrecognized compensation cost related to stock appreciation rights, restricted stock units and the employee stock purchase plan at May 31, 2014 totals $3,449,797.
The Company’s policy is to issue shares required under these plans from the Company’s authorized but unissued shares and treasury.

4.	Segments
We have two operating segments as defined in our Annual Report on Form 10-K for the year ended February 28, 2014. Information regarding operations and assets by segment is as follows:

	Three Months Ended May 31,
	2014	2013
	(Unaudited) (In thousands)
Net Sales:
Energy	$130,521	$96,466
Galvanizing Services	85,605	86,709
Total Net Sales	216,126	183,175
Operating Income (a):
Energy	13,812	13,048
Galvanizing Services	21,990	21,499
Total Segment Operating Income	35,802	34,547
General Corporate Expense (b)	7,893	10,471
Interest Expense	4,209	4,478
Other (Income) Expense, Net (c)	3	(3,804)
Total Corporate Expenses	12,105	11,145
Income Before Income Taxes	$23,697	$23,402
Total Assets:
Energy	$559,341	$557,135
Galvanizing Services	383,612	378,102
Corporate	40,586	46,959
	$983,539	$982,196

(a)
Segment operating income consists of net sales, less cost of sales, specifically identifiable selling, general and administrative expenses, and other income and expense items that are specifically identifiable to a segment.

(b)	General Corporate Expense consists of selling, general and administrative expenses that are not specifically identifiable to a segment.

(c)	Other expense, net includes gains or losses on sale of property, plant and equipment and other (income) expenses not specifically identifiable to a segment.

5.	Warranty Reserves
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

Warranty Reserve
(unaudited)
(in thousands)
Balance at February 28, 2014	$1,338
Warranty costs incurred	(597)
Additions charged to income	288
Balance at May 31, 2014	$1,029

6.	Acquisitions

On March 29, 2013, we completed our acquisition of all of the equity securities of Aquilex Specialty Repair and Overhaul LLC, a Delaware limited liability company (“Aquilex SRO”), pursuant to the terms of the Securities Purchase Agreement dated February 22, 2013 (the “Purchase Agreement”). Aquilex SRO provides the energy industry with specialty repair and overhaul solutions designed to improve mechanical integrity and extend component life. Aquilex SRO offers services to a diverse base of blue-chip customers in the nuclear, fossil power, refining, chemical processing, pulp and waste-to-energy industries, serving clients that place a high value on reliability, quality and safety. Aquilex SRO’s offering is differentiated through advanced proprietary tooling and process technologies delivered by a uniquely skilled specialized workforce. The acquisition is part of our strategy to expand our offerings in the Energy Segment to enhance our presence in the power generation market.

The Purchase Agreement provided for AZZ's acquisition of all equity securities of Aquilex SRO for cash consideration in the amount of $275.7 million, which is comprised of $271.8 million as cash paid at closing and $3.9 million subsequently paid in connection with a purchase price adjustment based on working capital pursuant to the Purchase Agreement.

The following consolidated supplemental pro forma information assumes that the acquisition of Aquilex SRO took place on March 1, 2013 for the income statements for the three month period ended May 31, 2013. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Aquilex SRO to reflect the decrease in interest expense that would have occurred under the new credit agreement entered into in connection with the acquisition of Aquilex SRO and to reflect the decrease in depreciation and amortization expense that would have occurred assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on March 1, 2013, together with consequential tax effects. In addition, supplemental pro forma earnings were adjusted to exclude approximately $3.2 million of acquisition related costs incurred the three month period ended May 31, 2013.

	Three Months Ended May 31,
	2014	2013
	(In thousands, except for per share amounts)
Net Sales	$216,126	$206,270
Net Income	$14,925	$17,429
Earnings Per Common Share
Basic Earnings Per Share	$0.58	$0.68
Diluted Earnings Per Share	$0.58	$0.68

Using the acquisition method of accounting, the total purchase price was allocated to Aquilex SRO's net identifiable assets based on their estimated fair values as of March 29, 2013, the date AZZ acquired control of Aquilex SRO. The excess of the purchase price over the net identifiable assets was recorded as goodwill. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

($ in thousands)
Current Assets	$78,619
Property and Equipment	27,669
Intangible Assets	87,100
Goodwill	109,636
Other Assets	205
Total Assets Acquired	303,229
Current Liabilities	(27,527)
Net Assets Acquired	$275,702

All of the $87.1 million of intangible assets acquired are assigned to customer related intangibles and technology. The goodwill recorded in connection with the acquisition is primarily attributable to a larger geographic footprint and also synergies expected to arise. These intangible assets are being amortized over 14 years for customer related intangibles, 19 years for tradenames and 3-9 years for technology on a straight line basis. Goodwill of $109.6 million arising from the acquisition has been allocated to the Energy Segment and will not be deductible for income tax purposes. During the three month period ended May 31, 2013, we expensed $3.2 million in acquisition costs related to the acquisition of Aquilex SRO.

ASSET	LIFE

Technology	3-9 years
Customer Related Intangibles	14 years
Tradename	19 years

7.	Subsequent Events

None.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand and response to products and services offered by AZZ, including demand by the power generation markets, electrical transmission and distribution markets, the industrial markets, and the hot dip galvanizing markets; prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; changes in the politically stable and economic conditions of the various markets that AZZ serves, foreign and domestic, customer requested delays of shipments, acquisition opportunities, currency exchange rates, adequacy of financing, and availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; the continuing economic volatility in the U.S. and other markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business in AZZ’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014 and other filings with the SEC, available for viewing on AZZ’s website at www.azz.com and on the SEC’s website at www.sec.gov.
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
The following discussion should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014 and with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
We have two operating segments as defined in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue and operating income by segment to evaluate our segments. Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment. The other (income) expense items included in segment operating income are generally insignificant. For a reconciliation of segment operating income to pretax income, see Note 4 to our quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q.
Orders and Backlog
Our entire backlog relates to our Energy Segment. Our backlog was $309.0 million as of May 31, 2014, a decrease of $16.0 million, or 4.9%, as compared to $325.0 million at February 28, 2014. Our book-to-ship ratio declined from 0.99 to 1 to 0.93 to 1 for the quarter ended May 31, 2014, as compared to the same period in the prior fiscal year. Incoming orders increased $18.5 million, or 10.2%, for the quarter compared to the same period in fiscal 2014. The decrease in book to ship ratio for the compared period is a result of lower bookings for field services businesses in the spring outage season, offsetting stronger incoming order rates for the products offerings. The table below includes the progression of the backlog and the acquired backlog related to the acquisition of Aquilex SRO during fiscal 2014:

Backlog Table
(in thousands)(unaudited)

	Period Ended		Period Ended
Backlog	2/28/2014	$325,013	02/28/2013	$221,714
Acquired backlog		—		50,394
Bookings		200,158		181,680
Shipments		216,126		183,175
Backlog	5/31/2014	$309,045	5/31/2013	$270,613
Book to Ship Ratio		0.93		0.99
Segment Revenues
For the three months ended May 31, 2014, consolidated revenues increased $33.0 million, or 18.0%, as compared to the same period in fiscal 2014.
The following table reflects the breakdown of revenue by segment:

	Three Months Ended
	5/31/2014	5/31/2013
	(In thousands)(unaudited)
Revenue:
Energy	$130,521	$96,466
Galvanizing Services	85,605	86,709
Total Revenue	$216,126	$183,175
Revenues for the Energy Segment increased 35.3% for the three months ended May 31, 2014, to $130.5 million as compared to the same period in fiscal 2014. This increase in revenue is primarily attributable to the acquisition of Aquilex SRO on March 29, 2013, which accounted for $72.9 million and $41.5 million in total revenues for the three months ended May 31, 2014 and 2013, respectively. As noted previously, we noted a reduction of bookings for field services businesses as a result of the spring outage season, which offset stronger incoming order rates for the products offerings.
Revenues for the Galvanizing Services Segment decreased 1.3% for the three months ended May 31, 2014, to $85.6 million as compared to the same period in fiscal 2014. The decrease in revenue is attributable to lower demand in the transmission and distribution markets and a decline in the Canadian market. Traditionally, revenues for this segment have closely followed the condition of the industrial sector of the general economy.
Segment Operating Income
Segment operating income for the Energy Segment increased 5.9% for the three months ended May 31, 2014 to $13.8 million, as compared to $13.0 million for the same period in fiscal 2014. Operating margins were 10.6% for the three months ended May 31, 2014 and 13.5% for the same period in fiscal 2014. The increase in operating income for the first quarter of 2015 relative to the same period in the prior year is attributable to the acquisition of Aquilex SRO on March 29, 2013, which provided $6.9 million in operating income in the three months ended May 31, 2014. Excluding the Aquilex SRO acquisition, operating income decreased $2.7 million during the three months ended May 31, 2014 as compared to the same period in fiscal 2014. This decrease is mainly attributable to NLI due to an unusually strong three months ended May 31, 2013. Operating margins without the acquisition of Aquilex SRO would have been 12.1% for the three months ended May 31, 2014. The acquisition of Aquilex SRO resulted in the amortization of intangibles of $1.7 million for the three months ended May 31, 2014.
Segment operating income for the Galvanizing Services Segment increased 2.3% for the three months ended May 31, 2014 to $22.0 million as compared to $21.5 million for the same period in fiscal 2014. Operating margins were 25.7% and 24.8%, respectively for the three month periods ended May 31, 2014 and 2013. During the first quarter of fiscal 2015, we were able to settle the Joliet insurance claim and recorded a gain in the amount of $2.4 million. These proceeds were recorded as an offset to cost of sales during the quarter due to the reimbursement for business interruption. During the first quarter of fiscal 2014, a loss was recorded in the amount of $0.8 million due to the fire at our Joliet facility. These gains and losses are included in the Galvanizing Segment operating income for segment reporting purposes. Without these non-recurring items, operating income would have been $19.6 million for the first quarter of fiscal 2015 and $22.3 million for the same period in fiscal 2014. Operating margins without these non-recurring items would have been 22.9% and 25.7%, respectively, for the three months ended May 31, 2014 and 2013. Margins were negatively impacted by decreases in the electric utility market primarily solar and higher overhead costs.
General Corporate Expenses
General corporate expenses, (see Note 4 to the condensed consolidated financial statements) not specifically identifiable to a segment for the three-month period ended May 31, 2014 were $7.9 million compared to $10.5 million for the same period in fiscal 2014. As a percentage of sales, general corporate expenses were 3.7% and 5.7% for the three month periods ended May 31, 2014 and 2013, respectively. The Company incurred $3.2 million in acquisition costs during the first quarter of fiscal 2014 as a result of the acquisition of Aquilex SRO (see Note 6 to the condensed consolidated financial statements). Excluding acquisition costs, general corporate expenses would have totaled $7.3 million and represented 4.0% of sales for the first quarter of fiscal 2014.

Interest
Net interest expense for the three months ended May 31, 2014 was $4.2 million as compared to $4.5 million for the same period in fiscal 2014. As of May 31, 2014, we had outstanding debt of $400.4 million, compared to $453.4 million at the same date last year. Our debt to equity ratio was 1.02 to 1 at May 31, 2014, as compared to 1.31 to 1 at May 31, 2013.
Net (Gain) On Sale of Property, Plant and Equipment
For the three months ended May 31, 2014 and 2013 the amounts in net (gain) on sale of property, plant and equipment not specifically identifiable with a segment were insignificant. The gains recognized during the first quarter of fiscal 2015 were related to the sale of miscellaneous equipment.
Other (Income) Expense
For the three months ended May 31, 2013 a gain was recorded in the amount $4.2 million as a result of a favorable lawsuit settlement along with other miscellaneous expenses.
Income Taxes
The provision for income taxes reflects an effective tax rate of 37.0% for the three months ended May 31, 2014, as compared to 37.8% for the comparable period in fiscal 2014. The decrease in the quarterly effective tax rate is primarily due to a change in foreign effective tax rates for the amalgamation of certain Canadian entities.
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
Our operating activities generated cash flows of approximately $12.1 million for three months ended May 31, 2014 and $39.9 million for the same period in the prior fiscal year. Cash flow from operations for the three months ended May 31, 2014 included net income in the amount of $14.9 million and, depreciation and amortization in the amount of $11.5 million, and other adjustments to reconcile net income to net cash in the amount of $0.8 million. Included in other adjustments were deferred income taxes in the amount of $0.5 million, and non-cash adjustments in the amount of $1.5 million. Negative cash flow was recognized due to an increase in accounts receivable, inventories, prepaids, revenue in excess of billings and a decrease in other accrued liabilities in the amounts of $14.6 million, $6.6 million, $2.7 million, $3.8 million and $1.5 million, respectively. This was partially offset by an increase in accounts payable in the amount of $13.9 million.

Our working capital was $171.9 million as of May 31, 2014, as compared to $167.9 million at May 31, 2013. The change in working capital for the compared periods is mainly attributable to our acquisition activity in the first quarter of fiscal 2014 offset by the additional debt incurred as a result of the Aquilex SRO acquisition.
During the three months ended May 31, 2014, capital improvements totaled $5.9 million.
During the three months ended May 31, 2014, dividends paid totaled $3.6 million.

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
Interest rates for borrowings under the Credit Agreement are based on either a Eurodollar Rate or a Base Rate plus a margin ranging from 1.0% to 2.0% depending on our Leverage Ratio. The Eurodollar Rate is defined as LIBOR for a term equivalent to the borrowing term (or other similar interbank rates if LIBOR is unavailable). The Base Rate is defined as the highest of the applicable Fed Funds rate plus 0.50%, the Prime rate, or the Eurodollar Rate plus 1.0% at the time of borrowing. The Credit Agreement also carries a Commitment Fee ranging from 0.20% to 0.30% per annum, depending on our Leverage Ratio (each such term as defined in the Credit Agreement).

The $75.0 million term facility requires quarterly principal and interest payments commencing on June 30, 2013 through March 27, 2018, the maturity date.
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
As of May 31, 2014, we had $147.0 million of outstanding debt borrowed through the revolving credit facility provided under the Credit Agreement. As of May 31, 2014, we had letters of credit outstanding under the Credit Agreement in the amount of $14.5 million, which left approximately $63.5 million of additional credit available under the Credit Agreement.
As of May 31, 2014, the Company is in compliance with all of its debt covenants.

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
Historically, we have not experienced a significant impact on our operations from increases in general inflation other than for specific commodities. We have exposure to commodity price increases in both segments of our business, primarily copper, aluminum, steel and nickel based alloys in the Energy Segment and zinc and natural gas in the Galvanizing Services Segment. We attempt to minimize these increases through escalation clauses in customer contracts for copper, aluminum, steel and nickel based alloys, when market conditions allow and through fixed cost contract purchases on zinc. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process and through increases in prices where competitively feasible. Many economists predict increased inflation in coming years due to U.S. and international monetary policies, and there is no assurance that inflation will not impact our business in the future.
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
CONTRACTUAL COMMITMENTS
Leases
We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of May 31, 2014 are summarized in the table below.
Commodity pricing
The Company manages its exposures to commodity prices through the use of the following:
In the Energy Segment, we have exposure to commodity pricing for copper, aluminum, steel, and nickel based alloys. Because the Energy Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses in customer contracts, although during difficult market conditions these escalation clauses may not be obtainable. In addition, we attempt to enter into firm pricing contracts with our vendors on material at the time we receive orders from our customers to minimize risk.
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
Other
At May 31, 2014, we had outstanding letters of credit in the amount of $14.5 million. These letters of credit are issued, in lieu of performance and bid bonds, to some of our customers to cover any potential warranty costs that the customer might incur.
The following summarizes our operating leases, debt principal payments, and interest payments for the next five years and beyond.

	Operating Leases	Long-Term Debt	Interest	Total
	(In thousands)
2015	$5,651	$5,625	$11,935	$23,211
2016	6,858	21,786	14,259	42,903
2017	6,493	23,192	13,210	42,895
2018	4,733	16,629	12,176	33,538
2019	3,228	208,161	8,217	219,606
Thereafter	4,020	125,000	13,550	142,570
Total	$30,983	$400,393	$73,347	$504,723

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances and form the basis for our conclusions. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition, impairment of long-lived assets, identifiable intangible assets and goodwill, and accounting for income taxes and stock options and stock appreciation rights. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 to the Annual Consolidated Financial Statements filed on our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.
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

Accruals for Contingent Liabilities - The amounts we record for estimated claims, such as self-insurance programs, warranty, environmental and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience and other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than what we estimate. In connection with our acquisition of Nuclear Logistics Incorporated (“NLI”) on June 1, 2012, we may be obligated to make an additional payment of up to $20.0 million based on the future financial performance of the NLI business. Based on the current performance, we estimate the payment will be $10.0 million, which will be payable in fiscal 2017. A liability of $9.1 million was recorded as of May 31, 2014, and is reflected within long-term liabilities on the balance sheet. The net present value was calculated by determining a probability of potential payout discounted by the cost of capital over the life of the agreement.
Revenue Recognition – Revenue is recognized for the Energy Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting for electrical products built to customer specifications under long term contracts and for services under long term contracts. We typically recognize revenue for the Galvanizing Service Segment at completion of the service unless we specifically agree with the customer to hold its material for a predetermined period of time after the completion of the galvanizing process and, in that circumstance, we invoice and recognize revenue upon shipment. Customer advanced payments presented in the balance sheets arise from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion. Contract costs include direct labor and material and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.
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
The valuation of stock-based compensation awards, with the exception of restricted stock units, is complex in that there are a number of variables included in the calculation of the value of the award:

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
In the Energy Segment, we have exposure to commodity pricing for copper, aluminum, steel and nickel based alloys. Increases in price for these items are normally managed through escalation clauses in our customer’s contracts, although during difficult market conditions customers' may resist these escalation clauses. In addition, we attempt to enter into firm pricing contracts with our vendors on material at the time we receive orders from our customers to minimize risk. We manage our exposures to commodity prices, primarily zinc used in our Galvanizing Services Segment, by utilizing agreements with zinc suppliers that include protective caps and fixed contracts to guard against escalating commodity prices. We also secure firm pricing for natural gas supplies with individual utilities when possible. We believe these agreements ensure adequate supplies and partially offset exposure to commodity price escalation.
As of May 31, 2014, the Company had exposure to foreign currency exchange related to our operations in Canada, China, Brazil, Poland and the Netherlands.
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

Item 4.    Controls and Procedures
Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective and provide reasonable assurance, as of the end of the period covered by this report, that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely discussions regarding required disclosure.
There have been no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved from time to time in various suits and claims arising in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.
Item 1A. Risk Factors
There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s board of directors has authorized the repurchase of 2,500,000 shares of the Company’s outstanding common stock, par value $1 per share. The decision to repurchase shares under this authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under the share repurchase program will be made through open market purchases or private transactions, in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act.
As of May 31, 2014, no shares have been repurchased by the Company under this authorization.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
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

AZZ incorporated (Registrant)

DATE: June 27, 2014	By:	/s/ Paul W. Fehlman
Paul Fehlman Senior Vice President Finance Chief Financial Officer

EXHIBIT INDEX

3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

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

3(4)	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report on Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3(5)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report on Form 8-K filed by the Registrant on November 27, 2007).

3(6)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to the Exhibit 3(1) to the Current Report on Form 8-K filed by the Registrant on April 3, 2009).

3(7)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to Exhibit 3(1) to the Current Report on Form 8-K filed by the Registrant on April 29, 2013).

3(8)	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to Exhibit 3(1) to the Current Report on Form 8-K filed by the Registrant on April 8, 2014).

4	Form of Stock Certificate for the Company's $1.00 par value Common Stock (incorporated by reference to the Quarterly Report on Form 10-Q filed by Registrant August 31, 2000).

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

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 27, 2014. Filed Herewith.

31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 27, 2014. Filed Herewith.

32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 27, 2014. Filed Herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 27, 2014. Filed Herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase