Form 10-Q
period 2014-08-31
AZZ INC
filed 2014-10-01
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at August 31, 2014:
Common Stock, $1.00 par value per share	25,668,404

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	8/31/2014	2/28/2014
	(Unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$41,626,655	$27,564,533
Accounts Receivable (Net of Allowance for Doubtful Accounts of $1,600,753 as of August 31, 2014 and $1,744,321 as of February 28, 2014)	113,353,807	116,127,857
Inventories:
Raw Material	65,567,032	64,817,203
Work-In-Process	46,822,055	39,780,782
Finished Goods	2,760,626	2,982,860
Costs and Estimated Earnings In Excess of Billings On Uncompleted Contracts	28,689,457	27,221,952
Deferred Income Taxes	8,109,889	7,800,738
Prepaid Expenses and Other	8,951,962	9,884,798
Total Current Assets	315,881,483	296,180,723
Property, Plant and Equipment, Net	196,170,466	197,639,229
Goodwill	282,563,853	278,556,040
Intangibles and Other Assets, Net	175,171,983	180,877,043
	$969,787,785	$953,253,035
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts Payable	$49,733,186	$38,832,557
Income Tax Payable	10,815,550	5,358,594
Accrued Salaries and Wages	10,306,151	17,759,777
Other Accrued Liabilities	21,762,669	17,155,430
Customer Advance Payments	34,929,791	33,733,099
Profit Sharing	2,812,947	7,310,000
Debt Due Within One Year	22,678,760	20,848,214
Billings In Excess of Costs and Estimated Earnings On Uncompleted Contracts	3,252,142	3,018,379
Total Current Liabilities	156,291,196	144,016,050
Accrued Liabilities Due After One Year	—	9,120,723
Debt Due After One Year	371,732,143	384,767,857
Deferred Income Taxes	38,797,797	39,435,143
Shareholders’ Equity:
Common Stock, $1 Par Value, Shares Authorized 100,000,000 (25,668,404 Shares at August 31, 2014 and 25,577,205 Shares at February 28, 2014)	25,668,404	25,577,205
Capital In Excess of Par Value	25,050,965	21,954,777
Retained Earnings	360,912,825	339,399,556
Accumulated Other Comprehensive Loss	(8,665,545)	(11,018,276)
Total Shareholders’ Equity	402,966,649	375,913,262
	$969,787,785	$953,253,035
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	8/31/2014	8/31/2013	8/31/2014	8/31/2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$193,415,643	$189,782,229	$409,542,035	$372,956,848
Cost of Sales	151,315,672	133,877,304	312,053,326	266,336,860
Gross Margin	42,099,971	55,904,925	97,488,709	106,619,988

Selling, General and Administrative	19,143,533	26,178,490	46,684,819	52,865,428
Operating Income	22,956,438	29,726,435	50,803,890	53,754,560

Interest Expense	4,223,791	4,651,412	8,432,336	9,129,099
Net (Gain) Loss On Sale of Property, Plant and Equipment	3,062	(859,576)	(23,501)	(882,917)
Other (Income) Expense - net	17,388	117,439	(13,661)	(3,710,598)
Income Before Income Taxes	18,712,197	25,817,160	42,408,716	49,218,976
Income Tax Expense	4,943,487	9,454,391	13,714,615	18,309,424
Net Income	$13,768,710	$16,362,769	$28,694,101	$30,909,552
Earnings Per Common Share
Basic Earnings Per Share	$0.54	$0.64	$1.12	$1.21
Diluted Earnings Per Share	$0.53	$0.64	$1.11	$1.20
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	8/31/2014	8/31/2013	8/31/2014	8/31/2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$13,768,710	$16,362,769	$28,694,101	$30,909,552
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments
Unrealized Translation Gains (Losses)	(626,836)	(1,719,356)	2,379,850	(2,265,837)
Interest Rate Swap, Net of Income Tax of $7,301, $7,301, $14,602 and $14,602, respectively	(13,560)	(13,559)	(27,119)	(27,119)
Other Comprehensive Income (Loss)	(640,396)	(1,732,915)	2,352,731	(2,292,956)
Comprehensive Income	$13,128,314	$14,629,854	$31,046,832	$28,616,596
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	8/31/2014	8/31/2013
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$28,694,101	$30,909,552
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Provision For Doubtful Accounts	(63,469)	(68,758)
Amortization and Depreciation	23,370,992	21,048,913
Deferred Income Taxes	(1,049,609)	3,665,345
Net Loss on Disposition of Property, Plant & Equipment	2,651,705	—
Net (Gain) Loss on Sale of Property, Plant & Equipment	(23,501)	(882,917)
Amortization of Deferred Borrowing Costs	723,208	663,699
Share Based Compensation Expense	2,638,404	2,512,547
Effects of Changes In Assets & Liabilities:
Accounts Receivable	3,891,888	20,437,080
Inventories	(7,199,337)	(73,460)
Prepaid Expenses and Other	1,064,401	(2,876,687)
Other Assets	(139,928)	(4,020,907)
Net Change In Billings Related To Costs and Estimated Earnings On Uncompleted Contracts	(1,286,116)	(6,465,886)
Accounts Payable	10,406,700	(80,893)
Other Accrued Liabilities and Income Taxes Payable	(9,853,208)	(9,584,151)
Net Cash Provided By Operating Activities	53,826,231	55,183,477
Cash Flows From Investing Activities:
Proceeds From Sale Or Insurance Settlement of Property, Plant, and Equipment	65,502	888,278
Purchase of Property, Plant and Equipment	(11,462,291)	(23,847,378)
Acquisition of Subsidiaries, Net of Cash Acquired	(10,500,000)	(275,702,030)
Net Cash Used In Investing Activities	(21,896,789)	(298,661,130)
Cash Flows From Financing Activities:
Excess Tax Benefits From Stock Options and Stock Appreciation Rights	381,322	1,188,234
Proceeds from Revolving Loan	10,891,193	197,000,000
Payments on Revolving Loan	(5,000,000)	(15,000,000)
Proceeds on Long Term Debt	—	75,000,000
Payments on Long Term Debt	(17,098,214)	(15,223,214)
Debt Acquisition Costs	—	(5,880,539)
Payments of Dividends	(7,180,832)	(7,134,272)
Net Cash (Used In) Provided by Financing Activities	(18,006,531)	229,950,209
Effect of Exchange Rate Changes on Cash	139,211	(86,449)
Net Increase (Decrease) In Cash & Cash Equivalents	14,062,122	(13,613,893)
Cash & Cash Equivalents At Beginning of Period	27,564,533	55,597,751
Cash & Cash Equivalents At End of Period	$41,626,655	$41,983,858
Supplemental Disclosures
Cash Paid For Interest	$8,076,193	$8,041,592
Cash Paid For Income Taxes	$8,683,759	$13,738,489
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance at February 28, 2014	25,577,205	$25,577,205	$21,954,777	$339,399,556	$(11,018,276)	$375,913,262
Stock Compensation	16,000	16,000	2,622,404	—	—	2,638,404
Restricted Stock Units	14,031	14,031	(292,422)	—	—	(278,391)
Stock Issued for SARs	25,586	25,586	(628,235)	—	—	(602,649)
Employee Stock Purchase Plan	35,582	35,582	1,013,119	—	—	1,048,701
Federal Income Tax Deducted on Stock Options and SARs	—	—	381,322	—	—	381,322
Cash Dividend Paid	—	—	—	(7,180,832)	—	(7,180,832)
Net Income	—	—	—	28,694,101	—	28,694,101
Foreign Currency Translation	—	—	—	—	2,379,850	2,379,850
Interest Rate Swap, Net of $14,602 Income Tax	—	—	—	—	(27,119)	(27,119)
Balance at August 31, 2014	25,668,404	$25,668,404	$25,050,965	$360,912,825	$(8,665,545)	$402,966,649
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation
AZZ incorporated (“AZZ”, the “Company” or “we”) was established in 1956 and incorporated under the laws of the State of Texas. We are a global provider of galvanizing services, welding solutions, specialty electrical equipment and highly engineered services to the markets of power generation, transmission, distribution and industrial in protecting metal and electrical systems used to build and enhance the world’s infrastructure. AZZ Galvanizing is a leading provider of metal finishing solutions for corrosion protection, including hot dip galvanizing to the North American steel fabrication industry. AZZ Energy is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in the energy markets worldwide.
We have two operating segments as defined in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014. As of March 1, 2014, our Electrical and Industrial Products and Services Segment has been given a new description. This operating segment will now be referred to as the Energy Segment to more closely align the description of the segment with the nature of its operations and served markets. There have been no changes to the underlying information reported under this operating segment however, the new description will be included in the operating results for the three and six months ended August 31, 2014 and 2013 and in future filings.
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
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of August 31, 2014, the results of its operations for the three and six months periods ended August 31, 2014 and 2013, and cash flows for the six month periods ended August 31, 2014 and 2013. These interim results are not necessarily indicative of results for a full year.
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

2.	Earnings Per Share

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
	(Unaudited) (In thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$13,769	$16,363	$28,694	$30,910
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,656,945	25,487,796	25,639,952	25,475,869
Effect of dilutive securities:
Employee and Director stock awards	101,229	176,312	108,995	188,851
Denominator for diluted earnings per common share	25,758,174	25,664,108	25,748,947	25,664,720
Earnings per share basic and diluted:
Basic earnings per common share	$0.54	$0.64	$1.12	$1.21
Diluted earnings per common share	$0.53	$0.64	$1.11	$1.20

3.	Stock-based Compensation
The Company has one share-based compensation plan, the 2014 Long Term Incentive Plan (the “Plan”). The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, stock appreciation rights and options to purchase common stock of the Company. The maximum number of shares that may be issued under the Plan is 1,500,000 shares. As of August 31, 2014 the Company has approximately 1,484,000 shares available for future issuance under the Plan.

Restricted Stock Unit Awards
Restricted stock unit awards are valued at the market price of our common stock on the grant date. These awards generally have a three year cliff vesting schedule but may vest early in accordance with the Plan’s accelerated vesting provisions.
The activity of our non-vested restricted stock unit awards for the six month period ended August 31, 2014 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 28, 2014	70,352	$34.95
Granted	43,333	42.89
Vested	(16,766)	23.44
Forfeited	(9,268)	42.52
Non-Vested Balance as of August 31, 2014	87,651	$40.28
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
A summary of the Company’s stock appreciation rights and option awards activity for the six month period ended August 31, 2014 is as follows:

	Options/SAR’s	Weighted Average Exercise Price
Outstanding as of February 28, 2014	396,174	$26.64
Granted	120,963	43.92
Exercised	(82,249)	22.80
Forfeited	(13,661)	43.35
Outstanding as of August 31, 2014	421,227	$31.81
Exercisable as of August 31, 2014	213,947	$21.33
Weighted average fair value of options and SARs granted during the period ended August 31, 2014		$43.92

The average remaining contractual term for those options and stock appreciation rights outstanding at August 31, 2014 is 5.06 years, with an aggregate intrinsic value of $19.5 million. The average remaining contractual terms for those options and stock appreciation rights that are exercisable as of August 31, 2014 is 3.72 years, with an aggregate intrinsic value of $9.9 million.
Employee Stock Purchase Plan
The Company also has an employee stock purchase plan, which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "offering period"). On the first day of an offering period (the “enrollment date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option pricing model. For the six month period ended August 31, 2014, the Company issued 35,582 shares under the Employee Stock Purchase Plan.
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows:

Period ended August 31,	2014	2013
Compensation Expense	$2,638,404	$2,512,547
Income tax benefits	$923,441	$879,391
Unrecognized compensation cost related to stock appreciation rights, restricted stock units and the employee stock purchase plan at August 31, 2014 totals $4,625,220.
The Company’s policy is to issue shares required under these plans from the Company’s authorized but unissued shares and treasury shares. The shares under the plan were registered on Form S-8, filed with the Securities and Exchange Commission on July 9, 2014.

4.	Segments
We have two operating segments, Energy and Galvanizing Services, as defined in our Annual Report on Form 10-K for the year ended February 28, 2014. Information regarding operations and assets by segment is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
	(Unaudited) (In thousands)
Net Sales:
Energy	$100,560	$104,134	$231,081	$200,600
Galvanizing Services	92,856	85,648	178,461	172,357
Total Net Sales	193,416	189,782	409,542	372,957
Operating Income (Loss) (a):
Energy	(1,119)	10,733	12,693	23,781
Galvanizing Services	23,013	26,245	45,003	47,743
Total Segment Operating Income	21,894	36,978	57,696	71,524
General Corporate Expense (b)	(1,068)	7,187	6,825	17,658
Interest Expense	4,224	4,651	8,432	9,129
Other (Income) Expense, Net (c)	26	(677)	30	(4,482)
Total Corporate Expenses	3,182	11,161	15,287	22,305
Income Before Income Taxes	$18,712	$25,817	$42,409	$49,219
Total Assets:
Energy	$530,535	$560,156	$530,535	$560,156
Galvanizing Services	387,393	379,828	387,393	379,828
Corporate	51,860	43,832	51,860	43,832
	$969,788	$983,816	$969,788	$983,816

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

Warranty Reserve
(unaudited)
(in thousands)
Balance at February 28, 2014	$1,338
Warranty costs incurred	(597)
Additions charged to income	288
Balance at May 31, 2014	$1,029
Warranty costs incurred	(149)
Additions charged to income	747
Balance at August 31, 2014	$1,627

6.	Realignment Costs
As part of it's ongoing efforts to optimize cost and effectiveness, during the second quarter of fiscal 2015, the Company underwent a review of its current management structure with respect to its segment and corporate operations and recorded realignment costs related to severance associated with changes needed to improve management efficiency and accountability. We also reserved for the disposition and write off of certain fixed assets in connection with the realignment. The total cost related to the realignment is estimated to be $4.0 million. One-time severance costs total $1.3 million and are included in Selling, General and Administrative Expense. The loss recognized from the disposition of certain fixed assets total $2.7 million and are included in Costs of Sales. The following table shows changes in the realignment accrual:

Realignment Accrual
(unaudited)
(in thousands)
Realignment costs accrued	$3,952
Realignment costs utilized	(2,986)
Balance at August 31, 2014	$966

7.	Acquisitions

Zalk Steel & Supply Co.

On June 30, 2014, we completed our acquisition of substantially all the assets of Zalk Steel & Supply Co. (“Zalk Steel”), a Minneapolis, Minnesota-based galvanizing company, for a purchase price of $10.5 million and the assumption of $0.3 million in liabilities.  The Company recorded $2.9 million of goodwill, which has been allocated to the Galvanizing Services Segment, and $3.8 million of intangible assets associated with this acquisition.  The intangible assets associated with the acquisition consist primarily of trade names, customer relationships and non-compete agreements.  These intangible assets are being amortized on a straight-line basis over a period of 19 years for customer relationships, 19 years for trade names, and 5 years for non-compete agreements.  The acquisition of Zalk Steel was made to expand our existing geographic footprint in North America.

Unaudited pro forma results of operations assuming this acquisition had taken place at the beginning of each period are not provided because the historical operating results of Zalk Steel were not significant and pro forma results would not be significantly different from reported results for the periods presented.

Aquilex Specialty Repair and Overhaul, LLC

On March 29, 2013, we completed our acquisition of all of the equity securities of Aquilex Specialty Repair and Overhaul LLC, a Delaware limited liability company (“WSI”), pursuant to the terms of the Securities Purchase Agreement dated February 22, 2013 (the “Purchase Agreement”). WSI provides the energy industry with specialty repair and overhaul solutions designed to improve mechanical integrity and extend component life. WSI offers services to a diverse base of blue-chip customers in the nuclear, fossil power, refining, chemical processing, pulp and waste-to-energy industries, serving clients that place a high value on reliability, quality and safety. WSI's offering is differentiated through advanced proprietary tooling and process technologies delivered by a uniquely skilled specialized workforce. The acquisition is part of our strategy to expand our offerings in the Energy Segment to enhance our presence in the power generation market.

The Purchase Agreement provided for AZZ's acquisition of all equity securities of WSI for cash consideration in the amount of $275.7 million, which is comprised of $271.8 million as cash paid at closing and $3.9 million subsequently paid in connection with a purchase price adjustment based on working capital pursuant to the Purchase Agreement.

The following consolidated supplemental pro forma information assumes that the acquisition of WSI took place on March 1, 2013 for the income statements for the three and six month periods ended August 31, 2013. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of WSI to reflect the decrease in interest expense that would have occurred under the new credit agreement entered into in connection with the acquisition of WSI and to reflect the decrease in depreciation and amortization expense that would have occurred assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on March 1, 2013, together with consequential tax effects. In addition, supplemental pro forma earnings were adjusted to exclude approximately $3.2 million of acquisition related costs incurred the three and six month periods ended August 31, 2013.

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
	(In thousands, except for per share amounts)
Net Sales	$193,416	$189,782	$409,542	$396,052
Net Income	$13,769	$16,363	$28,694	$31,433
Earnings Per Common Share
Basic Earnings Per Share	$0.54	$0.64	$1.12	$1.23
Diluted Earnings Per Share	$0.53	$0.64	$1.11	$1.22

Using the acquisition method of accounting, the total purchase price was allocated to WSI's net identifiable assets based on their estimated fair values as of March 29, 2013, the date AZZ acquired control of WSI. The excess of the purchase price over the net identifiable assets was recorded as goodwill. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

($ in thousands)
Current Assets	$78,619
Property and Equipment	27,669
Intangible Assets	87,100
Goodwill	109,636
Other Assets	205
Total Assets Acquired	303,229
Current Liabilities	(27,527)
Net Assets Acquired	$275,702

All of the $87.1 million of intangible assets acquired are assigned to customer related intangibles and technology. The goodwill recorded in connection with the acquisition is primarily attributable to a larger geographic footprint and also synergies expected to arise. These intangible assets are being amortized over 14 years for customer related intangibles, 19 years for tradenames and 3-9 years for technology on a straight line basis. Goodwill of $109.6 million arising from the acquisition has been allocated to the Energy Segment and will not be deductible for income tax purposes. During the six month period ended August 31, 2013, we expensed $3.2 million in acquisition costs related to the acquisition of WSI.

ASSET	LIFE

Technology	3-9 years
Customer Related Intangibles	14 years
Tradename	19 years

8.	Subsequent Events

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
RESULTS OF OPERATIONS
We have two operating segments, Energy and Galvanizing Services, as defined in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue and operating income by segment to evaluate our segments. Segment operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses, and other (income) expense items that are specifically identifiable to a segment. The other (income) expense items included in segment operating income are generally insignificant. For a reconciliation of segment operating income to pretax income, see Note 4 to our quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q.
Orders and Backlog
Our entire backlog relates to our Energy Segment. Our backlog was $329.1 million as of August 31, 2014, an increase of $4.0 million, or 1.2%, as compared to $325.0 million at February 28, 2014. Our book-to-ship ratio declined from 1.12 to 1 to 1.10 to 1 for the quarter ended August 31, 2014, as compared to the same period in the prior fiscal year. Incoming orders increased $0.3 million for the quarter compared to the same period in fiscal 2014. The table below includes the progression of the backlog and the acquired backlog related to the acquisition of WSI during fiscal 2014:

Backlog Table
(in thousands)(unaudited)

	Period Ended		Period Ended
Backlog	2/28/2014	$325,013	02/28/2013	$221,714
Acquired backlog		—		50,394
Bookings		200,158		181,680
Shipments		216,126		183,175
Backlog	5/31/2014	309,045	5/31/2013	270,613
Book to Ship Ratio		0.93		0.99
Bookings		213,433		213,151
Shipments		193,416		189,782
Backlog	8/31/2014	329,062	8/31/2013	293,982
Book to Ship Ratio		1.10		1.12
Segment Revenues
For the three and six month periods ended August 31, 2014, consolidated revenues increased $3.6 million, or 1.9%, and $36.6 million, or 9.8%, respectively, as compared to the same periods in fiscal 2014.
The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Six Months Ended
	8/31/2014	8/31/2013	8/31/2014	8/31/2013
	(In thousands)(unaudited)
Revenue:
Energy	$100,560	$104,134	$231,081	$200,600
Galvanizing Services	92,856	85,648	178,461	172,357
Total Revenue	$193,416	$189,782	$409,542	$372,957
Revenues for the Energy Segment decreased 3.4% for the three months ended August 31, 2014, to $100.6 million as compared to the same period in fiscal 2014. This decrease is primarily attributable to customer-requested shipping delays on a small number of projects at Nuclear Logistics Incorporated ("NLI") and WSI totaling $16.2 million. We expect those projects to be completed in the second half of fiscal 2015 through the first half of fiscal 2016. Revenues increased by 15.2%, or $30.5 million, for the six months ended August 31, 2014 as compared to the same period in fiscal 2014. This increase in revenue is primarily attributable to the acquisition of WSI on March 29, 2013 which accounted for $111.9 million and $85.1 million in total revenue for the six months ended August 31, 2014 and 2013 respectively.
Revenues for the Galvanizing Services Segment increased 8.4% for three months ended August 31, 2014, to $92.9 million as compared to the same period in fiscal 2014. This increase is attributable to our Joliet facility returning to service, increases in demand in the petrochemical and transmission markets and the acquisition of Zalk Steel on June 30, 2014. Revenues increased by 3.5% for the six month period ended August 31, 2014, to $178.5 million as compared to the same period in fiscal 2014. The increase in revenue is attributable to the same factors as the three month period ended August 31, 2014.
Segment Operating Income
Segment operating income for the Energy Segment decreased by $11.9 million or 110.4% for the three months ended August 31, 2014, to a loss of $1.1 million as compared to the same period of fiscal 2014. This decrease was attributable to $3.4 million of customer-requested shipping delays at NLI and WSI, $2.7 million in charges related to the recently announced realignment and $5.2 million of certain cost overruns on projects at NLI and WSI. Operating income for the six month period ended August 31, 2014 decreased 46.6%, to $12.7 million as compared to the same period of fiscal 2014. This decrease was generally attributable to the items noted previously that affected the three month period ended August 31, 2014.
Segment operating income for the Galvanizing Services Segment decreased by $3.2 million or 12.3% for the three months ended August 31, 2014 to $23.0 million as compared to the same period in fiscal 2014. Operating margins were 24.8% for the three month period ended August 31, 2014 compared to 30.6% for the same period of fiscal 2014. This decrease was attributable to the receipt of $2.7 million in business interruption insurance in fiscal 2014 which did not recur in fiscal 2015. Increased depreciation and amortization expense related to the acquisition of Zalk Steel and the reopening of the Joliet Facility, and charges related to the recently announced realignment program. Operating income for the six months ended August 31, 2014 decreased 5.7% to $45.0 million as compared to the same period in fiscal 2014. Operating margins were 25.2% for the six months ended August 31, 2014, compared to 27.7% for the same period of fiscal 2014. The decrease was attributable to the receipt of insurance proceeds mentioned above during fiscal 2014, expenses related to the realignment program, the increased expenses related to the operations of Zalk Steel and the Joliet Facility and slightly higher zinc costs.
General Corporate Expenses
General corporate expenses, (see Note 4 to the condensed consolidated financial statements) not specifically identifiable to a segment for the three month period ended August 31, 2014 resulted in a credit of $1.1 million and an expense of $6.8 million for the six month period ended August 31, 2014. For the same respective periods in fiscal 2014, general corporate expenses were $7.2 million and $17.7 million. For the three and six months ended August 31, 2014, the Company recognized a $9.1 million gain from the reversal of the contingent liability associated with the acquisition of NLI. Based on the criteria set forth in the acquisition agreement, we no longer believe an additional payment to the previous owners is probable. During the six months ended August 31, 2013, the Company incurred $3.2 million in acquisition costs as a result of the acquisition of WSI (see Note 6 to the condensed consolidated financial statements). Excluding acquisition costs and the gain from the reversal of the NLI contingency, for the six months ending August 31, general corporate expenses would have totaled $15.9 million and represented 3.9% of sales for the six months ended August 31, 2014 and $14.5 million or 3.9% of sales for the six months ended August 31, 2013.

Interest
Net interest expense for the three and six months ended August 31, 2014 was $4.2 million and $8.4 million, respectively. For the three and six months ended August 31, 2013, net interest expense was $4.7 million and $9.1 million, respectively. The reduction was driven by lower debt levels in fiscal 2015 as compared to fiscal 2014. As of August 31, 2014, we had outstanding debt of $394.4 million, compared to $452.5 million outstanding as of August 31, 2013. Our debt to equity ratio was 0.98 to 1 at August 31, 2014, as compared to 1.26 to 1 at August 31, 2013.
Net (Gain) Loss On Sale of Property, Plant and Equipment
For the three and six month period ended August 31, 2014 the amounts in net (gain) on sale of property, plant and equipment not specifically identifiable with a segment were insignificant. For the three and six months ended August 31, 2014, the Company wrote off $2.7 million of fixed assets related to its previously mentioned realignment. For the three and six months ended August 31, 2013, the Company received insurance proceeds of $0.8 million due to the fire at our Joliet Facility.
Other (Income) Expense
For the three and six months ended August 31, 2014, the amounts in other (income) expense not specifically identifiable with a segment (note 4 to the consolidated financial statements) were insignificant. The Company recognized a $4.2 million gain as a result of a favorable lawsuit settlement along with other miscellaneous expenses in the six month period ended August 31, 2013.
Income Taxes
The provision for income taxes reflects an effective tax rate of 26.4% for the three months ended August 31, 2014, as compared to 36.6% for the same period in fiscal 2014. For the six months ended August 31, 2014 the effective tax rate was 32.3% compared to 37.2% for the same period in fiscal 2014. The decrease in rate for each period is primarily due to capturing U.S. Manufacturing deduction tax benefits and tax credits related to R&D and foreign taxes.
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
For the six month period ended August 31, 2014, net cash provided by operating activities was $53.8 million, net cash used in investing activities was $21.9 million, and net cash used in financing activities was $18.0 million, resulting in a net increase in cash and cash equivalents of $14.1 million. For the six month period ended August 31, 2013, net cash provided by operating activities was $55.2 million, net cash used in investing activities was $298.7 million, and net cash provided by financing activities was $230.0 million, resulting in a net decrease of cash and cash equivalents of $13.6 million. In comparison to fiscal 2014, the results in the statement of cash flows for the six months ended August 31, 2014, is attributable to fewer capital expenditures and acquisitions during the period along with a reduction in borrowings under our long term debt and revolver agreements and an increase in payments on our long term debt.

Our working capital was $159.6 million as of August 31, 2014, as compared to $179.7 million at August 31, 2013. The change in working capital for the compared periods is mainly attributable to an increase in income taxes payable of $8.7 million, accounts payable of $6.8 million and the current portion of long term debt of $4.6 million in fiscal 2015.
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
Interest rates for borrowings under the Credit Agreement are based on either an Eurodollar Rate or a Base Rate plus a margin ranging from 1.0% to 2.0% depending on our Leverage Ratio. The Eurodollar Rate is defined as LIBOR for a term equivalent to the borrowing term (or other similar interbank rates if LIBOR is unavailable). The Base Rate is defined as the highest of the applicable Fed Funds rate plus 0.50%, the Prime rate, or the Eurodollar Rate plus 1.0% at the time of borrowing. The Credit Agreement also carries a Commitment Fee ranging from 0.20% to 0.30% per annum, depending on our Leverage Ratio (each such term as defined in the Credit Agreement).

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

As of August 31, 2014, we had $142.0 million of outstanding debt borrowed through the revolving credit facility provided under the Credit Agreement. As of August 31, 2014, we had letters of credit outstanding under the Credit Agreement in the amount of $12.9 million, which left approximately $70.1 million of additional credit available under the Credit Agreement.
As of August 31, 2014, the Company is in compliance with all of its debt covenants.

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
CONTRACTUAL COMMITMENTS
Leases
We lease various facilities under non-cancelable operating leases with an initial term in excess of one year. The future minimum payments required under these operating leases as of August 31, 2014 are summarized in the table below.
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
Other

At August 31, 2014, we had outstanding letters of credit in the amount of $12.9 million. These letters of credit are issued, in lieu of performance and bid bonds, to some of our customers to cover any potential warranty costs that the customer might incur.
The following summarizes our operating leases, debt principal payments, and interest payments for the next five years and beyond.

	Operating Leases	Long-Term Debt	Interest	Total
	(In thousands)
2015	$3,702	$4,643	$7,391	$15,736
2016	6,819	21,786	14,211	42,816
2017	6,496	23,192	13,163	42,851
2018	4,596	16,629	12,128	33,353
2019	3,257	203,161	8,203	214,621
Thereafter	4,020	125,000	13,550	142,570
Total	$28,890	$394,411	$68,646	$491,947

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

Accruals for Contingent Liabilities - The amounts we record for estimated claims, such as self-insurance programs, warranty, environmental and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience and other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than what we estimate. In connection with our acquisition of NLI on June 1, 2012, we may be obligated to make an additional payment of up to $20.0 million based on the future financial performance of the NLI business. Based on the cumulative performance to date and current forecast, we do not believe this additional payment will be probable and based on that determination, the accrual of $9.1 million was reversed during the second quarter of fiscal 2015.
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
As of August 31, 2014, the Company had exposure to foreign currency exchange related to our operations in Canada, China, Brazil, Poland, and the Netherlands.
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
As of August 31, 2014, no shares have been repurchased by the Company under this authorization.
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

AZZ incorporated (Registrant)

DATE: October 1, 2014	By:	/s/ Paul W. Fehlman
Paul Fehlman Senior Vice President Finance Chief Financial Officer

EXHIBIT INDEX

3(1)	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

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

10(2)	AZZ incorporated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement for the 2008 Annual Shareholders Meeting).

10(3)
Note Purchase Agreement, dated as of January 20, 2011, by and among AZZ incorporated and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on January 21, 2011).

10(4)
Credit Agreement, dated as of March 27, 2013, by and among AZZ, Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the registrant on April 2, 2013).

10(5)	AZZ incorporated 2014 Long Term Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement for the 2014 Annual Shareholders Meeting.)

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 30, 2014. Filed Herewith.

31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 30, 2014. Filed Herewith.

32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 30, 2014. Filed Herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 30, 2014. Filed Herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase