Form 10-Q
period 2014-11-30
AZZ INC
filed 2015-01-09
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at November 30, 2014:
Common Stock, $1.00 par value per share	25,714,873

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	11/30/2014	2/28/2014
	(Unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$43,950,753	$27,564,533
Accounts Receivable (Net of Allowance for Doubtful Accounts of $1,422,262 as of November 30, 2014 and $1,744,321 as of February 28, 2014)	130,699,962	116,127,857
Inventories:
Raw Material	63,813,601	64,817,203
Work-In-Process	44,646,598	39,780,782
Finished Goods	3,814,865	2,982,860
Costs and Estimated Earnings In Excess of Billings On Uncompleted Contracts	34,942,863	27,221,952
Deferred Income Taxes	6,784,771	7,800,738
Prepaid Expenses and Other	6,579,823	9,884,798
Total Current Assets	335,233,236	296,180,723
Property, Plant and Equipment, Net	196,157,668	197,639,229
Goodwill	281,230,194	278,556,040
Intangibles and Other Assets, Net	168,718,259	180,877,043
	$981,339,357	$953,253,035
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts Payable	$58,873,096	$38,832,557
Income Tax Payable	7,542,440	5,358,594
Accrued Salaries and Wages	15,247,795	17,759,777
Other Accrued Liabilities	22,587,716	17,155,430
Customer Advance Payments	32,545,258	33,733,099
Profit Sharing	5,167,632	7,310,000
Debt Due Within One Year	22,762,810	20,848,214
Billings In Excess of Costs and Estimated Earnings On Uncompleted Contracts	3,273,245	3,018,379
Total Current Liabilities	167,999,992	144,016,050
Accrued Liabilities Due After One Year	—	9,120,723
Debt Due After One Year	355,857,143	384,767,857
Deferred Income Taxes	42,000,379	39,435,143
Shareholders’ Equity:
Common Stock, $1 Par Value, Shares Authorized 100,000,000 (25,714,873 Shares at November 30, 2014 and 25,577,205 Shares at February 28, 2014)	25,714,873	25,577,205
Capital In Excess of Par Value	26,759,205	21,954,777
Retained Earnings	377,020,915	339,399,556
Accumulated Other Comprehensive Loss	(14,013,150)	(11,018,276)
Total Shareholders’ Equity	415,481,843	375,913,262
	$981,339,357	$953,253,035
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	11/30/2014	11/30/2013	11/30/2014	11/30/2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$224,833,465	$197,755,332	$634,375,500	$570,712,180
Cost of Sales	164,058,332	144,394,673	476,111,658	410,731,533
Gross Margin	60,775,133	53,360,659	158,263,842	159,980,647

Selling, General and Administrative	27,847,356	28,112,999	74,532,175	80,978,427
Operating Income	32,927,777	25,247,660	83,731,667	79,002,220

Interest Expense	4,099,062	4,614,787	12,531,398	13,743,886
Net (Gain) Loss On Sale of Property, Plant and Equipment	(1,171,443)	(7,372,927)	(1,194,944)	(8,255,844)
Other (Income) Expense - net	1,321,782	93,802	1,308,121	(3,616,796)
Income Before Income Taxes	28,678,376	27,911,998	71,087,092	77,130,974
Income Tax Expense	8,713,055	9,466,843	22,427,670	27,776,267
Net Income	$19,965,321	$18,445,155	$48,659,422	$49,354,707
Earnings Per Common Share
Basic Earnings Per Share	$0.78	$0.72	$1.90	$1.94
Diluted Earnings Per Share	$0.77	$0.72	$1.89	$1.92
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	11/30/2014	11/30/2013	11/30/2014	11/30/2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$19,965,321	$18,445,155	$48,659,422	$49,354,707
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments
Unrealized Translation Gains (Losses)	(5,334,046)	(39,810)	(2,954,196)	(2,305,648)
Interest Rate Swap, Net of Income Tax of $7,301, $7,301, $21,903 and $21,903, respectively	(13,559)	(13,559)	(40,678)	(40,678)
Other Comprehensive Income (Loss)	(5,347,605)	(53,369)	(2,994,874)	(2,346,326)
Comprehensive Income	$14,617,716	$18,391,786	$45,664,548	$47,008,381
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	11/30/2014	11/30/2013
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$48,659,422	$49,354,707
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Provision For Doubtful Accounts	311,491	(28,980)
Amortization and Depreciation	35,111,985	31,985,669
Deferred Income Taxes	3,628,040	2,962,278
Net Loss on Disposition of Property, Plant & Equipment Due To Realignment	2,651,182	—
Net (Gain) Loss on Sale of Property, Plant & Equipment and Insurance Proceeds	(1,194,944)	(8,255,844)
Amortization of Deferred Borrowing Costs	1,078,285	1,042,945
Share Based Compensation Expense	3,342,071	2,988,596
Effects of Changes In Assets & Liabilities:
Accounts Receivable	(15,482,965)	30,308,868
Inventories	(4,715,190)	(4,328,441)
Prepaid Expenses and Other	3,596,377	(404,189)
Other Assets	(161,370)	(4,157,077)
Net Change In Billings Related To Costs and Estimated Earnings On Uncompleted Contracts	(7,874,605)	(4,022,948)
Accounts Payable	19,875,079	(2,053,323)
Other Accrued Liabilities and Income Taxes Payable	(5,896,790)	(777,868)
Net Cash Provided By Operating Activities	82,928,068	94,614,393
Cash Flows From Investing Activities:
Proceeds From Sale Or Insurance Settlement of Property, Plant, and Equipment	1,320,999	910,180
Purchase of Property, Plant and Equipment	(19,858,893)	(34,948,472)
Acquisition of Subsidiaries, Net of Cash Acquired	(10,500,000)	(275,702,030)
Net Cash Used In Investing Activities	(29,037,894)	(309,740,322)
Cash Flows From Financing Activities:
Excess Tax Benefits From Stock Options and Stock Appreciation Rights	213,708	1,216,428
Proceeds from Revolving Loan	10,977,095	197,000,000
Payments on Revolving Loan	(19,000,000)	(30,000,000)
Proceeds on Long Term Debt	—	75,000,000
Payments on Long Term Debt	(18,973,213)	(16,160,714)
Debt Acquisition Costs		(5,880,539)
Payments of Dividends	(11,038,063)	(10,709,629)
Net Cash (Used In) Provided by Financing Activities	(37,820,473)	210,465,546
Effect of Exchange Rate Changes on Cash	316,519	9,881
Net Increase (Decrease) In Cash & Cash Equivalents	16,386,220	(4,650,502)
Cash & Cash Equivalents At Beginning of Period	27,564,533	55,597,751
Cash & Cash Equivalents At End of Period	$43,950,753	$50,947,249
Supplemental Disclosures
Cash Paid For Interest	$11,044,378	$11,667,987
Cash Paid For Income Taxes	$15,263,883	$20,537,607
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance at February 28, 2014	25,577,205	$25,577,205	$21,954,777	$339,399,556	$(11,018,276)	$375,913,262
Stock Compensation	16,000	16,000	3,326,071	—	—	3,342,071
Restricted Stock Units	14,031	14,031	(292,422)	—	—	(278,391)
Stock Issued for SARs	29,664	29,664	(739,602)	—	—	(709,938)
Employee Stock Purchase Plan	77,973	77,973	2,296,673	—	—	2,374,646
Federal Income Tax Deducted on Stock Options and SARs	—	—	213,708	—	—	213,708
Cash Dividend Paid	—	—	—	(11,038,063)	—	(11,038,063)
Net Income	—	—	—	48,659,422	—	48,659,422
Foreign Currency Translation	—	—	—	—	(2,954,196)	(2,954,196)
Interest Rate Swap, Net of $21,903 Income Tax	—	—	—	—	(40,678)	(40,678)
Balance at November 30, 2014	25,714,873	$25,714,873	$26,759,205	$377,020,915	$(14,013,150)	$415,481,843
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation
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
We have two operating segments as defined in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014. As of March 1, 2014, our Electrical and Industrial Products and Services Segment was rebranded to the Energy Segment to more closely align the description of the segment with the nature of its operations and served markets. There have been no changes to the underlying information reported under this operating segment however, the new description will be included in the operating results for the three and nine months ended November 30, 2014 and 2013 and in future filings.
Presentation
The accompanying condensed consolidated balance sheet as of February 28, 2014, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2014, included in the Company’s Annual Report on Form 10-K covering such period.
Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ended February 28, 2014 is referred to as fiscal 2014.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of November 30, 2014, the results of its operations for the three and nine month periods ended November 30, 2014 and 2013, and cash flows for the nine month periods ended November 30, 2014 and 2013. These interim results are not necessarily indicative of results for a full year.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification (ASC) Topic 606 ("ASU 2014-09"). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU 2014-09 is effective for us beginning in fiscal 2018 and can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the effect that adopting ASU 2014-09 will have on our consolidated results of operations, cash flows and financial position.
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

2.	Earnings Per Share

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands except share and per share data)
Numerator:
Net income for basic and diluted earnings per common share	$19,965	$18,445	$48,659	$49,355
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,699,772	25,536,918	25,659,892	25,496,219
Effect of dilutive securities:
Employee and Director stock awards	93,794	182,960	103,928	186,887
Denominator for diluted earnings per common share	25,793,566	25,719,878	25,763,820	25,683,106
Earnings per share basic and diluted:
Basic earnings per common share	$0.78	$0.72	$1.90	$1.94
Diluted earnings per common share	$0.77	$0.72	$1.89	$1.92

3.	Stock-based Compensation
The Company has one share-based compensation plan, the 2014 Long Term Incentive Plan (the “Plan”). The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, stock appreciation rights and options to purchase common stock of the Company. The maximum number of shares that may be issued under the Plan is 1,500,000 shares. As of November 30, 2014 the Company has approximately 1,473,148 shares available for future issuance under the Plan.

Restricted Stock Unit Awards
Restricted stock unit awards are valued at the market price of our common stock on the grant date. These awards generally have a three year cliff vesting schedule but may vest early in accordance with the Plan’s accelerated vesting provisions.
The activity of our non-vested restricted stock unit awards for the nine month period ended November 30, 2014 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 28, 2014	70,352	$34.95
Granted	48,616	42.89
Vested	(16,766)	23.44
Forfeited	(12,875)	40.87
Non-Vested Balance as of November 30, 2014	89,327	$40.58

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
A summary of the Company’s stock appreciation rights and option awards activity for the nine month period ended November 30, 2014 is as follows:

	Options/SAR’s	Weighted Average Exercise Price
Outstanding as of February 28, 2014	396,174	$26.64
Granted	126,532	43.92
Exercised	(95,928)	22.79
Forfeited	(24,300)	43.01
Outstanding as of November 30, 2014	402,478	$32.00
Exercisable as of November 30, 2014	198,600	$21.03
Weighted average fair value of options and SARs granted during the period ended November 30, 2014		$16.94

The average remaining contractual term for those options and stock appreciation rights outstanding at November 30, 2014 is 5.08 years, with an aggregate intrinsic value of $18.0 million. The average remaining contractual terms for those options and stock appreciation rights that are exercisable as of November 30, 2014 is 3.66 years, with an aggregate intrinsic value of $8.9 million.
Employee Stock Purchase Plan
The Company also has an employee stock purchase plan, which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "offering period"). On the first day of an offering period (the “enrollment date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option pricing model. For the nine month period ended November 30, 2014, the Company issued 77,973 shares under the Employee Stock Purchase Plan.
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows:

Period ended November 30,	2014	2013
Compensation Expense	$3,342,071	$2,988,596
Income tax benefits	$1,169,725	$1,046,009
Unrecognized compensation cost related to stock appreciation rights, restricted stock units and the employee stock purchase plan at November 30, 2014 totals $4,832,716.
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
We have two operating segments, Energy and Galvanizing Services, as defined in our Annual Report on Form 10-K for the year ended February 28, 2014. Information regarding operations and assets by segment is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands)
Net Sales:
Energy	$130,052	$112,035	$361,133	$312,635
Galvanizing Services	94,781	85,720	273,243	258,077
Total Net Sales	224,833	197,755	634,376	570,712
Operating Income (Loss) (a):
Energy	16,729	11,853	29,422	35,634
Galvanizing Services	23,701	21,316	68,704	69,059
Total Segment Operating Income	40,430	33,169	98,126	104,693
General Corporate Expense (b)	6,771	8,012	13,595	25,670
Interest Expense	4,099	4,615	12,531	13,744
Other (Income) Expense, Net (c)	882	(7,370)	913	(11,852)
Total Corporate Expenses	11,752	5,257	27,039	27,562
Income Before Income Taxes	$28,678	$27,912	$71,087	$77,131
Total Assets:
Energy	$549,968	$551,704	$549,968	$551,704
Galvanizing Services	385,217	383,560	385,217	383,560
Corporate	46,154	53,911	46,154	53,911
	$981,339	$989,175	$981,339	$989,175

(a)
Segment operating income consists of net sales, less cost of sales, specifically identifiable selling, general and administrative expenses, and other income and expense items that are specifically identifiable to a segment.

(b)	General Corporate Expense consists of selling, general and administrative expenses that are not specifically identifiable to a segment.

(c)	Other expense, net includes gains or losses on sale of property, plant and equipment and other (income) expenses.

Financial Information About Geographical Areas
Below is a breakdown of selected financial information by geographical area:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands)
Net Sales:
U.S.	$177,801	$164,005	$516,127	$460,735
International	49,068	33,750	120,285	109,977
Eliminations	(2,036)	—	(2,036)	—
Total Net Sales	$224,833	$197,755	$634,376	$570,712

	November 30, 2014	February 28, 2014
Property, Plant and Equipment, Net:
U.S.	171,209	171,727
Canada	22,303	23,779
Other Countries	2,646	2,133
Total Property, Plant and Equipment, Net	$196,158	$197,639

5.	Warranty Reserves
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

Warranty Reserve
(unaudited)
(in thousands)
Balance at February 28, 2014	$1,338
Warranty costs incurred	(597)
Additions charged to income	288
Balance at May 31, 2014	$1,029
Warranty costs incurred	(149)
Additions charged to income	747
Balance at August 31, 2014	$1,627
Warranty costs incurred	(86)
Additions charged to income	407
Balance at November 30, 2014	$1,948

6.	Realignment Costs
As part of AZZ's ongoing efforts to optimize cost and effectiveness, during the second quarter of fiscal 2015, the Company underwent a review of its current management structure with respect to its segment and corporate operations and recorded realignment costs related to severance associated with changes needed to improve management efficiency and accountability. We also reserved for the disposition and write off of certain fixed assets in connection with the realignment. The total cost related to the realignment is estimated to be $4.0 million. One-time severance costs total $1.3 million and are included in Selling, General and Administrative Expense. The loss recognized from the disposition of certain fixed assets total $2.7 million and are included in Costs of Sales. The following table shows changes in the realignment accrual:

Realignment Accrual
(unaudited)
(in thousands)
Realignment costs accrued	$3,952
Realignment costs utilized	(2,986)
Balance at August 31, 2014	$966
Realignment costs utilized	$(415)
Balance at November 30, 2014	$551

7.	Acquisitions

Zalk Steel & Supply Co.

On June 30, 2014, we completed our acquisition of substantially all the assets of Zalk Steel & Supply Co. (“Zalk Steel”), a Minneapolis, Minnesota-based galvanizing company, for a purchase price of $10.5 million and the assumption of $0.3 million in liabilities.  The Company recorded $3.3 million of goodwill, which has been allocated to the Galvanizing Services Segment, and $3.4 million of intangible assets associated with this acquisition.  The intangible assets associated with the acquisition consist primarily of trade names, customer relationships and non-compete agreements.  These intangible assets are being amortized on a straight-line basis over a period of 19 years for customer relationships, 19 years for trade names, and 5 years for non-compete agreements.  Zalk Steel was acquired to expand AZZ's existing geographic footprint in North America. The goodwill arising from this acquisition was allocated to the Galvanizing Segment and is deductible for income tax purposes.

Unaudited pro forma results of operations assuming the Zalk Steel acquisition had taken place at the beginning of each period are not provided because the historical operating results of Zalk Steel were not significant and pro forma results would not be significantly different from reported results for the periods presented.

Aquilex Specialty Repair and Overhaul, LLC

On March 29, 2013, we completed our acquisition of all of the equity securities of Aquilex Specialty Repair and Overhaul LLC, a Delaware limited liability company (“WSI”), pursuant to the terms of the Securities Purchase Agreement dated February 22, 2013 (the “Purchase Agreement”). WSI provides the energy industry with specialty repair and overhaul solutions designed to improve mechanical integrity and extend component life. WSI offers services to a diverse base of blue-chip customers in the nuclear, fossil power, refining, chemical processing, pulp and waste-to-energy industries, serving clients that place a high value on reliability, quality and safety. WSI's offering is differentiated through advanced proprietary tooling and process technologies delivered by a uniquely skilled specialized workforce. The acquisition was part of AZZ's strategy to expand its offerings in the Energy Segment and to enhance AZZ's presence in the power generation market.

The Purchase Agreement provided for AZZ's acquisition of all equity securities of WSI for cash consideration in the amount of $275.7 million, which is comprised of $271.8 million as cash paid at closing and $3.9 million subsequently paid in connection with a purchase price adjustment based on working capital pursuant to the Purchase Agreement.

The following consolidated supplemental pro forma information assumes that the acquisition of WSI took place on March 1, 2013 for the income statements for the three and nine month periods ended November 30, 2013. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of WSI to reflect the decrease in interest expense that would have occurred under the new credit agreement entered into in connection with the acquisition of WSI and to reflect the decrease in depreciation and amortization expense that would have occurred assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on March 1, 2013, together with consequential tax effects. In addition, supplemental pro forma earnings were adjusted to exclude acquisition related costs of approximately $0.8 million and $4.3 million incurred during the three and nine month periods ended November 30, 2013, respectively.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
	(In thousands, except for per share amounts)
Net Sales	$224,833	$197,755	$634,376	$593,807
Net Income	$19,965	$19,212	$48,659	$52,659
Earnings Per Common Share
Basic Earnings Per Share	$0.78	$0.75	$1.90	$2.07
Diluted Earnings Per Share	$0.77	$0.75	$1.89	$2.05

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

None.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand and response to products and services offered by AZZ, including demand by the power generation markets, electrical transmission and distribution markets, the industrial markets, and the hot dip galvanizing markets; prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; changes in the political stability and economic conditions of the various markets that AZZ serves, foreign and domestic, customer requested delays of shipments, acquisition opportunities, currency exchange rates, adequacy of financing, and availability of experienced management and employees to implement AZZ’s continued growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; the continuing economic volatility in the U.S. and other markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business in AZZ’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014 and other filings with the SEC, available for viewing on AZZ’s website at www.azz.com and on the SEC’s website at www.sec.gov.
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
The following discussion should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014, and with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
Orders and Backlog
Our entire backlog relates to our Energy Segment. Our backlog was $300.3 million as of November 30, 2014, a decrease of $24.7 million, or 7.6%, as compared to $325.0 million as of February 28, 2014. Our book-to-ship ratio declined from 0.98 to 1 to 0.87 to 1 for the quarter ended November 30, 2014, as compared to the same period in the prior fiscal year. Incoming orders increased $2.4 million for the quarter compared to the same period in fiscal 2014. The table below includes the progression of the backlog and the acquired backlog related to the acquisition of WSI during fiscal 2014:

Backlog Table
(in thousands)(unaudited)

	Period Ended		Period Ended
Backlog	2/28/2014	$325,013	02/28/2013	$221,714
Acquired backlog		—		50,394
Bookings		200,158		181,680
Shipments		216,126		183,175
Backlog	5/31/2014	309,045	5/31/2013	270,613
Book to Ship Ratio		0.93		0.99
Bookings		213,433		213,151
Shipments		193,416		189,782
Backlog	8/31/2014	329,062	8/31/2013	293,982
Book to Ship Ratio		1.10		1.12
Bookings		196,108		193,748
Shipments		224,833		197,755
Backlog	11/30/2014	300,337	11/30/2013	289,975
Book to Ship Ratio		0.87		0.98
Segment Revenues
For the three and nine month periods ended November 30, 2014, consolidated revenues increased $27.1 million, or 13.7%, and $63.7 million, or 11.2%, respectively, as compared to the same periods in fiscal 2014.
The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Nine Months Ended
	11/30/2014	11/30/2013	11/30/2014	11/30/2013
	(In thousands)(unaudited)
Revenue:
Energy	$130,052	$112,035	$361,133	$312,635
Galvanizing Services	94,781	85,720	273,243	258,077
Total Revenue	$224,833	$197,755	$634,376	$570,712
Revenues for the Energy Segment increased 16.1% for the three months ended November 30, 2014, to $130.1 million as compared to the same period in fiscal 2014. This increase is attributable to a strong backlog which shipped during the quarter. Revenues increased by 15.5%, or $48.5 million for the nine months ended November 30, 2014 as compared to the same period in fiscal 2014. This increase in revenue is primarily attributable to the acquisition of WSI on March 29, 2013 which accounted for $184.2 million and $146.8 million in total revenue for the nine months ended November 30, 2014 and 2013 respectively.
Revenues for the Galvanizing Services Segment increased 10.6% for three months ended November 30, 2014, to $94.8 million as compared to the same period in fiscal 2014. The increase is attributable to higher volume along with slightly higher pricing due to mix. The increase in volume is primarily attributable to our Joliet facility returning to service, increases in demand in the petrochemical and transmission markets and the acquisition of Zalk Steel on June 30, 2014. Revenues increased by 5.9% for the nine months ended November 30, 2014, to $273.2 million as compared to the same period in fiscal 2014. The increase in revenue is attributable to the same factors listed above that contributed to the increase in revenue for the three month period ended November 30, 2014.
Segment Operating Income
Segment operating income for the Energy Segment increased by $4.9 million or 41.1% for the three months ended November 30, 2014 as compared to the same period in fiscal 2014. The increase in operating income relative to the same period in the prior year was attributable to higher sales volume, improved gross margins and lower selling, general and administrative costs as a percentage of sales. Operating income for the nine month period ended November 30, 2014 decreased by $6.2 million or 17.4%, as compared to the same period in fiscal 2014. This decrease was generally attributable to the $3.4 million of customer-requested shipping delays at Nuclear Logistics Inc. ("NLI") and WSI, $2.7 million in charges related to the previously announced realignment described in Note 6 and $5.2 million of certain cost overruns on projects at NLI and WSI which were partially offset by higher volume and related margin of $5.1 million.
Segment operating income for the Galvanizing Services Segment increased by $2.4 million or 11.2% for the three months ended November 30, 2014 as compared to the same period in fiscal 2014. Operating margins were 25.0% for the three month period ended November 30, 2014 compared to 24.9% for the same period in fiscal 2014. This slight increase was attributable to the net gain of $0.6 million in insurance proceeds related to our Arizona plant and lower selling, general and administrative costs as a percentage of sales which were partially offset by slightly higher zinc costs. We anticipate that we will receive additional insurance recoveries due to the Arizona fire. Operating income for the nine months ended November 30, 2014 decreased 0.5% to $68.7 million as compared to the same period in fiscal 2014. Operating margins were 25.1% for the nine months ended November 30, 2014, compared to 26.8% for the same period in fiscal 2014. The decrease was attributable to expenses related to the realignment program, increased depreciation and amortization expense due to the acquisition of Zalk Steel and reopening of the Joliet facility and slightly higher zinc costs.
General Corporate Expenses
General corporate expenses, (see Note 4 to the condensed consolidated financial statements) not specifically identifiable to a segment for the three and nine month periods ended November 30, 2014 were $6.8 million and $13.6 million, respectively. For the same respective periods in fiscal 2014, general corporate expenses were $8.0 million and $25.7 million. For the nine months ended November 30, 2014, the Company recognized a $9.1 million gain from the reversal of the contingent liability associated with the acquisition of Nuclear Logistics Inc. ("NLI"). Based on the criteria set forth in the acquisition agreement, we no longer believe an additional payment to the previous owners is probable. During the nine month period ended November 30, 2013, the Company incurred $4.3 million in acquisition costs as a result of the acquisition of WSI (see Note 6 to the condensed consolidated financial statements). Excluding acquisition costs and the gain from the reversal of the NLI contingency, for the nine month period ended November 30, general corporate expenses would have totaled $22.7 million and represented 3.6% of sales for the nine months ended November 30, 2014 and $21.4 million or 3.7% of sales for the nine month period ended November 30, 2013.

Interest
Net interest expense for the three and nine months ended November 30, 2014 was $4.1 million and $12.5 million, respectively. For the three and nine months ended November 30, 2013, net interest expense was $4.6 million and $13.7 million, respectively. The reduction was driven by lower debt levels in fiscal 2015 as compared to fiscal 2014. As of November 30, 2014, we had outstanding debt of $378.6 million, compared to $436.6 million outstanding as of November 30, 2013. Our debt to equity ratio was 0.91 to 1 at November 30, 2014, as compared to 1.17 to 1 at November 30, 2013.
Other (Income) Expense
For the three and nine months ended November 30, 2014, the amounts in other (income) expense was an expense of $0.9 million due to expenses related to foreign exchange losses. For the three month period ended November 30, 2013, the Company received insurance proceeds of $7.4 million, due to the fire at our Joliet facility. For the nine month period ended November 30, 2013, the Company recognized a $4.2 million gain as a result of a favorable lawsuit settlement, $8.2 million of insurance proceeds due to the fire at our Joliet facility along with other miscellaneous expenses.
Income Taxes
The provision for income taxes reflects an effective tax rate of 30.4% for the three months ended November 30, 2014, as compared to 33.9% for the same period in fiscal 2014. For the nine month period ended November 30, 2014 the effective tax rate was 31.6% compared to 36.0% for the same period in fiscal 2014. The decrease in rate for each period is primarily due to capturing U.S. Manufacturing deduction tax benefits and tax credits related to research and development and foreign taxes.
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
For the nine month period ended November 30, 2014, net cash provided by operating activities was $82.9 million, net cash used in investing activities was $29.0 million, and net cash used in financing activities was $37.8 million, resulting in a net increase in cash and cash equivalents of $16.4 million. For the nine month period ended November 30, 2013, net cash provided by operating activities was $94.6 million, net cash used in investing activities was $309.7 million, and net cash provided by financing activities was $210.5 million, resulting in a net decrease of cash and cash equivalents of $4.7 million. In comparison to fiscal 2014, the results in the statement of cash flows for the nine months ended November 30, 2014, is attributable to fewer capital expenditures and acquisitions during the period along with a reduction in borrowings under our long term debt and revolver agreements and an decrease in debt acquisition costs.

Our working capital was $167.2 million as of November 30, 2014, as compared to $177.9 million at November 30, 2013. The change in working capital for the compared periods is mainly attributable to an increase in costs and estimated earnings in excess of billings on uncompleted contracts which is partially offset by an increase in accounts payable and various other current liabilities.
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

The $75.0 million term facility under the Credit Agreement requires quarterly principal and interest payments commencing on June 30, 2013 through March 27, 2018, the maturity date.
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

As of November 30, 2014, we had $128.0 million of outstanding debt borrowed through the revolving credit facility provided under the Credit Agreement. As of November 30, 2014, we had letters of credit outstanding under the Credit Agreement in the amount of $12.3 million, which left approximately $84.7 million of additional credit available under the Credit Agreement.
As of November 30, 2014, the Company is in compliance with all of its debt covenants.

On October 28, 2011, the Company entered into a Private Shelf Agreement by and among the Company, Prudential Investment Management, Inc. (“Prudential”) and the other purchasers identified therein (the “Private Shelf Agreement”), pursuant to which the Company may issue and sell, through one or more private placement transactions, up to $100.0 million aggregate principal amount of Senior Notes (the “Shelf Notes”) with interest rates to be agreed upon by the Company and Prudential immediately prior to each issuance and sale of Shelf Notes (each, a “Note Offering” and together, the “Note Offerings”). Pursuant to the Private Shelf Agreement, the Company's payment obligations with respect to the Shelf Notes may be accelerated upon any Event of Default, as defined in the Private Shelf Agreement. Under the terms of the Credit Agreement, undertaking the Note Offerings will not otherwise constitute a default under the Credit Agreement. The Company has not undertaken any Note Offerings under the Private Shelf Agreement. This agreement has expired.
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
Commodity pricing
The Company manages its exposure to commodity prices through the use of the following:
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
Other
At November 30, 2014, we had outstanding letters of credit in the amount of $12.3 million. These letters of credit are issued, in lieu of performance and bid bonds, to some of our customers to cover any potential warranty costs that the customer might incur.

The following summarizes our operating leases, debt principal payments, and interest payments for the next five years and beyond.

	Operating Leases	Long-Term Debt	Interest	Total
	(In thousands)
2015	$1,782	$2,852	$4,424	$9,058
2016	6,798	21,786	13,933	42,517
2017	6,442	23,192	12,885	42,519
2018	4,586	16,629	11,851	33,066
2019	3,260	189,161	8,131	200,552
Thereafter	4,025	125,000	13,550	142,575
Total	$26,893	$378,620	$64,774	$470,287

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

Accruals for Contingent Liabilities - The amounts we record for estimated claims, such as self-insurance programs, warranty, environmental and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience and other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than what we estimate. In connection with our acquisition of NLI on June 1, 2012, we may be obligated to make an additional payment of up to $20.0 million which will be based on the future financial performance of the NLI business. Based on the cumulative performance to date and current forecast, we do not believe this additional payment will be probable and based on that determination, the accrual of $9.1 million was reversed during the second quarter of fiscal 2015.
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
Accounting for Income Taxes – We account for income taxes under the asset and liability method. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities.

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
We have elected to use a Black-Scholes pricing model in the valuation of our stock options and stock appreciation rights. Restricted stock units are valued at market value on the date of grant.
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
In the Energy Segment, we have exposure to commodity pricing for copper, aluminum, steel and nickel based alloys. Increases in price for these items are normally managed through escalation clauses in our customers' contracts, although during difficult market conditions customers' may resist these escalation clauses. In addition, we attempt to enter into firm pricing contracts with our vendors on material at the time we receive orders from our customers to minimize risk. We manage our exposures to commodity prices, primarily zinc used in our Galvanizing Services Segment, by utilizing agreements with zinc suppliers that include protective caps and fixed contracts to guard against escalating commodity prices. We also secure firm pricing for natural gas supplies with individual utilities when possible. We believe these agreements ensure adequate supplies and partially offset exposure to commodity price escalation.
As of November 30, 2014, the Company had exposure to foreign currency exchange rates related to our operations in Canada, China, Brazil, Poland, and the Netherlands.
We do not believe that a hypothetical change of 10% of the interest rate or currency exchange rate that are currently in effect or a change of 10% of commodity prices would have a significant adverse effect on our results of operations, financial position, or cash flows as long as we are able to pass along the increases in commodity prices to our customers. However, there can be no assurance that either interest rates, exchange rates or commodity prices will not change in excess of the 10% hypothetical amount or that we would be able to pass along rising costs of commodity prices to our customers, and such hypothetical change could have an adverse effect on our results of operations, financial position, and cash flows.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are party to certain legal proceedings that are incidental, all arising in the ordinary course of our business. Although the outcome of these lawsuits cannot be predicted with certainty, and the amount of any potential liability that could arise with respect to such lawsuits cannot be predicted, management does not currently expect the amount of any potential liability that could arise with respect to these matters, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s board of directors has authorized the repurchase of 2,500,000 shares of the Company’s outstanding common stock, par value $1 per share. The decision to repurchase shares under this share repurchase program will be based on market conditions and other factors at the time of the purchase. Repurchases under the share repurchase program will be made through open market purchases or private transactions, in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act.
As of November 30, 2014, no shares have been repurchased by the Company under this share repurchase program.
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

AZZ incorporated (Registrant)

DATE: January 9, 2015	By:	/s/ Paul W. Fehlman
Paul Fehlman Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by Registrant for the fiscal year ended February 28, 1981).

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

3.4	Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report on Form 10-Q filed by Registrant for the quarter ended August 31, 2000).

3.5	Amended and Restated Bylaws of AZZ incorporated (incorporated by reference to Exhibit 3(1) to the Current Report on Form 8-K filed by the Registrant on April 8, 2014).

10.1
Note Purchase Agreement dated March 31, 2008, by and among AZZ incorporated and the purchasers listed therein (incorporated by reference to Exhibit 10(1) of the Current Report on Form 8-K filed by the registrant on April 2, 2008).

10.2	AZZ incorporated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement for the 2008 Annual Shareholders Meeting).

10.3
Note Purchase Agreement, dated as of January 20, 2011, by and among AZZ incorporated and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on January 21, 2011).

10.4
Credit Agreement, dated as of March 27, 2013, by and among AZZ, Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the registrant on April 2, 2013).

10.5	AZZ incorporated 2014 Long Term Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement for the 2014 Annual Shareholders Meeting.)

10.6*	Form of Restricted Share Unit Award Agreement. Filed Herewith.

10.7*	Form of Stock Appreciation Rights Award Agreement. Filed Herewith.

10.8*	Form of Performance Award Agreement. Filed Herewith.

31.1	Chief Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 9, 2015. Filed Herewith.

31.2	Chief Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 9, 2015. Filed Herewith.

32.1	Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 9, 2015. Filed Herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 9, 2015. Filed Herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 * Indicates management contract or compensatory plan, contract or arrangement.