Form 10-K
period 2015-02-28
AZZ INC
filed 2015-04-22
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2015
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
Yes                    No
☐                       ☒
As of August 29, 2014 (the last business day of its most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,154,492,795 based on the closing sale price of $46.34 per share as reported on the New York Stock Exchange. For purposes of determining the above stated amount, only the directors, executive officers and 10% or greater shareholders of the registrant have been deemed affiliates; however, this does not represent a conclusion by the registrant that any or all such persons are affiliates of the registrant.
As of April 14, 2015, there were 25,765,025 shares of the registrant’s common stock ($1.00 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 14, 2015 (Proxy Statement) - Part III

AZZ incorporated
YEAR ENDED FEBRUARY 28, 2015

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
PART I
Item 1.    Business
AZZ incorporated (“AZZ”, the “Company”, "our" or “we”) was established in 1956 and incorporated under the laws of the State of Texas. We are a global provider of galvanizing services, welding solutions, specialty electrical equipment and highly engineered services to the power generation, transmission, distribution, refining and industrial markets. AZZ Galvanizing is a leading provider of metal finishing solutions for corrosion protection, including hot dip galvanizing to the North American steel fabrication industry. AZZ Energy is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in the energy markets worldwide.
As of March 1, 2014, our Electrical and Industrial Products and Services Segment was rebranded to the Energy Segment to more closely align the description of the segment with the nature of its operations and served markets. There have been no changes to the underlying information reported under this operating segment however, the new description will be included in the operating results for the years ended February 28, 2015, 2014 and 2013 and in future filings.
Energy Segment
AZZ's Energy Segment is a leading provider of specialized products and services designed to support industrial, nuclear and electrical applications. Our product offerings include custom switchgear, electrical enclosures, medium and high voltage bus ducts, explosion proof and hazardous duty lighting, nuclear safety-related equipment and tubular products. In addition to our product offerings, AZZ's Energy Segment focuses on extension of life cycle for the power generation, refining and industrial infrastructure, through automated weld overlay solutions for corrosion and erosion mitigation. The markets for our Energy Segment are highly competitive and consist of large multi-national companies, along with numerous small independent companies. Competition is based primarily on product quality, range of product line, price and service. While some of our competitors are much larger than us, our Energy Segment offers some of the most technologically advanced solutions and engineering resources developed from a legacy of proven, reliable product options, allowing AZZ Energy to be ideally positioned to meet the most challenging application-specific demands.
Copper, aluminum, steel and nickel based alloys are the primary raw materials used by this segment. We do not foresee any availability issues for these materials. We do not commit contractually to minimum volumes and increases in price for these items are normally managed through escalation clauses to the customer’s contracts. In addition, we look to get firm pricing contracts from our vendors on these materials at the time we receive orders from our customers, to minimize risk. Customers may resist these escalation clauses.

We sell this segment’s products through manufacturers’ representatives, distributors, agents and our internal sales force. We are not dependent on any single customer for this segment, and the loss of any single customer would not have a material adverse effect on our consolidated revenues or net income.
On March 29, 2013, we completed our acquisition of Aquilex Specialty Repair and Overhaul LLC, a Delaware limited liability company (“Aquilex SRO”). Aquilex SRO provides the energy industry with specialty repair and overhaul solutions designed to improve mechanical integrity and extend component life for critical equipment. This acquisition is part of our strategy to expand our offerings in the Energy Segment and to enhance our international footprint in the power generation and refining markets. Aquilex SRO is a market leader in weld overlay services for corrosion and erosion mitigation in power generation and refining facilities worldwide.
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
The acquisitions of NLI and Aquilex SRO allows AZZ to participate in the extension of life cycle for power generation, refining and petrochemical infrastructure globally. Prior to these acquisitions, our business was primarily driven by new construction projects in power generation, transmission, distribution and industrial markets. The addition of NLI and Aquilex SRO has successfully transformed the segment to be a service provider that focuses on safety, reliability and life extension for critical equipment in the energy markets. Following these acquisitions, the customer base for the segment is more global and more diversified, while our offering is a balanced mix of products and services. For additional information on recent acquisitions, please refer to Note 16 in the Notes to Consolidated Financial Statements.
For additional information on the Energy Segment's backlog and operating results, see Results of Operations within Item 7. For additional financial information by segment, see Note 13 of the Notes to Consolidated Financial Statements.

Galvanizing Services Segment
The Galvanizing Services Segment provides hot dip galvanizing to the steel fabrication industry through facilities located throughout the United States and Canada. Hot dip galvanizing is a metallurgical process in which molten zinc is applied to steel. The zinc alloying renders corrosion protection to fabricated steel for extended periods of up to 50 years. As of February 28, 2015, we operated thirty-six galvanizing plants, which are located in Alabama, Arkansas, Arizona, Colorado, Indiana, Illinois, Louisiana, Kentucky, Minnesota, Mississippi, Missouri, Ohio, Oklahoma, Tennessee, Texas, Virginia and West Virginia in the United States and Ontario, Quebec and Nova Scotia, Canada.
Galvanizing is a highly competitive business, and we compete with other galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternate forms of corrosion protection such as material selection (stainless steel or aluminum) or barrier protections such as powder coating, paint, and weathered steel. Our galvanizing markets are generally limited to areas within relatively close proximity to our galvanizing plants due to freight cost.
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
On June 30, 2014, we completed our acquisition of substantially all the assets of Zalk Steel & Supply Co. (“Zalk Steel”), a Minneapolis, Minnesota-based galvanizing company. Zalk Steel was acquired to expand AZZ's existing geographic footprint in North America.
On January 2, 2013, we acquired G3 Galvanizing Limited ("G3"), a company with operations in Halifax, Nova Scotia.
On October 1, 2012, we completed the acquisition of substantially all of the assets of Galvcast Manufacturing Inc. (“Galvcast”), a Canadian galvanizing company with operations in Ontario, and certain real property owned by an affiliate of Galvcast.
The G3 and Galvcast acquisitions were both made to complement and expand our existing geographic Canadian footprint. For additional information on recent acquisitions, please refer to Note 16 in the Notes to Consolidated Financial Statements.

For additional information on the Galvanizing Services Segment's backlog and operating results, see Results of Operations within Item 7. For additional financial information by segment, see Note 13 of the Notes to Consolidated Financial Statements.

Employees

As of February 28, 2015, the Company employed approximately 3,244 persons consisting of approximately 2,661 in the United States, approximately 327 in Canada, 230 in Europe, and 26 in other countries.

Executive Officers of the Registrant

Name	Age	Business Experience of Executive Officers for Past Five Years Position or Office with Registrant or Prior Employer	Held Since
Thomas E. Ferguson	58	President and Chief Executive Officer Chief Executive Officer, FlexSteel Pipeline Technologies, Inc. President, Flow Solutions Group, Flowserve Corp. President, Pump Division, Flowserve Corp.	2013 2013-2013 2009-2012 2003-2009
Paul W. Fehlman	51
Senior Vice President of Finance, Chief Financial Officer
Vice President, Finance, Engineered Products Division, Flowserve Corp.
Vice President, Investor Relations and FP&A, Flowserve Corp.
Vice President, Treasurer, Flowserve Corp.
			2014 2011-2013 2009-2011 2004-2009
Tim E. Pendley	53	Senior Vice President, Galvanizing Services Segment Vice President Operations, Galvanizing Services Segment	2009 2004-2009
Robert J. Steines	52	Vice President, Chief Accounting Officer Vice President, Corporate Controller, Great Lakes Dredge and Dock Vice President, Finance, Neuromodulation Division St. Jude Medical	2013 2012-2013 2006-2011
Tara D. Mackey	45
Chief Legal Officer and Secretary
Chief Legal Counsel and Corporate Secretary, First Parts, Inc.
General Counsel and Corporate Secretary, Silverleaf Resorts Inc.
VP, Assistant General Counsel and Corporate Secretary, SuperMedia LLC
			2014 2013-2014 2011-2013 2008-2011
Matt V. Emery	47	Vice President, Chief Information Officer Senior Director of Information Technologies, Hewlett-Packard	2013 2004-2013
Debbie R. Forester	53	Vice President, Human Resources Director Human Resources at Weir Oil & Gas Regional HR Business Partner and Manager of Human Resources at Chesapeake Energy, Inc.	2014 2014-2014 2008-2014
Chris M. Bacius	54	Vice President, Corporate Development Vice President Mergers & Acquisition, Flowserve Corporation Vice President Business Development, Flowserve Corporation	2014 2012-2014 2009-2012
Each executive officer was elected by the Board of Directors to hold office until the next Annual Meeting or until their successor is elected. No executive officer has any family relationships with any other executive officer of the Company.
Available Information
AZZ files or furnishes annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that AZZ files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including AZZ, that file electronically with the SEC. The public can obtain any documents that AZZ files with the SEC at http://www.sec.gov.
In addition, we make available, free of charge, on our Internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading “Investor Relations,” subheading “SEC Filings,” on our website at
http://www.azz.com.

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
Many of our competitors, primarily in our Energy Segment, are significantly larger and have substantially more resources. Competition is based on a number of factors, including price. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their products and services at lower prices than we are able to provide. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industries, maintain our customer base at current levels or increase our customer base.
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
Changes in greenhouse gas regulations could impact our operating results.
International agreements and national or regional legislation and regulatory measures to limit greenhouse emissions are currently in various stages of discussion or implementation. These and other greenhouse gas emissions-related laws, policies and regulations may result in substantial capital, compliance, operating and maintenance costs. The level of expenditure required to comply with these laws and regulations is uncertain and is expected to vary depending on the laws enacted in each jurisdiction, our activities in the particular jurisdiction, and market conditions.
The effect of regulation on our financial performance will depend on a number of factors including, not limited to, the sectors covered, the greenhouse gas emissions reductions required by law, the extent to which we would be entitled to receive emission allowance allocations or would need to purchase compliance instruments on the open market or through auctions, the price and availability of emission allowances and credits and the impact of legislation or other regulation on our ability to recover the costs incurred through the pricing of our products and services.

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
International and political events may adversely affect our Energy and Galvanizing Services Segments.
A portion of the revenues from our Energy and Galvanizing Services Segments are from international markets. The occurrence of any of the risks described below could have an adverse effect on our consolidated results of operations, cash flows and financial condition:

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
We purchase a wide variety of raw materials for our Energy Segment to manufacture our products, including steel, aluminum and copper. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability. In our Galvanizing Services Segment, zinc and natural gas represent a large portion of our cost of sales. The prices of zinc and natural gas are subject to volatility. The following factors, which are beyond our control, affect the price of raw materials and natural gas for our business segments: supply and demand; freight costs and transportation availability; trade duties and taxes; and labor disputes. We seek to maintain operating margins by attempting to increase the price of our products and services in response to increased costs, but may not be successful in passing these price increases through to our customers.
Our volume of fixed-price contracts for our Energy Segment could adversely affect our business.
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
Federal, state and local governments have a major impact on the framework and economics of the US nuclear power industry. Changes in laws or regulations regarding the operations of current nuclear facilities could have an impact on the demand for our products and services, which would have a negative impact on our operations. These sane risks are also associated with foreign nuclear power industries.
New regulations related to conflict minerals could adversely impact our business.
On August 22, 2012, the SEC adopted a rule pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act which establishes annual disclosure and reporting requirements for publicly-traded companies that use tin, tantalum, tungsten or gold (collectively, “conflict minerals”) mined from the Democratic Republic of Congo and adjoining countries in their products. There are costs associated with complying with these disclosure requirements, including for due diligence to determine the source of any conflict minerals used in our products and other potential changes to products, processes, or sources of supply. Despite our due diligence efforts, we may be unable to verify the origin of all conflict minerals used in our products. As a result, we may face reputational and other challenges with customers that require that all of the components incorporated in our products be certified as conflict-free.
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
Our use of percentage-of-completion accounting in the Energy Segment could result in a reduction or elimination of previously reported profits.
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
We may not be able to fully realize the revenue value reported in our backlog for our Energy Segment.
We have a backlog of work in our Energy Segment. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Backlog develops as a result of new business secured, which represents the revenue value of new project commitments received by us during a given period. Backlog consists of projects which have either (1) not yet been started or (2) are in progress and are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, projects that were recorded as new business are cancelled. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, we may also incur additional costs resulting from underutilized assets if projects are cancelled.
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
Other than an immaterial number of employees at four of our wholly-owned subsidiaries, none of our employees are currently represented by unions. However, our U.S. based employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If some or our entire workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Any changes in regulations, the imposition of new regulations, or the enactment of new legislation could have an adverse impact on our business; to the extent it becomes easier for workers to obtain union representation.
AZZ’s flexibility to operate its business could be impacted by provisions in its debt obligations.
AZZ’s debt instruments contain covenants which restrict or prohibit certain actions (“negative covenants”), including, but not limited to, AZZ’s ability to incur debt, create or suffer to exist liens, capital spending limits, engage in certain merger, acquisition, or divestiture actions, or increase dividends beyond a specific level. AZZ’s debt instruments also contain covenants requiring AZZ to, among other things, maintain specified financial ratios (“affirmative covenants”). Failure to comply with these negative covenants and affirmative covenants could result in an event of default that, if not cured or waived, could restrict the Company’s access to liquidity and have a material adverse effect on the Company’s business or prospects. If the Company does not have enough cash to service its debt or fund other liquidity needs, AZZ may be required to take actions such as requesting a waiver from lenders, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. AZZ cannot assure that any of these remedies can be effected on commercially reasonable terms or at all.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
The following table sets forth information about the Company’s principal facilities, owned or leased, on February 28, 2015:

Location	Land/Acres	Buildings/Sq. Footage	Segment/Occupant
Crowley, Texas	29.7	201,000	Energy Segment
Houston, Texas	5.4	61,600	Energy Segment
Richland, Mississippi	6.7	60,981	Energy Segment
Pittsburg, Kansas	15.3	87,800	Energy Segment
Medway, Massachusetts	—	(Leased) 85,000	Energy Segment
Fulton, Missouri	—	(Leased) 126,300	Energy Segment
Hamilton, Ontario Canada	—	(Leased) 78,000	Energy Segment
St. Catharines, Ontario Canada *	4.6	47,500	Energy Segment
Fort Worth, Texas	—	(Leased) 201,000	Energy Segment
Norcross, Georgia	5.5	(Leased) 15,000	Energy Segment
Norcross, Georgia	11.0	(Leased) 161,229	Energy Segment
College Station, Texas	—	(Leased) 1,000	Energy Segment
Chanute, Kansas	—	(Leased) 1,000	Energy Segment
Spring, Texas	—	(Leased) 1,000	Energy Segment
York, Pennsylvania	—	(Leased) 4,855	Energy Segment
St. Petersburg, Florida	6.4	(Leased) 26,155	Energy Segment
Edmonton, AB Canada	—	(Leased) 17,680	Energy Segment
Hellevoetsluis, Netherlands	1.6	(Leased) 30,785	Energy Segment
Radom, Poland	—	(Leased) 56,000	Energy Segment
Osasco, Brazil	—	(Leased) 1,000	Energy Segment
Barueri, Brazil	0.4	(Leased) 1,217	Energy Segment
Beaumont, Texas	12.9	33,700	Galvanizing Services Segment
Crowley, Texas	28.5	79,200	Galvanizing Services Segment
Houston, Texas	25.2	61,800	Galvanizing Services Segment
Houston, Texas	23.7	128,764	Galvanizing Services Segment
Hurst, Texas	9.2	51,583	Galvanizing Services Segment
Waskom, Texas	10.6	30,400	Galvanizing Services Segment
Moss Point, Mississippi	13.5	16,000	Galvanizing Services Segment
Richland, Mississippi	5.6	22,800	Galvanizing Services Segment
Citronelle, Alabama	10.8	34,000	Galvanizing Services Segment
Goodyear, Arizona	16.8	36,800	Galvanizing Services Segment
Prairie Grove, Arkansas	11.5	34,000	Galvanizing Services Segment
Belle Chasse, Louisiana	9.5	34,000	Galvanizing Services Segment
Port Allen, Louisiana	22.2	48,700	Galvanizing Services Segment
Cincinnati, Ohio	15.0	81,700	Galvanizing Services Segment
Canton, Ohio	13.6	60,756	Galvanizing Services Segment
Hamilton, Indiana	49.3	110,700	Galvanizing Services Segment
Muncie, Indiana	6.6	50,200	Galvanizing Services Segment
Plymouth, Indiana	40.0	42,900	Galvanizing Services Segment
Joliet, Illinois	12.0	113,900	Galvanizing Services Segment
Dixon, Illinois	21.3	59,600	Galvanizing Services Segment
Peoria, Illinois	7.4	42,600	Galvanizing Services Segment

Peoria, Illinois	—	(Leased) 66,400	Galvanizing Services Segment
Winsted, Minnesota	10.4	81,200	Galvanizing Services Segment
Bristol, Virginia	3.6	38,000	Galvanizing Services Segment
Poca, West Virginia	22.0	14,300	Galvanizing Services Segment
Commerce, Colorado	3.9	31,940	Galvanizing Services Segment
Chelsea, Oklahoma	15.0	30,700	Galvanizing Services Segment
Tulsa, Oklahoma	29.8	186,726	Galvanizing Services Segment
Port of Catoosa, Oklahoma	4.0	(Leased) 42,360	Galvanizing Services Segment
Nashville, Tennessee	12.0	27,055	Galvanizing Services Segment
St. Louis, Missouri	5.6	1,800	Galvanizing Services Segment
Kansas City, Missouri	—	(Leased) 18,000	Galvanizing Services Segment
Minneapolis, Minnesota	4.3	67,260	Galvanizing Services Segment
Louisville, Kentucky	5.9	23,007	Galvanizing Services Segment
Montreal, QC Canada	4.4	85,000	Galvanizing Services Segment
Acton, ON Canada	6.3	32,090	Galvanizing Services Segment
Acton, ON Canada	4.1	24,180	Galvanizing Services Segment
Halifax, NS Canada	2.9	33,832	Galvanizing Services Segment
Fort Worth, Texas	—	(Leased) 41,000	Corporate Offices

*St. Catharines, Ontario Canada property currently unoccupied and held for sale.

Item 3.    Legal Proceedings

The Company and its subsidiaries are named defendants in various routine lawsuits incidental to our business.  These proceedings include labor and employment claims, use of the Company’s intellectual property, worker’s compensation and various environmental  matters, all arising in the normal course of business.  Although the outcome of these lawsuits or other proceedings cannot be predicted with certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other matters cannot be predicted at this time, management, after consultation with legal counsel, does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock, $1.00 par value (“Common Stock”), is traded on the New York Stock Exchange under the symbol “AZZ”. The following table sets forth the high and low sales prices of our Common Stock on the New York Stock Exchange on a quarterly basis for each of the two fiscal years ended February 28, 2015 and 2014.

	High	Low	Dividends Declared
2015
First Quarter	$46.82	$41.50	$0.14
Second Quarter	$49.09	$41.30	$0.14
Third Quarter	$47.67	$36.84	$0.15
Fourth Quarter	$47.96	$38.64	$0.15

2014
First Quarter	$49.10	$40.71	$0.14
Second Quarter	$44.14	$34.61	$0.14
Third Quarter	$49.47	$37.35	$0.14
Fourth Quarter	$49.64	$40.00	$0.14
The payment of dividends is within the discretion of our Board and is dependent on our earnings, capital requirements, operating and financial condition and other factors. AZZ has paid dividends quarterly over the last three fiscal years. Dividends paid totaled $14.9 million, $14.3 million, and $13.4 million during fiscal 2015, 2014, and 2013, respectively. Dividend payments are restricted to total payments of $20.0 million per fiscal year based on covenants with the Company's lenders. AZZ fully expects to continue to pay dividends. However, the decision is within the discretion of our Board and we expect any future payments will be made on a quarterly basis.
In January of 2012, our Board authorized the repurchase of up to ten percent of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization will be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. We did not repurchase any shares of Common Stock during the fiscal year ended February 28, 2015.
The approximate number of holders of record of our Common Stock at February 28, 2015 was 890. See Item 12 of this Report for information regarding securities authorized for issuance under equity compensation plans.

STOCK PRICE PERFORMANCE GRAPH
The following graph illustrates the five-year cumulative total return on investments in our Common Stock, the CRSP Index for NYSE Stock Market (U.S. Companies) and the CRSP Index for NYSE Stocks (SIC 5000-5099 US Companies). These indices are prepared by Zacks Investment Research, Inc. AZZ’s Common Stock is listed on The New York Stock Exchange and AZZ is engaged in two industry segments. The shareholder return shown below is not necessarily indicative of future performance. Total return, as shown, assumes $100 invested on February 28, 2010, in shares of AZZ Common Stock and each index, all with cash dividends reinvested. The calculations exclude trading commissions and taxes.
Comparison of Five Year-Cumulative Total Returns
Value of $100 Invested on February 28, 2010
For Fiscal Year Ended on the Last Day of February

Legend

Symbol	CRSP Total Returns Index for:	2/10	2/11	2/12	2/13	2/14	2/15
	AZZ incorporated	100.00	139.41	167.73	303.41	305.75	317.10
	CRSP Index for NYSE Stock Market (US Companies)	100.00	123.86	127.79	147.43	181.28	203.46
	CRSP Index for NYSE Stocks (SIC 5000-5099	100.00	132.30	152.47	172.08	216.52	224.22
	US Companies) Wholesale Trade - Durable Goods
Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100 on 02/28/2010.
See the equity compensation plan information in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

 Item 6.        Selected Financial Data.

	Fiscal Year
	2015	2014 (a)	2013 (b)	2012 (c)	2011 (d)
	(In thousands, except per share amounts)
Summary of operations:
Net sales	$816,687	$751,723	$570,594	$469,112	$380,649
Net income	64,943	59,597	60,456	40,736	34,963
Earnings per share:
Basic earnings per common share	2.53	2.34	2.39	1.62	1.40
Diluted earnings per common share	2.52	2.32	2.37	1.61	1.39
Total assets	936,914	953,253	694,205	606,775	566,525
Total debt	337,848	405,616	210,714	225,000	225,000
Total liabilities	516,862	577,340	360,271	319,166	310,507
Shareholders’ equity	420,052	375,913	333,934	287,609	256,018
Working capital	149,492	152,165	143,533	224,757	225,833
Cash provided by operating activities	118,157	107,275	92,738	64,065	42,085
Capital expenditures	29,377	43,472	24,923	19,784	16,411
Depreciation & amortization	46,089	43,305	29,363	22,595	22,166
Cash dividend per common share	0.58	0.56	0.53	0.50	0.50
Weighted average shares outstanding - basic	25,676	25,514	25,320	25,132	24,923
Weighted average shares outstanding - diluted	25,778	25,693	25,561	25,362	25,201

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
Overview

As mentioned in Item 1, AZZ operates two distinct business segments, the Energy Segment and the Galvanizing Services Segment. Our discussion and analysis of financial condition and results of operations is divided by each of our segments along with corporate costs and other costs not specifically identifiable to a segment. For a reconciliation of segment operating income to pretax income, see Note 13 to the Consolidated Financial Statements. References herein to fiscal years are to the twelve-month periods that end in February of the relevant calendar year. For example, the twelve-month period ended February 28, 2015 is referred to as “fiscal 2015” or “fiscal year 2015.”

For the fiscal year ended February 28, 2015, we recorded net sales of $816.7 million compared to the prior year’s net sales of $751.7 million. Of the total net sales for fiscal 2015, approximately 56.1% of our net sales were generated from the Energy Segment and approximately 43.9% were generated from the Galvanizing Services Segment. Net income for fiscal 2015 was $64.9 million compared to $59.6 million for fiscal 2014. Net income as a percentage of net sales was 8.0% for fiscal 2015 as compared to 7.9% for fiscal 2014. Earnings per share increased by 8.6% to $2.52 per share for fiscal 2015 compared to $2.32 per share for fiscal 2014, on a diluted basis.

Results of Operations
Year ended February 28, 2015 compared with year ended February 28, 2014
Backlog
We ended fiscal 2015 with a backlog of $332.6 million, an increase of 2.3% as compared to fiscal 2014. The Company's backlog as of year end pertains to the Energy Segment's operations. The book-to-ship ratio remained relatively flat at 1.01 to 1 for fiscal 2015 and 2014.
The following table reflects bookings and shipments for fiscal 2015 and 2014.
Backlog Table
(In thousands)

	Period Ended		Period Ended
Backlog	2/28/2014	$325,013	2/28/2013	$221,714
Bookings		824,269		759,935
Acquired Backlog		—		95,087
Shipments		816,687		751,723
Backlog as reported	2/28/2015	$332,595	2/28/2014	$325,013
Book-to-Ship Ratio		1.01		1.01

Net Sales
Our total net sales for fiscal 2015 increased by $65.0 million, or 8.6%, as compared to fiscal 2014.
The following table reflects the breakdown of revenue by segment:

	2015	2014
	(In thousands)
Net sales:
Energy	$458,339	$416,106
Galvanizing Services	358,348	335,617
Total Net Sales	$816,687	$751,723
Our Energy Segment recorded net sales for fiscal 2015 of $458.3 million, an increase of 10.1% compared to fiscal 2014 net sales of $416.1 million. The increase in net sales for fiscal 2015 was attributable to organic growth in our legacy energy businesses and reporting a full year of results for Aquilex SRO. As noted in Item 1 and in Note 16 of the Notes to the Consolidated Financial Statements, Aquilex SRO was acquired on March 29, 2013, therefore, only eleven months of activity was included within fiscal 2014 results.
Our Galvanizing Services Segment, which consisted of thirty-six hot dip galvanizing facilities as of February 28, 2015, generated net sales of $358.3 million, a 6.8% increase from the prior year’s net sales of $335.6 million. The volume of steel processed for the fiscal year, and selling price increased slightly for fiscal 2015 as compared to fiscal 2014. The acquisition of Zalk Steel along with our Joliet facility operating for a full year during fiscal 2015 also attributed to the increase in net sales and volumes. Joliet had previously been closed as a result of fire damage that occurred in fiscal 2013. Historically, net sales for the Galvanizing Service Segment have followed closely the condition of the industrial sector of the general economy.

Operating Income
Operating income for the Energy Segment decreased $5.8 million, or 13.1%, for fiscal 2015, to $38.7 million as compared to $44.5 million for fiscal 2014. Operating margins for this segment were 8.4% for fiscal 2015 as compared to 10.7% for fiscal 2014. This decrease was generally attributable to charges related to the previously announced realignment described in Note 6 in the Notes to the Consolidated Financial Statements and certain cost overruns on projects at NLI and Aquilex SRO recognized in the second quarter.

Operating income for the Galvanizing Service Segment increased $0.8 million, or 0.9%, for fiscal 2015 to $88.6 million as compared to $87.8 million for the prior year. Operating margins were 24.7% for fiscal 2015 as compared to 26.2% for fiscal 2014. Operating income was negatively impacted by higher zinc costs of approximately 5.3%.
Corporate expenses were $20.4 million for fiscal 2015 and $32.2 million for fiscal 2014. During fiscal 2015, the Company recognized a $9.1 million gain from the reversal of the contingent liability associated with the acquisition of NLI. Based on the criteria set forth in the acquisition agreement, we no longer believe an additional payment to the previous owners is probable. During fiscal 2014, the Company incurred $5.4 million in acquisition costs as a result of the acquisition of Aquilex SRO (see Note 16 to the consolidated financial statements). Excluding acquisition costs and the gain from the reversal of the NLI contingency, for the year, general corporate expenses would have totaled $29.5 million and represented 3.6% of sales for fiscal 2015 and $26.8 million or 3.6% of sales for fiscal 2014.
Interest
Interest expense for fiscal 2015 decreased 10.0% to $16.6 million as compared to $18.4 million in fiscal 2014. This decrease is the result of lower borrowings during fiscal 2015 stemming from mandatory and elective principal reductions. For additional information on outstanding debt, see Note 12 of the Notes to the Consolidated Financial Statements. As of February 28, 2015, we had outstanding debt of $337.8 million compared to $405.6 million at the end of fiscal 2014. AZZ's debt to equity ratio was 0.80 to 1 at the end of fiscal 2015 compared to 1.08 to 1 at the end of fiscal 2014.
Net Gain On Sale of Property, Plant and Equipment and Insurance Proceeds
We recorded a net gain of $2.5 million from the sale of plant, property and equipment and insurance proceeds during fiscal 2015. The gain is primarily attributable to the property, plant and equipment lost as a result of the fires at our Joliet, Illinois, Goodyear, Arizona and New Orleans, Louisiana galvanizing facilities, offset by insurance proceeds. During fiscal 2014, the Company recorded a net gain of $8.0 million from the sale of plant, property and equipment and insurance proceeds as the result of the fire that occurred at our galvanizing facility in Joliet, Illinois.
Other (Income) Expense
For fiscal 2015, a total of $2.7 million in expense was recorded to other (income) expense, net. A portion of these expenses was attributable to the cleanup efforts at our New Orleans, Louisiana and Goodyear, Arizona galvanizing facilities. For fiscal 2014, we recorded $4.2 million of other income, net, which was primarily attributable to a lawsuit settlement with a former employee due to a non-compete violation.
Provision For Income Taxes
The provision for income taxes reflected an effective tax rate of 27.9% for fiscal 2015 and 36.5% for fiscal 2014. The Company's tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but may not be consistent from year to year. The most significant impacts on the difference between our statutory U.S. federal income tax rate of 35.0% and our effective tax rate are as follows: (i) a tax rate reduction of 3.4% was the result of certain U.S. tax law available in prior years through December 2014 for research and development credits; (ii) a tax rate reduction of 3.4% resulting from release of valuation allowances from prior year net operating loss carryforwards.
A valuation allowance was recorded for net operating losses against certain deferred tax assets for both fiscal 2015 and 2014. We will review the need for these allowances within the next fiscal year. If sufficient evidence becomes available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed, we will release the valuation allowance.
Year ended February 28, 2014 compared with year ended February 28, 2013
Backlog
We ended fiscal 2014 with a backlog of $325.0 million, an increase of 46.6% as compared to the ending backlog for fiscal 2013 of $221.7 million. The Company's backlog as of year end pertains to the Energy Segment's operations. The book-to-ship ratio remained relatively flat at 1.01 to 1 for fiscal 2014 and 2013. However, the increase in backlog is attributable to the acquisition of Aquilex SRO during fiscal 2014.
The following table reflects bookings and shipments for fiscal 2014 and 2013.
Backlog Table
(In thousands)

	Period Ended		Period Ended
Backlog	2/28/2013	$221,714	2/29/2012	$138,621
Bookings		759,935		575,196
Acquired Backlog		95,087		78,491
Shipments		751,723		570,594
Backlog as reported	2/28/2014	$325,013	2/28/2013	$221,714
Book-to-Ship Ratio		1.01		1.01

Net Sales
Our consolidated net sales for fiscal 2014 increased by $181.1 million, or 31.7%, as compared to fiscal 2013.
The following table reflects the breakdown of revenue by segment:

	2014	2013
	(In thousands)
Net sales:
Energy	$416,106	$233,555
Galvanizing Services	335,617	337,039
Total Net Sales	$751,723	$570,594
Our Energy Segment recorded net sales for fiscal 2014 of $416.1 million, an increase of 78.2% compared to fiscal 2013 net sales of $233.6 million. The increase in net sales for fiscal 2014 was mainly attributable to the acquisitions of NLI and Aquilex SRO. NLI contributed $51.5 million in net sales or 12.4% of the segment net sales, and Aquilex SRO contributed $200.6 million, or 48.2% of the segment net sales, for fiscal 2014. NLI contributed $45.3 million in net sales or 19.3% of the segment net sales, for fiscal 2013. Without the acquisition of NLI and Aquilex SRO, revenues for this segment would have decreased by 12.9%, due to softness in domestic power generation and gas drilling markets.
Our Galvanizing Services Segment, which consisted of thirty-five hot dip galvanizing facilities as of February 28, 2014, generated net sales of $335.6 million, a 0.4% decrease from the prior year’s revenues of $337.0 million. The volume of steel processed for fiscal 2014 decreased slightly, however, its effect was partially offset by increased selling price as compared to fiscal 2013. Our Canadian operations, which include Galvan, Galvcast and G3, generated $39.9 million of this segment’s net sales for fiscal 2014, as compared to $23.1 million in fiscal 2013. Excluding net sales attributable to the acquisition of the Canadian operations, the net sales for the Galvanizing Services Segment reflected a decline in volume by 7.8% and an increase in selling price by 1.8% for fiscal 2014, as compared to fiscal 2013. The decline in volumes reflected softness in the electrical utility market, led by fewer large scale solar projects and the accompanying transmission lines. In addition, the bridge and highway market segment softened on reduced highway spending. Historically, net sales for the Galvanizing Service Segment have followed closely the condition of the industrial sector of the general economy.
Operating Income
Operating income for the Energy Segment increased $12.4 million, or 38.8%, for fiscal 2014, to $44.5 million as compared to $32.1 million for fiscal 2013. Operating margins for this segment were 10.7% for fiscal 2014 as compared to 13.7% for fiscal 2013. As previously stated, the majority of the increase in operating income for this segment was a result of the acquisition of Aquilex SRO. Aquilex SRO contributed $15.5 million in operating income for fiscal 2014, or 34.8% of the segment's total operating income. NLI contributed $5.4 million in operating income for fiscal 2014, or 12.1% of the segment’s total operating income. Without the amortization of intangibles resulting from the acquisition of NLI and Aquilex SRO, operating income for the segment would have been $57.4 million and operating margins would have been 13.8% for fiscal 2014. Operating margins were lower than prior year for the same period due to lower margins for the newly acquired services business in comparison to the product offering.
Operating income for the Galvanizing Service Segment decreased $0.7 million, or less than 1.0%, for fiscal 2014 to $87.8 million as compared to $88.5 million for the prior year. Operating margins remained relatively flat at 26.2% for fiscal 2014 as compared to 26.3% for fiscal 2013.

General corporate expenses were $32.2 million for fiscal 2014 and $22.6 million for fiscal 2013. As a percentage of sales, general corporate expenses were 4.3% for fiscal 2014 as compared to 4.0% in fiscal 2013 primarily due to increased acquisition related costs in fiscal 2014. During fiscal 2014, the Company expensed $5.4 million in costs related to the acquisition of Aquilex SRO compared to $1.7 million of costs in fiscal 2013 related to the acquisitions of NLI, Galvcast, and G3.
Interest
Interest expense for fiscal 2014 increased 40.8% to $18.4 million as compared to $13.1 million in fiscal 2013 primarily due to the increased amount of outstanding debt driven by our acquisitions in fiscal 2014. Debt balances at the end of fiscal 2014 were $405.6 million compared to $210.7 million at the end of fiscal 2013. Our debt as a percentage of shareholders’ equity ratio was 1.08 to 1 at the end of fiscal 2014 compared to 0.63 to 1 at the end of fiscal 2013.
Net Gain On Sale of Property, Plant and Equipment and Insurance Proceeds
For the year ended February 28, 2014, the Company received a portion of the insurance proceeds in the amount of $10.9 million as compared to $13.1 million in fiscal 2013 for the fire that occurred at our galvanizing facility in Joliet, Illinois. Of the $10.9 million received during fiscal 2014, $2.8 million related to business interruption reimbursement, and $8.0 million was reported as an item under Net Gain on Sale of Property, Plant and Equipment and Insurance Proceeds. For fiscal 2013, the Company reported a total of $8.3 million under Net Gain on Sale of Property, Plant and Equipment and Insurance Proceeds, the majority of which were attributable to insurance proceeds from the Joliet fire as noted previously.
Other (Income) Expense
For fiscal 2014 and 2013, the amounts in other income was $4.2 million and $1.2 million, respectively. We recorded other income of $4.2 million in fiscal 2014 for the lawsuit settlement with a former employee due to a non-compete violation and fiscal 2013 was a result primarily of scrap sales.
Provision For Income Taxes
The provision for income taxes reflected an effective tax rate of 36.5% for fiscal 2014 and 35.9% for fiscal 2013. Our tax rate was affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It was also affected by discrete items that may occur in any given year, but are not consistent from year to year. There was not a significant impact on the difference between our statutory U.S. federal income tax rate of 35.0% and our effective tax rate.

Liquidity and Capital Resources
We have historically met our cash needs through a combination of cash flows from operating activities along with bank and bond market debt. Our cash requirements are generally for operating activities, cash dividend payments, capital improvements, debt repayment and acquisitions. We believe that our cash position, cash flows from operating activities and our expectation of continuing availability to draw upon our credit facilities are sufficient to meet our cash flow needs for the foreseeable future.
Net cash provided by operating activities for fiscal 2015 was $118.2 million compared to $107.3 million provided by operating activities for fiscal 2014. The increase in cash provided by operating activities for fiscal 2015 is primarily attributable to higher earnings and less impact during the year by changes in working capital. During fiscal 2014, the impact of changes in working capital was much greater due to the acquisition of Aquilex SRO and the fire at the Joliet Facility.
Net cash used in investing activities for fiscal 2015 was $39.6 million compared to net cash used in investing activities of $311.0 million for fiscal 2014. The decrease in cash used during fiscal 2015 was attributable to the acquisition of Aquilex SRO, insurance proceeds received for the Joliet fire, and higher capital expenditures in fiscal 2014.
Net cash used in financing activities for fiscal 2015 was $82.4 million compared to net cash provided by financing activities of $176.3 million for fiscal 2014. The increase in cash used during fiscal 2015 was primarily attributable to reduced borrowings under our debt agreements.

We consider the undistributed earnings of our foreign subsidiaries as of fiscal year ended February 28, 2015, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Should the Company decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States. As of fiscal year ended February 28, 2015, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $8.8 million. We have not, nor do we anticipate the need to repatriate earnings to the United States to satisfy domestic liquidity needs arising in the ordinary course of business including liquidity needs associated with our domestic debt service requirements. However, the Company may repatriate some cash to the U.S. through settlement of inter-company loans or return of capital distributions in a tax efficient manner.
During fiscal 2015, we spent $40.9 million on capital expenditures including acquisitions, net of cash. The breakdown of capital spending by segment for fiscal 2015, 2014 and 2013 can be found in Note 13 to the Consolidated Financial Statements.
On March 27, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America and other lenders. The Credit Agreement provided for a $75.0 million term facility and a $225.0 million revolving credit facility that included a $75.0 million “accordion” feature. The Credit Agreement is used to provide for working capital needs, capital improvements, dividends, future acquisitions and letter of credit needs.
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
Interest rates for borrowings under the Credit Agreement are based on either a Eurodollar Rate or a Base Rate plus a margin ranging from 1.0% to 2.0% depending on our Leverage Ratio. The Eurodollar Rate is defined as LIBOR for a term equivalent to the borrowing term (or other similar interbank rates if LIBOR is unavailable). The Base Rate is defined as the highest of the applicable Fed Funds rate plus 0.50%, the Prime rate, or the Eurodollar Rate plus 1.0% at the time of borrowing. The Credit Agreement also carries a Commitment Fee for the unfunded portion ranging from 0.20% to 0.30% per annum, depending on our Leverage Ratio.

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
As of February 28, 2015, the Company was in compliance with all of its debt covenants.
Historically, we have not experienced a significant impact on our operations from increases in general inflation other than for specific commodities. We have exposure to commodity price increases in both segments of our business, primarily copper, aluminum, steel and nickel based alloys in the Energy Segment and zinc and natural gas in the Galvanizing Services Segment. We attempt to minimize these increases through escalation clauses in customer contracts for copper, aluminum, steel and nickel based alloys, when market conditions allow and through fixed cost contract purchases on zinc. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process, supply chain management, and through increases in prices where competitively feasible.

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
Contractual Commitments
The following summarizes the Company’s operating leases, debt and interest payments for the next five fiscal years and thereafter.

	Operating Leases	Debt	Interest	Total
	(In thousands)
2016	$6,955	$21,866	$13,332	$42,153
2017	6,415	23,192	12,283	41,890
2018	4,561	16,629	11,247	32,437
2019	3,257	151,161	7,973	162,391
2020	1,204	—	6,775	7,979
Thereafter	2,758	125,000	6,775	134,533
Total	$25,150	$337,848	$58,385	$421,383

Commodity pricing
We have no contracted commitments for any commodities including steel, aluminum, natural gas, nickel based alloys, copper, zinc or any other commodity, except for those entered into under the normal course of business.
Other
At February 28, 2015, the Company had outstanding letters of credit in the amount of $13.0 million. These letters of credit are issued to a portion of the Company’s customers in our Energy Segment to cover any potential warranty costs, performance issues, insurance reserves and bid bonds. In addition, as of February 28, 2015, a warranty reserve in the amount of $2.3 million has been provided to offset any future warranty claims.
The Company has been named as a defendant in certain lawsuits that arose in the normal course of business. In the opinion of management, after consulting with legal counsel, the potential liabilities, if any, resulting from these matters would not have a material effect on our financial position, results of operations or cash flow.
Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances and form the basis for our conclusions. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition, impairment of long-lived assets, identifiable intangible assets and goodwill, accounting for income taxes, stock options, stock appreciation rights and restricted stock units. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 to the Consolidated Financial Statements.
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

Accruals for Contingent Liabilities - The amounts we record for estimated claims, such as self-insurance programs, warranty, environmental and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience and other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than what we estimate. In connection with our acquisition of NLI on June 1, 2012, we may be obligated to make an additional payment of up to $20.0 million which will be based on the future financial performance of the NLI business. Based on the cumulative performance to date and current forecast, we do not believe this additional payment will be probable and based on that determination, the accrual recorded at the end of fiscal 2014 of $9.1 million was reversed during the second quarter of fiscal 2015.
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
Accounting for Income Taxes – Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.
In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. GAAP states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. We may (1) record unrecognized tax benefits as liabilities in accordance with GAAP and (2) adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

We currently do not record unrecognized tax benefits related to U.S. federal, state or, foreign tax exposure. We continue to review our tax exposure for any significant need to record unrecognized tax benefits in the future.

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We have not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $17.5 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. If we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

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

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.
Market risk affecting our operations results primarily from changes in interest rates and commodity prices. As of February 28, 2015, we had no involvement with derivative financial instruments.
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

As of February 28, 2015, the Company had exposure to foreign currency exchange rates related to our operations in Canada, China, Brazil, Poland, and the Netherlands.
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

Item 8.        Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
AZZ incorporated
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of AZZ incorporated as of February 28, 2015 and 2014 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2015. Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. We have also audited AZZ incorporated’s internal control over financial reporting as of February 28, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AZZ incorporated’s management is responsible for these financial statements, financial statement schedule, maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements, financial statement schedule and to express an opinion on the company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AZZ incorporated as of February 28, 2015 and 2013 and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, AZZ incorporated maintained, in all material respects, effective internal control over financial reporting as of February 28, 2015, based on the COSO criteria.
Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Zalk Steel & Supply Co., whose acquisition was completed on June 30, 2014. Zalk Steel & Supply Co. is included in the consolidated balance sheet of AZZ incorporated as of February 28, 2015 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year then ended. Zalk Steel & Supply Co. constituted approximately 1.16% of the Company’s total assets as of February 28, 2015 and 0.5% and 0.94% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Zalk Steel & Supply Co. because of the timing of the acquisition. Our audit of internal control over financial reporting of AZZ incorporated also did not include an evaluation of the internal control over financial reporting of Zalk Steel & Supply Co.

/s/ BDO USA, LLP

Dallas, Texas
April 22, 2015

AZZ incorporated
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended February 28,
	2015	2014	2013
	(In thousands, except per share data)
Net Sales	$816,687	$751,723	$570,594
Cost of Sales	610,991	546,018	406,421
Gross Profit	205,696	205,705	164,173

Selling, General and Administrative	98,871	105,591	66,189
Operating Income	106,825	100,114	97,984

Interest Expense	16,561	18,407	13,073
Net Gain On Sale of Property, Plant and Equipment, and Insurance Proceeds	(2,525)	(8,039)	(8,303)
Other Expense (Income) - net	2,659	(4,165)	(1,155)
Income Before Income Taxes	90,130	93,911	94,369
Income Tax Expense	25,187	34,314	33,913
Net Income	$64,943	$59,597	$60,456
Earnings Per Common Share
Basic Earnings Per Share	$2.53	$2.34	$2.39
Diluted Earnings Per Share	$2.52	$2.32	$2.37
Weighted Average Shares Outstanding
Basic	25,676	25,514	25,320
Diluted	25,778	25,693	25,561
The accompanying notes are an integral part of the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended February 28,
	2015	2014	2013
	(In thousands)
Net Income	$64,943	$59,597	$60,456
Other Comprehensive Loss:
Foreign Currency Translation Adjustments -
Unrealized Translation Losses	(11,760)	(7,775)	(4,439)
Interest Rate Swap, Net of Income Tax of $29, $29 and $29, respectively.	(54)	(54)	(54)
Other Comprehensive Loss	(11,814)	(7,829)	(4,493)
Comprehensive Income	$53,129	$51,768	$55,963
The accompanying notes are an integral part of the consolidated financial statements.

AZZ incorporated
CONSOLIDATED BALANCE SHEETS

	February 28, 2015	February 28, 2014
Assets	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$22,527	$27,565
Accounts receivable, net of allowance for doubtful accounts of $1,472 and $1,744 in 2015 and 2014, respectively	125,638	116,128
Inventories - net	107,697	107,581
Costs and estimated earnings in excess of billings on uncompleted contracts	33,676	27,222
Deferred income tax assets	4,526	7,801
Prepaid expenses and other	4,570	9,884
Total current assets	298,634	296,181
Property, plant, and equipment, net	196,583	197,639
Goodwill	279,074	278,556
Intangibles and other assets	162,623	180,877
	$936,914	$953,253
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$49,580	$38,833
Income tax payable	2,888	5,359
Accrued salaries and wages	17,046	17,760
Other accrued liabilities	18,287	17,155
Customer advance payment	28,401	33,733
Profit sharing	6,400	7,310
Billings in excess of costs and estimated earnings on uncompleted contracts	4,674	3,018
Debt due within one year	21,866	20,848
Total current liabilities	149,142	144,016
Long-term accrued liability due after one year	—	9,121
Debt due after one year	315,982	384,768
Deferred income tax liabilities	51,738	39,435
Total liabilities	516,862	577,340
Commitments and Contingencies
Shareholders’ equity:
Common Stock, $1.00 par value; 100,000 shares authorized; 25,732 shares issued and outstanding at February 28, 2015 and 25,577 at February 28, 2014	25,732	25,577
Capital in excess of par value	27,706	21,954
Retained earnings	389,446	339,400
Accumulated other comprehensive loss	(22,832)	(11,018)
Total shareholders’ equity	420,052	375,913
	$936,914	$953,253

The accompanying notes are an integral part of the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 28,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$64,943	$59,597	$60,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,089	43,305	29,363
Deferred income taxes	15,818	842	3,366
Net loss on disposition of property, plant & equipment due to realignment	2,651	—	—
Net gain on sale of property, plant & equipment and insurance proceeds	(2,525)	(8,039)	(8,303)
Share-based compensation expense	4,080	3,703	3,175
Amortization of deferred borrowing costs	1,431	1,421	287
Provision for doubtful accounts	458	(116)	446
Effects of changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,382)	35,955	(11,599)
Inventories	(879)	(6,209)	(4,454)
Prepaid expenses and other assets	5,543	(6,590)	(2,244)
Net change in billings related to costs and estimated earnings on uncompleted contracts	(5,635)	(9,732)	1,942
Accounts payable	11,025	(4,150)	958
Other accrued liabilities and income taxes payable	(15,460)	(2,712)	19,345
Net cash provided by operating activities:	118,157	107,275	92,738
Cash flows from investing activities:
Proceeds from the sale or insurance settlement of property, plant, and equipment	1,330	8,205	11,839
Acquisition of subsidiaries, net of cash acquired	(11,518)	(275,702)	(137,058)
Purchases of property, plant and equipment	(29,377)	(43,472)	(24,923)
Net cash used in investing activities:	(39,565)	(310,969)	(150,142)
Cash flows from financing activities:
Proceeds from exercise of stock options and stock appreciation rights	—	—	16
Excess tax benefits from stock options and stock appreciation rights	259	1,602	1,283
Proceeds from revolving loan	10,977	197,000	—
Payments on revolving loan	(57,905)	(60,000)	—
Proceeds from long-term debt	—	75,000	—
Payments on long-term debt	(20,848)	(17,098)	(18,136)
Debt acquisition costs	—	(5,881)	(100)
Payment of dividends	(14,897)	(14,290)	(13,423)
Net cash (used in) provided by financing activities:	(82,414)	176,333	(30,360)
Effect of exchange rate changes on cash and cash equivalents	(1,216)	(672)	59
Net change in cash and cash equivalents	(5,038)	(28,033)	(87,705)
Cash and cash equivalents, beginning of year	27,565	55,598	143,303

Cash and cash equivalents, end of year	$22,527	$27,565	$55,598
Supplemental disclosures of cash flow information:
Cash paid for interest	$15,613	$16,500	$13,108
Cash paid for income taxes	$15,264	$26,332	$30,967

The accompanying notes are an integral part of the consolidated financial statements.

AZZ incorporated
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
	(In thousands)
Balance at February 29, 2012	25,218	$25,218	$14,201	$247,060	$1,304	$(174)	$287,609
Exercise of stock options	7	7	8				15
Stock compensation	14	14	3,161				3,175
Restricted Stock Units			(517)			104	(413)
Stock issued for SARs	90	90	(1,297)			15	(1,192)
Employee Stock Purchase Plan	47	47	814			55	916
Federal income tax deducted on stock options			1,283				1,283
Cash dividend paid				(13,423)			(13,423)
Net income				60,456			60,456
Foreign currency translation					(4,439)		(4,439)
Interest rate swap, net of $29 of income tax					(54)		(54)
Balance at February 28, 2013	25,376	$25,376	$17,653	$294,093	$(3,189)	$—	$333,933
Stock compensation	14	14	3,689				3,703
Restricted Stock Units	56	56	(1,393)				(1,337)
Stock issued for SARs	68	68	(1,117)				(1,049)
Employee Stock Purchase Plan	63	63	1,519				1,582
Federal income tax deducted on stock options			1,603				1,603
Cash dividend paid				(14,290)			(14,290)
Net income				59,597			59,597
Foreign currency translation					(7,775)		(7,775)
Interest rate swap, net of $29 of income tax					(54)		(54)
Balance at February 28, 2014	25,577	$25,577	$21,954	$339,400	$(11,018)	$—	$375,913
Stock compensation	16	16	4,064				4,080
Restricted Stock Units	21	21	(497)				(476)
Stock issued for SARs	40	40	(371)				(331)
Employee Stock Purchase Plan	78	78	2,297				2,375
Federal income tax deducted on stock options			259				259
Cash dividend paid				(14,897)			(14,897)
Net income				64,943			64,943
Foreign currency translation					(11,760)		(11,760)
Interest rate swap, net of $29 of income tax					(54)		(54)
Balance at February 28, 2015	25,732	$25,732	$27,706	$389,446	$(22,832)	$—	$420,052
The accompanying notes are an integral part of the consolidated financial statements.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of significant accounting policies
Organization-AZZ incorporated (the “Company” “AZZ” or “We”) operates primarily in the United States of America and Canada and has recently begun operating in China, Brazil, Poland and the Netherlands. Information about the Company's operations by segment is included in Note 13 to the consolidated financial statements.
Basis of consolidation—The consolidated financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
Use of estimates—The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Concentrations of credit risk—Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.
The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States and Canada, as well as Europe, China and Brazil. The Company's policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's banking relationships and has not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk related to cash and cash equivalents.
Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s diversity by virtue of two operating segments, the number of customers, and the absence of a concentration of trade accounts receivable in a small number of customers. The Company performs continuous evaluations of the collectability of trade accounts receivable and allowance for doubtful accounts based upon historical losses, economic conditions and customer specific events. After all collection efforts are exhausted and an account is deemed uncollectible, it is written off against the allowance for doubtful accounts. Accounts receivable written off, net of recoveries, in fiscal 2015, 2014 and 2013 were approximately $0.7 million, $0.3 million and $0.3 million, respectively. Collateral is usually not required from customers as a condition of sale.
Revenue recognition—The Company recognizes revenue for the Energy Segment upon transfer of title and risk to customer or based upon the percentage of completion method of accounting for electrical products built to customer specifications and services under long-term contracts. We typically recognize revenue for the Galvanizing Services Segment at completion of the service unless we specifically agree with the customer to hold its material for a predetermined period of time after the completion of the galvanizing process and, in that circumstance, we invoice and recognize revenue upon shipment. Customer advanced payments presented in the balance sheets arise from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion. Contract costs include direct labor and material and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred.

Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.
Cash and cash equivalents—The Company considers cash and cash equivalents to include cash on hand, deposits with banks and all highly liquid investments with an original maturity of three months or less.
Inventories—Cost is determined principally using a weighted-average method for the Energy Segment and the first-in-first-out (FIFO) method for the Galvanizing Services Segment.
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
Long-lived assets, intangible assets and goodwill—Purchased intangible assets included on the balance sheets are comprised of customer lists, backlogs, engineering drawings and non-compete agreements. Such intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from two to nineteen years. The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than their carrying amount. In those situations, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset’s fair value. For goodwill, the Company performs an annual impairment test on December 31st each year or as indicators are present. The test is calculated using the anticipated future cash flows after tax from our operating segments. Based on the present value of the future cash flows, we determine whether impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies. As of February 28, 2015, no impairment of long-lived assets, intangible assets or goodwill was determined.
Debt issue costs—Debt issue costs, included in other assets, are amortized using the effective interest rate method over the term of the debt.
Income taxes—We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
As applicable, we record uncertain tax positions in accordance with GAAP on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We currently do not have any unrecognized tax benefits to record related to U.S. federal, state or, foreign tax exposure. We continue to review our tax exposure for any significant need to record unrecognized tax benefits in the future.
The Company is subject to taxation in the U.S. and various state, provincial and local and foreign jurisdictions. With few exceptions, as of fiscal 2015, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before fiscal 2012.
Share-based compensation—The Company has granted stock options, stock appreciation rights or restricted stock units for a fixed number of shares to employees and directors. A discussion of share-based compensation can be found in Note 11 to the Consolidated Financial Statements.

Financial instruments—Fair value is an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Hierarchy Levels 1, 2, or 3 are terms for the priority of inputs to valuation techniques used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hierarchy Level 2 inputs are inputs other than quoted prices included with Level 1 that are directly or indirectly observable for the asset or liability. Hierarchy Level 3 inputs are inputs that are not observable in the market.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. Our financial instruments are presented at fair value in our consolidated balance sheets, with the exception of our outstanding Senior Notes. For fiscal 2015 and 2014 the fair value of our senior outstanding notes, as described in Note 12 to the Consolidated Financial Statements, was approximately $164.4 million and $179.4 million, respectively. These fair values were determined using the discounted cash flow at the market rate as well as the applicable market interest rates classified as Level 2 inputs. During fiscal 2015 a principal payment was made in the amount of $14.3 million related to the $100.0 million unsecured Senior Notes due March 31, 2018, which accounts for a portion of the decrease in fair value for the compared periods in conjunction with lower market interest rates.
Derivative financial instruments—From time to time, the Company uses derivatives to manage interest rate risk. The Company’s policy is to use derivatives for risk management purposes only, which includes maintaining the ratio between the Company’s fixed and floating rate debt obligations that management deems appropriate, and prohibits entering into such contracts for trading purposes. The Company enters into derivatives only with counterparties (primarily financial institutions) which have substantial financial wherewithal to minimize credit risk. As the result of the recent global financial crisis, a number of financial institutions have failed or required government assistance, and counterparties considered substantial may develop credit risk. The amount of gains or losses from the use of derivative financial instruments has not been and is not expected to be material to the Company’s consolidated financial statements. As of February 28, 2015, the Company had no derivative financial instruments.
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
The following is a roll-forward of amounts accrued for warranties (in thousands):

Balance at February 29, 2012	$1,670
Warranty costs incurred	(2,026)
Additions charged to income	2,429
Balance at February 28, 2013	$2,073
Warranty costs incurred	(2,246)
Additions charged to income	1,511
Balance at February 28, 2014	$1,338
Warranty costs incurred	(1,294)
Additions charged to income	2,243
Balance at February 28, 2015	$2,287
Accumulated Other Comprehensive Income (Loss)—On January 21, 2011, we entered into a Note Purchase Agreement, (the “2011 Agreement”) and incurred fixed rate, long-term indebtedness of $125.0 million in relation to the 2011 Agreement. See Note 10 to the Consolidated Financial Statements. In anticipation of the issuance of Senior Notes thereunder, we entered into a treasury lock hedging transaction with Bank of America Merrill Lynch (BAML) in order to eliminate the variability of cash flows on the forecasted fixed rate coupon of the debt during the pre-issuance period. The hedging transaction settled during the Company’s third fiscal quarter of fiscal 2011, and the Company received a payment from BAML in the amount of $0.8 million resulting therefrom. The notional value of the hedge was $75.0 million and qualified for hedge accounting as a cash flow hedge. The gain on the settlement was recorded as a component of Accumulated Other Comprehensive Income (Loss) and is being amortized to interest expense in the form of a credit over the life of the 10 year loan. Amortization of this gain to interest expense was recorded in a credit of $0.1 million for fiscal 2015, 2014, and 2013.
Accumulated Other Comprehensive Income (Loss) also includes foreign currency translation adjustments from our foreign subsidiaries consisting of Aquilex SRO, AZZ Trading (Shanghai), Blenkhorn and Sawle, Galvan, Galvcast and G3.
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

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accruals for Contingent Liabilities— The amounts we record for estimated claims, such as self-insurance programs, warranty, environmental and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience and other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than what we estimate. In connection with our acquisition of NLI on June 1, 2012, we may be obligated to make an additional payment of up to $20.0 million which will be based on the future financial performance of the NLI business. Based on the cumulative performance to date and current forecast, we do not believe this additional payment will be probable and based on that determination, the accrual recorded at the end of fiscal 2014 of $9.1 million was reversed during the second quarter of fiscal 2015.

2.    Inventories
Inventories (net) consisted of the following:

	As of February 28,
	2015	2014
	(In thousands)
Raw materials	$62,794	$64,817
Work-in-process	42,001	39,781
Finished goods	2,902	2,983
	$107,697	$107,581
3.    Property, Plant, and Equipment
Following is a summary of property, plant and equipment:

	2015	2014
	(In thousands)
Land	$16,004	$15,116
Building and structures	122,539	117,765
Machinery and equipment	184,921	175,955
Furniture, fixtures, software and computers	21,716	20,497
Automotive equipment	2,351	2,429
Construction in progress	12,193	8,277
	359,724	340,039
Less accumulated depreciation	(163,141)	(142,400)
Net property, plant, and equipment	$196,583	$197,639
Depreciation expense was $28.1 million, $25.1 million, and $19.4 million for fiscal 2015, 2014, and 2013, respectively.

4.    Costs and estimated earnings on uncompleted contracts
Costs and estimated earnings on uncompleted contracts consisted of the following:

	2015	2014
	(In thousands)
Costs incurred on uncompleted contracts	$126,882	$158,224
Estimated earnings	50,487	65,063
	177,369	223,287
Less billings to date	148,367	199,083
	$29,002	$24,204
The amounts noted above are included in the accompanying consolidated balance sheets under the following captions:

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014
	(In thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$33,676	$27,222
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,674)	(3,018)
	$29,002	$24,204

5.    Other accrued liabilities
Other accrued liabilities consisted of the following:

	2015	2014
	(In thousands)
Accrued interest	$2,878	$3,415
Tenant improvements	745	984
Accrued warranty	2,287	1,338
Commissions	2,540	1,259
Personnel expenses	6,034	5,579
Group medical insurance	1,502	1,858
Other	2,301	2,722
	$18,287	$17,155

6.	Realignment Costs
As part of AZZ's ongoing efforts to optimize cost and effectiveness, during the second quarter of fiscal 2015, the Company underwent a review of its current management structure with respect to its segment and corporate operations and recorded realignment costs related to severance associated with changes needed to improve management efficiency and accountability. We also reserved for the disposition and write off of certain fixed assets in connection with the realignment. The total cost related to the realignment is estimated to be $4.0 million. One-time severance costs total $1.3 million and is included in Selling, General and Administrative Expense. The loss recognized from the disposition of certain fixed assets total $2.7 million and is included in Costs of Sales. The following table shows changes in the realignment accrual:

Realignment Accrual
(in thousands)
Realignment costs accrued	$3,952
Realignment costs utilized	(3,496)
Balance at February 28, 2015	$456

7.    Employee benefit plans
The Company has a trusted profit sharing plan and 401(k) plan covering substantially all of its employees. Under the provisions of the plan, the Company contributes amounts as authorized by the Board of Directors. Total contributions to the profit sharing plan, which included the Company’s 401(k) matching, were $10.0 million, $10.4 million, and $10.5 million for fiscal 2015, 2014, and 2013, respectively.

8.    Income taxes

 The provision for income taxes consists of:

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014	2013

Income before income taxes:
Domestic	$76,434	$83,495	$92,334
Foreign	13,696	10,416	2,035
Income before income taxes	$90,130	$93,911	$94,369
Current provision:
Federal	$3,770	$28,901	$26,330
Foreign	3,025	1,903	(2,600)
State and Local	2,575	4,382	4,136
Total current provision for income taxes	$9,370	$35,186	$27,866
Deferred provision (benefit):
Federal	$15,455	$(2,143)	$2,024
Foreign	(858)	1,230	3,455
State and Local	1,220	41	568
Total deferred provision for income taxes	$15,817	$(872)	$6,047
Total provision for income taxes	$25,187	$34,314	$33,913
A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows:

	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
Permanent differences	0.6	1.3	0.2
State income taxes, net of federal income tax benefit	2.7	3.0	3.1
Benefit of Section 199 of the Code, manufacturing deduction	(2.4)	(2.2)	(2.6)
Valuation allowance	(3.4)	—	—
Tax credits	(3.4)	—	—
Foreign tax rate differential	(0.7)	(0.6)	0.2
Other	(0.5)	—	—
Effective income tax rate	27.9%	36.5%	35.9%
Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability are as follows:

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014
	(In thousands)
Deferred income tax assets:
Employee related items	$4,690	$4,314
Inventories	1,080	839
Accrued warranty	893	504
Accounts receivable	565	2,342
Net operating loss carry forward	1,919	4,268
Other	—	606
	9,147	12,873
Less: valuation allowance	(1,588)	(3,793)
Total deferred income tax assets	7,559	9,080
Deferred income tax liabilities:
Depreciation methods and property basis differences	(28,611)	(19,995)
Other assets and tax-deductible goodwill	(26,161)	(20,719)
Total deferred income tax liabilities	(54,772)	(40,714)
Net deferred income tax liabilities	$(47,213)	$(31,634)
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of fiscal year end 2015, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $17.5 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
The following table summarizes the Net Operating Loss Carry forward:

	2015	2014
	(In thousands)
Federal	$—	$1,089
State	$1,919	$1,919
Foreign	$—	$1,260
As of February 28, 2015, the Company had state NOL carry forwards of $31.9 million which, if unused, will begin to expire in 2025.
We believe that it is more likely than not that the benefit from certain state NOL carry forwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $1.6 million on the deferred tax assets related to these state NOL carry forwards. We will review this risk within the next fiscal year and may conclude that a significant portion of the valuation allowance will no longer be needed. The tax benefits related to any reversal of the valuation allowance will be recognized as a reduction of income tax expense.
As of fiscal 2015, a portion of our deferred tax assets were the result of state NOL carry forwards. A valuation allowance of $1.6 million and $3.8 million was recorded against our gross deferred tax asset balance as of fiscal year end 2015 and 2014, respectively. For the year ended February 28, 2015, we recorded a net valuation allowance release of $2.2 million (comprising of a full-year valuation release of $1.2 million related to foreign operations, and $1.0 million related to NOLs from purchased stock of Aquilex SRO, in March 2013), on the basis of local tax authority reassessment of the amount which was realized in local tax jurisdictions and on local income tax returns.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Goodwill and intangible assets
Goodwill is not amortized but is subject to annual impairment tests. Other intangible assets are amortized over their estimated useful lives.

Changes in goodwill by segment during the year are as follows:

Segment	March 1, 2014	Acquisitions	Foreign Exchange Translation	February 28, 2015
	(In thousands)
Galvanizing Services	$94,731	$3,306	$(2,499)	$95,538
Energy	183,825	807	(1,096)	183,536
Total	$278,556	$4,113	$(3,595)	$279,074

Segment	March 1, 2013	Acquisitions	Foreign Exchange Translation	February 28, 2014
	(In thousands)
Galvanizing Services	$96,735	$—	$(2,004)	$94,731
Energy	75,151	109,636	(962)	183,825
Total	$171,886	$109,636	$(2,966)	$278,556
The Company completes its annual impairment analysis of goodwill on December 31st of each year. As a result, the Company determined that there was no impairment of goodwill.
Amortizable intangible assets consisted of the following as of February 28:

	2015	2014
	(In thousands)
Amortizable intangible assets
Customer related intangibles	$159,235	$158,913
Non-compete agreements	5,715	5,037
Trademarks	5,042	5,110
Technology	7,400	7,400
Certifications	209	232
Engineering drawings	24,600	24,600
Backlog	8,355	8,440
	210,556	209,732
Less accumulated amortization	(56,699)	(39,300)
	$153,857	$170,432

The Company recorded amortization expense of $18.0 million, $18.2 million and $10.0 million for fiscal 2015, 2014 and 2013, respectively. The following table projects the estimated amortization expense for the five succeeding fiscal years and thereafter.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)
2016	$15,666
2017	15,402
2018	14,812
2019	14,136
2020	13,666
Thereafter	80,175
Total	$153,857

10.    Earnings per share
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
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended February 28,
	2015	2014	2013
	(In thousands, except per share data)
Numerator:
Net income for basic and diluted earnings per common share	$64,943	$59,597	$60,456
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,676	25,514	25,320
Effect of dilutive securities:
Employee and Director stock awards	102	179	241
Denominator for diluted earnings per common share	25,778	25,693	25,561
Earnings per share basic and diluted:
Basic earnings per common share	$2.53	$2.34	$2.39
Diluted earnings per common share	$2.52	$2.32	$2.37
Stock appreciation rights of approximately 80,683 and 113,887 were excluded from the computation of diluted earnings per share for fiscal 2015 and 2014, respectively, as the effect would be anti-dilutive. There were zero stock options or stock appreciation rights outstanding with exercise prices greater than the average market price of common shares for fiscal 2013.

11.    Share-based compensation
The Company has one share-based compensation plan, the 2014 Long Term Incentive Plan (the “Plan”). The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, stock appreciation rights and options to purchase common stock of the Company. The maximum number of shares that may be issued under the Plan is 1,500,000 shares. As of February 28, 2015, the Company had approximately 1,473,148 shares reserved for future issuance under the Plan.
Restricted Stock Unit Awards
Restricted stock unit awards are valued at the market price of our common stock on the grant date. These awards generally have a three year cliff vesting schedule but may vest early in accordance with the Plan’s accelerated vesting provisions.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in our non-vested restricted stock unit awards for the year ended February 28, 2015 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 28, 2014	70,352	$34.95
Granted	48,616	42.89
Vested	(28,647)	28.57
Forfeited	(12,875)	40.87
Non-Vested Balance as of February 28, 2015	77,446	$41.31
The total fair value of restricted stock units vested during fiscal years 2015, 2014, and 2013 was $0.8 million, $1.9 million and $0.5 million, respectively. For fiscal years ended 2015, 2014 and 2013, there were 77,446, 70,352 and 109,430, respectively, of non vested restricted stock units outstanding with weighted average grant date fair values of $41.31, $34.95 and $20.73, respectively.
Stock Appreciation Rights and Option Awards
Stock appreciation rights and option awards are granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of 7 years and vest ratably over a period of 3 years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option pricing model.

A summary of the Company’s stock appreciation rights and option awards activity for the three years ended February 28, were as follows:

	2015		2014		2013
	Options/ SAR’s	Weighted Average Exercise Price	Options/ SAR’s	Weighted Average Exercise Price	Options/ SAR’s	Weighted Average Exercise Price
Outstanding at beginning of year	396,174	$26.64	439,863	$19.12	573,000	$15.46
Granted	126,532	43.92	116,032	45.20	118,107	25.77
Exercised	(98,942)	22.79	(159,721)	19.19	(251,240)	13.84
Forfeited	(46,782)	44.14	—	—	(4)	2.11
Outstanding at end of year	376,982	$31.27	396,174	$26.64	439,863	$19.12
Exercisable at end of year	204,107	$21.55	153,343	$15.32	115,395	$13.14
Weighted average fair value for the fiscal year indicated of options and SARs granted during such year		$16.94		$13.68		$8.81
The average remaining contractual term for those options and stock appreciation rights outstanding as of February 28, 2015 was 4.13 years, with an aggregate intrinsic value of $17.1 million. The average remaining contractual terms for those options and stock appreciation rights that are exercisable as of February 28, 2014 was 2.82 years, with an aggregate intrinsic value of $9.3 million. As of February 28, 2015, the intrinsic value of options/stock appreciation rights exercised was $4.5 million.
The following table summarizes additional information about stock options and stock appreciation rights outstanding at February 28, 2015.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Range of Exercise Prices	Total Options/ SAR’s	Average Remaining Life	Weighted Average Exercise Price	Options / SAR’s Currently Exercisable	Weighted Average Exercise Price
$9.06	48,510	1.00	$9.06	48,510	$9.06
$15.84	54,546	2.00	$15.84	54,546	$15.84
$20.91	40,950	3.00	$20.91	40,950	$20.91
$25.67	38,932	4.00	$25.67	24,082	$25.67
$39.65	950	5.00	$39.65	—	$39.65
$43.92	112,411	6.00	$43.92	8,089	$43.92
$45.26	40,000	6.00	$45.26	10,000	$45.26
$45.36	39,924	5.00	$45.36	17,677	$45.36
$46.43	759	5.00	$46.43	253	$46.43
$ 9.06 - $46.43	376,982	4.13	$31.27	204,107	$21.55
Assumptions used in the Black-Scholes option pricing model for the last three fiscal years were as follows for all stock appreciation rights plans:

	2015	2014	2013
Expected term in years	4.5	4.5	4.5
Expected dividend yield	1.20% – 1.32%	1.21% - 1.49%	1.76% – 1.95%
Expected price volatility	35.39% – 40.00%	36.34% – 53.00%	45.00% – 47.83%
Risk-free interest rate	2.32 – 2.73	0.75 - 2.98	0.59 – 0.89
Directors Grants
During fiscal 2013 the Company granted each of its independent directors 1,000 shares of the Company’s common stock which subsequently split 2 for 1. In fiscal 2014 and 2015, each of its independent directors were granted 2,000 shares of the Company’s common stock. These common stock grants were valued at $44.90, $36.70 and $32.51 per share for fiscal 2015, 2014 and 2013, respectively, which was the market price of our common stock on the grant date.
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
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows:

Year Ended February 28,	2015	2014	2013
	(In thousands)
Compensation Expense	$4,080	$3,703	$3,175
Income tax benefits	$1,428	$1,296	$1,111
Unrecognized compensation cost related to all the above at February 28, 2015 totaled $4.1 million. These costs are expected to be recognized over a weighted period of 2.66 years.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not receive cash from the exercise of stock options for the years ended February 28, 2015 and 2014. Cash received from the exercise of stock options for the year ended February 28, 2013 was insignificant. The actual tax benefit realized for tax deductions from options exercised each of these years totaled $0.3 million, $1.6 million and $1.3 million, respectively.
The Company’s policy is to issue shares required under these plans from the Company’s treasury shares or from the Company’s authorized but unissued shares. The Company has no formal or informal plan to repurchase shares on the open market to satisfy these requirements.

12.    Debt

Debt consisted of the following:	2015	2014
	(In thousands)
Senior Notes, due in balloon payment in January 2021	$125,000	$125,000
Senior Notes, due in annual installments of $14,286 beginning in March 2012 through March 2018	$57,143	$71,428
Term Note, due in quarterly installments beginning in June 2013 through March 2018	$65,625	$72,188
Revolving line of credit with bank	$90,080	$137,000
Total debt	$337,848	$405,616
Less amount due within one year	$(21,866)	$(20,848)
Total long-term debt	$315,982	$384,768
On March 27, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America and other lenders. The Credit Agreement provided for a $75.0 million term facility and a $225.0 million revolving credit facility that included a $75.0 million “accordion” feature. The Credit Agreement is used to provide for working capital needs, capital improvements, dividends, future acquisitions and letter of credit needs.
Interest rates for borrowings under the Credit Agreement are based on either a Eurodollar Rate or a Base Rate plus a margin ranging from 1.0% to 2.0% depending on our Leverage Ratio. The Eurodollar Rate is defined as LIBOR for a term equivalent to the borrowing term (or other similar interbank rates if LIBOR is unavailable). The Base Rate is defined as the highest of the applicable Fed Funds rate plus 0.50%, the Prime rate, or the Eurodollar Rate plus 1.0% at the time of borrowing. The Credit Agreement also carries a Commitment Fee for the unfunded portion ranging from 0.20% to 0.30% per annum, depending on our Leverage Ratio.
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
As of February 28, 2015, we had $90.1 million of outstanding debt against the revolving credit facility provided and letters of credit outstanding in the amount of $13.0 million, which left approximately $122.0 million of additional credit available under the Credit Agreement.
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

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of February 28, 2015, the Company was in compliance with all of its debt covenants.
Maturities of debt are as follows:

Fiscal Year	(In thousands)
2016	$21,866
2017	23,192
2018	16,629
2019	151,161
2020	—
Thereafter	125,000
Total	$337,848

 13.    Operating segments

Information regarding operations and assets by segment was as follows:

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014	2013
Net sales:	(In thousands)
Energy	$458,339	$416,106	$233,555
Galvanizing Services	358,348	335,617	337,039
	$816,687	$751,723	$570,594

Operating income:
Energy	$38,703	$44,513	$32,073
Galvanizing Services	88,562	87,808	88,505
Corporate	(20,440)	(32,207)	(22,594)
Total Operating Income	106,825	100,114	97,984
Interest expense	16,561	18,407	13,073
Net gain on sale of property, plant and equipment and insurance proceeds	(2,525)	(8,039)	(8,303)
Other (income) expense, net	2,659	(4,165)	(1,155)
Income before income taxes	$90,130	$93,911	$94,369

Depreciation and amortization:
Energy	$20,725	$19,959	$8,587
Galvanizing Services	23,964	22,008	19,501
Corporate	1,400	1,338	1,275
	$46,089	$43,305	$29,363

Expenditures for acquisitions, net of cash, and property, plant and equipment:
Energy	$10,647	$284,514	$79,513
Galvanizing Services	26,928	33,282	81,604
Corporate	3,320	1,378	864
	$40,895	$319,174	$161,981

Total assets:
Energy	$523,247	$542,809	$261,074
Galvanizing Services	378,823	378,358	370,142
Corporate	34,844	32,086	62,989
	$936,914	$953,253	$694,205

Geographic net sales:
United States	$631,544	$601,674	$503,699
Other countries	189,855	150,049	66,895
Eliminations	(4,712)	—	—
	$816,687	$751,723	$570,594

Property, plant and equipment, net:
United States	$173,712	$171,727	$127,410
Canada	20,289	23,779	27,066
Other Countries	2,582	2,133	—
	$196,583	$197,639	$154,476

14.    Commitments and contingencies

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases
The Company is obligated under various operating leases for property, plant and equipment. As February 28, 2015, future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year are summarized in the below table:

Fiscal Year:	(In thousands)
2016	$6,955
2017	6,415
2018	4,561
2019	3,257
2020	1,204
Thereafter	2,758
Total	$25,150
Rent expense was $14.1 million, $11.0 million and $7.8 million for fiscal years 2015, 2014 and 2013, respectively. Rent expense includes various equipment rentals that do not meet the terms of a non-cancelable lease or that have initial terms of less than one year.
Commodity pricing
We have no contracted commitments for any commodities including steel, aluminum, natural gas, cooper, zinc, nickel based alloys, except for those entered into under the normal course of business.
Other
At February 28, 2015, the Company had outstanding letters of credit in the amount of $13.0 million. These letters of credit were issued to customers served by our Energy Segment to cover insurance reserves and any potential warranty costs and performance issues and bid bonds. In addition, as of February 28, 2015, a warranty reserve in the amount of $2.3 million was established to offset any future warranty claims.

 15.    Selected quarterly financial data (Unaudited)

	Quarter ended
	May 31, 2014	August 31, 2014	November 30, 2014	February 28, 2015
	(in thousands, except per share data)
Net sales	$216,126	$193,416	$224,833	$182,312
Gross profit	55,389	42,100	60,775	47,432
Net income	14,925	13,769	19,965	16,283
Basic earnings per share	0.58	0.54	0.78	0.63
Diluted earnings per share	0.58	0.53	0.77	0.63

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter ended
	May 31, 2013	August 31, 2013	November 30, 2013	February 28, 2014
	(in thousands, except per share data)
Net sales	$183,175	$189,782	$197,755	$181,011
Gross profit	50,715	55,905	53,361	45,724
Net income	14,547	16,363	18,445	10,242
Basic earnings per share	0.57	0.64	0.72	0.40
Diluted earnings per share	0.57	0.64	0.72	0.40

16.    Acquisitions
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

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The goodwill recorded in connection with the acquisition is primarily attributable to a larger geographic footprint and also synergies expected to arise. This goodwill has been allocated to the Energy Segment and will not be deductible for income tax purposes. All of the $87.1 million of intangible assets acquired are assigned to customer related intangibles and technology. The intangible assets are being amortized over 14 years for customer related intangibles, 19 years for trade names and 3-9 years for technology on a straight line basis. During fiscal 2014, we expensed $5.4 million in acquisition costs related to the acquisition of Aquilex SRO.
The following unaudited pro forma information assumes that the acquisition of Aquilex SRO took place on March 1, 2012 for the income statements for the years ended February 28, 2014, and February 28, 2013.

	2014	2013
	(Unaudited) (In thousands, except for per share amounts)
Net sales:	$774,818	$783,126
Net Income	$60,080	$58,372
Earnings Per Common Share
Basic Earnings Per Share	$2.35	$2.31
Diluted Earnings Per Share	$2.34	$2.28
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
On June 1, 2012, we completed the acquisition of substantially all of the assets of Nuclear Logistics Incorporated (“NLI”). The purchase price paid in connection with the asset purchase was $77.0 million, net of cash acquired, along with the assumption of certain liabilities and the payoff of $3.8 million of notes payable at closing. In connection with our acquisition of NLI on June 1, 2012, we may be obligated to make an additional payment of up to $20.0 million which will be based on the future financial performance of the NLI business. Based on the cumulative performance to date and current forecast, we do not believe this additional payment will be probable and based on that determination, the accrual recorded at the end of fiscal 2014 of $9.1 million was reversed during the second quarter of fiscal 2015. During fiscal 2013, we expensed $0.9 million in acquisition costs related to the acquisition of NLI.
The following unaudited pro forma information assumes that the acquisition of NLI took place on March 1, 2012 for the income statements for the year ended February 28, 2013.

AZZ incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013
(Unaudited) (In thousands, except for per share amounts)
Net sales:	$583,743
Net Income	$60,602
Earnings Per Common Share
Basic Earnings Per Share	$2.39
Diluted Earnings Per Share	$2.37

The total purchase price was allocated to NLI’s net tangible and identifiable intangible assets based on their estimated fair values as of June 1, 2012, the date on which AZZ acquired control of NLI. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill and will be allocated to the Energy Segment. The goodwill will be deductible for income tax purposes. The goodwill arising from this acquisition is mainly attributable to business synergies expected to arise between NLI and other AZZ subsidiaries along with the long term growth that is projected at NLI. The potential earn out payment with respect to NLI, as described above, was classified as a long term liability for purposes of the purchase price allocation, however, the accrual recorded at the end of fiscal 2014 of $9.1 million was reversed during the second quarter of fiscal 2015. AZZ has made an allocation of the purchase price as follows:

($ in thousands)
Current Assets	$22,901
Property and Equipment	1,416
Intangible Assets	50,600
Goodwill	32,323
Other Assets	58
Total Assets Acquired	107,298
Current Liabilities	(17,866)
Long Term Liabilities	(12,388)
Net Assets Acquired	$77,044

17.    Subsequent Events

None.

Schedule II
AZZ incorporated
Valuation and Qualifying Accounts and Reserves
(In thousands)

	Year Ended February 28,
	2015	2014	2013
Allowance for Doubtful Accounts
Balance at beginning of year	$1,744	$1,000	$898
Additions (reductions) charged or credited to income	458	(116)	446
Balances written off, net of recoveries	(700)	(294)	(344)
Other	—	1,184	—
Effect of exchange rate	(30)	(30)	—
Balance at end of year	$1,472	$1,744	$1,000

Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.        Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of February 28, 2015, the Company's management, with the participation of its principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act"), the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of February 28, 2015, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and were effective to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended February 28, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management’s Report on Internal Controls Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management, with the participation of its principal executive officer and principal financial officer assessed the effectiveness, as of February 28, 2015, of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that the Company maintained effective internal control over financial reporting as of February 28, 2015. Management's assessment and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of the internal controls of Zalk Steel, whose acquisition was completed on June 30, 2014. The assets acquired from Zalk Steel comprised approximately 1.2% of the Company's total assets as of February 28, 2015. The Zalk Steel acquisition resulted in revenues and net income consisting of less than 1.0% of the Company's consolidated revenues and net income for the year ended February 28, 2015.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.
The effectiveness of the Company's internal control over financial reporting as of February 28, 2015, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their attestation report included herein.

Item 9B.        Other Information.
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.
The information required by this item with regard to executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
Information regarding directors of AZZ required by this Item is incorporated by reference to the section entitled “Election of Directors” set forth in the Proxy Statement for our 2015 Annual Meeting of Shareholders.
The information regarding compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement for our 2015 Annual Meeting of Shareholders.
Information regarding our audit committee financial experts and code of ethics and business conduct required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Proxy Statement for our 2015 Annual Meeting of Shareholders.
No director or nominee for director has any family relationship with any other director or nominee or with any executive officer of our company.

Item 11.        Executive Compensation.
The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Fees Paid to Directors” set forth in our Proxy Statement for our 2015 Annual Meeting of Shareholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management” set forth in the Proxy Statement for our 2015 Annual Meeting of Shareholders.
Equity Compensation Plan
The following table provides a summary of information as of February 28, 2015, relating to our equity compensation plans in which our Common Stock is authorized for issuance.
Equity Compensation Plan Information:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders(1)	376,982(2)	$31.27	1473148(3)
Total	376,982	$31.27	1,473,148

(1)
Consists of the Amended and Restated 2005 Long-Term Incentive Plan and the 2014 Long-Term Incentive Plan. See Note 11, “Stock Compensation” to our “Notes to Consolidated Financial Statements” for further information.

(2)	The average term of outstanding options and stock appreciation rights is 4.03 years.

(3)	Consists of 1,473,148 shares remaining available for future issuance under the Amended and Restated 2005 Long-Term Incentive Plan.

Description of Other Plans for the Grant of Equity Compensation

Long Term Incentive Plans
The description of the 2005 Long Term Incentive Plan and 2014 Long Term Incentive Plan provided in Note 11 to the financial statements included in this Annual Report on Form 10-K are incorporated by reference under this Item.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” set forth in the Proxy Statement for our 2015 Annual Meeting of Shareholders.

Item 14.        Principal Accountant Fees and Services
Information required by this Item is incorporated by reference to the sections entitled “Other Business – Independent Auditor Fees” and “Other Business – Pre-approval of Non-audit Fees” set forth in our Proxy Statement for our 2015 Annual Meeting of Shareholders.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

A.     Financial Statements

1.	The financial statements filed as a part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” on page 28.

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts and Reserves filed as a part of this Annual Report on Form 10-K is listed in the “Index to Consolidated Financial Statements” on page 55.
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

AZZ incorporated
(Registrant)

April 22, 2015	By: /s/ Thomas E. Ferguson
Thomas E. Ferguson, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

April 22, 2015	/s/ Kevern R. Joyce
Kevern R. Joyce Chairman of the Board of Directors

April 22, 2015	/s/ Thomas E. Ferguson
Thomas E. Ferguson President, Chief Executive Officer and Director (Principal Executive Officer)

April 22, 2015	/s/ Paul W. Fehlman
Paul W. Fehlman, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

April 22, 2015	/s/ Robert J. Steines
Robert J. Steines Vice President and Chief Accounting Officer

April 22, 2015	/s/ Daniel R. Feehan
Daniel R. Feehan Director

April 22, 2015	/s/ Peter A. Hegedus
Peter A. Hegedus Director

April 22, 2015	/s/ Dr. H. Kirk Downey
Dr. H. Kirk Downey Director

April 22, 2015	/s/ Daniel E. Berce
Daniel E. Berce Director

April 22, 2015	/s/ Martin C. Bowen
Martin C. Bowen Director

April 22, 2015	/s/ Sam Rosen
Sam Rosen Director

April 22, 2015	/s/ Dana L. Perry
Dana L. Perry Director

April 22, 2015	/s/ Stephen E. Pirnat
Stephen E. Pirnat Director

 Index to Exhibits as Required By Item 601 of Regulation S-K.

3.1	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1981)
3.2	Articles of Amendment to the Articles of Incorporation, dated June 30, 1988 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 29, 2000)
3.3	Articles of Amendment to the Articles of Incorporation dated October 25, 1999 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 29, 2000) .
3.4	Articles of Amendment to the Articles of Incorporated, dated July 17, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal year ended August 31, 2000)
3.5	AZZ incorporated Bylaws, as Amended and Restated (incorporated by reference to Exhibit 3(1) to the Registrant’s Current Report on Form 8-K filed on April 8, 2014
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2000)
10.1
Securities Purchase Agreement, dated February 22, 2013 by and among AZZ incorporated, Arbor-Crowley, Inc., Aquilex Specialty Repair and Overhaul LLC, Aquilex LLC, the Blocker Sellers named therein and the Blocker Corps named therein (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed February 28, 2013)

10.2
Note Purchase Agreement dated March 31, 2008, by and among AZZ incorporated and the purchasers listed therein (incorporated by reference to Exhibit 10(1) to the Registrant’s Current Report on Form 8-K filed April 2, 2008)

10.3
Note Purchase Agreement, dated as of January 20, 2011, by and among AZZ incorporated and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 21, 2011)

10.4
Credit Agreement, dated as of March 27, 2013, by and among AZZ incorporated, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed April 2, 2013)

10.5*	AZZ incorporated Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed June 4, 2008)
10.6*
Form of AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Directors (incorporated by reference to Exhibit 10(53) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004)

10.7*
Form of AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Key Employees (incorporated by reference to Exhibit 10(54) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004)

10.8*	AZZ incorporated 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed May 29, 2014)
10.9*	Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014)
10.10*	Form of Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014)
10.11*	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014)
10.12*	AZZ incorporated Senior Executive Bonus Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed June 4, 2007)
10.13*	AZZ incorporated Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF14A filed June 4, 2008)
10.14*
Employment Agreement by and between AZZ incorporated and Thomas Ferguson, dated as of November 4, 2013 (incorporated by reference to the Exhibit 10(1) to the Registrant’s Current Report on Form 8-K filed November 7, 2013)

10.15*
Change in Control Agreement by and between AZZ incorporated and Thomas Ferguson, dated as of November 4, 2013 (incorporated by reference to Exhibit 10(2) to the Registrant’s Current Report on Form 8-K filed November 7, 2013)

10.16*
Employment Agreement by and between AZZ incorporated and Paul Fehlman, dated as of February 24, 2014 (incorporated by reference to Exhibit 10(1) to the Registrant’s Current Report on Form 8-K filed February 27, 2014)

10.17*
Change in Control Agreement by and between AZZ incorporated and Paul Fehlman, dated as of February 24, 2014 (incorporated by reference to Exhibit 10(2) to the Registrant’s Current Report on Form 8-K filed February 27, 2014)

10.18*
Employment Agreement by and between AZZ incorporated and Dana L. Perry, to be effective as of March 1, 2001 (incorporated by reference to Exhibit 10(15) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002)

10.19*
Amendment No. One to Employment Agreement by and between AZZ incorporated and Dana L. Perry, dated as of March 27, 2002 (incorporated by reference to Exhibit 10(16) to Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002)

10.20*
Amendment No. Two to Employment Agreement by and between AZZ incorporated and Dana L. Perry, dated as of May 15, 2003 (incorporated by reference to Exhibit 10(34) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003)

10.21*
Change in Control Agreement by and between AZZ incorporated and Dana L. Perry, dated as of January 28, 2002 (incorporated by reference to Exhibit 10(28) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011)

10.22*
Form of Change in Control Agreement by and between AZZ incorporated and certain officers thereof (incorporated by reference to Exhibit 10(18) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002)

12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
14.1	Code of Ethics. AZZ incorporated Code of Ethics may be accessed via the Company’s Website at www.azz.com.
21.1	Subsidiaries of the Registrant (Filed herewith)
23.1	Consent of BDO USA, LLP (Filed herewith)
31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Exley Act of 2002 (Filed herewith)
31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Exley Act of 2002 (Filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Management contract, compensatory plan or arrangement