Form 10-Q
period 2015-05-31
AZZ INC
filed 2015-07-01
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at May 31, 2015:
Common Stock, $1.00 par value per share	25,770,861

AZZ incorporated

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	5/31/2015	2/28/2015
	(In thousands, except per share data)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,764	22,527
Accounts receivable (net of allowance for doubtful accounts of $1,568 as of May 31, 2015 and $1,472 as of February 28, 2015)	130,040	125,638
Inventories:
Raw material	66,626	62,794
Work-in-process	42,770	42,001
Finished goods	4,485	2,902
Costs and estimated earnings in excess of billings on uncompleted contracts	55,329	33,676
Deferred income taxes	3,499	4,526
Prepaid expenses and other	9,421	4,570
Total current assets	357,934	298,634
Property, plant and equipment, net	195,830	196,583
Goodwill	279,095	279,074
Intangibles and other assets, net	158,301	162,623
	$991,160	$936,914
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$52,173	$49,580
Income tax payable	6,727	2,888
Accrued salaries and wages	17,976	17,046
Other accrued liabilities	20,334	18,287
Customer advance payments	29,718	28,401
Profit sharing	6,550	6,400
Billings in excess of costs and estimated earnings on uncompleted contracts	5,891	4,674
Debt due within one year	22,270	21,866
Total current liabilities	161,639	149,142
Debt due after one year	344,821	315,982
Deferred income taxes	47,443	51,738
Total liabilities	553,903	516,862
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 Par Value, Shares Authorized 100,000 (25,771 Shares at May 31, 2015 and 25,732 Shares at February 28, 2015)	25,771	25,732
Capital in excess of par value	29,190	27,706
Retained earnings	405,505	389,446
Accumulated other comprehensive loss	(23,209)	(22,832)
Total shareholders’ equity	437,257	420,052
	$991,160	$936,914
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	5/31/2015	5/31/2014
	(In thousands)
	(Unaudited)
Net sales	$228,888	$216,126
Cost of sales	169,584	160,738
Gross margin	59,304	55,388

Selling, general and administrative	26,419	27,541
Operating income	32,885	27,847

Interest expense	3,847	4,209
Net gain on sale of property, plant and equipment and insurance proceeds	(424)	(27)
Other (income) expense - net	307	(31)
Income before income taxes	29,155	23,696
Income tax expense	9,231	8,771
Net income	$19,924	$14,925
Earnings per common share
Basic earnings per share	$0.77	$0.58
Diluted earnings per share	$0.77	$0.58
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	5/31/2015	5/31/2014
	(In thousands)
	(Unaudited)
Net income	$19,924	$14,925
Other comprehensive income (loss):
Foreign currency translation adjustments
Unrealized translation gains (losses)	(363)	3,007
Interest rate swap, net of income tax of $7 and $7, respectively.	(14)	(14)
Other comprehensive income (loss)	(377)	2,993
Comprehensive income	$19,547	$17,918
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	5/31/2015	5/31/2014
	(In thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$19,924	$14,925
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	101	(197)
Amortization and depreciation	11,063	11,538
Deferred income taxes	(3,270)	(462)
Net gain on sale of property, plant & equipment and insurance proceeds	(424)	(27)
Amortization of deferred borrowing costs	343	366
Share-based compensation expense	771	1,139
Effects of changes in assets & liabilities:
Accounts receivable	(4,230)	(14,591)
Inventories	(6,258)	(6,551)
Prepaid expenses and other	(5,013)	(2,688)
Other assets	73	78
Net change in billings related to costs and estimated earnings on uncompleted contracts	(20,534)	(3,838)
Accounts payable	2,957	13,938
Other accrued liabilities and income taxes payable	9,219	(1,536)
Net cash provided by operating activities	4,722	12,094
Cash Flows From Investing Activities:
Proceeds from sale or insurance settlement of property, plant, and equipment	262	34
Purchase of property, plant and equipment	(6,470)	(5,854)
Net cash used in investing activities	(6,208)	(5,820)
Cash Flows From Financing Activities:
Excess tax benefits (expense) from share-based compensation	(138)	366
Proceeds from revolving loan	59,481	10,000
Payments on revolving loan	(14,080)	—
Payments on long term debt	(16,161)	(15,223)
Payments of dividends	(3,865)	(3,590)
Net cash (used in) provided by financing activities	25,237	(8,447)
Effect of exchange rate changes on cash	(514)	256
Net increase (decrease) in cash & cash equivalents	23,237	(1,917)
Cash & cash equivalents at beginning of period	22,527	27,565
Cash & cash equivalents at end of period	$45,764	$25,648
Supplemental disclosures
Cash paid for interest	$2,859	$3,498
Cash paid for income taxes	$3,583	$6,486
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance at February 28, 2015	25,732	$25,732	$27,706	$389,446	$(22,832)	$420,052
Stock compensation	—	—	771	—	—	771
Restricted stock units	2	2	(40)	—	—	(38)
Stock issued for SARs	7	7	(165)	—	—	(158)
Employee stock purchase plan	30	30	1,056	—	—	1,086
Excess tax benefits (expense) from share-based compensation	—	—	(138)	—	—	(138)
Cash dividend paid	—	—	—	(3,865)	—	(3,865)
Net income	—	—	—	19,924	—	19,924
Foreign currency translation	—	—	—	—	(363)	(363)
Interest rate swap, net of $7 income tax	—	—	—	—	(14)	(14)
Balance at May 31, 2015	25,771	$25,771	$29,190	$405,505	$(23,209)	$437,257
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation
AZZ incorporated (“AZZ”, the “Company”, "our" or “we”) was established in 1956 and incorporated under the laws of the State of Texas. We are a global provider of galvanizing services, welding solutions, specialty electrical equipment and highly engineered services to the power generation, transmission, distribution, refining and industrial markets. We operate in two segments; Energy and Galvanizing Services. AZZ Galvanizing Services is a leading provider of metal finishing solutions for corrosion protection, including hot dip galvanizing to the North American steel fabrication industry. AZZ Energy is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in the energy markets worldwide.
Presentation
The accompanying condensed consolidated balance sheet as of February 28, 2015, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2015, included in the Company’s Annual Report on Form 10-K covering such period.
Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ended February 28, 2015 is referred to as fiscal 2015.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of May 31, 2015, the results of its operations for the three months ended May 31, 2015 and 2014, and cash flows for the three months ended May 31, 2015 and 2014. These interim results are not necessarily indicative of results for a full year.
New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are recognized as deferred charges and recorded as other assets. The guidance is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted and is to be implemented retrospectively. Adoption of the new guidance will only affect the presentation of the Company's consolidated balance sheets and will have no impact to our financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", issued as a new Topic, Accounting Standards Codification (ASC) Topic 606 ("ASU 2014-09"). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB decided to defer the effective date of the new revenue standard by one year. As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. This standard will be effective for the Company beginning in fiscal 2019. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption.

2.	Earnings Per Share

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended May 31,
	2015	2014
	(Unaudited) (In thousands except per share data)
Numerator:
Net income for basic and diluted earnings per common share	$19,924	$14,925
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,756	25,623
Effect of dilutive securities:
Employee and Director stock awards	106	116
Denominator for diluted earnings per common share	25,862	25,739
Earnings per share basic and diluted:
Basic earnings per common share	$0.77	$0.58
Diluted earnings per common share	$0.77	$0.58

3.	Share-based Compensation
The Company has one share-based compensation plan, the 2014 Long Term Incentive Plan (the “Plan”) under which share-based compensation may currently be granted. The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, performance share units, and stock appreciation rights. The maximum number of shares that may be issued under the Plan is 1,500,000 shares. As of May 31, 2015 the Company has approximately 1,397,482 shares available for future issuance under the Plan. In addition, certain share-based awards are outstanding under the Company's Amended and Restated 2005 Long Term Incentive Plan, which was replaced by the Plan.

Restricted Stock Unit Awards
Restricted stock unit awards are valued at the market price of our common stock on the grant date. These awards generally have a three year cliff vesting schedule but may vest early in accordance with the Plan’s accelerated vesting provisions.
The activity of our non-vested restricted stock unit awards for the three months ended May 31, 2015 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 28, 2015	77,446	$41.31
Granted	47,113	46.65
Vested	(10,134)	25.67
Forfeited	(2,137)	44.15
Non-Vested Balance as of May 31, 2015	112,288	$45.26

Performance Share Unit Awards
Performance share unit awards are valued at the market price of our common stock on the grant date. These awards have a three year performance cycle and will vest and become payable, if at all, on the third anniversary of the award date. The awards are subject to the Company’s degree of achievement of a target annual average adjusted return on assets during these three year periods. In addition, a multiplier may be applied to the total awards granted which is based on the Company’s total shareholder return during such three year period in comparison to a defined industry peer group as set forth in the agreement. For the three months ended May 31, 2015, the Company issued 28,553 performance share unit awards with a weighted average grant date fair value of $46.65.

Stock Appreciation Rights
Stock appreciation rights are granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of 7 years and vest ratably over a period of three years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option pricing model.
A summary of the Company’s stock appreciation rights activity for the three months ended May 31, 2015 is as follows:

	SAR’s	Weighted Average Exercise Price
Outstanding as of February 28, 2015	376,982	$31.27
Granted	—	—
Exercised	(5,128)	23.69
Forfeited	(4,078)	44.42
Outstanding as of May 31, 2015	367,776	$31.23
Exercisable as of May 31, 2015	258,856	$25.69

The average remaining contractual term for those stock appreciation rights outstanding at May 31, 2015 is 3.85 years, with an aggregate intrinsic value of $17.6 million. The average remaining contractual terms for those stock appreciation rights that are exercisable as of May 31, 2015 is 3.12 years, with an aggregate intrinsic value of $12.4 million.
Employee Stock Purchase Plan
The Company also has an employee stock purchase plan, which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "offering period"). On the first day of an offering period (the “enrollment date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option pricing model. For the three months ended May 31, 2015, the Company issued 29,995 shares under the Employee Stock Purchase Plan.
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows:

Period ended May 31,	2015	2014
	(In thousands)
Compensation Expense	$771	$1,139
Income tax benefits	$270	$399
Unrecognized compensation cost related to restricted stock units, performance share unit awards, stock appreciation rights, and the employee stock purchase plan at May 31, 2015 totals $7.1 million.
The Company’s policy is to issue shares required under these plans from the Company’s authorized but unissued shares and treasury shares.

4.	Segments
We have two operating segments, Energy and Galvanizing Services, as defined in our Annual Report on Form 10-K for the year ended February 28, 2015. Information regarding operations and assets by segment is as follows:

	Three Months Ended May 31,
	2015	2014
	(Unaudited) (In thousands)
Net Sales:
Energy	$137,003	$130,521
Galvanizing Services	91,885	85,605
Total net sales	228,888	216,126

Operating Income:
Energy	17,956	13,657
Galvanizing Services	22,094	22,010
Corporate	(7,165)	(7,820)
Total operating income	32,885	27,847

Interest expense	3,847	4,209
Net gain on sale of property, plant and equipment and insurance proceeds	(424)	(27)
Other (income) expense, net	307	(31)
Income before income taxes	$29,155	$23,696

Total Assets:
Energy	$556,308	$559,341
Galvanizing Services	374,905	383,612
Corporate	59,947	40,586
	$991,160	$983,539

Financial Information About Geographical Areas
Below is a breakdown of selected financial information by geographical area:

	Three Months Ended May 31,
	2015	2014
	(Unaudited) (In thousands)
Net Sales:
U.S.	$182,270	$176,439
International	46,618	39,687
Total Net Sales	$228,888	$216,126

	May 31, 2015	February 28, 2015
Property, Plant and Equipment, Net:
U.S.	173,562	173,712
Canada	19,931	20,289
Other Countries	2,337	2,582
Total Property, Plant and Equipment, Net	$195,830	$196,583

5.	Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within accrued liabilities on the consolidated balance sheet. Management periodically reviews the reserves and makes adjustments accordingly. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following table shows changes in the warranty reserves since the end of fiscal 2015:

Warranty Reserve
(unaudited)
(in thousands)
Balance at February 28, 2015	$2,287
Warranty costs incurred	(439)
Additions charged to income	844
Balance at May 31, 2015	$2,692

6.	Realignment Costs
As part of AZZ's ongoing efforts to optimize cost and effectiveness, during fiscal 2015, the Company underwent a review of its current management structure with respect to its segment and corporate operations and recorded realignment costs related to severance associated with changes needed to improve management efficiency and accountability. We also reserved for the disposition and write off of certain fixed assets in connection with the realignment. The total cost related to the realignment is estimated to be $4.0 million. One-time severance costs totaling $1.3 million were included in Selling, General and Administrative Expense for the year ending February 28, 2015. The loss recognized from the disposition of certain fixed assets totaling $2.7 million was included in Costs of Sales for the year ending February 28, 2015. The following table shows changes in the realignment accrual:

Realignment Accrual
(unaudited)
(in thousands)
Realignment reserve balance as of February 28, 2015	$456
Realignment costs utilized	(27)
Realignment reserve balance as of May 31, 2015	$429

7.	Subsequent Events

On June 5, 2015, we completed the acquisition of substantially all the assets of US Galvanizing, LLC, a provider of steel corrosion coating services and a wholly-owned subsidiary of Trinity Industries, Inc. The acquisition of the US Galvanizing, LLC assets includes six galvanizing facilities located in Hurst, Texas; Kennedale, Texas; Big Spring, Texas; San Antonio, Texas; Morgan City, Louisiana; and Kosciusko, Mississippi. Additionally, the transaction includes Texas Welded Wire, a secondary business integrated within U.S. Galvanizing's Hurst, Texas facility.

As part of this acquisition, AZZ and Meyer Steel Structures, a leading manufacturer of steel structures for electricity transmission and distribution and a wholly-owned subsidiary of Trinity Industries, Inc., have entered into a long-term supply and service agreement where AZZ will be the primary supplier of hot-dip galvanizing services for Meyer Steel Structures. US Galvanizing LLC was acquired to expand AZZ's existing geographic footprint in North America.

The purchase agreement provided for AZZ's acquisition of all the assets, excluding prepaid assets, of US Galvanizing, LLC along with trade accounts payable in exchange for cash consideration.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand and response to products and services offered by AZZ, including demand by the power generation markets, electrical transmission and distribution markets, the industrial markets, and the hot dip galvanizing markets; prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; changes in the political stability and economic conditions of the various markets that AZZ serves, foreign and domestic, customer requested delays of shipments, acquisition opportunities, currency exchange rates, adequacy of financing, and availability of experienced management and employees to implement AZZ’s continued growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; the continuing economic volatility in the U.S. and other markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business in AZZ’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and other filings with the SEC, available for viewing on AZZ’s website at www.azz.com and on the SEC’s website at www.sec.gov.
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
The following discussion should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015, and with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
We have two operating segments, Energy and Galvanizing Services, as defined in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue and operating income by segment to evaluate our segments. Segment operating income consists of net sales less cost of sales and selling, general and administrative expenses that are specifically identifiable to a segment. For a reconciliation of segment operating income to pretax income, see Note 4 to our quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q.
Orders and Backlog
Our entire backlog relates to our Energy Segment. Our backlog was $318.9 million as of May 31, 2015, a decrease of $13.7 million, or 4.1%, as compared to $332.6 million as of February 28, 2015. Our backlog increased $9.8 million, or 3.2%, as compared to the same period in the prior fiscal year. Our book-to-ship ratio increased from 0.93 to 1 to 0.94 to 1 and incoming orders increased $15.0 million, or 7.5%, for the quarter as compared to the same period in fiscal 2015. The table below includes the progression of the backlog:

Backlog Table
(in thousands)(unaudited)

	Period Ended		Period Ended
Backlog	2/28/2015	$332,595	02/28/2014	$325,013
Bookings		215,156		200,158
Shipments		228,888		216,126
Backlog	5/31/2015	318,863	5/31/2014	309,045
Book to Ship Ratio		0.94		0.93
Segment Revenues
For the three months ended May 31, 2015, consolidated revenues increased $12.8 million, or 5.9%, as compared to the same period in fiscal 2015.
The following table reflects the breakdown of revenue by segment:

	Three Months Ended
	5/31/2015	5/31/2014
	(In thousands)(unaudited)
Revenue:
Energy	$137,003	$130,521
Galvanizing Services	91,885	85,605
Total Revenue	$228,888	$216,126
Revenues for the Energy Segment increased 5.0% for the three months ended May 31, 2015, to $137.0 million as compared to the same period in fiscal 2015. This increase is attributable to the implementation of new technology within our welding solutions lines that has gained traction within the market along with significant increases in field projects within the refining industry. Revenues generated by our legacy electrical business were fairly consistent with prior year, while the revenue from our nuclear service lines was slightly down due to shipping delays related to customer approval processes.
Revenues for the Galvanizing Services Segment increased 7.3% for the three months ended May 31, 2015, to $91.9 million as compared to the same period in fiscal 2015. The increase is attributable to higher volumes primarily within the central portion of the United States and the acquisition of Zalk Steel on June 30, 2014.
Segment Operating Income
Operating income for the Energy Segment increased by $4.3 million, or 31.5%, for the three months ended May 31, 2015 as compared to the same period in fiscal 2015. The increase in operating income relative to the same period in the prior year was attributable to higher sales volume, improved gross margins and lower selling, general and administrative costs as a percentage of sales.
Operating income for the Galvanizing Services Segment increased by $0.1 million, or 0.4%, for the three months ended May 31, 2015 as compared to the same period in fiscal 2015. This slight increase was attributable to the increased sales volumes discussed previously, the receipt of $0.3 million in business interruption insurance proceeds and lower selling, general and administrative costs as a percentage of sales, which were partially offset by higher zinc costs. During the three months ended May 31, 2014, the Galvanizing Services Segment received $2.3 million in business interruption proceeds. Excluding the receipt of business interruption proceeds, operating income would have been $21.8 million and $19.7 million for May 31, 2015 and 2014, respectively, resulting in a 10.7% increase in the current quarter when compared to the same period in fiscal 2015.
Corporate expenses decreased by $0.7 million, or 8.4%, for the three months ended May 31, 2015 as compared to the same period in fiscal 2015. This decrease is attributable to various cost reduction efforts and efficiencies.

Interest
Interest expense for the three months ended May 31, 2015 decreased $0.4 million, or 8.6%. This decrease is the result of lower borrowings during fiscal 2016 as compared to fiscal 2015. As of May 31, 2015, we had outstanding debt of $367.1 million, compared to $400.4 million outstanding as of May 31, 2014. Our debt to equity ratio was 0.84 to 1 as of May 31, 2015, compared to 1.02 to 1 as of May 31, 2014.

Net Gain On Sale of Property, Plant and Equipment and Insurance Proceeds
For the three months ended May 31, 2015, the Company recorded a net gain of $0.4 million as a result of insurance proceeds received along with a gain on the sale of our St. Catharines property located in Ontario, Canada. For the three months ended May 31, 2014, the Company recorded an insignificant gain due to sales from miscellaneous equipment.
Other (Income) Expense
For the three months ended May 31, 2015, the amounts in other (income) expense was an expense of $0.3 million, which is attributable to foreign exchange losses. For the three month period ended May 31, 2014, the amounts recorded to other (income) expense were insignificant.
Income Taxes
The provision for income taxes reflects an effective tax rate of 31.7% for the three months ended May 31, 2015, as compared to 37.0% for the same period in fiscal 2015. The decrease in rate is primarily attributable to capturing certain state tax benefits.
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
For the three months ended May 31, 2015, net cash provided by operating activities was $4.7 million, net cash used in investing activities was $6.2 million, and net cash provided by financing activities was $25.2 million, resulting in a net increase in cash and cash equivalents of $23.2 million. In comparison to fiscal 2015, the results in the statement of cash flows for the three months ended May 31, 2015, are attributable to increased net income, fluctuations in billings related to costs and estimated earnings on uncompleted contracts, and increased borrowings under our Credit Agreement.

Our working capital was $196.3 million as of May 31, 2015, as compared to $171.9 million at May 31, 2014. The change in working capital for the compared periods is mainly attributable to an increase in costs and estimated earnings in excess of billings on uncompleted contracts which is partially offset by an increase in accounts payable and various other current liabilities.
On March 27, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America and other lenders. The Credit Agreement provides for a $75.0 million term facility and a $225.0 million revolving credit facility that includes a $75.0 million “accordion” feature. The Credit Agreement is used to provide for working capital needs, capital improvements, dividends, future acquisitions and letter of credit needs.
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
The $75.0 million term facility under the Credit Agreement requires quarterly principal and interest payments, which commenced on June 30, 2013 and are required to be made through March 27, 2018, the maturity date.
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

As of May 31, 2015, we had $135.0 million of outstanding debt against the revolving credit facility provided and letters of credit outstanding in the amount of $15.2 million, which left approximately $74.8 million of additional credit available under the Credit Agreement.
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
As of May 31, 2015, the Company is in compliance with all of its debt covenants.
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
Other
At May 31, 2015, we had outstanding letters of credit in the amount of $15.2 million. These letters of credit are issued, in lieu of performance and bid bonds, to some of our customers to cover any potential warranty costs that the customer might incur.
The following summarizes our operating leases, debt principal payments, and interest payments for the next five years and beyond.

	Operating Leases	Long-Term Debt	Interest	Total
Fiscal:	(In thousands)
2016	$5,259	$6,109	$11,245	$22,613
2017	6,434	23,191	13,035	42,660
2018	4,517	16,629	12,000	33,146
2019	3,270	196,162	7,850	207,282
2020	1,225	—	6,775	8,000
Thereafter	2,823	125,000	6,775	134,598
Total	$23,528	$367,091	$57,680	$448,299
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
As of May 31, 2015, the Company had exposure to foreign currency exchange rates related to our operations in Canada, China, Brazil, Poland, and the Netherlands.
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

Item 1A. Risk Factors
There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.
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
As of May 31, 2015, no shares have been repurchased by the Company under this share repurchase program.
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

AZZ incorporated (Registrant)

DATE: July 1, 2015	By:	/s/ Paul W. Fehlman
Paul Fehlman Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation, and all amendments thereto (incorporated by reference to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended February 28, 1981).

3.2
Articles of Amendment to the Articles of Incorporation of the Registrant dated June 30, 1988 (incorporated by reference to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended February 29, 2000).

3.3
Articles of Amendment to the Articles of Incorporation of the Registrant dated October 25, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended February 29, 2000).

3.4
Articles of Amendment to the Articles of Incorporation dated July 17, 2000 (incorporated by reference to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended August 31, 2000).

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

10.4
Credit Agreement, dated as of March 27, 2013, by and among AZZ, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the registrant on April 2, 2013).

10.5	AZZ incorporated 2014 Long Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEFA filed May 29, 2014).

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

31.2	Certification by Chief Financial Officer Certificate pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.1	Certification by Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase