Form 10-Q
period 2015-08-31
AZZ INC
filed 2015-09-29
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12777

AZZ Inc.
(Exact name of registrant as specified in its charter)

TEXAS	75-0948250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Museum Place, Suite 500
3100 West Seventh Street
Fort Worth, Texas	76107
(Address of principal executive offices)	(Zip Code)
(817) 810-0095
Registrant’s telephone number, including area code:
AZZ incorporated
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at August 31, 2015:
Common Stock, $1.00 par value per share	25,794,094

AZZ Inc.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	8/31/2015	2/28/2015
	(In thousands, except per share data)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,226	22,527
Accounts receivable (net of allowance for doubtful accounts of $910 as of August 31, 2015 and $1,472 as of February 28, 2015)	133,091	125,638
Inventories:
Raw material	71,863	62,794
Work-in-process	35,160	42,001
Finished goods	6,055	2,902
Costs and estimated earnings in excess of billings on uncompleted contracts	35,310	33,676
Deferred income taxes	709	4,526
Prepaid expenses and other	8,209	4,570
Total current assets	310,623	298,634
Property, plant and equipment, net	223,573	196,583
Goodwill	287,789	279,074
Intangibles and other assets, net	162,062	162,623
	$984,047	$936,914
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$51,774	$49,580
Income tax payable	3,785	2,888
Accrued salaries and wages	21,725	17,046
Other accrued liabilities	20,100	18,287
Customer advance payments	23,956	28,401
Profit sharing	10	6,400
Billings in excess of costs and estimated earnings on uncompleted contracts	8,724	4,674
Debt due within one year	22,724	21,866
Total current liabilities	152,798	149,142
Debt due after one year	337,478	315,982
Deferred income taxes	46,162	51,738
Total liabilities	536,438	516,862
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 Par Value, Shares Authorized 100,000 (25,794 Shares at August 31, 2015 and 25,732 Shares at February 28, 2015)	25,794	25,732
Capital in excess of par value	30,952	27,706
Retained earnings	418,882	389,446
Accumulated other comprehensive loss	(28,019)	(22,832)
Total shareholders’ equity	447,609	420,052
	$984,047	$936,914
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	8/31/2015	8/31/2014	8/31/2015	8/31/2014
	(In thousands, except per share data)
	(Unaudited)
Net sales	$214,246	$193,416	$443,134	$409,542
Cost of sales	160,741	151,316	330,325	312,053
Gross margin	53,505	42,100	112,809	97,489

Selling, general and administrative	27,086	19,144	53,505	46,685
Operating income	26,419	22,956	59,304	50,804

Interest expense	4,023	4,224	7,869	8,432
Net (gain) loss on sale of property, plant and equipment and insurance proceeds	(25)	3	(449)	(23)
Other (income) expense - net	547	17	855	(14)
Income before income taxes	21,874	18,712	51,029	42,409
Income tax expense	4,631	4,943	13,862	13,715
Net income	$17,243	$13,769	$37,167	$28,694
Earnings per common share
Basic earnings per share	$0.67	$0.54	$1.44	$1.12
Diluted earnings per share	$0.67	$0.53	$1.44	$1.11
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	8/31/2015	8/31/2014	8/31/2015	8/31/2014
	(In thousands)
	(Unaudited)
Net income	$17,243	$13,769	$37,167	$28,694
Other comprehensive income (loss):
Foreign currency translation adjustments
Unrealized translation gains (losses)	(4,796)	(627)	(5,160)	2,380
Interest rate swap, net of income tax of $7 and $7, $15, and $15, respectively.	(14)	(14)	(27)	(27)
Other comprehensive income (loss)	(4,810)	(641)	(5,187)	2,353
Comprehensive income	$12,433	$13,128	$31,980	$31,047
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	8/31/2015	8/31/2014
	(In thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$37,167	$28,694
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(473)	(63)
Amortization and depreciation	23,125	23,371
Deferred income taxes	(1,623)	(1,050)
Net Loss on Disposition of Property, Plant & Equipment Due To Realignment	464	2,652
Net gain on sale of property, plant & equipment and insurance proceeds	(449)	(23)
Amortization of deferred borrowing costs	680	723
Share-based compensation expense	2,523	2,638
Effects of changes in assets & liabilities:
Accounts receivable	(4,348)	3,892
Inventories	(511)	(7,199)
Prepaid expenses and other	(3,862)	1,064
Other assets	(352)	(140)
Net change in billings related to costs and estimated earnings on uncompleted contracts	2,183	(1,286)
Accounts payable	2,878	10,406
Other accrued liabilities and income taxes payable	(2,545)	(9,853)
Net cash provided by operating activities	54,857	53,826
Cash Flows From Investing Activities:
Proceeds from sale or insurance settlement of property, plant, and equipment	668	66
Purchase of property, plant and equipment	(21,746)	(11,462)
Acquisition of subsidiaries, net of cash acquired	(49,818)	(10,500)
Net cash used in investing activities	(70,896)	(21,896)
Cash Flows From Financing Activities:
Excess tax benefits (expense) from share-based compensation	(45)	381
Proceeds from revolving loan	89,481	10,891
Payments on revolving loan	(49,080)	(5,000)
Payments on long term debt	(18,036)	(17,098)
Payments of dividends	(7,731)	(7,181)
Net cash (used in) provided by financing activities	14,589	(18,007)
Effect of exchange rate changes on cash	(851)	139
Net increase (decrease) in cash & cash equivalents	(2,301)	14,062
Cash & cash equivalents at beginning of period	22,527	27,565
Cash & cash equivalents at end of period	$20,226	$41,627
Supplemental disclosures
Cash paid for interest	$7,480	$8,076
Cash paid for income taxes	$9,889	$8,684
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance at February 28, 2015	25,732	$25,732	$27,706	$389,446	$(22,832)	$420,052
Stock compensation	15	15	2,508	—	—	2,523
Restricted stock units	9	9	(196)	—	—	(187)
Stock issued for SARs	8	8	(77)	—	—	(69)
Employee stock purchase plan	30	30	1,056	—	—	1,086
Excess tax benefits (expense) from share-based compensation	—	—	(45)	—	—	(45)
Cash dividend paid	—	—	—	(7,731)	—	(7,731)
Net income	—	—	—	37,167	—	37,167
Foreign currency translation	—	—	—	—	(5,160)	(5,160)
Interest rate swap, net of $15 income tax	—	—	—	—	(27)	(27)
Balance at August 31, 2015	25,794	$25,794	$30,952	$418,882	$(28,019)	$447,609
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation
AZZ Inc. (“AZZ”, the “Company”, "our" or “we”) was established in 1956 and incorporated under the laws of the State of Texas. We are a global provider of galvanizing services, welding solutions, specialty electrical equipment and highly engineered services to the power generation, transmission, distribution, refining and industrial markets. We operate in two segments; Energy and Galvanizing Services. AZZ Galvanizing Services is a leading provider of metal finishing solutions for corrosion protection, including hot dip galvanizing to the North American steel fabrication industry. AZZ Energy is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in the energy markets worldwide.
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
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of August 31, 2015, the results of its operations for the three and six months ended August 31, 2015 and 2014, and cash flows for the six months ended August 31, 2015 and 2014. These interim results are not necessarily indicative of results for a full year.
New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are recognized as deferred charges and recorded as other assets. The guidance is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted and is to be implemented retrospectively. Adoption of the new guidance will only affect the presentation of the Company's consolidated balance sheets and will have no impact to our operating results. The company will implement the guidance beginning in fiscal 2017.
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

2.	Earnings Per Share

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
	(Unaudited) (In thousands except per share data)
Numerator:
Net income for basic and diluted earnings per common share	$17,243	$13,769	$37,167	$28,694
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,782	25,657	25,769	25,640
Effect of dilutive securities:
Employee and Director stock awards	140	101	123	109
Denominator for diluted earnings per common share	25,922	25,758	25,892	25,749
Earnings per share basic and diluted:
Basic earnings per common share	$0.67	$0.54	$1.44	$1.12
Diluted earnings per common share	$0.67	$0.53	$1.44	$1.11

3.	Share-based Compensation
The Company has one share-based compensation plan, the 2014 Long Term Incentive Plan (the “Plan”) under which share-based compensation may currently be granted. The purpose of the Plan is to aid in attracting and retaining highly qualified employees and provide a means for such employees to acquire an ownership interest in the Company and better align their interest to the Company's continued long-term success. The Plan permits the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, performance share units, and stock appreciation rights. The maximum number of shares that may be issued under the Plan is 1,500,000 shares. As of August 31, 2015 the Company has approximately 1,397,482 shares available for future issuance under the Plan. In addition, certain share-based awards are outstanding under the Company's Amended and Restated 2005 Long Term Incentive Plan, which was replaced by the Plan.

Restricted Stock Unit Awards
Restricted stock unit awards are valued at the market price of our common stock on the grant date. These awards have either a three year pro-rata or cliff vesting schedule but may vest early in accordance with the Plan’s accelerated vesting provisions.
The activity of our non-vested restricted stock unit awards for the six month period ended August 31, 2015 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 28, 2015	77,446	$41.31
Granted	47,113	46.65
Vested	(12,362)	27.97
Forfeited	(2,137)	44.15
Non-Vested Balance as of August 31, 2015	110,060	$45.04

Performance Share Unit Awards
Performance share unit awards are valued at the market price of our common stock on the grant date. These awards have a three year performance cycle and will vest and become payable, if at all, on the third anniversary of the award date. The awards are subject to the Company’s degree of achievement of a target annual average adjusted return on assets during these three year performance cycles. In addition, a multiplier may be applied to the total awards granted which is based on the Company’s total shareholder return during such three year period in comparison to a defined industry peer group as set forth in the agreement. For the six month period ended August 31, 2015, the Company issued 28,553 performance share unit awards with a weighted average grant date fair value of $46.65.
Stock Appreciation Rights
Stock appreciation rights are granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of seven years and vest ratably over a period of three years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option pricing model.
A summary of the Company’s stock appreciation rights activity for the six month period ended August 31, 2015 is as follows:

	SAR’s	Weighted Average Exercise Price
Outstanding as of February 28, 2015	376,982	$31.27
Granted	—	—
Exercised	(18,205)	24.34
Forfeited	(4,078)	44.42
Outstanding as of August 31, 2015	354,699	$31.48
Exercisable as of August 31, 2015	245,779	$25.75

The average remaining contractual term for those stock appreciation rights outstanding at August 31, 2015 is 3.63 years, with an aggregate intrinsic value of $17.9 million. The average remaining contractual terms for those stock appreciation rights that are exercisable as of August 31, 2015 is 2.88 years, with an aggregate intrinsic value of $12.4 million.
Employee Stock Purchase Plan
The Company also has an employee stock purchase plan, which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "offering period"). On the first day of an offering period (the “enrollment date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option pricing model. For the six month period ended August 31, 2015, the Company issued 29,995 shares under the Employee Stock Purchase Plan.
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows:

Period ended August 31,	2015	2014
	(In thousands)
Compensation expense	$2,523	$2,638
Income tax benefits	$883	$923
Unrecognized compensation cost related to restricted stock units, performance share unit awards, stock appreciation rights, and the employee stock purchase plan at August 31, 2015 totals $6.2 million.
The Company’s policy is to issue shares required under these plans from the Company’s authorized but unissued shares and treasury shares.

4.	Segments
We have two operating segments, Energy and Galvanizing Services, as defined in our Annual Report on Form 10-K for the year ended February 28, 2015. Information regarding operations and assets by segment is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
	(Unaudited) (In thousands)
Net Sales:
Energy	$110,777	$100,560	$247,780	$231,081
Galvanizing Services	103,469	92,856	195,354	178,461
Total net sales	214,246	193,416	443,134	409,542

Operating Income (loss):
Energy	9,005	(1,241)	26,961	12,416
Galvanizing Services	25,331	23,059	47,425	45,069
Corporate	(7,917)	1,138	(15,082)	(6,681)
Total operating income	26,419	22,956	59,304	50,804

Interest expense	4,023	4,224	7,869	8,432
Net (gain) loss on sale of property, plant and equipment and insurance proceeds	(25)	3	(449)	(23)
Other (income) expense, net	547	17	855	(14)
Income before income taxes	$21,874	$18,712	$51,029	$42,409

Total Assets:
Energy	$527,769	$530,535	$527,769	$530,535
Galvanizing Services	431,494	387,393	431,494	387,393
Corporate	24,784	51,860	24,784	51,860
	$984,047	$969,788	$984,047	$969,788

Financial Information About Geographical Areas
Below is a breakdown of selected financial information by geographical area:

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
	(Unaudited) (In thousands)
Net Sales:
U.S.	$163,664	$142,385	$345,934	$318,824
International	50,928	51,031	97,546	90,718
Eliminations	(346)	—	(346)	—
Total Net Sales	$214,246	$193,416	$443,134	$409,542

	August 31, 2015	February 28, 2015
Property, Plant and Equipment, Net:
U.S.	202,515	173,712
Canada	18,260	20,289
Other Countries	2,798	2,582
Total Property, Plant and Equipment, Net	$223,573	$196,583

5.	Warranty Reserves
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

Warranty Reserve
(unaudited)
(in thousands)
Balance at February 28, 2015	$2,287
Warranty costs incurred	(1,642)
Additions charged to income	1,792
Balance at August 31, 2015	$2,437

6.	Realignment Costs
As part of AZZ's ongoing efforts to optimize cost and effectiveness, during the second quarter of fiscal 2016, the Company reviewed its available capacity within the Energy segment and recorded additional realignment costs related to severance associated with consolidating capacity at various facilities. Additionally we reserved for the disposition and write off of certain fixed assets in connection with the capacity consolidation. The total cost related to the capacity consolidation is estimated to be $0.9 million. A total of $0.2 million of one-time severance costs and $0.2 million of costs for the disposition of certain fixed assets are included in Selling, General and Administrative Expenses. A total of $0.2 million of one-time severance costs and $0.3 million of costs for the disposition of certain fixed assets are included in Cost of Sales. The following table shows changes in the realignment accrual:

Realignment Accrual
(unaudited)
(in thousands)
Realignment reserve balance as of February 28, 2015	$456
Realignment costs utilized	(491)
Additions to reserve	437
Realignment reserve balance as of August 31, 2015	$402

7.	Acquisitions

On June 5, 2015, we completed the acquisition of substantially all the assets of US Galvanizing, LLC, a provider of steel corrosion coating services and a wholly-owned subsidiary of Trinity Industries, Inc. The acquisition of the US Galvanizing, LLC assets includes six galvanizing facilities located in Hurst, Texas; Kennedale, Texas; Big Spring, Texas; San Antonio, Texas; Morgan City, Louisiana; and Kosciusko, Mississippi. Additionally, the transaction includes Texas Welded Wire, a secondary business integrated within US Galvanizing's Hurst, Texas facility.

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
Orders and Backlog
Our entire backlog relates to our Energy Segment. Our backlog was $338.1 million as of August 31, 2015, an increase of $5.6 million, or 1.7%, as compared to $332.6 million as of February 28, 2015. For the three months ended August 31, 2015, our book-to-ship ratio decreased slightly from 1.10 to 1 to 1.09 to 1 when compared to same period of Fiscal 2015, however, incoming orders increased $20.1 million, or 9.4%, for the quarter as compared to the same period in fiscal 2015. The table below includes the progression of the backlog:

Backlog Table
(in thousands, except book to ship ratios)(unaudited)

	Period Ended		Period Ended
Backlog	2/28/2015	$332,595	02/28/2014	$325,013
Bookings		215,156		200,158
Shipments		228,888		216,126
Backlog	5/31/2015	318,863	5/31/2014	309,045
Book to Ship Ratio		0.94		0.93
Bookings		233,532		213,433
Shipments		214,246		193,416
Backlog	8/31/2015	338,149	8/31/2014	329,062
Book to Ship Ratio		1.09		1.10
Segment Revenues
For the three and six month periods ended August 31, 2015, consolidated revenues increased $20.8 million, or 10.8%, and $33.6 million, or 8.2%, respectively, as compared to the same periods in fiscal 2015.
The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Six Months Ended
	8/31/2015	8/31/2014	8/31/2015	8/31/2014
	(In thousands)(unaudited)
Revenue:
Energy	$110,777	$100,560	$247,780	$231,081
Galvanizing Services	103,469	92,856	195,354	178,461
Total Revenue	$214,246	$193,416	$443,134	$409,542
Revenues for the Energy Segment increased 10.2% for the three months ended August 31, 2015, to $110.8 million as compared to the same period in fiscal 2015. This increase was primarily attributable to a large project shipment within our nuclear service business. Revenues increased 7.2% to $247.8 million for the six months ended August 31, 2015 as compared to the same period in fiscal 2015. This increase was attributable to the shipment mentioned above as well as greater penetration and growth in specialty welding services for petroleum refining both domestically and internationally. The introduction of new technology continues to deliver traction in the market place and drive growth in this segment.
Revenues for the Galvanizing Services Segment increased 11.4% for the three months ended August 31, 2015, to $103.5 million as compared to the same period in fiscal 2015. Revenues increased 9.5% to $195.4 million for the six months ended August 31, 2015 as compared to the same period in fiscal 2015. These increases for the three and six month periods was attributable to higher volumes of processed steel primarily from the acquisition of U.S. Galvanizing, coupled with increased activity within the solar, electrical utility, and original equipment manufacturer markets.
Segment Operating Income
Operating income for the Energy Segment increased by $10.2 million, or 825.5%, for the three months ended August 31, 2015 as compared to the same period in fiscal 2015. The increase was attributable to the increased revenue, improved pricing and execution overall. The second quarter of Fiscal 2016 included $0.7 million of net realignment charges. The second quarter of Fiscal 2015 also included $2.6 million of realignment charges and $5.2 million in project cost overruns. Excluding these items, operating income increased $3.2 million or 48.5%. Operating income increased for the six month period ended August 31, 2015 by $14.5 million or 117.2% as compared to the same period in fiscal 2015. This increase was attributable to the same factors mentioned for the quarterly comparison above. Excluding the realignment charge and cost overruns, operating income increased for the six month period ended August 31, 2015 by $7.4 million or 37.0%.
Operating income for the Galvanizing Services Segment increased by $2.3 million, or 9.9%, for the three months ended August 31, 2015 as compared to the same period in fiscal 2015. This increase was attributable to the increased sales volume discussed above which was partially offset by higher zinc costs. The second quarter in Fiscal 2015 also included $0.8 million of realignment charges. Excluding this item, operating income increased $1.4 million or 6.0%. Operating income increased for the six months ended August 31, 2015 by $2.4 million or 5.2% as compared to the same period in fiscal 2015. This increase was attributable to the increased sales volumes noted above, partially offset by higher zinc costs. The same period in Fiscal 2015 included $2.3 million of business interruption proceeds and the previously mentioned realignment costs. Excluding these items, operating income increased $3.9 million or 9.0%.
Corporate expenses increased by $9.1 million, or 795.2%, and $8.4 million, or 125.7% for the three and six month periods ended August 31, 2015, respectively, as compared to the same period in fiscal 2015. The second quarter of Fiscal 2016 included a $0.3 million reversal of realignment charges. The second quarter of Fiscal 2015 included the reversal of the contingent liability associated with the acquisition Nuclear Logistics, Inc. in the amount of $9.1 million which was partially offset by $0.5 million of realignment charges. Excluding these items, corporate expenses increased $0.7 million or 9.7% for the three months ended August 31, 2015 compared to the same period in Fiscal 2015, and were flat for the six months ended August 31, 2015 compared to the same period in Fiscal 2015.
Interest
Interest expense for the three and six month periods ended August 31, 2015 was $4.0 million and $7.9 million, respectively. The slight decrease in interest expense for the three and six month periods ended August 31, 2015 in comparison to the same respective periods in the prior year was the result of lower average outstanding debt balance. As of August 31, 2015, we had outstanding debt of $360.2 million, compared to $394.4 million outstanding as of August 31, 2014. Our debt to equity ratio was 0.80 to 1 as of August 31, 2015, compared to 0.98 to 1 as of August 31, 2014.
Net Gain On Sale of Property, Plant and Equipment and Insurance Proceeds
For the three months ended August 31, 2015 and 2014, the Company recorded an insignificant gain due to sales from miscellaneous equipment. For the six months ended August 31, 2015, the Company recorded a net gain of $0.4 million as a result of insurance proceeds received along with a gain on the sale of our St. Catharines property located in Ontario, Canada. For the six months ended August 31, 2014, the Company recorded an insignificant loss due to sales from miscellaneous equipment.
Other (Income) Expense
For the three and six month periods ended August 31, 2015, the amounts in other (income) expense were largely attributable to foreign exchange losses. For the three and six month periods ended August 31, 2014, the amounts recorded to other (income) expense were insignificant.
Income Taxes
The provision for income taxes reflects an effective tax rate of 21.2% and 27.2% for the three and six month periods ended August 31, 2015, as compared to 26.4% and 32.3% for the same respective periods in fiscal 2015. The decrease in rate is primarily attributable to capturing certain state tax benefits.
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
For the six months ended August 31, 2015, net cash provided by operating activities was $54.9 million, net cash used in investing activities was $70.9 million, and net cash provided by financing activities was $14.6 million, resulting in a net decrease in cash and cash equivalents of $2.3 million. In comparison to fiscal 2015, the results in the statement of cash flows for the six months ended August 31, 2015, were attributable to an increase in net income, large fluctuations in accounts payable, accounts receivable and other accrued liabilities, the acquisition of US Galvanizing, LLC, and increased borrowings under our Credit Agreement.

Our working capital was $157.8 million as of August 31, 2015, as compared to $159.6 million at August 31, 2014. The change in working capital for the compared periods is mainly attributable to an increase in costs and estimated earnings in excess of billings on uncompleted contracts which is partially offset by an increase in accounts payable and various other current liabilities.
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
As of August 31, 2015, we had $130.0 million of outstanding debt against the revolving credit facility provided and letters of credit outstanding in the amount of $16.6 million, which left approximately $78.4 million of additional credit available under the Credit Agreement.
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
As of August 31, 2015, the Company was in compliance with all of its debt covenants.
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
Other
At August 31, 2015, we had outstanding letters of credit in the amount of $16.6 million. These letters of credit are issued, in lieu of performance and bid bonds, to some of our customers to cover any potential warranty costs that the customer might incur.
The following summarizes our operating leases, debt principal payments, and interest payments on contractual commitment for the next five years and beyond.

	Operating Leases	Long-Term Debt	Interest	Total
Fiscal:	(In thousands)
2016	$3,704	$4,220	$6,555	$14,479
2017	6,743	23,192	12,963	42,898
2018	4,622	16,629	11,926	33,177
2019	3,346	191,161	7,948	202,455
2020	1,255	—	6,775	8,030
Thereafter	2,831	125,000	6,775	134,606
Total	$22,501	$360,202	$52,942	$435,645

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
As of August 31, 2015, the Company had exposure to foreign currency exchange rates related to our operations in Canada, China, Brazil, Poland, and the Netherlands.
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
As of August 31, 2015, no shares have been repurchased by the Company under this share repurchase program.
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

AZZ Inc. (Registrant)

DATE: September 29, 2015	By:	/s/ Paul W. Fehlman
Paul Fehlman Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Formation of AZZ Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015).

3.2	Amended and Restated Bylaws of AZZ Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015).

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