Form 10-Q
period 2015-11-30
AZZ INC
filed 2016-01-08
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at November 30, 2015:
Common Stock, $1.00 par value per share	25,837,006

AZZ Inc.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	11/30/2015	2/28/2015
	(In thousands, except per share data)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,598	$22,527
Accounts receivable (net of allowance for doubtful accounts of $316 as of November 30, 2015 and $1,472 as of February 28, 2015)	131,866	125,638
Inventories:
Raw material	71,155	62,794
Work-in-process	43,283	42,001
Finished goods	5,782	2,902
Costs and estimated earnings in excess of billings on uncompleted contracts	45,231	33,676
Deferred income taxes	90	4,526
Prepaid expenses and other	5,280	4,570
Total current assets	320,285	298,634
Property, plant and equipment, net	225,428	196,583
Goodwill	287,762	279,074
Intangibles and other assets, net	157,477	162,623
	$990,952	$936,914
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$64,726	$49,580
Income tax payable	4,099	2,888
Accrued salaries and wages	26,118	17,046
Other accrued liabilities	22,426	18,287
Customer advance payments	22,656	28,401
Profit sharing	—	6,400
Billings in excess of costs and estimated earnings on uncompleted contracts	13,362	4,674
Debt due within one year	22,723	21,866
Total current liabilities	176,110	149,142
Debt due after one year	299,134	315,982
Deferred income taxes	47,138	51,738
Total liabilities	522,382	516,862
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 Par Value, Shares Authorized 100,000 (25,837 Shares at November 30, 2015 and 25,732 Shares at February 28, 2015)	25,837	25,732
Capital in excess of par value	33,704	27,706
Retained earnings	438,554	389,446
Accumulated other comprehensive loss	(29,525)	(22,832)
Total shareholders’ equity	468,570	420,052
	$990,952	$936,914
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	11/30/2015	11/30/2014	11/30/2015	11/30/2014
	(In thousands, except per share data)
	(Unaudited)
Net sales	$242,447	$224,833	$685,581	$634,376
Cost of sales	179,999	164,058	510,324	476,112
Gross margin	62,448	60,775	175,257	158,264

Selling, general and administrative	26,040	27,847	79,545	74,532
Operating income	36,408	32,928	95,712	83,732

Interest expense	3,743	4,099	11,612	12,531
Net gain on sale of property, plant and equipment and insurance proceeds	(16)	(1,171)	(465)	(1,195)
Other (income) expense - net	(27)	1,322	828	1,309
Income before income taxes	32,708	28,678	83,737	71,087
Income tax expense	9,161	8,713	23,023	22,428
Net income	$23,547	$19,965	$60,714	$48,659
Earnings per common share
Basic earnings per share	$0.91	$0.78	$2.35	$1.90
Diluted earnings per share	$0.91	$0.77	$2.34	$1.89
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	11/30/2015	11/30/2014	11/30/2015	11/30/2014
	(In thousands)
	(Unaudited)
Net income	$23,547	$19,965	$60,714	$48,659
Other comprehensive income (loss):
Foreign currency translation adjustments
Unrealized translation gains (losses)	(1,492)	(5,334)	(6,652)	(2,954)
Interest rate swap, net of income tax of $7, $7, $22, and $22, respectively.	(14)	(14)	(41)	(41)
Other comprehensive income (loss)	(1,506)	(5,348)	(6,693)	(2,995)
Comprehensive income	$22,041	$14,617	$54,021	$45,664
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	11/30/2015	11/30/2014
	(In thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$60,714	$48,659
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(1,045)	311
Amortization and depreciation	35,077	35,112
Deferred income taxes	(32)	3,628
Net loss on disposition of property, plant & equipment due to realignment	464	2,651
Net gain on sale of property, plant & equipment and insurance proceeds	(465)	(1,195)
Amortization of deferred borrowing costs	1,015	1,078
Share-based compensation expense	3,493	3,342
Effects of changes in assets & liabilities, net of assets acquired:
Accounts receivable	(3,209)	(15,483)
Inventories	(7,872)	(4,715)
Prepaid expenses and other	(935)	3,596
Other assets	(420)	(161)
Net change in billings related to costs and estimated earnings on uncompleted contracts	(3,056)	(7,874)
Accounts payable	15,835	19,875
Other accrued liabilities and income taxes payable	4,594	(5,896)
Net cash provided by operating activities	104,158	82,928
Cash Flows From Investing Activities:
Proceeds from sale or insurance settlement of property, plant, and equipment	1,111	1,321
Purchase of property, plant and equipment	(32,161)	(19,859)
Acquisition of subsidiaries, net of cash acquired	(49,818)	(10,500)
Net cash used in investing activities	(80,868)	(29,038)
Cash Flows From Financing Activities:
Excess tax benefits from share-based compensation	496	214
Proceeds from revolving loan	112,481	10,977
Payments on revolving loan	(108,561)	(19,000)
Payments on long term debt	(19,911)	(18,973)
Payments of dividends	(11,606)	(11,038)
Net cash used in financing activities	(27,101)	(37,820)
Effect of exchange rate changes on cash	(1,118)	316
Net increase (decrease) in cash & cash equivalents	(4,929)	16,386
Cash & cash equivalents at beginning of period	22,527	27,565
Cash & cash equivalents at end of period	$17,598	$43,951
Supplemental disclosures
Cash paid for interest	$9,942	$11,044
Cash paid for income taxes	$15,638	$15,264
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance at February 28, 2015	25,732	$25,732	$27,706	$389,446	$(22,832)	$420,052
Stock compensation	15	15	3,478	—	—	3,493
Restricted stock units	12	12	(292)	—	—	(280)
Stock issued for SARs	9	9	(100)	—	—	(91)
Employee stock purchase plan	69	69	2,416	—	—	2,485
Excess tax benefits (expense) from share-based compensation	—	—	496	—	—	496
Cash dividend paid	—	—	—	(11,606)	—	(11,606)
Net income	—	—	—	60,714	—	60,714
Foreign currency translation	—	—	—	—	(6,652)	(6,652)
Interest rate swap, net of $22 income tax	—	—	—	—	(41)	(41)
Balance at November 30, 2015	25,837	$25,837	$33,704	$438,554	$(29,525)	$468,570
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation
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
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of November 30, 2015, the results of its operations for the three and nine months ended November 30, 2015 and 2014, and cash flows for the nine months ended November 30, 2015 and 2014. These interim results are not necessarily indicative of results for a full year.
As of March 1, 2015, the Company discontinued its Profit Sharing plan for its employees and implemented a new employee bonus program as a short term incentive for performance. The accrual for the new employee bonus plan is presented in the Accrued Salaries and Wages line on the balance sheet for reporting periods subsequent to March 1, 2015.
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

2.	Earnings Per Share

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
	(Unaudited) (In thousands except per share data)
Numerator:
Net income for basic and diluted earnings per common share	$23,547	$19,965	$60,714	$48,659
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,823	25,700	25,787	25,660
Effect of dilutive securities:
Employee and Director stock awards	154	94	133	104
Denominator for diluted earnings per common share	25,977	25,794	25,920	25,764
Earnings per share basic and diluted:
Basic earnings per common share	$0.91	$0.78	$2.35	$1.90
Diluted earnings per common share	$0.91	$0.77	$2.34	$1.89

3.	Share-based Compensation
The Company has one share-based compensation plan, the 2014 Long Term Incentive Plan (the “Plan”) under which share-based compensation may currently be granted. The purpose of the Plan is to aid in attracting and retaining highly qualified employees and provide a means for such employees to acquire an ownership interest in the Company and better align their interest to the Company's continued long-term success. The Plan permits the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, performance share units, and stock appreciation rights. The maximum number of shares that may be issued under the Plan is 1,500,000 shares. As of November 30, 2015, the Company has approximately 1,396,482 shares available for future issuance under the Plan. In addition, certain share-based awards are outstanding under the Company's Amended and Restated 2005 Long Term Incentive Plan, which was replaced by the Plan.

Restricted Stock Unit Awards
Restricted stock unit awards are valued at the market price of our common stock on the grant date. These awards have either a three year pro-rata or cliff vesting schedule but may vest early in accordance with the Plan’s accelerated vesting provisions.
The activity of our non-vested restricted stock unit awards for the nine month period ended November 30, 2015 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 28, 2015	77,446	$41.31
Granted	48,113	46.82
Vested	(17,779)	33.18
Forfeited	(2,137)	44.15
Non-Vested Balance as of November 30, 2015	105,643	$45.05

Performance Share Unit Awards
Performance share unit awards are valued at the market price of our common stock on the grant date. These awards have a three year performance cycle and will vest and become payable, if at all, on the third anniversary of the award date. The awards are subject to the Company’s degree of achievement of a target annual average adjusted return on assets during these three year performance cycles. In addition, a multiplier may be applied to the total awards granted which is based on the Company’s total shareholder return during such three year period in comparison to a defined industry peer group as set forth in the agreement. For the nine month period ended November 30, 2015, the Company issued 28,553 performance share unit awards with a weighted average grant date fair value of $46.65.
Stock Appreciation Rights
Stock appreciation rights are granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of seven years and vest ratably over a period of three years although may vest early in accordance with the Plan’s accelerated vesting provisions. These awards are valued using the Black-Scholes option pricing model.
A summary of the Company’s stock appreciation rights activity for the nine month period ended November 30, 2015 is as follows:

	SAR’s	Weighted Average Exercise Price
Outstanding as of February 28, 2015	376,982	$31.27
Granted	—	—
Exercised	(20,799)	24.57
Forfeited	(4,078)	44.42
Outstanding as of November 30, 2015	352,105	$31.52
Exercisable as of November 30, 2015	254,707	$26.62

The average remaining contractual term for those stock appreciation rights outstanding at November 30, 2015 is 3.38 years, with an aggregate intrinsic value of $21.0 million. The average remaining contractual terms for those stock appreciation rights that are exercisable as of November 30, 2015 is 2.73 years, with an aggregate intrinsic value of $15.2 million.
Employee Stock Purchase Plan
The Company also has an employee stock purchase plan, which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "offering period"). On the first day of an offering period (the “enrollment date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option pricing model. For the nine month period ended November 30, 2015, the Company issued 68,642 shares under the Employee Stock Purchase Plan.
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows:

Period ended November 30,	2015	2014
	(In thousands)
Compensation expense	$3,493	$3,342
Income tax benefits	$1,223	$1,170
Unrecognized compensation cost related to restricted stock units, performance share unit awards, stock appreciation rights and the employee stock purchase plan at November 30, 2015 totals $5.9 million.
The Company’s policy is to issue shares required under these plans from the Company’s authorized but unissued shares and treasury shares.

4.	Segments
We have two operating segments, Energy and Galvanizing Services, as defined in our Annual Report on Form 10-K for the year ended February 28, 2015. Information regarding operations and assets by segment is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
	(Unaudited) (In thousands)
Net Sales:
Energy	$136,007	$130,052	$383,787	$361,133
Galvanizing Services	106,440	94,781	301,794	273,243
Total net sales	242,447	224,833	685,581	634,376

Operating Income (loss):
Energy	18,846	16,482	45,807	28,898
Galvanizing Services	24,264	23,156	71,689	68,225
Corporate	(6,702)	(6,710)	(21,784)	(13,391)
Total operating income	36,408	32,928	95,712	83,732

Interest expense	3,743	4,099	11,612	12,531
Net gain on sale of property, plant and equipment and insurance proceeds	(16)	(1,171)	(465)	(1,195)
Other (income) expense, net	(27)	1,322	828	1,309
Income before income taxes	$32,708	$28,678	$83,737	$71,087

Total Assets:
Energy	$539,193	$549,968	$539,193	$549,968
Galvanizing Services	432,297	385,217	432,297	385,217
Corporate	19,462	46,154	19,462	46,154
	$990,952	$981,339	$990,952	$981,339

Financial Information About Geographical Areas
Below is a breakdown of selected financial information by geographical area:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
	(Unaudited) (In thousands)
Net Sales:
U.S.	$197,372	$177,801	$543,306	$516,127
International	45,424	49,068	142,970	120,285
Eliminations	(349)	(2,036)	(695)	(2,036)
Total Net Sales	$242,447	$224,833	$685,581	$634,376

	November 30, 2015	February 28, 2015
Property, Plant and Equipment, Net:
U.S.	204,758	173,712
Canada	17,889	20,289
Other Countries	2,781	2,582
Total Property, Plant and Equipment, Net	$225,428	$196,583

5.	Warranty Reserves
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

Warranty Reserve
(unaudited)
(in thousands)
Balance at February 28, 2015	$2,287
Warranty costs incurred	(1,892)
Additions charged to income	2,281
Balance at November 30, 2015	$2,676

6.	Realignment Costs
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

Realignment Accrual
(unaudited)
(in thousands)
Realignment reserve balance as of February 28, 2015	$456
Realignment costs utilized	(504)
Additions to reserve	437
Realignment reserve balance as of November 30, 2015	$389

7.	Acquisitions

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

As part of this acquisition, AZZ and Meyer Steel Structures, a leading manufacturer of steel structures for electricity transmission and distribution and a wholly-owned subsidiary of Trinity Industries, Inc., have entered into a long-term supply and service agreement where AZZ will be the primary supplier of hot-dip galvanizing services for Meyer Steel Structures. US Galvanizing, LLC was acquired to expand AZZ's existing geographic footprint in North America.

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
Orders and Backlog
Our entire backlog relates to our Energy Segment. Our backlog was $324.4 million as of November 30, 2015, a decrease of $8.2 million, or 2.5%, as compared to $332.6 million as of February 28, 2015. For the three months ended November 30, 2015, our book-to-ship ratio increased from 0.87 to 1 to 0.94 to 1 when compared to same period of Fiscal 2015, and incoming orders increased $32.6 million, or 16.6%, for the quarter as compared to the same period in fiscal 2015. The table below includes the progression of the backlog:

Backlog Table
(in thousands, except book to ship ratios)(unaudited)

	Period Ended		Period Ended
Backlog	2/28/2015	$332,595	02/28/2014	$325,013
Bookings		215,156		200,158
Shipments		228,888		216,126
Backlog	5/31/2015	318,863	5/31/2014	309,045
Book to Ship Ratio		0.94		0.93
Bookings		233,532		213,433
Shipments		214,246		193,416
Backlog	8/31/2015	338,149	8/31/2014	329,062
Book to Ship Ratio		1.09		1.10
Bookings		228,677		196,108
Shipments		242,447		224,833
Backlog	11/30/2015	324,379	11/30/2014	300,337
Book to Ship Ratio		0.94		0.87
Segment Revenues
For the three and nine month periods ended November 30, 2015, consolidated revenues increased $17.6 million, or 7.8%, and $51.2 million, or 8.1%, respectively, as compared to the same periods in fiscal 2015.
The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Nine Months Ended
	11/30/2015	11/30/2014	11/30/2015	11/30/2014
	(In thousands)(unaudited)
Revenue:
Energy	$136,007	$130,052	$383,787	$361,133
Galvanizing Services	106,440	94,781	301,794	273,243
Total Revenue	$242,447	$224,833	$685,581	$634,376
Revenues for the Energy Segment increased 4.6% for the three months ended November 30, 2015, to $136.0 million as compared to the same period in fiscal 2015. Revenues increased 6.3% to $383.8 million for the nine months ended November 30, 2015 as compared to the same period in fiscal 2015. The increase in both of these periods was attributable to greater penetration and project scope expansion in specialty welding services for petroleum refining both domestically and internationally. The introduction of new technology continues to deliver traction in the market place and drive growth in this segment.
Revenues for the Galvanizing Services Segment increased 12.3% for the three months ended November 30, 2015, to $106.4 million as compared to the same period in fiscal 2015. Revenues increased 10.4% to $301.8 million for the nine months ended November 30, 2015 as compared to the same period in fiscal 2015. These increases for the three and nine month periods were attributable to higher volumes of processed steel primarily from the acquisition of US Galvanizing, LLC, coupled with increased activity within the solar, petrochemical, and original equipment manufacturer markets.
Segment Operating Income
Operating income for the Energy Segment increased by $2.4 million, or 14.3%, for the three months ended November 30, 2015 as compared to the same period in fiscal 2015. The increase was attributable to the increased revenue, improved pricing and execution overall. Operating income increased for the nine month period ended November 30, 2015 by $16.9 million or 58.5% as compared to the same period in fiscal 2015. The nine months ended November 30, 2015 included $0.8 million of realignment charges and the nine months ended November 30, 2014 included $2.6 million of realignment charges and $5.2 million in project cost overruns. Excluding the realignment charges and cost overruns, operating income increased for the nine month period ended November 30, 2015 by $9.9 million or 26.9%.

Operating income for the Galvanizing Services Segment increased by $1.1 million, or 4.8%, for the three months ended November 30, 2015 as compared to the same period in fiscal 2015. This increase was attributable to the increased sales volume discussed above which was partially offset by higher zinc costs. Operating income increased for the nine months ended November 30, 2015 by $3.5 million or 5.1% as compared to the same period in fiscal 2015. This increase was attributable to the increased sales volumes noted above, partially offset by higher zinc costs. The same period in Fiscal 2015 included $2.3 million of business interruption proceeds and $0.8 million realignment costs. Excluding these items, operating income increased $5.0 million or 7.5%.
Corporate expenses were relatively unchanged for the three months ended November 30, 2015, and increased $8.4 million, or 62.7% for the nine months ended November 30, 2015 as compared to the same periods in fiscal 2015. The nine months ended November 30, 2014 included the reversal of the contingent liability associated with the acquisition Nuclear Logistics, Inc. in the amount of $9.1 million which was partially offset by $0.5 million of realignment charges. Excluding these items, corporate expenses were flat for the nine months ended November 30, 2015 compared to the same period in Fiscal 2015.
Interest
Interest expense for the three and nine month periods ended November 30, 2015 was $3.7 million and $11.6 million, respectively. The slight decrease in interest expense for the three and nine month periods ended November 30, 2015 in comparison to the same respective periods in the prior year was the result of lower average outstanding debt balances. As of November 30, 2015, we had outstanding debt of $321.9 million, compared to $378.6 million outstanding as of November 30, 2014. Our debt to equity ratio was 0.69 to 1 as of November 30, 2015, compared to 0.91 to 1 as of November 30, 2014.
Net Gain On Sale of Property, Plant and Equipment and Insurance Proceeds
For the three months ended November 30, 2015, the Company recorded an insignificant gain due to sales from miscellaneous obsolete equipment. For the nine months ended November 30, 2015, the Company recorded a net gain of $0.5 million as a result of insurance proceeds received along with a gain on the sale of our St. Catharines property located in Ontario, Canada. For the three and nine months ended November 30, 2014, the Company recorded insurance proceeds of $1.2 million related to the fire at our Arizona facility.
Other (Income) Expense
For the three and nine month periods ended November 30, 2015 and 2014, the amounts in other (income) expense were largely attributable to foreign exchange fluctuations.
Income Taxes
The provision for income taxes reflects an effective tax rate of 28.0% and 27.5% for the three and nine month periods ended November 30, 2015, as compared to 30.4% and 31.6% for the same respective periods in fiscal 2015. The decrease in rate is primarily attributable to capturing certain state tax benefits.
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
For the nine months ended November 30, 2015, net cash provided by operating activities was $104.2 million, net cash used in investing activities was $80.9 million, and net cash used in financing activities was $27.1 million, resulting in a net decrease in cash and cash equivalents of $4.9 million. In comparison to fiscal 2015, the results in the statement of cash flows for the nine months ended November 30, 2015, were attributable to an increase in net income, large fluctuations in accounts payable, accounts receivable and other accrued liabilities, the acquisition of US Galvanizing, LLC, and the impact of additional borrowings and repayments on our Credit Agreement.

Our working capital was $144.2 million as of November 30, 2015, as compared to $167.2 million at November 30, 2014. The change in working capital for the compared periods is attributable to an increase in costs and estimated earnings in excess of billings on uncompleted contracts, reduced cash and cash equivalents on hand due to the payments on outstanding debt, an increase in accounts payable and a reduction of the customer advance payments balance as of November 30, 2015.

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
As of November 30, 2015, we had $94.0 million of outstanding debt against the revolving credit facility provided and letters of credit outstanding in the amount of $14.5 million, which left approximately $116.5 million of additional credit available under the Credit Agreement.
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
The 2008 Notes and the 2011 Notes each provide for various financial covenants requiring us, among other things, to a) maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50% of Consolidated Net Income (but only if a positive number) for each fiscal quarter beginning with the fiscal quarter ending after February 29, 2008, plus the net proceeds from the issuance by the Company or any Subsidiary of Equity Interests after February 29, 2008; b) maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00; c) maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Note Purchase Agreement) of at least 2.0:1.0; d) not at any time permit the aggregate amount of all Priority Indebtedness (as defined in the Note Purchase Agreement) to exceed 10.0% of Consolidated Net Worth (as defined in the Note Purchase Agreement).
As of November 30, 2015, the Company was in compliance with all of its debt covenants.
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
Other
At November 30, 2015, we had outstanding letters of credit in the amount of $14.5 million. These letters of credit were issued, in lieu of performance and bid bonds, to some of our customers to cover any potential warranty costs that the customer might incur.
The following summarizes our operating leases, debt principal payments, and interest payments on contractual commitment for the next five years and beyond.

	Operating Leases	Long-Term Debt	Interest	Total
Fiscal:	(In thousands)
2016	$1,788	$1,875	$4,264	$7,927
2017	6,584	23,192	12,393	42,169
2018	4,540	16,629	11,352	32,521
2019	3,319	155,161	7,833	166,313
2020	1,275	—	6,775	8,050
Thereafter	2,839	125,000	6,775	134,614
Total	$20,345	$321,857	$49,392	$391,594

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

As of November 30, 2015, the Company had exposure to foreign currency exchange rates related to our operations in Canada, China, Brazil, Poland, and the Netherlands.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s board of directors has authorized the repurchase of approximately 2,600,000 shares of the Company’s outstanding common stock, par value $1 per share. The decision to repurchase shares under this share repurchase program will be based on market conditions and other factors at the time of the purchase. Repurchases under the share repurchase program will be made through open market purchases or private transactions, in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act.
As of November 30, 2015, no shares have been repurchased by the Company under this share repurchase program.
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

AZZ Inc. (Registrant)

DATE: January 8, 2016	By:	/s/ Paul W. Fehlman
Paul Fehlman Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Formation of AZZ Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015).

3.2	Amended and Restated Bylaws of AZZ Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015).

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