Form 10-K
period 2016-02-29
AZZ INC
filed 2016-04-21
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2016
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
Yes                    No
☐                       ☒
As of August 31, 2015 (the last business day of its most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,289,997,108 based on the closing sale price of $50.60 per share as reported on the New York Stock Exchange. For purposes of determining the above stated amount, only the directors, executive officers and 10% or greater shareholders of the registrant have been deemed affiliates; however, this does not represent a conclusion by the registrant that any or all such persons are affiliates of the registrant.
As of April 11, 2016, there were 25,918,006 shares of the registrant’s common stock ($1.00 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 12, 2016 (Proxy Statement) - Part III

AZZ Inc.
YEAR ENDED FEBRUARY 29, 2016

Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand and response to products and services offered by AZZ, including demand by the power generation markets, electrical transmission and distribution markets, the industrial markets, and the hot dip galvanizing markets; prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; changes in the political stability and economic conditions of the various markets that AZZ serves, foreign and domestic; customer requested delays of shipments; additional acquisition opportunities; currency exchange rates; adequacy of financing; availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; the continuing economic volatility in the U.S. and other markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. You are urged to consider these factors carefully in evaluating the forward-looking statements herein and are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by this cautionary statement. These statements are based on information as of the date hereof and AZZ assumes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I
Item 1.    Business
AZZ Inc. (“AZZ”, the “Company”, "our" or “we”) was established in 1956 and incorporated under the laws of the State of Texas. We are a global provider of galvanizing services, welding solutions, specialty electrical equipment and highly engineered services to the power generation, transmission, distribution, refining and industrial markets. We operate in two segments; Energy and Galvanizing. AZZ Galvanizing is a leading provider of metal finishing solutions for corrosion protection, including hot dip galvanizing to the North American steel fabrication industry. AZZ Energy is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in the energy markets worldwide.
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
Copper, aluminum, steel and nickel based alloys are the primary raw materials used by this segment. We do not foresee any availability issues for these materials. We do not contractually commit to minimum volumes and increases in price for these items are normally managed through escalation clauses to the customer’s contracts, which the customers may not accept. In addition, we seek to get firm pricing contracts from our vendors on these materials at the time we receive orders from our customers in order to minimize risk.
We sell Energy Segment products through manufacturers’ representatives, distributors, agents and our internal sales force. We are not dependent on any single customer for this segment, and the loss of any single customer would not have a material adverse effect on our consolidated revenues or net income.
On March 29, 2013, we completed the acquisition of Aquilex Specialty Repair and Overhaul LLC, a Delaware limited liability company (“Aquilex SRO”). Aquilex SRO provides the energy industry with specialty repair and overhaul solutions designed to improve mechanical integrity and extend component life for critical equipment. This acquisition was part of our strategy to expand our offerings in the Energy Segment and to enhance our international footprint in the power generation and refining markets. Aquilex SRO is a market leader in weld overlay services for corrosion and erosion mitigation in power generation and refining facilities worldwide.
The acquisition of Aquilex SRO allows AZZ to participate in the extension of life cycle for power generation, refining and petrochemical infrastructure globally. Prior to this acquisition, our business was primarily driven by new construction projects in power generation, transmission, distribution and industrial markets. The addition of Aquilex SRO in 2013 has successfully transformed the segment to be a service provider that focuses on safety, reliability and life extension for critical equipment in the energy markets. Following this acquisition, the customer base for the segment has become more global and diversified, while offering a balanced mix of products and services. For additional information on recent acquisitions, please refer to Note 16 in the Notes to Consolidated Financial Statements.
For additional information regarding the Energy Segment's backlog and operating results, see Results of Operations within Item 7. For additional financial information by segment, see Note 13 of the Notes to Consolidated Financial Statements.

Galvanizing Segment
The Galvanizing Segment provides hot dip galvanizing to the steel fabrication industry through facilities located throughout the United States and Canada. Hot dip galvanizing is a metallurgical process in which molten zinc is applied to steel. The zinc alloying renders corrosion protection to fabricated steel for extended periods of up to 50 years. As of February 29, 2016, we operated forty-three galvanizing plants, which are located in Alabama, Arkansas, Arizona, Colorado, Indiana, Illinois, Louisiana, Kentucky, Minnesota, Mississippi, Missouri, Nebraska, Nevada, Ohio, Oklahoma, Tennessee, Texas, Virginia and West Virginia in the United States and Ontario, Quebec and Nova Scotia, Canada.
Galvanizing is a highly competitive business, and we compete with other galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternate forms of corrosion protection such as material selection (stainless steel or aluminum) or barrier protections such as powder coating, paint, and weathering steel. Our galvanizing markets are generally limited to areas within relatively close proximity to our galvanizing plants due to freight cost.
Zinc, the principal raw material used in the galvanizing process, is currently readily available, but is subject to volatile pricing. We manage our exposure to commodity pricing of zinc by utilizing agreements with zinc suppliers that include fixed costs contracts to guard against escalating commodity prices. We also secure firm pricing for natural gas supplies with individual utilities when possible. We may or may not continue to use these or other strategies to manage risk in the future.
We typically serve fabricators or manufacturers that provide services to the electrical and telecommunications, bridge and highway, petrochemical and general industrial markets, and numerous original equipment manufacturers. We do not depend on any single customer for a significant amount of our sales, and the loss of any single customer would not have a material adverse effect on our consolidated revenues or net income.
On February 1, 2016, we completed the acquisition of substantially all the assets of Alpha Galvanizing Inc., an Atkinson, Nebraska-based business unit of Olson Industries, Inc. Alpha Galvanizing has served steel fabrication customers that manufacture electrical utility poles, agricultural machinery and industrial manufacturing components since 1996. Alpha Galvanizing was acquired to expand the footprint of AZZ Galvanizing and to support AZZ’s locations in Minnesota and Denver, Colorado, as well as serve customers in the upper Midwest region.
On June 5, 2015, we completed the acquisition of substantially all the assets of US Galvanizing, LLC, a provider of steel corrosion coating services and a wholly-owned subsidiary of Trinity Industries, Inc. ("US Galvanizing"). The acquisition of the US Galvanizing, LLC assets included six galvanizing facilities located in Hurst, Texas; Kennedale, Texas; Big Spring, Texas; San Antonio, Texas; Morgan City, Louisiana; and Kosciusko, Mississippi. Additionally, the transaction included Texas Welded Wire, a secondary business integrated within US Galvanizing's Hurst, Texas facility. US Galvanizing was acquired to expand AZZ’s Southern locations.
On June 30, 2014, we completed the acquisition of substantially all the assets of Zalk Steel & Supply Co. (“Zalk Steel”), a Minneapolis, Minnesota-based galvanizing company. Zalk Steel was acquired to expand AZZ's existing geographic footprint in the upper Midwest region of the United States.
For additional information on the Galvanizing Segment's operating results, see Results of Operations within Item 7. For additional financial information by segment, see Note 13 of the Notes to Consolidated Financial Statements.

Employees

As of February 29, 2016, the Company employed approximately 3,538 persons consisting of approximately 3,200 in the United States, approximately 194 in Canada, 130 in Europe, and 14 in other countries.

Executive Officers of the Registrant

Name	Age	Business Experience of Executive Officers for Past Five Years Position or Office with Registrant or Prior Employer	Held Since
Thomas E. Ferguson	59	President and Chief Executive Officer Chief Executive Officer, FlexSteel Pipeline Technologies, Inc. President, Flow Solutions Group, Flowserve Corp. President, Pump Division, Flowserve Corp.	2013 2013-2013 2009-2012 2003-2009
Paul W. Fehlman	52
Senior Vice President of Finance, Chief Financial Officer
Vice President, Finance, Engineered Products Division, Flowserve Corp.
Vice President, Investor Relations and FP&A, Flowserve Corp.
Vice President, Treasurer, Flowserve Corp.
			2014 2011-2013 2009-2011 2004-2009
Tim E. Pendley	54	Senior Vice President, Galvanizing Segment Vice President Operations, Galvanizing Segment	2009 2004-2009
Robert J. Steines	53	Vice President, Chief Accounting Officer Vice President, Corporate Controller, Great Lakes Dredge and Dock Vice President, Finance, Neuromodulation Division St. Jude Medical	2013 2012-2013 2006-2011
Tara D. Mackey	46
Chief Legal and Human Resources Officer and Secretary
Chief Legal Officer and Secretary
Chief Legal Counsel and Corporate Secretary, First Parts, Inc.
General Counsel and Corporate Secretary, Silverleaf Resorts Inc.
VP, Assistant General Counsel and Corporate Secretary, SuperMedia LLC
			2015 2014-2015 2013-2014 2011-2013 2008-2011
Matt V. Emery	48	Vice President, Chief Information Officer Senior Director of Information Technologies, Hewlett-Packard	2013 2004-2013
Chris M. Bacius	55	Vice President, Corporate Development Vice President Mergers & Acquisition, Flowserve Corporation Vice President Business Development, Flowserve Corporation	2014 2012-2014 2009-2012
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

In connection with the Board’s responsibility to oversee our legal compliance and conduct, the Board has adopted a Code of Conduct, which applies to the Company’s officers, directors and employees.
The Board has adopted charters for each of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. You may review the Corporate Governance Guidelines, our Code of Conduct and our Committee charters under the Heading “Investor Relations,” subheading “Corporate Governance,” on our website at:
 http://www.azz.com
You may also obtain a copy of these documents by mailing a request to:

AZZ Inc.
Investor Relations
One Museum Place, Suite 500
3100 West 7th Street
Fort Worth, TX 76107

Item 1A.    Risk Factors
Our business is subject to a variety of risks, including but not limited to the risks described below, which we believe are the most significant risks and uncertainties facing our business. Additional risks and uncertainties not known to us or not described below may also impair our business operations in the future. If any of the following risks actually occur, our business, financial condition and results of operations and future growth could be negatively impacted.
Our business segments operate in highly competitive markets.
Many of our competitors, primarily in our Energy Segment, are significantly larger and have substantially more resources than AZZ. Competition is based on a number of factors, including price. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their products and services at lower prices than we are able to provide. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality in the future. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industries, maintain our customer base at current levels or increase our customer base.
Climate change could impact our business.
Climate changes could result in an adverse impact on AZZ's operations, particularly in hurricane prone or low lying areas near the ocean. At this time, the Company is not able to speculate as to the potential timing or impact from potential global warming and other natural disasters, however the Company believes that it currently has adequate insurance coverage and disaster recovery plans related to any potential natural disasters that might occur at any of the Company’s sites.
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
If the general level of economic activity deteriorates from current levels, our customers may delay or cancel new projects. If there is a reduction in demand for our products or services, as a result of a downturn in the general economy, there could be a material adverse effect on price levels and the quantity of goods and services purchased, therefore adversely impacting revenues and results from operations. A number of factors, including financing conditions and potential bankruptcies in the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future and pay for past services. Certain economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure raw materials and components to meet our customers’ demand for our products in the future. Other various factors drive demand for our products and services, including the price of oil, economic forecasts and financial markets. Uncertainty in the global economy and financial markets could continue to impact our customers and could in turn severely impact the demand for spending projects that would result in a reduction in orders for our products and services. All of these factors combined together could materially impact our business, financial condition, cash flows and results of operations and potentially impact the trading price of our common stock.
International and political events may adversely affect our Energy and Galvanizing Segments.
A portion of the revenues from our Energy and Galvanizing Segments are from international markets. The occurrence of any of the risks described below could have an adverse effect on our consolidated results of operations, cash flows and financial condition:

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
We purchase a wide variety of raw materials for our Energy Segment to manufacture our products, including copper, aluminum, steel and nickel. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability. In our Galvanizing Segment, zinc and natural gas represent a large portion of our cost of sales. The prices of zinc and natural gas are subject to volatility. The following factors, which are beyond our control, affect the price of raw materials and natural gas for our business segments: supply and demand; freight costs and transportation availability; trade duties and taxes; and labor disputes. We seek to maintain operating margins by attempting to increase the price of our products and services in response to increased costs, but may not be successful in passing these price increases through to our customers.
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
Federal, state and local governments have a major impact on the framework and economics of the US nuclear power industry. Changes in laws or regulations regarding the operations of current nuclear facilities could have an impact on the demand for our products and services, which would have a negative impact on our operations. These same risks are also associated with foreign nuclear power industries.
New regulations related to conflict minerals could adversely impact our business.
On August 22, 2012, the SEC adopted a rule pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act which established annual disclosure and reporting requirements for publicly-traded companies that use tin, tantalum, tungsten or gold (collectively, “conflict minerals”) mined from the Democratic Republic of Congo and adjoining countries in their products. There are costs associated with complying with these disclosure requirements, including costs for due diligence to determine the source of any conflict minerals used in our products and other potential changes to products, processes, or sources of supply. Despite our due diligence efforts, we may be unable to verify the origin of all conflict minerals used in our component products. As a result, we may face reputational and other challenges with customers that require that all of the components incorporated in our products be certified as conflict-free.
Our acquisition strategy involves a number of risks.
We intend to pursue continued growth through the pursuit of opportunities to acquire companies or assets that will enable us to expand our product and service offerings and to increase our geographic footprint. We routinely review potential acquisitions. However, we may be unable to implement this growth strategy if we cannot reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, our acquisition strategy involves certain risks, including:

•	difficulties in the post acquisition integration of operations and systems;

•	the termination of relationships with key personnel and customers of the acquired company;

•	a failure to add additional employees to manage the increased volume of business;

•	additional post acquisition challenges and complexities in areas such as tax planning, treasury management, financial reporting and legal compliance;

•	risks and liabilities from our acquisitions, some of which may not be discovered during the preacquisition due diligence process;

•	a disruption of our ongoing business or an inability of our ongoing business to receive sufficient management attention; and

•	a failure to realize the cost savings or other financial benefits we anticipated prior to acquisition.

Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on current attractive market terms.
Our use of percentage-of-completion accounting in the Energy Segment could result in a reduction or elimination of previously reported profits.
As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and in the notes to our consolidated financial statements, a portion of our revenues is recognized on the percentage-of-completion method of accounting. The percentage-of-completion accounting practice causes us to recognize contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Actual collection of contract amounts or change orders could differ from original estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.
We may not be able to fully realize the revenue value reported in our backlog for our Energy Segment.
We have a backlog of work in our Energy Segment. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Backlog develops as a result of new business secured, which represents the revenue value of new project commitments received by us during a given period. Backlog consists of projects which have either (1) not been started or (2) are in progress and are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, projects that were recorded as new business are cancelled. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, we may also incur additional costs resulting from underutilized assets if projects are cancelled.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
The following table sets forth information about the Company’s principal facilities, owned or leased, on February 29, 2016:

Location	Land/Acres	Buildings/Sq. Footage	Segment/Occupant
Crowley, Texas	29.7	201,000	Energy Segment
Houston, Texas	5.4	61,600	Energy Segment
Richland, Mississippi	6.7	60,981	Energy Segment
Pittsburg, Kansas	15.3	87,800	Energy Segment
Medway, Massachusetts	—	(Leased) 85,000	Energy Segment
Fulton, Missouri	—	(Leased) 126,300	Energy Segment
Hamilton, Ontario Canada	—	(Leased) 78,000	Energy Segment
Fort Worth, Texas	—	(Leased) 201,000	Energy Segment
Norcross, Georgia	5.5	(Leased) 15,000	Energy Segment
Norcross, Georgia	11.0	(Leased) 161,229	Energy Segment
College Station, Texas	—	(Leased) 377	Energy Segment
Chanute, Kansas	—	(Leased) 1,000	Energy Segment
Spring, Texas	—	(Leased) 1,000	Energy Segment
York, Pennsylvania	—	(Leased) 4,855	Energy Segment
St. Petersburg, Florida	6.4	(Leased) 26,155	Energy Segment
Edmonton, AB Canada	—	(Leased) 17,680	Energy Segment
Hellevoetsluis, Netherlands	1.6	(Leased) 30,785	Energy Segment
Radom, Poland	—	(Leased) 56,000	Energy Segment
Barueri, Brazil	0.4	(Leased) 18,478	Energy Segment
Beaumont, Texas	12.9	33,700	Galvanizing Segment
Big Spring, Texas	15.2	109,000	Galvanizing Segment
Crowley, Texas	28.5	79,200	Galvanizing Segment
Houston, Texas	25.2	61,800	Galvanizing Segment
Houston, Texas	23.7	128,764	Galvanizing Segment
Hurst, Texas	17.5	145,522	Galvanizing Segment
Kennedale, Texas	6.0	24,390	Galvanizing Segment
San Antonio, Texas	15.0	17,275	Galvanizing Segment
Waskom, Texas	10.6	30,400	Galvanizing Segment
Atkinson, Nebraska	12.9	26,480	Galvanizing Segment
Kosciusko, Mississippi	32.9	(Leased) 118,639	Galvanizing Segment
Moss Point, Mississippi	13.5	16,000	Galvanizing Segment
Richland, Mississippi	5.6	22,800	Galvanizing Segment
Citronelle, Alabama	10.8	34,000	Galvanizing Segment
Goodyear, Arizona	16.8	36,800	Galvanizing Segment
Prairie Grove, Arkansas	11.5	34,000	Galvanizing Segment
Belle Chasse, Louisiana	9.5	34,000	Galvanizing Segment
Morgan City, Louisiana	1.6	14,300	Galvanizing Segment
Port Allen, Louisiana	22.2	48,700	Galvanizing Segment
McCarran, Nevada	23.7	43,379	Galvanizing Segment
Cincinnati, Ohio	15.0	81,700	Galvanizing Segment
Canton, Ohio	13.6	60,756	Galvanizing Segment
Hamilton, Indiana	49.3	110,700	Galvanizing Segment

Muncie, Indiana	6.6	50,200	Galvanizing Segment
Plymouth, Indiana	40.0	42,900	Galvanizing Segment
Joliet, Illinois	12.0	113,900	Galvanizing Segment
Dixon, Illinois	21.3	59,600	Galvanizing Segment
Peoria, Illinois	7.4	42,600	Galvanizing Segment
Peoria, Illinois	—	(Leased) 66,400	Galvanizing Segment
Winsted, Minnesota	10.4	81,200	Galvanizing Segment
Bristol, Virginia	3.6	38,000	Galvanizing Segment
Poca, West Virginia	22.0	14,300	Galvanizing Segment
Commerce, Colorado	3.9	31,940	Galvanizing Segment
Chelsea, Oklahoma	15.0	30,700	Galvanizing Segment
Tulsa, Oklahoma	29.8	186,726	Galvanizing Segment
Port of Catoosa, Oklahoma	4.0	(Leased) 42,360	Galvanizing Segment
Nashville, Tennessee	12.0	27,055	Galvanizing Segment
St. Louis, Missouri	5.6	1,800	Galvanizing Segment
Kansas City, Missouri	—	(Leased) 18,000	Galvanizing Segment
Minneapolis, Minnesota	4.3	67,260	Galvanizing Segment
Louisville, Kentucky	5.9	23,007	Galvanizing Segment
Montreal, QC Canada	4.4	85,000	Galvanizing Segment
Acton, ON Canada	6.3	32,090	Galvanizing Segment
Acton, ON Canada	4.1	24,180	Galvanizing Segment
Halifax, NS Canada	2.9	33,832	Galvanizing Segment
Fort Worth, Texas	—	(Leased) 41,000	Corporate Offices

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock, $1.00 par value (“Common Stock”), is traded on the New York Stock Exchange under the symbol “AZZ”. The following table sets forth the high and low sales prices of our Common Stock on the New York Stock Exchange on a quarterly basis for each of the two fiscal years ended February 29, 2016 and February 28, 2015.

	High	Low	Dividends Declared
Fiscal 2016
First Quarter	$49.57	$42.89	$0.15
Second Quarter	$54.01	$45.01	$0.15
Third Quarter	$60.36	$46.39	$0.15
Fourth Quarter	$60.30	$47.04	$0.15

Fiscal 2015
First Quarter	$46.82	$41.50	$0.14
Second Quarter	$49.09	$41.30	$0.14
Third Quarter	$47.67	$36.84	$0.15
Fourth Quarter	$47.96	$38.64	$0.15
The payment of dividends is within the discretion of our Board and is dependent on our earnings, capital requirements, operating and financial condition and other factors. AZZ has paid dividends quarterly over the last three fiscal years. Dividends paid totaled $15.5 million, $14.9 million, and $14.3 million during fiscal 2016, 2015, and 2014, respectively. Dividend payments are restricted to total payments of $20.0 million per fiscal year based on covenants with the Company's lenders. AZZ fully expects to continue to pay dividends. However, the decision is within the discretion of our Board and we expect any future payments will be made on a quarterly basis.
In January of 2012, our Board authorized the repurchase of up to ten percent of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. We did not repurchase any shares of Common Stock during the fiscal year ended February 29, 2016.
The approximate number of holders of record of our Common Stock at February 29, 2016 was 907. See Item 12 of this Report for information regarding securities authorized for issuance under equity compensation plans.

STOCK PRICE PERFORMANCE GRAPH
The following graph illustrates the five-year cumulative total return on investments in our Common Stock, the CRSP Index for NYSE Stock Market (U.S. Companies) and the CRSP Index for NYSE Stocks (SIC 5000-5099 US Companies). These indices are prepared by Zacks Investment Research, Inc. AZZ’s Common Stock is listed on The New York Stock Exchange and AZZ is engaged in two industry segments. The shareholder return shown below is not necessarily indicative of future performance. Total return, as shown, assumes $100 invested on February 28, 2011, in shares of AZZ Common Stock and each index, all with cash dividends reinvested. The calculations exclude trading commissions and taxes.
Comparison of Five Year-Cumulative Total Returns
Value of $100 Invested on February 28, 2011
For Fiscal Year Ended on the Last Day of February
 Legend

Symbol	CRSP Total Returns Index for:	2/11	2/12	2/13	2/14	2/15	2/16
	AZZ Inc.	100.00	120.32	217.65	219.31	227.47	255.97
	CRSP Index for NYSE Stock Market (US Companies)	100.00	103.17	119.03	146.35	164.26	148.17
	CRSP Index for NYSE Stocks (SIC 5000-5099	100.00	115.25	130.07	163.66	169.12	160.36
	US Companies) Wholesale Trade - Durable Goods
Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100 on 02/28/2011.
See the equity compensation plan information in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

 Item 6.        Selected Financial Data.

	Fiscal Year
	2016 (a)	2015 (b)	2014 (c)	2013 (d)	2012 (e)
	(In thousands, except per share amounts)
Summary of operations:
Net sales	$903,192	$816,687	$751,723	$570,594	$469,112
Net income	76,790	64,943	59,597	60,456	40,736
Earnings per share:
Basic earnings per common share	2.98	2.53	2.34	2.39	1.62
Diluted earnings per common share	2.96	2.52	2.32	2.37	1.61
Total assets	983,371	936,914	953,253	694,205	606,775
Total debt	326,982	337,848	405,616	210,714	225,000
Total liabilities	502,155	516,862	577,340	360,271	319,166
Shareholders’ equity	481,216	420,052	375,913	333,934	287,609
Working capital	160,929	149,492	152,165	143,533	224,757
Cash provided by operating activities	143,589	118,157	107,275	92,738	64,065
Capital expenditures	39,861	29,377	43,472	24,923	19,784
Depreciation & amortization	47,417	46,089	43,305	29,363	22,595
Cash dividend per common share	0.60	0.58	0.56	0.53	0.50
Weighted average shares outstanding - basic	25,800	25,676	25,514	25,320	25,132
Weighted average shares outstanding - diluted	25,937	25,778	25,693	25,561	25,362

(a)	Includes the acquisitions of US Galvanizing, LLC on June 5, 2015 and Alpha Galvanizing Inc. on February 1, 2016.

(b)	Includes the acquisition of Zalk Steel & Supply Co. on June 20, 2014.

(c)
Includes the acquisition of Aquilex SRO on March 29, 2013. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Year ended February 28, 2014.

(d)	Includes the acquisition of NLI, on June 1, 2012, the acquisition of Galvcast on October 1, 2012 and the acquisition of G3 on January 2, 2013.

(e)	Includes the acquisition of Galvan, on February 1, 2012.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operation.
You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements regarding our business and operations. Our actual results may differ materially from those we currently anticipate as a result of the factors we describe under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Overview

As mentioned in Item 1, AZZ operates two distinct business segments, the Energy Segment and the Galvanizing Segment. Our discussion and analysis of financial condition and results of operations is divided by each of our segments along with corporate costs and other costs not specifically identifiable to a segment. For a reconciliation of segment operating income to pretax income, see Note 13 to the Consolidated Financial Statements. References herein to fiscal years are to the twelve-month periods that end in February of the relevant calendar year. For example, the twelve-month period ended February 29, 2016 is referred to as “fiscal 2016” or “fiscal year 2016.”

For the fiscal year ended February 29, 2016, we recorded net sales of $903.2 million compared to the prior year’s net sales of $816.7 million. Of the total net sales for fiscal 2016, approximately 55.5% of our net sales were generated from the Energy Segment and approximately 44.5% were generated from the Galvanizing Segment. Net income for fiscal 2016 was $76.8 million compared to $64.9 million for fiscal 2015. Net income as a percentage of net sales was 8.5% for fiscal 2016 as compared to 8.0% for fiscal 2015. Earnings per share increased by 17.5% to $2.96 per share for fiscal 2016 compared to $2.52 per share for fiscal 2015, on a diluted basis.

Results of Operations
Year ended February 29, 2016 compared with year ended February 28, 2015
Backlog
We ended fiscal 2016 with a backlog of $334.5 million, a slight increase compared to fiscal 2015. The Company's backlog as of year end pertains solely to the Energy Segment's operations. The book-to-ship ratio remained relatively flat compared to fiscal 2015. The book-to-ship ratio was 1.00 to 1 for fiscal 2016 and 1.01 to 1 for fiscal 2015.
The following table reflects bookings and shipments for fiscal 2016 and 2015.
Backlog Table
(In thousands)

	Period Ended		Period Ended
Backlog	2/28/2015	$332,595	2/28/2014	$325,013
Bookings		905,053		824,269
Shipments		903,192		816,687
Backlog as reported	2/29/2016	$334,456	2/28/2015	$332,595
Book-to-Ship Ratio		1.00		1.01

Net Sales
Our total net sales for fiscal 2016 increased by $86.5 million, or 10.6%, as compared to fiscal 2015.
The following table reflects the breakdown of revenue by segment:

	2016	2015
	(In thousands)
Net sales:
Energy	$500,830	$458,339
Galvanizing	402,362	358,348
Total Net Sales	$903,192	$816,687
Our Energy Segment recorded net sales for fiscal 2016 of $500.8 million, an increase of 9.3% compared to fiscal 2015 net sales of $458.3 million. The increase in net sales for fiscal 2016 was attributable to greater penetration and project scope expansion in specialty welding services for petroleum refining both domestically and internationally. The introduction of new technology continues to deliver positive results and drive growth in this segment.
Our Galvanizing Segment, which consisted of forty-three hot dip galvanizing facilities as of February 29, 2016, generated net sales of $402.4 million, a 12.3% increase from the prior year’s net sales of $358.3 million. The volume of steel processed for the fiscal year increased 15.6% while sales prices were slightly lower in fiscal 2016 compared to fiscal 2015. The acquisition of US Galvanizing, LLC and Alpha Galvanizing Inc. accounted for a significant portion of the increase in net sales and steel processed in the current year. The solar and original equipment manufacturer (OEM) markets also added to the increased sales and steel processed volumes during the year.

Operating Income
Operating income for the Energy Segment increased $19.8 million, or 51.1%, for fiscal 2016, to $58.5 million as compared to $38.7 million for fiscal 2015. Operating margins for this segment were 11.7% for fiscal 2016 as compared to 8.4% for fiscal 2015. This increase was attributable to increased net sales, improved pricing, and better execution overall. During 2015, operating income was impacted by realignment charges described in Note 6 in the Notes to the Consolidated Financial Statements and certain cost overruns on projects at NLI and Aquilex SRO.
Operating income for the Galvanizing Segment increased $6.2 million, or 7.0%, for fiscal 2016 to $94.8 million as compared to $88.6 million for the prior year. Operating margins were 23.6% for fiscal 2016 as compared to 24.7% for fiscal 2015. As noted

within the net sales discussion, the acquisition of US Galvanizing, LLC and Alpha Galvanizing Inc. were the primary contributors of operating income growth which was partially offset by higher zinc costs year over year.
Corporate expenses were $30.9 million for fiscal 2016 and $20.4 million for fiscal 2015. During fiscal 2016, we experienced higher legal fees associated with attorney fees related to a commercial lawsuit which settled during the fourth quarter, higher outside costs associated with various acquisitions and divestiture activities, and charges taken in the fourth quarter related to rectifying incorrect matching payments made to employee benefit plans of certain employees in prior years. During fiscal 2015, the Company recognized a $9.1 million gain from the reversal of the contingent liability associated with the acquisition of NLI. Based on the criteria set forth in the acquisition agreement, we no longer believe an additional payment to the previous owners is probable. Excluding the gain from the reversal of the NLI contingency, for the year, general corporate expenses would have totaled $29.5 million during fiscal 2015 and the year over year comparison would have been relatively flat.
Interest
Interest expense for fiscal 2016 decreased 8.5% to $15.2 million as compared to $16.6 million in fiscal 2015. This decrease is the result of lower borrowings during fiscal 2016 stemming from mandatory and elective principal reductions. For additional information on outstanding debt, see Note 12 of the Notes to the Consolidated Financial Statements. As of February 29, 2016, we had outstanding debt of $327.0 million compared to $337.8 million at the end of fiscal 2015. AZZ's debt to equity ratio was 0.68 to 1 at the end of fiscal 2016 compared to 0.80 to 1 at the end of fiscal 2015.
Net Gain On Sale of Property, Plant and Equipment and Insurance Proceeds
We recorded a net gain of $0.3 million from the sale of property, plant and equipment and insurance proceeds in fiscal 2016. The net gain is primarily related to the sale of our St. Catherines property located in Ontario, Canada. We recorded a net gain of $2.5 million from the sale of property, plant and equipment and insurance proceeds in fiscal 2015. The gain from the prior fiscal year is primarily attributable to the property, plant and equipment lost as a result of the fires at our Joliet, Illinois, Goodyear, Arizona and New Orleans, Louisiana galvanizing facilities, offset by insurance proceeds.
Other (Income) Expense
For fiscal 2016, a total of $3.1 million in expense was recorded to other (income) expense, net, which was primarily attributable to a fourth quarter settlement of a commercial lawsuit, in addition to some currency translation losses. For fiscal 2015, we recorded $2.7 million of expense to other (income) expense, net, which was attributable to the demolition and cleanup efforts at our New Orleans, Louisiana and Goodyear, Arizona galvanizing facilities, following fires at the two facilities.
Provision For Income Taxes
The provision for income taxes reflected an effective tax rate of 26.4% for fiscal 2016 and 27.9% for fiscal 2015. The Company's tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but may not be consistent from year to year. The most significant impact on the difference between our statutory U.S. federal income tax rate of 35.0% and our effective tax rate is the result of certain U.S. state tax planning for the current and prior fiscal year.

Year ended February 28, 2015 compared with year ended February 28, 2014
Backlog
We ended fiscal 2015 with a backlog of $332.6 million, an increase of 2.3% as compared to fiscal 2014. The Company's backlog as of year end pertains to the Energy Segment's operations. The book-to-ship ratio remained relatively flat at 1.01 to 1 for fiscal 2015 and 2014.
The following table reflects bookings and shipments for fiscal 2015 and 2014.
Backlog Table
(In thousands)

	Period Ended		Period Ended
Backlog	2/28/2014	$325,013	2/29/2013	$221,714
Bookings		824,269		759,935
Acquired Backlog		—		95,087
Shipments		816,687		751,723
Backlog as reported	2/28/2015	$332,595	2/28/2014	$325,013
Book-to-Ship Ratio		1.01		1.01

Net Sales
Our total net sales for fiscal 2015 increased by $65.0 million, or 8.6%, as compared to fiscal 2014.
The following table reflects the breakdown of revenue by segment:

	2015	2014
	(In thousands)
Net sales:
Energy	$458,339	$416,106
Galvanizing	358,348	335,617
Total Net Sales	$816,687	$751,723
Our Energy Segment recorded net sales for fiscal 2015 of $458.3 million, an increase of 10.1% compared to fiscal 2014 net sales of $416.1 million. The increase in net sales for fiscal 2015 was attributable to organic growth in our legacy energy businesses and reporting a full year of results for Aquilex SRO. As noted in Item 1 and in Note 16 of the Notes to the Consolidated Financial Statements, Aquilex SRO was acquired on March 29, 2013, therefore, only eleven months of activity was included within fiscal 2014.
Our Galvanizing Segment, which consisted of thirty-six hot dip galvanizing facilities as of February 28, 2015, generated net sales of $358.3 million, a 6.8% increase from the prior year’s net sales of $335.6 million. The volume of steel processed for the fiscal year, and selling price increased slightly for fiscal 2015 as compared to fiscal 2014. The acquisition of Zalk Steel along with our Joliet facility operating for a full year during fiscal 2015 also attributed to the increase in net sales and volumes. Joliet had previously been closed as a result of fire damage that occurred in fiscal 2013. Historically, net sales for the Galvanizing Segment have followed closely the condition of the industrial sector of the general economy.
Operating Income
Operating income for the Energy Segment decreased $5.8 million, or 13.1%, for fiscal 2015, to $38.7 million as compared to $44.5 million for fiscal 2014. Operating margins for this segment were 8.4% for fiscal 2015 as compared to 10.7% for fiscal 2014. This decrease was generally attributable to charges related to realignment efforts described in Note 6 in the Notes to the Consolidated Financial Statements and certain cost overruns on projects at NLI and Aquilex SRO recognized during fiscal 2015.
Operating income for the Galvanizing Segment increased $0.8 million, or 0.9%, for fiscal 2015 to $88.6 million as compared to $87.8 million for the prior year. Operating margins were 24.7% for fiscal 2015 as compared to 26.2% for fiscal 2014. Operating income was negatively impacted by higher zinc costs of approximately 5.3%.

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
Other (Income) Expense
For fiscal 2015, a total of $2.7 million of expense to other (income) expense, net, which was attributable to the demolition and cleanup efforts at our New Orleans, Louisiana and Goodyear, Arizona galvanizing facilities, following fires at the two facilities. For fiscal 2014, we recorded $4.2 million of other income, net, which was primarily attributable to a lawsuit settlement with a former employee due to a non-compete violation.
Provision For Income Taxes
The provision for income taxes reflected an effective tax rate of 27.9% for fiscal 2015 and 36.5% for fiscal 2014. The Company's tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but may not be consistent from year to year. The most significant impact on the difference between our statutory U.S. federal income tax rate of 35.0% and our effective tax rate was related to research and development credits taken for prior years.
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
Net cash provided by operating activities for fiscal 2016 was $143.6 million compared to $118.2 million provided by operating activities for fiscal 2015. The increase in cash provided by operating activities for fiscal 2016 is primarily attributable to higher earnings and a more favorable impact during the year by changes in working capital.
Net cash used in investing activities for fiscal 2016 was $99.3 million compared to net cash used in investing activities of $39.6 million for fiscal 2015. The increase in cash used during fiscal 2016 was attributable to the acquisitions of US Galvanizing, LLC and Alpha Galvanizing Inc., and increased capital expenditures related to the new galvanizing plant in Reno, Nevada.
Net cash used in financing activities for fiscal 2016 was $25.3 million compared to net cash used in financing activities of $82.4 million for fiscal 2015. The decrease in cash used during fiscal 2016 was primarily attributable to reduced net principal payments under our debt agreements.
We consider the undistributed earnings of our foreign subsidiaries as of fiscal year ended February 29, 2016, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Should the Company decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States. As of fiscal year ended February 29, 2016, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $6.5 million. We have not, nor do we anticipate the need to repatriate earnings to the United States to satisfy domestic liquidity needs arising in the ordinary course of business including liquidity needs associated with our domestic debt service requirements. However, the Company may repatriate some cash to the U.S. through settlement of inter-company loans or return of capital distributions in a tax efficient manner.
During fiscal 2016, we spent $100.4 million on capital expenditures including acquisitions, net of cash. The breakdown of capital spending by segment for fiscal 2016, 2015 and 2014 can be found in Note 13 to the Consolidated Financial Statements.
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
As of February 29, 2016, the Company was in compliance with all of its debt covenants.
Historically, we have not experienced a significant impact on our operations from increases in general inflation other than for specific commodities. We have exposure to commodity price increases in both segments of our business, primarily copper, aluminum, steel and nickel based alloys in the Energy Segment and zinc and natural gas in the Galvanizing Segment. We attempt to minimize these increases through escalation clauses in customer contracts for copper, aluminum, steel and nickel based alloys, when market conditions allow and through fixed cost contract purchases on zinc. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process, supply chain management, and through increases in prices where competitively feasible.
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
Contractual Commitments
The following summarizes the Company’s operating leases, debt and interest payments for the next five fiscal years and thereafter:

	Operating Leases	Debt	Interest	Total
	(In thousands)
2017	$6,830	$23,192	$12,815	$42,837
2018	4,699	16,629	11,754	33,082
2019	3,458	162,161	8,070	173,689
2020	1,401	—	6,775	8,176
2021	932	125,000	6,775	132,707
Thereafter	2,109	—	—	2,109
Total	$19,429	$326,982	$46,189	$392,600

Commodity pricing
We have no contracted commitments for any commodities including steel, aluminum, natural gas, nickel based alloys, copper, zinc or any other commodity, except for those entered into under the normal course of business.
Other
At February 29, 2016, the Company had outstanding letters of credit in the amount of $21.9 million. These letters of credit are issued to a portion of the Company’s customers in our Energy Segment to cover any potential warranty costs, performance issues, insurance reserves and bid bonds. In addition, as of February 29, 2016, a warranty reserve in the amount of $2.9 million has been provided to offset any future warranty claims.
The Company has been named as a defendant in certain lawsuits that arose in the normal course of business. In the opinion of management, after consulting with legal counsel, the potential liabilities, if any, resulting from these matters would not have a material effect on our financial position, results of operations or cash flow.
Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances and form the basis for our conclusions. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition, impairment of long-lived assets, identifiable intangible assets and goodwill, accounting for income taxes, restricted stock units, performance share units and stock appreciation rights. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 to the Consolidated Financial Statements.
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
Accruals for Contingent Liabilities - The amounts we record for estimated claims, such as self-insurance programs, warranty, environmental and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience and other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than what we estimate. In connection with our acquisition of

NLI on June 1, 2012, we may be obligated to make an additional payment of up to $20.0 million which will be based on the future financial performance of the NLI business. Based on the cumulative performance to date and current forecast, we do not believe this additional payment is probable or likely and based on that determination, the accrual recorded at the end of fiscal 2014 of $9.1 million was reversed during fiscal 2015.
Revenue Recognition – Revenue is recognized for the Energy Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting for electrical products built to customer specifications and for services under long term contracts. We typically recognize revenue for the Galvanizing Segment at completion of the service unless we specifically agree with the customer to hold its material for a predetermined period of time after the completion of the galvanizing process and, in that circumstance, we invoice and recognize revenue upon shipment. Customer advanced payments presented in the balance sheets arise from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion. Contract costs include direct labor and material and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.
Impairment of Long-Lived Assets, Identifiable Intangible Assets and Goodwill – We record impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment losses on long-lived assets are measured based on the excess of the carrying amount over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. A significant change in events, circumstances or projected cash flows could result in an impairment of long-lived assets, including identifiable intangible assets. An annual impairment test of goodwill is performed in the fourth quarter of each fiscal year. The test is calculated using the anticipated future cash flows after tax from our operating segments. Based on the present value of the future cash flows, we will determine whether impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market, changes in economic conditions of these various markets, raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies. Our testing concluded the none of our goodwill was impaired.
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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Generally accepted accounting principles in the United States of America ("GAAP") states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. We may (1) record unrecognized tax benefits as liabilities in accordance with GAAP and (2) adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

We currently do not record unrecognized tax benefits related to U.S. federal, state or, foreign tax exposure. We continue to review our tax exposure for any significant need to record unrecognized tax benefits in the future.

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We have not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $20.0 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. If we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

Restricted Stock Units, Performance Share Units and Stock Appreciation Rights – Our employees and directors are periodically granted restricted stock units, performance share units, and stock appreciation rights by the Compensation Committee of the Board of Directors. The compensation cost of all employee stock-based compensation awards is measured based on the grant-date fair value of those awards and that cost is recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).
The valuation of stock appreciation rights awards is complex in that there are a number of variables included in the calculation of the value of the award:

•	Volatility of our stock price

•	Expected term of the stock appreciation rights

•	Expected dividend yield

•	Risk-free interest rate over the expected term

•	Expected forfeitures
We have elected to use a Black-Scholes pricing model in the valuation of our stock appreciation rights. Restricted stock units and performance share units are valued at the stock price on the date of grant.
These variables are developed using a combination of our internal data with respect to stock price volatility and exercise behavior of award holders and information from outside sources. The development of each of these variables requires a significant amount of judgment. Changes in the values of the above variables would result in different valuations and, therefore, different amounts of compensation cost.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.
Market risk affecting our operations results primarily from changes in interest rates, foreign currency exchange and commodity prices. As of February 29, 2016, we had no involvement with derivative financial instruments.
In the Energy Segment, we have exposure to commodity pricing for copper, aluminum, steel and nickel based alloys. Increases in price for these items are normally managed through escalation clauses in our customers' contracts, although during difficult market conditions customers' may resist these escalation clauses. In addition, we attempt to enter into firm pricing contracts with our vendors on material at the time we receive orders from our customers to minimize risk. As normal course of business, we manage our exposures to commodity prices, primarily zinc used in our Galvanizing Segment, by utilizing agreements with zinc suppliers that include protective caps and fixed contracts to guard against escalating commodity prices. We also secure firm pricing for natural gas supplies with individual utilities when possible. We believe these agreements ensure adequate supplies and partially offset exposure to commodity price escalation.

As of February 29, 2016, the Company had exposure to foreign currency exchange rates related to our operations in Canada, China, Brazil, Poland, and the Netherlands.
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

Item 8.        Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
AZZ Inc.
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of AZZ Inc. as of February 29, 2016 and February 28, 2015 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended February 29, 2016. Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. We have also audited AZZ Inc.’s internal control over financial reporting as of February 29, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AZZ Inc.’s management is responsible for these financial statements, financial statement schedule, maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements, financial statement schedule and to express an opinion on the company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AZZ Inc. as of February 29, 2016 and February 28, 2015 and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, AZZ Inc. maintained, in all material respects, effective internal control over financial reporting as of February 29, 2016, based on the COSO criteria.
Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of US Galvanizing, LLC, whose acquisition was completed on June 5, 2015, or Alpha Galvanizing Inc., whose acquisition was completed on February 1, 2016. US Galvanizing, LLC and Alpha Galvanizing Inc. is included in the consolidated balance sheet of AZZ Inc. as of February 29, 2016 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year then ended. US Galvanizing, LLC constituted approximately 7.3% of the Company’s total assets as of February 29, 2016 and 3.6% and 2.9% of revenues and net income, respectively, for the year then ended. Alpha Galvanizing Inc. constituted approximately 1.2% of the Company’s total assets as of February 29, 2016 and less than one percent of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of US Galvanizing, LLC or Alpha Galvanizing Inc. because of the timing of the acquisition. Our audit of internal control over financial reporting of AZZ Inc. also did not include an evaluation of the internal control over financial reporting of US Galvanizing, LLC or Alpha Galvanizing Inc.

/s/ BDO USA, LLP

Dallas, Texas
April 21, 2016

AZZ Inc.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	February 29, 2016	February 28, 2015	February 28, 2014
	(In thousands, except per share data)
Net Sales	$903,192	$816,687	$751,723
Cost of Sales	673,081	610,991	546,018
Gross Profit	230,111	205,696	205,705

Selling, General and Administrative	107,823	98,871	105,591
Operating Income	122,288	106,825	100,114

Interest Expense	15,155	16,561	18,407
Net Gain On Sale of Property, Plant and Equipment, and Insurance Proceeds	(327)	(2,525)	(8,039)
Other Expense (Income) - net	3,092	2,659	(4,165)
Income Before Income Taxes	104,368	90,130	93,911
Income Tax Expense	27,578	25,187	34,314
Net Income	$76,790	$64,943	$59,597
Earnings Per Common Share
Basic Earnings Per Share	$2.98	$2.53	$2.34
Diluted Earnings Per Share	$2.96	$2.52	$2.32
Weighted Average Shares Outstanding
Basic	25,800	25,676	25,514
Diluted	25,937	25,778	25,693
The accompanying notes are an integral part of the consolidated financial statements.

AZZ Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	February 29, 2016	February 28, 2015	February 28, 2014
	(In thousands)
Net Income	$76,790	$64,943	$59,597
Other Comprehensive Loss:
Foreign Currency Translation Adjustments -
Unrealized Translation Losses	(7,674)	(11,760)	(7,775)
Interest Rate Swap, Net of Income Tax of $29, $29 and $29, respectively.	(54)	(54)	(54)
Other Comprehensive Loss	(7,728)	(11,814)	(7,829)
Comprehensive Income	$69,062	$53,129	$51,768
The accompanying notes are an integral part of the consolidated financial statements.

AZZ Inc.
CONSOLIDATED BALANCE SHEETS

	February 29, 2016	February 28, 2015
Assets	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$40,191	$22,527
Accounts receivable, net of allowance for doubtful accounts of $264 and $1,472 in 2016 and 2015, respectively	131,416	125,638
Inventories - net	102,135	107,697
Costs and estimated earnings in excess of billings on uncompleted contracts	32,287	33,676
Deferred income tax assets	200	4,526
Prepaid expenses and other	3,105	4,570
Total current assets	309,334	298,634
Property, plant, and equipment, net	226,333	196,583
Goodwill	292,527	279,074
Intangibles and other assets	155,177	162,623
	$983,371	$936,914
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$46,748	$49,580
Income tax payable	2,697	2,888
Accrued salaries and wages	30,473	17,046
Other accrued liabilities	20,406	18,287
Customer advance payment	15,652	28,401
Profit sharing	—	6,400
Billings in excess of costs and estimated earnings on uncompleted contracts	9,237	4,674
Debt due within one year	23,192	21,866
Total current liabilities	148,405	149,142
Debt due after one year	303,790	315,982
Deferred income tax liabilities	49,960	51,738
Total liabilities	502,155	516,862
Commitments and Contingencies
Shareholders’ equity:
Common Stock, $1.00 par value; 100,000 shares authorized; 25,874 shares issued and outstanding at February 29, 2016 and 25,732 at February 28, 2015	25,874	25,732
Capital in excess of par value	35,148	27,706
Retained earnings	450,754	389,446
Accumulated other comprehensive loss	(30,560)	(22,832)
Total shareholders’ equity	481,216	420,052
	$983,371	$936,914

The accompanying notes are an integral part of the consolidated financial statements.

AZZ Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 29, 2016	February 28, 2015	February 28, 2014
	(In thousands)
Cash flows from operating activities:
Net income	$76,790	$64,943	$59,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,417	46,089	43,305
Deferred income taxes	2,707	15,818	842
Net loss on disposition of property, plant & equipment due to realignment	286	2,651	—
Net gain on sale of property, plant & equipment and insurance proceeds	(327)	(2,525)	(8,039)
Share-based compensation expense	4,538	4,080	3,703
Amortization of deferred borrowing costs	1,347	1,431	1,421
Provision for doubtful accounts	(1,072)	458	(116)
Effects of changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(843)	(9,382)	35,955
Inventories	11,124	(879)	(6,209)
Prepaid expenses and other assets	1,996	5,543	(6,590)
Net change in billings related to costs and estimated earnings on uncompleted contracts	5,739	(5,635)	(9,732)
Accounts payable	(2,236)	11,026	(4,150)
Other accrued liabilities and income taxes payable	(3,877)	(15,460)	(2,712)
Net cash provided by operating activities:	143,589	118,157	107,275
Cash flows from investing activities:
Proceeds from the sale or insurance settlement of property, plant, and equipment	1,137	1,330	8,205
Acquisition of subsidiaries, net of cash acquired	(60,584)	(11,518)	(275,702)
Purchases of property, plant and equipment	(39,861)	(29,377)	(43,472)
Net cash used in investing activities:	(99,308)	(39,565)	(310,969)
Cash flows from financing activities:
Excess tax benefits from share-based compensation	1,025	259	1,602
Proceeds from revolving loan	181,481	10,977	197,000
Payments on revolving loan	(170,561)	(57,905)	(60,000)
Proceeds from long-term debt	—	—	75,000
Payments on long-term debt	(21,786)	(20,848)	(17,098)
Debt acquisition costs	—	—	(5,881)
Payment of dividends	(15,482)	(14,897)	(14,290)
Net cash (used in) provided by financing activities:	(25,323)	(82,414)	176,333
Effect of exchange rate changes on cash and cash equivalents	(1,294)	(1,216)	(672)
Net change in cash and cash equivalents	17,664	(5,038)	(28,033)
Cash and cash equivalents, beginning of year	22,527	27,565	55,598
Cash and cash equivalents, end of year	$40,191	$22,527	$27,565
Supplemental disclosures of cash flow information:
Cash paid for interest	$14,228	$15,613	$16,500
Cash paid for income taxes	$21,574	$15,264	$26,332

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(In thousands)
Balance at February 28, 2013	25,376	$25,376	$17,653	$294,093	$(3,189)	$333,933
Stock compensation	14	14	3,689	—	—	3,703
Restricted Stock Units	56	56	(1,393)	—	—	(1,337)
Stock issued for SARs	68	68	(1,117)	—	—	(1,049)
Employee Stock Purchase Plan	63	63	1,519	—	—	1,582
Excess tax benefits from share-based compensation	—	—	1,603	—	—	1,603
Cash dividend paid	—	—	—	(14,290)	—	(14,290)
Net income	—	—	—	59,597	—	59,597
Foreign currency translation	—	—	—	—	(7,775)	(7,775)
Interest rate swap, net of $29 of income tax	—	—	—	—	(54)	(54)
Balance at February 28, 2014	25,577	$25,577	$21,954	$339,400	$(11,018)	$375,913
Stock compensation	16	16	4,064	—	—	4,080
Restricted Stock Units	21	21	(497)	—	—	(476)
Stock issued for SARs	40	40	(371)	—	—	(331)
Employee Stock Purchase Plan	78	78	2,297	—	—	2,375
Excess tax benefits from share-based compensation	—	—	259	—	—	259
Cash dividend paid	—	—	—	(14,897)	—	(14,897)
Net income	—	—	—	64,943	—	64,943
Foreign currency translation	—	—	—	—	(11,760)	(11,760)
Interest rate swap, net of $29 of income tax	—	—	—	—	(54)	(54)
Balance at February 28, 2015	25,732	$25,732	$27,706	$389,446	$(22,832)	$420,052
Stock compensation	15	15	4,523	—	—	4,538
Restricted Stock Units	17	17	(390)	—	—	(373)
Stock issued for SARs	41	41	(132)	—	—	(91)
Employee Stock Purchase Plan	69	69	2,416	—	—	2,485
Excess tax benefits from share-based compensation	—	—	1,025	—	—	1,025
Cash dividend paid	—	—	—	(15,482)	—	(15,482)
Net income	—	—	—	76,790	—	76,790
Foreign currency translation	—	—	—	—	(7,674)	(7,674)
Interest rate swap, net of $29 of income tax	—	—	—	—	(54)	(54)
Balance at February 29, 2016	25,874	$25,874	$35,148	$450,754	$(30,560)	$481,216
The accompanying notes are an integral part of the consolidated financial statements.

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of significant accounting policies
Organization-AZZ Inc. (the “Company” “AZZ” or “We”) operates primarily in the United States of America and Canada and has recently begun operating in China, Brazil, Poland and the Netherlands. Information about the Company's operations by segment is included in Note 13 to the consolidated financial statements.
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
Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s diversity by virtue of two operating segments, the number of customers, and the absence of a concentration of trade accounts receivable in a small number of customers. The Company performs continuous evaluations of the collectability of trade accounts receivable and allowance for doubtful accounts based upon historical losses, economic conditions and customer specific events. After all collection efforts are exhausted and an account is deemed uncollectible, it is written off against the allowance for doubtful accounts. Accounts receivable written off, net of recoveries, in fiscal 2016, 2015 and 2014 were approximately $0.2 million, $0.7 million and $0.3 million, respectively. Collateral is usually not required from customers as a condition of sale.
Revenue recognition—The Company recognizes revenue for the Energy Segment upon transfer of title and risk to customer or based upon the percentage of completion method of accounting for electrical products built to customer specifications and services under long-term contracts. We typically recognize revenue for the Galvanizing Segment at completion of the service unless we specifically agree with the customer to hold its material for a predetermined period of time after the completion of the galvanizing process and, in that circumstance, we invoice and recognize revenue upon shipment. Customer advanced payments presented in the balance sheets arise from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion. Contract costs include direct labor and material and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred.

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
Inventories—Cost is determined principally using a weighted-average method for the Energy Segment and the first-in-first-out (FIFO) method for the Galvanizing Segment.
Property, plant and equipment—For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Buildings and structures	10-25 years
Machinery and equipment	3-15 years
Furniture and fixtures	3-15 years
Automotive equipment	3 years
Computers and software	3 years
Maintenance and repairs are charged to expense as incurred; renewals and betterments that significantly extend the useful life of the asset are capitalized.
Long-lived assets, intangible assets and goodwill—Purchased intangible assets included on the balance sheets are comprised of customer lists, backlogs, engineering drawings and non-compete agreements. Such intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from two to nineteen years. The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than their carrying amount. In those situations, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset’s fair value. For goodwill, the Company performs an annual impairment test on December 31st each year or as indicators are present. The test is calculated using the anticipated future cash flows after tax from our operating segments, which includes the impact of our corporate related expenses. Based on the present value of the future cash flows, we determine whether impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies. As of February 29, 2016, no impairment of long-lived assets, intangible assets or goodwill was determined.
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
The Company is subject to taxation in the U.S. and various state, provincial and local and foreign jurisdictions. With few exceptions, as of fiscal 2016, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before fiscal 2013.
Share-based compensation—The Company has granted restricted stock units awards, performance share units and stock appreciation rights for a fixed number of shares to employees and directors. A discussion of share-based compensation can be found in Note 11 to the Consolidated Financial Statements.

Financial instruments—Fair value is an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Hierarchy Levels 1, 2, or 3 are terms for the priority of inputs to valuation

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

techniques used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs other than quoted prices included with Level 1 that are directly or indirectly observable for the asset or liability. Hierarchy Level 3 inputs are inputs that are not observable in the market.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. Our financial instruments are presented at fair value in our consolidated balance sheets, with the exception of our outstanding Senior Notes. For fiscal 2016 and 2015 the fair value of our senior outstanding notes, as described in Note 12 to the Consolidated Financial Statements, was approximately $154.7 million and $164.4 million, respectively. These fair values were determined using the discounted cash flow at the market rate as well as the applicable market interest rates classified as Level 2 inputs. During fiscal 2016 a principal payment was made in the amount of $14.3 million related to the $100.0 million unsecured Senior Notes due March 31, 2018, which accounts for a portion of the decrease in fair value for the compared periods in conjunction with lower market interest rates.
Derivative financial instruments—From time to time, the Company uses derivatives to manage interest rate risk. The Company’s policy is to use derivatives for risk management purposes only, which includes maintaining the ratio between the Company’s fixed and floating rate debt obligations that management deems appropriate, and prohibits entering into such contracts for trading purposes. The Company enters into derivatives only with counterparties (primarily financial institutions) which have substantial financial wherewithal to minimize credit risk. As the result of the recent global financial crisis, a number of financial institutions have failed or required government assistance, and counterparties considered substantial may develop credit risk. The amount of gains or losses from the use of derivative financial instruments has not been and is not expected to be material to the Company’s consolidated financial statements. As of February 29, 2016, the Company had no derivative financial instruments.
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
The following is a roll-forward of amounts accrued for warranties (in thousands):

Balance at February 28, 2013	$2,073
Warranty costs incurred	(2,246)
Additions charged to income	1,511
Balance at February 28, 2014	$1,338
Warranty costs incurred	(1,294)
Additions charged to income	2,243
Balance at February 28, 2015	$2,287
Warranty costs incurred	(2,570)
Additions charged to income	3,198
Balance at February 29, 2016	$2,915
Accumulated Other Comprehensive Income (Loss)—On January 21, 2011, we entered into a Note Purchase Agreement, (the “2011 Agreement”) and incurred fixed rate, long-term indebtedness of $125.0 million in relation to the 2011 Agreement. See Note 12 to the Consolidated Financial Statements. In anticipation of the issuance of Senior Notes thereunder, we entered into a treasury lock hedging transaction with Bank of America Merrill Lynch (BAML) in order to eliminate the variability of cash flows on the forecasted fixed rate coupon of the debt during the pre-issuance period. The hedging transaction settled during the Company’s third fiscal quarter of fiscal 2011, and the Company received a payment from BAML in the amount of $0.8 million resulting therefrom. The notional value of the hedge was $75.0 million and qualified for hedge accounting as a cash flow hedge. The gain on the settlement was recorded as a component of Accumulated Other Comprehensive Income (Loss) and is being amortized to interest expense in the form of a credit over the life of the 10 year loan. Amortization of this gain to interest expense was recorded in a credit of $0.1 million for fiscal 2016, 2015, and 2014.
Accumulated Other Comprehensive Income (Loss) also includes foreign currency translation adjustments from our foreign subsidiaries consisting of Aquilex SRO, AZZ Trading (Shanghai), Blenkhorn and Sawle, Galvan, Galvcast and G3.

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Accruals for Contingent Liabilities— The amounts we record for estimated claims, such as self-insurance programs, warranty, environmental and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience and other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than what we estimate. In connection with our acquisition of NLI on June 1, 2012, we may be obligated to make an additional payment of up to $20.0 million which will be based on the future financial performance of the NLI business. Based on the cumulative performance to date and current forecast, we do not believe this additional payment will be probable and based on that determination, the accrual recorded at the end of fiscal 2014 of $9.1 million was reversed during fiscal 2015.
New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases." The standard requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
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

2.    Inventories
Inventories (net) consisted of the following at February 29, 2016 and February 28, 2015:

	2016	2015
	(In thousands)
Raw materials	$66,548	$62,794
Work-in-process	28,539	42,001
Finished goods	7,048	2,902
	$102,135	$107,697

3.    Property, Plant, and Equipment
Property, plant and equipment consisted of the following at February 29, 2016 and February 28, 2015:

	2016	2015
	(In thousands)
Land	$21,265	$16,004
Building and structures	141,370	122,539
Machinery and equipment	215,796	184,921
Furniture, fixtures, software and computers	22,237	21,716
Automotive equipment	3,206	2,351
Construction in progress	12,827	12,193
	416,701	359,724
Less accumulated depreciation	(190,368)	(163,141)
Net property, plant, and equipment	$226,333	$196,583
Depreciation expense was $31.2 million, $28.1 million, and $25.1 million for fiscal 2016, 2015, and 2014, respectively.

4.    Costs and estimated earnings on uncompleted contracts
Costs and estimated earnings on uncompleted contracts consisted of the following at February 29, 2016 and February 28, 2015:

	2016	2015
	(In thousands)
Costs incurred on uncompleted contracts	$164,809	$126,882
Estimated earnings	79,171	50,487
	243,980	177,369
Less billings to date	220,930	148,367
	$23,050	$29,002
The amounts noted above are included in the accompanying consolidated balance sheets under the following captions:

	2016	2015
	(In thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$32,287	$33,676
Billings in excess of costs and estimated earnings on uncompleted contracts	(9,237)	(4,674)
	$23,050	$29,002

5.    Other accrued liabilities
Other accrued liabilities consisted of the following at February 29, 2016 and February 28, 2015:

	2016	2015
	(In thousands)
Accrued interest	$2,356	$2,878
Tenant improvements	507	745
Accrued warranty	2,915	2,287
Commissions	2,685	2,540
Personnel expenses	8,456	6,034
Group medical insurance	1,699	1,502
Other	1,788	2,301
	$20,406	$18,287

6.	Realignment Costs
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
During fiscal 2016, the Company reviewed its available capacity within the Energy segment and recorded additional realignment costs related to severance associated with consolidating capacity at various facilities. Additionally we reserved for the disposition and write off of certain fixed assets in connection with the capacity consolidation. The total cost related to the capacity consolidation is estimated to be $0.9 million. A total of $0.2 million of one-time severance costs and $0.2 million of costs for the disposition of certain fixed assets are included in Selling, General and Administrative Expenses. A total of $0.2 million of one-time severance costs and $0.3 million of costs for the disposition of certain fixed assets are included in Cost of Sales.
The following table shows changes in the realignment accrual for the year ended February 29, 2016 and February 28, 2015:

	2016	2015
	(in thousands)
Realignment cost accrued	$456	$3,952
Realignment costs utilized	(832)	(3,496)
Additions to reserve	437	—
	$61	$456

7.    Employee benefit plans
The Company has a profit sharing plan and 401(k) match plan covering substantially all of its employees. Under the provisions of the plan, the Company contributes amounts as authorized by the Board of Directors. Total contributions to the profit sharing plan and the Company’s 401(k) match plan, were $4.9 million, $10.0 million, and $10.4 million for fiscal 2016, 2015, and 2014, respectively. As of March 1, 2015, the Company discontinued its profit sharing plan for its employees and implemented a new employee bonus program as a short-term incentive for performance. The accrual for the new employee bonus plan is presented in Accrued Salaries and Wages on the balance sheet for reporting periods subsequent to March 1, 2015.

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Income taxes

 The provision for income taxes consists of:

	2016	2015	2014

Income before income taxes:
Domestic	$95,554	$76,434	$83,495
Foreign	8,814	13,696	10,416
Income before income taxes	$104,368	$90,130	$93,911
Current provision (benefit):
Federal	$28,099	$3,770	$28,901
Foreign	2,706	3,025	1,903
State and Local	(337)	2,575	4,382
Total current provision for income taxes	$30,468	$9,370	$35,186
Deferred provision (benefit):
Federal	$(5,813)	$15,455	$(2,143)
Foreign	(123)	(858)	1,230
State and Local	3,046	1,220	41
Total deferred provision (benefit) for income taxes	$(2,890)	$15,817	$(872)
Total provision for income taxes	$27,578	$25,187	$34,314
A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows:

	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
Permanent differences	0.4	0.6	1.3
State income taxes, net of federal income tax benefit	(1.5)	2.7	3.0
Benefit of Section 199 of the Code, manufacturing deduction	(2.7)	(2.4)	(2.2)
Valuation allowance	(1.2)	(3.4)	—
Tax credits	(3.2)	(3.4)	—
Foreign tax rate differential	(0.4)	(0.7)	(0.6)
Other	—	(0.5)	—
Effective income tax rate	26.4%	27.9%	36.5%

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability are as follows:

	2016	2015
	(In thousands)
Deferred income tax assets:
Employee related items	$5,652	$4,690
Inventories	1,106	1,080
Accrued warranty	1,008	893
Accounts receivable	173	565
Net operating loss carry forward	2,903	1,919
	10,842	9,147
Less: valuation allowance	(648)	(1,588)
Total deferred income tax assets	10,194	7,559
Deferred income tax liabilities:
Depreciation methods and property basis differences	(31,008)	(28,611)
Other assets and tax-deductible goodwill	(28,946)	(26,161)
Total deferred income tax liabilities	(59,954)	(54,772)
Net deferred income tax liabilities	$(49,760)	$(47,213)
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of fiscal year end 2016, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $20.0 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
The following table summarizes the Net Operating Loss Carry forward:

	2016	2015
	(In thousands)
Federal	$—	$—
State	$2,903	$1,919
Foreign	$—	$—
As of February 29, 2016, the Company had pretax state NOL carry forwards of $36.7 million which, if unused, will begin to expire in 2025.
As of fiscal year end 2016 and 2015, a portion of our deferred tax assets were the result of state NOL carry forwards. We believe that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $0.6 million and $1.6 million as of fiscal year end 2016 and 2015, respectively. For the year ended February 29, 2016, we recorded a net valuation allowance release of $1.0 million on the basis of local tax authority reassessment of the amount which was realized in local tax jurisdictions and on local income tax returns.
We will review this risk within the next fiscal year and may conclude that a significant portion of the valuation allowance will no longer be needed. The tax benefits related to any reversal of the valuation allowance will be recognized as a reduction of income tax expense.

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Goodwill and intangible assets
Goodwill is not amortized but is subject to annual impairment tests. Other intangible assets are amortized over their estimated useful lives.

Changes in goodwill by segment during the years ended February 29, 2016 and February 28, 2015 are as follows:

Segment	March 1, 2015	Acquisitions	Foreign Exchange Translation	February 29, 2016
	(In thousands)
Galvanizing	$95,538	$15,576	$(1,800)	$109,314
Energy	183,536	—	(323)	183,213
Total	$279,074	$15,576	$(2,123)	$292,527

Segment	March 1, 2014	Acquisitions	Foreign Exchange Translation	February 28, 2015
	(In thousands)
Galvanizing	$94,731	$3,306	$(2,499)	$95,538
Energy	183,825	807	(1,096)	183,536
Total	$278,556	$4,113	$(3,595)	$279,074
The Company completes its annual impairment analysis of goodwill on December 31st of each year. As a result, the Company determined that there was no impairment of goodwill.
Amortizable intangible assets consisted of the following at February 29, 2016 and February 28, 2015:

	2016	2015
	(In thousands)
Amortizable intangible assets
Customer related intangibles	$169,637	$159,235
Non-compete agreements	5,596	5,715
Trademarks	4,569	5,042
Technology	7,400	7,400
Certifications	—	209
Engineering drawings	24,600	24,600
Backlog	7,600	8,355
	219,402	210,556
Less accumulated amortization	(71,201)	(56,699)
	$148,201	$153,857

The Company recorded amortization expense of $16.2 million, $18.0 million and $18.2 million for fiscal 2016, 2015 and 2014, respectively. The following table projects the estimated amortization expense for the five succeeding fiscal years and thereafter.

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)
2017	$16,490
2018	15,669
2019	15,032
2020	14,582
2021	14,417
Thereafter	72,011
Total	$148,201

10.    Earnings per share
Basic earnings per share is based on the weighted average number of shares outstanding during each year. Diluted earnings per share were similarly computed but have been adjusted for the dilutive effect of the weighted average number of restricted stock units, performance share units and stock appreciation rights outstanding. The shares and earnings per share were adjusted to reflect our two for one stock split effected in the form of a share dividend approved by the Board of Directors on June 28, 2012, and paid on July 30, 2012. All share data has been retroactively restated.
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	2016	2015	2014
	(In thousands, except per share data)
Numerator:
Net income for basic and diluted earnings per common share	$76,790	$64,943	$59,597
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,800	25,676	25,514
Effect of dilutive securities:
Employee and Director stock awards	137	102	179
Denominator for diluted earnings per common share	25,937	25,778	25,693
Earnings per share basic and diluted:
Basic earnings per common share	$2.98	$2.53	$2.34
Diluted earnings per common share	$2.96	$2.52	$2.32
For fiscal 2016, the company had no stock appreciation rights that were excluded from the computation of diluted earnings per share. Stock appreciation rights of approximately 80,683 and 113,887 were excluded from the computation of diluted earnings per share for fiscal 2015 and 2014, respectively, as the effect would be anti-dilutive.

11.    Share-based compensation
The Company has one share-based compensation plan, the 2014 Long Term Incentive Plan (the “Plan”). The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, performance share units, and stock appreciation rights to purchase common stock of the Company. The maximum number of shares that may be issued under the Plan is 1,500,000 shares. As of February 29, 2016, the Company had approximately 1,389,563 shares reserved for future issuance under the Plan.

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Unit Awards
Restricted stock unit awards are valued at the market price of our common stock on the grant date. These awards accrue dividend equivalents under the Plan and generally have a three year cliff vesting schedule but may vest earlier in accordance with the Plan’s accelerated vesting provisions.
Activity in our non-vested restricted stock unit awards for the year ended February 29, 2016 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 28, 2015	77,446	$41.31
Granted	48,113	46.82
Vested	(24,579)	36.52
Forfeited	(2,287)	44.31
Non-Vested Balance as of February 29, 2016	98,693	$45.03
The total fair value of restricted stock units vested during fiscal years 2016, 2015, and 2014 was $0.9 million, $0.8 million and $1.9 million, respectively. For fiscal years ended 2016, 2015 and 2014, there were 98,693, 77,446 and 70,352, respectively, of non-vested restricted stock units outstanding with weighted average grant date fair values of $45.03, $41.31 and $34.95, respectively.
Performance Share Unit Awards
Performance share unit awards are valued at the market price of our common stock on the grant date. These awards have a three year performance cycle and will vest and become payable, if at all, on the third anniversary of the award date. The awards are subject to the Company’s degree of achievement of a target annual average adjusted return on assets during these three year performance cycles. In addition, a multiplier may be applied to the total awards granted which is based on the Company’s total shareholder return during such three year period, giving effect to any dividends paid during such time, in comparison to a defined industry peer group as set forth in the agreement.
Activity in our non-vested performance stock unit awards for the year ended February 29, 2016 was as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 28, 2015	—	$—
Granted	28,553	46.65
Vested	—	—
Forfeited	(1,138)	46.65
Non-Vested Balance as of February 29, 2016	27,415	$46.65
Stock Appreciation Rights
Stock appreciation rights awards are granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of 7 years and vest ratably over a period of 3 years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option pricing model.

A summary of the Company’s stock appreciation rights awards activity for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 were as follows:

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016		2015		2014
	SAR’s	Weighted Average Exercise Price	SAR’s	Weighted Average Exercise Price	SAR’s	Weighted Average Exercise Price
Outstanding at beginning of year	376,982	$31.27	396,174	$26.64	439,863	$19.12
Granted	—	—	126,532	43.92	116,032	45.20
Exercised	(59,441)	14.67	(98,942)	22.79	(159,721)	19.19
Forfeited	(4,793)	44.56	(46,782)	44.14	—	—
Outstanding at end of year	312,748	$34.23	376,982	$31.27	396,174	$26.64
Exercisable at end of year	217,961	$29.83	204,107	$21.55	153,343	$15.32
Weighted average fair value for the fiscal year indicated of SARs granted during such year		$—		$16.94		$13.68
The average remaining contractual term for those stock appreciation rights outstanding as of February 29, 2016 was 3.51 years, with an aggregate intrinsic value of $15.8 million. The average remaining contractual terms for those stock appreciation rights that are exercisable as of February 29, 2016 was 2.94 years, with an aggregate intrinsic value of $11.0 million. For the year ended February 29, 2016, the intrinsic value of stock appreciation rights exercised was $3.0 million.
The following table summarizes additional information about stock appreciation rights outstanding at February 29, 2016.

Range of Exercise Prices	Total SAR’s	Average Remaining Life	Weighted Average Exercise Price	SAR’s Currently Exercisable	Weighted Average Exercise Price
$9.06	5,174	0.00	$9.06	5,174	$9.06
$15.84	52,958	1.00	$15.84	52,958	$15.84
$20.91	38,820	2.00	$20.91	38,820	$20.91
$25.67	31,328	3.00	$25.67	31,328	$25.67
$39.65	950	4.52	$39.65	475	$39.65
$43.92	107,954	5.01	$43.92	43,135	$43.92
$45.26	40,000	4.68	$45.26	20,000	$45.26
$45.36	34,805	4.00	$45.36	25,565	$45.36
$46.43	759	4.72	$46.43	506	$46.43
$ 9.06 - $46.43	312,748	3.51	$34.23	217,961	$29.83
Beginning in fiscal 2016, the Company is no longer issuing SAR's as a form of share-based compensation, therefore the Black-Scholes option pricing model was not used during fiscal 2016. Assumptions used in the Black-Scholes option pricing model for fiscal years 2015 and 2014 were as follows for all stock appreciation rights:

	2015	2014
Expected term in years	4.5	4.5
Expected dividend yield	1.20% – 1.32%	1.21% – 1.49%
Expected price volatility	35.39% – 40.00%	36.34% – 53.00%
Risk-free interest rate	2.32 – 2.73	0.75 – 2.98

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Directors Grants
The Company granted each of its independent directors a total of 1,915, 2,000 and 2,000 shares of its common stock during fiscal years 2016, 2015 and 2014, respectively. These common stock grants were valued at $52.21, $44.90 and $36.70 per share for fiscal years 2016, 2015 and 2014, respectively, which was the market price of our common stock on the respective grant dates.
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
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows for the fiscal years ending February 29, 2016, February 28, 2015 and February 28, 2014:

Fiscal	2016	2015	2014
	(In thousands)
Compensation expense	$4,538	$4,080	$3,703
Income tax benefits	$1,588	$1,428	$1,296
Unrecognized compensation cost related to all the above at February 29, 2016 totaled $4.8 million. These costs are expected to be recognized over a weighted period of 1.66 years.
The actual tax benefit realized for tax deductions from share-based compensation during each of these fiscal years totaled $1.0 million, $0.3 million and $1.6 million, respectively.
The Company’s policy is to issue shares required under these plans from the Company’s treasury shares or from the Company’s authorized but unissued shares. The Company has no formal or informal plan to repurchase shares on the open market to satisfy these requirements.

12.    Debt
Following is a summary of debt at February 29, 2016 and February 28, 2015:

Debt consisted of the following:	2016	2015
	(In thousands)
Senior Notes, due in balloon payment in January 2021	$125,000	$125,000
Senior Notes, due in annual installments of $14,286 beginning in March 2012 through March 2018	$42,857	$57,143
Term Note, due in quarterly installments beginning in June 2013 through March 2018	$58,125	$65,625
Revolving line of credit with bank	$101,000	$90,080
Total debt	$326,982	$337,848
Less amount due within one year	$(23,192)	$(21,866)
Total long-term debt	$303,790	$315,982
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

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of February 29, 2016, we had $101.0 million of outstanding debt against the revolving credit facility provided and letters of credit outstanding in the amount of $21.9 million, which left approximately $102.1 million of additional credit available under the Credit Agreement.
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
As of February 29, 2016, the Company was in compliance with all of its debt covenants.
Maturities of debt are as follows:

Fiscal Year	(In thousands)
2017	$23,192
2018	16,629
2019	162,161
2020	—
2021	125,000
Thereafter	—
Total	$326,982

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Operating segments

Information regarding operations and assets by segment was as follows:

	2016	2015	2014
Net sales:	(In thousands)
Energy	$500,830	$458,339	$416,106
Galvanizing	402,362	358,348	335,617
	$903,192	$816,687	$751,723

Operating income:
Energy	$58,471	$38,703	$44,513
Galvanizing	94,766	88,562	87,808
Corporate	(30,949)	(20,440)	(32,207)
Total Operating Income	122,288	106,825	100,114
Interest expense	15,155	16,561	18,407
Net gain on sale of property, plant and equipment and insurance proceeds	(327)	(2,525)	(8,039)
Other (income) expense, net	3,092	2,659	(4,165)
Income before income taxes	$104,368	$90,130	$93,911

Depreciation and amortization:
Energy	$19,131	$20,725	$19,959
Galvanizing	26,863	23,964	22,008
Corporate	1,423	1,400	1,338
	$47,417	$46,089	$43,305

Expenditures for acquisitions, net of cash, and property, plant and equipment:
Energy	$12,863	$10,647	$284,514
Galvanizing	86,724	26,928	33,282
Corporate	858	3,320	1,378
	$100,445	$40,895	$319,174

Total assets:
Energy	$500,078	$523,247	$542,809
Galvanizing	436,471	378,823	378,358
Corporate	46,822	34,844	32,086
	$983,371	$936,914	$953,253

Geographic net sales:
United States	$724,559	$631,544	$601,674
Other countries	179,832	189,855	150,049
Eliminations	(1,199)	(4,712)	—
	$903,192	$816,687	$751,723

Property, plant and equipment, net:
United States	$204,587	$173,712	$171,727
Canada	17,868	20,289	23,779
Other Countries	3,878	2,582	2,133
	$226,333	$196,583	$197,639

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Commitments and contingencies
Leases
The Company is obligated under various operating leases for property, plant and equipment. As February 29, 2016, future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year are summarized in the below table:

Fiscal Year:	(In thousands)
2017	$6,830
2018	4,699
2019	3,458
2020	1,401
2021	932
Thereafter	2,109
Total	$19,429
Rent expense was $13.9 million, $14.1 million and $11.0 million for fiscal years 2016, 2015 and 2014, respectively. Rent expense includes various equipment rentals that do not meet the terms of a non-cancelable lease or that have initial terms of less than one year.
Commodity pricing
We have no contracted commitments for any commodities including steel, aluminum, natural gas, cooper, zinc, nickel based alloys, except for those entered into under the normal course of business.
Other
At February 29, 2016, the Company had outstanding letters of credit in the amount of $21.9 million. These letters of credit were issued to customers served by our Energy Segment to cover insurance reserves and any potential warranty costs and performance issues and bid bonds. In addition, as of February 29, 2016, a warranty reserve in the amount of $2.9 million was established to offset any future warranty claims.

 15.    Selected quarterly financial data (Unaudited)

	Quarter ended
	May 31, 2015	August 31, 2015	November 30, 2015	February 29, 2016
	(in thousands, except per share data)
Net sales	$228,888	$214,246	$242,447	$217,611
Gross profit	59,304	53,505	62,448	54,854
Net income	19,924	17,243	23,547	16,076
Basic earnings per share	0.77	0.67	0.91	0.62
Diluted earnings per share	0.77	0.67	0.91	0.62

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter ended
	May 31, 2014	August 31, 2014	November 30, 2014	February 28, 2015
	(in thousands, except per share data)
Net sales	$216,126	$193,416	$224,833	$182,312
Gross profit	55,389	42,100	60,775	47,432
Net income	14,925	13,769	19,965	16,283
Basic earnings per share	0.58	0.54	0.78	0.63
Diluted earnings per share	0.58	0.53	0.77	0.63

16.    Acquisitions
On February 1, 2016, we completed our acquisition of substantially all the assets of Alpha Galvanizing Inc., an Atkinson, Nebraska-based business unit of Olson Industries, Inc. ("Alpha Galvanizing"). Alpha Galvanizing has served steel fabrication customers that manufacture electrical utility poles, agricultural machinery and industrial manufacturing components since 1996. Alpha Galvanizing was acquired to expand the footprint of AZZ Galvanizing and to support AZZ’s locations in Minnesota and Denver, Colorado, as well as serve customers in the upper Midwest region.
Unaudited pro forma results of operations assuming the Alpha Galvanizing Inc. acquisition had taken place at the beginning of each period are not provided because the historical operating results of Alpha Galvanizing Inc. were not significant and pro forma results would not be significantly different from reported results for the periods presented.
On June 5, 2015, we completed the acquisition of substantially all the assets of US Galvanizing, LLC, a provider of steel corrosion coating services and a wholly-owned subsidiary of Trinity Industries, Inc. The acquisition of the US Galvanizing, LLC assets includes six galvanizing facilities located in Hurst, Texas; Kennedale, Texas; Big Spring, Texas; San Antonio, Texas; Morgan City, Louisiana; and Kosciusko, Mississippi. Additionally, the transaction includes Texas Welded Wire, a secondary business integrated within US Galvanizing's Hurst, Texas facility. US Galvanizing, LLC was acquired to expand AZZ’s Southern locations.
Unaudited pro forma results of operations assuming the US Galvanizing, LLC acquisition had taken place at the beginning of each period are not provided because the historical operating results of US Galvanizing, LLC were not significant and pro forma results would not be significantly different from reported results for the periods presented.
On June 30, 2014, we completed our acquisition of substantially all the assets of Zalk Steel & Supply Co. (“Zalk Steel”), a Minneapolis, Minnesota-based galvanizing company, for a purchase price of $10.5 million and the assumption of $0.3 million in liabilities.  The Company recorded $3.3 million of goodwill, which has been allocated to the Galvanizing Segment, and $3.4 million of intangible assets associated with this acquisition.  The intangible assets associated with the acquisition consist primarily of trade names, customer relationships and non-compete agreements.  These intangible assets are being amortized on a straight-line basis over a period of 19 years for customer relationships, 19 years for trade names, and 5 years for non-compete agreements.  Zalk Steel was acquired to expand AZZ's existing footprint in the upper Midwest region of the United States. The goodwill arising from this acquisition was allocated to the Galvanizing Segment and is deductible for income tax purposes.
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

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following unaudited pro forma information assumes that the acquisition of Aquilex SRO took place on March 1, 2013 for the income statement for the year ended February 28, 2014.

2014
(Unaudited) (In thousands, except for per share amounts)
Net sales:	$774,818
Net Income	$60,080
Earnings Per Common Share
Basic Earnings Per Share	$2.35
Diluted Earnings Per Share	$2.34

17.    Subsequent Events
On March 1, 2016, we completed an acquisition of the equity securities of Power Electronics, Inc. ("PEI"), a Millington, Maryland-based manufacturer and integrator of electrical enclosure systems. The acquisition of PEI will enhance our capacity to serve existing and new customers in a diverse set of industries along the Eastern seaboard of the United States.

Schedule II
AZZ Inc.
Valuation and Qualifying Accounts and Reserves
(In thousands)

	Year Ended,
	February 29, 2016	February 28, 2015	February 28, 2014
Allowance for Doubtful Accounts
Balance at beginning of year	$1,472	$1,744	$1,000
Additions (reductions) charged or credited to income	(1,072)	458	(116)
Balances written off, net of recoveries	(176)	(700)	(294)
Other	48	—	1,184
Effect of exchange rate	(8)	(30)	(30)
Balance at end of year	$264	$1,472	$1,744

Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.        Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of February 29, 2016, the Company's management, with the participation of its principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act"), the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of February 29, 2016, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and were effective to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended February 29, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management’s Report on Internal Controls Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management, with the participation of its principal executive officer and principal financial officer assessed the effectiveness, as of February 29, 2016, of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that the Company maintained effective internal control over financial reporting as of February 29, 2016. Management's assessment and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of the internal controls of US Galvanizing, LLC, whose acquisition was completed on June 5, 2015, or Alpha Galvanizing Inc., whose acquisition was completed on February 1, 2016. US Galvanizing, LLC constituted approximately 7.3% of the Company’s total assets as of February 29, 2016 and 3.6% and 2.9% of revenues and net income, respectively, for the year then ended. Alpha Galvanizing Inc. constituted approximately 1.2% of the Company’s total assets as of February 29, 2016 and less than one percent of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of US Galvanizing, LLC or Alpha Galvanizing Inc. because of the timing of the acquisition.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.
The effectiveness of the Company's internal control over financial reporting as of February 29, 2016, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their attestation report included herein.

Item 9B.        Other Information.
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.
The information required by this item with regard to executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
Information regarding directors of AZZ required by this Item is incorporated by reference to the section entitled “Election of Directors” set forth in the Proxy Statement for our 2016 Annual Meeting of Shareholders.
The information regarding compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement for our 2016 Annual Meeting of Shareholders.
Information regarding our audit committee financial experts and code of ethics and business conduct required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Proxy Statement for our 2016 Annual Meeting of Shareholders.
No director or nominee for director has any family relationship with any other director or nominee or with any executive officer of our company.

Item 11.        Executive Compensation.
The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Fees Paid to Directors” set forth in our Proxy Statement for our 2016 Annual Meeting of Shareholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management” set forth in the Proxy Statement for our 2016 Annual Meeting of Shareholders.
Equity Compensation Plan
The following table provides a summary of information as of February 29, 2016, relating to our equity compensation plans in which our Common Stock is authorized for issuance.
Equity Compensation Plan Information:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders(1)	312,748(2)	$34.23	1,389,563(3)
Total	312,748	$34.23	1,389,563

(1)
Consists of the Amended and Restated 2005 Long-Term Incentive Plan and the 2014 Long-Term Incentive Plan. See Note 11, “Stock Compensation” to our “Notes to Consolidated Financial Statements” for further information.

(2)	The average term of outstanding stock appreciation rights is 3.51 years.

(3)	Consists of 1,389,563 shares remaining available for future issuance under the Amended and Restated 2005 Long-Term Incentive Plan.

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

Item 13.        Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” set forth in the Proxy Statement for our 2016 Annual Meeting of Shareholders.

Item 14.        Principal Accountant Fees and Services
Information required by this Item is incorporated by reference to the sections entitled “Other Business – Independent Auditor Fees” and “Other Business – Pre-approval of Non-audit Fees” set forth in our Proxy Statement for our 2016 Annual Meeting of Shareholders.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

A.     Financial Statements

1.	The financial statements filed as a part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” on page 27.

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts and Reserves filed as a part of this Annual Report on Form 10-K is listed in the “Index to Consolidated Financial Statements” on page 53.
Schedules and compliance information other than those referred to above have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

B.    Exhibits Required by Item 601 of Regulation S-K
A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this Annual Report on Form 10-K is set forth in the Index to Exhibits beginning on page 60, which immediately precedes such exhibits.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc.
(Registrant)

April 21, 2016	By: /s/ Thomas E. Ferguson
Thomas E. Ferguson, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

April 21, 2016	/s/ Kevern R. Joyce
Kevern R. Joyce Chairman of the Board of Directors

April 21, 2016	/s/ Thomas E. Ferguson
Thomas E. Ferguson President, Chief Executive Officer and Director (Principal Executive Officer)

April 21, 2016	/s/ Paul W. Fehlman
Paul W. Fehlman, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

April 21, 2016	/s/ Robert J. Steines
Robert J. Steines Vice President and Chief Accounting Officer

April 21, 2016	/s/ Daniel R. Feehan
Daniel R. Feehan Director

April 21, 2016	/s/ Peter A. Hegedus
Peter A. Hegedus Director

April 21, 2016	/s/ Dr. H. Kirk Downey
Dr. H. Kirk Downey Director

April 21, 2016	/s/ Daniel E. Berce
Daniel E. Berce Director

April 21, 2016	/s/ Martin C. Bowen
Martin C. Bowen Director

April 21, 2016	/s/ Paul Eisman
Paul Eisman Director

April 21, 2016	/s/ Venita McCellon-Allen
Venita McCellon-Allen Director

April 21, 2016	/s/ Steven R. Purvis
Steven R. Purvis Director

April 21, 2016	/s/ Stephen E. Pirnat
Stephen E. Pirnat Director

 Index to Exhibits as Required By Item 601 of Regulation S-K.

3.1	Amended and Restated Certificate of Formation of AZZ Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)
3.2	Amended and Restated Bylaws of AZZ Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2000)
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

10.8*	AZZ Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed May 29, 2014)
10.9*	First Amendment to AZZ Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on January 21, 2016)
10.10*	Amended Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 21, 2016)
10.11*	Amended Form of Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 21, 2016)
10.12*	Amended Form of Performance Award Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 21, 2016)
10.13*	AZZ Inc. Senior Management Bonus Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed May 28, 2015)
10.14*	First Amendment to Senior Management Bonus Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on January 21, 2016)
10.15*	AZZ incorporated Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF14A filed June 4, 2008)
10.16*
Employment Agreement by and between AZZ incorporated and Thomas Ferguson, dated as of November 4, 2013 (incorporated by reference to the Exhibit 10(1) to the Registrant’s Current Report on Form 8-K filed November 7, 2013)

10.17*
Change in Control Agreement by and between AZZ incorporated and Thomas Ferguson, dated as of November 4, 2013 (incorporated by reference to Exhibit 10(2) to the Registrant’s Current Report on Form 8-K filed November 7, 2013)

10.18*
Employment Agreement by and between AZZ incorporated and Paul Fehlman, dated as of February 24, 2014 (incorporated by reference to Exhibit 10(1) to the Registrant’s Current Report on Form 8-K filed February 27, 2014)

10.19*
Change in Control Agreement by and between AZZ incorporated and Paul Fehlman, dated as of February 24, 2014 (incorporated by reference to Exhibit 10(2) to the Registrant’s Current Report on Form 8-K filed February 27, 2014)

10.20*
Form of Change in Control Agreement by and between AZZ incorporated and certain officers thereof (incorporated by reference to Exhibit 10(18) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002)

10.21*	AZZ Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 21, 2016)
10.22*
Form of Change in Control Agreement by and between AZZ incorporated and certain officers thereof (incorporated by reference to Exhibit 10(18) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002)

12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
14.1	Code of Conduct. AZZ Inc. Code of Conduct may be accessed via the Company’s Website at www.azz.com.
21.1	Subsidiaries of the Registrant (Filed herewith)
23.1	Consent of BDO USA, LLP (Filed herewith)
31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Exley Act of 2002 (Filed herewith)
31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Exley Act of 2002 (Filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Management contract, compensatory plan or arrangement