Form 10-Q
period 2016-05-31
AZZ INC
filed 2016-07-05
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at May 31, 2016:
Common Stock, $1.00 par value per share	25,931,498

AZZ Inc.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	5/31/2016	2/29/2016
	(In thousands, except per share data)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,075	$40,191
Accounts receivable (net of allowance for doubtful accounts of $253 as of May 31, 2016 and $264 as of February 29, 2016)	154,789	131,416
Inventories:
Raw material	70,123	66,548
Work-in-process	33,430	28,539
Finished goods	7,442	7,048
Costs and estimated earnings in excess of billings on uncompleted contracts	30,583	32,287
Deferred income taxes	217	200
Prepaid expenses and other	7,974	3,105
Total current assets	316,633	309,334
Property, plant and equipment, net	230,165	226,333
Goodwill	306,072	292,527
Intangibles and other assets, net	157,738	153,816
	$1,010,608	$982,010
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$56,332	$46,748
Income tax payable	3,990	2,697
Accrued salaries and wages	16,845	30,473
Other accrued liabilities	22,757	20,406
Customer advance payments	18,169	15,652
Billings in excess of costs and estimated earnings on uncompleted contracts	12,832	9,237
Debt due within one year	23,661	23,192
Total current liabilities	154,586	148,405
Debt due after one year, net	300,932	302,429
Deferred income taxes	52,200	49,960
Total liabilities	507,718	500,794
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 Par Value, Shares Authorized 100,000; 25,931 Shares at May 31, 2016 and 25,874 Shares at February 29, 2016	25,931	25,874
Capital in excess of par value	37,125	35,148
Retained earnings	467,929	450,754
Accumulated other comprehensive loss	(28,095)	(30,560)
Total shareholders’ equity	502,890	481,216
	$1,010,608	$982,010
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	5/31/2016	5/31/2015
	(In thousands, except per share data)
	(Unaudited)
Net sales	$242,667	$228,888
Cost of sales	179,340	169,584
Gross margin	63,327	59,304

Selling, general and administrative	28,819	26,419
Operating income	34,508	32,885

Interest expense	3,925	3,847
Net gain on sale of property, plant and equipment and insurance proceeds	(110)	(424)
Other (income) expense - net	(122)	307
Income before income taxes	30,815	29,155
Income tax expense	9,752	9,231
Net income	$21,063	$19,924
Earnings per common share
Basic earnings per share	$0.81	$0.77
Diluted earnings per share	$0.81	$0.77
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	5/31/2016	5/31/2015
	(In thousands)
	(Unaudited)
Net income	$21,063	$19,924
Other comprehensive income (loss):
Foreign currency translation adjustments
Unrealized translation gains (losses)	2,479	(363)
Interest rate swap, net of income tax of $7 and $7, respectively.	(14)	(14)
Other comprehensive income (loss)	2,465	(377)
Comprehensive income	$23,528	$19,547
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	5/31/2016	5/31/2015
	(In thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$21,063	$19,924
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(87)	101
Amortization and depreciation	12,634	11,063
Deferred income taxes	2,155	(3,270)
Net gain on sale of property, plant & equipment and insurance proceeds	(110)	(424)
Amortization of deferred borrowing costs	323	343
Share-based compensation expense	1,112	771
Effects of changes in assets & liabilities:
Accounts receivable	(20,976)	(4,230)
Inventories	(5,547)	(6,258)
Prepaid expenses and other	(4,833)	(5,013)
Other assets	74	73
Net change in billings related to costs and estimated earnings on uncompleted contracts	5,447	(20,534)
Accounts payable	7,747	2,957
Other accrued liabilities and income taxes payable	(9,365)	9,219
Net cash provided by operating activities	9,637	4,722
Cash Flows From Investing Activities:
Proceeds from sale or insurance settlement of property, plant, and equipment	127	262
Purchase of property, plant and equipment	(10,503)	(6,470)
Acquisition of subsidiaries, net of cash acquired	(22,679)	—
Net cash used in investing activities	(33,055)	(6,208)
Cash Flows From Financing Activities:
Excess tax benefits (expense) from share-based compensation	231	(138)
Proceeds from revolving loan	61,000	59,481
Payments on revolving loan	(46,000)	(14,080)
Payments on long term debt	(16,160)	(16,161)
Payments of dividends	(3,888)	(3,865)
Net cash (used in) provided by financing activities	(4,817)	25,237
Effect of exchange rate changes on cash	119	(514)
Net increase (decrease) in cash & cash equivalents	(28,116)	23,237
Cash & cash equivalents at beginning of period	40,191	22,527
Cash & cash equivalents at end of period	$12,075	$45,764
Supplemental disclosures
Cash paid for interest	$2,573	$2,859
Cash paid for income taxes	$6,966	$3,583
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance at February 29, 2016	25,874	$25,874	$35,148	$450,754	$(30,560)	$481,216
Stock compensation	—	—	1,112	—	—	1,112
Restricted stock units	20	20	(501)	—	—	(481)
Stock issued for SARs	7	7	(47)	—	—	(40)
Employee stock purchase plan	30	30	1,182	—	—	1,212
Excess tax benefits from share-based compensation	—	—	231	—	—	231
Cash dividends paid	—	—	—	(3,888)	—	(3,888)
Net income	—	—	—	21,063	—	21,063
Foreign currency translation	—	—	—	—	2,479	2,479
Interest rate swap, net of $7 income tax	—	—	—	—	(14)	(14)
Balance at May 31, 2016	25,931	$25,931	$37,125	$467,929	$(28,095)	$502,890
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation
AZZ Inc. (“AZZ”, the “Company”, "our" or “we”) was established in 1956 and incorporated under the laws of the State of Texas. We are a global provider of galvanizing services, welding solutions, specialty electrical equipment and highly engineered services to the power generation, transmission, distribution, refining and industrial markets. We have two distinct operating segments: the Energy Segment and Galvanizing Segment. AZZ Galvanizing is a leading provider of metal finishing solutions for corrosion protection, including hot dip galvanizing to the North American steel fabrication industry. AZZ Energy is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in the energy markets worldwide.
Presentation
The accompanying condensed consolidated balance sheet as of February 29, 2016, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 29, 2016, included in the Company’s Annual Report on Form 10-K covering such period.
Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ended February 28, 2017 is referred to as fiscal 2017.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of May 31, 2016, the results of its operations and cash flows for the three months ended May 31, 2016 and 2015. These interim results are not necessarily indicative of results for a full year.
Change in Accounting Principle
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are recognized as deferred charges and recorded as other assets. In August 2015, the FASB issued ASU 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." ASU 2015-15 allows an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted and is to be implemented retrospectively.
Effective March 1, 2016, we adopted these standards which required the retroactive application and represented a change in accounting principle. The unamortized debt issuance costs of approximately $1.4 million associated with a portion of our outstanding debt , which were previously presented as a component of intangibles and other assets on the consolidated balance sheets, are reflected as a reduction to the carrying liability of our outstanding debt. Debt issuance costs associated with our revolving line of credit remain classified in intangibles and other assets and continue to be charged to interest expense over the term of the agreement. As a result of this change in accounting principal, the consolidated balance sheet as of February 29, 2016 was adjusted as follows:

	February 29, 2016
	Previously Reported	Effect of Adoption of Accounting Principle	As Adjusted
	(in thousands)
Assets:
Intangibles and other assets	$155,177	$(1,361)	$153,816
Total assets	$983,371	$(1,361)	$982,010

Liabilities:
Debt due after one year	$303,790	$(1,361)	$302,429
Total liabilities	$502,155	$(1,361)	$500,794
New Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, "Leases." The standard requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
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

2.	Earnings Per Share

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended May 31,
	2016	2015
	(Unaudited) (In thousands except per share data)
Numerator:
Net income for basic and diluted earnings per common share	$21,063	$19,924
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,913	25,756
Effect of dilutive securities:
Employee and Director stock awards	130	106
Denominator for diluted earnings per common share	26,043	25,862
Earnings per share basic and diluted:
Basic earnings per common share	$0.81	$0.77
Diluted earnings per common share	$0.81	$0.77

3.	Share-based Compensation
The Company has one share-based compensation plan, the 2014 Long Term Incentive Plan (the “Plan”). The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, performance share units, and stock appreciation rights to purchase common stock of the Company. The maximum number of shares that may be issued under the Plan is 1,500,000 shares. As of May 31, 2016 the Company has approximately 1,361,892 shares available for future issuance under the Plan.

Restricted Stock Unit Awards
Restricted stock unit awards are valued at the market price of our common stock on the grant date. Awards issued prior to fiscal 2015 generally have a three year cliff vesting schedule and award issued subsequent to fiscal 2015 generally vest ratably over a period of three years but these awards may vest early in accordance with the Plan’s accelerated vesting provisions.
The activity of our non-vested restricted stock unit awards for the three months ended May 31, 2016 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 29, 2016	98,693	$45.03
Granted	43,585	57.47
Vested	(29,185)	45.76
Forfeited	—	—
Non-Vested Balance as of May 31, 2016	113,093	$49.64

Performance Share Unit Awards
Performance share unit awards are valued at the market price of our common stock on the grant date. These awards have a three year performance cycle and will vest and become payable, if at all, on the third anniversary of the award date. The awards are subject to the Company’s degree of achievement of a target annual average adjusted return on assets during these three year periods. In addition, a multiplier may be applied to the total awards granted which is based on the Company’s total shareholder return during such three year period in comparison to a defined specific industry peer group as set forth in the plan. The activity of our non-vested performance share unit awards for the three months ended May 31, 2016 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 29, 2016	27,415	$46.65
Granted	24,011	57.47
Vested	—	—
Forfeited	—	—
Non-Vested Balance as of May 31, 2016	51,426	$51.70
Stock Appreciation Rights
Stock appreciation rights are granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of 7 years and vest ratably over a period of three years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option pricing model.
A summary of the Company’s stock appreciation rights activity for the three months ended May 31, 2016 is as follows:

	SAR’s	Weighted Average Exercise Price
Outstanding as of February 29, 2016	312,748	$34.23
Granted	—	—
Exercised	(10,810)	15.22
Forfeited	—	—
Outstanding as of May 31, 2016	301,938	$34.91
Exercisable as of May 31, 2016	249,529	$32.91

The average remaining contractual term for those stock appreciation rights outstanding at May 31, 2016 is 3.36 years, with an aggregate intrinsic value of $7.3 million. The average remaining contractual terms for those stock appreciation rights that are exercisable as of May 31, 2016 is 3.09 years, with an aggregate intrinsic value of $6.5 million.
Employee Stock Purchase Plan
The Company also has an employee stock purchase plan, which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "offering period"). On the first day of an offering period (the “enrollment date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option pricing model. For the three months ended May 31, 2016, the Company issued 30,137 shares under the Employee Stock Purchase Plan.
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows:

Period ended May 31,	2016	2015
	(In thousands)
Compensation Expense	$1,112	$771
Income tax benefits	$356	$270
Unrecognized compensation cost related to restricted stock units, performance share unit awards, stock appreciation rights, and the employee stock purchase plan at May 31, 2016 totals $8.3 million.
The Company’s policy is to issue shares required under these plans from the Company’s treasury shares or from the Company’sauthorized but unissued shares. The Company has no formal or informal plan to repurchase shares on the open market to satisfy these requirements.

4.	Segments

Information regarding operations and assets by segment was as follows:

	Three Months Ended May 31,
	2016	2015
	(Unaudited) (In thousands)
Net Sales:
Energy	$138,102	$137,003
Galvanizing	104,565	91,885
Total net sales	242,667	228,888

Operating Income:
Energy	18,753	17,956
Galvanizing	24,302	22,094
Corporate	(8,547)	(7,165)
Total operating income	34,508	32,885

Interest expense	3,925	3,847
Net gain on sale of property, plant and equipment and insurance proceeds	(110)	(424)
Other (income) expense, net	(122)	307
Income before income taxes	$30,815	$29,155

Total Assets:
Energy	$553,580	$556,308
Galvanizing	433,634	374,905
Corporate	23,394	58,152
	$1,010,608	$989,365

Financial Information About Geographical Areas
Below is a breakdown of selected financial information by geographical area:

	Three Months Ended May 31,
	2016	2015
	(Unaudited) (In thousands)
Net Sales:
U.S.	$146,277	$182,270
International	96,540	46,618
Eliminations	(150)	—
Total Net Sales	$242,667	$228,888

	May 31, 2016	February 29, 2016
	(In thousands)
	(Unaudited)
Property, Plant and Equipment, Net:
U.S.	206,057	204,587
Canada	18,364	17,868
Other Countries	5,744	3,878
Total Property, Plant and Equipment, Net	$230,165	$226,333

5.	Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within accrued liabilities on the consolidated balance sheet. Management periodically reviews the reserves and makes adjustments accordingly. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following table shows changes in the warranty reserves since the end of fiscal 2016:

Warranty Reserve
(unaudited)
(in thousands)
Balance at February 29, 2016	$2,915
Warranty costs incurred	(307)
Additions charged to income	243
Balance at May 31, 2016	$2,851

6.	Debt

Our debt consisted of the following:

	As of
	May 31, 2016	February 29, 2016
	(In thousands)
	(Unaudited)
Senior Notes, due in balloon payment in January 2021	125,000	125,000
Senior Notes, due in annual installments of $14,286 beginning in March 2012 through March 2018	28,571	42,857
Term Note, due in quarterly installments beginning in June 2013 through March 2018	56,250	58,125
Revolving line of credit with bank	116,000	101,000
Unamortized debt issuance costs for Senior Notes and Term Note	(1,228)	(1,361)
	324,593	325,621
Less amount due within one year	(23,661)	(23,192)
	300,932	302,429

7.	Acquisitions

On March 1, 2016, we completed an acquisition of the equity securities of Power Electronics, Inc. ("PEI"), a Millington, Maryland-based manufacturer and integrator of electrical enclosure systems. The acquisition of PEI will enhance our capacity to serve existing and new customers in a diverse set of industries along the Eastern seaboard of the United States.

Unaudited pro forma results of operations assuming the PEI acquisition had taken place at the beginning of each period are not provided because the historical operating results of PEI were not significant and pro forma results would not be significantly different from reported results for the periods presented.

8.	Subsequent Events

None.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand and response to products and services offered by AZZ, including demand by the power generation markets, electrical transmission and distribution markets, the industrial markets, and the hot dip galvanizing markets; prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; changes in the political stability and economic conditions of the various markets that AZZ serves, foreign and domestic, customer requested delays of shipments, acquisition opportunities, currency exchange rates, adequacy of financing, and availability of experienced management and employees to implement AZZ’s continued growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; the continuing economic volatility in the U.S. and other markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business in AZZ’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016 and other filings with the SEC, available for viewing on AZZ’s website at www.azz.com and on the SEC’s website at www.sec.gov.
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
The following discussion should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016, and with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
We have two distinct operating segments, the Energy Segment and the Galvanizing Segment, as defined in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue and operating income by segment to evaluate our segments. Segment operating income consists of net sales less cost of sales and selling, general and administrative expenses that are specifically identifiable to a segment. For a reconciliation of segment operating income to pretax income, see Note 4 to our quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q.
Orders and Backlog
Our entire backlog relates to our Energy Segment. Our backlog was $354.2 million as of May 31, 2016, an increase of $19.7 million, or 5.9%, as compared to $334.5 million as of February 29, 2016. Our backlog increased $35.3 million, or 11.1%, as compared to the same period in the prior fiscal year. This increase is partially attributed to the $11.9 million of acquired backlog from PEI on March 1, 2016. Our book-to-ship ratio increased to 1.03 to 1 compared to the prior year ratio of 0.94 to 1 and incoming orders increased $35.3 million, or 16.4%, for the quarter as compared to the same period in fiscal 2016. The table below includes the progression of the backlog:

Backlog Table
(in thousands)(unaudited)

	Period Ended		Period Ended
Backlog	2/29/2016	$334,456	02/28/2015	$332,595
Bookings		250,479		215,156
Acquired Backlog		11,903		—
Shipments		242,667		228,888
Backlog	5/31/2016	354,171	5/31/2015	318,863
Book to Ship Ratio		1.03		0.94
Segment Revenues
For the three months ended May 31, 2016, consolidated revenues increased $13.8 million, or 6.0%, as compared to the same period in fiscal 2016.
The following table reflects the breakdown of revenue by segment:

	Three Months Ended
	5/31/2016	5/31/2015
	(In thousands)(unaudited)
Revenue:
Energy	$138,102	$137,003
Galvanizing	104,565	91,885
Total Revenue	$242,667	$228,888
Revenues for the Energy Segment increased less than one percent for the three months ended May 31, 2016, to $138.1 million as compared to the same period in fiscal 2016. Revenue growth was driven partially by the acquisition of PEI in March, 2016, which offset weakness in industrial markets, nuclear and refining markets that had an impact on other operations.
Revenues for the Galvanizing Segment increased 13.8% for the three months ended May 31, 2016, to $104.6 million as compared to the same period in fiscal 2016. The increase is attributable to higher volumes primarily due to the acquisition of US Galvanizing, LLC and Alpha Galvanizing Inc. which occurred on June 5, 2015 and February 1, 2016, respectively.
Segment Operating Income
Operating income for the Energy Segment increased by $0.8 million, or 4.4%, for the three months ended May 31, 2016 as compared to the same period in fiscal 2016. The increase in operating income was impacted by the same factors discussed previously in the Energy Segment revenue analysis.
Operating income for the Galvanizing Segment increased by $2.2 million, or 10.0%, for the three months ended May 31, 2016 as compared to the same period in fiscal 2016. This increase was primarily attributable to the acquisition of US Galvanizing, LLC and Alpha Galvanizing Inc. which occurred on June 5, 2015 and February 1, 2016, respectively.
Corporate expenses increased by $1.4 million, or 19.3%, for the three months ended May 31, 2016 as compared to the same period in fiscal 2016. This increase is attributable to travel, acquisition costs related to PEI and slightly higher employee costs in fiscal 2017.

Interest
Interest expense for the three months ended May 31, 2016 remained relatively flat when compared to the same period in fiscal 2016. As of May 31, 2016, our gross outstanding debt was $325.8 million, compared to $367.1 million outstanding as of May 31, 2015. Our gross debt to equity ratio was 0.65 to 1 as of May 31, 2016, compared to 0.84 to 1 as of May 31, 2015.

Net Gain On Sale of Property, Plant and Equipment and Insurance Proceeds
For the three months ended May 31, 2016, the Company recorded an insignificant net gain due to sales from miscellaneous equipment. For the three months ended May 31, 2015, the Company recorded a net gain of $0.4 million as a result of insurance proceeds received along with a gain on the sale of our St. Catharines property located in Ontario, Canada.
Other (Income) Expense
For the three months ended May 31, 2016 and 2015, the amounts recorded to other (income) expense were insignificant and attributable to foreign exchange (gains) and losses.
Income Taxes
The provision for income taxes reflects an effective tax rate of 31.6% for the three months ended May 31, 2016, as compared to 31.7% for the same period in fiscal 2015.
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
For the three months ended May 31, 2016, net cash provided by operating activities was $9.6 million, net cash used in investing activities was $33.1 million, and net cash used in financing activities was $4.8 million, resulting in a net decrease in cash and cash equivalents of $28.1 million. In comparison to fiscal 2016, the results in the statement of cash flows for the three months ended May 31, 2016, are attributable to increased net income and deferred income taxes which is offset by less favorable impact of changes in working capital, higher capital improvements year over year and the acquisitions of PEI during the first quarter. Repayments under our Credit Agreement were also higher during the first quarter of fiscal 2017 when compared to the prior year.

Our working capital was $162.0 million as of May 31, 2016, as compared to $196.3 million at May 31, 2015. The change in working capital for the compared periods is mainly attributable to an decrease in cash and cash equivalents for fiscal 2017 due to debt repayments and a decrease in costs and estimated earnings in excess of billings on uncompleted contracts.
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
Interest rates for borrowings under the Credit Agreement are based on either a Eurodollar Rate or a Base Rate plus a margin ranging from 1.0% to 2.0% depending on our Leverage Ratio (as defined in the Credit Agreement). The Eurodollar Rate is defined as LIBOR for a term equivalent to the borrowing term (or other similar interbank rates if LIBOR is unavailable). The Base Rate is defined as the highest of the applicable Fed Funds rate plus 0.50%, the Prime rate, or the Eurodollar Rate plus 1.0% at the time of borrowing. The Credit Agreement also carries a Commitment Fee for the unfunded portion ranging from 0.20% to 0.30% per annum, depending on our Leverage Ratio.
The $75.0 million term facility under the Credit Agreement requires quarterly principal and interest payments, which commenced on June 30, 2013 and are required to be made through March 27, 2018, the maturity date.
The Credit Agreement provides various financial covenants requiring us, among other things, to a) maintain on a consolidated basis net worth equal to at least the sum of $230.0 million, plus 50.0% of future net income, b) maintain on a consolidated basis a Leverage Ratio not to exceed 3.25:1.0, c) maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.75:1.0 and d) not to make Capital Expenditures (as defined in the Credit Agreement) on a consolidated basis in an amount in excess of $60.0 million during the fiscal year ended February 28, 2014 and $50.0 million during any subsequent year.
As of May 31, 2016, we had $116.0 million of outstanding debt against the revolving credit facility provided and letters of credit outstanding in the amount of $23.5 million, which left approximately $85.5 million of additional credit available under the Credit Agreement.

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
The 2008 Notes and the 2011 Notes each provide for various financial covenants requiring us, among other things, to a) maintain on a consolidated basis net worth (as defined in the Note Purchase Agreement) equal to at least the sum of $116.9 million plus 50.0% of future net income; b) maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00; c) maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Note Purchase Agreement) of at least 2.0:1.0; d) not at any time permit the aggregate amount of all Priority Indebtedness (as defined in the Note Purchase Agreement) to exceed 10.0% of Consolidated Net Worth.
As of May 31, 2016, the Company is in compliance with all of its debt covenants.
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
In the Galvanizing Segment, we utilize contracts with our zinc suppliers that include protective caps and fixed cost contracts to guard against rising zinc prices. We also secure firm pricing for natural gas supplies with individual utilities when possible. Management believes these agreements ensure adequate supplies and partially offset exposure to commodity price swings.
We have no contracted commitments for any commodities including steel, aluminum, natural gas, nickel based alloys, copper, zinc or any other commodity, except for those entered into under the normal course of business.

Other
At May 31, 2016, we had outstanding letters of credit in the amount of $23.5 million. These letters of credit are issued, in lieu of performance and bid bonds, to some of our customers to cover any potential warranty costs that the customer might incur.
The following summarizes our operating leases, debt principal payments, and interest payments for the next five years and beyond.

	Operating Leases	Long-Term Debt	Interest	Total
Fiscal:	(In thousands)
2017	$5,494	$7,031	$10,783	$23,308
2018	5,182	16,629	12,120	33,931
2019	3,888	177,161	8,195	189,244
2020	1,848	—	6,775	8,623
2021	1,345	125,000	6,775	133,120
Thereafter	2,913	—	—	2,913
Total	$20,670	$325,821	$44,648	$391,139

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
As of May 31, 2016, the Company had exposure to foreign currency exchange rates related to our operations in Canada, China, Brazil, Poland, and the Netherlands.
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

Item 1A. Risk Factors
There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January of 2012, our Board authorized the repurchase of up to ten percent of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act.
As of May 31, 2016, no shares have been repurchased by the Company under this share repurchase program.
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

AZZ Inc. (Registrant)

DATE: July 5, 2016	By:	/s/ Paul W. Fehlman
Paul W. Fehlman Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Formation of AZZ Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)

3.2	Amended and Restated Bylaws of AZZ Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)

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