Form 10-Q
period 2016-08-31
AZZ INC
filed 2016-10-05
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at August 31, 2016:
Common Stock, $1.00 par value per share	26,009,508

AZZ Inc.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	8/31/2016	2/29/2016
	(In thousands, except per share data)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,914	$40,191
Accounts receivable (net of allowance for doubtful accounts of $340 as of August 31, 2016 and $264 as of February 29, 2016)	137,017	131,416
Inventories:
Raw material	72,055	66,548
Work-in-process	41,773	28,539
Finished goods	7,497	7,048
Costs and estimated earnings in excess of billings on uncompleted contracts	27,727	32,287
Deferred income taxes	248	200
Prepaid expenses and other	6,182	3,105
Total current assets	308,413	309,334
Property, plant and equipment, net	224,001	226,333
Goodwill	306,031	292,527
Intangibles and other assets, net	153,289	153,816
	$991,734	$982,010
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$50,300	$46,748
Income tax payable	4,070	2,697
Accrued salaries and wages	18,030	30,473
Other accrued liabilities	22,145	20,406
Customer advance payments	20,862	15,652
Billings in excess of costs and estimated earnings on uncompleted contracts	12,531	9,237
Debt due within one year	21,317	23,192
Total current liabilities	149,255	148,405
Debt due after one year, net	280,058	302,429
Deferred income taxes	51,566	49,960
Total liabilities	480,879	500,794
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 Par Value, Shares Authorized 100,000; 26,009 Shares at August 31, 2016 and 25,874 Shares at February 29, 2016	26,009	25,874
Capital in excess of par value	38,697	35,148
Retained earnings	474,053	450,754
Accumulated other comprehensive loss	(27,904)	(30,560)
Total shareholders’ equity	510,855	481,216
	$991,734	$982,010
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	8/31/2016	8/31/2015	8/31/2016	8/31/2015
	(In thousands, except per share data)
	(Unaudited)
Net sales	$195,045	$214,246	$437,712	$443,134
Cost of sales	153,159	160,741	332,499	330,325
Gross margin	41,886	53,505	105,213	112,809

Selling, general and administrative	26,997	27,086	55,816	53,505
Operating income	14,889	26,419	49,397	59,304

Interest expense	3,580	4,023	7,505	7,869
Net (gain) loss on sale of property, plant and equipment and insurance proceeds	192	(25)	82	(449)
Other (income) expense - net	(68)	547	(190)	855
Income before income taxes	11,185	21,874	42,000	51,029
Income tax expense	1,162	4,631	10,914	13,862
Net income	$10,023	$17,243	$31,086	$37,167
Earnings per common share
Basic earnings per share	$0.39	$0.67	$1.20	$1.44
Diluted earnings per share	$0.38	$0.67	$1.19	$1.44
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	8/31/2016	8/31/2015	8/31/2016	8/31/2015
	(In thousands)
	(Unaudited)
Net income	$10,023	$17,243	$31,086	$37,167
Other comprehensive income (loss):
Foreign currency translation adjustments
Unrealized translation gains (losses)	205	(4,796)	2,683	(5,160)
Interest rate swap, net of income tax of $7, $7, $15, and $15, respectively.	(14)	(14)	(27)	(27)
Other comprehensive income (loss)	191	(4,810)	2,656	(5,187)
Comprehensive income	$10,214	$12,433	$33,742	$31,980
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	8/31/2016	8/31/2015
	(In thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$31,086	$37,167
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	11	(473)
Amortization and depreciation	25,370	23,125
Deferred income taxes	1,509	(1,623)
Net loss on disposition of property, plant & equipment due to realignment	6,706	464
Net (gain) loss on sale of property, plant & equipment and insurance proceeds	82	(449)
Amortization of deferred borrowing costs	639	680
Share-based compensation expense	3,198	2,523
Effects of changes in assets & liabilities:
Accounts receivable	(3,247)	(4,348)
Inventories	(15,832)	(511)
Prepaid expenses and other	(3,040)	(3,862)
Other assets	141	(352)
Net change in billings related to costs and estimated earnings on uncompleted contracts	8,028	2,183
Accounts payable	1,656	2,878
Other accrued liabilities and income taxes payable	(6,279)	(2,545)
Net cash provided by operating activities	50,028	54,857
Cash Flows From Investing Activities:
Proceeds from sale or insurance settlement of property, plant, and equipment	320	668
Purchase of property, plant and equipment	(19,760)	(21,746)
Acquisition of subsidiaries, net of cash acquired	(22,679)	(49,818)
Net cash used in investing activities	(42,119)	(70,896)
Cash Flows From Financing Activities:
Excess tax benefits (expense) from share-based compensation	—	(45)
Proceeds from revolving loan	86,000	89,481
Payments on revolving loan	(92,000)	(49,080)
Payments on long term debt	(18,505)	(18,036)
Payments of dividends	(7,787)	(7,731)
Net cash (used in) provided by financing activities	(32,292)	14,589
Effect of exchange rate changes on cash	106	(851)
Net decrease in cash & cash equivalents	(24,277)	(2,301)
Cash & cash equivalents at beginning of period	40,191	22,527
Cash & cash equivalents at end of period	$15,914	$20,226
Supplemental disclosures
Cash paid for interest	$7,230	$7,480
Cash paid for income taxes	$9,764	$9,889
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance at February 29, 2016	25,874	$25,874	$35,148	$450,754	$(30,560)	$481,216
Stock compensation	13	13	3,185	—	—	3,198
Restricted stock units	21	21	(523)	—	—	(502)
Stock issued for SARs	71	71	(295)	—	—	(224)
Employee stock purchase plan	30	30	1,182	—	—	1,212
Cash dividends paid	—	—	—	(7,787)	—	(7,787)
Net income	—	—	—	31,086	—	31,086
Foreign currency translation	—	—	—	—	2,683	2,683
Interest rate swap, net of $15 income tax	—	—	—	—	(27)	(27)
Balance at August 31, 2016	26,009	$26,009	$38,697	$474,053	$(27,904)	$510,855
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation
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
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of August 31, 2016, the results of its operations for the three and six months ended August 31, 2016 and 2015, and cash flows for the six months ended August 31, 2016 and 2015. These interim results are not necessarily indicative of results for a full year.

Accounting Standards Recently Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendment in this ASU affects all organizations that issue share-based payment awards to employees and is intended to simplify several aspects of the accounting for these awards, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and allowing an accounting policy election to account for forfeitures as they occur. As permitted by ASU 2016-09, the Company elected to early adopt ASU 2016-09 in the quarter ended August 31, 2016 with an effective date of March 1, 2016. As a result of the adoption, a tax benefit of $1.3 million was recorded in the current quarter. The tax benefit was driven primarily by the exercise, during the first six months of fiscal 2017, of share-based awards issued prior to FY2014. The adoption was on a prospective basis and therefore had no impact on prior years.
In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are recognized as deferred charges and recorded as other assets. In August 2015, the FASB issued ASU 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." ASU 2015-15 allows an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted and is to be implemented retrospectively.
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

2.	Earnings Per Share

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
	(Unaudited) (In thousands except per share data)
Numerator:
Net income for basic and diluted earnings per common share	$10,023	$17,243	$31,086	$37,167
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,987	25,782	25,950	25,769
Effect of dilutive securities:
Employee and Director stock awards	132	140	131	123
Denominator for diluted earnings per common share	26,119	25,922	26,081	25,892
Earnings per share basic and diluted:
Basic earnings per common share	$0.39	$0.67	$1.20	$1.44
Diluted earnings per common share	$0.38	$0.67	$1.19	$1.44

3.	Share-based Compensation
The Company has one share-based compensation plan, the 2014 Long Term Incentive Plan (the “Plan”). The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, performance share units, stock options, and stock appreciation rights to purchase common stock of the Company. The maximum number of shares that may be issued under the Plan is 1,500,000 shares. As of August 31, 2016 the Company has approximately 1,283,882 shares available for future issuance under the Plan.

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
The activity of our non-vested restricted stock unit awards for the six month period ended August 31, 2016 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 29, 2016	98,693	$45.03
Granted	43,585	57.47
Vested	(30,324)	45.78
Forfeited	—	—
Non-Vested Balance as of August 31, 2016	111,954	$49.67

Performance Share Unit Awards
Performance share unit awards are valued at the market price of our common stock on the grant date. These awards have a three year performance cycle and will vest and become payable, if at all, on the third anniversary of the award date. The awards are subject to the Company’s degree of achievement of a target annual average adjusted return on assets during these three year periods. In addition, a multiplier may be applied to the total awards granted which is based on the Company’s total shareholder return during such three year period in comparison to a defined specific industry peer group as set forth in the plan. The activity of our non-vested performance share unit awards for the six month period ended August 31, 2016 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 29, 2016	27,415	$46.65
Granted	24,011	57.47
Vested	—	—
Forfeited	—	—
Non-Vested Balance as of August 31, 2016	51,426	$51.70
Stock Appreciation Rights
Stock appreciation rights are granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of 7 years and vest ratably over a period of three years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option pricing model.
A summary of the Company’s stock appreciation rights activity for the six month period ended August 31, 2016 is as follows:

	SAR’s	Weighted Average Exercise Price
Outstanding as of February 29, 2016	312,748	$34.23
Granted	—	—
Exercised	(128,429)	25.71
Forfeited	—	—
Outstanding as of August 31, 2016	184,319	$40.17
Exercisable as of August 31, 2016	133,371	$38.53

The average remaining contractual term for those stock appreciation rights outstanding at August 31, 2016 is 3.76 years, with an aggregate intrinsic value of $4.8 million. The average remaining contractual terms for those stock appreciation rights that are exercisable as of August 31, 2016 is 3.53 years, with an aggregate intrinsic value of $3.7 million.
Employee Stock Purchase Plan
The Company also has an employee stock purchase plan, which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "offering period"). On the first day of an offering period (the “enrollment date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option pricing model. For the six month period ended August 31, 2016, the Company issued 30,137 shares under the Employee Stock Purchase Plan.
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows:

Period ended August 31,	2016	2015
	(In thousands)
	(Unaudited)
Compensation Expense	$3,198	$2,523
Income tax benefits	$1,023	$883
Unrecognized compensation cost related to restricted stock units, performance share unit awards, stock appreciation rights, and the employee stock purchase plan at August 31, 2016 totals $7.0 million.
The Company’s policy is to issue shares required under these plans from the Company’s treasury shares or from the Company’s authorized but unissued shares. As of August 31, 2016, no shares have been repurchased under the Company's share repurchase program (see Part II, Item 2) to satisfy these requirements. The Company will periodically consider whether to utilize this program to repurchase shares in the future.

4.	Segments

Information regarding operations and assets by segment was as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
	(Unaudited) (In thousands)
Net Sales:
Energy	$97,601	$110,777	$235,703	$247,780
Galvanizing	97,444	103,469	202,009	195,354
Total net sales	195,045	214,246	437,712	443,134

Operating Income:
Energy	8,195	9,005	26,948	26,961
Galvanizing	15,032	25,331	39,334	47,425
Corporate	(8,338)	(7,917)	(16,885)	(15,082)
Total operating income	14,889	26,419	49,397	59,304

Interest expense	3,580	4,023	7,505	7,869
Net (gain) loss on sale of property, plant and equipment and insurance proceeds	192	(25)	82	(449)
Other (income) expense, net	(68)	547	(190)	855
Income before income taxes	$11,185	$21,874	$42,000	$51,029

Total Assets:
Energy	$543,141	$527,769	$543,141	$527,769
Galvanizing	423,587	431,494	423,587	431,494
Corporate	25,006	23,136	25,006	23,136
	$991,734	$982,399	$991,734	$982,399

Financial Information About Geographical Areas
Below is a breakdown of selected financial information by geographical area:

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
	(Unaudited) (In thousands)
Net Sales:
U.S.	$156,897	$163,664	$345,557	$345,934
International	38,148	50,928	92,311	97,546
Eliminations	—	(346)	(156)	(346)
Total Net Sales	$195,045	$214,246	$437,712	$443,134

	August 31, 2016	February 29, 2016
	(In thousands)
	(Unaudited)
Property, Plant and Equipment, Net:
U.S.	$202,944	$204,587
Canada	18,259	17,868
Other Countries	2,798	3,878
Total Property, Plant and Equipment, Net	$224,001	$226,333

5.	Warranty Reserves
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

Warranty Reserve
(unaudited)
(in thousands)
Balance at February 29, 2016	$2,915
Warranty costs incurred	(1,150)
Additions charged to income	880
Balance at August 31, 2016	$2,645

6.	Debt

Our debt consisted of the following:

	As of
	August 31, 2016	February 29, 2016
	(In thousands)
	(Unaudited)
Senior Notes, due in balloon payment in January 2021	$125,000	$125,000
Senior Notes, due in annual installments of $14,286 beginning in March 2012 through March 2018	28,572	42,857
Term Note, due in quarterly installments beginning in June 2013 through March 2018	53,906	58,125
Revolving line of credit with bank	95,000	101,000
Total debt	302,478	326,982
Unamortized debt issuance costs for Senior Notes and Term Note	(1,103)	(1,361)
Total debt, net	301,375	325,621
Less amount due within one year	(21,317)	(23,192)
Debt due after one year, net	$280,058	$302,429

7.	Realignment Costs

As part of its ongoing efforts to optimize cost and effectiveness, during the second quarter of fiscal 2017, the Company undertook a review of its operations in order to optimize financial performance of its operating assets. As a result, the Company recognized $8.0 million of realignment charges in the second quarter of fiscal 2017. A total of $6.7 million was included in Cost of Sales for the disposition and write off of certain fixed assets within the Galvanizing Segment, including the cost of closing two plants, the write off of certain assets related to the conversion of a third plant from a standard galvanizing plant to a galvanized rebar plant, and the cost of writing off certain other functionally obsolete assets across other galvanizing plants. We also reserved $1.3 million in Selling, General and Administrative Expense for realignment costs related to one-time employee severance associated with changes needed to improve management efficiency in the Energy and Galvanizing Segments.
The following table shows changes in the realignment accrual for the six months ended August 31, 2016:

Realignment Accrual
(unaudited)
(in thousands)
Realignment reserve balance as of February 29, 2016	$61
Realignment costs utilized	(38)
Additions to reserve	1,260
Realignment reserve balance as of August 31, 2016	$1,283

8.	Acquisitions

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

9.	Subsequent Events

On October 3, 2016, AZZ entered into an agreement to divest its indirectly held subsidiary, Nuclear Logistics LLC (“NL”) to Westinghouse Electric Company, LLC (“Westinghouse”) in exchange for cash. Terms of the transaction were not disclosed, and are subject to customary terms and conditions. The transaction is expected to close in the fall of 2016. Management has determined a potential loss is reasonably possible however, due to the timing until closing and various other factors included in the contract, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

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
Orders and Backlog
Our entire backlog relates to our Energy Segment and was $352.8 million as of August 31, 2016, an increase of $18.4 million, or 5.5%, as compared to $334.5 million as of February 29, 2016. Our backlog increased $14.7 million, or 4.3%, as compared to the same period in the prior fiscal year. Both of these increases were primarily the result of the acquisition of PEI on March 1, 2016. For the three months ended August 31, 2016, our book-to-ship ratio decreased from 1.09 to 1 to 0.99 to 1 when compared to same period of Fiscal 2016 due to the decrease in incoming orders of $39.8 million, or 17.1%. The table below includes the progression of the backlog:

Backlog Table
(in thousands)(unaudited)

	Period Ended		Period Ended
Backlog	2/29/2016	$334,456	02/28/2015	$332,595
Bookings		250,479		215,156
Acquired Backlog		11,903		—
Shipments		242,667		228,888
Backlog	5/31/2016	354,171	5/31/2015	318,863
Book to Ship Ratio		1.03		0.94
Bookings		193,712		233,532
Shipments		195,045		214,246
Backlog	8/31/2016	352,838	8/31/2015	338,149
Book to Ship Ratio		0.99		1.09
Segment Revenues
For the three and six month periods ended August 31, 2016, consolidated revenues decreased $19.2 million, or 9.0%, and $5.4 million, or 1.2%, respectively, as compared to the same periods in fiscal 2016.
The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Six Months Ended
	8/31/2016	8/31/2015	8/31/2016	8/31/2015
	(In thousands)(unaudited)
Revenue:
Energy	$97,601	$110,777	$235,703	$247,780
Galvanizing	97,444	103,469	202,009	195,354
Total Revenue	$195,045	$214,246	$437,712	$443,134
Revenues for the Energy Segment decreased 11.9% for the three months ended August 31, 2016, to $97.6 million as compared to the same period in fiscal 2016. The decrease in revenue during the second quarter was caused by several factors including reduced turnarounds in the U.S. refinery market, continued softness in the petrochemical market, and delays in the release of several large projects in the U.S. and overseas. Revenues decreased 4.9% for the six months ended August 31, 2016 to $235.7 million as compared to the same period in fiscal 2016, primarily on softness in the second quarter described above.
Revenues for the Galvanizing Segment decreased 5.8% for the three months ended August 31, 2016, to $97.4 million as compared to the same period in fiscal 2016. The decline was a result of a volume decrease in steel processed caused by softness in the solar, petrochemical, and the oil and gas markets which offset higher pricing during the period. Revenues increased 3.4%, for the six months ended August 31, 2016, to $202.0 million as compared to the same period in fiscal 2016. The increase was primarily attributable to the acquisition of US Galvanizing, LLC and Alpha Galvanizing Inc. which occurred on June 5, 2015 and February 1, 2016, respectively.
Segment Operating Income
Operating income for the Energy Segment decreased by $0.8 million, or 9.0%, for the three months ended August 31, 2016 as compared to the same period in fiscal 2016. This decrease is attributable to the same factors discussed previously in the Energy Segment revenue analysis in addition to the $0.7 million of realignment costs recorded during the second quarter of fiscal 2017. Operating income for the six months ended August 31, 2016 was relatively flat in comparison to the same period in fiscal 2016, and was affected by the results in the second quarter of fiscal 2017.
Operating income for the Galvanizing Segment decreased by $10.3 million, or 40.7%, for the three months ended August 31, 2016 as compared to the same period in fiscal 2016. This decrease was driven not only by lower revenues, but also by the recording of a $7.3 million realignment charge related to the shutdown of two galvanizing plants, the repurposing of a third plant, and the disposal of obsolete assets. Operating income decreased $8.1 million, or 17.1%, for the six months ended August 31, 2016 as compared to the same period in fiscal 2016, primarily driven by the realignment charges taken in the second quarter of fiscal 2017.

Corporate Expenses
Corporate expenses increased by $0.4 million, or 5.3%, and $1.8 million, or 12.0% for the three and six month periods ended August 31, 2016 as compared to the same respective periods in fiscal 2016. This increase is attributable to higher employee costs in fiscal 2017.

Interest
Interest expense for the three and six month periods ended August 31, 2016 was $3.6 million and $7.5 million, respectively. The decrease in interest expense for the three and six month periods ended August 31, 2016 in comparison to the same respective periods in the prior year was the result of a lower average outstanding debt balance. As of August 31, 2016, our gross outstanding debt was $302.5 million, compared to $360.2 million outstanding as of August 31, 2015. Our gross debt to equity ratio was 0.59 to 1 as of August 31, 2016, compared to 0.80 to 1 as of August 31, 2015.
Net Gain On Sale of Property, Plant and Equipment and Insurance Proceeds
For the three months ended August 31, 2016 and 2015, the Company recorded an insignificant net loss and net gain, respectively, due to sales from miscellaneous equipment. For the six months ended August 31, 2016, the Company recorded an insignificant net loss due to sales from miscellaneous equipment and for the six months ended August 31, 2015, the Company recorded a net gain of $0.4 million as a result of insurance proceeds received along with a gain on the sale of our St. Catharines property located in Ontario, Canada.
Other (Income) Expense
For the three and six month periods ended August 31, 2016 and 2015, the amounts recorded to other (income) expense were insignificant and primarily attributable to foreign exchange (gains) and losses.
Income Taxes
The provision for income taxes reflects an effective tax rate of 10.4% and 26.0% for the three and six month periods ended August 31, 2016, respectively, as compared to 21.2% and 27.2% for the same respective periods in fiscal 2015. The decrease in the rate for the three and six month periods ended August 31, 2016 is primarily attributable to certain state tax benefits from realignment costs incurred and the adoption of ASU 2016-09.
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
For the six month period ended August 31, 2016, net cash provided by operating activities was $50.0 million, net cash used in investing activities was $42.1 million, and net cash used in financing activities was $32.3 million, resulting in a net decrease in cash and cash equivalents of $24.3 million. In comparison to fiscal 2016, the results in the statement of cash flows for the six month period ended August 31, 2016, are attributable to a decrease in net income, higher charges due to additional realignment recorded during the year, and by a less favorable impact of changes in working capital. The Company use of cash was lower for capital improvements year over year and fewer acquisitions were completed during the first six months of fiscal 2016. Repayments under our Credit Agreement were also higher during the first six months of fiscal 2017 when compared to the prior year.

Our working capital was $159.2 million as of August 31, 2016, as compared to $157.8 million at August 31, 2015.
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
On August 8, 2016 we executed the First Amendment to the Credit Agreement.  The changes included, among other things, amendments to covenants including removing the cap on Capital Expenditures, raising the limits on asset disposition and other secured debt, and establishing a basket for investments specifically in joint ventures.  The amendment also removed limitations on dividends and on redemption of equity interest as long as the Company’s Leverage Ratio remained below 2.75:1.0.
As of August 31, 2016, we had $95.0 million of outstanding debt against the revolving credit facility provided and letters of credit outstanding in the amount of $21.4 million, which left approximately $108.6 million of additional credit available under the Credit Agreement.
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
As of August 31, 2016, the Company is in compliance with all of its debt covenants.
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

Other
At August 31, 2016, we had outstanding letters of credit in the amount of $21.4 million. These letters of credit are issued, in lieu of performance and bid bonds, to some of our customers to cover any potential warranty costs that the customer might incur.
The following summarizes our operating leases, debt principal payments, and interest payments for the next five years and beyond.

	Operating Leases	Long-Term Debt	Interest	Total
Fiscal:	(In thousands)
2017	$3,796	$4,688	$6,148	$14,632
2018	5,818	16,629	11,727	34,174
2019	4,989	156,161	8,096	169,246
2020	2,800	—	6,775	9,575
2021	2,272	125,000	6,775	134,047
Thereafter	9,362	—	—	9,362
Total	$29,037	$302,478	$39,521	$371,036

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
As of August 31, 2016, the Company had exposure to foreign currency exchange rates related to our operations in Canada, China, Brazil, Poland, and the Netherlands.

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
As of August 31, 2016, no shares have been repurchased by the Company under this share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibits Required by Item 601 of Regulation S-K.
A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 24, which immediately precedes such exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc. (Registrant)

DATE: October 5, 2016	By:	/s/ Paul W. Fehlman
Paul W. Fehlman Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Formation of AZZ Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)

3.2	Amended and Restated Bylaws of AZZ Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)

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

10.5
First Amendment to the Credit Agreement, dated as of August 8, 2016, between AZZ, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuers, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on August 10, 2016).

10.6	AZZ incorporated 2014 Long Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEFA filed May 29, 2014).

10.7	First Amendment to AZZ Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on January 21, 2016.

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

31.2	Certification by Chief Financial Officer Certificate pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.1	Certification by Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase