Form 10-Q
period 2016-11-30
AZZ INC
filed 2017-01-06
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at November 30, 2016:
Common Stock, $1.00 par value per share	25,953,941

AZZ Inc.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	11/30/2016	2/29/2016
	(In thousands, except per share data)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,479	$40,191
Accounts receivable (net of allowance for doubtful accounts of $349 as of November 30, 2016 and $264 as of February 29, 2016)	167,039	131,416
Inventories:
Raw material	77,126	66,548
Work-in-process	48,196	28,539
Finished goods	496	7,048
Costs and estimated earnings in excess of billings on uncompleted contracts	26,059	32,287
Deferred income taxes	223	200
Prepaid expenses and other	4,666	3,105
Total current assets	337,284	309,334
Property, plant and equipment, net	224,092	226,333
Goodwill	305,411	292,527
Intangibles and other assets, net	150,888	153,816
	$1,017,675	$982,010
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$55,910	$46,748
Income tax payable	4,290	2,697
Accrued salaries and wages	21,842	30,473
Other accrued liabilities	24,456	20,406
Customer advance payments	19,351	15,652
Billings in excess of costs and estimated earnings on uncompleted contracts	11,718	9,237
Debt due within one year	18,973	23,192
Total current liabilities	156,540	148,405
Debt due after one year, net	292,181	302,429
Deferred income taxes	49,650	49,960
Total liabilities	498,371	500,794
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par, shares authorized 100,000; 26,054 shares issued and 25,954 oustanding at November 30, 2016 and 25,874 shares issued and oustanding at February 29, 2016	26,054	25,874
Capital in excess of par value	41,493	35,148
Retained earnings	487,875	450,754
Accumulated other comprehensive loss	(30,836)	(30,560)
Less - 100 common shares held in treasury at cost	(5,282)	—
Total shareholders’ equity	519,304	481,216
	$1,017,675	$982,010
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	11/30/2016	11/30/2015	11/30/2016	11/30/2015
	(In thousands, except per share data)
	(Unaudited)
Net sales	$227,459	$242,447	$665,171	$685,581
Cost of sales	173,593	179,999	506,091	510,324
Gross margin	53,866	62,448	159,080	175,257

Selling, general and administrative	25,082	26,040	80,898	79,545
Operating income	28,784	36,408	78,182	95,712

Interest expense	3,654	3,743	11,159	11,612
Net (gain) loss on sale of property, plant and equipment and insurance proceeds	(57)	(16)	26	(465)
Other (income) expense - net	(759)	(27)	(949)	828
Income before income taxes	25,946	32,708	67,946	83,737
Income tax expense	7,695	9,161	18,609	23,023
Net income	$18,251	$23,547	$49,337	$60,714
Earnings per common share
Basic earnings per share	$0.70	$0.91	$1.90	$2.35
Diluted earnings per share	$0.70	$0.91	$1.89	$2.34
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	11/30/2016	11/30/2015	11/30/2016	11/30/2015
	(In thousands)
	(Unaudited)
Net income	$18,251	$23,547	$49,337	$60,714
Other comprehensive loss:
Foreign currency translation adjustments
Unrealized translation losses	(2,918)	(1,492)	(235)	(6,652)
Interest rate swap, net of income tax of $7, $7, $22, and $22, respectively.	(14)	(14)	(41)	(41)
Other comprehensive loss	(2,932)	(1,506)	(276)	(6,693)
Comprehensive income	$15,319	$22,041	$49,061	$54,021
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	11/30/2016	11/30/2015
	(In thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$49,337	$60,714
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for doubtful accounts	18	(1,045)
Amortization and depreciation	37,964	35,077
Deferred income taxes	(331)	(32)
Net loss on disposition of property, plant & equipment due to realignment	6,602	464
Net (gain) loss on sale of property, plant & equipment and insurance proceeds	26	(465)
Amortization of deferred borrowing costs	952	1,015
Share-based compensation expense	4,408	3,493
Effects of changes in assets & liabilities:
Accounts receivable	(33,706)	(3,209)
Inventories	(20,760)	(7,872)
Prepaid expenses and other	(1,554)	(935)
Other assets	(2,451)	(420)
Net change in billings related to costs and estimated earnings on uncompleted contracts	8,853	(3,056)
Accounts payable	7,588	15,835
Other accrued liabilities and income taxes payable	329	4,594
Net cash provided by operating activities	57,275	104,158
Cash Flows From Investing Activities:
Proceeds from sale or insurance settlement of property, plant, and equipment	543	1,111
Purchase of property, plant and equipment	(29,135)	(32,161)
Acquisition of subsidiaries, net of cash acquired	(22,679)	(49,818)
Net cash used in investing activities	(51,271)	(80,868)
Cash Flows From Financing Activities:
Excess tax benefits from share-based compensation	—	496
Proceeds from revolving loan	150,000	112,481
Payments on revolving loan	(144,000)	(108,561)
Payments on long term debt	(20,848)	(19,911)
Purchases of treasury shares	(5,282)	—
Payments of dividends	(12,216)	(11,606)
Net cash used in financing activities	(32,346)	(27,101)
Effect of exchange rate changes on cash	(370)	(1,118)
Net decrease in cash & cash equivalents	(26,712)	(4,929)
Cash & cash equivalents at beginning of period	40,191	22,527
Cash & cash equivalents at end of period	$13,479	$17,598
Supplemental disclosures
Cash paid for interest	$9,291	$9,942
Cash paid for income taxes	$17,768	$15,638
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

	Shares	Amount
Balance at February 29, 2016	25,874	$25,874	$35,148	$450,754	$(30,560)	$—	$481,216
Stock compensation	13	13	4,395	—	—	—	4,408
Restricted stock units	25	25	(598)	—	—	—	(573)
Stock issued for SARs	71	71	(295)	—	—	—	(224)
Employee stock purchase plan	71	71	2,843	—	—	—	2,914
Purchase of treasury shares	—	—	—	—	—	(5,282)	(5,282)
Cash dividends paid	—	—	—	(12,216)	—	—	(12,216)
Net income	—	—	—	49,337	—	—	49,337
Foreign currency translation	—	—	—	—	(235)	—	(235)
Interest rate swap, net of $22 income tax	—	—	—	—	(41)	—	(41)
Balance at November 30, 2016	26,054	$26,054	$41,493	$487,875	$(30,836)	$(5,282)	$519,304
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation
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
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of November 30, 2016, the results of its operations for the three and nine months ended November 30, 2016 and 2015, and cash flows for the nine months ended November 30, 2016 and 2015. These interim results are not necessarily indicative of results for a full year.

Accounting Standards Recently Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendment in this ASU affects all organizations that issue share-based payment awards to employees and is intended to simplify several aspects of the accounting for these awards, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and allowing an accounting policy election to account for forfeitures as they occur. As permitted by ASU 2016-09, the Company elected to early adopt ASU 2016-09 in the quarter ended August 31, 2016 with an effective date of March 1, 2016. As a result of the adoption, a tax benefit of $1.3 million was recorded in the quarter ended August 31, 2016. The tax benefit was driven primarily by the exercise, during the first six months of fiscal 2017, of share-based awards issued prior to FY2014. The adoption was on a prospective basis and therefore had no impact on prior years.
In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Previously, debt issuance costs were recognized as deferred charges and recorded as other assets. In August 2015, the FASB issued ASU 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." ASU 2015-15 allows an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted and is to be implemented retrospectively.
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

2.	Earnings Per Share

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
	(Unaudited) (In thousands except per share data)
Numerator:
Net income for basic and diluted earnings per common share	$18,251	$23,547	$49,337	$60,714
Denominator:
Denominator for basic earnings per common share–weighted average shares	26,005	25,823	25,974	25,787
Effect of dilutive securities:
Employee and director stock awards	128	154	130	133
Denominator for diluted earnings per common share	26,133	25,977	26,104	25,920
Earnings per share basic and diluted:
Basic earnings per common share	$0.70	$0.91	$1.90	$2.35
Diluted earnings per common share	$0.70	$0.91	$1.89	$2.34

3.	Share-based Compensation
The Company has one share-based compensation plan, the 2014 Long Term Incentive Plan (the “Plan”). The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, performance share units, stock options, and stock appreciation rights to purchase common stock of the Company. The maximum number of shares that may be issued under the Plan is 1,500,000 shares. As of November 30, 2016 the Company has approximately 1,280,249 shares available for future issuance under the Plan.

Restricted Stock Unit Awards
Restricted stock unit awards are valued at the market price of our common stock on the grant date. Awards issued prior to fiscal 2015 generally have a three year cliff vesting schedule and awards issued subsequent to fiscal 2015 generally vest ratably over a period of three years but these awards may vest early in accordance with the Plan’s accelerated vesting provisions.
The activity of our non-vested restricted stock unit awards for the nine month period ended November 30, 2016 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 29, 2016	98,693	$45.03
Granted	73,585	56.65
Vested	(35,324)	45.70
Forfeited	—	—
Non-Vested Balance as of November 30, 2016	136,954	$51.10

Performance Share Unit Awards
Performance share unit awards are valued at the market price of our common stock on the grant date. These awards have a three year performance cycle and will vest and become payable, if at all, on the third anniversary of the award date. The awards are subject to the Company’s degree of achievement of a target annual average adjusted return on assets during these three year periods. In addition, a multiplier may be applied to the total awards granted which is based on the Company’s total shareholder return during such three year period in comparison to a defined specific industry peer group as set forth in the plan. The activity of our non-vested performance share unit awards for the nine month period ended November 30, 2016 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 29, 2016	27,415	$46.65
Granted	24,011	57.47
Vested	—	—
Forfeited	—	—
Non-Vested Balance as of November 30, 2016	51,426	$51.70
Stock Appreciation Rights
Stock appreciation rights are granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of 7 years and vest ratably over a period of three years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option pricing model.
A summary of the Company’s stock appreciation rights activity for the nine month period ended November 30, 2016 is as follows:

	SAR’s	Weighted Average Exercise Price
Outstanding as of February 29, 2016	312,748	$34.23
Granted	—	—
Exercised	(128,427)	25.71
Forfeited	—	—
Outstanding as of November 30, 2016	184,321	$40.16
Exercisable as of November 30, 2016	143,371	$39.00

The average remaining contractual term for those stock appreciation rights outstanding at November 30, 2016 is 3.52 years, with an aggregate intrinsic value of $4.6 million. The average remaining contractual terms for those stock appreciation rights that are exercisable as of November 30, 2016 is 3.33 years, with an aggregate intrinsic value of $3.7 million.
Employee Stock Purchase Plan
The Company also has an employee stock purchase plan, which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "offering period"). On the first day of an offering period (the “enrollment date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option pricing model. For the nine month period ended November 30, 2016, the Company issued 70,937 shares under the Employee Stock Purchase Plan.
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows:

Nine months ended November 30,	2016	2015
	(In thousands)
	(Unaudited)
Compensation Expense	$4,408	$3,493
Income tax benefits	$1,411	$1,223
Unrecognized compensation cost related to restricted stock units, performance share unit awards, stock appreciation rights, and the employee stock purchase plan at November 30, 2016 totals $8.0 million.
The Company’s policy is to issue shares required under these plans from the Company’s treasury shares or from the Company’s authorized but unissued shares. As of November 30, 2016, the Company has repurchased 100,000 shares at an average price of $52.82 per share under the Company's share repurchase program. For more information on the Company's requirements for the share repurchase program, see Part II, Item 2.

4.	Segments

Information regarding operations and assets by segment was as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
	(Unaudited) (In thousands)
Net Sales:
Energy	$135,553	$136,007	$371,256	$383,787
Galvanizing	91,906	106,440	293,915	301,794
Total net sales	227,459	242,447	665,171	685,581

Operating Income:
Energy	15,434	18,846	42,383	45,807
Galvanizing	21,345	24,264	60,679	71,689
Corporate	(7,995)	(6,702)	(24,880)	(21,784)
Total operating income	28,784	36,408	78,182	95,712

Interest expense	3,654	3,743	11,159	11,612
Net (gain) loss on sale of property, plant and equipment and insurance proceeds	(57)	(16)	26	(465)
Other (income) expense, net	(759)	(27)	(949)	828
Income before income taxes	$25,946	$32,708	$67,946	$83,737

Total Assets:
Energy	$577,328	$539,193	$577,328	$539,193
Galvanizing	421,991	432,297	421,991	432,297
Corporate	18,356	19,462	18,356	19,462
	$1,017,675	$990,952	$1,017,675	$990,952

Financial Information About Geographical Areas
Below is a breakdown of selected financial information by geographical area:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
	(Unaudited) (In thousands)
Net Sales:
U.S.	$191,526	$197,372	$537,084	$543,306
International	35,933	45,424	128,243	142,970
Eliminations	—	(349)	(156)	(695)
Total Net Sales	$227,459	$242,447	$665,171	$685,581

	November 30, 2016	February 29, 2016
	(In thousands)
	(Unaudited)
Property, Plant and Equipment, Net:
U.S.	$200,943	$204,587
Canada	17,774	17,868
Other Countries	5,375	3,878
Total Property, Plant and Equipment, Net	$224,092	$226,333

5.	Warranty Reserves
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

Warranty Reserve
(unaudited)
(in thousands)
Balance at February 29, 2016	$2,915
Warranty costs incurred	(1,465)
Additions charged to income	1,246
Balance at November 30, 2016	$2,696

6.	Debt

Our debt consisted of the following:

	As of
	November 30, 2016	February 29, 2016
	(In thousands)
	(Unaudited)
Senior Notes, due in balloon payment in January 2021	$125,000	$125,000
Senior Notes, due in annual installments of $14,286 beginning in March 2012 through March 2018	28,571	42,857
Term Note, due in quarterly installments beginning in June 2013 through March 2018	51,563	58,125
Revolving line of credit with bank	107,000	101,000
Total debt	312,134	326,982
Unamortized debt issuance costs for Senior Notes and Term Note	(980)	(1,361)
Total debt, net	311,154	325,621
Less amount due within one year	(18,973)	(23,192)
Debt due after one year, net	$292,181	$302,429

7.	Realignment Costs

As part of its ongoing efforts to optimize cost and effectiveness, during the second quarter of fiscal 2017, the Company undertook a review of its operations in order to optimize financial performance of its operating assets. As a result, the Company recognized $8.0 million of realignment charges in the second quarter of fiscal 2017. A total of $6.7 million was included in Cost of Sales for the disposition and write off of certain fixed assets within the Galvanizing Segment, including the cost of closing two plants, the write off of certain assets related to the conversion of a third plant from a standard galvanizing plant to a galvanized rebar plant, and the cost of writing off certain other functionally obsolete assets across other galvanizing plants during the second quarter. We also reserved $1.3 million in Selling, General and Administrative Expense for realignment costs related to one-time employee severance associated with changes needed to improve management efficiency in the Energy and Galvanizing Segments.
The following table shows changes in the realignment accrual for the nine months ended November 30, 2016:

Realignment Accrual
(unaudited)
(in thousands)
Realignment reserve balance as of February 29, 2016	$61
Additions to reserve	1,260
Realignment costs utilized	(890)
Realignment reserve balance as of November 30, 2016	$431

8.	Acquisitions and Divestitures

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

On October 3, 2016, AZZ entered into an agreement to divest its indirectly held subsidiary, Nuclear Logistics LLC (“NL”) to Westinghouse Electric Company, LLC (“Westinghouse”) in exchange for cash. Terms of the transaction were not disclosed, and are subject to customary terms and conditions. As of November 30, 2016 and through the date of this report, negotiations for the divestiture were still underway and a close date could not be determined. In addition, management has the intention to withdraw the plan to divest NLI if the current transaction is not completed, and to continue current operations. As a result of the ongoing negotiations between AZZ and Westinghouse and management's overall plan for the subsidiary, the Company determined it had not met the criteria set forth under ASC 360-10-45-9, initial criteria for classification as held for sale, as of November 30, 2016, therefore a reclassification on the balance sheet was not made.

9.	Subsequent Events

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
Orders and Backlog
Our entire backlog relates to our Energy Segment and was $347.3 million as of November 30, 2016, an increase of $12.8 million, or 3.8%, as compared to $334.5 million as of February 29, 2016. Our backlog increased $22.9 million, or 7.1%, as compared to the same period in the prior fiscal year. Both of these increases were primarily the result of the acquisition of PEI on March 1, 2016. For the three months ended November 30, 2016, our book-to-ship ratio increased to 0.98 to 1 from 0.94 to 1 when compared to same period of fiscal 2016 and our incoming orders decreased slightly by $6.8 million, or 3.0%. The table below includes the progression of the backlog:

Backlog Table
(in thousands)(unaudited)

	Period Ended		Period Ended
Backlog	2/29/2016	$334,456	02/28/2015	$332,595
Bookings		250,479		215,156
Acquired Backlog		11,903		—
Shipments		242,667		228,888
Backlog	5/31/2016	354,171	5/31/2015	318,863
Book to Ship Ratio		1.03		0.94
Bookings		193,712		233,532
Shipments		195,045		214,246
Backlog	8/31/2016	352,838	8/31/2015	338,149
Book to Ship Ratio		0.99		1.09
Bookings		221,874		228,677
Shipments		227,459		242,447
Backlog	11/30/2016	347,253	11/30/2015	324,379
Book to Ship Ratio		0.98		0.94
Segment Revenues
For the three and nine month periods ended November 30, 2016, consolidated revenues decreased $15.0 million, or 6.2%, and $20.4 million, or 3.0%, respectively, as compared to the same periods in fiscal 2016.
The following table reflects the breakdown of revenue by segment:

	Three Months Ended		Nine Months Ended
	11/30/2016	11/30/2015	11/30/2016	11/30/2015
	(In thousands)(unaudited)
Revenue:
Energy	$135,553	$136,007	$371,256	$383,787
Galvanizing	91,906	106,440	293,915	301,794
Total Revenue	$227,459	$242,447	$665,171	$685,581
Revenues for the Energy Segment decreased 0.3% for the three months ended November 30, 2016, to $135.6 million as compared to the same period in fiscal 2016. The decrease in revenue during the third quarter was caused by several factors including reduced turnarounds in the U.S. refinery market, continued softness in the petrochemical market, and delays in the release of several large projects in the U.S. and overseas. Revenues decreased 3.3% for the nine months ended November 30, 2016 to $371.3 million as compared to the same period in fiscal 2016, primarily on softness in the third quarter described above.
Revenues for the Galvanizing Segment decreased 13.7% for the three months ended November 30, 2016, to $91.9 million as compared to the same period in fiscal 2016. The decline was a result of a volume decrease in steel processed caused by softness in the solar, petrochemical, and the oil and gas markets which offset higher pricing during the period. Revenues decreased 2.6%, for the nine months ended November 30, 2016, to $293.9 million as compared to the same period in fiscal 2016. The decrease was attributable to the same factors impacting the quarter.
Segment Operating Income
Operating income for the Energy Segment decreased by $3.4 million, or 18.1%, to $15.4 million for the three months ended November 30, 2016 as compared to the same period in fiscal 2016. This decrease is attributable to the reduction in refinery turnarounds described above, which typically carry a higher margin, coupled with generally lower margin projects in the balance of the segment. Operating income decreased $3.4 million, or 7.5%, to $42.4 million for the nine months ended November 30, 2016 as compared to the same period of fiscal 2016 and attributable to the same factors impacting the third quarter in addition to the $0.7 million of realignment costs recorded during the second quarter of fiscal 2017.

Operating income for the Galvanizing Segment decreased by $2.9 million, or 12.0%, for the three months ended November 30, 2016 as compared to the same period in fiscal 2016. This decrease was primarily attributable to lower revenues. Operating income decreased $11.0 million, or 15.4%, for the nine months ended November 30, 2016 as compared to the same period in fiscal 2016, primarily driven by the $7.3 million of realignment charge related to the shutdown of two galvanizing plants, the repurposing of a third plant, and the disposal of obsolete assets taken in the second quarter of fiscal 2017.

Corporate Expenses
Corporate expenses increased by $1.3 million, or 19.3%, and $3.1 million, or 14.2% for the three and nine month periods ended November 30, 2016 as compared to the same respective periods in fiscal 2016. This increase is attributable to higher spend on professional services, higher employee costs, and depreciation of corporate assets in fiscal 2017.

Interest
Interest expense for the three and nine month periods ended November 30, 2016 was $3.7 million and $11.2 million, respectively. The slight decrease in interest expense for the three and nine month periods ended November 30, 2016 in comparison to the same respective periods in the prior year was the result of a lower average outstanding debt balance. As of November 30, 2016, our gross outstanding debt was $312.1 million, compared to $321.9 million outstanding as of November 30, 2015. Our gross debt to equity ratio was 0.60 to 1 as of November 30, 2016, compared to 0.69 to 1 as of November 30, 2015.
Net Gain On Sale of Property, Plant and Equipment and Insurance Proceeds
For the three months ended November 30, 2016 and 2015, the Company recorded an insignificant net gain due to sales from miscellaneous equipment. For the nine months ended November 30, 2016, the Company recorded an insignificant net loss due to sales from miscellaneous equipment and for the nine months ended November 30, 2015, the Company recorded a net gain of $0.4 million as a result of insurance proceeds received along with a gain on the sale of our St. Catharines property located in Ontario, Canada.
Other (Income) Expense
For the three and nine month periods ended November 30, 2016, the amounts recorded to other (income) expense were primarily attributable to an insurance receivable of $0.6 million and foreign exchange (gains) and losses. For the three and nine month periods ended November 30, 2015, the amounts recorded to other (income) expense were primarily attributable to foreign exchange (gains) and losses.
Income Taxes
The provision for income taxes reflects an effective tax rate of 29.7% and 27.4% for the three and nine month periods ended November 30, 2016, respectively, as compared to 28.0% and 27.5% for the same respective periods in fiscal 2015.
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
For the nine month period ended November 30, 2016, net cash provided by operating activities was $57.3 million, net cash used in investing activities was $51.3 million, net cash used in financing activities was $32.3 million, and a decrease of $0.4 million from the net effect of exchange rate changes on cash resulting in a net decrease in cash and cash equivalents of $26.7 million. In comparison to fiscal 2016, the results in the statement of cash flows for the nine month period ended November 30, 2016, are attributable to a decrease in net income, higher charges due to additional realignment recorded during the year, and by a less favorable impact of changes in working capital. The Company's use of cash was lower for capital improvements year over year and fewer acquisitions were completed during the first nine months of fiscal 2017. Repayments under our Credit Agreement were also higher during the first nine months of fiscal 2017 when compared to the prior year and the Company began purchasing treasury shares during the current fiscal year.

Our working capital was $180.7 million as of November 30, 2016, as compared to $144.2 million at November 30, 2015.
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
As of November 30, 2016, we had $107.0 million of outstanding debt against the revolving credit facility provided and letters of credit outstanding in the amount of $21.6 million, which left approximately $96.4 million of additional credit available under the Credit Agreement.
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
As of November 30, 2016, the Company is in compliance with all of its debt covenants.
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
Other
As of November 30, 2016, we had outstanding letters of credit in the amount of $21.6 million.  These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods.
The following summarizes our operating leases, debt principal payments, and interest payments for the next five years and beyond.

	Operating Leases	Long-Term Debt	Interest	Total
Fiscal:	(In thousands)
2017	$1,904	$2,344	$4,455	$8,703
2018	5,938	16,629	12,279	34,846
2019	4,992	168,161	8,256	181,409
2020	2,812	—	6,775	9,587
2021	2,275	125,000	6,775	134,050
Thereafter	9,360	—	—	9,360
Total	$27,281	$312,134	$38,540	$377,955

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
As of November 30, 2016, the Company had exposure to foreign currency exchange rates related to our operations in Canada, China, Brazil, Poland, and the Netherlands.
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
As of November 30, 2016, the Company repurchased 100,000 shares at an average price of $52.82 per share under the Company's share repurchase program.
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

AZZ Inc. (Registrant)

DATE: January 6, 2017	By:	/s/ Paul W. Fehlman
Paul W. Fehlman Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Formation of AZZ Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)

3.2	Amended and Restated Bylaws of AZZ Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)

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

10.6*
Amended and Restated Employment Agreement by and between AZZ Inc. and Tom Ferguson, dated as of September 29, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed September 29, 2016).

10.7*	AZZ incorporated 2014 Long Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEFA filed May 29, 2014).

10.8*	First Amendment to AZZ Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on January 21, 2016.

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

31.2	Certification by Chief Financial Officer Certificate pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.1	Certification by Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Management contract, compensatory plan or arrangement.