Form 10-K
period 2017-02-28
AZZ INC
filed 2017-04-20
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2017
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
Yes                    No
☒                       ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                    No
☐                       ☒
As of August 31, 2016 (the last business day of its most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,704,959,032 based on the closing sale price of $66.43 per share as reported on the New York Stock Exchange. For purposes of determining the above stated amount, only the directors, executive officers and 10% or greater shareholders of the registrant have been deemed affiliates; however, this does not represent a conclusion by the registrant that any or all such persons are affiliates of the registrant.
As of April 10, 2017, there were 26,020,582 shares of the registrant’s common stock ($1.00 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 11, 2017 (Proxy Statement) - Part III

AZZ Inc.
YEAR ENDED FEBRUARY 28, 2017

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
PART I
Item 1.    Business
AZZ Inc. (“AZZ”, the “Company”, “our” or “we”) was established in 1956 and incorporated under the laws of the State of Texas. We are a global provider of galvanizing services, welding solutions, specialty electrical equipment and highly engineered services to the power generation, transmission, distribution, refining and industrial markets. We have two distinct operating segments: the Energy Segment and Galvanizing Segment. AZZ Galvanizing is a leading provider of metal finishing solutions for corrosion protection, including hot dip galvanizing to the North American steel fabrication industry. AZZ Energy is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in the energy markets worldwide.
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

On March 1, 2016, we completed an acquisition of the equity securities of Power Electronics, Inc. (“PEI”), a Millington, Maryland-based manufacturer and integrator of electrical enclosure systems. The acquisition of PEI will enhance our capacity to serve existing and new customers in a diverse set of industries along the Eastern seaboard of the United States.
For additional information regarding the Energy Segment's backlog and operating results, see Results of Operations within Item 7. For additional financial information by segment, see Note 13 of the Notes to Consolidated Financial Statements.

Galvanizing Segment
The Galvanizing Segment provides hot dip galvanizing to the steel fabrication industry through facilities located throughout the United States and Canada. Hot dip galvanizing is a metallurgical process in which molten zinc is applied to steel. The zinc alloying renders corrosion protection to fabricated steel for extended periods of up to 50 years. As of February 28, 2017, we operated forty-one galvanizing plants, which are located in Alabama, Arkansas, Arizona, Colorado, Indiana, Illinois, Louisiana, Kentucky, Minnesota, Mississippi, Missouri, Nebraska, Nevada, Ohio, Oklahoma, Tennessee, Texas, Virginia and West Virginia in the United States and Ontario, Quebec and Nova Scotia, Canada.
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
On February 1, 2016, we completed the acquisition of substantially all the assets of Alpha Galvanizing Inc. (“Alpha Galvanizing”), an Atkinson, Nebraska-based business unit of Olson Industries, Inc. Alpha Galvanizing has served steel fabrication customers that manufacture electrical utility poles, agricultural machinery and industrial manufacturing components since 1996. Alpha Galvanizing was acquired to expand the footprint of AZZ Galvanizing and to support AZZ’s locations in Minnesota and Denver, Colorado, as well as serve customers in the upper Midwest region.
On June 5, 2015, we completed the acquisition of substantially all the assets of US Galvanizing, LLC, a provider of steel corrosion coating services and a wholly-owned subsidiary of Trinity Industries, Inc. (“US Galvanizing”). The acquisition of the US Galvanizing assets included six galvanizing facilities located in Hurst, Texas; Kennedale, Texas; Big Spring, Texas; San Antonio, Texas; Morgan City, Louisiana; and Kosciusko, Mississippi. Additionally, the transaction included Texas Welded Wire, a secondary business integrated within US Galvanizing's Hurst, Texas facility. US Galvanizing was acquired to expand AZZ Galvanizing’s Southern operations.
On June 30, 2014, we completed the acquisition of substantially all the assets of Zalk Steel & Supply Co. (“Zalk Steel”), a Minneapolis, Minnesota-based galvanizing company. Zalk Steel was acquired to expand AZZ Galvanizing's existing geographic footprint in the upper Midwest region of the United States.
For additional information on the Galvanizing Segment's operating results, see Results of Operations within Item 7. For additional financial information by segment, see Note 13 to the Consolidated Financial Statements.

Employees

As of February 28, 2017, the Company employed approximately 4,183 persons consisting of approximately 3,830 in the United States, approximately 204 in Canada, 135 in Europe, and 14 in other countries.

Executive Officers of the Registrant

Name	Age	Business Experience of Executive Officers for Past Five Years Position or Office with Registrant or Prior Employer	Held Since
Thomas E. Ferguson	60	President and Chief Executive Officer Chief Executive Officer, FlexSteel Pipeline Technologies, Inc. President, Flow Solutions Group, Flowserve Corp. President, Pump Division, Flowserve Corp.	2013 2013-2013 2009-2012 2003-2009
Paul W. Fehlman	53
Senior Vice President of Finance, Chief Financial Officer
Vice President, Finance, Engineered Products Division, Flowserve Corp.
Vice President, Investor Relations and FP&A, Flowserve Corp.
Vice President, Treasurer, Flowserve Corp.
			2014 2011-2013 2009-2011 2004-2009
Tim E. Pendley	55	Senior Vice President, Galvanizing Segment Vice President Operations, Galvanizing Segment	2009 2004-2009
Robert J. Steines	54	Vice President, Chief Accounting Officer Vice President, Corporate Controller, Great Lakes Dredge and Dock Vice President, Finance, Neuromodulation Division St. Jude Medical	2013 2012-2013 2006-2011
Tara D. Mackey	47
Chief Legal Officer and Secretary
Chief Legal Counsel and Corporate Secretary, First Parts, Inc.
General Counsel and Corporate Secretary, Silverleaf Resorts Inc.
VP, Assistant General Counsel and Corporate Secretary, SuperMedia LLC
			2014 2013-2014 2011-2013 2008-2011
Matt V. Emery	49	Vice President, Chief Information and Human Resource Officer Senior Director of Information Technologies, Hewlett-Packard	2013 2004-2013
Chris M. Bacius	56	Vice President, Corporate Development Vice President Mergers & Acquisition, Flowserve Corporation Vice President Business Development, Flowserve Corporation	2014 2012-2014 2009-2012
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
We intend to pursue continued growth through opportunities to acquire companies or assets that will enable us to expand our product and service offerings and to increase our geographic footprint. We routinely review potential acquisitions. However, we may be unable to implement this growth strategy if we cannot reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, our acquisition strategy involves certain risks, including:

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

We may be unsuccessful at generating internal growth.
Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	attract new customers, internationally and domestically;

•	integrate regulatory changes;

•	increase the number or size of projects performed for existing customers;

•	hire and retain employees; and

•	increase volume utilizing our existing facilities.
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
Other than an nominal number of employees at four of our wholly-owned subsidiaries, none of our employees are currently represented by unions. However, our U.S. based employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If some or our entire workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Any changes in regulations, the imposition of new regulations, or the enactment of new legislation could have an adverse impact on our business; to the extent it becomes easier for workers to obtain union representation.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
The following table sets forth information about the Company’s principal facilities, owned or leased, on February 28, 2017:

Location	Land/Acres	Buildings/Sq. Footage	Segment/Occupant
Crowley, Texas	26.3	168,797	Energy Segment
Houston, Texas	5.4	61,600	Energy Segment
Richland, Mississippi	6.7	60,981	Energy Segment
Pittsburg, Kansas	15.3	87,800	Energy Segment
Medway, Massachusetts	—	(Leased) 85,000	Energy Segment
Fulton, Missouri	—	(Leased) 120,410	Energy Segment
Hamilton, Ontario Canada	—	(Leased) 78,000	Energy Segment
Fort Worth, Texas	—	(Leased) 201,000	Energy Segment
Norcross, Georgia	5.5	(Leased) 15,000	Energy Segment
Norcross, Georgia	11.0	(Leased) 161,229	Energy Segment
College Station, Texas	—	(Leased) 377	Energy Segment
Chanute, Kansas	—	(Leased) 1,000	Energy Segment
Spring, Texas	—	(Leased) 1,000	Energy Segment
York, Pennsylvania	—	(Leased) 4,855	Energy Segment
St. Petersburg, Florida	6.4	(Leased) 26,155	Energy Segment
Millington, MD	11.7	(Leased) 96,958	Energy Segment
Edmonton, AB Canada	—	(Leased) 17,680	Energy Segment
Hellevoetsluis, Netherlands	1.6	(Leased) 30,785	Energy Segment
Radom, Poland	—	(Leased) 56,000	Energy Segment
Barueri, Brazil	0.4	(Leased) 18,478	Energy Segment
Beaumont, Texas	12.9	33,700	Galvanizing Segment
Big Spring, Texas	15.2	109,000	Galvanizing Segment
Crowley, Texas	28.5	79,200	Galvanizing Segment
Houston, Texas	25.2	61,800	Galvanizing Segment
Houston, Texas	23.7	128,764	Galvanizing Segment
Hurst, Texas	17.5	145,522	Galvanizing Segment
Kennedale, Texas	6.0	24,390	Galvanizing Segment
San Antonio, Texas	15.0	17,275	Galvanizing Segment
Waskom, Texas	10.6	30,400	Galvanizing Segment
Atkinson, Nebraska	12.9	26,480	Galvanizing Segment
Moss Point, Mississippi	13.5	16,000	Galvanizing Segment
Richland, Mississippi	5.6	22,800	Galvanizing Segment
Citronelle, Alabama	10.8	34,000	Galvanizing Segment
Goodyear, Arizona	16.8	36,800	Galvanizing Segment
Prairie Grove, Arkansas	11.5	34,000	Galvanizing Segment
Belle Chasse, Louisiana	9.5	34,000	Galvanizing Segment
Morgan City, Louisiana	1.6	14,300	Galvanizing Segment
Port Allen, Louisiana	22.2	48,700	Galvanizing Segment
McCarran, Nevada	23.7	43,379	Galvanizing Segment
Cincinnati, Ohio	15.0	81,700	Galvanizing Segment
Canton, Ohio	13.6	60,756	Galvanizing Segment
Hamilton, Indiana	49.3	110,700	Galvanizing Segment

Muncie, Indiana	6.6	50,200	Galvanizing Segment
Plymouth, Indiana	40.0	42,900	Galvanizing Segment
Joliet, Illinois	12.0	113,900	Galvanizing Segment
Dixon, Illinois	21.3	59,600	Galvanizing Segment
Peoria, Illinois	7.4	42,600	Galvanizing Segment
Peoria, Illinois	—	(Leased) 66,400	Galvanizing Segment
Winsted, Minnesota	10.4	81,200	Galvanizing Segment
Bristol, Virginia	3.6	38,000	Galvanizing Segment
Poca, West Virginia	22.0	14,300	Galvanizing Segment
Commerce, Colorado	3.9	31,940	Galvanizing Segment
Chelsea, Oklahoma	15.0	30,700	Galvanizing Segment
Tulsa, Oklahoma	29.8	186,726	Galvanizing Segment
Port of Catoosa, Oklahoma	4.0	(Leased) 42,360	Galvanizing Segment
Nashville, Tennessee	12.0	27,055	Galvanizing Segment
St. Louis, Missouri	5.6	1,800	Galvanizing Segment
Kansas City, Missouri	—	(Leased) 18,000	Galvanizing Segment
Minneapolis, Minnesota	4.3	67,260	Galvanizing Segment
Louisville, Kentucky	5.9	23,007	Galvanizing Segment
Montreal, QC Canada	4.4	85,000	Galvanizing Segment
Acton, ON Canada	6.3	32,090	Galvanizing Segment
Acton, ON Canada	4.1	24,180	Galvanizing Segment
Halifax, NS Canada	2.9	33,832	Galvanizing Segment
Fort Worth, Texas	—	(Leased) 41,000	Corporate Offices

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock, $1.00 par value (“Common Stock”), is traded on the New York Stock Exchange under the symbol “AZZ”. The following table sets forth the high and low sales prices of our Common Stock on the New York Stock Exchange on a quarterly basis for each of the two fiscal years ended February 28, 2017 and February 29, 2016.

	High	Low	Dividends Declared
Fiscal 2017
First Quarter	$59.52	$50.89	$0.15
Second Quarter	$67.98	$54.98	$0.15
Third Quarter	$67.43	$51.20	$0.17
Fourth Quarter	$67.70	$57.15	$0.17

Fiscal 2016
First Quarter	$49.57	$42.89	$0.15
Second Quarter	$54.01	$45.01	$0.15
Third Quarter	$60.36	$46.39	$0.15
Fourth Quarter	$60.30	$47.04	$0.15
The payment of dividends is within the discretion of our Board and is dependent on our earnings, capital requirements, operating and financial condition and other factors. AZZ has paid dividends quarterly over the last three fiscal years. Dividends paid totaled $16.6 million, $15.5 million, and $14.9 million during fiscal 2017, 2016, and 2015, respectively. Dividend payments may be restricted to total payments of $20.0 million per fiscal year based on covenants with the Company's lenders in the event that the Company's leverage ratio (defined as net debt to EBITDA) exceeds 3.0 to 1.0. Currently there are no restrictions on dividend payments. AZZ fully expects to continue to pay dividends. However, the decision is within the discretion of our Board and we expect any future payments will be made on a quarterly basis.
In January of 2012, our Board authorized the repurchase of up to ten percent of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. During fiscal 2017, the Company purchased 100,000 shares at an average price of $52.82 per share under the Company's share repurchase program. As of February 28, 2017, these shares were formally retired. Share repurchases may be restricted to total repurchases of $50.0 million per fiscal year based on covenants with the Company's lenders in the event that the Company's leverage ratio exceeds 3.0 to 1.0. Currently there are no restrictions on share repurchases.
The approximate number of holders of record of our Common Stock at February 28, 2017 was 899. See Item 12 of this Report for information regarding securities authorized for issuance under equity compensation plans.

STOCK PRICE PERFORMANCE GRAPH
The following graph illustrates the five-year cumulative total return on investments in our Common Stock, the CRSP Index for NYSE Stock Market (U.S. Companies) and the CRSP Index for NYSE Stocks (SIC 5000-5099 US Companies). These indices are prepared by Zacks Investment Research, Inc. AZZ’s Common Stock is listed on The New York Stock Exchange and AZZ is engaged in two industry segments. The shareholder return shown below is not necessarily indicative of future performance. Total return, as shown, assumes $100 invested on February 28, 2012, in shares of AZZ Common Stock and each index, all with cash dividends reinvested. The calculations exclude trading commissions and taxes.
Comparison of Five Year-Cumulative Total Returns
Value of $100 Invested on February 28, 2012
For Fiscal Year Ended on the Last Day of February
 Legend

Symbol	CRSP Total Returns Index for:	2/12	2/13	2/14	2/15	2/16	2/17
	AZZ Inc.	100.00	180.89	182.27	189.05	212.74	249.82
	CRSP Index for NYSE Stock Market (US Companies)	100.00	115.37	141.85	159.21	143.61	180.86
	CRSP Index for NYSE Stocks (SIC 5000-5099	100.00	112.25	142.27	148.00	134.49	170.92
	US Companies) Wholesale Trade - Durable Goods
Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100 on 02/29/2012.
See the equity compensation plan information in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

 Item 6.        Selected Financial Data.

	Fiscal Year
	2017 (a)	2016 (b)	2015 (c)	2014 (d)	2013 (e)
	(In thousands, except per share amounts)
Summary of operations:
Net sales	$858,930	$903,192	$816,687	$751,723	$570,594
Net income	60,921	76,790	64,943	59,597	60,456
Earnings per share:
Basic earnings per common share	2.35	2.98	2.53	2.34	2.39
Diluted earnings per common share	2.33	2.96	2.52	2.32	2.37
Total assets	977,839	982,010	936,914	953,253	694,205
Total debt	272,290	326,982	337,848	405,616	210,714
Total liabilities	448,200	500,794	516,862	577,340	360,271
Shareholders’ equity	529,639	481,216	420,052	375,913	333,934
Working capital	154,688	160,929	149,492	152,165	143,533
Cash provided by operating activities	111,176	143,589	118,157	107,275	92,738
Capital expenditures	41,434	39,861	29,377	43,472	24,923
Depreciation & amortization	50,357	47,417	46,089	43,305	29,363
Cash dividend per common share	0.64	0.60	0.58	0.56	0.53
Weighted average shares outstanding - basic	25,965	25,800	25,676	25,514	25,320
Weighted average shares outstanding - diluted	26,097	25,937	25,778	25,693	25,561

(a)	Includes the acquisition of Power Electronics, Inc. on March 1, 2016.

(b)	Includes the acquisitions of US Galvanizing, LLC on June 5, 2015 and Alpha Galvanizing Inc. on February 1, 2016.

(c)	Includes the acquisition of Zalk Steel & Supply Co. on June 20, 2014.

(d)
Includes the acquisition of Aquilex SRO on March 29, 2013. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Year ended February 28, 2014.

(e)	Includes the acquisition of NLI, on June 1, 2012, the acquisition of Galvcast on October 1, 2012 and the acquisition of G3 on January 2, 2013.

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
Overview

As mentioned in Item 1, AZZ operates two distinct business segments, the Energy Segment and the Galvanizing Segment. Our discussion and analysis of financial condition and results of operations is divided by each of our segments along with corporate costs and other costs not specifically identifiable to a segment. For a reconciliation of segment operating income to pretax income, see Note 13 to the Consolidated Financial Statements. References herein to fiscal years are to the twelve-month periods that end in February of the relevant calendar year. For example, the twelve-month period ended February 28, 2017 is referred to as “fiscal 2017” or “fiscal year 2017.”

For the fiscal year ended February 28, 2017, we recorded net sales of $858.9 million compared to the prior year’s net sales of $903.2 million. Of the total net sales for fiscal 2017, approximately 56.3% of our net sales were generated from the Energy Segment and approximately 43.7% were generated from the Galvanizing Segment. Net income for fiscal 2017 was $60.9 million compared to $76.8 million for fiscal 2016. Net income as a percentage of net sales was 7.1% for fiscal 2017 as compared to 8.5%

for fiscal 2016. Earnings per share fell by 21.3% to $2.33 per share for fiscal 2017 compared to $2.96 per share for fiscal 2016, on a diluted basis.

Results of Operations
Year ended February 28, 2017 compared with year ended February 29, 2016
Backlog
We ended fiscal 2017 with a backlog of $346.4 million, a slight increase compared to fiscal 2016. The Company's backlog as of year end pertains solely to the Energy Segment's operations. The book-to-ship ratio remained flat compared to fiscal 2016. The book-to-ship ratio was 1.00 to 1 for fiscal 2017 and 1.00 to 1 for fiscal 2016.
The following table reflects bookings and shipments for fiscal 2017 and 2016.
Backlog Table
(In thousands)

	Period Ended		Period Ended
Backlog	2/29/2016	$334,456	2/28/2015	$332,595
Bookings		858,934		905,053
Acquired Backlog		11,903		—
Shipments		858,930		903,192
Backlog as reported	2/28/2017	$346,363	2/29/2016	$334,456
Book-to-Ship Ratio		1.00		1.00

Net Sales
Our total net sales for fiscal 2017 decreased by $44.3 million, or 4.9%, as compared to fiscal 2016.
The following table reflects the breakdown of revenue by segment:

	2017	2016
	(In thousands)
Net sales:
Energy	$483,394	$500,830
Galvanizing	375,536	402,362
Total Net Sales	$858,930	$903,192
Our Energy Segment recorded net sales for fiscal 2017 of $483.4 million, a decrease of 3.5% compared to fiscal 2016 net sales of $500.8 million. The decrease in net sales for fiscal 2017 was caused by several factors including reduced turnarounds in the U.S. refinery market, continued softness in the petrochemical market, and delays in the release of several large projects in the U.S. and overseas.
Our Galvanizing Segment, which consisted of forty-one hot dip galvanizing facilities as of February 28, 2017, generated net sales of $375.5 million, a 6.7% decrease from the prior year’s net sales of $402.4 million. The decline was a result of a volume decrease in steel processed caused by softness in the solar, petrochemical, and the oil and gas markets which offset higher pricing during the year.

Operating Income
Operating income for the Energy Segment decreased $6.4 million, or 11.0%, for fiscal 2017, to $52.0 million as compared to $58.5 million for fiscal 2016. Operating margins for this segment were 10.8% for fiscal 2017 as compared to 11.7% for fiscal 2016. This decrease was attributable to the reduction in refinery turnarounds described above, which typically carry a higher margin, coupled with generally lower margin projects in the balance of the segment.
Operating income for the Galvanizing Segment decreased $15.7 million, or 16.6%, for fiscal 2017 to $79.0 million as compared to $94.8 million for the prior year. Operating margins were 21.0% for fiscal 2017 as compared to 23.6% for fiscal 2016. This decrease is attributable to lower volumes in fiscal 2017 and the $7.3 million of realignment charge related to the shutdown of two galvanizing plants, the repurposing of a third plant, and the disposal of obsolete assets taken in the second quarter of fiscal 2017.
Corporate expenses were $32.7 million for fiscal 2017 and $30.9 million for fiscal 2016. This increase is attributable to higher spend on professional services, higher employee costs, and depreciation of corporate assets in fiscal 2017.
Interest
Interest expense for fiscal 2017 decreased 2.8% to $14.7 million as compared to $15.2 million in fiscal 2016. This decrease is the result of lower borrowings during fiscal 2017 stemming from mandatory and elective principal reductions, partially offset by higher interest rates. For additional information on outstanding debt, see Note 12 of the Notes to the Consolidated Financial Statements. As of February 28, 2017, we had outstanding debt of $272.3 million compared to $327.0 million at the end of fiscal 2016. AZZ's debt to equity ratio was 0.51 to 1 at the end of fiscal 2017 compared to 0.68 to 1 at the end of fiscal 2016.
Net Gain On Sale of Property, Plant and Equipment and Insurance Proceeds
We recorded a net loss of $0.1 million from the sale of property, plant and equipment and insurance proceeds in fiscal 2017. This net loss was the result of the sale of miscellaneous equipment during the year. We recorded a net gain of $0.3 million from the sale of property, plant and equipment and insurance proceeds in fiscal 2016. The net gain is primarily related to the sale of our St. Catherines property located in Ontario, Canada.
Other (Income) Expense
For fiscal 2017, a total of $1.2 million in income was recorded to other (income) expense, net, which was primarily attributable to a reimbursement of legal fees of $0.6 million from a lawsuit in fiscal 2016 and net foreign exchange gains. For fiscal 2016, we recorded $3.1 million of expense to other (income) expense, net, which was attributable to a fourth quarter settlement of a commercial lawsuit, in addition to some currency translation losses.
Provision For Income Taxes
The provision for income taxes reflected an effective tax rate of 28.1% for fiscal 2017 and 26.4% for fiscal 2016. The Company's tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but may not be consistent from year to year. The most significant impact on the difference between our statutory U.S. federal income tax rate of 35.0% and our effective tax rate is the result of certain U.S. state tax planning for the current and prior fiscal year.

Year ended February 29, 2016 compared with year ended February 28, 2015
Backlog
We ended fiscal 2016 with a backlog of $334.5 million, an increase of 0.6% as compared to fiscal 2015. The Company's backlog as of year end pertains to the Energy Segment's operations. The book-to-ship ratio remained relatively flat compared to fiscal 2015. The book-to-ship ratio was 1.00 to 1 for fiscal 2017 and 1.01 to 1 for fiscal 2016.
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
Our Galvanizing Segment, which consisted of forty-three hot dip galvanizing facilities as of February 28, 2016, generated net sales of $402.4 million, a 12.3% increase from the prior year’s net sales of $358.3 million. The volume of steel processed for the fiscal year increased 15.6% while sales prices were slightly lower in fiscal 2016 compared to fiscal 2015. The acquisition of US Galvanizing, LLC and Alpha Galvanizing Inc. accounted for a significant portion of the increase in net sales and steel processed in the current year. The solar and original equipment manufacturer (OEM) markets also added to the increased sales and steel processed volumes during the year.
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
Interest
Interest expense for fiscal 2016 decreased 8.5% to $15.2 million as compared to $16.6 million in fiscal 2015. This decrease is the result of lower borrowings during fiscal 2016 stemming from mandatory and elective principal reductions. For additional information on outstanding debt, see Note 12 to the Consolidated Financial Statements. As of February 29, 2016, we had gross outstanding debt of $327.0 million compared to $337.8 million at the end of fiscal 2015. AZZ's debt to equity ratio was 0.68 to 1 at the end of fiscal 2016 compared to 0.80 to 1 at the end of fiscal 2015.
Net Gain On Sale of Property, Plant and Equipment and Insurance Proceeds
We recorded a net gain of $0.3 million from the sale of plant, property and equipment and insurance proceeds during fiscal 2016. The net gain is primarily related to the sale of our St. Catherines property located in Ontario, Canada. We recorded a net gain of $2.5 million from the sale of property, plant and equipment and insurance proceeds in fiscal 2015. The gain from the prior fiscal year is primarily attributable to the property, plant and equipment lost as a result of the fires at our Joliet, Illinois, Goodyear, Arizona and New Orleans, Louisiana galvanizing facilities, offset by insurance proceeds.
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
Net cash provided by operating activities for fiscal 2017 was $111.2 million compared to $143.6 million provided by operating activities for fiscal 2016. The decrease in cash provided by operating activities for fiscal 2017 is attributable to a decrease in net income and by a less favorable impact of changes in working capital.
Net cash used in investing activities for fiscal 2017 was $63.3 million compared to net cash used in investing activities of $99.3 million for fiscal 2016. The decrease in cash used during fiscal 2017 was primarily attributable to fewer acquisitions, partially offset by increased capital expenditures.
Net cash used in financing activities for fiscal 2017 was $76.6 million compared to net cash used in financing activities of $25.3 million for fiscal 2016. The increase in cash used during fiscal 2017 was primarily attributable to increased net principal payments under our debt agreements and the purchase of 100,000 treasury shares.
We consider the undistributed earnings of our foreign subsidiaries as of fiscal year ended February 28, 2017, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Should the Company decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States. As of fiscal year ended February 28, 2017, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $7.2 million. We have not, nor do we anticipate the need to repatriate earnings to the United States to satisfy domestic liquidity needs arising in the ordinary course of business including liquidity needs associated with our domestic debt service requirements. However, the Company may repatriate some cash to the U.S. through settlement of inter-company loans or return of capital distributions in a tax efficient manner.
During fiscal 2017, we spent $64.1 million on capital expenditures including acquisitions, net of cash. The breakdown of capital spending by segment for fiscal 2017, 2016 and 2015 can be found in Note 13 to the Consolidated Financial Statements.
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
On March 21, 2017, we executed the Amended and Restated Credit Agreement (the “2017 Credit Agreement”) with Bank of America and other lenders. The 2017 Credit Agreement amended the Credit Agreement entered into on March 27, 2013 by the following: (i) extending the maturity date until March 21, 2022, (ii) providing for a senior revolving credit facility in a principal amount of up to $450 million, with an additional $150 million accordion, (iii) including a $75 million sublimit for the issuance of standby and commercial letters of credit, (iv) including a $30 million sublimit for swing line loans, (v) restricting indebtedness incurred in respect of capital leases, synthetic lease obligations and purchase money obligations not to exceed $20 million, (vi) restricting investments in any foreign subsidiaries not to exceed $50 million in the aggregate, and (vii) including various financial covenants and certain restricted payments relating to dividends and share repurchases as specifically set forth in the 2017 Credit Agreement. The 2017 Credit Agreement will be used to finance working capital needs, capital improvements, dividends, future acquisitions and letter of credit needs.
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
As of February 28, 2017, the Company was in compliance with all of its debt covenants.
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
Contractual Commitments
The following summarizes the Company’s operating leases, debt and interest payments for the next five fiscal years and thereafter:

	Operating Leases	Debt	Interest	Total
	(In thousands)
2018	$6,627	$16,629	$11,573	$34,829
2019	5,629	130,661	8,079	144,369
2020	3,347	—	6,775	10,122
2021	2,655	125,000	6,775	134,430
2022	2,542	—	—	2,542
Thereafter	8,042	—	—	8,042
Total	$28,842	$272,290	$33,202	$334,334

Commodity pricing
We have no contracted commitments for any commodities including steel, aluminum, natural gas, nickel based alloys, copper, zinc or any other commodity, except for those entered into under the normal course of business.
Other
At February 28, 2017, the Company had outstanding letters of credit in the amount of $23.1 million. These letters of credit are issued to a portion of the Company’s customers in our Energy Segment to cover any potential warranty costs, performance issues, insurance reserves and bid bonds. In addition, as of February 28, 2017, a warranty reserve in the amount of $2.1 million has been provided to offset any future warranty claims.
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
Accruals for Contingent Liabilities - The amounts we record for estimated claims, such as self-insurance programs, warranty, environmental and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience and other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than what we estimate. In connection with our acquisition of NLI on June 1, 2012, the Company had a contingent obligation to make an additional payment of up to $20.0 million based on the future financial performance of the NLI business. During fiscal 2015, the Company deemed this additional payment not probable or likely to occur and the accrual recorded at the end of fiscal 2014 of $9.1 million was reversed. The accrual reversal was recorded to selling, general and administrative expense. As of June 2016, the measurement period for this contingency payment has expired and no additional payment was made.
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
Impairment of Long-Lived Assets, Identifiable Intangible Assets and Goodwill – We record impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment losses on long-lived assets are measured based on the excess of the carrying amount over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. A significant change in events, circumstances or projected cash flows could result in an impairment of long-lived assets, including identifiable intangible assets. An annual impairment test of goodwill is performed in the fourth quarter of each fiscal year. The test is calculated using the anticipated future cash flows after tax from our operating segments. Based on the present value of the future cash flows, we will determine whether impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market, changes in economic conditions of these various markets, raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies. Our testing concluded that none of our goodwill was impaired.
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

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We have not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $24.8 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. If we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

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

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.
Market risk affecting our operations results primarily from changes in interest rates, foreign currency exchange and commodity prices. As of February 28, 2017, we had no involvement with derivative financial instruments.
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

As of February 28, 2017, the Company had exposure to foreign currency exchange rates related to our operations in Canada, China, Brazil, Poland, and the Netherlands.
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

Item 8.        Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
AZZ Inc.
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of AZZ Inc. as of February 28, 2017 and February 29, 2016 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2017. Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. We have also audited AZZ Inc.’s internal control over financial reporting as of February 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AZZ Inc.’s management is responsible for these financial statements, financial statement schedule, maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements, financial statement schedule and to express an opinion on the company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AZZ Inc. as of February 28, 2017 and February 29, 2016 and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, AZZ Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2017, based on the COSO criteria.
Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Power Electronics, Inc. (PEI), whose acquisition was completed on March 1, 2016. PEI is included in the consolidated balance sheet of AZZ Inc. as of February 28, 2017 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year then ended. PEI constituted approximately 1.8% of the Company’s total assets as of February 28, 2017 and 4.0% and 8.3% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of PEI because of the timing of the acquisition. Our audit of internal control over financial reporting of AZZ Inc. also did not include an evaluation of the internal control over financial reporting of PEI.

/s/ BDO USA, LLP

Dallas, Texas
April 20, 2017

AZZ Inc.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	February 28, 2017	February 29, 2016	February 28, 2015
	(In thousands, except per share data)
Net Sales	$858,930	$903,192	$816,687
Cost of Sales	654,146	673,081	610,991
Gross Profit	204,784	230,111	205,696

Selling, General and Administrative	106,424	107,823	98,871
Operating Income	98,360	122,288	106,825

Interest Expense	14,732	15,155	16,561
Net (Gain) Loss On Sale of Property, Plant and Equipment, and Insurance Proceeds	76	(327)	(2,525)
Other Expense (Income) - net	(1,197)	3,092	2,659
Income Before Income Taxes	84,749	104,368	90,130
Income Tax Expense	23,828	27,578	25,187
Net Income	$60,921	$76,790	$64,943
Earnings Per Common Share
Basic Earnings Per Share	$2.35	$2.98	$2.53
Diluted Earnings Per Share	$2.33	$2.96	$2.52
Weighted Average Shares Outstanding
Basic	25,965	25,800	25,676
Diluted	26,097	25,937	25,778
The accompanying notes are an integral part of the consolidated financial statements.

AZZ Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	February 28, 2017	February 29, 2016	February 28, 2015
	(In thousands)
Net Income	$60,921	$76,790	$64,943
Other Comprehensive Loss:
Foreign Currency Translation Adjustments -
Unrealized Translation Gains (Losses)	1,520	(7,674)	(11,760)
Interest Rate Swap, Net of Income Tax of $29, $29 and $29, respectively.	(54)	(54)	(54)
Other Comprehensive Income (Loss)	1,466	(7,728)	(11,814)
Comprehensive Income	$62,387	$69,062	$53,129
The accompanying notes are an integral part of the consolidated financial statements.

AZZ Inc.
CONSOLIDATED BALANCE SHEETS

	February 28, 2017	February 29, 2016
Assets	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$11,302	$40,191
Accounts receivable, net of allowance for doubtful accounts of $347 and $264 in 2017 and 2016, respectively	138,470	131,416
Inventories - net	123,208	102,135
Costs and estimated earnings in excess of billings on uncompleted contracts	20,546	32,287
Deferred income tax assets	249	200
Prepaid expenses and other	2,762	3,105
Total current assets	296,537	309,334
Property, plant, and equipment, net	228,610	226,333
Goodwill	306,579	292,527
Intangibles and other assets	146,113	153,816
	$977,839	$982,010
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$49,816	$46,748
Income tax payable	778	2,697
Accrued salaries and wages	23,429	30,473
Other accrued liabilities	18,390	20,406
Customer advance payment	20,860	15,652
Billings in excess of costs and estimated earnings on uncompleted contracts	11,948	9,237
Debt due within one year	16,629	23,192
Total current liabilities	141,850	148,405
Debt due after one year, net	254,800	302,429
Deferred income tax liabilities	51,550	49,960
Total liabilities	448,200	500,794
Commitments and Contingencies
Shareholders’ equity:
Common Stock, $1.00 par value; 100,000 shares authorized; 25,964 shares issued and outstanding at February 28, 2017 and 25,874 at February 29, 2016	25,964	25,874
Capital in excess of par value	37,739	35,148
Retained earnings	495,030	450,754
Accumulated other comprehensive loss	(29,094)	(30,560)
Total shareholders’ equity	529,639	481,216
	$977,839	$982,010

The accompanying notes are an integral part of the consolidated financial statements.

AZZ Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 28, 2017	February 29, 2016	February 28, 2015
	(In thousands)
Cash flows from operating activities:
Net income	$60,921	$76,790	$64,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,357	47,417	46,089
Deferred income taxes	1,509	2,707	15,818
Net loss on disposition of property, plant & equipment due to realignment	6,602	286	2,651
Net (gain) loss on sale of property, plant & equipment and insurance proceeds	76	(327)	(2,525)
Share-based compensation expense	5,870	4,538	4,080
Amortization of deferred debt issuance costs	1,262	1,347	1,431
Provision for doubtful accounts	48	(1,072)	458
Effects of changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,912)	(843)	(9,382)
Inventories	(17,951)	11,124	(879)
Prepaid expenses and other assets	(1,977)	1,996	5,543
Net change in billings related to costs and estimated earnings on uncompleted contracts	14,509	5,739	(5,635)
Accounts payable	1,245	(2,236)	11,025
Other accrued liabilities and income taxes payable	(6,383)	(3,877)	(15,460)
Net cash provided by operating activities:	111,176	143,589	118,157
Cash flows from investing activities:
Proceeds from the sale or insurance settlement of property, plant, and equipment	769	1,137	1,330
Acquisition of subsidiaries, net of cash acquired	(22,679)	(60,584)	(11,518)
Purchases of property, plant and equipment	(41,434)	(39,861)	(29,377)
Net cash used in investing activities:	(63,344)	(99,308)	(39,565)
Cash flows from financing activities:
Excess tax benefits from share-based compensation	—	1,025	259
Proceeds from revolving loan	179,500	181,481	10,977
Payments on revolving loan	(211,000)	(170,561)	(57,905)
Payments on long-term debt	(23,192)	(21,786)	(20,848)
Purchases of treasury shares	(5,282)	—	—
Payment of dividends	(16,645)	(15,482)	(14,897)
Net cash used in financing activities:	(76,619)	(25,323)	(82,414)
Effect of exchange rate changes on cash and cash equivalents	(102)	(1,294)	(1,216)
Net change in cash and cash equivalents	(28,889)	17,664	(5,038)
Cash and cash equivalents, beginning of year	40,191	22,527	27,565
Cash and cash equivalents, end of year	$11,302	$40,191	$22,527
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,780	$14,228	$15,613
Cash paid for income taxes	$19,857	$21,574	$15,264

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(In thousands)
Balance at February 28, 2014	25,577	$25,577	$21,954	$339,400	$(11,018)	$375,913
Stock compensation	16	16	4,064	—	—	4,080
Restricted Stock Units	21	21	(497)	—	—	(476)
Stock issued for SARs	40	40	(371)	—	—	(331)
Employee Stock Purchase Plan	78	78	2,297	—	—	2,375
Excess tax benefits from share-based compensation	—	—	259	—	—	259
Cash dividend paid	—	—	—	(14,897)	—	(14,897)
Net income	—	—	—	64,943	—	64,943
Foreign currency translation	—	—	—	—	(11,760)	(11,760)
Interest rate swap, net of $29 of income tax	—	—	—	—	(54)	(54)
Balance at February 28, 2015	25,732	$25,732	$27,706	$389,446	$(22,832)	$420,052
Stock compensation	15	15	4,523	—	—	4,538
Restricted Stock Units	17	17	(390)	—	—	(373)
Stock issued for SARs	41	41	(132)	—	—	(91)
Employee Stock Purchase Plan	69	69	2,416	—	—	2,485
Excess tax benefits from share-based compensation	—	—	1,025	—	—	1,025
Cash dividend paid	—	—	—	(15,482)	—	(15,482)
Net income	—	—	—	76,790	—	76,790
Foreign currency translation	—	—	—	—	(7,674)	(7,674)
Interest rate swap, net of $29 of income tax	—	—	—	—	(54)	(54)
Balance at February 29, 2016	25,874	$25,874	$35,148	$450,754	$(30,560)	$481,216
Stock compensation	13	13	5,857	—	—	5,870
Restricted Stock Units	25	25	(605)	—	—	(580)
Stock issued for SARs	81	81	(322)	—	—	(241)
Employee Stock Purchase Plan	71	71	2,843	—	—	2,914
Retirement of treasury shares	(100)	(100)	(5,182)	—	—	(5,282)
Cash dividend paid	—	—	—	(16,645)	—	(16,645)
Net income	—	—	—	60,921	—	60,921
Foreign currency translation	—	—	—	—	1,520	1,520
Interest rate swap, net of $29 of income tax	—	—	—	—	(54)	(54)
Balance at February 28, 2017	25,964	$25,964	$37,739	$495,030	$(29,094)	$529,639
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
Long-lived assets, intangible assets and goodwill—Purchased intangible assets included on the balance sheets are comprised of customer lists, backlogs, engineering drawings and non-compete agreements. Such intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from two to nineteen years. The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than their carrying amount. In those situations, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset’s fair value. For goodwill, the Company performs an annual impairment test on December 31st of each year or as indicators are present. The test is calculated using the anticipated future cash flows after tax from our operating segments, which includes the impact of our corporate related expenses. Based on the present value of the future cash flows, we determine whether impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies. As of February 28, 2017, no impairment of long-lived assets, intangible assets or goodwill was determined.
Debt issuance costs—Debt issue costs related to the revolver are included in other assets and are amortized using the effective interest rate method over the term of the debt. Debt issue costs related to debt other than the revolver are netted with total debt due after on year and are amortized using the effective interest rate method over the term of the debt.
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
The Company is subject to taxation in the U.S. and various state, provincial and local and foreign jurisdictions. With few exceptions, as of fiscal 2017, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before fiscal 2014.
Share-based compensation—The Company has granted restricted stock units awards, performance share units and stock appreciation rights for a fixed number of shares to employees and directors. A discussion of share-based compensation can be found in Note 11 to the Consolidated Financial Statements.

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. Our financial instruments are presented at fair value in our consolidated balance sheets, with the exception of our outstanding Senior Notes. For fiscal 2017 and 2016 the fair value of our senior outstanding notes, as described in Note 12 to the Consolidated Financial Statements, was approximately $144.4 million and $154.7 million, respectively. These fair values were determined using the discounted cash flow at the market rate as well as the applicable market interest rates classified as Level 2 inputs. During fiscal 2017 a principal payment was made in the amount of $14.3 million related to the $100.0 million unsecured Senior Notes due March 31, 2018, which accounts for a portion of the decrease in fair value for the compared periods partially offset by increased market interest rates.
Derivative financial instruments—From time to time, the Company uses derivatives to manage interest rate risk. The Company’s policy is to use derivatives for risk management purposes only, which includes maintaining the ratio between the Company’s fixed and floating rate debt obligations that management deems appropriate, and prohibits entering into such contracts for trading purposes. The Company enters into derivatives only with counterparties (primarily financial institutions) which have substantial financial wherewithal to minimize credit risk. As the result of the recent global financial crisis, a number of financial institutions have failed or required government assistance, and counterparties considered substantial may develop credit risk. The amount of gains or losses from the use of derivative financial instruments has not been and is not expected to be material to the Company’s consolidated financial statements. As of February 28, 2017, the Company had no derivative financial instruments.
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
The following is a roll-forward of amounts accrued for warranties (in thousands):

Balance at February 28, 2014	$1,338
Warranty costs incurred	(1,294)
Additions charged to income	2,243
Balance at February 28, 2015	$2,287
Warranty costs incurred	(2,570)
Additions charged to income	3,198
Balance at February 29, 2016	$2,915
Warranty costs incurred	(1,947)
Additions charged to income	1,130
Balance at February 28, 2017	$2,098
Accumulated Other Comprehensive Income (Loss)—Accumulated Other Comprehensive Income (Loss) includes foreign currency translation adjustments from our foreign subsidiaries.
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
Accruals for Contingent Liabilities— The amounts we record for estimated claims, such as self-insurance programs, warranty, environmental and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience and other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results may be different than what we estimate. In connection with our acquisition of NLI on June 1, 2012, the Company had a contingent obligation to make an additional payment of up to $20.0 million based on

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the future financial performance of the NLI business. During fiscal 2015, the Company deemed this additional payment not probable or likely to occur and the accrual recorded at the end of fiscal 2014 of $9.1 million was reversed. The accrual reversal was recorded to selling, general and administrative expense. As of June 2016, the measurement period for this contingency payment has expired and no additional payment was made.

Accounting Standards Recently Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendment in this ASU affects all organizations that issue share-based payment awards to employees and is intended to simplify several aspects of the accounting for these awards, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and allowing an accounting policy election to account for forfeitures as they occur. As permitted by ASU 2016-09, the Company elected to early adopt ASU 2016-09 in the quarter ended August 31, 2016 with an effective date of March 1, 2016. As a result of the adoption, a tax benefit of $1.3 million was recorded in the quarter ended August 31, 2016. The tax benefit was driven primarily by the exercise, during the first six months of fiscal 2017, of share-based awards issued prior to fiscal 2014. The adoption was on a prospective basis and therefore had no impact on prior years.
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
Effective March 1, 2016, we adopted these standards which required the retroactive application and represented a change in accounting principle. The unamortized debt issuance costs of approximately $1.4 million associated with a portion of our outstanding debt, which were previously presented as a component of intangibles and other assets on the consolidated balance sheets, are reflected as a reduction to the carrying liability of our outstanding debt. Debt issuance costs associated with our revolving line of credit remain classified in intangibles and other assets and continue to be charged to interest expense over the term of the agreement. As a result of this change in accounting principal, the consolidated balance sheet as of February 29, 2016 was adjusted as follows:

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

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", issued as a new Topic, Accounting Standards Codification (ASC) Topic 606 ("ASU 2014-09"). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB decided to defer the effective date of the new revenue standard by one year. As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. This standard will be effective for the Company beginning in fiscal 2019. The Company is planning on adopting this standard retrospectively. We believe this standard will impact the current accounting for contracts accounted for under the percentage of completion method of revenue recognition, however the overall impact to the prior year financial results is still under review.

2.    Inventories
Inventories (net) consisted of the following at February 28, 2017 and February 29, 2016:

	2017	2016
	(In thousands)
Raw materials	$80,169	$66,548
Work-in-process	36,033	28,539
Finished goods	7,006	7,048
	$123,208	$102,135

3.    Property, Plant, and Equipment
Property, plant and equipment consisted of the following at February 28, 2017 and February 29, 2016:

	2017	2016
	(In thousands)
Land	$22,360	$21,265
Building and structures	139,627	141,370
Machinery and equipment	228,246	215,796
Furniture, fixtures, software and computers	25,593	22,237
Automotive equipment	2,998	3,206
Construction in progress	23,669	12,827
	442,493	416,701
Less accumulated depreciation	(213,883)	(190,368)
Net property, plant, and equipment	$228,610	$226,333
Depreciation expense was $33.4 million, $31.2 million, and $28.1 million for fiscal 2017, 2016, and 2015, respectively.

4.    Costs and estimated earnings on uncompleted contracts
Costs and estimated earnings on uncompleted contracts consisted of the following at February 28, 2017 and February 29, 2016:

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017	2016
	(In thousands)
Costs incurred on uncompleted contracts	$98,123	$164,809
Estimated earnings	53,598	79,171
	151,721	243,980
Less billings to date	143,123	220,930
	$8,598	$23,050
The amounts noted above are included in the accompanying consolidated balance sheets under the following captions:

	2017	2016
	(In thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$20,546	$32,287
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,948)	(9,237)
	$8,598	$23,050

5.    Other accrued liabilities
Other accrued liabilities consisted of the following at February 28, 2017 and February 29, 2016:

	2017	2016
	(In thousands)
Accrued interest	$2,036	$2,356
Tenant improvements	278	507
Accrued warranty	2,098	2,915
Commissions	2,483	2,685
Personnel expenses	8,251	8,456
Group medical insurance	1,969	1,699
Other	1,275	1,788
	$18,390	$20,406

6.	Realignment Costs
As part of AZZ's ongoing efforts to optimize cost and effectiveness, during fiscal 2017, the Company undertook a review of its operations in order to optimize financial performance of its operating assets. As a result, the Company recognized $8.0 million of realignment charges in the second quarter of fiscal 2017. A total of $6.7 million was included in Cost of Sales for the disposition and write off of certain fixed assets within the Galvanizing Segment, including the cost of closing two plants, the write off of certain assets related to the conversion of a third plant from a standard galvanizing plant to a galvanized rebar plant, and the cost of writing off certain other functionally obsolete assets across other galvanizing plants during the second quarter. We also reserved $1.3 million in Selling, General and Administrative Expense for realignment costs related to one-time employee severance associated with changes needed to improve management efficiency in the Energy and Galvanizing Segments.
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
The following table shows changes in the realignment accrual for the year ended February 28, 2017 and February 29, 2016:

	2017	2016
	(in thousands)
Realignment cost accrued	$61	$456
Additions to reserve	1,260	437
Realignment costs utilized	(1,014)	(832)
	$307	$61

7.    Employee benefit plans
The Company has historically had a profit sharing plan and 401(k) match plan covering substantially all of its employees. Under the provisions of the plan, the Company contributes amounts as authorized by the Board of Directors. Total contributions to the profit sharing plan and the Company’s 401(k) match plan, were $4.5 million, $4.9 million, and $10.0 million for fiscal 2017, 2016, and 2015, respectively. As of March 1, 2015, the Company discontinued its profit sharing plan for its employees and implemented a new employee bonus program as a short-term incentive for performance. The accrual for the new employee bonus plan is presented in Accrued Salaries and Wages on the balance sheet for reporting periods subsequent to March 1, 2015.

8.    Income taxes

 The provision for income taxes consists of:

	2017	2016	2015
	(in thousands)
Income before income taxes:
Domestic	$74,424	$95,554	$76,434
Foreign	10,325	8,814	13,696
Income before income taxes	$84,749	$104,368	$90,130
Current provision (benefit):
Federal	$23,282	$28,099	$3,770
Foreign	2,751	2,706	3,025
State and Local	(696)	(337)	2,575
Total current provision for income taxes	$25,337	$30,468	$9,370
Deferred provision (benefit):
Federal	$(2,691)	$(5,813)	$15,455
Foreign	189	(123)	(858)
State and Local	993	3,046	1,220
Total deferred provision (benefit) for income taxes	$(1,509)	$(2,890)	$15,817
Total provision for income taxes	$23,828	$27,578	$25,187
A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows:

	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
Permanent differences	0.7	0.4	0.6
State income taxes, net of federal income tax benefit	0.4	(1.5)	2.7
Benefit of Section 199 of the Code, manufacturing deduction	(2.3)	(2.7)	(2.4)
Valuation allowance	—	(1.2)	(3.4)
Stock compensation	(1.8)	—	—
Tax credits	(3.1)	(3.2)	(3.4)
Foreign tax rate differential	(0.8)	(0.4)	(0.7)
Other	—	—	(0.5)
Effective income tax rate	28.1%	26.4%	27.9%

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability are as follows:

	2017	2016
	(In thousands)
Deferred income tax assets:
Employee related items	$6,839	$5,652
Inventories	1,286	1,106
Accrued warranty	715	1,008
Accounts receivable	261	173
Net operating loss carry forward	4,011	2,903
	13,112	10,842
Less: valuation allowance	(648)	(648)
Total deferred income tax assets	12,464	10,194
Deferred income tax liabilities:
Depreciation methods and property basis differences	(27,913)	(31,008)
Other assets and tax-deductible goodwill	(35,852)	(28,946)
Total deferred income tax liabilities	(63,765)	(59,954)
Net deferred income tax liabilities	$(51,301)	$(49,760)
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of fiscal year end 2017, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $24.8 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
The following table summarizes the Net Operating Loss (NOL) Carryforward:

	2017	2016
	(In thousands)
Federal	$—	$—
State	$4,011	$2,903
Foreign	$—	$—
As of February 28, 2017, the Company had pretax state NOL carryforwards of $55.5 million which, if unused, will begin to expire in 2025.
As of fiscal year end 2017 and 2016, a portion of our deferred tax assets were the result of state NOL carryforwards. We believe that it is more likely than not that the benefit from certain state NOL carry forwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $0.6 million and $0.6 million as of fiscal year end 2017 and 2016, respectively.
We will review this risk within the next fiscal year and may conclude that a significant portion of the valuation allowance will no longer be needed. The tax benefits related to any reversal of the valuation allowance will be recognized as a reduction of income tax expense.

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Goodwill and intangible assets
Goodwill is not amortized but is subject to annual impairment tests. Other intangible assets are amortized over their estimated useful lives.

Changes in goodwill by segment during the years ended February 28, 2017 and February 29, 2016 are as follows:

Segment	March 1, 2016	Acquisitions	Foreign Exchange Translation	February 28, 2017
	(In thousands)
Galvanizing	$109,314	$—	$666	$109,980
Energy	183,213	13,386	—	196,599
Total	$292,527	$13,386	$666	$306,579

Segment	March 1, 2015	Acquisitions	Foreign Exchange Translation	February 29, 2016
	(In thousands)
Galvanizing	$95,538	$15,576	$(1,800)	$109,314
Energy	183,536	—	(323)	183,213
Total	$279,074	$15,576	$(2,123)	$292,527
The Company completes its annual impairment analysis of goodwill on December 31st of each year. As a result, the Company determined that there was no impairment of goodwill.
Amortizable intangible assets consisted of the following at February 28, 2017 and February 29, 2016:

	2017	2016
	(In thousands)
Amortizable intangible assets
Customer related intangibles	$177,514	$169,637
Non-compete agreements	5,651	5,596
Trademarks	4,569	4,569
Technology	7,400	7,400
Engineering drawings	24,600	24,600
Backlog	7,600	7,600
	227,334	219,402
Less accumulated amortization	(88,314)	(71,201)
	$139,020	$148,201

The Company recorded amortization expense of $16.9 million, $16.2 million and $18.0 million for fiscal 2017, 2016 and 2015, respectively. The following table projects the estimated amortization expense for the five succeeding fiscal years and thereafter.

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)
2018	$16,206
2019	15,354
2020	14,831
2021	14,665
2022	12,580
Thereafter	65,384
Total	$139,020

10.    Earnings per share
Basic earnings per share is based on the weighted average number of shares outstanding during each year. Diluted earnings per share were similarly computed but have been adjusted for the dilutive effect of the weighted average number of restricted stock units, performance share units and stock appreciation rights outstanding.
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	2017	2016	2015
	(In thousands, except per share data)
Numerator:
Net income for basic and diluted earnings per common share	$60,921	$76,790	$64,943
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,965	25,800	25,676
Effect of dilutive securities:
Employee and director stock awards	132	137	102
Denominator for diluted earnings per common share	26,097	25,937	25,778
Earnings per share basic and diluted:
Basic earnings per common share	$2.35	$2.98	$2.53
Diluted earnings per common share	$2.33	$2.96	$2.52
For fiscal 2017 and 2016, the Company had no stock appreciation rights that were excluded from the computation of diluted earnings per share. Stock appreciation rights of approximately 80,683 were excluded from the computation of diluted earnings per share for fiscal 2015 as the effect would be anti-dilutive.

11.    Share-based compensation
The Company has one share-based compensation plan, the 2014 Long Term Incentive Plan (the “Plan”). The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, performance share units, and stock appreciation rights to purchase common stock of the Company. The maximum number of shares that may be issued under the Plan is 1,500,000 shares. As of February 28, 2017, the Company had approximately 1,270,511 shares reserved for future issuance under the Plan.

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

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity in our non-vested restricted stock unit awards for the year ended February 28, 2017 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 29, 2016	98,693	$45.03
Granted	73,921	56.66
Vested	(35,330)	45.82
Forfeited	(2,737)	50.71
Non-Vested Balance as of February 28, 2017	134,547	$51.10
The total fair value of restricted stock units vested during fiscal years 2017, 2016, and 2015 was $1.6 million, $0.9 million and $0.8 million, respectively. For fiscal years 2017, 2016 and 2015, there were 134,547, 98,693 and 77,446, respectively, of non-vested restricted stock units outstanding with weighted average grant date fair values of $51.10, $45.03 and $41.31, respectively.
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
The activity in our non-vested performance stock unit awards for the year ended February 28, 2017 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 29, 2016	27,415	$46.65
Granted	24,011	57.47
Vested	—	—
Forfeited	—	—
Non-Vested Balance as of February 28, 2017	51,426	$51.70
Stock Appreciation Rights
Stock appreciation rights awards are granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of 7 years and vest ratably over a period of 3 years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option pricing model.

A summary of the Company’s stock appreciation rights awards activity for the years ended February 28, 2017, February 29, 2016 and February 28, 2015 is as follows:

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017		2016		2015
	SAR’s	Weighted Average Exercise Price	SAR’s	Weighted Average Exercise Price	SAR’s	Weighted Average Exercise Price
Outstanding at beginning of year	312,748	$34.23	376,982	$31.27	396,174	$26.64
Granted	—	—	—	—	126,532	43.92
Exercised	(141,983)	24.85	(59,441)	14.67	(98,942)	22.79
Forfeited	(626)	43.92	(4,793)	44.56	(46,782)	44.14
Outstanding at end of year	170,139	$42.02	312,748	$34.23	376,982	$31.27
Exercisable at end of year	126,975	$41.27	217,961	$29.83	204,107	$21.55
Weighted average fair value for the fiscal year indicated of SARs granted during such year		$—		$—		$16.94
The average remaining contractual term for those stock appreciation rights outstanding as of February 28, 2017 was 3.52 years, with an aggregate intrinsic value of $2.8 million. The average remaining contractual terms for those stock appreciation rights that are exercisable as of February 28, 2017 was 3.38 years, with an aggregate intrinsic value of $2.2 million.
The following table summarizes additional information about stock appreciation rights outstanding at February 28, 2017.

Range of Exercise Prices	Total SAR’s	Average Remaining Life	Weighted Average Exercise Price	SAR’s Currently Exercisable	Weighted Average Exercise Price
$20.91	9,954	1.00	$20.91	9,954	$20.91
$25.67	9,538	2.00	$25.67	9,538	$25.67
$39.65	950	3.52	$39.65	950	$39.65
$43.92	89,180	4.01	$43.92	56,016	$43.92
$45.26	40,000	3.68	$45.26	30,000	$45.26
$45.36	19,758	3.00	$45.36	19,758	$45.36
$46.43	759	3.72	$46.43	759	$46.43
$20.91 - $46.43	170,139	3.52	$42.02	126,975	$41.27
The Company is no longer issuing SAR's as a form of share-based compensation, therefore the Black-Scholes option pricing model was not used subsequent to fiscal 2015. Assumptions used in the Black-Scholes option pricing model for fiscal year 2015 are as follows for all stock appreciation rights:

2015
Expected term in years	4.5
Expected dividend yield	1.20% – 1.32%
Expected price volatility	35.39% – 40.00%
Risk-free interest rate	2.32 – 2.73

Directors Grants
The Company granted each of its independent directors a total of 1,641, 1,915 and 2,000 shares of its common stock during fiscal years 2017, 2016 and 2015, respectively. These common stock grants were valued at $60.94, $52.21 and $44.90 per share for fiscal years 2017, 2016 and 2015, respectively, which was the market price of our common stock on the respective grant dates.

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows for the fiscal years ended February 28, 2017, February 29, 2016 and February 28, 2015:

Year ended	2017	2016	2015
	(In thousands)
Compensation expense	$5,870	$4,538	$4,080
Income tax benefits	$2,055	$1,588	$1,428
Unrecognized compensation cost related to all the above at February 28, 2017 totaled $6.8 million. These costs are expected to be recognized over a weighted period of 1.91 years.
The actual tax benefit realized for tax deductions from share-based compensation during each of these fiscal years totaled $1.5 million, $1.0 million and $0.3 million, respectively.
The Company’s policy is to issue shares required under these plans from the Company’s treasury shares or from the Company’s authorized but unissued shares. The Company has no formal or informal plan to repurchase shares on the open market to satisfy these requirements.

12.    Debt
Following is a summary of debt at February 28, 2017 and February 29, 2016:

Debt consisted of the following:	2017	2016
	(In thousands)
Senior Notes, due in balloon payment in January 2021	$125,000	$125,000
Senior Notes, due in annual installments of $14,286 beginning in March 2012 through March 2018	28,571	42,857
Term Note, due in quarterly installments beginning in June 2013 through March 2018	49,219	58,125
Revolving line of credit with bank	69,500	101,000
Total debt	272,290	326,982
Unamortized debt issuance costs for Senior Notes and Term Note	(861)	(1,361)
Total debt, net	271,429	325,621
Less amount due within one year	(16,629)	(23,192)
Debt due after one year, net	$254,800	$302,429
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

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of February 28, 2017, we had $69.5 million of outstanding debt against the revolving credit facility provided and letters of credit outstanding in the amount of $23.1 million, which left approximately $132.4 million of additional credit available under the Credit Agreement.
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
As of February 28, 2017, the Company was in compliance with all of its debt covenants.
Maturities of debt are as follows:

Fiscal Year	(In thousands)
2018	$16,629
2019	130,661
2020	—
2021	125,000
2022	—
Thereafter	—
Total	$272,290

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Operating segments

Information regarding operations and assets by segment was as follows:

	2017	2016	2015
Net sales:	(In thousands)
Energy	$483,394	$500,830	$458,339
Galvanizing	375,536	402,362	358,348
	$858,930	$903,192	$816,687

Operating income:
Energy	$52,029	$58,471	$38,703
Galvanizing	79,033	94,766	88,562
Corporate	(32,702)	(30,949)	(20,440)
Total Operating Income	98,360	122,288	106,825
Interest expense	14,732	15,155	16,561
Net (gain) loss on sale of property, plant and equipment and insurance proceeds	76	(327)	(2,525)
Other (income) expense, net	(1,197)	3,092	2,659
Income before income taxes	$84,749	$104,368	$90,130

Depreciation and amortization:
Energy	$19,624	$19,131	$20,725
Galvanizing	28,650	26,863	23,964
Corporate	2,083	1,423	1,400
	$50,357	$47,417	$46,089

Expenditures for acquisitions, net of cash, and property, plant and equipment:
Energy	$31,474	$12,863	$10,647
Galvanizing	32,099	86,724	26,928
Corporate	540	858	3,320
	$64,113	$100,445	$40,895

Total assets:
Energy	$536,042	$500,078	$523,247
Galvanizing	428,330	436,471	378,823
Corporate	13,467	45,461	34,844
	$977,839	$982,010	$936,914

Geographic net sales:
United States	$701,368	$724,559	$631,544
Other countries	157,718	179,832	189,855
Eliminations	(156)	(1,199)	(4,712)
	$858,930	$903,192	$816,687

Property, plant and equipment, net:
United States	$205,079	$204,587	$173,712
Canada	18,002	17,868	20,289
Other Countries	5,529	3,878	2,582
	$228,610	$226,333	$196,583

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Commitments and contingencies
Leases
The Company is obligated under various operating leases for property, plant and equipment. As February 28, 2017, future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year are summarized in the below table:

Fiscal Year:	(In thousands)
2018	$6,627
2019	5,629
2020	3,347
2021	2,655
2022	2,542
Thereafter	8,042
Total	$28,842
Rent expense was $17.0 million, $13.9 million and $14.1 million for fiscal years 2017, 2016 and 2015, respectively. Rent expense includes various equipment rentals that do not meet the terms of a non-cancelable lease or that have initial terms of less than one year.
Commodity pricing
We have no contracted commitments for any commodities including steel, aluminum, natural gas, cooper, zinc, nickel based alloys, except for those entered into under the normal course of business.
Other
At February 28, 2017, the Company had outstanding letters of credit in the amount of $23.1 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods. In addition, as of February 28, 2017, a warranty reserve in the amount of $2.1 million was established to offset any future warranty claims.

 15.    Selected quarterly financial data (Unaudited)

	Quarter ended
	May 31, 2016	August 31, 2016	November 30, 2016	February 28, 2017
	(in thousands, except per share data)
Net sales	$242,667	$195,045	$227,459	$193,759
Gross profit	63,327	41,886	53,866	45,705
Net income	21,063	10,023	18,251	11,584
Basic earnings per share	0.81	0.39	0.70	0.45
Diluted earnings per share	0.81	0.38	0.70	0.44

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter ended
	May 31, 2015	August 31, 2015	November 30, 2015	February 29, 2016
	(in thousands, except per share data)
Net sales	$228,888	$214,246	$242,447	$217,611
Gross profit	59,304	53,505	62,448	54,854
Net income	19,924	17,243	23,547	16,076
Basic earnings per share	0.77	0.67	0.91	0.62
Diluted earnings per share	0.77	0.67	0.91	0.62

16.    Acquisitions

On March 1, 2016, we completed an acquisition of the equity securities of Power Electronics, Inc. ("PEI"), a Millington, Maryland-based manufacturer and integrator of electrical enclosure systems. The acquisition of PEI will enhance our capacity to serve existing and new customers in a diverse set of industries along the Eastern seaboard of the United States. The goodwill arising from this acquisition was allocated to the Energy Segment and is deductible for income tax purposes.
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

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited pro forma results of operations assuming the Zalk Steel acquisition had taken place at the beginning of each period are not provided because the historical operating results of Zalk Steel were not significant and pro forma results would not be significantly different from reported results for the periods presented.

17.    Subsequent Events
On March 21, 2017, we executed the Amended and Restated Credit Agreement (the “2017 Credit Agreement”) with Bank of America and other lenders. The 2017 Credit Agreement amended the Credit Agreement entered into on March 27, 2013 by the following: (i) extending the maturity date until March 21, 2022, (ii) providing for a senior revolving credit facility in a principal amount of up to $450 million, with an additional $150 million accordion, (iii) including a $75 million sublimit for the issuance of standby and commercial letters of credit, (iv) including a $30 million sublimit for swing line loans, (v) restricting indebtedness incurred in respect of capital leases, synthetic lease obligations and purchase money obligations not to exceed $20 million, (vi) restricting investments in any foreign subsidiaries not to exceed $50 million in the aggregate, and (vii) including various financial covenants and certain restricted payments relating to dividends and share repurchases as specifically set forth in the 2017 Credit Agreement. The 2017 Credit Agreement will be used to finance working capital needs, capital improvements, dividends, future acquisitions and letter of credit needs.
Two of the Company’s indirectly held subsidiaries, The Calvert Company, Inc. and Nuclear Logistics LLC, have existing contracts with subsidiaries of Westinghouse Electric Company (“WEC”). WEC and the relevant subsidiaries filed relief under Chapter 11 of the Bankruptcy Code on March 29, 2017 in the United States Bankruptcy Court for the Southern District of New York, jointly administered as In re Westinghouse Electric Company, et al., Case No. 17-10751 (the "Bankruptcy Case"). The Bankruptcy Court overseeing the Bankruptcy Case has approved, on an interim basis, an $800M Debtor-in-Possession Financing Facility (“DIP Financing”) to help WEC finance its business operations during the reorganization process. A final hearing on the DIP Financing is scheduled for April 26, 2017. The Company estimates it had approximately $7.2 million in pre-petition exposure with WEC to the Company’s two subsidiaries as of March 29, 2017. The Company’s subsidiaries will continue, for the time being and while it monitors and evaluates the Bankruptcy Case, to honor its executory contracts and has applied for critical vendor status with WEC. At this time, the Company cannot accurately estimate what recovery may be had on any pre-petition amounts or the potential future negative effects if the existing nuclear plant construction projects currently in backlog are cancelled. The Company expects to collect all post-petition amounts due and owing. It will likely be several months before WEC determines who to pay as its critical vendors, if anyone, or otherwise makes a determination as to which contracts to assume and which to reject as part of its reorganization process. The Company does not believe that rejection of the outstanding contracts with WEC, taken in part or combined, would have a material adverse impact on the Company’s cash flow or operations.

Schedule II
AZZ Inc.
Valuation and Qualifying Accounts and Reserves
(In thousands)

	Year Ended,
	February 28, 2017	February 29, 2016	February 28, 2015
Allowance for Doubtful Accounts
Balance at beginning of year	$264	$1,472	$1,744
Additions (reductions) charged or credited to income	48	(1,072)	458
(Write offs) recoveries, net	20	(176)	(700)
Other	11	48	—
Effect of exchange rate	4	(8)	(30)
Balance at end of year	$347	$264	$1,472

Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.        Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of February 28, 2017, the Company's management, with the participation of its principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act"), the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of February 28, 2017, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and were effective to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended February 28, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management’s Report on Internal Controls Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management, with the participation of its principal executive officer and principal financial officer assessed the effectiveness, as of February 28, 2017, of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that the Company maintained effective internal control over financial reporting as of February 28, 2017. Management's assessment and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of the internal controls of Power Electronics, Inc., whose acquisition was completed on March 1, 2016. PEI constituted approximately 1.8% of the Company’s total assets as of February 28, 2017 and 4.0% and 8.3% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of PEI because of the timing of the acquisition.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.
The effectiveness of the Company's internal control over financial reporting as of February 28, 2017, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their attestation report included herein.

Item 9B.        Other Information.
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.
The information required by this item with regard to executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
Information regarding directors of AZZ required by this Item is incorporated by reference to the section entitled “Election of Directors” set forth in the Proxy Statement for our 2017 Annual Meeting of Shareholders.
The information regarding compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement for our 2017 Annual Meeting of Shareholders.
Information regarding our audit committee financial experts and code of ethics and business conduct required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Proxy Statement for our 2017 Annual Meeting of Shareholders.
No director or nominee for director has any family relationship with any other director or nominee or with any executive officer of our company.

Item 11.        Executive Compensation.
The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Fees Paid to Directors” set forth in our Proxy Statement for our 2017 Annual Meeting of Shareholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management” set forth in the Proxy Statement for our 2017 Annual Meeting of Shareholders.
Equity Compensation Plan
The following table provides a summary of information as of February 28, 2017, relating to our equity compensation plans in which our Common Stock is authorized for issuance.
Equity Compensation Plan Information:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders(1)	126,975(2)	$41.27	1,270,511(3)
Total	126,975	$41.27	1,270,511

(1)
Consists of the Amended and Restated 2005 Long-Term Incentive Plan and the 2014 Long-Term Incentive Plan. See Note 11, “Stock Compensation” to our “Notes to Consolidated Financial Statements” for further information.

(2)	The average term of outstanding stock appreciation rights is 3.51 years.

(3)	Consists of 1,270,511 shares remaining available for future issuance under the Amended and Restated 2005 Long-Term Incentive Plan.

Description of Other Plans for the Grant of Equity Compensation

Long Term Incentive Plans
The description of the 2005 Long Term Incentive Plan and 2014 Long Term Incentive Plan provided in Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K are incorporated by reference under this Item.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” set forth in the Proxy Statement for our 2017 Annual Meeting of Shareholders.

Item 14.        Principal Accountant Fees and Services
Information required by this Item is incorporated by reference to the sections entitled “Other Business – Independent Auditor Fees” and “Other Business – Pre-approval of Non-audit Fees” set forth in our Proxy Statement for our 2017 Annual Meeting of Shareholders.

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

Item 16.        10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc.
(Registrant)

April 20, 2017	By: /s/ Thomas E. Ferguson
Thomas E. Ferguson, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

April 20, 2017	/s/ Kevern R. Joyce
Kevern R. Joyce Chairman of the Board of Directors

April 20, 2017	/s/ Thomas E. Ferguson
Thomas E. Ferguson President, Chief Executive Officer and Director (Principal Executive Officer)

April 20, 2017	/s/ Paul W. Fehlman
Paul W. Fehlman, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

April 20, 2017	/s/ Robert J. Steines
Robert J. Steines Vice President and Chief Accounting Officer

April 20, 2017	/s/ Daniel R. Feehan
Daniel R. Feehan Director

April 20, 2017	/s/ Dr. H. Kirk Downey
Dr. H. Kirk Downey Director

April 20, 2017	/s/ Daniel E. Berce
Daniel E. Berce Director

April 20, 2017	/s/ Paul Eisman
Paul Eisman Director

April 20, 2017	/s/ Venita McCellon-Allen
Venita McCellon-Allen Director

April 20, 2017	/s/ Ed McGough
Ed McGough Director

April 20, 2017	/s/ Steven R. Purvis
Steven R. Purvis Director

April 20, 2017	/s/ Stephen E. Pirnat
Stephen E. Pirnat Director

 Index to Exhibits as Required By Item 601 of Regulation S-K.

3.1	Amended and Restated Certificate of Formation of AZZ Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)
3.2	Amended and Restated Bylaws of AZZ Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2000)
10.1
Amended and Restated Credit Agreement, dated March 21, 2017 by and among AZZ Inc. as borrower, Bank of America N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lender's party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 24, 2017)

10.2
Note Purchase Agreement dated March 31, 2008, by and among AZZ incorporated and the purchasers listed therein (incorporated by reference to Exhibit 10(1) to the Registrant’s Current Report on Form 8-K filed April 2, 2008)

10.3
Note Purchase Agreement, dated as of January 20, 2011, by and among AZZ incorporated and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 21, 2011)

10.4*	AZZ incorporated Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed June 4, 2008)
10.5*
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

10.7*	AZZ Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed May 29, 2014)
10.8*	First Amendment to AZZ Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on January 21, 2016)
10.9*	Amended Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 21, 2016)
10.10*	Amended Form of Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 21, 2016)
10.11*	Amended Form of Performance Award Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 21, 2016)
10.12*	AZZ Inc. Senior Management Bonus Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed May 28, 2015)
10.13*	First Amendment to Senior Management Bonus Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on January 21, 2016)
10.14*	AZZ incorporated Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF14A filed June 4, 2008)
10.15*
Amended and Restated Employment Agreement between AZZ Inc. and Thomas Ferguson, dated September 29, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 29, 2016)

10.16*
Change in Control Agreement by and between AZZ incorporated and Thomas Ferguson, dated as of November 4, 2013 (incorporated by reference to Exhibit 10(2) to the Registrant’s Current Report on Form 8-K filed November 7, 2013)

10.17*
Employment Agreement by and between AZZ incorporated and Paul Fehlman, dated as of February 24, 2014 (incorporated by reference to Exhibit 10(1) to the Registrant’s Current Report on Form 8-K filed February 27, 2014)

10.18*
Change in Control Agreement by and between AZZ incorporated and Paul Fehlman, dated as of February 24, 2014 (incorporated by reference to Exhibit 10(2) to the Registrant’s Current Report on Form 8-K filed February 27, 2014)

10.19*
Form of Change in Control Agreement by and between AZZ incorporated and certain officers thereof (incorporated by reference to Exhibit 10(18) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002)

10.20*	AZZ Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 21, 2016)
12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
14.1	Code of Conduct. AZZ Inc. Code of Conduct may be accessed via the Company’s Website at www.azz.com.
21.1	Subsidiaries of the Registrant (Filed herewith)
23.1	Consent of BDO USA, LLP (Filed herewith)
31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Exley Act of 2002 (Filed herewith)
31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Exley Act of 2002 (Filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Management contract, compensatory plan or arrangement