Form 10-Q
period 2017-05-31
AZZ INC
filed 2017-07-06
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at May 31, 2017:
Common Stock, $1.00 par value per share	25,994,263

AZZ Inc.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2017	February 28, 2017
	(In thousands, except per share data)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,337	$11,302
Accounts receivable (net of allowance for doubtful accounts of $412 as of May 31, 2017 and $347 as of February 28, 2017)	152,545	138,470
Inventories:
Raw material	84,967	80,169
Work-in-process	39,117	36,033
Finished goods	7,103	7,006
Costs and estimated earnings in excess of billings on uncompleted contracts	27,295	20,546
Deferred income taxes	—	249
Prepaid expenses and other	8,380	2,762
Total current assets	325,744	296,537
Deferred income taxes	208	—
Property, plant and equipment, net	230,127	228,610
Goodwill	306,031	306,579
Intangibles and other assets, net	142,888	146,113
	$1,004,998	$977,839
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$47,484	$49,816
Income tax payable	524	778
Accrued salaries and wages	14,811	23,429
Other accrued liabilities	22,067	18,390
Customer advance payments	23,629	20,860
Billings in excess of costs and estimated earnings on uncompleted contracts	7,898	11,948
Debt due within one year	14,286	16,629
Total current liabilities	130,699	141,850
Debt due after one year, net	285,478	254,800
Deferred income taxes	52,431	51,550
Total liabilities	468,608	448,200
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par, shares authorized 100,000; 25,994 shares issued and outstanding at May 31, 2017 and 25,964 shares issued and outstanding at February 28, 2017	25,994	25,964
Capital in excess of par value	36,654	37,739
Retained earnings	503,847	495,030
Accumulated other comprehensive loss	(30,105)	(29,094)
Total shareholders’ equity	536,390	529,639
	$1,004,998	$977,839
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended May 31,
	2017	2016
	(In thousands, except per share data)
	(Unaudited)
Net sales	$208,551	$242,667
Cost of sales	159,285	179,340
Gross margin	49,266	63,327

Selling, general and administrative	27,359	28,819
Operating income	21,907	34,508

Interest expense	3,360	3,925
Net gain on sale of property, plant and equipment and insurance proceeds	(100)	(110)
Other income - net	(85)	(122)
Income before income taxes	18,732	30,815
Income tax expense	5,492	9,752
Net income	$13,240	$21,063
Earnings per common share
Basic earnings per share	$0.51	$0.81
Diluted earnings per share	$0.51	$0.81
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended May 31,
	2017	2016
	(In thousands)
	(Unaudited)
Net income	$13,240	$21,063
Other comprehensive loss:
Foreign currency translation adjustments
Unrealized translation gains (losses)	(997)	2,479
Interest rate swap, net of income tax of $7 and $7, respectively.	(14)	(14)
Other comprehensive income (loss)	(1,011)	2,465
Comprehensive income	$12,229	$23,528
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended May 31,
	2017	2016
	(In thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$13,240	$21,063
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for doubtful accounts	63	(87)
Amortization and depreciation	12,423	12,634
Deferred income taxes	967	2,155
Net gain on sale of property, plant & equipment and insurance proceeds	(100)	(110)
Amortization of deferred borrowing costs	154	323
Share-based compensation expense	1,194	1,112
Effects of changes in assets & liabilities:
Accounts receivable	(14,114)	(20,976)
Inventories	(7,936)	(5,547)
Prepaid expenses and other	(5,619)	(4,833)
Other assets	(1,019)	74
Net change in billings related to costs and estimated earnings on uncompleted contracts	(10,725)	5,447
Accounts payable	(2,405)	7,747
Other accrued liabilities and income taxes payable	(1,927)	(9,134)
Net cash (used in) provided by operating activities	(15,804)	9,868
Cash Flows From Investing Activities:
Proceeds from sale or insurance settlement of property, plant, and equipment	171	127
Purchase of property, plant and equipment	(10,141)	(10,503)
Acquisition of subsidiaries, net of cash acquired	—	(22,679)
Net cash used in investing activities	(9,970)	(33,055)
Cash Flows From Financing Activities:
Proceeds from revolving loan	128,000	61,000
Payments on revolving loan	(36,500)	(46,000)
Payments on long term debt	(63,504)	(16,160)
Purchases of treasury shares	(2,683)	—
Payments of dividends	(4,423)	(3,888)
Net cash (used in) provided by financing activities	20,890	(5,048)
Effect of exchange rate changes on cash	(81)	119
Net decrease in cash & cash equivalents	(4,965)	(28,116)
Cash & cash equivalents at beginning of period	11,302	40,191
Cash & cash equivalents at end of period	$6,337	$12,075
Supplemental disclosures
Cash paid for interest	$2,286	$2,573
Cash paid for income taxes	$7,097	$6,966
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance at February 28, 2017	25,964	$25,964	$37,739	$495,030	$(29,094)	$529,639
Stock compensation	—	—	1,194	—	—	1,194
Restricted stock units	42	42	(1,240)	—	—	(1,198)
Stock issued for SARs	—	—	—	—	—	—
Employee stock purchase plan	35	35	1,597	—	—	1,632
Retirement of treasury shares	(47)	(47)	(2,636)	—	—	(2,683)
Cash dividends paid	—	—	—	(4,423)	—	(4,423)
Net income	—	—	—	13,240	—	13,240
Foreign currency translation	—	—	—	—	(997)	(997)
Interest rate swap, net of $7 income tax	—	—	—	—	(14)	(14)
Balance at May 31, 2017	25,994	$25,994	$36,654	$503,847	$(30,105)	$536,390
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation
AZZ Inc. (“AZZ”, the “Company”, "our" or “we”) was established in 1956 and incorporated under the laws of the State of Texas. We are a global provider of galvanizing services, welding solutions, specialty electrical equipment and highly engineered services to the power generation, transmission, distribution, refining and industrial markets. We have two distinct operating segments: the Energy Segment and Metal Coatings Segment. AZZ Metal Coatings is a leading provider of metal finishing solutions for corrosion protection, including hot dip galvanizing to the North American steel fabrication industry. AZZ Energy is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in the energy markets worldwide.
As of March 1, 2017, our Galvanizing Segment was rebranded to the Metal Coatings Segment to more closely align the description of the segment with its current offerings and served markets. There have been no changes to the underlying information reported under this operating segment for prior periods, however, the new description will be included in the operating results for future filings and include the new powder coating offerings for the current and future periods.

Presentation
The accompanying condensed consolidated balance sheet as of February 28, 2017, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2017, included in the Company’s Annual Report on Form 10-K covering such period.
Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ended February 28, 2018 is referred to as fiscal 2018.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of May 31, 2017, the results of its operations and cash flows for the three months ended May 31, 2017 and 2016. These interim results are not necessarily indicative of results for a full year.

Accounting Standards Recently Adopted
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 simplifies the presentation of deferred taxes in a classified statement of financial position and was adopted by the Company on March 1, 2017. As a result of the adoption, the Company is required to offset deferred tax liabilities and assets, as well as any related valuation allowance, and present as a single noncurrent amount. However, the Company shall not offset deferred tax liabilities and assets attributable to different tax-paying components of the entity or to different tax jurisdictions. The adoption was on a prospective basis and therefore had no impact on prior year.

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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", issued as a new Topic, Accounting Standards Codification (ASC) Topic 606 ("ASU 2014-09"). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. This ASU is effective for public entities for reporting periods beginning after December 15, 2017. This standard will be effective for the Company beginning in fiscal 2019. The Company is planning on adopting this standard retrospectively. We believe this standard will impact the current accounting for contracts accounted for under the percentage of completion method of revenue recognition, however the overall impact to the prior year financial results is still under review.

2.	Earnings Per Share

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended May 31,
	2017	2016
	(Unaudited) (In thousands except per share data)
Numerator:
Net income for basic and diluted earnings per common share	$13,240	$21,063
Denominator:
Denominator for basic earnings per common share–weighted average shares	26,012	25,913
Effect of dilutive securities:
Employee and director stock awards	81	130
Denominator for diluted earnings per common share	26,093	26,043
Earnings per share basic and diluted:
Basic earnings per common share	$0.51	$0.81
Diluted earnings per common share	$0.51	$0.81

3.	Share-based Compensation
The Company has one share-based compensation plan, the 2014 Long Term Incentive Plan (the “Plan”). The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, performance share units, stock options, and stock appreciation rights to purchase common stock of the Company. The maximum number of shares that may be issued under the Plan is 1,500,000 shares. As of May 31, 2017 the Company has approximately 1,228,174 shares available for future issuance under the Plan.

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
The activity of our non-vested restricted stock unit awards for the three months ended May 31, 2017 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 28, 2017	134,547	$51.10
Granted	43,377	59.99
Vested	(61,361)	47.09
Forfeited	(1,248)	52.68
Non-Vested Balance as of May 31, 2017	115,315	$56.56

Performance Share Unit Awards
Performance share unit awards are valued at the market price of our common stock on the grant date. These awards have a three year performance cycle and will vest and become payable, if at all, on the third anniversary of the award date. The awards are subject to the Company’s degree of achievement of a target annual average adjusted return on assets during these three year periods. In addition, a multiplier may be applied to the total awards granted which is based on the Company’s total shareholder return during such three year period in comparison to a defined specific industry peer group as set forth in the plan. The activity of our non-vested performance share unit awards for the three months ended May 31, 2017 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 28, 2017	51,426	$51.70
Granted	23,745	60.20
Vested	—	—
Forfeited	—	—
Non-Vested Balance as of May 31, 2017	75,171	$54.39
Stock Appreciation Rights
Stock appreciation rights are granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of 7 years and vest ratably over a period of three years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option pricing model.
A summary of the Company’s stock appreciation rights activity for the three months ended May 31, 2017 is as follows:

	SAR’s	Weighted Average Exercise Price
Outstanding as of February 28, 2017	170,139	$42.02
Granted	—	—
Exercised	(1,490)	44.46
Forfeited	(2,145)	45.36
Outstanding as of May 31, 2017	166,504	$41.96
Exercisable as of May 31, 2017	156,504	$41.74

The average remaining contractual term for those stock appreciation rights outstanding at May 31, 2017 is 3.27 years, with an aggregate intrinsic value of $2.0 million. The average remaining contractual terms for those stock appreciation rights that are exercisable as of May 31, 2017 is 3.26 years, with an aggregate intrinsic value of $2.0 million.
Employee Stock Purchase Plan
The Company also has an employee stock purchase plan, which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "offering period"). On the first day of an offering period (the “enrollment date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option pricing model. For the three months ended May 31, 2017, the Company issued 35,447 shares under the Employee Stock Purchase Plan.
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows:

Three months ended May 31,	2017	2016
	(In thousands)
	(Unaudited)
Compensation Expense	$1,194	$1,112
Income tax benefits	$382	$356
Unrecognized compensation cost related to restricted stock units, performance share unit awards, stock appreciation rights, and the employee stock purchase plan at May 31, 2017 totals $10.0 million.
The Company’s policy is to issue shares required under these plans from the Company’s treasury shares or from the Company’s authorized but unissued shares.

4.	Segments

Information regarding operations and assets by segment was as follows:

	Three Months Ended May 31,
	2017	2016
	(Unaudited) (In thousands)
Net Sales:
Energy	$116,474	$138,102
Metal Coatings	92,077	104,565
Total net sales	208,551	242,667

Operating Income:
Energy	8,595	18,753
Metal Coatings	21,242	24,302
Corporate	(7,930)	(8,547)
Total operating income	21,907	34,508

Interest expense	3,360	3,925
Net gain on sale of property, plant and equipment and insurance proceeds	(100)	(110)
Other income, net	(85)	(122)
Income before income taxes	$18,732	$30,815

	As of
	May 31, 2017	May 31, 2016
Total Assets:
Energy	$558,381	$553,580
Metal Coatings	432,516	433,634
Corporate	14,101	23,394
	$1,004,998	$1,010,608

Financial Information About Geographical Areas
Below is a breakdown of selected financial information by geographical area:

	Three Months Ended May 31,
	2017	2016
	(Unaudited) (In thousands)
Net Sales:
U.S.	$169,998	$188,660
International	38,553	54,163
Eliminations	—	(156)
Total Net Sales	$208,551	$242,667

	May 31, 2017	February 28, 2017
	(In thousands)
	(Unaudited)
Property, Plant and Equipment, Net:
U.S.	$207,149	$205,079
Canada	17,369	18,002
Other Countries	5,609	5,529
Total Property, Plant and Equipment, Net	$230,127	$228,610

5.	Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within accrued liabilities on the consolidated balance sheet. Management periodically reviews the reserves and makes adjustments accordingly. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following table shows changes in the warranty reserves since the end of fiscal 2017:

Warranty Reserve
(unaudited)
(in thousands)
Balance at February 28, 2017	$2,098
Warranty costs incurred	(453)
Additions charged to income	112
Balance at May 31, 2017	$1,757

6.	Debt

Our debt consisted of the following:

	As of
	May 31, 2017	February 28, 2017
	(In thousands)
	(Unaudited)
Senior Notes, due in balloon payment in January 2021	$125,000	$125,000
Senior Notes, due in annual installments of $14,286 beginning in March 2012 through March 2018	14,286	28,571
Term Note, due in quarterly installments beginning in June 2013 through March 2018	—	49,219
Revolving line of credit with bank	161,000	69,500
Total debt	300,286	272,290
Unamortized debt issuance costs for Senior Notes and Term Note	(522)	(861)
Total debt, net	299,764	271,429
Less amount due within one year	(14,286)	(16,629)
Debt due after one year, net	$285,478	$254,800

On March 21, 2017, we executed the Amended and Restated Credit Agreement (the “2017 Credit Agreement”) with Bank of America and other lenders. The 2017 Credit Agreement amended the Credit Agreement entered into on March 27, 2013 by the following: (i) extending the maturity date until March 21, 2022, (ii) providing for a senior revolving credit facility in a principal amount of up to $450 million, with an additional $150 million accordion, (iii) including a $75 million sublimit for the issuance of standby and commercial letters of credit, (iv) including a $30 million sublimit for swing line loans, (v) restricting indebtedness incurred in respect of capital leases, synthetic lease obligations and purchase money obligations not to exceed $20 million, (vi) restricting investments in any foreign subsidiaries not to exceed $50 million in the aggregate, and (vii) including various financial covenants and certain restricted payments relating to dividends and share repurchases as specifically set forth in the 2017 Credit Agreement. The financial covenants, as defined in the 2017 Credit Agreement, require us to maintain on a consolidated basis a Leverage Ratio not to exceed 3.25:1.0 and an Interest Coverage Ratio of at least 3.00:1.0. The 2017 Credit Agreement will be used to finance working capital needs, capital improvements, dividends, future acquisitions, letter of credit needs and share repurchases.
Interest rates for borrowings under the 2017 Credit Agreement are based on either a Eurodollar Rate or a Base Rate plus a margin ranging from 0.875% to 1.875% depending on our Leverage Ratio (as defined in the 2017 Credit Agreement). The Eurodollar Rate is defined as LIBOR for a term equivalent to the borrowing term (or other similar interbank rates if LIBOR is unavailable). The Base Rate is defined as the highest of the applicable Fed Funds rate plus 0.50%, the Prime rate, or the Eurodollar Rate plus 1.0% at the time of borrowing. The 2017 Credit Agreement also carries a Commitment Fee for the unfunded portion ranging from 0.175% to 0.30% per annum, depending on our Leverage Ratio.

7.	Subsequent Events

On June 30, 2017, we completed the acquisition of the assets of Enhanced Powder Coating Ltd., (“EPC”), a privately held, high specification, NADCAP certified provider of powder coating, plating and anodizing services based in Gainesville, Texas. EPC, founded in 2003, offers a full spectrum of finish technology including powder coating, abrasive blasting and plating for heavy industrial, transportation, aerospace and light commercial industries. The acquisition of EPC is consistent with our strategic initiative to grow our Metal Coatings segment with products and services that complement our industry-leading galvanizing business.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand and response to products and services offered by AZZ, including demand by the power generation markets, electrical transmission and distribution markets, the industrial markets, and the hot dip galvanizing markets; prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; changes in the political stability and economic conditions of the various markets that AZZ serves, foreign and domestic, customer requested delays of shipments, acquisition opportunities, currency exchange rates, adequacy of financing, and availability of experienced management and employees to implement AZZ’s continued growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; the continuing economic volatility in the U.S. and other markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business in AZZ’s Annual Report on Form 10-K for the fiscal year ended February 28, 2017 and other filings with the SEC, available for viewing on AZZ’s website at www.azz.com and on the SEC’s website at www.sec.gov.
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
The following discussion should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017, and with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
We have two distinct operating segments, the Energy Segment and the Metal Coatings Segment, as defined in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue and operating income by segment to evaluate our segments. Segment operating income consists of net sales less cost of sales and selling, general and administrative expenses that are specifically identifiable to a segment. For a reconciliation of segment operating income to income before income taxes, see Note 4 to our quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q.
Orders and Backlog
Our entire backlog relates to our Energy Segment and was $331.6 million as of May 31, 2017, a decrease of $14.8 million, or 4.3%, as compared to $346.4 million as of February 28, 2017. Our backlog decreased $22.6 million, or 6.4%, as compared to the same period in the prior fiscal year. Both of these decreases were primarily the result of a softer market in the first quarter of fiscal 2018. For the three months ended May 31, 2017, our book-to-ship ratio decreased from 1.03 to 1 to 0.93 to 1 when compared to same period of fiscal 2017 and our incoming orders decreased by $56.7 million, or 22.6%. The table below includes the progression of the backlog:

Backlog Table
(in thousands)(unaudited)

	Period Ended		Period Ended
Backlog	2/28/2017	$346,363	02/29/2016	$334,456
Bookings		193,754		250,479
Acquired Backlog		—		11,903
Shipments		208,551		242,667
Backlog	5/31/2017	331,566	5/31/2016	354,171
Book to Ship Ratio		0.93		1.03
Segment Revenues
For the three months ended May 31, 2017, consolidated revenues decreased $34.1 million, or 14.1%, as compared to the same period in fiscal 2017.
The following table reflects the breakdown of revenue by segment:

	Three Months Ended
	5/31/2017	5/31/2016
	(In thousands)(unaudited)
Revenue:
Energy	$116,474	$138,102
Metal Coatings	92,077	104,565
Total Revenue	$208,551	$242,667
Revenues for the Energy Segment decreased 15.7% for the three months ended May 31, 2017, to $116.5 million as compared to the same period in fiscal 2017. The decrease in revenue during the quarter was caused by several factors including reduced turnarounds in the U.S. refinery market, continued softness in the petrochemical market, and delays in the release of several large projects in the U.S. and overseas.
Revenues for the Metal Coatings Segment decreased 11.9% for the three months ended May 31, 2017, to $92.1 million as compared to the same period in fiscal 2017. The decline was a result of a volume decrease in steel processed caused by softness in the solar, petrochemical, and the oil and gas markets which more than offset higher pricing during the period.
Segment Operating Income
Operating income for the Energy Segment decreased by $10.2 million, or 54.2%, to $8.6 million for the three months ended May 31, 2017 as compared to the same period in fiscal 2017. This decrease is attributable to the reduction in refinery turnarounds described above, which typically carry a higher margin, coupled with generally lower margin projects in the balance of the segment.
Operating income for the Metal Coatings Segment decreased by $3.1 million, or 12.6%, for the three months ended May 31, 2017 as compared to the same period in fiscal 2017. This decrease was primarily attributable to lower volumes in fiscal 2018.

Corporate Expenses
Corporate expenses decreased by $0.6 million, or 7.2%, for the three months ended May 31, 2017 as compared to the same period in fiscal 2017. This decrease is primarily attributable to lower employee incentive compensation costs in fiscal 2018.

Interest Expense
Interest expense for the three months ended May 31, 2017 was $3.4 million as compared to $3.9 million for the three months ended May 31, 2016. The decrease in interest expense in comparison to the same period in the prior year was the result of a lower average outstanding debt balance. As of May 31, 2017, our gross outstanding debt was $300.3 million, compared to $325.8 million outstanding as of May 31, 2016. Our gross debt to equity ratio was 0.56 to 1 as of May 31, 2017, compared to 0.65 to 1 as of May 31, 2016.

Net Gain On Sale of Property, Plant and Equipment and Insurance Proceeds
For the three months ended May 31, 2017 and 2016, the Company recorded an insignificant net gain due to sales from miscellaneous equipment.
Other Income, Net
For the three months ended May 31, 2017 and 2016, the amounts recorded to other income were insignificant and primarily attributable to foreign exchange transactions and royalty income.
Income Taxes
The provision for income taxes reflects an effective tax rate of 29.3% for the three months ended May 31, 2017, as compared to 31.6% for the same period in fiscal 2017.

Westinghouse Electric Company Bankruptcy Case

The Calvert Company, Inc. and Nuclear Logistics LLC, have existing contracts with subsidiaries of Westinghouse Electric Company (“WEC”). WEC and the relevant subsidiaries filed relief under Chapter 11of the Bankruptcy Code on March 29, 2017 in the United States Bankruptcy Court for the Southern District of New York, jointly administered as In re Westinghouse Electric Company, et al., Case No. 17-10751 (the "Bankruptcy Case").  To date, WEC has continued to operate under a Debtor-in-Possession Financing Facility (“DIP Financing”) and our subsidiaries continue to honor their executory contracts and have not received a response to their application for critical vendor status with WEC.  The Company has been collecting on post-petition amounts due and owed, and we have not yet determined which contracts WEC has chosen to assume and which to reject as part of its reorganization process. The Company estimates it had approximately $7.2 million mostly in pre-petition exposure with WEC to the Company’s two subsidiaries as of March 29, 2017.
LIQUIDITY AND CAPITAL RESOURCES
We have historically met our cash needs through a combination of cash flows from operating activities along with bank and bond market debt. Our cash requirements are generally for operating activities, cash dividend payments, capital improvements, debt repayment, acquisitions and share repurchases. We believe that our cash position, cash flows from operating activities and our expectation of continuing availability to draw upon our credit facilities are sufficient to meet our cash flow needs for the foreseeable future.
For the three months ended May 31, 2017, net cash used in operating activities was $15.8 million, net cash used in investing activities was $10.0 million, net cash provided by financing activities was $20.9 million, and a decrease of $0.1 million from the net effect of exchange rate changes on cash resulting in a net decrease in cash and cash equivalents of $5.0 million. In comparison to fiscal 2017, the results in the statement of cash flows for operating activities for the three months ended May 31, 2017, are attributable to a decrease in net income and a less favorable impact of changes in working capital. The Company's use of cash for investing activities was lower due to fewer acquisitions year over year. Cash provided by financing activities was higher during the three months ended May 31, 2017 due to increased net borrowings, however, this is partially offset by purchases of treasury shares.
Our working capital was $195.0 million as of May 31, 2017, as compared to $162.0 million at May 31, 2016.
On March 21, 2017, we executed the Amended and Restated Credit Agreement (the “2017 Credit Agreement”) with Bank of America and other lenders. The 2017 Credit Agreement amended the Credit Agreement entered into on March 27, 2013 by the following: (i) extending the maturity date until March 21, 2022, (ii) providing for a senior revolving credit facility in a principal amount of up to $450 million, with an additional $150 million accordion, (iii) including a $75 million sublimit for the issuance of standby and commercial letters of credit, (iv) including a $30 million sublimit for swing line loans, (v) restricting indebtedness incurred in respect of capital leases, synthetic lease obligations and purchase money obligations not to exceed $20 million, (vi) restricting investments in any foreign subsidiaries not to exceed $50 million in the aggregate, and (vii) including various financial covenants and certain restricted payments relating to dividends and share repurchases as specifically set forth in the 2017 Credit Agreement. The financial covenants, as defined in the 2017 Credit Agreement, require us to maintain on a consolidated basis a Leverage Ratio not to exceed 3.25:1.0 and an Interest Coverage Ratio of at least 3.00:1.0. The 2017 Credit Agreement will be used to finance working capital needs, capital improvements, dividends, future acquisitions, letter of credit needs and share repurchases.

Interest rates for borrowings under the 2017 Credit Agreement are based on either a Eurodollar Rate or a Base Rate plus a margin ranging from 0.875% to 1.875% depending on our Leverage Ratio (as defined in the Credit Agreement). The Eurodollar Rate is defined as LIBOR for a term equivalent to the borrowing term (or other similar interbank rates if LIBOR is unavailable). The Base Rate is defined as the highest of the applicable Fed Funds rate plus 0.50%, the Prime rate, or the Eurodollar Rate plus 1.0% at the time of borrowing. The Credit Agreement also carries a Commitment Fee for the unfunded portion ranging from 0.175% to 0.30% per annum, depending on our Leverage Ratio.
As of May 31, 2017, we had $161.0 million of outstanding debt against the revolving credit facility provided and letters of credit outstanding in the amount of $22.1 million, which left approximately $266.9 million of additional credit available under the 2017 Credit Agreement.
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
As of May 31, 2017, the Company is in compliance with all of its debt covenants.
Historically, we have not experienced a significant impact on our operations from increases in general inflation other than for specific commodities. We have exposure to commodity price increases in both segments of our business, primarily copper, aluminum, steel and nickel based alloys in the Energy Segment and zinc and natural gas in the Metal Coatings Segment. We attempt to minimize these increases through escalation clauses in customer contracts for copper, aluminum, steel and nickel based alloys, when market conditions allow and through fixed cost contract purchases on zinc. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process, supply chain management, and through increases in prices where competitively feasible.

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
In the Metal Coatings Segment, we utilize contracts with our zinc suppliers that include protective caps and fixed cost contracts to guard against rising zinc prices. We also secure firm pricing for natural gas supplies with individual utilities when possible. Management believes these agreements ensure adequate supplies and partially offset exposure to commodity price swings.
We have no contracted commitments for any commodities including steel, aluminum, natural gas, nickel based alloys, copper, zinc or any other commodity, except for those entered into under the normal course of business.
Other
As of May 31, 2017, we had outstanding letters of credit in the amount of $22.1 million.  These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods.
The following summarizes our operating leases, debt principal payments, and interest payments for the remainder of the next five years and beyond.

	Operating Leases	Long-Term Debt	Interest	Total
Fiscal:	(In thousands)
2018	$5,226	$—	$10,379	$15,605
2019	6,142	14,286	11,432	31,860
2020	3,918	—	10,987	14,905
2021	3,210	125,000	10,987	139,197
2022	3,091	—	4,212	7,303
Thereafter	10,980	161,000	423	172,403
Total	$32,567	$300,286	$48,420	$381,273

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Market risk affecting our operations results primarily from changes in interest rates and commodity prices. We have only limited involvement with derivative financial instruments and are not a party to any leveraged derivatives.
In the Energy Segment, we have exposure to commodity pricing for copper, aluminum, steel and nickel based alloys. Increases in price for these items are normally managed through escalation clauses in our customers' contracts, although during difficult market conditions customers' may resist these escalation clauses. In addition, we attempt to enter into firm pricing contracts with our vendors on material at the time we receive orders from our customers to minimize risk. We manage our exposures to commodity prices, primarily zinc used in our Metal Coatings Segment, by utilizing agreements with zinc suppliers that include protective caps and fixed contracts to guard against escalating commodity prices. We also secure firm pricing for natural gas supplies with individual utilities when possible. We believe these agreements ensure adequate supplies and partially offset exposure to commodity price escalation.

As of May 31, 2017, the Company had exposure to foreign currency exchange rates related to our operations in Canada, China, Brazil, Poland, and the Netherlands.
We do not believe that a hypothetical change of 10% of the interest rates or currency exchange rates that are currently in effect or a change of 10% of commodity prices would have a significant adverse effect on our results of operations, financial position, or cash flows as long as we are able to pass along the increases in commodity prices to our customers. However, there can be no assurance that either interest rates, exchange rates or commodity prices will not change in excess of the 10% hypothetical amount or that we would be able to pass along rising costs of commodity prices to our customers, and such hypothetical change could have an adverse effect on our results of operations, financial position, and cash flows.

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
Item 1A. Risk Factors
There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.
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
For the three months ended May 31, 2017, the Company repurchased 47,200 shares at an average price of $56.84 per share under the Company's share repurchase program.
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

AZZ Inc. (Registrant)

DATE: July 6, 2017	By:	/s/ Paul W. Fehlman
Paul W. Fehlman Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Formation of AZZ Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)

3.2	Amended and Restated Bylaws of AZZ Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)

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

10.4
Amended and Restated Credit Agreement by and between AZZ Inc. as borrower, Bank of America N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lender's party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 24, 2017).

10.5*	AZZ incorporated 2014 Long Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEFA filed May 29, 2014).

10.6*	First Amendment to AZZ Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on January 21, 2016.

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

31.2	Certification by Chief Financial Officer Certificate pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.1	Certification by Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Management contract, compensatory plan or arrangement.