Form 10-Q
period 2017-08-31
AZZ INC
filed 2017-10-03
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at August 31, 2017:
Common Stock, $1.00 par value per share	25,961,323

AZZ Inc.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2017	February 28, 2017
	(In thousands, except per share data)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,549	$11,302
Accounts receivable (net of allowance for doubtful accounts of $391 as of August 31, 2017 and $347 as of February 28, 2017)	138,544	138,470
Inventories:
Raw material	89,138	80,169
Work-in-process	48,129	36,033
Finished goods	6,741	7,006
Costs and estimated earnings in excess of billings on uncompleted contracts	32,082	20,546
Deferred income taxes		249
Prepaid expenses and other	6,824	2,762
Total current assets	325,007	296,537
Deferred income taxes	215	—
Property, plant and equipment, net	230,314	228,610
Goodwill	310,032	306,579
Intangibles and other assets, net	145,833	146,113
	$1,011,401	$977,839
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$43,698	$49,816
Income tax payable	1,357	778
Accrued salaries and wages	14,188	23,429
Other accrued liabilities	20,085	18,390
Customer advance payments	25,951	20,860
Billings in excess of costs and estimated earnings on uncompleted contracts	6,708	11,948
Debt due within one year	14,286	16,629
Total current liabilities	126,273	141,850
Debt due after one year, net	287,522	254,800
Deferred income taxes	52,293	51,550
Total liabilities	466,088	448,200
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par, shares authorized 100,000; 25,961 shares issued and outstanding at August 31, 2017 and 25,964 shares issued and outstanding at February 28, 2017	25,961	25,964
Capital in excess of par value	36,391	37,739
Retained earnings	507,754	495,030
Accumulated other comprehensive loss	(24,793)	(29,094)
Total shareholders’ equity	545,313	529,639
	$1,011,401	$977,839
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
	(In thousands, except per share data)
	(Unaudited)
Net sales	$190,407	$195,045	$398,958	$437,712
Cost of sales	148,938	153,159	308,223	332,499
Gross margin	41,469	41,886	90,735	105,213

Selling, general and administrative	26,413	26,997	53,772	55,816
Operating income	15,056	14,889	36,963	49,397

Interest expense	3,400	3,580	6,760	7,505
Net loss on sale of property, plant and equipment and insurance proceeds	654	192	554	82
Other income - net	(394)	(68)	(479)	(190)
Income before income taxes	11,396	11,185	30,128	42,000
Income tax expense	3,067	1,162	8,559	10,914
Net income	$8,329	$10,023	$21,569	$31,086
Earnings per common share
Basic earnings per share	$0.32	$0.39	$0.83	$1.20
Diluted earnings per share	$0.32	$0.38	$0.83	$1.19
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
	(In thousands)
	(Unaudited)
Net income	$8,329	$10,023	$21,569	$31,086
Other comprehensive income (loss):
Foreign currency translation adjustments
Unrealized translation gains	5,326	205	4,328	2,683
Interest rate swap, net of income tax of $7, $7, $15, and $15, respectively.	(14)	(14)	(27)	(27)
Other comprehensive income	5,312	191	4,301	2,656
Comprehensive income	$13,641	$10,214	$25,870	$33,742
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended August 31,
	2017	2016
	(In thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$21,569	$31,086
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	47	11
Amortization and depreciation	24,984	25,370
Deferred income taxes	682	1,509
Net loss on disposition of property, plant & equipment due to realignment	—	6,706
Net loss on sale of property, plant & equipment and insurance proceeds	554	82
Amortization of deferred borrowing costs	303	639
Share-based compensation expense	3,400	3,198
Effects of changes in assets & liabilities:
Accounts receivable	939	(3,247)
Inventories	(19,658)	(15,832)
Prepaid expenses and other	(4,021)	(3,040)
Other assets	(1,106)	141
Net change in billings related to costs and estimated earnings on uncompleted contracts	(16,487)	8,028
Accounts payable	(6,770)	1,656
Other accrued liabilities and income taxes payable	(1,651)	(6,279)
Net cash provided by operating activities	2,785	50,028
Cash Flows From Investing Activities:
Proceeds from sale or insurance settlement of property, plant, and equipment	177	320
Purchase of property, plant and equipment	(16,636)	(19,760)
Acquisition of subsidiaries, net of cash acquired	(10,250)	(22,679)
Net cash used in investing activities	(26,709)	(42,119)
Cash Flows From Financing Activities:
Proceeds from revolving loan	209,000	86,000
Payments on revolving loan	(115,500)	(92,000)
Payments on long term debt	(63,504)	(18,505)
Purchases of treasury shares	(5,185)	—
Payments of dividends	(8,845)	(7,787)
Net cash provided by (used in) financing activities	15,966	(32,292)
Effect of exchange rate changes on cash	205	106
Net decrease in cash & cash equivalents	(7,753)	(24,277)
Cash & cash equivalents at beginning of period	11,302	40,191
Cash & cash equivalents at end of period	$3,549	$15,914
Supplemental disclosures
Cash paid for interest	$7,020	$7,230
Cash paid for income taxes	$7,605	$9,764
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance at February 28, 2017	25,964	$25,964	$37,739	$495,030	$(29,094)	$529,639
Stock compensation	16	16	3,384	—	—	3,400
Restricted stock units	42	42	(1,240)	—	—	(1,198)
Stock issued for SARs	1	1	(1)	—	—	—
Employee stock purchase plan	35	35	1,597	—	—	1,632
Retirement of treasury shares	(97)	(97)	(5,088)	—	—	(5,185)
Cash dividends paid	—	—	—	(8,845)	—	(8,845)
Net income	—	—	—	21,569	—	21,569
Foreign currency translation	—	—	—	—	4,328	4,328
Interest rate swap, net of $15 income tax	—	—	—	—	(27)	(27)
Balance at August 31, 2017	25,961	$25,961	$36,391	$507,754	$(24,793)	$545,313
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation
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
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of August 31, 2017, the results of its operations for the three and six months ended August 31, 2017 and 2016, and cash flows for the six months ended August 31, 2017 and 2016. These interim results are not necessarily indicative of results for a full year.

Accounting Standards Recently Adopted
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 simplifies the presentation of deferred taxes in a classified statement of financial position and was adopted by the Company on March 1, 2017. As a result of the adoption, the Company is required to offset deferred tax liabilities and assets, as well as any related valuation allowance, and present as a single non-current amount. However, the Company shall not offset deferred tax liabilities and assets attributable to different tax-paying components of the entity or to different tax jurisdictions. The adoption was on a prospective basis and therefore had no impact on prior year.

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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", issued as a new Topic, Accounting Standards Codification (ASC) Topic 606 ("ASU 2014-09"). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. This ASU is effective for public entities for reporting periods beginning after December 15, 2017. This standard will be effective for the Company beginning in fiscal 2019. The Company is planning on adopting this standard retrospectively. We believe this standard will impact the timing of revenue recognition for contracts which contain multiple performance obligations with revenue recognized over time, however the overall impact to the prior year financial results is still under review.

2.	Earnings Per Share

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
	(Unaudited) (In thousands except per share data)
Numerator:
Net income for basic and diluted earnings per common share	$8,329	$10,023	$21,569	$31,086
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,970	25,987	25,991	25,950
Effect of dilutive securities:
Employee and director stock awards	66	132	74	131
Denominator for diluted earnings per common share	26,036	26,119	26,065	26,081
Earnings per share basic and diluted:
Basic earnings per common share	$0.32	$0.39	$0.83	$1.20
Diluted earnings per common share	$0.32	$0.38	$0.83	$1.19

3.	Share-based Compensation
The Company has one share-based compensation plan, the 2014 Long Term Incentive Plan (the “Plan”). The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, performance share units, stock options, and stock appreciation rights to purchase common stock of the Company. The maximum number of shares that may be issued under the Plan is 1,500,000 shares. As of August 31, 2017, the Company has approximately 1,305,632 shares available for future issuance under the Plan.

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

The activity of our non-vested restricted stock unit awards for the six month period ended August 31, 2017 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 28, 2017	134,547	$51.10
Granted	45,613	60.00
Vested	(61,361)	47.09
Forfeited	(4,021)	55.50
Non-Vested Balance as of August 31, 2017	114,778	$56.63

Performance Share Unit Awards
Performance share unit awards are valued at the market price of our common stock on the grant date. These awards have a three year performance cycle and will vest and become payable, if at all, on the third anniversary of the award date. The awards are subject to the Company’s degree of achievement of a target annual average adjusted return on assets during these three year periods. In addition, a multiplier may be applied to the total awards granted which is based on the Company’s total shareholder return during such three year period in comparison to a defined specific industry peer group as set forth in the plan. The activity of our non-vested performance share unit awards for the six month period ended August 31, 2017 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 28, 2017	51,426	$51.70
Granted	25,634	60.20
Vested	—	—
Forfeited	(2,631)	27.25
Non-Vested Balance as of August 31, 2017	74,429	$54.53
Stock Appreciation Rights
Stock appreciation rights are granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of 7 years and vest ratably over a period of three years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option pricing model.
A summary of the Company’s stock appreciation rights activity for the six month period ended August 31, 2017 is as follows:

	SAR’s	Weighted Average Exercise Price
Outstanding as of February 28, 2017	170,139	$42.02
Granted	—	—
Exercised	(4,479)	42.54
Forfeited	(2,145)	45.36
Outstanding as of August 31, 2017	163,515	$41.96
Exercisable as of August 31, 2017	153,515	$41.75

The average remaining contractual term for those stock appreciation rights outstanding at August 31, 2017 is 3.02 years, with an aggregate intrinsic value of $1.1 million. The average remaining contractual terms for those stock appreciation rights that are exercisable as of August 31, 2017 is 3.01 years, with an aggregate intrinsic value of $1.1 million.
Employee Stock Purchase Plan
The Company also has an employee stock purchase plan, which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "offering period"). On the first day of an offering period (the “enrollment date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option pricing model. For the six month period ended August 31, 2017, the Company issued 35,447 shares under the Employee Stock Purchase Plan.
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows:

Six months ended August 31,	2017	2016
	(In thousands)
	(Unaudited)
Compensation Expense	$3,400	$3,198
Income tax benefits	$1,088	$1,023
Unrecognized compensation cost related to restricted stock units, performance share unit awards, stock appreciation rights, and the employee stock purchase plan at August 31, 2017 totals $8.6 million.
The Company’s policy is to issue shares required under these plans from the Company’s treasury shares or from the Company’s authorized but unissued shares.

4.	Segments

Information regarding operations and assets by segment was as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
	(Unaudited) (In thousands)
Net Sales:
Energy	$91,377	$97,601	$207,850	$235,703
Metal Coatings	99,030	97,444	191,108	202,009
Total net sales	190,407	195,045	398,958	437,712

Operating Income:
Energy	32	8,195	8,627	26,948
Metal Coatings	23,409	15,032	44,651	39,334
Corporate	(8,385)	(8,338)	(16,315)	(16,885)
Total operating income	15,056	14,889	36,963	49,397

Interest expense	3,400	3,580	6,760	7,505
Net loss on sale of property, plant and equipment and insurance proceeds	654	192	554	82
Other income, net	(394)	(68)	(479)	(190)
Income before income taxes	$11,396	$11,185	$30,128	$42,000

	As of
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Total Assets:
Energy	$551,035	$543,141	$551,035	$543,141
Metal Coatings	449,228	423,587	449,228	423,587
Corporate	11,138	25,006	11,138	25,006
	$1,011,401	$991,734	$1,011,401	$991,734

Financial Information About Geographical Areas
Below is a breakdown of selected financial information by geographical area:

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
	(Unaudited) (In thousands)
Net Sales:
U.S.	$156,672	$141,038	$326,670	$295,438
International	33,839	54,163	72,393	142,970
Eliminations	(104)	(156)	(104)	(695)
Total Net Sales	$190,407	$195,045	$398,958	$437,712

	August 31, 2017	February 28, 2017
	(In thousands)
	(Unaudited)
Property, Plant and Equipment, Net:
U.S.	$206,298	$205,079
Canada	18,169	18,002
Other Countries	5,847	5,529
Total Property, Plant and Equipment, Net	$230,314	$228,610

5.	Warranty Reserves
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

Warranty Reserve
(unaudited)
(in thousands)
Balance at February 28, 2017	$2,098
Warranty costs incurred	(993)
Additions charged to income	695
Balance at August 31, 2017	$1,800

6.	Debt

Our debt consisted of the following:

	As of
	August 31, 2017	February 28, 2017
	(In thousands)
	(Unaudited)
Senior Notes, due in balloon payment in January 2021	$125,000	$125,000
Senior Notes, due in annual installments of $14,286 beginning in March 2012 through March 2018	14,286	28,571
Term Note, due in quarterly installments beginning in June 2013 through March 2018	—	49,219
Revolving line of credit with bank	163,000	69,500
Total debt	302,286	272,290
Unamortized debt issuance costs for Senior Notes and Term Note	(478)	(861)
Total debt, net	301,808	271,429
Less amount due within one year	(14,286)	(16,629)
Debt due after one year, net	$287,522	$254,800

On March 21, 2017, we executed the Amended and Restated Credit Agreement (the “2017 Credit Agreement”) with Bank of America and other lenders. The 2017 Credit Agreement amended the Credit Agreement entered into on March 27, 2013 by the following: (i) extending the maturity date until March 21, 2022, (ii) providing for a senior revolving credit facility in a principal amount of up to $450 million, with an additional $150 million accordion, (iii) including a $75 million sublimit for the issuance of standby and commercial letters of credit, (iv) including a $30 million sublimit for swing line loans, (v) restricting indebtedness incurred in respect of capital leases, synthetic lease obligations and purchase money obligations not to exceed $20 million, (vi) restricting investments in any foreign subsidiaries not to exceed $50 million in the aggregate, and (vii) including various financial covenants and certain restricted payments relating to dividends and share repurchases as specifically set forth in the 2017 Credit Agreement. The balance due on the $75.0 million term facility under the previous Credit Agreement was paid in full as a result of the execution of the 2017 Credit Agreement. The financial covenants, as defined in the 2017 Credit Agreement, require us to maintain on a consolidated basis a Leverage Ratio not to exceed 3.25:1.0 and an Interest Coverage Ratio of at least 3.00:1.0. The 2017 Credit Agreement will be used to finance working capital needs, capital improvements, dividends, future acquisitions, letter of credit needs and share repurchases.
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

7.	Acquisitions

On June 30, 2017, we completed the acquisition of the assets of Enhanced Powder Coating Ltd., (“EPC”), a privately held, high specification, National Aerospace and Defense Contractors Accreditation Program, ("NADCAP"), certified provider of powder coating, plating and anodizing services based in Gainesville, Texas. EPC, founded in 2003, offers a full spectrum of finish technology including powder coating, abrasive blasting and plating for heavy industrial, transportation, aerospace and light commercial industries. The acquisition of EPC is consistent with our strategic initiative to grow our Metal Coatings segment with products and services that complement our industry-leading galvanizing business.

8.	Subsequent Events

On September 6, 2017, we completed the acquisition of all the assets and outsanding shares of Powergrid Solutions, Inc. ("PSI"), a privately held company, based in Oshkosh, Wisconsin. PSI designs, engineers and manufactures customized low and medium-voltage power quality, power generation and distribution equipment. PSI’s product portfolio includes metal-enclosed, metal-clad and padmount switchgear, serving the utility, commercial, industrial and renewable energy markets since 1982. The acquisition of PSI is a key addition to our electrical switchgear portfolio. The addition of PSI’s low-voltage and padmount switchgear allows AZZ to offer a comprehensive portfolio of customized switchgear solutions to both existing and new customers in a diverse set of industries.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand and response to products and services offered by AZZ, including demand by the power generation markets, electrical transmission and distribution markets, the industrial markets, and the hot dip galvanizing markets; prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; changes in the political stability and economic conditions of the various markets that AZZ serves, foreign and domestic, customer requested delays of shipments, acquisition opportunities, currency exchange rates, adequacy of financing, and availability of experienced management and employees to implement AZZ’s continued growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; the continuing economic volatility in the U.S. and other markets in which we operate; acts of war or terrorism inside the United States or abroad; natural disasters in the countries in which we operate; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business in AZZ’s Annual Report on Form 10-K for the fiscal year ended February 28, 2017 and other filings with the SEC, available for viewing on AZZ’s website at www.azz.com and on the SEC’s website at www.sec.gov.
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
Orders and Backlog
Our entire backlog relates to our Energy Segment and was $331.2 million as of August 31, 2017, a decrease of $15.1 million, or 4.4%, as compared to $346.4 million as of February 28, 2017. Our backlog decreased $21.6 million, or 6.1%, as compared to the same period in the prior fiscal year. Both of these decreases were primarily the result of a softer market in the first half of fiscal 2018. For the three months ended August 31, 2017, our book-to-bill ratio increased to 1.00 to 1 from 0.99 to 1 when compared to same period of fiscal 2017 and our incoming orders decreased by $3.7 million, or 1.9%. The table below includes the progression of the backlog:

Backlog Table
(in thousands)(unaudited)

	Period Ended		Period Ended
Backlog	2/28/2017	$346,363	02/29/2016	$334,456
Bookings		193,754		250,479
Acquired Backlog		—		11,903
Shipments		208,551		242,667
Backlog	5/31/2017	331,566	5/31/2016	354,171
Book to Ship Ratio		0.93		1.03
Bookings		190,055		193,712
Shipments		190,407		195,045
Backlog	8/31/2017	331,214	8/31/2016	352,838
Book to Ship Ratio		1.00		0.99
Segment Revenues
For the three and six months ended August 31, 2017, consolidated revenues decreased $4.6 million, or 2.4%, and $38.8 million, or 8.9% as compared to the same period in fiscal 2017.
The following table reflects the breakdown of revenue by segment:

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
	(In thousands)(unaudited)
Revenue:
Energy	$91,377	$97,601	$207,850	$235,703
Metal Coatings	99,030	97,444	191,108	202,009
Total Revenue	$190,407	$195,045	$398,958	$437,712
Revenues for the Energy Segment decreased 6.4% for the three months ended August 31, 2017, to $91.4 million as compared to the same period in fiscal 2017. The decrease in revenue during the second quarter was caused by several factors including reduced turnarounds in the U.S. refinery market, continued softness in the petrochemical market, and delays in the release of several large projects in the U.S. and overseas. Revenues decreased 11.8% for the six months ended August 31, 2017, to $207.9 million as compared to the same period in fiscal 2017, primarily on the turnaround softness in the first half of the year and the effects of the nuclear market from the Westinghouse bankruptcy filed on March 29, 2017.
Revenues for the Metal Coatings Segment increased 1.6% for the three months ended August 31, 2017, to $99.0 million as compared to the same period in fiscal 2017. The increase was a result of slightly higher volumes in steel processed during the period. Revenues decreased 5.4% for the six months ended August 31, 2017, to $191.1 million as compared to the same period in fiscal 2017. The decline in revenue was a result of a volume decrease in steel processed caused by softness in the solar, petrochemical, and the oil and gas markets.
Segment Operating Income
Operating income for the Energy Segment decreased by $8.2 million, or 99.6%, to less than $0.1 million for the three months ended August 31, 2017 as compared to the same period in fiscal 2017. This decrease is attributable to the reduction in refinery turnarounds described above, which typically carry a higher margin, coupled with generally lower margin projects in the balance of the segment. Operating income decreased $18.3 million, or 68.0%, to $8.6 million for the six months ended August 31, 2017 as compared to the same period in fiscal 2017. This decrease is attributable to the same impact of the market as discussed for the quarterly comparison.
Operating income for the Metal Coatings Segment increased by $8.4 million, or 55.7%, for the three months ended August 31, 2017 as compared to the same period in fiscal 2017 that included $7.3 million in realignment charges. Excluding the realignment charges, the remainder of the increase was attributable to higher volumes in the second quarter of fiscal 2018. Operating income increased by $5.3 million, or 13.5%, for the six months ended August 31, 2017 as compared to the same period of fiscal 2017.

Excluding the impact of the realignment charges taken in the second quarter of fiscal 2017, the decrease is attributable to lower volumes in the first half of fiscal 2018.

Corporate Expenses
Corporate expenses were relatively flat for the three months ended August 31, 2017 as compared to the same period in fiscal 2017. Corporate expenses decreased $0.6 million, or 3.4%, for the six months ended August 31, 2017 as compared to the same period in fiscal 2017. This decrease is primarily attributable to lower employee performance based incentive compensation costs in fiscal 2018.

Interest Expense
Interest expense for the three and six month periods ended August 31, 2017 was $3.4 million and $6.8 million, respectively. Interest expense for the three and six month periods ended August 31, 2016 was $3.6 million and $7.5 million, respectively. The decrease in interest expense in comparison to the same respective periods in the prior year was the result of a lower average outstanding debt balance. As of August 31, 2017, our gross outstanding debt was $302.3 million, compared to $325.8 million outstanding as of August 31, 2016. Our gross debt to equity ratio was 0.55 to 1 as of August 31, 2017, compared to 0.65 to 1 as of August 31, 2016.
Net Loss On Sale of Property, Plant and Equipment and Insurance Proceeds
For the three and six months ended August 31, 2017 , the amounts recorded were primarily driven from the realized loss from a property sale. For the three and six months ended August 31, 2016, the amounts recorded were insignificant.
Other Income, Net
For the three and six months ended August 31, 2017 and 2016, the amounts recorded to other income were insignificant and primarily attributable to foreign exchange transactions and royalty income.
Income Taxes
The provision for income taxes reflects an effective tax rate of 26.9% and 28.4% for the three and six months ended August 31, 2017, respectively, as compared to 10.4% and 26.0% for the same respective periods in fiscal 2017. The increase in the rate for the three month period ended August 31, 2017 is attributable to the early adoption of ASU 2016-09 and state tax benefits from realignment costs incurred during the second quarter of fiscal 2017 and overall timing of stock compensation awards. The increase in the rate for the six month period ended August 31, 2017 is attributable to the early adoption of ASU 2016-09 in fiscal 2017 and overall timing of stock compensation awards during the second quarter of fiscal 2017.

Westinghouse Electric Company Bankruptcy Case

The Calvert Company, Inc. and Nuclear Logistics LLC, have existing contracts with subsidiaries of Westinghouse Electric Company (“WEC”). WEC and the relevant subsidiaries filed relief under Chapter 11of the Bankruptcy Code on March 29, 2017 in the United States Bankruptcy Court for the Southern District of New York, jointly administered as In re Westinghouse Electric Company, et al., Case No. 17-10751 (the "Bankruptcy Case").  To date, WEC has continued to operate under a Debtor-in-Possession Financing Facility and our subsidiaries continue to honor their executory contracts. Work continues on the Vogtle project, however, work has been halted by ownership at VC Summer.  The Company has been collecting on post-petition amounts due and owed. The Company estimates it had approximately $7.2 million mostly in pre-petition exposure with WEC to the Company’s two subsidiaries as of March 29, 2017.
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
For the six month period ended August 31, 2017, net cash provided by operating activities was $2.8 million, net cash used in investing activities was $26.7 million, net cash provided by financing activities was $16.0 million, and an increase of $0.2 million from the net effect of exchange rate changes on cash resulting in a net decrease in cash and cash equivalents of $7.8 million. In comparison to fiscal 2017, the results in the statement of cash flows for operating activities for the six months ended August 31, 2017, are attributable to a decrease in net income and a less favorable impact of changes in working capital. The Company's use of cash for investing activities was lower due to reduced spending for acquisitions year over year and lower capital expenditures. Cash provided by financing activities was higher during the six months ended August 31, 2017 due to increased net borrowings, which was partially offset by purchases of treasury shares.
Our working capital was $198.7 million as of August 31, 2017, as compared to $159.2 million at August 31, 2016.
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
As of August 31, 2017, we had $163.0 million of outstanding debt against the revolving credit facility provided and letters of credit outstanding in the amount of $23.2 million, which left approximately $263.8 million of additional credit available under the 2017 Credit Agreement.
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
As of August 31, 2017, the Company is in compliance with all of its debt covenants.
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
Other
As of August 31, 2017, we had outstanding letters of credit in the amount of $23.2 million.  These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods.
The following summarizes our operating leases, debt principal payments, and interest payments for the remainder of the next five years and beyond.

	Operating Leases	Long-Term Debt	Interest	Total
Fiscal:	(In thousands)
2018	$3,501	$—	$6,392	$9,893
2019	6,627	14,286	12,339	33,252
2020	5,502	—	11,893	17,395
2021	4,804	125,000	11,893	141,697
2022	4,699	—	5,118	9,817
Thereafter	21,828	163,000	525	185,353
Total	$46,961	$302,286	$48,160	$397,407

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
As of August 31, 2017, the Company had exposure to foreign currency exchange rates related to our operations in Canada, China, Brazil, Poland, and the Netherlands.
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
The following tab provides information with respect to purchases of common stock of the Company made during the three months ended August 31, 2017, by the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Jun 1, 2017 through Jun 30, 2017	—	$—	—	1,152,800
Jul 1, 2017 through Jul 31, 2017	—	—	—	1,152,800
Aug 1, 2017 through Aug 31, 2017	50,000	50.04	50,000	1,102,800
Total	50,000	$50.04	50,000	1,102,800

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

AZZ Inc. (Registrant)

DATE: October 3, 2017	By:	/s/ Paul W. Fehlman
Paul W. Fehlman Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Formation of AZZ Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)

3.2	Amended and Restated Bylaws of AZZ Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on January 23, 2017)

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