Form 10-K/A
period 2017-02-28
AZZ INC
filed 2018-04-19
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareholders held July 11, 2017 (Proxy Statement) - Part III

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A") amends and restates certain items noted below in the Annual Report on Form 10-K of AZZ Inc. (the “Company”) for the fiscal year ended February 28, 2017, as originally filed with the Securities and Exchange Commission on April 20, 2017 (the “Original Filing”). This Form 10-K/A amends the Original Filing to reflect the correction of an error in the previously reported fiscal year 2015 through fiscal year 2017 financial statements related to the Company’s revenue recognition practices within its Energy Segment. See Note 2 to the Consolidated Financial Statements included in Item 8 for additional information and a reconciliation of the previously reported amounts to the restated amounts.
For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-K/A amends and restates only the following financial statements and disclosures that were impacted from the correction of the error:

•	Part II, Item 6 - Selected Financial Data

•	Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8 - Financial Statements and Supplementary Data

•	Part II, Item 9A - Controls and Procedures

•	Part IV, Item 15 - Exhibits and Financial Statement Schedules

•	Signatures
This Form 10-K/A also amends Part I, Item 1 - Business - Executive Officers of the Company to reflect the current executive officers of the Company and Part I, Item 3 - Legal Proceedings to reflect updated legal matters. In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2), and the Company has provided its revised audited consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.
Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing, or modify or update any disclosures that may have been affected by subsequent events.
The Company is also concurrently filing amended Quarterly Reports for the quarterly periods ended May 31, 2017 and
August 31, 2017 to restate the previously issued interim financial statements due to the accounting error described above.

AZZ Inc.
YEAR ENDED FEBRUARY 28, 2017

Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Annual Report on Form 10-K/A may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand and response to products and services offered by AZZ, including demand by the power generation markets, electrical transmission and distribution markets, the industrial markets, and the hot dip galvanizing markets; prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; changes in the political stability and economic conditions of the various markets that AZZ serves, foreign and domestic; customer requested delays of shipments; additional acquisition opportunities; currency exchange rates; adequacy of financing; availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; the continuing economic volatility in the U.S. and other markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. You are urged to consider these factors carefully in evaluating the forward-looking statements herein and are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by this cautionary statement. These statements are based on information as of the date hereof and AZZ assumes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
For additional information regarding the Energy Segment's backlog and operating results, see Results of Operations within Item 7. For additional financial information by segment, see Note 14 of the Notes to Consolidated Financial Statements.

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
For additional information on the Galvanizing Segment's operating results, see Results of Operations within Item 7. For additional financial information by segment, see Note 14 to the Consolidated Financial Statements.

Employees

As of February 28, 2017, the Company employed approximately 4,183 persons consisting of approximately 3,830 in the United States, approximately 204 in Canada, 135 in Europe, and 14 in other countries.

Executive Officers of the Registrant

Our executive officers were as follows as of April 19, 2018:

Name	Age	Business Experience of Executive Officers for Past Five Years Position or Office with Registrant or Prior Employer	Held Since
Thomas E. Ferguson	61	President and Chief Executive Officer Chief Executive Officer, FlexSteel Pipeline Technologies, Inc. President, Flow Solutions Group, Flowserve Corporation President, Pump Division, Flowserve Corporation	2013 2013-2013 2009-2012 2003-2009
Paul W. Fehlman	54
Senior Vice President of Finance, Chief Financial Officer
Vice President, Finance, Engineered Products Division, Flowserve Corp.
Vice President, Investor Relations and FP&A, Flowserve Corporation
Vice President, Treasurer, Flowserve Corporation
			2014 2011-2013 2009-2011 2004-2009
Tara D. Mackey	48
Chief Legal Officer and Secretary
Chief Legal Counsel and Corporate Secretary, First Parts, Inc.
General Counsel and Corporate Secretary, Silverleaf Resorts Inc.
VP, Assistant General Counsel and Corporate Secretary, SuperMedia LLC
			2014 2013-2014 2011-2013 2008-2011
Matt Emery	50	Vice President, Chief Information and Human Resource Officer Senior Director of Information Technologies, Hewlett-Packard	2013 2004-2013
James Drew Byelick	60	Vice President and Chief Accounting Officer Director of Finance - Energy Controller - Nuclear Logistics LLC Independent Consultant	2017 2016-2017 2015-2016 2000-2015
Chris Bacius	57	Vice President, Corporate Development Vice President Mergers & Acquisition, Flowserve Corporation Vice President Business Development, Flowserve Corporation	2014 2012-2014 2009-2012
Ken Lavelle	61
President and General Manager - Electrical Platform
President, Lavelle Management Consultant
President, Global Seals & Systems Operation - Flowserve Corporation
Vice President, General Manager, FSG North America - Flowserve Corporation
			2017 2016-2017 2012-2016 2009-2012

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

Item 3.    Legal Proceedings

On January 11, 2018, Logan Mullins, acting on behalf of himself and a putative class of persons who purchased or otherwise acquired the Company's securities between April 22, 2015 and January 8, 2018, filed a class action complaint in the U.S. District Court for the Northern District of Texas against the Company and two of its executive officers, Thomas E. Ferguson and Paul W. Fehlman. Logan Mullins v. AZZ, Inc. et al., Case No. 4:18-cv-00025-Y. The compliant alleges, among other things, that the Company's SEC filings contained statements that were rendered materially false and misleading by the Company's alleged failure to properly recognize revenue related to certain contracts in its Energy Segment in purported violation of (1) Section 10(b) of the Exchange Act and Rule 10b-5 and (2) Section 20(a) of the Exchange Act. The plaintiffs seek an award of compensatory and punitive damages, interests, attorneys' fees and costs. The Company denies the allegations and believes it has strong defenses to vigorously contest them. The Company cannot predict the outcome of this action nor when it will be resolved. If the plaintiffs were to prevail in this matter, the Company could be liable for damages, which could potentially be material and could adversely affect its financial condition or results of operations.

In addition, the Company and its subsidiaries are named defendants in various routine lawsuits incidental to our business.  These proceedings include labor and employment claims, use of the Company’s intellectual property, worker’s compensation and various environmental  matters, all arising in the normal course of business.  Although the outcome of these lawsuits or other proceedings cannot be predicted with certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other matters cannot be predicted at this time, management, after consultation with legal counsel, does not expect liabilities, if any, from these other claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or cash flows.

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

 Item 6.        Selected Financial Data.

	Fiscal Year
	2017 (a) (f)	2016 (b) (f)	2015 (c) (f)	2014 (d) (g)	2013 (e) (g)
	(Restated)	(Restated)	(Restated)
	(In thousands, except per share amounts)
Summary of operations:
Net sales	$863,538	$889,400	$819,692	$751,723	$570,594
Net income	61,264	75,544	65,616	59,597	60,456
Earnings per share:
Basic earnings per common share	2.36	2.93	2.56	2.34	2.39
Diluted earnings per common share	2.35	2.91	2.55	2.32	2.37
Total assets	978,354	988,201	929,727	953,253	694,205
Total debt	272,290	326,982	337,848	405,616	210,714
Total liabilities	445,218	503,831	505,275	577,340	360,271
Shareholders’ equity	533,136	484,370	424,452	375,913	333,934
Working capital	160,282	165,976	156,532	152,165	143,533
Cash provided by operating activities	111,176	143,589	118,157	107,275	92,738
Capital expenditures	41,434	39,861	29,377	43,472	24,923
Depreciation & amortization	50,357	47,417	46,089	43,305	29,363
Cash dividend per common share	0.64	0.60	0.58	0.56	0.53
Weighted average shares outstanding - basic	25,965	25,800	25,676	25,514	25,320
Weighted average shares outstanding - diluted	26,097	25,937	25,778	25,693	25,561

(a)	Includes the acquisition of Power Electronics, Inc. on March 1, 2016.

(b)	Includes the acquisitions of US Galvanizing, LLC on June 5, 2015 and Alpha Galvanizing Inc. on February 1, 2016.

(c)	Includes the acquisition of Zalk Steel & Supply Co. on June 20, 2014.

(d)	Includes the acquisition of Aquilex SRO on March 29, 2013.

(e)	Includes the acquisition of NLI, on June 1, 2012, the acquisition of Galvcast on October 1, 2012 and the acquisition of G3 on January 2, 2013.

(f)	Restated, as discussed in Note 2 to the Consolidated Financial Statements included in Item 8.

(g)	Fiscal year 2014 and 2013 do not reflect the restatement noted in (f) above, and therefore, the results and balances for these periods may lack comparability to the subsequently restated periods.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operation.
You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K/A. This discussion contains forward-looking statements regarding our business and operations. Our actual results may differ materially from those we currently anticipate as a result of the factors we describe under “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.
Restatement of Previously Issued Financial Statements
As previously disclosed, we determined that for certain contracts within our Energy Segment for which revenue was historically recognized upon contract completion and transfer of title, we instead should have applied the percentage-of-completion method in accordance with the FASB’s Accounting Standards Codification No. 605-35, Construction-Type and Production-Type Contracts. In general, the percentage-of-completion method results in a revenue recognition pattern over time as a project progresses as opposed to deferring revenues until contract completion.
We concluded that the impact of applying the percentage-of-completion method to our revenue contracts was materially different from our previously reported results under our historical practice. As a result, we are restating our consolidated financial statements for the periods impacted. See Note 2 to the Consolidated Financial Statements included in Item 8 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

Overview

As mentioned in Item 1, AZZ operates two distinct business segments, the Energy Segment and the Galvanizing Segment. Our discussion and analysis of financial condition and results of operations is divided by each of our segments along with corporate costs and other costs not specifically identifiable to a segment. For a reconciliation of segment operating income to pretax income, see Note 14 to the Consolidated Financial Statements. References herein to fiscal years are to the twelve-month periods that end in February of the relevant calendar year. For example, the twelve-month period ended February 28, 2017 is referred to as “fiscal 2017” or “fiscal year 2017.”

For the fiscal year ended February 28, 2017, we recorded net sales of $863.5 million compared to the prior year’s net sales of $889.4 million. Of the total net sales for fiscal 2017, approximately 56.5% of our net sales were generated from the Energy Segment and approximately 43.5% were generated from the Galvanizing Segment. Net income for fiscal 2017 was $61.3 million compared to $75.5 million for fiscal 2016. Net income as a percentage of net sales was 7.1% for fiscal 2017 as compared to 8.5% for fiscal 2016. Earnings per share fell by 19.2% to $2.35 per share for fiscal 2017 compared to $2.91 per share for fiscal 2016, on a diluted basis.

Results of Operations
Year ended February 28, 2017 compared with year ended February 29, 2016
Backlog
We ended fiscal 2017 with a backlog of $317.9 million, a small increase compared to fiscal 2016. The Company's backlog as of year end pertains solely to the Energy Segment's operations. The book-to-ship ratio remained relatively flat compared to fiscal 2016. The book-to-ship ratio was 0.99 to 1 for fiscal 2017 and 1.02 to 1 for fiscal 2016.
The following table reflects bookings and shipments for fiscal 2017 and 2016.
Backlog Table
(In thousands)
(Restated)

	Period Ended		Period Ended
Backlog	2/29/2016	$310,623	2/28/2015	$294,970
Bookings		858,934		905,053
Acquired Backlog		11,903		—
Shipments		863,538		889,400
Backlog as reported	2/28/2017	$317,922	2/29/2016	$310,623
Book-to-Ship Ratio		0.99		1.02

Net Sales
Our total net sales for fiscal 2017 decreased by $25.9 million, or 2.9%, as compared to fiscal 2016.
The following table reflects the breakdown of revenue by segment:

	2017	2016
	(Restated)	(Restated)
	(In thousands)
Net sales:
Energy	$488,002	$487,038
Galvanizing	375,536	402,362
Total Net Sales	$863,538	$889,400
Our Energy Segment recorded net sales for fiscal 2017 of $488.0 million as compared to fiscal 2016 net sales of $487.0 million. The increase of 0.2% represented relatively flat growth from the prior year.

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

Operating Income
Operating income for the Energy Segment decreased $3.9 million, or 6.9%, for fiscal 2017, to $52.6 million as compared to $56.5 million for fiscal 2016. Operating margins for this segment were 10.8% for fiscal 2017 as compared to 11.6% for fiscal 2016. This decrease was attributable to the reduction in refinery turnarounds, which typically carry a higher margin, coupled with generally lower margin projects in the balance of the segment.
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
Interest
Interest expense for fiscal 2017 decreased 2.8% to $14.7 million as compared to $15.2 million in fiscal 2016. This decrease is the result of lower borrowings during fiscal 2017 stemming from mandatory and elective principal reductions, partially offset by higher interest rates. For additional information on outstanding debt, see Note 13 to the Consolidated Financial Statements. As of February 28, 2017, we had outstanding debt of $272.3 million compared to $327.0 million at the end of fiscal 2016. AZZ's debt to equity ratio was 0.51 to 1 at the end of fiscal 2017 compared to 0.68 to 1 at the end of fiscal 2016.
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
Provision For Income Taxes
The provision for income taxes reflected an effective tax rate of 28.2% for fiscal 2017 and 26.2% for fiscal 2016. The Company's tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but may not be consistent from year to year. The most significant impact on the difference between our statutory U.S. federal income tax rate of 35.0% and our effective tax rate is the result of certain U.S. state tax planning for the current and prior fiscal year.

Year ended February 29, 2016 compared with year ended February 28, 2015
Backlog
We ended fiscal 2016 with a backlog of $310.6 million, an increase of 5.3% as compared to fiscal 2015. The Company's backlog as of year end pertains to the Energy Segment's operations. The book-to-ship ratio remained relatively flat compared to fiscal 2015. The book-to-ship ratio was 1.02 to 1 for fiscal 2017 and 1.01 to 1 for fiscal 2016.
The following table reflects bookings and shipments for fiscal 2016 and 2015.
Backlog Table
(In thousands)
(Restated)

	Period Ended		Period Ended
Backlog	2/28/2015	$294,970	2/28/2014	$290,393
Bookings		905,053		824,269
Shipments		889,400		819,692
Backlog as reported	2/29/2016	$310,623	2/28/2015	$294,970
Book-to-Ship Ratio		1.02		1.01

Net Sales
Our total net sales for fiscal 2016 increased by $69.7 million, or 8.5%, as compared to fiscal 2015.
The following table reflects the breakdown of revenue by segment:

	2016	2015
	(Restated)	(Restated)
	(In thousands)
Net sales:
Energy	$487,038	$461,344
Galvanizing	402,362	358,348
Total Net Sales	$889,400	$819,692
Our Energy Segment recorded net sales for fiscal 2016 of $487.0 million, an increase of 5.6% compared to fiscal 2015 net sales of $461.3 million. The increase in net sales for fiscal 2016 was attributable to greater penetration and project scope expansion in specialty welding services for petroleum refining both domestically and internationally.
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
Operating Income
Operating income for the Energy Segment increased $16.7 million, or 42.0%, for fiscal 2016, to $56.5 million as compared to $39.8 million for fiscal 2015. Operating margins for this segment were 11.6% for fiscal 2016 as compared to 8.6% for fiscal 2015. This increase was attributable to increased net sales, improved pricing, and better execution overall. During 2015, operating income was impacted by realignment charges described in Note 7 to the Consolidated Financial Statements and certain cost overruns on projects at NLI and Aquilex SRO.
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
Interest
Interest expense for fiscal 2016 decreased 8.5% to $15.2 million as compared to $16.6 million in fiscal 2015. This decrease is the result of lower borrowings during fiscal 2016 stemming from mandatory and elective principal reductions. For additional information on outstanding debt, see Note 13 to the Consolidated Financial Statements. As of February 29, 2016, we had gross outstanding debt of $327.0 million compared to $337.8 million at the end of fiscal 2015. AZZ's debt to equity ratio was 0.68 to 1 at the end of fiscal 2016 compared to 0.80 to 1 at the end of fiscal 2015.
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
Provision For Income Taxes
The provision for income taxes reflected an effective tax rate of 26.2% for fiscal 2016 and 28.1% for fiscal 2015. The Company's tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but may not be consistent from year to year. The most significant impact on the difference between our statutory U.S. federal income tax rate of 35.0% and our effective tax rate is the result of certain U.S. state tax planning for the current and prior fiscal year.
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
During fiscal 2017, we spent $64.1 million on capital expenditures including acquisitions, net of cash. The breakdown of capital spending by segment for fiscal 2017, 2016 and 2015 can be found in Note 14 to the Consolidated Financial Statements.
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

Item 8.        Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
AZZ Inc.
Fort Worth, Texas
We have audited the accompanying consolidated balance sheets of AZZ Inc. (the “Company”) as of February 28, 2017 and February 29, 2016 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2017. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as of and for the three years in the period ended February 28, 2017 listed in Item 15 of this Form 10-K/A. We have also audited AZZ Inc.’s internal control over financial reporting as of February 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for the financial statements, the financial statement schedule, maintaining effective internal control over financial reporting, and its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule as of February 28, 2017 and February 29, 2016 and for each of the three years in the period ended February 28, 2017 and on the Company’s internal control over financial reporting as of February 28, 2017 based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial statement schedule. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit of internal control over financial reporting also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As discussed in Note 2 to the consolidated financial statements, the accompanying February 28, 2017 and February 29, 2016 consolidated financial statements have been restated to correct misstatements.
In our report dated April 20, 2017, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of February 28, 2017. Subsequent to April 20, 2017, the Company identified a material misstatement in its annual and quarterly consolidated financial statements for the fiscal year ended February 28, 2017, requiring restatement of such financial statements. Management revised its assessment of internal control over financial reporting due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of AZZ Inc.’s internal control over financial reporting as of February 28, 2017 expressed herein is different from that expressed in our previous report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s design of controls pertaining to the Company’s review and ongoing monitoring of its revenue recognition policies has been identified and described in management’s revised assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 financial statements (as restated).

In our opinion, AZZ Inc. did not maintain, in all material respects, effective internal control over financial reporting as of February 28, 2017, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Power Electronics, Inc. (“PEI”), whose acquisition was completed on March 1, 2016. PEI is included in the consolidated balance sheet of AZZ Inc. as of February 28, 2017 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended. PEI constituted approximately 1.8% of the Company’s total assets as of February 28, 2017 and 4.0% and 8.3% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of PEI because of the timing of the acquisition. Our audit of internal control over financial reporting of AZZ Inc. also did not include an evaluation of the internal control over financial reporting of PEI.

/s/ BDO USA, LLP

Dallas, Texas
April 20, 2017 (April 19, 2018 as to i) the effects of the restatement described in Note 2, and ii) the effects of the material weakness)

AZZ Inc.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	February 28, 2017	February 29, 2016	February 28, 2015
	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Net Sales	$863,538	$889,400	$819,692
Cost of Sales	658,206	661,282	612,919
Gross Profit	205,332	228,118	206,773

Selling, General and Administrative	106,424	107,823	98,871
Operating Income	98,908	120,295	107,902

Interest Expense	14,732	15,155	16,561
Net (Gain) Loss On Sale of Property, Plant and Equipment, and Insurance Proceeds	76	(327)	(2,525)
Other Expense (Income) - net	(1,197)	3,092	2,659
Income Before Income Taxes	85,297	102,375	91,207
Income Tax Expense	24,033	26,831	25,591
Net Income	$61,264	$75,544	$65,616
Earnings Per Common Share
Basic Earnings Per Share	$2.36	$2.93	$2.56
Diluted Earnings Per Share	$2.35	$2.91	$2.55
Weighted Average Shares Outstanding
Basic	25,965	25,800	25,676
Diluted	26,097	25,937	25,778
The accompanying notes are an integral part of the consolidated financial statements.

AZZ Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	February 28, 2017	February 29, 2016	February 28, 2015
	(Restated)	(Restated)	(Restated)
	(In thousands)
Net Income	$61,264	$75,544	$65,616
Other Comprehensive Loss:
Foreign Currency Translation Adjustments -
Unrealized Translation Gains (Losses)	1,520	(7,674)	(11,760)
Interest Rate Swap, Net of Income Tax of $29, $29 and $29, respectively.	(54)	(54)	(54)
Other Comprehensive Income (Loss)	1,466	(7,728)	(11,814)
Comprehensive Income	$62,730	$67,816	$53,802
The accompanying notes are an integral part of the consolidated financial statements.

AZZ Inc.
CONSOLIDATED BALANCE SHEETS

	February 28, 2017	February 29, 2016
	(Restated)	(Restated)
Assets	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$11,302	$40,191
Accounts receivable, net of allowance for doubtful accounts of $347 and $264 in 2017 and 2016, respectively	138,470	131,416
Inventories - net	94,007	77,131
Costs and estimated earnings in excess of billings on uncompleted contracts	50,262	63,482
Deferred income tax assets	249	200
Prepaid expenses and other	2,762	3,105
Total current assets	297,052	315,525
Property, plant, and equipment, net	228,610	226,333
Goodwill	306,579	292,527
Intangibles and other assets	146,113	153,816
	$978,354	$988,201
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$49,816	$46,748
Income tax payable	778	2,697
Accrued salaries and wages	23,429	30,473
Other accrued liabilities	24,042	26,137
Customer deposits	1,459	—
Billings in excess of costs and estimated earnings on uncompleted contracts	20,617	20,302
Debt due within one year	16,629	23,192
Total current liabilities	136,770	149,549
Debt due after one year, net	254,800	302,429
Deferred income tax liabilities	53,648	51,853
Total liabilities	445,218	503,831
Commitments and Contingencies
Shareholders’ equity:
Common Stock, $1.00 par value; 100,000 shares authorized; 25,964 shares issued and outstanding at February 28, 2017 and 25,874 at February 29, 2016	25,964	25,874
Capital in excess of par value	37,739	35,148
Retained earnings	498,527	453,908
Accumulated other comprehensive loss	(29,094)	(30,560)
Total shareholders’ equity	533,136	484,370
	$978,354	$988,201

The accompanying notes are an integral part of the consolidated financial statements.

AZZ Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 28, 2017	February 29, 2016	February 28, 2015
	(Restated)	(Restated)	(Restated)
	(In thousands)
Cash flows from operating activities:
Net income	$61,264	$75,544	$65,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,357	47,417	46,089
Deferred income taxes	1,714	1,960	16,222
Net loss on disposition of property, plant & equipment due to realignment	6,602	286	2,651
Net (gain) loss on sale of property, plant & equipment and insurance proceeds	76	(327)	(2,525)
Share-based compensation expense	5,870	4,538	4,080
Amortization of deferred debt issuance costs	1,262	1,347	1,431
Provision for doubtful accounts	48	(1,072)	458
Effects of changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,912)	(843)	(9,382)
Inventories	(13,754)	(2,052)	(3,363)
Prepaid expenses and other assets	(1,977)	1,996	5,543
Net change in billings related to costs and estimated earnings on uncompleted contracts	13,592	7,276	(13,823)
Accounts payable	1,245	(2,236)	11,025
Other accrued liabilities and income taxes payable	(10,211)	9,755	(5,865)
Net cash provided by operating activities:	111,176	143,589	118,157
Cash flows from investing activities:
Proceeds from the sale or insurance settlement of property, plant, and equipment	769	1,137	1,330
Acquisition of subsidiaries, net of cash acquired	(22,679)	(60,584)	(11,518)
Purchases of property, plant and equipment	(41,434)	(39,861)	(29,377)
Net cash used in investing activities:	(63,344)	(99,308)	(39,565)
Cash flows from financing activities:
Excess tax benefits from share-based compensation	—	1,025	259
Proceeds from revolving loan	179,500	181,481	10,977
Payments on revolving loan	(211,000)	(170,561)	(57,905)
Payments on long-term debt	(23,192)	(21,786)	(20,848)
Purchases of treasury shares	(5,282)	—	—
Payment of dividends	(16,645)	(15,482)	(14,897)
Net cash used in financing activities:	(76,619)	(25,323)	(82,414)
Effect of exchange rate changes on cash and cash equivalents	(102)	(1,294)	(1,216)
Net change in cash and cash equivalents	(28,889)	17,664	(5,038)
Cash and cash equivalents, beginning of year	40,191	22,527	27,565
Cash and cash equivalents, end of year	$11,302	$40,191	$22,527
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,780	$14,228	$15,613
Cash paid for income taxes	$19,857	$21,574	$15,264

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings (Restated)	Accumulated Other Comprehensive Income (Loss)	Total (Restated)
	Shares	Amount
	(In thousands)
Balance at February 28, 2014, as restated	25,577	$25,577	$21,954	$343,127	$(11,018)	$379,640
Stock compensation	16	16	4,064	—	—	4,080
Restricted Stock Units	21	21	(497)	—	—	(476)
Stock issued for SARs	40	40	(371)	—	—	(331)
Employee Stock Purchase Plan	78	78	2,297	—	—	2,375
Excess tax benefits from share-based compensation	—	—	259	—	—	259
Cash dividend paid	—	—	—	(14,897)	—	(14,897)
Net income, as restated	—	—	—	65,616	—	65,616
Foreign currency translation	—	—	—	—	(11,760)	(11,760)
Interest rate swap, net of $29 of income tax	—	—	—	—	(54)	(54)
Balance at February 28, 2015, as restated	25,732	$25,732	$27,706	$393,846	$(22,832)	$424,452
Stock compensation	15	15	4,523	—	—	4,538
Restricted Stock Units	17	17	(390)	—	—	(373)
Stock issued for SARs	41	41	(132)	—	—	(91)
Employee Stock Purchase Plan	69	69	2,416	—	—	2,485
Excess tax benefits from share-based compensation	—	—	1,025	—	—	1,025
Cash dividend paid	—	—	—	(15,482)	—	(15,482)
Net income, as restated	—	—	—	75,544	—	75,544
Foreign currency translation	—	—	—	—	(7,674)	(7,674)
Interest rate swap, net of $29 of income tax	—	—	—	—	(54)	(54)
Balance at February 29, 2016, as restated	25,874	$25,874	$35,148	$453,908	$(30,560)	$484,370
Stock compensation	13	13	5,857	—	—	5,870
Restricted Stock Units	25	25	(605)	—	—	(580)
Stock issued for SARs	81	81	(322)	—	—	(241)
Employee Stock Purchase Plan	71	71	2,843	—	—	2,914
Retirement of treasury shares	(100)	(100)	(5,182)	—	—	(5,282)
Cash dividend paid	—	—	—	(16,645)	—	(16,645)
Net income, as restated	—	—	—	61,264	—	61,264
Foreign currency translation	—	—	—	—	1,520	1,520
Interest rate swap, net of $29 of income tax	—	—	—	—	(54)	(54)
Balance at February 28, 2017, as restated	25,964	$25,964	$37,739	$498,527	$(29,094)	$533,136
The accompanying notes are an integral part of the consolidated financial statements.

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of significant accounting policies
Organization-AZZ Inc. (the “Company” “AZZ” or “We”) operates primarily in the United States of America and Canada and has recently begun operating in China, Brazil, Poland and the Netherlands. Information about the Company's operations by segment is included in Note 14 to the consolidated financial statements.
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
Debt issuance costs—Debt issue costs related to the revolver are included in other assets and are amortized using the effective interest rate method over the term of the debt. Debt issue costs related to debt other than the revolver are netted with total debt due after one year and are amortized using the effective interest rate method over the term of the debt.
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
Share-based compensation—The Company has granted restricted stock units awards, performance share units and stock appreciation rights for a fixed number of shares to employees and directors. A discussion of share-based compensation can be found in Note 12 to the Consolidated Financial Statements.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. Our financial instruments are presented at fair value in our consolidated balance sheets, with the exception of our outstanding Senior Notes. For fiscal 2017 and 2016 the fair value of our senior outstanding notes, as described in Note 13 to the Consolidated Financial Statements, was approximately $144.4 million and $154.7 million, respectively. These fair values were determined using the discounted cash flow at the market rate as well as the applicable market interest rates classified as Level 2 inputs. During fiscal 2017 a principal payment was made in the amount of $14.3 million related to the $100.0 million unsecured Senior Notes due March 31, 2018, which accounts for a portion of the decrease in fair value for the compared periods partially offset by increased market interest rates.
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

2.    Restatement of Previously Issued Financial Statements
As previously disclosed, the Company determined that for certain contracts within its Energy Segment for which revenue was historically recognized upon contract completion and transfer of title, the Company instead should have applied the percentage-of-completion method in accordance with the FASB’s Accounting Standards Codification No. 605-35, Construction-Type and Production-Type Contracts. In general, the percentage-of-completion method results in a revenue recognition pattern over time as a project progresses as opposed to deferring revenues until contract completion.
The Company concluded that the impact of applying the percentage-of-completion method to its revenue contracts was materially different from its previously reported results under its historical practice. As a result, the Company is restating its consolidated financial statements for the periods impacted. The following financial tables reconcile the previously reported amounts to the restated amounts for each consolidated financial statement.
The table below sets forth the consolidated statements of income, including the balances originally reported, corrections and the as restated balances for each fiscal year:

	Year Ended
	February 28, 2017			February 29, 2016
	As Reported	Correction	As Restated	As Reported	Correction	As Restated
	(In thousands, except per share data)
Net Sales	$858,930	$4,608	$863,538	$903,192	$(13,792)	$889,400
Cost of Sales	654,146	4,060	658,206	673,081	(11,799)	661,282
Gross Profit	204,784	548	205,332	230,111	(1,993)	228,118

Operating Income	98,360	548	98,908	122,288	(1,993)	120,295

Income Before Income Taxes	84,749	548	85,297	104,368	(1,993)	102,375
Income Tax Expense	23,828	205	24,033	27,578	(747)	26,831
Net Income	$60,921	$343	$61,264	$76,790	$(1,246)	$75,544
Earnings Per Common Share
Basic Earnings Per Share	$2.35	$0.01	$2.36	$2.98	$(0.05)	$2.93
Diluted Earnings Per Share	$2.33	$0.02	$2.35	$2.96	$(0.05)	$2.91

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	February 28, 2015
	As Reported	Correction	As Restated
	(In thousands, except per share data)
Net Sales	$816,687	$3,005	$819,692
Cost of Sales	610,991	1,928	612,919
Gross Profit	205,696	1,077	206,773

Operating Income	106,825	1,077	107,902

Income Before Income Taxes	90,130	1,077	91,207
Income Tax Expense	25,187	404	25,591
Net Income	$64,943	$673	$65,616
Earnings Per Common Share
Basic Earnings Per Share	$2.53	$0.03	$2.56
Diluted Earnings Per Share	$2.52	$0.03	$2.55

The table below sets forth the consolidated statements of comprehensive income, including the balances originally reported, corrections and the as restated balances for each fiscal year:

	Year Ended
	February 28, 2017			February 29, 2016
	As Reported	Correction	As Restated	As Reported	Correction	As Restated
	(In thousands)
Net Income	$60,921	$343	$61,264	$76,790	$(1,246)	$75,544
Comprehensive Income	62,387	343	62,730	69,062	(1,246)	67,816

	Year Ended
	February 28, 2015
	As Reported	Correction	As Restated
	(In thousands)
Net Income	$64,943	$673	$65,616
Comprehensive Income	53,129	673	53,802

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the consolidated balance sheets, including the balances originally reported, corrections and the as restated balances for each fiscal year:

	February 28, 2017			February 29, 2016
	As Reported	Correction	As Restated	As Reported	Correction	As Restated
Assets	(In thousands)
Inventories - net	$123,208	$(29,201)	$94,007	$102,135	$(25,004)	$77,131
Costs and estimated earnings in excess of billings on uncompleted contracts	20,546	29,716	50,262	32,287	31,195	63,482
Total current assets	296,537	515	297,052	309,334	6,191	315,525
Total assets	$977,839	$515	$978,354	$982,010	$6,191	$988,201
Liabilities and Shareholders’ Equity
Other accrued liabilities	$18,390	$5,652	$24,042	$20,406	$5,731	$26,137
Customer deposits	20,860	(19,401)	1,459	15,652	(15,652)	$—
Billings in excess of costs and estimated earnings on uncompleted contracts	11,948	8,669	20,617	9,237	11,065	20,302
Total current liabilities	141,850	(5,080)	136,770	148,405	1,144	149,549
Deferred income tax liabilities	51,550	2,098	53,648	49,960	1,893	51,853
Total liabilities	448,200	(2,982)	445,218	500,794	3,037	503,831
Shareholders’ equity:
Retained earnings	495,030	3,497	498,527	450,754	3,154	453,908
Total shareholders’ equity	529,639	3,497	533,136	481,216	3,154	484,370
Total liabilities and shareholders' equity	$977,839	$515	$978,354	$982,010	$6,191	$988,201

The table below sets forth the consolidated statements of cash flows from operating activities, including the balances originally reported, corrections and the as restated balances for each fiscal year:

	Year Ended
	February 28, 2017			February 29, 2016
	As Reported	Correction	As Restated	As Reported	Correction	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$60,921	$343	$61,264	$76,790	$(1,246)	$75,544
Deferred income taxes	1,509	205	1,714	2,707	(747)	1,960
Inventories	(17,951)	4,197	(13,754)	11,124	(13,176)	(2,052)
Net change in billings related to costs and estimated earnings on uncompleted contracts	14,509	(917)	13,592	5,739	1,537	7,276
Other accrued liabilities and income taxes payable	(6,383)	(3,828)	(10,211)	(3,877)	13,632	9,755
Net cash provided by operating activities:	$111,176	$—	$111,176	$143,589	$—	$143,589

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	February 28, 2015
	As Reported	Correction	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$64,943	$673	$65,616
Deferred income taxes	15,818	404	16,222
Inventories	(879)	(2,484)	(3,363)
Net change in billings related to costs and estimated earnings on uncompleted contracts	(5,635)	(8,188)	(13,823)
Other accrued liabilities and income taxes payable	(15,460)	9,595	(5,865)
Net cash provided by operating activities:	$118,157	$—	$118,157
The restatement had no impact on cash flows from investing activities or financing activities.
The table below sets forth the consolidated statements of shareholders' equity, including the balances originally reported, corrections and the as restated balances for each fiscal year:

	Retained Earnings	Total Stockholders' Equity
	(In thousands)
Balance at February 28, 2014, as reported	$339,400	$375,913
Correction	3,727	3,727
Balance at February 28, 2014, as restated	$343,127	$379,640

Balance at February 28, 2015, as reported	$389,446	$420,052
Correction	4,400	4,400
Balance at February 28, 2015, as restated	$393,846	$424,452

Balance at February 29, 2016, as reported	$450,754	$481,216
Correction	3,154	3,154
Balance at February 29, 2016, as restated	$453,908	$484,370

Balance at February 28, 2017, as reported	$495,030	$529,639
Correction	3,497	3,497
Balance at February 28, 2017, as restated	$498,527	$533,136

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the unaudited selected quarterly financial data, including the balances originally reported, corrections and the as restated balances for each fiscal quarter:

	Quarter Ended
	May 31, 2016			August 31, 2016
	As Reported	Correction	As Restated	As Reported	Correction	As Restated
	(In thousands, except per share data)
Net sales	$242,667	$7,699	$250,366	$195,045	$5,745	$200,790
Gross profit	63,327	1,801	65,128	41,886	218	42,104
Net income	21,063	1,126	22,189	10,023	136	10,159
Basic earnings per share	0.81	0.05	0.86	0.39	—	0.39
Diluted earnings per share	0.81	0.04	0.85	0.38	0.01	0.39

	Quarter Ended
	November 30, 2016			February 28, 2017
	As Reported	Correction	As Restated	As Reported	Correction	As Restated
	(In thousands, except per share data)
Net sales	$227,459	$657	$228,116	$193,759	$(9,493)	$184,266
Gross profit	53,866	(2,569)	51,297	45,705	1,098	46,803
Net income	18,251	(1,605)	16,646	11,584	686	12,270
Basic earnings per share	0.70	(0.06)	0.64	0.45	0.02	0.47
Diluted earnings per share	0.70	(0.06)	0.64	0.44	0.03	0.47

	Quarter Ended
	May 31, 2015			August 31, 2015
	As Reported	Correction	As Restated	As Reported	Correction	As Restated
	(In thousands, except per share data)
Net sales	$228,888	$11,552	$240,440	$214,246	$(14,576)	$199,670
Gross profit	59,304	4,400	63,704	53,505	(3,803)	49,702
Net income	19,924	2,750	22,674	17,243	(2,377)	14,866
Basic earnings per share	0.77	0.11	0.88	0.67	(0.09)	0.58
Diluted earnings per share	0.77	0.11	0.88	0.67	(0.10)	0.57

	Quarter Ended
	November 30, 2015			February 29, 2016
	As Reported	Correction	As Restated	As Reported	Correction	As Restated
	(In thousands, except per share data)
Net sales	$242,447	$(851)	$241,596	$217,611	$(9,917)	$207,694
Gross profit	62,448	(1,160)	61,288	54,854	(1,430)	53,424
Net income	23,547	(725)	22,822	16,076	(894)	15,182
Basic earnings per share	0.91	(0.03)	0.88	0.62	(0.03)	0.59
Diluted earnings per share	0.91	(0.03)	0.88	0.62	(0.04)	0.58

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the restated consolidated financial statements, the information contained in Notes 3, 5, 6, 9, 11, 14 and 16 has been restated.

3.    Inventories
Inventories (net) consisted of the following at February 28, 2017 and February 29, 2016:

	2017	2016
	(Restated)	(Restated)
	(In thousands)
Raw materials	$80,169	$66,548
Work-in-process	6,832	3,535
Finished goods	7,006	7,048
	$94,007	$77,131

4.    Property, Plant, and Equipment
Property, plant and equipment consisted of the following at February 28, 2017 and February 29, 2016:

	2017	2016
	(In thousands)
Land	$22,360	$21,265
Building and structures	139,627	141,370
Machinery and equipment	228,246	215,796
Furniture, fixtures, software and computers	25,593	22,237
Automotive equipment	2,998	3,206
Construction in progress	23,669	12,827
	442,493	416,701
Less accumulated depreciation	(213,883)	(190,368)
Net property, plant, and equipment	$228,610	$226,333
Depreciation expense was $33.4 million, $31.2 million, and $28.1 million for fiscal 2017, 2016, and 2015, respectively.

5.    Costs and estimated earnings on uncompleted contracts
Costs and estimated earnings on uncompleted contracts consisted of the following at February 28, 2017 and February 29, 2016:

	2017	2016
	(Restated)	(Restated)
	(In thousands)
Costs incurred on uncompleted contracts	$127,839	$195,751
Estimated earnings	53,598	78,667
	181,437	274,418
Less billings to date	151,792	231,238
	$29,645	$43,180

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts noted above are included in the accompanying consolidated balance sheets under the following captions:

	2017	2016
	(Restated)	(Restated)
	(In thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$50,262	$63,482
Billings in excess of costs and estimated earnings on uncompleted contracts	(20,617)	(20,302)
	$29,645	$43,180

6.    Other accrued liabilities
Other accrued liabilities consisted of the following at February 28, 2017 and February 29, 2016:

	2017	2016
	(Restated)	(Restated)
	(In thousands)
Accrued interest	$2,036	$2,356
Tenant improvements	278	507
Accrued warranty	2,098	2,915
Commissions	2,483	2,685
Personnel expenses	8,251	8,456
Group medical insurance	1,969	1,699
Other	6,927	7,519
	$24,042	$26,137

7.    Realignment Costs
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

8.    Employee benefit plans
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

9.    Income taxes

 The provision for income taxes consists of:

	2017	2016	2015
	(Restated)	(Restated)	(Restated)
	(in thousands)
Income before income taxes:
Domestic	$74,972	$93,561	$77,511
Foreign	10,325	8,814	13,696
Income before income taxes	$85,297	$102,375	$91,207
Current provision (benefit):
Federal	$23,282	$28,099	$3,770
Foreign	2,751	2,706	3,025
State and Local	(696)	(337)	2,575
Total current provision for income taxes	$25,337	$30,468	$9,370
Deferred provision (benefit):
Federal	$(2,486)	$(6,560)	$15,859
Foreign	189	(123)	(858)
State and Local	993	3,046	1,220
Total deferred provision (benefit) for income taxes	$(1,304)	$(3,637)	$16,221
Total provision for income taxes	$24,033	$26,831	$25,591
A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows:

	2017	2016	2015
	(Restated)	(Restated)	(Restated)
Statutory federal income tax rate	35.0%	35.0%	35.0%
Permanent differences	0.7	0.4	0.6
State income taxes, net of federal income tax benefit	0.4	(1.5)	2.7
Benefit of Section 199 of the Code, manufacturing deduction	(2.3)	(2.7)	(2.4)
Valuation allowance	—	(1.2)	(3.4)
Stock compensation	(1.8)	—	—
Tax credits	(3.1)	(3.2)	(3.4)
Foreign tax rate differential	(0.8)	(0.4)	(0.7)
Other	0.1	(0.2)	(0.3)
Effective income tax rate	28.2%	26.2%	28.1%

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability are as follows:

	2017	2016
	(Restated)	(Restated)
	(In thousands)
Deferred income tax assets:
Employee related items	$6,839	$5,652
Inventories	1,286	1,106
Accrued warranty	715	1,008
Accounts receivable	261	173
Net operating loss carry forward	4,011	2,903
	13,112	10,842
Less: valuation allowance	(648)	(648)
Total deferred income tax assets	12,464	10,194
Deferred income tax liabilities:
Depreciation methods and property basis differences	(27,913)	(31,008)
Other assets and tax-deductible goodwill	(37,950)	(30,839)
Total deferred income tax liabilities	(65,863)	(61,847)
Net deferred income tax liabilities	$(53,399)	$(51,653)
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

10.    Goodwill and intangible assets
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

11.    Earnings per share
Basic earnings per share is based on the weighted average number of shares outstanding during each year. Diluted earnings per share were similarly computed but have been adjusted for the dilutive effect of the weighted average number of restricted stock units, performance share units and stock appreciation rights outstanding.
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	2017	2016	2015
	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Numerator:
Net income for basic and diluted earnings per common share	$61,264	$75,544	$65,616
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,965	25,800	25,676
Effect of dilutive securities:
Employee and director stock awards	132	137	102
Denominator for diluted earnings per common share	26,097	25,937	25,778
Earnings per share basic and diluted:
Basic earnings per common share	$2.36	$2.93	$2.56
Diluted earnings per common share	$2.35	$2.91	$2.55
For fiscal 2017 and 2016, the Company had no stock appreciation rights that were excluded from the computation of diluted earnings per share. Stock appreciation rights of approximately 80,683 were excluded from the computation of diluted earnings per share for fiscal 2015 as the effect would be anti-dilutive.

12.    Share-based compensation
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

13.    Debt
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

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Operating segments

Information regarding operations and assets by segment was as follows:

	2017	2016	2015
	(Restated)	(Restated)	(Restated)
Net sales:	(In thousands)
Energy	$488,002	$487,038	$461,344
Galvanizing	375,536	402,362	358,348
	$863,538	$889,400	$819,692

Operating income:
Energy	$52,577	$56,478	$39,780
Galvanizing	79,033	94,766	88,562
Corporate	(32,702)	(30,949)	(20,440)
Total Operating Income	98,908	120,295	107,902
Interest expense	14,732	15,155	16,561
Net (gain) loss on sale of property, plant and equipment and insurance proceeds	76	(327)	(2,525)
Other (income) expense, net	(1,197)	3,092	2,659
Income before income taxes	$85,297	$102,375	$91,207

Depreciation and amortization:
Energy	$19,624	$19,131	$20,725
Galvanizing	28,650	26,863	23,964
Corporate	2,083	1,423	1,400
	$50,357	$47,417	$46,089

Expenditures for acquisitions, net of cash, and property, plant and equipment:
Energy	$31,474	$12,863	$10,647
Galvanizing	32,099	86,724	26,928
Corporate	540	858	3,320
	$64,113	$100,445	$40,895

Total assets:
Energy	$536,557	$506,269	$511,648
Galvanizing	428,330	436,471	378,823
Corporate	13,467	45,461	34,844
	$978,354	$988,201	$925,315

Geographic net sales:
United States	$705,976	$710,767	$634,549
Other countries	157,718	179,832	189,855
Eliminations	(156)	(1,199)	(4,712)
	$863,538	$889,400	$819,692

Property, plant and equipment, net:
United States	$205,079	$204,587	$173,712
Canada	18,002	17,868	20,289
Other Countries	5,529	3,878	2,582
	$228,610	$226,333	$196,583

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Commitments and contingencies
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

 16.    Selected quarterly financial data (Unaudited)

	Quarter ended
	May 31, 2016	August 31, 2016	November 30, 2016	February 28, 2017
	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands, except per share data)
Net sales	$250,366	$200,790	$228,116	$184,266
Gross profit	65,128	42,104	51,297	46,803
Net income	22,189	10,159	16,646	12,270
Basic earnings per share	0.86	0.39	0.64	0.47
Diluted earnings per share	0.85	0.39	0.64	0.47

AZZ Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter ended
	May 31, 2015	August 31, 2015	November 30, 2015	February 29, 2016
	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands, except per share data)
Net sales	$240,440	$199,670	$241,596	$207,694
Gross profit	63,704	49,702	61,288	53,424
Net income	22,674	14,866	22,822	15,182
Basic earnings per share	0.88	0.58	0.88	0.59
Diluted earnings per share	0.88	0.57	0.88	0.58

17.    Acquisitions

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

18.    Subsequent Events
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

Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.        Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of its principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act"), the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer concluded that, due to the material weakness described below, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-K/A to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and were not effective as of the end of the period covered by this Form 10-K/A to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Controls Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management, with the participation of its principal executive officer and principal financial officer assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its initial assessment, management concluded that the Company maintained effective internal control over financial reporting as of February 28, 2017.
However, subsequent to filing the Company’s quarterly report on Form 10-Q for the period ended August 31, 2017, an error was discovered related to the Company’s historical revenue recognition policies and procedures. In particular, the Company determined that for certain contracts within its Energy Segment for which revenue was historically recognized upon contract completion and transfer of title, the Company instead should have applied the percentage-of-completion method in accordance with the FASB’s Accounting Standards Codification No. 605-35, Construction-Type and Production-Type Contracts. This error resulted in a material misstatement of the financial statements and required restatement of the financial statements included in the Company’s Form 10-K for the fiscal year ended February 28, 2017 and in the Company’s Form 10-Q for the quarterly periods ended May 31, 2017 and August 31, 2017. This error, which was not detected timely by management, was the result of inadequate design of controls pertaining to the Company’s review and ongoing monitoring of its revenue recognition policies. The deficiency represents a material weakness in the Company’s internal control over financial reporting. Based on the subsequent identification of the material weakness, management has now concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2017.
Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. The remediation plan includes i) the implementation of new controls designed to evaluate the appropriateness of revenue recognition policies and procedures, ii) new controls over recording revenue transactions, and iii) additional training.
Management believes the measures described above and others that may be implemented will remediate the material weaknesses that we have identified. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.
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

The Company’s independent registered public accounting firm, BDO USA, LLP has issued an audit report on the Company’s internal control over financial reporting, which is included herein.
Changes in Internal Controls Over Financial Reporting
Subject to the remediation efforts noted above, which were implemented after February 27, 2017, there have been no changes in the Company's internal control over financial reporting during the three months ended February 28, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.        Other Information.
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.
The information required by this item with regard to executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K/A under the heading “Executive Officers of the Registrant.”
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

(1)
Consists of the Amended and Restated 2005 Long-Term Incentive Plan and the 2014 Long-Term Incentive Plan. See Note 12, “Stock Compensation” to our “Notes to Consolidated Financial Statements” for further information.

(2)	The average term of outstanding stock appreciation rights is 3.51 years.

(3)	Consists of 1,270,511 shares remaining available for future issuance under the Amended and Restated 2005 Long-Term Incentive Plan.

Description of Other Plans for the Grant of Equity Compensation
Long Term Incentive Plans

The description of the 2005 Long Term Incentive Plan and 2014 Long Term Incentive Plan provided in Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K/A are incorporated by reference under this Item.

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

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

A.     Financial Statements

1.	The financial statements filed as a part of this Annual Report on Form 10-K/A are listed in the “Index to Consolidated Financial Statements” within Part II, Item 8.

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts and Reserves filed as a part of this Annual Report on Form 10-K/A is listed in the “Index to Consolidated Financial Statements” within Part II, Item 8.
Schedules and compliance information other than those referred to above have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

B.    Exhibits Required by Item 601 of Regulation S-K
A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this Annual Report on Form 10-K/A is set forth in the Index to Exhibits, which immediately precedes such exhibits.

Item 16.        10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc.
(Registrant)

April 19, 2018	By: /s/ Thomas E. Ferguson
Thomas E. Ferguson, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

April 19, 2018	/s/ Kevern R. Joyce
Kevern R. Joyce Chairman of the Board of Directors

April 19, 2018	/s/ Thomas E. Ferguson
Thomas E. Ferguson President, Chief Executive Officer and Director (Principal Executive Officer)

April 19, 2018	/s/ Paul W. Fehlman
Paul W. Fehlman, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

April 19, 2018	/s/ James Drew Byelick
James Drew Byelick Vice President and Chief Accounting Officer

April 19, 2018	/s/ Daniel R. Feehan
Daniel R. Feehan Director

April 19, 2018	/s/ Daniel E. Berce
Daniel E. Berce Director

April 19, 2018	/s/ Paul Eisman
Paul Eisman Director

April 19, 2018	/s/ Venita McCellon-Allen
Venita McCellon-Allen Director

April 19, 2018	/s/ Ed McGough
Ed McGough Director

April 19, 2018	/s/ Steven R. Purvis
Steven R. Purvis Director

April 19, 2018	/s/ Stephen E. Pirnat
Stephen E. Pirnat Director

 Index to Exhibits as Required By Item 601 of Regulation S-K.

3.1	Amended and Restated Certificate of Formation of AZZ Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)
3.2	Amended and Restated Bylaws of AZZ Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2000)
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

10.20*	AZZ Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 21, 2016)
14.1	Code of Conduct. AZZ Inc. Code of Conduct may be accessed via the Company’s Website at www.azz.com.
21.1	Subsidiaries of the Registrant (Filed herewith)
23.1	Consent of BDO USA, LLP (Filed herewith)
31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Management contract, compensatory plan or arrangement