Form 10-Q/A
period 2017-05-31
AZZ INC
filed 2018-04-19
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note
Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A") amends and restates certain items noted below in the Quarterly Report on Form 10-Q of AZZ Inc. (the “Company”) for the quarter ended May 31, 2017, as originally filed with the Securities and Exchange Commission on July 6, 2017 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect the correction of an error in the previously reported financial statements related to the Company’s revenue recognition practices within its Energy segment. See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts.
For the convenience of the reader, this form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-Q/A amends and restates only the following financial statements and disclosures that were impacted from the correction of the error:

•	Part I, Item 1 - Financial Statements

•	Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4 - Controls and Procedures

•	Part II, Item 6 - Exhibits

•	Signatures
This Form 10-Q/A also amends Part II, Item 1 - Legal Proceedings to reflect updated legal matters. In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2), and the Company has provided its revised audited consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.
Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing, or modify or update any disclosures that may have been affected by subsequent events.
The Company is also concurrently filing an amended Annual Report for the fiscal year ended February 28, 2017 and an amended Quarterly Report for the quarterly period ended August 31, 2017 to restate the previously issued annual and interim financial statements due to the accounting error described above.

AZZ Inc.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	May 31, 2017	February 28, 2017
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$6,337	$11,302
Accounts receivable (net of allowance for doubtful accounts of $412 as of May 31, 2017 and $347 as of February 28, 2017)	152,545	138,470
Inventories:
Raw material	84,967	80,169
Work-in-process	8,956	6,832
Finished goods	7,103	7,006
Costs and estimated earnings in excess of billings on uncompleted contracts	57,198	50,262
Deferred income taxes	—	249
Prepaid expenses and other	8,380	2,762
Total current assets	325,486	297,052
Deferred income taxes	208	—
Property, plant and equipment, net	230,127	228,610
Goodwill	306,031	306,579
Intangibles and other assets, net	142,888	146,113
	$1,004,740	$978,354
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$47,484	$49,816
Income tax payable	524	778
Accrued salaries and wages	14,811	23,429
Other accrued liabilities	25,375	24,042
Customer deposits	1,711	1,459
Billings in excess of costs and estimated earnings on uncompleted contracts	22,539	20,617
Debt due within one year	14,286	16,629
Total current liabilities	126,730	136,770
Debt due after one year, net	285,478	254,800
Deferred income taxes	53,823	53,648
Total liabilities	466,031	445,218
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par, shares authorized 100,000; 25,994 shares issued and outstanding at May 31, 2017 and 25,964 shares issued and outstanding at February 28, 2017	25,994	25,964
Capital in excess of par value	36,654	37,739
Retained earnings	506,166	498,527
Accumulated other comprehensive loss	(30,105)	(29,094)
Total shareholders’ equity	538,709	533,136
	$1,004,740	$978,354
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended May 31,
	2017	2016
	(Restated)	(Restated)
Net sales	$205,283	$250,366
Cost of sales	157,901	185,238
Gross margin	47,382	65,128

Selling, general and administrative	27,359	28,819
Operating income	20,023	36,309

Interest expense	3,360	3,925
Net gain on sale of property, plant and equipment and insurance proceeds	(100)	(110)
Other income - net	(85)	(122)
Income before income taxes	16,848	32,616
Income tax expense	4,786	10,427
Net income	$12,062	$22,189
Earnings per common share
Basic earnings per share	$0.46	$0.86
Diluted earnings per share	$0.46	$0.85
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended May 31,
	2017	2016
	(Restated)	(Restated)
Net income	$12,062	$22,189
Other comprehensive loss:
Foreign currency translation adjustments
Unrealized translation gains (losses)	(997)	2,479
Interest rate swap, net of income tax of $7 and $7, respectively.	(14)	(14)
Other comprehensive income (loss)	(1,011)	2,465
Comprehensive income	$11,051	$24,654
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended May 31,
	2017	2016
	(Restated)	(Restated)
Cash Flows From Operating Activities:
Net income	$12,062	$22,189
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for doubtful accounts	63	(87)
Amortization and depreciation	12,423	12,634
Deferred income taxes	261	2,830
Net gain on sale of property, plant & equipment and insurance proceeds	(100)	(110)
Amortization of deferred borrowing costs	154	323
Share-based compensation expense	1,194	1,112
Effects of changes in assets & liabilities:
Accounts receivable	(14,114)	(20,976)
Inventories	(6,976)	1,131
Prepaid expenses and other	(5,619)	(4,833)
Other assets	(1,019)	74
Net change in billings related to costs and estimated earnings on uncompleted contracts	(4,940)	71
Accounts payable	(2,405)	7,747
Other accrued liabilities and income taxes payable	(6,788)	(12,237)
Net cash (used in) provided by operating activities	(15,804)	9,868
Cash Flows From Investing Activities:
Proceeds from sale or insurance settlement of property, plant, and equipment	171	127
Purchase of property, plant and equipment	(10,141)	(10,503)
Acquisition of subsidiaries, net of cash acquired	—	(22,679)
Net cash used in investing activities	(9,970)	(33,055)
Cash Flows From Financing Activities:
Proceeds from revolving loan	128,000	61,000
Payments on revolving loan	(36,500)	(46,000)
Payments on long term debt	(63,504)	(16,160)
Purchases of treasury shares	(2,683)	—
Payments of dividends	(4,423)	(3,888)
Net cash (used in) provided by financing activities	20,890	(5,048)
Effect of exchange rate changes on cash	(81)	119
Net decrease in cash & cash equivalents	(4,965)	(28,116)
Cash & cash equivalents at beginning of period	11,302	40,191
Cash & cash equivalents at end of period	$6,337	$12,075
Supplemental disclosures
Cash paid for interest	$2,286	$2,573
Cash paid for income taxes	$7,097	$6,966
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Restated)	Accumulated Other Comprehensive Income (Loss)	Total (Restated)

	Shares	Amount
Balance at February 28, 2017	25,964	$25,964	$37,739	$498,527	$(29,094)	$533,136
Stock compensation	—	—	1,194	—	—	1,194
Restricted stock units	42	42	(1,240)	—	—	(1,198)
Stock issued for SARs	—	—	—	—	—	—
Employee stock purchase plan	35	35	1,597	—	—	1,632
Retirement of treasury shares	(47)	(47)	(2,636)	—	—	(2,683)
Cash dividends paid	—	—	—	(4,423)	—	(4,423)
Net income, as restated	—	—	—	12,062	—	12,062
Foreign currency translation	—	—	—	—	(997)	(997)
Interest rate swap, net of $7 income tax	—	—	—	—	(14)	(14)
Balance at May 31, 2017, as restated	25,994	$25,994	$36,654	$506,166	$(30,105)	$538,709
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Presentation
The accompanying condensed consolidated balance sheet as of February 28, 2017, which was derived from audited restated financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2017, included in the Company’s Annual Report on Form 10-K/A covering such period.
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
The Company concluded that the impact of applying the percentage-of-completion method to its revenue contracts was materially different from its previously reported results under its historical practice. As a result, the Company is restating its condensed consolidated financial statements for the periods impacted. The following financial tables reconcile the previously reported amounts to the restated amounts for each condensed consolidated financial statement.
The table below sets forth the condensed consolidated balance sheet, including the balances originally reported, corrections and the as restated balances for each restated period (in thousands):

	May 31, 2017
	As Reported	Correction	As Restated
Assets
Inventories - net	$131,187	$(30,161)	$101,026
Costs and estimated earnings in excess of billings on uncompleted contracts	27,295	29,903	57,198
Total current assets	325,744	(258)	325,486
Total assets	$1,004,998	$(258)	$1,004,740
Liabilities and Shareholders’ Equity
Other accrued liabilities	$22,067	$3,308	$25,375
Customer deposits	23,629	(21,918)	1,711
Billings in excess of costs and estimated earnings on uncompleted contracts	7,898	14,641	22,539
Total current liabilities	130,699	(3,969)	126,730
Deferred income tax liabilities	52,431	1,392	53,823
Total liabilities	468,608	(2,577)	466,031
Shareholders’ equity:
Retained earnings	503,847	2,319	506,166
Total shareholders’ equity	536,390	2,319	538,709
Total liabilities and shareholders' equity	$1,004,998	$(258)	$1,004,740

The table below sets forth the condensed consolidated statements of income, including the balances originally reported, corrections and the as restated balances for each restated period (in thousands, except per share data):

	Three Months Ended May 31,
	2017			2016
	As Reported	Correction	As Restated	As Reported	Correction	As Restated
Net Sales	$208,551	$(3,268)	$205,283	$242,667	$7,699	$250,366
Cost of Sales	159,285	(1,384)	157,901	179,340	5,898	185,238
Gross Profit	49,266	(1,884)	47,382	63,327	1,801	65,128

Operating Income	21,907	(1,884)	20,023	34,508	1,801	36,309

Income Before Income Taxes	18,732	(1,884)	16,848	30,815	1,801	32,616
Income Tax Expense	5,492	(706)	4,786	9,752	675	10,427
Net Income	$13,240	$(1,178)	$12,062	$21,063	$1,126	$22,189
Earnings Per Common Share
Basic Earnings Per Share	$0.51	$(0.05)	$0.46	$0.81	$0.05	$0.86
Diluted Earnings Per Share	$0.51	$(0.05)	$0.46	$0.81	$0.04	$0.85

The table below sets forth the condensed consolidated statements of comprehensive income, including the balances originally reported, corrections and the as restated balances for each restated period (in thousands):

	Three Months Ended May 31,
	2017			2016
	As Reported	Correction	As Restated	As Reported	Correction	As Restated
Net Income	$13,240	$(1,178)	$12,062	$21,063	$1,126	$22,189
Comprehensive Income	12,229	(1,178)	11,051	23,528	1,126	24,654
The table below sets forth the condensed consolidated statements of cash flows from operating activities, including the balances originally reported, corrections and the as restated balances for each restated period (in thousands):

	Three Months Ended May 31,
	2017			2016
	As Reported	Correction	As Restated	As Reported	Correction	As Restated
Cash flows from operating activities:
Net income	$13,240	$(1,178)	$12,062	$21,063	$1,126	$22,189
Deferred income taxes	967	(706)	261	2,155	675	2,830
Inventories	(7,936)	960	(6,976)	(5,547)	6,678	1,131
Net change in billings related to costs and estimated earnings on uncompleted contracts	(10,725)	5,785	(4,940)	5,447	(5,376)	71
Other accrued liabilities and income taxes payable	(1,927)	(4,861)	(6,788)	(9,134)	(3,103)	(12,237)
Net cash (used in) provided by operating activities:	$(15,804)	$—	$(15,804)	$9,868	$—	$9,868
The restatement had no impact on cash flows from investing activities or financing activities.

The table below sets forth the condensed consolidated statement of shareholders' equity, including the balances originally reported, corrections and the as restated balances for each restated period (in thousands):

	Retained Earnings	Total Stockholders' Equity
Balance at May 31, 2017, as reported	$503,847	$536,390
Correction	2,319	2,319
Balance at May 31, 2017, as restated	$506,166	$538,709
In addition to the restated consolidated financial statements, the information contained in Notes 3 and 5 has been restated.

3.	Earnings Per Share

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months ended May 31,
	2017	2016
	(Restated)	(Restated)
Numerator:
Net income for basic and diluted earnings per common share	$12,062	$22,189
Denominator:
Denominator for basic earnings per common share–weighted average shares	26,012	25,913
Effect of dilutive securities:
Employee and director stock awards	81	130
Denominator for diluted earnings per common share	26,093	26,043
Earnings per share basic and diluted:
Basic earnings per common share	$0.46	$0.86
Diluted earnings per common share	$0.46	$0.85

4.	Share-based Compensation
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
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows (in thousands):

Three months ended May 31,	2017	2016
Compensation Expense	$1,194	$1,112
Income tax benefits	$382	$356
Unrecognized compensation cost related to restricted stock units, performance share unit awards, stock appreciation rights, and the employee stock purchase plan at May 31, 2017 totals $10.0 million.
The Company’s policy is to issue shares required under these plans from the Company’s treasury shares or from the Company’s authorized but unissued shares.

5.	Segments

Information regarding operations and assets by segment was as follows (in thousands):

	Three Months Ended May 31,
	2017	2016
	(Restated)	(Restated)
Net Sales:
Energy	$113,206	$145,801
Metal Coatings	92,077	104,565
Total net sales	205,283	250,366

Operating Income:
Energy	6,711	20,554
Metal Coatings	21,242	24,302
Corporate	(7,930)	(8,547)
Total operating income	20,023	36,309

Interest expense	3,360	3,925
Net gain on sale of property, plant and equipment and insurance proceeds	(100)	(110)
Other income, net	(85)	(122)
Income before income taxes	$16,848	$32,616

	As of
	May 31, 2017	February 28, 2017
	(Restated)
Total Assets:
Energy	$558,123	$536,557
Metal Coatings	432,516	428,330
Corporate	14,101	13,467
	$1,004,740	$978,354

Financial Information About Geographical Areas
Below is a breakdown of selected financial information by geographical area (in thousands):

	Three Months Ended May 31,
	2017	2016
	(Restated)	(Restated)
Net Sales:
U.S.	$166,730	$196,359
International	38,553	54,163
Eliminations	—	(156)
Total Net Sales	$205,283	$250,366

	May 31, 2017	February 28, 2017
Property, Plant and Equipment, Net:
U.S.	$207,149	$205,079
Canada	17,369	18,002
Other Countries	5,609	5,529
Total Property, Plant and Equipment, Net	$230,127	$228,610

6.	Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within accrued liabilities on the consolidated balance sheet. Management periodically reviews the reserves and makes adjustments accordingly. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following table shows changes in the warranty reserves since the end of fiscal 2017 (in thousands):

Warranty Reserve
Balance at February 28, 2017	$2,098
Warranty costs incurred	(453)
Additions charged to income	112
Balance at May 31, 2017	$1,757

7.	Debt

Our debt consisted of the following (in thousands):

	As of
	May 31, 2017	February 28, 2017
Senior Notes, due in balloon payment in January 2021	$125,000	$125,000
Senior Notes, due in annual installments of $14,286 beginning in March 2012 through March 2018	14,286	28,571
Term Note, due in quarterly installments beginning in June 2013 through March 2018	—	49,219
Revolving line of credit with bank	161,000	69,500
Total debt	300,286	272,290
Unamortized debt issuance costs for Senior Notes and Term Note	(522)	(861)
Total debt, net	299,764	271,429
Less amount due within one year	(14,286)	(16,629)
Debt due after one year, net	$285,478	$254,800

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

8.	Subsequent Events

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Quarterly Report on Form 10-Q/A may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand and response to products and services offered by AZZ, including demand by the power generation markets, electrical transmission and distribution markets, the industrial markets, and the hot dip galvanizing markets; prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; changes in the political stability and economic conditions of the various markets that AZZ serves, foreign and domestic, customer requested delays of shipments, acquisition opportunities, currency exchange rates, adequacy of financing, and availability of experienced management and employees to implement AZZ’s continued growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; the continuing economic volatility in the U.S. and other markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business in AZZ’s Annual Report on Form 10-K/A for the fiscal year ended February 28, 2017 and other filings with the SEC, available for viewing on AZZ’s website at www.azz.com and on the SEC’s website at www.sec.gov.
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
The following discussion should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K/A for the fiscal year ended February 28, 2017, and with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q/A.
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
We concluded that the impact of applying the percentage-of-completion method to our revenue contracts was materially different from its previously reported results under our historical practice. As a result, we are restating our consolidated financial statements for the periods impacted. See Note 2 to the Condensed Consolidated Financial Statements within Item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts.
RESULTS OF OPERATIONS
We have two distinct operating segments, the Energy Segment and the Metal Coatings Segment, as defined in our Annual Report on Form 10-K/A for the fiscal year ended February 28, 2017. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue and operating income by segment to evaluate our segments. Segment operating income consists of net sales less cost of sales and selling, general and administrative expenses that are specifically identifiable to a segment. For a reconciliation of segment operating income to income before income taxes, see Note 5 to our quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

Orders and Backlog
Our entire backlog relates to our Energy Segment and was $306.4 million as of May 31, 2017, a decrease of $11.5 million, or 3.6%, as compared to $317.9 million as of February 28, 2017. Our backlog decreased $16.2 million, or 5.0%, as compared to the same period in the prior fiscal year. Both of these decreases were primarily the result of a softer market in the first quarter of fiscal 2018. For the three months ended May 31, 2017, our book-to-ship ratio decreased from 1.00 to 1 to 0.94 to 1 when compared to same period of fiscal 2017 and our incoming orders decreased by $56.7 million, or 22.6%. The table below includes the progression of the backlog:
Backlog Table
(in thousands)(unaudited)
(Restated)

	Period Ended		Period Ended
Backlog	2/28/2017	$317,922	02/29/2016	$310,623
Bookings		193,754		250,479
Acquired Backlog		—		11,903
Shipments		205,283		250,366
Backlog	5/31/2017	306,393	5/31/2016	322,639
Book to Ship Ratio		0.94		1.00
Segment Revenues
For the three months ended May 31, 2017, consolidated revenues decreased $45.1 million, or 18.0%, as compared to the same period in fiscal 2017.
The following table reflects the breakdown of revenue by segment:

	Three Months Ended
	5/31/2017	5/31/2016
	(Restated)	(Restated)
	(In thousands)(unaudited)
Revenue:
Energy	$113,206	$145,801
Metal Coatings	92,077	104,565
Total Revenue	$205,283	$250,366
Revenues for the Energy Segment decreased 22.4% for the three months ended May 31, 2017, to $113.2 million as compared to the same period in fiscal 2017. The decrease in revenue during the quarter was caused by several factors including reduced turnarounds in the U.S. refinery market, continued softness in the petrochemical market, and delays in the release of several large projects in the U.S. and overseas.
Revenues for the Metal Coatings Segment decreased 11.9% for the three months ended May 31, 2017, to $92.1 million as compared to the same period in fiscal 2017. The decline was a result of a volume decrease in steel processed caused by softness in the solar, petrochemical, and the oil and gas markets which more than offset higher pricing during the period.
Segment Operating Income
Operating income for the Energy Segment decreased by $13.8 million, or 67.3%, to $6.7 million for the three months ended May 31, 2017 as compared to the same period in fiscal 2017. This decrease is attributable to the reduction in refinery turnarounds described above, which typically carry a higher margin, coupled with generally lower margin projects in the balance of the segment.
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

Interest Expense
Interest expense for the three months ended May 31, 2017 was $3.4 million as compared to $3.9 million for the three months ended May 31, 2016. The decrease in interest expense in comparison to the same period in the prior year was the result of a lower average outstanding debt balance. As of May 31, 2017, our gross outstanding debt was $300.3 million, compared to $0.3 million outstanding as of May 31, 2016. Our gross debt to equity ratio was 0.56 to 1 as of May 31, 2017, compared to 0.64 to 1 as of May 31, 2016.
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
Income Taxes
The provision for income taxes reflects an effective tax rate of 28.4% for the three months ended May 31, 2017, as compared to 32.0% for the same period in fiscal 2017.

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
Our working capital was $198.8 million as of May 31, 2017, as compared to $168.9 million at May 31, 2016.

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, due to the material weakness described below, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q/A to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective as of the end of the period covered by this Form 10-Q/A to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely discussions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
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
Subject to these remediation efforts, that were implemented after May 31, 2017, there have been no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On January 11, 2018, Logan Mullins, acting on behalf of himself and a putative class of persons who purchased or otherwise acquired the Company's securities between April 22, 2015 and January 8, 2018, filed a class action complaint in the U.S. District Court for the Northern District of Texas against the Company and two of its executive officers, Thomas E. Ferguson and Paul W. Fehlman. Logan Mullins v. AZZ, Inc., et al., Case No. 4:18-cv-00025-Y. The complaint alleges, among other things, that the Company's SEC filings contained statements that were rendered materially false and misleading by the Company's alleged failure to properly recognize revenue related to certain contracts in its Energy Segment in purported violation of (1) Section 10(b) of the Exchange Act and Rule 10b-5 and (2) Section 20(a) of the Exchange Act. The plaintiffs seek an award of compensatory and punitive damages, interests, attorneys' fees and costs. The Company denies the allegations and believes it has strong defenses to vigorously contest them. The Company cannot predict the outcome of this action nor when it will be resolved. If the plaintiffs were to prevail in this matter, the Company could be liable for damages, which could potentially be material and could adversely affect its financial condition or results of operations.
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
Item 1A. Risk Factors
There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended February 28, 2017.
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

AZZ Inc. (Registrant)

DATE: April 19, 2018	By:	/s/ Paul W. Fehlman
Paul W. Fehlman Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Formation of AZZ Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)

3.2	Amended and Restated Bylaws of AZZ Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)

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