Form 10-Q/A
period 2017-08-31
AZZ INC
filed 2018-04-19
CIK 8947

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

Explanatory Note
Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A") amends and restates certain items noted below in the Quarterly Report on Form 10-Q of AZZ Inc. (the “Company”) for the quarter ended August 31, 2017, as originally filed with the Securities and Exchange Commission on October 3, 2017 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect the correction of an error in the previously reported financial statements related to the Company’s revenue recognition practices within its Energy segment. See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts.
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
The Company is also concurrently filing an amended Annual Report for the fiscal year ended February 28, 2017 and an amended Quarterly Report for the quarterly period ended May 31, 2017 to restate the previously issued annual and interim financial statements due to the accounting error described above.

AZZ Inc.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	August 31, 2017	February 28, 2017
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$3,549	$11,302
Accounts receivable (net of allowance for doubtful accounts of $391 as of August 31, 2017 and $347 as of February 28, 2017)	138,544	138,470
Inventories:
Raw material	89,138	80,169
Work-in-process	12,574	6,832
Finished goods	6,741	7,006
Costs and estimated earnings in excess of billings on uncompleted contracts	65,818	50,262
Deferred income taxes	—	249
Prepaid expenses and other	6,824	2,762
Total current assets	323,188	297,052
Deferred income taxes	215	—
Property, plant and equipment, net	230,314	228,610
Goodwill	310,032	306,579
Intangibles and other assets, net	145,833	146,113
	$1,009,582	$978,354
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$43,698	$49,816
Income tax payable	1,357	778
Accrued salaries and wages	14,188	23,429
Other accrued liabilities	21,590	24,042
Customer deposits	1,606	1,459
Billings in excess of costs and estimated earnings on uncompleted contracts	21,687	20,617
Debt due within one year	14,286	16,629
Total current liabilities	118,412	136,770
Debt due after one year, net	287,522	254,800
Deferred income taxes	54,559	53,648
Total liabilities	460,493	445,218
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par, shares authorized 100,000; 25,961 shares issued and outstanding at August 31, 2017 and 25,964 shares issued and outstanding at February 28, 2017	25,961	25,964
Capital in excess of par value	36,391	37,739
Retained earnings	511,530	498,527
Accumulated other comprehensive loss	(24,793)	(29,094)
Total shareholders’ equity	549,089	533,136
	$1,009,582	$978,354
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$196,329	$200,790	$401,612	$451,156
Cost of sales	152,529	158,686	310,430	343,924
Gross margin	43,800	42,104	91,182	107,232

Selling, general and administrative	26,413	26,997	53,772	55,816
Operating income	17,387	15,107	37,410	51,416

Interest expense	3,400	3,580	6,760	7,505
Net loss on sale of property, plant and equipment and insurance proceeds	654	192	554	82
Other income - net	(394)	(68)	(479)	(190)
Income before income taxes	13,727	11,403	30,575	44,019
Income tax expense	3,941	1,244	8,727	11,671
Net income	$9,786	$10,159	$21,848	$32,348
Earnings per common share
Basic earnings per share	$0.38	$0.39	$0.84	$1.25
Diluted earnings per share	$0.38	$0.39	$0.84	$1.24
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
	(Restated)	(Restated)	(Restated)	(Restated)
Net income	$9,786	$10,159	$21,848	$32,348
Other comprehensive income (loss):
Foreign currency translation adjustments
Unrealized translation gains	5,326	205	4,328	2,683
Interest rate swap, net of income tax of $7, $7, $15, and $15, respectively.	(14)	(14)	(27)	(27)
Other comprehensive income	5,312	191	4,301	2,656
Comprehensive income	$15,098	$10,350	$26,149	$35,004
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended August 31,
	2017	2016
	(Restated)	(Restated)
Cash Flows From Operating Activities:
Net income	$21,848	$32,348
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	47	11
Amortization and depreciation	24,984	25,370
Deferred income taxes	850	2,266
Net loss on disposition of property, plant & equipment due to realignment	—	6,706
Net loss on sale of property, plant & equipment and insurance proceeds	554	82
Amortization of deferred borrowing costs	303	639
Share-based compensation expense	3,400	3,198
Effects of changes in assets & liabilities:
Accounts receivable	939	(3,247)
Inventories	(13,304)	(3,267)
Prepaid expenses and other	(4,021)	(3,040)
Other assets	(1,106)	141
Net change in billings related to costs and estimated earnings on uncompleted contracts	(14,197)	(1,874)
Accounts payable	(6,770)	1,656
Other accrued liabilities and income taxes payable	(10,742)	(10,961)
Net cash provided by operating activities	2,785	50,028
Cash Flows From Investing Activities:
Proceeds from sale or insurance settlement of property, plant, and equipment	177	320
Purchase of property, plant and equipment	(16,636)	(19,760)
Acquisition of subsidiaries, net of cash acquired	(10,250)	(22,679)
Net cash used in investing activities	(26,709)	(42,119)
Cash Flows From Financing Activities:
Proceeds from revolving loan	209,000	86,000
Payments on revolving loan	(115,500)	(92,000)
Payments on long term debt	(63,504)	(18,505)
Purchases of treasury shares	(5,185)	—
Payments of dividends	(8,845)	(7,787)
Net cash provided by (used in) financing activities	15,966	(32,292)
Effect of exchange rate changes on cash	205	106
Net decrease in cash & cash equivalents	(7,753)	(24,277)
Cash & cash equivalents at beginning of period	11,302	40,191
Cash & cash equivalents at end of period	$3,549	$15,914
Supplemental disclosures
Cash paid for interest	$7,020	$7,230
Cash paid for income taxes	$7,605	$9,764
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Restated)	Accumulated Other Comprehensive Income (Loss)	Total (Restated)

	Shares	Amount
Balance at February 28, 2017	25,964	$25,964	$37,739	$498,527	$(29,094)	$533,136
Stock compensation	16	16	3,384	—	—	3,400
Restricted stock units	42	42	(1,240)	—	—	(1,198)
Stock issued for SARs	1	1	(1)	—	—	—
Employee stock purchase plan	35	35	1,597	—	—	1,632
Retirement of treasury shares	(97)	(97)	(5,088)	—	—	(5,185)
Cash dividends paid	—	—	—	(8,845)	—	(8,845)
Net income, as restated	—	—	—	21,848	—	21,848
Foreign currency translation	—	—	—	—	4,328	4,328
Interest rate swap, net of $15 income tax	—	—	—	—	(27)	(27)
Balance at August 31, 2017, as restated	25,961	$25,961	$36,391	$511,530	$(24,793)	$549,089
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
The table below sets forth the condensed consolidated balance sheet, including the balances originally reported, corrections and the as restated balances for each restated period (in thousands):

	August 31, 2017
	As Reported	Correction	As Restated
Assets
Inventories - net	$144,008	$(35,555)	$108,453
Costs and estimated earnings in excess of billings on uncompleted contracts	32,082	33,736	65,818
Total current assets	325,007	(1,819)	323,188
Total assets	$1,011,401	$(1,819)	$1,009,582
Liabilities and Shareholders’ Equity
Other accrued liabilities	$20,085	$1,505	$21,590
Customer deposits	25,951	(24,345)	1,606
Billings in excess of costs and estimated earnings on uncompleted contracts	6,708	14,979	21,687
Total current liabilities	126,273	(7,861)	118,412
Deferred income tax liabilities	52,293	2,266	54,559
Total liabilities	466,088	(5,595)	460,493
Shareholders’ equity:
Retained earnings	507,754	3,776	511,530
Total shareholders’ equity	545,313	3,776	549,089
Total liabilities and shareholders' equity	$1,011,401	$(1,819)	$1,009,582

The table below sets forth the condensed consolidated statements of income, including the balances originally reported, corrections and the as restated balances for each restated period (in thousands, except per share data):

	Three Months Ended August 31,
	2017			2016
	As Reported	Correction	As Restated	As Reported	Correction	As Restated
Net Sales	$190,407	$5,922	$196,329	$195,045	$5,745	$200,790
Cost of Sales	148,938	3,591	152,529	153,159	5,527	158,686
Gross Profit	41,469	2,331	43,800	41,886	218	42,104

Operating Income	15,056	2,331	17,387	14,889	218	15,107

Income Before Income Taxes	11,396	2,331	13,727	11,185	218	11,403
Income Tax Expense	3,067	874	3,941	1,162	82	1,244
Net Income	$8,329	$1,457	$9,786	$10,023	$136	$10,159
Earnings Per Common Share
Basic Earnings Per Share	$0.32	$0.06	$0.38	$0.39	$—	$0.39
Diluted Earnings Per Share	$0.32	$0.06	$0.38	$0.38	$0.01	$0.39

	Six Months Ended August 31,
	2017			2016
	As Reported	Correction	As Restated	As Reported	Correction	As Restated
Net Sales	$398,958	$2,654	$401,612	$437,712	$13,444	$451,156
Cost of Sales	308,223	2,207	310,430	332,499	11,425	343,924
Gross Profit	90,735	447	91,182	105,213	2,019	107,232

Operating Income	36,963	447	37,410	49,397	2,019	51,416

Income Before Income Taxes	30,128	447	30,575	42,000	2,019	44,019
Income Tax Expense	8,559	168	8,727	10,914	757	11,671
Net Income	$21,569	$279	$21,848	$31,086	$1,262	$32,348
Earnings Per Common Share
Basic Earnings Per Share	$0.83	$0.01	$0.84	$1.20	$0.05	$1.25
Diluted Earnings Per Share	$0.83	$0.01	$0.84	$1.19	$0.05	$1.24
The table below sets forth the condensed consolidated statements of comprehensive income, including the balances originally reported, corrections and the as restated balances for each restated period (in thousands):

	Three Months Ended August 31,
	2017			2016
	As Reported	Correction	As Restated	As Reported	Correction	As Restated
Net Income	$8,329	$1,457	$9,786	$10,023	$136	$10,159
Comprehensive Income	13,641	1,457	15,098	10,214	136	10,350

	Six Months Ended August 31,
	2017			2016
	As Reported	Correction	As Restated	As Reported	Correction	As Restated
Net Income	$21,569	$279	$21,848	$31,086	$1,262	$32,348
Comprehensive Income	25,870	279	26,149	33,742	1,262	35,004

The table below sets forth the condensed consolidated statements of cash flows from operating activities, including the balances originally reported, corrections and the as restated balances for each restated period (in thousands):

	Six Months Ended August 31,
	2017			2016
	As Reported	Correction	As Restated	As Reported	Correction	As Restated
Cash flows from operating activities:
Net income	$21,569	$279	$21,848	$31,086	$1,262	$32,348
Deferred income taxes	682	168	850	1,509	757	2,266
Inventories	(19,658)	6,354	(13,304)	(15,832)	12,565	(3,267)
Net change in billings related to costs and estimated earnings on uncompleted contracts	(16,487)	2,290	(14,197)	8,028	(9,902)	(1,874)
Other accrued liabilities and income taxes payable	(1,651)	(9,091)	(10,742)	(6,279)	(4,682)	(10,961)
Net cash provided by operating activities:	$2,785	$—	$2,785	$50,028	$—	$50,028
The restatement had no impact on cash flows from investing activities or financing activities.
The table below sets forth the condensed consolidated statement of shareholders' equity, including the balances originally reported, corrections and the as restated balances for each restated period (in thousands):

	Retained Earnings	Total Stockholders' Equity
Balance at August 31, 2017, as reported	$507,754	$545,313
Correction	3,776	3,776
Balance at August 31, 2017, as restated	$511,530	$549,089
In addition to the restated consolidated financial statements, the information contained in Notes 3 and 5 has been restated.

3.	Earnings Per Share

Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
	(Restated)	(Restated)	(Restated)	(Restated)
Numerator:
Net income for basic and diluted earnings per common share	$9,786	$10,159	$21,848	$32,348
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,970	25,987	25,991	25,950
Effect of dilutive securities:
Employee and director stock awards	66	132	74	131
Denominator for diluted earnings per common share	26,036	26,119	26,065	26,081
Earnings per share basic and diluted:
Basic earnings per common share	$0.38	$0.39	$0.84	$1.25
Diluted earnings per common share	$0.38	$0.39	$0.84	$1.24

4.	Share-based Compensation
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

Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows (in thousands):

Six months ended August 31,	2017	2016
Compensation Expense	$3,400	$3,198
Income tax benefits	$1,088	$1,023
Unrecognized compensation cost related to restricted stock units, performance share unit awards, stock appreciation rights, and the employee stock purchase plan at August 31, 2017 totals $8.6 million.
The Company’s policy is to issue shares required under these plans from the Company’s treasury shares or from the Company’s authorized but unissued shares.

5.	Segments

Information regarding operations and assets by segment was as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
	(Restated)	(Restated)	(Restated)	(Restated)
Net Sales:
Energy	$97,299	$103,346	$210,504	$249,147
Metal Coatings	99,030	97,444	191,108	202,009
Total net sales	196,329	200,790	401,612	451,156

Operating Income:
Energy	2,363	8,413	9,074	28,967
Metal Coatings	23,409	15,032	44,651	39,334
Corporate	(8,385)	(8,338)	(16,315)	(16,885)
Total operating income	17,387	15,107	37,410	51,416

Interest expense	3,400	3,580	6,760	7,505
Net loss on sale of property, plant and equipment and insurance proceeds	654	192	554	82
Other income, net	(394)	(68)	(479)	(190)
Income before income taxes	$13,727	$11,403	$30,575	$44,019

	As of
	August 31, 2017	February 28, 2017
	(Restated)
Total Assets:
Energy	$549,216	$536,557
Metal Coatings	449,228	428,330
Corporate	11,138	13,467
	$1,009,582	$978,354

Financial Information About Geographical Areas
Below is a breakdown of selected financial information by geographical area (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
	(Restated)	(Restated)	(Restated)	(Restated)
Net Sales:
U.S.	$162,594	$146,783	$329,323	$308,881
International	33,839	54,163	72,393	142,970
Eliminations	(104)	(156)	(104)	(695)
Total Net Sales	$196,329	$200,790	$401,612	$451,156

	August 31, 2017	February 28, 2017
Property, Plant and Equipment, Net:
U.S.	$206,298	$205,079
Canada	18,169	18,002
Other Countries	5,847	5,529
Total Property, Plant and Equipment, Net	$230,314	$228,610

6.	Warranty Reserves
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

Warranty Reserve
Balance at February 28, 2017	$2,098
Warranty costs incurred	(993)
Additions charged to income	695
Balance at August 31, 2017	$1,800

7.	Debt

Our debt consisted of the following (in thousands):

	As of
	August 31, 2017	February 28, 2017
Senior Notes, due in balloon payment in January 2021	$125,000	$125,000
Senior Notes, due in annual installments of $14,286 beginning in March 2012 through March 2018	14,286	28,571
Term Note, due in quarterly installments beginning in June 2013 through March 2018	—	49,219
Revolving line of credit with bank	163,000	69,500
Total debt	302,286	272,290
Unamortized debt issuance costs for Senior Notes and Term Note	(478)	(861)
Total debt, net	301,808	271,429
Less amount due within one year	(14,286)	(16,629)
Debt due after one year, net	$287,522	$254,800

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

9.	Subsequent Events

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

Orders and Backlog
Our entire backlog relates to our Energy Segment and was $300.1 million as of August 31, 2017, a decrease of $17.8 million, or 5.6%, as compared to $317.9 million as of February 28, 2017. Our backlog decreased $15.4 million, or 4.9%, as compared to the same period in the prior fiscal year. Both of these decreases were primarily the result of a softer market in the first half of fiscal 2018. For the three months ended August 31, 2017, our book-to-bill ratio increased to 0.97 to 1 from 0.96 to 1 when compared to same period of fiscal 2017 and our incoming orders decreased by $3.7 million, or 1.9%. The table below includes the progression of the backlog:
Backlog Table
(in thousands)(unaudited)
(Restated)

	Period Ended		Period Ended
Backlog	2/28/2017	$317,922	02/29/2016	$310,623
Bookings		193,754		250,479
Acquired Backlog		—		11,903
Shipments		205,283		250,366
Backlog	5/31/2017	306,393	5/31/2016	322,639
Book to Ship Ratio		0.94		1.00
Bookings		190,055		193,712
Shipments		196,329		200,790
Backlog	8/31/2017	300,119	8/31/2016	315,561
Book to Ship Ratio		0.97		0.96
Segment Revenues
For the three and six months ended August 31, 2017, consolidated revenues decreased $4.5 million, or 2.2%, and $49.5 million, or 11.0% as compared to the same period in fiscal 2017.
The following table reflects the breakdown of revenue by segment:

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)(unaudited)
Revenue:
Energy	$97,299	$103,346	$210,504	$249,147
Metal Coatings	99,030	97,444	191,108	202,009
Total Revenue	$196,329	$200,790	$401,612	$451,156
Revenues for the Energy Segment decreased 5.9% for the three months ended August 31, 2017, to $97.3 million as compared to the same period in fiscal 2017. The decrease in revenue during the second quarter was caused by several factors including reduced turnarounds in the U.S. refinery market, continued softness in the petrochemical market, and delays in the release of several large projects in the U.S. and overseas. Revenues decreased 15.5% for the six months ended August 31, 2017, to $210.5 million as compared to the same period in fiscal 2017, primarily on the turnaround softness in the first half of the year and the effects of the nuclear market from the Westinghouse bankruptcy filed on March 29, 2017.
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
Segment Operating Income

Operating income for the Energy Segment decreased by $6.1 million, or 71.9%, to $2.4 million for the three months ended August 31, 2017 as compared to the same period in fiscal 2017. This decrease is attributable to the reduction in refinery turnarounds described above, which typically carry a higher margin, coupled with generally lower margin projects in the balance of the segment. Operating income decreased $19.9 million, or 68.7%, to $9.1 million for the six months ended August 31, 2017 as compared to the same period in fiscal 2017. This decrease is attributable to the same impact of the market as discussed for the quarterly comparison.
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

Interest Expense
Interest expense for the three and six month periods ended August 31, 2017 was $3.4 million and $6.8 million, respectively. Interest expense for the three and six month periods ended August 31, 2016 was $3.6 million and $7.5 million, respectively. The decrease in interest expense in comparison to the same respective periods in the prior year was the result of a lower average outstanding debt balance. As of August 31, 2017, our gross outstanding debt was $302.3 million, compared to $302.5 million outstanding as of August 31, 2016. Our gross debt to equity ratio was 0.55 to 1 as of August 31, 2017, compared to 0.59 to 1 as of August 31, 2016.
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
Income Taxes
The provision for income taxes reflects an effective tax rate of 28.7% and 28.5% for the three and six months ended August 31, 2017, respectively, as compared to 10.9% and 26.5% for the same respective periods in fiscal 2017. The increase in the rate for the three month period ended August 31, 2017 is attributable to the early adoption of ASU 2016-09 and state tax benefits from realignment costs incurred during the second quarter of fiscal 2017 and overall timing of stock compensation awards. The increase in the rate for the six month period ended August 31, 2017 is attributable to the early adoption of ASU 2016-09 in fiscal 2017 and overall timing of stock compensation awards during the second quarter of fiscal 2017.

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
Our working capital was $204.8 million as of August 31, 2017, as compared to $166.2 million at August 31, 2016.
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

Subject to these remediation efforts, that were implemented after August 31, 2017, there have been no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information

None.
Item 6. Exhibits
Exhibits Required by Item 601 of Regulation S-K.
A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 28, which immediately precedes such exhibits.

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