Form 10-Q
period 2017-11-30
AZZ INC
filed 2018-05-15
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12777

AZZ Inc.
(Exact name of registrant as specified in its charter)

TEXAS	75-0948250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Museum Place, Suite 500 3100 West 7th Street Fort Worth, Texas 76107

(Address of principal executive offices, including zip code)
(817) 810-0095
(Registrant’s telephone number, including area code)
NONE
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at May 2, 2018:
Common Stock, $1.00 par value per share	26,024,006

AZZ INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	November 30, 2017	February 28, 2017
Assets
Current assets:
Cash and cash equivalents	$10,651	$11,302
Accounts receivable (net of allowance for doubtful accounts of $3,300 as of November 30, 2017 and $347 as of February 28, 2017)	148,260	138,470
Inventories:
Raw material	93,883	80,169
Work-in-process	5,834	6,832
Finished goods	11,655	7,006
Costs and estimated earnings in excess of billings on uncompleted contracts	59,365	50,262
Deferred income taxes	—	249
Prepaid expenses and other	5,495	2,762
Total current assets	335,143	297,052
Property, plant and equipment, net	219,173	228,610
Goodwill	317,364	306,579
Intangibles and other assets, net	157,577	146,113
Total assets	$1,029,257	$978,354
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$45,668	$49,816
Income tax payable	481	778
Accrued salaries and wages	14,982	23,429
Other accrued liabilities	22,730	24,042
Customer deposits	3,449	1,459
Billings in excess of costs and estimated earnings on uncompleted contracts	34,570	20,617
Debt due within one year	14,286	16,629
Total current liabilities	136,166	136,770
Debt due after one year, net	292,566	254,800
Other long-term liabilities	728	—
Deferred income taxes	56,021	53,648
Total liabilities	485,481	445,218
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par, shares authorized 100,000; 25,954 shares issued and outstanding at November 30, 2017 and 25,964 shares issued and outstanding at February 28, 2017	25,954	25,964
Capital in excess of par value	37,138	37,739
Retained earnings	506,943	498,527
Accumulated other comprehensive loss	(26,259)	(29,094)
Total shareholders’ equity	543,776	533,136
Total liabilities and shareholders' equity	$1,029,257	$978,354
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Net sales	$208,158	$228,116	$609,770	$679,272
Cost of sales	177,041	176,819	487,471	520,742
Gross margin	31,117	51,297	122,299	158,530

Selling, general and administrative	29,563	25,082	83,335	80,898
Operating income	1,554	26,215	38,964	77,632

Interest expense	3,507	3,654	10,267	11,159
Net loss (gain) on sale of property, plant and equipment and insurance proceeds	22	(57)	576	26
Other income, net	(7)	(759)	(486)	(949)
Income before income taxes	(1,968)	23,377	28,607	67,396
Income tax (benefit) expense	(1,802)	6,731	6,925	18,402
Net income (loss)	$(166)	$16,646	$21,682	$48,994
Earnings (loss) per common share
Basic earnings per share	$(0.01)	$0.64	$0.83	$1.89
Diluted earnings per share	$(0.01)	$0.64	$0.83	$1.88

Cash dividends declared per common share	$0.17	$0.17	$0.51	$0.47
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Net income (loss)	$(166)	$16,646	$21,682	$48,994
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax of $0	(1,453)	(2,918)	2,876	(235)
Interest rate swap, net of income tax of $7, $7, $22, and $22, respectively.	(13)	(14)	(41)	(41)
Other comprehensive income (loss)	(1,466)	(2,932)	2,835	(276)
Comprehensive income (loss)	$(1,632)	$13,714	$24,517	$48,718
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended November 30,
	2017	2016
		(Restated)
Cash Flows From Operating Activities
Net income	$21,682	$48,994
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,940	18
Amortization and depreciation	37,840	37,964
Deferred income taxes	2,362	(538)
Net loss on disposition of property, plant and equipment due to impairment	8,285	6,602
Net loss on sale of property, plant and equipment and insurance proceeds	576	26
Amortization of deferred borrowing costs	450	952
Share-based compensation expense	4,810	4,408
Effects of changes in assets and liabilities:
Accounts receivable	(15,754)	(33,706)
Inventories	(11,744)	(6,795)
Prepaid expenses and other	(2,518)	(1,554)
Other assets	(57)	(2,451)
Net change in billings related to costs and estimated earnings on uncompleted contracts	4,896	(3,277)
Accounts payable	(5,867)	7,588
Other accrued liabilities and income taxes payable	(9,191)	(956)
Net cash provided by operating activities	38,710	57,275
Cash Flows From Investing Activities
Proceeds from sale or insurance settlement of property, plant and equipment	200	543
Purchase of property, plant and equipment	(21,533)	(29,135)
Acquisition of subsidiaries, net of cash acquired	(32,841)	(22,679)
Net cash used in investing activities	(54,174)	(51,271)
Cash Flows From Financing Activities
Proceeds from revolving loan	273,000	150,000
Payments on revolving loan	(174,500)	(144,000)
Payments on long term debt	(63,505)	(20,848)
Purchases of treasury shares	(7,518)	(5,282)
Payments of dividends	(13,266)	(12,216)
Net cash provided by (used in) financing activities	14,211	(32,346)
Effect of exchange rate changes on cash	602	(370)
Net decrease in cash and cash equivalents	(651)	(26,712)
Cash and cash equivalents at beginning of period	11,302	40,191
Cash and cash equivalents at end of period	$10,651	$13,479

Supplemental disclosures
Cash paid for interest	$8,948	$9,291
Cash paid for income taxes	$8,416	$17,768
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount
Balance at February 28, 2017	25,964	$25,964	$37,739	$498,527	$(29,094)	$533,136
Stock compensation	16	16	4,794	—	—	4,810
Restricted stock units	43	43	(1,259)	—	—	(1,216)
Stock issued for SARs	1	1	(5)	—	—	(4)
Employee stock purchase plan	77	77	3,240	—	—	3,317
Retirement of treasury shares	(147)	(147)	(7,371)	—	—	(7,518)
Cash dividends paid	—	—	—	(13,266)	—	(13,266)
Net income	—	—	—	21,682	—	21,682
Foreign currency translation, net of $0 income tax	—	—	—	—	2,876	2,876
Interest rate swap, net of $22 income tax	—	—	—	—	(41)	(41)
Balance at November 30, 2017	25,954	$25,954	$37,138	$506,943	$(26,259)	$543,776
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
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of November 30, 2017, the results of its operations for the three and nine months ended November 30, 2017 and 2016, and cash flows for the nine months ended November 30, 2017 and 2016. These interim results are not necessarily indicative of results for a full year.

Accounting Standards Recently Adopted
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes in a classified statement of financial position and was adopted by the Company on March 1, 2017. As a result of the adoption, the Company is required to offset deferred tax liabilities and assets, as well as any related valuation allowance, and present as a single non-current amount. However, the Company shall not offset deferred tax liabilities and assets attributable to different tax-paying components of the entity or to different tax jurisdictions. The adoption was on a prospective basis and therefore had no impact on the prior year.

Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other Topics (Topic 350)-Simplifying the Test for Goodwill Impairment. This guidance simplifies the measurement of goodwill by eliminating the Step 2 impairment test. The new guidance requires companies to perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendment is required to be adopted prospectively. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to adopt the guidance early effective for its annual goodwill impairment test performed in the fourth quarter of fiscal year 2018 and the adoption did not have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The Company will adopt the new standard effective in the first quarter of fiscal year 2019 and the adoption is not expected to have a material impact on its consolidated statements of cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will be effective for the Company in the first quarter of its fiscal year 2020 and early adoption is permitted. The ASU requires adoption based upon a modified retrospective transition approach. The Company has not yet selected a transition method, has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 ("ASU 2014-09") which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard will be effective for the Company beginning in fiscal 2019 and provides the option to adopt the guidance on a full retrospective basis or a modified retrospective basis.
The Company has substantially completed its assessment of the impacts that the standard will have on its financial statements, and determined that the adoption is not expected to have a significant impact on its results of operations, cash flows, or financial position. Based on the Company’s evaluation process completed and review of its contracts with customers, the timing and amount of revenue recognized under the new standard is generally consistent with its revenue recognition policy under previous guidance. For its Metal Coatings segment, the Company will recognize revenue over time as the metal coating is applied to the customer owned material while revenue was recognized at the completion of the service under the prior guidance. However, the change is not expected to significantly impact the timing of revenue recognition except for uncompleted jobs at the end of each quarter. For its Energy segment, the Company will recognize revenues for custom built products over time if the goods do not have an alternative use to the Company and the Company has an unconditional right to payment for work completed to date plus the applicable margin. This is generally consistent with the revenue recognition pattern under the prior guidance, however the Company continues to monitor its contracts to ensure that it has an unconditional right to payment and, in the circumstances when it does not, per the guidance, it will recognize revenues at a point-in-time upon transfer of the good to the customer. For bespoke services within its Energy segment, the Company will continue to recognize revenues over time as the services are rendered, and for off-the-shelf products, the Company will continue to recognize revenue at a point-in-time upon the transfer of the goods to the customer. The Company will adopt the new standard effective in the first quarter of fiscal year 2019, using the modified retrospective approach, and will expand its consolidated financial statement disclosures in order to comply with the new standard.

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

The table below sets forth the condensed consolidated statements of income, including the balances originally reported, corrections and the as restated balances for each restated period (in thousands):

	Three Months Ended November 30,			Nine Months Ended November 30,
	2016			2016
	As Reported	Correction	As Restated	As Reported	Correction	As Restated
Net Sales	$227,459	$657	$228,116	$665,171	$14,101	$679,272
Cost of Sales	173,593	3,226	176,819	506,091	14,651	520,742
Gross Profit	53,866	(2,569)	51,297	159,080	(550)	158,530

Operating Income	28,784	(2,569)	26,215	78,182	(550)	77,632

Income Before Income Taxes	25,946	(2,569)	23,377	67,946	(550)	67,396
Income Tax Expense	7,695	(964)	6,731	18,609	(207)	18,402
Net Income	$18,251	$(1,605)	$16,646	$49,337	$(343)	$48,994
Earnings Per Common Share
Basic Earnings Per Share	$0.70	$(0.06)	$0.64	$1.90	$(0.01)	$1.89
Diluted Earnings Per Share	$0.70	$(0.06)	$0.64	$1.89	$(0.01)	$1.88
The table below sets forth the condensed consolidated statements of comprehensive income, including the balances originally reported, corrections and the as restated balances for each restated period (in thousands):

	Three Months Ended November 30,			Nine Months Ended November 30,
	2016			2016
	As Reported	Correction	As Restated	As Reported	Correction	As Restated
Net Income	$18,251	$(1,605)	$16,646	$49,337	$(343)	$48,994
Comprehensive Income	15,319	(1,605)	13,714	49,061	(343)	48,718
The table below sets forth the condensed consolidated statements of cash flows from operating activities, including the balances originally reported, corrections and the as restated balances for each restated period (in thousands):

	Nine Months Ended November 30,
	2016
	As Reported	Correction	As Restated
Cash flows from operating activities:
Net income	$49,337	$(343)	$48,994
Deferred income taxes	(331)	(207)	(538)
Inventories	(20,760)	13,965	(6,795)
Net change in billings related to costs and estimated earnings on uncompleted contracts	8,853	(12,130)	(3,277)
Other accrued liabilities and income taxes payable	329	(1,285)	(956)
Net cash provided by operating activities:	$57,275	$—	$57,275
In addition to the restated condensed consolidated financial statements, the information contained in Notes 3 and 5 has been restated.

3.	Earnings Per Share
Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, expect per share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Numerator:
Net income (loss) for basic and diluted earnings per common share	$(166)	$16,646	$21,682	$48,994
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,965	26,005	25,982	25,974
Effect of dilutive securities:
Employee and director stock awards	—	128	67	130
Denominator for diluted earnings per common share	25,965	26,133	26,049	26,104
Earnings (loss) per share basic and diluted:
Basic earnings (loss) per common share	$(0.01)	$0.64	$0.83	$1.89
Diluted earnings (loss) per common share	$(0.01)	$0.64	$0.83	$1.88
For the three months ended November 30, 2017, 0.1 million shares related to employee and director stock awards were excluded from the diluted shares outstanding count as the effect was anti-dilutive.

4.	Share-based Compensation
The Company has one share-based compensation plan, the 2014 Long Term Incentive Plan (the “Plan”). The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, performance share units, stock options, and stock appreciation rights to purchase common stock of the Company. The maximum number of shares that may be issued under the Plan is 1,500,000 shares. As of November 30, 2017, the Company has approximately 1,304,407 shares available for future issuance under the Plan.
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

The activity of our non-vested restricted stock unit awards for the nine month period ended November 30, 2017 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested balance as of February 28, 2017	134,547	$51.10
Granted	46,436	60.01
Vested	(62,576)	47.26
Forfeited	(8,630)	56.64
Non-vested balance as of November 30, 2017	109,777	$56.62

Performance Share Unit Awards
Performance share unit awards are valued at the market price of our common stock on the grant date. These awards have a three year performance cycle and will vest and become payable, if at all, on the third anniversary of the award date. The awards are subject to the Company’s degree of achievement of a target annual average adjusted return on assets during these three year periods. In addition, a multiplier may be applied to the total awards granted which is based on the Company’s total shareholder return during such three year period in comparison to a defined specific industry peer group as set forth in the plan. The activity of our non-vested performance share unit awards for the nine month period ended November 30, 2017 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Non-vested balance as of February 28, 2017	51,426	$51.70
Granted	26,157	60.20
Vested	—	—
Forfeited	(7,553)	54.31
Non-vested balance as of November 30, 2017	70,030	$54.59
Stock Appreciation Rights
Stock appreciation rights are granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of 7 years and vest ratably over a period of three years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option pricing model.
A summary of the Company’s stock appreciation rights activity for the nine month period ended November 30, 2017 is as follows:

	SARs	Weighted Average Exercise Price
Outstanding as of February 28, 2017	170,139	$42.02
Granted	—	—
Exercised	(8,350)	43.31
Forfeited	(2,145)	45.36
Outstanding as of November 30, 2017	159,644	$41.91
Exercisable as of November 30, 2017	159,644	$41.91

The average remaining contractual term for those stock appreciation rights outstanding at November 30, 2017 is 2.77 years, with an aggregate intrinsic value of $1.0 million. The average remaining contractual terms for those stock appreciation rights that are exercisable as of November 30, 2017 is 2.77 years, with an aggregate intrinsic value of $1.0 million.
Employee Stock Purchase Plan
The Company also has an employee stock purchase plan, which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "offering period"). On the first day of an offering period (the “enrollment date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option pricing model. For the nine month period ended November 30, 2017, the Company issued 76,898 shares under the Employee Stock Purchase Plan.

Share-based Compensation Expense
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows (in thousands):

	Nine Months Ended November 30,
	2017	2016
Compensation expense	$4,810	$4,408
Income tax benefits	$1,684	$1,411
Unrecognized compensation cost related to restricted stock units, performance share unit awards, stock appreciation rights, and the employee stock purchase plan at November 30, 2017 totals $7.5 million.
The Company’s policy is to issue shares required under these plans from the Company’s treasury shares or from the Company’s authorized but unissued shares.

5.	Segments
Segment Information
Net sales and operating income by segment for each period were as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Net Sales:
Energy	$107,021	$136,210	$317,526	$385,357
Metal Coatings	101,137	91,906	292,244	293,915
Total net sales	208,158	228,116	609,770	679,272

Operating Income (loss):
Energy	$(12,103)	$12,865	$(3,029)	$41,833
Metal Coatings	21,681	21,345	66,332	60,679
Corporate	(8,024)	(7,995)	(24,339)	(24,880)
Total operating income	$1,554	$26,215	$38,964	$77,632

Asset balances by segment for each period were as follows (in thousands):

	November 30, 2017	February 28, 2017
Total assets:
Energy	$568,607	$536,557
Metal Coatings	447,749	428,330
Corporate	12,901	13,467
Total	$1,029,257	$978,354

For the three and nine months ended November 30, 2017, the Company recognized impairment charges of $8.3 million, classified within costs of sales on the consolidated statement of income, related to property, plant and equipment in the Energy segment that was retired prior to the end of its useful life.

Financial Information About Geographical Areas
The following table presents revenue by geographic region for each period (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Net sales:
United States	$176,631	$192,183	$505,955	$551,185
International	32,355	35,933	104,747	128,243
Eliminations	(828)	—	(932)	(156)
Total	$208,158	$228,116	$609,770	$679,272

The following table presents fixed assets by geographic region for each period (in thousands):

	November 30, 2017	February 28, 2017
Property, plant and equipment, net:
United States	$195,931	$205,079
Canada	17,668	18,002
Other countries	5,574	5,529
Total	$219,173	$228,610

6.	Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within other accrued liabilities on the consolidated balance sheet. Management periodically reviews the reserves and makes adjustments accordingly. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following table shows changes in the warranty reserves since the end of fiscal 2017 (in thousands):

Warranty Reserve
Balance at February 28, 2017	$2,098
Warranty costs incurred	(1,424)
Additions charged to income	1,167
Balance at November 30, 2017	$1,841

7.	Debt

The Company's debt consisted of the following for each of the periods presented (in thousands):

	November 30, 2017	February 28, 2017
Senior Notes, due in balloon payment in January 2021	$125,000	$125,000
Senior Notes, due in annual installments of $14,286 beginning in March 2012 through March 2018	14,286	28,571
Term Note, due in quarterly installments beginning in June 2013 through March 2018	—	49,219
Revolving line of credit with bank	168,000	69,500
Total debt	307,286	272,290
Unamortized debt issuance costs for Senior Notes and Term Note	(434)	(861)
Total debt, net	306,852	271,429
Less amount due within one year	(14,286)	(16,629)
Debt due after one year, net	$292,566	$254,800

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

On September 6, 2017, we completed the acquisition of all the assets and outstanding shares of Powergrid Solutions, Inc. ("PSI"), a privately held company, based in Oshkosh, Wisconsin. PSI designs, engineers and manufactures customized low and medium-voltage power quality, power generation and distribution equipment. PSI’s product portfolio includes metal-enclosed, metal-clad and padmount switchgear, serving the utility, commercial, industrial and renewable energy markets since 1982. The acquisition of PSI is a key addition to our electrical switchgear portfolio. The addition of PSI’s low-voltage and padmount switchgear allows AZZ to offer a comprehensive portfolio of customized switchgear solutions to both existing and new customers in a diverse set of industries.
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
These acquisitions were not significant individually or in the aggregate. Accordingly, disclosures of the purchase price allocations and unaudited pro forma results of operations have not been provided.

9.	Subsequent Events
On March 31, 2018, the Company made the final principal payment of $14.3 million to fully settle the 2008 Senior Notes on the scheduled maturity date.
On March 12, 2018, the Company purchased certain assets through a bankruptcy sales process from Lectrus Corporation, a privately-held corporation based in Chattanooga, Tennessee. Lectrus designs and manufactures custom metal enclosures and provides electrical and mechanical integration. The acquisition will complement AZZ's current metal enclosure and switchgear businesses.
On February 1, 2018, the Company completed the acquisition of all the assets and outstanding shares of Rogers Brothers Company ("Rogers Brothers"), a privately held company, based in Rockford, Illinois. Rogers Brothers provides galvanizing services to a multi-state area within the Midwest. The acquisition supports AZZ's goal of continued geographic expansion as well as portfolio expansion of its metal coatings services. The goodwill arising from this acquisition was allocated to the Metal Coatings Segment and is not deductible for income tax purposes.

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
RESULTS OF OPERATIONS
We have two distinct operating segments, the Energy Segment and the Metal Coatings Segment, as defined in our Annual Report on Form 10-K/A for the fiscal year ended February 28, 2017. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue and operating income by segment to evaluate our segments. Segment operating income consists of net sales less cost of sales and selling, general and administrative expenses that are specifically identifiable to a segment. For a reconciliation of segment operating income to consolidated operating income, see Note 5 to our quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q.

Orders and Backlog
Our entire backlog relates to our Energy Segment and was $283.2 million as of November 30, 2017, a decrease of $34.8 million, or 10.9%, as compared to $317.9 million as of February 28, 2017. Our backlog decreased $26.2 million, or 8.5%, as compared to the same period in the prior fiscal year. Both of these decreases were primarily the result of a softer market in the first three quarters of fiscal 2018 and the $11.0 million de-booking from the cancellation of the Westinghouse VC Summer project noted further below during the third quarter of fiscal year 2018. For the three months ended November 30, 2017, our book-to-bill ratio decreased to 0.86 to 1 from 0.97 to 1 when compared to same period of fiscal 2017 and our incoming net orders decreased by $42.1 million, or 19.0%.
The table below includes the progression of the backlog (in thousands, unaudited, restated):

	Period Ended		Period Ended
Backlog	2/28/2017	$317,922	02/29/2016	$310,623
Net bookings		193,754		250,479
Acquired backlog		—		11,903
Shipments		205,283		250,366
Backlog	5/31/2017	306,393	5/31/2016	322,639
Book to ship ratio		0.94		1.00
Net bookings		190,055		193,712
Shipments		196,329		200,790
Backlog	8/31/2017	300,119	8/31/2016	315,561
Book to Ship Ratio		0.97		0.96
Net bookings		179,783		221,874
Acquired backlog		11,417		—
Shipments		208,158		228,116
Backlog	11/30/2017	283,161	11/30/2016	309,319
Book to Ship Ratio		0.86		0.97
Segment Revenues
For the three and nine months ended November 30, 2017, consolidated revenues decreased $20.0 million, or 8.7%, and $69.5 million, or 10.2% as compared to the same periods in fiscal 2017.
The following table reflects the breakdown of revenue by segment (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Net sales:
Energy	$107,021	$136,210	$317,526	$385,357
Metal Coatings	101,137	91,906	292,244	293,915
Total net sales	$208,158	$228,116	$609,770	$679,272
Revenues for the Energy Segment decreased 21.4% for the three months ended November 30, 2017, to $107.0 million as compared to the same period in fiscal 2017. The decrease in revenue during the third quarter was caused by several factors including reduced turnarounds in the U.S. refinery market, continued softness in the petrochemical market, negative impacts from the Atlantic hurricane activity, cancellations and delays in the release of several large projects in the U.S. and overseas. Revenues decreased 17.6% for the nine months ended November 30, 2017, to $317.5 million as compared to the same period in fiscal 2017, primarily on the turnaround softness in the first half of the year and the effects on the nuclear market from the Westinghouse Electric Company bankruptcy filed on March 29, 2017.
Revenues for the Metal Coatings Segment increased 10.0% for the three months ended November 30, 2017, to $101.1 million as compared to the same period in fiscal 2017. The increase was a result of higher selling prices and higher volumes in steel processed during the period driven primarily by improvements in various markets. Revenues decreased 0.6% for the nine months ended

November 30, 2017, to $292.2 million as compared to the same period in fiscal 2017 due to lower volumes in the first half of fiscal 2018, somewhat offset by higher selling prices.
Segment Operating Income
Operating income for the Energy Segment decreased by $25.0 million, or 194.1%, to a loss of $12.1 million for the three months ended November 30, 2017 as compared to the same period in fiscal 2017. This decrease is attributable to the reduction in refinery turnarounds described above, which typically carry a higher margin, coupled with margin degradations on certain large projects in the U.S. and overseas. Operating income decreased $44.9 million, or 107.2%, to a loss of $3.0 million for the nine months ended November 30, 2017 as compared to the same period in fiscal 2017. This decrease is attributable to the same impact of the market as discussed for the quarterly comparison and also due to job cancellations associated with the Westinghouse bankruptcy. In addition, for the three and nine months ended November 30, 2017, the Company recognized an impairment charge of $8.3 million related to property, plant and equipment that was retired prior to the end of its useful life and a provision for doubtful accounts of $2.9 million resulting from an adverse court decision related to certain outstanding accounts receivables. No such charges were recorded in the prior year comparable periods.
Operating income for the Metal Coatings Segment increased by $0.3 million, or 1.6%, for the three months ended November 30, 2017 as compared to the same period in fiscal 2017. The slight increase was attributable to higher volumes in the third quarter of fiscal 2018, partially offset by lower margins due to an increase in the price of zinc. Operating income increased by $5.7 million, or 9.3%, for the nine months ended November 30, 2017 as compared to the same period of fiscal 2017. Excluding the impact of the realignment charges of $7.3 million taken in the second quarter of fiscal 2017, the decrease is primarily attributable to lower volumes in the first half of fiscal 2018 as compared to the prior year.
Corporate Expenses
Corporate expenses were relatively flat for the three months ended November 30, 2017 as compared to the prior year comparable period. For nine months ended November 30, 2017, corporate expenses decreased by $0.5 million or 2.2% as compared to the prior year comparable period due primarily to lower employee compensation costs, partially offset by the higher costs for outside professional services.
Interest Expense
Interest expense for the three and nine month periods ended November 30, 2017 was $3.5 million and $10.3 million, respectively. Interest expense for the three and nine month periods ended November 30, 2016 was $3.7 million and $11.2 million, respectively. The decrease in interest expense in comparison to the same respective periods in the prior year was the result of a lower average outstanding debt balance. As of November 30, 2017, our gross outstanding debt was $307.3 million, compared to $312.1 million outstanding as of November 30, 2016. Our gross debt to equity ratio was 0.57 to 1 as of November 30, 2017, compared to 0.59 to 1 as of November 30, 2016.
Net Loss On Sale of Property, Plant and Equipment and Insurance Proceeds
For the nine months ended November 30, 2017, the amounts recorded were primarily driven from the realized loss from a property sale in the second fiscal quarter and the amounts recorded for the three months ended November 30, 2017 were insignificant. For the three and nine months ended November 30, 2016, the amounts recorded were insignificant.
Other Income, Net
For the three and nine months ended November 30, 2017, the amounts recorded to other income were primarily attributable to net foreign exchange gains and royalty income. For the three and nine months ended November 30, 2016, the amounts recorded to other income were primarily attributable to an insurance receivable of $0.6 million and net foreign exchange gains.
Income Taxes
The provision for (benefit from) income taxes reflects an effective tax rate of (91.6%) for the three months ended November 30, 2017 as compared to 28.8% for the comparable period in fiscal 2017. The difference in rate is primarily attributable to tax credits and the decline in net income.
The provision for income taxes reflects an effective tax rate of 24.2% for the nine months ended November 30, 2017 as compared to 27.3% for the comparable period in fiscal 2017. The difference in rate is primarily attributable to state tax benefits.

Income Taxes - Forward Looking Statement
In December 2017, subsequent to the period covered by this Form 10-Q, the President of the U.S. signed the Tax Cuts and Jobs Act of 2017 (the “Act”). Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the elimination of certain deductions and imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries. The Act also includes international provisions, which generally establish a territorial-style system for taxing foreign source income of domestic multinational corporations. In the fourth quarter of our fiscal year 2018, the period in which the legislation was enacted, we recorded a $23.2 million reduction in tax expense related to the Act. The provisional benefit related to the remeasurement of certain deferred tax assets and liabilities was $25.0 million. The provisional expense related to the one-time tax on the mandatory deemed repatriation of foreign earnings was $1.8 million. SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), allows us to provide a provisional estimate of the impacts of the Tax Act due to the complexities involved in accounting for the enactment of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment of the Tax Act to complete the accounting under ASC 740, Income Taxes. We have calculated our best estimate of the impact of the Act in our fiscal year 2018 annual income tax provision based on our understanding of the Act and guidance available at the date of this filing.
Westinghouse Electric Company Bankruptcy Case
We had existing contracts with subsidiaries of Westinghouse Electric Company (“WEC”). WEC and the relevant subsidiaries (the "Debtors") filed relief under Chapter 11 of the Bankruptcy Code on March 29, 2017 in the United States Bankruptcy Court for the Southern District of New York, jointly administered as In re Westinghouse Electric Company, et al., Case No. 17-10751 (the "Bankruptcy Case"). To date, WEC has continued to operate under a Debtor-in-Possession Financing Facility and we continue to honor their executory contracts. The Company has been collecting on post-petition amounts due and owed. On February 22, 2018, the United States Bankruptcy Court for the Southern District of New York approved the Debtors’ Modified First Amended Disclosure Statement for the Joint Chapter 11 Plan of Reorganization. In the Disclosure Statement, the Debtors estimated a 98.9% to 100% distribution on Allowed General Unsecured Claims. We have approximately $12 million of such claims filed with the court, which includes 100% of our pre-petition claims. The total claims filed exceed the book value of our exposure.
At time of the Bankruptcy Case, we were subcontractors on various WEC engagements, including the VC Summer and Vogtle Bridge projects. The ownership of VC Summer halted work earlier in the year and, during the third quarter of fiscal 2018, we de-booked $11.0 million from backlog related to this project. Also during the third quarter of fiscal 2018, we received a notice of cancellation for the Vogtle Bridge project, which negatively impacted our sales and margin for the second half of fiscal year 2018 by approximately $6.1 million and $1.2 million, respectively.
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
For the nine month period ended November 30, 2017, net cash provided by operating activities was $38.7 million, net cash used in investing activities was $54.2 million, net cash provided by financing activities was $14.2 million, and an increase of $0.6 million from the net effect of exchange rate changes on cash resulting in a net decrease in cash and cash equivalents of $0.7 million. In comparison to fiscal 2017, the results in the statement of cash flows for operating activities for the nine months ended November 30, 2017, are primarily attributable to a decrease in net income, partially offset by more favorable impacts of changes in working capital and increased non-cash charges. The Company's use of cash for investing activities was higher due to increased spending for acquisitions year over year, partially offset by lower capital expenditures. Cash provided by financing activities was higher during the nine months ended November 30, 2017 due to increased net borrowings, which was partially offset by higher debt repayments.
Our working capital was $199.0 million as of November 30, 2017, as compared to $185.2 million at November 30, 2016.
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
As of November 30, 2017, we had $168.0 million of outstanding debt against the revolving credit facility provided and letters of credit outstanding in the amount of $23.7 million, which left approximately $258.3 million of additional credit available under the 2017 Credit Agreement.
On March 31, 2008, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which the Company issued $100.0 million aggregate principal amount of its 6.24% unsecured Senior Notes (the “2008 Notes”) due March 31, 2018 through a private placement (the “2008 Note Offering”). On March 31, 2018, the Company made the final principal payment of $14.3 million to fully settle the 2008 Senior Notes on the scheduled maturity date.
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
As of November 30, 2017, the Company was in compliance with all of its debt covenants.
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
Commodity pricing

The Company manages its exposure to commodity prices through the use of the following:
In the Energy Segment, we have exposure to commodity pricing for copper, aluminum, steel, tungsten and nickel based alloys. Because the Energy Segment does not commit contractually to minimum volumes, increases in price for these items are normally managed through escalation clauses in customer contracts, although during difficult market conditions these escalation clauses may not be obtainable. In addition, we attempt to enter into firm pricing contracts with our vendors on material at the time we receive orders from our customers to minimize risk.
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
Other
As of November 30, 2017, we had outstanding letters of credit in the amount of $38.2 million, with $23.7 million issued under the 2017 Credit Agreement and $14.5 million issued by HSBC Bank (China).  These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods.
The following summarizes our operating leases, debt principal payments, and interest payments for the remainder of the next five years and beyond.

	Operating Leases	Long-Term Debt	Interest	Total
Fiscal:	(In thousands)
2018	$1,847	$—	$4,531	$6,378
2019	6,888	14,286	12,161	33,335
2020	5,826	—	11,715	17,541
2021	4,932	125,000	11,715	141,647
2022	4,826	—	4,940	9,766
Thereafter	22,111	168,000	509	190,620
Total	$46,430	$307,286	$45,571	$399,287

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions. These estimates and assumptions are based on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, revenue and expenses that are not readily apparent from other sources.
During the nine months ended November 30, 2017, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K/A for the year ended February 28, 2017.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1, The Company and Basis of Presentation, in Part I, Item 1. Financial Statements, of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk affecting our operations results primarily from changes in interest rates and commodity prices. We have only limited involvement with derivative financial instruments and are not a party to any leveraged derivatives.
In the Energy Segment, we have exposure to commodity pricing for copper, aluminum, steel, tungsten and nickel based alloys. Increases in price for these items are normally managed through escalation clauses in our customers' contracts, although during difficult market conditions customers' may resist these escalation clauses. In addition, we attempt to enter into firm pricing contracts with our vendors on material at the time we receive orders from our customers to minimize risk. We manage our exposures to commodity prices, primarily zinc used in our Metal Coatings Segment, by utilizing agreements with zinc suppliers that include protective caps and fixed contracts to guard against escalating commodity prices. We also secure firm pricing for natural gas supplies with individual utilities when possible. We believe these agreements ensure adequate supplies and partially offset exposure to commodity price escalation.
The Company has exposure to foreign currency exchange rates related to our operations in Canada, China, Brazil, Poland, and the Netherlands.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, due to the material weakness described below, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective as of the end of the period covered by this Form 10-Q to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely discussions regarding required disclosure.
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

Subject to these remediation efforts, that were implemented after November 30, 2017, there have been no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following tab provides information with respect to purchases of common stock of the Company made during the three months ended November 30, 2017, by the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Sep 1, 2017 through Sep 30, 2017	—	$—	—	1,102,800
Oct 1, 2017 through Oct 31, 2017	24,400	46.77	24,400	1,078,400
Nov 1, 2017 through Nov 30, 2017	25,600	46.58	25,600	1,052,800
Total	50,000	$46.67	50,000	1,052,800
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

10.5*	AZZ incorporated 2014 Long Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEFA filed May 29, 2014).

10.6*	First Amendment to AZZ Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on January 21, 2016.

10.7*	AZZ Inc. Severance Pay Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on October 3, 2017).

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

31.2	Certification by Chief Financial Officer Certificate pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.1	Certification by Chief Executive Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.2	Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc. (Registrant)

DATE: May 15, 2018	By:	/s/ Paul W. Fehlman
Paul W. Fehlman Senior Vice President, Chief Financial Officer