Form 10-K
period 2018-02-28
AZZ INC
filed 2018-05-15
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2018
OR
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-12777
AZZ Inc.
(Exact name of registrant as specified in its charter)

TEXAS	75-0948250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Museum Place, Suite 500 3100 West 7th Street Fort Worth, Texas 76107 (817) 810-0095
(Address, including zip code, and telephone number, including area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,253,526,170 based on the closing sale price as reported on the New York Stock Exchange. As of May 2, 2018, there were 26,024,006 shares of the registrant’s common stock ($1.00 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

AZZ INC.
FORM 10-K
For the Fiscal Year Ended February 28, 2018

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
PART I
Item 1. Business
AZZ Inc. (“AZZ”, the “Company”, “our” or “we”) was established in 1956 and incorporated under the laws of the State of Texas. We are a global provider of galvanizing and metal coating services, welding solutions, specialty electrical equipment and highly engineered services to the power generation, transmission, distribution, refining and industrial markets. We have two distinct operating segments: the Energy Segment and the Metal Coatings Segment. AZZ Energy is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in the energy markets worldwide. AZZ Metal Coatings is a leading provider of metal finishing solutions for corrosion protection, including hot dip galvanizing to the North American steel fabrication industry.
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

On September 6, 2017, we completed the acquisition of all the assets and outstanding shares of Powergrid Solutions, Inc. ("PSI"), a privately held company, based in Oshkosh, Wisconsin. PSI designs, engineers and manufactures customized low and medium-voltage power quality, power generation and distribution equipment. PSI’s product portfolio includes metal-enclosed, metal-clad and padmount switchgear, serving the utility, commercial, industrial and renewable energy markets since 1982. The acquisition of PSI is a key addition to the Company's electrical switchgear portfolio. The addition of PSI’s low-voltage and padmount switchgear allows AZZ to offer a comprehensive portfolio of customized switchgear solutions to both existing and new customers in a diverse set of industries.
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
Metal Coatings Segment
The Metal Coatings Segment provides hot dip galvanizing and other metal coating applications to the steel fabrication industry through facilities located throughout the United States and Canada. Hot dip galvanizing is a metallurgical process in which molten zinc is applied to steel. The zinc alloying renders corrosion protection to fabricated steel for extended periods of up to 50 years. As of February 28, 2018, we operated forty-five metal coating plants, which are located in various locations throughout the United States and Canada.
Metal coating is a highly competitive business, and we compete with other galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternate forms of corrosion protection such as material selection (stainless steel or aluminum) or barrier protections such as powder coating, paint, and weathering steel. Our galvanizing markets are generally limited to areas within relatively close proximity to our metal coating plants due to freight cost.
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
On February 1, 2018, we completed the acquisition of all the assets and outstanding shares of Rogers Brothers Company ("Rogers Brothers"), a privately held company, based in Rockford, Illinois. Rogers Brothers provides galvanizing services to a multi-state area within the Midwest. The acquisition supports AZZ's goal of continued geographic expansion as well as portfolio expansion of its metal coatings services.
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
On February 1, 2016, we completed the acquisition of substantially all the assets of Alpha Galvanizing Inc. (“Alpha Galvanizing”), an Atkinson, Nebraska-based business unit of Olson Industries, Inc. Alpha Galvanizing has served steel fabrication customers that manufacture electrical utility poles, agricultural machinery and industrial manufacturing components since 1996. Alpha Galvanizing was acquired to expand the footprint of AZZ Metal Coatings and to support AZZ’s locations in Minnesota and Denver, Colorado, as well as serve customers in the upper Midwest region.
On June 5, 2015, we completed the acquisition of substantially all the assets of US Galvanizing, LLC, a provider of steel corrosion coating services and a wholly-owned subsidiary of Trinity Industries, Inc. (“US Galvanizing”). The acquisition of the US Galvanizing assets included six galvanizing facilities located in Hurst, Texas; Kennedale, Texas; Big Spring, Texas; San Antonio, Texas; Morgan City, Louisiana; and Kosciusko, Mississippi. Additionally, the transaction included Texas Welded Wire, a secondary business integrated within US Galvanizing's Hurst, Texas facility. US Galvanizing was acquired to expand AZZ Metal Coatings’ Southern operations.
For additional information on the Metal Coatings Segment's operating results, see Results of Operations within Item 7. For additional financial information by segment, see Note 13 to the Consolidated Financial Statements.
Employees
As of February 28, 2018, the Company employed approximately 3,650 persons consisting of approximately 3,220 in the United States, approximately 212 in Canada, 177 in Europe, and 41 in other countries.
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
Chief Legal Officer and Secretary
Chief Legal Counsel and Corporate Secretary, First Parts, Inc.
General Counsel and Corporate Secretary, Silverleaf Resorts Inc.
VP, Assistant General Counsel and Corporate Secretary, SuperMedia LLC
			2014 2013-2014 2011-2013 2008-2011
Matt Emery	50	Vice President, Chief Information and Human Resource Officer Senior Director of Information Technologies, Hewlett-Packard	2013 2004-2013
James Drew Byelick	60	Vice President and Chief Accounting Officer Director of Finance - Electrical Controller - Nuclear Logistics LLC Independent Consultant	2017 2016-2017 2015-2016 2000-2015
Chris Bacius	57	Vice President, Corporate Development Vice President Mergers & Acquisition, Flowserve Corporation Vice President Business Development, Flowserve Corporation	2014 2012-2014 2009-2012
Ken Lavelle	61
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
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the Securities and Exchange Commission or SEC’s Public Reference Room at 100 F Street, NE, Washington, District of Columbia 20549 or by calling the SEC at (800) SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. Copies of our reports on Form 10-K, and Form 10-Q, may be obtained, free of charge, electronically through our internet website, http://www.azz.com/investor-relations

Corporate Governance
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
International and political events may adversely affect our Energy and Metal Coatings Segments.
A portion of the revenues from our Energy and Metal Coatings Segments are from international markets. The occurrence of any of the risks described below could have an adverse effect on our consolidated results of operations, cash flows and financial condition:

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
We purchase a wide variety of raw materials for our Energy Segment to manufacture our products, including copper, aluminum, steel and nickel. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability. In our Metal Coatings Segment, zinc and natural gas represent a large portion of our cost of sales. The prices of zinc and natural gas are subject to volatility. The following factors, which are beyond our control, affect the price of raw materials and natural gas for our business segments: supply and demand; freight costs and transportation availability; trade duties and taxes; and labor disputes. We seek to maintain operating margins by attempting to increase the price of our products and services in response to increased costs, but may not be successful in passing these price increases through to our customers.
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
Other than a nominal number of employees at four of our wholly-owned subsidiaries, none of our employees are currently represented by unions. However, our U.S. based employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If some or our entire workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Any changes in regulations, the imposition of new regulations, or the enactment of new legislation could have an adverse impact on our business; to the extent it becomes easier for workers to obtain union representation.

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

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.
We are subject to income tax requirements in various jurisdictions in the U.S. and internationally. Many of these jurisdictions have made changes to their tax policies, including tax reform in the U.S. that was enacted in December 2017. In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law revising the U.S. corporate income tax. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the elimination of certain deductions and imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries. The Act also includes international provisions, which generally establish a territorial-style system for taxing foreign source income of domestic multinational corporations. The most significant change was for the provisional benefit related to the remeasurement of deferred taxes at the lower corporate rate.
The overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. Financial results for fiscal 2018 reflect provisional estimates based on our initial analysis and current interpretation of the legislation. Given the complexity of the legislation, anticipated guidance from the Internal Revenue Service, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board, these provisional estimates may be adjusted during fiscal year 2019, which could materially affect our tax obligations and effective tax rate. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company's global headquarters are located in leased office space in Fort Worth, Texas. The Company's manufacturing facilities, classified by reporting segment, are located in the following countries as of February 28, 2018:

			Square Footage
Segment	Location	Facilities	Total	Owned	Leased
Energy	United States	17	1,191,764	429,178	762,586
	Canada	2	94,456	—	94,456
	Europe	2	86,785	—	86,785
	Brazil	1	11,814	—	11,814
	China	1	2,620	—	2,620
Metal Coatings	United States	42	2,200,969	2,093,554	107,415
	Canada	3	175,102	175,102	—
Total		68	3,763,510	2,697,834	1,065,676
The Company believes its manufacturing and corporate facilities are adequate to carry on its business operations for the next twelve months.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, $1.00 par value (“Common Stock”), is traded on the New York Stock Exchange under the symbol “AZZ”. The following table sets forth the high and low sales prices of our Common Stock on the New York Stock Exchange on a quarterly basis for each of the two fiscal years ended February 28, 2018 and February 28, 2017.

	High	Low	Dividends Declared
Fiscal 2018
First Quarter	$61.55	$53.30	$0.17
Second Quarter	$58.00	$46.20	$0.17
Third Quarter	$51.70	$43.18	$0.17
Fourth Quarter	$52.95	$40.80	$0.17

Fiscal 2017
First Quarter	$59.52	$50.89	$0.15
Second Quarter	$67.98	$54.98	$0.15
Third Quarter	$67.43	$51.20	$0.17
Fourth Quarter	$67.70	$57.15	$0.17
The payment of dividends is within the discretion of our Board and is dependent on our earnings, capital requirements, operating and financial condition and other factors. AZZ has paid dividends quarterly over the last three fiscal years. Dividends paid totaled $17.7 million, $16.6 million, and $15.5 million during fiscal 2018, 2017, and 2016, respectively. Dividend payments may be restricted to total payments of $20.0 million per fiscal year based on covenants with the Company's lenders in the event that the Company's leverage ratio (defined as net debt to EBITDA) exceeds 3.0 to 1.0. Currently there are no restrictions on dividend payments. AZZ fully expects to continue to pay dividends. However, the decision is within the discretion of our Board and we expect any future payments will be made on a quarterly basis.
In January 2012, our Board authorized the repurchase of up to ten percent of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. During fiscal 2018, the Company purchased 147,000 shares at an average price of $51.08 per share under the Company's share repurchase program. As of February 28, 2018, these shares were formally retired. Share repurchases may be restricted to total repurchases of $50.0 million per fiscal year based on covenants with the Company's lenders in the event that the Company's leverage ratio exceeds 3.0 to 1.0. Currently there are no restrictions on share repurchases.
The approximate number of holders of record of our Common Stock at February 28, 2018 was 413. See Item 12 of this Report for information regarding securities authorized for issuance under equity compensation plans.

STOCK PRICE PERFORMANCE GRAPH
The following graph illustrates the five-year cumulative total return on investments in our Common Stock, the CRSP Index for NYSE Stock Market (U.S. Companies) and the CRSP Index for NYSE Stocks (SIC 5000-5099 US Companies). These indices are prepared by Zacks Investment Research, Inc. AZZ’s Common Stock is listed on The New York Stock Exchange and AZZ is engaged in two industry segments. The shareholder return shown below is not necessarily indicative of future performance. Total return, as shown, assumes $100 invested on February 28, 2013, in shares of AZZ Common Stock and each index, all with cash dividends reinvested. The calculations exclude trading commissions and taxes.
Comparison of Five Year-Cumulative Total Returns
Value of $100 Invested on February 28, 2013
For Fiscal Year Ended on the Last Day of February
 Legend

Symbol	CRSP Total Returns Index for:	2/13	2/14	2/15	2/16	2/17	2/18
	AZZ Inc.	100.00	100.77	104.51	117.61	138.11	97.53
	CRSP Index for NYSE Stock Market (US Companies)	100.00	122.96	138.00	124.48	156.76	175.14
	CRSP Index for NYSE Stocks (SIC 5000-5099	100.00	126.75	131.84	119.79	153.14	168.57
	US Companies) Wholesale Trade - Durable Goods
Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100 on 02/28/2013.
See the equity compensation plan information in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

 Item 6. Selected Financial Data

	Fiscal Year
	2018 (a)	2017 (b)	2016 (c)	2015 (d)	2014 (e) (f)
	(In thousands, except per share amounts)
Summary of operations:
Net sales	$810,430	$863,538	$889,400	$819,692	$751,723
Net income	45,169	61,264	75,544	65,616	59,597
Earnings per share:
Basic earnings per common share	1.74	2.36	2.93	2.56	2.34
Diluted earnings per common share	1.73	2.35	2.91	2.55	2.32
Total assets	1,028,209	978,354	988,201	929,727	953,253
Total debt	301,286	272,290	326,982	337,848	405,616
Total liabilities	463,006	445,218	503,831	505,275	577,340
Shareholders’ equity	565,203	533,136	484,370	424,452	375,913
Working capital	197,415	160,282	165,976	156,532	152,165
Cash provided by operating activities	78,909	111,176	143,589	118,157	107,275
Capital expenditures	29,612	41,434	39,861	29,377	43,472
Depreciation & amortization	50,526	50,357	47,417	46,089	43,305
Cash dividend per common share	0.68	0.64	0.60	0.58	0.56
Weighted average shares outstanding - basic	25,970	25,965	25,800	25,676	25,514
Weighted average shares outstanding - diluted	26,036	26,097	25,937	25,778	25,693

(a)	Includes the acquisitions of Enhanced Powder Coating, Ltd. on June 30, 2017, Powergrid Solutions, Inc. on September 6, 2017, and Rogers Brothers Company on February 1, 2018.

(b)	Includes the acquisition of Power Electronics, Inc. on March 1, 2016.

(c)	Includes the acquisitions of US Galvanizing, LLC on June 5, 2015 and Alpha Galvanizing Inc. on February 1, 2016.

(d)	Includes the acquisition of Zalk Steel & Supply Co. on June 20, 2014.

(e)	Includes the acquisition of Aquilex SRO on March 29, 2013.

(f)
Does not reflect the restatement of the Company's financial statements as reported in its 10-K/A for the fiscal year ended February 27, 2017, and therefore, the results and balances for this fiscal year may lack comparability to the subsequent periods.

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
Overview
As mentioned in Item 1, AZZ operates two distinct business segments, the Energy Segment and the Metal Coatings Segment. Our discussion and analysis of financial condition and results of operations is divided by each of our segments along with corporate costs and other costs not specifically identifiable to a segment. For a reconciliation of segment operating income to consolidated operating income, see Note 13 to the Consolidated Financial Statements. References herein to fiscal years are to the twelve-month periods that end in February of the relevant calendar year. For example, the twelve-month period ended February 28, 2017 is referred to as “fiscal 2017” or “fiscal year 2017.”
For the fiscal year ended February 28, 2018, we recorded net sales of $810.4 million compared to the prior year’s net sales of $863.5 million. Of the total net sales for fiscal 2018, approximately 52.0% of our net sales were generated from the Energy Segment and approximately 48.0% were generated from the Metal Coatings Segment. Net income for fiscal 2018 was $45.2 million compared to $61.3 million for fiscal 2017. Net income as a percentage of net sales was 5.6% for fiscal 2018 as compared to 7.1% for fiscal 2017. Earnings per share fell by 26.4% to $1.73 per share for fiscal 2018 compared to $2.35 per share for fiscal 2017, on a diluted basis.

Results of Operations
Year ended February 28, 2018 compared with year ended February 29, 2017
Backlog
We ended fiscal 2018 with a backlog of $265.4 million, a decrease of $52.5 million or 16.5% compared to fiscal 2017. The Company's backlog as of year end pertains solely to the Energy Segment's operations. The book-to-ship ratio declined in fiscal 2018 as compared to fiscal 2017. The book-to-ship ratio was 0.92 to 1 for fiscal 2018 and 0.99 to 1 for fiscal 2017.
The following table reflects bookings and shipments for fiscal 2018 and 2017.
Backlog Table
(In thousands)

	Period Ended		Period Ended
Backlog	2/28/2017	$317,922	2/29/2016	$310,623
Net bookings		746,508		858,934
Acquired backlog		11,417		11,903
Shipments		(810,430)		(863,538)
Backlog	2/28/2018	$265,417	2/28/2017	$317,922
Book-to-ship ratio		0.92		0.99

Net Sales
Our total net sales for fiscal 2018 decreased by $53.1 million, or 6.2%, as compared to fiscal 2017.
The following table reflects the breakdown of revenue by segment (in thousands):

	Year Ended
	February 28, 2018	February 28, 2017
Net sales:
Energy	$421,033	$488,002
Metal Coatings	389,397	375,536
Total net sales	$810,430	$863,538
Our Energy Segment recorded net sales for fiscal 2018 of $421.0 million, a decrease of 13.7% compared to fiscal 2017 net sales of $488.0 million. The decrease in net sales for fiscal 2018 was caused by several factors including reduced turnarounds in the U.S. refinery market, continued softness in the petrochemical market, negative impacts from the Atlantic hurricane activity, cancellations and delays in the release of several large projects in the U.S. and overseas. In addition, net sales were negatively impacted by the effects on the nuclear market from the Westinghouse Electric Company bankruptcy filed on March 29, 2017.
Our Metal Coatings Segment, which consisted of forty-five metal coating facilities as of February 28, 2018, generated net sales of $389.4 million, a 3.7% increase from the prior year’s net sales of $375.5 million. The increase was attributable to incremental revenues from our acquisitions during the year and increased prices. These increases were partially offset by decreased volumes in steel processed as a result of softness in the solar, petrochemical, and the oil and gas markets.
Operating Income
Operating income (loss) for the Energy Segment decreased $54.3 million, or 103.4%, for fiscal 2018, to $(1.8) million as compared to $52.6 million for fiscal 2017. Operating margins for this segment were (0.4)% for fiscal 2018 as compared to 10.8% for fiscal 2017. This decrease was attributable to the reduction in refinery turnarounds described above, which typically carry a higher margin, cancellations, margin degradations on certain large projects in the U.S. and overseas and the Westinghouse bankruptcy. In addition, for fiscal 2018, the Company recognized an impairment charge of $10.5 million related to property, plant and equipment that was retired prior to the end of its useful life and a provision for doubtful accounts of $2.9 million resulting from an adverse court decision related to certain outstanding accounts receivables. No such charges were recorded in the prior year comparable period.

Operating income for the Metal Coatings Segment increased $5.3 million, or 6.7%, for fiscal 2018 to $84.3 million as compared to $79.0 million for the prior year. Operating margins were 21.7% for fiscal 2018 as compared to 21.0% for fiscal 2017. Excluding the impact of realignment charges of $7.3 million incurred in fiscal 2017, overall margins decreased in fiscal 2018 as a result of lower volumes and increased costs for zinc, partially offset by incremental margin earned from our acquisitions completed during the year.
Corporate expenses were $34.3 million for fiscal 2018 and $32.7 million for fiscal 2017. This increase is attributable to higher spend on professional services and higher employee costs in fiscal 2018.
Interest
Interest expense for fiscal 2018 decreased 5.9% to $13.9 million as compared to $14.7 million in fiscal 2017. This decrease is primarily attributable to more favorable interest rates during fiscal 2018 as a result of our partial or full repayment of certain outstanding debt obligations that were replaced with borrowings that carried lower interest rates. For additional information on outstanding debt, see Note 12 to the Consolidated Financial Statements. As of February 28, 2018, we had outstanding debt of $301.3 million compared to $272.3 million at the end of fiscal 2017. AZZ's debt to equity ratio was 0.53 to 1 at the end of fiscal 2018 compared to 0.51 to 1 at the end of fiscal 2017.
Net Loss On Sale of Property, Plant and Equipment and Insurance Proceeds
We recorded a net loss of $0.8 million and $0.1 million from the sale of property, plant and equipment and insurance proceeds in fiscal 2018 and fiscal 2017, respectively. These net losses were the result of the sale of miscellaneous equipment during the years.
Other (Income) Expense
For fiscal 2018, a total of $2.7 million in expense was recorded to other (income) expense, net, which was primarily attributable to the impairment of a note receivable related to a litigation settlement in fiscal 2014 with a former competitor due to a non-compete violation. For fiscal 2017, we recorded $1.2 million of income to other (income) expense, net, which was primarily attributable to a reimbursement of legal fees of $0.6 million from a lawsuit in fiscal 2016 and net foreign exchange gains.
Provision For (Benefit From) Income Taxes
The provision for (benefit from) income taxes reflected an effective tax rate of (46.2)% for fiscal 2018 and 28.2% for fiscal 2017. The decrease in the effective rate was due primarily to the Tax Cuts and Jobs Act of 2017 (the “Act”), which resulted in a provisional benefit related to the remeasurement of deferred taxes at a lower corporate rate that was offset by a one-time mandatory transition tax on undistributed earnings of foreign affiliates
The Act was signed into law in December 2017. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the elimination of certain deductions and imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries. The Act also includes international provisions, which generally establish a territorial-style system for taxing foreign source income of domestic multinational corporations. SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118") allows us to provide a provisional estimate of the impacts of the Tax Act due to the complexities involved in accounting for the enactment of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment of the Tax Act to complete the accounting under ASC 740, Income Taxes. We have calculated our best estimate of the impact of the Act in our year end income tax provision based on our understanding of the Act and guidance available at the date of this filing. We recorded a $23.2 million reduction in tax expense related to the Act in the fourth quarter of our fiscal year 2018, the period in which the legislation was enacted. The provisional benefit related to the remeasurement of certain deferred tax assets and liabilities was $25.0 million. The provisional expense related to the one-time tax on the mandatory deemed repatriation of foreign earnings was $1.8 million.

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
We ended fiscal 2017 with a backlog of $317.9 million, a small increase as compared to fiscal 2016. The Company's backlog as of year end pertains to the Energy Segment's operations. The book-to-ship ratio remained relatively flat compared to fiscal 2016. The book-to-ship ratio was 0.99 to 1 for fiscal 2017 and 1.02 to 1 for fiscal 2016.
The following table reflects bookings and shipments for fiscal 2017 and 2016.
Backlog Table
(In thousands)

	Period Ended		Period Ended
Backlog	2/29/2016	$310,623	2/28/2015	$294,970
Net bookings		858,934		905,053
Acquired backlog		11,903		—
Shipments		(863,538)		(889,400)
Backlog	2/28/2017	$317,922	2/29/2016	$310,623
Book-to-ship ratio		0.99		1.02

Net Sales
Our total net sales for fiscal 2017 decreased by $25.9 million, or 2.9%, as compared to fiscal 2016.
The following table reflects the breakdown of revenue by segment (in thousands):

	2017	2016
Net sales:
Energy	$488,002	$487,038
Metal Coatings	375,536	402,362
Total net sales	$863,538	$889,400
Our Energy Segment recorded net sales for fiscal 2017 of $488.0 million as compared to fiscal 2016 net sales of $487.0 million. The increase of 0.2% represented relatively flat growth from the prior year.
Our Metal Coatings Segment, which consisted of forty-one metal coating facilities as of February 28, 2017, generated net sales of $375.5 million, a 6.7% decrease from the prior year’s net sales of $402.4 million. The decline was a result of a volume decrease in steel processed caused by softness in the solar, petrochemical, and the oil and gas markets which offset higher pricing during the year.
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
Operating income for the Metal Coatings Segment decreased $15.7 million, or 16.6%, for fiscal 2017 to $79.0 million as compared to $94.8 million for the prior year. Operating margins were 21.0% for fiscal 2017 as compared to 23.6% for fiscal 2016. This decrease is attributable to lower volumes in fiscal 2017 and the $7.3 million of realignment charge related to the shutdown of two metal coating plants, the repurposing of a third plant, and the disposal of obsolete assets taken in the second quarter of fiscal 2017.
Corporate expenses were $32.7 million for fiscal 2017 and $30.9 million for fiscal 2016. This increase is attributable to higher spend on professional services, higher employee costs, and depreciation of corporate assets in fiscal 2017.

Interest
Interest expense for fiscal 2017 decreased 2.8% to $14.7 million as compared to $15.2 million in fiscal 2016. This decrease is the result of lower borrowings during fiscal 2017 stemming from mandatory and elective principal reductions, partially offset by higher interest rates. For additional information on outstanding debt, see Note 12 of the Notes to the Consolidated Financial Statements. As of February 28, 2017, we had outstanding debt of $272.3 million compared to $327.0 million at the end of fiscal 2016. AZZ's debt to equity ratio was 0.51 to 1 at the end of fiscal 2017 compared to 0.68 to 1 at the end of fiscal 2016
Net Gain On Sale of Property, Plant and Equipment and Insurance Proceeds
We recorded a net loss of $0.1 million from the sale of property, plant and equipment and insurance proceeds in fiscal 2017. This net loss was the result of the sale of miscellaneous equipment during the year. We recorded a net gain of $0.3 million from the sale of property, plant and equipment and insurance proceeds in fiscal 2016. The net gain is primarily related to the sale of our St. Catherines property located in Ontario, Canada.
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
Net cash provided by operating activities for fiscal 2018 was $78.9 million compared to $111.2 million provided by operating activities for fiscal 2017. The decrease in cash provided by operating activities for fiscal 2018 is attributable to a decrease in net income, a decrease in deferred tax liabilities related to the Tax Cuts and Jobs Act of 2017 and by a less favorable impact of changes in working capital.
Net cash used in investing activities for fiscal 2018 was $73.9 million compared to net cash used in investing activities of $63.3 million for fiscal 2017. The increase in cash used during fiscal 2018 was primarily attributable to increased acquisition activity, partially offset by decreased capital expenditures. The breakdown of capital spending by segment for fiscal 2018, 2017 and 2016 can be found in Note 13 to the Consolidated Financial Statements.
Net cash provided by financing activities for fiscal 2018 was $3.8 million compared to net cash used in financing activities of $76.6 million for fiscal 2017. The increase in cash provided during fiscal 2018 was primarily attributable to increased borrowings under our revolving credit facility, partially offset by increased principal payments under our other long-term debt agreements.
2017 Term Note and Revolving Credit Facility
On March 27, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America and other lenders. The Credit Agreement provided for a $75.0 million term facility and a $225.0 million revolving credit facility that included a $75.0 million “accordion” feature. The Credit Agreement is used to provide for working capital needs, capital improvements, dividends, future acquisitions and letter of credit needs.
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
Interest rates for borrowings under the 2017 Credit Agreement are based on either a Eurodollar Rate or a Base Rate plus a margin ranging from 0.875% to 1.875% depending on our Leverage Ratio (as defined in the 2017 Credit Agreement). The Eurodollar Rate is defined as LIBOR for a term equivalent to the borrowing term (or other similar interbank rates if LIBOR is unavailable). The Base Rate is defined as the highest of the applicable Fed Funds rate plus 0.50%, the Prime rate, or the Eurodollar Rate plus 1.0% at the time of borrowing. The 2017 Credit Agreement also carries a Commitment Fee for the unfunded portion ranging from 0.175% to 0.30% per annum, depending on our Leverage Ratio. The effective interest rate was 3.33% as of February 28, 2018.
As of February 28, 2018, we had $162.0 million of outstanding debt against the revolving credit facility provided and letters of credit outstanding in the amount of $22.4 million, which left approximately $265.6 million of additional credit available under the 2017 Credit Agreement.
2011 Senior Notes
On January 21, 2011, the Company entered into a Note Purchase Agreement (the “2011 Agreement”), pursuant to which the Company issued $125.0 million aggregate principal amount of its 5.42% unsecured Senior Notes (the “2011 Notes”), through a private placement (the “2011 Note Offering”). Amounts under the agreement are due in a balloon payment on the January 2021 maturity date. Pursuant to the 2011 Agreement, the Company's payment obligations with respect to the 2011 Notes may be accelerated under certain circumstances.
2008 Senior Notes
On March 31, 2008, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which the Company issued $100.0 million aggregate principal amount of its 6.24% unsecured Senior Notes (the “2008 Notes”) through a private placement (the “2008 Note Offering”). Amounts are due under the Agreement in seven annual installments of $14.3 million commencing in March of 2012 through the March 2018 maturity date. On March 31, 2018, we made the final principal payment of $14.3 million to fully settle the 2008 Senior Notes on the scheduled maturity date.
The 2008 Notes and the 2011 Notes each provide for various financial covenants requiring the Company, among other things, to a) maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50.0% of future net income; b) maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00; c) maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Note Purchase Agreement) of at least 2.0:1.0; d) not at any time permit the aggregate amount of all Priority Indebtedness (as defined in the Note Purchase Agreement) to exceed 10.0% of Consolidated Net Worth (as defined in the Note Purchase Agreement).
As of February 28, 2018, the Company was in compliance with all of its debt covenants.
Other Exposures
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
Contractual Commitments
The following summarizes the Company’s operating leases, debt and interest payments for the next five fiscal years and thereafter (in thousands):

	Operating Leases	Debt	Interest	Total
Fiscal year:
2019	$7,336	$14,286	$12,261	$33,883
2020	6,053	—	11,776	17,829
2021	5,057	125,000	11,776	141,833
2022	4,924	—	5,001	9,925
2023	4,781	162,000	517	167,298
Thereafter	25,017	—	—	25,017
Total	$53,168	$301,286	$41,331	$395,785

Commodity pricing
We have no contracted commitments for any commodities including steel, aluminum, natural gas, nickel based alloys, copper, zinc or any other commodity, except for those entered into under the normal course of business.
Other
At February 28, 2018, the Company had outstanding letters of credit in the amount of $37.6 million, with $22.4 million issued under the 2017 Credit Agreement and $15.2 million issued by HSBC Bank (China). These letters of credit are issued to a portion of the Company’s customers in our Energy Segment to cover any potential warranty costs, performance issues, insurance reserves and bid bonds. In addition, as of February 28, 2018, a warranty reserve in the amount of $2.0 million has been provided to offset any future warranty claims.
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
Revenue Recognition
Revenue is recognized for the Energy Segment upon transfer of title and risk to customers, or based upon the percentage of completion method of accounting for electrical products built to customer specifications and for services under long term contracts. We typically recognize revenue for the Metal Coatings Segment at completion of the service unless we specifically agree with the customer to hold its material for a predetermined period of time after the completion of the galvanizing process and, in that circumstance, we invoice and recognize revenue upon shipment. Customer advanced payments presented in the balance sheets arise from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion. Contract costs include direct labor and material and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.
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
In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law revising the U.S. corporate income tax. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the elimination of certain deductions and imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries. The Act also includes international provisions, which generally establish a territorial-style system for taxing foreign source income of domestic multinational corporations. We are required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities, determining the transition tax, as well as reassessing the net realizability of our deferred tax assets and liabilities. The primary impacts of the Act reflected in the consolidated financial statements relate to the remeasurement of deferred tax liabilities resulting from the change in the corporate tax rate and a one-time mandatory transition tax on undistributed earnings of foreign affiliates.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Act was passed during the fourth quarter of our fiscal year 2018, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the deferred tax remeasurements, the transition tax and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.
Restricted Stock Units, Performance Share Units and Stock Appreciation Rights
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

Recent Accounting Pronouncements
See Part II, Item 8. Consolidated Financial Statements and Supplementary Data, Note 1, Summary of Significant Account Policies, of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk affecting our operations results primarily from changes in interest rates, foreign currency exchange and commodity prices. As of February 28, 2018, we had no involvement with derivative financial instruments.
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

As of February 28, 2018, the Company had exposure to foreign currency exchange rates related to our operations in Canada, China, Brazil, Poland, and the Netherlands.
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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
AZZ Inc.
Fort Worth, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AZZ Inc. (the “Company”) as of February 28, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended February 28, 2018, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at February 28, 2018 and 2017, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 28, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of February 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 15, 2018 expressed an adverse opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company's auditor since 2007.
Dallas, Texas
May 15, 2018

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
AZZ Inc.
Fort Worth, Texas
Opinion on Internal Control over Financial Reporting
We have audited AZZ Inc. (the “Company’s”) internal control over financial reporting as of February 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of February 28, 2018, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of February 28, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended February 28, 2018, and the related notes and financial statement schedule (collectively referred to as “the consolidated financial statements”) and our report dated May 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the review and ongoing monitoring of the Company’s revenue recognition policies has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated May 15, 2018 on those consolidated financial statements.
As indicated in the accompanying “Item 9A Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Rogers Brothers Company, Powergrid Solutions, Inc. or Enhanced Powder Coating Ltd., which were acquired on June 30, 2017, September 6, 2017 and February 1, 2018, respectively, and which are included in the consolidated balance sheets of the Company as of February 28, 2018, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended February 28, 2018. These entities constituted approximately 5.2% of total assets as of February 28, 2018, and 2.4% and 0.8% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of these acquired entities because of the timing of the acquisitions. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these acquired entities.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ BDO USA, LLP
Dallas, Texas
May 15, 2018

AZZ INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Net sales	$810,430	$863,538	$889,400
Cost of sales	650,121	658,206	661,282
Gross profit	160,309	205,332	228,118

Selling, general and administrative	112,061	106,424	107,823
Operating income	48,248	98,908	120,295

Interest expense	13,860	14,732	15,155
Net (gain) loss on sale of property, plant and equipment, and insurance proceeds	765	76	(327)
Other expense (income), net	2,724	(1,197)	3,092
Income before income taxes	30,899	85,297	102,375
Income tax (benefit) expense	(14,270)	24,033	26,831
Net income	$45,169	$61,264	$75,544
Earnings per common share
Basic earnings per share	$1.74	$2.36	$2.93
Diluted earnings per share	$1.73	$2.35	$2.91
Weighted average shares outstanding
Basic	25,970	25,965	25,800
Diluted	26,036	26,097	25,937

Cash dividends declared per common share	$0.68	$0.64	$0.60
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Net income	$45,169	$61,264	$75,544
Other comprehensive loss:
Change in foreign currency translation (net of tax of $0, $0 and $0)	3,928	1,520	(7,674)
Interest rate swap (net of tax of $29, $29 and $29)	(54)	(54)	(54)
Other comprehensive income (loss)	3,874	1,466	(7,728)
Comprehensive income	$49,043	$62,730	$67,816
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	February 28, 2018	February 28, 2017
Assets
Current assets:
Cash and cash equivalents	$20,853	$11,302
Accounts receivable, net of allowance for doubtful accounts of $569 and $347 in 2018 and 2017, respectively	141,488	138,470
Inventories - net	110,761	94,007
Costs and estimated earnings in excess of billings on uncompleted contracts	51,787	50,262
Deferred income tax assets	—	249
Prepaid expenses and other	4,265	2,762
Total current assets	329,154	297,052
Property, plant, and equipment, net	216,855	228,610
Goodwill	321,307	306,579
Intangibles and other assets	160,893	146,113
Total assets	$1,028,209	$978,354
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$54,162	$49,816
Income tax payable	144	778
Accrued salaries and wages	19,011	23,429
Other accrued liabilities	19,622	24,042
Customer deposits	1,816	1,459
Billings in excess of costs and estimated earnings on uncompleted contracts	22,698	20,617
Debt due within one year	14,286	16,629
Total current liabilities	131,739	136,770
Other long-term liabilities	11,696	—
Debt due after one year, net	286,609	254,800
Deferred income tax liabilities	32,962	53,648
Total liabilities	463,006	445,218
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common Stock, $1.00 par value; 100,000 shares authorized; 25,959 and 25,964 shares issued and outstanding at February 28, 2018 and 2017, respectively	25,959	25,964
Capital in excess of par value	38,446	37,739
Retained earnings	526,018	498,527
Accumulated other comprehensive loss	(25,220)	(29,094)
Total shareholders’ equity	565,203	533,136
Total liabilities and shareholder's equity	$1,028,209	$978,354

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net income	$45,169	$61,264	$75,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,526	50,357	47,417
Deferred income taxes	(20,637)	1,714	1,960
Net loss on disposition of property, plant & equipment due to impairment	10,834	6,602	286
Net (gain) loss on sale of property, plant & equipment and insurance proceeds	765	76	(327)
Share-based compensation expense	6,121	5,870	4,538
Amortization of deferred debt issuance costs	595	1,262	1,347
Provision for doubtful accounts	3,007	48	(1,072)
Effects of changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,492	(4,912)	(843)
Inventories	(9,927)	(13,754)	(2,052)
Prepaid expenses and other assets	(2,376)	(1,977)	1,996
Net change in billings related to costs and estimated earnings on uncompleted contracts	984	13,592	7,276
Accounts payable	1,540	1,245	(2,236)
Other accrued liabilities and income taxes payable	(11,184)	(10,211)	9,755
Net cash provided by operating activities:	78,909	111,176	143,589
Cash flows from investing activities:
Proceeds from the sale or insurance settlement of property, plant, and equipment	458	769	1,137
Acquisition of subsidiaries, net of cash acquired	(44,785)	(22,679)	(60,584)
Purchases of property, plant and equipment	(29,612)	(41,434)	(39,861)
Net cash used in investing activities:	(73,939)	(63,344)	(99,308)
Cash flows from financing activities:
Excess tax benefits from share-based compensation	—	—	1,025
Proceeds from revolving loan	349,000	179,500	181,481
Payments on revolving loan	(256,500)	(211,000)	(170,561)
Payments on long-term debt	(63,504)	(23,192)	(21,786)
Purchases of treasury shares	(7,518)	(5,282)	—
Payment of dividends	(17,678)	(16,645)	(15,482)
Net cash provided by (used in) financing activities:	3,800	(76,619)	(25,323)
Effect of exchange rate changes on cash and cash equivalents	781	(102)	(1,294)
Net change in cash and cash equivalents	9,551	(28,889)	17,664
Cash and cash equivalents, beginning of year	11,302	40,191	22,527
Cash and cash equivalents, end of year	$20,853	$11,302	$40,191

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,593	$13,780	$14,228
Cash paid for income taxes	$8,701	$19,857	$21,574

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Capital in excess of par value	Retained earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at February 28, 2015	25,732	$25,732	$27,706	$393,846	$(22,832)	$424,452
Share-based compensation	15	15	4,523	—	—	4,538
Restricted stock units	17	17	(390)	—	—	(373)
Stock issued for SARs	41	41	(132)	—	—	(91)
Employee stock purchase plan	69	69	2,416	—	—	2,485
Excess tax benefits from share-based compensation	—	—	1,025	—	—	1,025
Cash dividend paid	—	—	—	(15,482)	—	(15,482)
Net income	—	—	—	75,544	—	75,544
Foreign currency translation	—	—	—	—	(7,674)	(7,674)
Interest rate swap	—	—	—	—	(54)	(54)
Balance at February 29, 2016	25,874	$25,874	$35,148	$453,908	$(30,560)	$484,370
Share-based compensation	13	13	5,857	—	—	5,870
Restricted stock units	25	25	(605)	—	—	(580)
Stock issued for SARs	81	81	(322)	—	—	(241)
Employee stock purchase plan	71	71	2,843	—	—	2,914
Retirement of treasury shares	(100)	(100)	(5,182)	—	—	(5,282)
Cash dividend paid	—	—	—	(16,645)	—	(16,645)
Net income	—	—	—	61,264	—	61,264
Foreign currency translation	—	—	—	—	1,520	1,520
Interest rate swap	—	—	—	—	(54)	(54)
Balance at February 28, 2017	25,964	$25,964	$37,739	$498,527	$(29,094)	$533,136
Share-based compensation	16	16	6,105	—	—	6,121
Restricted stock units	43	43	(1,256)	—	—	(1,213)
Stock issued for SARs	6	6	(11)	—	—	(5)
Employee stock purchase plan	77	77	3,240	—	—	3,317
Retirement of treasury shares	(147)	(147)	(7,371)	—	—	(7,518)
Cash dividend paid	—	—	—	(17,678)	—	(17,678)
Net income	—	—	—	45,169	—	45,169
Foreign currency translation	—	—	—	—	3,928	3,928
Interest rate swap	—	—	—	—	(54)	(54)
Balance at February 28, 2018	25,959	$25,959	$38,446	$526,018	$(25,220)	$565,203
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies
Organization
AZZ Inc. (the “Company” “AZZ” or “We”) operates primarily in the United States of America and Canada and also has operations in China, Brazil, Poland and the Netherlands. Information about the Company's operations by segment is included in Note 13 to the consolidated financial statements.
Basis of consolidation
The consolidated financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
Use of estimates
The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.
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
Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s diversity by virtue of two operating segments, the number of customers, and the absence of a concentration of trade accounts receivable in a small number of customers. The Company performs continuous evaluations of the collectibility of trade accounts receivable and allowance for doubtful accounts based upon historical losses, economic conditions and customer specific events. After all collection efforts are exhausted and an account is deemed uncollectible, it is written off against the allowance for doubtful accounts. Collateral is usually not required from customers as a condition of sale.
Revenue recognition
The Company recognizes revenue for the Energy Segment upon transfer of title and risk to customer or based upon the percentage of completion method of accounting for electrical products built to customer specifications and services under long-term contracts. We typically recognize revenue for the Metal Coatings Segment at completion of the service unless we specifically agree with the customer to hold its material for a predetermined period of time after the completion of the galvanizing process and, in that circumstance, we invoice and recognize revenue upon shipment. Customer advanced payments presented in the balance sheets arise from advanced payments received from our customers prior to shipment of the product and are not related to revenue recognized under the percentage of completion method. The extent of progress for revenue recognized using the percentage of completion method is measured by the ratio of contract costs incurred to date to total estimated contract costs at completion. Contract costs include direct labor and material and certain indirect costs. Selling, general and administrative costs are charged to expense as incurred.

Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are able to be determined. The assumptions made in determining the estimated cost could differ from actual performance resulting in a different outcome for profits or losses than anticipated.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents
The Company considers cash and cash equivalents to include cash on hand, deposits with banks and all highly liquid investments with an original maturity of three months or less.
Inventories
Inventory is stated at the lower of cost or net realizable value. Cost is determined principally using a weighted-average method for the Energy Segment and the first-in-first-out (FIFO) method for the Metal Coatings Segment. The Company evaluates its ending inventories for excess quantities and obsolescence based on forecasted demand within specific time horizons, technological obsolescence, and an assessment of any inventory that is not in sellable condition.
Property, plant and equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and structures	10-25 years
Machinery and equipment	3-15 years
Furniture and fixtures	3-15 years
Automotive equipment	3 years
Computers and software	3 years
Repairs and maintenance are charged to expense as incurred; renewals and betterments that significantly extend the useful life of the asset are capitalized.
Amortizable Intangible and Long-lived assets
Purchased intangible assets on the consolidated balance sheets are comprised of customer lists, backlogs, engineering drawings and non-compete agreements. Such intangible assets (excluding indefinite-lived intangible assets) are being amortized on a straight-line basis over the estimated useful lives of the assets ranging from two to nineteen years. The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than their carrying amount. In those situations, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset’s fair value. For fiscal year 2018, 2017 and 2016, the Company recorded impairment losses of $10.8 million, $6.6 million and $0.3 million respectively, related to the disposition of certain property, plant and equipment. Such losses were recorded within costs of sales and selling, general and administrative in the consolidated statements of income.
Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to an annual impairment test during the fourth quarter of each fiscal year, or earlier if indicators of potential impairment exist. The test is calculated using an income approach. Based on the present value of the future cash flows, the Company determines whether an impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies. For fiscal year 2018, 2017 and 2016 no goodwill impairment loss was recorded.
Other indefinite-lived intangible assets consist of certain tradenames acquired as part of the Powergrid Solutions and Enhanced Powder Coating acquisitions during fiscal year 2018. The Company will test the carrying value of these tradenames during the fourth quarter of each fiscal year, or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable by comparing the asset's fair value to its carrying value. Fair value is measured using a relief-from-royalty approach, which assumes the fair value of the tradename is the discounted cash flows of the amount that would be paid had the Company not owned the tradename and instead licensed the tradename from another company.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs
Debt issue costs related to the revolver are deferred within other assets and are amortized using the effective interest rate method over the term of the debt. Debt issue costs related to debt other than the revolver are deferred within total debt due after one year and are amortized using the effective interest rate method over the term of the debt.
Income taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes a valuation allowance against net deferred tax assets to the extent that the Company believes these net assets are not more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
As applicable, the Company records uncertain tax positions in accordance with GAAP on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company currently does not have any unrecognized tax benefits to record related to U.S. federal, state or, foreign tax exposure. The Company continues to review its tax exposure for any significant need to record unrecognized tax benefits in the future.
The Company is subject to taxation in the U.S. and various state, provincial and local and foreign jurisdictions. With few exceptions, as of February 28, 2018, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before fiscal 2015.
Share-based compensation
The Company has granted restricted stock units awards, performance share units and stock appreciation rights for a fixed number of shares to employees and directors. A discussion of share-based compensation can be found in Note 11 to the Consolidated Financial Statements.
 Financial instruments
Fair value is an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Hierarchy Levels 1, 2, or 3 are terms for the priority of inputs to valuation techniques used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs other than quoted prices included with Level 1 that are directly or indirectly observable for the asset or liability. Hierarchy Level 3 inputs are inputs that are not observable in the market.
The carrying amount of the Company's financial instruments (cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt), excluding the Senior Notes, approximates the fair value of these instruments based upon either their short-term nature or their variable market rate of interest. As of February 28, 2018 and 2017 the fair value of the outstanding Senior Notes, as described in Note 12 to the Consolidated Financial Statements, was approximately $133.7 million and $144.4 million, respectively. These fair values were determined using the discounted cash flow at the market rate as well as the applicable market interest rates classified as Level 2 inputs.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative financial instruments
From time to time, the Company uses derivatives to manage interest rate risk. The Company’s policy is to use derivatives for risk management purposes only, which includes maintaining the ratio between the Company’s fixed and floating rate debt obligations that management deems appropriate, and prohibits entering into such contracts for trading purposes. The Company enters into derivatives only with counterparties (primarily financial institutions) which have substantial financial wherewithal to minimize credit risk. As the result of the recent global financial crisis, a number of financial institutions have failed or required government assistance, and counterparties considered substantial may develop credit risk. The amount of gains or losses from the use of derivative financial instruments has not been and is not expected to be material to the Company’s consolidated financial statements. As of February 28, 2018, the Company had no derivative financial instruments.
Warranty reserves
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
The following is a roll-forward of amounts accrued for warranties (in thousands):

Balance at February 28, 2015	$2,287
Warranty costs incurred	(2,570)
Additions charged to income	3,198
Balance at February 29, 2016	$2,915
Warranty costs incurred	(1,947)
Additions charged to income	1,130
Balance at February 28, 2017	$2,098
Warranty costs incurred	(2,225)
Additions charged to income	2,140
Balance at February 28, 2018	$2,013
Foreign Currency Translation
The local currency is the functional currency for the Company’s foreign operations. Related assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet date, and revenues and expenses are translated at weighted-average exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included in accumulated other comprehensive income (loss).
Accruals for Contingent Liabilities
The Company is subject to the possibility of various loss contingencies arising in the normal course of business. The amounts the Company may record for estimated claims, such as self-insurance programs, warranty, environmental and other contingent liabilities, requires the Company to make judgments regarding the amount of expenses that will ultimately be incurred. The Company uses past history and experience and other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Due to the inherent limitations in estimating future events, actual amounts paid or transferred may differ from those estimates.
Accounting Standards Recently Adopted
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 simplifies the presentation of deferred taxes in a classified statement of financial position and was adopted by the Company on March 1, 2017. As a result of the adoption, the Company is required to offset deferred tax liabilities and assets, as well as any related valuation allowance, and present as a single non-current amount. However, the Company shall not offset deferred tax liabilities and assets attributable to different tax-paying components of the entity or to different tax jurisdictions. The adoption was on a prospective basis and therefore had no impact on the prior year.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Note 2 – Inventories
Inventories (net) consisted of the following (in thousands):

	February 28, 2018	February 28, 2017
Raw materials	$98,475	$80,169
Work-in-process	2,544	6,832
Finished goods	9,742	7,006
	$110,761	$94,007

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Property, Plant, and Equipment
Property, plant and equipment consisted of the following (in thousands):

	February 28, 2018	February 28, 2017
Land	$22,445	$22,360
Building and structures	152,191	139,627
Machinery and equipment	234,071	228,246
Furniture, fixtures, software and computers	25,316	25,593
Automotive equipment	3,432	2,998
Construction in progress	13,977	23,669
	451,432	442,493
Less accumulated depreciation	(234,577)	(213,883)
Net property, plant, and equipment	$216,855	$228,610
Depreciation expense was $33.4 million, $33.4 million, and $31.2 million for fiscal 2018, 2017, and 2016, respectively.
Note 4 – Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consisted of the following (in thousands)

	February 28, 2018	February 28, 2017
Costs incurred on uncompleted contracts	$115,030	$127,839
Estimated earnings	57,182	53,598
	172,212	181,437
Less billings to date	(151,894)	(151,792)
	$20,318	$29,645
The amounts noted above are included in the accompanying consolidated balance sheets under the following captions (in thousands):

	February 28, 2018	February 28, 2017

Cost and estimated earnings in excess of billings on uncompleted contracts	$51,787	$50,262
Billings in excess of costs and estimated earnings on uncompleted contracts - short-term	(22,698)	(20,617)
Billings in excess of costs and estimated earnings on uncompleted contracts - long-term	(8,771)	—
	$20,318	$29,645
The long-term portion of billings in excess of costs and estimated earnings on uncompleted contracts is included as a component of other long-term liabilities on the consolidated balance sheet.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	February 28, 2018	February 28, 2017
Accrued interest	$1,649	$2,036
Tenant improvements	163	278
Accrued warranty	2,013	2,098
Commissions	2,801	2,483
Personnel expenses	6,493	8,251
Group medical insurance	1,905	1,969
Other	4,598	6,927
Total	$19,622	$24,042
Note 6 – Realignment Costs
During fiscal year 2017, as part of AZZ's ongoing efforts to optimize cost and effectiveness, the Company undertook a review of its operations to optimize the financial performance of its operating assets. As a result, the Company recognized $8.0 million of realignment charges in the second quarter of fiscal 2017. A total of $6.7 million was included in Cost of Sales for the disposition and write off of certain fixed assets within the Metal Coatings Segment, including the cost of closing two plants, the write off of certain assets related to the conversion of a third plant from a standard galvanizing plant to a galvanized rebar plant, and the cost of writing off certain other functionally obsolete assets across other galvanizing plants during the second quarter. The Company also reserved $1.3 million in Selling, General and Administrative Expense for realignment costs related to one-time employee severance associated with changes needed to improve management efficiency in the Energy and Metal Coatings Segments.
During fiscal year 2016, the Company reviewed its available capacity within the Energy segment and recorded realignment costs related to severance associated with consolidating capacity at various facilities. Additionally we reserved for the disposition and write-off of certain fixed assets in connection with the capacity consolidation. The total cost related to the capacity consolidation is estimated to be $0.9 million. A total of $0.2 million of severance costs and $0.2 million of costs for the disposition of certain fixed assets are included in Selling, General and Administrative Expenses. A total of $0.2 million of severance costs and $0.3 million of costs for the disposition of certain fixed assets are included in Cost of Sales.
The following table provides a summary of the realignment activities and related liabilities recorded in accrued liabilities (in thousands):

Balance at February 28, 2015	$456
Realignment costs accrued	437
Cash payments	(832)
Balance at February 29, 2016	$61
Realignment costs accrued	1,260
Cash payments	(1,014)
Balance at February 28, 2017	$307
Realignment costs accrued	—
Cash payments	(307)
Balance at February 28, 2018	$—

Note 7 – Employee benefit plans
The Company has historically had a profit sharing plan and 401(k) match plan covering substantially all of its employees. Under the provisions of the plan, the Company contributes amounts as authorized by the Board of Directors. Total contributions to the profit sharing plan and the Company’s 401(k) match plan, were $4.8 million, $4.5 million, and $4.9 million for fiscal 2018, 2017, and 2016, respectively.
Note 8 –     Income taxes
 The provision for income taxes consists of (in thousands):

	Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Income before income taxes:
Domestic	$24,282	$74,972	$93,561
Foreign	6,617	10,325	8,814
Income before income taxes	$30,899	$85,297	$102,375
Current provision (benefit):
Federal	$9,080	$23,282	$28,099
Foreign	1,958	2,751	2,706
State and local	964	(696)	(337)
Total current provision for income taxes	$12,002	$25,337	$30,468
Deferred provision (benefit):
Federal	$(25,855)	$(2,486)	$(6,560)
Foreign	100	189	(123)
State and local	(517)	993	3,046
Total deferred provision for (benefit from) income taxes	$(26,272)	$(1,304)	$(3,637)
Total provision for (benefit from) income taxes	$(14,270)	$24,033	$26,831
In general, it is the Company's practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of fiscal year end 2018, other than for the one-time mandatory repatriation transition tax charge, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $14.5 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to foreign withholding tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of withholding tax liability related to investments in these foreign subsidiaries.
In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law revising the U.S. corporate income tax. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the elimination of certain deductions and imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries. The Act also includes international provisions, which generally establish a territorial-style system for taxing foreign source income of domestic multinational corporations. The primary impacts of the Act reflected in the consolidated financial statements relate to the remeasurement of deferred tax liabilities resulting from the change in the corporate tax rate and a one-time mandatory transition tax on undistributed earnings of foreign affiliates.
The Company recorded a net $23.2 million provisional reduction in tax expense related to the Act in the fourth quarter of fiscal year 2018, the period in which the legislation was enacted. The provisional benefit recognized related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to realize was $25.0 million. The provisional expense recognized related to the one-time tax on the mandatory deemed repatriation of foreign earnings was $1.8 million of which the Company will elect to pay the one-time tax over a period of eight years. Additional analysis of historical foreign earnings is necessary to finalize the tax impact of the Act and any subsequent adjustment to these amounts will be recorded as current tax expense in the quarter of fiscal year 2019 in which the analysis is complete. We continue to reinvest cash in foreign jurisdictions and have not recorded the effects of any applicable foreign withholding tax.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Act was passed in the fourth quarter of the Company’s fiscal year 2018, and ongoing guidance and accounting interpretation are expected over the next 12 months, the Company considers the accounting of the deferred tax remeasurements, the one-time mandatory transition tax and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.
A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Statutory federal income tax rate	32.7%	35.0%	35.0%
Permanent differences	1.6	0.7	0.4
State income taxes, net of federal income tax benefit	0.4	0.4	(1.5)
Benefit of Section 199 of the Code, manufacturing deduction	(2.2)	(2.3)	(2.7)
Valuation allowance	—	—	(1.2)
Stock compensation	(0.5)	(1.8)	—
Tax credits	(7.7)	(3.1)	(3.2)
Foreign tax rate differential	(0.4)	(0.8)	(0.4)
Deferred tax remeasurements	(78.9)	—	—
Transition tax	8.6	—	—
Other	0.2	0.1	(0.2)
Effective income tax rate	(46.2)%	28.2%	26.2%
Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability are as follows (in thousands):

	February 28, 2018	February 28, 2017
Deferred income tax assets:
Employee related items	$4,532	$6,839
Inventories	816	1,286
Accrued warranty	432	715
Accounts receivable	299	261
Net operating loss carry forward	5,067	4,011
	11,146	13,112
Less: valuation allowance	(1,558)	(648)
Total deferred income tax assets	9,588	12,464
Deferred income tax liabilities:
Depreciation methods and property basis differences	(17,955)	(27,913)
Other assets and tax-deductible goodwill	(24,537)	(37,950)
Total deferred income tax liabilities	(42,492)	(65,863)
Net deferred income tax liabilities	$(32,904)	$(53,399)

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Net operating loss (NOL) carryforward (in thousands):

	February 28, 2018	February 28, 2017
Federal	$—	$—
State	$5,067	$4,011
Foreign	$—	$—
As of February 28, 2018, the Company had pretax state NOL carryforwards of $57.6 million which, if unused, will begin to expire in 2025.
As of fiscal year end 2018 and 2017, a portion of the Company's deferred tax assets were the result of state NOL carryforwards. The Company believes that it is more likely than not that the benefit from certain state NOL carry forwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $1.6 million and $0.6 million as of fiscal year end 2018 and 2017, respectively.
Note 9 – Goodwill and intangible assets
Goodwill is not amortized but is subject to annual impairment tests. Other intangible assets are amortized over their estimated useful lives.

Changes in goodwill by segment for fiscal year 2018 and 2017 are as follows (in thousands):

Segment	February 28, 2017	Acquisitions	Foreign Exchange Translation	February 28, 2018
Metal Coatings	$109,980	$6,590	$662	$117,232
Energy	196,599	7,476	—	204,075
Total	$306,579	$14,066	$662	$321,307

Segment	February 29, 2016	Acquisitions	Foreign Exchange Translation	February 28, 2017
Metal Coatings	$109,314	$—	$666	$109,980
Energy	183,213	13,386	—	196,599
Total	$292,527	$13,386	$666	$306,579
The Company completes its annual impairment analysis of goodwill on December 31st of each year. As a result, the Company determined that there was no impairment of goodwill.
Amortizable intangible assets consisted of the following (in thousands):

	February 28, 2018	February 28, 2017
Customer related intangibles	$194,712	$177,514
Non-compete agreements	7,952	5,651
Trademarks	4,569	4,569
Technology	7,400	7,400
Engineering drawings	24,600	24,600
Backlog	7,600	7,600
Gross intangible assets	246,833	227,334
Less accumulated amortization	(105,642)	(88,314)
Total, net	$141,191	$139,020

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company recorded amortization expense of $17.1 million, $16.9 million and $16.2 million for fiscal 2018, 2017 and 2016, respectively, related to the amortizable intangible assets listed above. In addition to its amortizable intangible assets, the Company has recorded indefinite-lived intangible assets of $2.7 million on its consolidated balance sheet at February 28, 2018 related to certain tradenames. These indefinite-lived intangible assets are not amortized, but are assessed for impairment annually or whenever an impairment may be indicated.
The estimated amortization expense for the five succeeding fiscal years and thereafter is as follows (in thousands):

Fiscal year:	Amortization Expense
2019	$16,979
2020	16,457
2021	16,231
2022	16,206
2023	13,119
Thereafter	62,199
Total	$141,191
Note 10 – Earnings Per Share
Basic earnings per share is based on the weighted average number of shares outstanding during each year. Diluted earnings per share were similarly computed but have been adjusted for the dilutive effect of the weighted average number of restricted stock units, performance share units and stock appreciation rights outstanding.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Numerator:
Net income for basic and diluted earnings per common share	$45,169	$61,264	$75,544
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,970	25,965	25,800
Effect of dilutive securities:
Employee and director stock awards	66	132	137
Denominator for diluted earnings per common share	26,036	26,097	25,937
Earnings per share basic and diluted:
Basic earnings per common share	$1.74	$2.36	$2.93
Diluted earnings per common share	$1.73	$2.35	$2.91
For fiscal 2018, approximately 0.1 million stock appreciation rights were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For fiscal 2017 and 2016, the Company had no stock appreciation rights that were excluded from the computation of diluted earnings per share.
Note 11 – Share-based Compensation
The Company has one share-based compensation plan, the 2014 Long Term Incentive Plan (the “Plan”). The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, performance share units, stock options and stock appreciation rights to purchase common stock of the Company. The maximum number of shares that may be issued under the Plan is 1,500,000 shares. As of February 28, 2018, the Company had approximately 1,304,407 shares reserved for future issuance under the Plan.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Unit Awards
Restricted stock unit awards are valued at the market price of the Company's common stock on the grant date. Awards issued prior to fiscal 2015 generally have a three year cliff vesting schedule and awards issued subsequent to fiscal 2015 generally vest ratably over a period of three years but these awards may vest early in accordance with the Plan’s accelerated vesting provisions.
The activity for non-vested restricted stock unit awards for the year ended February 28, 2018 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 28, 2017	134,547	$51.10
Granted	46,436	60.01
Vested	(62,576)	47.26
Forfeited	(8,630)	56.64
Non-Vested Balance as of February 28, 2018	109,777	$56.62
The total fair value of restricted stock units vested during fiscal years 2018, 2017, and 2016 was $3.0 million, $1.6 million and $0.9 million, respectively. For fiscal years 2018, 2017 and 2016, there were 109,777, 134,547 and 98,693, respectively, of non-vested restricted stock units outstanding with weighted average grant date fair values of $56.62, $51.10 and $41.31, respectively.
Performance Share Unit Awards
Performance share unit awards are valued at the market price of the Company's common stock on the grant date. These awards have a three year performance cycle and will vest and become payable, if at all, on the third anniversary of the award date. The awards are subject to the Company’s degree of achievement of a target annual average adjusted return on assets during these three year periods. In addition, a multiplier may be applied to the total awards granted which is based on the Company’s total shareholder return during such three year period in comparison to a defined specific industry peer group as set forth in the plan.
The activity in our non-vested performance stock unit awards for the year ended February 28, 2018 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 28, 2017	51,426	$51.70
Granted	26,157	60.20
Vested	—	—
Forfeited	(7,553)	54.31
Non-Vested Balance as of February 28, 2018	70,030	$54.59
Stock Appreciation Rights
Stock appreciation rights awards are granted with an exercise price equal to the market value of the Company's common stock on the date of grant. These awards generally have a contractual term of 7 years and vest ratably over a period of 3 years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option pricing model. The Company did not grant any SARs in fiscal year 2018, 2017 or 2016.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock appreciation rights awards activity is as follows:

	Year Ended
	February 28, 2018		February 28, 2017		February 29, 2016
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding at beginning of year	170,139	$42.02	312,748	$34.23	376,982	$31.27
Granted	—	—	—	—	—	—
Exercised	(19,481)	31.94	(141,983)	24.85	(59,441)	14.67
Forfeited	(2,145)	45.36	(626)	43.92	(4,793)	44.56
Outstanding at end of year	148,513	$43.29	170,139	$42.02	312,748	$34.23
Exercisable at end of year	148,513	$43.29	126,975	$41.27	217,961	$29.83
The average remaining contractual term for both outstanding and exercisable stock appreciation rights as of February 28, 2018 was 2.68 years, with an aggregate intrinsic value of $0.1 million.
The following table summarizes additional information about stock appreciation rights outstanding at February 28, 2018.

Range of Exercise Prices	Total SARs	Average Remaining Life	Weighted Average Exercise Price	SARs Currently Exercisable	Weighted Average Exercise Price
$25.67	9,080	1.00	$25.67	9,080	$25.67
$39.65	950	2.52	$39.65	950	$39.65
$43.92	82,378	3.01	$43.92	82,378	$43.92
$45.26	40,000	2.68	$45.26	40,000	$45.26
$45.36	16,105	2.00	$45.36	16,105	$45.36
$25.67 - $45.36	148,513	2.68	$43.29	148,513	$43.29

Directors Grants
The Company granted each of its independent directors a total of 2,040, 1,641 and 1,915 shares of its common stock during fiscal years 2018, 2017 and 2016, respectively. These common stock grants were valued at $49.00, $60.94 and $52.21 per share for fiscal years 2018, 2017 and 2016, respectively, which was the market price of the Company's common stock on the respective grant dates.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows (in thousands):

	Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Compensation expense	$6,121	$5,870	$4,538
Income tax benefits	$2,122	$2,055	$1,588
Unrecognized compensation cost related to all the above at February 28, 2018 totaled $6.1 million. These costs are expected to be recognized over a weighted period of 1.67 years.
The actual tax benefit realized for tax deductions from share-based compensation during each of these fiscal years totaled $0.2 million, $1.5 million and $1.0 million, respectively.
The Company’s policy is to issue shares required under these plans from the Company’s treasury shares or from the Company’s authorized but unissued shares. The Company has no formal or informal plan to repurchase shares on the open market to satisfy these requirements.
Note 12 – Debt
Following is a summary of debt (in thousands):

	February 28, 2018	February 28, 2017
2011 Senior Notes	$125,000	$125,000
2008 Senior Notes	14,286	28,571
2017 Term Note	—	49,219
2017 Revolving Line of Credit	162,000	69,500
Total debt	301,286	272,290
Unamortized debt issuance costs	(391)	(861)
Total debt, net	300,895	271,429
Less amount due within one year	(14,286)	(16,629)
Debt due after one year, net	$286,609	$254,800
2011 Senior Notes
On January 21, 2011, the Company entered into a Note Purchase Agreement (the “2011 Agreement”), pursuant to which the Company issued $125.0 million aggregate principal amount of its 5.42% unsecured Senior Notes (the “2011 Notes”), through a private placement (the “2011 Note Offering”). Amounts under the agreement are due in a balloon payment on the January 2021 maturity date. Pursuant to the 2011 Agreement, the Company's payment obligations with respect to the 2011 Notes may be accelerated under certain circumstances.
2008 Senior Notes
On March 31, 2008, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which the Company issued $100.0 million aggregate principal amount of its 6.24% unsecured Senior Notes (the “2008 Notes”) through a private placement (the “2008 Note Offering”). Amounts were due under the Agreement in seven annual installments of $14.3 million commencing in March of 2012 through the March 2018 maturity date. Pursuant to the Note Purchase Agreement, the Company’s payment obligations with respect to the 2008 Notes may be accelerated upon any Event of Default, as defined in the Note Purchase Agreement.
The 2008 Notes and the 2011 Notes each provide for various financial covenants requiring the Company, among other things, to a) maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50.0% of future net income; b) maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00; c) maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Note Purchase Agreement) of at least 2.0:1.0; d) not at any time

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

permit the aggregate amount of all Priority Indebtedness (as defined in the Note Purchase Agreement) to exceed 10.0% of Consolidated Net Worth (as defined in the Note Purchase Agreement).
2017 Term Note and Revolving Credit Facility
On March 27, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America and other lenders. The Credit Agreement provided for a $75.0 million term facility and a $225.0 million revolving credit facility that included a $75.0 million “accordion” feature. The Credit Agreement is used to provide for working capital needs, capital improvements, dividends, future acquisitions and letter of credit needs.
On March 21, 2017, the Company executed the Amended and Restated Credit Agreement (the “2017 Credit Agreement”) with Bank of America and other lenders. The 2017 Credit Agreement amended the Credit Agreement entered into on March 27, 2013 by the following: (i) extending the maturity date until March 21, 2022, (ii) providing for a senior revolving credit facility in a principal amount of up to $450 million, with an additional $150 million accordion, (iii) including a $75 million sublimit for the issuance of standby and commercial letters of credit, (iv) including a $30 million sublimit for swing line loans, (v) restricting indebtedness incurred in respect of capital leases, synthetic lease obligations and purchase money obligations not to exceed $20 million, (vi) restricting investments in any foreign subsidiaries not to exceed $50 million in the aggregate, and (vii) including various financial covenants and certain restricted payments relating to dividends and share repurchases as specifically set forth in the 2017 Credit Agreement. The balance due on the $75.0 million term facility under the previous Credit Agreement was paid in full as a result of the execution of the 2017 Credit Agreement.
The financial covenants, as defined in the 2017 Credit Agreement, require the Company to maintain on a consolidated basis a Leverage Ratio not to exceed 3.25:1.0 and an Interest Coverage Ratio of at least 3.00:1.0. The 2017 Credit Agreement will be used to finance working capital needs, capital improvements, dividends, future acquisitions, letter of credit needs and share repurchases.
Interest rates for borrowings under the 2017 Credit Agreement are based on either a Eurodollar Rate or a Base Rate plus a margin ranging from 0.875% to 1.875% depending on our Leverage Ratio (as defined in the 2017 Credit Agreement). The Eurodollar Rate is defined as LIBOR for a term equivalent to the borrowing term (or other similar interbank rates if LIBOR is unavailable). The Base Rate is defined as the highest of the applicable Fed Funds rate plus 0.50%, the Prime rate, or the Eurodollar Rate plus 1.0% at the time of borrowing. The 2017 Credit Agreement also carries a Commitment Fee for the unfunded portion ranging from 0.175% to 0.30% per annum, depending on our Leverage Ratio. The effective interest rate was 3.33% as of February 28, 2018.
As of February 28, 2018, we had $162.0 million of outstanding debt against the revolving credit facility and letters of credit outstanding in the amount of $22.4 million, which left approximately $265.6 million of additional credit available under the 2017 Credit Agreement.
As of February 28, 2018, the Company was in compliance with all of its debt covenants.
Maturities of debt are as follows (in thousands):

Fiscal year:	Future Debt Maturities
2019	$14,286
2020	—
2021	125,000
2022	—
2023	162,000
Thereafter	—
Total	$301,286

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Operating Segments
Segment Information
Information about segments during the periods presented were as follows (in thousands):

	Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Net sales:
Energy	$421,033	$488,002	$487,038
Metal Coatings	389,397	375,536	402,362
Total net sales	$810,430	$863,538	$889,400

Operating income (loss):
Energy	$(1,766)	$52,577	$56,478
Metal Coatings	84,332	79,033	94,766
Corporate	(34,318)	(32,702)	(30,949)
Total operating income	$48,248	$98,908	$120,295

	Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Depreciation and amortization:
Energy	$19,996	$19,624	$19,131
Metal Coatings	28,617	28,650	26,863
Corporate	1,913	2,083	1,423
Total	$50,526	$50,357	$47,417

	Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Expenditures for acquisitions, net of cash, and property, plant and equipment:
Energy	$32,903	$31,474	$12,863
Metal Coatings	39,474	32,099	86,724
Corporate	2,020	540	858
Total	$74,397	$64,113	$100,445

	February 28, 2018	February 28, 2017
Assets:
Energy	$554,866	$536,557
Metal Coatings	460,575	428,330
Corporate	12,768	13,467
Total assets	$1,028,209	$978,354

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Information About Geographical Areas
Financial information about geographical areas for the periods presented was as follows (in thousands):

	Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Geographic net sales:
United States	$654,336	$705,976	$710,767
Other countries	157,280	157,718	179,832
Eliminations	(1,186)	(156)	(1,199)
Total	$810,430	$863,538	$889,400

	February 28, 2018	February 28, 2017
Property, plant and equipment, net:
United States	$194,418	$205,079
Canada	18,254	18,002
Other Countries	4,183	5,529
Total	$216,855	$228,610
Note 14 – Commitments and Contingencies
Legal
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases
The Company is obligated under various operating leases for property, plant and equipment. As February 28, 2018, future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year are summarized in the below table (in thousands):

Fiscal year:	Future Minimum Lease Obligations
2019	$7,336
2020	6,053
2021	5,057
2022	4,924
2023	4,781
Thereafter	25,017
Total	$53,168
Rent expense was $13.9 million, $17.0 million and $13.9 million for fiscal years 2018, 2017 and 2016, respectively. Rent expense includes various equipment rentals that do not meet the terms of a non-cancelable lease or that have initial terms of less than one year.
Commodity pricing
We have no contracted commitments for any commodities including steel, aluminum, natural gas, cooper, zinc, nickel based alloys, except for those entered into under the normal course of business.
Other
At February 28, 2018, the Company had outstanding letters of credit in the amount of $37.6 million, with $22.4 million issued under the 2017 Credit Agreement and $15.2 million issued by HSBC Bank (China). These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods. In addition, as of February 28, 2018, a warranty reserve in the amount of $2.0 million was established to offset any future warranty claims.
Note 15 – Acquisitions
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
On September 6, 2017, the Company completed the acquisition of all the assets and outstanding shares of Powergrid Solutions, Inc. ("PSI"), a privately held company, based in Oshkosh, Wisconsin. PSI designs, engineers and manufactures customized low and medium-voltage power quality, power generation and distribution equipment. PSI’s product portfolio includes metal-enclosed, metal-clad and padmount switchgear, serving the utility, commercial, industrial and renewable energy markets since 1982. The acquisition of PSI is a key addition to the Company's electrical switchgear portfolio. The addition of PSI’s low-voltage and padmount switchgear allows AZZ to offer a comprehensive portfolio of customized switchgear solutions to both existing and new customers in a diverse set of industries. The goodwill arising from this acquisition was allocated to the Energy Segment and is deductible for income tax purposes.
On June 30, 2017, the Company completed the acquisition of the assets of Enhanced Powder Coating Ltd., (“EPC”), a privately held, high specification, National Aerospace and Defense Contractors Accreditation Program, ("NADCAP"), certified provider of powder coating, plating and anodizing services based in Gainesville, Texas. EPC, founded in 2003, offers a full spectrum of finish technology including powder coating, abrasive blasting and plating for heavy industrial, transportation, aerospace and light commercial industries. The acquisition of EPC is consistent with the Company's strategic initiative to grow its Metal Coatings segment with products and services that complement its industry-leading galvanizing business. The goodwill arising from this acquisition was allocated to the Metal Coatings Segment and is deductible for income tax purposes.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 1, 2016, the Company completed an acquisition of the equity securities of Power Electronics, Inc. ("PEI"), a Millington, Maryland-based manufacturer and integrator of electrical enclosure systems. The acquisition of PEI will enhance our capacity to serve existing and new customers in a diverse set of industries along the Eastern seaboard of the United States. The goodwill arising from this acquisition was allocated to the Energy Segment and is deductible for income tax purposes.
On February 1, 2016, the Company completed its acquisition of substantially all the assets of Alpha Galvanizing Inc., an Atkinson, Nebraska-based business unit of Olson Industries, Inc. ("Alpha Galvanizing"). Alpha Galvanizing has served steel fabrication customers that manufacture electrical utility poles, agricultural machinery and industrial manufacturing components since 1996. Alpha Galvanizing was acquired to expand the footprint of AZZ Metal Coatings and to support AZZ’s locations in Minnesota and Denver, Colorado, as well as serve customers in the upper Midwest region. The goodwill arising from this acquisition was allocated to the Metal Coatings Segment and is deductible for income tax purposes.
On June 5, 2015, the Company completed the acquisition of substantially all the assets of US Galvanizing, LLC, a provider of steel corrosion coating services and a wholly-owned subsidiary of Trinity Industries, Inc. The acquisition of the US Galvanizing, LLC assets includes six galvanizing facilities located in Hurst, Texas; Kennedale, Texas; Big Spring, Texas; San Antonio, Texas; Morgan City, Louisiana; and Kosciusko, Mississippi. Additionally, the transaction includes Texas Welded Wire, a secondary business integrated within US Galvanizing's Hurst, Texas facility. US Galvanizing, LLC was acquired to expand AZZ’s Southern locations. The goodwill arising from this acquisition was allocated to the Metal Coatings Segment and is deductible for income tax purposes.
The Company paid $44.8 million, $22.7 million and $60.6 million, for these acquisitions, net of cash acquired, during fiscal 2018, 2017 and 2016, respectively. These acquisitions were not significant individually or in the aggregate for any fiscal year. Accordingly, disclosures of the purchase price allocations and unaudited pro forma results of operations have not been provided.
Note 16 – Subsequent Events
On March 12, 2018, the Company purchased certain assets through a bankruptcy sales process from Lectrus Corporation, a privately-held corporation based in Chattanooga, Tennessee. Lectrus designs and manufactures custom metal enclosures and provides electrical and mechanical integration. The acquisition will complement AZZ's current metal enclosure and switchgear businesses.
On March 31, 2018, the Company made the final principal payment of $14.3 million to fully settle the 2008 Senior Notes on the scheduled maturity date.
Note 17 – Selected Quarterly Financial Data (Unaudited)

	Quarter ended
	May 31, 2017	August 31, 2017	November 30, 2017	February 28, 2018
	(in thousands, except per share data)
Net sales	$205,283	$196,329	$208,158	$200,660
Gross profit	47,382	43,800	31,117	38,010
Net income	12,062	9,786	(166)	23,487
Basic earnings (loss) per share	0.46	0.38	(0.01)	0.91
Diluted earnings (loss) per share	0.46	0.38	(0.01)	0.90

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter ended
	May 31, 2016	August 31, 2016	November 30, 2016	February 28, 2017
	(in thousands, except per share data)
Net sales	$250,366	$200,790	$228,116	$184,266
Gross profit	65,128	42,104	51,297	46,803
Net income	22,189	10,159	16,646	12,270
Basic earnings per share	0.86	0.39	0.64	0.47
Diluted earnings per share	0.85	0.39	0.64	0.47

Schedule II
AZZ Inc.
Valuation and Qualifying Accounts and Reserves
(In thousands)

	Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Allowance for Doubtful Accounts
Balance at beginning of year	$347	$264	$1,472
Additions (reductions) charged or credited to income	3,290	48	(1,072)
(Write offs) recoveries, net	(3,084)	20	(176)
Other	16	11	48
Effect of exchange rate	—	4	(8)
Balance at end of year	$569	$347	$264

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of its principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act"), the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer concluded that, due to the material weakness described below, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-K to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and were not effective as of the end of the period covered by this Form 10-K to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Controls Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management, with the participation of its principal executive officer and principal financial officer assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2018 due to the following:
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
Management's assessment and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of the internal controls of Rogers Brothers Company, Powergrid Solutions, Inc. or Enhanced Powder Coating Ltd, whose acquisitions were completed during fiscal year 2018. These entities constituted approximately 5.2% of the Company’s total assets as of February 28, 2018 and 2.4% and 0.8% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of these entities because of the timing of the acquisitions during the fiscal year.
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

Changes in Internal Controls Over Financial Reporting
Subject to the remediation efforts noted above, there have been no changes in the Company's internal control over financial reporting during the three months ended February 28, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with regard to executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
Information regarding directors of AZZ required by this Item is incorporated by reference to the section entitled “Election of Directors” set forth in the Proxy Statement for our 2018 Annual Meeting of Shareholders.
The information regarding compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement for our 2018 Annual Meeting of Shareholders.
Information regarding our audit committee financial experts and code of ethics and business conduct required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Proxy Statement for our 2018 Annual Meeting of Shareholders.
No director or nominee for director has any family relationship with any other director or nominee or with any executive officer of our company.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Fees Paid to Directors” set forth in our Proxy Statement for our 2018 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management” set forth in the Proxy Statement for our 2018 Annual Meeting of Shareholders.
Equity Compensation Plan
The following table provides a summary of information as of February 28, 2018, relating to our equity compensation plans in which our Common Stock is authorized for issuance.
Equity Compensation Plan Information:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders(1)	148,513(2)	$43.29	1,304,407(3)
Total	148,513	$43.29	1,304,407

(1)
Consists of the Amended and Restated 2005 Long-Term Incentive Plan and the 2014 Long-Term Incentive Plan. See Note 11, “Stock Compensation” to our “Notes to Consolidated Financial Statements” for further information.

(2)	The average term of outstanding stock appreciation rights is 2.68 years.

(3)	Consists of 1,304,407 shares remaining available for future issuance under the Amended and Restated 2005 Long-Term Incentive Plan.

Description of Other Plans for the Grant of Equity Compensation
Long Term Incentive Plans
The description of the 2005 Long Term Incentive Plan and 2014 Long Term Incentive Plan provided in Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K are incorporated by reference under this Item.
Item 13. Certain Relationships and Related transactions, and Director Independence
The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” set forth in the Proxy Statement for our 2018 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
Information required by this Item is incorporated by reference to the sections entitled “Other Business – Independent Auditor Fees” and “Other Business – Pre-approval of Non-audit Fees” set forth in our Proxy Statement for our 2018 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A.     Financial Statements

1.	The financial statements filed as a part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” on page 26.

2.	Financial Statement Schedule
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
 B.    Exhibits Required by Item 601 of Regulation S-K
A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this Annual Report on Form 10-K is set forth in the Index to Exhibits beginning on page 61, which immediately precedes such exhibits.
Item 16. Form 10-K Summary
None.

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

10.20*	AZZ Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 21, 2016)
10.21*	AZZ Inc. Severance Pay Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on October 3, 2017.
14.1	Code of Conduct. AZZ Inc. Code of Conduct may be accessed via the Company’s Website at www.azz.com.
21.1	Subsidiaries of the Registrant (Filed herewith)
23.1	Consent of BDO USA, LLP (Filed herewith)
31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc.
(Registrant)

May 15, 2018	By: /s/ Thomas E. Ferguson
Thomas E. Ferguson, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

May 15, 2018	/s/ Kevern R. Joyce
Kevern R. Joyce Chairman of the Board of Directors

May 15, 2018	/s/ Thomas E. Ferguson
Thomas E. Ferguson President, Chief Executive Officer and Director (Principal Executive Officer)

May 15, 2018	/s/ Paul W. Fehlman
Paul W. Fehlman, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 15, 2018	/s/ James Drew Byelick
James Drew Byelick Vice President and Chief Accounting Officer

May 15, 2018	/s/ Daniel R. Feehan
Daniel R. Feehan Director

May 15, 2018	/s/ Daniel E. Berce
Daniel E. Berce Director

May 15, 2018	/s/ Paul Eisman
Paul Eisman Director

May 15, 2018	/s/ Venita McCellon-Allen
Venita McCellon-Allen Director

May 15, 2018	/s/ Ed McGough
Ed McGough Director

May 15, 2018	/s/ Steven R. Purvis
Steven R. Purvis Director

May 15, 2018	/s/ Stephen E. Pirnat
Stephen E. Pirnat Director