Form 10-Q
period 2018-05-31
AZZ INC
filed 2018-07-03
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at May 31, 2018:
Common Stock, $1.00 par value per share	26,026,507

AZZ INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	May 31, 2018	February 28, 2018
Assets
Current assets:
Cash and cash equivalents	$13,938	$20,853
Accounts receivable (net of allowance for doubtful accounts of $2,320 as of May 31, 2018 and $569 as of February 28, 2018)	169,239	141,488
Inventories:
Raw material	102,105	98,475
Work-in-process	2,159	2,544
Finished goods	8,010	9,742
Contract assets	69,717	51,787
Prepaid expenses and other	10,202	4,265
Total current assets	375,370	329,154
Property, plant and equipment, net	214,341	216,855
Goodwill	323,965	321,307
Intangibles and other assets, net	156,508	160,893
Total assets	$1,070,184	$1,028,209
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$59,232	$54,162
Income tax payable	1,981	144
Accrued salaries and wages	18,609	19,011
Other accrued liabilities	23,959	19,622
Customer deposits	1,281	1,816
Contract liabilities	21,838	22,698
Debt due within one year	—	14,286
Total current liabilities	126,900	131,739
Debt due after one year, net	322,146	286,609
Other long-term liabilities	11,180	11,696
Deferred income taxes	33,558	32,962
Total liabilities	493,784	463,006
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par, shares authorized 100,000; 26,027 shares issued and outstanding at May 31, 2018 and 25,959 shares issued and outstanding at February 28, 2018	26,027	25,959
Capital in excess of par value	40,545	38,446
Retained earnings	537,318	526,018
Accumulated other comprehensive loss	(27,490)	(25,220)
Total shareholders’ equity	576,400	565,203
Total liabilities and shareholders' equity	$1,070,184	$1,028,209
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended May 31,
	2018	2017

Net sales	$262,236	$205,283
Cost of sales	203,531	157,901
Gross margin	58,705	47,382

Selling, general and administrative	35,009	27,359
Operating income	23,696	20,023

Interest expense	3,838	3,360
Other income, net	(291)	(185)
Income before income taxes	20,149	16,848
Income tax expense	4,431	4,786
Net income	$15,718	$12,062
Earnings per common share
Basic earnings per share	$0.60	$0.46
Diluted earnings per share	$0.60	$0.46

Cash dividends declared per common share	$0.17	$0.17
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended May 31,
	2018	2017

Net income	$15,718	$12,062
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax of $0	(2,256)	(997)
Interest rate swap, net of income tax of $7 and $7, respectively.	(14)	(14)
Other comprehensive loss	(2,270)	(1,011)
Comprehensive income	$13,448	$11,051
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended May 31,
	2018	2017

Cash Flows From Operating Activities
Net income	$15,718	$12,062
Adjustments to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	1,815	63
Amortization and depreciation	13,071	12,423
Deferred income taxes	639	261
Net loss (gain) on sale of property, plant and equipment	212	(100)
Amortization of deferred borrowing costs	138	154
Share-based compensation expense	1,358	1,194
Effects of changes in assets and liabilities:
Accounts receivable	(29,577)	(14,114)
Inventories	(1,362)	(6,976)
Prepaid expenses and other	(5,927)	(5,619)
Other assets	(1,148)	(1,019)
Net change in contract assets and liabilities	(20,438)	(4,940)
Accounts payable	5,576	(2,405)
Other accrued liabilities and income taxes payable	7,559	(6,788)
Net cash used in operating activities	(12,366)	(15,804)
Cash Flows From Investing Activities
Proceeds from sale of property, plant and equipment	—	171
Purchase of property, plant and equipment	(2,847)	(10,141)
Acquisition of subsidiaries, net of cash acquired	(8,000)	—
Net cash used in investing activities	(10,847)	(9,970)
Cash Flows From Financing Activities
Proceeds from revolving loan	102,500	128,000
Payments on revolving loan	(67,000)	(36,500)
Payments on long term debt	(14,286)	(63,504)
Purchases of treasury shares	—	(2,683)
Payments of dividends	(4,418)	(4,423)
Net cash provided by financing activities	16,796	20,890
Effect of exchange rate changes on cash	(498)	(81)
Net decrease in cash and cash equivalents	(6,915)	(4,965)
Cash and cash equivalents at beginning of period	20,853	11,302
Cash and cash equivalents at end of period	$13,938	$6,337

Supplemental disclosures
Cash paid for interest	$2,465	$2,286
Cash paid for income taxes	$670	$7,097
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount
Balance at February 28, 2018	25,959	$25,959	$38,446	$526,018	$(25,220)	$565,203
Share-based compensation	—	—	1,358	—	—	1,358
Restricted stock units	30	30	(549)	—	—	(519)
Stock issued for SARs	1	1	—	—	—	1
Employee stock purchase plan	37	37	1,290	—	—	1,327
Retirement of treasury shares	—	—	—	—	—	—
Cash dividends paid	—	—	—	(4,418)	—	(4,418)
Net income	—	—	—	15,718	—	15,718
Foreign currency translation	—	—	—	—	(2,256)	(2,256)
Interest rate swap	—	—	—	—	(14)	(14)
Balance at May 31, 2018	26,027	$26,027	$40,545	$537,318	$(27,490)	$576,400
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	The Company and Basis of Presentation
AZZ Inc. (“AZZ”, the “Company”, "our" or “we”) was established in 1956 and incorporated under the laws of the state of Texas. We are a global provider of metal coating services, welding solutions, specialty electrical equipment and highly engineered services to the power generation, transmission, distribution, refining and industrial markets. We have two distinct operating segments: the Energy Segment and Metal Coatings Segment. AZZ Energy is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in the energy markets worldwide. AZZ Metal Coatings is a leading provider of metal finishing solutions for corrosion protection, including hot dip galvanizing to the North American steel fabrication industry.
Presentation
The accompanying condensed consolidated balance sheet as of February 28, 2018, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2018, included in the Company’s Annual Report on Form 10-K covering such period.
Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ended February 28, 2019 is referred to as fiscal 2019.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of May 31, 2018, the results of its operations for the three months ended May 31, 2018 and 2017, and cash flows for the three months ended May 31, 2018 and 2017. These interim results are not necessarily indicative of results for a full year.
Accounting Standards Recently Adopted
On March 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments ("ASC 606") using the modified retrospective method applied to those contracts which were not completed as of February 28, 2018. Results for operating periods beginning on or after March 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. However, for the three months ended May 31, 2018, the impact of applying ASC 606 as opposed to applying legacy accounting guidance did not result in a significant change to reported revenues or costs of revenues. Accordingly, no reconciliation has been provided to show the difference between applying ASC 606 and legacy guidance for the three months ended May 31, 2018. In addition, there was no cumulative effect adjustment to the beginning retained earnings on March 1, 2018 related to the adoption. See Note 2 for a description of the Company's accounting policy resulting from the adoption of ASC 606.
On March 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The adoption did not have a material impact on the Company's consolidated statements of cash flows.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will be effective for the Company in the first quarter of its fiscal year 2020 and early adoption is permitted. The ASU requires adoption based upon a modified retrospective transition approach. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

2.	Summary of Significant Accounting Policies
The Company’s significant accounting policies are detailed in Note 1 of its Annual Report on Form 10-K for the year ended February 28, 2018. The following section includes revised accounting policies related to the adoption of ASC 606.
Revenue recognition
The Company determines revenue recognition through the following steps:
1)Identification of the contract with a customer,
2)Identification of the performance obligations in the contract,
3)Determination of the transaction price,
4)Allocation of the transaction price to performance obligations in the contract, and
5)Recognition of revenue when, or as, the Company satisfies a performance obligation
Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration that it expects to be entitled to in exchange for those goods or services. The amount and timing of revenue recognition varies by segment based on the nature of the goods or services provided and the terms and conditions of the customer contract.
Energy Segment
AZZ's Energy segment is a provider of specialized products and services designed to support industrial, nuclear and electrical applications. Within this segment, the contract is governed by a customer purchase order and an executed product or services agreement. The contract generally specifies the delivery of what constitutes a single performance obligation consisting of either custom built products, custom services, or off-the-shelf products. When the Company does enter into an arrangement with multiple performance obligations, the transaction price is allocated to each performance obligation based on the relative standalone selling prices of the goods or services being provided to the customer and revenue is recognized upon the satisfaction of each performance obligation. The Company combines contracts for revenue recognition purposes that are executed with the same customer within a short timeframe from each other and that purport to be for a single commercial objective.
For custom built products, the Company recognizes revenues over time provided that the goods do not have an alternative use to the Company and the Company has an unconditional right to payment for work completed to date plus a reasonable margin. For custom services, which consist of specialized welding and other professional services, the Company recognizes revenues over time as the services are rendered due to the fact that the services enhance a customer owned asset. For off-the-shelf products, which consist of tubing and lighting products, the Company recognizes revenue at a point-in-time upon the transfer of the goods to the customer.
For services and custom built products, the Company recognizes revenues over time using a cost-to-cost input measure. This requires the Company to estimate the total contract revenues, costs and margin, which can involve significant management judgment. As a significant change in one or more of these estimates could affect the profitability of the Company’s contracts, management reviews and updates its contract related estimates regularly. The Company recognizes adjustments in estimated margin on contracts under a cumulative catch-up basis and subsequent revenues are recognized using the adjusted estimate. If the estimate of contract margin indicates an anticipated loss on the contract, the Company recognizes the total estimated loss in the period it is identified.
Due to the custom nature of the goods and services provided, contracts within the Energy segment are often modified to account for changes in contract specifications and requirements. A contract modification exists when the modification either creates new or changes the existing enforceable rights and obligations in the contract. For the Company, most contract modifications are related to goods or services that are not distinct from those in the original contract due to the significant interrelationship or interdependencies between the deliverables. Such modifications are accounted for as if they were part of the original contract. As a result, the transaction price and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis.
In addition to fixed consideration, the Company’s contracts within its Energy segment can include variable consideration, including claims, incentive fees, liquidated damages or other penalties. The Company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The company estimates the amount of revenue to be recognized on variable consideration using the expected value or the most likely amount method, whichever is expected to better predict the amount.

Metal Coatings Segment
AZZ’s Metal Coatings segment is a provider of hot dip galvanizing, powder coating and other metal coating applications to the steel fabrication industry. Within this segment, the contract is governed by a customer purchase order or work order. The contract generally specifies the delivery of what constitutes a single performance obligation consisting of metal coating services. The Company combines contracts for revenue recognition purposes that are executed with the same customer within a short timeframe from each other and that purport to be for a single commercial objective.
The Company recognizes revenue over time as the metal coating is applied to the customer provided material as the process enhances a customer controlled asset. Contract modifications are rare within this segment and most contracts are on a fixed price basis with no variable consideration.
Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets (unbilled receivables), and contract liabilities (customer advances and deposits) on the consolidated balance sheet, primarily related to the Company’s Energy segment. Amounts are billed as work progresses in accordance with agreed upon contractual terms, either at periodic intervals (e.g., weekly or monthly) or upon achievement of contractual milestones. Billing can occur subsequent to revenue recognition, resulting in contract assets. In addition, the Company can receive advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period.
For the three months ended May 31, 2018, the Company recognized $17.3 million of revenues from amounts that were included in contract liabilities at February 28, 2018. The Company did not record any revenues for the three months ended May 31, 2018 related to performance obligations satisfied in prior periods. The Company expects to recognize revenues of approximately $19.2 million, $0.5 million and $2.1 million in fiscal 2019, 2020 and 2021, respectively, related to the $21.8 million balance of contract liabilities as of May 31, 2018.
The increases or decreases in accounts receivable, contract assets and contract liabilities during the three months ended May 31, 2018 were due primarily to normal timing differences between the Company’s performance and customer payments. The Lectrus acquisition described in Note 8 had no impact on contract assets or liabilities as of the date of acquisition.
Other
No general rights of return exist for customers and the Company establishes provisions for estimated warranties. The Company generally does not sell extended warranties. Revenue is recognized net of applicable sales and other taxes. The Company does not adjust the contract price for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a good or service to a customer and when the customer pays for that good or service will be one year or less, which is generally the case. Sales commissions are deferred and recognized over the same period as the related revenues. Shipping and handling is treated as a fulfillment obligation instead of a separate performance obligation and such costs are expensed as incurred.
Disaggregated Revenue
Revenue by segment and geography is disclosed in Note 5. In addition, the following table presents disaggregated revenue by customer industry (in thousands):

	Three Months Ended May 31,
	2018	2017

Net sales:
Industrial - oil and gas, construction, and general	$141,607	$117,011
Transmission and distribution	78,671	45,162
Power generation	41,958	43,110
Total net sales	$262,236	$205,283

3.	Earnings Per Share
Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, expect per share data):

	Three Months Ended May 31,
	2018	2017
Numerator:
Net income for basic and diluted earnings per common share	$15,718	$12,062
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,984	26,012
Effect of dilutive securities:
Employee and director stock awards	50	81
Denominator for diluted earnings per common share	26,034	26,093
Earnings per share basic and diluted:
Basic earnings per common share	$0.60	$0.46
Diluted earnings per common share	$0.60	$0.46

4.	Share-based Compensation
The Company has one share-based compensation plan, the 2014 Long Term Incentive Plan (the “Plan”). The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, performance share units, stock options, and stock appreciation rights to purchase common stock of the Company. The maximum number of shares that may be issued under the Plan is 1,500,000 shares. As of May 31, 2018, the Company has approximately 1,264,299 shares available for future issuance under the Plan.
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

The activity of our non-vested restricted stock unit awards for the three months ended May 31, 2018 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested balance as of February 28, 2018	109,777	$56.62
Granted	82,371	42.00
Vested	(36,730)	54.64
Forfeited	(5,228)	57.19
Non-vested balance as of May 31, 2018	150,190	$49.07

Performance Share Unit Awards
Performance share unit awards are valued at the market price of our common stock on the grant date. These awards have a three year performance cycle and will vest and become payable, if at all, on the third anniversary of the award date. The awards are subject to the Company’s degree of achievement of a target annual average adjusted return on assets during these three-year periods. In addition, a multiplier may be applied to the total awards granted which is based on the Company’s total shareholder return during such three-year period in comparison to a defined specific industry peer group as set forth in the plan. The activity of our non-vested performance share unit awards for the three months ended May 31, 2018 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Non-vested balance as of February 28, 2018	70,030	$54.59
Granted	46,183	42.00
Vested	(3,378)	46.65
Forfeited	(27,109)	49.28
Non-vested balance as of May 31, 2018	85,726	$49.80
Stock Appreciation Rights
Stock appreciation rights are granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of 7 years and vest ratably over a period of three years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option-pricing model.
A summary of the Company’s stock appreciation rights activity for the three months ended May 31, 2018 is as follows:

	SARs	Weighted Average Exercise Price
Outstanding as of February 28, 2018	148,513	$43.29
Granted	—	—
Exercised	(4,078)	44.42
Forfeited	—	—
Outstanding as of May 31, 2018	144,435	$43.26
Exercisable as of May 31, 2018	144,435	$43.26
The average remaining contractual term for those stock appreciation rights outstanding at May 31, 2018 is 2.43 years, with an aggregate intrinsic value of $0.2 million. The average remaining contractual terms for those stock appreciation rights that are exercisable as of May 31, 2018 is 2.43 years, with an aggregate intrinsic value of $0.2 million.
Employee Stock Purchase Plan
The Company also has an employee stock purchase plan, which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "offering period"). On the first day of an offering period (the “enrollment date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option-pricing model. For the three months ended May 31, 2018, the Company issued 37,224 shares under the Employee Stock Purchase Plan.

Share-based Compensation Expense
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows (in thousands):

	Three Months Ended May 31,
	2018	2017
Compensation expense	$1,358	$1,194
Income tax benefits	$306	$382
Unrecognized compensation cost related to restricted stock units, performance share unit awards, stock appreciation rights, and the employee stock purchase plan at May 31, 2018 totals $10.4 million.
The Company’s policy is to issue shares required under these plans from the Company’s treasury shares or from the Company’s authorized but unissued shares.

5.	Segments
Segment Information
Net sales and operating income by segment for each period were as follows (in thousands):

	Three Months Ended May 31,
	2018	2017

Net sales:
Energy	$146,986	$113,206
Metal Coatings	115,250	92,077
Total net sales	262,236	205,283

Operating income (loss):
Energy	$9,958	$6,711
Metal Coatings	25,184	21,242
Corporate	(11,446)	(7,930)
Total operating income	$23,696	$20,023

Asset balances by segment for each period were as follows (in thousands):

	May 31, 2018	February 28, 2018
Total assets:
Energy	$597,143	$554,866
Metal Coatings	459,708	460,575
Corporate	13,333	12,768
Total	$1,070,184	$1,028,209

Financial Information About Geographical Areas
The following table presents revenue by geographic region for each period (in thousands):

	Three Months Ended May 31,
	2018	2017

Net sales:
United States	$213,606	$166,730
International	48,630	38,553
Total	$262,236	$205,283

The following table presents fixed assets by geographic region for each period (in thousands):

	May 31, 2018	February 28, 2018
Property, plant and equipment, net:
United States	$192,748	$194,418
Canada	17,574	18,254
Other countries	4,019	4,183
Total	$214,341	$216,855

6.	Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within other accrued liabilities on the consolidated balance sheet. Management periodically reviews the reserves and makes adjustments accordingly. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The following table shows changes in the warranty reserves since the end of fiscal 2018 (in thousands):

Warranty Reserve
Balance at February 28, 2018	$2,013
Warranty costs incurred	(577)
Additions charged to income	675
Balance at May 31, 2018	$2,111

7.	Debt
The Company's debt consisted of the following for each of the periods presented (in thousands):

	May 31, 2018	February 28, 2018
2011 Senior Notes	$125,000	$125,000
2008 Senior Notes	—	14,286
2017 Revolving Credit Facility	197,500	162,000
Total debt	322,500	301,286
Unamortized debt issuance costs for Senior Notes	(354)	(391)
Total debt, net	322,146	300,895
Less amount due within one year	—	(14,286)
Debt due after one year, net	$322,146	$286,609
On March 31, 2018, the Company made the final principal payment of $14.3 million to fully settle the 2008 Senior Notes on the scheduled maturity date.

8.	Acquisitions
On March 22, 2018, the Company purchased certain assets through a bankruptcy sales process from Lectrus Corporation, a privately-held corporation based in Chattanooga, Tennessee. Lectrus designs and manufactures custom metal enclosures and provides electrical and mechanical integration. The acquisition will complement AZZ's current metal enclosure and switchgear businesses.
This acquisition was not significant. Accordingly, disclosures of the purchase price allocation and unaudited pro forma results of operations have not been provided.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand and response to products and services offered by AZZ, including demand by the power generation markets, electrical transmission and distribution markets, the industrial markets, and the hot dip galvanizing markets; prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; changes in the political stability and economic conditions of the various markets that AZZ serves, foreign and domestic, customer requested delays of shipments, acquisition opportunities, currency exchange rates, adequacy of financing, and availability of experienced management and employees to implement AZZ’s continued growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; the continuing economic volatility in the U.S. and other markets in which we operate; acts of war or terrorism inside the United States or abroad; natural disasters in the countries in which we operate; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business in AZZ’s Annual Report on Form 10-K for the fiscal year ended February 28, 2018 and other filings with the SEC, available for viewing on AZZ’s website at www.azz.com and on the SEC’s website at www.sec.gov.
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
The following discussion should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018, and with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Adoption of Revenue Recognition Standard
On March 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments ("ASC 606") using the modified retrospective method applied to those contracts which were not completed as of February 28, 2018. Results for operating periods beginning on or after March 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. However, for the three months ended May 31, 2018, the impact of applying ASC 606 as opposed to applying legacy accounting guidance did not result in a significant change to reported revenues or costs of revenues. Accordingly, no reconciliation has been provided to show the difference between applying ASC 606 and legacy guidance for the three months ended May 31, 2018. In addition, there was no cumulative effect adjustment to the beginning retained earnings on March 1, 2018 related to the adoption. See Note 2 to the condensed consolidated financial statements included herein for a description of our accounting policy resulting from the adoption of ASC 606.
RESULTS OF OPERATIONS
We have two distinct operating segments, the Energy Segment and the Metal Coatings Segment, as defined in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue and operating income by segment to evaluate our segments. Segment operating income consists of net sales less cost of sales and selling, general and administrative expenses that are specifically identifiable to a segment. For a reconciliation of segment operating income to consolidated operating income, see Note 5 to our quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q.

Orders and Backlog
Our entire backlog relates to our Energy Segment and was $329.7 million as of May 31, 2018, an increase of $64.3 million, or 24.2%, as compared to $265.4 million as of February 28, 2018. Our backlog increased $23.3 million, or 7.6%, as compared to the same period in the prior fiscal year. Both of these increases were primarily the result of several large international orders and higher overall activity within the Energy Segment. For the three months ended May 31, 2018, our book-to-ship ratio increased to 1.22 to 1 from 0.94 to 1 when compared to same period of fiscal 2018 and our incoming net orders increased by $126.8 million, or 65.4%.
The table below includes the progression of the backlog (in thousands):

	Period Ended		Period Ended
Backlog	2/28/2018	$265,417	02/28/17	$317,922
Net bookings		320,531		193,754
Acquired backlog		6,006		—
Shipments		(262,236)		(205,283)
Backlog	5/31/2018	329,718	5/31/2017	306,393
Book to ship ratio		1.22		0.94
Segment Revenues
For the three months ended May 31, 2018, consolidated revenues increased $57.0 million, or 27.7%, as compared to the same period in fiscal 2018.
The following table reflects the breakdown of revenue by segment (in thousands):

	Three Months Ended May 31,
	2018	2017

Net sales:
Energy	$146,986	$113,206
Metal Coatings	115,250	92,077
Total net sales	$262,236	$205,283
Revenues for the Energy Segment increased 29.8% for the three months ended May 31, 2018, to $147.0 million as compared to the same period in fiscal 2018. The increase in revenue was caused by several positive factors including increased turnarounds in the U.S. refinery market, increased international projects and an uptick in our electrical business. The increase was also attributable to incremental revenues from our acquisitions completed during the past twelve months and was partially offset by continued softness in the nuclear market.
Revenues for the Metal Coatings Segment increased 25.2% for the three months ended May 31, 2018, to $115.3 million as compared to the same period in fiscal 2018. The increase was a result of higher selling prices and higher volumes in steel processed during the period driven primarily by improvements in various markets. The increase was also attributable to incremental revenues from our acquisitions completed during the past twelve months.

Segment Operating Income
The following table reflects the breakdown of operating income by segment (in thousands):

	Three Months Ended May 31,
	2018	2017

Operating income (loss):
Energy	$9,958	$6,711
Metal Coatings	25,184	21,242
Corporate	(11,446)	(7,930)
Total operating income	$23,696	$20,023
Operating income for the Energy Segment increased by $3.2 million, or 48.4%, to $10.0 million for the three months ended May 31, 2018 as compared to the same period in fiscal 2018. Operating margins were 6.8% for the three months ended May 31, 2018 as compared to 5.9% for the prior year comparable period. These increases were primarily attributable to the positive factors noted above and improvements in project margins.
Operating income for the Metal Coatings Segment increased by $3.9 million, or 18.6%, for the three months ended May 31, 2018 as compared to the same period in fiscal 2018. Operating margins were 21.9% for the three months ended May 31, 2018 as compared to 23.1% for the prior year comparable period. The increase in operating income was primarily attributable to the higher volumes and selling prices noted above, while the decline in operating margins was a result of increased zinc costs.
Corporate Expenses
Corporate expenses increased by $3.5 million or 44.3% to $11.4 million for the three months ended May 31, 2018 as compared to the prior year comparable period. The increase is primarily attributable to increased employee compensation, outside professional services and general corporate marketing activities.
Interest Expense
Interest expense for the three months ended May 31, 2018 was $3.8 million as compared to $3.4 million for the three months ended May 31, 2017. The increase in interest expense in comparison to the same respective period in the prior year was the result of a higher average outstanding debt balance. As of May 31, 2018, our gross outstanding debt was $322.5 million, compared to $300.3 million outstanding as of May 31, 2017. Our gross debt to equity ratio was 0.56 to 1 as of May 31, 2018, compared to 0.56 to 1 as of May 31, 2017.
Income Taxes
The provision for income taxes reflects an effective tax rate of 22.0% for the three months ended May 31, 2018, as compared to 28.4% for the comparable period in fiscal 2018. The decrease in the effective rate is primarily attributable to the Tax Cuts and Jobs Act of 2017.
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
For the three months ended May 31, 2018, net cash used in operating activities was $12.4 million, net cash used in investing activities was $10.8 million, net cash provided by financing activities was $16.8 million, and a decrease of $0.5 million from the net effect of exchange rate changes on cash resulting in a net decrease in cash and cash equivalents of $6.9 million. In comparison to the comparable period in fiscal 2018, the results in the statement of cash flows for operating activities for the three months ended May 31, 2018, are primarily attributable to the increase in net income, partially offset by less favorable impacts of changes in working capital. The Company's use of cash for investing activities was slightly higher due to increased spending for acquisitions year over year, partially offset by lower capital expenditures. Cash provided by financing activities was lower during the three months ended May 31, 2018 due primarily to decreased net borrowings.
Our working capital was $248.5 million as of May 31, 2018, as compared to $197.4 million at February 28, 2018.
2017 Term Note and Revolving Credit Facility
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
As of May 31, 2018, we had $197.5 million of outstanding debt against the revolving credit facility provided and letters of credit outstanding in the amount of $23.1 million, which left approximately $229.4 million of additional credit available under the 2017 Credit Agreement.
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
The 2011 Notes provide for various financial covenants requiring us, among other things, to a) maintain on a consolidated basis net worth (as defined in the Note Purchase Agreement) equal to at least the sum of $116.9 million plus 50.0% of future net income; b) maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00; c) maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Note Purchase Agreement) of at least 2.0:1.0; d) not at any time permit the aggregate amount of all Priority Indebtedness (as defined in the Note Purchase Agreement) to exceed 10.0% of Consolidated Net Worth.

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
As of May 31, 2018, the Company was in compliance with all of its debt covenants.
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
Other
As of May 31, 2018, we had outstanding letters of credit in the amount of $32.1 million, with $23.1 million issued under the 2017 Credit Agreement and $9.0 million issued by HSBC Bank (China).  These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods.

The following summarizes our operating leases, debt principal payments, and interest payments (based on current interest rates for variable rate debt) for the remainder of the next five years and beyond (in thousands).

	Operating Leases	Long-Term Debt	Interest	Total
Fiscal:
2019	$6,606	$—	$12,427	$19,033
2020	6,997	—	14,278	21,275
2021	5,808	125,000	14,278	145,086
2022	5,599	—	7,504	13,103
2023	5,392	197,500	721	203,613
Thereafter	26,248	—	—	26,248
Total	$56,650	$322,500	$49,208	$428,358

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
During the three months ended May 31, 2018, with the exception of the adoption of ASC 606, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended February 28, 2018. See Note 2 to the condensed consolidated financial statements included herein for our updated critical accounting policy and estimates related to revenue recognition upon the adoption of ASC 606.

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
Changes in Internal Controls Over Financial Reporting
As previously disclosed, after filing our Form 10-Q for the quarter ended August 31, 2017, an error was discovered related to the Company’s historical revenue recognition policies and procedures. In particular, the Company determined that for certain contracts within its Energy Segment for which revenue was historically recognized upon contract completion and transfer of title, the Company instead should have applied the percentage-of-completion method in accordance with the FASB’s Accounting Standards Codification No. 605-35, Construction-Type and Production-Type Contracts. This error resulted in a material misstatement of the financial statements and required restatement of the financial statements included in the Company’s Form 10-K for the fiscal year ended February 28, 2017 and in the Company’s Form 10-Q for the quarterly periods ended May 31, 2017 and August 31, 2017. This error, which was not detected timely by management, was the result of inadequate design of controls pertaining to the Company’s review and ongoing monitoring of its revenue recognition policies. The deficiency represents a material weakness in the Company’s internal control over financial reporting.
Management is actively engaged in the implementation of remediation efforts to address the material weakness identified above. The remediation plan includes i) the implementation of new controls designed to evaluate the appropriateness of revenue recognition policies and procedures, ii) new controls over recording revenue transactions, and iii) additional training.
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

Subject to these remediation efforts, there have been no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January of 2012, our Board authorized the repurchase of up to ten percent of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The Company did not make any repurchases of its common shares during the three months ended May 31, 2018.
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

10.5*	AZZ incorporated 2014 Long Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEFA filed May 29, 2014).

10.6*	First Amendment to AZZ Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on January 21, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc. (Registrant)

Date:	July 3, 2018	By:	/s/ Paul W. Fehlman
Paul W. Fehlman Senior Vice President and Chief Financial Officer