Form 10-Q
period 2018-08-31
AZZ INC
filed 2018-10-09
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at August 31, 2018:
Common Stock, $1.00 par value per share	26,050,242

AZZ INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	August 31, 2018	February 28, 2018
Assets
Current assets:
Cash and cash equivalents	$9,204	$20,853
Accounts receivable (net of allowance for doubtful accounts of $2,398 as of August 31, 2018 and $569 as of February 28, 2018)	152,468	141,488
Inventories:
Raw material	103,959	98,475
Work-in-process	354	2,544
Finished goods	8,565	9,742
Contract assets	71,236	51,787
Prepaid expenses and other	6,657	4,265
Total current assets	352,443	329,154
Property, plant and equipment, net	209,404	216,855
Goodwill	324,080	321,307
Intangibles and other assets, net	152,097	160,893
Total assets	$1,038,024	$1,028,209
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$43,247	$54,162
Income tax payable	2,453	144
Accrued salaries and wages	18,725	19,011
Other accrued liabilities	22,768	19,622
Customer deposits	1,311	1,816
Contract liabilities	23,763	22,698
Debt due within one year	—	14,286
Total current liabilities	112,267	131,739
Debt due after one year, net	295,679	286,609
Other long-term liabilities	10,759	11,696
Deferred income taxes	33,394	32,962
Total liabilities	452,099	463,006
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par, shares authorized 100,000; 26,050 shares issued and outstanding at August 31, 2018 and 25,959 shares issued and outstanding at February 28, 2018	26,050	25,959
Capital in excess of par value	42,787	38,446
Retained earnings	544,136	526,018
Accumulated other comprehensive loss	(27,048)	(25,220)
Total shareholders’ equity	585,925	565,203
Total liabilities and shareholders' equity	$1,038,024	$1,028,209
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017

Net sales	$222,787	$196,329	$485,023	$401,612
Cost of sales	175,883	152,529	379,414	310,430
Gross margin	46,904	43,800	105,609	91,182

Selling, general and administrative	29,799	26,413	64,808	53,772
Operating income	17,105	17,387	40,801	37,410

Interest expense	3,980	3,400	7,818	6,760
Other (income) expense, net	(857)	260	(1,148)	75
Income before income taxes	13,982	13,727	34,131	30,575
Income tax expense	2,738	3,941	7,169	8,727
Net income	$11,244	$9,786	$26,962	$21,848
Earnings per common share
Basic earnings per share	$0.43	$0.38	$1.04	$0.84
Diluted earnings per share	$0.43	$0.38	$1.03	$0.84

Cash dividends declared per common share	$0.17	$0.17	$0.34	$0.34
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017

Net income	$11,244	$9,786	$26,962	$21,848
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax of $0	455	5,326	(1,801)	4,328
Interest rate swap, net of income tax of $7, $7, $15 and $15, respectively.	(13)	(14)	(27)	(27)
Other comprehensive income (loss)	442	5,312	(1,828)	4,301
Comprehensive income	$11,686	$15,098	$25,134	$26,149
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended August 31,
	2018	2017

Cash Flows From Operating Activities
Net income	$26,962	$21,848
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,050	47
Amortization and depreciation	25,698	24,984
Deferred income taxes	467	850
Net loss on property, plant and equipment due to impairment	811	—
Net loss (gain) on sale of property, plant and equipment	(308)	554
Amortization of deferred borrowing costs	343	303
Share-based compensation expense	3,659	3,400
Effects of changes in assets and liabilities:
Accounts receivable	(13,179)	939
Inventories	(2,171)	(13,304)
Prepaid expenses and other	(2,390)	(4,021)
Other assets	(1,017)	(1,106)
Net change in contract assets and liabilities	(19,278)	(14,197)
Accounts payable	(10,025)	(6,770)
Other accrued liabilities and income taxes payable	5,845	(10,742)
Net cash provided by operating activities	17,467	2,785
Cash Flows From Investing Activities
Proceeds from sale of property, plant and equipment	339	177
Purchase of property, plant and equipment	(7,179)	(16,636)
Acquisition of subsidiaries, net of cash acquired	(8,000)	(10,250)
Net cash used in investing activities	(14,840)	(26,709)
Cash Flows From Financing Activities
Proceeds from revolving loan	178,000	209,000
Payments on revolving loan	(169,000)	(115,500)
Payments on long term debt	(14,286)	(63,504)
Purchases of treasury shares	—	(5,185)
Payments of dividends	(8,844)	(8,845)
Net cash provided by (used in) financing activities	(14,130)	15,966
Effect of exchange rate changes on cash	(146)	205
Net decrease in cash and cash equivalents	(11,649)	(7,753)
Cash and cash equivalents at beginning of period	20,853	11,302
Cash and cash equivalents at end of period	$9,204	$3,549

Supplemental disclosures
Cash paid for interest	$7,838	$7,020
Cash paid for income taxes	$1,514	$7,605
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Balance at February 28, 2018	25,959	$25,959	$38,446	$526,018	$(25,220)	$565,203
Share-based compensation	15	15	3,644	—	—	3,659
Restricted stock units	30	30	(563)	—	—	(533)
Stock issued for SARs	9	9	(30)	—	—	(21)
Employee stock purchase plan	37	37	1,290	—	—	1,327
Cash dividends paid	—	—	—	(8,844)	—	(8,844)
Net income	—	—	—	26,962	—	26,962
Foreign currency translation	—	—	—	—	(1,801)	(1,801)
Interest rate swap	—	—	—	—	(27)	(27)
Balance at August 31, 2018	26,050	$26,050	$42,787	$544,136	$(27,048)	$585,925
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	The Company and Basis of Presentation
AZZ Inc. (“AZZ”, the “Company”, "our" or “we”) was established in 1956 and incorporated under the laws of the state of Texas. The Company is a global provider of metal coating services, welding solutions, specialty electrical equipment and highly engineered services to the power generation, transmission, distribution, refining and industrial markets. The Company has two distinct operating segments: the Energy segment and Metal Coatings segment. AZZ Energy is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in the energy markets worldwide. AZZ Metal Coatings is a leading provider of metal finishing solutions for corrosion protection, including hot dip galvanizing to the North American steel fabrication industry.
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
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of August 31, 2018, the results of its operations for the three and six months ended August 31, 2018 and 2017, and cash flows for the six months ended August 31, 2018 and 2017. These interim results are not necessarily indicative of results for a full year.
Accounting Standards Recently Adopted
On March 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments ("ASC 606") using the modified retrospective method applied to those contracts which were not completed as of February 28, 2018. Results for operating periods beginning on or after March 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. However, for the three and six months ended August 31, 2018, the impact of applying ASC 606 as opposed to applying legacy accounting guidance did not result in a significant change to reported revenues or costs of revenues. Accordingly, no reconciliation has been provided to show the difference between applying ASC 606 and legacy guidance for the three and six months ended August 31, 2018. In addition, there was no cumulative effect adjustment to the beginning retained earnings on March 1, 2018 related to the adoption. See Note 2 for a description of the Company's accounting policy resulting from the adoption of ASC 606.
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
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU will be effective for the Company in the first quarter of its fiscal year 2020 and early adoption is permitted. The ASU requires adoption based upon a modified retrospective transition approach. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard to its consolidated financial statements and related disclosures. In particular, the Company has made progress in assessing its portfolio of leases for accounting and disclosure purposes. To address the new standard's requirements, the Company is also in the process of assessing the design of the future lease accounting procedures and related internal controls, selecting and implementing lease accounting software, and finalizing policies, including the election of any practical expedients permitted by the standard. While the Company has not yet completed its evaluation of the financial statement impact of the new lease accounting standard, the Company expects to recognize right of use assets and lease liabilities for its operating leases in its consolidated balance sheets upon adoption and thereafter.

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
Due to the custom nature of the goods and services provided, contracts within the Energy segment are often modified to account for changes in contract specifications and requirements. A contract modification exists when the modification either creates new, or changes the existing, enforceable rights and obligations in the contract. For the Company, most contract modifications are related to goods or services that are not distinct from those in the original contract due to the significant interrelationship or interdependencies between the deliverables. Such modifications are accounted for as if they were part of the original contract. As a result, the transaction price and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis.
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
For the six months ended August 31, 2018, the Company recognized $20.1 million of revenues from amounts that were included in contract liabilities at February 28, 2018. The Company did not record any revenues for the three or six months ended August 31, 2018 related to performance obligations satisfied in prior periods. The Company expects to recognize revenues of approximately $18.2 million, $4.1 million and $1.5 million in fiscal 2019, 2020 and 2021, respectively, related to the $23.8 million balance of contract liabilities as of August 31, 2018.
The increases or decreases in accounts receivable, contract assets and contract liabilities during the three and six months ended August 31, 2018 were due primarily to normal timing differences between the Company’s performance and customer payments. The Lectrus acquisition described in Note 8 had no impact on contract assets or liabilities as of the date of acquisition.
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
Disaggregated Revenue
Revenue by segment and geography is disclosed in Note 5. In addition, the following table presents disaggregated revenue by customer industry (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Net sales:
Industrial - oil and gas, construction, and general*	$120,305	$115,834	$271,613	$228,919
Transmission and distribution*	60,152	41,229	126,106	84,339
Power generation*	42,330	39,266	87,304	88,354
Total net sales	$222,787	$196,329	$485,023	$401,612

* The Company revised its internal methodology for allocating revenues by customer industry during the three months ended August 31, 2018. All prior periods have been recast to conform to this revised methodology.

3.	Earnings Per Share
Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, expect per share data):

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Numerator:
Net income for basic and diluted earnings per common share	$11,244	$9,786	$26,962	$21,848
Denominator:
Denominator for basic earnings per common share–weighted average shares	26,019	25,970	26,001	25,991
Effect of dilutive securities:
Employee and director stock awards	72	66	61	74
Denominator for diluted earnings per common share	26,091	26,036	26,062	26,065
Earnings per share basic and diluted:
Basic earnings per common share	$0.43	$0.38	$1.04	$0.84
Diluted earnings per common share	$0.43	$0.38	$1.03	$0.84

4.	Share-based Compensation
The Company has one share-based compensation plan, the 2014 Long Term Incentive Plan (the “Plan”). The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, performance share units, stock options, and stock appreciation rights to purchase common stock of the Company. The maximum number of shares that may be issued under the Plan is 1,500,000 shares. As of August 31, 2018, the Company had approximately 1,248,775 shares available for future issuance under the Plan.
Restricted Stock Unit Awards
Restricted stock unit awards are valued at the market price of our common stock on the grant date. Awards generally vest ratably over a period of three years but these awards may vest earlier in accordance with the Plan’s accelerated vesting provisions.
A summary of the Company’s non-vested restricted stock unit award activity for the six month period ended August 31, 2018 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested balance as of February 28, 2018	109,777	$56.62
Granted	82,371	42.00
Vested	(37,670)	54.63
Forfeited	(7,290)	55.27
Non-vested balance as of August 31, 2018	147,188	$49.01

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
A summary of the Company’ non-vested performance share unit award activity for the six month period ended August 31, 2018 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Non-vested balance as of February 28, 2018	70,030	$54.59
Granted	46,183	42.00
Vested	(3,378)	46.65
Forfeited	(29,710)	49.51
Non-vested balance as of August 31, 2018	83,125	$49.74
Stock Appreciation Rights
Stock appreciation rights are granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of 7 years and vest ratably over a period of three years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option-pricing model.
A summary of the Company’s stock appreciation rights activity for the six month period ended August 31, 2018 is as follows:

	SARs	Weighted Average Exercise Price
Outstanding as of February 28, 2018	148,513	$43.29
Granted	—	—
Exercised	(43,928)	40.96
Forfeited	—	—
Outstanding as of August 31, 2018	104,585	$44.27
Exercisable as of August 31, 2018	104,585	$44.27
The average remaining contractual term for those stock appreciation rights outstanding as of August 31, 2018 is 2.33 years, with an aggregate intrinsic value of $1.0 million. The average remaining contractual terms for those stock appreciation rights that are exercisable as of August 31, 2018 is 2.33 years, with an aggregate intrinsic value of $1.0 million.
Employee Stock Purchase Plan
The Company also has an employee stock purchase plan, which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "offering period"). On the first day of an offering period (the “enrollment date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option-pricing model. For the six month period ended August 31, 2018, the Company issued 37,224 shares under the Employee Stock Purchase Plan.

Share-based Compensation Expense
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows (in thousands):

	Six Months Ended August 31,
	2018	2017
Compensation expense	$3,659	$3,400
Income tax benefits	$823	$1,088
Unrecognized compensation cost related to restricted stock units, performance share unit awards, stock appreciation rights, and the employee stock purchase plan at August 31, 2018 totals $8.8 million.
The Company’s policy is to issue shares required under these plans from the Company’s authorized but unissued shares.

5.	Segments
Segment Information
Net sales and operating income by segment for each period were as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Net sales:
Energy	$106,515	$97,299	$253,501	$210,504
Metal Coatings	116,272	99,030	231,522	191,108
Total net sales	$222,787	$196,329	$485,023	$401,612

Operating income (loss):
Energy	$4,273	$2,363	$14,231	$9,074
Metal Coatings	22,076	23,409	47,260	44,651
Corporate	(9,244)	(8,385)	(20,690)	(16,315)
Total operating income	$17,105	$17,387	$40,801	$37,410

Asset balances by segment for each period were as follows (in thousands):

	August 31, 2018	February 28, 2018
Total assets:
Energy	$574,230	$554,866
Metal Coatings	453,821	460,575
Corporate	9,973	12,768
Total	$1,038,024	$1,028,209

For the three and six months ended August 31, 2018, the Company recognized impairment charges of $0.8 million, which were classified within cost of sales in the consolidated statement of income and were related to property, plant and equipment in the Metal Coatings segment that was vacated or abandoned upon the consolidation of two galvanizing facilities in the Gulf Coast region of the United States. As part of the consolidation of facilities, the Company also recognized $0.5 million in employee severance and other disposal costs for the three and six months ended August 31, 2018, which were also classified within cost of sales in the consolidated statement of income.

Financial Information About Geographical Areas
The following table presents revenues by geographic region for each period (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Net sales:
United States	$188,278	$162,490	$401,834	$329,219
International	34,509	33,839	83,189	72,393
Total	$222,787	$196,329	$485,023	$401,612

The following table presents fixed assets by geographic region for each period (in thousands):

	August 31, 2018	February 28, 2018
Property, plant and equipment, net:
United States	$187,983	$194,418
Canada	17,410	18,254
Other countries	4,011	4,183
Total	$209,404	$216,855

6.	Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within other accrued liabilities on the consolidated balance sheets. Management periodically reviews the reserves and makes adjustments accordingly. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship.
The following table shows the changes in the warranty reserves for the six month period ended August 31, 2018 (in thousands):

Warranty Reserve
Balance at February 28, 2018	$2,013
Warranty costs incurred	(1,179)
Additions charged to income	1,221
Balance at August 31, 2018	$2,055

7.	Debt
The Company's debt consisted of the following for each of the periods presented (in thousands):

	August 31, 2018	February 28, 2018
2011 Senior Notes	$125,000	$125,000
2008 Senior Notes	—	14,286
2017 Revolving Credit Facility	171,000	162,000
Total debt	296,000	301,286
Unamortized debt issuance costs for Senior Notes	(321)	(391)
Total debt, net	295,679	300,895
Less amount due within one year	—	(14,286)
Debt due after one year, net	$295,679	$286,609
On March 31, 2018, the Company made the final principal payment of $14.3 million to fully settle the 2008 Senior Notes on the scheduled maturity date.

8.	Acquisitions
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
Adoption of Revenue Recognition Standard
On March 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments ("ASC 606") using the modified retrospective method applied to those contracts which were not completed as of February 28, 2018. Results for operating periods beginning on or after March 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. However, for the three and six months ended August 31, 2018, the impact of applying ASC 606 as opposed to applying legacy accounting guidance did not result in a significant change to reported revenues or costs of revenues. Accordingly, no reconciliation has been provided to show the difference between applying ASC 606 and legacy guidance for the three and six months ended August 31, 2018. In addition, there was no cumulative effect adjustment to the beginning retained earnings on March 1, 2018 related to the adoption. See Note 2 to the condensed consolidated financial statements included herein for a description of our accounting policy resulting from the adoption of ASC 606.
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

Orders and Backlog
Our entire backlog relates to our Energy Segment and was $336.0 million as of August 31, 2018, an increase of $70.6 million, or 26.6%, as compared to $265.4 million as of February 28, 2018. Our backlog increased $35.9 million, or 12.0%, as compared to the same period in the prior fiscal year. Both of these increases were primarily the result of several large international orders, higher overall activity within the Energy Segment and incremental business generated from our acquisitions completed during the previous twelve months. For the three months ended August 31, 2018, our book-to-revenue ratio increased to 1.14 to 1 from 0.97 to 1 when compared to same period of fiscal 2018 and our incoming net orders increased by $63.8 million, or 33.6%.
The table below includes the progression of the backlog (in thousands):

	Period Ended		Period Ended
Backlog	2/28/2018	$265,417	2/28/2017	$317,922
Net bookings*		295,738		193,754
Acquired backlog		6,006		—
Revenues recognized		(262,236)		(205,283)
Backlog*	5/31/2018	304,925	5/31/2017	306,393
Book to revenue ratio		1.13		0.94
Net bookings		253,882		190,055
Revenues recognized		(222,787)		(196,329)
Backlog	8/31/2018	336,020	8/31/2017	300,119
Book to revenue ratio		1.14		0.97
* Previously reported amounts have been revised to reflect the impact of system conversion changes.
Segment Revenues
For the three and six months ended August 31, 2018, consolidated revenues increased $26.5 million, or 13.5%, and $83.4 million or 20.8%, respectively, as compared to the same periods in fiscal 2018.
The following table reflects the breakdown of revenue by segment (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Net sales:
Energy	$106,515	$97,299	$253,501	$210,504
Metal Coatings	116,272	99,030	231,522	191,108
Total net sales	$222,787	$196,329	$485,023	$401,612
Revenues for the Energy segment increased $9.2 million or 9.5%, and $43.0 million or 20.4%, respectively, for the three and six months ended August 31, 2018 as compared to the same periods in fiscal 2018. These increases in revenues were caused by several positive factors including improved turnarounds in the U.S. refinery market, increased international projects and an uptick in our electrical business. These increases were also attributable to incremental revenues from our acquisitions completed during the past twelve months and were partially offset by continued softness in the nuclear market, which is due in part to the Westinghouse Bankruptcy discussed below.
Revenues for the Metal Coatings segment increased $17.2 million or 17.4%, and $40.4 million or 21.1%, respectively, for the three and six months ended August 31, 2018 as compared to the same periods in fiscal 2018. These increases were a result of higher selling prices and higher volumes of steel processed during the periods driven primarily by improvements in various markets. These increases were also attributable to incremental revenues from our acquisitions completed during the past twelve months.

Segment Operating Income
The following table reflects the breakdown of operating income by segment (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Operating income (loss):
Energy	$4,273	$2,363	$14,231	$9,074
Metal Coatings	22,076	23,409	47,260	44,651
Corporate	(9,244)	(8,385)	(20,690)	(16,315)
Total operating income	$17,105	$17,387	$40,801	$37,410
Operating income for the Energy segment increased by $1.9 million or 80.8%, and $5.2 million or 56.8%, respectively, for the three and six months ended August 31, 2018 as compared to the same periods in fiscal 2018. Operating margins were 4.0% and 2.4%, for the three months ended August 31, 2018 and 2017, respectively, and 5.6% and 4.3% for the six months ended August 31, 2018 and 2017, respectively. These increases were primarily attributable to the positive factors noted above and improvements in project margins.
Operating income for the Metal Coatings segment decreased by $1.3 million or 5.7% and increased $2.6 million or 5.8%, respectively, for the three and six months ended August 31, 2018 as compared to the same periods in fiscal 2018. These changes were primarily attributable to the favorable trends in volumes and selling prices, but were negatively impacted by higher zinc costs and a one-time charge of $1.3 million during the three months ended August 31, 2018 for asset impairments, employee severance and other disposal costs related to the consolidation of two galvanizing facilities in the Gulf Coast region of the United States. Operating margins were 19.0% and 23.6%, for the three months ended August 31, 2018 and 2017, respectively and 20.4% and 23.4% for the six months ended August 31, 2018 and 2017, respectively. The declines were attributable to higher zinc costs, which were not fully offset by increased selling prices, and the one-time charge for the consolidation of facilities.
Corporate Expenses
Corporate expenses increased by $0.9 million or 10.2%, and $4.4 million or 26.8%, respectively, for the three and six months ended August 31, 2018 as compared to the prior year comparable periods. These increases were primarily attributable to increased employee compensation, outside professional services and general corporate marketing activities.
Interest Expense
Interest expense for the three and six months ended August 31, 2018 was $4.0 million and $7.8 million, respectively, as compared to $3.4 million and $6.8 million for the prior year comparable periods. These increases were the result of higher average outstanding debt balances and higher interest rates on variable rate debt. Our gross debt to equity ratio was 0.51 to 1 as of August 31, 2018, compared to 0.55 to 1 as of August 31, 2017.
Other (Income) Expense
Other income, net was $(0.9) million and $(1.1) million, respectively, for the three and six months ended August 31, 2018, as compared other expense, net of $0.3 million and $0.1 million for the respective prior year comparable periods. Other income, net increased primarily as a result of a downward revision to estimated losses related to the impairment of a non-trade note receivable that was initially recognized in the fourth quarter of fiscal 2018 upon the bankruptcy declaration of the note debtor. The bankruptcy proceedings have progressed better than anticipated and the Company expects to receive amounts in excess of its initial loss estimates for the outstanding note, which originated from a non-compete litigation settlement with a competitor in a prior fiscal year. This increase in other income, net was partially offset by higher foreign exchange losses that were realized during the three and six months ended August 31, 2018 as a result of unfavorable movements in exchange rates.
Income Taxes
The provision for income taxes reflects an effective tax rate of 19.6% and 21.0%, respectively, for the three and six months ended August 31, 2018, as compared to 28.7% and 28.5% for the respective prior year comparable periods. The decreases in the effective rate is primarily attributable to the Tax Cuts and Jobs Act of 2017.

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
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended August 31,
	2018	2017
Net cash provided by operating activities	$17,467	$2,785
Net cash used in investing activities	(14,840)	(26,709)
Net cash provided by (used in) financing activities	(14,130)	15,966
For the six month period ended August 31, 2018, net cash provided by operating activities was $17.5 million, net cash used in investing activities was $14.8 million, net cash used in financing activities was $14.1 million, and a decrease of $0.1 million from the net effect of exchange rate changes on cash resulting in a net decrease in cash and cash equivalents of $11.6 million. In comparison to the comparable period in fiscal 2018, the results in the statement of cash flows for operating activities for the six month period ended August 31, 2018, are primarily attributable to the increase in net income and more favorable impacts of changes in working capital. The Company's use of cash for investing activities was lower due to decreased capital expenditures and lower spending for acquisitions. Net cash used in financing activities was higher during the six month period ended August 31, 2018 due primarily to net payments made on outstanding borrowings.
Our working capital was $240.2 million as of August 31, 2018, as compared to $197.4 million at February 28, 2018.
Financing and Capital
As of August 31, 2018, the Company had $296.0 million of floating and fixed rate notes outstanding with varying maturities through fiscal 2023 and the Company was in compliance with all of the covenants related to these outstanding borrowings. During the first quarter of fiscal 2019, the Company repaid $14.3 million of outstanding principal related to its outstanding notes on the scheduled maturity date. As of August 31, 2018, the Company had approximately $259.8 million of additional credit available for future draws or letters of credit.
For additional information on the Company's outstanding borrowings see Note 7 to the condensed consolidated financial statements and further below under Contractual Commitments.
Share Repurchase Program
In January of 2012, our Board authorized the repurchase of up to ten percent of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The Company did not make any repurchases of its common shares during the six months ended August 31, 2018.

Other Exposures
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
Off Balance Sheet Arrangements and Contractual Obligations
As of August 31, 2018, the Company did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
The following summarizes our operating lease obligations, debt principal payments, and interest payments (based on current interest rates for variable rate debt) for the remainder of the next five years and beyond (in thousands):

	Operating Leases	Long-Term Debt	Interest	Total
Fiscal:
2019	$4,291	$—	$6,898	$11,189
2020	7,293	—	13,796	21,089
2021	5,944	125,000	13,796	144,740
2022	5,728	—	7,021	12,749
2023	5,464	171,000	694	177,158
Thereafter	26,343	—	—	26,343
Total	$55,063	$296,000	$42,205	$393,268
As of August 31, 2018, we had outstanding letters of credit in the amount of $27.6 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods.
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
During the six month period ended August 31, 2018, with the exception of the adoption of ASC 606, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended February 28, 2018. See Note 2 to the condensed consolidated financial statements included herein for our updated critical accounting policy and estimates related to revenue recognition upon the adoption of ASC 606.

Recent Accounting Pronouncements
See Note 1 to the condensed consolidated financial statements, included herein, for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk disclosures during the first six months of fiscal 2019. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended February 28, 2018.

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
Management believes the measures described above and others that may be implemented will remediate the material weaknesses that we have identified. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified. Procedures are in place, but subsequent testing of the operational effectiveness of the new controls is necessary to validate that the material weakness is fully remediated.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January of 2012, our Board authorized the repurchase of up to ten percent of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The Company did not make any repurchases of its common shares during the three months ended August 31, 2018.
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

10.1
Note Purchase Agreement dated March 31, 2008, by and among AZZ incorporated and the purchasers listed therein (incorporated by reference to Exhibit 10(1) to the Current Report on Form 8-K filed by the Registrant on April 2, 2008).

10.2*	AZZ Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Form DEFA filed on May 25, 2018.).

10.3
Note Purchase Agreement, dated as of January 20, 2011, by and among AZZ incorporated and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 21, 2011).

10.4
Amended and Restated Credit Agreement by and between AZZ Inc. as borrower, Bank of America N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lender's party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 24, 2017).

10.5*	AZZ incorporated 2014 Long Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEFA filed May 29, 2014).

10.6*	First Amendment to AZZ Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on January 21, 2016.

10.7*	First Amendment to the Amended and Restated Employment Agreement, dated October 3, 2018, by and between AZZ Inc. and Tom Ferguson. Filed Herewith.

10.8*	First Amendment to the Employment Agreement, dated October 3, 2018, by and between AZZ Inc. and Paul Fehlman. Filed Herewith.

10.9*	First Amendment to the Change In Control Agreement, dated October 3, 2018, by and between AZZ Inc. and Tom Ferguson. Filed Herewith.

10.10*	First Amendment to the Change In Control Agreement, dated October 3, 2018, by and between AZZ Inc. and Paul Fehlman. Filed Herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc. (Registrant)

Date:	October 9, 2018	By:	/s/ Paul W. Fehlman
Paul W. Fehlman Senior Vice President and Chief Financial Officer