Form 10-Q
period 2018-11-30
AZZ INC
filed 2019-01-08
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class:	Outstanding at November 30, 2018:
Common Stock, $1.00 par value per share	26,087,191

AZZ INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	November 30, 2018	February 28, 2018
Assets
Current assets:
Cash and cash equivalents	$17,413	$20,853
Accounts receivable (net of allowance for doubtful accounts of $2,348 as of November 30, 2018 and $569 as of February 28, 2018)	159,395	141,488
Inventories:
Raw material	100,594	98,475
Work-in-process	1,694	2,544
Finished goods	12,688	9,742
Contract assets	70,419	51,787
Prepaid expenses and other	5,171	4,265
Total current assets	367,374	329,154
Property, plant and equipment, net	207,090	216,855
Goodwill	323,541	321,307
Intangibles and other assets, net	134,374	160,893
Total assets	$1,032,379	$1,028,209
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$45,072	$54,162
Income tax payable	3,120	144
Accrued salaries and wages	22,606	19,011
Other accrued liabilities	23,532	19,622
Customer deposits	741	1,816
Contract liabilities	32,744	22,698
Debt due within one year	—	14,286
Total current liabilities	127,815	131,739
Debt due after one year, net	272,712	286,609
Other long-term liabilities	1,564	11,696
Deferred income taxes	34,410	32,962
Total liabilities	436,501	463,006
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par, shares authorized 100,000; 26,087 shares issued and outstanding at November 30, 2018 and 25,959 shares issued and outstanding at February 28, 2018	26,087	25,959
Capital in excess of par value	43,944	38,446
Retained earnings	555,096	526,018
Accumulated other comprehensive loss	(29,249)	(25,220)
Total shareholders’ equity	595,878	565,203
Total liabilities and shareholders' equity	$1,032,379	$1,028,209
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017

Net sales	$239,516	$208,158	$724,539	$609,770
Cost of sales	189,761	177,041	569,175	487,471
Gross margin	49,755	31,117	155,364	122,299

Selling, general and administrative	26,986	29,563	91,794	83,335
Operating income	22,769	1,554	63,570	38,964

Interest expense	3,723	3,507	11,541	10,267
Other (income) expense, net	309	15	(839)	90
Income (loss) before income taxes	18,737	(1,968)	52,868	28,607
Income tax expense (benefit)	3,342	(1,802)	10,511	6,925
Net income (loss)	$15,395	$(166)	$42,357	$21,682
Earnings (loss) per common share
Basic earnings (loss) per share	$0.59	$(0.01)	$1.63	$0.83
Diluted earnings (loss) per share	$0.59	$(0.01)	$1.62	$0.83

Cash dividends declared per common share	$0.17	$0.17	$0.51	$0.51
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017

Net income (loss)	$15,395	$(166)	$42,357	$21,682
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax of $0	(2,187)	(1,453)	(3,988)	2,876
Interest rate swap, net of income tax of $7, $7, $22 and $22, respectively.	(14)	(13)	(41)	(41)
Other comprehensive income (loss)	(2,201)	(1,466)	(4,029)	2,835
Comprehensive income (loss)	$13,194	$(1,632)	$38,328	$24,517
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended November 30,
	2018	2017

Cash Flows From Operating Activities
Net income	$42,357	$21,682
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,039	2,940
Amortization and depreciation	38,068	37,840
Deferred income taxes	1,533	2,362
Net loss on property, plant and equipment due to impairment	810	8,285
Net loss (gain) on sale of property, plant and equipment	(191)	576
Amortization of deferred borrowing costs	407	450
Share-based compensation expense	3,335	4,810
Effects of changes in assets and liabilities:
Accounts receivable	(13,955)	(15,754)
Inventories	1,564	(11,744)
Prepaid expenses and other	(953)	(2,518)
Other assets	(1,006)	(57)
Net change in contract assets and liabilities	(9,496)	4,896
Accounts payable	(8,037)	(5,867)
Other accrued liabilities and income taxes payable	3,920	(9,191)
Net cash provided by operating activities	60,395	38,710
Cash Flows From Investing Activities
Proceeds from sale of property, plant and equipment	362	200
Purchase of property, plant and equipment	(13,691)	(21,533)
Acquisition of subsidiaries, net of cash acquired	(8,000)	(32,841)
Net cash used in investing activities	(21,329)	(54,174)
Cash Flows From Financing Activities
Proceeds from revolving loan	212,000	273,000
Payments on revolving loan	(226,000)	(174,500)
Payments on long term debt	(14,286)	(63,505)
Purchases of treasury shares	—	(7,518)
Payments of dividends	(13,279)	(13,266)
Net cash provided by (used in) financing activities	(41,565)	14,211
Effect of exchange rate changes on cash	(941)	602
Net decrease in cash and cash equivalents	(3,440)	(651)
Cash and cash equivalents at beginning of period	20,853	11,302
Cash and cash equivalents at end of period	$17,413	$10,651

Supplemental disclosures
Cash paid for interest	$9,957	$8,948
Cash paid for income taxes	$2,398	$8,416
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended November 30, 2018
			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Balance at February 28, 2018	25,959	$25,959	$38,446	$526,018	$(25,220)	$565,203
Share-based compensation	—	—	1,358	—	—	1,358
Restricted stock units	30	30	(549)	—	—	(519)
Stock issued for SARs	1	1	—	—	—	1
Employee stock purchase plan	37	37	1,290	—	—	1,327
Cash dividends paid	—	—	—	(4,418)	—	(4,418)
Net income	—	—	—	15,718	—	15,718
Foreign currency translation	—	—	—	—	(2,256)	(2,256)
Interest rate swap	—	—	—	—	(14)	(14)
Balance at May 31, 2018	26,027	$26,027	$40,545	$537,318	$(27,490)	$576,400
Share-based compensation	15	15	2,286	—	—	2,301
Restricted stock units	—	—	(14)	—	—	(14)
Stock issued for SARs	8	8	(30)	—	—	(22)
Cash dividends paid	—	—	—	(4,426)	—	(4,426)
Net income	—	—	—	11,244	—	11,244
Foreign currency translation	—	—	—	—	455	455
Interest rate swap	—	—	—	—	(13)	(13)
Balance at August 31, 2018	26,050	$26,050	$42,787	$544,136	$(27,048)	$585,925
Share-based compensation	—	—	(324)	—	—	(324)
Employee stock purchase plan	37	37	1,481	—	—	1,518
Cash dividends paid	—	—	—	(4,435)	—	(4,435)
Net income	—	—	—	15,395	—	15,395
Foreign currency translation	—	—	—	—	(2,187)	(2,187)
Interest rate swap	—	—	—	—	(14)	(14)
Balance at November 30, 2018	26,087	$26,087	$43,944	$555,096	$(29,249)	$595,878

The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended November 30, 2017
			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Balance at February 28, 2017	25,964	$25,964	$37,739	$498,527	$(29,094)	$533,136
Share-based compensation	—	—	1,194	—	—	1,194
Restricted stock units	42	42	(1,240)	—	—	(1,198)
Employee stock purchase plan	35	35	1,597	—	—	1,632
Retirement of treasury shares	(47)	(47)	(2,636)	—	—	(2,683)
Cash dividends paid	—	—	—	(4,423)	—	(4,423)
Net income	—	—	—	12,062	—	12,062
Foreign currency translation	—	—	—	—	(997)	(997)
Interest rate swap	—	—	—	—	(14)	(14)
Balance at May 31, 2017	25,994	$25,994	$36,654	$506,166	$(30,105)	$538,709
Share-based compensation	16	16	2,190	—	—	2,206
Stock issued for SARs	1	1	(1)	—	—	—
Retirement of treasury shares	(50)	(50)	(2,452)	—	—	(2,502)
Cash dividends paid	—	—	—	(4,422)	—	(4,422)
Net income	—	—	—	9,786	—	9,786
Foreign currency translation	—	—	—	—	5,325	5,325
Interest rate swap	—	—	—	—	(13)	(13)
Balance at August 31, 2017	25,961	$25,961	$36,391	$511,530	$(24,793)	$549,089
Share-based compensation	—	—	1,410	—	—	1,410
Restricted stock units	1	1	(19)	—	—	(18)
Stock issued for SARs	—	—	(4)	—	—	(4)
Employee stock purchase plan	42	42	1,643	—	—	1,685
Retirement of treasury shares	(50)	(50)	(2,283)	—	—	(2,333)
Cash dividends paid	—	—	—	(4,421)	—	(4,421)
Net loss	—	—	—	(166)	—	(166)
Foreign currency translation	—	—	—	—	(1,453)	(1,453)
Interest rate swap	—	—	—	—	(13)	(13)
Balance at November 30, 2017	25,954	$25,954	$37,138	$506,943	$(26,259)	$543,776

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
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of November 30, 2018, the results of its operations for the three and nine months ended November 30, 2018 and 2017, and cash flows for the nine months ended November 30, 2018 and 2017. These interim results are not necessarily indicative of results for a full year.
Accounting Standards Recently Adopted
On March 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments ("ASC 606") using the modified retrospective method applied to those contracts which were not completed as of February 28, 2018. Results for operating periods beginning on or after March 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. However, for the three and nine months ended November 30, 2018, the impact of applying ASC 606 as opposed to applying legacy accounting guidance did not result in a significant change to reported revenues or costs of revenues. Accordingly, no reconciliation has been provided to show the difference between applying ASC 606 and legacy guidance for the three and nine months ended November 30, 2018. In addition, there was no cumulative effect adjustment to the beginning retained earnings on March 1, 2018 related to the adoption. See Note 2 for a description of the Company's accounting policy resulting from the adoption of ASC 606.
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
The Company expects to early adopt this standard in the fourth quarter of fiscal year 2019, which will be retrospectively applied to the beginning of fiscal year 2019. The standard, as subsequently amended, does not require full retrospective adoption, thus periods prior to fiscal year 2019 will not be adjusted and any impacts of transitioning to the new standard will be reflected with a cumulative effect adjustment to the opening balance of retained earnings in the year of adoption.
In preparing for the adoption of this standard, the Company is substantially complete in assessing its portfolio of leases for accounting and disclosure purposes. The Company is also progressing with the design of the future lease accounting procedures, policies and related internal controls and with the implementation of lease accounting software. While the Company has not yet completed its evaluation of the financial statement impact of the new lease accounting standard, the Company expects that the adoption will result in a significant increase in assets and liabilities related to operating leases in its consolidated balance sheets. However, the Company does not expect to record a significant cumulative effect adjustment as a result of adopting the standard.

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
For the nine months ended November 30, 2018, the Company recognized $20.1 million of revenues from amounts that were included in contract liabilities at February 28, 2018. The Company did not record any revenues for the three or nine months ended November 30, 2018 related to performance obligations satisfied in prior periods. The Company expects to recognize revenues of approximately $13.8 million, $16.1 million, $1.5 million and $1.3 million in fiscal 2019, 2020, 2021 and 2022, respectively, related to the $32.7 million balance of contract liabilities as of November 30, 2018.
The increases or decreases in accounts receivable, contract assets and contract liabilities during the three and nine months ended November 30, 2018 were due primarily to normal timing differences between the Company’s performance and customer payments. The Lectrus acquisition described in Note 8 had no impact on contract assets or liabilities as of the date of acquisition.
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

Disaggregated Revenue
Revenue by segment and geography is disclosed in Note 5. In addition, the following table presents disaggregated revenue by customer industry (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Net sales:
Industrial - oil and gas, construction, and general	$143,710	$126,976	$415,323	$355,895
Transmission and distribution	35,927	45,795	162,033	130,134
Power generation	59,879	35,387	147,183	123,741
Total net sales	$239,516	$208,158	$724,539	$609,770

3.	Earnings (Loss) Per Share
Earnings (loss) per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, expect per share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) for basic and diluted earnings per common share	$15,395	$(166)	$42,357	$21,682
Denominator:
Denominator for basic earnings per common share–weighted average shares	26,064	25,965	26,022	25,982
Effect of dilutive securities:
Employee and director stock awards	87	—	70	67
Denominator for diluted earnings per common share	26,151	25,965	26,092	26,049
Earnings (loss) per share basic and diluted:
Basic earnings (loss) per common share	$0.59	$(0.01)	$1.63	$0.83
Diluted earnings (loss) per common share	$0.59	$(0.01)	$1.62	$0.83
For the three months ended November 30, 2017, approximately 0.1 million shares related to employee and director stock awards were excluded from the diluted shares outstanding count as the effect was anti-dilutive.

4.	Share-based Compensation
The Company has one share-based compensation plan, the 2014 Long Term Incentive Plan (the “Plan”). The purpose of the Plan is to promote the growth and prosperity of the Company by permitting the Company to grant to its employees, directors and advisors various types of restricted stock unit awards, performance share units, stock options, and stock appreciation rights to purchase common stock of the Company. The maximum number of shares that may be issued under the Plan is 1,500,000 shares. As of November 30, 2018, the Company had approximately 1,248,775 shares available for future issuance under the Plan.
Restricted Stock Unit Awards
Restricted stock unit awards are valued at the market price of our common stock on the grant date. Awards generally vest ratably over a period of three years but these awards may vest earlier in accordance with the Plan’s accelerated vesting provisions.
A summary of the Company’s non-vested restricted stock unit award activity for the nine month period ended November 30, 2018 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested balance as of February 28, 2018	109,777	$56.62
Granted	84,023	42.01
Vested	(37,670)	54.63
Forfeited	(7,290)	55.27
Non-vested balance as of November 30, 2018	148,840	$48.94
Performance Share Unit Awards
The Company also grants performance share units ("PSU") awards to certain employees. These PSU awards have a three year performance cycle and will vest and become payable, if at all, on the third anniversary of the award date. The PSU awards are subject to the Company’s degree of achievement of a target annual average adjusted return on assets during these three-year periods and, in certain circumstances, vesting is based on the relative performance of a predetermined group of peer companies. In addition, these PSU awards may have vesting conditions or certain vesting multipliers, which are based on the Company’s total shareholder return during such three-year period in comparison to a defined specific industry peer group. The Company estimates the fair value of PSU awards with performance and service conditions using the value of the Company's common stock on the date of grant. The Company estimates the fair value of PSU awards with market conditions using a Monte Carlo simulation model on the date of grant.
A summary of the Company’ non-vested performance share unit award activity for the nine month period ended November 30, 2018 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Non-vested balance as of February 28, 2018	70,030	$54.59
Granted	46,183	42.00
Vested	(3,378)	46.65
Forfeited	(29,710)	49.51
Non-vested balance as of November 30, 2018	83,125	$49.74

Stock Appreciation Rights
Stock appreciation rights are granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of 7 years and vest ratably over a period of three years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option-pricing model.
A summary of the Company’s stock appreciation rights activity for the nine month period ended November 30, 2018 is as follows:

	SARs	Weighted Average Exercise Price
Outstanding as of February 28, 2018	148,513	$43.29
Granted	—	—
Exercised	(47,484)	40.84
Forfeited	(2,845)	43.92
Outstanding as of November 30, 2018	98,184	$44.46
Exercisable as of November 30, 2018	98,184	$44.46

The average remaining contractual term for those stock appreciation rights outstanding and those stock appreciation rights that were exercisable as of November 30, 2018 was 2.09 years, with an aggregate intrinsic value of $0.3 million.
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan, which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "offering period"). On the first day of an offering period (the “enrollment date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option-pricing model. For the nine month period ended November 30, 2018, the Company issued 73,702 shares under the Company's Employee Stock Purchase Plan.
Share-based Compensation Expense
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows (in thousands):

	Nine Months Ended November 30,
	2018	2017
Compensation expense	$3,335	$4,810
Income tax benefits	$700	$1,684
Unrecognized compensation cost related to restricted stock units, performance share unit awards, stock appreciation rights, and the Company's Employee Stock Purchase Plan at November 30, 2018 totals $8.0 million.
The Company’s policy is to issue shares required under these plans from the Company’s authorized but unissued shares.

5.	Segments
Segment Information
Net sales and operating income by segment for each period were as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Net sales:
Energy	$132,025	$107,021	$385,526	$317,526
Metal Coatings	107,491	101,137	339,013	292,244
Total net sales	$239,516	$208,158	$724,539	$609,770

Operating income (loss):
Energy	$11,532	$(12,103)	$25,763	$(3,029)
Metal Coatings	18,321	21,681	65,581	66,332
Corporate	(7,084)	(8,024)	(27,774)	(24,339)
Total operating income	$22,769	$1,554	$63,570	$38,964

Asset balances by segment for each period were as follows (in thousands):

	November 30, 2018	February 28, 2018
Total assets:
Energy	$585,807	$554,866
Metal Coatings	436,873	460,575
Corporate	9,699	12,768
Total	$1,032,379	$1,028,209

In the second quarter of fiscal 2019, the Company recognized impairment charges of $0.8 million, which were classified within cost of sales in the consolidated statement of income and were related to property, plant and equipment in the Metal Coatings segment that was vacated or abandoned upon the consolidation of two galvanizing facilities in the Gulf Coast region of the United States. As part of the consolidation of facilities, the Company also recognized $0.5 million in employee severance and other disposal costs in the second quarter of fiscal 2019, which were also classified within cost of sales in the consolidated statement of income.

Financial Information About Geographical Areas
The following table presents revenues by geographic region for each period (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Net sales:
United States	$203,788	$175,803	$605,672	$505,023
International	35,728	32,355	118,867	104,747
Total	$239,516	$208,158	$724,539	$609,770

The following table presents fixed assets by geographic region for each period (in thousands):

	November 30, 2018	February 28, 2018
Property, plant and equipment, net:
United States	$186,696	$194,418
Canada	16,619	18,254
Other countries	3,775	4,183
Total	$207,090	$216,855

6.	Warranty Reserves
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
The following table shows the changes in the warranty reserves for the nine month period ended November 30, 2018 (in thousands):

Warranty Reserve
Balance at February 28, 2018	$2,013
Warranty costs incurred	(1,674)
Additions charged to income	1,561
Balance at November 30, 2018	$1,900

7.	Debt
The Company's debt consisted of the following for each of the periods presented (in thousands):

	November 30, 2018	February 28, 2018
2011 Senior Notes	$125,000	$125,000
2008 Senior Notes	—	14,286
2017 Revolving Credit Facility	148,000	162,000
Total debt	273,000	301,286
Unamortized debt issuance costs for Senior Notes	(288)	(391)
Total debt, net	272,712	300,895
Less amount due within one year	—	(14,286)
Debt due after one year, net	$272,712	$286,609
On March 31, 2018, the Company made the final principal payment of $14.3 million to fully settle the 2008 Senior Notes on the scheduled maturity date.

8.	Acquisitions
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
Adoption of Revenue Recognition Standard
On March 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments ("ASC 606") using the modified retrospective method applied to those contracts which were not completed as of February 28, 2018. Results for operating periods beginning on or after March 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. However, for the three and nine months ended November 30, 2018, the impact of applying ASC 606 as opposed to applying legacy accounting guidance did not result in a significant change to reported revenues or costs of revenues. Accordingly, no reconciliation has been provided to show the difference between applying ASC 606 and legacy guidance for the three and nine months ended November 30, 2018. In addition, there was no cumulative effect adjustment to the beginning retained earnings on March 1, 2018 related to the adoption. See Note 2 to the condensed consolidated financial statements included herein for a description of our accounting policy resulting from the adoption of ASC 606.
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

Orders and Backlog
Our entire backlog relates to our Energy Segment and was $307.8 million as of November 30, 2018, an increase of $42.4 million, or 16.0%, as compared to $265.4 million as of February 28, 2018. Our backlog increased $24.6 million, or 8.7%, as compared to the same period in the prior fiscal year. Both of these increases were primarily the result of several large international orders, higher overall activity within the Energy Segment and incremental business generated from our acquisitions completed during the previous twelve months. For the three months ended November 30, 2018, our book-to-revenue ratio increased slightly to 0.88 to 1 from 0.86 to 1 when compared to same period of fiscal 2018 and our incoming net orders increased by $31.5 million, or 17.5%.
The table below includes the progression of the backlog (in thousands):

	Period Ended		Period Ended
Backlog	2/28/2018	$265,417	2/28/2017	$317,922
Net bookings		295,738		193,754
Acquired backlog		6,006		—
Revenues recognized		(262,236)		(205,283)
Backlog	5/31/2018	304,925	5/31/2017	306,393
Book to revenue ratio		1.13		0.94
Net bookings		253,882		190,055
Revenues recognized		(222,787)		(196,329)
Backlog	8/31/2018	336,020	8/31/2017	300,119
Book to revenue ratio		1.14		0.97
Net bookings		211,273		179,783
Acquired backlog		—		11,417
Revenues recognized		(239,516)		(208,158)
Backlog	11/30/2018	307,777	11/30/2017	283,161
Book to revenue ratio		0.88		0.86
Segment Revenues
For the three and nine months ended November 30, 2018, consolidated revenues increased $31.4 million, or 15.1%, and $114.8 million or 18.8%, respectively, as compared to the same periods in fiscal 2018.
The following table reflects the breakdown of revenue by segment (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Net sales:
Energy	$132,025	$107,021	$385,526	$317,526
Metal Coatings	107,491	101,137	339,013	292,244
Total net sales	$239,516	$208,158	$724,539	$609,770
Revenues for the Energy segment increased $25.0 million or 23.4%, and $68.0 million or 21.4%, respectively, for the three and nine months ended November 30, 2018 as compared to the same periods in fiscal 2018. These increases in revenues were caused by several positive factors including improved turnarounds in the U.S. refinery market, increased international projects and an uptick in our electrical business. These increases were also attributable to incremental revenues from our acquisitions completed during the past twelve months and were partially offset by continued softness in the nuclear market, which is due in part to the Westinghouse Bankruptcy discussed below.
Revenues for the Metal Coatings segment increased $6.4 million or 6.3%, and $46.8 million or 16.0%, respectively, for the three and nine months ended November 30, 2018 as compared to the same periods in fiscal 2018. These increases were a result of higher selling prices and higher volumes of steel processed during the periods driven primarily by improvements in various markets. These increases were also attributable to incremental revenues from our acquisitions completed during the past twelve months.

Segment Operating Income
The following table reflects the breakdown of operating income by segment (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Operating income (loss):
Energy	$11,532	$(12,103)	$25,763	$(3,029)
Metal Coatings	18,321	21,681	65,581	66,332
Corporate	(7,084)	(8,024)	(27,774)	(24,339)
Total operating income	$22,769	$1,554	$63,570	$38,964
Operating income for the Energy segment increased by $23.6 million or 195.0%, and $28.8 million or 950.8%, respectively, for the three and nine months ended November 30, 2018 as compared to the same periods in fiscal 2018. Operating margins were 8.7% and (11.3)%, for the three months ended November 30, 2018 and 2017, respectively, and 6.7% and (1.0)% for the nine months ended November 30, 2018 and 2017, respectively. These increases were primarily attributable to the positive factors noted above and improvements in project margins. In addition, for the three and nine months ended November 30, 2017, the Company recognized an impairment charge of $8.3 million, classified within cost of sales, related to property, plant and equipment that was retired and a provision for doubtful accounts of $2.9 million, classified within selling, general and administrative, resulting from an adverse court decision related to certain outstanding accounts receivables. No such charges were recorded in the current fiscal year.
Operating income for the Metal Coatings segment decreased by $3.4 million or 15.7% and $0.8 million or 1.2%, respectively, for the three and nine months ended November 30, 2018 as compared to the same periods in fiscal 2018. These decreases were primarily attributable to higher zinc and labor costs and a one-time charge of $1.3 million incurred during the second quarter of fiscal 2019 for asset impairments, employee severance and other disposal costs related to the consolidation of two galvanizing facilities in the Gulf Coast region of the United States. These unfavorable trends were partially offset by increased volumes and selling prices. Operating margins were 17.0% and 21.4%, for the three months ended November 30, 2018 and 2017, respectively and 19.3% and 22.7% for the nine months ended November 30, 2018 and 2017, respectively. These declines were attributable to higher zinc and labor costs, which were not fully offset by increased selling prices, and the one-time charge for the consolidation of facilities.
Corporate Expenses
Corporate expenses decreased by $0.9 million or 11.2%, and increased $3.4 million or 14.0%, respectively, for the three and nine months ended November 30, 2018 as compared to the prior year comparable periods. During the three and nine months ended November 30, 2018, we recorded lower share-based compensation expense as a result of certain employee performance share unit grants that were forfeited when various vesting conditions were not satisfied during the fiscal year. For the nine months ended November 30, 2018 as compared to the prior year comparable period, the decline in share-based compensation expense was more than offset by increased employee compensation, outside professional services and general corporate marketing activities.
Interest Expense
Interest expense for the three and nine months ended November 30, 2018 was $3.7 million and $11.5 million, respectively, as compared to $3.5 million and $10.3 million for the prior year comparable periods. These increases were the result of higher interest rates on variable rate debt and slightly higher average outstanding debt balances. Our gross debt to equity ratio was 0.46 to 1 as of November 30, 2018, compared to 0.57 to 1 as of November 30, 2017.
Income Taxes
The provision for (benefit from) income taxes reflects an effective tax rate of 17.8% and (91.6)% for the three months ended November 30, 2018 and 2017, respectively, and the change was primarily attributable to the net loss incurred and various tax benefits received during the prior year period. The provision for income taxes reflects an effective rate of 19.9% and 24.2%, for the nine months ended November 30, 2018 and 2017, respectively, and the decrease was primarily attributable to the Tax Cuts and Jobs Act of 2017.
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
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended November 30,
	2018	2017
Net cash provided by operating activities	$60,395	$38,710
Net cash used in investing activities	(21,329)	(54,174)
Net cash provided by (used in) financing activities	(41,565)	14,211
For the nine month period ended November 30, 2018, net cash provided by operating activities was $60.4 million, net cash used in investing activities was $21.3 million, net cash used in financing activities was $41.6 million, and a decrease of $0.9 million from the net effect of exchange rate changes on cash resulting in a net decrease in cash and cash equivalents of $3.4 million. In comparison to the comparable period in fiscal 2018, the results in the statement of cash flows for operating activities for the nine month period ended November 30, 2018, are primarily attributable to the increase in net income and more favorable impacts of changes in working capital. The Company's use of cash for investing activities was lower due to decreased capital expenditures and lower spending for acquisitions. Net cash used in financing activities was higher during the nine month period ended November 30, 2018 due primarily to net payments made on outstanding borrowings.
Our working capital was $239.6 million as of November 30, 2018, as compared to $197.4 million at February 28, 2018.
Financing and Capital
As of November 30, 2018, the Company had $273.0 million of floating and fixed rate notes outstanding with varying maturities through fiscal 2023 and the Company was in compliance with all of the covenants related to these outstanding borrowings. During the first quarter of fiscal 2019, the Company repaid $14.3 million of outstanding principal related to its outstanding notes on the scheduled maturity date. As of November 30, 2018, the Company had approximately $282.9 million of additional credit available for future draws or letters of credit.
For additional information on the Company's outstanding borrowings see Note 7 to the condensed consolidated financial statements and further below under Contractual Commitments.
Share Repurchase Program
In January of 2012, our Board authorized the repurchase of up to ten percent of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The Company did not make any repurchases of its common shares during the nine months ended November 30, 2018.
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
Off Balance Sheet Arrangements and Contractual Obligations
As of November 30, 2018, the Company did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
The following summarizes our operating lease obligations, debt principal payments, and interest payments (based on current interest rates for variable rate debt) for the remainder of the next five years and beyond (in thousands):

	Operating Leases	Long-Term Debt	Interest	Total
Fiscal:
2019	$2,294	$—	$5,037	$7,331
2020	8,076	—	13,373	21,449
2021	6,160	125,000	13,373	144,533
2022	5,932	—	6,598	12,530
2023	5,666	148,000	668	154,334
Thereafter	26,189	—	—	26,189
Total	$54,317	$273,000	$39,049	$366,366
As of November 30, 2018, we had outstanding letters of credit in the amount of $39.4 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods.
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
During the nine month period ended November 30, 2018, with the exception of the adoption of ASC 606, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended February 28, 2018. See Note 2 to the condensed consolidated financial statements included herein for our updated critical accounting policy and estimates related to revenue recognition upon the adoption of ASC 606.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk disclosures during the first nine months of fiscal 2019. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended February 28, 2018.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January of 2012, our Board authorized the repurchase of up to ten percent of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The Company did not make any repurchases of its common shares during the three months ended November 30, 2018.
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

AZZ Inc. (Registrant)

Date:	January 8, 2019	By:	/s/ Paul W. Fehlman
Paul W. Fehlman Senior Vice President and Chief Financial Officer