Form 10-K
period 2019-02-28
AZZ INC
filed 2019-05-17
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,381,529,854 based on the closing sale price as reported on the New York Stock Exchange. As of April 30, 2019, there were 26,115,389 shares of the registrant’s common stock ($1.00 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

AZZ INC.
FORM 10-K
For the Fiscal Year Ended February 28, 2019

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

On March 22, 2018, we purchased certain assets through a bankruptcy sales process from Lectrus Corporation, a privately-held corporation based in Chattanooga, Tennessee. Lectrus designs and manufactures custom metal enclosures and provides electrical and mechanical integration. The acquisition will complement our current metal enclosure and switchgear businesses.
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
For additional information regarding the Energy Segment's backlog and operating results, see Results of Operations within Item 7. For additional financial information by segment, see Note 12 to the Consolidated Financial Statements.
Metal Coatings Segment
The Metal Coatings segment provides hot dip galvanizing and other metal coating applications to the steel fabrication industry through facilities located throughout the United States and Canada. Hot dip galvanizing is a metallurgical process in which molten zinc is applied to steel. The zinc alloying renders corrosion protection to fabricated steel for extended periods of up to 50 years. As of February 28, 2019, we operated forty-two metal coating plants, which are located in various locations throughout the United States and Canada.
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
We typically serve fabricators or manufacturers that provide solutions to the electrical and telecommunications, bridge and highway, petrochemical and general industrial markets, and numerous original equipment manufacturers. We do not depend on any single customer for a significant amount of our sales, and the loss of any single customer would not have a material adverse effect on our consolidated revenues or net income.
On February 1, 2018, we completed the acquisition of all the assets and outstanding shares of Rogers Brothers Company ("Rogers Brothers"), a privately held company, based in Rockford, Illinois. Rogers Brothers provides galvanizing solutions to a multi-state area within the Midwest. The acquisition supports our goal of continued geographic expansion as well as portfolio expansion of our metal coatings solutions.
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
For additional information on the Metal Coatings segment's operating results, see Results of Operations within Item 7. For additional financial information by segment, see Note 12 to the Consolidated Financial Statements.
Employees
As of February 28, 2019, the Company employed approximately 3,884 persons consisting of approximately 3,427 in the United States, approximately 200 in Canada, 216 in Europe, and 41 in other countries.

Executive Officers of the Registrant

Name	Age	Business Experience of Executive Officers for Past Five Years Position or Office with Registrant or Prior Employer	Held Since
Thomas E. Ferguson	62	President and Chief Executive Officer Chief Executive Officer, FlexSteel Pipeline Technologies, Inc. President, Flow Solutions Group, Flowserve Corporation President, Pump Division, Flowserve Corporation	2013 2013-2013 2009-2012 2003-2009
Paul W. Fehlman	55
Senior Vice President of Finance, Chief Financial Officer
Vice President, Finance, Engineered Products Division, Flowserve Corp.
Vice President, Investor Relations and FP&A, Flowserve Corporation
Vice President, Treasurer, Flowserve Corporation
			2014 2011-2013 2009-2011 2004-2009
Tara D. Mackey	49
Chief Legal Officer and Secretary
Chief Legal Counsel and Corporate Secretary, First Parts, Inc.
General Counsel and Corporate Secretary, Silverleaf Resorts Inc.
VP, Assistant General Counsel and Corporate Secretary, SuperMedia LLC
			2014 2013-2014 2011-2013 2008-2011
Matt Emery	52	Chief Information and Human Resource Officer Senior Director of Information Technologies, Hewlett-Packard	2013 2004-2013
James Drew Byelick	61	Vice President and Chief Accounting Officer Director of Finance - Electrical Controller - Nuclear Logistics LLC Independent Consultant	2017 2016-2017 2015-2016 2000-2015
Chris Bacius	58	Vice President, Corporate Development Vice President Mergers & Acquisition, Flowserve Corporation Vice President Business Development, Flowserve Corporation	2014 2012-2014 2009-2012
Ken Lavelle	62
President and General Manager - Electrical Platform
President, Lavelle Management Consultant
President, Global Seals & Systems Operation - Flowserve Corporation
Vice President, General Manager, FSG North America - Flowserve Corporation
			2017 2016-2017 2012-2016 2009-2012
Michael Doucet	46
Senior Vice President - Alternative Coatings
Vice President and General Manager - Galvabar
President & Chief Operating Officer - L & M Steel Co., Inc.
Director of Sales, Central Region Mills & Rebar Fabrication - Commercial Metals Company
Vice President & General Manager, PC Wholesale

			2018 2017-2018 2013-2018 2002-2013 1998-2001
Bryan Stovall	54	Senior Vice President - Metal Coatings Vice President, Galvanizing - Central Operations Vice President, Galvanizing - Southern Operations	2018 2013-2018 2009-2012
Each executive officer was elected by the Board of Directors to hold office until the next Annual Meeting or until their successor is elected. No executive officer has any family relationships with any other executive officer of the Company.

Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our web site, http://www.azz.com/investor-relations, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC’s website, http://www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our web site and the information on it or connected to it are not a part of this Annual Report on Form 10-K.
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
Our use of over time revenue accounting in the Energy Segment could result in a reduction or elimination of previously reported profits.
As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and in the notes to our consolidated financial statements, a portion of our revenues is recognized over time. Over time revenue recognition causes us to recognize contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Actual collection of contract amounts or change orders could differ from original estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.
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

We could face significant liabilities for withdrawal from Multiemployer Pension Plans.
We are a participating employer in a number of trustee-managed multiemployer defined benefit pension plans for employees who are covered by collective bargaining agreements. In the event of our withdrawal from a multiemployer pension plan, we may incur expenses associated with our obligations for unfunded vested benefits at the time of the withdrawal. Depending on various factors, a future withdrawal could have a material adverse effect on results of operations or cash flows for a particular reporting period.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.
The U.S. Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Act”) requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the U.S. Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant.  The U.S. Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the U.S. Tax Act will be applied or otherwise administered.  As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely affect investor confidence in our company, the value of our common stock and our ability to report our financial condition and results of operations in a timely and accurate manner.
 Pursuant to the Sarbanes-Oxley Act of 2002, we are required to document and test our internal controls over financial reporting and to provide a report of management’s assessment of the effectiveness of such controls. The Company had a material weakness in its internal control over financial reporting as of February 28, 2019 related to revenue accounting reconciliations. Although we are working to fully remediate this material weakness identified as of February 28, 2019, there can be no assurance as to when the remediation plan will be fully implemented and executed. Any material weakness in our internal control over financial reporting that has not been remediated or that may occur in the future could result in misstatements of our consolidated financial statements, restatements of those financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company's global headquarters are located in leased office space in Fort Worth, Texas. The Company's manufacturing facilities, classified by reporting segment, are located in the following countries as of February 28, 2019:

			Square Footage
Segment	Location	Facilities	Total	Owned	Leased
Energy	United States	18	1,308,567	379,178	929,389
	Canada	2	94,456	—	94,456
	Europe	2	86,785	—	86,785
	Brazil	1	11,814	—	11,814
	China	2	13,393	—	13,393
Metal Coatings	United States	41	2,166,969	2,059,554	107,415
	Canada	3	175,102	175,102	—
Total		69	3,857,086	2,613,834	1,243,252
The Company believes its manufacturing and corporate facilities are adequate to carry on its business operations for the next twelve months.
Item 3. Legal Proceedings
On January 11, 2018, Logan Mullins, acting on behalf of himself and a putative class of persons who purchased or otherwise acquired the Company's securities between April 22, 2015 and January 8, 2018, filed a class action complaint in the U.S. District Court for the Northern District of Texas (the "Court") against the Company and two of its executive officers, Thomas E. Ferguson and Paul W. Fehlman. Logan Mullins v. AZZ, Inc., et al., Case No. 4:18-cv-00025-Y. The complaint alleged, among other things, that the Company's SEC filings contained statements that were rendered materially false and misleading by the Company's alleged failure to properly recognize revenue related to certain contracts in its Energy Segment in purported violation of (1) Section 10(b) of the Exchange Act and Rule 10b-5 and (2) Section 20(a) of the Exchange Act. After the Court appointed a Lead Plaintiff in the case, but before the Company was required to respond to the lawsuit, the Plaintiff voluntarily sought dismissal of the complaint without prejudice. On January 16, 2019, the Court dismissed the case without prejudice. No other parties have sought to reopen the case; therefore, the legal matter is no longer pending.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General
Our common stock, $1.00 par value (“Common Stock”), is traded on the New York Stock Exchange under the symbol “AZZ”. As of February 28, 2019, we had approximately 393 holders of record of our Common Stock, not including those shares held in street or nominee name. Item 12 of this Annual Report on Form 10-K contains certain information related to our equity compensation plans.

Dividend Policy
The payment of dividends is within the discretion of our Board and is dependent on our earnings, capital requirements, operating and financial condition and other factors. AZZ has paid dividends quarterly over the last three fiscal years. Dividends paid totaled $17.7 million, $17.7 million, and $16.6 million during fiscal 2019, 2018, and 2017, respectively. Dividend payments may be restricted to total payments of $20.0 million per fiscal year based on covenants with the Company's lenders in the event that the Company's leverage ratio (defined as net debt to EBITDA) exceeds 3.0 to 1.0. Currently there are no restrictions on dividend payments. AZZ fully expects to continue to pay dividends. However, the decision is within the discretion of our Board and we expect any future payments will be made on a quarterly basis.

Purchases of Equity Securities
In January 2012, our Board authorized the repurchase of up to ten percent of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. Share repurchases may be restricted to total repurchases of $50.0 million per fiscal year based on covenants with the Company's lenders in the event that the Company's leverage ratio exceeds 3.0 to 1.0. Currently there are no restrictions on share repurchases. The Company did not make any repurchases of its Common Stock during the three months ended February 28, 2019.

Stock Performance Graph
The following graph illustrates the five-year cumulative total return on investments in our Common Stock, the Index for NYSE Stock Market (U.S. Companies) and the Index for NYSE Stocks (SIC 5000-5099 US Companies). These indices are prepared by Zacks Investment Research, Inc. AZZ’s Common Stock is listed on The New York Stock Exchange and AZZ is engaged in two industry segments. The shareholder return shown below is not necessarily indicative of future performance. Total return, as shown, assumes $100 invested on February 28, 2014, in shares of AZZ Common Stock and each index, all with cash dividends reinvested. The calculations exclude trading commissions and taxes.

Comparison of Five Year-Cumulative Total Returns
Value of $100 Invested on February 28, 2014
For Fiscal Year Ended on the Last Day of February
 Legend

Symbol	CRSP Total Returns Index for:	2/14	2/15	2/16	2/17	2/18	2/19
	AZZ Inc.	100.00	103.72	116.72	137.06	96.79	110.62
	Index for NYSE Stock Market (US Companies)	100.00	112.24	101.24	127.49	142.45	149.72
	Index for NYSE Stocks (SIC 5000-5099 US	100.00	103.87	94.28	120.51	135.40	129.13
	Companies) Wholesale Trade - Durable Goods
Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100 on 02/28/2014.

 Item 6. Selected Financial Data

	Fiscal Year
	2019 (a)	2018 (b)	2017 (c)	2016 (d)	2015 (e)
	(In thousands, except per share amounts)
Summary of operations:
Net sales	$927,087	$810,430	$863,538	$889,400	$819,692
Net income	51,208	45,169	61,264	75,544	65,616
Earnings per share:
Basic earnings per common share	1.97	1.74	2.36	2.93	2.56
Diluted earnings per common share	1.96	1.73	2.35	2.91	2.55
Total assets	1,088,570	1,028,209	978,354	988,201	929,727
Total debt	241,000	301,286	272,290	326,982	337,848
Total liabilities	484,842	463,006	445,218	503,831	505,275
Shareholders’ equity	603,728	565,203	533,136	484,370	424,452
Working capital	213,774	197,415	160,282	165,976	156,532
Cash provided by operating activities	114,668	78,909	111,176	143,589	118,157
Capital expenditures	25,616	29,612	41,434	39,861	29,377
Depreciation & amortization	50,245	50,526	50,357	47,417	46,089
Cash dividend per common share	0.68	0.68	0.64	0.60	0.58
Weighted average shares outstanding - basic	26,038	25,970	25,965	25,800	25,676
Weighted average shares outstanding - diluted	26,107	26,036	26,097	25,937	25,778

(a)
Includes the acquisition of Lectrus Corporation on March 22, 2018. Also includes the adoption of ASU 2016-02, Leases (Topic 842) and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) on March 1, 2018.

(b)	Includes the acquisitions of Enhanced Powder Coating, Ltd. on June 30, 2017, Powergrid Solutions, Inc. on September 6, 2017, and Rogers Brothers Company on February 1, 2018

(c)	Includes the acquisition of Power Electronics, Inc. on March 1, 2016.

(d)	Includes the acquisitions of US Galvanizing, LLC on June 5, 2015 and Alpha Galvanizing Inc. on February 1, 2016.

(e)	Includes the acquisition of Zalk Steel & Supply Co. on June 20, 2014.
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
Overview
As mentioned in Item 1, AZZ operates two distinct business segments, the Energy segment and the Metal Coatings segment. Our discussion and analysis of financial condition and results of operations is divided by each of our segments along with corporate costs and other costs not specifically identifiable to a segment. For a reconciliation of segment operating income to consolidated operating income, see Note 12 to the Consolidated Financial Statements. References herein to fiscal years are to the twelve-month periods that end in February of the relevant calendar year. For example, the twelve-month period ended February 28, 2019 is referred to as “fiscal 2019” or “fiscal year 2019.”
Recently Adopted Accounting Standards
On March 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments ("ASC 606") using the modified retrospective method applied to those contracts which were not completed as of February 28, 2018. Results for operating periods beginning on or after March 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. See Note 1 to the Consolidated Financial Statements for more information on the impact of our adoption of ASC 606.

During the fourth quarter of fiscal 2019, effective March 1, 2018, we adopted ASU 2016-02, Leases (Topic 842) using a modified retrospective approach as of the period of adoption. Periods prior to the adoption continue to be presented under legacy guidance and there was no cumulative effect adjustment to beginning retained earnings on the March 1, 2018 adoption date. On the date of adoption, we recorded operating lease right of use assets of $42.1 million and lease liabilities of $42.8 million to reflect our portfolio of operating leases, which were previously unrecorded under legacy accounting guidance. However, the adoption did not have any impact on our consolidated statements of income or cash flows. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among several other items, allows the Company to carry-forward the historical lease classification from legacy guidance for leases that existed on the date of adoption.
Results of Operations
For the fiscal year ended February 28, 2019, we recorded net sales of $927.1 million compared to the prior year’s net sales of $810.4 million. Of the total net sales for fiscal 2019, approximately 52.5% of our net sales were generated from the Energy Segment and approximately 47.5% were generated from the Metal Coatings Segment. Net income for fiscal 2019 was $51.2 million compared to $45.2 million for fiscal 2018. Net income as a percentage of net sales was 5.5% for fiscal 2019 as compared to 5.6% for fiscal 2018. Earnings per share increased by 13.3% to $1.96 per share for fiscal 2019 compared to $1.73 per share for fiscal 2018, on a diluted basis.

Year ended February 28, 2019 compared with year ended February 28, 2018
Backlog
We ended fiscal 2019 with a backlog of $332.9 million, an increase of $67.5 million or 25.4% compared to fiscal 2018. The Company's backlog as of year end pertains solely to the Energy segment's operations. The book to revenue ratio increased in fiscal 2019 as compared to fiscal 2018. The book to revenue ratio was 1.07 to 1 for fiscal 2019 and 0.92 to 1 for fiscal 2018.
The following table reflects bookings and revenues for fiscal 2019 and 2018.
Backlog Table
(In thousands)

	Period Ended		Period Ended
Backlog	2/28/2018	$265,417	2/28/2017	$317,922
Net bookings		988,558		746,508
Acquired backlog		6,006		11,417
Revenues recognized		(927,087)		(810,430)
Backlog	2/28/2019	$332,894	2/28/2018	$265,417
Book to revenue ratio		1.07		0.92

Net Sales
Our total net sales for fiscal 2019 increased by $116.7 million, or 14.4%, as compared to fiscal 2018.
The following table reflects the breakdown of revenue by segment (in thousands):

	Year Ended
	February 28, 2019	February 28, 2018
Net sales:
Energy	$486,823	$421,033
Metal Coatings	440,264	389,397
Total net sales	$927,087	$810,430
Our Energy segment recorded net sales for fiscal 2019 of $486.8 million, an increase of 15.6% compared to fiscal 2018 net sales of $421.0 million. The increase in net sales for fiscal 2019 was caused by several positive factors including improved turnarounds in the U.S. refinery market, increased international projects and an uptick in our electrical business. The increase was also attributable to incremental revenues from our fiscal 2019 and fiscal 2018 business acquisitions and was partially offset by continued softness in the nuclear market, which is due in part to the Westinghouse Bankruptcy discussed below.

Our Metal Coatings segment, which consisted of forty-two metal coating facilities as of February 28, 2019, generated net sales of $440.3 million, a 13.1% increase from the prior year’s net sales of $389.4 million. The increase was a result of higher selling prices and higher volumes of steel processed during the periods driven primarily by improvements in various markets. The increase was also attributable to incremental revenues from our fiscal 2018 acquisitions.
Operating Income
The following table reflects the breakdown of operating income (loss) by segment (in thousands):

	Year Ended
	February 28, 2019	February 28, 2018
Operating income (loss):
Energy	$31,332	$(1,766)
Metal Coatings	83,591	84,332
Corporate	(37,967)	(34,318)
Total operating income	$76,956	$48,248
Operating income for the Energy segment increased $33.1 million for fiscal 2019, to $31.3 million as compared to an operating loss of $1.8 million for fiscal 2018. Operating margins for this segment were 6.4% for fiscal 2019 as compared to (0.4)% for fiscal 2018. These increases were primarily attributable to the positive factors noted above and improvements in project margins. In addition, for fiscal 2018, the Company recognized an impairment charge of $10.5 million, classified within cost of sales, related to property, plant and equipment that was retired and a provision for doubtful accounts of $2.9 million, classified within selling, general and administrative, resulting from an adverse court decision related to certain outstanding accounts receivables. No such charges were recorded in fiscal 2019.
Operating income for the Metal Coatings segment decreased $0.7 million, or 0.9%, for fiscal 2019 to $83.6 million as compared to $84.3 million for the prior year. Operating margins were 19.0% for fiscal 2019 as compared to 21.7% for fiscal 2018. These decreases were primarily attributable to higher zinc and labor costs, which were not fully offset by increased selling prices, and a charge of $1.3 million incurred during fiscal 2019 for asset impairments, employee severance and other disposal costs related to the consolidation of two galvanizing facilities in the Gulf Coast region of the United States.
Corporate expenses were $38.0 million for fiscal 2019 and $34.3 million for fiscal 2018. This increase is attributable to higher spend on outside services and higher employee costs in fiscal 2019, partially offset by lower stock based compensation expense related to certain employee performance share unit grants that were forfeited when various vesting conditions were not satisfied during fiscal 2019.
Interest
Interest expense for fiscal 2019 increased 8.0% to $15.0 million as compared to $13.9 million in fiscal 2018. This increase is primarily attributable to higher interest rates on variable rate debt, partially offset by slightly lower average outstanding debt balances during fiscal 2019. For additional information on outstanding debt, see Note 11 to the Consolidated Financial Statements. As of February 28, 2019, we had gross outstanding debt of $241.0 million compared to $301.3 million at the end of fiscal 2018. AZZ's debt to equity ratio was 0.40 to 1 at the end of fiscal 2019 compared to 0.53 to 1 at the end of fiscal 2018.
Other (Income) Expense, Net
For fiscal 2019, we recorded other income, net of $1.0 million as compared to other expense, net of $3.5 million in fiscal 2018. The increase resulted primarily from a downward revision to estimated losses on the impairment of a non-trade note receivable, which was initially recognized in fiscal 2018 upon the bankruptcy declaration of the note debtor. The bankruptcy proceedings progressed better than anticipated and the Company received amounts in excess of its initial loss estimates for the outstanding note, which originated from a non-compete litigation settlement with a competitor in a prior fiscal year. This increase in other income, net was partially offset by higher foreign exchange losses that were realized during fiscal 2019 as a result of unfavorable movements in exchange rates.

Provision For (Benefit From) Income Taxes
The provision for (benefit from) income taxes reflected an effective tax rate of 18.7% for fiscal 2019 and (46.2)% for fiscal 2018. The increase in the effective rate was due primarily to the Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Act”), which resulted in a provisional benefit for fiscal 2018 related to the remeasurement of deferred taxes at a lower corporate rate that was offset by a one-time mandatory transition tax on undistributed earnings of foreign affiliates
The U.S. Tax Act requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the U.S. Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant.  The U.S. Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the U.S. Tax Act will be applied or otherwise administered.  As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.
During the fourth quarter of fiscal 2019, the Company completed its assessment of the Tax Act under SAB 118, resulting in additional benefit of $1.1 million resulting from revised estimates of the mandatory deemed repatriation of foreign earnings, foreign tax credits, and bonus depreciation elections based on the finalization of our 2017 US federal income tax return. The change in bonus depreciation elections and other temporary return to provisions items resulted in $0.8 million benefit related to the finalization of the remeasurement of deferred tax assets and liabilities. The finalization of foreign earnings and profits and foreign tax credits resulted in a $0.3 million benefit.
Westinghouse Electric Company Bankruptcy Case
We had existing contracts with subsidiaries of Westinghouse Electric Company (“WEC”). WEC and the relevant subsidiaries (the "Debtors") filed relief under Chapter 11 of the Bankruptcy Code on March 29, 2017 in the United States Bankruptcy Court for the Southern District of New York, jointly administered as In re Westinghouse Electric Company, et al., Case No. 17-10751 (the "Bankruptcy Case"). The Company has been collecting on post-petition amounts due and owed. On February 22, 2018, the United States Bankruptcy Court for the Southern District of New York approved the Debtors’ Modified First Amended Disclosure Statement for the Joint Chapter 11 Plan of Reorganization. In the Disclosure Statement, the Debtors estimated a 98.9% to 100% distribution on Allowed General Unsecured Claims. We have approximately $12 million of such claims filed with the court, which includes 100% of our pre-petition claims. The total claims filed exceed the book value of our exposure and we expect to receive all amounts due. In April 2019, for one of our plants, the Company entered into a settlement agreement with the third party bankruptcy administrator related to outstanding claims. The agreement amount of approximately $8.1 million represented 100% of those outstanding claims for such plant. The balance of the $12 million claims noted above are still outstanding.
At time of the Bankruptcy Case, we were subcontractors on various WEC engagements, including one in Georgia ("V.C. Summer") and one in South Carolina ("Plant Vogtle"). The ownership of V.C. Summer halted work earlier in the year and, during the third quarter of fiscal 2018, we de-booked $11.0 million from backlog related to this project. Also during the third quarter of fiscal 2018, we received a notice of cancellation from WEC for the Plant Vogtle project, which negatively impacted our sales and margin for the second half of fiscal year 2018 by approximately $6.1 million and $1.2 million, respectively.

Year ended February 28, 2018 compared with year ended February 28, 2017
Backlog
We ended fiscal 2018 with a backlog of $265.4 million, a decrease of $52.5 million or 16.5% as compared to fiscal 2017. The Company's backlog as of year end pertains to the Energy segment's operations. The book to revenue ratio declined in fiscal 2018 as compared to fiscal 2017. The book to revenue ratio was 0.92 to 1 for fiscal 2018 and 0.99 to 1 for fiscal 2017.
The following table reflects bookings and shipments for fiscal 2018 and 2017.
Backlog Table
(In thousands)

	Period Ended		Period Ended
Backlog	2/28/2017	$317,922	2/28/2016	$310,623
Net bookings		746,508		858,934
Acquired backlog		11,417		11,903
Revenues recognized		(810,430)		(863,538)
Backlog	2/28/2018	$265,417	2/28/2017	$317,922
Book to revenue ratio		0.92		0.99

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

Operating Income
The following table reflects the breakdown of operating income (loss) by segment (in thousands):

	Year Ended
	February 28, 2018	February 28, 2017
Operating income (loss):
Energy	$(1,766)	$52,577
Metal Coatings	84,332	79,033
Corporate	(34,318)	(32,702)
Total operating income	$48,248	$98,908
Operating income (loss) for the Energy segment decreased $54.3 million, or 103.4%, for fiscal 2018, to a loss of $(1.8) million as compared to income of $52.6 million for fiscal 2017. Operating margins for this segment were (0.4)% for fiscal 2018 as compared to 10.8% for fiscal 2017. This decrease was attributable to the reduction in refinery turnarounds described above, which typically carry a higher margin, cancellations, margin degradations on certain large projects in the U.S. and overseas and the Westinghouse bankruptcy. In addition, for fiscal 2018, the Company recognized an impairment charge of $10.5 million related to property, plant and equipment that was retired and a provision for doubtful accounts of $2.9 million resulting from an adverse court decision related to certain outstanding accounts receivables. No such charges were recorded in the prior year comparable period.
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
Interest
Interest expense for fiscal 2018 decreased 5.9% to $13.9 million as compared to $14.7 million in fiscal 2017. This decrease is primarily attributable to more favorable interest rates during fiscal 2018 as a result of our partial or full repayment of certain outstanding debt obligations that were replaced with borrowings that carried lower interest rates. For additional information on outstanding debt, see Note 11 to the Consolidated Financial Statements. As of February 28, 2018, we had gross outstanding debt of $301.3 million compared to $272.3 million at the end of fiscal 2017. AZZ's debt to equity ratio was 0.53 to 1 at the end of fiscal 2018 compared to 0.51 to 1 at the end of fiscal 2017.
Other (Income) Expense, Net
For fiscal 2018, a total of $3.5 million in expense was recorded to other (income) expense, net, which was primarily attributable to the impairment of the non-trade note receivable described above upon the bankruptcy declaration of the note debtor. For fiscal 2017, we recorded $1.1 million of income to other (income) expense, net, which was primarily attributable to a reimbursement of legal fees of $0.6 million from a lawsuit in fiscal 2016 and net foreign exchange gains.
Provision For (Benefit From) Income Taxes
The provision for (benefit from) income taxes reflected an effective tax rate of (46.2)% for fiscal 2018 and 28.2% for fiscal 2017. The decrease in the effective rate was due primarily to the U.S. Tax Cuts and Jobs Act of 2017, which resulted in a provisional benefit related to the remeasurement of deferred taxes at a lower corporate rate that was offset by a one-time mandatory transition tax on undistributed earnings of foreign affiliates.

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
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Twelve Months Ended
	February 28, 2019	February 28, 2018
Net cash provided by operating activities	$114,668	$78,909
Net cash used in investing activities	(32,073)	(73,939)
Net cash (used in) provided by financing activities	(78,004)	3,800
Net cash provided by operating activities for fiscal 2019 was $114.7 million compared to $78.9 million for fiscal 2018. The increase in cash provided by operating activities for fiscal 2019 as compared to fiscal 2018 is primarily attributable to the increase in net income and positive impacts from changes in working capital. The increase was also attributable to a decline in non-cash tax benefit accruals which were recorded in fiscal 2018 resulting from the remeasurement of deferred tax liabilities due to the decrease of U.S. corporate tax rates as part of the Tax Cuts and Jobs Act of 2017. This decline in non-cash tax benefit accruals was partially offset by lower non-cash impairment charges in fiscal 2019 as compared to fiscal 2018.
Net cash used in investing activities for fiscal 2019 was $32.1 million as compared to $73.9 million for fiscal 2018. The decline in cash used during fiscal 2019 was primarily attributable to decreased acquisition activity and lower capital expenditures. The breakdown of capital spending by segment for fiscal 2019, 2018 and 2017 can be found in Note 12 to the Consolidated Financial Statements.
Net cash used in financing activities for fiscal 2019 was $78.0 million compared to net cash provided by financing activities of $3.8 million for fiscal 2018. The increase in cash used for financing activities during fiscal 2019 was primarily attributable to significantly increased net repayments of borrowings under our revolving credit facility, partially offset by lower principal payments under our other long-term debt agreements.
Financing and Capital
2017 Revolving Credit Facility
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
On March 21, 2017, the Company executed the Amended and Restated Credit Agreement (the “2017 Credit Agreement”) with Bank of America and other lenders. The 2017 Credit Agreement amended the Credit Agreement by the following: (i) extending the maturity date until March 21, 2022, (ii) providing for a senior revolving credit facility in a principal amount of up to $450 million, with an additional $150 million accordion, (iii) including a $75 million sublimit for the issuance of standby and commercial letters of credit, (iv) including a $30 million sublimit for swing line loans, (v) restricting indebtedness incurred in respect of capital leases, synthetic lease obligations and purchase money obligations not to exceed $20 million, (vi) restricting investments in any foreign subsidiaries not to exceed $50 million in the aggregate, and (vii) including various financial covenants and certain restricted payments relating to dividends and share repurchases as specifically set forth in the 2017 Credit Agreement. The balance due on the $75.0 million term facility under the previous Credit Agreement was paid in full as a result of the execution of the 2017 Credit Agreement.
The financial covenants, as defined in the 2017 Credit Agreement, require the Company to maintain on a consolidated basis a Leverage Ratio not to exceed 3.25:1.0 and an Interest Coverage Ratio of at least 3.00:1.0. The 2017 Credit Agreement will be used to finance working capital needs, capital improvements, dividends, future acquisitions, letter of credit needs and share repurchases.

Interest rates for borrowings under the 2017 Credit Agreement are based on either a Eurodollar Rate or a Base Rate plus a margin ranging from 0.875% to 1.875% depending on our Leverage Ratio (as defined in the 2017 Credit Agreement). The Eurodollar Rate is defined as LIBOR for a term equivalent to the borrowing term (or other similar interbank rates if LIBOR is unavailable). The Base Rate is defined as the highest of the applicable Fed Funds rate plus 0.50%, the Prime rate, or the Eurodollar Rate plus 1.0% at the time of borrowing. The 2017 Credit Agreement also carries a Commitment Fee for the unfunded portion ranging from 0.175% to 0.30% per annum, depending on our Leverage Ratio. The effective interest rate was 4.06% as of February 28, 2019.
As of February 28, 2019, we had $116.0 million of outstanding debt against the revolving credit facility and letters of credit outstanding in the amount of $18.7 million, which left approximately $315.3 million of additional credit available under the 2017 Credit Agreement.
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
The 2011 Notes contain various financial covenants requiring the Company, among other things, to a) maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50.0% of future net income; b) maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00; c) maintain on a consolidated basis a Fixed Charge Coverage Ratio (as defined in the Note Purchase Agreement) of at least 2.0:1.0; d) not at any time permit the aggregate amount of all Priority Indebtedness (as defined in the Note Purchase Agreement) to exceed 10.0% of Consolidated Net Worth (as defined in the Note Purchase Agreement).
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
As of February 28, 2019, the Company was in compliance with all of its debt covenants.
Share Repurchase Program
In January of 2012, our Board authorized the repurchase of up to ten percent of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The Company did not make any repurchases of its common shares during the twelve months ended February 28, 2019.
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

Off Balance Sheet Arrangements and Contractual Commitments
As of February 28, 2019, the Company did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
The following summarizes our lease obligations, debt principal payments, and interest payments (based on current interest rates for variable rate debt) for the remainder of the next five years and beyond (in thousands):

	Operating Leases	Debt	Interest	Total
Fiscal year:
2020	$7,882	$—	$11,843	$19,725
2021	7,185	125,000	11,803	143,988
2022	6,803	—	5,029	11,832
2023	6,454	116,000	550	123,004
2024	5,771	—	—	5,771
Thereafter	24,718	—	—	24,718
Total	$58,813	$241,000	$29,225	$329,038
In addition, as of February 28, 2019, we had outstanding letters of credit in the amount of $44.3 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods.
Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances and form the basis for our conclusions. We continually evaluate the information used to make these estimates as business and economic conditions change. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition, impairment of long-lived assets, identifiable intangible assets and goodwill, accounting for income taxes and stock-based compensation expense. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 to the Consolidated Financial Statements.
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

Revenue recognition
We determine revenue recognition through the following steps:
1)Identification of the contract with a customer,
2)Identification of the performance obligations in the contract,
3)Determination of the transaction price,
4)Allocation of the transaction price to performance obligations in the contract, and
5)Recognition of revenue when, or as, the Company satisfies a performance obligation
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services. The amount and timing of revenue recognition varies by segment based on the nature of the goods or services provided and the terms and conditions of the customer contract.
Energy Segment
Our Energy segment is a provider of specialized products and services designed to support industrial, nuclear and electrical applications. Within this segment, the contract is governed by a customer purchase order and an executed product or services agreement. The contract generally specifies the delivery of what constitutes a single performance obligation consisting of either custom built products, custom services, or off-the-shelf products. When we enter into an arrangement with multiple performance obligations, the transaction price is allocated to each performance obligation based on the relative standalone selling prices of the goods or services being provided to the customer and revenue is recognized upon the satisfaction of each performance obligation. We combine contracts for revenue recognition purposes that are executed with the same customer within a short timeframe from each other and that purport to be for a single commercial objective.
For custom built products, we recognize revenues over time provided that the goods do not have an alternative use to the Company and we have an unconditional right to payment for work completed to date plus a reasonable margin. For custom services, which consist of specialized welding and other professional services, we recognize revenues over time as the services are rendered due to the fact that the services enhance a customer owned asset. For off-the-shelf products, which consist of tubing and lighting products, we recognize revenue at a point-in-time upon the transfer of the goods to the customer.
For revenues recognized over time, we generally use the cost-to-cost method of revenue recognition. Under this approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date versus the total estimated costs upon completion of the project. This requires that we estimate the total contract revenues, project costs and margin, which can involve significant management judgment. As a significant change in one or more of these estimates could affect the profitability of our contracts, management reviews and updates its contract related estimates regularly. We recognize adjustments in estimated margin on contracts under a cumulative catch-up basis and subsequent revenues are recognized using the adjusted estimate. If the estimate of contract margin indicates an anticipated loss on the contract, we recognize the total estimated loss in the period it is identified.
Due to the custom nature of the goods and services provided, contracts within the Energy segment are often modified to account for changes in contract specifications and requirements. A contract modification exists when the modification either creates new, or changes the existing, enforceable rights and obligations in the contract. For us, most contract modifications are related to goods or services that are not distinct from those in the original contract due to the significant interrelationship or interdependencies between the deliverables. Such modifications are accounted for as if they were part of the original contract. As a result, the transaction price and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis.
In addition to fixed consideration, the contracts within our Energy segment can include variable consideration, including claims, incentive fees, liquidated damages or other penalties. We recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We estimate the amount of revenue to be recognized on variable consideration using the expected value or the most likely amount method, whichever is expected to better predict the amount.
Metal Coatings Segment
Our Metal Coatings segment is a provider of hot dip galvanizing, powder coating and other metal coating applications to the steel fabrication industry. Within this segment, the contract is governed by a customer purchase order or work order. The contract generally specifies the delivery of what constitutes a single performance obligation consisting of metal coating services.

We combine contracts for revenue recognition purposes that are executed with the same customer within a short timeframe from each other and that purport to be for a single commercial objective.
We recognize revenue over time as the metal coating is applied to the customer provided material as the process enhances a customer controlled asset. Contract modifications are rare within this segment and most contracts are on a fixed price basis with no variable consideration.
Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets (unbilled receivables), and contract liabilities (customer advances and deposits) on the consolidated balance sheets, primarily related to our Energy segment. Amounts are billed as work progresses in accordance with agreed upon contractual terms, either at periodic intervals (e.g., weekly or monthly) or upon achievement of contractual milestones. Billing can occur subsequent to revenue recognition, resulting in contract assets. In addition, we can receive advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.
Other
No general rights of return exist for customers and we establish provisions for estimated warranties. We generally do not sell extended warranties. Revenue is recognized net of applicable sales and other taxes. We do not adjust the contract price for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a good or service to a customer and when the customer pays for that good or service will be one year or less, which is generally the case. Sales commissions are deferred and recognized over the same period as the related revenues. Shipping and handling is treated as a fulfillment obligation instead of a separate performance obligation and such costs are expensed as incurred.
Impairment of Long-Lived Assets, Identifiable Intangible Assets and Goodwill
We record impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment losses on long-lived assets are measured based on the excess of the carrying amount over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. A significant change in events, circumstances or projected cash flows could result in an impairment of long-lived assets, including identifiable intangible assets. An annual impairment test of goodwill is performed in the fourth quarter of each fiscal year. The test is calculated using the anticipated future cash flows after tax from our operating segments. Based on the present value of the future cash flows, we will determine whether an impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market, changes in economic conditions of these various markets, raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies. Our testing concluded that none of our goodwill was impaired.
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
The U.S. Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Act”) requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the U.S. Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant.  The U.S. Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the U.S. Tax Act will be applied or otherwise administered.  As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.
Stock-based Compensation Expense
Stock-based compensation expense consists of the expense for restricted stock units ("RSUs"), performance share units ("PSUs"), stock appreciation rights ("SARs") and employee stock purchase plan ("ESPP") shares granted to our employees and directors. The compensation cost is measured based on the grant-date fair value of those awards and is recognized over the respective vesting periods of the awards.
For SARs and ESPP awards, we estimate the grant date fair value using a Black-Scholes pricing model. For PSUs, which generally have performance-based and market-based vesting conditions, we estimate the grant date fair value using a Monte Carlo simulation. The inputs required for these valuation models are subjective and require significant management judgment. For RSUs we estimate the grant date fair value based on the close price of our common stock on the date of grant.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in commodity prices, interest rates and foreign currency exchange rates. As of February 28, 2019, we did not hold any derivative financial instruments.
Commodity Prices
In our Energy segment, we have exposure to commodity price changes for copper, aluminum, steel and nickel based alloys. Increases in price for these items are normally managed through escalation clauses in our customers' contracts, although during difficult market conditions customers' may resist these escalation clauses. In addition, we attempt to enter into firm pricing contracts with our vendors on material at the time we receive orders from our customers to minimize risk.
In our Metal Coatings segment, we have exposure to commodity price changes for zinc and natural gas, which are the primary inputs in the metal coatings process. We manage our exposure to changes in the price of zinc by entering into agreements with our zinc suppliers and such agreements generally include protective caps or other fixed prices. We also secure firm pricing for natural gas supplies with individual utilities when possible. We believe these agreements ensure adequate supplies and partially offset exposure to commodity price escalation.
Interest Rates
We had $116.0 million in gross debt outstanding at February 28, 2019 related to our revolving credit facility. Because 100% of this debt has variable interest rates, we are subject to future interest rate fluctuations in relation to these borrowings which could potentially have a negative impact on our results of operations, financial position or cash flows.
Foreign Exchange Rates
The company’s foreign exchange exposures result primarily from inter-company balances, sale of products in foreign currencies, foreign currency denominated purchases, employee-related and other costs of running operations in foreign countries. As of February 28, 2019, the Company had exposure to foreign currency exchange rates related to our operations in Canada, China, Brazil, Poland, and the Netherlands.
Sensitivity Analysis
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
AZZ Inc.
Fort Worth, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AZZ Inc. (the “Company”) and subsidiaries as of February 28, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended February 28, 2019, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at February 28, 2019 and 2018, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of February 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 17, 2019 expressed an adverse opinion thereon.
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
/s/ BDO USA, LLP
We have served as the Company's auditor since 2006.
Dallas, Texas
May 17, 2019

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
AZZ Inc.
Fort Worth, Texas
Opinion on Internal Control over Financial Reporting
We have audited AZZ Inc.’s (the “Company’s”) internal control over financial reporting as of February 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of February 28, 2019, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of February 28, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended February 28, 2019, and the related notes and financial statement schedule (collectively referred to as “the consolidated financial statements”) and our report dated May 17, 2019 expressed an unqualified opinion thereon.
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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness was identified regarding management’s failure to maintain effective controls pertaining to the Company’s preparation and review of its revenue reconciliations. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements for the year ended February 28, 2019, and this report does not affect our report dated May 17, 2019 on those consolidated financial statements.

As indicated in the accompanying “Item 9A Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Lectrus Corporation, which was acquired on March 22, 2018, and which is included in the consolidated balance sheet of the Company as of February 28, 2019, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the year then ended. Lectrus Corporation constituted approximately 2.0% of total assets as of February 28, 2019, and 2.6% and 2.2% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the acquired entity because of the timing of the acquisition. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Lectrus Corporation.

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
/s/ BDO USA, LLP
Dallas, Texas
May 17, 2019

AZZ INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Net sales	$927,087	$810,430	$863,538
Cost of sales	728,466	650,121	658,206
Gross profit	198,621	160,309	205,332

Selling, general and administrative	121,665	112,061	106,424
Operating income	76,956	48,248	98,908

Interest expense	14,971	13,860	14,732
Other expense (income), net	(1,020)	3,489	(1,121)
Income before income taxes	63,005	30,899	85,297
Income tax (benefit) expense	11,797	(14,270)	24,033
Net income	$51,208	$45,169	$61,264
Earnings per common share
Basic earnings per share	$1.97	$1.74	$2.36
Diluted earnings per share	$1.96	$1.73	$2.35
Weighted average shares outstanding
Basic	26,038	25,970	25,965
Diluted	26,107	26,036	26,097

Cash dividends declared per common share	$0.68	$0.68	$0.64
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Net income	$51,208	$45,169	$61,264
Other comprehensive income (loss):
Change in foreign currency translation (net of tax of $0, $0 and $0)	(3,478)	3,928	1,520
Interest rate swap (net of tax of $29, $29 and $29)	(54)	(54)	(54)
Other comprehensive income (loss)	(3,532)	3,874	1,466
Comprehensive income	$47,676	$49,043	$62,730
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	February 28, 2019	February 28, 2018
Assets
Current assets:
Cash and cash equivalents	$24,005	$20,853
Accounts receivable, net of allowance for doubtful accounts of $2,267 and $569 at February 28, 2019 and 2018, respectively	144,887	141,488
Inventories, net	124,847	110,761
Contract assets	75,561	51,787
Prepaid expenses and other	9,245	4,265
Total current assets	378,545	329,154
Property, plant, and equipment, net	210,227	216,855
Operating lease right-of-use assets	45,870	—
Goodwill	323,756	321,307
Intangibles and other assets	130,172	160,893
Total assets	$1,088,570	$1,028,209
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$53,047	$54,162
Income tax payable	632	144
Accrued salaries and wages	30,395	19,011
Other accrued liabilities	17,631	19,622
Customer deposits	481	1,816
Contract liabilities	56,928	22,698
Lease liability, short-term	5,657	—
Debt due within one year	—	14,286
Total current liabilities	164,771	131,739
Other long-term liabilities	1,513	11,696
Lease liability, long-term	41,190	—
Debt due after one year, net	240,745	286,609
Deferred income tax liabilities	36,623	32,962
Total liabilities	484,842	463,006
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common Stock, $1.00 par value; 100,000 shares authorized; 26,115 and 25,959 shares issued and outstanding at February 28, 2019 and 2018, respectively	26,115	25,959
Capital in excess of par value	46,141	38,446
Retained earnings	560,224	526,018
Accumulated other comprehensive loss	(28,752)	(25,220)
Total shareholders’ equity	603,728	565,203
Total liabilities and shareholders' equity	$1,088,570	$1,028,209

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Cash flows from operating activities:
Net income	$51,208	$45,169	$61,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,245	50,526	50,357
Deferred income taxes	3,731	(20,637)	1,714
Net loss on disposition of property, plant & equipment due to impairment	810	10,834	6,602
Net loss on sale of property, plant & equipment and insurance proceeds	9	765	76
Share-based compensation expense	4,659	6,121	5,870
Amortization of deferred debt issuance costs	541	595	1,262
Provision for doubtful accounts	2,153	3,007	48
Effects of changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,131)	3,492	(4,912)
Inventories	(595)	(9,927)	(13,754)
Prepaid expenses and other assets	(4,883)	(2,376)	(1,977)
Net change in contract assets and liabilities	3,091	984	13,592
Accounts payable	(171)	1,540	1,245
Other accrued liabilities and income taxes payable	12,001	(11,184)	(10,211)
Net cash provided by operating activities:	114,668	78,909	111,176
Cash flows from investing activities:
Proceeds from the sale or insurance settlement of property, plant, and equipment	1,543	458	769
Acquisition of subsidiaries, net of cash acquired	(8,000)	(44,785)	(22,679)
Purchases of property, plant and equipment	(25,616)	(29,612)	(41,434)
Net cash used in investing activities:	(32,073)	(73,939)	(63,344)
Cash flows from financing activities:
Proceeds from revolving loan	264,000	349,000	179,500
Payments on revolving loan	(310,000)	(256,500)	(211,000)
Payments on long-term debt	(14,286)	(63,504)	(23,192)
Purchases of treasury shares	—	(7,518)	(5,282)
Payment of dividends	(17,718)	(17,678)	(16,645)
Net cash provided by (used in) financing activities:	(78,004)	3,800	(76,619)
Effect of exchange rate changes on cash and cash equivalents	(1,439)	781	(102)
Net change in cash and cash equivalents	3,152	9,551	(28,889)
Cash and cash equivalents, beginning of year	20,853	11,302	40,191
Cash and cash equivalents, end of year	$24,005	$20,853	$11,302

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,880	$13,593	$13,780
Cash paid for income taxes	$3,291	$8,701	$19,857

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Capital In Excess Of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at February 29, 2016	25,874	$25,874	$35,148	$453,908	$(30,560)	$484,370
Share-based compensation	13	13	5,857	—	—	5,870
Restricted stock units	25	25	(605)	—	—	(580)
Stock issued for SARs	81	81	(322)	—	—	(241)
Employee stock purchase plan	71	71	2,843	—	—	2,914
Retirement of treasury shares	(100)	(100)	(5,182)	—	—	(5,282)
Cash dividend paid	—	—	—	(16,645)	—	(16,645)
Net income	—	—	—	61,264	—	61,264
Foreign currency translation	—	—	—	—	1,520	1,520
Interest rate swap	—	—	—	—	(54)	(54)
Balance at February 28, 2017	25,964	$25,964	$37,739	$498,527	$(29,094)	$533,136
Share-based compensation	16	16	6,105	—	—	6,121
Restricted stock units	43	43	(1,256)	—	—	(1,213)
Stock issued for SARs	6	6	(11)	—	—	(5)
Employee stock purchase plan	77	77	3,240	—	—	3,317
Retirement of treasury shares	(147)	(147)	(7,371)	—	—	(7,518)
Cash dividend paid	—	—	—	(17,678)	—	(17,678)
Net income	—	—	—	45,169	—	45,169
Foreign currency translation	—	—	—	—	3,928	3,928
Interest rate swap	—	—	—	—	(54)	(54)
Balance at February 28, 2018	25,959	$25,959	$38,446	$526,018	$(25,220)	$565,203
Impact of ASC 606 Adoption	—	—	—	716	—	716
Share-based compensation	15	15	4,644	—	—	4,659
Restricted stock units	31	31	(583)	—	—	(552)
Stock issued for SARs	9	9	(30)	—	—	(21)
Employee stock purchase plan	101	101	3,664	—	—	3,765
Cash dividend paid	—	—	—	(17,718)	—	(17,718)
Net income	—	—	—	51,208	—	51,208
Foreign currency translation	—	—	—	—	(3,478)	(3,478)
Interest rate swap	—	—	—	—	(54)	(54)
Balance at February 28, 2019	26,115	$26,115	$46,141	$560,224	$(28,752)	$603,728
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
Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s diversity by virtue of its two operating segments, the number of customers, and the absence of a concentration of trade accounts receivable in a small number of customers. The Company performs continuous evaluations of the collectibility of trade accounts receivable and allowance for doubtful accounts based upon historical losses, economic conditions and customer specific events. After all collection efforts are exhausted and an account is deemed uncollectible, it is written off against the allowance for doubtful accounts. Collateral is usually not required from customers as a condition of sale.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For revenues recognized over time, the Company generally uses the cost-to-cost method of revenue recognition. Under this approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date versus the total estimated costs upon completion of the project. This requires the Company to estimate the total contract revenues, project costs and margin, which can involve significant management judgment. As a significant change in one or more of these estimates could affect the profitability of the Company’s contracts, management reviews and updates its contract related estimates regularly. The Company recognizes adjustments in estimated margin on contracts under a cumulative catch-up basis and subsequent revenues are recognized using the adjusted estimate. If the estimate of contract margin indicates an anticipated loss on the contract, the Company recognizes the total estimated loss in the period it is identified.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets (unbilled receivables), and contract liabilities (customer advances and deposits) on the consolidated balance sheets, primarily related to the Company’s Energy segment. Amounts are billed as work progresses in accordance with agreed upon contractual terms, either at periodic intervals (e.g., weekly or monthly) or upon achievement of contractual milestones. Billing can occur subsequent to revenue recognition, resulting in contract assets. In addition, the Company can receive advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.
For the year ended February 28, 2019, the Company recognized $20.1 million of revenues from amounts that were included in contract liabilities at February 28, 2018. The Company did not record any revenues in fiscal 2019 related to performance obligations satisfied in prior periods. The Company expects to recognize revenues of approximately $52.8 million, $1.8 million, and $2.3 million in fiscal 2020, 2021 and 2022, respectively, related to the $56.9 million balance of contract liabilities as of February 28, 2019.
The increases or decreases in accounts receivable, contract assets and contract liabilities during fiscal year 2019 were due primarily to normal timing differences between the Company’s performance and customer payments. The Lectrus acquisition described in Note 15 had no impact on contract assets or liabilities as of the date of acquisition.
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
Disaggregated Revenue
Revenue by segment and geography is disclosed in Note 12. In addition, the following table presents disaggregated revenue by customer industry (in thousands):

	Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Net sales:
Industrial - oil and gas, construction, and general	$526,465	$461,945	$518,123
Transmission and distribution	212,433	194,503	164,072
Power generation	188,189	153,982	181,343
Total net sales	$927,087	$810,430	$863,538
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Amortizable Intangible and Long-lived assets
Purchased intangible assets on the consolidated balance sheets are comprised of customer lists, backlogs, engineering drawings and non-compete agreements. Such intangible assets (excluding indefinite-lived intangible assets) are being amortized on a straight-line basis over the estimated useful lives of the assets ranging from two to nineteen years. The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than their carrying amount. In those situations, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset’s fair value, which is determined using Level 3 fair value inputs. For fiscal year 2019, 2018 and 2017, the Company recorded impairment losses of $0.8 million, $10.8 million and $6.6 million respectively, related to the disposition of certain property, plant and equipment. Such losses were recorded within costs of sales and selling, general and administrative in the consolidated statements of income.
Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to an annual impairment test during the fourth quarter of each fiscal year, or earlier if indicators of potential impairment exist. The test is calculated using an income approach and market approach, which are Level 3 fair value inputs. Based on the results of its analysis, the Company determines whether an impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies. For fiscal years 2019, 2018 and 2017 no goodwill impairment loss was recorded.
Other indefinite-lived intangible assets consist of certain tradenames acquired as part of the Powergrid Solutions and Enhanced Powder Coating acquisitions during fiscal year 2018. The Company tests the carrying value of these tradenames during the fourth quarter of each fiscal year, or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable by comparing the asset's fair value to its carrying value. Fair value, using Level 3 inputs, is measured using a relief-from-royalty approach, which assumes the fair value of the tradename is the discounted cash flows of the amount that would be paid had the Company not owned the tradename and instead licensed the tradename from another company. For fiscal 2019 and 2018, no impairment losses related to these indefinite-lived intangible assets were recorded.
Debt issuance costs
Debt issue costs related to the revolver are deferred within other assets and are amortized using the effective interest rate method over the term of the debt. Debt issue costs related to debt other than the revolver are deferred within total debt due after one year and are amortized using the effective interest rate method over the term of the debt.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As applicable, the Company records uncertain tax positions on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company currently does not have any unrecognized tax benefits to record related to U.S. federal, state or, foreign tax exposure.
The Company is subject to taxation in the U.S. and various state, provincial and local and foreign jurisdictions. With few exceptions, as of February 28, 2019, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before fiscal 2016.
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
The carrying amount of the Company's financial instruments (cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt), excluding the Senior Notes, approximates the fair value of these instruments based upon either their short-term nature or their variable market rate of interest. As of February 28, 2019 and 2018 the fair value of the outstanding Senior Notes, as described in Note 11, was approximately $127.4 million and $133.7 million, respectively. These fair values were determined using the discounted cash flow at the market rate as well as the applicable market interest rates classified as Level 2 inputs.
Derivative financial instruments
From time to time, the Company uses derivatives to manage interest rate risk. The Company’s policy is to use derivatives for risk management purposes only, which includes maintaining the ratio between the Company’s fixed and floating rate debt obligations that management deems appropriate, and prohibits entering into such contracts for trading purposes. The Company enters into derivatives only with counterparties (primarily financial institutions) which have substantial financial wherewithal to minimize credit risk. The amount of gains or losses from the use of derivative financial instruments has not been and is not expected to be material to the Company’s consolidated financial statements. As of February 28, 2019, the Company had no derivative financial instruments.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following is a roll-forward of amounts accrued for warranties (in thousands):

Balance at February 29, 2016	$2,915
Warranty costs incurred	(1,947)
Additions charged to income	1,130
Balance at February 28, 2017	$2,098
Warranty costs incurred	(2,225)
Additions charged to income	2,140
Balance at February 28, 2018	$2,013
Warranty costs incurred	(2,195)
Additions charged to income	1,933
Balance at February 28, 2019	$1,751
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
Leases
The Company is a lessee under various operating leases for facilities and equipment. For such leases, the Company recognizes a right-of-use ("ROU") asset and lease liability on the consolidated balance sheet as of the lease commencement date based on the present value of the future minimum lease payments. An ROU asset represents the Company's right to use an underlying asset during the lease term and a lease liability represents the Company's obligation to make lease payments. However, for short-term leases with an initial term of twelve months or less that do not contain an option to purchase that is likely to be exercised, the Company does not record ROU assets or lease liabilities on the consolidated balance sheet.
The Company's uses its incremental borrowing rate to determine the present value of future payments unless the implicit rate in the lease is readily determinable. In determining the future minimum lease payments, the Company incorporates options to extend or terminate the lease when it is reasonably certain that such options will be exercised. The ROU asset includes any initial direct costs incurred and is recorded net of any lease incentives received.
Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term as the ROU asset is amortized and the lease liability is accreted. For facilities leases, the Company accounts for lease and non-lease components on a combined basis, while for equipment leases, the lease and non-lease components are accounted for separately.
Some of the Company's lease agreements may include rental payments that adjust periodically for inflation or are based on an index rate which are included as variable lease payments. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Recently Adopted
During the fourth quarter of fiscal 2019, effective March 1, 2018, the Company adopted ASU 2016-02, Leases (Topic 842) using a modified retrospective approach as of the period of adoption. Periods prior to the adoption continue to be presented under legacy guidance and there was no cumulative effect adjustment to beginning retained earnings on the March 1, 2018 adoption date. On the date of adoption, the Company recorded operating lease right of use assets of $42.1 million and lease liabilities of $42.8 million to reflect the Company's portfolio of operating leases, which were previously unrecorded under legacy accounting guidance. However, the adoption did not have any impact on the Company's consolidated statements of income or cash flows. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among several other items, allows the Company to carry-forward the historical lease classification from legacy guidance for leases that existed on the date of adoption.
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
The cumulative effect of initially applying ASC 606 was recorded as an adjustment to the opening balance of retained earnings, which impacted the consolidated balance sheet as follows:

Balance Sheet	February 28, 2018	ASC 606 Adjustments	March 1, 2018
Assets
Inventories	$110,761	$7,664	$118,425
Liabilities and shareholders' equity
Contract liabilities	22,698	6,948	29,646
Retained Earnings	526,018	716	526,734
During the preparation of the consolidated financial statements for the year ended February 28, 2019, the Company identified an error related to the adoption of ASC 606. This impact was recorded as an out-of-period adjustment during the fourth quarter of fiscal year 2019, which increased net sales by $3.5 million, cost of good sold by $2.4 million and net income by $1.0 million. The disclosures above show the impact of this adjustment as of the adoption date on March 1, 2018. Management considered the impact on the previously issued financial statements and concluded that the adjustments were not material.
The adoption of ASC 606 had the following impact on the consolidated balance sheets and consolidated statements of income as of and for the fiscal year ended February 28, 2019:

Balance Sheet	As Reported	Balance Excluding ASC 606 Effects	Change
Assets
Inventories	$124,847	$119,627	$5,220
Liabilities and shareholders' equity
Contract liabilities	56,928	53,444	3,484

Consolidated Statements of Income	As Reported	Balance Excluding ASC 606 Effects	Change
Net sales	$927,087	$923,623	$3,464
Cost of goods sold	728,466	726,022	2,444
Gross profit	198,621	197,601	1,020
Operating income	76,956	75,936	1,020

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements
There are no recently issued accounting pronouncements outstanding that are likely to have a material impact on the Company's consolidated financial statements.
Note 2 – Inventories
Inventories, net consisted of the following (in thousands):

	February 28, 2019	February 28, 2018
Raw materials	$94,410	$98,475
Work-in-process	19,067	2,544
Finished goods	11,370	9,742
	$124,847	$110,761

Note 3 – Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	February 28, 2019	February 28, 2018
Land	$21,677	$22,445
Building and structures	156,447	152,191
Machinery and equipment	245,588	234,071
Furniture, fixtures, software and computers	27,075	25,316
Automotive equipment	3,766	3,432
Construction in progress	13,065	13,977
	467,618	451,432
Less accumulated depreciation	(257,391)	(234,577)
Net property, plant, and equipment	$210,227	$216,855
Depreciation expense was $33.2 million, $33.4 million, and $33.4 million for fiscal 2019, 2018, and 2017, respectively.
Note 4 – Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	February 28, 2019	February 28, 2018
Accrued interest	$1,196	$1,649
Accrued warranty	1,751	2,013
Commissions	3,370	2,801
Personnel expenses	6,282	6,493
Group medical insurance	2,024	1,905
Other	3,008	4,761
Total	$17,631	$19,622

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Restructuring and Other Related Costs
During fiscal year 2019, as part of the Company's ongoing efforts to eliminate redundancies in its Metal Coatings segment, the Company consolidated two galvanizing facilities located in the Gulf Coast region of the United States. As a result of the consolidation, the Company recognized restructuring and other related costs of $1.3 million in fiscal 2019, comprised of $0.8 million for fixed asset impairments and $0.5 million for employee severance and other disposal costs. All costs were recognized within cost of sales in the consolidated statement of income.
During fiscal year 2017, the Company undertook a review of its operations to optimize the financial performance of its operating assets. As a result, the Company recognized $7.9 million of restructuring and other related charges in fiscal 2017. Fixed asset impairment and other charges of $6.6 million were recorded to cost of sales in the consolidated statement of income related to the disposition of certain fixed assets within the Metal Coatings segment as part of the closing and conversion of various plants. The Company also recorded restructuring charges of $1.3 million within selling, general and administrative expense for costs related to employee severance associated with changes to improve management efficiency in the Energy and Metal Coatings segments.
The following table provides a summary of the restructuring activities and related liabilities recorded within accrued liabilities (in thousands):

Balance at February 29, 2016	$61
Restructuring and other related costs	7,862
Non-cash adjustments	(6,602)
Cash payments	(1,014)
Balance at February 28, 2017	$307
Restructuring and other related costs	—
Cash payments	(307)
Balance at February 28, 2018	$—
Restructuring and other related costs	1,301
Non-cash adjustments	(810)
Cash payments	(491)
Balance at February 28, 2019	$—

Note 6 – Employee Benefit Plans
401(k) Retirement Plan
The Company has a 401(k) retirement plan covering substantially all of its employees. Company contributions to the 401(k) retirement plan were $5.0 million, $4.8 million, and $4.5 million for fiscal 2019, 2018, and 2017, respectively.
Multiemployer Pension Plans
In addition to the Company's 401(k) retirement plan, the Company participates in a number of multiemployer defined benefit pension plans for employees who are covered by collective bargaining agreements. The Company is not aware of any significant future obligations or funding requirements related to these plans other than the ongoing contributions that are paid as hours are worked by plan participants.
However, the risks of participating in multiemployer pension plans are different from those in single-employer plans in that (i) assets contributed to the plan by one employer may be used to provide benefits to employees or former employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers and (iii) if the Company chooses to stop participating in a multiemployer pension plan, it may be required to pay the plan a withdrawal amount based on the underfunded status of the plan.
The following table outlines the Company's participation in multiemployer pension plans considered to be individually significant (dollar amounts in thousands):

	EIN/Pension Plan Number	Pension Protection Act Reported Status (1)		FIP/RP Status (3)	Company Contributions (4)			Surcharge Imposed (5)	Expiration Date of Collective Bargaining Agreements
					Year Ended
Pension Fund		2019 (2)	2018		February 28, 2019	February 28, 2018	February 28, 2017
Boilermaker-Blacksmith National Pension Trust	EIN:48-6168020 Plan: 001	Endangered	Endangered	Implemented	$5,651	$4,070	$7,359	No	Various through 12/31/2019
Contributions to other multiemployer pension plans					627	470	736
Total contributions					$6,278	$4,540	$8,095

(1)
The most recent Pension Protection Act zone status available for fiscal 2019 and 2018 is for the plan’s year-end as of December 31, 2017 and 2016, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. A plan is generally classified in critical status if a funding deficiency is projected within four years or five years, depending on other criteria. A plan in critical status is classified in critical and declining status if it is projected to become insolvent in the next 15 or 20 years, depending on other criteria. A plan is classified in endangered status if its funded percentage is less than 80% or a funding deficiency is projected within seven years. If the plan satisfies both of these triggers, it is classified in seriously endangered status. A plan not classified in any other status is classified in the green zone. As of the date the financial statements were issued, Form 5500, which is filed by employee benefit plans to satisfy annual reporting requirements under the Employee Retirement Income Security Act and under the Internal Revenue Code, was not available for the plan year ended in 2018.

(2)
In April 2019, the Boilermaker-Blacksmith National Pension Trust disclosed that the plan will be classified in critical status commencing for the plan year beginning January 1, 2019 because there is a projected funding deficiency in the plan year ending December 31, 2028.

(3)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented.

(4)
For the multiemployer pension plan considered to be individually significant, the Company was not listed in the Form 5500 as providing more than 5% of the total contributions for plan years ending December 31, 2017 and 2016.

(5)
A multiemployer pension plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter. Contributing employers, however, may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable FIP or RP.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 –     Income Taxes
 The provision for income taxes consists of (in thousands):

	Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Income before income taxes:
Domestic	$48,261	$24,282	$74,972
Foreign	14,744	6,617	10,325
Income before income taxes	$63,005	$30,899	$85,297
Current provision (benefit):
Federal	$4,251	$3,445	$18,688
Foreign	2,829	1,958	2,751
State and local	986	964	1,290
Total current provision for income taxes	$8,066	$6,367	$22,729
Deferred provision (benefit):
Federal	$2,970	$(20,220)	$2,486
Foreign	539	100	(189)
State and local	222	(517)	(993)
Total deferred provision for (benefit from) income taxes	$3,731	$(20,637)	$1,304
Total provision for (benefit from) income taxes	$11,797	$(14,270)	$24,033
In general, it is the Company's practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. Generally, such amounts become subject to foreign withholding tax upon the remittance of dividends and under certain other circumstances.
The expense recognized in fiscal year 2018 related to the one-time tax on the mandatory deemed repatriation of foreign earnings was $1.4 million of which the Company has elected to pay the one-time tax evenly over a period of eight years with seven years remaining. We continue to reinvest cash in foreign jurisdictions and have not recorded the effects of any applicable foreign withholding tax.
The U.S. Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Act”) requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the U.S. Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant.  The U.S. Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the U.S. Tax Act will be applied or otherwise administered.  As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.
During the fourth quarter of fiscal 2019, the Company completed its assessment of the Tax Act under SAB 118, resulting in additional benefit of $1.1 million resulting from revised estimates of the mandatory deemed repatriation of foreign earnings, foreign tax credits, and bonus depreciation elections based on the finalization of our 2017 US federal income tax return. The change in bonus depreciation elections and other temporary return to provisions items resulted in $0.8 million benefit related to the finalization of the remeasurement of deferred tax assets and liabilities. The finalization of foreign earnings and profits and foreign tax credits resulted in a $0.3 million benefit.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Statutory federal income tax rate	21.0%	32.7%	35.0%
Permanent differences	0.5	1.6	0.7
State income taxes, net of federal income tax benefit	0.4	0.4	0.4
Benefit of Section 199 of the Code, manufacturing deduction	—	(2.2)	(2.3)
Valuation allowance	(0.7)	—	—
Stock compensation	0.5	(0.5)	(1.8)
Tax credits	(4.1)	(7.7)	(3.1)
Foreign tax rate differential	1.1	(0.4)	(0.8)
Deferred tax remeasurements	—	(78.9)	—
Transition tax	—	8.6	—
Other	—	0.2	0.1
Effective income tax rate	18.7%	(46.2)%	28.2%
Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability are as follows (in thousands):

	February 28, 2019	February 28, 2018
Deferred income tax assets:
Employee related items	$4,177	$4,532
Inventories	758	816
Accrued warranty	369	432
Accounts receivable	(2,092)	299
Net operating loss carry forward	7,173	5,067
	10,385	11,146
Less: valuation allowance	(3,015)	(1,558)
Total deferred income tax assets	7,370	9,588
Deferred income tax liabilities:
Depreciation methods and property basis differences	(19,066)	(17,955)
Other assets and tax-deductible goodwill	(24,927)	(24,537)
Total deferred income tax liabilities	(43,993)	(42,492)
Net deferred income tax liabilities	$(36,623)	$(32,904)

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Net operating loss (NOL) carryforward (in thousands):

	February 28, 2019	February 28, 2018
Federal	$—	$—
State	$6,352	$5,067
Foreign	$821	$—
As of February 28, 2019, the Company had pretax state NOL carry-forwards of $97.7 million which, if unused, will begin to expire in 2025.
As of fiscal year end 2019 and 2018, a portion of the Company's deferred tax assets were the result of state and foreign jurisdiction NOL carry-forwards. The Company believes that it is more likely than not that the benefit from certain state NOL carry forwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $3.0 million and $1.6 million as of fiscal year end 2019 and 2018, respectively.
Note 8 – Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual impairment tests. Other intangible assets are amortized over their estimated useful lives.

Changes in goodwill by segment for fiscal year 2019 and 2018 are as follows (in thousands):

Segment	February 28, 2018	Acquisitions	Foreign Exchange Translation	February 28, 2019
Metal Coatings	$117,232	$73	$(614)	$116,691
Energy	204,075	2,990	—	207,065
Total	$321,307	$3,063	$(614)	$323,756

Segment	February 28, 2017	Acquisitions	Foreign Exchange Translation	February 28, 2018
Metal Coatings	$109,980	$6,590	$662	$117,232
Energy	196,599	7,476	—	204,075
Total	$306,579	$14,066	$662	$321,307
The Company completes its annual impairment analysis of goodwill on December 31st of each year. As a result, the Company determined that there was no impairment of goodwill.
Amortizable intangible assets consisted of the following (in thousands):

	February 28, 2019	February 28, 2018
Customer related intangibles	$191,460	$194,712
Non-compete agreements	8,546	7,952
Trademarks	4,569	4,569
Technology	7,400	7,400
Engineering drawings	24,600	24,600
Backlog	7,600	7,600
Gross intangible assets	244,175	246,833
Less accumulated amortization	(122,199)	(105,642)
Total, net	$121,976	$141,191

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company recorded amortization expense of $17.0 million, $17.1 million and $16.9 million for fiscal 2019, 2018 and 2017, respectively, related to the amortizable intangible assets listed above. In addition to its amortizable intangible assets, the Company has recorded indefinite-lived intangible assets of $3.4 million and $2.7 million on the consolidated balance sheets at February 28, 2019 and 2018, respectively, related to certain tradenames acquired as part of business acquisitions in fiscal 2018 and fiscal 2019. These indefinite-lived intangible assets are not amortized, but are assessed for impairment annually or whenever an impairment may be indicated. During fiscal 2019, the Company performed an annual review of its indefinite-lived intangibles and no impairment was indicated.
The estimated amortization expense for the five succeeding fiscal years and thereafter is as follows (in thousands):

Fiscal year:	Amortization Expense
2020	$16,393
2021	16,227
2022	14,142
2023	13,058
2024	11,121
Thereafter	51,035
Total	$121,976
Note 9 – Earnings Per Share
Basic earnings per share is based on the weighted average number of shares outstanding during each year. Diluted earnings per share were similarly computed but have been adjusted for the dilutive effect of the weighted average number of restricted stock units, performance share units and stock appreciation rights outstanding.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Numerator:
Net income for basic and diluted earnings per common share	$51,208	$45,169	$61,264
Denominator:
Denominator for basic earnings per common share–weighted average shares	26,038	25,970	25,965
Effect of dilutive securities:
Employee and director stock awards	69	66	132
Denominator for diluted earnings per common share	26,107	26,036	26,097
Earnings per share basic and diluted:
Basic earnings per common share	$1.97	$1.74	$2.36
Diluted earnings per common share	$1.96	$1.73	$2.35
For fiscal 2019, approximately 0.1 million stock appreciation rights were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For fiscal 2018 and 2017, the Company had no stock appreciation rights that were excluded from the computation of diluted earnings per share.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Share-based Compensation
The Company has two share-based compensation plans, the 2014 Long Term Incentive Plan (the "2014 Plan") and the Amended and Restated 2005 Long Term Incentive Plan (the “2005 Plan”).
The 2014 Plan provides for broad-based equity grants to employees, including executive officers, and members of the board of directors and permits the granting of restricted shares, restricted stock units, performance awards, stock appreciation rights and other stock-based awards. The maximum number of shares that may be issued under the 2014 Plan is 1.5 million shares and, as of February 28, 2019, the Company had approximately 1.2 million shares reserved for future issuance under this plan.
The 2005 Plan permitted the granting of stock appreciation rights and other equity-based awards to certain employees. This plan was terminated upon the effective date of the 2014 Plan and no future grants may be made under the 2005 Plan. However, there were stock appreciation rights that were granted under the 2005 Plan prior to its termination that remain outstanding, and if exercised, such awards will be settled from the balance of shares available for issuance under the 2005 Plan. As of February 28, 2019, there were 0.1 million shares available for issuance under the 2005 Plan. The 2005 Plan will be formally retired when all remaining outstanding stock appreciation rights are exercised, forfeited or expire. All outstanding stock appreciation rights will expire on or before March 1, 2021.
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
The activity for non-vested restricted stock unit awards for the year ended February 28, 2019 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 28, 2018	109,777	$56.62
Granted	84,895	42.05
Vested	(38,733)	54.53
Forfeited	(9,407)	53.46
Non-Vested Balance as of February 28, 2019	146,532	$48.93
The total fair value of restricted stock units vested during fiscal years 2019, 2018, and 2017 was $2.1 million, $3.0 million and $1.6 million, respectively. For fiscal years 2019, 2018 and 2017, there were 146,532, 109,777 and 134,547, respectively, of non-vested restricted stock units outstanding with weighted average grant date fair values of $48.93, $56.62 and $51.10, respectively.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Unit Awards
The Company also grants performance share unit awards to certain employees. These awards have a three year performance vesting cycle and may vest in varying amounts contingent on whether various performance and market conditions are satisfied. Specifically, the vesting of these awards is subject to the Company’s degree of achievement of a target annual average adjusted return on assets and total shareholder return, both of which may be relative to the performance of a defined industry peer group. The Company estimates the grant date fair value of these awards using a Monte Carlo simulation.
The activity in our non-vested performance stock unit awards for the year ended February 28, 2019 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Non-Vested Balance as of February 28, 2018	70,030	$54.59
Granted	46,183	42.00
Vested	(3,378)	46.65
Forfeited	(29,710)	49.51
Non-Vested Balance as of February 28, 2019	83,125	$49.74
Stock Appreciation Rights
Stock appreciation rights awards ("SARs") are granted with an exercise price equal to the market value of the Company's common stock on the date of grant. These awards generally have a contractual term of 7 years and vest ratably over a period of 3 years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option pricing model. The Company did not grant any SARs in fiscal year 2019, 2018 or 2017.

A summary of the Company’s stock appreciation rights awards activity is as follows:

	Year Ended
	February 28, 2019		February 28, 2018		February 28, 2017
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding at beginning of year	148,513	$43.29	170,139	$42.02	312,748	$34.23
Granted	—	—	—	—	—	—
Exercised	(47,484)	40.84	(19,481)	31.94	(141,983)	24.85
Forfeited	(2,845)	43.92	(2,145)	45.36	(626)	43.92
Outstanding at end of year	98,184	$44.46	148,513	$43.29	170,139	$42.02
Exercisable at end of year	98,184	$44.46	148,513	$43.29	126,975	$41.27
The average remaining contractual term for both outstanding and exercisable stock appreciation rights as of February 28, 2019 was 1.84 years, with an aggregate intrinsic value of $0.2 million.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes additional information about stock appreciation rights outstanding at February 28, 2019.

Range of Exercise Prices	Total SARs	Average Remaining Life	Weighted Average Exercise Price	SARs Currently Exercisable	Weighted Average Exercise Price
$39.65	950	1.52	$39.65	950	$39.65
$43.92	54,510	2.01	$43.92	54,510	$43.92
$45.26	40,000	1.68	$45.26	40,000	$45.26
$45.36	2,724	1.00	$45.36	2,724	$45.36
$39.65 - $45.36	98,184	1.84	$44.46	98,184	$44.46

Directors Grants
The Company granted each of its independent directors a total of 1,823, 2,040 and 1,641 shares of its common stock during fiscal years 2019, 2018 and 2017, respectively. These common stock grants were valued at $54.85, $49.00 and $60.94 per share for fiscal years 2019, 2018 and 2017, respectively, which was the market price of the Company's common stock on the respective grant dates.
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
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows (in thousands):

	Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Compensation expense	$4,659	$6,121	$5,870
Income tax benefits	$978	$2,122	$2,055
Unrecognized compensation cost related to all the above at February 28, 2019 totaled $6.1 million. These costs are expected to be recognized over a weighted period of 1.71 years.
The actual tax benefit realized for tax deductions from share-based compensation during each of these fiscal years totaled $(0.3) million, $0.2 million and $1.5 million, respectively.
The Company’s policy is to issue shares required under these plans from the Company’s authorized but unissued shares. The Company has no formal or informal plan to repurchase shares on the open market to satisfy these requirements.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Debt
Following is a summary of debt (in thousands):

	February 28, 2019	February 28, 2018
2017 Revolving Line of Credit	$116,000	$162,000
2011 Senior Notes	125,000	125,000
2008 Senior Notes	—	14,286
Total debt	241,000	301,286
Unamortized debt issuance costs	(255)	(391)
Total debt, net	240,745	300,895
Less amount due within one year	—	(14,286)
Debt due after one year, net	$240,745	$286,609
2017 Revolving Credit Facility
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
On March 21, 2017, the Company executed the Amended and Restated Credit Agreement (the “2017 Credit Agreement”) with Bank of America and other lenders. The 2017 Credit Agreement amended the Credit Agreement by the following: (i) extending the maturity date until March 21, 2022, (ii) providing for a senior revolving credit facility in a principal amount of up to $450 million, with an additional $150 million accordion, (iii) including a $75 million sublimit for the issuance of standby and commercial letters of credit, (iv) including a $30 million sublimit for swing line loans, (v) restricting indebtedness incurred in respect of capital leases, synthetic lease obligations and purchase money obligations not to exceed $20 million, (vi) restricting investments in any foreign subsidiaries not to exceed $50 million in the aggregate, and (vii) including various financial covenants and certain restricted payments relating to dividends and share repurchases as specifically set forth in the 2017 Credit Agreement. The balance due on the $75.0 million term facility under the previous Credit Agreement was paid in full as a result of the execution of the 2017 Credit Agreement.
The financial covenants, as defined in the 2017 Credit Agreement, require the Company to maintain on a consolidated basis a Leverage Ratio not to exceed 3.25:1.0 and an Interest Coverage Ratio of at least 3.00:1.0. The 2017 Credit Agreement will be used to finance working capital needs, capital improvements, dividends, future acquisitions, letter of credit needs and share repurchases.
Interest rates for borrowings under the 2017 Credit Agreement are based on either a Eurodollar Rate or a Base Rate plus a margin ranging from 0.875% to 1.875% depending on our Leverage Ratio (as defined in the 2017 Credit Agreement). The Eurodollar Rate is defined as LIBOR for a term equivalent to the borrowing term (or other similar interbank rates if LIBOR is unavailable). The Base Rate is defined as the highest of the applicable Fed Funds rate plus 0.50%, the Prime rate, or the Eurodollar Rate plus 1.0% at the time of borrowing. The 2017 Credit Agreement also carries a Commitment Fee for the unfunded portion ranging from 0.175% to 0.30% per annum, depending on our Leverage Ratio. The effective interest rate was 4.06% as of February 28, 2019.
As of February 28, 2019, we had $116.0 million of outstanding debt against the revolving credit facility and letters of credit outstanding in the amount of $18.7 million, which left approximately $315.3 million of additional credit available under the 2017 Credit Agreement.
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
The 2011 Notes contain various financial covenants requiring the Company, among other things, to a) maintain on a consolidated basis net worth equal to at least the sum of $116.9 million plus 50.0% of future net income; b) maintain a ratio of indebtedness to EBITDA (as defined in Note Purchase Agreement) not to exceed 3.25:1.00; c) maintain on a consolidated basis a Fixed Charge

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Coverage Ratio (as defined in the Note Purchase Agreement) of at least 2.0:1.0; d) not at any time permit the aggregate amount of all Priority Indebtedness (as defined in the Note Purchase Agreement) to exceed 10.0% of Consolidated Net Worth (as defined in the Note Purchase Agreement).
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
As of February 28, 2019, the Company was in compliance with all of its debt covenants.
Maturities of debt are as follows (in thousands):

Fiscal year:	Future Debt Maturities
2020	$—
2021	125,000
2022	—
2023	116,000
2024	—
Thereafter	—
Total	$241,000

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Operating Segments
Segment Information
Information about segments during the periods presented were as follows (in thousands):

	Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Net sales:
Energy	$486,823	$421,033	$488,002
Metal Coatings	440,264	389,397	375,536
Total net sales	$927,087	$810,430	$863,538

Operating income (loss):
Energy	$31,332	$(1,766)	$52,577
Metal Coatings	83,591	84,332	79,033
Corporate	(37,967)	(34,318)	(32,702)
Total operating income	$76,956	$48,248	$98,908

	Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Depreciation and amortization:
Energy	$19,405	$19,996	$19,624
Metal Coatings	29,124	28,617	28,650
Corporate	1,716	1,913	2,083
Total	$50,245	$50,526	$50,357

	Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Expenditures for acquisitions, net of cash, and property, plant and equipment:
Energy	$14,608	$32,903	$31,474
Metal Coatings	16,046	39,474	32,099
Corporate	2,962	2,020	540
Total	$33,616	$74,397	$64,113

	February 28, 2019	February 28, 2018
Assets:
Energy	$630,134	$554,866
Metal Coatings	440,090	460,575
Corporate	18,346	12,768
Total assets	$1,088,570	$1,028,209

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Information About Geographical Areas
Financial information about geographical areas for the periods presented was as follows (in thousands):

	Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Geographic net sales:
United States	$785,194	$653,150	$705,820
Other countries	141,893	157,280	157,718
Total	$927,087	$810,430	$863,538

	February 28, 2019	February 28, 2018
Property, plant and equipment, net:
United States	$189,281	$194,418
Canada	16,961	18,254
Other Countries	3,985	4,183
Total	$210,227	$216,855
Note 13 – Leases
The Company is a lessee under various operating leases for facilities and equipment. The Company recognized operating lease costs of $15.6 million, $13.9 million and $17.0 million for fiscal years 2019, 2018 and 2017, respectively.
As of February 28, 2019, maturities of the Company's lease liabilities under ASC 842 were as follows (in thousands):

Fiscal year:	Operating Leases
2020	$7,882
2021	7,185
2022	6,803
2023	6,454
2024	5,771
Thereafter	24,718
Total lease payments	58,813
Less imputed interest	(11,966)
Total	$46,847
As of February 28, 2018, maturities of the Company's lease liabilities under ASC 840 were as follows (in thousands):

Fiscal year:	Operating Leases
2019	$7,336
2020	6,053
2021	5,057
2022	4,924
2023	4,781
Thereafter	25,017
Total	$53,168

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to the Company's portfolio of operating leases was as follows (in thousands, except years and percentages):

Year Ended
February 28, 2019
Operating cash flows from operating leases included in lease liabilities	$8,454
ROU assets obtained in exchange for new operating lease liabilities	$10,948
Weighted-average remaining lease term - operating leases	9.23 years
Weighted-average discount rate - operating leases	5.13%

Note 14 – Commitments and Contingencies
Legal
On January 11, 2018, Logan Mullins, acting on behalf of himself and a putative class of persons who purchased or otherwise acquired the Company's securities between April 22, 2015 and January 8, 2018, filed a class action complaint in the U.S. District Court for the Northern District of Texas (the "Court") against the Company and two of its executive officers, Thomas E. Ferguson and Paul W. Fehlman. Logan Mullins v. AZZ, Inc., et al., Case No. 4:18-cv-00025-Y. The complaint alleged, among other things, that the Company's SEC filings contained statements that were rendered materially false and misleading by the Company's alleged failure to properly recognize revenue related to certain contracts in its Energy Segment in purported violation of (1) Section 10(b) of the Exchange Act and Rule 10b-5 and (2) Section 20(a) of the Exchange Act. After the Court appointed a Lead Plaintiff in the case, but before the Company was required to respond to the lawsuit, the Plaintiff voluntarily sought dismissal of the complaint without prejudice. On January 16, 2019, the Court dismissed the case without prejudice. No other parties have sought to reopen the case; therefore, the legal matter is no longer pending.
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
Other
At February 28, 2019, the Company had outstanding letters of credit in the amount of $44.3 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods. In addition, as of February 28, 2019, a warranty reserve in the amount of $1.8 million was established to offset any future warranty claims.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Acquisitions
On March 22, 2018, the Company purchased certain assets through a bankruptcy sales process from Lectrus Corporation, a privately-held corporation based in Chattanooga, Tennessee. Lectrus designs and manufactures custom metal enclosures and provides electrical and mechanical integration. The acquisition will complement AZZ's current metal enclosure and switchgear businesses in the Energy segment.
On February 1, 2018, the Company completed the acquisition of all the assets and outstanding shares of Rogers Brothers Company ("Rogers Brothers"), a privately held company, based in Rockford, Illinois. Rogers Brothers provides galvanizing solutions to a multi-state area within the Midwest. The acquisition supports AZZ's goal of continued geographic expansion as well as portfolio expansion of its metal coatings solutions. The goodwill arising from this acquisition was allocated to the Metal Coatings segment and is not deductible for income tax purposes.
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
The Company paid $8.0 million, $44.8 million and $22.7 million, for these acquisitions, net of cash acquired, during fiscal 2019, 2018 and 2017, respectively. These acquisitions were not significant individually or in the aggregate for any fiscal year. Accordingly, disclosures of the purchase price allocations and unaudited pro forma results of operations have not been provided.
Note 16 – Subsequent Events
In April 2019, the Company completed the acquisition of all the assets and outstanding shares of K2 Partners, Inc. (“K2”) and Tennessee Galvanizing, Inc. ("Tennessee Galvanizing"), two privately held companies. K2 provides powder coating and electroplating solutions to customers in the Midwest and Southeast from locations in Texas and Florida. Tennessee Galvanizing provides galvanizing solutions to customers in Southeast Tennessee. These acquisitions expand the Company's geographical reach in metal coating solutions and broadens its offerings in strategic markets. These acquisitions will be included in the Metal Coatings segment.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Selected Quarterly Financial Data (Unaudited)

	Quarter ended
	May 31, 2018	August 31, 2018	November 30, 2018	February 28, 2019
	(in thousands, except per share data)
Net sales	$262,236	$222,787	$239,516	$202,548
Gross profit	58,705	46,904	49,755	43,257
Net income	15,718	11,244	15,395	8,851
Basic earnings per share	0.60	0.43	0.59	0.34
Diluted earnings per share	0.60	0.43	0.59	0.34

	Quarter ended
	May 31, 2017	August 31, 2017	November 30, 2017	February 28, 2018
	(in thousands, except per share data)
Net sales	$205,283	$196,329	$208,158	$200,660
Gross profit	47,382	43,800	31,117	38,010
Net income	12,062	9,786	(166)	23,487
Basic earnings (loss) per share	0.46	0.38	(0.01)	0.91
Diluted earnings per (loss) share	0.46	0.38	(0.01)	0.90
As discussed in Note 1, an error was identified in connection with adoption of ASC 606, and this error has been corrected in the fourth quarter of fiscal 2019 as an out of period adjustment. This adjustment did not have a material impact to net sales, gross profit or net income for any period presented herein.

Schedule II
AZZ Inc.
Valuation and Qualifying Accounts and Reserves
(In thousands)

	Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Allowance for Doubtful Accounts
Balance at beginning of year	$569	$347	$264
Additions (reductions) charged or credited to income	2,153	3,290	48
(Write offs) recoveries, net	(451)	(3,084)	20
Other	—	16	11
Effect of exchange rate	(4)	—	4
Balance at end of year	$2,267	$569	$347

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
Management’s Report on Internal Controls Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management, with the participation of its principal executive officer and principal financial officer assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2019 due to the following:
As of February 28, 2018, management concluded the Company’s internal control over financial reporting was ineffective due to the inadequate design of controls pertaining to the Company’s review and ongoing monitoring of its revenue recognition policies. On March 1, 2018, the Company adopted the new revenue recognition standard, ASC 606. The Company identified errors in its revenue reconciliations that were primarily related to the adoption of ASC 606 and were deemed inappropriate. These errors, which were not detected timely by management, were the result of inadequate operating effectiveness of controls pertaining to the Company’s preparation and review of its revenue reconciliations. The errors were corrected in the Company's fiscal year 2019 consolidated financial statements; however, the deficiency represents a material weakness in the Company’s internal control over financial reporting.
Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. The remediation plan includes i) new controls over recording revenue transactions and reviewing revenue reconciliations, and ii) additional training.
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
Management's assessment and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of the internal controls of Lectrus Corporation whose acquisition was completed during fiscal year 2019. This entity constituted approximately 2.0% of the Company’s total assets as of February 28, 2019 and 2.6% and 2.2% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting for this entity because of the timing of the acquisition during the fiscal year.
The Company’s independent registered public accounting firm, BDO USA, LLP has issued an audit report on the Company’s internal control over financial reporting, which is included in Item 8 in this Form 10-K.

Changes in Internal Controls Over Financial Reporting
With the exception of the remediation efforts noted above, there have been no changes in the Company's internal control over financial reporting during the three months ended February 28, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with regard to executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
Information regarding directors of AZZ required by this Item is incorporated by reference to the section entitled “Election of Directors” set forth in the Proxy Statement for our 2019 Annual Meeting of Shareholders.
The information regarding compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement for our 2019 Annual Meeting of Shareholders.
Information regarding our audit committee financial experts and code of ethics and business conduct required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Proxy Statement for our 2019 Annual Meeting of Shareholders.
No director or nominee for director has any family relationship with any other director or nominee or with any executive officer of our company.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Fees Paid to Directors” set forth in our Proxy Statement for our 2019 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management” set forth in the Proxy Statement for our 2019 Annual Meeting of Shareholders.
Equity Compensation Plan
The following table provides a summary of information as of February 28, 2019, relating to our equity compensation plans in which our Common Stock is authorized for issuance.
Equity Compensation Plan Information:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders(1)	327,841(2)	$44.46(3)	2,819,098(4)

(1)
Consists of the Amended and Restated 2005 Long-Term Incentive Plan ("2005 Plan"), the 2014 Long-Term Incentive Plan ("2014 Plan") and the 2018 Employee Stock Purchase Plan ("2018 ESPP"). See Note 10, “Stock Compensation” to our “Notes to Consolidated Financial Statements” for further information.

(2)	Consists of outstanding awards, including 146,532 RSUs and 83,125 PSUs granted under the 2014 Plan and 98,184 SARs granted under the 2005 Plan.

(3)
The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding SARs and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs or PSUs, which have no exercise price.

(4)
Consists of (i)1,247,712 shares remaining available for future issuance under the 2014 Plan, (ii) 98,184 shares remaining available for issuance under the 2005 Plan and (iii) 1,473,202 shares remaining available for issuance under the 2018 ESPP.

Description of Other Plans for the Grant of Equity Compensation
Long Term Incentive Plans
The description of the 2005 Plan, 2014 Plan and 2018 ESPP provided in Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K are incorporated by reference under this Item.
Item 13. Certain Relationships and Related transactions, and Director Independence
The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” set forth in the Proxy Statement for our 2019 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
Information required by this Item is incorporated by reference to the sections entitled “Other Business – Independent Auditor Fees” and “Other Business – Pre-approval of Non-audit Fees” set forth in our Proxy Statement for our 2019 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

1.	Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts and Reserves	60

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Formation of AZZ Inc.	8-K	3.1	7/14/15
3.2		Amended and Restated Bylaws of AZZ Inc.	8-K	3.2	7/14/15
4.1		Form of Stock Certificate	10-Q	4.1	10/13/00
10.1		Amended and Restated Credit Agreement, dated March 21, 2017 by and among AZZ Inc. as borrower, Bank of America N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lender's party thereto	8-K	10.1	3/24/17
10.2		Note Purchase Agreement, dated as of January 20, 2011, by and among AZZ incorporated and the purchasers identified therein	8-K	10.1	1/21/11
10.3	*	AZZ incorporated Amended and Restated 2005 Long-Term Incentive Plan	DEF 14A	Appendix A	6/4/08
10.4	*	Form of AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Directors	10-Q	10.53	9/28/04
10.5	*	Form of AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Key Employees	10-Q	10.54	9/28/04
10.6	*	AZZ Inc. 2014 Long-Term Incentive Plan	DEF 14A	Appendix A	5/29/14
10.7	*	First Amendment to AZZ Inc. 2014 Long Term Incentive Plan	8-K	10.2	1/21/16
10.8	*	Amended Form of Restricted Share Unit Award Agreement	8-K	10.4	1/21/16
10.9	*	Amended Form of Stock Appreciation Rights Award Agreement	8-K	10.5	1/21/16
10.10	*	Amended Form of Performance Award Agreement	8-K	10.6	1/21/16
10.11	*	AZZ Inc. Senior Management Bonus Plan	DEF 14A	Appendix B	5/28/15
10.12	*	First Amendment to Senior Management Bonus Plan	8-K	10.3	1/21/16
10.13	*	AZZ Inc. 2018 Employee Stock Purchase Plan	DEF 14A	Appendix A	5/25/18

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date
10.14	*	Amended and Restated Employment Agreement between AZZ Inc. and Thomas Ferguson, dated September 29, 2016	8-K	10.1	9/29/16
10.15	*	Change in Control Agreement by and between AZZ incorporated and Thomas Ferguson, dated as of November 4, 2013	8-K	10.2	11/7/13
10.16	*	Employment Agreement by and between AZZ incorporated and Paul Fehlman, dated as of February 24, 2014	8-K	10.1	2/27/14
10.17	*	Change in Control Agreement by and between AZZ incorporated and Paul Fehlman, dated as of February 24, 2014	8-K	10.2	2/27/14
10.18	*	Form of Change in Control Agreement by and between AZZ incorporated and certain officers thereof	10-K	10.18	5/24/02
10.19	*	AZZ Inc. Compensation Recovery Policy	8-K	10.1	1/21/16
10.20	*	AZZ Inc. Severance Pay Plan	8-K	10.1	10/3/17
10.21	*	AZZ Inc. Deferred Compensation Plan	8-K	10.1	1/18/19
14.1		Code of Conduct. AZZ Inc. Code of Conduct may be accessed via the Company’s Website at www.azz.com.
21.1	+	Subsidiaries of the Registrant
23.1	+	Consent of BDO USA, LLP
31.1	+	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	+	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Extension Schema Document
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document
* Indicates management contract, compensatory plan or arrangement
+ Indicates filed herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc.
(Registrant)

May 17, 2019	By: /s/ Thomas E. Ferguson
Thomas E. Ferguson, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

May 17, 2019	/s/ Kevern R. Joyce
Kevern R. Joyce Chairman of the Board of Directors

May 17, 2019	/s/ Thomas E. Ferguson
Thomas E. Ferguson President, Chief Executive Officer and Director (Principal Executive Officer)

May 17, 2019	/s/ Paul W. Fehlman
Paul W. Fehlman, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 17, 2019	/s/ James Drew Byelick
James Drew Byelick Vice President and Chief Accounting Officer

May 17, 2019	/s/ Daniel R. Feehan
Daniel R. Feehan Director

May 17, 2019	/s/ Daniel E. Berce
Daniel E. Berce Director

May 17, 2019	/s/ Paul Eisman
Paul Eisman Director

May 17, 2019	/s/ Venita McCellon-Allen
Venita McCellon-Allen Director

May 17, 2019	/s/ Ed McGough
Ed McGough Director

May 17, 2019	/s/ Steven R. Purvis
Steven R. Purvis Director

May 17, 2019	/s/ Stephen E. Pirnat
Stephen E. Pirnat Director