Form 10-Q
period 2019-05-31
AZZ INC
filed 2019-07-08
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2019
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
NONE
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AZZ	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 31, 2019, the registrant had outstanding 26,151,966 shares of common stock; $1.00 par value per share.

AZZ INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	(Unaudited)
	May 31, 2019	February 28, 2019
Assets
Current assets:
Cash and cash equivalents	$13,586	$24,005
Accounts receivable (net of allowance for doubtful accounts of $5,154 as of May 31, 2019 and $2,267 as of February 28, 2019)	159,234	144,887
Inventories:
Raw material	101,434	94,410
Work-in-process	12,638	19,067
Finished goods	4,150	11,370
Contract assets	95,544	75,561
Prepaid expenses and other	10,359	9,245
Total current assets	396,945	378,545
Property, plant and equipment, net	206,305	210,227
Operating lease right-of-use assets	46,983	45,870
Goodwill	360,059	323,756
Intangibles and other assets, net	125,387	130,172
Total assets	$1,135,679	$1,088,570
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$60,436	$53,047
Income tax payable	5,272	632
Accrued salaries and wages	17,895	30,395
Other accrued liabilities	26,379	17,631
Customer deposits	514	481
Contract liabilities	22,319	56,928
Lease liability, short-term	5,951	5,657
Total current liabilities	138,766	164,771
Debt due after one year, net	296,779	240,745
Lease liability, long-term	42,042	41,190
Other long-term liabilities	1,599	1,513
Deferred income taxes	37,236	36,623
Total liabilities	516,422	484,842
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par, shares authorized 100,000; 26,152 shares issued and outstanding at May 31, 2019 and 26,115 shares issued and outstanding at February 28, 2019	26,152	26,115
Capital in excess of par value	46,763	46,141
Retained earnings	577,068	560,224
Accumulated other comprehensive loss	(30,726)	(28,752)
Total shareholders’ equity	619,257	603,728
Total liabilities and shareholders' equity	$1,135,679	$1,088,570
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended May 31,
	2019	2018

Net sales	$289,123	$262,236
Cost of sales	223,016	203,531
Gross margin	66,107	58,705

Selling, general and administrative	35,133	35,009
Operating income	30,974	23,696

Interest expense	3,584	3,838
Other (income) expense, net	424	(291)
Income before income taxes	26,966	20,149
Income tax expense	5,682	4,431
Net income	$21,284	$15,718
Earnings per common share
Basic earnings per share	$0.81	$0.60
Diluted earnings per share	$0.81	$0.60

Cash dividends declared per common share	$0.17	$0.17
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended May 31,
	2019	2018

Net income	$21,284	$15,718
Other comprehensive loss:
Foreign currency translation adjustments, net of income tax of $0	(1,960)	(2,256)
Interest rate swap, net of income tax of $7 and $7, respectively.	(14)	(14)
Other comprehensive loss	(1,974)	(2,270)
Comprehensive income	$19,310	$13,448
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended May 31,
	2019	2018

Cash Flows From Operating Activities
Net income	$21,284	$15,718
Adjustments to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	2,616	1,815
Amortization and depreciation	12,326	13,071
Deferred income taxes	668	639
Net (gain) loss on sale of property, plant and equipment	(200)	212
Amortization of deferred borrowing costs	136	138
Share-based compensation expense	1,350	1,358
Effects of changes in assets and liabilities, net of acquisitions:
Accounts receivable	(14,228)	(29,577)
Inventories	7,681	(1,362)
Prepaid expenses and other	(1,240)	(5,927)
Other assets	185	(1,148)
Net change in contract assets and liabilities	(55,088)	(20,438)
Accounts payable	7,068	5,576
Other accrued liabilities and income taxes payable	(1,145)	7,559
Net cash used in operating activities	(18,587)	(12,366)
Cash Flows From Investing Activities
Proceeds from sale of property, plant and equipment	210	—
Purchase of property, plant and equipment	(4,686)	(2,847)
Acquisition of subsidiaries, net of cash acquired	(38,993)	(8,000)
Net cash used in investing activities	(43,469)	(10,847)
Cash Flows From Financing Activities
Proceeds from revolving loan	187,000	102,500
Payments on revolving loan	(131,000)	(67,000)
Payments on long term debt	—	(14,286)
Payments of dividends	(4,440)	(4,418)
Net cash provided by financing activities	51,560	16,796
Effect of exchange rate changes on cash	77	(498)
Net decrease in cash and cash equivalents	(10,419)	(6,915)
Cash and cash equivalents at beginning of period	24,005	20,853
Cash and cash equivalents at end of period	$13,586	$13,938

Supplemental disclosures
Cash paid for interest	$1,600	$2,465
Cash paid for income taxes	$567	$670
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended May 31, 2019
			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Balance at February 28, 2019	26,115	$26,115	$46,141	$560,224	$(28,752)	$603,728
Share-based compensation	—	—	1,350	—	—	1,350
Restricted stock units	37	37	(728)	—	—	(691)
Cash dividends paid	—	—	—	(4,440)	—	(4,440)
Net income	—	—	—	21,284	—	21,284
Foreign currency translation	—	—	—	—	(1,960)	(1,960)
Interest rate swap	—	—	—	—	(14)	(14)
Balance at May 31, 2019	26,152	$26,152	$46,763	$577,068	$(30,726)	$619,257

	Three Months Ended May 31, 2018
			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Balance at February 28, 2018	25,959	$25,959	$38,446	$526,018	$(25,220)	$565,203
Impact of ASC 606 adoption	—	—	—	716	—	716
Share-based compensation	—	—	1,358	—	—	1,358
Restricted stock units	30	30	(549)	—	—	(519)
Stock issued for SARs	1	1	—	—	—	1
Employee stock purchase plan	37	37	1,290	—	—	1,327
Cash dividends paid	—	—	—	(4,418)	—	(4,418)
Net income	—	—	—	15,718	—	15,718
Foreign currency translation	—	—	—	—	(2,256)	(2,256)
Interest rate swap	—	—	—	—	(14)	(14)
Balance at May 31, 2018	26,027	$26,027	$40,545	$538,034	$(27,490)	$577,116

The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	The Company and Basis of Presentation
AZZ Inc. (“AZZ”, the “Company”, "our" or “we”) was established in 1956 and incorporated under the laws of the state of Texas. The Company is a global provider of metal coating solutions, welding solutions, specialty electrical equipment and highly engineered services to the power generation, transmission, distribution, refining and industrial markets. The Company has two distinct operating segments: the Energy segment and the Metal Coatings segment. AZZ Energy is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in the energy markets worldwide. AZZ Metal Coatings is a leading provider of metal finishing solutions for corrosion protection, including hot dip galvanizing to the North American steel fabrication industry.
Presentation
The accompanying condensed consolidated balance sheet as of February 28, 2019, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2019, included in the Company’s Annual Report on Form 10-K covering such period.
Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ending February 29, 2020 is referred to as fiscal 2020.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of May 31, 2019, the results of its operations for the three months ended May 31, 2019 and 2018, and cash flows for the three months ended May 31, 2019 and 2018. These interim results are not necessarily indicative of results for a full year.
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments, including the Company's accounts receivable and contract assets. The Company will adopt ASU 2016-13 in the first quarter of its fiscal 2021 utilizing the modified retrospective transition method. Based on the composition of the Company’s accounts receivable and contract assets, current market conditions, and historical credit loss activity, the adoption of ASU 2016-13 is not expected to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software, in order to determine the applicable costs to capitalize and the applicable costs to expense as incurred. The Company will adopt ASU 2018-15 in the first quarter of its fiscal 2021. The standard can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company intends to adopt ASU 2018-15 using the prospective approach and the adoption is not expected to have a material impact on its consolidated financial statements.

2.	Earnings Per Share
Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, expect per share data):

	Three Months Ended May 31,
	2019	2018
Numerator:
Net income for basic and diluted earnings per common share	$21,284	$15,718
Denominator:
Denominator for basic earnings per common share–weighted average shares	26,124	25,984
Effect of dilutive securities:
Employee and director stock awards	69	50
Denominator for diluted earnings per common share	26,193	26,034
Earnings per share basic and diluted:
Basic earnings per common share	$0.81	$0.60
Diluted earnings per common share	$0.81	$0.60
For both the three months ended May 31, 2019 and 2018, approximately 0.1 million shares related to employee and director stock awards were excluded from the diluted shares outstanding count as the effect was anti-dilutive.

3.	Revenues
Disaggregated Revenue
The following table presents disaggregated revenue by customer industry (in thousands):

	Three Months Ended May 31,
	2019	2018
Net sales:
Industrial - oil and gas, construction, and general	$164,800	$151,308
Transmission and distribution	72,281	65,954
Power generation	52,042	44,974
Total net sales	$289,123	$262,236
See Note 5 for revenue information by segment.
Contract Liabilities
The following table shows the changes in contract liabilities for the three months ended May 31, 2019 and 2018, respectively (in thousands):

	May 31, 2019	May 31, 2018
Balance at beginning of period	$56,928	$22,698
Contract liabilities added during the period	10,970	16,441
Revenue recognized during the period	(45,579)	(17,301)
Balance at end of period	$22,319	$21,838

The Company did not record any revenues for the three months ended May 31, 2019 or 2018 related to performance obligations satisfied in prior periods. The increases or decreases in accounts receivable, contract assets and contract liabilities during the three months ended May 31, 2019 and 2018 were due primarily to normal timing differences between the Company’s performance and customer payments. The acquisitions described in Note 9 had no impact on contract assets or liabilities as of the date of acquisitions.
The Company expects to recognize revenues of approximately $17.9 million, $2.0 million, $2.3 million and $0.1 million in fiscal 2020, 2021, 2022 and 2023, respectively, related to the $22.3 million balance of contract liabilities as of May 31, 2019.

4.	Share-based Compensation
The Company has two share-based compensation plans, the 2014 Long Term Incentive Plan (the "2014 Plan") and the Amended and Restated 2005 Long Term Incentive Plan (the “2005 Plan”).
The 2014 Plan provides for broad-based equity grants to employees, including executive officers, and members of the board of directors and permits the granting of restricted shares, restricted stock units, performance awards, stock appreciation rights and other stock-based awards. The maximum number of shares that may be issued under the 2014 Plan is 1.5 million shares and, as of May 31, 2019, the Company had approximately 1.2 million shares reserved for future issuance under this plan.
The 2005 Plan permitted the granting of stock appreciation rights and other equity-based awards to certain employees. This plan was terminated upon the effective date of the 2014 Plan and no future grants may be made under the 2005 Plan. However, there were stock appreciation rights that were granted under the 2005 Plan prior to its termination that remain outstanding, and if exercised, such awards will be settled from the balance of shares available for issuance under the 2005 Plan. As of May 31, 2019, there were 0.1 million shares available for issuance under the 2005 Plan. The 2005 Plan will be formally retired when all remaining outstanding stock appreciation rights are exercised, forfeited or expire. All outstanding stock appreciation rights will expire on or before March 1, 2021.
Restricted Stock Unit Awards
Restricted stock unit awards are valued at the market price of our common stock on the grant date. Awards generally vest ratably over a period of three years but these awards may vest earlier in accordance with the Plan’s accelerated vesting provisions.
A summary of the Company’s non-vested restricted stock unit award activity for the three months ended May 31, 2019 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested balance as of February 28, 2019	146,532	$48.93
Granted	84,674	43.70
Vested	(51,195)	49.33
Forfeited	(2,461)	47.60
Non-vested balance as of May 31, 2019	177,550	$46.34

Performance Share Unit Awards
The Company also grants performance share unit ("PSU") awards to certain employees. These PSU awards have a three year performance cycle and will vest and become issuable, if at all, on the third anniversary of the award date. The PSU awards are subject to the Company’s degree of achievement of a target annual average adjusted return on assets during these three-year periods and, in certain circumstances, vesting is based on the relative performance of a predetermined group of peer companies. In addition, these PSU awards may have vesting conditions or certain vesting multipliers, which are based on the Company’s total shareholder return during such three-year period in comparison to a defined specific industry peer group. The Company estimates the fair value of PSU awards with performance and service conditions using the value of the Company's common stock on the date of grant. The Company estimates the fair value of PSU awards with market conditions using a Monte Carlo simulation model on the date of grant.
A summary of the Company’ non-vested performance share unit award activity for the three months ended May 31, 2019 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested balance as of February 28, 2019	83,125	$42.69
Granted	47,774	42.00
Vested	—	—
Forfeited	(18,862)	55.85
Non-vested balance as of May 31, 2019	112,037	$40.84
Stock Appreciation Rights
Stock appreciation rights are granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of 7 years and vest ratably over a period of three years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option-pricing model.
A summary of the Company’s stock appreciation right activity for the three months ended May 31, 2019 is as follows:

	SARs	Weighted Average Exercise Price
Outstanding as of February 28, 2019	98,184	$44.46
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of May 31, 2019	98,184	$44.46
Exercisable as of May 31, 2019	98,184	$44.46

The average remaining contractual term for those stock appreciation rights outstanding and those stock appreciation rights that were exercisable as of May 31, 2019 was 1.59 years, with an aggregate intrinsic value of approximately $0.1 million.
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan ("ESPP"), which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "offering period"). On the first day of an offering period (the “enrollment date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of the Company's common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option-pricing model. No ESPP shares were issued during the three months ended May 31, 2019.

Share-based Compensation Expense
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows (in thousands):

	Three Months Ended May 31,
	2019	2018
Compensation expense	$1,350	$1,358
Income tax benefits	$284	$306
Unrecognized compensation cost related to restricted stock units, performance share unit awards, stock appreciation rights, and the Company's Employee Stock Purchase Plan at May 31, 2019 totals $10.1 million and is expected to be recognized over a weighted-average period of 2.26 years.
The Company’s policy is to issue shares required under these plans from the Company’s authorized but unissued shares.

5.	Segments
Segment Information
Net sales and operating income (loss) by segment for each period were as follows (in thousands):

	Three Months Ended May 31,
	2019	2018
Net sales:
Energy	$166,969	$146,986
Metal Coatings	122,154	115,250
Total net sales	$289,123	$262,236

Operating income (loss):
Energy	$12,571	$9,958
Metal Coatings	29,392	25,184
Corporate	(10,989)	(11,446)
Total operating income	$30,974	$23,696

Asset balances by segment for each period were as follows (in thousands):

	May 31, 2019	February 28, 2019
Total assets:
Energy	$629,157	$630,134
Metal Coatings	487,922	440,090
Corporate	18,600	18,346
Total	$1,135,679	$1,088,570

Financial Information About Geographical Areas
The following table presents revenues by geographic region for each period (in thousands):

	Three Months Ended May 31,
	2019	2018
Net sales:
United States	$230,337	$213,606
International	58,786	48,630
Total	$289,123	$262,236

The following table presents fixed assets by geographic region for each period (in thousands):

	May 31, 2019	February 28, 2019
Property, plant and equipment, net:
United States	$185,294	$189,281
Canada	17,033	16,961
Other countries	3,978	3,985
Total	$206,305	$210,227

6.	Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within other accrued liabilities on the condensed consolidated balance sheets. Management periodically reviews the reserves and makes adjustments accordingly. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship.
The following table shows the changes in the warranty reserves for the three months ended May 31, 2019 (in thousands):

Warranty Reserve
Balance at February 28, 2019	$1,751
Warranty costs incurred	(1,232)
Additions charged to income	2,642
Balance at May 31, 2019	$3,161

7.	Debt
The Company's debt consisted of the following for each of the periods presented (in thousands):

	May 31, 2019	February 28, 2019
2017 Revolving Credit Facility	$172,000	$116,000
2011 Senior Notes	125,000	125,000
Total debt, gross	297,000	241,000
Unamortized debt issuance costs	(221)	(255)
Total debt, net	$296,779	$240,745

8.	Leases
The Company is a lessee under various operating leases for facilities and equipment. Supplemental information related to the Company's portfolio of operating leases was as follows (in thousands, except years and percentages):

	Three Months Ended May 31,
	2019	2018
Operating lease cost	$4,266	$3,930
Operating cash flows from operating leases included in lease liabilities	2,275	1,910
ROU assets obtained in exchange for new operating lease liabilities	2,506	4,046

	May 31, 2019	February 28, 2019
Weighted-average remaining lease term - operating leases	8.93 years	9.23 years
Weighted-average discount rate - operating leases	5.10%	5.13%
As of May 31, 2019, maturities of the Company's lease liabilities were as follows (in thousands):

Fiscal year:	Operating Leases
2020 (remaining 9 months)	$6,252
2021	7,685
2022	7,313
2023	6,867
2024	6,124
Thereafter	25,520
Total lease payments	59,761
Less imputed interest	(11,768)
Total	$47,993

9.	Acquisitions
In April 2019, the Company completed the acquisition of all the outstanding shares of K2 Partners, Inc. (“K2”) and Tennessee Galvanizing, Inc. ("Tennessee Galvanizing"), two privately held companies. K2 provides powder coating and electroplating solutions to customers in the Midwest and Southeast from locations in Texas and Florida. Tennessee Galvanizing provides galvanizing solutions to customers throughout the United States. These acquisitions expand the Company's geographical reach in metal coating solutions and broaden its offerings in strategic markets. The goodwill arising from these acquisitions was allocated to the Metal Coatings segment and is not deductible for income tax purposes.
The fair values of the net assets acquired, including property, plant and equipment, intangibles and goodwill may be subject to change as additional information is received and finalized. Accordingly, the provisional measurements of fair value for these items are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition dates.
The Company paid approximately $39.0 million for these acquisitions, net of cash acquired. These acquisitions were not significant individually or in the aggregate. Accordingly, disclosures of the preliminary purchase price allocations and unaudited pro forma results of operations have not been provided.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand and response to products and services offered by AZZ, including demand by the power generation markets, electrical transmission and distribution markets, the industrial markets, and the hot dip galvanizing markets; prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; changes in the political stability and economic conditions of the various markets that AZZ serves, foreign and domestic, customer requested delays of shipments, acquisition opportunities, currency exchange rates, adequacy of financing, and availability of experienced management and employees to implement AZZ’s continued growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; the continuing economic volatility in the U.S. and other markets in which we operate; acts of war or terrorism inside the United States or abroad; natural disasters in the countries in which we operate; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business in AZZ’s Annual Report on Form 10-K for the fiscal year ended February 28, 2019 and other filings with the SEC, available for viewing on AZZ’s website at www.azz.com and on the SEC’s website at www.sec.gov.
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
The following discussion should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019, and with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Results of Operations
We have two distinct operating segments, the Energy segment and the Metal Coatings segment, as defined in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue and operating income by segment to evaluate our segments. Segment operating income consists of net sales less cost of sales and selling, general and administrative expenses that are specifically identifiable to a segment. For a reconciliation of segment operating income to consolidated operating income, see Note 5 to our quarterly condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Orders and Backlog
Our entire backlog, which is inclusive of transaction taxes for certain foreign subsidiaries, relates to our Energy segment and was $300.1 million as of May 31, 2019, a decrease of $32.8 million, or 9.9%, as compared to $332.9 million as of February 28, 2019. Our backlog decreased $4.8 million, or 1.6%, as compared to the same period in the prior fiscal year. For the three months ended May 31, 2019, our incoming net orders decreased by $39.4 million, or 13.3% when compared to same period of fiscal 2019 and our book-to-revenue ratio decreased to 0.89 to 1 from 1.13 to 1. These decreases were primarily attributable to softness in net bookings due to lower overall international project bookings. The decreases in backlog were also due to higher overall revenues for the three months ended May 31, 2019 related primarily to certain large international projects that were booked in the prior year and commenced revenue recognition in the first quarter of fiscal 2020 upon satisfying the revenue recognition criteria.

The table below includes the progression of backlog (in thousands):

	Period Ended		Period Ended
Backlog	2/28/2019	$332,894	2/28/2018	$265,417
Net bookings		256,344		295,738
Acquired backlog		—		6,006
Revenues recognized		(289,123)		(262,236)
Backlog	5/31/2019	300,115	5/31/2018	304,925
Book to revenue ratio		0.89		1.13
Segment Revenues
For the three months ended May 31, 2019, consolidated revenues increased $26.9 million, or 10.3% as compared to the same periods in fiscal 2019.
The following table reflects the breakdown of revenue by segment (in thousands):

	Three Months Ended May 31,
	2019	2018
Net sales:
Energy	$166,969	$146,986
Metal Coatings	122,154	115,250
Total net sales	$289,123	$262,236
Revenues for the Energy segment increased $20.0 million or 13.6% for the three months ended May 31, 2019 as compared to the same period in fiscal 2019. This increase was primarily attributable to a general uptick in the sales of our electrical products, the satisfaction of the revenue recognition criteria for certain large international electrical projects that were booked in the prior year and the Westinghouse settlement noted further below. These increases were partially offset by a decline in revenues for our industrial solutions, which was driven by lower international revenues resulting from a large refining project recorded in the prior year comparable period.
Revenues for the Metal Coatings segment increased $6.9 million or 6.0% for the three months ended May 31, 2019 as compared to the same period in fiscal 2019. This increase was the result of slightly higher selling prices and slightly higher volumes of steel processed due primarily to our acquisition of Tennessee Galvanizing, Inc. during the first quarter of fiscal 2020. In addition, the increase was attributable to increased volumes from the solar and telecommunications markets and incremental revenues from our acquisition of K2 Partners, Inc., also during the first quarter of fiscal 2020. For additional information on our recent acquisitions in the Metal Coatings segment see Note 9 to the condensed consolidated financial statements.
Segment Operating Income
The following table reflects the breakdown of operating income (loss) by segment (in thousands):

	Three Months Ended May 31,
	2019	2018
Operating income (loss):
Energy	$12,571	$9,958
Metal Coatings	29,392	25,184
Corporate	(10,989)	(11,446)
Total operating income	$30,974	$23,696
Operating income for the Energy segment increased by $2.6 million or 26.1%, for the three months ended May 31, 2019 as compared to the same period in fiscal 2019. Operating margins were 7.5% and 6.8%, for the three months ended May 31, 2019 and 2018, respectively. These increases were primarily attributable to the positive factors noted above and improvements in project margins for our electrical products. These increases were partially offset by lower revenues for our industrial solutions.

Operating income for the Metal Coatings segment increased by $4.2 million or 16.7% for the three months ended May 31, 2019 as compared to the same period in fiscal 2019. In addition, operating margins improved to 24.1% for the three months ended May 31, 2019 as compared to 21.9%, for the prior year comparable period. These increases were primarily attributable to the increased volumes and selling prices noted above and a decline in zinc costs.
Corporate Expenses
Corporate expenses decreased by $0.5 million or 4.4%, for the three months ended May 31, 2019 as compared to the prior year comparable period. The decrease was primarily attributable to slightly lower spending for outside services.
Interest Expense
Interest expense for the three months ended May 31, 2019 was $3.6 million as compared to $3.8 million for the prior year comparable period. The decrease was primarily attributable to lower average outstanding debt balances and was partially offset by higher interest rates on variable rate debt. Our gross debt to equity ratio was 0.48 to 1 as of May 31, 2019, compared to 0.56 to 1 as of May 31, 2018.
Income Taxes
The provision for income taxes reflects an effective tax rate of 21.1% and 22.0% for the three months ended May 31, 2019 and 2018, respectively, and the change was primarily attributable to state tax benefits.
Westinghouse Electric Company Bankruptcy Case
We had existing contracts with subsidiaries of Westinghouse Electric Company (“WEC”). WEC and the relevant subsidiaries (the "Debtors") filed relief under Chapter 11 of the Bankruptcy Code on March 29, 2017 in the United States Bankruptcy Court for the Southern District of New York, jointly administered as In re Westinghouse Electric Company, et al., Case No. 17-10751 (the "Bankruptcy Case"). The Company has been collecting on post-petition amounts due and owed. On February 22, 2018, the United States Bankruptcy Court for the Southern District of New York approved the Debtors’ Modified First Amended Disclosure Statement for the Joint Chapter 11 Plan of Reorganization. In the Disclosure Statement, the Debtors estimated a 98.9% to 100% distribution on Allowed General Unsecured Claims. We filed approximately $12 million of such claims with the court, which includes 100% of our pre-petition claims. In April 2019, for one of our plants, the Company entered into a settlement agreement with the third party bankruptcy administrator related to outstanding claims. The agreement amount of approximately $8.1 million represented 100% of those outstanding claims for such plant. The impact of the settlement noted above had no material impact on operating income for the period. Including the above noted settlement and approximately $2.1 million of adjustments to the initial claim amounts, $1.8 million of claims remain outstanding, of which $0.6 million has been reserved.

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
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended May 31,
	2019	2018
Net cash used in operating activities	$(18,587)	$(12,366)
Net cash used in investing activities	(43,469)	(10,847)
Net cash provided by financing activities	51,560	16,796
For the three months ended May 31, 2019, net cash used in operating activities was $18.6 million, net cash used in investing activities was $43.5 million, net cash provided by financing activities was $51.6 million, and a decrease of $0.1 million from the net effect of exchange rate changes on cash resulting in a net decrease in cash and cash equivalents of $10.4 million. In comparison to the comparable period in fiscal 2019, the results in the statement of cash flows for operating activities for the three months ended May 31, 2019, are primarily attributable to less favorable impacts of changes in working capital that were partially offset by the increase in net income. The Company's use of cash for investing activities was higher due to increased spending on acquisitions and capital expenditures. Net cash provided by financing activities was higher during the three months ended May 31, 2019 as compared to the prior year comparable period due primarily to increased net borrowings.
Our working capital was $258.2 million as of May 31, 2019, as compared to $213.8 million at February 28, 2019.
Financing and Capital
As of May 31, 2019, the Company had $297.0 million of floating and fixed rate notes outstanding with varying maturities through fiscal 2023 and the Company was in compliance with all of the covenants related to these outstanding borrowings. As of May 31, 2019, the Company had approximately $259.3 million of additional credit available for future draws or letters of credit.
For additional information on the Company's outstanding borrowings see Note 7 to the condensed consolidated financial statements and further below under Contractual Obligations.
Share Repurchase Program
In January of 2012, our Board authorized the repurchase of up to ten percent of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The Company did not make any repurchases of its common shares during the three months ended May 31, 2019.
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

Off Balance Sheet Arrangements and Contractual Obligations
As of May 31, 2019, the Company did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
The following summarizes our operating lease obligations, purchase commitments, debt principal payments, and interest payments for the remainder of the next five fiscal years and beyond (in thousands):

	Operating Leases	Purchase Commitments (1)	Long-Term Debt	Interest (2)	Total
Fiscal:
2020	$6,252	$34,300	$—	$12,090	$52,642
2021	7,685	—	125,000	13,828	146,513
2022	7,313	—	—	7,053	14,366
2023	6,867	—	172,000	696	179,563
2024	6,124	—	—	—	6,124
Thereafter	25,520	—	—	—	25,520
Total	$59,761	$34,300	$297,000	$33,667	$424,728
(1) Purchase commitments consist of non-cancelable forward contracts to purchase zinc at various volumes and prices. All such contracts expire in fiscal 2020.
(2) For variable rate debt, interest payments are calculated using current interest rates.
As of May 31, 2019, we had outstanding letters of credit in the amount of $41.3 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods.
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
During the three months ended May 31, 2019, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended February 28, 2019.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk disclosures during the first three months of fiscal 2020. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended February 28, 2019.

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
Changes in Internal Controls Over Financial Reporting
As of February 28, 2019, management concluded the Company’s internal control over financial reporting was ineffective due to the inadequate design of controls pertaining to the Company’s review and ongoing monitoring of its revenue recognition reconciliations. In particular, as part of the adoption of the new revenue recognition standard on March 1, 2018 the Company identified errors in its revenue reconciliations. These errors, which were not detected timely by management, were the result of inadequate operating effectiveness of controls pertaining to the Company’s preparation and review of its revenue reconciliations. The errors were corrected in the Company's fiscal year 2019 consolidated financial statements; however, the deficiency represents a material weakness in the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January of 2012, our Board authorized the repurchase of up to ten percent of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The Company did not make any repurchases of its common shares during the three months ended May 31, 2019.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Formation of AZZ Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)

3.2	Amended and Restated Bylaws of AZZ Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on January 23, 2017)

10.1*	AZZ Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Form DEFA filed on May 25, 2018.).

10.2
Note Purchase Agreement, dated as of January 20, 2011, by and among AZZ incorporated and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 21, 2011).

10.3
Amended and Restated Credit Agreement by and between AZZ Inc. as borrower, Bank of America N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lender's party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 24, 2017).

10.4*	AZZ incorporated 2014 Long Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEFA filed May 29, 2014).

10.5*	First Amendment to AZZ Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on January 21, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc. (Registrant)

Date:	July 8, 2019	By:	/s/ Paul W. Fehlman
Paul W. Fehlman Senior Vice President and Chief Financial Officer