Form 10-Q
period 2019-08-31
AZZ INC
filed 2019-12-26
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-12777

AZZ Inc.
(Exact name of registrant as specified in its charter)

Texas			75-0948250
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

One Museum Place, Suite 500
3100 West 7th Street
Fort Worth	,	Texas	76107
(Address of principal executive offices)			(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of December 12, 2019 the registrant had outstanding 26,239,787 shares of common stock; $1.00 par value per share.

AZZ INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	(Unaudited)
	August 31, 2019	February 28, 2019
Assets
Current assets:
Cash and cash equivalents	$13,583	$24,005
Accounts receivable (net of allowance for doubtful accounts of $4,663 as of August 31, 2019 and $2,267 as of February 28, 2019)	154,460	144,887
Inventories:
Raw material	98,135	94,410
Work-in-process	8,418	19,067
Finished goods	3,761	11,370
Contract assets	90,759	75,561
Prepaid expenses and other	10,925	9,245
Total current assets	380,041	378,545
Property, plant and equipment, net	214,098	210,227
Operating lease right-of-use assets	45,709	45,870
Goodwill	353,516	323,756
Intangibles and other assets, net	126,753	130,172
Total assets	$1,120,117	$1,088,570
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$65,746	$53,047
Income tax payable	6,409	632
Accrued salaries and wages	23,401	30,395
Other accrued liabilities	23,437	17,631
Customer deposits	696	481
Contract liabilities	23,658	56,928
Lease liability, short-term	5,901	5,657
Total current liabilities	149,248	164,771
Debt due after one year, net	255,812	240,745
Lease liability, long-term	40,990	41,190
Other long-term liabilities	5,335	1,513
Deferred income taxes	34,126	36,623
Total liabilities	485,511	484,842
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par, shares authorized 100,000; 26,221 shares issued and outstanding at August 31, 2019 and 26,115 shares issued and outstanding at February 28, 2019	26,221	26,115
Capital in excess of par value	50,211	46,141
Retained earnings	588,172	560,224
Accumulated other comprehensive loss	(29,998)	(28,752)
Total shareholders’ equity	634,606	603,728
Total liabilities and shareholders' equity	$1,120,117	$1,088,570
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018

Net sales	$236,190	$222,787	$525,313	$485,023
Cost of sales	183,504	175,883	406,520	379,414
Gross margin	52,686	46,904	118,793	105,609

Selling, general and administrative	30,479	29,799	65,612	64,808
Operating income	22,207	17,105	53,181	40,801

Interest expense	3,548	3,980	7,132	7,818
Other (income) expense, net	686	(857)	1,110	(1,148)
Income before income taxes	17,973	13,982	44,939	34,131
Income tax expense	2,415	2,738	8,097	7,169
Net income	$15,558	$11,244	$36,842	$26,962
Earnings per common share
Basic earnings per share	$0.59	$0.43	$1.41	$1.04
Diluted earnings per share	$0.59	$0.43	$1.40	$1.03

Cash dividends declared per common share	$0.17	$0.17	$0.34	$0.34
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018

Net income	$15,558	$11,244	$36,842	$26,962
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax of $0	741	455	(1,219)	(1,801)
Interest rate swap, net of income tax of $7, $7, $15 and $15, respectively.	(13)	(13)	(27)	(27)
Other comprehensive income (loss)	728	442	(1,246)	(1,828)
Comprehensive income	$16,286	$11,686	$35,596	$25,134
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended August 31,
	2019	2018 (1)
Cash Flows From Operating Activities
Net income	$36,842	$26,962
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,177	2,050
Amortization and depreciation	24,584	25,698
Deferred income taxes	(3,867)	467
Net loss on property, plant and equipment due to impairment	—	811
Net (gain) loss on sale of property, plant and equipment	(306)	(308)
Amortization of deferred borrowing costs	269	343
Share-based compensation expense	3,086	3,659
Effects of changes in assets and liabilities, net of acquisitions:
Accounts receivable	(9,179)	(13,179)
Inventories	15,550	(2,171)
Prepaid expenses and other	(2,055)	(2,390)
Other assets	368	(1,017)
Net change in contract assets and liabilities	(49,952)	(19,278)
Accounts payable	13,009	(10,025)
Other accrued liabilities and income taxes payable	7,709	5,072
Net cash provided by operating activities	38,235	16,694
Cash Flows From Investing Activities
Proceeds from sale of property, plant and equipment	332	339
Purchase of property, plant and equipment	(16,496)	(7,179)
Acquisition of subsidiaries, net of cash acquired	(39,924)	(8,000)
Net cash used in investing activities	(56,088)	(14,840)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	1,781	1,327
Payments for taxes related to net share settlement of equity awards	(691)	(554)
Proceeds from revolving loan	219,500	178,000
Payments on revolving loan	(204,500)	(169,000)
Payments on long term debt	—	(14,286)
Payments of dividends	(8,894)	(8,844)
Net cash provided by (used in) financing activities	7,196	(13,357)
Effect of exchange rate changes on cash	235	(146)
Net decrease in cash and cash equivalents	(10,422)	(11,649)
Cash and cash equivalents at beginning of period	24,005	20,853
Cash and cash equivalents at end of period	$13,583	$9,204

Supplemental disclosures
Cash paid for interest	$6,819	$7,838
Cash paid for income taxes	$3,770	$1,514
(1) Certain prior year amounts have been reclassified to conform with the current period presentation. See Note 1 for more information.
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended August 31, 2019
			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Balance at February 28, 2019	26,115	$26,115	$46,141	$560,224	$(28,752)	$603,728
Share-based compensation	—	—	1,350	—	—	1,350
Common stock issued from stock plans, net of shares withheld for employee taxes	37	37	(728)	—	—	(691)
Cash dividends paid	—	—	—	(4,440)	—	(4,440)
Net income	—	—	—	21,284	—	21,284
Foreign currency translation	—	—	—	—	(1,960)	(1,960)
Interest rate swap	—	—	—	—	(14)	(14)
Balance at May 31, 2019	26,152	$26,152	$46,763	$577,068	$(30,726)	$619,257
Share-based compensation	—	—	1,736	—	—	1,736
Common stock issued from stock plans, net of shares withheld for employee taxes	18	18	(18)	—	—	—
Common stock issued under employee stock purchase plan	51	51	1,730	—	—	1,781
Cash dividends paid	—	—	—	(4,454)	—	(4,454)
Net income	—	—	—	15,558		15,558
Foreign currency translation	—	—	—	—	741	741
Interest rate swap	—	—	—	—	(13)	(13)
Balance at August 31, 2019	26,221	$26,221	$50,211	$588,172	$(29,998)	$634,606

	Six Months Ended August 31, 2018
			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Balance at February 28, 2018	25,959	$25,959	$38,446	$526,018	$(25,220)	$565,203
Impact of ASC 606 adoption	—	—	—	716	—	716
Share-based compensation	—	—	1,358	—	—	1,358
Common stock issued from stock plans, net of shares withheld for employee taxes	31	31	(549)	—	—	(518)
Common stock issued under employee stock purchase plan	37	37	1,290	—	—	1,327
Cash dividends paid	—	—	—	(4,418)	—	(4,418)
Net income	—	—	—	15,718	—	15,718
Foreign currency translation	—	—	—	—	(2,256)	(2,256)
Interest rate swap	—	—	—	—	(14)	(14)
Balance at May 31, 2018	26,027	$26,027	$40,545	$538,034	$(27,490)	$577,116
Share-based compensation	—	—	2,301	—	—	2,301
Common stock issued from stock plans, net of shares withheld for employee taxes	23	23	(59)	—	—	(36)
Cash dividends paid	—	—	—	(4,426)	—	(4,426)
Net income	—	—	—	11,244	—	11,244
Foreign currency translation	—	—	—	—	455	455
Interest rate swap	—	—	—	—	(13)	(13)
Balance at August 31, 2018	26,050	$26,050	$42,787	$544,852	$(27,048)	$586,641
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of August 31, 2019, the results of its operations for the three and six months ended August 31, 2019 and 2018, and cash flows for the six months ended August 31, 2019 and 2018. These interim results are not necessarily indicative of results for a full year.
Reclassifications
Certain prior fiscal year balances in the condensed consolidated statements of cash flows have been reclassified to conform to the current fiscal year presentation. In particular, payments for employee taxes related to net share settlement of equity awards and proceeds from the issuance of shares under the Company's Employee Stock Purchase Plan have been reclassified from operating activities to financing activities. Such reclassifications were not material.
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

2.	Earnings Per Share
Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock awards.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, expect per share data):

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018
Numerator:
Net income for basic and diluted earnings per common share	$15,558	$11,244	$36,842	$26,962
Denominator:
Denominator for basic earnings per common share–weighted average shares	26,197	26,019	26,161	26,001
Effect of dilutive securities:
Employee and director equity awards	75	72	72	61
Denominator for diluted earnings per common share	26,272	26,091	26,233	26,062
Earnings per share basic and diluted:
Basic earnings per common share	$0.59	$0.43	$1.41	$1.04
Diluted earnings per common share	$0.59	$0.43	$1.40	$1.03

3.	Revenues
Disaggregated Revenue
The following table presents disaggregated revenue by customer industry (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018
Net sales:
Industrial - oil and gas, construction, and general	$139,352	$120,305	$304,152	$271,613
Transmission and distribution	56,686	60,152	128,967	126,106
Power generation	40,152	42,330	92,194	87,304
Total net sales	$236,190	$222,787	$525,313	$485,023

See Note 5 for revenue information by segment.
Contract Liabilities
The following table shows the changes in contract liabilities for the six months ended August 31, 2019 and 2018, respectively (in thousands):

	August 31, 2019	August 31, 2018
Balance at beginning of period	$56,928	$22,698
Contract liabilities added during the period	18,234	21,166
Revenue recognized during the period	(51,504)	(20,101)
Balance at end of period	$23,658	$23,763

The Company did not record any revenues for the six months ended August 31, 2019 or 2018 related to performance obligations satisfied in prior periods. The increases or decreases in accounts receivable, contract assets and contract liabilities during the six months ended August 31, 2019 and 2018 were due primarily to normal timing differences between the Company’s performance and customer payments. The acquisitions described in Note 10 had no impact on contract assets or liabilities as of the date of acquisitions.
The Company expects to recognize revenues of approximately $15.4 million, $5.9 million, $1.2 million and $1.2 million in fiscal 2020, 2021, 2022 and 2023, respectively, related to the $23.7 million balance of contract liabilities as of August 31, 2019.

4.	Share-based Compensation
The Company has two share-based compensation plans, the 2014 Long Term Incentive Plan (the "2014 Plan") and the Amended and Restated 2005 Long Term Incentive Plan (the “2005 Plan”).
The 2014 Plan provides for broad-based equity grants to employees, including executive officers, and members of the board of directors and permits the granting of restricted shares, restricted stock units, performance awards, stock appreciation rights and other stock-based awards. The maximum number of shares that may be issued under the 2014 Plan is 1.5 million shares and, as of August 31, 2019, the Company had approximately 1.3 million shares reserved for future issuance under this plan.
The 2005 Plan permitted the granting of stock appreciation rights and other equity-based awards to certain employees. This plan was terminated upon the effective date of the 2014 Plan and no future grants may be made under the 2005 Plan. However, there were stock appreciation rights that were granted under the 2005 Plan prior to its termination that remain outstanding, and if exercised, such awards will be settled from the balance of shares available for issuance under the 2005 Plan. As of August 31, 2019, there were 0.1 million shares available for issuance under the 2005 Plan. The 2005 Plan will be formally retired when all remaining outstanding stock appreciation rights are exercised, forfeited or expire. All outstanding stock appreciation rights will expire on or before March 1, 2021.
Restricted Stock Unit Awards
Restricted stock unit ("RSU") awards are valued at the market price of our common stock on the grant date. Awards generally vest ratably over a period of three years but these awards may vest earlier in accordance with the Plan’s accelerated vesting provisions. RSU awards have dividend equivalent rights (“DERs”), which entitle holders of RSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the underlying shares vest.
A summary of the Company’s non-vested restricted stock unit award activity (including DERs) for the six month period ended August 31, 2019 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested balance as of February 28, 2019	146,532	$48.93
Granted	89,980	43.77
Vested	(52,430)	49.11
Forfeited	(2,501)	47.60
Non-vested balance as of August 31, 2019	181,581	$47.82

Performance Share Unit Awards
The Company grants performance share unit ("PSU") awards to certain employees, which also include DERs as described above. These PSU awards have a three year performance cycle and will vest and become issuable, if at all, on the third anniversary of the award date. The PSU awards are subject to the Company’s degree of achievement of a target annual average adjusted return on assets during these three year periods and, in certain circumstances, vesting is based on the relative performance of a predetermined group of peer companies. In addition, these PSU awards may have vesting conditions or certain vesting multipliers, which are based on the Company’s total shareholder return during such three years in comparison to a defined specific industry peer group. The Company estimates the fair value of PSU awards with performance and service conditions using the value of the Company's common stock on the date of grant. The Company estimates the fair value of PSU awards with market conditions using a Monte Carlo simulation model on the date of grant.

A summary of the Company’ non-vested performance share unit award activity (including DERs) for the six month period ended August 31, 2019 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested balance as of February 28, 2019	83,125	$50.33
Granted	49,228	46.19
Vested	—	—
Forfeited	(19,331)	57.47
Non-vested balance as of August 31, 2019	113,022	$47.49

The PSU awards in the table above are presented at the face value of the respective grants. However, the number of PSU awards that may ultimately vest can vary in a range 0% to 250% of the face amount of such awards depending on the outcome of the performance or market vesting conditions.
Stock Appreciation Rights
Stock appreciation rights are granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of 7 years and vest ratably over a period of three years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option-pricing model.
A summary of the Company’s stock appreciation right activity for the six month period ended August 31, 2019 is as follows:

	SARs	Weighted Average Exercise Price
Outstanding as of February 28, 2019	98,184	$44.46
Granted	—	—
Exercised	(2,965)	44.58
Forfeited	—	—
Outstanding as of August 31, 2019	95,219	$44.58
Exercisable as of August 31, 2019	95,219	$44.58

The average remaining contractual term for those stock appreciation rights outstanding and those stock appreciation rights that were exercisable as of August 31, 2019 was 1.36 years, with an aggregate intrinsic value of less than $0.1 million.
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan ("ESPP"), which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "offering period"). On the first day of an offering period (the “enrollment date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of the Company's common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option-pricing model. The Company issued 51,438 shares and 37,224 shares from the ESPP during the six month period ended August 31, 2019 and 2018, respectively.

Share-based Compensation Expense
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows (in thousands):

	Six Months Ended August 31,
	2019	2018
Compensation expense	$3,086	$3,659
Income tax benefits	$648	$823

Unrecognized compensation cost related to the Company's employee equity grants at August 31, 2019 totals $10.1 million and is expected to be recognized over a period of 2.67 years.
The Company’s policy is to issue shares required under these plans from the Company’s authorized but unissued shares.

5.	Segments
Segment Information
Net sales and operating income (loss) by segment for each period were as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018
Net sales:
Energy	$111,347	$106,515	$278,316	$253,501
Metal Coatings	124,843	116,272	246,997	231,522
Total net sales	$236,190	$222,787	$525,313	$485,023

Operating income (loss):
Energy	$4,239	$4,273	$16,810	$14,231
Metal Coatings	28,673	22,076	58,065	47,260
Corporate	(10,705)	(9,244)	(21,694)	(20,690)
Total operating income	$22,207	$17,105	$53,181	$40,801

Asset balances by segment for each period were as follows (in thousands):

	August 31, 2019	February 28, 2019
Total assets:
Energy	$612,018	$630,134
Metal Coatings	489,305	440,090
Corporate	18,794	18,346
Total	$1,120,117	$1,088,570

For the three and six months ended August 31, 2018, the Company recognized impairment charges of $0.8 million, which were classified within cost of sales in the consolidated statement of income and were related to property, plant and equipment in the Metal Coatings segment that was vacated or abandoned upon the consolidation of two galvanizing facilities in the Gulf Coast region of the United States. As part of the consolidation of facilities, the Company also recognized $0.5 million in employee severance and other disposal costs for the three and six months ended August 31, 2018, which were also classified within cost of sales in the consolidated statement of income. No such charges were recorded during the three and six months ended August 31, 2019.

Financial Information About Geographical Areas
The following table presents revenues by geographic region for each period (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018
Net sales:
United States	$210,668	$188,278	$441,005	$401,834
International	25,522	34,509	84,308	83,189
Total	$236,190	$222,787	$525,313	$485,023

The following table presents fixed assets by geographic region for each period (in thousands):

	August 31, 2019	February 28, 2019
Property, plant and equipment, net:
United States	$192,537	$189,281
Canada	17,181	16,961
Other countries	4,380	3,985
Total	$214,098	$210,227

6.	Warranty Reserves
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
The following table shows the changes in the warranty reserves for the six month period ended August 31, 2019 (in thousands):

Warranty Reserve
Balance at February 28, 2019	$1,751
Warranty costs incurred	(1,745)
Additions charged to income	3,615
Balance at August 31, 2019	$3,621

7.	Debt
The Company's debt consisted of the following for each of the periods presented (in thousands):

	August 31, 2019	February 28, 2019
2017 Revolving Credit Facility	$131,000	$116,000
2011 Senior Notes	125,000	125,000
Total debt, gross	256,000	241,000
Unamortized debt issuance costs	(188)	(255)
Total debt, net	$255,812	$240,745

8.	Leases
The Company is a lessee under various operating leases for facilities and equipment. Supplemental information related to the Company's portfolio of operating leases was as follows (in thousands, except years and percentages):

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018
Operating lease cost	$4,648	$4,042	$8,914	$7,972
Operating cash flows from operating leases included in lease liabilities	2,131	1,943	4,406	3,853
ROU assets obtained in exchange for new operating lease liabilities	643	120	3,149	4,166

	August 31, 2019	February 28, 2019
Weighted-average remaining lease term - operating leases	8.70 years	9.23 years
Weighted-average discount rate - operating leases	5.10%	5.13%

As of August 31, 2019, maturities of the Company's lease liabilities were as follows (in thousands):

Fiscal year:	Operating Leases
2020 (remaining 6 months)	$4,166
2021	7,805
2022	7,438
2023	6,968
2024	6,181
Thereafter	25,545
Total lease payments	58,103
Less imputed interest	(11,212)
Total	$46,891

9.	Income Taxes
The Company’s quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the quarter. The following table presents income tax related items for the periods (in thousands, except percentages):

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018
Income tax expense	$2,415	$2,738	$8,097	$7,169
Effective tax rate	13.4%	19.6%	18.0%	21.0%

The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company's global operations. Generally accepted accounting principles in the United States of America ("GAAP") states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company may (1) record unrecognized tax benefits as liabilities in accordance with GAAP and (2) adjust these liabilities when the Company's judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for the six months ended August 31, 2019 is as follows (in thousands):

August 31, 2019
Balance at beginning of period	$—
Tax positions taken in current period:
Gross increases	3,899
Balance at end of period	$3,899

After a review of its deferred tax balances during six months ended August 31, 2019, the Company recorded unrecognized tax benefits of $3.9 million within other long-term liabilities related to the amortization of goodwill and certain book reserve balances incorrectly deducted in prior years. The amortization relates to the Company deducting more expense than permitted for tax purposes. The total unrecognized tax benefits, if recognized, would reduce income tax expense and the Company’s effective tax rate. Additionally, as a part of this review of its deferred tax balances, the Company corrected other current and deferred income tax expense amounts related to prior periods which netted to $1.4 million and were recorded as a tax benefit in the three months ended August 31, 2019.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the income tax expense. The balance in the non-current income tax payable related to penalties and interest for prior periods was $1.0 million for the three and six months ended August 31, 2019.
Certain prior year tax returns are currently being examined by taxing authorities in the United States. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future.
The Company has operations and taxable presence in multiple jurisdictions in the U.S. and outside of the U.S. in Canada, the Netherlands, China, and Brazil. The tax positions of the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions around the world. The Company currently considers U.S. federal and state and Canada, to be major tax jurisdictions. The Company’s U.S. federal and state tax returns since February 28, 2016 remain open to examination. With some exceptions, tax years prior to fiscal 2016 in jurisdictions outside of U.S. are generally closed. The statute of limitations for fiscal year end 2016 will expire in November 2019. The Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $1.4 million may occur in the next 12 months, as the applicable statutes of limitations lapse.

10.	Acquisitions
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
In August 2019, the Company completed the acquisition of the assets of NuZinc, LLC, a privately held plating company in the Dallas-Fort Worth area. The acquisition will increase the Company's footprint in electroplating solutions within its Metal Coatings segment. The goodwill arising from this acquisition was allocated to the Metal Coatings segment and is deductible for income tax purposes.
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
The Company paid approximately $39.9 million for these acquisitions, net of cash acquired. These acquisitions were not significant individually or in the aggregate. Accordingly, disclosures of the preliminary purchase price allocations and unaudited pro forma results of operations have not been provided.

11.	Subsequent Events
In September 2019, the Company completed the acquisition of all the assets of Preferred Industries, Ltd. ("Preferred"), a privately held company based in the Dallas-Fort Worth area. Preferred provides powder and e-coating solutions to the automotive, HVAC, marine, transportation, medical, industrial, and plastics industries. The acquisition will broaden the Company's offerings and expand its network of surface technology plants. This acquisition will be included in the Metal Coatings segment.

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
Orders and Backlog
Our entire backlog, which is inclusive of transaction taxes for certain foreign subsidiaries, relates to our Energy segment and was $301.9 million as of August 31, 2019, a decrease of $31.0 million, or 9.3%, as compared to $332.9 million as of February 28, 2019. Our backlog decreased $34.1 million, or 10.1%, as compared to the same period in the prior fiscal year. For the three months ended August 31, 2019, our incoming net orders decreased by $15.9 million, or 6.3% when compared to same period of fiscal 2019 and our book-to-revenue ratio decreased to 1.01 to 1 from 1.14 to 1. These decreases were primarily attributable to softness in net bookings due to lower overall international project bookings. The decreases in backlog were also due to higher overall revenues for the three and six months ended August 31, 2019 related primarily to certain large international projects that were booked in the prior year and commenced revenue recognition in the first quarter of fiscal 2020 upon satisfying the revenue recognition criteria.

The table below includes the progression of backlog (in thousands):

	Period Ended		Period Ended
Backlog	2/28/2019	$332,894	2/28/2018	$265,417
Net bookings		256,344		295,738
Acquired backlog		—		6,006
Revenues recognized		(289,123)		(262,236)
Backlog	5/31/2019	300,115	5/31/2018	304,925
Book to revenue ratio		0.89		1.13
Net bookings		238,007		253,882
Revenues recognized		(236,190)		(222,787)
Backlog	8/31/2019	301,932	8/31/2018	336,020
Book to revenue ratio		1.01		1.14
Segment Revenues
For the three and six months ended August 31, 2019, consolidated revenues increased $13.4 million, or 6.0% and $40.3 million or 8.3%, respectively, as compared to the same periods in fiscal 2019.
The following table reflects the breakdown of revenue by segment (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018
Net sales:
Energy	$111,347	$106,515	$278,316	$253,501
Metal Coatings	124,843	116,272	246,997	231,522
Total net sales	$236,190	$222,787	$525,313	$485,023
Revenues for the Energy segment increased $4.8 million or 4.5% and $24.8 million or 9.8%, respectively, for the three and six months ended August 31, 2019 as compared to the same periods in fiscal 2019. These increases were primarily attributable to a general uptick in the sales of our electrical products, the satisfaction of the revenue recognition criteria for certain large international electrical projects that were booked in the prior year and the Westinghouse settlement noted further below. These increases were partially offset by a decline in revenues for our industrial solutions, which was driven by lower international revenues resulting from a large refining project recorded in the prior year comparable period.
Revenues for the Metal Coatings segment increased $8.6 million or 7.4% and $15.5 million or 6.7%, respectively, for the three and six months ended August 31, 2019 as compared to the same periods in fiscal 2019. These increases were the result of higher selling prices and higher volumes of steel processed. The increases in volume were due primarily to our acquisitions of Tennessee Galvanizing, Inc. and K2 Partners, Inc. during the first quarter of fiscal 2020. For additional information on our recent acquisitions in the Metal Coatings segment see Note 10 to the condensed consolidated financial statements.

Segment Operating Income
The following table reflects the breakdown of operating income (loss) by segment (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2018	2017
Operating income (loss):
Energy	$4,239	$4,273	$16,810	$14,231
Metal Coatings	28,673	22,076	58,065	47,260
Corporate	(10,705)	(9,244)	(21,694)	(20,690)
Total operating income	$22,207	$17,105	$53,181	$40,801
Operating income for the Energy segment decreased slightly and increased $2.6 million or 18.1%, respectively, for the three and six months ended August 31, 2019 as compared to the same periods in fiscal 2019. The slight decrease for the three months was attributable to lower margin projects for certain of our electrical products, partially offset by improved margins for our industrial solutions. The increase for the six months was primarily related to the increased revenues for our electrical products, offset by a decrease in revenues for our industrial solutions. Operating margins were 3.8% and 4.0%, for the three months ended August 31, 2019 and 2018, respectively, and 6.0% and 5.6% for the six months ended August 31, 2019 and 2018, respectively.
Operating income for the Metal Coatings segment increased by $6.6 million or 29.9% and $10.8 million or 22.9%, respectively, for the three and six months ended August 31, 2019 as compared to the same periods in fiscal 2019. Operating margins were 23.0% and 19.0%, for the three months ended August 31, 2019 and 2018, respectively, and 23.5% and 20.4% for the six months ended August 31, 2019 and 2018, respectively. These increases were primarily attributable to the increased volumes and selling prices noted above and a decline in zinc costs. In addition, the prior year comparable periods included a charge of $1.3 million for assets impairments, employee severance and other disposal costs related to the consolidation of two galvanizing facilities in the Gulf Coast region of the United States. No such charges were recorded in the current fiscal year.
Corporate Expenses
Corporate expenses increased by $1.5 million or 16.2%, and $1.0 million or 4.9%, respectively, for the three and six months ended August 31, 2019 as compared to the same periods in fiscal 2019. These increases were primarily attributable to higher employee compensation costs and outside services.
Interest Expense
Interest expense for the three and six months ended August 31, 2019 was $3.5 million and $7.1 million, respectively as compared to $4.0 million and $7.8 million for the respective prior year comparable periods. These decreases were primarily attributable to lower average outstanding debt balances and relatively flat interest rates on variable rate debt. Our gross debt to equity ratio was 0.40 to 1 as of August 31, 2019, compared to 0.50 to 1 as of August 31, 2018.
Other (Income) Expense
For the three and six months ended August 31, 2019, we recorded other expense, net of $0.7 million and $1.1 million, respectively, which consisted primarily of foreign currency losses resulting from unfavorable movements in exchange rates. For the three and six months ended August 31, 2018, we recorded other income, net of $(0.9) million and $(1.1) million, respectfully, which was primarily related to a bankruptcy proceeding for a non-trade note receivable that ultimately settled at an amount higher than originally estimated. This benefit in the prior year comparable periods was partially offset by foreign currency losses.
Income Taxes
The provision for income taxes reflects an effective tax rate of 13.4% and 18.0% the three and six months ended August 31, 2019, respectively, as compared to 19.6% and 21.0% for the respective prior year comparable periods. The changes were primarily attributable to a one time deferred income tax benefit recognized in fiscal 2020 related to errors corrected during a deferred income tax review.
.

Westinghouse Electric Company Bankruptcy Case
We had existing contracts with subsidiaries of Westinghouse Electric Company (“WEC”). WEC and the relevant subsidiaries (the "Debtors") filed relief under Chapter 11 of the Bankruptcy Code on March 29, 2017 in the United States Bankruptcy Court for the Southern District of New York, jointly administered as In re Westinghouse Electric Company, et al., Case No. 17-10751 (the "Bankruptcy Case"). The Company has been collecting on post-petition amounts due and owed. On February 22, 2018, the United States Bankruptcy Court for the Southern District of New York approved the Debtors’ Modified First Amended Disclosure Statement for the Joint Chapter 11 Plan of Reorganization. In the Disclosure Statement, the Debtors estimated a 98.9% to 100% distribution on Allowed General Unsecured Claims. We filed approximately $12 million of such claims with the court, which includes 100% of our pre-petition claims. In April 2019, for one of our plants, the Company entered into a settlement agreement with the third party bankruptcy administrator related to outstanding claims. The agreement amount of approximately $8.1 million represented 100% of those outstanding claims for such plant. The impact of the settlement noted above had no material impact on operating income for the period. Including the above noted settlement and approximately $2.1 million of adjustments to the initial claim amounts, $1.8 million of claims remain outstanding, of which $0.6 million has been reserved. During the second quarter of fiscal 2020, the Company received full and final payment of all outstanding amounts related to the bankruptcy and recorded a favorable non material income impact in the quarter related to the final reconciliations of these accounts.
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
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended August 31,
	2019	2018
Net cash provided by operating activities	$38,235	$16,694
Net cash used in investing activities	(56,088)	(14,840)
Net cash provided by (used in) financing activities	7,196	(13,357)
For the six month period ended August 31, 2019, net cash provided by operating activities was $38.2 million, net cash used in investing activities was $56.1 million, net cash provided by financing activities was $7.2 million, and an increase of $0.2 million from the net effect of exchange rate changes on cash resulting in a net decrease in cash and cash equivalents of $10.4 million. In comparison to the comparable period in fiscal 2019, the results in the statement of cash flows for operating activities for the six month period ended August 31, 2019, are primarily attributable to positive impacts of changes in working capital and increased net income. The Company's use of cash for investing activities was higher due to increased spending on acquisitions and capital expenditures. Net cash provided by financing activities was higher during the six month period ended August 31, 2019 as compared to the prior year comparable period due primarily to increased net borrowings.
Our working capital was $230.8 million as of August 31, 2019, as compared to $213.8 million at February 28, 2019.
Financing and Capital
As of August 31, 2019, the Company had $256.0 million of floating and fixed rate notes outstanding with varying maturities through fiscal 2023 and the Company was in compliance with all of the covenants related to these outstanding borrowings. As of August 31, 2019, the Company had approximately $301.1 million of additional credit available for future draws or letters of credit.
For additional information on the Company's outstanding borrowings see Note 7 to the condensed consolidated financial statements and further below under Contractual Obligations.

Share Repurchase Program
In January of 2012, our Board authorized the repurchase of up to ten percent of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The Company did not make any repurchases of its common shares during the three or six months ended August 31, 2019.
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
Off Balance Sheet Arrangements and Contractual Obligations
As of August 31, 2019, the Company did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
The following summarizes our operating lease obligations, purchase commitments, debt principal payments, and interest payments for the remainder of the next five fiscal years and beyond (in thousands):

	Operating Leases	Purchase Commitments (1)	Long-Term Debt	Interest (2)	Total
Fiscal:
2020	$4,166	$33,100	$—	$10,097	$47,363
2021	7,805	—	125,000	12,105	144,910
2022	7,438	—	—	5,330	12,768
2023	6,968	—	131,000	570	138,538
2024	6,181	—	—	—	6,181
Thereafter	25,545	—	—	—	25,545
Total	$58,103	$33,100	$256,000	$28,102	$375,305
(1) Purchase commitments consist of non-cancelable forward contracts to purchase zinc at various volumes and prices. All such contracts expire in fiscal 2020.
(2) For variable rate debt, interest payments are calculated using current interest rates.
As of August 31, 2019, we had outstanding letters of credit in the amount of $40.0 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods.
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
During the six month period ended August 31, 2019, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended February 28, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk disclosures during the first six months of fiscal 2020. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended February 28, 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, due to the material weaknesses described below, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective as of the end of the period covered by this Form 10-Q to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely discussions regarding required disclosure.
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
As of August 31, 2019, the Company identified multiple control deficiencies that constitute an additional material weakness in its internal control over financial reporting related to the Company’s accounting for income taxes. Specifically, management identified financial statement errors related to income tax accounting and deficiencies in the Company's tax compliance program. The financial statement errors impacted current and deferred income tax expense, deferred tax assets and liabilities, financial statement recognition and disclosure of uncertain tax positions, and current income taxes payable. These financial statement errors, which were not detected timely by management, were the result of ineffective design and operation of controls pertaining to the preparation of the Company's income tax provision. While these errors were not material to any prior period, and the cumulative effect of correcting these errors was not material to the current period, the deficiencies identified represent a material weakness in the Company’s internal control over financial reporting.
Management is actively engaged in the planning for, and implementation of, remediation efforts to address the control deficiencies identified above. The remediation plan includes i) new controls over recording revenue transactions and reviewing revenue reconciliations, ii) new controls over the preparation of the Company’s income tax provision and related disclosures including enhanced management review controls and oversight regarding key aspects of the income tax provision work papers and the Company’s income tax compliance program, and iii) additional training for impacted employees. The establishment of new controls may be supported by a combination of additional internal resources, the use of third party advisors or additional technology.
Management believes the measures described above and others that may be implemented will remediate the material weaknesses that we have identified. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies or, in appropriate circumstances, make revisions to our remediation plan.
Subject to these remediation efforts, there have been no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On November 4, 2019, Omid Atayi, acting on behalf of himself and a putative class of persons who purchased or otherwise acquired the Company’s securities between July 3, 2018 and October 8, 2019 (the “Class Period”), filed a class action complaint in the U.S. District Court for the Northern District of Texas against the Company and two of its executive officers, Thomas E. Ferguson and Paul W. Fehlman. Omid Atayi v. AZZ Inc., et al., Case No. 4:19-cv-00928-A.The complaint alleges, among other things, that throughout the Class Period, the Company failed to disclose (1) that the Company’s internal controls over financial reporting were not effective; (2) that the Company improperly implemented ASC 606 which resulted in improper revenue reconciliations; and (3) that, as a result of the foregoing, the Company’s positive statements about the Company’s business, operations, and prospects were materially misleading and or lacked a reasonable basis. The plaintiffs seek an award of compensatory and punitive damages, interests, attorneys’ fees and costs. The Company denies the allegations and believes it has strong defenses to vigorously contest all of the allegations. The Company cannot predict the outcome of this action nor when it will be resolved.  If the plaintiffs were to prevail in this matter, the Company could be liable for damages, which potentially could be material and adversely affect its financial condition or results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January of 2012, our Board authorized the repurchase of up to ten percent of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The Company did not make any repurchases of its common shares during the three months ended August 31, 2019.

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

10.6*
Second Amended and Restated Employment Agreement between AZZ Inc. and Mr. Tom Ferguson, dated October 3, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on October 7, 2019).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc. (Registrant)

Date:	December 26, 2019	By:	/s/ Paul W. Fehlman
Paul W. Fehlman Senior Vice President and Chief Financial Officer