Form 10-Q
period 2019-11-30
AZZ INC
filed 2020-01-09
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of January 5, 2020 the registrant had outstanding 26,239,787 shares of common stock; $1.00 par value per share.

AZZ INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	November 30, 2019	February 28, 2019
Assets
Current assets:
Cash and cash equivalents	$14,289	$24,005
Accounts receivable (net of allowance for doubtful accounts of $4,558 as of November 30, 2019 and $2,267 as of February 28, 2019)	174,647	144,887
Inventories:
Raw material	97,651	94,410
Work-in-process	18,053	19,067
Finished goods	3,734	11,370
Contract assets	98,773	75,561
Prepaid expenses and other	7,474	9,245
Total current assets	414,621	378,545
Property, plant and equipment, net	211,691	210,227
Operating lease right-of-use assets	48,733	45,870
Goodwill	361,326	323,756
Intangibles and other assets, net	136,197	130,172
Total assets	$1,172,568	$1,088,570
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$71,842	$53,047
Income tax payable	12,437	632
Accrued salaries and wages	31,965	30,395
Other accrued liabilities	31,845	17,631
Customer deposits	716	481
Contract liabilities	26,867	56,928
Lease liability, short-term	6,701	5,657
Total current liabilities	182,373	164,771
Debt due after one year, net	254,845	240,745
Lease liability, long-term	43,231	41,190
Other long-term liabilities	3,578	1,513
Deferred income taxes	35,298	36,623
Total liabilities	519,325	484,842
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par, shares authorized 100,000; 26,240 shares issued and outstanding at November 30, 2019 and 26,115 shares issued and outstanding at February 28, 2019	26,240	26,115
Capital in excess of par value	51,484	46,141
Retained earnings	605,746	560,224
Accumulated other comprehensive loss	(30,227)	(28,752)
Total shareholders’ equity	653,243	603,728
Total liabilities and shareholders' equity	$1,172,568	$1,088,570
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018

Net sales	$291,139	$239,516	$816,452	$724,539
Cost of sales	223,808	189,761	630,328	569,175
Gross margin	67,331	49,755	186,124	155,364

Selling, general and administrative	33,903	26,986	99,515	91,794
Operating income	33,428	22,769	86,609	63,570

Interest expense	3,301	3,723	10,433	11,541
Other (income) expense, net	(743)	309	367	(839)
Income before income taxes	30,870	18,737	75,809	52,868
Income tax expense	8,835	3,342	16,932	10,511
Net income	$22,035	$15,395	$58,877	$42,357
Earnings per common share
Basic earnings per share	$0.84	$0.59	$2.25	$1.63
Diluted earnings per share	$0.84	$0.59	$2.24	$1.62

Cash dividends declared per common share	$0.17	$0.17	$0.51	$0.51
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018

Net income	$22,035	$15,395	$58,877	$42,357
Other comprehensive income loss:
Foreign currency translation adjustments, net of income tax of $0	(215)	(2,187)	(1,434)	(3,988)
Interest rate swap, net of income tax of $7, $7, $22 and $22, respectively.	(14)	(14)	(41)	(41)
Other comprehensive loss	(229)	(2,201)	(1,475)	(4,029)
Comprehensive income	$21,806	$13,194	$57,402	$38,328
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended November 30,
	2019	2018 (1)
Cash Flows From Operating Activities
Net income	$58,877	$42,357
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,316	2,039
Amortization and depreciation	37,208	38,068
Deferred income taxes	(4,486)	1,533
Net loss on property, plant and equipment due to impairment	—	810
Net gain on sale of property, plant and equipment	(305)	(191)
Amortization of deferred borrowing costs	404	407
Share-based compensation expense	4,904	3,335
Effects of changes in assets and liabilities, net of acquisitions:
Accounts receivable	(28,088)	(13,955)
Inventories	6,245	1,564
Prepaid expenses and other	1,491	(953)
Other assets	286	(1,006)
Net change in contract assets and liabilities	(54,149)	(9,496)
Accounts payable	18,386	(8,037)
Other accrued liabilities and income taxes payable	28,965	1,629
Net cash provided by operating activities	72,054	58,104
Cash Flows From Investing Activities
Proceeds from sale of property, plant and equipment	337	362
Purchase of property, plant and equipment	(22,543)	(13,691)
Acquisition of subsidiaries, net of cash acquired	(60,628)	(8,000)
Net cash used in investing activities	(82,834)	(21,329)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	1,781	2,845
Payments for taxes related to net share settlement of equity awards	(1,217)	(554)
Proceeds from revolving loan	320,500	212,000
Payments on revolving loan	(306,500)	(226,000)
Payments on long term debt	—	(14,286)
Payments of dividends	(13,355)	(13,279)
Net cash provided by (used in) financing activities	1,209	(39,274)
Effect of exchange rate changes on cash	(145)	(941)
Net decrease in cash and cash equivalents	(9,716)	(3,440)
Cash and cash equivalents at beginning of period	24,005	20,853
Cash and cash equivalents at end of period	$14,289	$17,413

Supplemental disclosures
Cash paid for interest	$8,426	$9,957
Cash paid for income taxes	$7,985	$2,398
(1) Certain prior year amounts have been reclassified to conform with the current period presentation. See Note 1 for more information.
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended November 30, 2019
			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Balance at February 28, 2019	26,115	$26,115	$46,141	$560,224	$(28,752)	$603,728
Share-based compensation	—	—	1,350	—	—	1,350
Common stock issued from stock plans, net of shares withheld for employee taxes	37	37	(728)	—	—	(691)
Cash dividends paid	—	—	—	(4,440)	—	(4,440)
Net income	—	—	—	21,284	—	21,284
Foreign currency translation	—	—	—	—	(1,960)	(1,960)
Interest rate swap	—	—	—	—	(14)	(14)
Balance at May 31, 2019	26,152	$26,152	$46,763	$577,068	$(30,726)	$619,257
Share-based compensation	—	—	1,736	—	—	1,736
Common stock issued from stock plans, net of shares withheld for employee taxes	18	18	(18)	—	—	—
Common stock issued under employee stock purchase plan	51	51	1,730	—	—	1,781
Cash dividends paid	—	—	—	(4,454)	—	(4,454)
Net income	—	—	—	15,558		15,558
Foreign currency translation	—	—	—	—	741	741
Interest rate swap	—	—	—	—	(13)	(13)
Balance at August 31, 2019	26,221	$26,221	$50,211	$588,172	$(29,998)	$634,606
Share-based compensation	—	—	1,818	—	—	1,818
Common stock issued from stock plans, net of shares withheld for employee taxes	19	19	(545)	—	—	(526)
Cash dividends paid	—	—	—	(4,461)	—	(4,461)
Net income	—	—	—	22,035	—	22,035
Foreign currency translation	—	—	—	—	(215)	(215)
Interest rate swap	—	—	—	—	(14)	(14)
Balance at November 30, 2019	26,240	$26,240	$51,484	$605,746	$(30,227)	$653,243
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended November 30, 2018
			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Balance at February 28, 2018	25,959	$25,959	$38,446	$526,018	$(25,220)	$565,203
Impact of ASC 606 adoption	—	—	—	716	—	716
Share-based compensation	—	—	1,358	—	—	1,358
Common stock issued from stock plans, net of shares withheld for employee taxes	31	31	(549)	—	—	(518)
Common stock issued under employee stock purchase plan	37	37	1,290	—	—	1,327
Cash dividends paid	—	—	—	(4,418)	—	(4,418)
Net income	—	—	—	15,718	—	15,718
Foreign currency translation	—	—	—	—	(2,256)	(2,256)
Interest rate swap	—	—	—	—	(14)	(14)
Balance at May 31, 2018	26,027	$26,027	$40,545	$538,034	$(27,490)	$577,116
Share-based compensation	—	—	2,301	—	—	2,301
Common stock issued from stock plans, net of shares withheld for employee taxes	23	23	(59)	—	—	(36)
Cash dividends paid	—	—	—	(4,426)	—	(4,426)
Net income	—	—	—	11,244	—	11,244
Foreign currency translation	—	—	—	—	455	455
Interest rate swap	—	—	—	—	(13)	(13)
Balance at August 31, 2018	26,050	$26,050	$42,787	$544,852	$(27,048)	$586,641
Share-based compensation	—	—	(324)	—	—	(324)
Common stock issued under employee stock purchase plan	37	37	1,481	—	—	1,518
Cash dividends paid	—	—	—	(4,435)	—	(4,435)
Net income	—	—	—	15,395	—	15,395
Foreign currency translation	—	—	—	—	(2,187)	(2,187)
Interest rate swap	—	—	—	—	(14)	(14)
Balance at November 30, 2018	26,087	$26,087	$43,944	$555,812	$(29,249)	$596,594
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of November 30, 2019, the results of its operations for the three and nine months ended November 30, 2019 and 2018, and cash flows for the nine months ended November 30, 2019 and 2018. These interim results are not necessarily indicative of results for a full year.
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
Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of Company stock awards.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, expect per share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018
Numerator:
Net income for basic and diluted earnings per common share	$22,035	$15,395	$58,877	$42,357
Denominator:
Denominator for basic earnings per common share–weighted average shares	26,234	26,064	26,185	26,022
Effect of dilutive securities:
Employee and director equity awards	29	87	61	70
Denominator for diluted earnings per common share	26,263	26,151	26,246	26,092
Earnings per share basic and diluted:
Basic earnings per common share	$0.84	$0.59	$2.25	$1.63
Diluted earnings per common share	$0.84	$0.59	$2.24	$1.62

3.	Revenues
Disaggregated Revenue
The following table presents disaggregated revenue by customer industry (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018
Net sales:
Industrial - oil and gas, construction, and general	$195,063	$143,710	$499,215	$415,323
Transmission and distribution	55,316	35,927	184,283	162,033
Power generation	40,760	59,879	132,954	147,183
Total net sales	$291,139	$239,516	$816,452	$724,539

See Note 4 for revenue information by segment.
Contract Liabilities
The following table shows the changes in contract liabilities for the nine months ended November 30, 2019 and 2018, respectively (in thousands):

	November 30, 2019	November 30, 2018
Balance at beginning of period	$56,928	$22,698
Contract liabilities added during the period	22,237	30,186
Revenue recognized during the period	(52,298)	(20,140)
Balance at end of period	$26,867	$32,744

The Company did not record any revenues for the nine months ended November 30, 2019 or 2018 related to performance obligations satisfied in prior periods. The increases or decreases in accounts receivable, contract assets, and contract liabilities during the nine months ended November 30, 2019 and 2018 were due primarily to normal timing differences between the Company’s performance and customer payments. The acquisitions described in Note 10 had no impact on contract assets or liabilities as of the date of acquisitions.
The Company expects to recognize revenues of approximately $7.8 million, $14.0 million, $2.8 million and $2.3 million in fiscal 2020, 2021, 2022 and 2023, respectively, related to the $26.9 million balance of contract liabilities as of November 30, 2019.

4.	Segments
Segment Information
Net sales and operating income (loss) by segment for each period were as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018
Net sales:
Energy	$161,943	$132,025	$440,259	$385,526
Metal Coatings	129,196	107,491	376,193	339,013
Total net sales	$291,139	$239,516	$816,452	$724,539

Operating income (loss):
Energy	$17,421	$11,532	$34,231	$25,763
Metal Coatings	27,258	18,321	85,323	65,581
Corporate	(11,251)	(7,084)	(32,945)	(27,774)
Total operating income	$33,428	$22,769	$86,609	$63,570

Asset balances by segment for each period were as follows (in thousands):

	November 30, 2019	February 28, 2019
Total assets:
Energy	$645,918	$630,134
Metal Coatings	509,778	440,090
Corporate	16,872	18,346
Total	$1,172,568	$1,088,570

For the nine months ended November 30, 2018, the Company recognized impairment charges of $0.8 million, which were classified within cost of sales in the consolidated statement of income and were related to property, plant and equipment in the Metal Coatings segment that was vacated or abandoned upon the consolidation of two galvanizing facilities in the Gulf Coast region of the United States. As part of the consolidation of facilities, the Company also recognized $0.5 million in employee severance and other disposal costs for the nine months ended November 30, 2018, which were also classified within cost of sales in the consolidated statement of income. No such charges were recorded during the three and nine months ended November 30, 2019.

Financial Information About Geographical Areas
The following table presents revenues by geographic region for each period (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018
Net sales:
United States	$214,577	$203,788	$655,582	$605,672
International	76,562	35,728	160,870	118,867
Total	$291,139	$239,516	$816,452	$724,539

The following table presents fixed assets by geographic region for each period (in thousands):

	November 30, 2019	February 28, 2019
Property, plant and equipment, net:
United States	$190,529	$189,281
Canada	16,864	16,961
Other countries	4,298	3,985
Total	$211,691	$210,227

5.	Warranty Reserves
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
The following table shows the changes in the warranty reserves for the nine month period ended November 30, 2019 (in thousands):

Warranty Reserve
Balance at February 28, 2019	$1,751
Warranty costs incurred	(1,759)
Additions charged to income	3,572
Balance at November 30, 2019	$3,564

6.	Debt
The Company's debt consisted of the following for each of the periods presented (in thousands):

	November 30, 2019	February 28, 2019
2017 Revolving Credit Facility	$130,000	$116,000
2011 Senior Notes	125,000	125,000
Total debt, gross	255,000	241,000
Unamortized debt issuance costs	(155)	(255)
Total debt, net	$254,845	$240,745

7.	Leases
The Company is a lessee under various operating leases for facilities and equipment. Supplemental information related to the Company's portfolio of operating leases was as follows (in thousands, except years and percentages):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018
Operating lease cost	$4,803	$3,977	$13,717	$11,949
Operating cash flows from operating leases included in lease liabilities	2,234	1,998	6,640	5,851
ROU assets obtained in exchange for new operating lease liabilities	4,385	528	7,534	4,694

	November 30, 2019	February 28, 2019
Weighted-average remaining lease term - operating leases	8.26 years	9.23 years
Weighted-average discount rate - operating leases	4.95%	5.13%

As of November 30, 2019, maturities of the Company's lease liabilities were as follows (in thousands):

Fiscal year:	Operating Leases
2020 (remaining 3 months)	$2,330
2021	8,784
2022	8,416
2023	7,887
2024	7,079
Thereafter	26,062
Total lease payments	60,558
Less imputed interest	(10,626)
Total	$49,932

8.	Income Taxes
The Company’s quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the quarter. The following table presents income tax expense and the effective tax rate for the periods (in thousands, except percentages):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018
Income tax expense	$8,835	$3,342	$16,932	$10,511
Effective tax rate	28.6%	17.8%	22.3%	19.9%

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

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for the nine months ended November 30, 2019 is as follows (in thousands):

November 30, 2019
Balance at beginning of period	$—
Tax positions taken in current period:
Gross increases	3,899
Lapse of statute of limitations	$(1,548)
Balance at end of period	$2,351

After a review of its deferred tax balances as of August 31, 2019, the Company recorded unrecognized tax benefits of $3.9 million within other long-term liabilities related to the amortization of goodwill and certain book reserve balances incorrectly deducted in prior years. The amortization relates to the Company deducting more expense than permitted for tax purposes. The total unrecognized tax benefits, if recognized, would reduce income tax expense and the Company’s effective tax rate. During the three months ended November 30, 2019, the Company released $1.5 million of this unrecognized tax benefit upon the lapse of the applicable statute of limitations. Additionally, as a part of this review of its deferred tax balances, the Company corrected other current and deferred income tax expense amounts related to prior periods which netted to $1.4 million and were recorded as a tax benefit in the nine months ended November 30, 2019.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interested and penalties included in the non-current income tax payable related to penalties and interest for prior periods was $1.1 million as of November 30, 2019.
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
The Company has operations and taxable presence in multiple jurisdictions in the U.S. and outside of the U.S. in Canada, the Netherlands, China, Poland and Brazil. The tax positions of the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions around the world. The Company currently considers U.S. federal and state and Canada, to be significant tax jurisdictions. The Company’s U.S. federal and state tax returns since February 28, 2017 remain open to examination. With some exceptions, tax years prior to fiscal 2017 in jurisdictions outside of U.S. are generally closed. The statute of limitations for fiscal year end 2017 will expire in December 2020. The Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $1.1 million may occur in the next 12 months, as the applicable statutes of limitations lapse.

9.	Share-based Compensation
The Company has two share-based compensation plans, the 2014 Long Term Incentive Plan (the "2014 Plan") and the Amended and Restated 2005 Long Term Incentive Plan (the “2005 Plan”).
The 2014 Plan provides for broad-based equity grants to employees, including executive officers, and members of the board of directors and permits the granting of restricted shares, restricted stock units, performance awards, stock appreciation rights and other stock-based awards. The maximum number of shares that may be issued under the 2014 Plan is 1.5 million shares and, as of November 30, 2019, the Company had approximately 1.3 million shares reserved for future issuance under this plan.
The 2005 Plan permitted the granting of stock appreciation rights and other equity-based awards to certain employees. This plan was terminated upon the effective date of the 2014 Plan and no future grants may be made under the 2005 Plan. There were stock appreciation rights granted under the 2005 Plan prior to its termination that remain outstanding, and if exercised, such awards will be settled from the balance of shares available for issuance under the 2005 Plan. As of November 30, 2019, there were 0.1 million shares available for issuance under the 2005 Plan. The 2005 Plan will be formally retired when all remaining outstanding stock appreciation rights are exercised, forfeited or expire. All outstanding stock appreciation rights will expire on or before March 1, 2021.

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
A summary of the Company’s non-vested restricted stock unit award activity (including DERs) for the nine month period ended November 30, 2019 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested balance as of February 28, 2019	146,532	$48.93
Granted	87,092	43.77
Vested	(81,069)	54.73
Forfeited	(5,893)	45.76
Non-vested balance as of November 30, 2019	146,662	$44.46

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
A summary of the Company’ non-vested performance share unit award activity (including DERs) for the nine month period ended November 30, 2019 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested balance as of February 28, 2019	83,125	$50.33
Granted	49,228	46.19
Vested	—	—
Forfeited	(22,417)	57.47
Non-vested balance as of November 30, 2019	109,936	$47.55

The PSU awards in the table above are presented at the face value of the respective grants. However, the number of PSU awards that may ultimately vest can vary in a range 0% to 250% of the face amount of such awards depending on the outcome of the performance or market vesting conditions.

Stock Appreciation Rights
Stock appreciation rights ('SARs") are granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of 7 years and vest ratably over a period of three years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option-pricing model.
A summary of the Company’s SARs activity for the nine month period ended November 30, 2019 is as follows:

	SARs	Weighted Average Exercise Price
Outstanding as of February 28, 2019	98,184	$44.46
Granted	—	—
Exercised	(2,965)	44.58
Forfeited	—	—
Outstanding as of November 30, 2019	95,219	$44.58
Exercisable as of November 30, 2019	95,219	$44.58

The average remaining contractual term for SARs outstanding and SARs that were exercisable as of November 30, 2019 was 1.11 years, with an aggregate intrinsic value of less than $0.1 million.
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan ("ESPP"), which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "offering period"). On the first day of an offering period (the “enrollment date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of the Company's common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option-pricing model. The Company issued 51,438 shares and 73,702 shares from the ESPP during the nine month period ended November 30, 2019 and 2018, respectively.
Share-based Compensation Expense
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows (in thousands):

	Nine Months Ended November 30,
	2019	2018
Compensation expense	$4,904	$3,335
Income tax benefits	$1,030	$700

Unrecognized compensation cost related to the Company's employee equity grants at November 30, 2019 totals $8.9 million and is expected to be recognized over a period of 2.50 years.
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
In September 2019, the Company completed the acquisition of all the assets of Preferred Industries, Ltd. ("Preferred"), a privately held company based in the Dallas-Fort Worth area. Preferred provides powder and e-coating solutions to the automotive, HVAC, marine, transportation, medical, industrial, and plastics industries. The acquisition broadens the Company's offerings and expand its network of surface technology plants. This acquisition will be included in the Metal Coatings segment.
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
The Company paid approximately $60.6 million for these acquisitions, net of cash acquired, and expensed $0.4 million of acquisition related costs. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed, in aggregate, related to these acquisitions as of the date of each respective acquisition (in thousands):

Assets
Accounts receivable	$4,737
Inventories	1,728
Prepaid expenses and other	22
Property, plant and equipment	3,599
Intangibles	19,325
Goodwill	36,443
Liabilities
Accounts payable and other accrued liabilities	(1,574)
Contingent consideration	(1,791)
Deferred income taxes	(1,861)
Total purchase price	$60,628

The goodwill resulting from these acquisitions consists largely of the Company’s expected future product sales and synergies from combining the products and technology with the Company’s existing metal coatings portfolio. In addition to the initial cash payment upon closing for the K2 acquisition, contingent consideration of up to $2.0 million is payable based on the achievement of specified operating results over the three year period following completion of the acquisition.

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
Results of Operations
We have two distinct operating segments, the Energy segment and the Metal Coatings segment, as defined in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue and operating income by segment to evaluate our segments. Segment operating income consists of net sales less cost of sales and selling, general and administrative expenses that are specifically identifiable to a segment. For a reconciliation of segment operating income to consolidated operating income, see Note 4 to our quarterly condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Orders and Backlog
Our entire backlog, which is inclusive of transaction taxes for certain foreign subsidiaries, relates to our Energy segment and was $274.5 million as of November 30, 2019, a decrease of $58.4 million, or 17.5%, as compared to $332.9 million as of February 28, 2019. Our backlog decreased $33.3 million, or 10.8%, as compared to the same period in the prior fiscal year. For the three months ended November 30, 2019, our incoming net orders increased by $52.4 million, or 24.8% when compared to same period of fiscal 2019 and our book-to-revenue ratio increased to 0.91 to 1 from 0.88 to 1. These decreases in backlog were primarily attributable to softness in net bookings during the first two quarters of fiscal 2020 due to lower overall international project bookings, but were partially offset by incrementally higher bookings of our industrial solutions during the third quarter of fiscal 2020. In addition, the decreases in backlog were due to higher overall revenues for the three and nine months ended November 30, 2019 related primarily to certain large international projects that were booked in the prior year and commenced revenue recognition in the first quarter of fiscal 2020 upon satisfying the revenue recognition criteria.

The table below includes the progression of backlog (in thousands):

	Period Ended		Period Ended
Backlog	2/28/2019	$332,894	2/28/2018	$265,417
Net bookings		256,344		295,738
Acquired backlog		—		6,006
Revenues recognized		(289,123)		(262,236)
Backlog	5/31/2019	300,115	5/31/2018	304,925
Book to revenue ratio		0.89		1.13
Net bookings		238,007		253,882
Revenues recognized		(236,190)		(222,787)
Backlog	8/31/2019	301,932	8/31/2018	336,020
Book to revenue ratio		1.01		1.14
Net bookings		263,695		211,273
Revenues recognized		(291,139)		(239,516)
Backlog	11/30/2019	274,488	11/30/2018	307,777
Book to revenue ratio		0.91		0.88
Segment Revenues
For the three and nine months ended November 30, 2019, consolidated revenues increased $51.6 million, or 21.6% and $91.9 million or 12.7%, respectively, as compared to the same periods in fiscal 2019.
The following table reflects the breakdown of revenue by segment (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018
Net sales:
Energy	$161,943	$132,025	$440,259	$385,526
Metal Coatings	129,196	107,491	376,193	339,013
Total net sales	$291,139	$239,516	$816,452	$724,539
Revenues for the Energy segment increased $29.9 million or 22.7% and $54.7 million or 14.2%, respectively, for the three and nine months ended November 30, 2019 as compared to the same periods in fiscal 2019. For the three months ended November 30, 2019, the increase was primarily related to increased sales of our industrial solutions on a large international refining project. For the nine months ended November 30, 2019, the increase was primarily attributable to a general uptick in the sales of our electrical products during the first two quarters, the satisfaction of the revenue recognition criteria for certain large international electrical projects that were booked in the prior year and the Westinghouse settlement noted further below.
Revenues for the Metal Coatings segment increased $21.7 million or 20.2% and $37.2 million or 11.0%, respectively, for the three and nine months ended November 30, 2019 as compared to the same periods in fiscal 2019. These increases were the result of higher selling prices and higher volumes of steel processed. The increases in volume were due primarily to our acquisitions of Tennessee Galvanizing, Inc. and K2 Partners, Inc. during the first quarter of fiscal 2020 and, in addition, we processed incrementally higher volumes at our other pre-existing galvanizing facilities. For additional information on our recent acquisitions in the Metal Coatings segment see Note 10 to the condensed consolidated financial statements.

Segment Operating Income
The following table reflects the breakdown of operating income (loss) by segment (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2018	2017
Operating income (loss):
Energy	$17,421	$11,532	$34,231	$25,763
Metal Coatings	27,258	18,321	85,323	65,581
Corporate	(11,251)	(7,084)	(32,945)	(27,774)
Total operating income	$33,428	$22,769	$86,609	$63,570
Operating income for the Energy segment increased $5.9 million or 51.1% and $8.5 million or 32.9%, respectively, for the three and nine months ended November 30, 2019 as compared to the same periods in fiscal 2019. The increase for the three month period was primarily related to increased sales of our industrial solutions and improved utilization within that business, which was partially offset by the sale of lower margin products within the electrical business. The increase for the nine months was primarily related to the sale of higher margin products within our electrical business during the first two quarters and by the increased sales of our industrial solutions and improved utilization within that business during the second and third quarters. Operating margins were 10.8% and 8.7%, for the three months ended November 30, 2019 and 2018, respectively, and 7.8% and 6.7% for the nine months ended November 30, 2019 and 2018, respectively.
Operating income for the Metal Coatings segment increased by $8.9 million or 48.8% and $19.7 million or 30.1%, respectively, for the three and nine months ended November 30, 2019 as compared to the same periods in fiscal 2019. Operating margins were 21.1% and 17.0%, for the three months ended November 30, 2019 and 2018, respectively, and 22.7% and 19.3% for the nine months ended November 30, 2019 and 2018, respectively. These increases were primarily attributable to the increased volumes and selling prices described above and a decline in zinc costs. In addition, the nine months ended November 30, 2018 included a charge of $1.3 million for assets impairments, employee severance and other disposal costs related to the consolidation of two galvanizing facilities in the Gulf Coast region of the United States. No such charges were recorded in fiscal 2020.
Corporate Expenses
Corporate expenses increased by $4.2 million or 58.8%, and $5.2 million or 18.6%, respectively, for the three and nine months ended November 30, 2019 as compared to the same periods in fiscal 2019. These increases were primarily attributable to higher employee compensation costs, including stock-based compensation, and outside services. In the prior year comparable periods, we recorded lower share-based compensation expense as a result of certain employee performance share unit grants that were forfeited when various vesting conditions were not satisfied during those periods.
Interest Expense
Interest expense for the three and nine months ended November 30, 2019 was $3.3 million and $10.4 million, respectively as compared to $3.7 million and $11.5 million for the respective prior year comparable periods. These decreases were primarily attributable to lower average outstanding debt balances and somewhat lower interest rates on variable rate debt. Our gross debt to equity ratio was 0.39 to 1 as of November 30, 2019, compared to 0.46 to 1 as of November 30, 2018.
Income Taxes
The provision for income taxes reflects an effective tax rate of 28.6% and 22.3% for the three and nine months ended November 30, 2019, respectively, as compared to 17.8% and 19.9% for the respective prior year comparable periods. The increases in the effective tax rates were primarily attributable to fiscal year 2019 tax return to provision adjustments that were recorded during the three months ended November 30, 2019. For the nine months ended November 30, 2019, the increase in the effective tax rate was partially offset by a one time deferred income tax benefit recognized in the second quarter related to errors corrected during a deferred income tax review.
.

Westinghouse Electric Company Bankruptcy Case
We had existing contracts with subsidiaries of Westinghouse Electric Company (“WEC”). WEC and the relevant subsidiaries (the "Debtors") filed relief under Chapter 11 of the Bankruptcy Code on March 29, 2017 in the United States Bankruptcy Court for the Southern District of New York, jointly administered as In re Westinghouse Electric Company, et al., Case No. 17-10751 (the "Bankruptcy Case"). The Company has been collecting on post-petition amounts due and owed. On February 22, 2018, the United States Bankruptcy Court for the Southern District of New York approved the Debtors’ Modified First Amended Disclosure Statement for the Joint Chapter 11 Plan of Reorganization. In the Disclosure Statement, the Debtors estimated a 98.9% to 100% distribution on Allowed General Unsecured Claims. We filed approximately $12.0 million of such claims with the court, which includes 100% of our pre-petition claims. In April 2019, for one of our plants, the Company entered into a settlement agreement with the third party bankruptcy administrator related to outstanding claims. The agreement amount of approximately $8.1 million represented 100% of those outstanding claims for such plant. The impact of the settlement noted above had no material impact on operating income for the period. During the second quarter of fiscal 2020, the Company received full and final payment of all outstanding amounts related to the bankruptcy and recorded a favorable non material income impact in the second quarter related to the final reconciliations of these accounts with our counter-parties.
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
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended November 30,
	2019	2018
Net cash provided by operating activities	$72,054	$58,104
Net cash used in investing activities	(82,834)	(21,329)
Net cash provided by (used in) financing activities	1,209	(39,274)
For the nine month period ended November 30, 2019, net cash provided by operating activities was $72.1 million, net cash used in investing activities was $82.8 million, net cash provided by financing activities was $1.2 million, and a decrease of $0.1 million from the net effect of exchange rate changes on cash resulting in a net decrease in cash and cash equivalents of $9.7 million. In comparison to the comparable period in fiscal 2019, the results in the statement of cash flows for operating activities for the nine month period ended November 30, 2019, are primarily attributable to increased net income and to the positive impacts of changes in working capital. The Company's use of cash for investing activities was higher due to increased spending on acquisitions and capital expenditures. Net cash provided by (used in) financing activities was higher during the nine month period ended November 30, 2019 as compared to the prior year comparable period due primarily to increased net borrowings.
Our working capital was $232.2 million as of November 30, 2019, as compared to $213.8 million at February 28, 2019.
Financing and Capital
As of November 30, 2019, the Company had $255.0 million of floating and fixed rate notes outstanding with varying maturities through fiscal 2023 and the Company was in compliance with all of the covenants related to these outstanding borrowings. As of November 30, 2019, the Company had approximately $305.3 million of additional credit available for future draws or letters of credit.
For additional information on the Company's outstanding borrowings see Note 6 to the condensed consolidated financial statements and further below under Contractual Obligations.

Share Repurchase Program
In January of 2012, our Board authorized the repurchase of up to ten percent of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The Company did not make any repurchases of its common shares during the three or nine months ended November 30, 2019.
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
Off Balance Sheet Arrangements and Contractual Obligations
As of November 30, 2019, the Company did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
The following summarizes our operating lease obligations, purchase commitments, debt principal payments, and interest payments for the remainder of the next five fiscal years and beyond (in thousands):

	Operating Leases	Purchase Commitments (1)	Long-Term Debt	Interest (2)	Total
Fiscal:
2020	$2,330	$16,022	$—	$4,626	$22,978
2021	8,784	—	125,000	11,730	145,514
2022	8,416	—	—	4,955	13,371
2023	7,887	—	130,000	540	138,427
2024	7,079	—	—	—	7,079
Thereafter	26,062	—	—	—	26,062
Total	$60,558	$16,022	$255,000	$21,851	$353,431
(1) Purchase commitments consist of non-cancelable forward contracts to purchase zinc at various volumes and prices. All such contracts expire in fiscal 2020.
(2) For variable rate debt, interest payments are calculated using current interest rates.
As of November 30, 2019, we had outstanding letters of credit in the amount of $36.9 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods.

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
During the nine month period ended November 30, 2019, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended February 28, 2019.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk disclosures during the first nine months of fiscal 2020. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended February 28, 2019.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On November 4, 2019, Omid Atayi, acting on behalf of himself and a putative class of persons who purchased or otherwise acquired the Company’s securities between July 3, 2018 and October 8, 2019 (the “Class Period”), filed a class action complaint in the U.S. District Court for the Northern District of Texas against the Company and two of its executive officers, Thomas E. Ferguson and Paul W. Fehlman. Omid Atayi v. AZZ Inc., et al., Case No. 4:19-cv-00928-A. On December 2, 2019, the Defendants filed a Motion to Dismiss the Complaint, citing Plaintiff's failure to plead a viable claim for relief. On December 23, 2019, Plaintiff filed a Notice of Voluntary Dismissal of the Complaint. On that same date, the Court entered a Final Judgment dismissing the case without prejudice.
In addition, the Company and its subsidiaries are named defendants in various routine lawsuits incidental to our business.  These proceedings include labor and employment claims, worker’s compensation, various environmental matters, and commercial contract disputes, all arising in the normal course of business.  Although the outcome of these lawsuits or other proceedings cannot be predicted with certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other matters cannot be predicted at this time, management, after consultation with legal counsel, does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January of 2012, our Board authorized the repurchase of up to ten percent of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The Company did not make any repurchases of its common shares during the three months ended November 30, 2019.

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

AZZ Inc. (Registrant)

Date:	January 9, 2020	By:	/s/ Paul W. Fehlman
Paul W. Fehlman Senior Vice President and Chief Financial Officer