Form 10-K
period 2020-02-29
AZZ INC
filed 2020-04-29
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,066,597,439 based on the closing sale price as reported on the New York Stock Exchange. As of April 16, 2020, there were 26,147,964 shares of the registrant’s common stock ($1.00 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

AZZ INC.
FORM 10-K
For the Fiscal Year Ended February 29, 2020

Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand for the to products and services offered by AZZ, including demand by the metal coatings market, power generation markets, electrical transmission and distribution markets, and the industrial markets, each of which may be impacted by the ongoing COVID-19 pandemic where our ability to assess the future and full impact on the Company, our customers and our suppliers is limited. We could also experience fluctuations in prices and raw material cost, including zinc and natural gas, which are used in our hot dip galvanizing process or other potential supply-chain disruptions or customer requested delays of our products or services; changes in the political stability and economic conditions impacting our business in the domestic and foreign markets that we serve; customer requested delays of shipments; additional acquisition opportunities; currency exchange rates; adequacy of financing; availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; and acts of war or terrorism inside the United States or abroad. You are urged to consider these factors carefully in evaluating the forward-looking statements herein and are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by this cautionary statement. These statements are based on information as of the date hereof and AZZ assumes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I
Item 1. Business
AZZ Inc. (“AZZ”, the “Company”, “our” or “we”) was established in 1956 and incorporated under the laws of the state of Texas. We are a global provider of galvanizing and a variety of metal coating solutions, welding solutions, specialty electrical equipment and highly engineered services to the power generation, transmission, distribution, refining and industrial markets. We have two distinct operating segments: the Metal Coatings segment and the Energy segment. The Company's Metal Coatings segment is a leading provider of metal finishing solutions for corrosion protection, including hot dip galvanizing, powder coating, anodizing and plating to the North American steel fabrication and other industries. The Company's Energy segment is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in the energy markets worldwide.
Metal Coatings Segment
The Metal Coatings segment provides hot dip galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries through facilities located throughout the United States and Canada. Hot dip galvanizing is a metallurgical process in which molten zinc is applied to steel. The zinc alloying renders corrosion protection to fabricated steel for extended periods of up to 50 years. As of February 29, 2020, we operated forty galvanizing plants, one galvabar plant, and seven surface technologies plants, which are located in various locations throughout the United States and Canada.
Metal coating is a highly competitive business, and we compete with other galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternate forms of corrosion protection such as material selection (stainless steel or aluminum) or barrier protections such as powder coating, paint, and weathering steel. Our galvanizing markets are generally limited to areas within relatively close proximity to our metal coating plants due to the freight cost.
Zinc, the principal raw material used in the galvanizing process, is currently readily available, but can be subject to volatile pricing. We manage our exposure to commodity pricing of zinc by utilizing agreements with zinc suppliers that include fixed cost contracts to guard against escalating commodity prices. When possible, we also secure firm pricing for natural gas supplies with individual utilities. We may or may not continue to use these or other strategies to manage commodity risk in the future.

We typically serve fabricators or manufacturers that provide solutions to the electrical and telecommunications, bridge and highway, petrochemical and general industrial markets, and numerous original equipment manufacturers. We do not depend on any single customer for a significant amount of our sales, and the loss of any single customer would not have a material adverse effect on our consolidated sales or net income.
In April 2019, we completed the acquisition of all the outstanding shares of K2 Partners, Inc. (“K2”) and Tennessee Galvanizing, Inc. ("Tennessee Galvanizing"), two privately held companies. K2 provides powder coating and electroplating solutions to customers in the Midwest and Southeast from locations in Texas and Florida. Tennessee Galvanizing provides galvanizing solutions to customers throughout the United States. These acquisitions expanded our geographical reach in metal coating solutions and broadened our offerings in strategic markets.
In August 2019, we completed the acquisition of the assets of NuZinc, LLC, a privately held plating company in the Dallas-Fort Worth area. The acquisition increased our capability and capacity in electroplating solutions.
In September 2019, we completed the acquisition of all the assets of Preferred Industries, Ltd. ("Preferred"), a privately held company based in the Dallas-Fort Worth area. Preferred provides powder and e-coating solutions to the automotive, HVAC, marine, transportation, medical, industrial, and plastics industries. The acquisition broadened our offerings and expanded our network of surface technology plants.
In February 2018, we completed the acquisition of all the assets and outstanding shares of Rogers Brothers Company ("Rogers Brothers"), a privately held company, based in Rockford, Illinois. Rogers Brothers provides galvanizing solutions to a multi-state area within the Midwest. The acquisition supported our goal of continued geographic expansion as well as portfolio expansion of our metal coatings solutions.
In June 2017, we completed the acquisition of the assets of Enhanced Powder Coating Ltd., (“EPC”), a privately held, high specification, National Aerospace and Defense Contractors Accreditation Program, ("NADCAP"), certified provider of powder coating, plating and anodizing services based in Gainesville, Texas. EPC, founded in 2003, offers a full spectrum of finish technology including powder coating, abrasive blasting and plating for heavy industrial, transportation, aerospace and light commercial industries. The acquisition of EPC is consistent with our strategic initiative to grow our Metal Coatings segment with products and services that complement our industry-leading galvanizing business.
For additional information on the Metal Coatings segment's operating results, see Results of Operations within Item 7. For additional financial information by segment, see Note 12 to the consolidated financial statements.
Energy Segment
AZZ's Energy segment is a leading provider of specialized products and services designed to support primarily industrial and electrical applications. Our product offerings include custom switchgear, electrical enclosures, medium and high voltage bus ducts, explosion proof and hazardous duty lighting, nuclear safety-related equipment and tubular products. In addition to our product offerings, AZZ's Energy segment focuses on extension of life cycle for the power generation, refining and industrial infrastructure, through automated weld overlay solutions for corrosion and erosion mitigation. The markets for our Energy segment are highly competitive and consist of large multi-national companies, along with numerous small independent companies. Competition is based primarily on product quality, range of product line, price and service. While some of our competitors are much larger than us, our Energy segment offers some of the most technologically advanced solutions and engineering resources developed from a legacy of proven, reliable product options, allowing AZZ Energy to be ideally positioned to meet the most challenging application-specific demands.
Copper, aluminum, steel and nickel based alloys are the primary raw materials used by this segment. We do not foresee any availability issues for these materials. We do not contractually commit to minimum purchase volumes and increases in price for these items are normally managed through escalation clauses in our customer’s contracts, which the customers may not always accept. In addition, we work to obtain firm pricing contracts from our vendors on these materials at the time we receive orders from our customers in order to minimize price volatility risk.
We sell Energy segment products through our internal sales force, manufacturers’ representatives, distributors and agents. We are not dependent on any single customer for this segment, and we do not believe that the loss of any single customer would have a material adverse effect on our consolidated revenues or net income.
In February 2020, we completed the sale of our nuclear logistics business reported within our Energy segment. We received net cash proceeds of $23.6 million and recognized a loss on disposal of $18.6 million. The strategic decision to divest of the business reflects our longer term strategy to focus on core businesses and markets. In addition, for fiscal year 2020, we recorded impairment charges of $9.2 million related to the exit from the nuclear certified portion of our industrial welding solutions business.

In March 2018, we purchased certain assets through a bankruptcy sales process from Lectrus Corporation, a privately-held corporation based in Chattanooga, Tennessee. Lectrus designs and manufactures custom electrical metal enclosures and provides electrical and mechanical integration. This acquisition expanded our market reach to the Southwest states, brought us additional capability to process large, multi-segment enclosures in Lectrus' large manufacturing facility and complemented our current metal enclosure facilities in Kansas and Maryland.
In September 2017, we completed the acquisition of all the assets and outstanding shares of Powergrid Solutions, Inc. ("PSI"), a privately held company, based in Oshkosh, Wisconsin. PSI designs, engineers and manufactures customized low and medium-voltage power quality, power generation and distribution equipment. PSI’s product portfolio includes metal-enclosed, metal-clad and padmount switchgear, serving the utility, commercial, industrial and renewable energy markets since 1982. The acquisition of PSI is a key addition to the Company's electrical switchgear portfolio. The addition of PSI’s low-voltage and padmount switchgear allowed AZZ to offer a comprehensive portfolio of customized switchgear solutions to both existing and new customers in a diverse set of industries.
For additional information regarding the Energy segment's backlog and operating results, see Results of Operations within Item 7. For additional financial information by segment, see Note 12 to the Consolidated Financial Statements.
Employees
As of February 29, 2020, the Company employed approximately 4,343 persons consisting of approximately 3,833 in the United States, 214 in Canada, 234 in Europe, and 62 in other countries.

Information About Our Executive Officers

Name	Age	Business Experience of Executive Officers for Past Five Years Position or Office with Registrant or Prior Employer	Held Since
Thomas E. Ferguson	63	President and Chief Executive Officer Chief Executive Officer, FlexSteel Pipeline Technologies, Inc. President, Flow Solutions Group, Flowserve Corporation President, Pump Division, Flowserve Corporation	2013 2013-2013 2009-2012 2003-2009
Paul W. Fehlman	56
Senior Vice President of Finance, Chief Financial Officer
Vice President, Finance, Engineered Products Division, Flowserve Corp.
Vice President, Investor Relations and FP&A, Flowserve Corporation
Vice President, Treasurer, Flowserve Corporation
			2014 2011-2013 2009-2011 2004-2009
Tara D. Mackey	50
Chief Legal Officer and Secretary
Chief Legal Counsel and Corporate Secretary, First Parts, Inc.
General Counsel and Corporate Secretary, Silverleaf Resorts Inc.
VP, Assistant General Counsel and Corporate Secretary, SuperMedia LLC
			2014 2013-2014 2011-2013 2008-2011
Matt Emery	53	Chief Information and Human Resource Officer Senior Director of Information Technologies, Hewlett-Packard	2013 2004-2013
Philip Schlom	55
Vice President and Chief Accounting Officer
Vice President - Finance, Audit, Controls and Continuous Improvement, Exterran Corporation
Vice President, Global Compliance and Internal Audit, Parker Drilling Company
Vice President - Finance, Parker Drilling Company
Chief Accounting Officer, Parker Drilling Company

			2019 2017-2019 2014-2017 2013-2014 2009-2013
Chris Bacius	59	Vice President, Corporate Development Vice President Mergers & Acquisition, Flowserve Corporation Vice President Business Development, Flowserve Corporation	2014 2012-2014 2009-2012
Michael Doucet	47
Senior Vice President - Surface Technologies & Galvabar
Vice President and General Manager - Galvabar
President & Chief Operating Officer - L&M Steel Co., Inc.
Director of Sales, Central Region Mills & Rebar Fabrication - Commercial Metal Company
Vice President & General Manager, PC Wholesale

			2018 2017-2018 2013-2018 2002-2013 1998-2001
Gary Hill	55
President and General Manager - AZZ Industrial Group
Vice President and General Manager - AZZ WSI LLC
Managing Director, Aquilex WSI-Europe
Vice President, Marketing, Aquilex
Vice President and General Manager - Crane Co.
			2017 2013-2017 2011-2013 2008-2011 2004-2008
Ken Lavelle	63
President and General Manager - Electrical Platform
President, Lavelle Management Consultant
President, Global Seals & Systems Operation - Flowserve Corporation
Vice President, General Manager, FSG North America - Flowserve Corporation
			2017 2016-2017 2012-2016 2009-2012
Bryan Stovall	55	President - AZZ Galvanizing Solutions Senior Vice President - Metal Coatings Vice President, Galvanizing - Central Operations Vice President, Galvanizing - Southern Operations	2019 2018-2019 2013-2018 2009-2012
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
Corporate Governance and Sustainability
Our Company’s Board of Directors (the “Board”), with the assistance of its Nominating and Corporate Governance Committee, has adopted Corporate Governance Guidelines that set forth the Board’s policies regarding corporate governance and sustainability. In connection with the Board’s responsibility to oversee our legal compliance and conduct business based upon a foundation of the highest business ethics and social responsibility, the Board has adopted the following policies: a Code of Conduct, which applies to the Company’s officers, directors and employees; a Vendor Code of Business Conduct that applies to dealings with our customers, suppliers, vendors, third-party representatives, including agents, and business partners; Human Rights Policy; and Environmental Health and Safety Policy.
The Board has adopted charters for each of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. You may review the Corporate Governance Guidelines, Codes of Conduct or any of our sustainability or corporate social responsibility policies, and our Committee charters under the Heading “Investor Relations,” subheadings “Corporate Governance,” or "Corporate Social Compliance" on our website at: http://www.azz.com
You may also obtain a copy of these documents by mailing a request to:

AZZ Inc.
Investor Relations
One Museum Place, Suite 500
3100 West 7th Street
Fort Worth, TX 76107

Item 1A. Risk Factors
Our business is subject to a variety of risks, including but not limited to the risks described below, which we believe are the most significant risks and uncertainties facing our business. Additional risks and uncertainties not known to us or not described below may also impair our business operations in the future. If any of the following risks actually occur, our business, financial condition and results of operations and future growth could be negatively or materially impacted.
Our business segments operate in highly competitive markets.
Many of our competitors, primarily in our Energy Segment, are significantly larger and have substantially more resources than AZZ. Competition is based on a number of factors, including price. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their products and services at lower prices than we are able to provide. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services or products that are superior in price, delivery time or quality in the future. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industries, maintain our customer base at current levels or increase our customer base.
Our operating results may vary significantly from quarter to quarter.
Our quarterly results may be materially and adversely affected by:

•	the timing and volume of work under new or existing agreements;

•	general economic conditions;

•	fluctuations in the budgetary spending of customers, including seasonality;

•	variations in the margins of projects performed during any particular quarter;

•	losses experienced in our operations not otherwise covered by insurance;

•	delays of raw materials or component suppliers;

•	a change in the demand or production of our products and our services caused by severe weather conditions;

•	a change in the mix of our customers, contracts and business;

•	changes in customer delivery schedules;

•	unstable political economic conditions and public health issues delaying customer operations;

•	increases in design, manufacturing or transportation costs; and

•	the ability of customers to pay their invoices when owed to us.
Accordingly, our operating results in any particular quarter may not be indicative of the results expected for any other quarter or for the entire year.
We may be unsuccessful at implementing and generating internal growth from our Strategic Growth Initiatives.
Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	attract new customers, internationally and domestically;

•	integrate regulatory changes;

•	increase the number or size of projects performed for existing customers;

•	hire and retain employees; and

•	increase volume utilizing our existing facilities.
Many of the factors affecting our ability to generate internal growth through our initiatives may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business.
The departure of key personnel could disrupt our business.
We depend on the continued efforts of our executive officers and senior management team. We cannot be certain that any individual will continue in such capacity for any particular period of time. The future loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business.

Our business requires skilled labor, and we may be unable to attract and retain qualified employees.
Our ability to maintain our productivity and profitability could be limited by an inability to employ, train and retain skilled personnel necessary to meet our labor requirements. We may experience shortages of qualified personnel. We cannot be certain that we will be able to maintain an adequately skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expense will not increase as a result of shortage in the supply of skilled personnel. Labor shortages or increased labor costs could impair our ability to maintain our profit margins or sustain and grow our revenues.
Actual and potential claims, lawsuits, and proceedings could ultimately reduce our profitability and liquidity and negatively impact our financial condition.
In the future, the Company could be named as a defendant in legal proceedings claiming damages from us in connection with the operation of our business. Most of the actions against us arise out of the normal course of business related to commercial disputes regarding the equipment we manufacture or the services we provide. We could potentially be a plaintiff in legal proceedings against customers, in which we seek to recover payments of contractual amounts due to us, and indemnity claims for increased costs or damages incurred by our Company. When appropriate, we establish provisions against certain legal exposures, and we adjust such provisions from time to time according to ongoing developments related to each case. If in the future our assumptions and estimates related to such exposures prove to be inadequate or incorrect, or we have material adverse claims or lawsuits, they could harm our business reputation, divert management resources away from operating our business, and result in a material adverse effect on our business, results of operations, cash flow or financial condition.
Technological innovations by competitors may make existing products and production methods obsolete.
All of the manufactured products and services sold by the Company depend upon the best available technology for success in the marketplace. The competitive environment is highly sensitive to technological innovation in both segments of our business. It is possible for our competitors, both foreign and domestic, to develop new products, production methods or technology which would make our current products, services or methods obsolete or at least hasten their obsolescence or materially reduce our competitive advantage in the markets that we serve.

Catastrophic events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
The occurrence of catastrophic events ranging from acts of war and terrorism, natural disasters such as earthquakes, tsunamis, hurricanes, or the outbreaks of epidemic, pandemic or contagious diseases such as the recent novel coronavirus, could potentially cause disruptions in our business. These disruptions could include the temporary closures of our facilities or the facilities of our customers or suppliers and their contract manufacturers, which could restrict to our ability to complete projects on schedule. Any disruption of our customers or suppliers and their contract manufacturers could likely impact our sales and operating results. In addition, continued pandemic, or the spread of any other contagious diseases could adversely affect the economies and financial markets of many countries, and result in an economic downturn that could affect the demand for our products and services. These situations are outside of the Company’s control and any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our operations could be adversely impacted by the effects of future changes to the law and government regulations regarding emissions, the global environment and other sustainability matters.
Various regulations have been implemented regarding emissions, the global environment and other sustainability matters. We cannot predict future changes in the law and government regulations regarding emissions, the global environment and other sustainability matters, , or what actions may be taken by our customers or other industry participants in response to any future legislation. Such changes in the laws, governmental regulations could negatively impact our business or the demand for our products and services by customers and other industry related participants, and could result in a negative impact to our operations, or profitability, or our ability to perform projects in any respective regions.
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
In August 2012, the SEC adopted a rule pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act which established annual disclosure and reporting requirements for publicly-traded companies that use tin, tantalum, tungsten or gold (collectively, “conflict minerals”) mined from the Democratic Republic of Congo and adjoining countries in their products. There are costs associated with complying with these disclosure requirements, including costs for due diligence to determine the source of any conflict minerals used in our products and other potential changes to products, processes, or sources of supply. Despite our continued due diligence efforts, in the future we may be unable to verify the origin of all conflict minerals used in our component products. As a result, we could potentially face reputational and other challenges with customers that require that all of the components incorporated in our products be certified as conflict-free.
Our acquisition strategy involves a number of risks.
We intend to pursue continued growth through acquiring the assets of target companies that will enable us to (i) expand our product and service offerings and (ii) increase our geographic footprint. We routinely review potential acquisitions. However, we may be unable to implement this growth strategy if we are not able to reach agreement on mutually acceptable terms. Moreover, our acquisition strategy involves certain risks, including:

•	risks and liabilities from our acquisitions that may not be discovered during the preacquisition due diligence process;

•	difficulties in the post acquisition integration of operations and systems;

•	the termination of relationships with key personnel and customers of the acquired company;

•	the potential failure to add additional employees to manage the increased volume of business;

•	additional post acquisition challenges and complexities in areas such as tax planning, treasury management, financial reporting and legal compliance;

•	a disruption of our ongoing business or an inability of our ongoing business to receive sufficient management attention; and

•	a failure to realize the cost savings or other financial benefits we anticipated or modeled prior to acquisition.
Future acquisitions may require us to obtain additional equity or debt financing, which may not be available to us.
Our business segments are sensitive to economic downturns.
If the general level of economic activity deteriorates from current levels, our customers may delay or cancel new projects. If there is a reduction in demand for our products or services, as a result of a downturn in the general economy, there could be a material adverse effect on price levels and the quantity of goods and services purchased, therefore adversely impacting our revenues, consolidated results from operations and cash flows. A number of factors, including financing conditions and potential bankruptcies in the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future and pay for services or equipment. Certain economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure raw materials and components to meet our customers’ demand for our products in the future. Other various factors drive demand for our products and services, including the price of oil, economic forecasts and financial markets. Uncertainty in the global economy and financial markets could impact our customers and could in turn severely impact the demand for corporate infrastructure projects that would result in a reduction in orders for our products and services. All of these factors combined together could materially impact our business, financial condition, cash flows and results of operations and potentially impact the trading price of our common stock.
International events and political issues may adversely affect our Energy and Metal Coatings segments.
A portion of the revenues from our Energy and Metal Coatings segments are from international markets. The occurrence of any of the risks described below could have an adverse effect on our consolidated results of operations, cash flows and financial condition:

•	political and economic instability in the countries we conduct business;

•	social unrest, acts of war and terrorism, natural disasters, and global outbreaks of contagious diseases;

•	inflation;

•	currency fluctuation, devaluations and conversion restrictions;

•	governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds;

•	trade restrictions, tariffs and economic embargoes by the United States or other countries; and

•	travel restrictions placed upon personnel, limiting travel to install equipment or perform services for our customers

Fluctuations in the price and supply of raw materials and natural gas for our business segments may adversely affect our operations.
In our Metal Coatings segment, zinc and natural gas represent a large portion of our cost of sales. The prices of zinc and natural gas are subject to volatility. We purchase a wide variety of raw materials for our Energy segment to manufacture our products, including copper, aluminum, steel and nickel. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability. The following factors, which are beyond our control, affect the price of raw materials and natural gas for our business segments: supply and demand; freight costs and transportation availability; trade duties and taxes; and labor disputes. We seek to maintain operating margins by attempting to increase the price of our products and services in response to increased costs, but may not be successful in passing these price increases through to our customers
Climate change could impact our business.
Climate changes could result in an adverse impact on our operations, particularly in hurricane prone or low lying areas near the ocean. At this time, the Company is not able to speculate as to the potential timing or impact from potential global warming and other natural disasters, however the Company believes that it currently has adequate insurance coverage and disaster recovery plans related to any potential natural disasters that might occur at any of the Company’s sites.
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
We maintain a backlog of work in our Energy segment due to the lead time required to design, procure and manufacture our Energy products or services. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Backlog develops as a result of new business secured, which represents the contractual value of new project commitments received by us during a given period. Backlog consists of orders which have either (1) not been started or (2) are in progress and are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, orders recorded as new business or new backlog are cancelled. In the event cancellation, we are often reimbursed for certain costs and the margin on those costs, but typically have no contractual right to the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, we may also incur additional costs resulting from underutilized assets if orders are cancelled.

Adoption of new or revised employment and labor laws and regulations could make it easier for our employees to obtain union representation and our business could be adversely impacted.
Other than a nominal number of employees at four of our wholly-owned subsidiaries, none of our employees are currently represented by unions. However, our U.S. based employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If a large portion of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our operating costs and adversely impact our profitability. Any changes in regulations, the imposition of new regulations, or the enactment of new legislation could have an adverse impact on our business; to the extent it becomes easier for workers to obtain union representation.
AZZ’s flexibility to operate its business could be impacted by provisions in its debt obligations.
AZZ’s debt instruments contain covenants which restrict or prohibit certain actions (“negative covenants”), including, but not limited to, the Company's ability to incur debt, create or suffer to exist liens, capital spending limits, engage in certain merger, acquisition, or divestiture actions, or increase dividends beyond a specific level. AZZ’s debt instruments also contain covenants requiring AZZ to, among other things, maintain specified financial ratios (“affirmative covenants”). Failure to comply with these negative covenants and affirmative covenants could result in an event of default that, if not cured or waived, could restrict the Company’s access to liquidity and have a material adverse effect on the Company’s business or prospects. If the Company does not have enough cash to service its debt or fund other liquidity needs, AZZ may be required to take actions such as requesting a waiver from lenders, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. AZZ cannot assure that any of these remedies can be effected on commercially reasonable terms or at all.

A failure in our operational systems or cyber security attacks on any of our facilities, or those of third parties, may affect adversely our financial results.

Our business is dependent upon our operational systems to process a large amount of data and complex transactions. If any of our financial, operational, or other data processing systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. Due to increased technology advances, we have become more reliant on technology to help increase efficiency in our business. We use computer programs to help run our financial and operations sectors, and this may subject our business to increased risks. Any future cyber security attacks that affect our facilities, our customers and any financial data could have a material adverse effect on our business. In addition, cyber attacks on our customers, suppliers and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer operational system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.

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
 Pursuant to the Sarbanes-Oxley Act of 2002, we are required to document and test our internal controls over financial reporting and to provide a report of management’s assessment of the effectiveness of such controls. The Company had a material weakness in its internal control over financial reporting as of February 29, 2020 related to the accounting for income taxes. Although we are working to fully remediate this material weakness, there can be no assurance as to when the remediation plan will be fully implemented and executed. Any material weakness in our internal control over financial reporting that has not been remediated or that may occur in the future could result in misstatements of our consolidated financial statements, restatements of those financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company's global headquarters and executive offices are located in leased office space in Fort Worth, Texas. Our major manufacturing facilities, defined as those exceeding 20,000 square feet, were as follows as of February 29, 2020:

			Square Footage
Segment	Location	Facilities	Total	Owned	Leased
Metal Coatings	United States	45	2,621,188	2,223,463	397,725
	Canada	3	175,102	175,102	—
Energy	United States	14	1,112,586	260,381	852,205
	Canada	1	21,297	—	21,297
	Europe	2	84,674	—	84,674
Total		65	4,014,847	2,658,946	1,355,901
The Company believes that its current facilities are adequate to meet the requirements of its present and foreseeable future operations. See Note 13 to the consolidated financial statements included in Item 8 of this Form 10-K for additional information regarding the Company's lease obligations.
Item 3. Legal Proceedings
The Company and its subsidiaries are named defendants and plaintiffs in various routine lawsuits incidental to our business.  These proceedings include labor and employment claims, use of the Company’s intellectual property, worker’s compensation, environmental  matters, and various commercial disputes, all arising in the normal course of business.  Although the outcome of these lawsuits or other proceedings cannot be predicted with certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other matters cannot be predicted at this time, management, after consultation with legal counsel believes it has strong defenses to all of these matters and does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General
Our common stock, $1.00 par value (“Common Stock”), is traded on the New York Stock Exchange under the symbol “AZZ”. As of April 16, 2020, we had approximately 386 holders of record of our Common Stock, not including those shares held in street or nominee name. Item 12 of this Annual Report on Form 10-K contains certain information related to our equity compensation plans.

Dividend Policy
The payment of dividends is within the discretion of our Board and is dependent on our earnings, capital requirements, operating and financial condition and other factors. AZZ has paid dividends quarterly over the last three fiscal years. Dividends paid totaled $17.8 million, $17.7 million, and $17.7 million during fiscal 2020, 2019, and 2018, respectively. Dividend payments may be restricted to total payments of $20.0 million per fiscal year based on covenants with the Company's lenders in the event that the Company's leverage ratio (defined as net debt to EBITDA) exceeds 3.0 to 1.0. Currently there are no restrictions on dividend payments. Any future dividends payments will be reviewed each quarter and declared by the Board of Directors at its discretion.

Purchases of Equity Securities
In January 2012, our Board authorized the repurchase of up to ten percent of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Future repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. Share repurchases may be restricted to total repurchases of $50.0 million per fiscal year based on covenants with the Company's lenders in the event that the Company's leverage ratio exceeds 3.0 to 1.0. Currently there are no restrictions on share repurchases.
During the three months ended February 29, 2020, we made the following repurchases of our Common Stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

December 1 - 31	—	—	—	1,052,800
January 1 - 31	130,800	$43.34	130,800	922,000
February 1 - 29	—	—	—	922,000
Total	130,800	$43.34	130,800	922,000
We also withhold common stock shares associated with net share settlements to cover employee tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. See Note 10 to the consolidated financial statements included in Item 8 of this Form 10-K for additional information regarding our equity incentive plans.

Stock Performance Graph
The following graph illustrates the five-year cumulative total return on investments in our Common Stock, the Index for NYSE Stock Market (U.S. Companies) and the Index for NYSE Stocks (SIC 5000-5099 US Companies). These indices are prepared by Zacks Investment Research, Inc. The Company's Common Stock is listed on The New York Stock Exchange and AZZ is operates in two industry segments. The shareholder return shown below is not necessarily indicative of future performance. Total return, as shown, assumes $100 invested on February 28, 2015, in shares of AZZ Common Stock and each index, all with cash dividends reinvested. The calculations exclude trading commissions and taxes.
Comparison of Five Year-Cumulative Total Returns
Value of $100 Invested on February 28, 2015
For Fiscal Year Ended on the Last Day of February

AZZ Inc.
NYSE Stock Market (US Companies)
NYSE Stocks (SIC 5000-5099 US Companies) Wholesale Trade—Durable Goods
$250
$200
$150
$100
$50
$0
$135.14
$129.24
$86.86
2/28/2015
2/29/2016
2/28/2017
2/28/2018
2/28/2019
2/29/2020

 Legend

Symbol	CRSP Total Returns Index for:	2/15	2/16	2/17	2/18	2/19	2/20
	AZZ Inc.	100.00	112.53	132.14	93.32	106.66	86.86
	Index for NYSE Stock Market (US Companies)	100.00	90.20	113.59	126.91	133.40	135.14
	Index for NYSE Stocks (SIC 5000-5099 US	100.00	96.77	124.24	140.12	132.77	129.24
	Companies) Wholesale Trade - Durable Goods
Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100 on February 28, 2015.

 Item 6. Selected Financial Data

	Fiscal Year
	2020 (a)	2019 (b)	2018 (c)	2017 (d)	2016 (e)
	(In thousands, except per share amounts)
Summary of operations:
Net sales	$1,061,817	$927,087	$810,430	$863,538	$889,400
Net income	48,234	51,208	45,169	61,264	75,544
Earnings per share:
Basic earnings per common share	1.84	1.97	1.74	2.36	2.93
Diluted earnings per common share	1.84	1.96	1.73	2.35	2.91
Total assets	1,073,831	1,088,570	1,028,209	978,354	988,201
Total debt	203,000	241,000	301,286	272,290	326,982
Total liabilities	439,465	484,842	463,006	445,218	503,831
Shareholders’ equity	634,366	603,728	565,203	533,136	484,370
Working capital	73,949	213,774	197,415	160,282	165,976
Cash provided by operating activities	144,759	111,476	76,810	111,176	143,589
Capital expenditures	35,044	25,616	29,612	41,434	39,861
Depreciation & amortization	50,194	50,245	50,526	50,357	47,417
Cash dividend per common share	0.68	0.68	0.68	0.64	0.60
Weighted average shares outstanding - basic	26,191	26,038	25,970	25,965	25,800
Weighted average shares outstanding - diluted	26,281	26,107	26,036	26,097	25,937

(a)
Includes the acquisitions of K2 Partners, Inc. and Tennessee Galvanizing, Inc. in April 2019, NuZinc, LLC in August 2019, and Preferred Industries, Ltd. in September 2019. In addition, fiscal year 2020 includes a loss on disposal of business of $18.6 million and impairment charges of $9.2 million.

(b)
Includes the acquisition of Lectrus Corporation in March 2018. Also includes the adoption of ASU 2016-02, Leases (Topic 842) and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) on March 1, 2018.

(c)
Includes the acquisitions of Enhanced Powder Coating, Ltd. in June 2017, Powergrid Solutions, Inc. in September 2017, and Rogers Brothers Company in February 2018. In addition, fiscal year 2018 includes impairment charges of $10.8 million.

(d)	Includes the acquisition of Power Electronics, Inc. in March 2016.

(e)	Includes the acquisitions of US Galvanizing, LLC in June 2015 and Alpha Galvanizing Inc. in February 2016.
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
A discussion regarding our financial condition and results of operations as well as our liquidity and capital resources for fiscal year 2019 compared to fiscal year 2018 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.azz.com/investor-relations.
Overview
As mentioned in Item 1, the Company operates two distinct business segments, the Metal Coatings segment and the Energy segment. Our discussion and analysis of financial condition and results of operations is divided by each of our segments along with corporate costs and other costs not specifically identifiable to a segment. For a reconciliation of segment operating income to consolidated operating income, see Note 12 to the consolidated financial statements. References herein to fiscal years are to the twelve-month periods that end in February of the relevant calendar year. For example, the twelve-month period ended February 29, 2020 is referred to as “fiscal 2020” or “fiscal year 2020.”

Results of Operations
For the fiscal year ended February 29, 2020, we recorded net sales of $1,061.8 million compared to prior year’s net sales of $927.1 million. Of total net sales for fiscal 2020, approximately 47.0% were generated from the Metal Coatings segment and approximately 53.0% of our net sales were generated from the Energy segment. Net income for fiscal 2020 was $48.2 million compared to $51.2 million for fiscal 2019. Net income as a percentage of net sales was 4.5% for fiscal 2020 as compared to 5.5% for fiscal 2019. Earnings per share decreased by 6.1% to $1.84 per share for fiscal 2020 compared to $1.96 per share for fiscal 2019, on a diluted basis.
The results for fiscal 2020 include a loss on divestiture of $18.6 million related to the sale of our nuclear logistics business and impairment charges of $9.2 million related to the exit from the nuclear certified portion of our industrial welding solutions business.
Year ended February 29, 2020 compared with year ended February 28, 2019
Backlog
Our entire backlog, which is inclusive of transaction taxes for certain foreign subsidiaries, relates to our Energy segment. We ended fiscal 2020 with a backlog of $243.8 million, a decrease of $89.1 million or 26.8% compared to fiscal 2019. The book to revenue ratio decreased in fiscal 2020 as compared to fiscal 2019. The book to revenue ratio was 0.92 to 1 for fiscal 2020 and 1.07 to 1 for fiscal 2019. The reduction in book to revenue ratio in fiscal 2020 resulted from a current year reduction in backlog in China as we completed several large orders received in prior years.
The following table reflects bookings and revenues for fiscal 2020 and 2019.
Backlog Table
(In thousands)

	Period Ended	Amount	Period Ended	Amount
Backlog	2/28/2019	$332,894	2/28/2018	$265,417
Net bookings		972,722		988,558
Acquired backlog		—		6,006
Revenues recognized		(1,061,817)		(927,087)
Backlog	2/29/2020	$243,799	2/28/2019	$332,894
Book to revenue ratio		0.92		1.07

Net Sales
Our total net sales for fiscal 2020 increased by $134.7 million, or 14.5%, as compared to fiscal 2019.
The following table reflects the breakdown of revenue by segment (in thousands):

	Year Ended
	February 29, 2020	February 28, 2019
Net sales:
Metal Coatings	$498,989	$440,264
Energy	562,828	486,823
Total net sales	$1,061,817	$927,087
Our Metal Coatings segment, which consisted of forty galvanizing plants, one galvabar plant and seven surface technologies plants as of February 29, 2020, generated net sales of $499.0 million, a 13.3% increase from the prior year’s net sales of $440.3 million. The increase in sales was the result of higher selling prices and higher volumes of steel processed. The increase in volume was due primarily to our fiscal 2020 acquisitions and, in addition, we processed incrementally higher volumes at our pre-existing galvanizing facilities.
Our Energy segment recorded net sales for fiscal 2020 of $562.8 million, an increase of 15.6% compared to fiscal 2019 net sales of $486.8 million. The increase in net sales for fiscal 2020 was attributable to an uptick in the revenues for our electrical products, due primarily to the satisfaction of the revenue recognition criteria for certain large international electrical projects booked in the prior year, and increased revenues for our industrial solutions, due primarily to a large international refining project. In addition, we recognized increased revenues related to the Westinghouse bankruptcy settlement noted further below.
Operating Income
The following table reflects the breakdown of operating income (loss) by segment (in thousands):

	Year Ended
	February 29, 2020	February 28, 2019
Operating income (loss):
Metal Coatings	$107,926	$83,591
Energy	32,845	31,332
Corporate	(42,796)	(37,967)
Loss on disposal of business	(18,632)	—
Total operating income	$79,343	$76,956
Operating income for the Metal Coatings segment increased $24.3 million, or 29.1%, for fiscal 2020 to $107.9 million as compared to $83.6 million for the prior year. Operating margins were 21.6% for fiscal 2020 as compared to 19.0% for fiscal 2019.  These increases were primarily attributable to the increased volumes and selling prices described above and a decline in zinc costs. In addition, fiscal 2019 included a charge of $1.3 million for asset impairments, employee severance and other disposal costs related to the consolidation of two galvanizing facilities in the Gulf Coast region of the United States. No such charges were recorded in fiscal 2020.
Operating income for the Energy segment increased $1.5 million for fiscal 2020, to $32.8 million as compared to $31.3 million for fiscal 2019. Operating margins for this segment were 5.8% for fiscal 2020 as compared to 6.4% for fiscal 2019. The increase in operating income was primarily attributable to increased sales and utilization related to our industrial solutions and, to a lesser extent, due to the increased sales of our electrical products. However, this increase was significantly offset by an impairment charge of $9.2 million for certain intangibles and property, plant and equipment resulting from our decision to exit from the nuclear certified portion of our industrial welding solutions business. This impairment charge had a negative impact on margins as compared to the prior year comparative period.
Corporate expenses were $42.8 million for fiscal 2020 and $38.0 million for fiscal 2019. The increase is primarily attributable to higher employee related costs and stock-based compensation expense.
During the fourth quarter of fiscal 2020, we completed the sale of our nuclear logistics business reported within our Energy segment. We received net cash proceeds of $23.6 million and recognized a loss on disposal of $18.6 million. The strategic decision to divest of the business reflects our longer term strategy to focus on core businesses, markets and on our Metal Coatings segment. The historical annual sales, operating profit and net assets of the nuclear logistics business were not significant enough to qualify the sale as a discontinued operation.
Interest
Interest expense for fiscal 2020 decreased 10.1% to $13.5 million as compared to $15.0 million in fiscal 2019. This decrease is primarily attributable to lower interest rates on variable rate debt and lower average outstanding debt balances during the year. For additional information on outstanding debt, see Note 11 to the consolidated financial statements. As of February 29, 2020, we had gross outstanding debt of $203.0 million compared to $241.0 million at the end of fiscal 2019. AZZ's debt to equity ratio was 0.32 to 1 at the end of fiscal 2020 compared to 0.40 to 1 at the end of fiscal 2019.
Other (Income) Expense, Net
For fiscal 2020, we recorded other expense, net of $1.0 million as compared to other income, net of $1.0 million in fiscal 2019. For the current fiscal year, the activity consisted primarily of foreign currency losses resulting from unfavorable movements in exchange rates. For the prior fiscal year, the activity consisted primarily of adjustments related to a bankruptcy proceeding for a non-trade note receivable that ultimately settled at an amount higher than originally estimated.

Provision For Income Taxes
The provision for income taxes reflected an effective tax rate of 25.7% for fiscal 2020 and 18.7% for fiscal 2019. The increase is due primarily to state tax rate increases, reductions of realizable tax credits and non-material corrections to prior period reported amounts. During the fourth quarter, at the same time the Company was divesting of NLI, we identified a tax accounting correction to the NLI purchase accounting stemming from an original earn-out agreement treated differently for tax and book in prior years. The amount was determined to not be material to prior periods, and the tax accounting correction resulted in the Company recording a one-time tax expense of $1.9 million at February 29, 2020.
In March 2020, subsequent to the end of our fiscal year 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law to provide emergency assistance and health care response for businesses and others affected by the 2020 coronavirus pandemic. Significant changes impacting businesses include, but are not limited to (i) the businesses' ability to temporarily increase the allowable interest deduction by raising the interest expense limitation from 30% of adjusted taxable income ("ATI") to 50% of ATI for tax years beginning in 2019 and 2020, (ii) temporary suspension of the 80% taxable income limitation to allow net operating losses to fully offset taxable income for taxable years before 2021, (iii) a technical correction to the applicability of 100% bonus depreciation for qualified improvement property, and (iv) a provision for a retention credit for certain qualified wages paid by a qualified employer to an employee. We will account for the CARES Act during fiscal year 2021, the period of enactment, and we are currently evaluating the impact.
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
Coronavirus (COVID-19)
In March 2020, the World Health Organization declared the viral strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 has resulted in most governments issuing restrictive orders, including “shelter in place” orders around the globe to assist in mitigating the spread of the virus.
Subsequently, in March 2020, the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (CISA) department issued guidance clarifying that critical infrastructure industries have a responsibility to maintain operations while these restrictive measures are in place. The Company, based on input from the government as well as our customers, has continued most operations under the CISA guidelines in an effort to support critical infrastructure in the areas where we are either required to do so, or where we are able.
While we continue to support our customers, there remains uncertainties regarding the duration and, to what extent, if any, that the COVID-19 pandemic will ultimately have on the demand for our products and services or with our supply chain. We continue to closely monitor the situation as information becomes readily available and continue to take actions to provide for the safety of our personnel, and to support the requirements under CISA.
As of the date of this filing, our operations remain open globally and the impact to our personnel and operations has been limited by the effects of COVID-19. However, we are experiencing certain customer order deferrals until later in fiscal 2021, but there have been few outright customer order cancellations. Accordingly, we cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact our consolidated balance sheet, statements of income or statements of cash flows for fiscal year 2021.
We have substantial liquidity as further discussed below, with both cash on hand and with borrowing capacity under our revolving credit facility. In addition, we are closely monitoring our collection efforts from customers and payments to suppliers.

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
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Twelve Months Ended
	February 29, 2020	February 28, 2019
Net cash provided by operating activities	$144,759	$111,476
Net cash used in investing activities	(71,748)	(32,073)
Net cash used in financing activities	(59,739)	(74,812)
Net cash provided by operating activities for fiscal 2020 was $144.8 million compared to $111.5 million for fiscal 2019. The increase in cash provided by operating activities for fiscal 2020 as compared to fiscal 2019 is primarily attributable to an increase in non-cash charges, related primarily to the loss on disposal of the nuclear logistic business and other impairment charges, and positive impacts from improvements in working capital resulting from our stronger focus on collections and inventory management.
Net cash used in investing activities for fiscal 2020 was $71.7 million as compared to $32.1 million for fiscal 2019. The increase in cash used during fiscal 2020 was primarily attributable to increased acquisition activity and higher capital expenditures, partially offset from the net proceeds received from the divestiture of the nuclear logistics business. The breakdown of capital spending by segment for fiscal 2020, 2019 and 2018 can be found in Note 12 to the Consolidated Financial Statements.
Net cash used in financing activities for fiscal 2020 was $59.7 million compared to $74.8 million for fiscal 2019. The decrease in cash used for financing activities during fiscal 2020 was primarily attributable to lower net borrowings and was partially offset by increased treasury share activity.
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
The financial covenants, as defined in the 2017 Credit Agreement, require the Company to maintain on a consolidated basis a Leverage Ratio not to exceed 3.25:1.0 and an Interest Coverage Ratio of at least 3.00:1.0. The 2017 Credit Agreement will be used to finance working capital needs, capital improvements, dividends, future acquisitions, letter of credit needs and potential share repurchases.

Interest rates for borrowings under the 2017 Credit Agreement are based on either a Eurodollar Rate or a Base Rate plus a margin ranging from 0.875% to 1.875% depending on our Leverage Ratio (as defined in the 2017 Credit Agreement). The Eurodollar Rate is defined as LIBOR for a term equivalent to the borrowing term (or other similar interbank rates if LIBOR is unavailable). The Base Rate is defined as the highest of the applicable Fed Funds rate plus 0.50%, the Prime rate, or the Eurodollar Rate plus 1.0% at the time of borrowing. The 2017 Credit Agreement also carries a Commitment Fee for the unfunded portion ranging from 0.175% to 0.30% per annum, depending on our Leverage Ratio. The effective interest rate was 4.06% as of February 29, 2020.
As of February 29, 2020, we had $78.0 million of outstanding debt against the revolving credit facility and letters of credit outstanding in the amount of $14.4 million, which left approximately $357.6 million of additional credit available under the 2017 Credit Agreement.
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
As of February 29, 2020, the 2011 Senior Notes are reflected in current liabilities as the maturity date is January 2021. The Company has the ability and intent to fully settle these notes on the maturity date through a combination of additional borrowings that are available under the 2017 Credit Agreement, existing cash and cash equivalent balances and through cash generated from ongoing operations.
As of February 29, 2020, the Company was in compliance with all of its debt covenants.
Share Repurchase Program
In January of 2012, our Board authorized the repurchase of up to ten percent of the outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. During the twelve months ended February 29, 2020, the Company repurchased 130,800 shares for $5.8 million at an average price of $44.34 per share.
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

Off Balance Sheet Arrangements and Contractual Commitments
As of February 29, 2020, the Company did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
The following summarizes our operating lease obligations, purchase commitments, debt principal payments and interest payments for the next five years and beyond (in thousands):

	Operating Leases	Purchase Commitments (1)	Debt	Interest (2)	Total
Fiscal year:
2021	$8,311	$43,200	$125,000	$10,035	$186,546
2022	7,990	—	—	3,260	11,250
2023	7,505	—	78,000	421	85,926
2024	6,687	—	—	—	6,687
2025	5,755	—	—	—	5,755
Thereafter	17,494	—	—	—	17,494
Total	$53,742	$43,200	$203,000	$13,716	$313,658
(1) Purchase commitments consist of non-cancelable forward contracts to purchase zinc at various volumes and prices. All such contracts expire in fiscal 2021.
(2) For variable rate debt, interest payments are calculated using current interest rates.
In addition, as of February 29, 2020, we had outstanding letters of credit in the amount of $30.5 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods.
Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances and form the basis for our conclusions. We continually evaluate the information used to make these estimates. With the global economic contraction and uncertainty caused by the COVID-19 pandemic, certain of our accounting estimates, particularly estimates involving prospective financial information, may change as business and economic conditions change. Such changes, if they were to occur, could be material to the Company’s financial statements. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition, impairment of long-lived assets, identifiable intangible assets and goodwill, including purchase accounting, accounting for income taxes and stock-based compensation expense. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 to the Consolidated Financial Statements.
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
Metal Coatings Segment
Our Metal Coatings segment is a provider of hot dip galvanizing, powder coating and other metal coating applications to the steel fabrication and other industries. Within this segment, our contracts are typically governed by a customer purchase order or work order. The contract generally specifies the delivery of what constitutes a single performance obligation consisting of metal coating services. We combine contracts for revenue recognition purposes that are executed with the same customer within a short timeframe from each other and that purport to be for a single commercial objective.
We recognize revenue over time as the metal coating is applied to customer provided material as our process enhances a customer controlled asset. Contract modifications are rare within the Metal Coatings segment and most contracts are on a fixed price basis with no variable consideration.
Energy Segment
Our Energy segment is a provider of specialized products and services designed to support industrial, electrical and nuclear applications. Within this segment, the contract is governed by a customer purchase order and an executed product or services agreement. The contract generally specifies the delivery of what constitutes a single performance obligation consisting of either custom built products, custom services, or off-the-shelf products. When we enter into an arrangement with multiple performance obligations, the transaction price is allocated to each performance obligation based on the relative standalone selling prices of the goods or services being provided to the customer and revenue is recognized upon the satisfaction of each performance obligation. We combine contracts for revenue recognition purposes that are executed with the same customer within a short timeframe from each other and that purport to be for a single commercial objective.
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
Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets (unbilled receivables), and contract liabilities (customer advances and deposits) on the consolidated balance sheets, primarily related to our Energy segment. Amounts are billed as work progresses in accordance with agreed upon contractual terms, either at periodic intervals (e.g., weekly or monthly) or upon achievement of contractual milestones. Billing can occur subsequent to revenue recognition, resulting in contract assets. In addition, we sometimes receive advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.
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
Impairment of Long-Lived Assets, Identifiable Intangible Assets and Goodwill
We record impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment losses on long-lived assets are measured based on the excess of the carrying amount over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. A significant change in events, circumstances or projected cash flows could result in an impairment of long-lived assets, including identifiable intangible assets. An annual impairment test of goodwill is performed in the fourth quarter of each fiscal year. The test is calculated using the anticipated future cash flows after tax from our operating segments. Based on the present value of the future cash flows, we will determine whether an impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market, changes in economic conditions of these various markets, raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies. During fiscal 2020, 2019 and 2018, our testing concluded that none of our goodwill was impaired. See note 8 to the consolidated financial statements for information about the goodwill write-off related to the divestiture of our nuclear logistics business and note 5 to the consolidated financial statements regarding our impairment charges.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in commodity prices, interest rates and foreign currency exchange rates. As of February 29, 2020, we did not hold any derivative financial instruments.
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
Interest Rates
We had $78.0 million in gross debt outstanding at February 29, 2020 under our revolving credit facility. Because 100% of this debt has variable interest rates, we are subject to future interest rate fluctuations in relation to these borrowings which could potentially have a negative impact on our results of operations, financial position or cash flows.
Foreign Exchange Rates
The Company’s foreign exchange exposures result primarily from inter-company balances, sale of products in foreign currencies, foreign currency denominated purchases, employee-related and other costs of running operations in foreign countries. As of February 29, 2020, the Company had exposure to foreign currency exchange rates related to our operations in Canada, China, Brazil, Poland, and the Netherlands.
Sensitivity Analysis
We do not believe that a hypothetical change of 10% of the interest rate or currency exchange rate that are currently in effect or a change of 10% of commodity prices would have a significant adverse effect on our results of operations, financial position, or cash flows as long as we are able to pass along the increases in commodity prices to our customers. However, there can be no assurance that either interest rates, exchange rates or commodity prices will not change in excess of the 10% hypothetical amount or that we would be able to pass along rising costs of commodity prices to our customers, and such hypothetical change, if it occurred, could have an adverse effect on our results of operations, financial position, and cash flows.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
AZZ Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of AZZ Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 29, 2020, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended February 29, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020, and the results of its operations and its cash flows for the year ended February 29, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 29, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 29, 2020 expressed an adverse opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue recognition - Energy Customers
As described in Note 1, the Company recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The amount and timing of revenue recognition varies based on the nature of the goods or services provided and the terms and conditions of the Company’s contracts with customers. The Company enters into contracts with energy customers which generally specify the delivery of what constitutes a single performance obligation of either custom built products, custom services, or off-the shelf products. Management determines, based on the provisions of the customer contracts, whether revenue for a particular project should be recorded upon delivery of the product or service or whether a portion of the total expected contract revenue should be recognized over time as work progresses. This requires a detailed evaluation of each material contract. We determined that revenue recognition pertaining to energy customer contracts is a critical audit matter.
Our determination that revenue recognition pertaining to customer contracts is a critical audit matter results from the significant judgment exercised by management in determining the amount of revenue to recognize for a particular period. Processes involving higher amounts of management judgment include the interpretation of the provisions of customer contracts, which may include unique contract terms, to determine whether revenue should be recognized at a point in time or over time as work progresses. In addition, for contracts where management determines revenue should be recognized over time as work progresses, management must estimate both total expected project costs and expected gross margin, including evaluating customer change orders, for all uncompleted contracts to determine the appropriate amount of revenue to recognize. Given the high degree of management judgment involved in evaluating project estimates and estimating the amount of revenue to recognize, the audit effort required to evaluate management’s judgments in determining revenue recognition for the Company’s contracts with energy customers was extensive and required a high degree of auditor judgment.
Our audit procedures related to these aspects of the Company’s revenue recognition for customer contracts included the following:

•
We tested the effectiveness of internal controls over management’s review of customer contracts and change orders, to determine whether revenue should be recognized at a point in time or over time as work progresses.

•	We tested the effectiveness of internal controls over management’s estimation of the amount of revenue to recognize for customer contracts where revenue is recognized over time as work progresses.

•	We examined a sample of customer contracts to determine if management’s conclusions with respect to contract terms and revenue recognition appeared appropriate in the circumstances.

•	We evaluated the accuracy of estimates made by management in prior periods by comparing previous estimates to actual results.

•
We tested a sample of customer contracts for which management concluded that it was appropriate to recognize revenue over time as work progressed by evaluating key inputs and assumptions which impacted the amount of revenue recognized for each contract tested. The key inputs and assumptions included:

◦	The accumulation of historical costs incurred for the project,

◦	Management’s estimate of the total expected costs for the entire project, including costs yet to be incurred to complete the project, and

◦	Management’s estimate of the total expected gross margin to be realized upon completion of the project.
Measurement of loss (goodwill allocation) - NLI Divestiture
As described in Note 15, on February 29, 2020, the Company sold Nuclear Logistics LLC (“NLI”), a wholly owned subsidiary included in the Company’s Energy segment, to a third party. The Company recorded a loss of $18.6 million upon the sale, which was measured as the difference between the fair value of consideration received and the adjusted carrying value of the net assets of NLI. The determination of the adjusted carrying value of the net assets of NLI involved identifying and measuring the assets and liabilities of NLI, including goodwill allocated to NLI, as of the closing date of the transaction. NLI was previously included in an existing reporting unit for the purpose of periodic goodwill impairment testing. The allocation of goodwill to NLI was a necessary step in measuring the loss to record upon sale. As described in Note 8, management allocated $7.9 million of goodwill to NLI that was previously recorded at the reporting unit level. We determined that estimating the amount of loss to recognize for the February 29, 2020 sale of NLI is a critical audit matter.
Our determination that estimating the amount of loss to recognize for the sale of NLI is a critical audit matter results from the significant judgment exercised by management in determining the amount of goodwill to allocate to NLI for the purpose of measuring the loss. Allocating goodwill involved fair value measurements of multiple businesses within the reporting unit. The estimated fair value of those businesses was primarily based on financial forecasts, including the development of discounted cash flow models prepared by management with the assistance of third party valuation specialists. Those discounted cash flow models include inputs and assumptions that are subjectively determined and are sensitive to variations in key assumptions, which included but were not limited to estimated future revenues, gross margins, discount rates, income taxes, and other business assumptions. Management utilized a third party valuation specialist to assist with determining the estimated fair values of certain businesses. Given the high degree of management judgment involved in allocating goodwill to NLI for the purpose of measuring the loss to record, the audit effort required in testing the amount of loss recorded for the NLI divestiture was extensive and required a high degree of auditor judgment.
Our audit procedures related to these aspects of the Company’s accounting for the February 29, 2020 sale of NLI included the following:

•
We tested the effectiveness of internal controls over the accounting for the sale, including controls over the preparation and review of key inputs, data, and assumptions that had material impact on the Company’s fair value measurements used to determine how much goodwill to include in the measurement of the of loss to record upon the sale of NLI.

•
We tested key inputs, data, and assumptions that had a material impact on the Company’s fair value measurements used to measure the amount of loss to record upon the sale of NLI by examining audit evidence for key inputs, data, and assumptions and comparing such information to historical results, where applicable. We utilized our Firm’s valuation specialists to assist the audit engagement team in evaluating the competency of the Company engaged valuation specialist and to evaluate the appropriateness of the valuation approaches used by management’s valuation specialist.

•	We recomputed the adjusted carrying value of NLI based on information contained in the Company’s accounting records and the outcome of the goodwill allocation process described above.

•	We examined supporting evidence for the consideration exchanged in the transaction, which included inspecting applicable bank records.

•	We read the applicable transaction documents to ensure management’s accounting for the divestiture was consistent with the substance of the transaction.
Income Taxes
As described in Note 1, the Company’s accounting for income taxes requires the recognition of deferred tax assets, liabilities, and valuation reserve analysis for the expected future tax consequences of events that have been included in the financial statements and the recognition of liabilities for uncertain tax positions. The Company operates in multiple countries, which requires specialized knowledge of the income tax laws in various federal, state, and foreign jurisdictions. In addition, the Company’s acquisition and divestiture strategy adds complexity to the accounting for income taxes. We determined that the accounting for income taxes is a critical audit matter.
Our determination that the accounting for income taxes is a critical audit matter results from the specialized skill and knowledge required to properly account for income taxes and the significant amount of management judgement necessary to evaluate the realizability of deferred tax assets and the recognition of uncertain tax positions. Further impacting our determination were the changes management made to the Company’s processes and internal controls in the fourth quarter of the most recent fiscal year in response to a material weakness in internal controls related to income taxes as of February 29, 2020. The amount of specialized skill and knowledge necessary to account for income taxes, the high level of management judgment necessary, and the ineffective control environment required a significant audit effort, and required a high degree of auditor judgement.
Our audit procedures related to the accounting for income taxes included the following:

•
We tested the effectiveness of internal controls over the accounting for income taxes. Due to the ineffective control environment, as noted above, we increased the nature and extent of our substantive testing.

•
We utilized our Firm’s income tax specialists to assist the audit engagement team in evaluating the qualifications of the Company’s tax specialists and testing the Company’s income tax provision, including evaluating key areas of judgement related to assessing the realizability of the Company’s deferred tax assets and conclusions regarding uncertain tax positions.

•
We examined supporting evidence for the book and tax bases of the Company’s assets and liabilities on a sample basis and for the income tax rates applied to the bases differences to measure the Company’s deferred tax assets and liabilities.

•	We examined supporting evidence for current taxes payable, including inspecting income tax returns and testing the Company’s adjustments recorded upon the filing of those returns, on a sample basis.

•	We inquired about the status of any recent income tax audits and related findings, if any.

•	We tested the tax adjustments recorded for the Company’s current period business combinations and divestitures, including the use of our Firm’s valuation specialists when applicable.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
Dallas, Texas
April 29, 2020

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
AZZ Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of AZZ Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 29, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 29, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in internal controls related to the Company’s accounting for income taxes has been identified and included in management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 29, 2020. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements for the fiscal year ended February 29, 2020, and this report does not affect our report dated April 29, 2020 which expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Controls Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting related to the businesses of K2 Partners, Inc., NuZinc, LLC, or Preferred Industries, Ltd. As disclosed in Note 15, these businesses were acquired by the Company during the year ended February 29, 2020, and whose total assets and revenues were approximately 6.9 and 2.6 percent, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended February 29, 2020. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the acquired businesses.

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

/s/ GRANT THORNTON LLP
Dallas, Texas
April 29, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
AZZ Inc.
Fort Worth, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AZZ Inc. (the “Company”) and subsidiaries as of February 28, 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two fiscal years in the period ended February 28, 2019, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at February 28, 2019, and the results of their operations and their cash flows for each of the two fiscal years in the period ended February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ BDO USA, LLP

Dallas, Texas
May 17, 2019

AZZ INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Net sales	$1,061,817	$927,087	$810,430
Cost of sales	824,589	728,466	650,121
Gross profit	237,228	198,621	160,309

Selling, general and administrative	139,253	121,665	112,061
Loss on disposal of business	18,632	—	—
Operating income	79,343	76,956	48,248

Interest expense	13,463	14,971	13,860
Other expense (income), net	990	(1,020)	3,489
Income before income taxes	64,890	63,005	30,899
Income tax expense (benefit)	16,656	11,797	(14,270)
Net income	$48,234	$51,208	$45,169
Earnings per common share
Basic earnings per share	$1.84	$1.97	$1.74
Diluted earnings per share	$1.84	$1.96	$1.73
Weighted average shares outstanding
Basic	26,191	26,038	25,970
Diluted	26,281	26,107	26,036

Cash dividends declared per common share	$0.68	$0.68	$0.68
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Net income	$48,234	$51,208	$45,169
Other comprehensive income (loss):
Change in foreign currency translation (net of tax of $0, $0 and $0)	(2,093)	(3,478)	3,928
Interest rate swap (net of tax of $29, $29 and $29)	(54)	(54)	(54)
Other comprehensive income (loss)	(2,147)	(3,532)	3,874
Comprehensive income	$46,087	$47,676	$49,043
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	February 29, 2020	February 28, 2019
Assets
Current assets:
Cash and cash equivalents	$36,687	$24,005
Accounts receivable, net of allowance for doubtful accounts of $4,951 and $2,267 at February 29, 2020 and February 28, 2019, respectively	139,214	144,887
Inventories, net	99,841	124,847
Contract assets	70,093	75,561
Prepaid expenses and other	8,727	9,245
Total current assets	354,562	378,545
Property, plant, and equipment, net	213,104	210,227
Operating lease right-of-use assets	43,208	45,870
Goodwill	356,225	323,756
Intangibles and other assets	106,732	130,172
Total assets	$1,073,831	$1,088,570
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$61,987	$53,047
Income tax payable	2,876	632
Accrued salaries and wages	38,882	30,395
Other accrued liabilities	26,868	17,631
Customer deposits	255	481
Contract liabilities	18,418	56,928
Lease liability, short-term	6,327	5,657
Debt due within one year	125,000	—
Total current liabilities	280,613	164,771
Other long-term liabilities	4,934	1,513
Lease liability, long-term	38,114	41,190
Debt due after one year, net	77,878	240,745
Deferred income tax liabilities	37,926	36,623
Total liabilities	439,465	484,842
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common Stock, $1.00 par value; 100,000 shares authorized; 26,148 and 26,115 shares issued and outstanding at February 29, 2020 and February 28, 2019, respectively	26,148	26,115
Capital in excess of par value	66,703	58,695
Retained earnings	572,414	547,670
Accumulated other comprehensive loss	(30,899)	(28,752)
Total shareholders’ equity	634,366	603,728
Total liabilities and shareholders' equity	$1,073,831	$1,088,570

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Cash flows from operating activities:
Net income	$48,234	$51,208	$45,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,194	50,245	50,526
Deferred income taxes	(2,617)	3,731	(20,637)
Loss on disposal of business	18,632	—	—
Impairment loss on long lived assets	9,157	810	10,834
Loss on sale of property, plant & equipment	(71)	9	765
Share-based compensation expense	6,290	4,659	6,121
Amortization of deferred debt issuance costs	538	541	595
Provision for doubtful accounts	2,734	2,153	3,007
Effects of changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,006)	(8,131)	3,492
Inventories	25,875	(595)	(9,927)
Prepaid expenses and other assets	(291)	(4,883)	(2,376)
Net change in contract assets and liabilities	(47,040)	3,091	984
Accounts payable	10,594	(171)	1,540
Other accrued liabilities and income taxes payable	23,536	8,809	(13,283)
Net cash provided by operating activities:	144,759	111,476	76,810
Cash flows from investing activities:
Proceeds from the sale or insurance settlement of property, plant, and equipment	340	1,543	458
Proceeds from sale of subsidiary, net	23,584	—	—
Acquisition of subsidiaries, net of cash acquired	(60,628)	(8,000)	(44,785)
Purchases of property, plant and equipment	(35,044)	(25,616)	(29,612)
Net cash used in investing activities:	(71,748)	(32,073)	(73,939)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,113	3,765	3,317
Payments for taxes related to net share settlement of equity awards	(1,231)	(573)	(1,218)
Proceeds from revolving loan	428,500	264,000	349,000
Payments on revolving loan	(466,500)	(310,000)	(256,500)
Payments on long-term debt	—	(14,286)	(63,504)
Purchases of treasury shares	(5,799)	—	(7,518)
Payment of dividends	(17,822)	(17,718)	(17,678)
Net cash provided by (used in) financing activities:	(59,739)	(74,812)	5,899
Effect of exchange rate changes on cash and cash equivalents	(590)	(1,439)	781
Net change in cash and cash equivalents	12,682	3,152	9,551
Cash and cash equivalents, beginning of year	24,005	20,853	11,302
Cash and cash equivalents, end of year	$36,687	$24,005	$20,853

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,023	$14,880	$13,593
Cash paid for income taxes	$18,802	$3,291	$8,701

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Capital In Excess Of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at February 28, 2017	25,964	$25,964	$42,922	$493,344	$(29,094)	$533,136
Share-based compensation	—	—	6,121	—	—	6,121
Common stock issued from stock plans, net of shares withheld for employee taxes	65	65	(1,283)	—	—	(1,218)
Common stock issued under employee stock purchase plan	77	77	3,240	—	—	3,317
Retirement of treasury shares	(147)	(147)	—	(7,371)	—	(7,518)
Cash dividend paid	—	—	—	(17,678)	—	(17,678)
Net income	—	—	—	45,169	—	45,169
Foreign currency translation	—	—	—	—	3,928	3,928
Interest rate swap	—	—	—	—	(54)	(54)
Balance at February 28, 2018	25,959	$25,959	$51,000	$513,464	$(25,220)	$565,203
Impact of ASC 606 Adoption	—	—	—	716	—	716
Share-based compensation	—	—	4,659	—	—	4,659
Common stock issued from stock plans, net of shares withheld for employee taxes	55	55	(628)	—	—	(573)
Common stock issued under employee stock purchase plan	101	101	3,664	—	—	3,765
Cash dividend paid	—	—	—	(17,718)	—	(17,718)
Net income	—	—	—	51,208	—	51,208
Foreign currency translation	—	—	—	—	(3,478)	(3,478)
Interest rate swap	—	—	—	—	(54)	(54)
Balance at February 28, 2019	26,115	$26,115	$58,695	$547,670	$(28,752)	$603,728
Share-based compensation	—	—	6,290	—	—	6,290
Common stock issued from stock plans, net of shares withheld for employee taxes	74	74	(1,305)	—	—	(1,231)
Common stock issued under employee stock purchase plan	90	90	3,023	—	—	3,113
Retirement of treasury shares	(131)	(131)	—	(5,668)	—	(5,799)
Cash dividend paid	—	—	—	(17,822)	—	(17,822)
Net income	—	—	—	48,234	—	48,234
Foreign currency translation	—	—	—	—	(2,093)	(2,093)
Interest rate swap	—	—	—	—	(54)	(54)
Balance at February 29, 2020	26,148	$26,148	$66,703	$572,414	$(30,899)	$634,366
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
Immaterial Error Corrections
During the preparation of the consolidated financial statements for the year ended February 29, 2020, the Company identified two immaterial errors in its prior year consolidated financial statements and those financial statements have been revised to reflect the correction of such errors. In the consolidated statements of cash flows, payments for employee taxes related to net share settlement of equity awards and proceeds from the issuance of shares under the Company's Employee Stock Purchase Plan aggregating to $3.2 million and $2.1 million for the years ended February 28, 2019 and 2018, respectively, have been reclassified from operating activities to financing activities. In addition, the excess over par value related to repurchases of the Company's common stock were incorrectly reflected as a reduction of capital in excess of par value and should have been recorded as a reduction to retained earnings. The correction resulted in an increase to capital in excess of par value and a decrease in retained earnings of $12.6 million as of February 28. 2019 and 2018 and $5.2 million as of February 28, 2017, which has been corrected in the in the consolidated statement of shareholders’ equity and consolidated balance sheet for the applicable periods. Management evaluated the impact of such error corrections and concluded they were not material to any prior period.
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
Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s diversity by virtue of its two operating segments, the number of customers, and the absence of a concentration of trade accounts receivable in a small number of customers. The Company performs continuous evaluations of its ability to collect trade accounts receivable and allowance for doubtful accounts based upon historical losses, economic conditions and customer specific events. After all collection efforts are exhausted and an account is deemed uncollectible, it is written off against the allowance for doubtful accounts. Recoveries, unless material, are recorded against amounts written off in a period. Collateral is usually not required from customers as a condition of sale.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognition
The Company determines revenue recognition through the following steps:
1)Identification of the contract with a customer,
2)Identification of the performance obligations in the contract,
3)Determination of the transaction price,
4)Allocation of the transaction price to performance obligations in the contract, and
5)Recognition of revenue when, or as, the Company satisfies a performance obligation.
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
Metal Coatings Segment
AZZ’s Metal Coatings segment is a provider of hot dip galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries. Within this segment, the contract is typically governed by a customer purchase order or work order. The contract generally specifies the delivery of what constitutes a single performance obligation consisting of metal coating services. The Company combines contracts for revenue recognition purposes that are executed with the same customer within a short timeframe from each other and that purport to be for a single commercial objective.
The Company recognizes revenue over time as the metal coating is applied to customer provided material as the process enhances a customer controlled asset. Contract modifications are rare within this segment and most contracts are on a fixed price basis with no variable consideration.
Energy Segment
AZZ's Energy segment is a provider of specialized products and services designed to support industrial, electrical and nuclear applications. Within this segment, the contract is governed by a customer purchase order and an executed product or services agreement. The contract generally specifies the delivery of what constitutes a single performance obligation consisting of either custom built products, custom services, or off-the-shelf products. When the Company does enter into an arrangement with multiple performance obligations, the transaction price is allocated to each performance obligation based on the relative standalone selling prices of the goods or services being provided to the customer and revenue is recognized upon the satisfaction of each performance obligation. The Company combines contracts for revenue recognition purposes that are executed with the same customer within a short timeframe from each other and that purport to be for a single commercial objective.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table shows the changes in contract liabilities for fiscal year 2020 and 2019 (in thousands):

	2020	2019
Balance at beginning of period	$56,928	$22,698
Contract liabilities added during the period	14,292	54,331
Revenue recognized during the period	(52,802)	(20,101)
Balance at end of period	$18,418	$56,928

The Company expects to recognize revenues of approximately $14.9 million, $1.7 million, and $1.8 million in fiscal 2021, 2022 and 2023, respectively, related to the $18.4 million balance of contract liabilities as of February 29, 2020.
The increases or decreases in accounts receivable, contract assets and contract liabilities during fiscal year 2020 were due primarily to normal timing differences between the Company’s performance and customer payments. The acquisitions for fiscal year 2020 described in Note 15 had no impact on contract assets or liabilities as of the date of acquisition.
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
Disaggregated Revenue
Revenue by segment and geography is disclosed in Note 12. In addition, the following table presents disaggregated revenue by customer industry (in thousands):

	2020	2019	2018
Net sales:
Industrial - oil and gas, construction, and general	$605,236	$526,465	$461,945
Transmission and distribution	254,836	212,433	194,503
Power generation	201,745	188,189	153,982
Total net sales	$1,061,817	$927,087	$810,430

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents
The Company considers cash and cash equivalents to include cash on hand, deposits with banks and all highly liquid investments with an original maturity of three months or less.
Inventories
Inventory is stated at the lower of cost or net realizable value. Cost is determined principally using a weighted-average method for the Energy segment and the first-in-first-out (FIFO) method for the Metal Coatings segment. The Company periodically evaluates inventories for excess quantities and obsolescence based on forecasted demand within specific time horizons, technological obsolescence, and an assessment of any inventory that is not in sellable condition, and establishes reserves for obsolescence until inventories are formally disposed of, then the Company writes-down disposed inventories.
Property, plant and equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and structures	10-25 years
Machinery and equipment	3-15 years
Furniture and fixtures	3-15 years
Automotive equipment	3 years
Computers and software	3-7 years

Repairs and maintenance are charged to expense as incurred; renewals and betterments that significantly extend the useful life of the asset are capitalized.
Amortizable Intangible and Long-lived assets
Purchased intangible assets on the consolidated balance sheets are comprised of customer relationships, backlogs, engineering drawings and non-compete agreements. Such intangible assets (excluding indefinite-lived intangible assets) are amortized on a straight-line basis over the estimated useful lives of the assets ranging from two to nineteen years. The Company records impairment losses on long-lived assets, including identifiable intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than their carrying amount. In those situations, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset’s fair value, which is determined using Level 3 fair value inputs. For fiscal year 2020, 2019 and 2018 the Company recorded impairment losses of $9.2 million, $0.8 million and $10.8 million respectively, related to the impairment of certain property, plant and equipment and other intangible assets. See note 5 for more information about the impairment charges.
Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to an annual impairment test during December of each fiscal year, or earlier if indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. The test is calculated using an income approach and market approach, which are Level 3 fair value inputs. Based on the results of its analysis, the Company determines whether an impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies. For fiscal years 2020, 2019 and 2018 no goodwill impairment loss was recorded. See note 8 for information about the goodwill write-off related to the divestiture of the nuclear logistics business.
Other indefinite-lived intangible assets consist of certain tradenames acquired as part prior acquisitions. The Company tests the carrying value of these tradenames during December of each fiscal year, or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable by comparing the asset's fair value to its carrying value. Fair value, using Level 3 inputs, is measured using a relief-from-royalty approach, which assumes the fair value of the

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tradename is the discounted cash flows of the amount that would be paid had the Company not owned the tradename and instead licensed the tradename from another company. For fiscal 2020, 2019 and 2018, no impairment losses related to these indefinite-lived intangible assets were recorded.
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
The Company is subject to taxation in the U.S. and various state, provincial and local and foreign jurisdictions. With few exceptions, as of February 29, 2020, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before fiscal 2017.
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
The carrying amount of the Company's financial instruments (cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt), excluding the Senior Notes, approximates the fair value of these instruments based upon either their short-term nature or their variable market rate of interest. As of February 29, 2020 and February 28, 2019 the fair value of the outstanding Senior Notes, as described in Note 11, was approximately $125.3 million and $127.4 million, respectively. These fair values were determined using the discounted cash flow at the market rate as well as the applicable market interest rates classified as Level 2 inputs.
Derivative financial instruments
From time to time, the Company uses derivatives to manage interest rate risk. The Company’s policy is to use derivatives for risk management purposes only, which includes maintaining the ratio between the Company’s fixed and floating rate debt obligations that management deems appropriate, and prohibits entering into such contracts for trading purposes. The Company enters into derivatives only with counterparties (primarily financial institutions) which have substantial financial wherewithal to minimize credit risk. The amount of gains or losses from the use of derivative financial instruments has not been and is not expected to be material to the Company’s consolidated financial statements. As of February 29, 2020, the Company had no derivative financial instruments.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warranty reserves
Within other accrued liabilities, a reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. A provision for warranty on products is made on the basis of the Company's historical experience and identified warranty issues. Warranties typically arise after the product has been accepted by the customer. Management periodically reviews the individual claims and related reserves, and adjustments are made according to the warranty work performed or with agreements reached with customers after fully addressing their claims.
The following table shows the changes in the Company’s accrued warranties for fiscal year 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Balance at beginning of period	$1,751	$2,013	$2,098
Warranty costs incurred	(2,118)	(2,195)	(2,225)
Additions charged to income	4,069	1,933	2,140
Balance at end of period	$3,702	$1,751	$2,013

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
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss consisted of the following as of February 29, 2020 and February 28, 2019 (in thousands):

	2020	2019
Foreign currency translation adjustments	$(30,949)	$(28,856)
Interest rate swap	50	104
Accumulated other comprehensive loss	$(30,899)	$(28,752)

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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which simplifies the accounting for income taxes. The Company will adopt ASU 2019-12 in the first quarter of its fiscal year 2022 on a prospective basis and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
Note 2 – Inventories
Inventories, net consisted of the following as of February 29, 2020 and February 28, 2019 (in thousands):

	2020	2019
Raw materials	$88,837	$94,410
Work-in-process	5,543	19,067
Finished goods	5,461	11,370
	$99,841	$124,847

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Property, Plant and Equipment
Property, plant and equipment consisted of the following as of February 29, 2020 and February 28, 2019 (in thousands):

	2020	2019
Land	$21,826	$21,677
Building and structures	162,851	156,447
Machinery and equipment	252,726	245,588
Furniture, fixtures, software and computers	28,938	27,075
Automotive equipment	4,394	3,766
Construction in progress	16,466	13,065
	487,201	467,618
Less accumulated depreciation	(274,097)	(257,391)
Net property, plant, and equipment	$213,104	$210,227

Depreciation expense was $33.1 million, $33.2 million, and $33.4 million for fiscal 2020, 2019, and 2018, respectively.
Note 4 – Other Accrued Liabilities
Other accrued liabilities consisted of the following as of February 29, 2020 and February 28, 2019 (in thousands):

	2020	2019
Accrued interest	$1,042	$1,196
Accrued warranty	3,702	1,751
Commissions	4,180	3,370
Personnel expenses	8,646	6,282
Group medical insurance	3,083	2,024
Sales and other taxes payable	3,098	1,301
Other	3,117	1,707
Total	$26,868	$17,631

Note 5 – Restructuring and Impairment Charges
During fiscal year 2020, in conjunction with the divestiture of its nuclear logistics business, the Company decided to exit from the nuclear certified portion of its industrial welding solutions business within the Energy segment. The remaining industrial welding solutions business will continue. As a result of the exit, the Company incurred impairment charges of $9.2 million related to certain intangible assets and nuclear specific property, plant and equipment that are no longer being utilized. $2.0 million of the charge was recognized within costs of sales and the remaining $7.2 million was recognized within selling, general and administrative in the consolidated statement of income.
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
During fiscal year 2018, the Company recognized an impairment charge of $10.8 million within its Energy segment related to certain highly specialized welding equipment that was no longer being utilized due to lack of customer adoption of the advanced technology. All costs were classified within cost of sales.
As of February 29, 2020 and February 28, 2019, the Company had no restructuring liabilities outstanding.

Note 6 – Employee Benefit Plans
401(k) Retirement Plan
The Company has a 401(k) retirement plan covering substantially all of its employees. Company contributions to the 401(k) retirement plan were $5.4 million, $5.0 million, and $4.8 million for fiscal 2020, 2019, and 2018, respectively.
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
The following table outlines the Company's participation in multiemployer pension plans considered to be individually significant (dollar amounts in thousands):

	EIN/Pension Plan Number	Pension Protection Act Reported Status (1)		FIP/RP Status (2)	Company Contributions (3)			Surcharge Imposed (4)	Expiration Date of Collective Bargaining Agreements
					Fiscal Year
Pension Fund		2020	2019		2020	2019	2018
Boilermaker-Blacksmith National Pension Trust	EIN:48-6168020 Plan: 001	Critical	Endangered	Implemented	$5,337	$5,651	$4,070	Yes	Various through 12/31/2020
Contributions to other multiemployer pension plans					366	627	470
Total contributions					$5,703	$6,278	$4,540

(1)
The most recent Pension Protection Act zone status available for fiscal 2020 and 2019 is for the plan’s year-end as of December 31, 2019 and 2018, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. A plan is generally classified in critical status if a funding deficiency is projected within four years or five years, depending on other criteria. A plan in critical status is classified in critical and declining status if it is projected to become insolvent in the next 15 or 20 years, depending on other criteria. A plan is classified in endangered status if its funded percentage is less than 80% or a funding deficiency is projected within seven years. If the plan satisfies both of these triggers, it is classified in seriously endangered status. A plan not classified in any other status is classified in the green zone. As of the date the financial statements were issued, Form 5500, which is filed by employee benefit plans to satisfy annual reporting requirements under the Employee Retirement Income Security Act and under the Internal Revenue Code, was not available for the plan year ended in 2019.

(2)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented.

(3)
For the multiemployer pension plan considered to be individually significant, the Company was not listed in the Form 5500 as providing more than 5% of the total contributions for plan years ending December 31, 2018 and 2017.

(4)
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 –     Income Taxes
 The provision for income taxes for fiscal year 2020, 2019 and 2018 consisted of the following (in thousands):

	2020	2019	2018
Income before income taxes:
Domestic	$44,406	$48,261	$24,282
Foreign	20,484	14,744	6,617
Income before income taxes	$64,890	$63,005	$30,899
Current provision:
Federal	$12,563	$4,251	$3,445
Foreign	5,259	2,829	1,958
State and local	1,451	986	964
Total current provision for income taxes	$19,273	$8,066	$6,367
Deferred provision (benefit):
Federal	$(1,452)	$2,970	$(20,220)
Foreign	(21)	539	100
State and local	(1,144)	222	(517)
Total deferred provision for (benefit from) income taxes	$(2,617)	$3,731	$(20,637)
Total provision for (benefit from) income taxes	$16,656	$11,797	$(14,270)

In general, it is the Company's practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. Generally, such amounts become subject to foreign withholding tax upon the remittance of dividends and under certain other circumstances.
The expense recognized in fiscal year 2018 related to the one-time tax on the mandatory deemed repatriation of foreign earnings was $1.4 million of which the Company has elected to pay the one-time tax evenly over a period of eight years with six years remaining. We continue to reinvest cash in foreign jurisdictions and have not recorded the effects of any applicable foreign withholding tax.
A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows for the prior three fiscal years:

	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	32.7%
Permanent differences	0.1	0.5	1.6
State income taxes, net of federal income tax benefit	—	0.4	0.4
Benefit of Section 199 of the Code, manufacturing deduction	—	—	(2.2)
Valuation allowance	—	(0.7)	—
Stock compensation	—	0.5	(0.5)
Tax credits	2.0	(4.1)	(7.7)
Foreign tax rate differential	1.4	1.1	(0.4)
Deferred tax remeasurements	—	—	(78.9)
Uncertain tax positions	1.4	—	—
Transition tax	—	—	8.6
Other	(0.2)	—	0.2
Effective income tax rate	25.7%	18.7%	(46.2)%

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability are as follows as of February 29, 2020 and February 28, 2019 (in thousands):

	2020	2019
Deferred income tax assets:
Employee related items	$3,194	$4,177
Inventories	823	758
Accrued warranty	548	369
Accounts receivable	1,379	(2,092)
Lease liabilities	10,601	—
Net operating loss carry forward	5,845	7,173
	22,390	10,385
Less: valuation allowance	(725)	(3,015)
Total deferred income tax assets	21,665	7,370
Deferred income tax liabilities:
Depreciation methods and property basis differences	(21,447)	(19,066)
Right-of-use lease assets	(10,299)	—
Other assets and tax-deductible goodwill	(27,845)	(24,927)
Total deferred income tax liabilities	(59,591)	(43,993)
Net deferred income tax liabilities	$(37,926)	$(36,623)

The following table summarizes the Net operating loss (NOL) carry-forward balances as of February 29, 2020 and February 28, 2019 (in thousands):

	2020	2019
Federal	$—	$—
State	$5,120	$6,352
Foreign	$725	$821

As of February 29, 2020, the Company had pretax state NOL carry-forwards of $113.1 million which, if unused, will begin to expire in 2026.
As of fiscal year end 2020 and 2019, a portion of the Company's deferred tax assets were the result of state and foreign jurisdiction NOL carry-forwards. The Company believes that it is more likely than not that the benefit from certain foreign NOL carry forwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $0.7 million and $3.0 million as of fiscal year end 2020 and 2019, respectively.
The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company's global operations. Generally accepted accounting principles in the United States of America ("GAAP") states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company may (1) record unrecognized tax benefits as liabilities in accordance with GAAP and (2) adjust these liabilities when the Company's judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for the year ended February 29, 2020 is as follows (in thousands):

2020
Balance at beginning of period	$—
Increase for tax positions related to prior periods:
Gross increases	2,531
Balance at end of period	$2,531

After a review of its deferred tax balances during fiscal 2020, the Company recorded unrecognized tax benefits of $2.5 million within other long-term liabilities related to the amortization of goodwill and certain book reserve balances incorrectly deducted in prior years. The amortization relates to the Company deducting more expense than permitted for tax purposes.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interested and penalties included in the long-term liabilities related to penalties and interest for prior periods was $0.9 million as of February 29, 2020.
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
The Company has operations and taxable presence in multiple jurisdictions in the U.S. and outside of the U.S. in Canada, the Netherlands, China, Poland and Brazil. The tax positions of the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions around the world. The Company currently considers U.S. federal and state and Canada, to be significant tax jurisdictions. The Company’s U.S. federal and state tax returns since February 28, 2017 remain open to examination. With some exceptions, tax years prior to fiscal 2017 in jurisdictions outside of U.S. are generally closed. The statute of limitations for fiscal year end 2017 will expire in December 2020. The Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $0.4 million may occur in the next 12 months, as the applicable statutes of limitations lapse.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual impairment tests. Other intangible assets are amortized over their estimated useful lives.

Changes in goodwill by segment for fiscal year 2020 and 2019 were as follows (in thousands):

2020
Segment	Opening Balance	Acquisitions	Divestiture	Other	Currency Translation Adjustment	Closing Balance
Metal Coatings	$116,691	$39,419	$—	$1,413	$(475)	$157,048
Energy	207,065	—	(7,888)		—	199,177
Total	$323,756	$39,419	$(7,888)	$1,413	$(475)	$356,225

2019
Segment	Opening Balance	Acquisitions	Currency Translation Adjustment	Closing Balance
Metal Coatings	$117,232	$73	$(614)	$116,691
Energy	204,075	2,990	—	207,065
Total	$321,307	$3,063	$(614)	$323,756

The Company completed its annual goodwill impairment analysis in December 2019, and then subsequently in February 2020, and concluded that no indicators of impairment existed at any of its reporting units as of the testing date. In February 2020, the Company completed the sale of its nuclear logistics business reported within its Energy segment and recognized a loss on disposal of $18.6 million. As part of determining the loss on disposal, goodwill of $7.9 million was allocated to the disposal group on a relative fair value basis and was written-off upon the completion of the sale. The determination of the amount of goodwill to allocate to the disposal group as opposed to the ongoing operations required significant management judgment regarding future cash flows, discount rates and other market relevant data. See Note 15 for more information.
Amortizable intangible assets consisted of the following as of February 29, 2020 and February 28, 2019 (in thousands):

	2020	2019
Customer related intangibles	$177,090	$191,460
Non-compete agreements	8,659	8,546
Trademarks	1,469	4,569
Technology	2,554	7,400
Engineering drawings	—	24,600
Backlog	—	7,600
Gross intangible assets	189,772	244,175
Less accumulated amortization	(91,298)	(122,199)
Total, net	$98,474	$121,976

     The Company recorded amortization expense of $17.1 million, $17.0 million and $17.1 million for fiscal 2020, 2019 and 2018, respectively, related to the amortizable intangible assets listed above. In addition, for fiscal 2020, intangibles with a carrying value of approximately $14.6 million were written-off as part of the sale of the nuclear logistics business and intangibles with a carrying value of approximately $7.2 million were impaired as part of the exit from the nuclear certified portion of the industrial welding solutions business. See Note 5 for more information.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to its amortizable intangible assets, the Company has recorded indefinite-lived intangible assets of $3.4 million on the consolidated balance sheets as of February 29, 2020 and February 28, 2019, related to certain tradenames acquired as part of prior business acquisitions. These indefinite-lived intangible assets are not amortized, but are assessed for impairment annually or whenever an impairment may be indicated. During fiscal 2020 and 2019, the Company performed an annual review of its indefinite-lived intangibles and no impairment was indicated.
The following summarizes the estimated amortization expense for the next five fiscal years and beyond (in thousands):

2021	$12,497
2022	12,462
2023	12,086
2024	10,151
2025	9,307
Thereafter	41,971
Total	$98,474

Note 9 – Earnings Per Share
Basic earnings per share is based on the weighted average number of shares outstanding during each year. Diluted earnings per share were similarly computed but have been adjusted for the dilutive effect of the weighted average number of restricted stock units, performance share units and stock appreciation rights outstanding.
The following table sets forth the computation of basic and diluted earnings per share for fiscal year 2020, 2019 and 2018 (in thousands, except per share data):

	2020	2019	2018
Numerator:
Net income for basic and diluted earnings per common share	$48,234	$51,208	$45,169
Denominator:
Denominator for basic earnings per common share–weighted average shares	26,191	26,038	25,970
Effect of dilutive securities:
Employee and director stock awards	90	69	66
Denominator for diluted earnings per common share	26,281	26,107	26,036
Earnings per share basic and diluted:
Basic earnings per common share	$1.84	$1.97	$1.74
Diluted earnings per common share	$1.84	$1.96	$1.73

For both fiscal 2020 and 2019, approximately 0.1 million employee equity awards were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For fiscal 2018, no such equity awards were excluded from the computation of diluted earnings per share.
Note 10 – Share-based Compensation
The Company has two share-based compensation plans, the 2014 Long Term Incentive Plan (the "2014 Plan") and the Amended and Restated 2005 Long Term Incentive Plan (the “2005 Plan”).
The 2014 Plan provides for broad-based equity grants to employees, including executive officers, and members of the board of directors and permits the granting of restricted shares, restricted stock units, performance awards, stock appreciation rights and other stock-based awards. The maximum number of shares that may be issued under the 2014 Plan is 1.5 million shares and, as of February 29, 2020, the Company had approximately 1.3 million shares reserved for future issuance under this plan.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2005 Plan permitted the granting of stock appreciation rights and other equity-based awards to certain employees. This plan was terminated upon the effective date of the 2014 Plan and no future grants may be made under the 2005 Plan. There were stock appreciation rights granted under the 2005 Plan prior to its termination that remain outstanding, and if exercised, such awards will be settled from the balance of shares available for issuance under the 2005 Plan. As of February 29, 2020, there were 0.1 million shares available for issuance under the 2005 Plan. The 2005 Plan will be formally retired when all remaining outstanding stock appreciation rights are exercised, forfeited or expire. All outstanding stock appreciation rights will expire on or before March 1, 2021.
Restricted Stock Unit Awards
Restricted stock unit ("RSU") awards are valued at the market price of the Company's common stock on the grant date. Awards generally vest ratably over a period of three years but these awards may vest early in accordance with the Plan’s accelerated vesting provisions. RSU awards have dividend equivalent rights (“DERs”), which entitle holders of RSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the underlying shares vest.
A summary of the Company's restricted stock unit award activity (including DERs) for the year ended February 29, 2020 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	146,532	$48.93
Granted	140,070	43.86
Vested	(84,595)	54.63
Forfeited	(7,061)	45.30
Outstanding at end of year	194,946	$44.34

The total fair value of restricted stock units vested during fiscal years 2020, 2019, and 2018 was $3.8 million, $2.1 million and $3.0 million, respectively. For fiscal years 2020, 2019 and 2018, there were 194,946, 146,532 and 109,777, respectively, of non-vested restricted stock units outstanding with weighted average grant date fair values of $44.34, $48.93 and $56.62, respectively.
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
A summary of the Company’s performance share unit award activity (including DERs) for the year ended February 29, 2020 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	83,125	$50.62
Granted	49,000	46.19
Vested	—	—
Forfeited	(22,189)	55.08
Outstanding at end of year	109,936	$47.75

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The PSU awards in the table above are presented at the face value of the respective grants. However, the number of PSU awards that may ultimately vest can vary in a range 0% to 250% of the face amount of such awards depending on the outcome of the performance or market vesting conditions.
Stock Appreciation Rights
Stock appreciation rights ("SARs") are granted with an exercise price equal to the market value of the Company's common stock on the date of grant. These awards generally have a contractual term of 7 years and vest ratably over a period of 3 years although some may vest immediately on issuance. These awards are valued using the Black-Scholes option pricing model. The Company did not grant any SARs in fiscal year 2020, 2019 or 2018.

A summary of the Company’s stock appreciation rights activity is as follows for fiscal year 2020, 2019 and 2018:

	2020		2019		2018
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding at beginning of year	98,184	$44.46	148,513	$43.29	170,139	$42.02
Exercised	(2,965)	44.58	(47,484)	40.84	(19,481)	31.94
Forfeited	(393)	43.92	(2,845)	43.92	(2,145)	45.36
Outstanding at end of year	94,826	$44.58	98,184	$44.46	148,513	$43.29
Exercisable at end of year	94,826	$44.58	98,184	$44.46	148,513	$43.29

As of February 29, 2020, the average remaining contractual term for both outstanding and exercisable stock appreciation rights was 0.88 years and these awards had no intrinsic value.
The following table summarizes additional information about stock appreciation rights outstanding at February 29, 2020.

Range of Exercise Prices	SARs Outstanding and Exercisable	Average Remaining Life	Weighted Average Exercise Price
$39.65 - $44.15	48,061	1.00	$43.85
$44.72 - 46.34	46,765	0.73	$45.33
$39.65 - $46.34	94,826	0.88	$44.58

 Directors Grants
The Company granted each of its independent directors a total of 2,124, 1,823 and 2,040 shares of its common stock during fiscal years 2020, 2019 and 2018, respectively. These common stock grants were valued at $47.08, $54.85 and $49.00 per share for fiscal years 2020, 2019 and 2018, respectively, which was the market price of the Company's common stock on the respective grant dates.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Expense
The following table shows share-based compensation expense and the related income tax benefit included in the consolidated statements of income for fiscal year 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Compensation expense	$6,290	$4,659	$6,121
Income tax benefits	$1,321	$978	$2,122

Unrecognized compensation cost related to all the above at February 29, 2020 totaled $9.6 million. These costs are expected to be recognized over a weighted period of 1.73 years.
The actual tax benefit realized for tax deductions from share-based compensation during each of these fiscal years totaled $(0.1) million, $(0.3) million and $0.2 million, respectively.
The Company’s policy is to issue shares required under these plans from the Company’s authorized but unissued shares. The Company has no formal or informal plan to repurchase shares on the open market to satisfy these requirements.
Note 11 – Debt
Following is a summary of debt as of February 29, 2020 and February 28, 2019 (in thousands):

	2020	2019
2017 Revolving Line of Credit	$78,000	$116,000
2011 Senior Notes	125,000	125,000
Total debt	203,000	241,000
Unamortized debt issuance costs	(122)	(255)
Total debt, net	202,878	240,745
Less amount due within one year	(125,000)	—
Debt due after one year, net	$77,878	$240,745

2017 Revolving Credit Facility
On March 27, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America and other lenders. The Credit Agreement provided for a $75.0 million term facility and a $225.0 million revolving credit facility that included a $75.0 million “accordion” feature. The Credit Agreement is used to provide for working capital needs, capital improvements, dividends, future acquisitions, letter of credit needs and potential share repurchases.
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
Interest rates for borrowings under the 2017 Credit Agreement are based on either a Eurodollar Rate or a Base Rate plus a margin ranging from 0.875% to 1.875% depending on our Leverage Ratio (as defined in the 2017 Credit Agreement). The Eurodollar Rate is defined as LIBOR for a term equivalent to the borrowing term (or other similar interbank rates if LIBOR is unavailable). The Base Rate is defined as the highest of the applicable Fed Funds rate plus 0.50%, the Prime rate, or the Eurodollar Rate plus 1.0% at the time of borrowing. The 2017 Credit Agreement also carries a Commitment Fee for the unfunded portion ranging from 0.175% to 0.30% per annum, depending on our Leverage Ratio. The effective interest rate was 4.06% as of February 29, 2020.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 29, 2020, we had $78.0 million of outstanding debt against the revolving credit facility and letters of credit outstanding in the amount of $14.4 million, which left approximately $357.6 million of additional credit available under the 2017 Credit Agreement.
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
As of February 29, 2020, the 2011 Senior Notes are reflected in current liabilities as the maturity date is January 2021. The Company has the ability and intent to fully settle these notes on the maturity date through a combination of additional borrowings that are available under the 2017 Credit Agreement, existing cash and cash equivalent balances and through cash generated from ongoing operations.
The Company was in compliance with all of its debt covenants as of February 29, 2020 and as of April 29,2020.
Maturities of debt are as follows (in thousands):

Fiscal year:	Future Debt Maturities
2021	$125,000
2022	—
2023	78,000
2024	—
2025	—
Thereafter	—
Total	$203,000

Note 12 – Operating Segments
Segment Information
The Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Net sales and operating income (loss) are the primary measures used by the CODM to evaluate segment operating performance and to allocate resources to segments. Expenses related to certain centralized administration or executive functions that are not specifically related to an operating segment are included in Corporate.
A summary of each of the Company's reportable segments is as follows:
Metal Coatings - provides hot dip galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries through facilities located throughout the United States and Canada
Energy - provides specialized products and services designed to support industrial and electrical applications. This segment's product offerings include custom switchgear, electrical enclosures, medium and high voltage bus ducts, explosion proof and hazardous duty lighting and tubular products. In addition, this segment focuses on extension of life cycle for the power generation, refining and industrial infrastructure, through automated weld overlay solutions for corrosion and erosion mitigation.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show information by reportable segment for fiscal year 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Net sales:
Metal Coatings	$498,989	$440,264	$389,397
Energy	562,828	486,823	421,033
Total net sales	$1,061,817	$927,087	$810,430

Operating income (loss):
Metal Coatings	$107,926	$83,591	$84,332
Energy	32,845	31,332	(1,766)
Corporate	(42,796)	(37,967)	(34,318)
Loss on disposal of business	(18,632)	—	—
Total operating income	$79,343	$76,956	$48,248

	2020	2019	2018
Depreciation and amortization:
Metal Coatings	$30,042	$29,124	$28,617
Energy	18,414	19,405	19,996
Corporate	1,738	1,716	1,913
Total	$50,194	$50,245	$50,526

	2020	2019	2018
Expenditures for acquisitions, net of cash, and property, plant and equipment:
Metal Coatings	$82,972	$16,046	$39,474
Energy	9,588	14,608	32,903
Corporate	3,112	2,962	2,020
Total	$95,672	$33,616	$74,397
Asset information by segment was as follows as of February 29, 2020 and February 28, 2019 (in thousands):

	2020	2019
Assets:
Metal Coatings	$504,632	$440,090
Energy	548,032	630,134
Corporate	21,167	18,346
Total assets	$1,073,831	$1,088,570
Financial Information About Geographical Areas
Financial information about geographical areas for the periods presented was as follows for fiscal year 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Geographic net sales:
United States	$850,656	$785,194	$653,150
Other countries	211,161	141,893	157,280
Total	$1,061,817	$927,087	$810,430

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020	2019
Property, plant and equipment, net:
United States	$190,365	$189,281
Canada	16,385	16,961
Other Countries	6,354	3,985
Total	$213,104	$210,227

Note 13 – Leases
The Company is a lessee under various operating leases for facilities and equipment. The Company recognized operating lease costs of $18.4 million, $15.6 million and $13.9 million for fiscal years 2020, 2019 and 2018, respectively.
As of February 29, 2020, maturities of the Company's lease liabilities were as follows (in thousands):

Fiscal year:	Operating Leases
2021	$8,311
2022	7,990
2023	7,505
2024	6,687
2025	5,755
Thereafter	17,494
Total lease payments	53,742
Less imputed interest	(9,301)
Total	$44,441

Supplemental information related to the Company's portfolio of operating leases was as follows (in thousands, except years and percentages):

	2020	2019
Operating cash flows from operating leases included in lease liabilities	$8,918	$8,454
ROU assets obtained in exchange for new operating lease liabilities	$7,867	$10,948
Weighted-average remaining lease term - operating leases	7.94 years	9.23 years
Weighted-average discount rate - operating leases	4.89%	5.13%

Note 14 – Commitments and Contingencies
Legal
The Company and its subsidiaries are named defendants and plaintiffs in various routine lawsuits incidental to our business.  These proceedings include labor and employment claims, use of the Company’s intellectual property, worker’s compensation, environmental  matters, and various commercial disputes, all arising in the normal course of business.  Although the outcome of these lawsuits or other proceedings cannot be predicted with certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other matters cannot be predicted at this time, management, after consultation with legal counsel believes it has strong defenses to all of these matters and does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or cash flows.
Commodity pricing
As of February 29, 2020, the Company had non-cancelable forward contracts of approximately $43.2 million to purchase zinc at various volumes and prices. All such contracts expire in fiscal 2021. The Company had no other contracted commitments for any other commodities including steel, aluminum, natural gas, cooper, zinc, nickel based alloys, except for those entered into under the normal course of business.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other
As of February 29, 2020, the Company had outstanding letters of credit in the amount of $30.5 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods. In addition, as of February 29, 2020, a warranty reserve in the amount of $3.7 million was established to offset any future warranty claims.
Note 15 – Acquisitions & Divestitures
Divestiture
Fiscal 2020
In February 2020, the Company completed the sale of its nuclear logistics business reported within its Energy segment. The Company received net cash proceeds of $23.6 million and recognized a loss on disposal of $18.6 million. The strategic decision to divest of the business reflects the Company's longer term strategy to focus on core businesses, markets and on its Metal Coatings segment. The historical annual sales, operating profit and net assets of the nuclear logistics business were not significant enough to qualify the sale as a discontinued operation. As part of determining the loss on disposal, goodwill was allocated to the disposal group on a relative fair value basis. The determination of the amount of goodwill to allocate to the disposal group as opposed to the ongoing operations required significant management judgment regarding future cash flows, discount rates and other market relevant data.
Acquisitions
Fiscal 2020
In April 2019, the Company completed the acquisition of all the outstanding shares of K2 Partners, Inc. (“K2”) and Tennessee Galvanizing, Inc. ("Tennessee Galvanizing"), two privately held companies. K2 provides powder coating and electroplating solutions to customers in the Midwest and Southeast from locations in Texas and Florida. Tennessee Galvanizing provides galvanizing solutions to customers throughout the United States. These acquisitions expanded the Company's geographical reach in metal coating solutions and broadened its offerings in strategic markets. The goodwill arising from these acquisitions was allocated to the Metal Coatings segment and is not deductible for income tax purposes.
In August 2019, the Company completed the acquisition of the assets of NuZinc, LLC, a privately held plating company in the Dallas-Fort Worth area. The acquisition increased the Company's capability and capacity in electroplating solutions within its Metal Coatings segment. The goodwill arising from this acquisition was allocated to the Metal Coatings segment and is deductible for income tax purposes.
In September 2019, the Company completed the acquisition of all the assets of Preferred Industries, Ltd. ("Preferred"), a privately held company based in the Dallas-Fort Worth area. Preferred provides powder and e-coating solutions to the automotive, HVAC, marine, transportation, medical, industrial, and plastics industries. The acquisition broadened the Company's offerings and expanded its network of surface technology plants. This acquisition was included in the Metal Coatings segment.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed, in aggregate, related to these acquisitions as of the date of each respective acquisition (in thousands):

Assets
Accounts receivable	$4,591
Inventories	1,830
Prepaid expenses and other	22
Property, plant and equipment	5,336
Intangibles	15,512
Goodwill	39,419
Liabilities
Accounts payable and other accrued liabilities	(1,575)
Contingent consideration	(2,000)
Deferred income taxes	(2,507)
Total purchase price	$60,628

In addition to the initial cash payment upon closing for the K2 acquisition, contingent consideration of up to $2.0 million is payable based on the achievement of specified operating results over the three year period following completion of the acquisition.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of each respective acquisition (in thousands):

	Fair Value	Useful Life
Customer relationships	15,360	15 years
Non-compete agreements	152	3 years
Total intangible assets	$15,512

During fiscal 2020, the acquired companies described above generated net sales of $27.9 million and net income of $2.6 million in the Company’s consolidated statements of income from the date of each respective acquisition.
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and the companies included as part of the fiscal 2020 acquisitions, as though the companies were combined as of the beginning of the Company’s fiscal 2019.  The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisitions occurred as of the beginning of fiscal 2019 or of future consolidated operating results.
The unaudited pro forma financial information was as follows (in thousands):

	2020	2019
Revenues	$1,072,633	$966,007
Net income	49,702	57,693

Pro forma results presented above reflect: (i) incremental depreciation relating to fair value adjustments to property, plant, and equipment and (ii) amortization adjustments relating to fair value estimates of intangible assets. Pro forma adjustments described above have been tax affected using the Company's effective rate during the respective periods.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2019
In March 2018, the Company purchased certain assets through a bankruptcy sales process from Lectrus Corporation, a privately-held corporation based in Chattanooga, Tennessee. Lectrus designs and manufactures custom electrical metal enclosures and provides electrical and mechanical integration. This acquisition expanded the Company's market reach to the Southwest states, brought additional capability to process large, multi-segment enclosures in Lectrus' large manufacturing facility and complemented AZZ's current metal enclosure businesses in the Energy segment.
Fiscal 2018
In February 2018, the Company completed the acquisition of all the assets and outstanding shares of Rogers Brothers Company ("Rogers Brothers"), a privately held company, based in Rockford, Illinois. Rogers Brothers provides galvanizing solutions to a multi-state area within the Midwest. The acquisition supported AZZ's goal of continued geographic expansion as well as portfolio expansion of its metal coatings solutions. The goodwill arising from this acquisition was allocated to the Metal Coatings segment and was not deductible for income tax purposes.
In September 2017, the Company completed the acquisition of all the assets and outstanding shares of Powergrid Solutions, Inc. ("PSI"), a privately held company, based in Oshkosh, Wisconsin. PSI designs, engineers and manufactures customized low and medium-voltage power quality, power generation and distribution equipment. PSI’s product portfolio includes metal-enclosed, metal-clad and padmount switchgear, serving the utility, commercial, industrial and renewable energy markets since 1982. The acquisition of PSI is a key addition to the Company's electrical switchgear portfolio. The addition of PSI’s low-voltage and padmount switchgear allowed AZZ to offer a comprehensive portfolio of customized switchgear solutions to both existing and new customers in a diverse set of industries. The goodwill arising from this acquisition was allocated to the Energy Segment and was deductible for income tax purposes.
In June 2017, the Company completed the acquisition of the assets of Enhanced Powder Coating Ltd., (“EPC”), a privately held, high specification, National Aerospace and Defense Contractors Accreditation Program, ("NADCAP"), certified provider of powder coating, plating and anodizing services based in Gainesville, Texas. EPC, founded in 2003, offers a full spectrum of finish technology including powder coating, abrasive blasting and plating for heavy industrial, transportation, aerospace and light commercial industries. The acquisition of EPC is consistent with the Company's strategic initiative to grow its Metal Coatings segment with products and services that complement its industry-leading galvanizing business. The goodwill arising from this acquisition was allocated to the Metal Coatings Segment and was deductible for income tax purposes.
Supplemental Disclosures
During fiscal 2020, 2019 and 2018, the Company paid $60.6 million, $8.0 million and $44.8 million, respectively, for these acquisitions, net of cash acquired, and expensed acquisition related costs of $0.8 million, $0.2 million and $0.3 million, respectively.
The goodwill resulting from these acquisitions during fiscal 2020, 2019 and 2018 consists largely of the Company’s expected future product and services sales and synergies from combining the products and services and technology with the Company’s existing product and services portfolio.
For fiscal year 2019 and 2018, the acquisitions were not significant individually or in the aggregate. Accordingly, disclosures of the purchase price allocations and unaudited pro forma results of operations have not been provided.
Note 16 – Subsequent Events
In March 2020, the World Health Organization declared the viral strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide, which has resulted in significant downward pressure on most economies around the world. In addition, many countries have implemented travel restrictions, making it more difficult to operate a business with a global footprint. As of the date of this filing, the Company's operations remain open globally and the Company's personnel and operations have been lightly impacted by the effects of COVID-19. The Company has experienced certain customer order deferrals until later in fiscal 2021, but there have been few outright customer order cancellations. Although we expect our business to be negative impacted to a certain degree, we are taking active steps to mitigate any negative impact, which are within our control. We are examining ways to most effectively utilize our assets, to reduce costs, and to preserve liquidity. As the COVID-19 pandemic is ongoing and the near term worldwide economic outlook remains uncertain, the we cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact the Company’s consolidated financial statements for fiscal year 2021. Consequences of prolonged economic decline could include, but not be limited to, reduced revenues, increased instances of uncollectable receivables, and increased asset impairments.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Selected Quarterly Financial Data (Unaudited)

	Quarter ended
	May 31, 2019	August 31, 2019	November 30, 2019	February 29, 2020 (2)
	(in thousands, except per share data)
Net sales	$289,123	$236,190	$291,139	$245,365
Gross profit	66,107	52,686	67,331	51,104
Net income (loss)	21,284	15,558	22,035	(10,643)
Basic net income (loss) per share (1)	0.81	0.59	0.84	(0.41)
Diluted net income (loss) per share (1)	0.81	0.59	0.84	(0.41)

	Quarter ended
	May 31, 2018	August 31, 2018	November 30, 2018	February 28, 2019
	(in thousands, except per share data)
Net sales	$262,236	$222,787	$239,516	$202,548
Gross profit	58,705	46,904	49,755	43,257
Net income	15,718	11,244	15,395	8,851
Basic net income per share (1)	0.60	0.43	0.59	0.34
Diluted net income per share (1)	0.60	0.43	0.59	0.34

(1) Basic and diluted net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.
(2) During the fourth quarter of fiscal 2020, the Company recorded a loss on disposal of $18.6 million related to the sale of its nuclear logistics business and recorded an impairment charge of $9.2 million related to the Company's exit from the nuclear certified portion of its industrial welding solutions business.
Schedule II
AZZ Inc.
Valuation and Qualifying Accounts and Reserves
(In thousands)

	2020	2019	2018
Allowance for Doubtful Accounts
Balance at beginning of year	$2,267	$569	$347
Additions charged to income	2,734	2,153	3,290
Write-offs, net	(129)	(451)	(3,084)
Other	106	—	16
Effect of exchange rate changes	(27)	(4)	—
Balance at end of year	$4,951	$2,267	$569

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
The information required by this Item 9 was previously reported in the Company’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission on May 23, 2019.
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
Management’s Report on Internal Controls Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management, with the participation of its principal executive officer and principal financial officer assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2020 due to the following:
Remediation of Material Weakness

As previously disclosed in the Company’s Annual Report on Form 10-K for fiscal year 2019, management identified a material weaknesses in its internal control over financial reporting related to the review and ongoing monitoring of its revenue recognition reconciliations. As of February 29, 2020, management determined that this material weakness had been fully remediated as further described below.

The remediation steps management undertook were as follows:

i)	new controls were implemented over recording revenue transactions and reviewing revenue reconciliations; and

ii)	additional training was provided to impacted employees.

During the fiscal year 2020, the remediation measures described above were satisfactorily implemented and management was able to successfully test the operating effectiveness of such controls and remediation efforts over a period of several fiscal quarters. As a result of the testing efforts, management was able to conclude that its internal control over financial reporting related to the review and ongoing monitoring of its revenue recognition reconciliations was effective as of February 29, 2020 and that the material weakness has been fully remediated.
Material Weakness
As of August 31, 2019, the Company identified multiple control deficiencies that constitute a material weakness in its internal control over financial reporting related to the Company’s accounting for income taxes. Specifically, management identified financial statement errors related to income tax accounting and deficiencies in the Company's tax compliance program. The financial statement errors impacted current and deferred income tax expense, deferred tax assets and liabilities, financial statement recognition and disclosure of uncertain tax positions, and current income taxes payable. These financial statement errors, which were not detected timely by management, were the result of ineffective design and operation of controls pertaining to the preparation of the Company's income tax provision. While these errors were not material to any prior period, and the cumulative effect of correcting these errors was not material to the current period, the deficiencies identified represent a material weakness in the Company’s internal control over financial reporting.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the control deficiencies identified above. The remediation plan includes i) new controls over the preparation of the Company’s income tax provision and related disclosures including enhanced management review controls and oversight regarding key aspects of the income tax provision work papers and the Company’s income tax compliance program, and ii) additional training for impacted employees. The establishment of new controls may be supported by a combination of additional internal resources, the use of third party advisors or additional technology.
Management believes the measures described above and others that may be implemented will remediate the material weakness that we have identified. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies or, in appropriate circumstances, make revisions to our remediation plan.
Other
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.
Management's assessment and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of the internal controls of the Company's fiscal year 2020 acquisitions as further described in Note 15 to the consolidated finance statements contained in Item 8 of this Form 10-K. These entities constituted approximately 6.9% of the Company’s total assets as of February 29, 2020 and 2.6% and 5.3% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting for these entities because of the timing of the acquisitions during the fiscal year.
The Company’s independent registered public accounting firm, Grant Thornton, LLP has issued an audit report on the Company’s internal control over financial reporting, which is included in Item 8 of this Form 10-K.
Changes in Internal Controls Over Financial Reporting
Except as noted above, there have been no changes in the Company's internal control over financial reporting during the three months ended February 29, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with regard to executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
Information regarding directors of AZZ required by this Item is incorporated by reference to the section entitled “Election of Directors” set forth in the Proxy Statement for our 2020 Annual Meeting of Shareholders.
The information regarding compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement for our 2020 Annual Meeting of Shareholders.
Information regarding our audit committee financial experts and code of ethics and business conduct required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Proxy Statement for our 2020 Annual Meeting of Shareholders.
No director or nominee for director has any family relationship with any other director or nominee or with any executive officer of our company.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Fees Paid to Directors” set forth in our Proxy Statement for our 2020 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management” set forth in the Proxy Statement for our 2020 Annual Meeting of Shareholders.
Equity Compensation Plan
The following table provides a summary of information as of February 29, 2020, relating to our equity compensation plans in which our Common Stock is authorized for issuance.
Equity Compensation Plan Information:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders(1)	399,708(2)	$44.58(3)	2,355,937(4)

(1)
Consists of the Amended and Restated 2005 Long-Term Incentive Plan ("2005 Plan"), the 2014 Long-Term Incentive Plan ("2014 Plan") and the 2018 Employee Stock Purchase Plan ("2018 ESPP"). See Note 10 to our “Notes to Consolidated Financial Statements” for further information.

(2)	Consists of outstanding awards, including 194,946 RSUs and 109,936 PSUs granted under the 2014 Plan and 94,826 SARs granted under the 2005 Plan.

(3)
The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding SARs and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs or PSUs, which have no exercise price.

(4)	Consists of (i) 972,366 shares remaining available for future issuance under the 2014 Plan and (ii) 1,383,571 shares remaining available for issuance under the 2018 ESPP.
Description of Other Plans for the Grant of Equity Compensation
Long Term Incentive Plans
The description of the 2005 Plan, 2014 Plan and 2018 ESPP provided in Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K are incorporated by reference under this Item.

Item 13. Certain Relationships and Related transactions, and Director Independence
The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” set forth in the Proxy Statement for our 2020 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
Information required by this Item is incorporated by reference to the sections entitled “Other Business – Independent Auditor Fees” and “Other Business – Pre-approval of Non-audit Fees” set forth in our Proxy Statement for our 2020 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

1.	Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts and Reserves	62

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Formation of AZZ Inc.	8-K	3.1	7/14/15
3.2		Amended and Restated Bylaws of AZZ Inc.	8-K	3.2	7/14/15
4.1		Form of Stock Certificate	10-Q	4.1	10/13/00
10.1		Amended and Restated Credit Agreement, dated March 21, 2017 by and among AZZ Inc. as borrower, Bank of America N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lender's party thereto	8-K	10.1	3/24/17
10.2		Note Purchase Agreement, dated as of January 20, 2011, by and among AZZ incorporated and the purchasers identified therein	8-K	10.1	1/21/11
10.3	*	AZZ incorporated Amended and Restated 2005 Long-Term Incentive Plan	DEF 14A	Appendix A	6/4/08
10.4	*	Form of AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Directors	10-Q	10.53	9/28/04
10.5	*	Form of AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Key Employees	10-Q	10.54	9/28/04
10.6	*	AZZ Inc. 2014 Long-Term Incentive Plan	DEF 14A	Appendix A	5/29/14
10.7	*	First Amendment to AZZ Inc. 2014 Long Term Incentive Plan	8-K	10.2	1/21/16
10.8	*	Amended Form of Restricted Share Unit Award Agreement	8-K	10.4	1/21/16
10.9	*	Amended Form of Stock Appreciation Rights Award Agreement	8-K	10.5	1/21/16
10.10	*	Amended Form of Performance Award Agreement	8-K	10.6	1/21/16
10.11	*	AZZ Inc. Senior Management Bonus Plan	DEF 14A	Appendix B	5/28/15
10.12	*	First Amendment to Senior Management Bonus Plan	8-K	10.3	1/21/16
10.13	*	AZZ Inc. 2018 Employee Stock Purchase Plan	DEF 14A	Appendix A	5/25/18

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date
10.14	*	Second Amended and Restated Employment Agreement between AZZ Inc. and Mr. Tom Ferguson, dated as of October 3, 2019	8-K	10.1	10/7/19
10.15	*	Change in Control Agreement by and between AZZ incorporated and Thomas Ferguson, dated as of November 4, 2013	8-K	10.2	11/7/13
10.16	*	Employment Agreement by and between AZZ incorporated and Paul Fehlman, dated as of February 24, 2014	8-K	10.1	2/27/14
10.17	*	Change in Control Agreement by and between AZZ incorporated and Paul Fehlman, dated as of February 24, 2014	8-K	10.2	2/27/14
10.18	*	Employment Agreement between AZZ Inc. and Mr. Kenneth Lavelle, dated as of January 9, 2020	8-K	10.1	1/10/20
10.19	*	Form of Change in Control Agreement by and between AZZ incorporated and certain officers thereof	10-K	10.18	5/24/02
10.20	*	AZZ Inc. Compensation Recovery Policy	8-K	10.1	1/21/16
10.21	*	AZZ Inc. Severance Pay Plan	8-K	10.1	10/3/17
10.22	*	AZZ Inc. Deferred Compensation Plan	8-K	10.1	1/18/19
14.1		Code of Conduct. AZZ Inc. Code of Conduct may be accessed via the Company’s Website at www.azz.com.
21.1	+	Subsidiaries of the Registrant
23.1	+	Consent of Grant Thornton LLP
23.2	+	Consent of BDO USA, LLP
31.1	+	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	+	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Extension Schema Document
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document
104		XBRL Taxonomy Extension Presentation Linkbase Document
* Indicates management contract, compensatory plan or arrangement
+ Indicates filed herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc.
(Registrant)

April 29, 2020	By: /s/ Thomas E. Ferguson
Thomas E. Ferguson, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

April 29, 2020	/s/ Daniel R. Feehan
Daniel R. Feehan Chairman of the Board of Directors

April 29, 2020	/s/ Thomas E. Ferguson
Thomas E. Ferguson President, Chief Executive Officer and Director (Principal Executive Officer)

April 29, 2020	/s/ Paul W. Fehlman
Paul W. Fehlman, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

April 29, 2020	/s/ Philip A. Schlom
Philip A. Schlom Vice President and Chief Accounting Officer

April 29, 2020	/s/ Kevern R. Joyce
Kevern R. Joyce Director

April 29, 2020	/s/ Daniel E. Berce
Daniel E. Berce Director

April 29, 2020	/s/ Paul Eisman
Paul Eisman Director

April 29, 2020	/s/ Venita McCellon-Allen
Venita McCellon-Allen Director

April 29, 2020	/s/ Ed McGough
Ed McGough Director

April 29, 2020	/s/ Steven R. Purvis
Steven R. Purvis Director