Form 10-Q
period 2020-05-31
AZZ INC
filed 2020-07-09
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of June 30, 2020 the registrant had outstanding 26,195,048 shares of common stock; $1.00 par value per share.

AZZ INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	May 31, 2020	February 29, 2020
Assets
Current assets:
Cash and cash equivalents	$26,414	$36,687
Accounts receivable (net of allowance for doubtful accounts of $4,772 as of May 31, 2020 and $4,951 as of February 29, 2020)	130,047	139,214
Inventories:
Raw material	90,092	88,837
Work-in-process	8,145	5,543
Finished goods	5,746	5,461
Contract assets	65,044	70,093
Prepaid expenses and other	9,541	8,727
Total current assets	335,029	354,562
Property, plant and equipment, net	214,965	213,104
Operating lease right-of-use assets	41,767	43,208
Goodwill	355,808	356,225
Intangibles and other assets, net	103,204	106,732
Total assets	$1,050,773	$1,073,831
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$45,895	$61,987
Income tax payable	6,239	2,876
Accrued salaries and wages	12,376	38,882
Other accrued liabilities	25,778	26,868
Customer deposits	626	255
Contract liabilities	17,365	18,418
Lease liability, short-term	6,338	6,327
Debt due within one year	125,000	125,000
Total current liabilities	239,617	280,613
Debt due after one year, net	93,911	77,878
Lease liability, long-term	38,290	38,114
Other long-term liabilities	7,604	4,934
Deferred income taxes	35,695	37,926
Total liabilities	415,117	439,465
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par, shares authorized 100,000; 26,195 shares issued and outstanding at May 31, 2020 and 26,148 shares issued and outstanding at February 29, 2020	26,195	26,148
Capital in excess of par value	67,883	66,703
Retained earnings	573,530	572,414
Accumulated other comprehensive loss	(31,952)	(30,899)
Total shareholders’ equity	635,656	634,366
Total liabilities and shareholders' equity	$1,050,773	$1,073,831
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended May 31,
	2020	2019

Net sales	$213,293	$289,123
Cost of sales	171,085	223,016
Gross margin	42,208	66,107

Selling, general and administrative	27,890	35,133
Operating income	14,318	30,974

Interest expense	2,634	3,584
Other expense, net	1,456	424
Income before income taxes	10,228	26,966
Income tax expense	4,687	5,682
Net income	$5,541	$21,284
Earnings per common share
Basic earnings per share	$0.21	$0.81
Diluted earnings per share	$0.21	$0.81

Cash dividends declared per common share	$0.17	$0.17
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended May 31,
	2020	2019

Net income	$5,541	$21,284
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax of $0	(1,039)	(1,960)
Interest rate swap, net of income tax of $7 and $7, respectively.	(14)	(14)
Other comprehensive loss	(1,053)	(1,974)
Comprehensive income	$4,488	$19,310
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended May 31,
	2020	2019
Cash Flows From Operating Activities
Net income	$5,541	$21,284
Adjustments to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	129	2,616
Amortization and depreciation	11,668	12,326
Deferred income taxes	(2,147)	668
Net (gain) loss on sale of property, plant and equipment	40	(200)
Amortization of deferred borrowing costs	135	136
Share-based compensation expense	1,766	1,350
Effects of changes in assets and liabilities, net of acquisitions:
Accounts receivable	8,721	(14,228)
Inventories	(4,449)	7,681
Prepaid expenses and other	(941)	(1,240)
Other assets	123	185
Net change in contract assets and liabilities	3,168	(55,088)
Accounts payable	(15,328)	7,068
Other accrued liabilities and income taxes payable	(19,610)	(454)
Net cash used in operating activities	(11,184)	(17,896)
Cash Flows From Investing Activities
Proceeds from sale of property, plant and equipment	—	210
Purchase of property, plant and equipment	(10,847)	(4,686)
Acquisition of subsidiaries, net of cash acquired	—	(38,993)
Net cash used in investing activities	(10,847)	(43,469)
Cash Flows From Financing Activities
Payments for taxes related to net share settlement of equity awards	(539)	(691)
Proceeds from revolving loan	76,000	187,000
Payments on revolving loan	(60,000)	(131,000)
Payments of dividends	(4,425)	(4,440)
Net cash provided by financing activities	11,036	50,869
Effect of exchange rate changes on cash	722	77
Net decrease in cash and cash equivalents	(10,273)	(10,419)
Cash and cash equivalents at beginning of period	36,687	24,005
Cash and cash equivalents at end of period	$26,414	$13,586

Supplemental disclosures
Cash paid for interest	$869	$1,600
Cash paid for income taxes	$11	$567
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended May 31, 2020
			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Balance at February 29, 2020	26,148	$26,148	$66,703	$572,414	$(30,899)	$634,366
Share-based compensation	—	—	1,766	—	—	1,766
Common stock issued from stock plans, net of shares withheld for employee taxes	47	47	(586)	—	—	(539)
Cash dividends paid	—	—	—	(4,425)	—	(4,425)
Net income	—	—	—	5,541	—	5,541
Foreign currency translation	—	—	—	—	(1,039)	(1,039)
Interest rate swap	—	—	—	—	(14)	(14)
Balance at May 31, 2020	26,195	$26,195	$67,883	$573,530	$(31,952)	$635,656

	Three Months Ended May 31, 2019
			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Balance at February 28, 2019	26,115	$26,115	$46,141	$560,224	$(28,752)	$603,728
Share-based compensation	—	—	1,350	—	—	1,350
Common stock issued from stock plans, net of shares withheld for employee taxes	37	37	(728)	—	—	(691)
Cash dividends paid	—	—	—	(4,440)	—	(4,440)
Net income	—	—	—	21,284	—	21,284
Foreign currency translation	—	—	—	—	(1,960)	(1,960)
Interest rate swap	—	—	—	—	(14)	(14)
Balance at May 31, 2019	26,152	$26,152	$46,763	$577,068	$(30,726)	$619,257
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The Company and Basis of Presentation
AZZ Inc. (“AZZ”, the “Company”, "our" or “we”) was established in 1956 and incorporated under the laws of the state of Texas. The Company is a global provider of metal coating solutions, welding solutions, specialty electrical equipment and highly engineered services to the power generation, transmission, distribution, refining and industrial markets. The Company has two distinct operating segments: the Metal Coatings segment and the Energy segment. AZZ Metal Coatings provides hot dip galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries through facilities located throughout the United States and Canada. AZZ Energy is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in the energy markets worldwide.
Presentation
The accompanying condensed consolidated balance sheet as of February 29, 2020, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 29, 2020, included in the Company’s Annual Report on Form 10-K covering such period.
Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ending February 28, 2021 is referred to as fiscal 2021.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of May 31, 2020, the results of its operations for the three months ended May 31, 2020 and 2019, and cash flows for the three months ended May 31, 2020 and 2019. These interim results are not necessarily indicative of results for a full year.
Coronavirus (COVID-19)
In March 2020, the World Health Organization declared the viral strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 and the resulting economic contraction has resulted in increased business uncertainty. The consequences of a prolonged economic decline could include, but are not limited to, reduced revenues, increased instances of uncollectible customer receivables, and increased asset impairments in future periods. Accordingly, the Company cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact its consolidated balance sheet, statements of income or statements of cash flows for fiscal year 2021.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments, including the Company's accounts receivable and contract assets. The Company adopted ASU 2016-13 in the first quarter of its fiscal 2021 utilizing the modified retrospective transition method. The adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software, in order to determine the applicable costs to capitalize and the applicable costs to expense as incurred. The Company adopted ASU 2018-15 in the first quarter of its fiscal 2021 and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. This standard is intended to simplify the accounting and disclosure requirements for income taxes by eliminating various exceptions in accounting for income taxes as well as clarifying and amending existing guidance to improve consistency in the application of ASC 740. The standard will be effective for the Company in the first quarter of its fiscal 2022 and early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

2.Earnings Per Share
Earnings per share is based on the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of Company stock awards.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, expect per share data):

	Three Months Ended May 31,
	2020	2019
Numerator:
Net income for basic and diluted earnings per common share	$5,541	$21,284
Denominator:
Denominator for basic earnings per common share–weighted average shares	26,157	26,124
Effect of dilutive securities:
Employee and director equity awards	35	69
Denominator for diluted earnings per common share	26,192	26,193
Earnings per share basic and diluted:
Basic earnings per common share	$0.21	$0.81
Diluted earnings per common share	$0.21	$0.81

3.Revenues
Disaggregated Revenue
The following table presents disaggregated revenue by customer industry (in thousands):

	Three Months Ended May 31,
	2020	2019
Net sales:
Industrial - oil and gas, construction, and general	$130,109	$164,800
Transmission and distribution	49,057	72,281
Power generation	34,127	52,042
Total net sales	$213,293	$289,123
See Note 4 for revenue information by segment.

Contract Liabilities
The following table shows the changes in contract liabilities for the three months ended May 31, 2020 and 2019, respectively (in thousands):

	May 31, 2020	May 31, 2019
Balance at beginning of period	$18,418	$56,928
Contract liabilities added during the period	4,796	10,970
Revenue recognized during the period	(5,849)	(45,579)
Balance at end of period	$17,365	$22,319
The Company did not record any revenues for the three months ended May 31, 2020 or 2019 related to performance obligations satisfied in prior periods. The increases or decreases in accounts receivable, contract assets, and contract liabilities during the three months ended May 31, 2020 and 2019 were due primarily to normal timing differences between the Company’s performance and customer payments. The acquisitions described in Note 10 had no impact on contract assets or liabilities as of the date of acquisitions.
The Company expects to recognize revenues of approximately $10.3 million, $4.6 million, $2.3 million and $0.2 million in fiscal 2021, 2022, 2023 and 2024, respectively, related to the $17.4 million balance of contract liabilities as of May 31, 2020.

4.Segments
Segment Information
Net sales and operating income (loss) by segment for each period were as follows (in thousands):

	Three Months Ended May 31,
	2020	2019
Net sales:
Metal Coatings	$118,991	$122,154
Energy	94,302	166,969
Total net sales	$213,293	$289,123

Operating income (loss):
Metal Coatings	$25,085	$29,392
Energy	(1,048)	12,571
Corporate	(9,719)	(10,989)
Total operating income	$14,318	$30,974

Asset balances by segment for each period were as follows (in thousands):

	May 31, 2020	February 29, 2020
Total assets:
Metal Coatings	$497,742	$504,632
Energy	525,125	548,032
Corporate	27,906	21,167
Total	$1,050,773	$1,073,831

Financial Information About Geographical Areas
The following table presents revenues by geographic region for each period (in thousands):

	Three Months Ended May 31,
	2020	2019
Net sales:
United States	$190,842	$230,337
International	22,451	58,786
Total	$213,293	$289,123

The following table presents fixed assets by geographic region for each period (in thousands):

	May 31, 2020	February 29, 2020
Property, plant and equipment, net:
United States	$194,012	$190,365
Canada	15,647	16,385
Other countries	5,306	6,354
Total	$214,965	$213,104

5.Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products and is classified within other accrued liabilities on the condensed consolidated balance sheets. Management periodically reviews established reserves and makes adjustments based upon the progression of activities with our customers. Warranties typically cover non-conformance to specifications and defects in material and workmanship.
The following table shows the changes in the warranty reserves for the three months ended May 31, 2020 (in thousands):

Beginning of period	$3,702
Warranty costs incurred	(509)
Additions charged to income	327
End of period	$3,520
6.Debt
The Company's debt consisted of the following for each of the periods presented (in thousands):

	May 31, 2020	February 29, 2020
2017 Revolving Credit Facility	$94,000	$78,000
2011 Senior Notes	125,000	125,000
Total debt, gross	219,000	203,000
Unamortized debt issuance costs	(89)	(122)
Total debt, net	218,911	202,878
Less amount due within one year	(125,000)	(125,000)
Debt due after one year, net	$93,911	$77,878

7.Leases
The Company is a lessee under various operating leases for facilities and equipment. Supplemental information related to the Company's portfolio of operating leases was as follows (in thousands, except years and percentages):

	Three Months Ended May 31,
	2020	2019
Operating lease cost	$4,474	$4,266
Operating cash flows from operating leases included in lease liabilities	2,119	2,275
ROU assets obtained in exchange for new operating lease liabilities	204	2,506

	May 31, 2020	February 29, 2020
Weighted-average remaining lease term - operating leases	7.59 years	7.94 years
Weighted-average discount rate - operating leases	4.95%	4.89%
As of May 31, 2020, maturities of the Company's lease liabilities were as follows (in thousands):

Fiscal year:
2021 (remaining 9 months)	$6,224
2022	8,037
2023	7,553
2024	6,725
2025	5,776
Thereafter	17,493
Total lease payments	51,808
Less imputed interest	(8,789)
Total	$43,019
8.Income Taxes
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments and other changes to their income and non-income-based tax laws as well as providing direct government assistance through grants and forgivable loans. The CARES Act, which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. With respect to the CARES Act, the Company currently expects to benefit from the deferral of certain payroll taxes through the end of calendar year 2020 and the technical correction with respect to qualified improvement property.
The provision for income taxes reflects an effective tax rate of 45.8% for the three months ended May 31, 2020 as compared to 21.1% for the respective prior year comparable period. The increase in the effective tax rate is primarily attributable to losses in foreign jurisdictions for which the Company does not anticipate being able to recognize the benefit and additional uncertain tax positions that were recorded in the quarter related to research and development tax credits.

9.Share-based Compensation
The Company has two share-based compensation plans, the 2014 Long Term Incentive Plan (the "2014 Plan") and the Amended and Restated 2005 Long Term Incentive Plan (the “2005 Plan”).
The 2014 Plan provides for broad-based equity grants to employees, including executive officers, and members of the board of directors and permits the granting of restricted shares, restricted stock units, performance awards, stock appreciation rights and other stock-based awards. The maximum number of shares that may be issued under the 2014 Plan is 1.5 million shares and, as of May 31, 2020, the Company had approximately 1.2 million shares reserved for future issuance under this plan.

The 2005 Plan permitted the granting of stock appreciation rights and other equity-based awards to certain employees. This plan was terminated upon the effective date of the 2014 Plan and no future grants may be made under the 2005 Plan. There were stock appreciation rights granted under the 2005 Plan prior to its termination that remain outstanding, and if exercised, such awards will be settled from the balance of shares available for issuance under the 2005 Plan. As of May 31, 2020, there were 0.1 million shares available for issuance under the 2005 Plan. The 2005 Plan will be formally retired when all remaining outstanding stock appreciation rights are exercised, forfeited or expire. All outstanding stock appreciation rights will expire on or before March 1, 2021.
Restricted Stock Unit Awards
Restricted stock unit ("RSU") awards are valued at the market price of our common stock on the grant date. Awards generally vest ratably over a period of three years but these awards may vest earlier in accordance with the Plan’s vesting provisions. RSU awards have dividend equivalent rights (“DERs”), which entitle holders of RSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the underlying awards vest.

A summary of the Company’s non-vested restricted stock unit award activity (including DERs) for the three months ended May 31, 2020 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	194,946	$44.34
Granted	125,770	28.61
Vested	(63,292)	45.94
Forfeited	(7,128)	42.98
Outstanding at end of period	250,296	$35.98
Performance Share Unit Awards
The Company grants performance share unit ("PSU") awards to certain employees, which also include DERs as described above. These PSU awards have a three year performance cycle and will vest on the third anniversary of the grant date subject to various vesting conditions. Certain PSU awards have vesting conditions based on the Company’s degree of achievement of a target annual average adjusted return on assets during these three year periods relative to the performance of a predetermined group of peer companies. In addition, these PSU awards may have vesting conditions or certain vesting multipliers, which are based on the Company’s total shareholder return during such three years in comparison to a defined specific industry peer group. The Company estimates the fair value of PSU awards using a Monte Carlo simulation model on the date of grant.
A summary of the Company’ non-vested performance share unit award activity (including DERs) for the three months ended May 31, 2020 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at the beginning of the period	109,936	$47.75
Granted	69,955	33.22
Vested	—	—
Forfeited	(32,111)	54.00
Outstanding at the end of the period	147,780	$39.35
The PSU awards in the table above are presented at the face value of the respective grants. However, the number of PSU awards that may ultimately vest can vary in a range 0% to 250% of the face amount of such awards depending on the outcome of the performance or market vesting conditions.

Stock Appreciation Rights
Stock appreciation rights ('SARs") were granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of 7 years and generally vest ratably over a period of three years from the date of grant although some may vest immediately on issuance. These awards are valued using the Black-Scholes option-pricing model.
A summary of the Company’s SARs activity for the three months ended May 31, 2020 is as follows:

	SARs	Weighted Average Exercise Price
Outstanding at beginning of period	94,826	$44.58
Granted	—	—
Exercised	—	—
Forfeited	(1,362)	45.36
Outstanding at end of the period	93,464	$44.57
Exercisable at the ending of the period	93,464	$44.57
The average remaining contractual term for SARs outstanding and SARs that were exercisable as of May 31, 2020 was 0.62 years and such awards had no intrinsic value.
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan ("ESPP"), which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under the ESPP have a duration of 24 months (the "offering period") and commence on each January 1 and July 1, and ending on June 30 and December 31, respectively. On the first day of an offering period (the “enrollment date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of the Company's common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option-pricing model. The Company did not issue any shares from the ESPP during the three months ended May 31, 2020 and 2019, respectively.
Share-based Compensation Expense
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows (in thousands):

	Three Months Ended May 31,
	2020	2019
Compensation expense	$1,766	$1,350
Income tax benefits	$390	$284
Unrecognized compensation cost related to the Company's employee equity grants at May 31, 2020 totals $13.4 million and is expected to be recognized over a period of 2.25 years.
The Company’s policy is to issue shares required under these plans from the Company’s authorized but unissued shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand for the products and services offered by AZZ, including demand by the metal coatings market, power generation markets, electrical transmission and distribution markets, and the industrial markets, each of which may be impacted by the ongoing COVID-19 pandemic where our ability to assess the future and full impact on the Company, our customers and our suppliers is limited. We could also experience fluctuations in prices and raw material cost, including zinc and natural gas, which are used in our hot dip galvanizing process or other potential supply-chain disruptions or customer requested delays of our products or services; changes in the political stability and economic conditions impacting our business in the domestic and foreign markets that we serve; customer requested delays of shipments; additional acquisition opportunities; currency exchange rates; adequacy of financing; availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; and acts of war or terrorism inside the United States or abroad. AZZ has provided additional information regarding risks associated with the business in AZZ's Annual Report on Form 10-K for the fiscal year ended February 29, 2020 and other filings with the SEC, available for viewing on AZZ's website at www.azz.com and on the SEC's website at www.sec.gov.
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
The following discussion should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, and with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Results of Operations
Coronavirus (COVID-19)
In March 2020, the World Health Organization declared the viral strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 resulted in virtually all governments issuing restrictive orders, including “shelter in place” orders around the globe to assist in mitigating the spread of the virus.
Subsequently, in March 2020, the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (CISA) department issued guidance clarifying that critical infrastructure industries have a responsibility to maintain operations while these restrictive measures are in place. The Company, based on input from the government and our customers, continued to operate under the CISA guidelines in an effort to support critical infrastructure in the areas where we are either required to do so, or where we are able.
While we continue to support our customers, there remains uncertainties regarding the duration, recurrence and, to what extent, if any, that the COVID-19 pandemic will ultimately have on the demand for our products and services or with our supply chain.
As described above the spread of COVID-19 and the resulting economic contraction has resulted in increased business uncertainty. The consequences of a prolonged economic decline could include, but are not limited to, reduced revenues, increased instances of uncollectible customer receivables, and increased asset impairments in future periods. Accordingly, we cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact our consolidated balance sheet, statements of income or statements of cash flows for fiscal year 2021.

In addition, in March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on a preliminary evaluation of the CARES Act, we qualify for the deferral of payroll and other tax payments and we are continuing to evaluate certain employer payroll tax credits.
Overview
We have two distinct operating segments, the Metal Coatings segment and the Energy segment, as defined in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use revenue and operating income by segment to evaluate our segments. Segment operating income consists of net sales less cost of sales and selling, general and administrative expenses that are specifically identifiable to a segment. For a reconciliation of segment operating income to consolidated operating income, see Note 4 to our quarterly condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Orders and Backlog
Our entire backlog, which is inclusive of transaction taxes for certain foreign subsidiaries, relates to our Energy segment and was $205.4 million as of May 31, 2020, a decrease of $38.4 million, or 15.8%, as compared to $243.8 million as of February 29, 2020. Our backlog decreased $94.7 million, or 31.6%, as compared to the same period in the prior fiscal year. For the three months ended May 31, 2020, our incoming net orders decreased by $81.5 million, or 31.8% when compared to same period of fiscal 2020 and our book-to-revenue ratio decreased to 0.82 to 1 from 0.89 to 1. The reductions in backlog were primarily attributable to the impacts on customer activities given COVID-19. Customers have been slower to release orders on project-related electrical platform work and orders were delayed in our industrial platform.
The table below includes the progression of backlog (in thousands):

	Period Ended		Period Ended
Backlog	2/29/2020	$243,799	2/28/2019	$332,894
Net bookings		174,865		256,344
Revenues recognized		(213,293)		(289,123)
Backlog	5/31/2020	205,371	5/31/2019	300,115
Book to revenue ratio		0.82		0.89
Segment Revenues
For the three months ended May 31, 2020, consolidated revenues decreased $75.8 million, or 26.2% , as compared to the same period in fiscal 2020.

The following table reflects the breakdown of revenue by segment (in thousands):

	Three Months Ended May 31,
	2020	2019
Net sales:
Metal Coatings	$118,991	$122,154
Energy	94,302	166,969
Total net sales	$213,293	$289,123
Revenues for the Metal Coatings segment decreased $3.2 million or 2.6% for the three months ended May 31, 2020 as compared to the same period in fiscal 2020. The slight decrease was related to lower volumes and selling prices, which were due primarily to the slowdown in the economy as a result of COVID-19, partially offset by higher revenues in our surface technologies platform from the acquisitions in the prior fiscal year.
Revenues for the Energy segment decreased $72.7 million or 43.5% for the three months ended May 31, 2020 as compared to the same period in fiscal 2020. This decrease was related to less overall demand for our electrical products and industrial solutions, which was due primarily to the slowdown in the economy as a result of COVID-19 and softness in the oil and gas markets. In addition, the prior year period included significantly higher electrical product revenues related to a large international project.

Segment Operating Income
The following table reflects the breakdown of operating income (loss) by segment (in thousands):

	Three Months Ended May 31,
	2020	2019
Operating income (loss):
Metal Coatings	$25,085	$29,392
Energy	(1,048)	12,571
Corporate	(9,719)	(10,989)
Total operating income	$14,318	$30,974
Operating income for the Metal Coatings segment decreased $4.3 million or 14.7% for the three months ended May 31, 2020 as compared to the same period in fiscal 2020. Operating margins were 21.1% and 24.1%, for the three months ended May 31, 2020 and 2019, respectively. These declines were related primarily to the lower volumes and selling prices noted above, which were partially offset by lower zinc costs.
Operating income for the Energy segment decreased by $13.6 million or 108.3% for the three months ended May 31, 2020 as compared to the same periods in fiscal 2020. Operating margins were (1.1)% and 7.5%, for the three months ended May 31, 2020 and 2019, respectively. These declines were related primarily to the lower revenues noted above.
Corporate Expenses
Corporate expenses decreased by $1.3 million or 11.6%, for the three months ended May 31, 2020 as compared to the same period in fiscal 2020. The decrease was related primarily to lower employee compensation costs and reduced outside services.
Other expense, net
Other expense, net for the three months ended May 31, 2020 was $1.5 million as compared to $0.4 million for the prior year comparable period. This decrease was primarily attributable to foreign currency losses as the dollar strengthened against currencies in Brazil and China.
Interest Expense
Interest expense for the three months ended May 31, 2020 was $2.6 million as compared to $3.6 million for the prior year comparable period. This decrease was primarily attributable to lower average outstanding debt balances and lower interest rates on variable rate debt. Our gross debt to equity ratio was 0.34 to 1 as of May 31, 2020, compared to 0.48 to 1 as of May 31, 2019.

Income Taxes
The provision for income taxes reflects an effective tax rate of 45.8% for the three months ended May 31, 2020 as compared to 21.1% for the respective prior year comparable period. The increase in the effective tax rate was primarily attributable to losses in foreign jurisdictions for which we do not anticipate being able to recognize the benefit and additional uncertain tax positions that were recorded in the quarter related to research and development tax credits.

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
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended May 31,
	2020	2019
Net cash used in operating activities	$(11,184)	$(17,896)
Net cash used in investing activities	(10,847)	(43,469)
Net cash provided by financing activities	11,036	50,869
For the three months ended May 31, 2020, net cash used in operating activities was $11.2 million, net cash used in investing activities was $10.8 million, net cash provided by financing activities was $11.0 million, and a decrease of $0.7 million from the net effect of exchange rate changes on cash resulting in a net decrease in cash and cash equivalents of $10.3 million. In comparison to the comparable period in fiscal 2020, the results in the statement of cash flows for operating activities for the three months ended May 31, 2020, are primarily attributable to less negative impacts of changes in working capital, partially offset by lower net income. The Company's use of cash for investing activities was lower due to decreased spending on acquisitions, partially offset by higher capital expenditures. Net cash provided by financing activities was lower during the three months ended May 31, 2020 as compared to the prior year comparable period due primarily to decreased net borrowings.
Our working capital was $95.4 million as of May 31, 2020, as compared to $73.9 million at February 29, 2020.
Financing and Capital
As of May 31, 2020, the Company had $219.0 million of floating and fixed rate notes outstanding with varying maturities through fiscal 2023 and the Company was in compliance with all of the covenants related to these outstanding borrowings. As of May 31, 2020, the Company had approximately $342.3 million of additional credit available for future draws or letters of credit.
For additional information on the Company's outstanding borrowings see Note 6 to the condensed consolidated financial statements and further below under Contractual Obligations.
Share Repurchase Program
In January of 2012, our Board authorized the repurchase of up to ten percent of the then outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The Company did not make any repurchases of its common shares during the three months ended May 31, 2020.
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

Off Balance Sheet Arrangements and Contractual Obligations
As of May 31, 2020, the Company did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
The following summarizes our operating lease obligations, purchase commitments, debt principal payments, and interest payments for the remainder of the next five fiscal years and beyond (in thousands):

	Operating Leases	Purchase Commitments (1)	Long-Term Debt	Interest (2)	Total
Fiscal:
2021	$6,224	$22,499	$125,000	$8,381	$162,104
2022	8,037	—	—	2,141	10,178
2023	7,553	—	94,000	313	101,866
2024	6,725	—	—		6,725
2025	5,776	—	—	—	5,776
Thereafter	17,493	—	—	—	17,493
Total	$51,808	$22,499	$219,000	$10,835	$304,142
(1) Purchase commitments consist of non-cancelable forward contracts to purchase zinc at various volumes and prices. All such contracts expire in fiscal 2021.
(2) For variable rate debt, interest payments are calculated using current interest rates.
As of May 31, 2020, we had outstanding letters of credit in the amount of $43.3 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods.
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
During the three months ended May 31, 2020, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended February 29, 2020.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk disclosures during the first nine months of fiscal 2020. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended February 29, 2020.

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
Changes in Internal Controls Over Financial Reporting
As of August 31, 2019, the Company identified multiple control deficiencies that constituted a material weakness in its internal control over financial reporting related to the Company’s accounting for income taxes. Specifically, management identified financial statement errors related to income tax accounting and deficiencies in the Company's tax compliance and reporting program. The financial statement errors impacted current and deferred income tax expense, deferred tax assets and liabilities, financial statement recognition and disclosure of uncertain tax positions, and current income taxes payable. These financial statement errors, which were not detected timely by management, were the result of ineffective design and operation of controls pertaining to the preparation of the Company's income tax provision. While these errors were not material to any prior period, and the cumulative effect of correcting additional errors is not material to the current period, the deficiencies identified represent a material weakness in the Company’s internal control over financial reporting.
Management is actively engaged in the implementation of remediation efforts to address the control deficiencies identified above. The remediation plan includes i) new controls over the preparation of the Company’s income tax provision and related disclosures including enhanced management review controls and oversight regarding key aspects of the income tax provision work papers and the Company’s income tax compliance program, and ii) additional training for impacted employees. The establishment of new controls may be supported by a combination of additional internal resources, the use of third party advisors or additional technology.
Management believes the measures described above and others that may be implemented will remediate the material weakness that we have previously identified. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies or, in appropriate circumstances, make revisions to our remediation plan.
There have been no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company and its subsidiaries are named defendants and plaintiffs in various routine lawsuits incidental to our business. These proceedings include labor and employment claims, use of the Company’s intellectual property, worker’s compensation, environmental matters, and various commercial disputes, all arising in the normal course of business. Although the outcome of these lawsuits or other proceedings cannot be predicted with certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other legal matters cannot be predicted at this time, management, after consultation with legal counsel believes it has strong defenses to all of these matters and does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 29, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January of 2012, our Board authorized the repurchase of up to ten percent of the then outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The Company did not make any repurchases of its common shares during the three months ended May 31, 2020.

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

AZZ Inc. (Registrant)

Date:	July 9, 2020	By:	/s/ Philip A. Schlom
Philip A. Schlom Chief Accounting Officer and Interim Chief Financial Officer