Form 10-Q
period 2020-08-31
AZZ INC
filed 2020-10-13
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of September 30, 2020 the registrant had outstanding 26,076,437 shares of common stock; $1.00 par value per share.

AZZ INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	August 31, 2020	February 29, 2020
Assets
Current assets:
Cash and cash equivalents	$14,028	$36,687
Accounts receivable (net of allowance for doubtful accounts of $5,145 as of August 31, 2020 and $4,951 as of February 29, 2020)	114,295	139,214
Inventories:
Raw material	83,364	88,837
Work-in-process	8,969	5,543
Finished goods	2,045	5,461
Contract assets	64,199	70,093
Prepaid expenses and other	7,117	8,727
Assets held for sale	16,916	—
Total current assets	310,933	354,562
Property, plant and equipment, net	200,420	213,104
Operating lease right-of-use assets	40,049	43,208
Goodwill	351,755	356,225
Intangibles and other assets, net	96,795	106,732
Total assets	$999,952	$1,073,831
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$46,443	$61,987
Income tax payable	—	2,876
Accrued salaries and wages	18,597	38,882
Other accrued liabilities	24,287	26,868
Customer deposits	402	255
Contract liabilities	13,756	18,418
Lease liability, short-term	6,254	6,327
Debt due within one year	125,000	125,000
Liabilities held for sale	6,097	—
Total current liabilities	240,836	280,613
Debt due after one year, net	46,945	77,878
Lease liability, long-term	34,893	38,114
Other long-term liabilities	13,227	4,934
Deferred income taxes	32,510	37,926
Total liabilities	368,411	439,465
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par, shares authorized 100,000; 26,076 shares issued and outstanding at August 31, 2020 and 26,148 shares issued and outstanding at February 29, 2020	26,076	26,148
Capital in excess of par value	71,797	66,703
Retained earnings	561,094	572,414
Accumulated other comprehensive loss	(27,426)	(30,899)
Total shareholders’ equity	631,541	634,366
Total liabilities and shareholders' equity	$999,952	$1,073,831
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019

Sales	$203,372	$236,190	$416,664	$525,313
Cost of sales	157,278	183,504	328,363	406,520
Gross margin	46,094	52,686	88,301	118,793

Selling, general and administrative	26,749	30,479	54,639	65,612
Restructuring and impairment charges	18,693	$—	18,693	—
Operating income	652	22,207	14,969	53,181

Interest expense	2,470	3,548	5,104	7,132
Other expense, net	92	686	1,547	1,110
Income (loss) before income taxes	(1,910)	17,973	8,318	44,939
Income tax expense (benefit)	(120)	2,415	4,567	8,097
Net income (loss)	$(1,790)	$15,558	$3,751	$36,842
Earnings per common share
Basic earnings (loss) per share	$(0.07)	$0.59	$0.14	$1.41
Diluted earnings (loss) per share	$(0.07)	$0.59	$0.14	$1.40

Cash dividends declared per common share	$0.17	$0.17	$0.34	$0.34
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019

Net income (loss)	$(1,790)	$15,558	$3,751	$36,842
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax of $0	4,540	741	3,499	(1,219)
Interest rate swap, net of income tax of $7, $7, $15, and $15, respectively.	(14)	(13)	(28)	(27)
Other comprehensive income (loss)	4,526	728	3,471	(1,246)
Comprehensive income	$2,736	$16,286	$7,222	$35,596
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended August 31,
	2020	2019
Cash Flows From Operating Activities
Net income	$3,751	$36,842
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	226	2,177
Amortization and depreciation	23,149	24,584
Deferred income taxes	(5,493)	(3,867)
Loss on disposal of business	1,198	—
Non-cash restructuring and impairment charges	17,425	—
Net gain on sale of property, plant and equipment	(113)	(306)
Amortization of deferred borrowing costs	269	269
Share-based compensation expense	4,083	3,086
Effects of changes in assets and liabilities, net of acquisitions:
Accounts receivable	19,686	(9,179)
Inventories	(480)	15,550
Prepaid expenses and other	1,372	(2,055)
Other assets	202	368
Net change in contract assets and liabilities	(452)	(49,952)
Accounts payable	(15,931)	13,009
Other accrued liabilities and income taxes payable	(16,726)	7,709
Net cash provided by operating activities	32,166	38,235
Cash Flows From Investing Activities
Proceeds from sale of property, plant and equipment	397	332
Purchase of property, plant and equipment	(19,269)	(16,496)
Proceeds from sale of subsidiary, net	8,341	—
Acquisition of subsidiaries, net of cash acquired	—	(39,924)
Net cash used in investing activities	(10,531)	(56,088)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	1,694	1,781
Payments for taxes related to net share settlement of equity awards	(554)	(691)
Proceeds from revolving loan	96,000	219,500
Payments on revolving loan	(127,000)	(204,500)
Purchases of treasury shares	(6,379)	—
Payments of dividends	(8,892)	(8,894)
Net cash (used in) provided by financing activities	(45,131)	7,196
Effect of exchange rate changes on cash	837	235
Net decrease in cash and cash equivalents	(22,659)	(10,422)
Cash and cash equivalents at beginning of period	36,687	24,005
Cash and cash equivalents at end of period	$14,028	$13,583

Supplemental disclosures
Cash paid for interest	$4,806	$6,819
Cash paid for income taxes	$9,358	$3,770

The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended August 31, 2020
			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount
Balance at February 29, 2020	26,148	$26,148	$66,703	$572,414	$(30,899)	$634,366
Share-based compensation	—	—	1,766	—	—	1,766
Common stock issued from stock plans, net of shares withheld for employee taxes	47	47	(586)	—	—	(539)
Cash dividends paid	—	—	—	(4,425)	—	(4,425)
Net income	—	—	—	5,541	—	5,541
Foreign currency translation	—	—	—	—	(1,039)	(1,039)
Interest rate swap	—	—	—	—	(14)	(14)
Balance at May 31, 2020	26,195	$26,195	$67,883	$573,530	$(31,952)	$635,656
Share-based compensation	—	—	2,317	—	—	2,317
Common stock issued from stock plans, net of shares withheld for employee taxes	23	23	(39)	—	—	(16)
Common stock issued under employee stock purchase plan	58	58	1,636	—	—	1,694
Retirement of treasury shares	(200)	(200)	—	(6,179)	—	(6,379)
Cash dividends paid	—	—	—	(4,467)	—	(4,467)
Net income	—	—	—	(1,790)		(1,790)
Foreign currency translation	—	—	—	—	4,540	4,540
Interest rate swap	—	—	—	—	(14)	(14)
Balance at August 31, 2020	26,076	$26,076	$71,797	$561,094	$(27,426)	$631,541

	Six Months Ended August 31, 2019
			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount
Balance at February 28, 2019	26,115	$26,115	$46,141	$560,224	$(28,752)	$603,728
Share-based compensation	—	—	1,350	—	—	1,350
Common stock issued from stock plans, net of shares withheld for employee taxes	37	37	(728)	—	—	(691)
Cash dividends paid	—	—	—	(4,440)	—	(4,440)
Net income	—	—	—	21,284	—	21,284
Foreign currency translation	—	—	—	—	(1,960)	(1,960)
Interest rate swap	—	—	—	—	(14)	(14)
Balance at May 31, 2019	26,152	$26,152	$46,763	$577,068	$(30,726)	$619,257
Share-based compensation	—	—	1,736	—	—	1,736
Common stock issued from stock plans, net of shares withheld for employee taxes	18	18	(18)	—	—	—
Common stock issued under employee stock purchase plan	51	51	1,730	—	—	1,781
Cash dividends paid	—	—	—	(4,454)	—	(4,454)
Net income	—	—	—	15,558	—	15,558
Foreign currency translation	—	—	—	—	741	741
Interest rate swap	—	—	—	—	(13)	(13)
Balance at August 31, 2019	26,221	$26,221	$50,211	$588,172	$(29,998)	$634,606

The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The Company and Basis of Presentation
AZZ Inc. (“AZZ”, the “Company”, "our" or “we”) was established in 1956 and incorporated under the laws of the state of Texas. The Company is a global provider of metal coating solutions, welding solutions, specialty electrical equipment and highly engineered services to the power generation, transmission, distribution, refining and industrial markets. The Company has two distinct operating segments: the Metal Coatings segment and the Infrastructure Solutions segment (previously referred to as the Company's Energy segment). AZZ Metal Coatings provides hot dip galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries through facilities located throughout the United States and Canada. AZZ Infrastructure Solutions is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in markets worldwide.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of August 31, 2020, the results of its operations for the three and six months ended August 31, 2020 and 2019, and cash flows for the six months ended August 31, 2020 and 2019. These interim results are not necessarily indicative of results for a full year.
Coronavirus (COVID-19)
In March 2020, the World Health Organization declared the viral strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 and the resulting economic contraction has resulted in increased business uncertainty. The Company was impacted by the inability for our Infrastructure Solutions Industrial Platform to access certain customer sites to perform services, temporary slow-downs in order placements in the Infrastructure Solutions Electrical Platform, and costs associated with maintaining safe operations across our entire business. The Company was able to remain open during the entirety of the pandemic to service our customers. The consequences of a prolonged economic decline could include, but are not limited to, reduced sales, increased instances of uncollectible customer receivables, and increased asset impairments in future periods. Accordingly, the Company cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact its consolidated balance sheet, statements of operations or statements of cash flows for fiscal year 2021.
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
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Numerator:
Net income (loss) for basic and diluted earnings per common share	$(1,790)	$15,558	$3,751	$36,842
Denominator:
Denominator for basic earnings per common share–weighted average shares	26,175	26,197	26,166	26,161
Effect of dilutive securities:
Employee and director equity awards	—	75	32	72
Denominator for diluted earnings per common share	26,175	26,272	26,198	26,233
Earnings per share basic and diluted:
Basic income (loss) per common share	$(0.07)	$0.59	$0.14	$1.41
Diluted income (loss) per common share	$(0.07)	$0.59	$0.14	$1.40

We had 28,319 and 15,863 restricted stock units and performance share units, respectively, that were not included in the calculation of diluted EPS for the three months ended August 31, 2020 because the effect would be antidilutive. These securities could be dilutive in future periods.

3.Sales
Disaggregated Sales
The following table presents disaggregated sales by customer industry (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Sales:
Industrial	$67,112	$139,352	$197,220	$304,152
Transmission and distribution	97,619	56,686	146,676	128,967
Power generation	38,641	40,152	72,768	92,194
Total sales	$203,372	$236,190	$416,664	$525,313
See Note 4 for sales information by segment.

Contract Liabilities
The following table shows the changes in contract liabilities for the six months ended August 31, 2020 and 2019, respectively (in thousands):

	August 31, 2020	August 31, 2019
Balance at beginning of period	$18,418	$56,928
Contract liabilities added during the period	2,738	18,234
Sales recognized during the period	(7,400)	(51,504)
Balance at end of period	$13,756	$23,658
The Company did not record any sales for the six months ended August 31, 2020 or 2019 related to performance obligations satisfied in prior periods. The increases or decreases in accounts receivable, contract assets, and contract liabilities during the six months ended August 31, 2020 and 2019 were due primarily to normal timing differences between the Company’s performance and customer payments, somewhat impacted by customer inspection delays and effects of COVID-19 on our customers.
The Company expects to recognize sales, related to the $13.8 million balance of contract liabilities as of August 31, 2020 of approximately $5.9 million, $5.5 million, $2.2 million and $0.2 million in fiscal 2021, 2022, 2023 and 2024, respectively.

4.Segments
Segment Information
Sales and operating income (loss) by segment for each period were as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Sales:
Metal Coatings	$117,037	$124,843	$236,027	$246,997
Infrastructure Solutions	86,335	111,347	180,637	278,316
Total sales	$203,372	$236,190	$416,664	$525,313

Operating income (loss):
Metal Coatings	$15,600	$28,673	$40,684	$58,065
Infrastructure Solutions	(4,310)	4,239	(5,358)	16,810
Corporate	(10,638)	(10,705)	(20,357)	(21,694)
Total operating income	$652	$22,207	$14,969	$53,181

Asset balances by segment for each period were as follows (in thousands):

	August 31, 2020	February 29, 2020
Total assets:
Metal Coatings	$474,011	$504,632
Infrastructure Solutions	502,170	548,032
Corporate	23,771	21,167
Total	$999,952	$1,073,831

Financial Information About Geographical Areas
The following table presents sales by geographic region for each period (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Sales:
United States	$170,651	$210,668	$359,733	$441,005
International	32,721	25,522	56,931	84,308
Total	$203,372	$236,190	$416,664	$525,313

The following table presents fixed assets by geographic region for each period (in thousands):

	August 31, 2020	February 29, 2020
Property, plant and equipment, net:
United States	$178,485	$190,365
Canada	16,117	16,385
Other countries	5,818	6,354
Total	$200,420	$213,104

5.Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on certain delivered products. The warranty accrual is classified within other accrued liabilities on the condensed consolidated balance sheets. Management monitors established reserves and adjusts warranty estimates based upon the progression of resolution activities with our customers. Warranties typically cover non-conformance to specifications and defects in material and workmanship.
The following table shows the changes in the warranty reserves for the six month period ended August 31, 2020 (in thousands):

Beginning of period	$3,702
Warranty costs incurred	(889)
Transfers to liabilities held for sale	(552)
Additions charged to income	760
End of period	$3,021
6.Debt
The Company's debt consisted of the following for each of the periods presented (in thousands):

	August 31, 2020	February 29, 2020
2017 Revolving Credit Facility	$47,000	$78,000
2011 Senior Notes	125,000	125,000
Total debt, gross	172,000	203,000
Unamortized debt issuance costs	(55)	(122)
Total debt, net	171,945	202,878
Less amount due within one year	(125,000)	(125,000)
Debt due after one year, net	$46,945	$77,878

See also footnote 12- Subsequent Event for a discussion on the Company's recent deferred financing transaction related to borrowings where the proceeds from the transaction will be partially utilized to repay the existing Senior Notes maturing in January 2021.

7.Leases
The Company is a lessee under various operating leases for facilities and equipment. Supplemental information related to the Company's portfolio of operating leases was as follows (in thousands, except years and percentages):

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Operating lease cost	$3,698	$4,648	$8,168	$8,914
Operating cash flows from operating leases included in lease liabilities	2,216	2,131	4,335	4,406
ROU assets obtained in exchange for new operating lease liabilities	1,324	643	1,528	3,149

	August 31, 2020	February 29, 2020
Weighted-average remaining lease term - operating leases	7.23 years	7.94 years
Weighted-average discount rate - operating leases	4.83%	4.89%
As of August 31, 2020, maturities of the Company's lease liabilities were as follows (in thousands):

Fiscal year:
2021 (remaining 6 months)	$4,284
2022	8,325
2023	7,830
2024	6,959
2025	6,086
Thereafter	16,071
Total lease payments	49,555
Less imputed interest	(8,408)
Total	$41,147
8.Income Taxes
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments and other changes to their income and non-income-based tax laws as well as providing direct government assistance through grants and forgivable loans. The CARES Act, which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. With respect to the CARES Act, the Company currently expects to benefit from the deferral of certain payroll taxes through the end of calendar year 2020 and the technical correction with respect to qualified improvement property. The Company continues to monitor U.S. and international governmental mandates and programs for applicability to the Company.

The provision (benefit) for income taxes reflects an effective tax rate of 6.2% and 54.9% for the three and six months ended August 31, 2020, respectively, as compared to 13.4% and 18.0% for the respective prior year comparable periods. The decreases and increases respectively in the effective tax rates are primarily attributable to the restructuring charges impact on book income, losses in foreign jurisdictions for which the Company does not anticipate being able to recognize the benefit and additional uncertain tax positions that were recorded in the first quarter of fiscal year 2021 related to research and development tax credits.

9.Share-based Compensation
The Company has two share-based compensation plans, the 2014 Long Term Incentive Plan (the "2014 Plan") and the Amended and Restated 2005 Long Term Incentive Plan (the “2005 Plan”).
The 2014 Plan provides for broad-based equity grants to employees, including executive officers, and members of the board of directors and permits the granting of restricted shares, restricted stock units, performance awards, stock appreciation rights and other stock-based awards. The maximum number of shares that may be issued under the 2014 Plan is 1.5 million shares and, as of August 31, 2020, the Company had approximately 1.2 million shares reserved for future issuance under this plan.

The 2005 Plan permitted the granting of stock appreciation rights and other equity-based awards to certain employees. This plan was terminated upon the effective date of the 2014 Plan and no future grants may be made under the 2005 Plan. There were stock appreciation rights granted under the 2005 Plan prior to its termination that remain outstanding, and if exercised, such awards will be settled from the balance of shares available for issuance under the 2005 Plan. As of August 31, 2020, there were 0.1 million shares available for issuance under the 2005 Plan. The 2005 Plan will be formally retired when all remaining outstanding stock appreciation rights are exercised, forfeited or expire. All outstanding stock appreciation rights will expire on or before March 1, 2021.
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

A summary of the Company’s non-vested restricted stock unit award activity (including DERs) for the six month period ended August 31, 2020 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	194,946	$44.34
Granted	129,620	28.61
Vested	(63,621)	45.95
Forfeited	(22,492)	37.24
Outstanding at end of period	238,453	$35.94
Performance Share Unit Awards
The Company grants performance share unit ("PSU") awards to certain employees, which also include DERs as described above. These PSU awards have a three year performance cycle and will vest on the third anniversary of the grant date subject to various vesting conditions. Certain PSU awards have vesting conditions based on the Company’s degree of achievement of a target annual average adjusted return on assets during these three year periods relative to the performance of a predetermined group of peer companies. In addition, these PSU awards may have vesting conditions or certain vesting multipliers, which are based on the Company’s total shareholder return ("TSR) during such three years in comparison to a defined specific industry peer group. For fiscal 2021, the Company's annual PSU awards are subject to the Company's TSR relative to its proxy peer group and will not be subject to any multiplier. The Company estimates the grant date value of PSU awards using a Monte Carlo simulation model on the date of grant.

A summary of the Company’ non-vested performance share unit award activity (including DERs) for the six month period ended August 31, 2020 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at the beginning of the period	109,936	$47.75
Granted	69,955	33.22
Vested	—	—
Forfeited	(36,307)	54.00
Outstanding at the end of the period	143,584	$39.09
The PSU awards in the table above are presented at the face value of the respective grants. However, the PSU awards prior to fiscal 2021 that may ultimately vest can vary in a range 0% to 250%, and 0% to 200% thereafter, of the face amount of such awards depending on the outcome of the performance or market vesting conditions.

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
A summary of the Company’s SARs activity for the six month period ended August 31, 2020 is as follows:

	SARs	Weighted Average Exercise Price
Outstanding at beginning of period	94,826	$44.58
Granted	—	—
Exercised	—	—
Forfeited	(2,539)	44.69
Outstanding at end of the period	92,287	$44.58
Exercisable at the ending of the period	92,287	$44.58
The average remaining contractual term for SARs outstanding and SARs that were exercisable as of August 31, 2020 was 0.38 years and such awards had no intrinsic value.
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan ("ESPP"), which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under the ESPP have a duration of 24 months (the "offering period") and commence on each January 1 and July 1, and ending on June 30 and December 31, respectively. On the first day of an offering period (the “enrollment date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of the Company's common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option-pricing model. The Company issued 58,080 and 51,438 shares from the ESPP during the six month period ended August 31, 2020 and 2019, respectively.
Share-based Compensation Expense
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows (in thousands):

	Six Months Ended August 31,
	2020	2019
Compensation expense	$4,083	$3,086
Income tax benefits	$453	$648
Unrecognized compensation cost related to the Company's employee equity grants at August 31, 2020 totals $10.9 million and is expected to be recognized over a period of 1.63 years.
The Company’s policy is to issue shares required under these plans from the Company’s authorized but unissued shares.

10.    Goodwill and Intangible Assets

Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The impairment tests are based on Level 3 fair value inputs. Fair value is an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Hierarchy Levels 1, 2, or 3 are terms for the priority of inputs to valuation techniques used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are input other than quoted prices included with level 1 that are directly or indirectly observable for the asset or liability. Hierarchy Level 3 are inputs that are not observable in the market. During the second quarter of 2021, the Company continued to execute its strategy to divest of non-core businesses, which began in the last quarter of 2020 with the planned exit of most of our business serving customers in the nuclear power businesses. We closed certain transactions in the second quarter of 2021 and we classified other businesses as held-for-sale in the accompanying consolidated balance sheet. In connection with the divestitures, we allocated goodwill to the businesses disposed of or held for sale based on the relative fair value of those businesses compared with the fair value of the reporting unit where goodwill was recorded. The determination of the amount of goodwill to allocate to the disposal group as opposed to the ongoing operations required significant management judgment regarding future cash flows, discount rates and other market relevant data.

In addition, we performed goodwill impairment tests for those reporting units following the allocation of goodwill to the divested or held for sale businesses. No goodwill impairment charges have been recorded during fiscal 2021. The changes in the carrying amounts of goodwill by reportable segment as of August 31, 2020 and February 29, 2020 are as follows:

	Metal Coatings	Infrastructure Solutions	Total
Balance as of February 29, 2020	$157,048	$199,177	$356,225
Allocated to Galvabar	(1,132)	—	(1,132)
Allocated to disposal group	—	(3,955)	(3,955)
Foreign currency translation adjustment	617	—	617
Balance as of August 31, 2020	$156,533	$195,222	$351,755

11.     Restructuring and Impairment Charges

As described in Note 10, the Company has been executing a plan to divest certain non-core businesses in the last half of 2020. In the second quarter of 2021, the Company closed on the sale of its Galvabar business within the Metal Coatings segment and the board of directors approved a plan to divest certain other businesses within the Company. We recorded a loss on the sale of our Galvabar business of $1.2 million. The businesses we expect to sell are two businesses in our Infrastructure Solutions segment and two non-operating locations in our Metal Coatings segment. The assets and liabilities of the businesses expected to be disposed of within the next twelve months are classified as held-for-sale in the accompanying consolidated balance sheet. In addition, we expect to close a small number of Metal Coatings locations that were in underperforming and lower growth geographies.

In the second quarter of 2021, we recorded certain earnings charges related to our restructuring activities, which are summarized in the table below:

	Metal Coatings	Infrastructure Solutions	Total
Write down on assets held for sale to estimated sales price	$3,161	$4,100	$7,261
Write down of assets expected to be abandoned	6,965	—	6,965
Loss on sale of subsidiary	1,198	—	1,198
Write down of excess inventory	—	2,511	2,511
Costs associated with assets held for sale	—	758	758
Total charges	$11,324	$7,369	$18,693

Assets Held for Sale

The strategic decision to divest of these businesses reflects the Company's longer term strategy to focus on core businesses within its Metal Coatings and Infrastructure Solutions segments. The historical annual sales, operating profit and net assets of these businesses were not significant enough to qualify as discontinued operations.

Assets and liabilities allocated to the disposal group are as follows:

Assets
Accounts receivable	$5,917
Inventories	2,882
Contract assets	4,140
Other current assets	141
Property, plant and equipment	5,562
Other assets	1,580
Goodwill	3,955

Liabilities
Accounts payable	1,289
Contract liabilities	1,861
Other accrued liabilities	1,593
Lease liability – long term	1,354
Total carrying value	$18,080
Less: Impairment of carrying value	7,261
Fair value of disposal group	$10,819

Infrastructure Solutions Segment

In the second quarter of fiscal year 2021, as a result of the continued market pressures in the oil and gas services market, the Company undertook an evaluation of inventory within the tubular products business. As a result of the evaluation, the Company determined certain inventories to be in excess of their net realizable value, and recorded an inventory write down of $2.5 million to record the inventory at its current fair value.

Metal Coatings Segment

In the second quarter of fiscal year 2021, the Company approved a plan to close certain locations within the Metal Coatings segment in future periods. Management performed an analysis of the assets at each location expected to be closed. For assets that will not be transferred to another location for use in operations, management wrote the assets down to reflect a shortened useful life and lower value to the Company

The Company recognized the following charges to income from operations related to locations expected to be closed:

	Three Months Ended August 31,		Six months ended August 31,
	2020	2019	2020	2019
	(in thousands)
Inventory write down	$336	$—	$336	$—
Property & equipment write downs	2,999	—	2,999	—
Intangible write down	3,258	—	3,258	—
Other	372		372
Total	$6,965	$—	$6,965	$—

12.     Subsequent Event

The Company, on October 9, 2020, completed a private placement transaction whereby the Company borrowed $150.0 million of senior unsecured notes (the “Notes”) consisting of two separate tranches:

•7-year borrowing: $70.0 million priced at 2.77% coupon, and

•12-year borrowing: $80.0 million priced at 3.17% coupon.

The new borrowing includes a three month delayed funding free of charge, and a four month delayed funding available at a 2 basis point premium. The proceeds of the borrowing will be funded in December 2020 and January 2021, and will be utilized to repay the existing $125.0 million 5.42% Senior Notes maturing on January 20, 2021 as well as being available for general corporate purposes. Interest on the outstanding Notes will be paid semi-annually.

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

Results of Operations
Strategy
The Company has a developed strategy and periodically reviews our strategy against our performance, market conditions and competitive threats. As a result of our ongoing evaluations and assessments, as well as the uncertainties brought upon the Company by the COVID-19 pandemic, the Company further evaluated our strategies and better defined our core and non-core operations. As a result of this assessment during the second quarter of fiscal year 2021, management approved a plan to divest certain businesses, close certain under-performing operations and recorded impairment charges against assets.
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

The Company was impacted by the inability for our Infrastructure Solutions Industrial Platform to access certain customer sites to perform services, temporary slow-downs in order placements in the Infrastructure Solutions Electrical Platform, and costs associated with maintaining safe operations across our entire business. The Company was able to remain open during the entirety of the pandemic to service our customers. While we continue to support our customers, there remains uncertainties regarding the duration, recurrence and, to what extent, if any, that the COVID-19 pandemic will ultimately have on the demand for our products and services or with our supply chain.
As described above, the spread of COVID-19 and the resulting economic contraction has resulted in increased business uncertainty. The consequences of a prolonged economic decline could include, but are not limited to, reduced sales, increased instances of uncollectible customer receivables, and increased asset impairments in future periods. Accordingly, we cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact our consolidated balance sheet, statements of operations or statements of cash flows for fiscal year 2021.
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
Overview
We have two distinct operating segments, the Metal Coatings segment and the Infrastructure Solutions segment (formerly defined as the Energy segment). Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use sales and operating income by segment to evaluate our segments. Segment operating income consists of sales less cost of sales and selling, general and administrative expenses that are specifically identifiable to a segment. For a reconciliation of segment operating income to consolidated operating income, see Note 4 to our quarterly condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Orders and Backlog

Our entire backlog, which is inclusive of transaction taxes for certain foreign subsidiaries, relates to our Infrastructure Solutions segment and was $210.6 million as of August 31, 2020, an increase of $5.3 million, or 2.6%, as compared to $205.4 million as of May 31, 2020. Our backlog decreased $91.3 million, or 30.2%, as compared to the same period in the prior fiscal year. For the three months ended August 31, 2020, our incoming net orders decreased by $29.4 million, or 12.3% when compared to same period of fiscal 2020 and our book-to-sales ratio increased to 1.03 to 1 from 1.01 to 1. The slight increase in backlog was primarily attributable to the impacts on customer activities given COVID-19 delays during the first quarter. Customers have been slower to release orders on project-related electrical platform work and orders were delayed in our industrial platform.
The table below includes the progression of backlog (in thousands):

	Period Ended		Period Ended
Backlog	2/29/2020	$243,799	2/28/2019	$332,894
Net bookings		174,865		256,344
Sales recognized		(213,293)		(289,123)
Backlog	5/31/2020	205,371	5/31/2019	300,115
Book to sales ratio		0.82		0.89
Net bookings		208,627		238,007
Sales recognized		(203,372)		(236,190)
Backlog	8/31/2020	210,626	8/31/2019	301,932
Book to sales ratio		1.03		1.01
Segment Sales
For the three months ended August 31, 2020, consolidated sales decreased $32.8 million, or 13.9% , as compared to the same period in fiscal 2020. For the six months ended August 31, 2020, consolidated sales decreased $108.6 million, or 20.7%, as compared to the year-to-date period in fiscal 2020.

The following table reflects the breakdown of sales by segment (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Sales:
Metal Coatings	$117,037	$124,843	$236,027	$246,997
Infrastructure Solutions	86,335	111,347	180,637	278,316
Total sales	$203,372	$236,190	$416,664	$525,313
Sales for the Metal Coatings segment decreased $7.8 million or 6.3% and $11.0 million or 4.4% respectively, for the three and six months ended August 31, 2020 as compared to the same periods in fiscal 2020. The slight decrease was related to slightly lower volumes of steel processed, partially offset by lower cost of zinc consumed through the kettles. We believe the lower sales were due primarily to the slowdown in the economy as a result of COVID-19.
Sales for the Infrastructure Solutions segment decreased $25.0 million or 22.5%, and $97.7 million or 35.1% respectively for the three and six month periods ended August 31, 2020 as compared to the same period in fiscal 2020. The decrease was driven within the Industrial Platform by the global pandemic causing countries to close their economy and activity from refining customers declined significantly due to substantial demand drop for crude oil-related products caused by the pandemic despite historically low crude oil prices. In the Electrical Platform decreases in both the three and six month periods were attributable to lower sales from certain large international electrical projects that were recognized in the prior periods that did not repeat in the current period. In addition, the decrease was related to less overall demand for our electrical products and industrial solutions, which was due primarily to the slowdown in the economy as a result of COVID-19 and the continued softness in the oil and gas markets.

Segment Operating Income
The following table reflects the breakdown of operating income (loss) by segment (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Operating income (loss):
Metal Coatings	$15,600	$28,673	$40,684	$58,065
Infrastructure Solutions	(4,310)	4,239	(5,358)	16,810
Corporate	(10,638)	(10,705)	(20,357)	(21,694)
Total operating income	$652	$22,207	$14,969	$53,181
Operating income for the Metal Coatings segment decreased $13.1 million or 45.6% and $17.4 million or 29.9%, respectively for the three months and six month periods ended August 31, 2020 as compared to the same period in fiscal 2020. These margin decreases were related primarily to the lower volumes and selling prices noted above, which were partially offset by lower zinc costs flowing through the kettles. Operating income was also significantly impacted by the loss on sale of a subsidiary and impairment and restructuring charges impacting operating income in the quarter and year to date by $11.3 million.
Operating income for the Infrastructure Solutions segment decreased by $8.5 million or 200% and $22.2 million or 132%, respectively for the three and six months ended August 31, 2020 as compared to the same periods in fiscal 2020. Operating income was impacted by an impairment on assets being classified as assets held for sale and other asset impairments of $7.4 million. Infrastructure operating income was also impacted, as noted above under sales, by the inability to get personnel traveling to customer location sites as a result of the pandemic.
Corporate Expenses
Corporate expenses of $10.6 million were flat as compared to the same period in fiscal 2020. On a year-to-date basis corporate expenditures of $20.4 million were $1.3 million lower than prior year, primarily driven by lower administrative and payroll costs as a result of COVID-19.
Other expense, net
Other expense decreased to $0.1 million for the three months ended August 31, 2020 as compared to $0.7 million in the same period in fiscal 2020. This decrease was primarily attributable to foreign currency gains.
Other expense increased $0.4 million to $1.5 million for the six months ended August 31, 2020 as compared to $1.1 million in the comparable prior year. On a year-to-date basis, the activity consisted primarily of foreign currency losses resulting from unfavorable movements in exchange rates.
Interest Expense
Interest expense for the three and six months ended August 31, 2020 was $2.5 million and $5.1 million respectively, as compared to $3.5 million and $7.1 million for the respective prior periods. This represents a decrease by $1.0 million and $2.0 million, or 28.6% and 28.2%, respectively for the three and six month periods ended August 31, 2020. The decrease was primarily attributable to lower average outstanding debt balances and favorable interest rates on the Company's variable rate debt on the revolving credit facility. Our gross debt to equity ratio was 0.27 to 1 as of August 31, 2020, compared to 0.40 to 1 as of August 31, 2019 as we reduced debt during the pandemic.

Income Taxes

The provision (benefit) for income taxes reflects an effective tax rate of 6.2% for the three months ended August 31, 2020 as compared to 13.4% for the respective prior year comparable period. The decrease in the effective tax rate was primarily attributable to restructuring charges impact on book income which led to recording a tax benefit in the quarter.

Liquidity and Capital Resources
We have historically met our cash needs through a combination of cash flows from operating activities along with bank and bond market debt. Our cash requirements generally include, cash dividend payments, capital improvements, debt repayment, acquisitions, and share repurchases. We believe that our cash position, cash flows from operating activities and our expectation of continuing availability to draw upon our credit facilities are sufficient to meet our cash flow needs for the foreseeable future.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended August 31,
	2020	2019
Net cash provided by operating activities	$32,166	$38,235
Net cash used in investing activities	(10,531)	(56,088)
Net cash (used in) provided by financing activities	(45,131)	7,196
For the six month period ended August 31, 2020, net cash provided by operating activities was $32.2 million, net cash used in investing activities was $10.5 million, net cash used in financing activities was $45.1 million, and a decrease of $0.8 million from the net effect of exchange rate changes on cash resulting in a net decrease in cash and cash equivalents of $22.7 million. In comparison to the comparable period in fiscal 2020, the results in the statement of cash flows for operating activities for the six month period ended August 31, 2020, are primarily attributable to changes in working capital as a result of lower sales. The Company's use of cash for investing activities was lower due to decreased spending on acquisitions, partially offset by higher capital expenditures. Net cash provided by financing activities was lower during the six month period ended August 31, 2020 as compared to the prior year comparable period due primarily to reduced borrowings.
Our working capital was $70.1 million as of August 31, 2020, as compared to $73.9 million at February 29, 2020.
The Company, on October 9, 2020, completed a private placement transaction whereby the Company borrowed $150.0 million of senior unsecured notes (the “Notes”) consisting of two separate tranches:

•7-year borrowing: $70.0 million priced at 2.77% coupon, and
•12-year borrowing: $80.0 million priced at 3.17% coupon.

The new borrowing includes a three month delayed funding free of charge, and a four month delayed funding available at a 2 basis point premium. The proceeds of the borrowing will be funded in December 2020 and January 2021, and will be utilized to repay the existing $125.0 million 5.42% Senior Notes maturing on January 20, 2021 as well as being available for general corporate purposes. Interest on the outstanding Notes will be paid semi-annually.
Financing and Capital
As of August 31, 2020, the Company had $172.0 million of floating and fixed rate notes outstanding with varying maturities through fiscal 2023 and the Company was in compliance with all of the covenants related to these outstanding borrowings. As of August 31, 2020, the Company had approximately $393.0 million of additional credit available for future draws or letters of credit.
For additional information on the Company's outstanding borrowings see Note 6 and Note 12 to the condensed consolidated financial statements and further below under Contractual Obligations.
Share Repurchase Program
In January of 2012, our Board authorized the repurchase of up to ten percent of the then outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization would be made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The Company repurchased 200,000 of its common shares in the amount of $6.4 million at an average purchase price of $31.89 during the three months ended August 31, 2020.

Other Exposures
We have exposure to commodity price increases in both segments of our business, primarily copper, aluminum, steel and nickel based alloys in the Infrastructure Solutions segment and zinc and natural gas in the Metal Coatings segment. We attempt to minimize these increases through escalation clauses in customer contracts for copper, aluminum, steel and nickel based alloys, when market conditions allow and through fixed cost contract purchases on zinc. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process, supply chain management, and through increases in prices where competitively feasible.

Off Balance Sheet Arrangements and Contractual Obligations
As of August 31, 2020, the Company did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
The following summarizes our operating lease obligations, purchase commitments, debt principal payments, and interest payments for the remainder of the next five fiscal years and beyond (in thousands):

	Operating Leases	Purchase Commitments (1)	Long-Term Debt	Interest (2)	Total
Fiscal:
2021	$4,284	$22,499	$125,000	$4,028	$155,811
2022	8,325	—	—	1,538	9,863
2023	7,830	—	47,000	257	55,087
2024	6,959	—	—		6,959
2025	6,086	—	—	—	6,086
Thereafter	7,663	—	—	—	7,663
Total	$41,147	$22,499	$172,000	$5,823	$241,469
(1) Purchase commitments consist of non-cancelable forward contracts to purchase zinc at various volumes and prices. All such contracts expire in fiscal 2021.
(2) For variable rate debt, interest payments are calculated using current interest rates.
As of August 31, 2020, we had outstanding letters of credit in the amount of $28.4 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods.

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions. These estimates and assumptions are based on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, sales and expenses that are not readily apparent from other sources.
During the six month period ended August 31, 2020, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended February 29, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk disclosures during the first six months of fiscal 2021. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended February 29, 2020.

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
Management continues to be actively engaged in the implementation of remediation efforts to address the control deficiencies identified above. The remediation plan that has been implemented includes i) new controls over the preparation of the Company’s income tax provision and related disclosures including enhanced management review controls and oversight regarding key aspects of the income tax provision work papers and the Company’s income tax compliance program, and ii) additional training for impacted employees. The establishment of new controls may be supported by a combination of additional internal resources, the use of third party advisors or additional technology.
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

Item 1A. Risk Factors

There are numerous factors that affect our business, financial condition, results of operations and cash flows, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently projected in the forward-looking statements contained therein.

Other than the following COVID-19 pandemic risk factor below, there have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A. in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2020.
The outbreak and global spread of the novel coronavirus (“COVID-19”) has impacted and is expected to continue to impact our business as well as the operations of some of our customers and suppliers, product demand, logistics, and facility operations and the duration, unknown at this time, of the challenges associated with the virus may result in significant adverse effects on our business, financial condition and results of operations.
On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to significantly impact the geographical areas in which we operate. A myriad of international, national and local measures have been implemented by governments and businesses over the past few months to address the virus and attempt to slow its outbreak, including shelter in place orders and similar restrictions, restrictions on business operations, closure of borders and other measures that have had negative effects on the economy. The rapid spread of COVID-19, as well as the measures governments and private organizations have implemented in order to stem the spread of this pandemic, is resulting in significant worldwide disruptions and contractions in economic activity.
Our business and customers support critical infrastructure sectors as defined by the Department of Homeland Security and similar global agencies. These sectors are deemed vital, such that their incapacitation would have a debilitating effect on security, national economic security, national public health or safety or any combination thereof.
COVID-19 has impacted and is anticipated to continue to impact our business, including the normal operations of our facilities, overall demand for electrical products and industrial services, changes to supply chain availability and costs, logistics delays, including temporary closures as may be mandated or otherwise made necessary by governmental authorities, and any additional carryover of economic effects. Even though our facilities are all currently operational, and have implemented prevention procedures, including enhanced cleaning procedures and social distancing efforts, we believe the future impact of COVID-19 will vary across our diversified portfolio during the second half of this fiscal year and potentially beyond. We believe our Infrastructure Solutions segment will be more significantly impacted than our Metal Coatings segment. The Infrastructure Solutions segment has experienced postponement of certain contracts and certain restrictions and conditions have also presented or delayed the Company’s access to certain customer facilities to deliver products and services during the quarter.

The duration of the COVID-19 outbreak continues to be evaluated by governments and experts, and therefore, at this time, we cannot determine the overall ultimate impact on the Company. The extent of the impact will depend on future developments, which are highly uncertain and cannot be predicted. The duration, unknown at this time, of the challenges associated with the global COVID-19 pandemic could result in significant adverse effect on our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January of 2012, our Board authorized the repurchase of up to ten percent of the then outstanding shares of our Common Stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization are made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act.
The following table provides information with respect to purchases of common stock of the Company made during the three months ended August 31, 2020, by the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange act:

Period	Total Number of Share Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance, May 31, 2020	—	$—	—	922,000
June 1, 2020 through June 30, 2020	—	—	—	922,000
July 1, 2020 through July 31, 2020	153,500	31.78	153,500	768,500
August 1, 2020 through August 31, 2020	46,500	32.26	46,500	722,000
Total	200,000	$31.89	200,000	722,000

Item 5. Other Information.

Promotion of Gary Hill

On October 8, 2020, Mr. Gary Hill, 55, our President and General Manager – Industrial Platform, was promoted to Chief Operating Officer – Infrastructure Solutions of the Company.

Mr. Hill’s biographical information, including his previous leadership positions held in the Company, and his business experience, may be found in the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 27, 2020 (the “2020 Proxy Statement”) and is incorporated herein by reference.

In connection with Mr. Hill’s promotion to Chief Operating Officer – Infrastructure Solutions, his annual base salary increased to $355,000. All other terms and conditions of Mr. Hill’s existing employment agreement and compensation arrangements were previously discussed in the Company’s 2020 Proxy Statement and remain unchanged and in full force and effect and are incorporated herein by reference.

Mr. Hill remains subject to confidentiality and other restrictive covenants prohibiting competition, solicitation of customers and employees and interference with business relationships during his employment and for 12 months thereafter.

There are no transactions to which the Company is a party and in which Mr. Hill has a material interest that are required to be disclosed under Item 404(a) of Regulation S-K. Mr. Hill has no family relationship with any directors or executive officers of the Company.

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

10.4*	AZZ incorporated 2014 Long Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEFA filed May 29, 2014).

10.5*	First Amendment to AZZ Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on January 21, 2016.
10.6	Note Purchase Agreement, dated as of October 9, 2020, by and among AZZ Inc. and the purchasers identified therein. Filed Herewith.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc. (Registrant)

Date:	October 13, 2020	By:	/s/ Philip A. Schlom
Philip A. Schlom Chief Accounting Officer and Interim Chief Financial Officer