Form 10-Q
period 2020-11-30
AZZ INC
filed 2021-01-11
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of December 31, 2020 the registrant had outstanding 25,364,052 shares of common stock; $1.00 par value per share.

AZZ INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	November 30, 2020	February 29, 2020
Assets
Current assets:
Cash and cash equivalents	$19,195	$36,687
Accounts receivable (net of allowance for doubtful accounts of $5,234 as of November 30, 2020 and $4,951 as of February 29, 2020)	127,501	139,214
Inventories:
Raw material	84,600	88,837
Work-in-process	7,475	5,543
Finished goods	1,683	5,461
Contract assets	74,712	70,093
Prepaid expenses and other	6,366	8,727
Assets held for sale	3,178	—
Total current assets	324,710	354,562
Property, plant and equipment, net	201,178	213,104
Operating lease right-of-use assets	38,474	43,208
Goodwill	351,830	356,225
Intangibles and other assets, net	93,677	106,732
Total assets	$1,009,869	$1,073,831
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$53,715	$61,987
Income tax payable	—	2,876
Accrued salaries and wages	21,883	38,882
Other accrued liabilities	29,639	26,868
Customer deposits	436	255
Contract liabilities	11,521	18,418
Lease liability, short-term	6,261	6,327
Debt due within one year	—	125,000
Total current liabilities	123,455	280,613
Debt due after one year, net	181,978	77,878
Lease liability, long-term	33,323	38,114
Deferred income taxes	33,073	37,926
Other long-term liabilities	13,962	4,934
Total liabilities	385,791	439,465
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par, shares authorized 100,000; 25,430 shares issued and outstanding at November 30, 2020 and 26,148 shares issued and outstanding at February 29, 2020	25,430	26,148
Capital in excess of par value	73,390	66,703
Retained earnings	552,443	572,414
Accumulated other comprehensive loss	(27,185)	(30,899)
Total shareholders’ equity	624,078	634,366
Total liabilities and shareholders' equity	$1,009,869	$1,073,831
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019

Sales	$226,623	$291,139	$643,287	$816,452
Cost of sales	171,948	223,808	500,311	630,328
Gross margin	54,675	67,331	142,976	186,124

Selling, general and administrative	25,228	33,903	79,867	99,515
Restructuring and impairment charges	1,576	—	20,269	—
Operating income	27,871	33,428	42,840	86,609

Interest expense	2,272	3,301	7,376	10,433
Other (income) expense, net	(724)	(743)	823	367
Income before income taxes	26,323	30,870	34,641	75,809
Income tax expense	6,620	8,835	11,187	16,932
Net income	$19,703	$22,035	$23,454	$58,877
Earnings per common share
Basic earnings per share	$0.76	$0.84	$0.90	$2.25
Diluted earnings per share	$0.76	$0.84	$0.90	$2.24

Cash dividends declared per common share	$0.17	$0.17	$0.51	$0.51
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019

Net income	$19,703	$22,035	$23,454	$58,877
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax of $0	255	(215)	3,756	(1,434)
Interest rate swap, net of income tax of $7, $7, $21, and $22, respectively	(14)	(14)	(42)	(41)
Other comprehensive income (loss)	241	(229)	3,714	(1,475)
Comprehensive income	$19,944	$21,806	$27,168	$57,402
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended November 30,
	2020	2019
Cash Flows From Operating Activities
Net income	$23,454	$58,877
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	233	2,316
Amortization and depreciation	34,176	37,208
Deferred income taxes	(4,660)	(4,486)
Loss on disposal of business	3,050	—
Non-cash restructuring and impairment charges	17,219	—
Net gain on sale of property, plant and equipment	—	(305)
Amortization of deferred borrowing costs	503	404
Share-based compensation expense	5,773	4,904
Effects of changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	9,715	(28,088)
Inventories	(1,763)	6,245
Prepaid expenses and other	2,327	1,491
Other assets	226	286
Net change in contract assets and liabilities	(15,297)	(54,149)
Accounts payable	(7,782)	18,386
Other accrued liabilities and income taxes payable	(7,780)	28,965
Net cash provided by operating activities	59,394	72,054
Cash Flows From Investing Activities
Proceeds from sale of property, plant and equipment	454	337
Purchase of property, plant and equipment	(27,885)	(22,543)
Proceeds from sale of subsidiaries, net	12,444	—
Acquisition of subsidiaries, net of cash acquired	—	(60,628)
Net cash used in investing activities	(14,987)	(82,834)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	1,694	1,781
Payments for taxes related to net share settlement of equity awards	(646)	(1,217)
Proceeds from revolving loan	161,000	320,500
Payments on revolving loan	(182,000)	(306,500)
Purchases of treasury shares	(30,953)	—
Payments of dividends	(13,324)	(13,355)
Net cash (used in) provided by financing activities	(64,229)	1,209
Effect of exchange rate changes on cash	2,330	(145)
Net decrease in cash and cash equivalents	(17,492)	(9,716)
Cash and cash equivalents at beginning of period	36,687	24,005
Cash and cash equivalents at end of period	$19,195	$14,289

Supplemental disclosures
Cash paid for interest	$5,241	$8,426
Cash paid for income taxes	$15,208	$7,985
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended November 30, 2020
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance at February 29, 2020	26,148	$26,148	$66,703	$572,414	$(30,899)	$634,366
Share-based compensation	—	—	1,766	—	—	1,766
Common stock issued under stock-based plans and related income tax expense	47	47	(586)	—	—	(539)
Cash dividends paid	—	—	—	(4,425)	—	(4,425)
Net income	—	—	—	5,541	—	5,541
Foreign currency translation	—	—	—	—	(1,039)	(1,039)
Interest rate swap	—	—	—	—	(14)	(14)
Balance at May 31, 2020	26,195	$26,195	$67,883	$573,530	$(31,952)	$635,656
Share-based compensation	—	—	2,317	—	—	2,317
Common stock issued under stock-based plans and related income tax expense	23	23	(39)	—	—	(16)
Common stock issued under employee stock purchase plan	58	58	1,636	—	—	1,694
Repurchase and retirement of treasury shares	(200)	(200)	—	(6,179)	—	(6,379)
Cash dividends paid	—	—	—	(4,467)	—	(4,467)
Net loss	—	—	—	(1,790)	—	(1,790)
Foreign currency translation	—	—	—	—	4,540	4,540
Interest rate swap	—	—	—	—	(14)	(14)
Balance at August 31, 2020	26,076	$26,076	$71,797	$561,094	$(27,426)	$631,541
Share-based compensation	—	—	1,690	—	—	1,690
Common stock issued under stock-based plans and related income tax expense	6	6	(97)	—	—	(91)
Repurchase and retirement of treasury shares	(652)	(652)	—	(23,922)	—	(24,574)
Cash dividends paid	—	—	—	(4,432)	—	(4,432)
Net income	—	—	—	19,703	—	19,703
Foreign currency translation	—	—	—	—	255	255
Interest rate swap	—	—	—	—	(14)	(14)
Balance at November 30, 2020	25,430	$25,430	$73,390	$552,443	$(27,185)	$624,078

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended November 30, 2019
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance at February 28, 2019	26,115	$26,115	$46,141	$560,224	$(28,752)	$603,728
Share-based compensation	—	—	1,350	—	—	1,350
Common stock issued under stock-based plans and related income tax expense	37	37	(728)	—	—	(691)
Cash dividends paid	—	—	—	(4,440)	—	(4,440)
Net income	—	—	—	21,284	—	21,284
Foreign currency translation	—	—	—	—	(1,960)	(1,960)
Interest rate swap	—	—	—	—	(14)	(14)
Balance at May 31, 2019	26,152	$26,152	$46,763	$577,068	$(30,726)	$619,257
Share-based compensation	—	—	1,736	—	—	1,736
Common stock issued under stock-based plans and related income tax expense	51	51	1,730	—	—	1,781
Cash dividends paid	—	—	—	(4,454)	—	(4,454)
Net income	—	—	—	15,558	—	15,558
Foreign currency translation	—	—	—	—	741	741
Interest rate swap	—	—	—	—	(13)	(13)
Balance at August 31, 2019	26,221	$26,221	$50,211	$588,172	$(29,998)	$634,606
Share-based compensation	—	—	1,818	—	—	1,818
Common stock issued under stock-based plans and related income tax expense	19	19	(545)	—	—	(526)
Cash dividends paid	—	—	—	(4,461)	—	(4,461)
Net income	—	—	—	22,035	—	22,035
Foreign currency translation	—	—	—	—	(215)	(215)
Interest rate swap	—	—	—	—	(14)	(14)
Balance at November 30, 2019	26,240	$26,240	$51,484	$605,746	$(30,227)	$653,243
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
The Company's fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ending February 28, 2021 is referred to as fiscal 2021.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of November 30, 2020, the results of its operations for the three and nine months ended November 30, 2020 and 2019, and cash flows for the nine months ended November 30, 2020 and 2019. These interim results are not necessarily indicative of results for a full year.
Coronavirus (COVID-19)
In March 2020, the World Health Organization declared the viral strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 and the resulting economic contraction has resulted in increased business uncertainty. The Company continues to be impacted by the inability for its Infrastructure Solutions Industrial Platform to access certain customer sites to perform services, temporary slow-downs in order placements in the Infrastructure Solutions Electrical Platform, and increased costs associated with maintaining safe operations across the entire business. The Company has been able to remain open during the pandemic to service its customers. The consequences of a prolonged economic decline could include, but are not limited to, reduced sales, increased instances of uncollectible customer receivables, and increased asset impairments in future periods. Accordingly, the Company cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact its consolidated balance sheet, statements of operations or statements of cash flows for fiscal year 2021 or beyond.
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

2.Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if stock awards vested and were converted into common shares during the period.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Numerator:
Net income for basic and diluted earnings per common share	$19,703	$22,035	$23,454	$58,877
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,936	26,234	26,090	26,185
Effect of dilutive securities:
Employee and director equity awards	115	29	87	61
Denominator for diluted earnings per common share	26,051	26,263	26,177	26,246
Earnings per share basic and diluted:
Basic income per common share	$0.76	$0.84	$0.90	$2.25
Diluted income per common share	$0.76	$0.84	$0.90	$2.24

The Company had 80,148 and 128,918 restricted stock units and stock appreciation rights for the three and nine months ended November 30, 2020, respectively, that were not included in the calculation of diluted EPS because the effect would be antidilutive. These securities could be dilutive in future periods.

3.Sales
Disaggregated Sales
The following table presents disaggregated sales by customer industry (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Sales:
Industrial	$138,240	$195,063	$335,462	$499,215
Transmission and distribution	56,656	55,316	203,332	184,283
Power generation	31,727	40,760	104,493	132,954
Total sales	$226,623	$291,139	$643,287	$816,452
See Note 4 for sales information by segment.

Contract Liabilities
The following table shows the changes in contract liabilities for the nine months ended November 30, 2020 and 2019, respectively (in thousands):

	2020	2019
Balance at February 29,	$18,418	$56,928
Contract liabilities added during the period	5,017	22,237
Sales recognized during the period	(11,914)	(52,298)
Balance at November 30,	$11,521	$26,867

The Company did not record any sales for the nine months ended November 30, 2020 or 2019 related to performance obligations satisfied in prior periods. The increases or decreases in accounts receivable, contract assets, and contract liabilities during the nine months ended November 30, 2020 and 2019 were due primarily to normal timing differences between the Company’s performance and customer payments, divestitures, and, to a lesser extent, customer inspection delays and effects of COVID-19 on the Company's customers.
The Company expects to recognize sales, related to the $11.5 million balance of contract liabilities as of November 30, 2020 of approximately $2.2 million, $7.0 million and $2.3 million in fiscal 2021, 2022 and 2023, respectively.

4.Segments
Segment Information
Sales and operating income by segment for each period were as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Sales:
Metal Coatings	$115,616	$129,196	$351,643	$376,193
Infrastructure Solutions	111,007	161,943	291,644	440,259
Total sales	$226,623	$291,139	$643,287	$816,452

Operating income:
Metal Coatings	$28,671	$27,258	$69,355	$85,323
Infrastructure Solutions	8,722	17,421	3,364	34,231
Corporate	(9,522)	(11,251)	(29,879)	(32,945)
Total operating income	$27,871	$33,428	$42,840	$86,609

Asset balances by segment for each period were as follows (in thousands):

	November 30, 2020	February 29, 2020
Total assets:
Metal Coatings	$474,830	$504,632
Infrastructure Solutions	515,103	548,032
Corporate	19,936	21,167
Total	$1,009,869	$1,073,831

Financial Information About Geographical Areas
The following table presents sales by geographic region for each period (dollars in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Sales:
United States	$180,429	$214,577	$540,162	$655,582
International	46,194	76,562	103,125	160,870
Total	$226,623	$291,139	$643,287	$816,452

The following table presents fixed assets by geographic region for each period (dollars in thousands):

	November 30, 2020	February 29, 2020
Property, plant and equipment, net:
United States	$179,668	$190,365
Canada	15,088	16,385
Other countries	6,422	6,354
Total	$201,178	$213,104

5.Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on certain delivered products. The warranty accrual is included in "Other accrued liabilities" on the condensed consolidated balance sheets. Management monitors established reserves and adjusts warranty estimates based upon the progression of resolution activities with the Company's customers. Warranties typically cover non-conformance to specifications and defects in material and workmanship.
The following table shows the changes in the warranty reserves for the nine months ended November 30, 2020 (dollars in thousands):

Balance at February 29, 2020	$3,702
Warranty costs incurred	(1,251)
Additions charged to income	1,073
Transferred to held for sale	(478)
Balance at November 30, 2020	$3,046

6.Debt
The Company's debt consisted of the following for each of the periods presented (dollars in thousands):

	November 30, 2020	February 29, 2020
2017 Revolving Credit Facility	$57,000	$78,000
2011 Senior Notes	125,000	125,000
Total debt, gross	182,000	203,000
Unamortized debt issuance costs	(22)	(122)
Total debt, net	181,978	202,878
Less amount due within one year	—	(125,000)
Debt due after one year, net	$181,978	$77,878

On October 9, 2020, the Company completed a private placement transaction and entered into a Note Purchase Agreement, whereby the Company agreed to borrow $150.0 million of senior unsecured notes (the “Notes”), consisting of two separate tranches:

•7-year borrowing: $70.0 million priced at 2.77% coupon, and

•12-year borrowing: $80.0 million priced at 3.17% coupon.

The proceeds of the $80.0 million tranche was funded on December 17, 2020. The $70.0 million tranche will be funded in January 2021. The Company expects to use the proceeds to repay the existing $125.0 million 5.42% Senior Notes maturing on January 20, 2021, as well as being available for general corporate purposes. Interest on the outstanding Notes will be paid semi-annually. See Note 12.

The Company's debt agreements require the Company to maintain certain financial ratios. As of November 30, 2020, the Company was in compliance with all covenants or other requirements set forth in the debt agreements.
7.Leases
The Company is a lessee under various operating leases for facilities and equipment. Supplemental information related to the Company's portfolio of operating leases was as follows (dollars in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Operating lease cost	$3,545	$4,803	$11,713	$13,717
Operating cash flows from operating leases included in lease liabilities	2,069	2,234	6,313	6,640
ROU assets obtained in exchange for new operating lease liabilities	—	4,385	1,529	7,534

	November 30, 2020	February 29, 2020
Weighted-average remaining lease term - operating leases	7.13 years	7.94 years
Weighted-average discount rate - operating leases	4.86%	4.89%

As of November 30, 2020, maturities of the Company's lease liabilities were as follows (dollars in thousands):

Fiscal year:	Amount
2021 (remaining 3 months)	$2,055
2022	7,998
2023	7,495
2024	6,620
2025	5,766
Thereafter	17,424
Total lease payments	47,358
Less imputed interest	(7,774)
Total	$39,584
8.Income Taxes
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments and other changes to their income and non-income-based tax laws, as well as providing direct government assistance through grants and forgivable loans. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. With respect to the CARES Act, the Company currently expects to benefit from the deferral of certain payroll taxes through the end of calendar year 2020 and the technical correction with respect to qualified improvement property. The Company continues to monitor U.S. and international governmental mandates and programs for applicability to the Company.

The provision for income taxes reflects an effective tax rate of 25.1% for the three months ended November 30, 2020, as compared to 28.6% for the respective prior year comparable period. The decrease in the effective tax rate was primarily attributable to unfavorable adjustments recorded in the prior year comparable period related to tax return to tax provision adjustments, as well as an India tax audit settlement that was recorded in the prior year quarter.

For the nine months ended November 30, 2020, the effective tax rate was 32.3%, compared to 22.3% for the prior year comparable period. The increase in the effective tax rate is primarily attributable to the fiscal 2021 restructuring charges impact on book income, coupled with the recognition of uncertain tax positions in the first quarter, as well as losses in foreign jurisdictions for which the Company does not expect to recognize the benefit.

9.Share-based Compensation
The Company has two share-based compensation plans, the 2014 Long Term Incentive Plan (the "2014 Plan") and the Amended and Restated 2005 Long Term Incentive Plan (the “2005 Plan”).
The 2014 Plan provides for broad-based equity grants to employees, including executive officers, and members of the board of directors and permits the granting of restricted shares, restricted stock units, performance awards, stock appreciation rights and other stock-based awards. The maximum number of shares that may be issued under the 2014 Plan is 1.5 million. The 2005 Plan permitted the granting of stock appreciation rights and other equity-based awards to certain employees. This plan was terminated upon the effective date of the 2014 Plan and no future grants may be made under the 2005 Plan. There are stock appreciation rights granted under the 2005 Plan prior to its termination that remain outstanding, and if exercised, such awards will be settled from the balance of shares available for issuance under the 2005 Plan. As of November 30, 2020, there were approximately 49,000 shares available for issuance under the 2005 Plan. The 2005 Plan will be formally retired when all remaining outstanding stock appreciation rights are exercised, forfeited or expire. All outstanding stock appreciation rights will expire on or before March 1, 2021.
Restricted Stock Unit Awards
Restricted stock unit ("RSU") awards are valued at the market price of our common stock on the grant date. Awards generally vest ratably over a period of three years but these awards may vest and be issued earlier in accordance with the Plan’s vesting provisions. RSU awards have dividend equivalent rights (“DERs”), which entitle holders of RSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the underlying awards vest.

A summary of the Company’s non-vested restricted stock unit award activity (including DERs) for the nine months ended November 30, 2020 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of February 29, 2020	194,946	$44.34
Granted	131,120	28.78
Vested	(72,747)	45.67
Forfeited	(26,124)	36.82
Outstanding as of November 30, 2020	227,195	$35.65

Performance Share Unit Awards
The Company grants performance share unit ("PSU") awards to certain employees, which also include DERs as described above. These PSU awards have a three year performance cycle and vest on the third anniversary of the grant date subject to various vesting conditions. The fiscal 2019 and 2020 PSU awards have vesting conditions based on the Company’s degree of achievement of a target annual average adjusted return on assets during these three year periods relative to the performance of a predetermined group of peer companies. In addition, these PSU awards may have vesting conditions or certain vesting multipliers, which are based on the Company’s total shareholder return ("TSR") during such three years in comparison to a defined specific industry peer group. For fiscal 2021, the Company's annual PSU awards are subject to the Company's TSR relative to its proxy peer group and will not be subject to any multiplier. The Company estimates the grant date value of PSU awards using a Monte Carlo simulation model on the date of grant.

A summary of the Company’ non-vested performance share unit award activity (including DERs) for the nine months ended November 30, 2020 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of February 29, 2020	109,936	$47.75
Granted	69,955	33.22
Vested	—	—
Forfeited	(36,307)	50.54
Outstanding as of November 30, 2020	143,584	$39.97
The PSU awards in the table above are presented at the face value of the respective grants. However, the PSU awards prior to fiscal 2021 that may ultimately vest can vary in a range 0% to 250%, and 0% to 200% thereafter, of the face amount of such awards depending on the outcome of the performance or market vesting conditions.
Stock Appreciation Rights
Stock appreciation rights ('SARs") were granted with an exercise price equal to the market value of our common stock on the date of grant. These awards generally have a contractual term of seven years and generally vest ratably over a period of three years from the date of grant although some may vest immediately on issuance. These awards are valued using the Black-Scholes option-pricing model.
A summary of the Company’s SARs activity for the nine months ended November 30, 2020 is as follows:

	Options/SAR’s	Weighted Average Exercise Price
Outstanding as of February 29, 2020	94,826	$44.58
Granted	—	—
Exercised	—	—
Forfeited	(43,489)	45.10
Outstanding as of November 30, 2020	51,337	$44.13
Exercisable as of November 30, 2020	51,337	$44.13

The average remaining contractual term for SARs outstanding and SARs that were exercisable as of November 30, 2020 was 0.29 years and such awards had no intrinsic value.
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan ("ESPP"), which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under the ESPP have a duration of 24 months (the "offering period") and commence on each January 1 and July 1, and end on June 30 and December 31, respectively. On the first day of an offering period (the “enrollment date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of the Company's common stock on the enrollment date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year and the participant may not purchase more than 5,000 shares during any offering period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using the Black-Scholes option-pricing model. The Company issued 58,107 and 51,438 shares from the ESPP during the nine months ended November 30, 2020 and 2019, respectively.

Share-based Compensation Expense
Share-based compensation expense and related income tax benefits related to all the plans listed above were as follows (in thousands):

	Nine Months Ended November 30,
	2020	2019
Compensation expense	$5,773	$4,904
Income tax benefits	$525	$1,030
Unrecognized compensation cost related to the Company's employee equity grants at November 30, 2020 totals $10.1 million and is expected to be recognized over a period of 1.91 years.
The Company’s policy is to issue shares required under these plans from the Company’s authorized but unissued shares.

10.    Equity
On January 19, 2012, the Company's Board of Directors authorized the repurchase of up to ten percent of the then outstanding shares of the Company's Common Stock (the "2012 Share Repurchase Program"). The 2012 Share Repurchase Program did not have an expiration date, and the amount and prices paid for any future share purchases under the authorization were to be based on market conditions and other factors at the time of the purchase. Repurchases under the 2012 Share Repurchase Program were made through open market purchases or private transactions.

On November 10, 2020, the Company's Board of Directors authorized a $100 million share repurchase program pursuant to which the Company may repurchase its Common Stock (the “2020 Share Repurchase Program”). Repurchases under the 2020 Share Repurchase Program will be made through open market and/or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when the Company might otherwise be precluded from doing so.
During the nine months ended November 30, 2020, the Company repurchased 852,452 of its common shares in the amount of $31.0 million at an average purchase price of $36.31 under the 2012 Share Repurchase Program. The Company did not purchase any shares under the 2020 Share Repurchase Program during the nine months ended November 30, 2020.

11.    Goodwill and Intangible Assets

Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The impairment tests are based on Level 3 fair value inputs. Fair value is an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Hierarchy Levels 1, 2, or 3 are terms for the priority of inputs to valuation techniques used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs, other than quoted prices included with level 1, that are directly or indirectly observable for the asset or liability. Hierarchy Level 3 are inputs that are not observable in the market. During the nine months ended November 30, 2020, the Company continued to execute its strategy to divest of non-core businesses, which began in the last quarter of 2020 with the planned exit of most of our business serving customers in the nuclear power businesses. The Company closed certain transactions in the second quarter of 2021 and the Company classified other businesses as held-for-sale in the accompanying consolidated balance sheet. In connection with the divestitures, the Company allocated goodwill to the businesses disposed of or held for sale based on the relative fair value of those businesses compared with the fair value of the reporting unit where goodwill was recorded. The determination of the amount of goodwill to allocate to the disposal group as opposed to the ongoing operations required significant management judgment regarding future cash flows, discount rates and other market relevant data.

In addition, the Company performed goodwill impairment tests for those reporting units following the allocation of goodwill to the divested or held for sale businesses during the second quarter of fiscal 2021. No goodwill impairment charges have been recorded during fiscal 2021. The changes in the carrying amounts of goodwill by reportable segment for the nine months ended November 30, 2020 are as follows:

	Metal Coatings	Infrastructure Solutions	Total
Balance as of February 29, 2020	$157,048	$199,177	$356,225
Allocated to Galvabar	(1,132)	—	(1,132)
Allocated to Southern Mechanical Services	—	(2,262)	(2,262)
Allocated to disposal group	—	(1,693)	(1,693)
Foreign currency translation adjustment	692	—	692
Balance as of November 30, 2020	$156,608	$195,222	$351,830

12.     Restructuring and Impairment Charges

As described in Note 11, the Company has been executing a plan to divest certain non-core businesses. During the first nine months of fiscal 2021, the Company closed on the sale of its Galvabar business and its Southern Mechanical Services business, and the board of directors approved a plan to divest certain other businesses within the Company. The Company recorded net proceeds of $8.3 million and a loss on the sale of the Galvabar business, which is included in the Metal Coatings segment, of $1.2 million. During the third quarter of fiscal 2021, the Company completed the sale of Southern Mechanical Services, which is included in the Infrastructure Solutions segment, for net proceeds of $4.1 million. The Company recognized impairment charges of $0.9 million for Southern Mechanical Services during the second quarter, and an additional loss on sale of $1.9 million during the third quarter of fiscal 2021. The loss of the sale of these businesses are included in "Restructuring and impairment charges" in the consolidated statements of operations.

As of November 30, 2020, one additional business in the Infrastructure Solutions segment and two non-operating locations in the Metal Coatings segment are classified as held for sale. The assets and liabilities of the businesses expected to be disposed of within the next twelve months are included in "Assets held for sale" in the accompanying consolidated balance sheet. In addition, the Company expects to close a small number of Metal Coatings locations that were in underperforming and lower growth geographies.
During the nine months ended November 30, 2020, the Company recorded certain charges related to its restructuring activities, which are summarized in the table below:

	Nine Months Ended November 30,
`	Metal Coatings	Infrastructure Solutions	Total
Write down on assets held for sale to estimated sales price	$2,930	$4,100	$7,030
Write down of assets expected to be abandoned	6,922	—	6,922
Loss on sale of subsidiaries	1,191	1,859	3,050
Write down of excess inventory	—	2,511	2,511
Costs associated with assets held for sale	—	756	756
Total charges	$11,043	$9,226	$20,269

Assets Held for Sale

The strategic decision to divest of these businesses reflects the Company's longer term strategy to become a more focused metal coatings company. The historical annual sales, operating profit and net assets of these businesses were not significant enough to qualify as discontinued operations.

Assets and liabilities allocated to the disposal group are as follows:

As of November 30, 2020
Assets
Accounts receivable	$1,313
Inventories	1,024
Contract assets	3,303
Other current assets	11
Property, plant and equipment	1,768
Other assets	60
Goodwill	1,693

Liabilities
Accounts payable	365
Contract liabilities	1,086
Other accrued liabilities	1,050
Lease liability – long term	3
Total carrying value	6,668
Less: Impairment of carrying value of remaining assets held for sale to estimated sales price	(3,490)
Fair value of disposal group	$3,178

Infrastructure Solutions Segment
During the first nine months of fiscal 2021, as a result of the continued market pressures in the oil and gas services market, the Company undertook an evaluation of inventory within the tubular products business. As a result of the evaluation, the Company determined certain inventories to be in excess of their net realizable value, and recorded an inventory write down of $2.5 million to record the inventory at its current market value.

Metal Coatings Segment
During the first nine months of fiscal 2021, the Company approved a plan to close certain locations within the Metal Coatings segment in future periods. Management performed an analysis of the assets at each location expected to be closed. For assets that will not be transferred to another location for use in operations, management wrote the assets down to reflect a decrease in the estimated useful life and lower value to the Company.

The Company recognized the following charges to income from operations related to locations expected to be closed:

Nine Months Ended November 30, 2020
Inventory write down	$336
Property & equipment write downs	2,956
Intangible impairment	3,258
Other	372
Total	$6,922

13.     Subsequent Event

On January 4, 2021, the Company acquired all the assets of Acme Galvanizing, Inc., a privately held hot-dip galvanizing and zinc electroplating company based in Milwaukee, Wisconsin, for net proceeds of $4.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This report may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand for the products and services offered by AZZ Inc. ("AZZ", the "Company", "our" or "we") including demand by the metal coatings market, power generation markets, electrical transmission and distribution markets, and the industrial markets, each of which may be impacted by the ongoing COVID-19 pandemic where our ability to assess the future and full impact on the Company, our customers and our suppliers is limited. We could also experience fluctuations in prices and raw material cost, including zinc and natural gas, which are used in our hot dip galvanizing process or other potential supply-chain disruptions or customer requested delays of our products or services; changes in the political stability and economic conditions impacting our business in the domestic and foreign markets that we serve; customer requested delays of shipments; additional acquisition opportunities; currency exchange rates; adequacy of financing; availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; and acts of war or terrorism inside the United States or abroad. AZZ has provided additional information regarding risks associated with the business in AZZ's Annual Report on Form 10-K for the fiscal year ended February 29, 2020 and other filings with the SEC, available for viewing on AZZ's website at www.azz.com and on the SEC's website at www.sec.gov.
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
Results of Operations
Strategy
We have a developed strategy and periodically review our strategy against our performance, market conditions and competitive threats. As a result of our ongoing evaluations and assessments, as well as the uncertainties brought upon the Company by the COVID-19 pandemic, we further evaluated our strategies and better defined our core and non-core operations. As a result of this ongoing assessment, during the second quarter of fiscal year 2021, management approved a plan to divest certain businesses, close certain under-performing operations and recorded impairment charges against assets. During the third quarter of fiscal 2021, we publicly announced strategic and financial initiatives to enhance shareholder value. We are conducting a comprehensive Board-led review of our portfolio and capital allocation and have engaged leading independent financial, legal and tax advisors in support of this review. These actions will allow us to accelerate the strategy to become a more focused metal coatings company, which we believe will more rapidly enhance shareholder value.
During the third quarter of fiscal 2021, we divested two businesses and closed one underperforming operation. See "Restructuring and Impairment charges" below.
Coronavirus (COVID-19)
In March 2020, the World Health Organization declared the viral strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 resulted in virtually all governments issuing restrictive orders, including “shelter in place” orders around the globe to assist in mitigating the spread of the virus.

Subsequently, in March 2020, the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency ("CISA") department issued guidance clarifying that critical infrastructure industries have a responsibility to maintain operations while these restrictive measures are in place. Based on input from the government and our customers, we continue to operate under the CISA guidelines in an effort to support critical infrastructure in the areas where we are either required to do so, or where we are able.
We have been impacted by the inability for our Infrastructure Solutions Industrial Platform to access certain customer sites to perform services, temporary slow-downs in order placements in the Infrastructure Solutions Electrical Platform, and have incurred costs associated with maintaining safe operations across our entire business. We have been able to remain open during the entirety of the pandemic to service our customers. While we continue to support our customers, uncertainties remain regarding the duration, recurrence and, to what extent, if any, that the COVID-19 pandemic will ultimately have on the demand for our products and services or with our supply chain.
As described above, the spread of COVID-19 and the resulting economic contraction has resulted in increased business uncertainty. The consequences of a prolonged economic decline could include, but are not limited to, reduced sales, increased instances of uncollectible customer receivables, and increased asset impairments in future periods. Accordingly, we cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact our consolidated balance sheet, statements of operations or statements of cash flows for fiscal year 2021 and beyond.
In addition, in March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on a preliminary evaluation of the CARES Act, we qualified for the deferral of payroll and other tax payments and we continue to evaluate certain employer payroll tax credits.
Overview
We have two distinct operating segments, the Metal Coatings segment and the Infrastructure Solutions segment (previously referred to as our Energy segment). Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use sales and operating income by segment to evaluate our segments. Segment operating income consists of sales less cost of sales and selling, general and administrative expenses that are specifically identifiable to a segment. For a reconciliation of segment operating income to consolidated operating income, see Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Restructuring and Impairment Charges
During the nine months ended November 30, 2020, we have been executing a plan to divest certain non-core businesses. During the first nine months of fiscal 2021, we closed on the sale of two businesses, and the board of directors approved a plan to divest certain other businesses within the Company. As of November 30, 2020, one additional business in our Infrastructure Solutions segment and two non-operating locations in our Metal Coatings segment are classified as held for sale. The assets and liabilities of the businesses expected to be disposed of within the next twelve months are included in "Assets held for sale" in the accompanying consolidated balance sheet. In addition, we expect to close a small number of Metal Coatings locations that were in underperforming and lower growth geographies.
During the nine months ended November 30, 2020, we recorded certain charges related to these restructuring activities, which are summarized in the table below:

	Nine Months Ended November 30, 2020
	Metal Coatings	Infrastructure Solutions	Total
Write down on assets held for sale to estimated sales price	$2,930	$4,100	$7,030
Write down of assets expected to be abandoned	6,922	—	6,922
Loss on sale of subsidiaries	1,191	1,859	3,050
Write down of excess inventory	—	2,511	2,511
Costs associated with assets held for sale	—	756	756
Total charges	$11,043	$9,226	$20,269

Orders and Backlog

Our backlog is exclusive of transaction taxes for certain foreign subsidiaries and relates entirely to our Infrastructure Solutions segment. As of November 30, 2020, backlog was $174.4 million, a decrease of $36.3 million, or 17.2%, as compared to $210.6 million as of August 31, 2020. Our backlog decreased $100.1 million, or 36.5%, as compared to the same period in the prior fiscal year. For the three months ended November 30, 2020, our incoming net bookings decreased by $69.3 million, or 27.0%, when compared to same period of fiscal 2020 and our book-to-sales ratio decreased to 0.86 to 1 from 0.91 to 1. These decreases were primarily attributable to a decrease in net bookings related to lower overall demand for our electrical products, which was due primarily to the slowdown in the economy as a result of COVID-19. The reductions in backlog were also due to a decrease in net bookings compared to the nine months ended November 30, 2019, related primarily to certain large international projects that were recorded in prior years with no corresponding sales in the current period.

The table below includes the progression of backlog (dollars in thousands):

	Period Ended		Period Ended
Backlog	2/29/2020	$243,799	2/28/2019	$332,894
Net bookings		174,865		256,344
Sales recognized		(213,293)		(289,123)
Backlog	5/31/2020	$205,371	5/31/2019	$300,115
Book to sales ratio		0.82		0.89
Net bookings		208,627		238,007
Sales recognized		(203,372)		(236,190)
Backlog	8/31/2020	210,626	8/31/2019	301,932
Book to sales ratio		1.03		1.01
Net bookings		194,376		263,695
Backlog adjusted due to divestiture		(4,026)		—
Sales recognized		(226,623)		(291,139)
Backlog	11/30/2020	174,353	11/30/2019	274,488
Book to Sales ratio		0.86		0.91
Segment Sales
The following table reflects the breakdown of sales by segment (dollars in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Sales:
Metal Coatings	$115,616	$129,196	$351,643	$376,193
Infrastructure Solutions	111,007	161,943	291,644	440,259
Total sales	$226,623	$291,139	$643,287	$816,452

For the three months ended November 30, 2020, consolidated sales decreased $64.5 million, or 22.2%, as compared to the same period in fiscal 2020. Sales for the Metal Coatings segment decreased $13.6 million, or 10.5%, for the three months ended November 30, 2020 as compared to the same period in fiscal 2020. The decrease was related to lower volumes of steel processed, due primarily to the slowdown in the economy as a result of COVID-19. Sales for the Infrastructure Solutions segment decreased $50.9 million, or 31.5%, for the three months ended November 30, 2020 as compared to the same period in fiscal 2020. In the Industrial Platform, the decrease was due to lower sales from certain large international electrical projects recognized in the prior period with no corresponding sales in the current period and lower sales related to oil and gas markets.
For the nine months ended November 30, 2020, consolidated sales decreased $173.2 million, or 21.2%, as compared to the year-to-date period in fiscal 2020. Sales for the Metal Coatings segment decreased $24.6 million, or 6.5%, for the nine months ended November 30, 2020 as compared to the same period in fiscal 2020. The decrease was related to lower volumes of steel processed, primarily due to the slowdown in the economy as a result of COVID-19. Sales for the Infrastructure Solutions segment decreased $148.6 million, or 33.8%, for the nine months ended November 30, 2020 as compared to the same period in fiscal 2020. In the Industrial Platform, the decrease was due to lower sales from certain large international electrical projects recognized in the prior period with no corresponding sales in the current period and lower sales related to oil and gas markets. The decrease is also due to the Westinghouse bankruptcy settlement amounts received in the prior year-to-date period that did not repeat in fiscal year 2021.

Segment Operating Income
The following table reflects the breakdown of operating income by segment (dollars in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Operating income:
Metal Coatings	$28,671	$27,258	$69,355	$85,323
Infrastructure Solutions	8,722	17,421	3,364	34,231
Corporate	(9,522)	(11,251)	(29,879)	(32,945)
Total operating income	$27,871	$33,428	$42,840	$86,609

Operating income for the Metal Coatings segment increased $1.4 million, or 5.2%, for the three months ended November 30, 2020, as compared to the same period in fiscal 2020. The increase was primarily due to a decrease in zinc costs, which led to an increase in gross margin. The increase was partially offset by a lower volume of steel processed, as described above. Operating income for the Infrastructure Solutions segment decreased by $8.7 million, or 49.9%, for the three months ended November 30, 2020 as compared to the same period in fiscal 2020. The decrease was primarily related to the decrease in sales as noted above, as well as the loss on the sale of a subsidiary of $1.9 million for the three months ended November 30, 2020. See "Restructuring and Impairment charges" above.
In the Metal Coatings segment, operating income decreased $16.0 million, or 18.7%, for the nine months ended November 30, 2020, as compared to the same period in fiscal 2020, primarily related to the lower volumes noted above, partially offset by a decrease in zinc costs. Operating income was also significantly impacted by the loss on sale of a subsidiary and impairment and restructuring charges, which impacted operating income in the year-to-date period by $11.0 million, of which the majority was recognized in the second quarter of fiscal 2021. Operating income for the Infrastructure Solutions segment decreased by $30.9 million, or 90.2%, for the nine months ended November 30, 2020 as compared to the same period in fiscal 2020. The decrease was primarily related to the decrease in sales as noted above, as well as impairment charges and the loss on the sale of a subsidiary, which totaled $9.2 million for the year-to-date period. See "Restructuring and Impairment charges" above.
Corporate Expenses
Corporate expenses decreased $1.7 million, or 15.4%, for the three months ended November 30, 2020, as compared to the same period in fiscal 2020. The decrease is primarily due to lower payroll and administrative costs.
On a year-to-date basis, corporate expenditures decreased $3.1 million, or 9.3%, to $29.9 million, compared to the same period in the prior year, primarily driven by lower payroll, travel and other administrative costs.
Other (income) expense, net
Other income was flat at $0.7 million for the three months ended November 30, 2020, as compared to the same period in fiscal 2020.
Other expense increased $0.4 million, to $0.8 million, for the nine months ended November 30, 2020, as compared to expense of $0.4 million in the comparable prior year. The increase was primarily due to miscellaneous revenue received in the prior year with no corresponding revenue in the current year, coupled with miscellaneous expense in the current year with no corresponding expense in the prior year. The increase in expense was partially offset by a decrease in foreign currency transaction loss.

Interest Expense
Interest expense for the three months ended November 30, 2020 was $2.3 million, as compared to $3.3 million for the respective prior period. Interest expense decreased by $1.0 million, or 31.2% for the three months ended November 30, 2020. The decrease was primarily attributable to lower average outstanding debt balances and favorable interest rates on our variable rate debt on the revolving credit facility.
Interest expense for the nine months ended November 30, 2020 was $7.4 million, as compared to $10.4 million for the respective prior period. Interest expense decreased by $3.1 million, or 29.3%, for the nine months ended November 30, 2020. The decrease was primarily attributable to lower average outstanding debt balances and favorable interest rates on our variable rate debt on the revolving credit facility. Our gross debt to equity ratio was 0.29 to 1 as of November 30, 2020, compared to 0.39 to 1 as of November 30, 2019, as we reduced debt during the year-to-date period.

Income Taxes

The provision for income taxes reflects an effective tax rate of 25.1% for the three months ended November 30, 2020, as compared to 28.6% for the respective prior year comparable period. The decrease in the effective tax rate was primarily attributable to unfavorable adjustments recorded in the prior year comparable period related to tax return to tax provision adjustments, as well as an India tax audit settlement that was recorded in the prior year quarter.

For the nine months ended November 30, 2020, the effective tax rate was 32.3%, compared to 22.3% for the prior year comparable period. The increase in the effective tax rate is primarily attributable to the fiscal 2021 restructuring charges impact on book income, coupled with the recognition of uncertain tax positions in the first quarter, as well as losses in foreign jurisdictions for which the Company does not expect to recognize the benefit.

Liquidity and Capital Resources
We have historically met our cash needs through a combination of cash flows from operating activities along with bank and bond market debt. Our cash requirements generally include cash dividend payments, capital improvements, debt repayment, acquisitions, and share repurchases. We believe that our cash position, cash flows from operating activities and our expectation of continuing availability to draw upon our credit facilities are sufficient to meet our cash flow needs for the foreseeable future.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (dollars in thousands):

	Nine Months Ended November 30,
	2020	2019
Net cash provided by operating activities	$59,394	$72,054
Net cash used in investing activities	(14,987)	(82,834)
Net cash (used in) provided by financing activities	(64,229)	1,209
For the nine months ended November 30, 2020, net cash provided by operating activities was $59.4 million, net cash used in investing activities was $15.0 million, net cash used in financing activities was $64.2 million, and the net effect of exchange rate changes on cash was an increase of $2.3 million, resulting in a net decrease in cash and cash equivalents of $17.5 million. In comparison to the comparable period in fiscal 2020, the decrease in cash provided by operating activities for the nine months ended November 30, 2020, are primarily attributable to changes in working capital as a result of lower sales. The Company's use of cash for investing activities was lower due to lower spend on acquisitions and the sale of two businesses during the current year-to-date period. Net cash used in financing activities increased during the nine months ended November 30, 2020 as compared to the prior year comparable period, primarily due to net repayments on the revolving loan in the current year, compared to net proceeds from the revolving loan in the prior year, as well as share repurchases in the current year.
Our working capital was $201.3 million as of November 30, 2020, as compared to $73.9 million as of February 29, 2020.
On October 9, 2020, we completed a private placement transaction and entered into a Note Purchase Agreement, whereby we agreed to borrow $150.0 million of senior unsecured notes (the “Notes”), consisting of two separate tranches:

•7-year borrowing: $70.0 million priced at 2.77% coupon, and
•12-year borrowing: $80.0 million priced at 3.17% coupon.

The proceeds of the $80.0 million tranche was funded on December 17, 2020. The $70.0 million tranche will be funded in January 2021. The proceeds will be utilized to repay the existing $125.0 million 5.42% Senior Notes maturing on January 20, 2021, as well as being available for general corporate purposes. Interest on the outstanding Notes will be paid semi-annually.

Financing and Capital
As of November 30, 2020, we had $182.0 million of floating and fixed rate notes outstanding with varying maturities through fiscal 2023 and we were in compliance with all of the covenants related to these outstanding borrowings. As of November 30, 2020, we had approximately $383.2 million of additional credit available for future draws or letters of credit.
For additional information on the Company's outstanding borrowings see Note 6 of the consolidated financial statements and further below under Contractual Obligations.
Share Repurchase Program
On January 19, 2012, our Board of Directors authorized the repurchase of up to ten percent of the then outstanding shares of our Common Stock (the "2012 Share Repurchase Program"). The 2012 Share Repurchase Program did not have an expiration date, and the amount and prices paid for any future share purchases under the authorization were to be based on market conditions and other factors at the time of the purchase. Repurchases under the 2012 Share Repurchase Program were made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act.

On November 10, 2020, our Board of Directors authorized a $100 million share repurchase program pursuant to which the Company may repurchase its Common Stock (the “2020 Share Repurchase Program”). Repurchases under the 2020 Share Repurchase Program will be made through open market and/or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when the Company might otherwise be precluded from doing so.
During the nine months ended November 30, 2020, the Company repurchased 852,452 of its common shares in the amount of $31.0 million at an average purchase price of $36.31 under the 2012 Share Repurchase Program. The Company did not purchase any shares under the 2020 Share Repurchase Program during the nine months ended November 30, 2020. For additional information regarding our share repurchases during the current year-to-date period, see Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”
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
Off Balance Sheet Arrangements and Contractual Obligations
As of November 30, 2020, we did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
The following summarizes our operating lease obligations, purchase commitments, debt principal payments, and interest payments for the remainder of the next five fiscal years and beyond (in thousands):

	Operating Leases (1)	Purchase Commitments (2)	Long-Term Debt	Interest (3)	Total
Fiscal:
2021	$2,055	$5,000	$125,000	$3,801	$135,856
2022	7,998	—	—	1,655	9,653
2023	7,495	—	57,000	287	64,782
2024	6,620	—	—		6,620
2025	5,766	—	—	—	5,766
Thereafter	17,424	—	—	—	17,424
Total	$47,358	$5,000	$182,000	$5,743	$240,101
(1) The Company has entered into a new lease in Poland that is expected to commence in March 2021, and will result in contractual obligations of approximately $3.3 million over the 15-year lease term, which is not included in the table above.
(2) Purchase commitments consist of non-cancelable forward contracts to purchase zinc at various volumes and prices. All such contracts expire in fiscal 2021.
(3) For variable rate debt, interest payments are calculated using current interest rates.
As of November 30, 2020, we had outstanding letters of credit in the amount of $28.1 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods.

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
During the nine months ended November 30, 2020, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended February 29, 2020.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk disclosures during the first nine months of fiscal 2021. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended February 29, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, due to the material weaknesses described below, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules; and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely discussions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
As of August 31, 2019, the Company identified multiple control deficiencies that constituted a material weakness in its internal control over financial reporting related to the Company’s accounting for income taxes. Specifically, management identified financial statement errors related to income tax accounting and deficiencies in the Company's tax compliance and reporting process. The financial statement errors impacted current and deferred income tax expense, deferred tax assets and liabilities, financial statement recognition and disclosure of uncertain tax positions, and current income taxes payable. These financial statement errors, which were not detected timely by management, were the result of ineffective design and operation of controls pertaining to the preparation of the Company's income tax provision. While these errors were not material to any prior period, and the cumulative effect of correcting additional errors is not material to the current period, the deficiencies identified represent a material weakness in the Company’s internal control over financial reporting.
Management implemented remediation activities, including personnel changes, to address the control deficiencies identified above. The remediation plan that has been implemented through November 30, 2020 includes: (i) new controls over the preparation of the Company’s income tax provision and related disclosures, including enhanced management review controls, as well as oversight regarding key aspects of the income tax provision work papers and the Company’s income tax compliance program; and (ii) the addition of personnel with strong tax provision experience, additional training for impacted employees, and the engagement of a third-party to review and assist with the remediation plan.
Management believes the actions taken are adequate to remediate the material weakness that the Company previously identified. Management will to continue to test the enhanced control environment in the fourth quarter. If the results of remaining controls testing progresses as planned, management expects sufficient evidence will be available to conclude the material weakness described above no longer exists with the filing of the Company’s FY2021 Annual Report on Form 10-K. As management continues to evaluate and improve internal control over financial reporting, the Company may decide to take additional measures to further address internal control deficiencies or, in appropriate circumstances, make revisions to its internal controls.
Other than the changes described above, there have been no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company and its subsidiaries are named defendants and plaintiffs in various routine lawsuits incidental to our business. These proceedings include labor and employment claims, use of the Company’s intellectual property, worker’s compensation, environmental matters, and various commercial disputes, all arising in the normal course of business. Although the outcome of these lawsuits or other proceedings cannot be predicted with certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other legal matters cannot be predicted at this time, management, after consultation with legal counsel believes it has strong defenses to all of these matters and does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial condition, results of operations or cash flows.
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
COVID-19 has impacted and is anticipated to continue to impact our business, including the normal operations of our facilities, overall demand for electrical products and industrial services, changes to supply chain availability and costs, logistics delays, including temporary closures as may be mandated or otherwise made necessary by governmental authorities, and any additional carryover of economic effects. Even though our facilities are all currently operational, and have implemented prevention procedures, including enhanced cleaning procedures and social distancing efforts, we believe the future impact of COVID-19 will vary across our diversified portfolio during the remainder of this fiscal year and potentially beyond. We believe our Infrastructure Solutions segment will be more significantly impacted than our Metal Coatings segment. The Infrastructure Solutions segment has experienced postponement of certain contracts and certain restrictions and conditions have also presented or delayed the Company’s access to certain customer facilities to deliver products and services during the quarter.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 19, 2012, our Board of Directors authorized the repurchase of up to ten percent of the then outstanding shares of our Common Stock (the "2012 Share Repurchase Program"). The 2012 Share Repurchase Program does not have an expiration date, and the amount and prices paid for any future share purchases under the authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under this share repurchase authorization are made through open market purchases or private transactions in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act.
On November 10, 2020, our Board of Directors authorized a $100 million share repurchase program pursuant to which the Company may repurchase our Common Stock (the “2020 Share Repurchase Program”). Repurchases under the 2020 Share Repurchase Program will be made through open market and/or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when the Company might otherwise be precluded from doing so. The Company did not purchase any shares under the 2020 Share Repurchase Program during the nine months ended November 30, 2020.
The following table provides information with respect to purchases of common stock of the Company made during the nine months ended November 30, 2020, by the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange act:

Period	Total Number of Share Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance, February 29, 2020	—	$—	—	882,916
March 1 through March 31	—	—	—	882,916
April 1 through April 30	—	—	—	882,916
May 1 through May 31	—	—	—	882,916
June 1 through June 30	—	—	—	882,916
July 1 through July 30	117,000	31.81	117,000	765,916
August 1 through August 31	83,000	32.01	83,000	682,916
September 1 through September 31	—	—	—	682,916
October 1 through October 31	181,700	34.69	181,700	501,216
November 1 through November 30	470,752	38.81	470,752	30,464
Total	852,452	$36.31	852,452	30,464

Item 5. Other Information.

On October 29, 2020, the Board of Directors (the “Board”) of AZZ Inc. (the “Company”) appointed Mr. Philip Schlom as Senior Vice President and Chief Financial Officer of the Company. Mr. Schlom, 56, had been serving as the Company’s Interim Chief Financial Officer since May 2020 and joined the Company in October 2019 as the Vice President, Chief Accounting Officer.

On November 4, 2020, Mr. Schlom entered into an employment agreement (the “Employment Agreement”) with the Company, which has a three year term, unless terminated earlier in accordance with the terms of the Employment Agreement.

In his position as the Company’s Senior Vice President and Chief Financial Officer, Mr. Schlom is eligible to earn a pro-rata annual cash incentive bonus under the Company’s Senior Management Bonus Plan (the “STI Plan”), which provides for an annual cash incentive target based upon 65% of Mr. Schlom’s annual base salary pursuant to the achievement of certain individual and Company performance criteria. He will also be eligible each year to receive an annual equity award, the amount and nature to be determined annually by the Company’s Compensation Committee. For the Company’s fiscal year ending

February 28, 2021, Mr. Schlom’s equity award target value consisted of 50% performance share units (“PSUs”) and 50% RSUs issued under the Company’s 2014 Long Term Incentive Plan (the “2014 LTI Plan”). The Employment Agreement also provides for severance payments, which may include base salary and accrued paid time off through the date of termination, as well as a pro-rated annual cash bonus, based upon the Company’s actual performance and the number of days of employment in the calendar year of termination, in the event Mr. Schlom’s employment is terminated by the Company without Cause or by Mr. Schlom for Good Reason (each term as defined in the Employment Agreement). In the event of a termination, the receipt of severance payments is conditioned upon the execution of a general release in a form approved by the Company. Mr. Schlom is also subject to confidentiality and other restrictive covenants prohibiting competition, solicitation of customers and employees and interference with business relationships during his employment and for 12 months thereafter.

Name	Position	FY2021 Base Salary	FY2021 STI Plan Target	FY2021 LTI Plan Target
Philip Schlom	SVP and Chief Financial Officer	$350,000	$227,500	$300,000
In addition to the Employment Agreement, Mr. Schlom and the Company also entered into a change in control agreement (the “Change in Control Agreement”). The Change in Control Agreement will remain in effect for so long as Mr. Schlom is employed by the Company and provides, among other things, that, upon the occurrence of a Change in Control (as defined in the Change in Control Agreement), Mr. Schlom will receive certain payments from the Company if his employment is terminated by the Company without Cause or by Mr. Schlom for Good Reason (each such term as defined in the Employment Agreement), in each case within 12 months of such Change in Control.

Mr. Schlom has no family relationships with any director or executive officer of the Company, and there are no arrangements or understandings with any person pursuant to which he will be appointed Senior Vice President and Chief Financial Officer of the Company. In addition, there have been no transactions directly or indirectly involving Mr. Schlom that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K under the Securities Exchange Act of 1934.

Promotion of Gary Hill

On October 8, 2020, Mr. Gary Hill, 55, the Company's President and General Manager – Industrial Platform, was promoted to Chief Operating Officer – Infrastructure Solutions of the Company.

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
10.6
Note Purchase Agreement, dated as of October 9, 2020, by and among AZZ Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on October 13, 2020).

10.7*
Employment Agreement between AZZ Inc. and Philip Schlom, dated as of November 4, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 4, 2020).

10.8*
Change in Control Agreement between AZZ Inc. and Philip Schlom, dated as of November 4, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 4, 2020).

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

AZZ Inc. (Registrant)

Date:	January 11, 2021	By:	/s/ Philip A. Schlom
Philip A. Schlom Chief Financial Officer