Form 10-K
period 2021-02-28
AZZ INC
filed 2021-04-23
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $882,529,862 based on the closing sale price as reported on the New York Stock Exchange. As of April 19, 2021, there were 25,032,502 shares of the registrant’s common stock ($1.00 par value) outstanding.
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

AZZ INC.
FORM 10-K
For the Fiscal Year Ended February 28, 2021

Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand for the products and services offered by AZZ Inc. ("AZZ", the "Company", "our" or "we",) including demand by the metal coatings market, power generation markets, electrical transmission and distribution markets and the industrial markets. In addition, within each of the markets we serve, our customers and our operations could potentially be adversely impacted by the ongoing COVID-19 pandemic. We could also experience fluctuations in prices and raw material cost, including zinc and natural gas which are used in the hot dip galvanizing process; supply-chain vendor delays; customer requested delays of our products or services; delays in additional acquisition opportunities; currency exchange rates; availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; economic volatility or changes in the political stability in the United States and other foreign markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. You are urged to consider these factors carefully in evaluating the forward-looking statements herein and are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by this cautionary statement. These statements are based on information as of the date hereof and AZZ assumes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I
Item 1. Business
AZZ Inc. ("AZZ", the "Company", "our" or "we") was established in 1956 and incorporated under the laws of the state of Texas. We are a global provider of galvanizing and a variety of metal coating solutions, welding solutions, specialty electrical equipment and highly engineered services to a broad range of markets, including, but not limited to, the power generation, transmission, distribution, refining and industrial markets. We have two distinct operating segments: the Metal Coatings segment and the Infrastructure Solutions segment. The Company's Metal Coatings segment is a leading provider of metal finishing solutions for corrosion protection, including hot dip galvanizing, spin galvanizing, powder coating, anodizing and plating to the North American steel fabrication and other industries. The Company's Infrastructure Solutions segment is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in energy and waste management markets worldwide.
Strategy
We have a developed strategy and periodically review our strategy against our performance, market conditions and competitive threats. As a result of our ongoing evaluations and assessments, as well as the uncertainties brought upon the Company by the COVID-19 pandemic, we further evaluated our strategies and better defined our core and non-core operations. As a result of this ongoing assessment, during the second quarter of fiscal year 2021, management approved a plan to divest certain businesses and close certain under-performing operations; we recorded impairment charges against assets as result of this plan. During the third quarter of fiscal 2021, we publicly announced strategic and financial initiatives to enhance shareholder value. We are conducting a comprehensive Board-led review of our portfolio and capital allocation and have engaged leading independent financial, legal and tax advisors in support of this review. These actions will allow us to more rapidly enhance shareholder value.
Metal Coatings Segment
The Metal Coatings segment provides hot dip galvanizing, powder coating, anodizing and plating, and other surface coating applications to the steel fabrication and other industries through facilities located throughout the United States and Canada. Hot dip galvanizing is a metallurgical process in which molten zinc is applied to steel. The zinc alloying renders corrosion protection to fabricated steel for extended periods of up to 50 years. As of February 28, 2021, we operated 39 galvanizing plants and six surface technologies plants, which are located in various locations throughout the United States and Canada.

Metal coating is a highly competitive business, and we compete with other galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternate forms of corrosion protection such as material selection (stainless steel or aluminum) or alternative barrier protections such as paint and weathering steel. Our galvanizing markets are generally limited to areas within relatively close proximity to our metal coating plants due to the freight cost.
Zinc, the principal raw material used in the galvanizing process, is currently readily available, but can be subject to volatile pricing. We manage our exposure to commodity pricing of zinc by utilizing agreements with zinc suppliers that include fixed cost contracts to guard against escalating commodity prices. When possible, we also secure firm pricing for natural gas supplies with utilities. We may or may not continue to use these or other strategies to manage commodity risk in the future.
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
Recent Acquisitions
In January 2021, we completed the acquisition of the assets of Acme Galvanizing, Inc., a privately held hot dip galvanizing and zinc electroplating company based in Milwaukee, Wisconsin. The acquisition expanded our geographical reach in metal coating solutions and broadened our offerings in strategic markets.
In September 2019, we completed the acquisition of all the assets of Preferred Industries, Ltd. ("Preferred"), a privately held company based in the Dallas-Fort Worth area. Preferred provided powder and e-coating solutions to the automotive, HVAC, marine, transportation, medical, industrial, and plastics industries. The acquisition broadened our offerings and expanded our network of surface technology plants.
In August 2019, we completed the acquisition of the assets of NuZinc, LLC, a privately held plating company in the Dallas-Fort Worth area. The acquisition increased our capability and capacity in electroplating solutions.
In April 2019, we completed the acquisition of all the outstanding shares of K2 Partners, Inc. ("K2") and Tennessee Galvanizing, Inc. ("Tennessee Galvanizing"), two privately held companies. K2 provided powder coating and electroplating solutions to customers in the Midwest and Southeast from locations in Texas and Florida. Tennessee Galvanizing provides galvanizing solutions to customers throughout the United States. These acquisitions expanded our geographical reach in metal coating solutions and broadened our offerings in strategic markets.
In February 2018, we completed the acquisition of all the assets and outstanding shares of Rogers Brothers Company ("Rogers Brothers"), a privately held company, based in Rockford, Illinois. Rogers Brothers provided galvanizing solutions to a multi-state area within the Midwest. The acquisition supported our goal of continued geographic expansion as well as portfolio expansion of our metal coatings solutions.
Recent Divestitures
In July 2020, we completed the sale of our Galvabar business, which is included in the Metal Coatings segment. We received net proceeds of $8.3 million and recognized a loss on the sale of $1.2 million. While Galvabar would normally be considered a core business for AZZ, we have determined that this technology is better suited for a company with both rebar manufacturing and established rebar distribution capabilities. We will receive royalties associated with future sales in conjunction with this sale.
In addition, we closed a small number of Metal Coatings locations that were in under-performing and lower growth geographies.
For additional information on the Metal Coatings segment's operating results, see Results of Operations within Item 7. For additional financial information by segment, see Note 12 to the consolidated financial statements.
Infrastructure Solutions segment
AZZ's Infrastructure Solutions segment is a leading provider of specialized products and services designed to support primarily industrial and electrical applications. Our product offerings include custom switchgear, electrical enclosures, medium and high voltage bus ducts, explosion proof and hazardous duty lighting and tubular products. In addition to our product offerings, AZZ's Infrastructure Solutions segment focuses on life-cycle extension for the power generation, refining and industrial infrastructure, through providing automated weld overlay solutions for corrosion and erosion mitigation. The markets for our Infrastructure Solutions segment are highly competitive and consist of large multi-national companies, along with numerous small independent companies. Competition is based primarily on product quality, range of product line, price and service. While some of our competitors are much larger than us, we believe our Infrastructure Solutions segment offers some of the most technologically advanced solutions and engineering resources developed from a legacy of proven, reliable product options, allowing AZZ Infrastructure Solutions to be ideally positioned to meet the most challenging application-specific demands.
Copper, aluminum, steel and nickel based alloys are the primary raw materials used by this segment. We do not foresee any availability issues for these materials. We do not contractually commit to minimum purchase volumes and increases in price for these items are normally managed through escalation clauses in our contracts with customers, which the customers may not always accept. In addition, we work to obtain firm pricing contracts from our vendors on these materials at the time we receive orders from our customers in order to minimize price volatility risk.
We sell Infrastructure Solutions segment products through our internal sales force, manufacturers’ representatives, distributors and agents. We are not dependent on any single customer for this segment, and we do not believe that the loss of any single customer would have a material adverse effect on our consolidated sales or net income.
In addition, sales between the Company's segments are recognized as intercompany sales and eliminated in consolidation.
Recent Acquisitions
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
Recent Divestitures
In October 2020, we completed the sale of our AZZ SMS LLC ("SMS") operating business reported within our Infrastructure Solutions segment. We recognized a loss on disposal of $1.9 million and recorded impairment charges of $0.9 million related to the divestiture of SMS during the second quarter of fiscal year 2021, which ended on August 31, 2020. The strategic decision to divest of the business reflects our strategic plan to restructure our portfolio to focus on growth within our core businesses.
In February 2020, we completed the sale of our nuclear logistics business reported within our Infrastructure Solutions segment. We received net cash proceeds of $23.6 million and recognized a loss on disposal of $18.6 million. The strategic decision to divest the nuclear logistics business reflects our long-term strategy to focus on core businesses and markets. In addition, for fiscal year 2020, we recorded impairment charges of $9.2 million related to the exit from the nuclear certified portion of our industrial welding solutions business.
For additional information regarding the Infrastructure Solutions segment's backlog and operating results, see Results of Operations within Item 7. For additional financial information by segment, see Note 12 to the Consolidated Financial Statements.
Human Capital Management
At AZZ, our culture is defined by our corporate values of trust, respect, accountability, integrity, teamwork and safety (T.R.A.I.T.S.). We value our employees by continuously investing in a healthy work-life balance, offering competitive compensation and benefit packages and a team-oriented environment centered on professional service and open communication amongst our employees. We strive to build, maintain and create a work environment that attracts and retains employees who are high contributors, have outstanding skills, are engaged in our culture, and who embody our Company mission: to create superior value in a culture where people can grow both professionally, and personally and where T.R.A.I.T.S. matter.

Attracting, developing and retaining the best talent in our industry is important to all aspects of AZZ’s long-term strategy and continued success. We recognize that an engaged workforce directly contributes to our efforts to improve AZZ’s sustainability performance, and we believe employees are inspired to go the extra mile, if they identify with and align with their organization’s business.

Our Employees
As of February 28, 2021, we employed approximately 3,883 people worldwide (which excludes 868 variable workforce employees), of which 3,341 were employed in the U.S. and 542 were employed outside the U.S. (Brazil, Canada, China, Poland and the Netherlands). This workforce consisted of approximately 82% hourly employees and 18% salaried employees. The 868 variable workforce employees work under collective bargaining agreements with various labor unions. We believe our current relations with our workforce are strong.

Diversity and Inclusion
We embrace the diversity of our employees, customers, vendors, suppliers, stakeholders and consumers, including their unique backgrounds, experiences, creative solutions, skills and talents. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business.
Equal Opportunity Employment is a fundamental principle of our Company, where employment and applications for employment are evaluated based upon a person’s capabilities and qualifications without discrimination based on actual or perceived race, color, religion, sex, age, national origin, disability, genetic information, marital status, veteran status, sexual orientation, or any other protected characteristic as established by applicable local, state, federal law or international laws. This principle is incorporated into all of AZZ’s policies and procedures relating to recruitment, hiring, promotions, compensation, benefits, discipline, termination and all of AZZ’s other terms and conditions of employment. We seek to continuously improve our hiring, development, advancement and retention of diverse talent and our overall diversity representation.
As of February 28, 2021, our U.S. employees had the following race and ethnicity demographics:

White	54.00%
Hispanic	33.00%
African American	8.40%
Asian	1.40%
Multi-Racial	1.60%
American Indian or Alaska Native	0.67%
Native Hawaiian or Other Pacific Islander	0.93%
Approximately 45% of our employees are diverse, as reported to the Equal Employment Opportunity Commission on an annual basis.
As of February 28, 2021, our employees had the following gender demographics:

	Women	Men
U.S. Employees	13.3%	86.7%
Global Employees	12.4%	87.6%
Additionally, 12.5% of the executive team and 22.2% of our independent directors are female.

Employee Compensation and Benefits
We are committed to paying our employees competitive and fair compensation that is commensurate with their position and performance and is competitive in the markets in which they work. We conduct regular surveys of the market rates for jobs to ensure that our compensation is competitive. We offer annual merit-based increases, as well as annual short- and long-term incentive packages that are aligned with the Company’s vision and key business objectives and are intended to motivate strong performance.
We believe our employees are critical to the success of our business and we structure our benefits package to attract and retain a highly talented and engaged workforce. We are continuously evolving our programs to adapt to our employees’ and their family’s needs, and to provide comprehensive health, wellness and quality of life coverage. Our programs vary by location, but most include the following benefits:

Health	Financial	Work/Life
Medical, Dental and Vision	Competitive Base Salaries	Company/Voluntary Life Insurance
Medical Insurance Premium Reduction	Hourly Overtime and Shift Differential Pay	Paid Time off and Holiday Pay Flexible Work Arrangements
Health Screenings	Cash Incentive Program (annual)	Accidental Death & Dismemberment
Prescription Drug Coverage	Employee Stock Purchase Plan	Paid Short-Term and Long-Term Disability
24/7/365 Virtual and Telehealth Services	100% 401(k) match for the first 1% and 50% match between 2% and 6%	Paid Sick and Safe Leave
Annual Flu Immunizations	Pre-tax Contributions to Eligible Savings Accounts	Family Emergency Leave
Employee Assistance Program	Tuition reimbursement	Military Leave

Growth and Development
We invest in and provide ongoing development and continuous learning opportunities for all AZZ employees. AZZ supports enterprise-wide professional development by offering a variety of instructor-led and self-paced learning programs ranging in audience from individual contributors to supervisors and executive leadership. We also provide a variety of resources to help our employees grow professionally and personally and build new skills, including (i) online development courses containing unlimited access to more than 4,500 learning modules, (ii) continuing education credits, and (iii) learning preferences such as in-person seminars, videos and webinars. AZZ also provides tuition assistance for employees enrolled in higher education programs directed at improving their performance or helping them prepare for future leadership roles within the Company. We also emphasize individual development training as part of our annual performance goal setting process.
Annually, all employees have the opportunity and are encouraged to provide feedback on their employee experience through an anonymous employee survey. The feedback received through this survey is used to drive actions to improve the overall experience for employees across the Company, as well as to support continuous improvement in leader effectiveness and to enhance our corporate culture.
Health and Safety
Core to our corporate values and T.R.A.I.T.S., AZZ emphasizes safeguarding our people and fostering a culture of safety awareness that promotes the wellbeing of our employees, contractors and business partners. We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards, while operating and delivering our work responsibly and sustainably. AZZ has created and implemented training and audit processes and incident learning communications to help mitigate safety events and to reduce the frequency and severity of accidents. AZZ has safety teams and has a formal mentor training program that includes a diverse group of management and hourly employees that contribute to the overall safety culture of our facilities.
The Company reviews and monitors safety performance closely. Our ultimate goal is to achieve zero serious injuries through continued investments in core safety programs and injury reduction initiatives. The Company utilizes a mixture of leading and lagging indicators to assess the health and safety performance of our operations. Lagging indicators include the Occupational Safety & Health Administration: (i) Total Recordable Incident Rate (“TRIR”); (ii) Lost Time (or Lost Workday) Incident Rate (“LTIR”) based upon the number of incidents per 100 employees. (or per 200,000 work hours); and (iii) Days Away, Restricted or Transferred rate (“DART”). Leading indicators include reporting of all near miss events as well as Environmental, Health and Safety (“EHS”) coaching and engagement. In fiscal year 2021, we continued to demonstrate excellence in safety, with another year of zero employee fatalities at 60 locations worldwide, and incident rates as indicated below:

	TRIR	LTIR	DART
Metal Coatings Segment	4.40	1.30	3.10
Infrastructure Solutions Segment
a.Electrical Platform	0.95	0.34	0.84
b. Industrial Platform	0.00	0.00	0.00

During the COVID-19 pandemic, as a provider of “critical infrastructure”, we have an obligation to keep employees working and operations moving forward in order to continue to serve our customers and sustain the world’s infrastructure. During this period, we have remained highly focused on protecting the health and safety of our team members while working to maintain the continuity of our business operations. In response to the global COVID-19 pandemic, we implemented heightened safety measures and protocols in all of our facilities to minimize the risk to the health and safety of our employees. The Company implemented social distancing and mask-wearing protocols, and provided additional cleaning supplies to facilitate the sanitation of high traffic areas and prohibited all domestic and international non-essential travel. As conditions change, the Company has continued to effectively communicate with our employees.
For additional information on the Company’s response to the COVID-19 pandemic, see Item 7.

Information About Our Executive Officers

Name	Age	Business Experience of Executive Officers for Past Five Years Position or Office with Registrant or Prior Employer	Held Since
Thomas E. Ferguson	64	President and Chief Executive Officer Chief Executive Officer, FlexSteel Pipeline Technologies, Inc. President, Flow Solutions Group, Flowserve Corporation	2013 2013-2013 2009-2012
Philip Schlom	56	Senior Vice President, Chief Financial Officer
Vice President and Chief Accounting Officer/Interim Chief Financial Officer
Vice President - Finance, Audit, Controls and Continuous Improvement, Exterran Corporation
Vice President, Global Compliance and Internal Audit, Parker Drilling Company
Vice President - Finance, Parker Drilling Company
		Chief Accounting Officer, Parker Drilling Company	2020 2019 2017-2019 2014-2017 2013-2014 2009-2013
Tara D. Mackey	51	Chief Legal Officer and Secretary
Chief Legal Counsel and Corporate Secretary, First Parts, Inc.
General Counsel and Corporate Secretary, Silverleaf Resorts Inc.
		VP, Assistant General Counsel and Corporate Secretary, SuperMedia LLC	2014 2013-2014 2011-2013 2008-2011
Matt Emery	54	Chief Information and Human Resource Officer Senior Director of Information Technologies, Hewlett-Packard	2013 2004-2013
Chris Bacius	60	Vice President, Corporate Development Vice President Mergers & Acquisition, Flowserve Corporation Vice President Business Development, Flowserve Corporation	2014 2012-2014 2009-2012
Gary Hill	56
Chief Operating Officer – Infrastructure Solutions
President and General Manager - AZZ Industrial Platform
Vice President and General Manager - AZZ WSI LLC
Managing Director, Aquilex WSI-Europe
Vice President, Marketing, Aquilex

			2020 2017 2013-2017 2011-2013 2008-2011
Ken Lavelle	64	President and General Manager - Electrical Platform
President, Lavelle Management Consultant
President, Global Seals & Systems Operation - Flowserve Corporation
		Vice President, General Manager, FSG North America - Flowserve Corporation	2017 2016-2017 2012-2016 2009-2012
Bryan Stovall	56
Chief Operating Officer – Metal Coatings
President - AZZ Galvanizing Solutions
Senior Vice President - Metal Coatings
Vice President, Galvanizing - Central Operations
Vice President, Galvanizing - Southern Operations
			2020 2019 2018-2019 2013-2018 2009-2012
Each executive officer was elected by the Board of Directors to hold office until the next Annual Meeting or until their successor is elected. No executive officer has any family relationships with any other executive officer of the Company.

Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our web site, www.azz.com/investor-relations, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our website and the information posted there on our website is not a part of this Annual Report on Form 10-K.
Corporate Governance and Sustainability
Our Company’s Board of Directors (the “Board”), with the assistance of its Nominating and Corporate Governance Committee, has adopted Corporate Governance Guidelines that set forth the Board’s policies regarding corporate governance and its oversite of the Company's sustainability efforts. In connection with the Board’s responsibility to oversee our legal compliance and conduct business based upon a foundation of the highest business ethics and social responsibility, the Board has adopted the following policies:
•Code of Conduct, which applies to the Company’s officers, directors and employees;
•Vendor Code of Business Conduct that applies to dealings with our customers, suppliers, vendors, third-party representatives, including agents, and business partners;
•Human Rights Policy; and
•Environmental Health and Safety Policy.
The Board has adopted charters for each of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. You may review the Corporate Governance Guidelines, Codes of Conduct or any of our sustainability or corporate social responsibility policies, and our Committee charters under the Heading “Investor Relations,” subheadings “Corporate Governance,” or "Corporate Social Compliance" on our website at: www.azz.com.
You may also obtain a copy of these documents by mailing a request to:

AZZ Inc.
Investor Relations
One Museum Place, Suite 500
3100 West 7th Street
Fort Worth, TX 76107

Item 1A. Risk Factors
Our business is subject to a variety of risks, including, but not limited to the risks described below, which we believe are the most significant risks and uncertainties facing our business. Additional risks and uncertainties not known to us or not described below may also impair our business operations in the future. If any of the following risks actually occur, our business, financial condition and results of operations and future growth could be negatively or materially impacted.
Risks Related to Operations
The duration of the COVID-19 pandemic remains uncertain and may have a material adverse impact on the demand for our products and services or with our supply chain.
In March 2020, the World Health Organization declared the viral strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 has resulted in most governments issuing restrictive orders, including “shelter in place” orders around the globe to assist in mitigating the spread of the virus.
Subsequently, in March 2020, the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (CISA) department issued guidance clarifying that critical infrastructure industries have a responsibility to maintain operations while these restrictive measures are in place. Based on input from the government, as well as our customers, we continued our operations under the CISA guidelines in an effort to support critical infrastructure in the areas where we were either required to do so, or where we are able.
While we continue to support our customers, there remains uncertainty regarding the duration and, to what extent, if any, the COVID-19 pandemic, or newly identified variants, will ultimately have on the demand for our products and services or our supply chain. We continue to closely monitor the situation as information becomes readily available, take on actions to provide for the safety of our personnel, and to abide by the requirements under CISA.

Our operations remain open globally and the impact of COVID-19 on our personnel and operations has been somewhat limited during the year. The most significant impact to us has been in our ability to serve customers at their respective business and project locations. We have experienced some customer order deferrals, but there have been few customer order cancellations. While governments have taken actions, including the dissemination of vaccines to limit the impacts of COVID-19, we cannot reasonably estimate the length or severity of this ongoing pandemic, or the extent to which the disruption may materially impact our consolidated balance sheet, statements of income or statements of cash flows for fiscal year 2022.
Catastrophic events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
The occurrence of catastrophic events ranging from acts of war and terrorism, natural disasters such as earthquakes, tsunamis, hurricanes, or the outbreaks of epidemic, pandemic or contagious diseases such as COVID-19, could potentially cause future disruption in our business. These disruptions could include the temporary closures of our facilities or the facilities of our customers or suppliers and their contract manufacturers, which could restrict our ability to complete projects on schedule. Any disruption of our customers or suppliers and their respective contract manufacturers could likely impact our future sales and operating results. In addition, continued pandemic, or the spread of any other contagious diseases could adversely affect the economies and financial markets of many countries, and result in an economic downturn that could affect the demand for our products and services. These situations are outside of the Company’s control and any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Our business segments operate in highly competitive markets.
Many of our competitors, primarily in our Infrastructure Solutions segment, are significantly larger and have substantially more resources than AZZ. Competition is based on a number of factors, including price. Certain competitors may have lower cost structures or larger economies of scale on raw materials and may, therefore, be able to provide their products and services at lower prices than we are able to provide. If our response to competitor pricing actions is not timely, we could be impacted by loss of market share. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services or products that are superior in price, delivery time or quality in the future. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industries, maintain our customer base at current levels or increase our customer base.

Our operating results may vary significantly from quarter to quarter.
Our quarterly results may be materially and adversely affected by:
•changes in political landscapes across the globe;
•unstable political economic conditions and public health issues delaying customer operations;
•timing and volume of work under new or existing agreements;
•general economic conditions;
•fluctuations in the budgetary spending of customers, including seasonality;
•increases in design, manufacturing or transportation costs;
•variations in margins, due to sales price or manufacturing complexities, of projects performed during any particular quarter;
•losses experienced in our operations not otherwise covered by insurance;
•delays of raw materials or component suppliers;
•a change in the demand or production of our products and our services caused by severe weather conditions;
•a change in the mix of our customers, contracts and business;
•modifications or changes in customer delivery schedules; and
•ability or willingness of customers to timely pay their invoices when owed to us.
Accordingly, our operating results in any particular quarter may not be indicative of the results expected for any other quarter or for the entire year.
Our business requires skilled labor, and we may be unable to attract and retain qualified employees.
Our ability to maintain our productivity and profitability could be limited by an inability to employ, train and retain skilled personnel necessary to meet our labor requirements. As governmental stimulus benefits continue to be paid and other mega employers increase their minimal paid wages, we could experience future shortages of qualified or trained personnel. We cannot be certain that we will be able to maintain an adequately skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor costs will not increase as a result of shortage in the supply of skilled personnel. Labor shortages or increased labor-related costs could impair our ability to maintain our profit margins or impact our ability to sustain and grow our sales.
Technological innovations by competitors may make existing products and production methods obsolete.
The manufactured products and services we sell require evolving technologies for success in the markets we serve. The competitive environments can be highly sensitive to technological innovation. It is possible for our competitors, or new market place entrants, both foreign and domestic, to develop new products, production methods or technology which could make existing products, services or methods obsolete or at least hasten their obsolescence or materially reduce our competitive advantage in the markets that we serve.
Our business segments are cyclical and are sensitive to economic downturns.
Our business often aligns with the economic environments that we operate within, and, especially in our specialty welding business, is subjected to refinery turnaround or utility outages which cause cyclicality within the annual operating cycle of the business. Our customers may delay or cancel new or previously planned projects. If there is a reduction in demand for our products or services, as a result of a downturn in the general economies in which we operate, there could be material adverse effect on price levels and the quantity of goods and services purchased by our customers, therefore adversely impact our sales, consolidated results from operations and cash flows. A number of factors, including financing conditions and potential bankruptcies in the industries we serve, could adversely affect our customers and their ability or willingness to fund their internal projects in the future and pay for services or equipment. Certain economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure raw materials and components to meet our customers’ demand for our products in the future. Other various factors impact demand for our products and services, including the price of commodities (such as oil, electricity or other commodities), economic forecasts and financial markets. Uncertainty in the global economy and financial markets could impact our customers and could in turn severely impact the demand for corporate infrastructure projects that would result in a reduction in orders for our products and services. All of these factors combined together could materially impact our business, financial condition, cash flows and results of operations and potentially impact the trading price of our common stock.

Low oil and natural gas prices could depress or reduce demand or pricing for products or services in segments of our Infrastructure Solutions segment and, as a result, adversely affect our business.

Our results of operations depend upon the level of activity in the global energy market, including oil and natural gas development, and production. Oil and natural gas exploration and development activity and the number of well completions typically decline when there is a sustained reduction in oil or natural gas prices or significant instability in energy markets. Even the perception of longer-term lower oil or natural gas prices by oil and natural gas exploration, development and production companies can result in their decision to cancel, reduce or postpone major expenditures or to reduce or shut in well production which can impact our businesses which provide equipment into these markets, or service downstream refineries and energy plants.

Oil and natural gas prices and the level of drilling and exploration activity can be volatile. In periods of volatile commodity prices, the timing of any change in activity levels by our customers is difficult to predict. As a result, our ability to project the anticipated activity level for our business, and particularly our Infrastructure Solutions welding-service sales may be limited.

During periods of lower oil or natural gas prices, our customers typically decrease their capital expenditures, which generally results in lower activity levels. A reduction in demand for our products, solutions and services could force us to reduce our pricing substantially, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, customer cash flows and returns on capital drive customer investment priorities. Industry observers believe shareholders are encouraging management teams of energy companies to focus operational and compensation strategies on returns and free cash flow generation rather than solely on growth. To accomplish these strategies, energy companies may need to better prioritize or reduce capital spending, which could impact resource allocation and production, ultimately constraining the amount of new projects by our customers.

If our customers seek to preserve capital by canceling contracts, canceling or delaying scheduled maintenance of their existing equipment, or cancel or delay orders with us, the demand for our products, solutions and services could be materially and adversely affected. Such a drop in demand could have a material adverse effect on our business, financial condition, results of operations and cash flows.
International events and political issues may adversely affect our Infrastructure Solutions and Metal Coatings segments.
A portion of the sales from our Infrastructure Solutions and Metal Coatings segments are from markets outside the U.S. The occurrence of any of the risks described below could have an adverse effect on our consolidated results of operations, cash flows and financial condition:
•political and economic instability in the countries we conduct business;
•social unrest, acts of war and terrorism, natural disasters, and global outbreaks of contagious diseases;
•inflation, or hyper-inflation;
•significant currency fluctuations, currency devaluations or restrictions on currency conversions;
•governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds;
•trade restrictions, tariffs and economic embargoes by the United States or other countries; and
•travel restrictions placed upon personnel, limiting travel to install equipment or perform services for our customers.
Fluctuations in the price and supply of raw materials and natural gas for our business segments may adversely affect our operations.
Primarily in our Metal Coatings segment, zinc and natural gas represent a large portion of our cost of sales. The prices of zinc and natural gas are subject to volatility. We purchase a wide variety of raw materials for our Infrastructure Solutions segment to manufacture our products, including copper, aluminum, steel and nickel. Unanticipated increases in raw material requirements or commodity price increases could significantly increase production costs and potentially adversely affect profitability. The following factors, which are beyond our control, affect the price of raw materials and natural gas for our business segments:

•supply and demand;
•freight costs and transportation availability;
•trade duties and taxes; and
•labor disputes.

We seek to maintain our operating margins by increasing the price of our products and services in response to increased costs, but may not be successful in passing these increased costs of operation through to our customers.
A failure in our operational information systems or cyber security attacks on any of our facilities, or those of third parties, may adversely affect our financial results.
Our business is heavily supported by operational systems to process large amounts of data and support complex transactions. If significant financial, operational, or other data processing systems fail, are attacked by intruders or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our financial or operational systems. Due to increased technology advances, we are more reliant on technologies to support our operations. We use computer software and programs to run our financial and operational information, and this may subject our business to increased risks. Cyber-attacks are an ever increasing risk to companies. Any significant cyber security attacks that affect our facilities, our customers, or our key suppliers, or material financial data could have a material adverse effect on our business. In addition, cyber-attacks on our customers, suppliers and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer operational system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.
If we are unable to adequately protect our intellectual property, we may lose some of our competitive advantage.

We possess intellectual property, which is instrumental in our ability to compete and grow our business. If our intellectual property rights are not adequately protected, we could lose our competitive advantage. There can be no assurance that our patent applications will result in patents being issued or that current or additional patents will afford protection against competitors. We rely on a combination of patents, copyrights, trademarks and trade secret protection and contractual rights to establish and protect our intellectual property. Failure of our patents, copyrights, trademarks and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and our intellectual property rights could enable our competitors to more effectively compete with us and could result in an adverse effect on our business, financial condition and results of operations. In addition, our trade secrets and proprietary know-how may otherwise become known or be independently discovered by others. No guarantee can be given that others will not independently develop substantially equivalent proprietary information or manufacturing and service know-how and techniques, or otherwise gain access to our proprietary technology.
Product defects could increase our warranty costs, and could result in product liability claims.
Our business exposes us to potential product liability risks that are inherent in the design, manufacture and sale of our products and the products of third-party vendors which we use or resell. Many of our products and solutions can be complex and include sophisticated and potentially sensitive electronic components. We have increasingly manufactured certain of those components and products in our own facilities. Widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, penalties, and lost sales due to the unavailability of a product for a period of time. We may also be liable if the use of any of our products causes harm and could suffer losses from a significant product liability judgment against us in excess of its insurance limits. We may not be able to obtain indemnity or reimbursement from our suppliers or other third parties for the warranty costs or liabilities associated with our supplier products. A significant product recall, warranty claim, or product liability case could also result in adverse publicity, damage to our business reputation, and a loss of consumer confidence in our products.
Risks Related to Strategy
Our acquisition strategy involves a number of risks.
We intend to pursue continued growth through acquiring the assets of target companies that will enable us to (i) expand our product and service offerings and (ii) increase our geographic footprint. We routinely review potential acquisitions. However, we may be unable to implement this growth strategy if we are not able to reach agreement on mutually acceptable terms. Moreover, our acquisition strategy involves certain risks, including:
•risks and liabilities from our acquisitions that may not be discovered during the pre-acquisition due diligence process;
•difficulties in the post acquisition integration of operations and systems;
•the termination of relationships with key personnel and customers of the acquired company;
•the potential failure to add additional employees to manage the increased volume of business;
•additional post acquisition challenges and complexities in areas such as tax planning, treasury management, financial reporting and legal compliance;

•a disruption of our ongoing business or an inability of our ongoing business to receive sufficient management attention; and
•a failure to realize the cost savings or other financial benefits we anticipated prior to acquisition.
Future acquisitions may require us to obtain additional equity or debt financing, which may not be available to us.
We may be unsuccessful at implementing and generating internal growth from our Strategic Growth Initiatives.
Our ability to generate internal growth will be affected by, among other factors, our ability to:
•attract new customers, internationally and domestically;
•integrate regulatory changes;
•increase the number or size of projects performed for existing customers;
•hire and retain employees; and
•increase volume utilizing existing facilities.
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
Risks Related to Legal Liability and Regulations
Actual and potential claims, lawsuits, and proceedings could ultimately reduce our profitability and liquidity and negatively impact our financial condition.
The Company could be named as a defendant in legal proceedings claiming damages from us in connection with the operation of our business. Most actions filed against our Company typically arise out of the normal course of business related to commercial disputes regarding equipment we manufacture or services we provide. We could potentially be a plaintiff in legal proceedings against our customers, in which we seek to recover payments of contractual amounts we believe are due to us, and indemnity claims for increased costs or damages incurred by our Company. Under applicable accounting literature, and when appropriate, we establish financial provisions for certain legal exposures meeting the criteria of being both probable and reasonably estimable. Where material, we may adjust any such financial provisions from time to time depending on developments related to each case. If our assumptions and estimates related to such exposures prove to be inadequate or incorrect, or we have material adverse claims or lawsuits, they could harm our business reputation, divert management resources away from operating our business, and result in a material adverse effect on our business, results of operations, cash flow or financial condition.
Our operations could be adversely impacted by the effects of future changes to the law and government regulations regarding emissions, the global environment and other sustainability matters.
Various regulations have been implemented regarding emissions, the global environment and other sustainability matters. We cannot predict future changes in the law and government regulations regarding emissions, the global environment and other sustainability matters, or what actions may be taken by our customers or other industry participants in response to any future legislation. While the Company actively is engaged in building our environmental, social and governance programs, changes in laws or governmental regulations could negatively impact our business or the demand for our products and services by customers, other industry related participants, or our investors, and could result in a negative impact to our operations, profitability, or our ability to perform projects in the future.

Changes to U.S. trade policy, tariff and import/export regulations and foreign government regulations could adversely affect our business, operating results, foreign operations, sourcing and financial condition.
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently manufacture, distribute and/or sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. New tariffs, changes in existing tariffs and other changes in U.S. trade policy have the potential to adversely impact the economies in which we operate or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, operating results and financial condition. In addition, we cannot predict the full impact trade policy changes that have been asserted by the new U.S. presidential administration and Congress, including anticipated changes to current trade policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we accurately predict the effects that any changes will have on our future business.
Our business is also subject to risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import or export products at current or increased levels, and substantially all of our import operations are subject to customs duties on imported products imposed by the governments where our production facilities are located, including raw materials. With the recent change in administration, we cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, reporting obligations pertaining to “conflict minerals” mined from certain countries, additional workplace regulations, or other restrictions on our imports will be imposed upon the importation or exportation of our products in the future or adversely modified, or what effect such actions would have on our costs of operations. Future quotas, duties, or tariffs may have a material adverse effect on our business, financial condition, and results of operations. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could potentially have a material adverse effect on our business, financial condition, and results of operations.
Regulations related to conflict minerals could adversely impact our business.
Pursuant to the Dodd-Frank Act, which established annual disclosure and reporting requirements for publicly-traded companies that use tin, tantalum, tungsten or gold (collectively, “conflict minerals”) mined from the Democratic Republic of Congo and adjoining countries in their products, we are subject to certain annual disclosures and audit requirements. There are costs associated with complying with these disclosure requirements, including costs for due diligence to determine the source of any conflict minerals used in our products and other potential changes to products, processes, or sources of supply. Despite our continued due diligence efforts, in the future we may be unable to verify the origin of all conflict minerals used in our component products. As a result, we could potentially face reputational and other challenges with our customers that require that all of the components incorporated in our products be certified as conflict-free.
Adoption of new or revised employment and labor laws and regulations could make it easier for our employees to obtain union representation and our business could be adversely impacted.
As of February 28, 2021, approximately 868 of our variable workforce employees were represented by unions. Our U.S. based employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If a large portion of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our operating costs and adversely impact our profitability. Any changes in regulations, the imposition of new regulations, or the enactment of new legislation could have an adverse impact on our business to the extent it becomes easier for workers to obtain union representation.
Changes in labor or employment laws, including minimum wage rules or COVID-19 benefits, could increase our costs and may adversely affect our business.
Various federal, state and international labor and employment laws govern our relationship with employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates, leaves of absence, mandated health and other benefits, and citizenship requirements. Significant additional government-imposed increases or new requirements in these areas could materially affect our business, financial condition, operating results or cash flows.
Risks Related to Environmental Conditions
Climate change could impact our business.
Climate changes could result in an adverse impact on our operations, particularly in hurricane prone or low lying areas near the ocean or heavy snowfall and ice regions. We cannot predict the potential timing or impact from potential global warming, winter storms and other natural disasters. We carry certain limits of insurance to mitigate the potential effects of events that could impact our businesses, as well as disaster recovery plans related to any potential natural disasters that might occur within regions in which we have operations, or at any of the Company locations.

Changes in environmental laws and regulations and heightened focus on corporate sustainability initiatives and practices are under increased scrutiny by both governmental and non-governmental bodies, which could cause a change in our business practices by increasing capital, compliance, operating and maintenance costs, which could impact our future operating results.
Over the past year there has been a heightened focus by both governmental and non-governmental bodies requesting disclosure of information relating to our corporate sustainable practices as well as customers are increasingly preferring to source from suppliers who have implemented effective sustainability initiatives. International agreements and national or regional legislation and regulatory measures to further reduce greenhouse gas emissions and require companies to more efficiently use energy, water and reduce waste, are in various stages of discussion and/or implementation across the globe. These laws, regulations and policies, as well other sustainability demands made by governmental and non-governmental bodies may result in the need for future capital, compliance, operating and maintenance costs. We cannot predict the level of expenditures or potential impact to the Company that may be required to comply with these evolving environmental and sustainability laws and regulations due to the uncertainties on the laws enacted in each jurisdiction in which we operate, and our activities in each one of these jurisdictions.
The financial impact of the heightened focus on sustainability practices for all companies to increase efficiencies in consumption of resources and future regulations regarding greenhouse gas emissions will depend on a number of factors including, but not limited to:
•the sectors covered;
•future permitted levels for greenhouse gas emissions;
•the extent to which we would be entitled to receive emission allowance allocations or would need to invest in additional compliance equipment or compliance instruments, either on the open market or through auctions;
•the price and availability of emission allowances and credits; and
•the impact of legislation or other regulation on our ability to recover the costs incurred through the pricing of our products and services.
Risks Related to Financial Matters
Our use of over time revenue accounting in the Infrastructure Solutions segment could result in a reduction or elimination of previously reported profits.
As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” in our Critical Audit Matters in our financial statements, and in the notes to our consolidated financial statements, portions of our sales are recognized over time. Over time revenue recognition causes us to recognize contract sales and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract sales, costs and profitability. Contract losses are recognized in full at the time a recognized project loss is expected, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Actual collection of contract amounts, including the impacts of change orders, could differ from originally estimated amounts and could result in adjustments to sales, earnings, or both. In certain circumstances, it is possible that such adjustments could be significant.
Our volume of fixed-price contracts for our Infrastructure Solutions segment could adversely affect our business.
We currently generate, and expect to continue to generate, a significant portion of our sales under fixed price contracts. In these types of contractual arrangements, we estimate the costs of completing a particular project in order to make our fixed-price proposal under these type of contracts. The actual cost of labor and materials, however, are likely to vary from originally estimated project expenditures. Based upon the size of a particular project, variations from estimated cost to actually incurred costs could have a significant impact on our operating results in a given quarter or year.
We may not be able to fully realize the sales value reported in our backlog for our Infrastructure Solutions segment.
Due to the lead time required to design, procure and manufacture products or provide forward-looking services, primarily in our Infrastructure Solutions segment, we receive orders and maintain a backlog of future work. Orders included in our backlog are supported by customer purchase orders or contracts, often supported under Master Service Agreements, which we believe to be firm orders. Backlog develops as a result of new business secured, which represents the contractual value of new project commitments received by us during a given period. Backlog consists of orders which have either (1) not been started or (2) are in progress and are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed, which can vary depending on whether the contract is over-time, or at a point in time. Orders recorded as new business or new backlog can sometimes be cancelled. In the event of cancellation, we are often reimbursed for incurred costs plus a margin on those costs, but typically have no contractual right to the total sales reflected in our backlog. In addition to being unable to recover certain direct costs, we could also incur additional costs resulting from underutilized facilities if orders are cancelled.
The Company’s flexibility to operate its business could be impacted by provisions in its debt obligations.
The Company’s debt instruments, consisting of senior notes and a revolving credit facility, contain covenants which restrict or prohibit certain actions (“negative covenants”), including, but not limited to, the Company's ability to incur debt, restrict or limit certain liens, capital spending limits, engage in certain merger, acquisition, or divestiture actions, or increase dividends beyond a specific level. The Company’s debt instruments also contain covenants requiring the Company to, among other things, maintain specified financial ratios (“affirmative covenants”). Failure to comply with these negative covenants and affirmative covenants could result in an event of default that, if not cured or waived, could restrict the Company’s access to liquidity and have a material adverse effect on the Company’s business or prospects. If the Company does not have enough cash to service its debt or fund other liquidity needs, the Company may be required to take actions such as requesting a waiver from lenders, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. The Company cannot assure that any of these remedies can be effected on commercially reasonable terms or at all.

We could face significant liabilities for withdrawal from Multiemployer Pension Plans.
The Company is a participating employer in a number of trustee-managed multiemployer defined benefit pension plans for employees who are covered by collective bargaining agreements. In the event of our withdrawal from a multiemployer pension plan, we may incur costs associated with our obligations for unfunded vested benefits at the time of the withdrawal. Depending on various factors, a future withdrawal could have a material adverse effect on results of operations or cash flows for a particular reporting period.
A change in a customer’s creditworthiness could result in significant accounts receivable write-offs.
As a normal course of business, we extend credit to certain of our customers. The amount of credit extended to customers is based upon the due diligence performed, including, but not limited to, the review of the potential customer’s financial statements and banking information. The Company may perform various credit checks, and evaluate previous payment history. While we do not believe we have significant concentration of sales with any one customer, we have certain larger customers, which could result in a significant amount of credit exposure if there is a sudden or severe change in the customer’s creditworthiness. We monitor our outstanding receivables on a regular basis; however, if a customer with large credit exposure is unable to make payment on its outstanding receivables, we could experience a significant write-off of accounts receivable.

If our goodwill or other indefinite-lived intangible assets were to become impaired, our net income and results of operations could be negatively affected.
Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain tradenames, customer relationships, and other intangible assets. We test goodwill and intangible assets with an indefinite life for potential impairment annually, in the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. Factors that could indicate that our goodwill or indefinite-lived intangible assets are impaired include a decline in our stock price and market capitalization, lower than projected operating results and cash flows and economic downturns or slower growth rates in our industry, market downturns or major events like a global pandemic. Our stock price historically has shown volatility and often fluctuates significantly in response to market and other factors. Declines in our stock price, lower operating results and any decline in industry conditions in the future could increase the risk of impairment. The evaluation for impairment includes our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting segments, estimates of future growth rates, and our judgment regarding the applicable discount rates used on estimated operating results and cash flows.
Should a review indicate impairment, a write-down of the carrying value of the goodwill or intangible asset would occur, resulting in a non-cash charge, which could have a material adverse effect on our financial statements, impact our creditability with our shareholders, or impact our relationships with our customers, suppliers or supporting banks.
We are exposed to exchange rate fluctuations in the international markets in which we operate.
We operate in international countries and anticipate that there will be instances in which sales and costs will not be exactly matched with respect to foreign currency denomination. Gains and losses from the remeasurement of assets and liabilities that are receivable or payable in currencies other than our subsidiaries’ functional currency are included in our consolidated statements of income. In addition, currency fluctuations cause the U.S. dollar value of our international results of operations and net assets to vary with exchange rate fluctuations. A decrease in the value of any of these currencies relative to the U.S. dollar could have a negative impact on our business, financial condition, results of operations or cash flows. As we continue to expand geographically, we could experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency exchange rates that could potentially impact our future earnings and forecasted cash flows. However, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against some or all of these risks or increase our cost of conversion of local currency to U.S. dollar.
Our operations entail inherent risks that may result in substantial liability. We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.
Our manufacturing processes and services provided to our customers entail inherent risks, including equipment defects, malfunctions and failures. The insurance we carry to mitigate many of these risks may not be adequate to cover future claims or losses. In addition, we are substantially self-insured for workers’ compensation, employer’s liability, property, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, our business, financial condition and results of operations could be negatively impacted.
Tax legislation and administrative initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.
We operate in locations throughout the U.S. and internationally and, as a result, we are subject to the tax laws and regulations of U.S. federal, state, local and foreign governments. From time to time, various legislative or administrative initiatives may be proposed that could adversely affect our tax positions. In addition, U.S. federal, state, local and foreign tax laws and regulations are extremely complex and subject to varying interpretations. Moreover, economic and political pressures to increase tax revenue in various jurisdictions may make resolving any future tax disputes favorably more difficult. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Changes to our tax positions resulting from future tax legislation and administrative initiatives or challenges from taxing authorities could adversely affect our results of operations and financial condition.
Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may adversely affect our results of operations.
LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index supported by short-term Treasury repurchase agreements. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of USD LIBOR announced that it does not intend to cease publication of the remaining USD LIBOR tenors until June 30, 2023, providing additional time for existing contracts that are dependent on LIBOR to mature. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. As of February 28, 2021, $29.0 million of the borrowings under our revolving credit facility had interest rate payments determined directly or indirectly based on LIBOR. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values. If the methods of calculating LIBOR change from current methods for any reason, or if LIBOR ceases to perform as it has historically, our interest expense associated with our outstanding indebtedness or any future indebtedness we incur may increase. Further, when LIBOR ceases to exist, we may be forced to substitute an alternative reference rate under our revolving credit facility or rely on base rate borrowings in lieu of LIBOR-based borrowings. Although SOFR appears to be the preferred replacement rate for USD LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the U.S. Any such alternative reference rate may increase the interest expense associated with our existing or future indebtedness. Any of these occurrences could materially and adversely affect our borrowing costs, business and results of operations.

We may increase our debt or raise additional capital in the future, which could affect our financial condition, may decrease our profitability or could dilute our shareholders.
We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of preferred stock, the terms of the debt or preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, our shareholders’ ownership in us would be diluted. If we are unable to raise additional capital when needed, it could affect our financial health, which could negatively affect our shareholders.

General Risks Factors

The market price and trading volume of our common stock may be volatile.
The market price of our stock may be influenced by many factors, some of which are beyond our control, including the following:
•the inability to meet the financial estimates of analysts who follow our common stock;
•strategic actions by us or our competitors;
•announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;
•variations in our quarterly operating results and those of our competitors;
•general economic and stock market conditions;
•risks relating to our business and our industry, including those discussed above;
•changes in conditions or trends in our industry, markets or customers;
•cyber-attacks, terrorist acts or armed hostilities;
•future sales of our common stock or other securities;
•repurchases of our outstanding shares;
•material weaknesses in our internal control over financial reporting; and
•investor perceptions of the investment opportunity associated with our Company relative to other investment alternatives.
These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company's global headquarters and executive offices are located in leased office space in Fort Worth, Texas. Our manufacturing facilities were as follows as of February 28, 2021:

			Square Footage
Segment	Location	Facilities	Total	Owned	Leased
Metal Coatings	United States	42	2,503,875	2,126,010	377,865
	Canada	3	175,102	175,102	—
Infrastructure Solutions	United States	10	1,199,460	260,381	939,079
	Canada	1	22,057	—	22,057
	Europe	2	84,674	—	84,674
	Brazil	1	18,478	—	18,478
	China	1	13,388	—	13,388
Total		60	4,017,034	2,561,493	1,455,541
The Company believes that its current facilities are adequate to meet the requirements of its present and foreseeable future operations. See Note 5 to the consolidated financial statements included in Item 8 of this Form 10-K for additional information regarding the Company's lease obligations.
Item 3. Legal Proceedings
The Company and its subsidiaries are named defendants and plaintiffs in various routine lawsuits incidental to our business. These proceedings include labor and employment claims, use of the Company’s intellectual property, worker’s compensation, environmental matters, and various commercial disputes, all arising in the normal course of business. The outcome of these lawsuits or other proceedings cannot be predicted with certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other matters cannot be predicted at this time. However, management, after consultation with legal counsel, believes it has strong defenses to all of these matters and does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General
Our common stock, $1.00 par value, is traded on the New York Stock Exchange under the symbol “AZZ”. As of April 19, 2021, we had approximately 362 holders of record of our common stock, not including those shares held in street or nominee name. Item 12 of this Annual Report on Form 10-K contains certain information related to our equity compensation plans.

Dividend Policy
The payment of dividends is within the discretion of our Board and is dependent on our earnings, capital requirements, operating and financial condition and other factors. AZZ has paid dividends quarterly over the last three fiscal years. Dividends paid totaled $17.6 million, $17.8 million, and $17.7 million during fiscal 2021, 2020, and 2019, respectively. Dividend payments may be restricted to total payments of $20.0 million per fiscal year based on covenants with the Company's lenders in the event that the Company's leverage ratio (defined as net debt to earnings before interest, taxes, depreciation and amortization, or "EBITDA") exceeds 3.0 to 1.0. Currently, there are no restrictions on dividend payments. Any future dividends payments will be reviewed each quarter and declared by the Board of Directors at its discretion.

Purchases of Equity Securities
In January 2012, our Board authorized the repurchase of up to ten percent of the then outstanding shares of our common stock (the "2012 Authorization"). The 2012 Authorization did not have an expiration date, and the amount and prices paid for any share purchases under the authorization were based on market conditions and other factors at the time of the purchase.
On November 10, 2020, our Board of Directors authorized a $100 million share repurchase program pursuant to which the Company may repurchase our common stock (the “2020 Authorization”). Repurchases under the 2020 Authorization will be made through open market or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when the Company might otherwise be precluded from doing so. Share repurchases may be restricted to total repurchases of $50.0 million per fiscal year based on covenants with the Company's lenders in the event that the Company's leverage ratio exceeds 3.0 to 1.0. Currently, there are no restrictions on share repurchases.

The following table provides information with respect to purchases of common stock of the Company made under the 2012 Authorization during the fiscal year ended February 28, 2021, by the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange act:

Period	Total Number of Share Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance, February 29, 2020	—	$—	—	882,916
March 1 through June 30	—	—	—	882,916
April 1 through April 30	—	—	—	882,916
May 1 through May 31	—	—	—	882,916
June 1 through June 30	—	—	—	882,916
July 1 through July 30	117,000	31.81	117,000	765,916
August 1 through August 31	83,000	32.01	83,000	682,916
September 1 through September 31	—	—	—	682,916
October 1 through October 31	181,700	34.69	181,700	501,216
November 1 through November 30	470,752	38.81	470,752	30,464
December 1 through December 31	30,464	44.62	30,464	—
January 1 through February 28	—	—	—	—
February 1 through February 28	—	—	—	—
Total	882,916	$36.60	882,916	—
The following table provides information with respect to purchases of common stock of the Company made under the 2020 Authorization during the fiscal year ended February 28, 2021, by the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange act:

Period	Total Number of Share Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value that May Yet Be Used Under the Plans or Programs
Beginning balance, November 30, 2020	—	$—	—	$100,000,000
December 1 through December 31	35,919	44.62	35,919	98,397,609
January 1 through January 31, 2021	113,170	48.31	113,170	92,930,291
February 1 through February 28	181,740	49.12	181,740	84,002,349
Total	330,829	$48.36	330,829	$84,002,349
We also withhold common stock shares associated with net share settlements to cover employee tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. See Note 11 to the consolidated financial statements included in Item 8 of this Form 10-K for additional information regarding our equity incentive plans.

 Item 6. Selected Financial Data

	Fiscal Year
	2021 (a)	2020 (b)	2019 (c)	2018 (d)	2017 (e)
	(In thousands, except per share amounts)
Summary of operations:
Net sales	$838,917	$1,061,817	$927,087	$810,430	$863,538
Net income	39,614	48,234	51,208	45,169	61,264
Earnings per share:
Basic earnings per common share	1.53	1.84	1.97	1.74	2.36
Diluted earnings per common share	1.52	1.84	1.96	1.73	2.35
Total assets	996,442	1,073,831	1,088,570	1,028,209	978,354
Total debt	179,000	203,000	241,000	301,286	272,290
Total liabilities	373,150	439,465	484,842	463,006	445,218
Shareholders’ equity	623,292	634,366	603,728	565,203	533,136
Working capital	189,642	73,949	213,774	197,475	160,282
Cash provided by operating activities	92,035	142,310	111,476	76,810	111,176
Capital expenditures	37,079	32,595	24,615	29,612	41,434
Depreciation & amortization	44,603	50,194	50,245	50,526	50,357
Cash dividend per common share	0.68	0.68	0.68	0.68	0.64
Weighted average shares outstanding - basic	25,897	26,191	26,038	25,970	25,965
Weighted average shares outstanding - diluted	26,045	26,281	26,107	26,036	26,097
_______________________________________________
(a)Includes $20.0 million of restructuring and impairment charges and the acquisition of ACME Galvanizing in January 2021.
(b)Includes the acquisitions of K2 Partners, Inc. and Tennessee Galvanizing, Inc. in April 2019, NuZinc, LLC in August 2019, and Preferred Industries, Ltd. in September 2019. In addition, fiscal year 2020 includes a loss on disposal of business of $18.6 million and impairment charges of $9.2 million.
(c)Includes the acquisition of Lectrus Corporation in March 2018. Also includes the adoption of ASU 2016-02, Leases (Topic 842) and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) on March 1, 2018.
(d)Includes the acquisitions of Enhanced Powder Coating, Ltd. in June 2017, Powergrid Solutions, Inc. in September 2017, and Rogers Brothers Company in February 2018. In addition, fiscal year 2018 includes impairment charges of $10.8 million.
(e)Includes the acquisition of Power Electronics, Inc. in March 2016.

Stock Performance Graph
The following graph illustrates the five-year cumulative total return on investments in our common stock, the Index for NYSE Stock Market (U.S. Companies) and the Index for NYSE Stocks (SIC 5000-5099 US Companies). These indices are prepared by Proxy Advisory Group, LLC. The Company's common stock is listed on the New York Stock Exchange and AZZ operates in two industry segments. The shareholder return shown below is not necessarily indicative of future performance. Total return, as shown, assumes $100 invested on February 29, 2016, in shares of AZZ common stock and each index, all with cash dividends reinvested. The calculations exclude trading commissions and taxes.
Comparison of Five Year-Cumulative Total Returns
Value of $100 Invested on February 29, 2016
For Fiscal Year Ended on the Last Day of February

	February 28/29,
	2016	2017	2018	2019	2020	2021
AZZ Inc.	100.00	139.60	76.28	87.35	66.64	110.70
NYSE Composite Index	100.00	123.72	139.52	143.33	144.18	179.16
Russell 2000 Index	100.00	136.08	150.38	158.72	150.86	227.76
Notes:
A.The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.The indexes are reweighted daily, using the market capitalization on the previous trading day.
C.If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.The index level for all series was set to $100 on February 29, 2016.

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
A discussion regarding our financial condition and results of operations as well as our liquidity and capital resources for fiscal year 2020 compared to fiscal year 2019 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.azz.com/investor-relations.
Overview
We are a global provider of galvanizing and a variety of metal coating solutions, welding solutions, specialty electrical equipment and highly engineered services to the power generation, transmission, distribution, refining and industrial markets. We operate two distinct business segments, the Metal Coatings segment and the Infrastructure Solutions segment. Our discussion and analysis of financial condition and results of operations is divided by each of our segments, along with corporate costs and other costs not specifically identifiable to a segment. For a reconciliation of segment operating income to consolidated operating income, see Note 12 to the consolidated financial statements. References herein to fiscal years are to the twelve-month periods that end in February of the relevant calendar year. For example, the twelve-month period ended February 28, 2021 is referred to as “fiscal 2021” or “fiscal year 2021.”
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
While we continue to support our customers, there remains uncertainties regarding the duration and, to what extent, if any, that the COVID-19 pandemic, or newly identified variants, will ultimately have on the demand for our products and services or with our supply chain. We continue to closely monitor the situation as information becomes readily available and continue to take actions to provide for the safety of our personnel, and to support the requirements under CISA.

Our operations remain open globally and the impact to our personnel and operations has been limited by the effects of COVID-19. The most significant impact to us has been our ability to serve customers at their business locations. We have experienced limited customer order deferrals, but there have been few outright customer order cancellations. While governments have taken actions, including the approval of vaccines to limit the impacts of COVID-19, we cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact our consolidated balance sheet, statements of income or statements of cash flows for fiscal year 2022.
In addition, in March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on an evaluation of the CARES Act, we qualified for the deferral of payroll and other tax payments and we continue to evaluate certain employer payroll tax credits.

Results of Operations
For the fiscal year ended February 28, 2021, we recorded sales of $838.9 million compared to prior year’s sales of $1.062 billion. Of total sales for fiscal 2021, approximately 54.6% were generated from the Metal Coatings segment and approximately 45.4% of our sales were generated from the Infrastructure Solutions segment. Net income for fiscal 2021 was $39.6 million compared to $48.2 million for fiscal 2020. Net income as a percentage of sales was 4.7% for fiscal 2021 as compared to 4.5% for fiscal 2020. Diluted earnings per share decreased by 17.4%, to $1.52 per share for fiscal 2021, compared to $1.84 per share for fiscal 2020.
During fiscal 2021, we divested two businesses and closed a small number of under-performing operations. See "Restructuring and Impairment charges" below.
Backlog
Our backlog relates entirely to our Infrastructure Solutions segment and is inclusive of transaction taxes for certain foreign subsidiaries. As of February 28, 2021, our backlog was $186.1 million, a decrease of $57.7 million, or 23.7%, compared to fiscal 2020. The book to sales ratio increased in fiscal 2021 as compared to fiscal 2020. The book to sales ratio was 0.94 to 1 for fiscal 2021 and 0.92 to 1 for fiscal 2020. The increase in book to sales ratio in fiscal 2021 resulted from certain multi-year international electrical projects booked in the prior year for which sales were recognized in fiscal 2021.
The following table reflects bookings and sales for fiscal 2021 and 2020 (in thousands, except ratios).

	Period Ended	Amount	Period Ended	Amount
Backlog	2/29/2020	$243,799	2/28/2019	$332,894
Net bookings		785,263		972,722
Disposed backlog		(4,026)		—
Sales recognized		(838,917)		(1,061,817)
Backlog	2/28/2021	$186,119	2/29/2020	$243,799
Book to sales ratio		0.94		0.92

Sales
Our total sales for fiscal 2021 decreased by $222.9 million, or 21.0%, as compared to fiscal 2020.
The following table reflects the breakdown of revenue by segment (in thousands):

	Year Ended
	February 28, 2021	February 29, 2020
Sales:
Metal Coatings	$457,791	$498,989
Infrastructure Solutions	381,126	562,828
Total sales	$838,917	$1,061,817
Sales for the Metal Coatings segment decreased $41.2 million, or 8.3%, to $457.8 million, from the prior year’s sales of $499.0 million. The decrease in sales was due to lower volumes of steel processed, partially offset by an increase in the selling price of galvanized steel. We believe the lower volumes of steel processed was due to the slowdown of the economy as a result of COVID-19.
Sales for the Infrastructure Solutions segment decreased $181.7 million, or 32.3%, to $381.1 million for fiscal 2021, compared to $562.8 million for fiscal 2020. The decrease in sales for fiscal 2021 was attributable to lower sales volume resulting from certain large international electrical projects recognized in the prior year with no corresponding projects in the current year. In addition, lower sales were due to a significant downturn in the oil and gas markets resulting from the slowdown in the economy driven by COVID-19, and the divestitures in fiscal 2020 and 2021, which accounted for approximately 30% of the decrease.

Operating Income
The following table reflects the breakdown of operating income (loss) by segment (in thousands):

	Year Ended February 28, 2021				Year Ended February 29, 2020
	Metal Coatings	Infrastructure Solutions	Corporate	Total	Metal Coatings	Infrastructure Solutions	Corporate	Total
Operating income (loss):
Sales	$457,791	$381,126	$—	$838,917	$498,989	$562,828	$—	$1,061,817
Cost of sales	334,894	315,276	—	650,170	373,937	450,652	—	824,589
Gross margin	122,897	65,850	—	188,747	125,052	112,176	—	237,228
Selling, general and administrative	16,155	50,160	40,819	107,134	17,126	79,331	42,796	139,253
Restructuring and impairment charges	10,796	9,203	—	19,999	—	—	18,632	18,632
Total operating income	$95,946	$6,487	$(40,819)	$61,614	$107,926	$32,845	$(61,428)	$79,343
(1) Operating income for the Infrastructure Solutions segment for fiscal 2020 includes impairment charges of $9.2 million, of which $7.2 million are included in Selling, general and administrative expense, and $2.0 million are included in Cost of sales.
Operating income for the Metal Coatings segment decreased $12.0 million, or 11.1%, for fiscal 2021, to $95.9 million, as compared to $107.9 million for the prior year. Operating margins decreased slightly to 21.0% for fiscal 2021, as compared to 21.6% for fiscal 2020. These decreases were primarily attributable to the decrease in volume of steel processed, partially offset by a decline in zinc costs and impairment charges, which are described below. The decrease in operating margins was partially offset by cost containment measures that were implemented due to COVID-19.

Operating income for the Infrastructure Solutions segment decreased $26.4 million for fiscal 2021, to $6.5 million, as compared to $32.8 million for the prior year. Operating margins for this segment were 1.7% for fiscal 2021, as compared to 5.8% for fiscal 2020. The decrease in operating income was primarily attributable to decreased sales as noted above and the divestitures in fiscal 2020 and fiscal 2021. Selling, general and administrative costs decreased due to cost containment measures that were implemented due to COVID-19. In addition, we recognized impairment charges and the loss on the sale of a subsidiary of $9.2 million for fiscal 2021. See "Restructuring and Impairment charges" below.
Corporate expenses decreased $2.0 million, to $40.8 million for fiscal 2021, compared to $42.8 million for fiscal 2020. The decrease is primarily due to lower payroll, travel and administrative costs.
Restructuring and Impairment Charges
During fiscal 2021, the board of directors approved a plan to divest certain non-core businesses within the Company. We closed on the sale of two businesses, one in each of our Metal Coatings and Infrastructure Solutions segments. We also sold one non-operating location in our Metal Coatings segment, and have one operating and one non-operating location classified as held for sale. The assets and liabilities of the businesses expected to be disposed of within the next twelve months are included in "Assets held for sale" in the accompanying consolidated balance sheet. In addition, we closed a small number of Metal Coatings locations that were in underperforming and lower growth geographies.

During fiscal 2021, we recorded certain charges related to these restructuring activities, which are summarized in the table below:

	Year Ended February 28, 2021
	Metal Coatings	Infrastructure Solutions	Total
Write down of assets held for sale to estimated sales price	$2,652	$4,100	$6,752
Write down of assets expected to be abandoned	6,923	—	6,923
Loss on sale of subsidiaries	1,221	1,859	3,080
Write down of excess inventory	—	2,511	2,511
Costs associated with assets held for sale	—	733	733
Total charges	$10,796	$9,203	$19,999
In February 2020, we completed the sale of our nuclear logistics business in our Infrastructure Solutions segment, and recognized a loss on disposal of $18.6 million. The strategic decision to divest of the business reflects our long-term strategy to focus on core businesses and markets.
Interest Expense
Interest expense for fiscal 2021 decreased $3.8 million, or 28.3%, to $9.6 million, as compared to $13.5 million in fiscal 2020. This decrease is primarily attributable to lower average outstanding debt balances and favorable interest rates on our variable-rate revolving credit facility. As of February 28, 2021, we had gross outstanding debt of $179.0 million compared to $203.0 million at the end of fiscal 2020. AZZ's debt to equity ratio was 0.29 to 1 at the end of fiscal 2021, compared to 0.32 to 1 at the end of fiscal 2020, as we reduced debt during the year and refinanced our existing senior notes. For additional information on outstanding debt, see Note 6 to the consolidated financial statements.
Other (Income) Expense, Net
For fiscal 2021, other expense, net remained flat, at $1.0 million. The activity for both years consisted primarily of foreign currency losses resulting from unfavorable movements in exchange rates.
Provision for Income Taxes

The provision for income taxes reflected an effective tax rate of 22.3% for fiscal 2021 and 25.7% for fiscal 2020. The decrease is due primarily to unfavorable return to provision adjustments related to tax credits in the prior year and statute lapses of uncertain tax positions in the current year.
In March 2020, subsequent to the end of our fiscal year 2020, the CARES Act was enacted into law to provide emergency assistance and health care response for businesses and others affected by the 2020 coronavirus pandemic. Significant changes impacting businesses include, but are not limited to (i) the businesses' ability to temporarily increase the allowable interest deduction by raising the interest expense limitation from 30% of adjusted taxable income ("ATI") to 50% of ATI for tax years beginning in 2019 and 2020, (ii) temporary suspension of the 80% taxable income limitation to allow net operating losses to fully offset taxable income for taxable years before 2021, (iii) a technical correction to the applicability of 100% bonus depreciation for qualified improvement property, and (iv) a provision for a retention credit for certain qualified wages paid by a qualified employer to an employee. We will continue to evaluate the CARES Act for the fiscal year 2021 tax return.

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
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Year Ended
	February 28, 2021	February 29, 2020
Net cash provided by operating activities	$92,035	$142,310
Net cash used in investing activities	(28,593)	(69,299)
Net cash used in financing activities	(88,425)	(59,739)
Net cash provided by operating activities for fiscal 2021 was $92.0 million, compared to $142.3 million for fiscal 2020. The decrease in cash provided by operating activities for fiscal 2021 is primarily attributable to a decrease in non-cash charges, related primarily to the loss on disposal of businesses and other impairment charges, and the impact of decreases in working capital, primarily due to changes in inventories, accounts payable and accrued expenses, partially offset by changes in contract assets and liabilities.
Net cash used in investing activities for fiscal 2021 was $28.6 million, compared to $69.3 million for fiscal 2020. The decrease in cash used during fiscal 2021 was primarily attributable to decreased acquisition activity, partially offset by higher capital expenditures and a decrease in net proceeds received from divestitures. The breakdown of capital spending by segment for fiscal 2021, 2020 and 2019 can be found in Note 12 to the consolidated financial statements.
Net cash used in financing activities for fiscal 2021 was $88.4 million, compared to $59.7 million for fiscal 2020. The decrease in cash used for financing activities during fiscal 2021 was primarily attributable to an increase in net payments on the revolver, and repurchases of shares of Company common stock, partially offset by an increase of $25.0 million in debt, following the Company's repayment of its 2011 Senior Notes and the funding of the 2020 Senior Notes. See "Financing and Capital" and “Share Repurchases” sections below for additional information.
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
On March 21, 2017, the Company executed the Amended and Restated Credit Agreement (the “2017 Credit Agreement”) with Bank of America and other lenders. The 2017 Credit Agreement amended the following provisions of the Credit Agreement: (i) extending the maturity date until March 21, 2022, (ii) providing for a senior revolving credit facility in a principal amount of up to $450 million, with an additional $150 million accordion, (iii) including a $75 million sublimit for the issuance of standby and commercial letters of credit, (iv) including a $30 million sublimit for swing line loans, (v) restricting indebtedness incurred in respect of capital leases, synthetic lease obligations and purchase money obligations not to exceed $20 million, (vi) restricting investments in any foreign subsidiaries not to exceed $50 million in the aggregate, and (vii) including various financial covenants and certain restricted payments relating to dividends and share repurchases as specifically set forth in the 2017 Credit Agreement. The balance due on the $75.0 million term facility under the previous Credit Agreement was paid in full as a result of the execution of the 2017 Credit Agreement.
The financial covenants, as defined in the 2017 Credit Agreement, require the Company to maintain on a consolidated basis a Leverage Ratio not to exceed 3.25:1.0 and an Interest Coverage Ratio of at least 3.00:1.0. The Line of Credit will be used to finance working capital needs, capital improvements, dividends, future acquisitions, letter of credit needs and share repurchases.

Interest rates for borrowings under the 2017 Credit Agreement are based on either a Eurodollar Rate or a Base Rate plus a margin ranging from 0.875% to 1.875% depending on our Leverage Ratio (as defined in the 2017 Credit Agreement). The Eurodollar Rate is defined as LIBOR for a term equivalent to the borrowing term (or other similar interbank rates if LIBOR is unavailable). The Base Rate is defined as the highest of the applicable Fed Funds rate plus 0.50%, the Prime rate, or the Eurodollar Rate plus 1.0% at the time of borrowing. The 2017 Credit Agreement also carries a Commitment Fee for the unfunded portion ranging from 0.175% to 0.30% per annum, depending on our Leverage Ratio. The effective interest rate was 2.75% as of February 28, 2021.
As of February 28, 2021, we had $29.0 million of outstanding debt against the 2017 Credit Agreement and letters of credit outstanding under the 2017 Credit Agreement in the amount of $9.6 million, which left approximately $411.4 million of additional credit available.
2011 Senior Notes
On January 21, 2011, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued $125.0 million aggregate principal amount of its 5.42% unsecured Senior Notes (the “2011 Senior Notes”), through a private placement. Amounts under the agreement were due in a balloon payment on the January 2021 maturity date.
The Company repaid the 2011 Senior Notes upon maturity in January 2021 with the proceeds from the 2020 Senior Notes, which are described below.
2020 Senior Notes
On October 9, 2020, the Company completed a private placement transaction and entered into a Note Purchase Agreement, whereby the Company agreed to borrow $150.0 million of senior unsecured notes (the “2020 Senior Notes”), consisting of two separate tranches:

•7-year borrowing: $70.0 million priced at 2.77% coupon, and
•12-year borrowing: $80.0 million priced at 3.17% coupon.

The proceeds of the $80.0 million tranche was funded on December 17, 2020. The $70.0 million tranche was funded in January 2021. The Company used the proceeds to repay the existing $125.0 million 5.42% Senior Notes maturing on January 20, 2021, as well as for general corporate purposes. Interest on the 2020 Senior Notes will be paid semi-annually.

The Company's debt agreements require the Company to maintain certain financial ratios. As of February 28, 2021, the Company was in compliance with all covenants or other requirements set forth in the debt agreements.
Share Repurchases
On January 19, 2012, the Company's Board of Directors authorized the repurchase of up to ten percent of the then outstanding shares of the Company's common stock (the "2012 Authorization"). The 2012 Authorization did not have an expiration date, and the amount and prices paid for any future share purchases under the authorization were to be based on market conditions and other factors at the time of the purchase. Repurchases under the 2012 Authorization were made through open market purchases or private transactions.
On November 10, 2020, the Company's Board of Directors authorized a $100 million share repurchase program pursuant to which the Company may repurchase its common stock (the “2020 Authorization”). Repurchases under the 2020 Authorization will be made through open market and/or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when the Company might otherwise be precluded from doing so.
During fiscal 2021, the Company repurchased 882,916 of its common shares in the amount of $32.3 million at an average purchase price of $36.60 under the 2012 Authorization. The Company purchased 330,829 of its common shares in the amount of $16.0 million at an average purchase price of $48.36 under the 2020 Authorization during fiscal 2021.
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
Off Balance Sheet Arrangements and Contractual Commitments
As of February 28, 2021, the Company did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
The following summarizes our operating lease obligations, purchase commitments, debt principal payments and interest payments for the next five years and beyond (in thousands):

	Operating and Financing Leases(1)	Purchase Commitments (2)	Debt	Interest (3)	Total
Fiscal year:
2022	$8,284	$50,000	$—	$5,846	$64,130
2023	7,796	—	29,000	4,743	41,539
2024	6,913	—	—	4,475	11,388
2025	5,946	—	—	4,475	10,421
2026	4,441	—	—	4,475	8,916
Thereafter	12,973	—	150,000	18,852	181,825
Total	$46,353	$50,000	$179,000	$42,866	$318,219

_______________________
(1) The Company has entered into a new lease in Poland that commenced in March 2021, and will result in contractual obligations of approximately $3.3 million over the 15-year lease term, which is not included in the table above.
(2) Purchase commitments consist of non-cancelable forward contracts to purchase zinc at various volumes and prices. All such contracts expire in fiscal 2022.
(3) For variable-rate debt, interest payments are calculated using current interest rates.
In addition, as of February 28, 2021, we had total outstanding letters of credit in the amount of $24.7 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods.
Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, sales and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances and form the basis for our conclusions. We continually evaluate the information used to make these estimates. With the global economic contraction and uncertainty caused by the COVID-19 pandemic, certain of our accounting estimates, particularly estimates involving prospective financial information, may change as business and economic conditions change. Such changes, if they were to occur, could be material to the Company’s financial statements. Accounting policies and estimates considered most critical are allowances for doubtful accounts, accruals for contingent liabilities, revenue recognition, impairment of long-lived assets, identifiable intangible assets and goodwill, including purchase accounting and accounting for income taxes. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors. More information regarding significant accounting policies can be found in Note 1 to the consolidated financial statements.
Allowance for Credit Losses
The carrying value of our accounts receivable is periodically evaluated based on the likelihood of collection. An allowance is maintained for estimated credit losses resulting from our customers’ inability to make contracted payments. The allowance is determined by historical experience of uncollected accounts, the level of past due accounts, overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and future expectations of conditions that might impact the collectability of accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.
Accruals for Contingent Liabilities
Accruals for contingent liabilities, including estimated claims, such as self-insurance programs, warranty, environmental and other contingent liabilities, are estimated based on management's judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience and other specific circumstances surrounding these claims to evaluate the amount of liability that should be recorded. Actual results may be different than the amounts we estimate.
Revenue recognition
We recognize revenue when all five of the following criteria have been satisfied:
1)Identification of the contract with a customer;
2)Identification of the performance obligations in the contract;
3)Determination of the transaction price;
4)Allocation of the transaction price to performance obligations in the contract; and
5)Fulfillment of performance obligations.
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
We recognize sales over time as the metal coating is applied to customer provided material as our process enhances a customer controlled asset. Contract modifications are rare within the Metal Coatings segment and most contracts in this segment are on a fixed price basis with no variable consideration.
Infrastructure Solutions segment
Our Infrastructure Solutions segment is a provider of specialized products and services designed to support industrial, electrical and other industrial applications. Within this segment, the contract is governed by a customer purchase order and an executed product or services agreement. The contract generally specifies the delivery of what constitutes a single performance obligation consisting of either custom built products, custom services, or off-the-shelf products. For arrangements with multiple performance obligations, the transaction price is allocated to each performance obligation based on the relative standalone selling prices of the goods or services being provided and revenue is recognized upon the satisfaction of each performance obligation. We combine contracts for revenue recognition purposes that are executed with the same customer within a short timeframe from each other and that purport to be for a single commercial objective.
For custom built products, we recognize sales over time provided that the goods do not have an alternative use to the Company and we have an unconditional right to payment for work completed to date plus a reasonable margin. For custom services, which consist of specialized welding and other professional services, we recognize sales over time as the services are rendered due to the fact that the services enhance a customer owned asset. For off-the-shelf products, which consist of tubing and lighting products, we recognize sales upon the transfer of the goods to the customer.
For sales recognized over time, we generally use the cost-to-cost method of revenue recognition. Under this approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date compared with the total estimated costs upon completion of the project. This method requires the estimation of total contract sales, project costs and margin, which involves significant management judgment. As a significant change in one or more of these estimates could affect the profitability of our contracts, management reviews and updates its contract related estimates regularly. We recognize adjustments in estimated margin on contracts on a cumulative catch-up basis and subsequent sales are recognized using the adjusted estimate. If the estimate of contract margin indicates an anticipated loss on the contract, we recognize the total estimated loss in the period identified.

Due to the custom nature of the goods and services provided, contracts within the Infrastructure Solutions segment are often modified to account for changes in contract specifications and requirements. A contract modification exists when the modification either creates new, or changes the existing, enforceable rights and obligations in the contract. For us, most contract modifications are related to goods or services that are not distinct from those in the original contract due to the significant interrelationship or interdependencies between the deliverables. Such modifications are accounted for as if they were part of the original contract. As a result, the transaction price and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to sales on a cumulative catch-up basis.
In addition to fixed consideration, the contracts within our Infrastructure Solutions segment can include variable consideration, including claims, incentive fees, liquidated damages or other penalties. We recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We estimate the amount of revenue to be recognized on variable consideration using the expected value or the most likely amount method, whichever is expected to better predict the amount.
Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets (unbilled receivables), and contract liabilities (customer advances and deposits) on the consolidated balance sheets, primarily related to our Infrastructure Solutions segment. Amounts are billed as work progresses in accordance with agreed upon contractual terms, either at periodic intervals (e.g., weekly or monthly) or upon the achievement of contractual milestones. Billing can occur subsequent to revenue recognition, resulting in contract assets. In addition, we sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.
Other
No general rights of return exist for customers and, where necessary, we establish provisions for estimated warranties. We generally do not sell extended warranties. Revenue (sales) is recognized net of applicable sales and other taxes. We do not adjust the contract price for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a good or service to a customer and when the customer pays for that good or service will be one year or less, which is generally the case. Sales commissions are deferred and recognized over the same period as the related sales. Shipping and handling is treated as a fulfillment obligation instead of a separate performance obligation and such costs are expensed as incurred.
Impairment of Long-Lived Assets, Identifiable Intangible Assets and Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination and is not amortized. We test goodwill and intangible assets with an indefinite life for potential impairment annually during the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, which would result in impairment. For our goodwill assessment, we have three reporting units: i) Metal Coatings segment, ii) the electrical portion of the Infrastructure Solutions segment and iii) the industrial portion of our Infrastructure Solutions segment.
We use the income approach to complete our annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for our reporting units that are discounted using a market participant perspective to determine the fair value of the reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates, discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. A significant change in events, circumstances or any of these assumptions could result in an impairment of long-lived assets, including identifiable intangible assets. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market, changes in economic conditions of these various markets, changes in costs of raw material and natural gas, and the availability of experienced labor and management to implement our growth strategies. During fiscal 2021, 2020 and 2019, our testing concluded that none of our goodwill was impaired. See Note 3 to the consolidated financial statements for information about the goodwill write-off related to divestitures in fiscal 2021 and 2020, and Note 13 to the consolidated financial statements regarding our restructuring and impairment charges.

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
Non-GAAP Disclosure
In addition to reporting financial results in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”), the Company has provided adjusted operating income, adjusted earnings and adjusted earnings per share (collectively, the “Adjusted Earnings Measures”), which are non-GAAP measures. Management believes that the presentation of these measures provides investors with a greater transparency comparison of operating results across a broad spectrum of companies, which provides a more complete understanding of the Company’s financial performance, competitive position and prospects for the future. Management also believes that investors regularly rely on non-GAAP financial measures, such as adjusted operating income, adjusted earnings and adjusted earnings per share, to assess operating performance and that such measures may highlight trends in the Company’s business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP.

The following tables provides a reconciliation for the years ended February 28, 2021 and February 29, 2020 between the various measures calculated in accordance with GAAP to the Adjusted Earnings Measures (dollars in thousands, except per share data):

	Year ended
	February 28, 2021	February 29, 2020
Operating income	$61,614	$79,343
Restructuring, impairment charges and loss on disposal of business	19,999	18,632
Adjusted operating income	$81,613	$97,975
______________________________
(1) Operating income for fiscal 2020 includes impairment charges of $9.2 million, of which $7.2 million are included in Selling, general and administrative expense, and $2.0 million are included in Cost of sales.

	Year Ended
	February 28, 2021		February 29, 2020
	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)
Net income and diluted earnings per share	$39,614	$1.52	$48,234	$1.84
Adjustments (net of tax):
Restructuring and impairment charges:
Metal Coatings	10,796	0.41	—	—
Infrastructure Solutions(2)	9,203	0.35	27,789	1.07
Subtotal	19,999	0.77	27,789	1.07
Tax benefit related to restructuring and impairment charges(3)	(4,584)	(0.18)	(4,777)	(0.18)
Total adjustments	15,415	0.59	23,012	0.88
Adjusted earnings and adjusted earnings per share	$55,029	$2.11	$71,246	$2.71
______________________________
(1) Earnings per share amounts included in the table above may not sum due to rounding differences.
(2) Restructuring and impairment charges for fiscal 2020 includes a loss on divestiture of our nuclear logistics business of $18.6 million, which is included in restructuring and impairment charges on the consolidated statements of income, and other impairment charges of $9.2 million, of which $7.2 million are included in Selling, general and administrative expense, and $2.0 million are included in Cost of sales.
(3) The non-GAAP effective tax rates for fiscal 2021 and 2020 were 22.9% and 17.2%, respectively. For fiscal 2020, tax benefit includes the tax benefit related to the loss on the disposal and a tax adjustment related to our nuclear logistics business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in commodity prices, interest rates and foreign currency exchange rates. As of February 28, 2021, we did not hold any derivative financial instruments.
Commodity Prices
In our Infrastructure Solutions segment, we have exposure to commodity price changes for copper, aluminum, steel and nickel based alloys. Increases in price for these items are normally managed through escalation clauses in our customers' contracts, although during difficult market conditions customers' may resist these escalation clauses. In addition, we attempt to enter into firm pricing contracts with our vendors on material at the time we receive orders from our customers to minimize risk.
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
Interest Rates
We had $29.0 million in gross debt outstanding at February 28, 2021 under our revolving credit facility. Because 100% of this debt has variable interest rates, we are subject to future interest rate fluctuations in relation to these borrowings which could potentially have a negative impact on our results of operations, financial position or cash flows.
Foreign Exchange Rates
The Company’s foreign exchange exposures result primarily from intercompany balances, sale of products in foreign currencies, foreign currency denominated purchases, employee-related and other costs of running operations in foreign countries. As of February 28, 2021, the Company had exposure to foreign currency exchange rates related to our operations in Canada, China, Brazil, Poland, India and the Netherlands.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
AZZ Inc.
Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of AZZ Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2021 and February 29, 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years ended February 28, 2021 and February 29, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020, and the results of its operations and its cash flows for each of the years ended February 28, 2021 and February 29, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 23, 2021 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – Infrastructure Solutions

As described further in Note 1 to the financial statements, the Company recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The amount and timing of revenue recognition varies based on the nature of the goods or services provided and the terms and conditions of the Company’s contracts with customers. The Company enters into contracts with Infrastructure Solutions customers which generally specify the delivery of what constitutes a single performance obligation of either custom built products, custom services, or off-the shelf products. Management determines, based on the provisions of the customer contracts, whether revenue for a particular project should be recorded upon delivery of the product or service or whether a portion of the total expected contract revenue should be recognized over time as work progresses. This requires a detailed evaluation of each material contract. We determined that revenue recognition pertaining to infrastructure solutions customer contracts is a critical audit matter.

The principal considerations for our determination that Infrastructure Solutions customer contracts is a critical audit matter results from the significant judgment exercised by management in determining the amount of revenue to recognize for a particular period. Processes involving higher amounts of management judgment include the interpretation of the provisions of customer contracts, which may include unique contract terms, to determine whether revenue should be recognized at a point in time or over time as work progresses. In addition, for contracts where management determines revenue should be recognized over time as work progresses, management must estimate both total expected project costs and expected gross margin, including evaluating customer change orders, for all uncompleted contracts to determine the appropriate amount of revenue to recognize. Given the high degree of management judgment involved in evaluating project estimates and estimating the amount of revenue to recognize, the audit effort required to evaluate management’s judgments in determining revenue recognition for the Company’s contracts with infrastructure solutions customers was extensive and required a high degree of auditor judgment.

Our audit procedures related to Infrastructure Solutions customer contracts included the following:
•We tested the effectiveness of internal controls over management’s review of customer contracts and change orders, to determine whether revenue should be recognized at a point in time or over time as work progresses.
•We tested the effectiveness of internal controls over management’s estimation of the amount of revenue to recognize for customer contracts where revenue is recognized over time as work progresses.
•We examined a sample of customer contracts to determine if management’s conclusions with respect to contract terms and revenue recognition appeared appropriate in the circumstances.
•We evaluated the accuracy of estimates made by management in prior periods by comparing previous estimates to actual results.
•We tested a sample of customer contracts for which management concluded that it was appropriate to recognize revenue over time as work progressed by evaluating key inputs and assumptions which impacted the amount of revenue recognized for each contract tested. The key inputs and assumptions included:
◦The accumulation of historical costs incurred for the project,
◦Management’s estimate of the total expected costs for the entire project, including costs yet to be incurred to complete the project, and
◦Management’s estimate of the total expected gross margin to be realized upon completion of the project.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
Dallas, Texas
April 23, 2021

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
AZZ Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of AZZ Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 28, 2021, and our report dated April 23, 2021 expressed an unqualified opinion on those financial statements.

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
April 23, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
AZZ Inc.
Fort Worth, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows of AZZ Inc. (the “Company”) for the year ended February 28, 2019, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects the results of their operations and their cash flows for the year ended February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ BDO USA, LLP

We have served as the Company’s auditor from 2006 to 2020.

Dallas, Texas
May 17, 2019

AZZ INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	February 28, 2021	February 29, 2020
Assets
Current assets:
Cash and cash equivalents	$14,837	$36,687
Accounts receivable, net of allowance for credit losses of $5,713 and $4,951 at February 28, 2021 and February 29, 2020, respectively	128,127	139,214
Inventories:
Raw material	86,913	88,837
Work-in-process	4,453	5,543
Finished goods	1,546	5,461
Contract assets	58,056	70,093
Prepaid expenses and other	5,876	8,727
Assets held for sale	3,684	—
Total current assets	303,492	354,562
Property, plant and equipment, net	205,909	213,104
Operating lease right-of-use assets	37,801	43,208
Goodwill	353,881	356,225
Intangibles and other assets, net	95,359	106,732
Total assets	$996,442	$1,073,831
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$41,034	$61,987
Income tax payable	—	2,876
Accrued salaries and wages	22,606	38,882
Other accrued liabilities	27,136	26,868
Customer deposits	348	255
Contract liabilities	16,138	18,418
Lease liability, short-term	6,588	6,327
Debt due within one year	—	125,000
Total current liabilities	113,850	280,613
Debt due after one year, net	178,419	77,878
Lease liability, long-term	32,629	38,114
Deferred income taxes	39,283	37,926
Other long-term liabilities	8,969	4,934
Total liabilities	373,150	439,465
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common Stock, $1.00 par value; 100,000 shares authorized; 25,108 and 26,148 shares issued and outstanding at February 28, 2021 and February 29, 2020, respectively	25,108	26,148
Capital in excess of par value	75,979	66,703
Retained earnings	547,289	572,414
Accumulated other comprehensive loss	(25,084)	(30,899)
Total shareholders’ equity	623,292	634,366
Total liabilities and shareholders' equity	$996,442	$1,073,831

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Sales	$838,917	$1,061,817	$927,087
Cost of sales	650,170	824,589	728,466
Gross margin	188,747	237,228	198,621

Selling, general and administrative	107,134	139,253	121,665
Restructuring and impairment charges	19,999	18,632	—
Operating income	61,614	79,343	76,956

Interest expense	9,648	13,463	14,971
Other (income) expense, net	969	990	(1,020)
Income before income taxes	50,997	64,890	63,005
Income tax expense	11,383	16,656	11,797
Net income	$39,614	$48,234	$51,208
Earnings per common share
Basic earnings per share	$1.53	$1.84	$1.97
Diluted earnings per share	$1.52	$1.84	$1.96
Weighted average shares outstanding
Basic	25,897	26,191	26,038
Diluted	26,045	26,281	26,107

Cash dividends declared per common share	$0.68	$0.68	$0.68
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Net income	$39,614	$48,234	$51,208
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax of $—, $— and $—	5,865	(2,093)	(3,478)
Interest rate swap, net of income tax of $27, $29 and $29, respectively	(50)	(54)	(54)
Other comprehensive income (loss)	5,815	(2,147)	(3,532)
Comprehensive income	$45,429	$46,087	$47,676
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Cash flows from operating activities:
Net income	$39,614	$48,234	$51,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,603	50,194	50,245
Deferred income taxes	(1,561)	(2,617)	3,731
Loss on disposal of business	3,080	18,632	—
Loss on abandonment of long-lived assets	6,923	—	—
Loss on disposal group held for sale	6,752	—	—
Inventory write-downs	2,511	—	—
Impairment loss on long lived assets	—	9,157	810
Loss on sale of property, plant & equipment	219	(71)	9
Share-based compensation expense	7,330	6,290	4,659
Amortization of deferred debt issuance costs	545	538	541
Bad debt expense	1,040	2,734	2,153
Effects of changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,926	(1,006)	(8,131)
Inventories	2,145	25,875	(595)
Prepaid expenses and other assets	6,497	(291)	(4,883)
Net change in contract assets and liabilities	5,137	(47,040)	3,091
Accounts payable	(21,521)	8,145	(1,172)
Other accrued liabilities and income taxes payable	(19,205)	23,536	8,809
Net cash provided by operating activities:	92,035	142,310	110,475
Cash flows from investing activities:
Proceeds from the sale or insurance settlement of property, plant, and equipment	461	340	1,543
Proceeds from sale of subsidiary, net	12,444	23,584	—
Acquisition of subsidiaries, net of cash acquired	(4,419)	(60,628)	(8,000)
Purchases of property, plant and equipment	(37,079)	(32,595)	(24,615)
Net cash used in investing activities:	(28,593)	(69,299)	(31,072)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,832	3,113	3,765
Payments for taxes related to net share settlement of equity awards	(712)	(1,231)	(573)
Proceeds from revolving loan	228,000	428,500	264,000
Payments on revolving loan	(277,000)	(466,500)	(310,000)
Proceeds from long-term debt	150,000	—	—
Payments on long-term debt	(125,000)	—	(14,286)
Debt issuance costs paid	(592)	—	—
Repurchase and retirement of common stock	(48,311)	(5,799)	—
Payment of dividends	(17,642)	(17,822)	(17,718)
Net cash used in financing activities:	(88,425)	(59,739)	(74,812)
Effect of exchange rate changes on cash and cash equivalents	3,133	(590)	(1,439)
Net change in cash and cash equivalents	(21,850)	12,682	3,152
Cash and cash equivalents, beginning of year	36,687	24,005	20,853
Cash and cash equivalents, end of year	$14,837	$36,687	$24,005

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,999	$13,023	$14,880
Cash paid for income taxes	$16,118	$18,802	$3,291

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Capital In Excess Of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at February 28, 2017	25,959	$25,959	$51,000	$513,464	$(25,220)	$565,203
Impact of ASC 606 adoption	—	—	—	716	—	716
Share-based compensation	—	—	4,659	—	—	4,659
Common stock issued under stock-based plans and related income tax expense	55	55	(628)	—	—	(573)
Common stock issued under employee stock purchase plan	101	101	3,664	—	—	3,765
Cash dividends paid	—	—	—	(17,718)	—	(17,718)
Net income	—	—	—	51,208	—	51,208
Foreign currency translation	—	—	—	—	(3,478)	(3,478)
Interest rate swap, net of tax	—	—	—	—	(54)	(54)
Balance at February 28, 2019	26,115	26,115	58,695	547,670	(28,752)	603,728
	—	—	—	—	—	—
Share-based compensation	—	—	6,290	—	—	6,290
Common stock issued under stock-based plans and related income tax expense	74	74	(1,305)	—	—	(1,231)
Common stock issued under employee stock purchase plan	90	90	3,023	—	—	3,113
Repurchase and retirement of common stock	(131)	(131)	—	(5,668)	—	(5,799)
Cash dividends paid	—	—	—	(17,822)	—	(17,822)
Net income	—	—	—	48,234	—	48,234
Foreign currency translation	—	—	—	—	(2,093)	(2,093)
Interest rate swap, net of tax	—	—	—	—	(54)	(54)
Balance at February 29, 2020	26,148	26,148	66,703	572,414	(30,899)	634,366
Share-based compensation	—	—	7,330	—	—	7,330
Common stock issued under stock-based plans and related income tax expense	83	83	(795)	—	—	(712)
Common stock issued under employee stock purchase plan	91	91	2,741	—	—	2,832
Repurchase and retirement of common stock	(1,214)	(1,214)	—	(47,097)	—	(48,311)
Cash dividends paid	—	—	—	(17,642)	—	(17,642)
Net income	—	—	—	39,614	—	39,614
Foreign currency translation	—	—	—	—	5,865	5,865
Interest rate swap, net of tax	—	—	—	—	(50)	(50)
Balance at February 28, 2021	25,108	$25,108	$75,979	$547,289	$(25,084)	$623,292
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Summary of Significant Accounting Policies
Organization
AZZ Inc. (the “Company,” “AZZ” or “we”) operates primarily in the United States of America and Canada and also has operations in Brazil, the Netherlands, China, Poland and India. The Company has two reportable segments: Metal Coatings and Infrastructure Solutions. For information about the Company's operations by segment, see Note 12.
Basis of consolidation
The consolidated financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to current period presentation.
Coronavirus (COVID-19)
In March 2020, the World Health Organization declared the viral strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 has resulted in most governments issuing restrictive orders, including “shelter in place” orders around the globe to assist in mitigating the spread of the virus.
While we continue to support our customers, there remains uncertainties regarding the duration and, to what extent, if any, that the COVID-19 pandemic, or newly identified variants, will ultimately have on the demand for our products and services or with our supply chain. We continue to closely monitor the situation as information becomes readily available and continue to take actions to provide for the safety of our personnel, and to support the requirements under CISA.

Our operations remain open globally and the impact to our personnel and operations has been limited by the effects of COVID-19. The most significant impact to us has been our ability to serve customers at their business locations. We have experienced limited customer order deferrals, but there have been few outright customer order cancellations. While governments have taken actions, including the approval of vaccines to limit the impacts of COVID-19, we cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact our consolidated balance sheet, statements of income or statements of cash flows for fiscal year 2022.
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
The Company maintains cash and cash equivalents with various financial institutions. The Company's policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's banking relationships, and has not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk related to cash and cash equivalents.
The Company has limited concentrations of credit risk with respect to trade accounts receivable due to its multiple operating segments, large and diversified customer base and its geographic diversification. The Company performs ongoing evaluations of its customers' financial condition. Collateral is usually not required from customers as a condition of sale.
Accounts receivable, net of allowance for credit losses
Accounts receivable are stated amounts due from customers. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of customers to make required payments. The Company treats trade accounts

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
receivable as one portfolio and records an allowance based on a combination of management’s knowledge of its customer base, historical losses, current economic conditions and customer specific events. The Company adjusts this allowance based on specific information in connection with aged receivables. Accounts receivable are considered to be past due when payment is not received in accordance with the customer’s credit terms. Accounts are written off when management determines the account is uncollectible. Recoveries, unless material, are recorded against the allowance in the period received.
The following table shows the changes in the allowance for credit losses for fiscal 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Balance at beginning of year	$4,951	$2,267	$569
Adjustment based on aged receivables analysis	1,040	2,734	2,153
Charge-offs, net	(354)	(129)	(451)
Other	(41)	106	—
Effect of exchange rate changes	117	(27)	(4)
Balance at end of year	$5,713	$4,951	$2,267
Revenue recognition
The Company recognizes revenue when all five of the following criteria have been satisfied:
1)Identification of the contract with a customer;
2)Identification of the performance obligations in the contract;
3)Determination of the transaction price;
4)Allocation of the transaction price to performance obligations in the contract; and
5)Fulfillment of performance obligations.
Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration that it expects to be entitled to in exchange for those goods or services. The amount and timing of revenue recognition varies by segment, based on the nature of the goods or services provided and the terms and conditions of the customer contract.
Metal Coatings Segment
AZZ's Metal Coatings segment is a provider of hot dip galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries. Within this segment, the contract is typically governed by a customer purchase order or work order. The contract generally specifies the delivery of what constitutes a single performance obligation consisting of metal coating services. The Company combines contracts for revenue recognition purposes that are executed with the same customer within a short timeframe from each other and that purport to be for a single commercial objective.
The Company recognizes sales over time as the metal coating is applied to customer provided material as the process enhances a customer controlled asset. Contract modifications are rare within this segment and most contracts are on a fixed price basis with no variable consideration.
Infrastructure Solutions segment
AZZ's Infrastructure Solutions segment is a provider of specialized products and services designed to support industrial and electrical applications. Within this segment, the contract is governed by a customer purchase order and an executed product or services agreement. The contract generally specifies the delivery of what constitutes a single performance obligation consisting of either custom built products, custom services, or off-the-shelf products. For arrangements with multiple performance obligations, the transaction price is allocated to each performance obligation, based on the relative standalone selling prices of the goods or services being provided, and revenue is recognized upon the satisfaction of each performance obligation. The Company combines contracts for revenue recognition purposes that are executed with the same customer within a short timeframe from each other and that purport to be for a single commercial objective.
For custom built products, the Company recognizes sales over time, provided that the goods do not have an alternative use to the Company and the Company has an unconditional right to payment for work completed to date plus a reasonable margin. For custom services, which consist of specialized welding and other professional services, the Company recognizes sales over

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
time as the services are rendered, because the services enhance a customer owned asset. For off-the-shelf products, which consist of tubing and lighting products, the Company recognizes revenue upon the transfer of the goods to the customer.
For sales recognized over time, the Company generally uses the cost-to-cost method of revenue recognition. Under this approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date versus the total estimated costs upon completion of the project. This requires the Company to estimate the total contract sales, project costs and margin, which can involve significant management judgment. As a significant change in one or more of these estimates could affect the profitability of the Company’s contracts, management reviews and updates its contract related estimates regularly. The Company recognizes adjustments in estimated margin on contracts on a cumulative catch-up basis, and subsequent sales are recognized using the adjusted estimate. If the estimate of contract margin indicates an anticipated loss on the contract, the Company recognizes the total estimated loss in the period it is identified.
Due to the custom nature of the goods and services provided, contracts within the Infrastructure Solutions segment are often modified to account for changes in contract specifications and requirements. A contract modification exists when the modification either creates new, or changes the existing, enforceable rights and obligations in the contract. For the Company, most contract modifications are related to goods or services that are not distinct from those in the original contract due to the significant interrelationship or interdependencies between the deliverables. Such modifications are accounted for as if they were part of the original contract. As a result, the transaction price and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to sales on a cumulative catch-up basis.
In addition to fixed consideration, the Company’s contracts within its Infrastructure Solutions segment may include variable consideration, including claims, incentive fees, liquidated damages or other penalties. The Company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company estimates the amount of revenue to be recognized on variable consideration using the expected value or the most likely amount method, whichever is expected to better predict the amount.
Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets (unbilled receivables), and contract liabilities (customer advances and deposits) on the consolidated balance sheets, primarily related to the Company’s Infrastructure Solutions segment. Amounts are billed as work progresses in accordance with agreed upon contractual terms, either at periodic intervals (e.g., weekly or monthly) or upon achievement of contractual milestones. Billing can occur subsequent to revenue recognition, resulting in contract assets. In addition, the Company can receive advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.
The following table shows the changes in contract liabilities for fiscal year 2021 and 2020 (in thousands):

	2021	2020
Balance at beginning of period	$18,418	$56,928
Contract liabilities added during the period	11,868	14,292
Sales recognized during the period	(14,148)	(52,802)
Balance at end of period	$16,138	$18,418
The Company expects to recognize sales of approximately $11.6 million, $4.4 million and $0.1 million in fiscal 2022, 2023 and 2025, respectively, related to the $16.1 million balance of contract liabilities as of February 28, 2021.
The increases or decreases in accounts receivable, contract assets and contract liabilities during fiscal year 2021 were primarily due to normal timing differences between the Company’s performance and customer payments, divestitures, and, to a lesser extent, customer inspection delays and effects of COVID-19 on the Company's customers. The acquisition for fiscal year 2021 described in Note 14 had no impact on contract assets or liabilities as of the date of acquisition.
Other
No general rights of return exist for customers, and the Company establishes provisions for estimated warranties. The Company generally does not sell extended warranties. Revenue is recognized net of applicable sales and other taxes. The Company does not adjust the contract price for the effects of a significant financing component if the Company expects, at

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contract inception, that the period between when the Company transfers a good or service to a customer and when the customer pays for that good or service will be one year or less, which is generally the case. Sales commissions are deferred and recognized over the same period as the related sales. Shipping and handling is treated as a fulfillment obligation instead of a separate performance obligation and such costs are expensed as incurred.
Disaggregated Revenue
Revenue by segment and geography is disclosed in Note 12. In addition, the following table presents disaggregated revenue by customer industry for fiscal years 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Sales:
Industrial	$511,740	$605,236	$526,465
Transmission and distribution	209,729	254,836	212,433
Power generation	117,448	201,745	188,189
Total sales	$838,917	$1,061,817	$927,087
Cash and cash equivalents
The Company considers cash and cash equivalents to include cash on hand, deposits with banks and all highly liquid investments with an original maturity of three months or less. Cash and cash equivalents includes restricted cash of $0.9 million and $0.1 million as of February 28, 2021 and February 29, 2020, respectively, in support of bank guarantees for certain customers and leased facilities.
Non-cash investing and financing activities
The Company had $1.5 million, $2.4 million and $1.0 million of accrued capital expenditures at the end of fiscal 2021, 2020 and 2019, respectively, which are excluded from the consolidated statements of cash flows until paid.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined principally using a weighted-average method for the Infrastructure Solutions segment and the first-in-first-out (FIFO) method for the Metal Coatings segment. The Company determines the reserves for excess quantities and obsolescence based on forecasted demand within specific time horizons, technological obsolescence, and an assessment of any inventory that is not in sellable condition, and records a charge to reduce inventory to its net realizable value. For information related to charges recognized to reduce inventory in the Infrastructure Solutions segment to its net realizable value in fiscal 2021, see Note 13.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortizable intangible and long-lived assets
Purchased intangible assets on the consolidated balance sheets are comprised of customer relationships, non-compete agreements, trademarks, technology and certifications. Such intangible assets (excluding indefinite-lived intangible assets) are amortized on a straight-line basis over the estimated useful lives of the assets ranging from two to nineteen years. Long-lived assets, such as property and equipment and intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. If the undiscounted cash flows are less than the carrying amount, the Company records impairment losses for the excess of their carrying value over the estimated fair value. For fiscal year 2021, the Company recorded charges of $13.7 million to write-down certain property, plant and equipment and other intangible assets that were held for sale or abandoned. In addition, for fiscal years 2020 and 2019, the Company recorded impairment losses of $9.2 million and $0.8 million, respectively. See Note 13 for additional information about these impairment charges.
Goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of December 31 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, which would result in impairment. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. The test is calculated using an income approach and market approach, which are Level 3 fair value inputs, as described in "Financial instruments" below. Based on the results of its analysis, the Company determines whether an impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies. For fiscal years 2021, 2020 and 2019, no goodwill impairment losses were recognized. See Note 3 for information about the goodwill write-off related to divestitures in fiscal 2021 and 2020.
Other indefinite-lived intangible assets consist of certain tradenames that were obtained through acquisitions. The Company performed its annual indefinite-lived intangible asset impairment test as of December 31, 2020. The Company elected to perform a qualitative assessment and determined that no conditions existed that would make it more likely than not that the indefinite-lived intangible assets were impaired. Therefore, no further quantitative assessment was required. For fiscal 2021, 2020 and 2019, no impairment losses related to these indefinite-lived intangible assets were recorded.
Debt issuance costs
Debt issuance costs that are incurred by the Company in connection with the issuance of debt are amortized to interest expense using the effective interest rate method over the term of the debt. Costs related to the Company’s revolving credit facility are included in other assets on the consolidated balance sheets. Costs related to the Company's senior notes are presented as a reduction to long-term debt on the consolidated balance sheets.
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
The Company recognizes a valuation allowance against net deferred tax assets to the extent that the Company believes those net assets are not more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company is subject to taxation in the U.S. and various state, provincial and local and foreign jurisdictions. With few exceptions, as of February 28, 2021, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before fiscal 2018.
Financial instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Certain of the Company’s assets and liabilities, which are carried at fair value, are classified in one of the following three categories:

•Level 1: Quoted market prices in active markets for identical assets or liabilities;
•Level 2: Observable market-based inputs, other than Level 1, or unobservable inputs that are corroborated by market data; or
•Level 3: Unobservable inputs that are not corroborated by market data and reflect the Company’s own assumptions.

The carrying amount of the Company's financial instruments (cash equivalents, accounts receivable, accounts payable, accrued liabilities and the revolving credit facility) approximates the fair value of these instruments based upon either their short-term nature or their variable market rate of interest. As of February 28, 2021, the fair value of the outstanding 2020 Senior Notes was approximately $144.8 million. As of February 29, 2020, the fair value of the outstanding 2011 Senior Notes was approximately $125.3 million. These fair values were determined using the discounted cash flow at the market rate as well as the applicable market interest rates, which are classified as Level 2 inputs.
Warranty reserves
A reserve has been established to provide for the estimated future cost of warranties on a portion of the Company’s delivered products, and is included in "Other accrued liabilities" in the consolidated balance sheets. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. A provision for warranty on products is made on the basis of the Company's historical experience and identified warranty issues. Management assesses the adequacy of its warranty reserve on a quarterly basis, and adjustments are made as necessary.
The following table shows the changes in the Company’s warranty reserve for fiscal year 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Balance at beginning of period	$3,702	$1,751	$2,013
Warranty costs incurred	(1,865)	(2,118)	(2,195)
Additions charged to income	2,623	4,069	1,933
Transferred to held for sale	(381)	—	—
Balance at end of period	$4,079	$3,702	$1,751
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss consisted of the following as of February 28, 2021 and February 29, 2020 (in thousands):

	2021	2020
Foreign currency translation adjustments	$(25,084)	$(30,949)
Interest rate swap	—	50
Accumulated other comprehensive loss	$(25,084)	$(30,899)
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
Leases
The Company is a lessee under various leases for facilities and equipment. For such leases, the Company recognizes a right-of-use ("ROU") asset and lease liability on the consolidated balance sheet as of the lease commencement date based on the present value of the future minimum lease payments. An ROU asset represents the Company's right to use an underlying asset during the lease term and a lease liability represents the Company's obligation to make lease payments. However, for short-term leases with an initial term of twelve months or less that do not contain an option to purchase that is likely to be exercised, the Company does not record ROU assets or lease liabilities on the consolidated balance sheet.
The Company's uses its incremental borrowing rate to determine the present value of future payments unless the implicit rate in the lease is readily determinable. The incremental borrowing rate is calculated based on what the Company would pay to borrow on a collateralized basis, over a similar term, based on information available at lease commencement. In determining the future minimum lease payments, the Company incorporates options to extend or terminate the lease when it is reasonably certain that such options will be exercised. The ROU asset includes any initial direct costs incurred, and is recorded net of any lease incentives received.
Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term, as the ROU asset is amortized and the lease liability is accreted. For its facility leases, the Company accounts for lease and non-lease components on a combined basis, and for its equipment leases, lease and non-lease components are accounted for separately.
Some of the Company's lease agreements may include rental payments that adjust periodically for inflation or are based on an index rate which are included as variable lease payments. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments, including the Company's accounts receivable and contract assets. The Company adopted ASU 2016-13 in the first quarter of its fiscal 2021, utilizing the modified retrospective transition method, and the adoption did not have a material impact on its consolidated financial statements.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ASU 2018-15 in the first quarter of its fiscal 2021 and the adoption did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes ("ASU 2019-12"). This standard is intended to simplify the accounting and disclosure requirements for income taxes by eliminating various exceptions in accounting for income taxes as well as clarifying and amending existing guidance to improve consistency in the application of ASC 740. ASU 2019-12 will be effective for the Company in the first quarter of its fiscal 2022. The Company expects to adopt ASU 2019-12 in the first quarter of fiscal 2022, and does not expect the adoption to have a material impact on its consolidated financial statements.
2. Property, Plant and Equipment
Property, plant and equipment consisted of the following as of February 28, 2021 and February 29, 2020 (in thousands):

	2021	2020
Land	$21,328	$21,826
Building and structures	155,338	162,851
Machinery and equipment	249,065	252,726
Furniture, fixtures, software and computers	31,179	28,938
Automotive equipment	3,591	4,394
Construction in progress	26,223	16,466
	486,724	487,201
Less accumulated depreciation	(280,815)	(274,097)
Property, plant, and equipment, net	$205,909	$213,104

The following table outlines the classification of depreciation expense in the statements of income for fiscal 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Cost of sales	$29,884	$30,721	$30,747
Selling, general and administrative	2,320	2,349	2,464
Total depreciation expense	$32,204	$33,070	$33,211
3. Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual impairment tests. Other intangible assets are amortized over their estimated useful lives.

Changes in goodwill by segment for fiscal year 2021 and 2020 were as follows (in thousands):

2021
Segment	Beginning Balance	Acquisitions	Divestiture	Assets Held for Sale	Currency Translation Adjustment	Ending Balance
Metal Coatings	$157,048	$1,551	$(1,132)	$—	$1,192	$158,659
Infrastructure Solutions	199,177	—	(2,262)	(1,693)	—	195,222
Total	$356,225	$1,551	$(3,394)	$(1,693)	$1,192	$353,881

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2020
Segment	Beginning Balance	Acquisitions	Divestiture	Other	Currency Translation Adjustment	Ending Balance
Metal Coatings	$116,691	$39,419	$—	$1,413	$(475)	$157,048
Infrastructure Solutions	207,065	—	(7,888)	—	—	199,177
Total	$323,756	$39,419	$(7,888)	$1,413	$(475)	$356,225
Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The impairment tests are based on Level 3 fair value inputs. Fair value is an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
During fiscal 2021 and 2020, the Company continued to execute its strategy to divest of non-core businesses, which included the divestiture of most of its business that served customers in the nuclear power businesses in fiscal 2020. In addition, the Company divested two businesses and classified one other business as held-for-sale in fiscal 2021. In connection with these activities, the Company allocated goodwill to the businesses disposed of or held for sale based on the relative fair value of those businesses in the reporting unit to which the goodwill applied. The determination of the amount of goodwill to allocate to the disposal group as opposed to the ongoing operations required significant management judgment regarding future cash flows, discount rates and other market relevant data.

In February 2020, the Company completed the sale of its nuclear logistics business reported within its Infrastructure Solutions segment. The Company allocated $7.9 million of goodwill to this business, which was written off upon the completion of the sale. The estimate of goodwill to allocate to the disposal group required significant management judgment regarding future cash flows, discount rates and other market relevant data. See Note 13 for more information.

The Company completed its fiscal 2021 annual goodwill impairment analysis as of December 31, 2020 and concluded that no indicators of impairment existed at any of its reporting units as of the testing date.
Amortizable intangible assets consisted of the following as of February 28, 2021 and February 29, 2020 (in thousands):

	Weighted-Average Life (Years)	2021	2020
Customer related intangibles	16	$171,091	$177,090
Non-compete agreements	13	8,803	8,659
Trademarks	99	1,386	1,469
Technology	25	2,554	2,554
Certifications	8	399	—
Gross intangible assets		184,233	189,772
Less accumulated amortization		(100,342)	(91,298)
Total amortizable intangible assets, net		$83,891	$98,474
The following table outlines the classification of amortization expense in the statements of income for fiscal 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Cost of sales	$6,838	$6,873	$6,259
Selling, general and administrative	5,561	10,251	10,775
Total amortization expense	$12,399	$17,124	$17,034
In addition, for fiscal 2020, intangibles with a carrying value of approximately $14.6 million were written-off as part of the sale of the nuclear logistics business and intangibles with a carrying value of approximately $7.2 million were impaired as part of the exit from the nuclear certified portion of the industrial welding solutions business. See Note 13 for more information.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition to its amortizable intangible assets, the Company has recorded indefinite-lived intangible assets of $3.4 million on the consolidated balance sheets as of February 28, 2021 and February 29, 2020, related to certain tradenames acquired as part of prior business acquisitions. These indefinite-lived intangible assets are not amortized, but are assessed for impairment annually or whenever an impairment may be indicated. During fiscal 2021 and 2020, the Company performed an annual review of its indefinite-lived intangibles and no impairment was indicated.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following summarizes the estimated amortization expense for the next five fiscal years and beyond (in thousands):

2022	$12,111
2023	11,735
2024	9,907
2025	9,098
2026	9,069
Thereafter	31,971
Total	$83,891

4. Other Accrued Liabilities
Other accrued liabilities consisted of the following as of February 28, 2021 and February 29, 2020 (in thousands):

	2021	2020
Accrued interest	$957	$1,042
Accrued warranty	4,079	3,702
Commissions	3,550	4,180
Personnel expenses	9,709	8,646
Group medical insurance	2,517	3,083
Sales and other taxes payable	2,566	3,098
Other	3,758	3,117
Total	$27,136	$26,868

5. Leases
The Company is a lessee under various leases for facilities and equipment.
The following table outlines the classification of lease expense in the statements of income for fiscal 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Cost of sales	$10,533	$13,521	$11,630
Selling, general and administrative	4,485	4,923	4,002
Total lease expense	$15,018	$18,444	$15,632

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2021, maturities of the Company's lease liabilities were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2022	$8,211	$73	$8,284
2023	7,723	73	7,796
2024	6,840	73	6,913
2025	5,876	70	5,946
2026	4,427	14	4,441
Thereafter	12,973	—	12,973
Total lease payments	46,050	303	46,353
Less imputed interest	(7,112)	(24)	(7,136)
Total	38,938	279	39,217
Supplemental information related to the Company's portfolio of leases was as follows (in thousands, except years and percentages):

	2021	2020
Operating cash flows from operating leases included in lease liabilities	$8,143	$8,918
Lease liabilities obtained from new ROU assets - operating	$2,186	$7,867
Weighted-average remaining lease term - operating leases	6.92 years	7.94 years
Weighted-average discount rate - operating leases	4.71%	4.89%
Operating and financing cash flows from financing leases included in lease liabilities	$25	$—
Lease liabilities obtained from new ROU assets - financing	$230	$—
Weighted-average remaining lease term - financing leases	4.25 years	0.0 years
Weighted-average discount rate - financing leases	4.00%	—%

6. Debt
Following is a summary of the Company's debt as of February 28, 2021 and February 29, 2020 (in thousands):

	2021	2020
2017 Revolving Credit Facility	$29,000	$78,000
2011 Senior Notes	—	125,000
2020 Senior Notes	150,000	—
Total debt, gross	179,000	203,000
Unamortized debt issuance costs	(581)	(122)
Total debt, net	178,419	202,878
Less amount due within one year	—	(125,000)
Debt due after one year, net	$178,419	$77,878
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
On March 21, 2017, the Company executed the Amended and Restated Credit Agreement (the “2017 Credit Agreement”) with Bank of America and other lenders. The 2017 Credit Agreement amended the following provisions of the Credit

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Agreement: (i) extending the maturity date until March 21, 2022, (ii) providing for a senior revolving credit facility in a principal amount of up to $450.0 million, with an additional $150.0 million accordion, (iii) including a $75.0 million sublimit for the issuance of standby and commercial letters of credit, (iv) including a $30.0 million sublimit for swing line loans, (v) restricting indebtedness incurred in respect of capital leases, synthetic lease obligations and purchase money obligations not to exceed $20.0 million, (vi) restricting investments in any foreign subsidiaries not to exceed $50.0 million in the aggregate, and (vii) including various financial covenants and certain restricted payments relating to dividends and share repurchases as specifically set forth in the 2017 Credit Agreement. The balance due on the $75.0 million term facility under the previous Credit Agreement was paid in full as a result of the execution of the 2017 Credit Agreement.
The financial covenants, as defined in the 2017 Credit Agreement, require the Company to maintain on a consolidated basis a Leverage Ratio not to exceed 3.25:1.0 and an Interest Coverage Ratio of at least 3.0:1.0. The 2017 Credit Agreement will be used to finance working capital needs, capital improvements, dividends, future acquisitions, letter of credit needs and share repurchases.
Interest rates for borrowings under the 2017 Credit Agreement are based on either a Eurodollar Rate or a Base Rate plus a margin, ranging from 0.875% to 1.875% depending on our Leverage Ratio (as defined in the 2017 Credit Agreement). The Eurodollar Rate is defined as LIBOR for a term equivalent to the borrowing term (or other similar interbank rates if LIBOR is unavailable). The Base Rate is defined as the highest of the applicable Fed Funds rate plus 0.50%, the Prime rate, or the Eurodollar Rate plus 1.0% at the time of borrowing. The 2017 Credit Agreement also carries a Commitment Fee for the unfunded portion ranging from 0.175% to 0.30% per annum, depending on our Leverage Ratio. The effective interest rate was 2.75% as of February 28, 2021.
As of February 28, 2021, we had $29.0 million of outstanding debt against the 2017 Credit Agreement and letters of credit outstanding under the 2017 Credit Agreement in the amount of $9.6 million, which left approximately $411.4 million of additional credit available.
2011 Senior Notes
On January 21, 2011, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued $125.0 million aggregate principal amount of its 5.42% unsecured Senior Notes (the “2011 Senior Notes”), through a private placement. Amounts under the agreement were due in a balloon payment on the January 2021 maturity date.
The Company repaid the 2011 Senior Notes upon maturity in January 2021 with the proceeds from the 2020 Senior Notes, which are described below.
2020 Senior Notes
On October 9, 2020, the Company completed a private placement transaction and entered into a Note Purchase Agreement, whereby the Company agreed to borrow $150.0 million of senior unsecured notes (the “2020 Senior Notes”), consisting of two separate tranches:

•7-year borrowing: $70.0 million priced at 2.77% coupon; and
•12-year borrowing: $80.0 million priced at 3.17% coupon.

The proceeds of the $80.0 million tranche was funded on December 17, 2020. The $70.0 million tranche was funded in January 2021. The Company used the proceeds to repay the existing $125.0 million 5.42% Senior Notes that matured on January 20, 2021, as well as for general corporate purposes. Interest on the 2020 Senior Notes will be paid semi-annually. In connection with the 2020 Senior Notes, the Company incurred debt issuance costs of approximately $0.6 million. These costs have been allocated between the two tranches and are being amortized over periods of seven and 12 years, and are included in “Debt due after one year, net” in the consolidated balance sheets.

The Company's debt agreements require the Company to maintain certain financial ratios. As of February 28, 2021, the Company was in compliance with all covenants or other requirements set forth in the debt agreements.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For each of the five years after February 28, 2021, required principal payments under the terms of the long-term debt, including the Company’s revolving credit facility, are as follows (dollars in thousands):

Fiscal Year:	Future Debt Maturities
2022	$—
2023	29,000
2024	—
2025	—
2026	—
Thereafter	150,000
Total	$179,000

7. Income Taxes
 The provision for income taxes for fiscal year 2021, 2020 and 2019 consisted of the following (in thousands):

	2021	2020	2019
Income before income taxes:
Domestic	$46,766	$44,406	$48,261
Foreign	4,231	20,484	14,744
Income before income taxes	$50,997	$64,890	$63,005
Current provision:
Federal	$9,532	$12,563	$4,251
Foreign	2,660	5,259	2,829
State and local	1,754	1,451	986
Total current provision for income taxes	$13,946	$19,273	$8,066
Deferred provision (benefit):
Federal	$(2,165)	$(1,452)	$2,970
Foreign	(2,294)	(21)	539
State and local	1,896	(1,144)	222
Total deferred provision for (benefit from) income taxes	$(2,563)	$(2,617)	$3,731
Total provision for income taxes	$11,383	$16,656	$11,797

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows for the prior three fiscal years:

	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
Permanent differences	(0.1)	0.1	0.5
State income taxes, net of federal income tax benefit	5.4	—	0.4
Valuation allowance	(0.4)	—	(0.7)
Stock compensation	1.1	—	0.5
Tax credits	(3.4)	2.0	(4.1)
Foreign tax rate differential	0.1	1.4	1.1
Uncertain tax positions	(1.0)	1.4	—
Audit settlement	1.9	—	—
Other	(2.3)	(0.2)	—
Effective income tax rate	22.3%	25.7%	18.7%
Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability are as follows as of February 28, 2021 and February 29, 2020 (in thousands):

	2021	2020
Deferred income tax assets:
Employee related items	$3,282	$3,194
Inventories	5,729	823
Accrued warranty	429	548
Accounts receivable	2,347	2,094
Lease liabilities	8,962	10,601
Other deferred income tax assets	239	80
Net operating loss and other credit carry-forwards	6,649	7,983
	27,637	25,323
Less: valuation allowance	(689)	(725)
Total deferred income tax assets	26,948	24,598
Deferred income tax liabilities:
Depreciation methods and property basis differences	(18,982)	(21,447)
Right-of-use lease assets	(8,623)	(10,299)
Other assets and tax-deductible goodwill	(34,740)	(30,778)
Total deferred income tax liabilities	(62,345)	(62,524)
Net deferred income tax liabilities	$(35,397)	$(37,926)
As of February 28, 2021, the Company had pretax state NOL carry-forwards of $73.1 million which, if unused, will begin to expire in 2022 and pretax foreign NOL carry-forwards of $4.1 million, which, if unused, will begin to expire in 2027.
As of fiscal year end 2021 and 2020, a portion of the Company's deferred tax assets were the result of state and foreign jurisdiction NOL carry-forwards and state credit carry-forwards. The Company believes that it is more likely than not that the benefit from certain foreign NOL carry-forwards and state credit carry-forwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $0.7 million and $0.7 million as of fiscal year end 2021 and 2020, respectively.
The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company's global operations. Generally accepted accounting principles in the United States of America ("GAAP") states that a tax benefit from an uncertain tax position may be recognized when it is

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company may (1) record unrecognized tax benefits as liabilities in accordance with GAAP and (2) adjust these liabilities when the Company's judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information becomes available.
A reconciliation of the beginning and ending balance of total unrecognized tax benefits for the year ended February 28, 2021 is as follows (in thousands):

2021
Balance at beginning of period	$2,531
Increase for tax positions related to prior periods:
Gross increases	5,617
Decrease for tax positions related to prior periods:
Gross decreases	(1,263)
Decreases relating to settlements with taxing authorities	(642)
Decreases resulting from lapses in statutes of limitations	(2,893)
Balance at end of period	$3,350

Current year increases to our Uncertain Tax Positions (“UTPs”) primarily relate to matters related to research and development credits, certain foreign tax credits, various state and local tax matters and various temporary differences. Similarly, current year decreases primarily relate to offsetting decreased movement of certain temporary differences categorized as UTPs, the lapse of the statute of limitations in certain jurisdictions and settlements with taxing authorities.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Penalties and interest expensed for fiscal 2021 and 2020 were ($0.4) million and $0.9 million, respectively.

The Company does not have any prior year tax returns currently being examined by taxing authorities. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of any tax audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future.

The Company has operations and taxable presence in multiple jurisdictions in the U.S. and outside of the U.S. in Canada, the Netherlands, China, Poland and Brazil. The tax positions of the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions around the world. The Company currently considers U.S. federal and state and Canada, to be significant tax jurisdictions. The Company’s U.S. federal and state tax returns since February 28, 2018 remain open to examination. With some exceptions, tax years prior to fiscal 2018 in jurisdictions outside of U.S. are closed. The statute of limitations for fiscal year end 2018 will expire in December 2021. The Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits related to various federal, foreign and state positions of $2.3 million may be resolved in the next 12 months.

Prior to enactment of H.R. 1, formerly known as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), the Company asserted that all unremitted earnings of its foreign subsidiaries were considered indefinitely reinvested. As a result of the Tax Act, the Company reported and paid U.S. tax on the majority of its previously unremitted foreign earnings. As of February 28, 2021, the Company continues to be indefinitely reinvested with respect to investments in its foreign subsidiaries. Additionally, the Company has not recorded deferred tax liabilities associated with the remaining unremitted earnings that are considered indefinitely reinvested. It is impracticable for the Company to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings, due to the complexities associated with the hypothetical calculation

8. Equity
On January 19, 2012, the Company's Board of Directors authorized the repurchase of up to ten percent of the then outstanding shares of the Company's common stock (the "2012 Authorization"). The 2012 Authorization did not have an expiration date, and the amount and prices paid for any future share purchases under the authorization were to be based on market conditions and other factors at the time of the purchase. Repurchases under the 2012 Authorization were made through open market purchases or private transactions.
On November 10, 2020, the Company's Board of Directors authorized a $100.0 million share repurchase program pursuant to which the Company may repurchase its common stock (the “2020 Authorization”). Repurchases under the 2020 Authorization will be made through open market and/or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when the Company might otherwise be precluded from doing so.
The following table outlines the Company's share repurchases under the 2011 Authorization and the 2020 Authorization during fiscal 2021 (dollars in thousands, except per share data):

	Purchased under 2011 Authorization	Purchased under 2020 Authorization	Total Share Repurchases
Number of shares repurchased	882,916	330,829	1,213,745
Total amount of shares repurchased	$32,313	$15,998	$48,311
Average price per share	$36.60	$48.36	$39.80
9. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year. Diluted earnings per share has been adjusted for the dilutive effect of the weighted average number of restricted stock units, performance share units and stock appreciation rights outstanding.
The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2021, 2020 and 2019 (in thousands, except per share data):

	2021	2020	2019
Numerator:
Net income for basic and diluted earnings per common share	$39,614	$48,234	$51,208
Denominator:
Total weighted average basic shares	25,897	26,191	26,038
Effect of dilutive securities:
Shares applicable to stock-based compensation	148	90	69
Total weighted average diluted shares	26,045	26,281	26,107
Earnings per share:
Basic earnings per share	$1.53	$1.84	$1.97
Diluted earnings per share	$1.52	$1.84	$1.96
For fiscal 2021, 2020 and 2019, approximately 0.2 million, 0.1 million and 0.1 million employee equity awards were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.
10. Employee Benefit Plans
401(k) Retirement Plan
The Company has a 401(k) retirement plan covering substantially all of its employees. Company contributions to the 401(k) retirement plan were $4.8 million, $5.4 million, and $5.0 million for fiscal 2021, 2020, and 2019, respectively.

Multiemployer Pension Plans
In addition to the Company's 401(k) retirement plan, the Company participates in a number of multiemployer defined benefit pension plans for employees, which are covered by collective bargaining agreements. The Company is not aware of any significant future obligations or funding requirements related to these plans other than the ongoing contributions that are paid as hours are worked by plan participants.
However, the risks of participating in multiemployer pension plans are different from those in single-employer plans in that (i) assets contributed to the plan by one employer may be used to provide benefits to employees or former employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers and (iii) if the Company chooses to stop participating in a multiemployer pension plan, it may be required to pay the plan a withdrawal amount, based on the underfunded status of the plan.
The following table outlines the Company's participation in multiemployer pension plans considered to be individually significant (dollar amounts in thousands):

	EIN/Pension Plan Number	Pension Protection Act Reported Status (1)		FIP/RP Status (2)	Company Contributions (3)			Surcharge Imposed (4)	Expiration Date of Collective Bargaining Agreements
					Fiscal Year
Pension Fund		2021	2020		2021	2020	2019
Boilermaker-Blacksmith National Pension Trust	EIN:48-6168020 Plan: 001	Endangered	Critical	Implemented	$3,340	$5,337	$5,651	Yes	Various through 12/31/2021
Contributions to other multiemployer pension plans					97	366	627
Total contributions					$3,437	$5,703	$6,278
(1) The most recent Pension Protection Act reported status available for fiscal 2021 and 2020 is for the plan’s year-end as of December 31, 2020 and 2019, respectively. The zone status is based on information that the Company received from the plan trustee and is certified by the plan’s actuary. A plan is generally classified in critical status if a funding deficiency is projected within four years or five years, depending on other criteria. A plan in critical status is classified in critical and declining status if it is projected to become insolvent in the next 15 or 20 years, depending on other criteria. A plan is classified in endangered status if its funded percentage is less than 80% or a funding deficiency is projected within seven years. If the plan satisfies both of these triggers, it is classified in seriously endangered status. A plan not classified in any other status is classified in the green zone. As of the date the financial statements were issued, Form 5500, which is filed by employee benefit plans to satisfy annual reporting requirements under the Employee Retirement Income Security Act and under the Internal Revenue Code, was not available for the plan year ended in 2020.
(2) The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented.
(3) For the multiemployer pension plan considered to be individually significant, the Company was not listed in the Form 5500 as providing more than 5% of the total contributions for plan years ended December 31, 2019 and 2018.
(4) A multiemployer pension plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge would be at a rate of 5% for the first 12 months and 10% for any periods thereafter. Contributing employers, however, may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable FIP or RP.

11. Share-based Compensation
The Company has two share-based compensation plans, the 2014 Long Term Incentive Plan (the "2014 Plan") and the Amended and Restated 2005 Long Term Incentive Plan (the “2005 Plan”).
The 2014 Plan provides for broad-based equity grants to employees, including executive officers, and members of the board of directors and permits the granting of restricted shares, restricted stock units, performance awards, stock appreciation rights and other stock-based awards. The maximum number of shares that may be issued under the 2014 Plan is 1.5 million shares and, as of February 28, 2021, the Company had approximately 0.8 million shares reserved for future issuance under this plan. The 2005 Plan permitted the granting of stock appreciation rights and other equity-based awards to certain employees. This plan was terminated upon the effective date of the 2014 Plan and no future grants may be made under the 2005 Plan. There were stock appreciation rights granted under the 2005 Plan prior to its termination that remain outstanding, and if exercised, such awards will be settled from the balance of shares available for issuance under the 2005 Plan. As of February 28, 2021, there were 2,711 and 2,724 shares available for issuance for stock appreciation rights under the 2005 Plan and the 2014 Plan, respectively. The 2005 Plan will be formally retired when all remaining outstanding stock appreciation rights are exercised, forfeited or expire. All outstanding stock appreciation rights will expire during fiscal year 2022.
The Company accounts for its share-based employee compensation plans in accordance with ASC 718, Compensation—Stock Compensation. The Company recognizes compensation expense over the requisite service period, which is in line with the applicable vesting period for each share-based award.
Restricted Stock Unit Awards
Restricted stock unit ("RSU") awards are valued at the market price of the Company's common stock on the grant date. Awards generally vest ratably over a period of three years, but these awards may vest earlier in accordance with the Plan’s accelerated vesting provisions. RSU awards have dividend equivalent rights (“DERs”), which entitle holders of RSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the awards vest and shares are issued.
A summary of the Company's RSU award activity (including DERs) for fiscal years 2021, 2020, and 2019 is as follows:

	2021		2020		2019
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	194,946	$44.34	146,532	$48.93	109,777	$56.62
Granted	131,120	28.78	140,070	43.86	84,895	42.05
Vested	(70,913)	45.67	(84,595)	54.63	(38,733)	54.53
Forfeited	(28,707)	36.59	(7,061)	45.30	(9,407)	53.46
Outstanding at end of year	226,446	$35.66	194,946	$44.34	146,532	$48.93
Vested and expected to vest at end of year	224,807	$35.56	193,718	$44.34	146,532	$48.93
The total fair value of RSU awards vested during fiscal years 2021, 2020, and 2019 was $2.3 million, $3.8 million and $2.1 million, respectively.
Performance Share Unit Awards
The Company grants performance share unit ("PSU") awards to certain employees, which also include DERs as described above. These PSU awards have a three-year performance cycle and will vest and become issuable, if at all, on the third anniversary from the award date. The PSU awards granted in fiscal 2019 and fiscal 2020 are subject to the Company’s degree of achievement of a target annual average adjusted return on assets during these three-year periods and, in certain circumstances, vesting is based on the relative performance of a predetermined group of peer companies. In addition, these PSU awards may have vesting conditions or certain vesting multipliers, which are based on the Company’s total shareholder return during such three-year periods in comparison to a defined specific industry peer group. The PSU awards granted in fiscal 2021 are based on the Company's total shareholder return during the three-year period, in comparison to a defined specific industry peer group and include certain vesting multipliers. The Company estimates the fair value of PSU awards with performance and service conditions using the value of the Company's common stock on the date of grant. The Company estimates the fair value of PSU awards with market conditions using a Monte Carlo simulation model on the date of grant.

A summary of the Company’s PSU award activity (including DERs) for fiscal years 2021, 2020, and 2019 is as follows:

	2021		2020		2019
	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at the beginning of year	109,936	$47.75	83,125	$49.74	70,030	$54.59
Granted	69,955	33.22	49,000	46.19	46,183	42.00
Vested	—	—	—	—	(3,378)	46.65
Forfeited	(36,307)	50.57	(22,189)	55.08	(29,710)	49.51
Outstanding at the end of year	143,584	$39.96	109,936	$47.75	83,125	$49.74
The PSU awards in the table above are presented at the face value of the respective grants. However, the number of PSU awards that may ultimately vest can vary in a range 0% to 250% of the face amount of such awards, depending on the outcome of the performance or market vesting conditions, as applicable.
Stock Appreciation Rights
Stock appreciation rights ("SARs") are granted with an exercise price equal to the market value of the Company's common stock on the date of grant. These awards generally have a contractual term of seven years and vested ratably over a period of three years, although some vested immediately on issuance. These awards were valued using the Black-Scholes option pricing model. The Company did not grant any SARs in fiscal year 2021, 2020 or 2019.

A summary of the Company’s SAR activity for fiscal years 2021, 2020 and 2019 is as follows:

	2021		2020		2019
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding at beginning of year	94,826	$44.58	98,184	$44.46	148,513	$43.29
Granted	—	—	—	—	—	—
Exercised	(45,902)	44.00	(2,965)	44.58	(47,484)	40.84
Forfeited	(43,489)	45.10	(393)	43.92	(2,845)	43.92
Outstanding at end of year	5,435	$45.25	94,826	$44.58	98,184	$44.46
Exercisable at the end of year	5,435	$45.25	94,826	$44.58	98,184	$44.46
As of February 28, 2021, the average remaining contractual term for both outstanding and exercisable SARs was 0.34 years and these awards had no intrinsic value.
The following table summarizes additional information about SARs outstanding at February 28, 2021.

Range of Exercise Prices	SARs Outstanding and Exercisable	Average Remaining Life	Weighted Average Exercise Price
44.15 - 44.15	2,711	0.17	$44.15
46.34 - 46.34	2,724	0.51	46.34
44.15 - 46.34	5,435	0.34	$45.25

Directors Grants
The Company granted each of its independent directors a total of 3,174, 2,124 and 1,823 shares of its common stock during fiscal years 2021, 2020 and 2019, respectively. These common stock grants were valued at $33.08, $47.08 and $54.85 per share for fiscal years 2021, 2020 and 2019, respectively, which was the market price of the Company's common stock on the respective grant dates.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan ("ESPP"), which is open to all employees. The ESPP allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "Offering Period"). On the first day of an Offering Period (the “Enrollment Date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the Enrollment Date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year, and the participant may not purchase more than 5,000 shares during any Offering Period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the Offering Period. An aggregate of 1.5 million shares of common stock are authorized for issuance under the ESPP. Of this amount, 1.3 million shares were available for issuance as of February 28, 2021. The Company issues new shares upon purchase through the ESPP.
Share-based Compensation Expense
The following table shows share-based compensation expense and the related income tax benefit included in the consolidated statements of income for fiscal years 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Compensation expense	$7,330	$6,290	$4,659
Income tax benefits	$1,539	$1,321	$978
Unrecognized compensation cost related to unvested stock awards at February 28, 2021 was $9.1 million, which is expected to be recognized over a weighted average period of 1.72 years.
The actual tax benefit/(expense) realized from share-based compensation during fiscal years 2021, 2020 and 2019 was $(0.4) million, $(0.1) million and $(0.3) million, respectively.
The Company’s policy is to issue shares under these plans from the Company’s authorized but unissued shares. The Company has no formal or informal plan to repurchase shares on the open market to satisfy these requirements.
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
A summary of each of the Company's reportable segments is as follows:
Metal Coatings - provides hot dip galvanizing, powder coating, anodizing and plating, and other surface coating applications to the steel fabrication and other industries through facilities located throughout the United States and Canada.
Infrastructure Solutions - provides specialized products and services designed to support industrial and electrical applications. This segment's product offerings include custom switchgear, electrical enclosures, medium and high voltage bus ducts, explosion proof and hazardous duty lighting and tubular products. In addition, this segment focuses on extension of life cycle for the power generation, refining and industrial infrastructure, through automated weld overlay solutions for corrosion and erosion mitigation.

The following tables show information by reportable segment for fiscal years 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Sales:
Metal Coatings	$457,791	$498,989	$440,264
Infrastructure Solutions	381,126	562,828	486,823
Total sales	$838,917	$1,061,817	$927,087

Operating income (loss):
Metal Coatings	$95,946	$107,926	$83,591
Infrastructure Solutions(1)	6,487	32,845	31,332
Corporate	(40,819)	(42,796)	(37,967)
Loss on disposal of business	—	(18,632)	—
Total operating income	$61,614	$79,343	$76,956

(1) Operating income for the Infrastructure Solutions segment for fiscal 2020 includes impairment charges of $9.2 million, of which $7.2 million are included in Selling, general and administrative expense, and $2.0 million are included in Cost of sales.

	2021	2020	2019
Depreciation and amortization:
Metal Coatings	$29,930	$30,042	$29,124
Infrastructure Solutions	12,978	18,414	19,405
Corporate	1,695	1,738	1,716
Total	$44,603	$50,194	$50,245

	2021	2020	2019
Expenditures for acquisitions, net of cash, and property, plant and equipment:
Metal Coatings	$29,305	$81,340	$15,238
Infrastructure Solutions	9,619	9,158	14,475
Corporate	2,574	2,725	2,902
Total	$41,498	$93,223	$32,615
Asset information by segment was as follows as of February 28, 2021 and February 29, 2020 (in thousands):

	2021	2020
Assets:
Metal Coatings	$480,778	$504,632
Infrastructure Solutions	489,986	548,032
Corporate	25,678	21,167
Total assets	$996,442	$1,073,831
Financial Information About Geographical Areas
Financial information about geographical areas for the periods presented was as follows for fiscal years 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Sales:
United States	$711,696	$850,656	$785,194
International	127,221	211,161	141,893
Total	$838,917	$1,061,817	$927,087

	2021	2020
Property, plant and equipment, net:
United States	$180,718	$190,365
Canada	15,007	16,385
Other countries	10,184	6,354
Total	$205,909	$213,104
13. Restructuring and Impairment Charges
Fiscal 2021
During fiscal 2021, the Company executed a plan to divest certain non-core businesses. The Company closed on the sale of its Galvabar business and its AZZ SMS, LLC ("SMS") business, and the board of directors approved a plan to divest certain other businesses within the Company. The Company recorded net proceeds of $8.3 million and a loss on the sale of the Galvabar business, which is included in the Metal Coatings segment, of $1.2 million. During fiscal 2021, the Company completed the sale of SMS, which is included in the Infrastructure Solutions segment, for net proceeds of $4.1 million. The Company recognized impairment charges of $0.9 million for SMS during the second quarter, and an additional loss on sale of $1.9 million during the third quarter of fiscal 2021. The loss of the sale of these businesses are included in "Restructuring and impairment charges" in the consolidated statements of income.
As of February 28, 2021, one additional business in the Infrastructure Solutions segment and one non-operating location in the Metal Coatings segment are classified as held for sale. The assets and liabilities of the businesses expected to be disposed of within the next twelve months are included in "Assets held for sale" in the accompanying consolidated balance sheet. In addition, the Company closed a small number of Metal Coatings locations that were in underperforming and lower growth geographies during fiscal 2021.
During fiscal 2021, the Company recognized certain charges related to the businesses sold, assets held for sale and assets that were abandoned, which are summarized in the table below:

	Year Ended February 28, 2021
	Metal Coatings	Infrastructure Solutions	Total
Write down of assets held for sale to estimated sales price	$2,652	$4,100	$6,752
Write down of assets expected to be abandoned	6,923	—	6,923
Loss on sale of subsidiaries	1,221	1,859	3,080
Write down of excess inventory	—	2,511	2,511
Costs associated with assets held for sale	—	733	733
Total charges	$10,796	$9,203	$19,999
Fiscal 2020
In February 2020, the Company completed the sale of its nuclear logistics business reported within its Infrastructure Solutions segment. The Company received net cash proceeds of $23.6 million and recognized a loss on disposal of $18.6 million, which is included in restructuring and impairment charges in the consolidated statements of income. The strategic decision to divest of the business reflects the Company's longer term strategy to focus on core businesses, markets and on its Metal Coatings segment. The historical annual sales, operating profit and net assets of the nuclear logistics business were not significant enough to qualify the sale as a discontinued operation. Goodwill was allocated to the disposal group on a relative fair value basis. The determination of the amount of goodwill to allocate to the disposal group required significant management judgment regarding future cash flows, discount rates and other market relevant data.
During fiscal year 2020, in conjunction with the divestiture of its nuclear logistics business, the Company exited from the nuclear certified portion of its industrial welding solutions business within the Infrastructure Solutions segment. In conjunction with this divestiture, the Company incurred impairment charges of $9.2 million, of which $2.0 million is included in cost of sales and $7.2 million is included in selling, general and administrative in the consolidated statement of income. The impairment charges are related to certain intangible assets and nuclear specific property, plant and equipment that are no longer being utilized.
During fiscal year 2019, as part of the Company's ongoing efforts to eliminate redundancies in its Metal Coatings segment, the Company consolidated two galvanizing facilities located in the Gulf Coast region of the United States. As a result of the consolidation, the Company recognized restructuring and other related costs of $1.3 million in fiscal 2019, comprised of $0.8 million for fixed asset impairments and $0.5 million for employee severance and other disposal costs. All costs are included in cost of sales in the consolidated statement of income.
As of February 28, 2021 and February 29, 2020, the Company had no restructuring liabilities outstanding.
Assets Held for Sale

The strategic decision to divest both the Galvabar and SMS businesses reflects the Company's long-term strategy to focus on growth within its core businesses. The historical annual sales, operating profit and net assets of these two businesses were not significant enough to qualify as discontinued operations.

Assets and liabilities allocated to assets held for sale are as follows:

February 28, 2021
Assets
Accounts receivable	$2,435
Inventories	907
Contract assets	3,314
Other current assets	153
Property, plant and equipment	1,415
Other assets	42
Goodwill	1,693

Liabilities
Accounts payable	507
Contract liabilities	1,454
Other accrued liabilities	822
Lease liability – long term	2
Total carrying value	7,174
Less: Impairment of carrying value of remaining assets held for sale to estimated sales price	(3,490)
Fair value of disposal group	$3,684
14. Acquisitions
Fiscal 2021
For fiscal year 2021, the Company completed the acquisition of all the assets of Acme Galvanizing, Inc., which was not significant. Accordingly, disclosures of the purchase price allocations and unaudited pro forma results of operations have not been provided. The goodwill arising from this acquisition was allocated to the Metal Coatings segment and is expected to be deductible for income tax purposes. In addition, in conjunction with the acquisition, the Company assumed liabilities related to environmental remediation of approximately $0.6 million.
Fiscal 2020
In April 2019, the Company completed the acquisition of all the outstanding shares of K2 Partners, Inc. ("K2") and Tennessee Galvanizing, Inc. ("Tennessee Galvanizing"), two privately held companies. K2 provides powder coating and electroplating solutions to customers in the Midwest and Southeast from locations in Texas and Florida. Tennessee Galvanizing provides galvanizing solutions to customers throughout the United States. These acquisitions expanded the Company's geographical reach in metal coating solutions and broadened its offerings in strategic markets. The goodwill arising from these acquisitions was allocated to the Metal Coatings segment and is not deductible for income tax purposes.
In August 2019, the Company completed the acquisition of the assets of NuZinc, LLC, a privately held plating company in the Dallas-Fort Worth area. The acquisition increased the Company's capability and capacity in electroplating solutions within its Metal Coatings segment. The goodwill arising from this acquisition was allocated to the Metal Coatings segment and is expected to be deductible for income tax purposes.
In September 2019, the Company completed the acquisition of all the assets of Preferred Industries, Ltd. ("Preferred"), a privately held company based in the Dallas-Fort Worth area. Preferred provides powder and e-coating solutions to the automotive, HVAC, marine, transportation, medical, industrial, and plastics industries. The acquisition broadened the Company's offerings and expanded its network of surface technology plants. This goodwill arising from this acquisition was included in the Metal Coatings segment and is expected to be deductible for income tax purposes.
The following table summarizes the fair values of the assets acquired and liabilities assumed, in aggregate, related to the acquisitions in fiscal 2020, as of the date of each respective acquisition (in thousands):

Assets
Accounts receivable	$4,591
Inventories	1,830
Prepaid expenses and other	22
Property, plant and equipment	5,336
Intangibles	15,512
Goodwill	39,419
Liabilities
Accounts payable and other accrued liabilities	(1,575)
Contingent consideration	(2,000)
Deferred income taxes	(2,507)
Total purchase price	$60,628
In addition to the initial cash payment upon closing for the K2 acquisition, contingent consideration of up to $2.0 million is payable based on the achievement of specified operating results over the three-year period following completion of the acquisition.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of each respective acquisition (in thousands):

	Fair Value	Useful Life
Customer relationships	$15,360	15 years
Non-compete agreements	152	3 years
Total intangible assets	$15,512
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
Fiscal 2019
In March 2018, the Company purchased certain assets through a bankruptcy sales process from Lectrus Corporation, a privately-held corporation based in Chattanooga, Tennessee. Lectrus designs and manufactures custom electrical metal enclosures and provides electrical and mechanical integration. This acquisition expanded the Company's market reach to the Southwest states, brought additional capability to process large, multi-segment enclosures in Lectrus' large manufacturing facility and complemented AZZ's current metal enclosure businesses in the Infrastructure Solutions segment.
Supplemental Disclosures
During fiscal 2021, 2020 and 2019, the Company paid approximately $4.4 million, $60.6 million and $8.0 million, respectively, for these acquisitions, net of cash acquired, and expensed acquisition related costs of approximately $0, $0.8 million and $0.2 million, respectively.
The goodwill resulting from these acquisitions during fiscal 2021, 2020 and 2019 consists largely of the Company’s expected future product and services sales and synergies from combining the products and services and technology with the Company’s existing product and services portfolio.
For fiscal year 2019, the acquisitions were not significant individually or in the aggregate. Accordingly, disclosures of the purchase price allocations and unaudited pro forma results of operations have not been provided.
15. Commitments and Contingencies
Legal
The Company and its subsidiaries are named defendants and plaintiffs in various routine lawsuits incidental to our business.  These proceedings include labor and employment claims, use of the Company’s intellectual property, worker’s compensation, environmental  matters, and various commercial disputes, all arising in the normal course of business. As discovery progresses on all outstanding legal matters, the Company will continue to evaluate opportunities to either settle the disputes for nuisance value or potentially enter into mediation as a way to resolve the disputes prior to trial. As the pending cases progress through additional discovery and potential mediation, our assessment of the likelihood of an unfavorable outcome on the pending lawsuits may change. Although the outcome of these lawsuits or other proceedings cannot be predicted with certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other matters cannot be predicted at this time, management, after consultation with legal counsel believes it has strong defenses to all of these matters and does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or cash flows.
Commodity pricing
As of February 28, 2021, the Company had non-cancelable forward contracts to purchase approximately $50.0 million of zinc at various volumes and prices. All such contracts expire in fiscal 2022. The Company had no other contracted commitments for any other commodities including steel, aluminum, natural gas, copper, zinc, nickel based alloys, except for those entered into under the normal course of business.
Other
As of February 28, 2021, the Company had total outstanding letters of credit in the amount of $24.7 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods. In addition, as of February 28, 2021, a warranty reserve in the amount of $4.1 million was established to offset any future warranty claims.
16. Selected Quarterly Financial Data (Unaudited)

	Quarter ended
	May 31, 2020	August 31, 2020	November 30, 2020	February 28, 2021
	(in thousands, except per share data)
Sales	$213,293	$203,372	$226,623	$195,629
Gross profit	42,208	46,094	54,675	45,770
Net income (loss) (1)	5,541	(1,790)	19,703	16,160
Basic net income (loss) per share (2)	0.21	(0.07)	0.76	0.64
Diluted net income (loss) per share (2)	0.21	(0.07)	0.76	0.63

	Quarter ended
	May 31, 2019	August 31, 2019	November 30, 2019	February 29, 2020 (3)
	(in thousands, except per share data)
Sales	$289,123	$236,190	$291,139	$245,365
Gross profit	66,107	52,686	67,331	51,104
Net income	21,284	15,558	22,035	(10,643)
Basic net income per share (2)	0.81	0.59	0.84	(0.41)
Diluted net income per share (2)	0.81	0.59	0.84	(0.41)
(1) During fiscal 2021, the Company recorded restructuring and impairment charges of $20.0 million related to its plan to divest certain non-
core businesses. See Note 13 for information related to these charges.
(2) Basic and diluted net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.
(3) During the fourth quarter of fiscal 2020, the Company recorded a loss on disposal of $18.6 million related to the sale of its nuclear logistics business and recorded an impairment charge of $9.2 million related to the Company's exit from the nuclear certified portion of its industrial welding solutions business.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company's management, with the participation of its principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act"), the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and were effective as of the end of the period covered by this Form 10-K to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Controls Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management, with the participation of its principal executive officer and principal financial officer assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management concluded that the Company maintained effective internal control over financial reporting as of February 28, 2021.
Remediation of Material Weakness

As previously disclosed in the Company’s Annual Report on Form 10-K for fiscal year 2020, management identified a material weaknesses in its internal control over financial reporting related to the Company’s accounting for income taxes. As of February 28, 2021, management determined that this material weakness had been fully remediated as further described below.

The remediation steps management undertook were as follows:

i.new controls over the preparation of the Company’s income tax provision and related disclosures, including enhanced management review controls, as well as oversight regarding key aspects of the income tax provision work papers and the Company’s income tax compliance program; and
ii.the addition of personnel with strong tax provision experience, additional training for impacted employees, and the engagement of a third-party to review and assist with the remediation plan.

During the fiscal year 2021, the remediation measures described above were satisfactorily implemented and management was able to successfully test the operating effectiveness of such controls and remediation efforts over a period of several fiscal quarters. As a result of the testing efforts, management was able to conclude that its internal control over financial reporting related to the review and ongoing accounting for income taxes was effective as of February 28, 2021 and that the material weakness has been fully remediated.
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

Changes in Internal Controls Over Financial Reporting
Except as noted above, there have been no changes in the Company's internal control over financial reporting during the three months ended February 28, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with regard to executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
Information regarding directors of AZZ required by this Item is incorporated by reference to the section entitled “Election of Directors” set forth in the Proxy Statement for our 2021 Annual Meeting of Shareholders.
The information regarding compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement for our 2021 Annual Meeting of Shareholders.
Information regarding our audit committee financial experts and code of ethics and business conduct required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Proxy Statement for our 2021 Annual Meeting of Shareholders.
No director or nominee for director has any family relationship with any other director or nominee or with any executive officer of our company.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Fees Paid to Directors” set forth in our Proxy Statement for our 2021 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management” set forth in the Proxy Statement for our 2021 Annual Meeting of Shareholders.
Equity Compensation Plan
The following table provides a summary of information as of February 28, 2021, relating to our equity compensation plans in which our common stock is authorized for issuance.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders(1)	375,465	'(2)	$45.25	'(3)	2,122,564	'(4)

(1)Consists of the Amended and Restated 2005 Long-Term Incentive Plan ("2005 Plan"), the 2014 Long-Term Incentive Plan ("2014 Plan") and the 2018 Employee Stock Purchase Plan ("2018 ESPP"). See Note 11 in Part II. Item 8 of this Annual Report on Form 10-K for further information.
(2)Consists of outstanding awards, including 226,446 RSUs and 143,584 PSUs and 5,435 SARs.
(3)The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding SARs and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs or PSUs, which have no exercise price.
(4)Consists of (i) 827,608 shares remaining available for future issuance under the 2014 Plan; (ii) 2,711 shares available under the 2005 Plan and (iii) 1,292,245 shares remaining available for issuance under the 2018 ESPP.

Description of Other Plans for the Grant of Equity Compensation
Long Term Incentive Plans
The description of the 2005 Plan, 2014 Plan and 2018 ESPP provided in Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K are incorporated by reference under this Item.

Item 13. Certain Relationships and Related transactions, and Director Independence
The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” set forth in the Proxy Statement for our 2021 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
Information required by this Item is incorporated by reference to the sections entitled “Other Business – Independent Auditor Fees” and “Other Business – Pre-approval of Non-audit Fees” set forth in our Proxy Statement for our 2021 Annual Meeting of Shareholders.

PART IV

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc.
(Registrant)

April 23, 2021	By: /s/ Thomas E. Ferguson
Thomas E. Ferguson, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

April 23, 2021	/s/ Daniel R. Feehan
Daniel R. Feehan Chairman of the Board of Directors

April 23, 2021	/s/ Thomas E. Ferguson
Thomas E. Ferguson President, Chief Executive Officer and Director (Principal Executive Officer)

April 23, 2021	/s/ Philip A. Schlom
Philip A Schlom, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

April 23, 2021	/s/ Daniel E. Berce
Daniel E. Berce Director

April 23, 2021	/s/ Paul Eisman
Paul Eisman Director

April 23, 2021	/s/ Venita McCellon-Allen
Venita McCellon-Allen Director

April 23, 2021	/s/ Ed McGough
Ed McGough Director

April 23, 2021	/s/ Steven R. Purvis
Steven R. Purvis Director

April 23, 2021	/s/ Carol R. Jackson
Carol R. Jackson Director

April 23, 2021	/s/ Clive A. Grannum
Clive A. Gannum Director

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

1.Consolidated Financial Statements

2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Formation of AZZ Inc.	8-K	3.1	7/14/15
3.2		Amended and Restated Bylaws of AZZ Inc.	8-K	3.2	7/14/15
4.1		Form of Stock Certificate	10-Q	4.1	10/13/00
10.1		Amended and Restated Credit Agreement, dated March 21, 2017 by and among AZZ Inc. as borrower, Bank of America N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lender's party thereto	8-K	10.1	3/24/17
10.2		Note Purchase Agreement, dated as of January 20, 2011, by and among AZZ incorporated and the purchasers identified therein	8-K	10.1	1/21/11
10.3		Note Purchase Agreement, by and among AZZ Inc. and the purchasers identified therein	10-Q	10.6	10/13/20
10.4	*	AZZ incorporated Amended and Restated 2005 Long-Term Incentive Plan	DEF 14A	Appendix A	6/4/08
10.5	*	Form of AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Directors	10-Q	10.53	9/28/04
10.6	*	Form of AZZ incorporated Fiscal Year 2005 Stock Appreciation Rights Plan for Key Employees	10-Q	10.54	9/28/04
10.7	*	AZZ Inc. 2014 Long-Term Incentive Plan	DEF 14A	Appendix A	5/29/14
10.8	*	First Amendment to AZZ Inc. 2014 Long Term Incentive Plan	8-K	10.2	1/21/16
10.9	*	Amended Form of Restricted Share Unit Award Agreement	8-K	10.4	1/21/16
10.10	*	Amended Form of Stock Appreciation Rights Award Agreement	8-K	10.5	1/21/16
10.11	*	Amended Form of Performance Award Agreement	8-K	10.6	1/21/16
10.12	*	AZZ Inc. Senior Management Bonus Plan	DEF 14A	Appendix B	5/28/15
10.13	*	First Amendment to Senior Management Bonus Plan	8-K	10.3	1/21/16
10.14	*	AZZ Inc. 2018 Employee Stock Purchase Plan	DEF 14A	Appendix A	5/25/18

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date
10.15	*	Second Amended and Restated Employment Agreement between AZZ Inc. and Mr. Tom Ferguson, dated as of October 3, 2019	8-K	10.1	10/7/19

10.16	*	Change in Control Agreement by and between AZZ incorporated and Thomas Ferguson, dated as of November 4, 2013	8-K	10.2	11/7/13
10.17	*	Employment Agreement by and between AZZ Inc. and Philip Schlom	8-K	10.1	11/4/20
10.18	*	Change in Control Agreement by and between AZZ Inc. and Philip Schlom	8-K	10.2	11/4/20
10.19	*	Employment Agreement between AZZ Inc. and Mr. Kenneth Lavelle, dated as of January 9, 2020	8-K	10.1	1/10/20
10.20	*	Form of Change in Control Agreement by and between AZZ incorporated and certain officers thereof	10-K	10.18	5/24/02
10.21	*	AZZ Inc. Compensation Recovery Policy	8-K	10.1	1/21/16
10.22	*	AZZ Inc. Severance Pay Plan	8-K	10.1	10/3/17
14.1		Code of Conduct. AZZ Inc. Code of Conduct may be accessed via the Company’s Website at www.azz.com.
21.1	+	Subsidiaries of the Registrant
23.1	+	Consent of Grant Thornton LLP
23.2	+	Consent of BDO, LLP
31.1	+	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	+	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Extension Schema Document
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document
104		XBRL Taxonomy Extension Presentation Linkbase Document
* Indicates management contract, compensatory plan or arrangement
+ Indicates filed herewith