Form 10-Q
period 2021-05-31
AZZ INC
filed 2021-07-09
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of June 30, 2021 the registrant had outstanding 25,071,582 shares of common stock; $1.00 par value per share.

AZZ INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	May 31, 2021	February 28, 2021
Assets
Current assets:
Cash and cash equivalents	$12,403	$14,837
Accounts receivable (net of allowance for credit losses of $5,362 as of May 31, 2021 and $5,713 as of February 28, 2021)	134,531	128,127
Inventories:
Raw material	92,283	86,913
Work-in-process	6,214	4,453
Finished goods	1,453	1,546
Contract assets	71,185	58,056
Prepaid expenses and other	11,211	5,876
Assets held for sale	5,628	3,684
Total current assets	334,908	303,492
Property, plant and equipment, net	207,689	205,909
Operating lease right-of-use assets	48,698	37,801
Goodwill	354,839	353,881
Intangibles and other assets, net	93,105	95,359
Total assets	$1,039,239	$996,442
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$48,831	$41,034
Income tax payable	4,778	—
Accrued salaries and wages	16,614	22,606
Other accrued liabilities	36,278	27,136
Customer deposits	421	348
Contract liabilities	17,098	16,138
Lease liability, short-term	7,174	6,588
Total current liabilities	131,194	113,850
Debt due after one year, net	185,435	178,419
Lease liability, long-term	40,702	32,629
Deferred income taxes	38,467	39,283
Other long-term liabilities	6,030	8,969
Total liabilities	401,828	373,150
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par, shares authorized 100,000; 25,071 shares issued and outstanding at May 31, 2021 and 25,108 shares issued and outstanding at February 28, 2021	25,071	25,108
Capital in excess of par value	75,600	75,979
Retained earnings	559,173	547,289
Accumulated other comprehensive loss	(22,433)	(25,084)
Total shareholders’ equity	637,411	623,292
Total liabilities and shareholders' equity	$1,039,239	$996,442
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended May 31,
	2021	2020

Sales	$229,826	$213,293
Cost of sales	171,899	171,085
Gross margin	57,927	42,208

Selling, general and administrative	27,215	27,890
Operating income	30,712	14,318

Interest expense	1,697	2,634
Other (income) expense, net	(969)	1,456
Income before income taxes	29,984	10,228
Income tax expense	7,647	4,687
Net income	$22,337	$5,541
Earnings per common share
Basic earnings per share	$0.89	$0.21
Diluted earnings per share	$0.88	$0.21

Cash dividends declared per common share	$0.17	$0.17
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended May 31,
	2021	2020

Net income	$22,337	$5,541
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax of $0	2,581	(1,039)
Interest rate swap, net of income tax of $0 and $7, respectively	—	(14)
Other comprehensive income (loss)	2,581	(1,053)
Comprehensive income	$24,918	$4,488
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended May 31,
	2021	2020
Cash Flows From Operating Activities
Net income	$22,337	$5,541
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	(218)	129
Amortization and depreciation	11,084	11,668
Deferred income taxes	(892)	(2,147)
Net (gain) loss on sale of property, plant and equipment	(15)	40
Amortization of deferred borrowing costs	139	135
Share-based compensation expense	1,811	1,766
Effects of changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(7,966)	8,721
Inventories	(8,254)	(4,449)
Prepaid expenses and other	(5,419)	(941)
Other assets	(778)	123
Net change in contract assets and liabilities	(9,839)	3,168
Accounts payable	6,321	(15,328)
Other accrued liabilities and income taxes payable	2,749	(19,610)
Net cash provided by (used in) operating activities	11,060	(11,184)
Cash Flows From Investing Activities
Proceeds from sale of property, plant and equipment	23	—
Purchase of property, plant and equipment	(7,489)	(10,847)
Net cash used in investing activities	(7,466)	(10,847)
Cash Flows From Financing Activities
Payments for taxes related to net share settlement of equity awards	(2,101)	(539)
Proceeds from revolving loan	35,000	76,000
Payments on revolving loan	(28,000)	(60,000)
Repurchase and retirement of treasury stock	(6,264)	—
Payments of dividends	(4,245)	(4,425)
Net cash (used in) provided by financing activities	(5,610)	11,036
Effect of exchange rate changes on cash	(418)	722
Net decrease in cash and cash equivalents	(2,434)	(10,273)
Cash and cash equivalents at beginning of period	14,837	36,687
Cash and cash equivalents at end of period	$12,403	$26,414

Supplemental disclosures
Cash paid for interest	$394	$869
Cash paid for income taxes	$1,322	$11
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended May 31, 2021
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance at February 28,2021	25,108	$25,108	$75,979	$547,289	$(25,084)	$623,292
Share-based compensation expense	—	—	1,811	—	—	1,811
Common stock issued under stock-based plans and related income tax expense	89	89	(2,190)	—	—	(2,101)
Repurchase and retirement of common stock	(126)	(126)	—	(6,138)	—	(6,264)
Cash dividends paid	—	—	—	(4,245)	—	(4,245)
Net income	—	—	—	22,337	—	22,337
Foreign currency translation	—	—	—	(70)	2,651	2,581
Balance at May 31, 2021	25,071	$25,071	$75,600	$559,173	$(22,433)	$637,411

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended May 31, 2020
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance at February 28, 2020	26,148	$26,148	$66,703	$572,414	$(30,899)	$634,366
Share-based compensation	—	—	1,766	—	—	1,766
Common stock issued under stock-based plans and related income tax expense	47	47	(586)	—	—	(539)
Cash dividends paid	—	—	—	(4,425)	—	(4,425)
Net income	—	—	—	5,541	—	5,541
Foreign currency translation	—	—	—	—	(1,039)	(1,039)
Interest rate swap	—	—	—	—	(14)	(14)
Balance at May 31, 2020	26,195	$26,195	$67,883	$573,530	$(31,952)	$635,656
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The Company and Basis of Presentation
AZZ Inc. (“AZZ”, the “Company”, "our" or “we”) was established in 1956 and incorporated under the laws of the state of Texas. The Company is a global provider of metal coating solutions, welding solutions, specialty electrical equipment and highly engineered services to the power generation, transmission, distribution, refining and industrial markets. The Company has two distinct operating segments: the Metal Coatings segment and the Infrastructure Solutions segment. AZZ Metal Coatings provides hot dip galvanizing, spin galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries through facilities located throughout the United States and Canada. AZZ Infrastructure Solutions is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in markets worldwide.
Presentation
The accompanying condensed consolidated balance sheet as of February 28, 2021 was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2021, included in the Company’s Annual Report on Form 10-K covering such period. Certain previously reported amounts have been reclassified to conform to current period presentation.
The Company's fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ending February 28, 2022 is referred to as fiscal 2022.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of May 31, 2021, the results of its operations for the three months ended May 31, 2021 and 2020, and cash flows for the three months ended May 31, 2021 and 2020. The interim results reported herein are not necessarily indicative of results for a full year. Certain previously reported amounts have been reclassified to conform to current period presentation.
Coronavirus (COVID-19)
In March 2020, the World Health Organization declared the viral strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 and the resulting economic contraction has resulted in increased business uncertainty. The Company continues to be impacted by the inability for its Infrastructure Solutions Industrial platform to access certain customer sites to perform services, temporary slow-downs in order placements in the Infrastructure Solutions Electrical platform, and increased costs associated with maintaining safe operations across the entire business. The Company has been able to remain open during the entirety of the pandemic to service its customers. The Company cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact its consolidated balance sheet, statements of operations or statements of cash flows for fiscal year 2022 or beyond.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes ("ASU 2019-12"). This standard is intended to simplify the accounting and disclosure requirements for income taxes by eliminating various exceptions in accounting for income taxes as well as clarifying and amending existing guidance to improve consistency in the application of ASC 740. The standard was effective for the Company in the first quarter of its fiscal 2022. The Company adopted ASU 2019-12 in the first quarter of fiscal 2022 and the adoption did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
In March 2020 and as clarified in January 2021, the FASB issued Accounting Standards Update No. (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial

Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective immediately for all entities. An entity may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date between March 12, 2020 and December 31, 2022. The Company adopted ASU 2020-04 in the first quarter of fiscal 2022 and the adoption did not have a material impact on its financial condition, results of operations, and cash flows.

2.Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if stock awards vested and were converted into common shares during the period.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended May 31,
	2021	2020
Numerator:
Net income for basic and diluted earnings per common share	$22,337	$5,541
Denominator:
Denominator for basic earnings per common share–weighted average shares	25,051	26,157
Effect of dilutive securities:
Employee and director equity awards	219	35
Denominator for diluted earnings per common share	25,270	26,192
Earnings per share basic and diluted:
Basic income per common share	$0.89	$0.21
Diluted income per common share	$0.88	$0.21

For the three months ended May 31, 2021, 154,259 shares were excluded from the calculation of diluted EPS because the effect would be antidilutive. These shares could be dilutive in future periods.

3.Sales
Disaggregated Sales
The following table presents disaggregated sales by customer industry (in thousands):

	Three Months Ended May 31,
	2021	2020
Sales:
Industrial	$153,983	$130,109
Transmission and distribution	43,667	49,057
Power generation	32,176	34,127
Total sales	$229,826	$213,293
See Note 4 for sales information by segment.

Contract Liabilities
The following table shows the changes in contract liabilities for the three months ended May 31, 2021 and 2020, respectively (in thousands):

	2021	2020
Balance at February 28/29,	$16,138	$18,418
Contract liabilities added during the period	12,375	4,796
Sales recognized during the period	(11,415)	(5,849)
Balance at May 31,	$17,098	$17,365

The Company did not record any sales for the three months ended May 31, 2021 or 2020 related to performance obligations satisfied in prior periods. The increases or decreases in accounts receivable, contract assets, and contract liabilities during the three months ended May 31, 2021 and 2020 were due primarily to normal timing differences between the Company’s performance and customer payments in fiscal 2021.
The Company expects to recognize sales, related to the $17.1 million balance of contract liabilities as of May 31, 2021 of approximately $12.1 million, $4.7 million, $0.2 million and $0.1 million in fiscal 2022, 2023, 2024 and 2025, respectively.

4.Operating Segments
Segment Information

The Company has two distinct operating segments: the Metal Coatings segment and the Infrastructure Solutions segment.

The Metal Coatings segment provides hot dip galvanizing, spin galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries through facilities located throughout the United States and Canada. Hot dip galvanizing is a metallurgical process in which molten zinc reacts to steel. The zinc alloying provides corrosion protection to fabricated steel for extended periods of up to 50 years.

The Infrastructure Solutions segment provides specialized products and services designed to support primarily industrial and electrical applications. The product offerings include custom switchgear, electrical enclosures, medium and high voltage bus ducts, explosion proof and hazardous duty lighting and tubular products. The Infrastructure Solutions segment also focuses on life-cycle extension for the power generation, refining and industrial infrastructure, through providing automated weld overlay solutions for corrosion and erosion mitigation.

Sales and operating income by segment for each period were as follows (in thousands):

	Three Months Ended May 31,
	2021	2020
Sales:
Metal Coatings	$127,735	$118,991
Infrastructure Solutions	102,091	94,302
Total sales	$229,826	$213,293

Operating income:
Metal Coatings	$31,576	$25,085
Infrastructure Solutions	9,624	(1,048)
Corporate	(10,488)	(9,719)
Total operating income	$30,712	$14,318

Asset balances by segment for each period were as follows (in thousands):

	May 31, 2021	February 28, 2021
Total assets:
Metal Coatings	$490,326	$480,778
Infrastructure Solutions	521,428	489,986
Corporate	27,485	25,678
Total	$1,039,239	$996,442
Financial Information About Geographical Areas
The following table presents sales by geographic region for each period (dollars in thousands):

	Three Months Ended May 31,
	2021	2020
Sales:
United States	$191,116	$190,842
International	38,710	22,451
Total	$229,826	$213,293

The following table presents fixed assets by geographic region for each period (dollars in thousands):

	May 31, 2021	February 28, 2021
Property, plant and equipment, net:
United States	$180,004	$180,718
Canada	14,953	15,007
Other countries	12,732	10,184
Total	$207,689	$205,909

5.Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on certain delivered products. The warranty accrual is included in "Other accrued liabilities" on the condensed consolidated balance sheets. Management monitors established reserves and adjusts warranty estimates based upon the progression of resolution activities with the Company's customers. Warranties typically cover non-conformance to customer specifications or defects in material and workmanship.
The following table shows the changes in the warranty reserves for the three months ended May 31, 2021 (dollars in thousands):

Balance at February 28, 2021	$4,079
Warranty costs incurred	(112)
Additions charged to income	170
Balance at May 31, 2021	$4,137

6.Debt
The Company's debt consisted of the following for each of the periods presented (dollars in thousands):

	May 31, 2021	February 28, 2021
2017 Revolving Credit Facility	$36,000	$29,000
2020 Senior Notes	150,000	150,000
Total debt, gross	186,000	179,000
Unamortized debt issuance costs	(565)	(581)
Total debt, net	185,435	178,419
Less amount due within one year	—	—
Debt due after one year, net	$185,435	$178,419

The Company's debt agreements require the Company to maintain certain financial ratios, of which the most restrictive is a debt to EBITDA leverage ratio of at least 3.25 to 1.00. As of May 31, 2021, the Company was in compliance with all covenants or other requirements set forth in the debt agreements.
7.Leases
The Company is a lessee under various operating leases for facilities and equipment. Supplemental information related to the Company's portfolio of operating leases was as follows (dollars in thousands):

	Three Months Ended May 31,
	2021	2020
Operating cash flows from operating leases included in lease liabilities	$2,299	$2,119
Lease liabilities obtained from new ROU assets - operating	12,661	204
Weighted-average remaining lease term - operating leases (years)	8.4	7.6
Weighted-average discount rate - operating leases	4.6%	5.0%
Operating and financing cash flows from financing leases included in lease liabilities	18	—
Lease liabilities obtained from new ROU assets - financing	—	—
Weighted-average remaining lease term - financing leases (years)	4.3	—
Weighted-average discount rate - financing leases	4.3%	—%
The following table outlines the classification of lease expense in the statements of income (dollars in thousands):

	Three Months Ended May 31,
	2021	2020
Cost of sales	$2,546	$3,225
Selling, general and administrative	1,130	1,249
Total lease expense	$3,676	$4,474

As of May 31, 2021, maturities of the Company's lease liabilities were as follows (dollars in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2022 (remaining 9 months)	$6,896	$53	$6,949
2023	8,709	71	8,780
2024	7,818	71	7,889
2025	6,777	68	6,845
2026	5,330	14	5,344
Thereafter	21,962	—	21,962
Total lease payments	57,492	277	57,769
Less imputed interest	(9,872)	(21)	(9,893)
Total	$47,620	$256	$47,876
8.Income Taxes
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. With respect to the CARES Act, the Company benefited from the deferral of certain payroll taxes through the end of calendar year 2020 and the technical correction with respect to qualified improvement property.

The provision for income taxes reflects an effective tax rate of 25.5% for the three months ended May 31, 2021, as compared to 45.8% for the respective prior year comparable period. The decrease in the effective tax rate was primarily attributable to the unfavorable impact of COVID-19 on book earnings in the prior year quarter compared to the current quarter ended May 31, 2021. The Company recorded discrete items in the first quarter of the prior year and the current year; however, since book income was significantly lower in the prior year, the effective tax rate was impacted more significantly by the discrete items.

9.    Equity
On November 10, 2020, the Company's Board of Directors authorized a $100 million share repurchase program pursuant to which the Company may repurchase its Common Stock (the “2020 Share Authorization”). Repurchases under the 2020 Share Authorization will be made through open market and/or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when the Company might otherwise be precluded from doing so.
During the three months ended May 31, 2021, the Company repurchased 125,770 of its common shares in the amount of $6.3 million at an average purchase price of $49.80 under the 2020 Share Authorization.

10.     Assets Held for Sale

The Company has been executing a plan to divest certain non-core businesses. The strategic decision to divest of these businesses reflects the Company's long-term strategy to become a more focused metal coatings company. The historical annual sales, operating profit and net assets of these businesses were not significant enough to qualify as discontinued operations.

Assets and liabilities allocated to the disposal group are as follows:

As of May 31, 2021
Assets
Accounts receivable	$4,715
Inventories	2,600
Contract assets	2,204
Other current assets	186
Property, plant and equipment	1,348
Other assets	43
Goodwill	1,693

Liabilities
Accounts payable	856
Contract liabilities	1,926
Other accrued liabilities	877
Lease liability – long term	12
Total carrying value	9,118
Less: Impairment of carrying value of remaining assets held for sale to estimated sales price	(3,490)
Fair value of disposal group	$5,628
11. Commitments and Contingencies
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
12.     Subsequent Event

On July 8, 2021, the Company refinanced its current un-secured revolving credit facility, which was scheduled to mature in March 2022, with a new five-year un-secured revolving credit facility under that certain credit agreement, dated July 8, 2021 by and among the Company, borrower, Citibank, N.A., as administrative agent and the other agents and lender parties thereto (the “2021 Credit Agreement”). The 2021 Credit Agreement matures in July 2026 and includes the following significant terms;

i.provides for a senior un-secured revolving credit facility with a principal amount of up to $400.0 million revolving loan commitments, and includes an additional $200.0 million uncommitted incremental accordion facility,
ii.interest rate margin ranges from 87.5 bps to 175 bps for Eurodollar Rate loans, and from 0.0 bps to 75 bps for Base Rate loans, depending on leverage ratio of the Company and its consolidated subsidiaries as a group,
iii.includes a letter of credit sub-facility up to $85.0 million for the issuance of standby and commercial letters of credit,

iv.includes a $50.0 million sublimit for swing line loans,
v.includes customary representations and warranties, affirmative covenants and negative covenants, and events of default, including restrictions on incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions, carve-outs and baskets, and
vi.includes a maximum leverage ratio financial covenant and an interest coverage ratio financial covenant, each to be tested at quarter end.

The proceeds of the loans under the 2021 Credit Agreement will be used primarily to finance working capital needs, capital improvements, dividends, future acquisitions and general corporate purposes.

The foregoing summary of certain terms and provisions of the 2021 Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the 2021 Credit Agreement, a copy of which is attached hereto as Exhibit 10.3 to this Form 10-Q and is incorporated herein by reference.

.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," 'anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Quarterly Report may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand for our products and services, including demand by the metal coatings market, power generation markets, electrical transmission and distribution markets, and the industrial markets. In addition, within each of the markets we serve, our customers and our operations could potentially be adversely impacted by the ongoing coronavirus ("COVID-19") pandemic. We could also experience fluctuations in prices and raw material cost, including zinc and natural gas, which are used in the hot dip galvanizing process; supply-chain vendor delays; customer requested delays of our products or services; delays in additional acquisition opportunities; currency exchange rates; adequacy of financing; availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; economic volatility or changes in the political stability in the United States and other foreign markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business in AZZ's Annual Report on Form 10-K for the fiscal year ended February 28, 2021 and other filings with the SEC, available for viewing on AZZ's website at www.azz.com and on the SEC's website at www.sec.gov.
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
The following discussion should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, and with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Results of Operations
Strategy
We have a developed strategy and periodically review our strategy against our performance, market conditions and competitive threats. During the third quarter of fiscal 2021, we publicly announced strategic and financial initiatives to enhance shareholder value. These initiatives include a comprehensive Board-led review of our portfolio and capital allocation and the engagement of leading independent financial, legal and tax advisors in support of this review. We have continued these initiatives in fiscal 2022. These actions will allow us to accelerate the strategy to become a more focused metal coatings company, which we believe will more rapidly enhance shareholder value.
Coronavirus (COVID-19)

The continued uncertainty associated with COVID-19 did not have a material adverse effect on our results of operations for the three months ended May 31, 2021. While we continue to support our customers, there remains uncertainties regarding the duration and, to what extent, if any, that the COVID-19 pandemic, or newly identified variants, will ultimately have on the demand for our products and services or with our supply chain. We continue to monitor the situation as information becomes readily available and continue to take actions to provide for the safety of our personnel, and to support the requirements under the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency ("CISA").

Our operations remain open globally and the impact to our personnel and operations has been limited by the effects of COVID-19. The most significant impact to us has been our ability to serve customers at their business locations. We have experienced limited customer order deferrals, but there have been few outright customer order cancellations. During the first quarter of fiscal 2022, we continued to see improvement in sales and operating income in both of our operating segments. While governments have taken actions, including the approval of vaccines to limit the impacts of COVID-19, we cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact our consolidated balance sheet, statements of income or statements of cash flows for fiscal year 2022.

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on an evaluation of the CARES Act, we qualified for the deferral of payroll and other tax payments.
Overview
We have two distinct operating segments, the Metal Coatings segment and the Infrastructure Solutions segment. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment.  We use sales and operating income by segment to evaluate our segments.  Segment operating income consists of sales less cost of sales and selling, general and administrative expenses that are specifically identifiable to a segment. For a reconciliation of segment operating income to consolidated operating income, see Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
During the three months ended May 31, 2021, we continue to execute a plan to divest certain non-core businesses, which was approved by the board of directors in fiscal 2021. As of May 31, 2021, one business in our Infrastructure Solutions segment is classified as held for sale. In addition, one non-operating location in our Metal Coatings segment is classified as held for sale. The assets and liabilities of these locations are expected to be disposed of within the next twelve months, and are included in "Assets held for sale" in the accompanying consolidated balance sheet.
Orders and Backlog

Our backlog relates entirely to our Infrastructure Solutions segment and excludes transaction taxes for certain foreign subsidiaries. As of May 31, 2021, backlog remained flat to February 28, 2021, at $186.1 million. Our backlog decreased $19.3 million, or 9.4%, as compared to $205.4 million for the same period in the prior fiscal year. The decrease in backlog is primarily due to the continued impact of COVID-19, which resulted in a decrease in bookings and sales over the past 12 months, and, to a lesser extent, divestitures that occurred in fiscal 2021. For the three months ended May 31, 2021, backlog was favorably impacted by an increase in our incoming net bookings of $54.9 million, or 31.4%, compared to same period of fiscal 2021, due to a decrease in some COVID-19 related restrictions during the quarter. The decrease in restrictions also favorably impacted our book-to-sales ratio, which increased to 1.00, from 0.82. The decrease in backlog was also due to an increase in sales recognized in the current quarter compared to the prior quarter, primarily related to sales recognized in the current quarter for certain large international projects for which bookings were recorded in prior years.

The table below includes the progression of backlog (dollars in thousands):

	Period Ended		Period Ended
Backlog	2/28/2021	$186,119	2/28/2020	$243,799
Net bookings		229,805		174,865
Sales recognized		(229,826)		(213,293)
Backlog	5/31/2021	$186,098	5/31/2020	$205,371
Book to sales ratio		1.00		0.82
Segment Sales
The following table reflects the breakdown of sales by segment (dollars in thousands):

	Three Months Ended May 31,
	2021	2020
Sales:
Metal Coatings	$127,735	$118,991
Infrastructure Solutions	102,091	94,302
Total sales	$229,826	$213,293

For the three months ended May 31, 2021, consolidated sales increased $16.5 million, or 7.8%, as compared to the same period in fiscal 2021. Sales for the Metal Coatings segment increased $8.7 million, or 7.3%, for the three months ended May 31, 2021, as compared to the same period in fiscal 2021. The increase was primarily due to improved price realization for our superior quality and service, the acquisition of a metal coatings facility in the fourth quarter of fiscal 2021 and the improved performance of our surface technology offerings. The volume of steel processed remained steady in the current quarter, compared to the prior year quarter. Sales for the Infrastructure Solutions segment increased $7.8 million, or 8.3%, for the three months ended May 31, 2021 as compared to the same period in fiscal 2020. The increase was primarily related to an improvement in the spring turnaround season in the Industrial platform (as the prior year was significantly impacted by COVID-19), partially offset by a decrease related to a divestiture in the third quarter of fiscal 2021. In the Electrical platform, sales decreased compared to the prior year, primarily due to lower sales in China as projects near completion, partially offset by an increase in backlog and sales for switchgear and enclosure products in our domestic operations.
Segment Operating Income
The following table reflects the breakdown of operating income by segment (dollars in thousands):

	Three Months Ended May 31, 2021				Three Months Ended May 31, 2020
	Metal Coatings	Infra- structure Solutions	Corporate	Total	Metal Coatings	Infra- structure Solutions	Corporate	Total
Operating income (loss):
Sales	$127,735	$102,091	$—	$229,826	$118,991	$94,302	$—	$213,293
Cost of sales	92,078	79,821	—	171,899	89,339	81,746	—	171,085
Gross margin	35,657	22,270	—	57,927	29,652	12,556	—	42,208
Selling, general and administrative	4,081	12,646	10,488	27,215	4,567	13,604	9,719	27,890
Total operating income	$31,576	$9,624	$(10,488)	$30,712	$25,085	$(1,048)	$(9,719)	$14,318
Operating income for the Metal Coatings segment increased $6.5 million, or 25.9%, for the three months ended May 31, 2021, as compared to the same period in fiscal 2021. The increase was primarily due to the increase in sales described above, a decrease in the cost of zinc in the kettles and the achievement of operational efficiencies in our surface technologies platform. Operating income for the Infrastructure Solutions segment increased by $10.7 million, or 1,018.3%, for the three months ended May 31, 2021 as compared to the same period in fiscal 2021. The increase was primarily related to the increase in sales as noted above and cost controls implemented in fiscal 2021 across the platform to mitigate disrupted markets.
Corporate expenses increased $0.8 million, or 7.9%, for the three months ended May 31, 2021, as compared to the same period in fiscal 2021. The increase is primarily due to increases in administrative costs associated with the previously announced strategic review.
Other (income) expense, net
Other income was $1.0 million for the three months ended May 31, 2021, as compared to other expense of $1.4 million the same period in fiscal 2020. The increase was primarily due to favorable foreign exchange transaction adjustments in the current year.
Interest Expense
Interest expense for the three months ended May 31, 2021 decreased $0.9 million, or 35.6%, to $1.7 million, as compared to $2.6 million for the respective prior period. The decrease was primarily attributable to Company's 2020 Senior Notes, which were funded in late fiscal 2021, and carry lower interest rates than the Company's previous senior notes.
Income Taxes

The provision for income taxes reflects an effective tax rate of 25.5% for the three months ended May 31, 2021, as compared to 45.8% for the respective prior year comparable period. The decrease in the effective tax rate was primarily attributable to the unfavorable impact of COVID-19 on book earnings in the prior year quarter compared to the current quarter ended May 31, 2021. The Company recorded discrete items in the first quarter of the prior year and the current year; however, since book income was significantly lower in the prior year, the effective tax rate was impacted more significantly by the discrete items.

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
Cash Flows
The following table summarizes our cash flows by category for the periods presented (dollars in thousands):

	Three Months Ended May 31,
	2021	2020
Net cash provided by (used in) operating activities	$11,060	$(11,184)
Net cash used in investing activities	(7,466)	(10,847)
Net cash (used in) provided by financing activities	(5,610)	11,036
Net cash provided by operating activities for the three months ended May 31, 2021 was $11.1 million, compared to net cash used in operating activities of $11.2 million for the prior year quarter. The increase in cash provided by operating activities for the current quarter is primarily attributable to increased net income.
Net cash used in investing activities for the three months ended May 31, 2021 was $7.5 million, compared to $10.8 million for the prior year quarter. The decrease in cash used for investing activities for the current quarter was primarily attributable to decreased capital expenditures.
Net cash used in financing activities for the three months ended May 31, 2021 was $5.6 million, compared to $11.0 million of cash provided by investing activities for the prior year quarter. The increase in cash used for financing activities during the current quarter was primarily attributable to an increase in net payments on the revolver, and repurchases of shares of Company common stock. See “Share Repurchases” sections below for additional information.
Our working capital was $203.7 million as of May 31, 2021, as compared to $189.6 million as of February 28, 2021.
Financing and Capital
On October 9, 2020, we completed a private placement transaction and entered into a Note Purchase Agreement, whereby we agreed to borrow $150.0 million of senior unsecured notes (the “2020 SeniorNotes”), consisting of two separate tranches:

•7-year borrowing: $70.0 million priced at 2.77% coupon, and
•12-year borrowing: $80.0 million priced at 3.17% coupon.

The proceeds of the $80.0 million tranche was funded on December 17, 2020. The $70.0 million tranche was funded in January 2021. The proceeds were used to repay the existing $125.0 million 5.42% Senior Notes maturing on January 20, 2021, as well as for general corporate purposes. Interest on the outstanding 2020 Senior Notes is paid semi-annually, in January and July.
As of May 31, 2021, we had $186.0 million of floating- and fixed-rate notes outstanding with varying maturities through fiscal 2032 and we were in compliance with all of the covenants related to these outstanding borrowings. As of May 31, 2021, we had approximately $404.0 million of additional credit available for future draws or letters of credit.

On July 8, 2021, the Company refinanced its current un-secured revolving credit facility, which was scheduled to mature in March 2022, with a new five-year un-secured revolving credit facility under that certain credit agreement, dated July 8, 2021 by and among the Company, borrower, Citibank, N.A., as administrative agent and the other agents and lender parties thereto (the “2021 Credit Agreement”). The 2021 Credit Agreement matures in July 2026 and includes the following significant terms;

i.provides for a senior un-secured revolving credit facility with a principal amount of up to $400.0 million revolving loan commitments, and includes an additional $200.0 million uncommitted incremental accordion facility,
ii.interest rate margin ranges from 87.5 bps to 175 bps for Eurodollar Rate loans, and from 0.0 bps to 75 bps for Base Rate loans, depending on leverage ratio of the Company and its consolidated subsidiaries as a group,
iii.includes a letter of credit sub-facility up to $85.0 million for the issuance of standby and commercial letters of credit,
iv.includes a $50.0 million sublimit for swing line loans,
v.includes customary representations and warranties, affirmative covenants and negative covenants, and events of default, including restrictions on incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions, carve-outs and baskets, and
vi.includes a maximum leverage ratio financial covenant and an interest coverage ratio financial covenant, each to be tested at quarter end.

The proceeds of the loans under the 2021 Credit Agreement will be used primarily to finance working capital needs, capital improvements, dividends, future acquisitions and general corporate purposes.

The foregoing summary of certain terms and provisions of the 2021 Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the 2021 Credit Agreement, a copy of which is attached hereto as Exhibit 10.3 to this Form 10-Q and is incorporated herein by reference.
Share Repurchase Program
On November 10, 2020, the Company's Board of Directors authorized a $100 million share repurchase program pursuant to which the Company may repurchase its Common Stock (the “2020 Share Authorization”). Repurchases under the 2020 Share Authorization will be made through open market and/or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when the Company might otherwise be precluded from doing so.
During the three months ended May 31, 2021, the Company repurchased 125,770 of its common shares in the amount of $6.3 million at an average purchase price of $49.80 under the 2020 Share Authorization. For additional information regarding our share repurchases during the current year-to-date period, see Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”
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
Off Balance Sheet Arrangements and Contractual Obligations
As of May 31, 2021, we did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
As of May 31, 2021, we had outstanding letters of credit in the amount of $25.5 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods.
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
During the three months ended May 31, 2021, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended February 28, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk disclosures during the first three months of fiscal 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended February 28, 2021.
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

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A. in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 10, 2020, the Company's Board of Directors authorized a $100 million share repurchase program pursuant to which the Company may repurchase its Common Stock (the “2020 Share Authorization”). Repurchases under the 2020 Share Authorization will be made through open market and/or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when the Company might otherwise be precluded from doing so.
The following table provides information with respect to purchases of common stock of the Company made during the three months ended May 31, 2021, by the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange act:

Period	Total Number of Share Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value that May Yet Be Used Under the Plans or Programs
Beginning balance, February 29, 2021				$84,002,349
March 1 through March 31	60,649	$49.47	60,649	83,941,700
April 1 through April 30	56,043	49.82	56,043	83,885,657
May 1 through May 31	9,078	51.92	9,078	83,876,579
Total	125,770	$49.80	125,770	$83,876,579

Item 5. Other Information.

Change in Control Agreement

The Company’s Compensation Committee of the Board of Directors, in consultation with its independent compensation advisor, Meridian Compensation Partners, LLC (“Meridian”), conducted a review of the existing change in control severance benefits being provided to the Company’s executive officers (the “Executive Officers”). Based upon the review and advice provided to the Compensation Committee by Meridian, the Company’s Board of Directors approved certain modifications to its existing change in control severance benefits to ensure uniformity of terms and conditions among its Executive Officers and to align severance benefits with the market practices of the Company’s industry peer companies. Effective July 8, 2021, the Company entered into a standardized change in control form agreement (the “CIC Agreement”) with its Executive Officers, including our named executive officers (except for the Chief Executive Officer), whom will retain his existing change in control agreement. The material terms of the standardized form CIC Agreement states that if an Executive Officer is terminated (i) during the Change in Control Period, (ii) without Cause, or (iii) such Executive Officer resigns for Good Reason (all capitalized terms are defined in the form CIC Agreement which is attached as Exhibit 10.7, and is incorporated herein), the Executive Officers will be entitled to (i) any accrued but unpaid Annual Base Salary for the fiscal year in which employment ends (plus accrued and unpaid expenses reimbursable in accordance with Company polices; (ii) 24 months of Annual Cash Compensation (defined as Annual Base Salary and Target Cash Bonus) paid on a regular payroll cycle over a 24 month period; (iii) accelerated vesting of all outstanding time-based equity awards; and (iv) 24 months of medical, dental and vision insurance coverage (100% paid by the Company) substantially comparable to the coverage maintained by the Company for the Executive Officer immediately prior to the date of such termination.

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

10.3	Credit Agreement by and between AZZ Inc. as borrower, CitiBank,CitiBank, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lender's party hereto. Filed Herewith.

10.4*	AZZ incorporated 2014 Long Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEFA filed May 29, 2014).

10.5*	First Amendment to AZZ Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on January 21, 2016.
10.6
Note Purchase Agreement, dated as of October 9, 2020, by and among AZZ Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on October 13, 2020).

10.7*	Form of Change in Control Agreement by and between AZZ Inc. and certain Executive Officers thereof. Filed Herewith.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc. (Registrant)

Date:	July 9, 2021	By:	/s/ Philip A. Schlom
Philip A. Schlom Chief Financial Officer