Form 10-Q
period 2021-08-31
AZZ INC
filed 2021-10-12
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of September 30, 2021 the registrant had outstanding 24,839,567 shares of common stock; $1.00 par value per share.

AZZ INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	August 31, 2021	February 28, 2021
Assets
Current assets:
Cash and cash equivalents	$15,488	$14,837
Accounts receivable (net of allowance for credit losses of $5,272 as of August 31, 2021 and $5,713 as of February 28, 2021)	133,430	128,127
Inventories:
Raw material	96,578	86,913
Work-in-process	6,533	4,453
Finished goods	1,328	1,546
Contract assets	61,355	58,056
Prepaid expenses and other	8,569	5,876
Assets held for sale	5,758	3,684
Total current assets	329,039	303,492
Property, plant and equipment, net	202,220	205,909
Operating lease right-of-use assets	46,828	37,801
Goodwill	353,637	353,881
Deferred Tax Assets	4,165	3,969
Intangibles and other assets, net	87,349	91,390
Total assets	$1,023,238	$996,442
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$43,877	$41,034
Income tax payable	1,699	—
Accrued salaries and wages	20,296	22,606
Other accrued liabilities	31,362	27,136
Customer deposits	861	348
Contract liabilities	13,729	16,138
Lease liability, short-term	7,167	6,588
Total current liabilities	118,991	113,850
Debt due after one year, net	182,451	178,419
Lease liability, long-term	38,978	32,629
Deferred income taxes	38,569	39,283
Other long-term liabilities	5,823	8,969
Total liabilities	384,812	373,150
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par, shares authorized 100,000; 24,840 shares issued and outstanding at August 31, 2021 and 25,108 shares issued and outstanding at February 28, 2021	24,840	25,108
Capital in excess of par value	79,908	75,979
Retained earnings	559,207	547,289
Accumulated other comprehensive loss	(25,529)	(25,084)
Total shareholders’ equity	638,426	623,292
Total liabilities and shareholders' equity	$1,023,238	$996,442
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020

Sales	$216,447	$203,372	$446,273	$416,664
Cost of sales	161,332	157,278	333,231	328,363
Gross margin	55,115	46,094	113,042	88,301

Selling, general and administrative	28,587	26,749	55,802	54,639
Restructuring and impairment charges	—	18,693	—	18,693
Operating income	26,528	652	57,240	14,969

Interest expense	1,754	2,470	3,451	5,104
Other (income) expense, net	918	92	(51)	1,547
Income (loss) before income taxes	23,856	(1,910)	53,840	8,318
Income tax expense (benefit)	4,878	(120)	12,525	4,567
Net income (loss)	$18,978	$(1,790)	$41,315	$3,751
Earnings per common share
Basic earnings (loss) per share	$0.76	$(0.07)	$1.65	$0.14
Diluted earnings (loss) per share	$0.76	$(0.07)	$1.64	$0.14

Cash dividends declared per common share	$0.17	$0.17	$0.34	$0.34
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
Net income (loss)	$18,978	$(1,790)	$41,315	$3,751
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax of $0	(3,096)	4,540	(445)	3,500
Interest rate swap, net of income tax of $0, $7, $0 and $14, respectively	—	(14)	—	(28)
Other comprehensive income (loss)	(3,096)	4,526	(445)	3,472
Comprehensive income	$15,882	$2,736	$40,870	$7,223
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended August 31,
	2021	2020
Cash Flows From Operating Activities
Net income	$41,315	$3,751
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	(521)	226
Amortization and depreciation	22,083	23,149
Deferred income taxes	(954)	(5,493)
Loss on disposal of business	—	1,198
Non-cash restructuring and impairment charges	—	17,425
Net (gain) loss on sale of property, plant and equipment	485	(113)
Amortization of deferred borrowing costs	330	269
Share-based compensation expense	4,682	4,083
Effects of changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(7,910)	19,686
Inventories	(13,184)	(480)
Prepaid expenses and other	(2,723)	1,372
Other assets	(2,605)	202
Net change in contract assets and liabilities	(5,071)	(452)
Accounts payable	2,661	(15,931)
Other accrued liabilities and income taxes payable	(830)	(16,726)
Net cash provided by operating activities	37,758	32,166
Cash Flows From Investing Activities
Proceeds from sale of property, plant and equipment	2,537	397
Purchase of property, plant and equipment	(13,099)	(19,269)
Proceeds from sale of subsidiaries, net	—	8,341
Net cash used in investing activities	(10,562)	(10,531)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	1,544	1,694
Payments for taxes related to net share settlement of equity awards	(2,149)	(554)
Proceeds from revolving loan	182,000	96,000
Payments on revolving loan	(178,000)	(127,000)
Repurchase and retirement of treasury stock	(21,233)	(6,379)
Payments of dividends	(8,510)	(8,892)
Net cash used in financing activities	(26,348)	(45,131)
Effect of exchange rate changes on cash	(197)	837
Net increase (decrease) in cash and cash equivalents	651	(22,659)
Cash and cash equivalents at beginning of period	14,837	36,687
Cash and cash equivalents at end of period	$15,488	$14,028

Supplemental disclosures
Cash paid for interest	$3,304	$4,806
Cash paid for income taxes	$14,360	$9,358
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended August 31, 2021
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance at May 31, 2021	25,071	$25,071	$75,600	$559,173	$(22,433)	$637,411
Share-based compensation	—	—	2,871	—	—	2,871
Common stock issued under stock-based plans and related income tax expense	18	18	(66)	—	—	(48)
Common stock issued under employee stock purchase plan	41	41	1,503	—	—	1,544
Repurchase and retirement of treasury shares	(290)	(290)	—	(14,679)	—	(14,969)
Cash dividends paid	—	—	—	(4,265)	—	(4,265)
Net income	—	—	—	18,978	—	18,978
Foreign currency translation	—	—	—	—	(3,096)	(3,096)
Balance at August 31, 2021	24,840	$24,840	$79,908	$559,207	$(25,529)	$638,426

	Six Months Ended August 31, 2021
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance at February 28, 2021	25,108	$25,108	$75,979	$547,289	$(25,084)	$623,292
Share-based compensation	—	—	4,682	—	—	4,682
Common stock issued under stock-based plans and related income tax expense	107	107	(2,256)	—	—	(2,149)
Common stock issued under employee stock purchase plan	41	41	1,503	—	—	1,544
Repurchase and retirement of treasury shares	(416)	(416)	—	(20,817)	—	(21,233)
Cash dividends paid	—	—	—	(8,510)	—	(8,510)
Net income	—	—	—	41,315	—	41,315
Foreign currency translation	—	—	—	(70)	(445)	(515)
Balance at August 31, 2021	24,840	$24,840	$79,908	$559,207	$(25,529)	$638,426

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended August 31, 2020
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance at May 31, 2020	26,195	$26,195	$67,883	$573,530	$(31,952)	$635,656
Share-based compensation	—	—	2,317	—	—	2,317
Common stock issued under stock-based plans and related income tax expense	23	23	(39)	—	—	(16)
Common stock issued under employee stock purchase plan	58	58	1,636	—	—	1,694
Repurchase and retirement of treasury shares	(200)	(200)	—	(6,179)	—	(6,379)
Cash dividends paid	—	—	—	(4,467)	—	(4,467)
Net Income (loss)	—	—	—	(1,790)	—	(1,790)
Foreign currency translation	—	—	—	—	4,540	4,540
Interest rate swap	—	—	—	—	(14)	(14)
Balance at August 31, 2020	26,076	$26,076	$71,797	$561,094	$(27,426)	$631,541

	Six Months Ended August 31, 2020
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance at February 29, 2020	26,148	$26,148	$66,703	$572,414	$(30,898)	$634,367
Share-based compensation	—	—	4,083	—	—	4,083
Common stock issued under stock-based plans and related income tax expense	70	70	(625)	—	—	(555)
Common stock issued under employee stock purchase plan	58	58	1,636	—	—	1,694
Repurchase and retirement of treasury shares	(200)	(200)	—	(6,179)	—	(6,379)
Cash dividends paid	—	—	—	(8,892)	—	(8,892)
Net income	—	—	—	3,751	—	3,751
Foreign currency translation	—	—	—	—	3,500	3,500
Interest rate swap	—	—	—	—	(28)	(28)
Balance at August 31, 2020	26,076	$26,076	$71,797	$561,094	$(27,426)	$631,541
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of August 31, 2021, the results of its operations for the three and six months ended August 31, 2021 and 2020, and cash flows for the six months ended August 31, 2021 and 2020. The interim results reported herein are not necessarily indicative of results for a full year. Certain previously reported amounts have been reclassified to conform to current period presentation.
Coronavirus (COVID-19)
The continued uncertainty associated with COVID-19, and any of the ongoing variants, did not have a material adverse effect on the Company's results of operations for the three months ended August 31, 2021. While the Company continues to support its customers, there remains uncertainties regarding the duration and, to what extent, if any, that the COVID-19 pandemic, or newly identified variants, or additional regulatory requirements, will ultimately have on the demand for the Company's products and services or with its supply chain or its employees.

The impact of COVID-19 to the Company's personnel and operations has been limited. During the second quarter of fiscal 2022, the Company continued to see improvement in sales and operating income in both of its operating segments. However, labor market challenges have increased during the current quarter, resulting in increased operating expenses as the constrained labor market impacted the availability and cost of labor. In addition, new vaccine mandates were announced on September 9, 2021. If these mandates are implemented, the extent of the regulatory impact is unclear and could have an adverse impact on the Company's operations. The Company cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact its consolidated balance sheet, statements of income or statements of cash flows for fiscal year 2022.
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

Recently Issued Accounting Pronouncements
In March 2020 and as clarified in January 2021, the FASB issued Accounting Standards Update No. (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. An entity may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date between March 12, 2020 and December 31, 2022. The Company has not adopted ASU 2020-04, but will continue to evaluate the possible adoption of any such expedients or exceptions, as well as the impact on its financial condition, results of operations, and cash flows, during the effective period.

2.Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if stock awards vested and were converted into common shares during the period.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
Numerator:
Net income (loss) for basic and diluted earnings per common share	$18,978	$(1,790)	$41,315	$3,751
Denominator:
Denominator for basic earnings per common share–weighted average shares	24,947	26,175	24,999	26,166
Effect of dilutive securities:
Employee and director equity awards	188	—	217	32
Denominator for diluted earnings per common share	25,135	26,175	25,216	26,198
Earnings (loss) per share basic and diluted:
Basic income (loss) per common share	$0.76	$(0.07)	$1.65	$0.14
Diluted income (loss) per common share	$0.76	$(0.07)	$1.64	$0.14

For the three and six months ended August 31, 2021, 150,171 and 130,764 shares, respectively, were excluded from the calculation of diluted EPS because the effect would be antidilutive. For the three and six months ended August 31, 2020, 28,319 and 15,863 shares, respectively, were excluded from the calculation of diluted EPS because the effect would be antidilutive. These shares could be dilutive in future periods.

3.Sales
Disaggregated Sales
The following table presents disaggregated sales by customer industry (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
Sales:
Industrial	$132,033	$67,112	$285,615	$197,220
Transmission and distribution	47,619	97,619	89,255	146,676
Power generation	36,795	38,641	71,403	72,768
Total sales	$216,447	$203,372	$446,273	$416,664

See Note 4 for sales information by segment.
Contract Liabilities
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
The following table shows the changes in contract liabilities for the six months ended August 31, 2021 and 2020, respectively (in thousands):

	2021	2020
Balance at February 28/29,	$16,138	$18,418
Contract liabilities added during the period	4,191	2,738
Sales recognized during the period	(6,600)	(7,400)
Balance at August 31,	$13,729	$13,756

The Company did not record any sales for the six months ended August 31, 2021 or 2020 related to performance obligations satisfied in prior periods. The Company expects to recognize sales, related to the $13.7 million balance of contract liabilities as of August 31, 2021 of approximately $6.5 million, $5.9 million, $1.1 million and $0.2 million in fiscal 2022, 2023, 2024 and 2025, respectively.

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

Sales and operating income by segment for each period were as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
Sales:
Metal Coatings	$129,593	$117,037	$257,328	$236,027
Infrastructure Solutions	86,854	86,335	188,945	180,637
Total sales	$216,447	$203,372	$446,273	$416,664

Operating income:
Metal Coatings	$31,589	$15,600	$63,165	$40,684
Infrastructure Solutions	7,024	(4,310)	16,648	(5,358)
Corporate	(12,085)	(10,638)	(22,573)	(20,357)
Total operating income	$26,528	$652	$57,240	$14,969

Asset balances by segment for each period were as follows (in thousands):

	August 31, 2021	February 28, 2021
Total assets:
Metal Coatings	$488,301	$480,778
Infrastructure Solutions	505,602	489,986
Corporate	29,335	25,678
Total	$1,023,238	$996,442
Financial Information About Geographical Areas
The following table presents sales by geographic region for each period (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
Sales:
United States	$192,471	$170,651	$383,586	$359,733
International	23,976	32,721	62,687	56,931
Total	$216,447	$203,372	$446,273	$416,664

The following table presents fixed assets by geographic region for each period (in thousands):

	August 31, 2021	February 28, 2021
Property, plant and equipment, net:
United States	$179,476	$180,718
Canada	12,124	15,007
Other countries	10,620	10,184
Total	$202,220	$205,909

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
The following table shows the changes in the warranty reserves for the six months ended August 31, 2021 (in thousands):

Balance at February 28, 2021	$4,079
Warranty costs incurred	(357)
Additions charged to income	492
Balance at August 31, 2021	$4,214

6.Debt
The Company's debt consisted of the following for each of the periods presented (in thousands):

	August 31, 2021	February 28, 2021
2017 Revolving Credit Facility	$33,000	$29,000
2020 Senior Notes	150,000	150,000
Total debt, gross	183,000	179,000
Unamortized debt issuance costs	(549)	(581)
Total debt, net	$182,451	$178,419

The Company's debt agreements require the Company to maintain certain financial ratios, of which the most restrictive is a debt to EBITDA leverage ratio of at least 3.25 to 1.00. As of August 31, 2021, the Company was in compliance with all covenants or other requirements set forth in the debt agreements.

On July 8, 2021, the Company refinanced its current unsecured revolving credit facility, which was scheduled to mature in March 2022, with a new five-year unsecured revolving credit facility under that certain credit agreement, dated July 8, 2021 by and among the Company, borrower, Citibank, N.A., as administrative agent and the other agents and lender parties thereto (the “2021 Credit Agreement”). The 2021 Credit Agreement matures in July 2026 and includes the following significant terms;

i.provides for a senior unsecured revolving credit facility with a principal amount of up to $400.0 million revolving loan commitments, and includes an additional $200.0 million uncommitted incremental accordion facility,
ii.interest rate margin ranges from 87.5 bps to 175 bps for Eurodollar Rate loans, and from 0.0 bps to 75 bps for Base Rate loans, depending on leverage ratio of the Company and its consolidated subsidiaries as a group,
iii.includes a letter of credit sub-facility up to $85.0 million for the issuance of standby and commercial letters of credit,
iv.includes a $50.0 million sublimit for swing line loans,
v.includes customary representations and warranties, affirmative covenants and negative covenants, and events of default, including restrictions on incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions, carve-outs and baskets, and
vi.includes a maximum leverage ratio financial covenant and an interest coverage ratio financial covenant, each to be tested at quarter end.

The proceeds of the loans under the 2021 Credit Agreement are used primarily to finance working capital needs, capital improvements, dividends, future acquisitions and general corporate purposes.

The foregoing summary of certain terms and provisions of the 2021 Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the 2021 Credit Agreement, a copy of which is attached hereto as Exhibit 10.3 to this Form 10-Q and is incorporated herein by reference.

7.Leases
The Company is a lessee under various operating leases for facilities and equipment. Supplemental information related to the Company's portfolio of operating leases was as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
Operating cash flows from operating leases included in lease liabilities	$2,257	$2,216	$4,534	$4,335
Lease liabilities obtained from new ROU assets - operating	473	1,324	13,120	1,528
Operating and financing cash flows from financing leases included in lease liabilities	20	—	38	—
Lease liabilities obtained from new ROU assets - financing	14	—	14	—

	August 31, 2021	February 28, 2021
Weighted-average remaining lease term - operating leases (years)	8.19	6.92
Weighted-average discount rate - operating leases	4.54%	4.71%
Weighted-average remaining lease term - financing leases (years)	3.75	4.25
Weighted-average discount rate - financing leases	3.92%	4.0%
The following table outlines the classification of lease expense in the statements of income (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
Cost of sales	$2,852	$2,563	$5,397	$5,784
Selling, general and administrative	987	1,135	2,121	2,384
Total lease expense	$3,839	$3,698	$7,518	$8,168

As of August 31, 2021, maturities of the Company's lease liabilities were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2022 (remaining 6 months)	$4,569	$40	$4,609
2023	8,762	80	8,842
2024	7,867	80	7,947
2025	6,771	77	6,848
2026	5,345	16	5,361
Thereafter	21,773	—	21,773
Total lease payments	55,087	293	55,380
Less imputed interest	(9,215)	(20)	(9,235)
Total	$45,872	$273	$46,145
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

The provision for income taxes reflects an effective tax rate of 20.4% for the three months ended August 31, 2021, as compared to 6.3% for the respective prior year comparable period. The increase in the effective tax rate was primarily attributable to the impact of the restructuring and impairment charges recognized in fiscal 2021 on book earnings in the prior year quarter compared to the current quarter ended August 31, 2021. The Company recorded discrete items in the second quarter of the prior year and the current year; however, since book income was significantly lower in the prior year, the effective tax rate was impacted more significantly by the discrete items.

For the six months ended August 31, 2021, the effective tax rate was 23.3%, compared to 54.9% for the prior year comparable period. The decrease in the effective tax rate was primarily attributable to the impact of the restructuring and impairment charges recognized in fiscal 2021 on book income. The Company recorded discrete items in the second quarter of the prior year and the current year; however, since book income was significantly lower in the prior year, the effective tax rate was impacted more significantly by the discrete items, as well as uncertain tax positions that were recorded in the first quarter of fiscal year 2021.
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
During the six months ended August 31, 2021, the Company repurchased 416,279 of its common shares in the amount of $21.2 million at an average purchase price of $51.01 under the 2020 Share Authorization.

10.     Assets Held for Sale

The Company has been executing a plan to divest certain non-core businesses. The strategic decision to divest of these businesses reflects the Company's long-term strategy to become a more focused metal coatings company. The historical annual sales, operating profit and net assets of these businesses were not significant enough to qualify as discontinued operations.
As of August 31, 2021, one business in our Infrastructure Solutions segment and one non-operating location in our Metal Coatings segment are classified as held for sale. The assets and liabilities of the businesses expected to be disposed of within the next twelve months are included in "Assets held for sale" in the accompanying consolidated balance sheet.

Assets and liabilities allocated to the disposal group are as follows (in thousands):

As of August 31, 2021
Assets
Accounts receivable	$4,580
Inventories	1,762
Contract assets	4,094
Other current assets	89
Property, plant and equipment	1,301
Other assets	126
Goodwill	1,693

Liabilities
Accounts payable	879
Contract liabilities	925
Other accrued liabilities	2,543
Lease liability – long term	50
Total carrying value	9,248
Less: Impairment of carrying value of remaining assets held for sale to estimated sales price(1)	(3,490)
Fair value of disposal group	$5,758
(1) Impairment charges of $3,490 were recognized for the three months ended August 31, 2020.

11.     Restructuring and Impairment Charges

In the second quarter of fiscal 2021, the Company developed and began the implementation of a plan to divest certain non-core businesses and later, divested several non-core businesses. During the six months ended August 31, 2021, the Company did not recognize any restructuring and impairment charges. During the six months ended August 31, 2020, the Company recognized $18.7 million for impairment charges and a loss on the sale of the Galvabar business, which are included in "Restructuring and impairment charges" in the consolidated statements of operations.

The restructuring and impairment charges for the six months ended August 31, 2020 are summarized in the table below (in thousands):

	Six Months Ended August 31, 2020
`	Metal Coatings	Infrastructure Solutions	Total
Write down on assets held for sale to estimated sales price	$3,161	$4,100	$7,261
Write down of assets expected to be abandoned	6,965	—	6,965
Loss on sale of subsidiaries	1,198	—	1,198
Write down of excess inventory	—	2,511	2,511
Costs associated with assets held for sale	—	758	758
Total charges	$11,324	$7,369	$18,693

Infrastructure Solutions Segment
During the six months ended August 31, 2020, as a result of the continued market pressures in the oil and gas services market, the Company undertook an evaluation of inventory within the tubular products business. As a result of the evaluation, the Company determined certain inventories to be in excess of their net realizable value, and recorded an inventory write down of $2.5 million to record the inventory at its current market value.

Metal Coatings Segment
During the six months ended August 31, 2020, the Company approved a plan to close certain locations within the Metal Coatings segment in future periods. Management performed an analysis of the assets at each location expected to be closed. For assets that will not be transferred to another location for use in operations, management wrote the assets down to reflect a decrease in the estimated useful life and lower value to the Company.

The following table summarizes the charges recognized during the six months ended August 31, 2020 related to locations that have been closed (in thousands):

Six Months Ended August 31, 2020
Inventory write down	$336
Property & equipment write downs	2,999
Intangible impairment	3,258
Other	372
Total	$6,965
12. Commitments and Contingencies
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

13.     Subsequent Event
On August 27, 2021, one of the Company's affiliates (the "Affiliate") entered into an agreement pursuant to which the Affiliate agreed to sell 60% of its equity interests in its Chinese subsidiary ("Chinese Target") to an unrelated Chinese entity. The Company will retain 40% interest in the Chinese Target through a joint venture arrangement. The Chinese Target will be included in the Company's Infrastructure Solutions segment and will conduct operations in China. Following the closing of the transaction, the Company anticipates that the Chinese Target will be deconsolidated and the Company's 40% joint venture investment will be accounted for under the equity method of accounting. The transaction, which is subject to certain closing conditions, is expected to close during the Company's 2022 fiscal year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Quarterly Report may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand for our products and services, including demand by the power generation markets, electrical transmission and distribution markets, the industrial markets and the metal coatings markets. In addition, within each of the markets we serve, our customers and our operations could potentially continue to be adversely impacted by the ongoing coronavirus ("COVID-19") pandemic, including governmental issued mandates regarding the same. We could also experience additional increases in labor costs, components and raw materials, including zinc and natural gas, which are used in our hot dip galvanizing process; supply-chain vendor delays; customer requested delays of our products or services; delays in additional acquisition or disposition opportunities; currency exchange rates; adequacy of financing; availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; economic volatility or changes in the political stability in the United States and other foreign markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business in AZZ's Annual Report on Form 10-K for the fiscal year ended February 28, 2021 and other filings with the SEC, available for viewing on AZZ's website at www.azz.com and on the SEC's website at www.sec.gov.
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

RESULTS OF OPERATIONS

Strategy
We have a developed strategy and periodically review our strategy against our performance, market conditions and competitive threats. During the third quarter of fiscal 2021, we publicly announced strategic and financial initiatives to enhance shareholder value. These initiatives include a comprehensive, Board-led review of our portfolio and capital allocation and the engagement of leading independent financial, legal and tax advisors in support of this review. We have continued these initiatives in fiscal 2022. We believe these actions will allow us to accelerate the strategy to become a more focused metal coatings company, which we believe will more rapidly enhance shareholder value.
Coronavirus (COVID-19)

The continued uncertainty associated with COVID-19, and any of the ongoing variants, did not have a material adverse effect on our results of operations for the three months ended August 31, 2021. While we continue to support our customers, there remains uncertainties regarding the duration and, to what extent, if any, that the COVID-19 pandemic, or newly identified variants, or additional regulatory requirements, will ultimately have on the demand for our products and services or with our supply chain or our employees.

The impact of COVID-19 to our personnel and operations has been limited. During the second quarter of fiscal 2022, we continued to see improvement in sales and operating income in both of our operating segments. However, labor market challenges have increased during the current quarter, resulting in increased operating expenses as the constrained labor market impacted the availability and cost of labor. In addition, new vaccine mandates were announced on September 9, 2021. If these mandates are implemented, the extent of the regulatory impact is unclear and could have an adverse impact on our operations. We cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact our consolidated balance sheet, statements of income or statements of cash flows for fiscal year 2022. See "Item 1A. Risk Factors," for an update on our risk factor related to COVID-19.
Overview
We have two distinct operating segments, the Metal Coatings segment and the Infrastructure Solutions segment. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment.  We use sales and operating income by segment to evaluate the performance of our segments.  Segment operating income consists of sales less cost of sales and selling, general and administrative expenses that are specifically identifiable to a segment. For a reconciliation of segment operating income to consolidated operating income, see Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
During the six months ended August 31, 2021, we continued to execute a plan to divest certain non-core businesses, which was approved by the board of directors in fiscal 2021. As of August 31, 2021, one business in our Infrastructure Solutions segment and one non-operating location in our Metal Coatings segment are classified as held for sale. The assets and liabilities of these locations are expected to be disposed of within the next twelve months, and are included in "Assets held for sale" in the accompanying consolidated balance sheet.
Orders and Backlog

Our backlog relates entirely to our Infrastructure Solutions segment and excludes transaction taxes for certain foreign subsidiaries. As of August 31, 2021, backlog increased $15.4 million from February 28, 2021, to $201.5 million. Our backlog in the Infrastructure Solutions segment decreased $9.2 million, or 4.3%, as compared to $210.6 million for the same period in the prior fiscal year. The decrease in backlog is primarily due to the continued reduction of international backlog, including China, related to several non-recurring contracts, and, to a lesser extent, divestitures that occurred in fiscal 2021. The decrease was partially offset by an increase in backlog in each of the remaining product lines within the segment. For the three months ended August 31, 2021, backlog was favorably impacted by an increase in our incoming net bookings of $23.2 million, or 11.1%, compared to same period of fiscal 2021, due to a decrease in some COVID-19 related restrictions during the quarter. The decrease in restrictions also favorably impacted our book-to-sales ratio, which increased to 1.07, from 1.03. The decrease in backlog was also due to an increase in sales recognized in the current quarter compared to the prior quarter, primarily related to sales recognized in the current quarter for certain large international projects for which bookings were recorded in prior years.

The table below includes the progression of backlog (in thousands):

	Period Ended		Period Ended
Backlog	2/28/2021	$186,119	2/29/2020	$243,799
Net bookings		229,805		174,865
Sales recognized		(229,826)		(213,293)
Backlog	5/31/2021	186,098	5/31/2020	205,371
Book to sales ratio		1.00		0.82
Net bookings		231,821		208,627
Sales recognized		(216,447)		(203,372)
Backlog	8/31/2021	$201,472	8/31/2020	$210,626
Book to sales ratio		1.07		1.03

QUARTER ENDED AUGUST 31, 2021 COMPARED TO THE QUARTER ENDED AUGUST 31, 2020

Segment Sales
The following table reflects the breakdown of sales by segment (in thousands):

	Three Months Ended August 31,
	2021	2020
Sales:
Metal Coatings	$129,593	$117,037
Infrastructure Solutions	86,854	86,335
Total Sales	$216,447	$203,372

For the three months ended August 31, 2021, consolidated sales increased $13.1 million, or 6.4%, as compared to the same period in fiscal 2021. Sales for the Metal Coatings segment increased $12.6 million, or 10.7%, for the three months ended August 31, 2021, as compared to the same period in fiscal 2021. The increase was primarily due to improved price realization for our superior quality and service and the acquisition of a metal coatings facility in the fourth quarter of fiscal 2021. The volume of steel processed increased 2.6% in the current quarter, compared to the prior year quarter.
Sales for the Infrastructure Solutions segment increased $0.5 million, or 0.6%, for the three months ended August 31, 2021 as compared to the same period in fiscal 2021. In the Electrical platform, sales increased compared to the prior year. The increase is primarily due to an increase in backlog and sales for switchgear and enclosure products in our domestic operations, partially offset by lower sales in China as projects near completion. This increase was offset by a decrease in sales in the Industrial platform, primarily due to net decreases in our international operations and a decrease related to a divestiture in the third quarter of fiscal 2021, partially offset by an increase in domestic operations.
Segment Operating Income
The following table reflects the breakdown of operating income by segment (in thousands):

	Three Months Ended August 31, 2021				Three Months Ended August 31, 2020
	Metal Coatings	Infra- structure Solutions	Corporate	Total	Metal Coatings	Infra- structure Solutions	Corporate	Total
Operating income (loss):
Sales	$129,593	$86,854	$—	$216,447	$117,037	$86,335	$—	$203,372
Cost of sales	93,758	67,574	—	161,332	86,091	71,187	—	157,278
Gross margin	35,835	19,280	—	55,115	30,946	15,148	—	46,094
Selling, general and administrative	4,246	12,256	12,085	28,587	4,022	12,089	10,638	26,749
Restructuring and impairment charges	—	—	—	—	11,324	7,369	—	18,693
Total operating income (loss)	$31,589	$7,024	$(12,085)	$26,528	$15,600	$(4,310)	$(10,638)	$652
Operating income for the Metal Coatings segment increased $16.0 million, or 102.5%, for the three months ended August 31, 2021, as compared to the same period in fiscal 2021. The current quarter increase was also due to the improved sales described above and the achievement of operational efficiencies in our surface technologies platform. In the prior year quarter, operating income was also significantly impacted by the loss on sale of a subsidiary and impairment and restructuring charges of $11.3 million.
Operating income for the Infrastructure Solutions segment increased by $11.3 million, or 263.0%, for the three months ended August 31, 2021 as compared to the same period in fiscal 2021. The increase was related to the increase in sales as noted above and cost controls implemented in fiscal 2021 across the platform to mitigate disrupted markets. In the prior year quarter, operating income was also significantly impacted by impairment and restructuring charges of $7.4 million.

Corporate expenses increased $1.4 million, or 13.6%, for the three months ended August 31, 2021, as compared to the same period in fiscal 2021. The increase is primarily due to increases in administrative external consulting costs associated with the previously announced strategic review.
Other (income) expense, net
Other expense was $0.9 million for the three months ended August 31, 2021, as compared to $0.1 million the same period in fiscal 2020. The increase was primarily due to unfavorable foreign exchange transaction adjustments in the current year.
Interest Expense
Interest expense for the three months ended August 31, 2021 decreased $0.7 million, or 29.0%, to $1.8 million, as compared to $2.5 million for the respective prior period. The decrease was primarily attributable to the Company's 2020 Senior Notes, which were funded in late fiscal 2021. While the borrowings under the 2020 Senior Notes increased $25.0 million to $150.0 million, they carry lower interest rates than the Company's previous senior notes.
Income Taxes

The provision for income taxes reflects an effective tax rate of 20.4% for the three months ended August 31, 2021, as compared to 6.3% for the respective prior year comparable period. The increase in the effective tax rate was primarily attributable to the impact of the restructuring and impairment charges recognized in fiscal 2021 on book earnings in the prior year quarter compared to the current quarter ended August 31, 2021. The Company recorded discrete items in the second quarter of the prior year and the current year; however, since book income was significantly lower in the prior year, the effective tax rate was impacted more significantly by the discrete items.

SIX MONTHS ENDED AUGUST 31, 2021 COMPARED TO THE SIX MONTHS ENDED AUGUST 31, 2020

Segment Sales
The following table reflects the breakdown of sales by segment (in thousands):

	Six Months Ended August 31,
	2021	2020
Sales:
Metal Coatings	$257,328	$236,027
Infrastructure Solutions	188,945	180,637
Total Sales	$446,273	$416,664

For the six months ended August 31, 2021, consolidated sales increased $29.6 million, or 7.1%, as compared to the same period in fiscal 2021. Sales for the Metal Coatings segment increased $21.3 million, or 9.0%, for the six months ended August 31, 2021, as compared to the same period in fiscal 2021. The increase was primarily due to improved price realization for our superior quality and service and the acquisition of a metal coatings facility in the fourth quarter of fiscal 2021. The volume of steel processed increased slightly in the current period, compared to the prior year period.
Sales for the Infrastructure Solutions segment increased $8.3 million, or 4.6%, for the six months ended August 31, 2021 as compared to the same period in fiscal 2021. In the Electrical platform, sales increased compared to the prior year, primarily due to an increase in our Switchgear operations, partially offset by lower sales in our Bus Duct operations, as sales in China are lower as projects near completion. In the Industrial platform, the increase was primarily due to sales increases in both domestic and international operations (as the prior year was significantly impacted by COVID-19), partially offset by a decrease related to a divestiture in the third quarter of fiscal 2021.

Segment Operating Income
The following table reflects the breakdown of operating income by segment (in thousands):

	Six Months Ended August 31, 2021				Six Months Ended August 31, 2020
	Metal Coatings	Infra- structure Solutions	Corporate	Total	Metal Coatings	Infra- structure Solutions	Corporate	Total
Operating income (loss):
Sales	$257,328	$188,945	$—	$446,273	$236,027	$180,637	$—	$416,664
Cost of sales	185,836	147,395	—	333,231	175,430	152,933	—	328,363
Gross margin	71,492	41,550	—	113,042	60,597	27,704	—	88,301
Selling, general and administrative	8,327	24,902	22,573	55,802	8,589	25,693	20,357	54,639
Restructuring and impairment charges	—	—	—	—	11,324	7,369	—	18,693
Total operating income (loss)	$63,165	$16,648	$(22,573)	$57,240	$40,684	$(5,358)	$(20,357)	$14,969
Operating income for the Metal Coatings segment increased $22.5 million, or 55.3%, for the six months ended August 31, 2021, as compared to the same period in fiscal 2021. The increase was primarily due to impairment and restructuring charges recognized in fiscal 2021 of $11.3 million, the increase in sales described above and the achievement of operational efficiencies in our surface technologies platform.
Operating income for the Infrastructure Solutions segment increased by $22.0 million, or 410.7%, for the six months ended August 31, 2021 as compared to the same period in fiscal 2021. Gross margins improved on operating leverage within both the Industrial and Electrical platforms compared to prior year. The increase was due to the increase in sales as noted above, as well as cost controls implemented in fiscal 2021 and maintained as volume improved year over year. In addition, in the prior year to date period, operating income was impacted by an impairment on assets being classified as assets held for sale and other asset impairments of $7.4 million.
Corporate expenses increased $2.2 million, or 10.9%, for the six months ended August 31, 2021, as compared to the same period in fiscal 2021. The increase is primarily due to increases in administrative external consulting costs associated with the previously announced strategic review.
Other (income) expense, net
Other income was $0.1 million for the six months ended August 31, 2021, as compared to other expense of $1.5 million the same period in fiscal 2020. The increase was primarily due to favorable foreign exchange transaction adjustments in the current year.
Interest Expense
Interest expense for the six months ended August 31, 2021 decreased $1.7 million, or 32.4%, to $3.5 million, as compared to $5.1 million for the respective prior period. The decrease was primarily attributable to the Company's 2020 Senior Notes, which were funded in late fiscal 2021. While the borrowings under the 2020 Senior Notes increased $25.0 million to $150.0 million, they carry lower interest rates than the Company's previous senior notes.
Income Taxes

The provision for income taxes reflects an effective tax rate of 23.3% for the six months ended August 31, 2021, as compared to 54.9% for the respective prior year comparable period. The decrease in the effective tax rate was primarily attributable to the impact of the restructuring and impairment charges recognized in fiscal 2021 on book income. The Company recorded discrete items in the second quarter of the prior year and the current year; however, since book income was significantly lower in the prior year, the effective tax rate was impacted more significantly by the discrete items, as well as uncertain tax positions that were recorded in the first quarter of fiscal year 2021.

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
Cash Flows
The following table summarizes our cash flows by category and working capital for the periods presented (in thousands):

	Six Months Ended August 31,
	2021	2020
Net cash provided by operating activities	$37,758	$32,166
Net cash used in investing activities	(10,562)	(10,531)
Net cash used in financing activities	(26,348)	(45,131)
Working Capital	210,048	189,642
Net cash provided by operating activities for the six months ended August 31, 2021 was $37.8 million, compared to $32.2 million for the prior year quarter. The increase in cash provided by operating activities for the current quarter is primarily attributable to increased net income, which was impacted by $18.7 million of impairment and restructuring charges in the prior year-to-date period, as well as increases in working capital from accounts payable and accrued expenses. These increases were partially offset by decreases in working capital from accounts receivable, inventories, prepaid assets and contract assets and liabilities.
Net cash used in investing activities for the six months ended August 31, 2021 was $10.6 million, compared to $10.5 million for the prior year quarter. The increase in cash used for investing activities for the current quarter was primarily attributable to decreased capital expenditures, partially offset by the sale of our Galvabar business in the prior year.
Net cash used in financing activities for the six months ended August 31, 2021 was $26.3 million, compared to $45.1 million for the prior year quarter. The decrease in cash used in financing activities during the current quarter was primarily attributable to an increase in net draws on our credit facility, partially offset by an increase in repurchases of shares of Company common stock. See “Share Repurchases” sections below for additional information.
Financing and Capital
On July 8, 2021, the Company refinanced its current unsecured revolving credit facility, which was scheduled to mature in March 2022, with a new five-year unsecured revolving credit facility under that certain credit agreement, dated July 8, 2021 by and among the Company, borrower, Citibank, N.A., as administrative agent and the other agents and lender parties thereto (the “2021 Credit Agreement”). The 2021 Credit Agreement matures in July 2026 and includes the following significant terms;

i.provides for a senior unsecured revolving credit facility with a principal amount of up to $400.0 million revolving loan commitments, and includes an additional $200.0 million uncommitted incremental accordion facility,
ii.interest rate margin ranges from 87.5 bps to 175 bps for Eurodollar Rate loans, and from 0.0 bps to 75 bps for Base Rate loans, depending on leverage ratio of the Company and its consolidated subsidiaries as a group,
iii.includes a letter of credit sub-facility up to $85.0 million for the issuance of standby and commercial letters of credit,
iv.includes a $50.0 million sublimit for swing line loans,
v.includes customary representations and warranties, affirmative covenants and negative covenants, and events of default, including restrictions on incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions, carve-outs and baskets, and
vi.includes a maximum leverage ratio financial covenant and an interest coverage ratio financial covenant, each to be tested at quarter end.

The proceeds of the loans under the 2021 Credit Agreement are used primarily to finance working capital needs, capital improvements, dividends, future acquisitions and general corporate purposes.

The foregoing summary of certain terms and provisions of the 2021 Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the 2021 Credit Agreement, a copy of which is attached hereto as Exhibit 10.3 to this Form 10-Q and is incorporated herein by reference.

As of August 31, 2021, we had $183.0 million of floating- and fixed-rate notes outstanding with varying maturities through fiscal 2032 and we were in compliance with all of the covenants related to these outstanding borrowings. As of August 31, 2021, we had approximately $357.1 million of additional credit available for future draws or letters of credit.
Share Repurchase Program
During the six months ended August 31, 2021, the Company repurchased 416,279 of its common shares in the amount of $21.2 million at an average purchase price of $51.01 under the 2020 Share Authorization. For additional information regarding our share repurchases during the current year-to-date period, see Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”
Other Exposures
We have exposure to commodity price increases in both segments of our business, primarily copper, aluminum, steel and nickel-based alloys in the Infrastructure Solutions segment and zinc and natural gas in the Metal Coatings segment. We attempt to minimize these increases through escalation clauses in customer contracts for copper, aluminum, steel and nickel-based alloys, when market conditions allow and through fixed cost contract purchases on zinc. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process, supply chain management, and through increases in prices where competitively feasible.
Off Balance Sheet Arrangements and Contractual Obligations
As of August 31, 2021, we did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
As of August 31, 2021, we had outstanding letters of credit in the amount of $25.3 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods.
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
During the six months ended August 31, 2021, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended February 28, 2021.
Recent Accounting Pronouncements
See Note 1 to the condensed consolidated financial statements, included herein, for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.

Non-GAAP Disclosures
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

In the second quarter of fiscal 2021, the Company developed and began the implementation of a plan to divest certain non-core businesses and later, divested several non-core businesses. During the six months ended August 31, 2021, the Company did not recognize any restructuring and impairment charges. The following tables provides a reconciliation for the three and six months ended August 31, 2020 between the various measures calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
Operating income	26,528	$652	57,240	$14,969
Restructuring and impairment charges	—	18,693	—	18,693
Adjusted operating income	$26,528	$19,345	$57,240	$33,662

	Three Months Ended		Six Months Ended
	August 31, 2020		August 31, 2020
	Amount	Per Diluted Share	Amount	Per Diluted Share
Net income (loss) and diluted earnings (loss) per share	$(1,790)	$(0.07)	$3,751	$0.14
Adjustments (net of tax):
Restructuring and impairment charges:
Metal Coatings	11,324	0.43	11,324	0.43
Infrastructure Solutions	7,369	0.28	7,369	0.28
Subtotal	18,693	0.71	18,693	0.71
Tax benefit related to restructuring and impairment charges	(3,930)	(0.15)	(3,930)	(0.15)
Total adjustments	14,763	0.56	14,763	0.56
Adjusted earnings and adjusted earnings per share	$12,973	$0.50	$18,514	$0.71

(1) Earnings per share amounts included in the table above may not sum due to rounding differences.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk disclosures during the six months ended August 31, 2021. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended February 28, 2021.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company and its subsidiaries are named defendants and plaintiffs in various routine lawsuits incidental to our business. These proceedings include labor and employment claims, use of the Company’s intellectual property, worker’s compensation, environmental matters, and various commercial disputes, all arising in the normal course of business. Although the outcome of these lawsuits or other proceedings cannot be predicted with certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other legal matters cannot be predicted at this time, management, after consultation with legal counsel, believes it has strong defenses to all of these matters and does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial condition, results of operations or cash flows.
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

Except as described below, there have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A. in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

Our business and operations may be adversely affected by the evolving and ongoing COVID-19 global pandemic.
The evolving impact of the viral strain of coronavirus ("COVID-19"), which was declared a global pandemic in March 2020 by the World Health Organization, resulted in most governments issuing restrictive orders, including “shelter in place” orders around the globe in 2020 to assist in reducing the spread of the virus.
Subsequently, in March 2020, the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (CISA) department issued guidance clarifying that critical infrastructure industries had a responsibility to maintain operations while these restrictive measures were in place. Based on input from the government, as well as our customers, we have continued to operate our businesses under the CISA guidelines in an effort to support critical infrastructure in the areas where we were either required to do so, or where we were able.
On September 9, 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to get a negative test at least once a week. The Department of Labor’s Occupational Safety and Health Administration (“OSHA”) is currently drafting an emergency regulation to carry out this mandate.
It is not currently possible to predict with any certainty the exact impact the new regulation would have on our Company. As a company with more than 100 employees, we will be required to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly. This mandate, when issued, could result in employee attrition, difficulty securing future labor needs and may have an adverse effect on future profit margins.
While we continue to support our customers, there remains uncertainty regarding the duration and severity of this ongoing pandemic, or newly identified variants, and the effect it could ultimately have on our supply chain. We continue to closely monitor the situation as information becomes readily available, take actions to ensure the safety of our labor force, to abide by the requirements under CISA and to prepare for the OSHA regulations.

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
The following table provides information with respect to purchases of common stock of the Company made during the six months ended August 31, 2021, by the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange act:

Period	Total Number of Share Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value that May Yet Be Used Under the Plans or Programs
Beginning balance, February 28, 2021				$84,002,349
March 1 through March 31	60,649	$49.47	60,649	81,002,123
April 1 through April 30	56,043	49.82	56,043	78,209,907
May 1 through May 31	9,078	51.92	9,078	77,738,544
June 1 through June 30	102,227	51.49	102,227	72,475,385
July 1 through July 30	148,452	51.56	148,452	64,821,609
August 1 through August 31	39,830	51.52	39,830	62,769,454
Total	416,279	$51.01	416,279	$62,769,454

Item 5. Other Information.
Amendment to Corporate Bylaws

On October 8, 2021, the Board of Directors of AZZ approved an amendment and restatement of AZZ’s current Bylaws, which changes were effective immediately upon approval. The amendments include, without limitation, the following:

•clarifying that the only matters to be considered at any special meeting of shareholders called by the Chairman, the President or the Board are those specified in in the notice of meeting;
•removing the limitation on the Board’s ability to fill a vacancy resulting from an increase in the number of directors constituting the whole Board;
•updating the advance notice provisions for director nominations and stockholder proposals;
•designating the district courts of the State of Texas in Tarrant County as the sole and exclusive forum for shareholder claims and director and officer indemnification claims; and
•designating the U.S. federal district court in Tarrant County, Texas (or if such court lacks jurisdiction or proper venue, any other U.S. federal district court) as the sole and exclusive forum for claims under the U.S. Securities Act of 1933, as amended, or the U.S. Securities Exchange Act of 1934, as amended, or any other federal securities law.

The foregoing summary of the amendment and restatement of the Company’s Bylaws is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 3.2 and is incorporated herein by reference.

Executive Officer Severance Plan

On and effective as of October 8, 2021, the Board of Directors of the Company adopted and approved the AZZ Inc.
Executive Officer Severance Plan (the “Executive Officer Severance Plan”), for executive officers of the Company who are selected for participation and whom are not covered by an employment agreement with the Company for severance pay and/or benefits for a termination under the same circumstances.

The Executive Officer Severance Plan provides for the payment of severance pay and benefits to eligible officers in the event of a termination of employment with the Company without cause or for good reason, each as defined in the Executive Officer Severance Plan (each a “Qualifying Termination”). In the event of an eligible officer’s Qualifying Termination and subject to the officer’s execution of a general release of claims against the Company, the Executive Officer Severance Plan provides for the severance pay and benefits as described below.

In addition to payment of amounts earned or receivable but unpaid, if the Qualified Termination is not in connection with a change in control (as described below), the severance pay and benefits are as follows:

•a lump sum equal to the eligible officer’s annual cash bonus for the fiscal year of the Company in which the Qualified Termination occurs, determined as if performance was at target for such year (“Target Cash Bonus”), and prorated for the number of days during such year the eligible officer was employed;
•continued payment of the eligible officer’s total of annual base salary and Target Cash Bonus for 18 months, commencing 60 days after the termination date;
•full vesting of the eligible officer’s outstanding time-based equity awards; and
•to the extent COBRA continuation coverage is elected for the eligible employee, his/her spouse and/or dependent children under the Company’s group health plan, the eligible officer will pay COBRA premiums equal to the amount a similarly-situated active officer would pay for the same coverage, and the Company will pay the remainder of the COBRA premium for up to 18 months.

If the Qualified Termination is in connection with a change in control (i.e., if the Qualified Termination occurs during the period (i) commencing upon the execution of a written agreement that, if consummated, would result in a change in control, and (ii) ending on the earlier of (A) the termination of such agreement, or (B) 24 months following the consummation of the change in control), the severance pay and benefits are the same as described above with the following modifications:

•continued payment of the eligible officer’s total of annual base salary and Target Cash Bonus for 24 months (instead of 18 months); and
•to the extent COBRA continuation coverage is elected for the eligible employee, his/her spouse and/or dependent children under the Company’s group health plan, the Company will pay up to 24 months of the full amount of the COBRA premium (or for months 19 to 24, the premium for COBRA-like or equivalent coverage, as applicable).

The Executive Officer Severance Plan does not provide for a gross-up to any of the executive officers to offset any excise taxes that may be imposed on excess parachute payments under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Excise Tax”). Instead, in the event the severance pay and benefits in connection with a change in control would, if paid, be subject to the Excise Tax, then the eligible officer would receive the amount that provides the greater net, after income tax amount between (i) the full amount of severance pay and benefits, calculated for this comparison after reduction by the Excise Tax, or (ii) the amount of severance pay and benefits reduced so that no Excise Tax will apply.

For purposes of the Executive Officer Severance Plan, “change in control” means (i) a sale of substantially all of the Company’s assets; (ii) a merger or consolidation in which the Company is not the surviving entity, and Company shareholders own less than 50 percent of the voting power of the surviving entity; (iii) a reverse merger in which the Company is the surviving entity, but the Company’s shareholders own less than 50 percent of the voting power of the surviving entity, or (iv) an acquisition by any person (other than a benefit plan or trust sponsored by the Company) of the beneficial ownership of equity securities of the Company representing over 50 percent of the combined voting power entitled to vote in the election of directors.

The foregoing description of the Executive Officer Severance Plan does not purport to be complete and is subject to and qualified in its entirety by reference to the Executive Officer Severance Plan, a copy of which is attached hereto as Exhibit 10.7, the terms of which are incorporated herein by reference.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Formation of AZZ Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)

3.2	Amended and Restated Bylaws of AZZ Inc. Filed Herewith.

10.1*	AZZ Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Form DEFA filed on May 25, 2018.).

10.2
Note Purchase Agreement, dated as of January 20, 2011, by and among AZZ incorporated and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 21, 2011).

10.3
Credit Agreement by and between AZZ Inc. as borrower, CitiBank,CitiBank, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lender's party hereto (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on July 9, 2021).

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

10.7*	AZZ Inc. Executive Officer Severance Plan. Filed Herewith.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc. (Registrant)

Date:	October 12, 2021	By:	/s/ Philip A. Schlom
Philip A. Schlom Chief Financial Officer