Form 10-Q
period 2021-11-30
AZZ INC
filed 2022-01-10
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of December 30, 2021 the registrant had outstanding 24,692,698 shares of common stock; $1.00 par value per share.

AZZ INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)Unaudited)

	November 30, 2021	February 28, 2021
Assets
Current assets:
Cash and cash equivalents	$20,355	$14,837
Accounts receivable (net of allowance for credit losses of $5,190 as of November 30, 2021 and $5,713 as of February 28, 2021)	144,764	128,127
Inventories:
Raw material	99,777	86,913
Work-in-process	6,152	4,453
Finished goods	1,041	1,546
Contract assets	67,884	58,056
Prepaid expenses and other	5,153	5,876
Assets held for sale	4,409	3,684
Total current assets	349,535	303,492
Property, plant and equipment, net	199,886	205,909
Operating lease right-of-use assets	45,050	37,801
Goodwill	353,434	353,881
Deferred Tax Assets	5,649	3,969
Intangibles and other assets, net	84,022	91,390
Total assets	$1,037,576	$996,442
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$42,457	$41,034
Income tax payable	3,200	—
Accrued salaries and wages	23,791	22,606
Other accrued liabilities	26,478	27,136
Customer deposits	721	348
Contract liabilities	14,733	16,138
Lease liability, short-term	7,277	6,588
Total current liabilities	118,657	113,850
Debt due after one year, net	191,468	178,419
Lease liability, long-term	37,395	32,629
Deferred income taxes	36,121	39,283
Other long-term liabilities	5,891	8,969
Total liabilities	389,532	373,150
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par, shares authorized 100,000; 24,693 shares issued and outstanding at November 30, 2021 and 25,108 shares issued and outstanding at February 28, 2021	24,693	25,108
Capital in excess of par value	81,747	75,979
Retained earnings	568,641	547,289
Accumulated other comprehensive loss	(27,037)	(25,084)
Total shareholders’ equity	648,044	623,292
Total liabilities and shareholders' equity	$1,037,576	$996,442
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020

Sales	$231,737	$226,623	$678,010	$643,287
Cost of sales	174,773	171,948	508,004	500,311
Gross margin	56,964	54,675	170,006	142,976

Selling, general and administrative	26,872	25,228	82,674	79,867
Restructuring and impairment charges	—	1,576	—	20,269
Operating income	30,092	27,871	87,332	42,840

Interest expense	1,630	2,272	5,081	7,376
Other (income) expense, net	1,413	(724)	1,362	823
Income before income taxes	27,049	26,323	80,889	34,641
Income tax expense	5,964	6,620	18,489	11,187
Net income	$21,085	$19,703	$62,400	$23,454
Earnings per common share
Basic earnings per share	$0.85	$0.76	$2.51	$0.90
Diluted earnings per share	$0.85	$0.76	$2.48	$0.90

Cash dividends declared per common share	$0.17	$0.17	$0.51	$0.51

The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
Net income	$21,085	$19,703	$62,400	$23,454
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax of $0	(1,508)	255	(1,953)	3,756
Interest rate swap, net of income tax of $0, $7, $0 and $22, respectively	—	(14)	—	(42)
Other comprehensive income (loss)	(1,508)	241	(1,953)	3,714
Comprehensive income	$19,577	$19,944	$60,447	$27,168

The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended November 30,
	2021	2020
Cash Flows From Operating Activities
Net income	$62,400	$23,454
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	(493)	233
Amortization and depreciation	33,222	34,176
Deferred income taxes	(4,955)	(4,660)
Loss on disposal of business	552	3,050
Loss on abandonment of long-lived assets	—	6,922
Loss on disposal group held for sale	—	7,030
Inventory write-downs	—	2,511
Net (gain) loss on sale of property, plant and equipment	238	—
Amortization of deferred borrowing costs	551	503
Share-based compensation expense	6,542	5,773
Effects of changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(18,844)	9,715
Inventories	(16,703)	(1,763)
Prepaid expenses and other	680	2,327
Other assets	(2,559)	226
Net change in contract assets and liabilities	(10,719)	(15,297)
Accounts payable	471	(7,026)
Other accrued liabilities and income taxes payable	(715)	(7,780)
Net Cash Provided by Operating Activities	49,668	59,394
Cash Flows From Investing Activities
Proceeds from sale of property, plant and equipment	2,706	454
Purchase of property, plant and equipment	(19,131)	(27,885)
Proceeds from sale of subsidiaries, net	—	12,444
Net Cash Used in Investing Activities	(16,425)	(14,987)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	1,544	1,694
Payments for taxes related to net share settlement of equity awards	(2,169)	(646)
Proceeds from revolving loan	216,000	161,000
Payments on revolving loan	(203,000)	(182,000)
Repurchase and retirement of treasury stock	(28,869)	(30,953)
Payments of dividends	(12,673)	(13,324)
Net Cash Used in Financing Activities	(29,167)	(64,229)
Effect of exchange rate changes on cash	1,442	2,330
Net Increase (Decrease) in Cash and Cash Equivalents	5,518	(17,492)
Cash and cash equivalents at beginning of period	14,837	36,687
Cash and cash equivalents at end of period	$20,355	$19,195
Supplemental disclosures
Cash paid for interest	$3,655	$5,241
Cash paid for income taxes	$23,259	$15,208
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended November 30, 2021
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance at August 31, 2021	24,840	$24,840	$79,908	$559,207	$(25,529)	$638,426
Share-based compensation	—	—	1,860	—	—	1,860
Common stock issued under stock-based plans and related income tax expense	1	1	(21)	—	—	(20)
Repurchase and retirement of treasury shares	(148)	(148)	—	(7,488)	—	(7,636)
Cash dividends paid	—	—	—	(4,163)	—	(4,163)
Net income	—	—	—	21,085	—	21,085
Foreign currency translation	—	—	—	—	(1,508)	(1,508)
Balance at November 30, 2021	24,693	$24,693	$81,747	$568,641	$(27,037)	$648,044

	Nine Months Ended November 30, 2021
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance at February 28, 2021	25,108	$25,108	$75,979	$547,289	$(25,084)	$623,292
Share-based compensation	—	—	6,542	—	—	6,542
Common stock issued under stock-based plans and related income tax expense	108	108	(2,277)	—	—	(2,169)
Common stock issued under employee stock purchase plan	41	41	1,503	—	—	1,544
Repurchase and retirement of treasury shares	(564)	(564)	—	(28,305)	—	(28,869)
Cash dividends paid	—	—	—	(12,673)	—	(12,673)
Net income	—	—	—	62,400	—	62,400
Foreign currency translation	—	—	—	(70)	(1,953)	(2,023)
Balance at November 30, 2021	24,693	$24,693	$81,747	$568,641	$(27,037)	$648,044

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended November 30, 2020
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance at August 31, 2020	26,076	$26,076	$71,797	$561,094	$(27,426)	$631,541
Share-based compensation	—	—	1,690	—	—	1,690
Common stock issued under stock-based plans and related income tax expense	6	6	(97)	—	—	(91)
Repurchase and retirement of treasury shares	(652)	(652)	—	(23,922)	—	(24,574)
Cash dividends paid	—	—	—	(4,432)	—	(4,432)
Net Income	—	—	—	19,703	—	19,703
Foreign currency translation	—	—	—	—	255	255
Interest rate swap	—	—	—	—	(14)	(14)
Balance at November 30, 2020	25,430	$25,430	$73,390	$552,443	$(27,185)	$624,078

	Nine Months Ended November 30, 2020
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance at February 29, 2020	26,148	$26,148	$66,703	$572,414	$(30,899)	$634,366
Share-based compensation	—	—	5,773	—	—	5,773
Common stock issued under stock-based plans and related income tax expense	76	76	(722)	—	—	(646)
Common stock issued under employee stock purchase plan	58	58	1,636	—	—	1,694
Repurchase and retirement of treasury shares	(852)	(852)	—	(30,101)	—	(30,953)
Cash dividends paid	—	—	—	(13,324)	—	(13,324)
Net income	—	—	—	23,454	—	23,454
Foreign currency translation	—	—	—	—	3,756	3,756
Interest rate swap	—	—	—	—	(42)	(42)
Balance at November 30, 2020	25,430	$25,430	$73,390	$552,443	$(27,185)	$624,078

The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The Company and Basis of Presentation
AZZ Inc. (“AZZ”, the “Company”, "our" or “we”) was established in 1956 and incorporated under the laws of the state of Texas. The Company is a global provider of metal coating solutions, welding solutions, specialty electrical equipment and highly engineered services to the power generation, transmission, distribution, refining and industrial markets. The Company has two distinct operating segments: the Metal Coatings segment and the Infrastructure Solutions segment. AZZ Metal Coatings provides hot dip galvanizing, spin galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries through 39 galvanizing plants and six surface technologies facilities located in the United States and Canada. AZZ Infrastructure Solutions is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in markets worldwide.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of November 30, 2021, the results of its operations for the three and nine months ended November 30, 2021 and 2020, and cash flows for the nine months ended November 30, 2021 and 2020. The interim results reported herein are not necessarily indicative of results for a full year. Certain previously reported amounts have been reclassified to conform to current period presentation.
Coronavirus (COVID-19)
The continued uncertainty associated with COVID-19, and any of the ongoing variants, did not have a material adverse effect on the Company's results of operations for the three and nine months ended November 30, 2021. While the Company continues to support its customers, there remains uncertainties regarding the duration and, to what extent, if any, that the COVID-19 pandemic, or newly identified variants, or additional regulatory requirements, will ultimately have on the demand for the Company's products and services or with its supply chain or its employees.

The impact of COVID-19 to the Company's personnel and operations has been limited. During the third quarter of fiscal 2022, the Company continued to see improvement in sales and operating income in both of its operating segments. However, labor market and supply chain challenges have increased during the current quarter, resulting in increased operating expenses as the constrained labor market and supply chain disruptions impacted the availability and cost of labor and materials. In addition, new vaccine mandates were announced on September 9, 2021. Since the most current pronouncements indicate the mandates must be implemented by January 10, 2022, the extent of the regulatory impact is unclear at this time and could potentially have an adverse impact on our future operations. We cannot reasonably estimate the severity of this pandemic or the government's mandates regarding the same, or the extent to which the disruption may materially impact our consolidated balance sheets, statements of income or statements of cash flows for fiscal year 2022 or beyond.
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
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
Numerator:
Net income for basic and diluted earnings per common share	$21,085	$19,703	$62,400	$23,454
Denominator:
Denominator for basic earnings per common share–weighted average shares	24,729	25,936	24,910	26,090
Effect of dilutive securities:
Employee and Director stock awards	216	115	222	87
Denominator for diluted earnings per common share	24,945	26,051	25,132	26,177
Earnings per share basic and diluted:
Basic earnings per common share	$0.85	$0.76	$2.51	$0.90
Diluted earnings per common share	$0.85	$0.76	$2.48	$0.90

For the three and nine months ended November 30, 2021, 150,171 and 137,186 shares, respectively, were excluded from the calculation of diluted EPS because the effect would be antidilutive. For the three and nine months ended November 30, 2020, 80,148 and 128,918 shares, respectively, were excluded from the calculation of diluted EPS because the effect would be antidilutive. These shares could be dilutive in future periods.

3.Sales
Disaggregated Sales
The following table presents disaggregated sales by customer industry (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
Sales:
Industrial	$141,360	$138,240	$420,367	$335,462
Transmission and distribution	57,934	56,656	149,162	203,332
Power generation	32,443	31,727	108,481	104,493
Total sales	$231,737	$226,623	$678,010	$643,287
See Note 4 for sales information by segment.
Contract Liabilities
The timing of sales recognition, billings and cash collections results in accounts receivable, contract assets (unbilled receivables), and contract liabilities (customer advances and deposits) on the consolidated balance sheets, primarily related to our Infrastructure Solutions segment. Amounts are billed as work progresses in accordance with agreed upon contractual terms, either at periodic intervals (e.g., weekly or monthly) or upon the achievement of contractual milestones. Billing can occur subsequent to sales recognition, resulting in contract assets. In addition, we sometimes receive advances or deposits from our customers, before sales are recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.
The following table shows the changes in contract liabilities for the nine months ended November 30, 2021 and 2020, respectively (in thousands):

	2021	2020
Balance at February 28/29,	$16,138	$18,418
Contract liabilities added during the period	8,203	5,017
Sales recognized during the period	(9,608)	(11,914)
Balance at November 30,	$14,733	$11,521

The Company did not record any sales for the nine months ended November 30, 2021 or 2020 related to performance obligations satisfied in prior periods. The Company expects to recognize sales, related to the $14.7 million balance of contract liabilities as of November 30, 2021 of approximately $3.6 million, $9.9 million, $1.0 million and $0.2 million in fiscal 2022, 2023, 2024 and 2025, respectively.

4.Operating Segments
Segment Information

The Company has two distinct operating segments: the Metal Coatings segment and the Infrastructure Solutions segment.

The Metal Coatings segment provides hot dip galvanizing, spin galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries through facilities located throughout the United States and Canada. Hot dip galvanizing is a metallurgical process in which molten zinc reacts to steel. The zinc alloying provides corrosion protection and extends the life-cycle of fabricated steel for several decades.

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

Sales and operating income by segment for each period were as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
Sales:
Metal Coatings	$133,373	$115,616	$390,701	$351,643
Infrastructure Solutions	98,364	111,007	287,309	291,644
Total sales	$231,737	$226,623	$678,010	$643,287

Operating income:
Metal Coatings	$32,724	$28,671	$95,888	$69,355
Infrastructure Solutions	9,189	8,722	25,838	3,364
Corporate	(11,821)	(9,522)	(34,394)	(29,879)
Total operating income	$30,092	$27,871	$87,332	$42,840

Asset balances by segment for each period were as follows (in thousands):

	November 30, 2021	February 28, 2021
Total assets:
Metal Coatings	$493,700	$480,778
Infrastructure Solutions	515,987	489,986
Corporate	27,889	25,678
Total	$1,037,576	$996,442
Financial Information About Geographical Areas
The following table presents sales by geographic region for each period (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
Sales:
United States	$202,998	$180,429	$586,584	$540,162
International	28,739	46,194	91,426	103,125
Total	$231,737	$226,623	$678,010	$643,287

The following table presents fixed assets by geographic region for each period (in thousands):

	November 30, 2021	February 28, 2021
Property, plant and equipment, net:
United States	$178,020	$180,718
Canada	11,968	15,007
Other countries	9,898	10,184
Total	$199,886	$205,909

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
The following table shows the changes in the warranty reserves for the nine months ended November 30, 2021 and 2020 (in thousands):

	Nine Months Ended November 30,
	2021	2020
Beginning balance	$4,079	$3,702
Warranty costs incurred	(357)	(1,251)
Additions charged to income	492	1,073
Transferred to held for sale	—	(478)
Ending balance	$4,214	$3,046

6.Debt
The Company's debt consisted of the following for each of the periods presented (in thousands):

	November 30, 2021	February 28, 2021
Revolving Credit Facility	$42,000	$29,000
2020 Senior Notes	150,000	150,000
Total debt, gross	192,000	179,000
Unamortized debt issuance costs	(532)	(581)
Total debt, net	$191,468	$178,419

The Company's debt agreements require the Company to maintain certain financial ratios, of which the most restrictive is a debt to EBITDA leverage ratio of at least 3.25 to 1.00. As of November 30, 2021, the Company was in compliance with all covenants or other requirements set forth in the debt agreements.

On July 8, 2021, the Company refinanced its current unsecured revolving credit facility, which was scheduled to mature in March 2022, with a new five-year senior unsecured revolving credit facility, dated July 8, 2021 by and among the Company, borrower, Citibank, N.A., as administrative agent and the other agents and lender parties thereto (the “2021 Credit Agreement”). The 2021 Credit Agreement matures in July 2026 and includes the following significant terms;

i.provides for a senior unsecured revolving credit facility with a principal amount of up to $400.0 million revolving loan commitments, and includes an additional $200.0 million uncommitted incremental accordion facility;
ii.interest rate margin ranges from 87.5 basis points ("bps") to 175 bps for Eurodollar Rate loans, and from 0.0 bps to 75 bps for Base Rate loans (as defined in the 2021 Credit Agreement), depending on leverage ratio of the Company and its consolidated subsidiaries as a group;
iii.includes a letter of credit sub-facility up to $85.0 million for the issuance of standby and commercial letters of credit,
iv.includes a $50.0 million sublimit for swing line loans;
v.includes customary representations and warranties, affirmative covenants and negative covenants, and events of default; including restrictions on incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions, carve-outs and baskets; and
vi.includes a maximum leverage ratio financial covenant and an interest coverage ratio financial covenant, each to be tested at each quarter end.

The proceeds of the advances under the 2021 Credit Agreement are to be utilized primarily to finance working capital needs, capital improvements, dividends, acquisitions and for general corporate purposes.

The foregoing summary of material terms and provisions of the 2021 Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the 2021 Credit Agreement, a copy of which is attached hereto as Exhibit 10.3 to this Form 10-Q and is incorporated herein by reference.

7.Leases
The Company is a lessee under various operating leases for facilities and equipment. Supplemental information related to the Company's portfolio of operating leases was as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
Operating cash flows from operating leases included in lease liabilities	$2,338	$2,069	$6,780	$6,313
Lease liabilities obtained from new ROU assets - operating	376	—	13,646	1,529
Operating and financing cash flows from financing leases included in lease liabilities	37	—	74	—
Lease liabilities obtained from new ROU assets - financing	348	—	362	—

	November 30, 2021	February 28, 2021
Weighted-average remaining lease term - operating leases (years)	7.88	6.92
Weighted-average discount rate - operating leases	4.46%	4.71%
Weighted-average remaining lease term - financing leases (years)	4.54	4.25
Weighted-average discount rate - financing leases	4.46%	4.00%
The following table outlines the classification of lease expense in the statements of income (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
Cost of sales	$2,808	$2,438	$8,205	$8,222
Selling, general and administrative	910	1,107	3,031	3,491
Total lease expense	$3,718	$3,545	$11,236	$11,713

As of November 30, 2021, maturities of the Company's lease liabilities were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2022 (remaining 3 months)	$2,301	$37	$2,338
2023	8,856	147	9,003
2024	7,973	147	8,120
2025	6,901	145	7,046
2026	5,358	76	5,434
Thereafter	21,391	72	21,463
Total lease payments	52,780	624	53,404
Less imputed interest	(8,691)	(41)	(8,732)
Total	$44,089	$583	$44,672

8.Income Taxes
The provision for income taxes reflects an effective tax rate of 22.0% for the three months ended November 30, 2021, compared to 25.1% for the respective prior year comparable period. The decrease in the effective tax rate was primarily attributable to unfavorable adjustments recorded in the prior year comparable period, related to an IRS audit settlement for research and development tax credits, that are not recurring in the current year.

For the nine months ended November 30, 2021, the effective tax rate was 22.9%, compared to 32.3% for the prior year comparable period. The current year decrease in the effective tax rate of 940 basis points is the result of the prior year impact of restructuring and impairment charges and an IRS settlement for research and development tax credits for multiple years, which more than offset current year recognition of uncertain tax positions.
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
The following table outlines the Company's share repurchases under the 2011 Authorization and the 2020 Authorization for the three and nine months ended November 30, 2021 (dollars in thousands, except per share data):

	Three Months Ended November 30, 2021	Nine Months Ended November 30, 2021
Number of shares repurchased	148,021	564,300
Total amount of shares repurchased	$7,636	$28,869
Average price per share	$51.59	$51.16

10.     Assets Held for Sale

The Company has been executing on its plan to divest certain non-core businesses. The strategic decision to divest these businesses reflects the Company's long-term strategy to become a predominantly metal coatings focused company. The historical annual sales, operating profit and net assets of these businesses were not significant enough to qualify as discontinued operations.
As of November 30, 2021, one business in our Infrastructure Solutions segment and one non-operating location in our Metal Coatings segment continue to be classified as held for sale. The assets and liabilities of the businesses expected to be disposed of within the next twelve months are included in "Assets held for sale" in the accompanying consolidated balance sheets.

Assets and liabilities allocated to the disposal group are as follows (in thousands):

As of November 30, 2021
Assets
Accounts receivable	$3,399
Inventories	2,057
Contract assets	3,373
Other current assets	55
Property, plant and equipment	1,233
Other assets	87
Goodwill	1,693

Liabilities
Accounts payable	(608)
Contract liabilities	(913)
Other accrued liabilities	(2,451)
Other long term liabilities	(26)
Total carrying value	7,899
Less: Impairment of carrying value of remaining assets held for sale to estimated sales price(1)	(3,490)
Fair value of disposal group	$4,409
(1) Impairment charges of $3,490 were recognized for the three months ended August 31, 2020.

11.     Restructuring and Impairment Charges

During the nine months ended November 30, 2021, the Company did not recognize any restructuring and impairment charges. In the second quarter of fiscal 2021, the Company developed and began the implementation of a plan to divest certain non-core businesses and later, divested several non-core businesses. During the first and second quarter of fiscal 2021, the Company recognized $1.6 million for impairment charges and a loss on the sale of the Galvabar business, which was included in the Metal Coatings segment. During the third quarter of fiscal 2021, the Company completed the sale of AZZ SMS LLC ("SMS"), which was included in the Infrastructure Solutions segment. The Company recognized impairment charges of $0.9 million for SMS during the second quarter of fiscal 2021, and an additional loss of $1.9 million during the third quarter of fiscal 2021. The loss on the sale of these businesses are included in "Restructuring and impairment charges" in the consolidated statements of operations.
The restructuring and impairment charges for the nine months ended November 30, 2020 are summarized in the table below (in thousands):

	Nine Months Ended November 30, 2020
	Metal Coatings	Infra- structure Solutions	Total
Write down on assets held for sale to estimated sales price	$2,930	$4,100	$7,030
Write down of assets expected to be abandoned	6,922	—	6,922
(Gain)/loss on sale of subsidiaries	1,191	1,859	3,050
Write down of excess inventory	—	2,511	2,511
Costs associated with assets held for sale	—	756	756
Total charges	$11,043	$9,226	$20,269

Infrastructure Solutions Segment
During the nine months ended November 30, 2020, as a result of the continued market pressures in the oil and gas services market, the Company undertook an evaluation of inventory within the tubular products business. As a result of the evaluation, the Company determined certain inventories to be in excess of their net realizable value, and recorded an inventory adjustment of $2.5 million to reduce the inventory to its net realizable value.

Metal Coatings Segment
During the nine months ended November 30, 2020, the Company approved a plan to close certain locations within the Metal Coatings segment. Management performed an analysis of the assets at each location expected to be closed. For assets that were not transferred to another location for use in operations, management recognized a charge to reflect a decrease in the estimated useful life and lower value to the Company.

The following table summarizes the charges recognized during the nine months ended November 30, 2020 related to locations that have been closed (in thousands):

Nine Months Ended November 30, 2020
Inventory write down	$336
Property & equipment write downs	2,956
Intangible impairment	3,258
Other	372
Total	$6,922
12. Commitments and Contingencies
Legal
The Company and its subsidiaries are named defendants and plaintiffs in various routine lawsuits incidental to its business.  These proceedings include labor and employment claims, worker’s compensation, environmental  matters, and various commercial disputes, all of which arise in the normal course of conducting business. As discovery progresses on all outstanding legal matters, the Company will continue to evaluate opportunities to either settle the disputes for nuisance value or potentially enter into mediation as a way to resolve the disputes prior to trial. As the pending cases progress through additional discovery, including expert testimony and mediation, our assessment of the likelihood of an unfavorable outcome on one or more of the pending lawsuits may change. The outcome of these lawsuits or other proceedings cannot be predicted with certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other matters cannot be predicted at this time. Management, after consultation with legal counsel, believes it has strong defenses to all of these matters and does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or cash flows.
13.     Subsequent Event

On December 31, 2021, the Company entered into an agreement to acquire all the assets of Steel Creek Galvanizing Company, LLC (“Steel Creek”), a privately held hot-dip galvanizing company based in Blacksburg, South Carolina. The business will be included in the Company's Metal Coatings segment. The acquisition expanded our network of galvanizing plants.

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

RESULTS OF OPERATIONS

Strategy
We have a developed strategy and periodically review our strategy against our performance, market conditions and competitive threats. During the third quarter of fiscal 2021, we publicly announced strategic and financial initiatives to enhance shareholder value. These initiatives included a comprehensive, Board-led review of our portfolio and capital allocation and the engagement of leading independent financial, legal and tax advisors in support of this review. We have completed much of the review and continue to aggressively pursue these initiatives in fiscal 2022. We believe these actions will allow us to accelerate the strategy to become a predominantly metal coatings focused company, which we believe will more rapidly enhance shareholder value.
Coronavirus (COVID-19)

The continued uncertainty associated with COVID-19, and any of the ongoing variants, did not have a material adverse effect on our results of operations for the three months ended November 30, 2021. While we continue to support our customers, there remains uncertainties regarding the duration and, to what extent, if any, that the COVID-19 pandemic, or newly identified variants, or additional regulatory requirements, will ultimately have on the demand for our products and services or with our supply chain or our employees.

The impact of COVID-19 to the Company's personnel and operations has been limited. During the third quarter of fiscal 2022, the Company continued to see improvement in sales and operating income in both of its operating segments. However, labor market and supply chain challenges have increased during the current quarter, resulting in increased operating expenses as the constrained labor market and supply chain disruptions impacted the availability and cost of labor and materials. In addition, new vaccine mandates were announced on September 9, 2021. Since the most current pronouncements indicate the mandates must be implemented by January 10, 2022, the extent of the regulatory impact is unclear at this time and could potentially have an adverse impact on our future operations. We cannot reasonably estimate the severity of this pandemic or the government's mandates regarding the same, or the extent to which the disruption may materially impact our consolidated balance sheets, statements of income or statements of cash flows for fiscal year 2022 or beyond.
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
During the nine months ended November 30, 2021, we have continued to execute our plan to divest certain non-core businesses, which was approved by the board of directors in fiscal 2021. As of November 30, 2021, one business in our Infrastructure Solutions segment and one non-operating location in our Metal Coatings segment remain classified as held for sale. The assets and liabilities of these locations are expected to be disposed of within the next twelve months, and are included in "Assets held for sale" in the accompanying consolidated balance sheets.
Orders and Backlog

Our backlog relates entirely to our Infrastructure Solutions segment and excludes transaction taxes for certain foreign subsidiaries. As of November 30, 2021, backlog increased $31.6 million from February 28, 2021, to $217.7 million. Our backlog increased $43.3 million, or 24.8%, compared to $174.4 million for the same period in the prior fiscal year. The increase in backlog is primarily due to an increase in backlog in the Electrical platform, partially offset by the continued reduction of international backlog, including China, related to several non-recurring contracts, and, to a lesser extent, divestitures that occurred in fiscal year 2021. For the three months ended November 30, 2021, net bookings increased $53.6 million, or 27.6%, to $248.0 million, compared to same period of fiscal 2021, as a result of strong bookings in our Electrical platform and continued strong sales in the Metal Coatings segment. The book-to-sales ratio increased to 1.07, from 0.86.

The table below includes the progression of backlog (in thousands):

	Period Ended		Period Ended
Backlog	2/28/2021	$186,119	2/29/2020	$243,799
Net bookings		229,805		174,865
Acquired backlog		—		—
Sales recognized		(229,826)		(213,293)
Backlog	5/31/2021	186,098	5/31/2020	205,371
Book to sales ratio		1.00		0.82
Net bookings		231,821		208,627
Sales recognized		(216,447)		(203,372)
Backlog	8/31/2021	$201,472	8/31/2020	$210,626
Book to sales ratio		1.07		1.03
Net bookings		247,984		194,376
Backlog adjusted due to divestiture		—		(4,026)
Sales recognized		(231,737)		(226,623)
Backlog	11/30/2021	217,719	11/30/2020	174,353
Book to Sales ratio		1.07		0.86

QUARTER ENDED NOVEMBER 31, 2021 COMPARED TO THE QUARTER ENDED NOVEMBER 31, 2020

Segment Sales
The following table reflects the breakdown of sales by segment (in thousands):

	Three Months Ended November 30,
	2021	2020
Sales:
Metal Coatings	$133,373	$115,616
Infrastructure Solutions	98,364	111,007
Total Sales	$231,737	$226,623

For the three months ended November 30, 2021 (the "current quarter"), consolidated sales increased $5.1 million, or 2.3%, compared to the three months ended November 30, 2020 (the "prior year quarter"). Sales for the Metal Coatings segment increased $17.8 million, or 15.4%, for the current quarter, compared to the prior year quarter. The increase was primarily due to improved price realization for our superior quality and service and the acquisition of a metal coatings business during the fourth quarter of fiscal 2021.
Sales for the Infrastructure Solutions segment decreased $12.6 million, or 11.4%, for the current quarter, compared to the prior year quarter. In the Industrial platform, the decrease was primarily due to net sales decreases in our international operations and the divestiture of SMS during the third quarter of fiscal 2021, partially offset by an increase in domestic sales. In the Electrical platform, sales decreased due to a delay in material receipts resulting from supply chain disruptions and the constrained labor market at several of our enclosure and switchgear plants in our domestic operations, and lower sales in China as several projects near completion. These decreases were partially offset by an increase in our domestic bus duct sales.
Segment Operating Income
The following table reflects the breakdown of operating income by segment (in thousands):

	Three Months Ended November 30, 2021				Three Months Ended November 30, 2020
	Metal Coatings	Infra- structure Solutions	Corporate	Total	Metal Coatings	Infra- structure Solutions	Corporate	Total
Operating income (loss):
Sales	$133,373	$98,364	$—	$231,737	$115,616	$111,007	$—	$226,623
Cost of sales	96,361	78,412	—	174,773	83,553	88,395	—	171,948
Gross margin	37,012	19,952	—	56,964	32,063	22,612	—	54,675
Selling, general and administrative	4,288	10,763	11,821	26,872	3,673	12,033	9,522	25,228
Restructuring and impairment charges	—	—	—	—	(281)	1,857	—	1,576
Total operating income (loss)	$32,724	$9,189	$(11,821)	$30,092	$28,671	$8,722	$(9,522)	$27,871
Operating income for the Metal Coatings segment increased $4.1 million, or 14.1%, for the current quarter, compared to the prior year quarter. The current quarter increase was due to improved sales as described above and the achievement of operational efficiencies in our Surface Technologies platform.
Operating income for the Infrastructure Solutions segment increased by $0.5 million, or 5.4%, for the current quarter, compared to the prior year quarter. Industrial platform sales increased for our domestic operations, and the segment benefited from the divestiture of SMS during the third quarter of fiscal year 2021, which incurred losses in the prior year. These increases were partially offset by a decrease in operating income in our international operations. In the Electrical platform, operating income decreased for our enclosures and switchgear products due to increased costs for labor and materials as a result of the constrained labor market and supply chain disruptions. The decrease was partially offset by an increase in operating income for our lighting and tubing products.
Corporate expenses increased $2.3 million, or 24.1%, for the current quarter, compared to the prior year quarter. The increase is primarily due to increases related to payroll and compensation costs, as well as external consulting costs associated with our ongoing strategic review.
Restructuring and Impairment Charges
During the current quarter, we continued to execute a plan to divest certain non-core businesses. During the first nine months ended November 30, 2020, we closed on the sale of two businesses, and the board of directors approved a plan to divest certain other businesses within the Company. As of November 30, 2021, one additional business in our Infrastructure Solutions segment and one non-operating location in our Metal Coatings segment continue to be classified as held for sale. The assets and liabilities of the businesses expected to be disposed of within the next twelve months are included in "Assets held for sale" in the accompanying consolidated balance sheets.
During the current quarter, no restructuring and impairment charges were recorded. During the prior year quarter, we recorded certain charges related to these restructuring activities, which are summarized in the table below:

	Three Months Ended November 30, 2020
	Metal Coatings	Infra- structure Solutions	Total
Write down on assets held for sale to estimated sales price	$(231)	$—	$(231)
Write down of assets expected to be abandoned	(43)	—	(43)
(Gain)/loss on sale of subsidiaries	(7)	1,859	1,852
Costs associated with assets held for sale	—	(2)	(2)
Total charges	$(281)	$1,857	$1,576
Other (income) expense, net
Other expense was $1.4 million for the current quarter, compared to other income of $0.7 million for the prior year quarter. The increase was primarily due to unfavorable foreign exchange transaction adjustments in the current year.
Interest Expense
Interest expense for the current quarter decreased $0.6 million, or 28.3%, to $1.6 million, compared to $2.3 million for the prior year quarter. The decrease in interest expense was primarily attributable to the Company's 2020 Senior Notes, which were funded in late fiscal 2021. While the borrowings under the 2020 Senior Notes increased $25.0 million to $150.0 million, they carry lower interest rates than the Company's previous senior notes.
Income Taxes

The provision for income taxes reflects an effective tax rate of 22.0% for the current quarter, compared to 25.1% for the respective prior year quarter. The decrease in the effective tax rate was primarily attributable to unfavorable adjustments recorded in the prior year quarter, related to an IRS audit settlement for research and development tax credits.

NINE MONTHS ENDED NOVEMBER 31, 2021 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 31, 2020

Segment Sales
The following table reflects the breakdown of sales by segment (in thousands):

	Nine Months Ended November 30,
	2021	2020
Sales:
Metal Coatings	$390,701	$351,643
Infrastructure Solutions	287,309	291,644
Total Sales	$678,010	$643,287

For the nine months ended November 30, 2021 (the "current nine-month period"), consolidated sales increased $34.7 million, or 5.4%, compared to the nine months ended November 30, 2020 (the "prior year nine-month period"). Sales for the Metal Coatings segment increased $39.1 million, or 11.1%, for the current nine-month period, compared to the prior year nine-month period. The increase in sales was primarily due to improved price realization for our superior quality and service and the acquisition of a metal coatings facility during the fourth quarter of fiscal 2021. The volume of steel processed also increased in the current period, compared to the prior year period.
Sales for the Infrastructure Solutions segment decreased $4.3 million, or 1.5%, for the current nine-month period, compared to the prior year nine-month period. Sales decreased in the Industrial platform, primarily due to the divestiture of SMS in the third quarter of fiscal year 2021, partially offset by sales increases in both domestic and international operations (as the prior year was significantly impacted by COVID-19). In the Electrical platform, sales decreased due to a delay in material receipts due to supply chain disruptions and the constrained labor market at several of our enclosure and switchgear plants in our domestic operations, and lower sales in China as several projects near completion. The decrease in our enclosure and switchgear plants was partially offset by an increase in our domestic bus duct sales.
Segment Operating Income
The following table reflects the breakdown of operating income by segment (in thousands):

	Nine Months Ended November 30, 2021				Nine Months Ended November 30, 2020
	Metal Coatings	Infra- structure Solutions	Corporate	Total	Metal Coatings	Infra- structure Solutions	Corporate	Total
Operating income (loss):
Sales	$390,701	$287,309	$—	$678,010	$351,643	$291,644	$—	$643,287
Cost of sales	282,198	225,806	—	508,004	258,983	241,328	—	500,311
Gross margin	108,503	61,503	—	170,006	92,660	50,316	—	142,976
Selling, general and administrative	12,615	35,665	34,394	82,674	12,262	37,726	29,879	79,867
Restructuring and impairment charges	—	—	—	—	11,043	9,226	—	20,269
Total operating income (loss)	$95,888	$25,838	$(34,394)	$87,332	$69,355	$3,364	$(29,879)	$42,840
Operating income for the Metal Coatings segment increased $26.5 million, or 38.3%, for the current nine-month period, compared to the prior year nine-month period. The increase was primarily due to impairment and restructuring charges recognized in fiscal 2021 of $11.0 million, the increase in sales as described above and the achievement of operational efficiencies in our surface technologies platform.
Operating income for the Infrastructure Solutions segment increased by $22.5 million, or 668.1%, for the current nine-month period, compared to the prior year nine-month period. Gross margins improved on operating leverage within both the Industrial and Electrical platforms compared to prior year, as well as a divestiture of an under-performing business in the Industrial platform in the third quarter of fiscal year 2021. In addition, in the prior year to date period, operating income was impacted by an impairment on assets being classified as assets held for sale and other asset impairments of $9.2 million, as discussed below.
Corporate expenses increased $4.5 million, or 15.1%, for the current nine-month period, compared to the prior year nine-month period. The increase is primarily due to increases in payroll and compensation costs, and external consulting costs associated with the ongoing strategic review.
Restructuring and Impairment Charges
During the current nine-month period, we continued to execute a plan to divest certain non-core businesses. During the prior year nine-month period, we closed on the sale of two businesses, and the board of directors approved a plan to divest certain other businesses within the Company. As of November 30, 2021, one additional business in our Infrastructure Solutions segment and one non-operating location in our Metal Coatings segment continue to be classified as held for sale. The assets and liabilities of the businesses expected to be disposed of within the next twelve months are included in "Assets held for sale" in the accompanying consolidated balance sheets.
During the current nine-month period, no restructuring and impairment charges were recorded. During the compared to the prior year nine-month period, we recorded certain charges related to these restructuring activities, which are summarized in the table below:

	Nine Months Ended November 30, 2020
	Metal Coatings	Infra- structure Solutions	Total
Write down on assets held for sale to estimated sales price	$2,930	$4,100	$7,030
Write down of assets expected to be abandoned	6,922	—	6,922
Loss on sale of subsidiaries	1,191	1,859	3,050
Write down of excess inventory	—	2,511	2,511
Costs associated with assets held for sale	—	756	756
Total charges	$11,043	$9,226	$20,269
Other (income) expense, net
Other expense was $1.4 million for the current nine-month period, compared to $0.8 million for the prior year nine-month period. The increase was primarily due to unfavorable foreign exchange transaction adjustments for foreign costs and intercompany loans in the current year.
Interest Expense
Interest expense for the for the current nine-month period decreased $2.3 million, or 31.1%, to $5.1 million, compared to $7.4 million for the prior year nine-month period. The decrease was primarily attributable to the Company's 2020 Senior Notes, which were funded in late fiscal 2021. While the borrowings under the 2020 Senior Notes increased $25.0 million to $150.0 million, they carry lower interest rates than the Company's previous senior notes.
Income Taxes

The provision for income taxes reflects an effective tax rate of 22.9% for the current nine-month period, compared to 32.3% for the prior year nine-month period. The current year decrease in the effective tax rate of 940 basis points is the result of the prior year impact of restructuring and impairment charges and an IRS settlement for research and development tax credits for multiple years, which more than offset current year recognition of uncertain tax positions.

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
Cash Flows
The following table summarizes our cash flows by category and working capital for the periods presented (in thousands):

	Nine Months Ended November 30,
	2021	2020
Net cash provided by operating activities	$49,668	$59,394
Net cash used in investing activities	(16,425)	(14,987)
Net cash used in financing activities	(29,167)	(64,229)
Working Capital	230,878	189,642
Net cash provided by operating activities for the current nine-month period was $49.7 million, compared to $59.4 million for the prior year nine-month period. The decrease in cash provided by operating activities is primarily attributable to increased net income, which was impacted by $20.3 million of impairment and restructuring charges in the prior year nine-month period, and increases in working capital from contract assets and liabilities, accounts payable and accrued expenses. These increases were more than offset by decreases in working capital from accounts receivable, inventories and prepaid assets.
Net cash used in investing activities for the current nine-month period was $16.4 million, compared to $15.0 million for the prior year nine-month period. The increase in cash used for investing activities for the current quarter was primarily attributable decreased proceeds from the sale of subsidiaries, due to the sale of our Galvabar business in the prior year, partially offset by decreased capital expenditures in the current year.
Net cash used in financing activities for the current nine-month period was $29.2 million, compared to $64.2 million for the prior year nine-month period. The decrease in cash used in financing activities during the current quarter was primarily attributable to an increase in net draws on our credit facility and a decrease in repurchases of shares of Company common stock. See “Share Repurchases” sections below for additional information.
Financing and Capital
On July 8, 2021, the Company refinanced its current unsecured revolving credit facility, which was scheduled to mature in March 2022, with a new five-year senior unsecured revolving credit facility dated July 8, 2021 by and among the Company, borrower, Citibank, N.A., as administrative agent and the other agents and lender parties thereto (the “2021 Credit Agreement”). The 2021 Credit Agreement matures in July 2026 and includes the following significant terms:

i.provides for a senior unsecured revolving credit facility with a principal amount of up to $400.0 million revolving loan commitments, and includes an additional $200.0 million uncommitted incremental accordion facility;
ii.interest rate margin ranges from 87.5 bps to 175 bps for Eurodollar Rate loans, and from 0.0 bps to 75 bps for Base Rate loans (as defined in the 2021 Credit Agreement), depending on leverage ratio of the Company and its consolidated subsidiaries as a group;
iii.includes a letter of credit sub-facility up to $85.0 million for the issuance of standby and commercial letters of credit,
iv.includes a $50.0 million sublimit for swing line loans;
v.includes customary representations and warranties, affirmative covenants and negative covenants, and events of default, including restrictions on incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions, carve-outs and baskets; and
vi.includes a maximum leverage ratio financial covenant and an interest coverage ratio financial covenant, each to be tested at each quarter end.

The proceeds of the advances under the 2021 Credit Agreement are to be utilized primarily to finance working capital needs, capital improvements, dividends, acquisitions and for general corporate purposes.

The foregoing summary of material terms and provisions of the 2021 Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the 2021 Credit Agreement, a copy of which is attached hereto as Exhibit 10.3 to this Form 10-Q and is incorporated herein by reference.
As of November 30, 2021, we had $192.0 million of total debt outstanding with varying maturities through fiscal 2032 and we were in compliance with all of the covenants related to these outstanding borrowings. As of November 30, 2021, we had approximately $348.2 million of additional credit available for future draws or letters of credit.
Share Repurchase Program
During the current nine-month period, the Company repurchased 564,300 of its common shares in the amount of $28.9 million at an average purchase price of $51.16 under the 2020 Share Authorization. For additional information regarding our share repurchases during the current year-to-date period, see Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”
Other Exposures
We have exposure to commodity price increases in both of our operating segments, primarily copper, aluminum, steel and nickel-based alloys in the Infrastructure Solutions segment and zinc and natural gas in the Metal Coatings segment. We attempt to minimize these increases through escalation clauses in customer contracts for copper, aluminum, steel and nickel-based alloys, when market conditions allow and through fixed cost contract purchases on zinc. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process, supply chain management, and through increases in prices where competitively feasible.
Off Balance Sheet Arrangements and Contractual Obligations
As of November 30, 2021, we did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
As of November 30, 2021, we had outstanding letters of credit in the amount of $20.6 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. We continuously evaluate our estimates and assumptions based upon current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, sales and expenses that are not readily apparent from other sources.
During the current nine-month period, there were no significant changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended February 28, 2021.
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

In fiscal 2021, the Company developed and began the implementation of a plan to divest certain non-core businesses and later, divested several non-core businesses. During the nine months ended November 30, 2021, the Company did not recognize any restructuring and impairment charges. The following tables provides a reconciliation for the three and nine months ended November 30, 2021 and 2020 between the various measures calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
Operating income	30,092	$27,871	87,332	$42,840
Restructuring and impairment charges	—	1,576	—	20,269
Adjusted operating income	$30,092	$29,447	$87,332	$63,109

	Three Months Ended		Nine Months Ended
	November 30, 2020		November 30, 2020
	Amount	Per Diluted Share	Amount	Per Diluted Share
Net income and diluted earnings per share	$19,703	$0.76	$23,454	$0.90
Adjustments (net of tax):
Restructuring and impairment charges:
Metal Coatings	(281)	(0.01)	11,043	0.42
Infrastructure Solutions	1,857	0.07	9,226	0.35
Subtotal	1,576	0.06	20,269	0.77
Tax benefit related to restructuring and impairment charges	(347)	(0.01)	(4,459)	(0.17)
Total adjustments	1,229	0.05	15,810	0.61
Adjusted earnings and adjusted earnings per share	$20,932	$0.80	$39,264	$1.50

(1) Earnings per share amounts included in the table above may not sum due to rounding differences.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk disclosures during the nine months ended November 30, 2021. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended February 28, 2021.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company and its subsidiaries are named defendants and plaintiffs in various routine lawsuits incidental to its business. These proceedings include labor and employment claims, worker’s compensation, environmental matters, and various commercial disputes, all of which arise in the normal course of conducting business. As discovery progresses on all outstanding legal matters, the Company will continue to evaluate opportunities to either settle the disputes for nuisance value or potentially enter into mediation as a way to resolve the disputes prior to trial. As the pending cases progress through additional discovery, including expert testimony and mediation, our assessment of the likelihood of an unfavorable outcome on one or more of the pending lawsuits may change. The outcome of these lawsuits or other proceedings cannot be predicted with certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other matters cannot be predicted at this time. Management, after consultation with legal counsel, believes it has strong defenses to all of these matters and does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or cash flows.
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

The evolving impact of the viral strain of coronavirus ("COVID-19"), which was declared a global pandemic in March 2020 by the World Health Organization, resulted in most governments issuing restrictive orders, including "shelter in place" orders around the globe in 2020 to assist in reducing the spread of the virus.
Subsequently, in March 2020, the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency ("CISA") department issued guidance clarifying that critical infrastructure industries had a responsibility to maintain operations while these restrictive measures were in place. Based on input from the government, as well as our customers, we have continued to operate our businesses under the CISA guidelines in an effort to support critical infrastructure in the areas where we were either required to do so, or where we were able.

On September 9, 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to get a negative test at least once a week. The Department of Labor’s Occupational Safety and Health Administration ("OSHA") issued an Emergency Temporary Standard ("ETS") on November 5, 2021. On November 12, 2021, the 5th Circuit Court of Appeals issued an order staying enforcement and implementation of this ETS. On December 17, 2021, the 6th Circuit Court of Appeals dissolved this stay, allowing OSHA to implement the ETS. Currently, the ETS is scheduled to go into effect on January 10, 2022.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 10, 2020, the Company's Board of Directors authorized a $100 million share repurchase program pursuant to which the Company may repurchase its Common Stock (the "2020 Share Authorization"). Repurchases under the 2020 Share Authorization will be made through open market and/or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when the Company might otherwise be precluded from doing so.
The following table provides information with respect to purchases of common stock of the Company made during the nine months ended November 30, 2021, by the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange act:

Period	Total Number of Share Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Used Under the Plans or Programs
Beginning balance, February 28, 2021				$84,002,349
March 1 through March 31	60,649	$49.47	60,649	81,002,123
April 1 through April 30	56,043	49.82	56,043	78,209,907
May 1 through May 31	9,078	51.92	9,078	77,738,544
June 1 through June 30	102,227	51.49	102,227	72,475,385
July 1 through July 30	148,452	51.56	148,452	64,821,609
August 1 through August 31	39,830	51.52	39,830	62,769,454
September 1 through September 30	125,966	51.56	125,966	56,275,170
October 1 through October 31	22,055	51.78	22,055	55,133,081
November 1 through November 30	—	—	—	55,133,081
Total	564,300	$51.16	564,300	$55,133,081

Item 5. Other Information.

None.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Formation of AZZ Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)

3.2	Amended and Restated Bylaws of AZZ Inc. (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed by the Registrant on October 12, 2021)

10.1*	AZZ Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Form DEFA filed on May 25, 2018.).

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

10.4
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

AZZ Inc. (Registrant)

Date:	January 10, 2022	By:	/s/ Philip A. Schlom
Philip A. Schlom Chief Financial Officer