Form 10-K
period 2022-02-28
AZZ INC
filed 2022-04-22
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,356,781,534 based on the closing sale price as reported on the New York Stock Exchange. As of April 18, 2022, there were 24,688,250 shares of the registrant’s common stock ($1.00 par value) outstanding.
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

AZZ INC.
FORM 10-K
For the Fiscal Year Ended February 28, 2022

Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand for our products and services, including demand by power generation markets, electrical transmission and distribution markets, the industrial markets and the metal coatings markets. In addition, within each of the markets we serve, our customers and our operations could potentially continue to be adversely impacted by the ongoing coronavirus ("COVID-19") pandemic, including governmental issued mandates regarding the same in the jurisdictions in which we operate, sell to, or purchase from. We could also experience additional increases in labor costs, components and raw materials including zinc and natural gas, which are used in our hot-dip galvanizing process; supply-chain delays; customer requested delays of our products or services; delays in additional acquisition or disposition opportunities; currency exchange rates; adequacy of financing; availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; economic volatility or changes in the political stability in the United States and other foreign markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. You are urged to consider these factors carefully in evaluating the forward-looking statements herein and are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by this cautionary statement. These statements are based on information as of the date hereof and AZZ assumes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I
Item 1. Business
AZZ Inc. ("AZZ", the "Company", "our" or "we") was established in 1956 and incorporated under the laws of the state of Texas. We are a global provider of galvanizing and a variety of metal coating solutions, welding solutions, specialty electrical equipment and highly engineered services to a broad range of markets, including, but not limited to, the power generation, transmission, distribution, refining and industrial markets. We have two distinct operating segments: the Metal Coatings segment and the Infrastructure Solutions segment. The Company's Metal Coatings segment is a leading provider of metal finishing solutions for corrosion protection, including hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating to the North American steel fabrication and other industries. The Company's Infrastructure Solutions segment is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in energy and waste management markets worldwide.
Strategy
We have a developed strategy and periodically review our performance, opportunities, market conditions and competitive threats. During fiscal year 2022, we completed our comprehensive, Board-led review of our portfolio capital allocation plans and utilized leading independent financial, legal and tax advisors in support of its review. We acquired two galvanizing businesses in the current year fourth quarter, and on March 7, 2022, we announced that we have entered into a Securities Purchase Agreement by and between the Company and Sequa Corporation, a Delaware corporation (the "Seller"). Pursuant to this agreement, the Company will acquire all of Seller's right, title and interest in and to the membership interests of Sequa Mezzanine Holdings L.L.C., a Delaware limited liability company ("Sequa") for approximately $1.3 billion (the "Precoat Acquisition"). As part of the Precoat Acquisition, the Company is acquiring the Precoat Metals division from the Seller, which engages in the business of applying protective and decorative coatings and films for continuous steel and aluminum coil and performing ancillary services related thereto. The transaction is further described in "Metal Coatings Segment — Recent Acquisitions" below.
We believe the strategic actions we continue to execute on will accelerate our strategy to become a predominantly metal coatings focused company, which we believe will more rapidly enhance shareholder value.

Metal Coatings Segment
The Metal Coatings segment provides hot-dip galvanizing, powder coating, anodizing and plating, and other surface coating applications to the steel fabrication and other industries through facilities located throughout the United States and Canada. Hot-dip galvanizing is a metallurgical process in which molten zinc reacts to steel. The zinc alloying provides corrosion protection and extends the life-cycle of fabricated steel for several decades. As of February 28, 2022, we operated 41 galvanizing plants and six surface technologies plants, which are located in various locations throughout the United States and Canada.
Competition
Metal coating is a highly competitive business, and we compete with other galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternate forms of corrosion protection such as material selection (stainless steel or aluminum) or alternative barrier protections such as paint and weathering steel. Our galvanizing markets are generally limited to areas within relatively close proximity to our metal coating plants due to the freight cost associated with our customer material being galvanized.
Zinc, the principal raw material used in the galvanizing process, is currently readily available, but can be subject to volatile pricing. We manage our exposure to commodity pricing of zinc by utilizing agreements with zinc suppliers that include fixed cost contracts to reduce the risk associated with escalating commodity prices. When possible, we also secure firm pricing for natural gas supplies with utilities. We may or may not continue to use these or other strategies to manage commodity risk in the future.
We typically serve fabricators or manufacturers that provide solutions to the electrical and telecommunications, bridge and highway, petrochemical and general industrial markets, and numerous original equipment manufacturers. We do not depend on any single customer for a significant amount of our sales, and we don't believe the loss of any single customer would have a material adverse effect on our consolidated sales or net income.
Recent Acquisitions
On March 7, 2022, the Company and Sequa jointly announced an agreement whereby the Company will acquire Sequa's Precoat Metals business division ("Precoat") for a net purchase price of approximately $1.3 billion. Precoat, headquartered in St. Louis, Missouri, is North America's largest independent provider of metal coil coating solutions. The transaction, which is subject to certain closing conditions, is expected to close during the first quarter of the Company's fiscal year 2023.
On February 28, 2022, we entered into an agreement to acquire all the outstanding shares of DAAM Galvanizing Co. Ltd. ("DAAM"), a privately held hot-dip galvanizing company based in Edmonton, Alberta Canada. The acquisition supported our goal of continued geographic expansion as well as portfolio expansion of our metal coatings solutions.
On December 31, 2021, we completed the acquisition of the assets of Steel Creek Galvanizing Company, LLC, a privately held hot-dip galvanizing company based in Blacksburg, South Carolina. The acquisition expanded our geographical reach in metal coating solutions and broadened our offerings in strategic markets.
In January 2021, we completed the acquisition of the assets of Acme Galvanizing, Inc., a privately held hot-dip galvanizing and zinc electroplating company based in Milwaukee, Wisconsin. The acquisition expanded our geographical reach in metal coating solutions and broadened our offerings in strategic markets.
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
Recent Divestitures
In July 2020, we completed the sale of our Galvabar business, which is included in the Metal Coatings segment. We received net proceeds of $8.3 million and recognized a loss on the sale of $1.2 million. While Galvabar would normally be considered a core business for AZZ, we have determined that this technology is better suited for a company with both rebar manufacturing and established rebar distribution capabilities. In accordance with the sale agreement, we will receive royalties associated with future sales for a three-year period following the sale.
In fiscal 2021, we closed or disposed of certain Metal Coatings locations that were in under-performing and lower growth geographies or had previously been idle through the consolidation of operations.
For additional information on the Metal Coatings segment's operating results, see Results of Operations within Item 7. For additional financial information by segment, see Note 12 to the consolidated financial statements.
Infrastructure Solutions segment
AZZ's Infrastructure Solutions segment is a leading provider of specialized products and services primarily designed to support industrial and electrical applications. Our product offerings include custom switchgear, electrical enclosures, medium and high voltage bus ducts, explosion proof and hazardous duty lighting and tubular products. In addition to our product offerings, the Company's Infrastructure Solutions segment focuses on life-cycle extension for the power generation, refining and industrial infrastructure, through providing automated weld overlay solutions for corrosion and erosion mitigation.
Competition
The markets for our Infrastructure Solutions segment products are highly competitive and consist of large multi-national companies, along with numerous small independent companies. Competition is based primarily on product quality, range of product line, price and service. While some of our competitors are much larger than us, we believe our Infrastructure Solutions segment offers some of the most technologically advanced solutions and engineering resources developed from a legacy of proven, reliable product options, allowing the Company's Infrastructure Solutions segment to be well positioned to meet the most challenging application-specific demands.
Copper, aluminum, steel and nickel based alloys are the primary raw materials used by this segment. We do not foresee any availability issues for these materials; however, have experienced commodity pricing escalations over the past year. We do not contractually commit to minimum purchase volumes; increases in price for these items are normally managed through escalation clauses in our contracts with customers, which the customers may not always accept. In addition, we work to obtain firm pricing contracts from our suppliers for these materials at the time we receive orders from our customers in order to minimize price volatility risk. We work to re-price open quotations, after 30 days, to reduce inflationary risks on commodities utilized in our manufacturing processes.
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
In September 2017, we completed the acquisition of all the assets and outstanding shares of Powergrid Solutions, Inc. ("PSI"), a privately held company, based in Oshkosh, Wisconsin. PSI designs, engineers and manufactures customized low and medium-voltage power quality, power generation and distribution equipment. PSI’s product portfolio includes metal-enclosed, metal-clad and padmount switchgear, serving the utility, commercial, industrial and renewable energy markets. The acquisition of PSI was a key addition to the Company's electrical switchgear portfolio. The addition of PSI’s low-voltage and padmount switchgear allowed AZZ to offer a comprehensive portfolio of customized switchgear solutions to both existing and new customers in a diverse set of industries.

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
Human Capital Management
At AZZ, our culture is defined by our corporate values of trust, respect, accountability, integrity, teamwork and sustainability (T.R.A.I.T.S.). We value our employees by continuously investing in a healthy work-life balance, offering competitive compensation and benefit packages and a team-oriented environment centered on professional service and open communication amongst our employees. We strive to build, maintain and create a work environment that attracts and retains employees who are high contributors, have outstanding skills, are engaged in our culture, and who embody our Company mission: to create superior value in a culture where people can grow both professionally, and personally and where T.R.A.I.T.S. matter.
Attracting, developing and retaining the best talent in our industry is important to all aspects of AZZ’s long-term strategy and continued success. We recognize that an engaged workforce directly contributes to our efforts to improve AZZ’s sustainability performance, and we believe employees are inspired to go the extra mile, if they identify with and align with their organization’s business.

Our Employees
As of February 28, 2022, we employed approximately 3,885 people worldwide (which excludes 795 variable workforce employees), of which 3,314 were employed in the U.S. and 571 were employed outside the U.S. (Brazil, Canada, China, Poland and the Netherlands). This workforce consisted of approximately 75% hourly employees and 25% salaried employees. The 795 variable workforce employees work under collective bargaining agreements with various labor unions. We believe our current relations with our workforce are strong.

Diversity and Inclusion
We embrace the diversity of our employees, customers, vendors, suppliers, stakeholders and consumers, including their unique backgrounds, experiences, creative solutions, skills and talents. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business.
Equal Opportunity Employment is a fundamental principle of our Company, where employment and applications for employment are evaluated based upon a person’s capabilities and qualifications without discrimination based on actual or perceived race, color, religion, sex, age, national origin, disability, genetic information, marital status, veteran status, sexual orientation, or any other protected characteristic as established by applicable local, state, federal law or international laws. This principle is incorporated into each of the Company's policies and procedures relating to recruitment, hiring, promotions, compensation, benefits, discipline, termination and all of AZZ’s other terms and conditions of employment. We seek to continuously improve our hiring, development, advancement and retention of diverse talent and our overall diversity representation.

As of February 28, 2022, our U.S. employees had the following race and ethnicity demographics:

White	53.30%
Hispanic	31.60%
African American	10.60%
Asian	1.60%
Multi-Racial	1.90%
American Indian or Alaska Native	0.90%
Native Hawaiian or Other Pacific Islander	0.10%

Approximately 47% of our employees are diverse, as reported to the Equal Employment Opportunity Commission on an annual basis.
As of February 28, 2022, our employees had the following gender demographics:

	Women	Men
U.S. Employees	16.0%	84.0%
Global Employees	15.1%	84.9%

Additionally, 12.5% of the executive team and 20.0% of our independent directors are female.

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

Growth and Development
We invest in and provide ongoing development and continuous learning opportunities for all of our employees. AZZ supports enterprise-wide professional development by offering a variety of instructor-led and self-paced learning programs ranging in audience from individual contributors to supervisors and executive leadership. We also provide a variety of resources to help our employees grow professionally and personally and build new skills, including (i) online development courses containing unlimited access to more than 4,500 learning modules, (ii) continuing education credits, and (iii) learning preferences such as in-person seminars, videos and webinars. AZZ also provides tuition assistance for employees enrolled in higher education programs directed at improving their performance or helping them prepare for future leadership roles within the Company and emphasizes individual development training as part of our annual performance goal setting process.
Annually, all employees have the opportunity and are encouraged to provide feedback on their employee experience through an anonymous employee survey. The feedback received through this survey is used to drive actions to improve the overall experience for employees across the Company, as well as to support continuous improvement in leader effectiveness and to enhance our corporate culture.
Health and Safety
Core to our corporate values, AZZ emphasizes safeguarding our people and fostering a culture of safety awareness that promotes the wellbeing of our employees, contractors and business partners. We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards, while operating and delivering our work responsibly and sustainably. AZZ has created and implemented training and audit processes and incident learning communications to help mitigate safety events and to reduce the frequency and severity of accidents. AZZ has safety teams and has a formal mentor training program that includes a diverse group of management and hourly employees that contribute to the overall safety culture of our facilities.
The Company reviews and monitors safety performance closely. Our ultimate goal is to achieve zero serious injuries through continued investments in core safety programs and injury reduction initiatives. The Company utilizes a mixture of leading and lagging indicators to assess the health and safety performance of our operations. Lagging indicators include the Occupational Safety & Health Administration: (i) Total Recordable Incident Rate (“TRIR”); (ii) Lost Time (or Lost Workday) Incident Rate (“LTIR”) based upon the number of incidents per 100 employees. (or per 200,000 work hours); and (iii) Days Away, Restricted or Transferred rate (“DART”). Leading indicators include reporting of all near miss events as well as Environmental, Health and Safety (“EHS”) coaching and engagement. In fiscal year 2022, we continued to demonstrate excellence in safety across our 68 locations worldwide, and incident rates as indicated below:

	TRIR	LTIR	DART
Metal Coatings Segment	3.40	0.90	2.20
Infrastructure Solutions Segment
a.Electrical Platform	0.90	0.11	0.45
b. Industrial Platform	0.16	0.16	0.16

During the COVID-19 pandemic, as a provider of “critical infrastructure”, we have the continuing obligation to keep employees working and operations moving forward in order to continue to serve our customers and sustain the world’s infrastructure. During this period, we have remained highly focused on protecting the health and safety of our team members while working to maintain the continuity of our business operations. In response to the global COVID-19 pandemic, and each of the variants thereto, we have implemented heightened safety measures and protocols in all of our facilities to continue to minimize the risk to the health and safety of our employees. The Company closely monitors government updates in regards to currently applicable protocols to be followed in each of the jurisdictions in which we operate. As conditions change, the Company has continued to effectively communicate with our employees.
For additional information on the Company’s response to the COVID-19 pandemic, see Item 7.

Information About Our Executive Officers

Name	Age	Business Experience of Executive Officers for Past Five Years Position or Office with Registrant or Prior Employer	Held Since
Thomas E. Ferguson	65	President and Chief Executive Officer	2013
Philip Schlom	57	Senior Vice President, Chief Financial Officer
Vice President and Chief Accounting Officer/Interim Chief Financial Officer
Vice President - Finance, Audit, Controls and Continuous Improvement, Exterran Corporation
		Vice President, Global Compliance and Internal Audit, Parker Drilling Company	2020 2019 2017-2019 2014-2017
Tara D. Mackey	52	Chief Legal Officer and Secretary	2014
Matt Emery	55	Chief Information and Human Resource Officer	2013
Chris Bacius	61	Vice President, Corporate Development	2014
Gary Hill	57	Chief Operating Officer – Infrastructure Solutions President and General Manager - AZZ Industrial Platform Vice President and General Manager - AZZ WSI LLC	2020 2017 2013-2017
Ken Lavelle	65	President and General Manager - Electrical Platform	2017
Bryan Stovall	57	Chief Operating Officer – Metal Coatings President - AZZ Galvanizing Solutions Senior Vice President - Metal Coatings Vice President, Galvanizing - Central Operations	2020 2019 2018-2019 2013-2018
Each executive officer was elected by the Board of Directors to hold office until the next Annual Meeting or until their successor is elected. No executive officer has any family relationships with any other executive officer of the Company.

Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our web site, www.azz.com/investor-relations, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our website and the information posted on our website is not a part of this Annual Report on Form 10-K.
Corporate Governance and Sustainability
Our Company’s Board of Directors (the “Board”), with the assistance of its Nominating and Corporate Governance Committee, has adopted Corporate Governance Guidelines that set forth the Board’s policies regarding corporate governance and its oversight of the Company's sustainability efforts. In connection with the Board’s responsibility to oversee our legal compliance and conduct business based upon a foundation of the highest business ethics and social responsibility, the Board has adopted the following policies:
•Code of Conduct, which applies to the Company’s officers, directors and employees;
•Vendor Code of Business Conduct that applies to dealings with our customers, suppliers, vendors, third-party representatives, including agents and business partners;
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
You may also obtain a copy of these documents by mailing a request to:

AZZ Inc.
Investor Relations
One Museum Place, Suite 500
3100 West 7th Street
Fort Worth, TX 76107

Item 1A. Risk Factors
Our business is subject to a variety of risks, including, but not limited to, the risks described below, which we believe are the most significant risks and uncertainties facing our business. Additional risks and uncertainties not known to us or not described below may also impair our business operations in the future. If any of the following risks actually occur, our business, financial condition and results of operations and future growth could be negatively or materially impacted.
Risks Related to Operations
The duration of the COVID-19 pandemic remains uncertain and may have a material adverse impact on the demand for our products and services or with our supply chain.
The continued uncertainty associated with COVID-19, and any of the ongoing variants, did not have a material adverse effect on our results of operations for the year ended February 28, 2022. While we continue to support our customers, there remains uncertainties regarding the duration and, to what extent, if any, that the COVID-19 pandemic, or newly identified variants, or additional regulatory requirements, will ultimately have on the demand for our products and services or with our supply chain or our employees.
The impact of COVID-19 to the Company's personnel and operations has been limited. During fiscal 2022, the Company continued to see improvement in sales and operating income in both of its operating segments. We cannot reasonably estimate the severity of this pandemic or the government's mandates regarding the same, or the extent to which the disruption may materially impact our consolidated balance sheets, statements of income or statements of cash flows for fiscal year 2023 or beyond.
Catastrophic events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
The occurrence of catastrophic events ranging from acts of war and terrorism, natural disasters such as earthquakes, tsunamis, hurricanes, or the outbreaks of epidemic, pandemic or contagious diseases such as COVID-19, could potentially cause future disruption in our business. At this time, the ongoing war between Russia and Ukraine has not materially impacted our operations, especially in Poland, which borders Ukraine. The Company continues to closely monitor the situation with our Poland-based employees and operations. These disruptions could include the temporary closures of our facilities or the facilities of our customers or suppliers and their contract manufacturers, which could restrict our ability to complete projects on schedule. Any disruption of our customers or suppliers and their respective contract manufacturers could likely impact our future sales and operating results. In addition, the COVID-19 pandemic, or the spread of any other contagious diseases, could adversely affect the economies and financial markets of many countries, and result in an economic downturn that could affect the demand for our products and services. These situations are outside of the Company’s control and any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Our business segments operate in highly competitive markets.
Many of our competitors, primarily in our Infrastructure Solutions segment, are much larger and have substantially more resources than AZZ. Competition is based on a number of factors, including price. Certain competitors may have lower cost structures or larger economies of scale on raw materials and may, therefore, be able to provide their products and services at lower prices than we are able to provide. If our response to competitor pricing actions is not timely, we could be impacted by loss of market share. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services or products that are superior in price, delivery time or quality in the future. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industries, maintain our customer base at current levels or increase our customer base.
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
Our ability to maintain our productivity and profitability could be limited by an inability to employ, train and retain skilled personnel necessary to meet our labor requirements. We have experienced a constrained labor market during the COVID-19 pandemic and we could experience additional shortages of qualified or trained personnel. We cannot be certain that we will be able to maintain an adequately skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor costs will not increase as a result of shortage in the supply of skilled personnel. Labor shortages or increased labor-related costs could impair our ability to maintain our profit margins or impact our ability to sustain and grow our sales.
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
Our business often aligns with the economic environments that we operate within, and, especially in our specialty welding business, is subjected to refinery turnaround or utility outages which cause cyclicality within the annual operating cycle of the business. Our customers may delay or cancel new or previously planned projects. If there is a reduction in demand for our products or services, as a result of a downturn in the general economies in which we operate, there could be a material adverse effect on price levels and the quantity of goods and services purchased by our customers, which could adversely impact our sales, consolidated results from operations and cash flows. A number of factors, including financing conditions and potential bankruptcies in the industries we serve, could adversely affect our customers and their ability or willingness to fund their internal projects in the future and pay for services or equipment. Certain economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure raw materials and components to meet our customers’ demand for our products in the future. Other various factors impact demand for our products and services, including the price of commodities (such as oil, electricity or other commodities), economic forecasts and financial markets. Uncertainty in the global economy and financial markets could impact our customers and could, in turn, severely impact the demand for corporate infrastructure projects that would result in a reduction in orders for our products and services. All of these factors combined together could materially impact our business, financial condition, cash flows and results of operations and potentially impact the trading price of our common stock.
Volatility in crude oil and natural gas prices could impact demand or pricing for products or services in segments of our Infrastructure Solutions segment and, as a result, adversely affect our business.

Our results of operations depend upon the level of activity in the global energy market, including oil and natural gas development, and production. Oil and natural gas exploration and development activity and the number of well completions typically decline when there is a sustained reduction in oil or natural gas prices or significant instability in energy markets. Even the perception of longer-term lower oil or natural gas prices by oil and natural gas exploration, development and production companies can result in their decision to cancel, reduce or postpone major expenditures or to reduce or shut in well production, which can impact our businesses that provide equipment into these markets, or service downstream refineries and energy plants.

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

During periods of higher oil or natural gas prices, our customers may increase their capital expenditures, or they may determine pricing and utilization is critical and reduce the typical turnaround activities to keep their facilities running during periods with higher prices, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, customer cash flows and returns on capital drive customer investment priorities. Industry observers believe shareholders are encouraging management teams of energy companies to focus operational and compensation strategies on returns and free cash flow generation rather than solely on growth. To accomplish these strategies, energy companies may need to better prioritize or reduce capital spending, which could impact resource allocation and production, ultimately constraining the number of new projects by our customers.

If our customers seek to preserve capital by canceling contracts, canceling or delaying scheduled maintenance of their existing equipment, or canceling or delaying orders with us, the demand for our products, solutions and services could be materially and adversely affected. Such a drop in demand could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Primarily in our Metal Coatings segment, zinc and natural gas represent a large portion of our cost of sales. The prices of zinc and natural gas are subject to volatility and we have experienced commodity price escalation over the past year. We purchase a wide variety of raw materials for our Infrastructure Solutions segment to manufacture our products, including copper, aluminum, steel and nickel. Unanticipated increases in raw material requirements or commodity price increases could significantly increase production costs and potentially adversely affect profitability. The following factors, which are beyond our control, affect the price of raw materials and natural gas for our business segments:

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
Our business is heavily supported by operational systems to process large amounts of data and support complex transactions. If significant financial, operational, or other data processing systems fail, are attacked by intruders or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our financial or operational systems. Due to increased technology advances, we are more reliant on technologies to support our operations. We use computer software and programs to run our financial and operational information, and this may subject our business to increased risks. Cyber-attacks are an ever-increasing risk to companies. Any significant cyber security attacks that affect our facilities, our customers, our key suppliers, or material financial data could have a material adverse effect on our business. In addition, cyber-attacks on our customers, suppliers and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer operational system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.
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
Product defects could increase our warranty costs and could result in product liability claims.
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
•difficulties in the post-acquisition integration of operations and systems;
•the termination of relationships with key personnel and customers of the acquired company;
•the potential failure to add additional employees to manage the increased volume of business;
•additional post-acquisition challenges and complexities in areas such as tax planning, treasury management, financial reporting and legal compliance;
•a disruption of our ongoing business or an inability of our ongoing business to receive sufficient management attention; and
•a failure to realize the cost savings or other financial benefits we anticipated prior to acquisition.
Future acquisitions may require us to obtain additional equity or debt financing, which may not be available to us, and may increase our leverage ratios.

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
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently manufacture, distribute and/or sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. New tariffs, changes in existing tariffs and other changes in U.S. trade policy have the potential to adversely impact the economies in which we operate or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, operating results and financial condition. In addition, we cannot predict the full impact trade policy changes that have been asserted by the U.S. presidential administration and Congress, including anticipated changes to current trade policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we accurately predict the effects that any changes will have on our future business.
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
As of February 28, 2022, approximately 795 of our variable workforce employees and 278 of our full-time employees were represented by unions. Our U.S.-based employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If a large portion of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our operating costs and adversely impact our profitability. Any changes in regulations, the imposition of new regulations, or the enactment of new legislation could have an adverse impact on our business to the extent it becomes easier for workers to obtain union representation.
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
Climate changes could result in an adverse impact on our operations, particularly in hurricane prone or low-lying areas near the ocean or heavy snowfall and ice regions. We cannot predict the potential timing or impact from potential global warming, winter storms and other natural disasters. We carry certain limits of insurance to mitigate the potential effects of events that could impact our businesses, as well as disaster recovery plans related to any potential natural disasters that might occur within regions in which we have operations, or at any of the Company locations.
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
We currently generate, and expect to continue to generate, a significant portion of our sales under fixed-price contracts. In these types of contractual arrangements, we estimate the costs of completing a particular project in order to make our fixed-price proposal under these type of contracts. The actual cost of labor and materials, however, are likely to vary from originally estimated project expenditures. Based upon the size of a particular project, variations from estimated cost to actually incurred costs could have a significant impact on our operating results in a given quarter or year.
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
As a normal course of business, we extend credit to certain of our customers. The amount of credit extended to customers is based upon the due diligence performed, including, but not limited to, the review of the potential customer’s financial statements and banking information. The Company may perform various credit checks and evaluate the customer's previous payment history. While we do not believe we have significant concentration of sales with any one customer, we have certain larger customers, which could result in a significant amount of credit exposure if there is a sudden or severe change in the customer’s creditworthiness. We monitor our outstanding receivables on a regular basis; however, if a customer with large credit exposure is unable to make payment on its outstanding receivables, we could experience a significant write-off of accounts receivable.

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
LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index supported by short-term Treasury repurchase agreements. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of USD LIBOR announced that it does not intend to cease publication of the remaining USD LIBOR tenors until June 30, 2023, providing additional time for existing contracts that are dependent on LIBOR to mature. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. As of February 28, 2022, $77.0 million of the borrowings under our revolving credit facility had interest rate payments determined directly or indirectly based on LIBOR. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values. If the methods of calculating LIBOR change from current methods for any reason, or if LIBOR ceases to perform as it has historically, our interest expense associated with our outstanding indebtedness or any future indebtedness we incur may increase. Further, when LIBOR ceases to exist, we may be forced to substitute an alternative reference rate under our revolving credit facility or rely on base rate borrowings in lieu of LIBOR-based borrowings. Although SOFR appears to be the preferred replacement rate for USD LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the U.S. Any such alternative reference rate may increase the interest expense associated with our existing or future indebtedness. Any of these occurrences could materially and adversely affect our borrowing costs, business and results of operations.
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

Risks Related to the Precoat Acquisition
On March 7, 2022, the Company and Sequa, a portfolio company of global investment firm Carlyle, jointly announced the signing of a definitive agreement whereby the Company intends to acquire Sequa's Precoat Metals business division (the "Precoat Acquisition"). The Precoat Acquisition, which is subject to certain normal and customary closing conditions, is expected to close during the first quarter of the Company's fiscal year 2023. We have identified the risks described below, that are specific to this transaction.

We expect to incur material expenses and indebtedness related to the Precoat Acquisition.

We expect to incur material expenses and indebtedness in completing the Precoat Acquisition and integrating the business, operations, people, practices, policies and procedures of Precoat. While we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. We also intend to finance a portion of the consideration for the Precoat Acquisition through the incurrence of indebtedness, which would increase our debt service obligations. The Company has obtained financing commitments required to complete the transaction, consisting of a $400.0 million revolving credit facility, and a $1.525 billion senior secured term loan facility. As part of the transaction, we also expect to repay our current 2020 Senior Notes, which will include an early termination premium. Our new financing will have interest rates that are higher than our current notes, resulting in higher interest expense, and may have more restrictive covenant compliance requirements than our existing credit facility. The new debt will also significantly increase the Company's leverage. These additional expenses, indebtedness and leverage may have an adverse effect on our results of operations.

We may not realize the anticipated benefits from the pending Precoat Acquisition.

The Precoat Acquisition involves the combination of two companies that currently operate as independent companies. While we and Precoat will continue to operate independently until the completion of the Precoat Acquisition, the success of the Precoat Acquisition will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and Precoat’s businesses after closing. We plan on devoting substantial management attention and resources to integrating our and Precoat’s business practices so that we can fully realize the anticipated benefits of the Precoat Acquisition. Nonetheless, the business and assets acquired may not be successful or continue to grow at the same rate as when operated independently or may require greater resources and investments than originally anticipated. The Precoat Acquisition could also result in the assumption of unknown or contingent liabilities.
Potential difficulties we may encounter following closing include the following:

•the inability to successfully combine our and Precoat’s businesses in a manner that permits us to realize the anticipated benefits of the Precoat Acquisition in the time frame currently anticipated, or at all;
•the failure to integrate internal systems, programs and controls, or decisions by our management to apply different accounting policies, assumptions or judgments to Precoat’s operational results than Precoat applied in the past;
•loss of sales and other commercial relationships;
•the complexities associated with managing the combined company;
•the failure to retain key employees of either of the two companies that may be difficult to replace;
•the disruption of each company’s ongoing businesses or inconsistencies in services, standards, controls, procedures and policies;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Precoat Acquisition; and
•performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the Precoat Acquisition and integrating our and Precoat’s operations.

The pending Precoat Acquisition may not be completed on the currently contemplated timeline or terms, or at all.

Consummation of the Precoat Acquisition is conditioned on, among other things, the receipt of certain consents and other approvals under the competition laws of various jurisdictions. Neither we nor Sequa can provide assurance that the conditions to completing the Precoat Acquisition will be satisfied or waived, and accordingly, that the Precoat Acquisition will be completed on the terms or timeline that the parties anticipate or at all. If any condition to the Precoat Acquisition is not satisfied, it could delay or prevent the Precoat Acquisition from occurring, which could negatively impact our business, financial condition, results of operations and growth prospects.

Failure to complete the pending Precoat Acquisition could have an adverse effect on us.

If the Precoat Acquisition is not completed, our business may be subject to a number of risks, including the following:

•the market price of our securities could decline;
•we will be required to pay certain costs relating to the Precoat Acquisition, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred or will continue to be incurred until the closing of the Precoat Acquisition, whether or not the Precoat Acquisition is completed;
•if the agreement with Sequa is terminated, our stockholders cannot be certain that we will be able to find another acquisition opportunity as attractive to us as the Precoat Acquisition;
•we could be subject to litigation related to any failure to complete the Precoat Acquisition or related to any enforcement proceeding commenced against us to perform our obligations under the Purchase Agreement;
•we will not realize the benefit of the time and resources, financial and otherwise, committed by our management to matters relating to the Precoat Acquisition that could have been devoted to pursuing other beneficial opportunities;
•we may experience reputational harm due to the adverse perception of any failure to successfully complete the Precoat Acquisition or negative reactions from the financial markets or from our customers, vendors, employees and other commercial relationships.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company's global headquarters and executive offices are located in leased office space in Fort Worth, Texas. We also lease office space in several locations related to our operations facilities. Our office and manufacturing operations facilities were as follows as of February 28, 2022:

			Square Footage
Segment	Location	Facilities	Total	Owned	Leased
Metal Coatings	United States	42	2,629,045	2,272,569	356,476
	Canada	5	219,071	219,071	—
Infrastructure Solutions	United States	13	997,040	260,381	736,659
	Canada	2	22,058	—	22,058
	Europe	2	53,983	—	53,983
	Brazil	1	18,478	—	18,478
	China	3	2,620	—	2,620
Total		68	3,942,295	2,752,021	1,190,274
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
Our common stock, $1.00 par value, is traded on the New York Stock Exchange under the symbol “AZZ”. As of April 18, 2022, we had approximately 347 holders of record of our common stock, not including those shares held in street or nominee name. Item 11 of this Annual Report on Form 10-K contains certain information related to our equity compensation plans.

Dividend Policy
The payment of dividends is within the discretion of our Board and is dependent on our earnings, capital requirements, operating and financial condition and other factors. The Company has a history of paying dividends on a quarterly basis. Dividends paid totaled $16.9 million, $17.6 million, and $17.8 million during fiscal 2022, 2021, and 2020, respectively. Dividend payments may be restricted to total payments of $20.0 million per fiscal year based on covenants with the Company's lenders in the event that the Company's leverage ratio (defined as net debt to earnings before interest, taxes, depreciation and amortization, or "EBITDA") exceeds 3.0 to 1.0. Currently, there are no restrictions on dividend payments. Any future dividends payments will be reviewed each quarter and declared by the Board of Directors at its discretion.

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
The following table provides information with respect to purchases of common stock of the Company made under the 2020 Authorization during the fiscal year ended February 28, 2022, by the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange act:

Period	Total Number of Share Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Used Under the Plans or Programs
Beginning balance, February 28, 2021				$84,002,349
March 1 through March 31	60,649	$49.47	60,649	81,002,123
April 1 through April 30	56,043	49.82	56,043	78,209,907
May 1 through May 31	9,078	51.92	9,078	77,738,544
June 1 through June 30	102,227	51.49	102,227	72,475,385
July 1 through July 31	148,452	51.56	148,452	64,821,609
August 1 through August 31	39,830	51.52	39,830	62,769,454
September 1 through September 30	125,966	51.56	125,966	56,275,170
October 1 through October 31	22,055	51.78	22,055	55,133,081
November 1 through November 30	—	—	—	55,133,081
December 1 through December 31	16,190	51.80	16,190	54,294,485
January 1 through January 31	21,332	51.90	21,332	53,187,452
February 1 through February 28	—	—	—	53,187,452
Total	601,822	$51.20	601,822	$53,187,452
We also withhold common stock shares associated with net share settlements to cover employee tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. See Note 11 to the consolidated financial statements included in Item 8 of this Form 10-K for additional information regarding our equity incentive plans.

Stock Performance Graph
The following graph illustrates the five-year cumulative total return on investments in our common stock, the Index for NYSE Stock Market (U.S. Companies) and the Index for NYSE Stocks (SIC 5000-5099 US Companies). These indices are prepared by Proxy Advisory Group, LLC. The Company's common stock is listed on the New York Stock Exchange and AZZ operates in two industry segments. The shareholder return shown below is not necessarily indicative of future performance. Total return, as shown, assumes $100 invested on February 29, 2017, in shares of AZZ common stock and each index, all with cash dividends reinvested. The calculations exclude trading commissions and taxes.
Comparison of Five Year-Cumulative Total Returns
Value of $100 Invested on February 29, 2017
For Fiscal Year Ended on the Last Day of February

	February 28/29,
	2017	2018	2019	2020	2021	2022
AZZ Inc.	100.00	68.66	77.34	62.00	85.87	82.74
NYSE Composite Index	100.00	110.09	110.02	107.73	130.61	141.95
Russell 2000 Index	100.00	109.13	113.68	106.53	158.82	147.78
Notes:
A.The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.The indexes weights are calculated daily, using the market capitalization on the previous trading day.
C.If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.The index level for all series was set to $100 on February 29, 2017.

Item 6. Selected Financial Data
Reserved.

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
A discussion regarding our financial condition and results of operations as well as our liquidity and capital resources for fiscal year 2021 compared to fiscal year 2020 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.azz.com/investor-relations.
Overview
We are a global provider of galvanizing and a variety of metal coating solutions, welding solutions, specialty electrical equipment and highly engineered services to the power generation, transmission, distribution, refining and industrial markets. We operate two distinct business segments, the Metal Coatings segment and the Infrastructure Solutions segment. Our discussion and analysis of financial condition and results of operations is divided by each of our segments, along with corporate costs and other costs not specifically identifiable to a segment. For a reconciliation of segment operating income to consolidated operating income, see Note 12 to the consolidated financial statements. References herein to fiscal years are to the twelve-month periods that end in February of the relevant calendar year. For example, the twelve-month period ended February 28, 2022 is referred to as “fiscal 2022” or “fiscal year 2022.”
Coronavirus (COVID-19)
The continued uncertainty associated with COVID-19, and any of the ongoing variants, did not have a material adverse effect on our results of operations for the year ended February 28, 2022. While we continue to support our customers, there remain uncertainties regarding the duration and, to what extent, if any, that the COVID-19 pandemic, or newly identified variants, or additional regulatory requirements, will ultimately have on the demand for our products and services or with our supply chain or our employees.

The impact of COVID-19 to the Company's personnel and operations has been limited. During fiscal 2022, the Company continued to see improvement in sales and operating income in both of its operating segments. However, labor market and supply chain challenges increased during the third and fourth quarters, resulting in increased operating expenses as the constrained labor market and supply chain disruptions impacted the availability and cost of labor and materials.

Results of Operations
For the fiscal year ended February 28, 2022, we recorded sales of $902.7 million, compared to prior year’s sales of $838.9 million. Of total sales for fiscal 2022, approximately 57.5% were generated from the Metal Coatings segment and approximately 42.5% of sales were generated from the Infrastructure Solutions segment. Net income for fiscal 2022 was $84.0 million, compared to $39.6 million for fiscal 2021. Net income as a percentage of sales was 9.3% for fiscal 2022 as compared to 4.7% for fiscal 2021. Diluted earnings per share increased by 120.4%, to $3.35 per share for fiscal 2022, compared to $1.52 per share for fiscal 2021.
During fiscal 2022, we completed two acquisitions, both in our Metal Coatings segment.
Backlog
Our backlog relates entirely to our Infrastructure Solutions segment, consisting of our Electrical platform and Industrial platform, and is inclusive of transaction taxes for certain foreign subsidiaries. As of February 28, 2022, our backlog was $304.5 million, an increase of $118.4 million, or 63.6%, compared to fiscal 2021. The increase in backlog is due to an increase in orders in the Electrical platform, partially offset by the continued reduction of international backlog, including China, related to several non-recurring contracts and cancelled contracts, and, to a lesser extent, divestitures that occurred in fiscal year 2021. For the year ended February 28, 2022, net bookings increased $235.8 million, or 30.0%, to $1.02 billion, compared to same period of fiscal 2021, as a result of very strong bookings in our Electrical platform and continued strength within the Metal Coatings segment. The book to sales ratio increased in fiscal 2022 as compared to fiscal 2021, to 1.13 to 1.00 for fiscal 2022, compared to 0.94 to 1.00 for fiscal 2021.

The following table reflects bookings and sales for fiscal 2022 and 2021 (in thousands, except ratios).

	Period Ended	Amount	Period Ended	Amount
Backlog	2/28/2021	$186,119	2/28/2020	$243,799
Net bookings		1,021,067		785,263
Disposed backlog		—		(4,026)
Sales recognized		(902,664)		(838,917)
Backlog	2/28/2022	$304,522	2/28/2021	$186,119
Book to sales ratio		1.13		0.94

Sales
Our total sales for fiscal 2022 increased by $63.7 million, or 7.6%, as compared to fiscal 2021.
The following table reflects the breakdown of revenue by segment (in thousands):

	Year Ended February 28,
	2022	2021
Sales:
Metal Coatings	$519,000	$457,791
Infrastructure Solutions	383,664	381,126
Total sales	$902,664	$838,917
Sales for the Metal Coatings segment increased $61.2 million, or 13.4%, to $519.0 million, from the prior year’s sales of $457.8 million. The increase in sales was primarily due to improved price realization for our superior quality and service and to a lesser extent, the acquisition of a metal coatings business during the fourth quarter of fiscal 2021. The acquisition of a galvanizing plant in the fourth quarter of fiscal 2022 did not materially impact sales for fiscal 2022.
Sales for the Infrastructure Solutions segment increased $2.5 million, or 0.7%, to $383.7 million for fiscal 2022, compared to $381.1 million for fiscal 2021. The increase in sales for fiscal 2022 was primarily due to sales increases in both domestic and international operations (as the prior year was significantly impacted by COVID-19) in the Industrial platform, partially offset by the divestiture of the low-margin SMS business in the third quarter of fiscal year 2021. The increase was partially offset by a decrease in the Electrical platform, which was primarily attributable to lower sales in China as several large projects were completed. In addition, the decrease was, to a lesser extent, due to delays in material receipts due to supply chain disruptions within our customer-base and the constrained labor market at several of our enclosure plants in our domestic operations. The decrease in our enclosure plants was partially offset by increases in our domestic high- and medium-bus duct, switchgear, lighting and tubing businesses.
Operating Income
The following table reflects the breakdown of operating income (loss) by segment (in thousands):

	Year Ended February 28, 2022				Year Ended February 28, 2021
	Metal Coatings	Infrastructure Solutions	Corporate	Total	Metal Coatings	Infrastructure Solutions	Corporate	Total
Operating income (loss):
Sales	$519,000	$383,664	$—	$902,664	$457,791	$381,126	$—	$838,917
Cost of sales	374,900	302,541	—	677,441	334,894	315,276	—	650,170
Gross margin	144,100	81,123	—	225,223	122,897	65,850	—	188,747
Selling, general and administrative	16,765	47,377	49,538	113,680	16,155	50,160	40,819	107,134
Restructuring and impairment charges	—	(1,797)	—	(1,797)	10,796	9,203	—	19,999
Total operating income (loss)	$127,335	$35,543	$(49,538)	$113,340	$95,946	$6,487	$(40,819)	$61,614

Operating income for the Metal Coatings segment increased $31.4 million, or 32.7%, for fiscal 2022, to $127.3 million, as compared to $95.9 million for the prior year. Operating margins increased to 24.5% for fiscal 2022, as compared to 21.0% for fiscal 2021. The increase was primarily due to impairment and restructuring charges recognized in fiscal 2021 of $10.8 million, the increase in sales as described above and the achievement of operational efficiencies in our surface technologies platform.

Operating income for the Infrastructure Solutions segment increased $29.1 million for fiscal 2022, to $35.5 million, as compared to $6.5 million for the prior year. Operating margins for this segment were 9.3% for fiscal 2022, as compared to 1.7% for fiscal 2021. Gross margins improved on operating leverage within both the Industrial and Electrical platforms compared to prior year, as well as a divestiture of an under-performing business in the Industrial platform in the third quarter of fiscal year 2021. In addition, in fiscal 2021, operating income was impacted by impairment charges of $9.2 million, See "Restructuring and Impairment charges" below. Selling, general and administrative costs decreased due to cost containment measures that were implemented due to COVID-19.
Corporate expenses increased $8.7 million, to $49.5 million for fiscal 2022, compared to $40.8 million for fiscal 2021. The increase is primarily due to increased payroll and benefits costs (see Note 10 in Item 8), acquisition costs and other administrative costs.
Restructuring and Impairment Charges
During fiscal 2022, the Company continued to execute on its plan to strategically review our business portfolio, continue to acquire metal coatings businesses, and divest certain non-core business. During the fourth quarter of fiscal 2022, the Company had a change to the plan of sale for one of its businesses in the Infrastructure Solutions segment. The Company recognized $3.9 million of impairment charges during fiscal 2021, which is included in in "Restructuring and impairment charges" in the consolidated statements of income. During fiscal 2022, in accordance with applicable accounting guidance, the Company reclassified a business previously held for sale to assets held and used. When there is a change to a plan of sale and the assets are reclassified from held for sale to held and used, the long-lived assets are reported at the lower of (i) the carrying amount before held for sale designation, adjusted for depreciation that would have been recognized if the assets had not been classified as held for sale, or (ii) the fair value at the date the assets no longer satisfy the criteria for classification as held for sale. Following an analysis of the long-lived assets for the business, the Company reversed a portion of the previously recognized impairment charges, and recognized income of $1.8 million in fiscal 2022 as a result of the change to the plan of sale, which is included in "Restructuring and Impairment charges" in the consolidated statements of operations.
As of February 28, 2022, one non-operating location in the Metal Coatings segment is classified as held for sale. The assets of the business expected to be disposed of within the next twelve months are included in "Assets held for sale" in the accompanying consolidated balance sheets.
During fiscal 2021, we closed on the sale of two businesses, one in each of our Metal Coatings and Infrastructure Solutions segments. We also sold one non-operating location in our Metal Coatings segment. In addition, we closed a small number of Metal Coatings locations that were in underperforming and lower growth geographies.
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
Interest Expense
Interest expense for fiscal 2022 decreased $3.3 million, or 33.7%, to $6.4 million, as compared to $9.6 million in fiscal 2021. This decrease is primarily attributable to the Company's 2020 Senior Notes, which were funded in late fiscal 2021 and carried a much lower interest rate than the previously outstanding Senior Notes. While the borrowings under the 2020 Senior Notes increased $25.0 million to $150.0 million, they carry lower interest rates than the Company's previous senior notes. As of February 28, 2022, we had gross outstanding debt of $227.0 million, compared to $179.0 million at the end of fiscal 2021. AZZ's debt to equity ratio was 0.34 to 1 at the end of fiscal 2022, compared to 0.29 to 1 at the end of fiscal 2021, as we reduced debt during the year and refinanced our existing senior notes. For additional information on outstanding debt, see Note 6 to the consolidated financial statements.
Other (Income) Expense, Net
For fiscal 2022, other expense, net decreased $0.4 million, to $0.6 million for fiscal 2022 compared to $1.0 million for fiscal 2021. The activity for both years consisted primarily of foreign currency losses resulting from unfavorable movements in exchange rates.
Provision for Income Taxes
The provision for income taxes reflected an effective tax rate of 21.0% for fiscal 2022 and 22.3% for fiscal 2021. The decrease is due primarily to certain nonrecurring state income tax items in the prior year.

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
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Year Ended
	February 28, 2022	February 28, 2021
Net cash provided by operating activities	$86,010	$92,035
Net cash used in investing activities	(86,835)	(28,593)
Net cash provided by (used in) financing activities	912	(88,425)
Net cash provided by operating activities for fiscal 2022 was $86.0 million, compared to $92.0 million for fiscal 2021. The decrease in cash provided by operating activities for fiscal 2022 is primarily attributable to the impact of decreases in working capital, primarily due to changes in accounts receivable and inventories, partially offset by accounts payable and other accrued liabilities. Cash flow from operations also decreased due to the loss on disposal of businesses and other impairment charges in the prior year. These net decreases were partially offset by an increase in net income in the current year.
Net cash used in investing activities for fiscal 2022 was $86.8 million, compared to $28.6 million for fiscal 2021. The increase in cash used during fiscal 2022 was primarily attributable to the acquisition of two businesses in our Metal Coatings segment during the fourth quarter, partially offset by lower capital expenditures. The breakdown of capital spending by segment for fiscal 2022, 2021 and 2020 can be found in Note 12 to the consolidated financial statements.
Net cash provided by financing activities for fiscal 2022 was $0.9 million, compared to net cash used in financing activities of $88.4 million for fiscal 2021. The decrease in cash used in financing activities during fiscal 2022 was primarily attributable to an increase in net proceeds from the revolver, as well as a decrease in repurchases of Company common stock, partially offset by a decrease in net proceeds for long term debt. See "Financing and Capital" and “Share Repurchases” sections below for additional information.
Financing and Capital
2017 Revolving Credit Facility
On March 21, 2017, the Company executed the Amended and Restated Credit Agreement (the “2017 Credit Agreement”) with Bank of America and other lenders, which amended its previous credit agreement. The 2017 Credit Agreement was scheduled to mature on March 21, 2022, and included the following provisions: (i) providing for a senior revolving credit facility in a principal amount of up to $450 million, with an additional $150 million accordion, (ii) including a $75 million sublimit for the issuance of standby and commercial letters of credit, (iii) including a $30 million sublimit for swing line loans, (iv) restricting indebtedness incurred with respect to capital leases, synthetic lease obligations and purchase money obligations not to exceed $20 million, (v) restricting investments in any foreign subsidiaries not to exceed $50 million in the aggregate, and (vi) including various financial covenants and certain restricted payments relating to dividends and share repurchases as specifically set forth in the 2017 Credit Agreement. The balance due on the $75.0 million term facility under the previous Credit Agreement was paid in full as a result of the execution of the 2017 Credit Agreement.
The financial covenants, as defined in the 2017 Credit Agreement, require the Company to maintain on a consolidated basis a Leverage Ratio not to exceed 3.25:1.0 and an Interest Coverage Ratio of at least 3.00:1.0. The Line of Credit will be used to finance working capital needs, capital improvements, dividends, future acquisitions, letter of credit needs and share repurchases.
Interest rates for borrowings under the 2017 Credit Agreement are based on either a Eurodollar Rate or a Base Rate plus a margin ranging from 0.875% to 1.875% depending on our Leverage Ratio (as defined in the 2017 Credit Agreement). The Eurodollar Rate is defined as LIBOR for a term equivalent to the borrowing term (or other similar interbank rates if LIBOR is unavailable). The Base Rate is defined as the highest of the applicable Fed Funds rate plus 0.50%, the Prime rate, or the

Eurodollar Rate plus 1.0% at the time of borrowing. The 2017 Credit Agreement also carries a Commitment Fee for the unfunded portion ranging from 0.175% to 0.30% per annum, depending on our Leverage Ratio. On July 8, 2021, the 2017 Credit Agreement was replaced with the 2021 Credit Agreement, which is described below.
2021 Credit Agreement
On July 8, 2021, the Company refinanced the 2017 Credit Agreement, which was scheduled to mature in March 2022, with a new five-year unsecured revolving credit facility under a credit agreement, dated July 8, 2021 by and among the Company, borrower, Citibank, N.A., as administrative agent and the other agents and lender parties thereto (the “2021 Credit Agreement”). The 2021 Credit Agreement matures in July 2026 and includes the following significant terms;

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
The effective interest rate for the 2021 Credit Agreement was 2.49% as of February 28, 2022.
The proceeds of the loans under the 2021 Credit Agreement are used primarily to finance working capital needs, capital improvements, dividends, future acquisitions and general corporate purposes.
As of February 28, 2022, we had $77.0 million of outstanding debt against the 2021 Credit Agreement and letters of credit outstanding under the 2021 Credit Agreement in the amount of $9.7 million, which left approximately $313.3 million of additional credit available.
2020 Senior Notes
On October 9, 2020, the Company completed a private placement transaction and entered into a Note Purchase Agreement, whereby the Company agreed to borrow $150.0 million of senior unsecured notes (the “2020 Senior Notes”), consisting of two separate tranches:

•7-year borrowing: $70.0 million priced at 2.77% coupon, and
•12-year borrowing: $80.0 million priced at 3.17% coupon.

The $80.0 million tranche was funded on December 17, 2020. The $70.0 million tranche was funded in January 2021. The Company used the proceeds to repay the existing $125.0 million 5.42% Senior Notes maturing on January 20, 2021, as well as for general corporate purposes. Interest on the 2020 Senior Notes is paid semi-annually.

The Company's debt agreements require the Company to maintain certain financial ratios. As of February 28, 2022, the Company was in compliance with all covenants or other requirements set forth in the debt agreements.
Precoat Acquisition
On March 7, 2022, the Company and Sequa, a portfolio company of global investment firm Carlyle, jointly announced the signing of a definitive agreement whereby the Company intends to acquire Sequa's Precoat Metals business division ("Precoat") for a net purchase price of approximately $1.3 billion (the "Precoat Acquisition"). The Precoat Acquisition, which is subject to certain normal and customary closing conditions, is expected to close during the first quarter of the Company's fiscal year 2023. The Company has obtained financing commitments required to complete the transaction, consisting of a $400.0 million revolving credit facility, and a $1.525 billion senior secured term loan facility. As part of the transaction, we also expect to repay our current 2020 Senior Notes, which will include an early termination premium. Our new financing will have interest rates that are higher than our current notes, resulting in higher interest expense.

Share Repurchases
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
The Company purchased 601,822 of its common shares in the amount of $30.8 million at an average purchase price of $51.20 under the 2020 Authorization during fiscal 2022.
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
Letters of Credit
As of February 28, 2022, we had total outstanding letters of credit in the amount of $22.0 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods.
Off Balance Sheet Arrangements and Contractual Commitments
As of February 28, 2022, the Company did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, sales and expenses. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances and form the basis for our conclusions. We continually evaluate the information used to make these estimates. Accounting policies and estimates considered most critical are allowances for doubtful accounts, revenue recognition, impairment of long-lived assets, identifiable intangible assets and goodwill, including purchase accounting and accounting for income taxes. Actual results may differ from these estimates under different assumptions or conditions. The following accounting policies involve critical accounting estimates because they are dependent on our judgement and assumptions about matters that are inherently uncertain.
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
Revenue recognition - Infrastructure Solutions segment
Our Infrastructure Solutions segment is a provider of specialized products and services designed to support industrial, electrical and other industrial applications. For custom built products, we recognize sales over time. For custom services, which consist of specialized welding and other professional services, we recognize sales over time as the services are rendered due to the fact that the services enhance a customer owned asset. For off-the-shelf products, which consist of tubing and lighting products, we recognize sales upon the transfer of the goods to the customer.

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
Total contract cost estimates are based on current contract specifications and expected engineering requirements and require us to make estimates on expected profit. The estimates for profit margin are based on judgments we make to project the outcome of future events, and can sometimes span more than one year. We estimate labor productivity and availability, the complexity of the work to be performed, change orders issued by our customers, and other specialized engineering and production related activities. Our cost estimation process is based on historical data, including historical actuals to original estimates, and the application of the professional knowledge and experience of engineers, general managers and finance professionals to these historical results. We review and update our estimates of costs regularly, or more frequently when circumstances significantly change, which can affect the profitability of our contracts.
In addition to fixed consideration, the contracts within our Infrastructure Solutions segment can include variable consideration, including claims, incentive fees, liquidated damages or other penalties. We recognize revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We estimate the amount of revenue to be recognized on variable consideration using the expected value or the most likely amount method, whichever is expected to better predict the amount. Management’s estimates of variable consideration and the determination of whether to include estimated amounts in transaction prices are based largely on historical experience, professional knowledge and experience, and all other relevant information that is reasonably available at the time of the estimate.
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
We use the income approach to complete our annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for our reporting units that are discounted using a market participant perspective to determine the fair value of the reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates, discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. A significant change in events, circumstances or any of these assumptions could result in an impairment of long-lived assets, including identifiable intangible assets. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot-dip galvanizing market, changes in economic conditions of these various markets, changes in costs of raw material and natural gas, and the availability of experienced labor and management to implement our growth strategies.
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

The following tables provides a reconciliation for the years ended February 28, 2022 and February 28, 2021 between the various measures calculated in accordance with GAAP to the Adjusted Earnings Measures (dollars in thousands, except per share data):

	Year Ended February 28,
	2022	2021
Operating income	$113,340	$61,614
Restructuring and impairment charges(1)	(1,797)	19,999
Acquisition costs(2)	1,554	—
Adjusted operating income	$113,097	$81,613
(1) See "Results of Operations-Restructuring and Impairment Charges" for further discussion on fiscal 2022 restructuring and impairment charges.
(2) Acquisition costs represent costs related to the Precoat Acquisition. See "Precoat Acquisition" above.

	Year Ended
	February 28, 2022		February 28, 2021		February 29, 2020
	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)
Net income and diluted earnings per share	$84,022	$3.35	$39,614	$1.52	$48,234	$1.84
Adjustments (net of tax):
Restructuring and impairment charges:
Metal Coatings	—	—	10,796	0.41	—	—
Infrastructure Solutions(2)	(1,797)	(0.07)	9,203	0.35	27,789	1.07
Acquisition related expenditures(3)	1,554	0.06	—	—
Subtotal	(243)	(0.01)	19,999	0.77	27,789	1.07
Tax provision (benefit) related to restructuring and impairment charges(4)	56	—	(4,584)	(0.18)	(4,777)	(0.18)
Total adjustments	(187)	(0.01)	15,415	0.59	23,012	0.88
Adjusted earnings and adjusted earnings per share	$83,835	$3.34	$55,029	$2.11	$71,246	$2.71
______________________________
(1) Earnings per share amounts included in the table above may not sum due to rounding differences.
(2) See "Results of Operations-Restructuring and Impairment Charges" for further discussion on fiscal 2022 restructuring and impairment charges.
(3) Acquisition related expenditures represents expenses related to the Precoat Acquisition.
(4) The non-GAAP effective tax rates for fiscal 2022, 2021 and 2020 were 22.9%, 22.9% and 17.2%, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in commodity prices, interest rates and foreign currency exchange rates. As of February 28, 2022, we did not hold any derivative financial instruments.
Commodity Prices
In our Infrastructure Solutions segment, we have exposure to commodity price changes for copper, aluminum, steel and nickel-based alloys. Increases in price for these items are normally managed through escalation clauses in our customers' contracts, although during difficult market conditions, customers may resist these escalation clauses. In addition, we attempt to enter into firm pricing contracts with our vendors on material at the time we receive orders from our customers to minimize risk.
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
Interest Rates
We had $77.0 million outstanding at February 28, 2022 under our revolving credit facility. Because 100% of this debt has variable interest rates, we are subject to future interest rate fluctuations in relation to these borrowings, which could potentially have a negative impact on our results of operations, financial position or cash flows.
Foreign Exchange Rates
The Company’s foreign exchange exposures result primarily from intercompany balances, sale of products in foreign currencies, foreign currency denominated purchases, employee-related and other costs of running operations in foreign countries. As of February 28, 2022, the Company had exposure to foreign currency exchange rates related to our operations in Canada, China, Brazil, Poland, India, Singapore and the Netherlands.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
AZZ, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of AZZ, Inc Company Inc. (a Texas Corporation) and subsidiaries (the “Company”) as of February 28, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 22, 2022 expressed an unqualified opinion.

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

Revenue recognition – Infrastructure Solutions
As described further in Note 1 to the financial statements, the Company recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The amount and timing of revenue recognition varies based on the nature of the goods or services provided and the terms and conditions of the Company’s contracts with customers. The Company enters into contracts with Infrastructure Solutions customers which generally specify the delivery of what constitutes a single performance obligation of either custom built products, custom services, or off-the-shelf products. Management determines, based on the provisions of the customer contracts, whether revenue for a particular project should be recorded upon delivery of the product or service or whether a portion of the total expected contract revenue should be recognized over time as work progresses. This requires a detailed evaluation of each material contract. For customer contracts where management determines that revenue should be recognized over time, significant judgment is required to determine the proper amount of revenue to recognize each period. We determined that revenue recognition pertaining to Infrastructure Solutions customer contracts is a critical audit matter.

The principal considerations for our determination that Infrastructure Solutions customer contracts is a critical audit matter result from the significant judgment exercised by management in determining the amount of revenue to recognize for a particular period. Processes involving higher amounts of management judgment include the interpretation of the provisions of customer contracts, which may include unique contract terms, to determine whether revenue should be recognized at a point in time or over time as work progresses. In addition, for contracts where management determines revenue should be recognized over time as work progresses, management must estimate both total expected project costs and expected gross margin, including evaluating customer change orders, for all uncompleted contracts to determine the appropriate amount of revenue to recognize. The audit effort required to evaluate management’s judgments in determining proper revenue recognition for the Company’s contracts with Infrastructure Solutions customers was extensive and required a high degree of auditor judgment.

Our audit procedures related to Infrastructure Solutions customer contracts included the following:

•We tested the effectiveness of internal controls over management’s review of customer contracts and change orders, to determine whether revenue should be recognized at a point in time or over time as work progresses.

•For customer contracts where revenue is recorded over time as work progresses, we tested the effectiveness of internal controls over the accumulation of project costs and estimated project margin, which are key inputs into management’s estimation of the amount of revenue to recognize each period.

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

•We tested a sample of customer contracts for which management concluded that it was appropriate to recognize revenue over time as work progressed by evaluating key inputs and assumptions which impacted the amount of revenue recognized for each contract tested. The key inputs and assumptions included:

◦The accumulation of historical costs incurred for the project,

◦Management’s estimate of the total gross margin expected to be realized for the entire project, including estimates of costs yet to be incurred to complete the project.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Dallas, Texas
April 22, 2022

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
AZZ Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of AZZ Inc (a Texas Corporation) and subsidiaries (the “Company”) as of February 28, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 28, 2022, and our report dated April 22, 2022 expressed unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP
Dallas, Texas
April 22, 2022

AZZ INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	February 28, 2022	February 28, 2021
Assets
Current assets:
Cash and cash equivalents	$15,082	$14,837
Accounts receivable, net of allowance for credit losses of $5,207 and $5,713 at February 28, 2022 and February 28, 2021, respectively	167,016	128,765
Inventories:
Raw material	117,603	87,822
Work-in-process	7,285	4,451
Finished goods	1,212	1,546
Contract assets	74,629	61,370
Prepaid expenses and other	3,471	6,029
Assets held for sale	235	235
Total current assets	386,533	305,055
Property, plant and equipment, net	230,848	207,089
Right-of-use assets	43,286	37,801
Goodwill	385,613	353,881
Deferred tax assets	5,191	3,969
Intangibles and other assets, net	81,557	91,432
Total assets	$1,133,028	$999,227
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$43,987	$41,542
Income tax payable	3,564	—
Accrued salaries and wages	28,424	22,606
Other accrued liabilities	24,092	27,645
Customer deposits	681	348
Contract liabilities	42,465	17,873
Lease liability, short-term	7,318	6,619
Total current liabilities	150,531	116,633
Debt due after one year, net	226,484	178,419
Lease liability, long-term	35,610	32,631
Deferred tax liabilities	47,672	39,283
Other long-term liabilities	5,366	8,969
Total liabilities	465,663	375,935
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common Stock, $1.00 par value; 100,000 shares authorized; 24,688 and 25,108 shares issued and outstanding at February 28, 2022 and February 28, 2021, respectively	24,688	25,108
Capital in excess of par value	85,847	75,979
Retained earnings	584,154	547,289
Accumulated other comprehensive loss	(27,324)	(25,084)
Total shareholders’ equity	667,365	623,292
Total liabilities and shareholders' equity	$1,133,028	$999,227

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Sales	$902,664	$838,917	$1,061,817
Cost of sales	677,441	650,170	824,589
Gross margin	225,223	188,747	237,228

Selling, general and administrative	113,680	107,134	139,253
Restructuring and impairment charges	(1,797)	19,999	18,632
Operating income	113,340	61,614	79,343

Interest expense	6,395	9,648	13,463
Other expense, net	600	969	990
Income before income taxes	106,345	50,997	64,890
Income tax expense	22,323	11,383	16,656
Net income	$84,022	$39,614	$48,234
Earnings per common share
Basic earnings per share	$3.38	$1.53	$1.84
Diluted earnings per share	$3.35	$1.52	$1.84
Weighted average shares outstanding
Basic	24,855	25,897	26,191
Diluted	25,077	26,045	26,281

Cash dividends declared per common share	$0.68	$0.68	$0.68
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Net income	$84,022	$39,614	$48,234
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax of $—, $— and $—	(2,310)	5,865	(2,093)
Interest rate swap, net of income tax of $—, $27 and $29, respectively	—	(50)	(54)
Other comprehensive income (loss)	(2,310)	5,815	(2,147)
Comprehensive income	$81,712	$45,429	$46,087

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Cash flows from operating activities:
Net income	$84,022	$39,614	$48,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,665	44,603	50,194
Deferred income taxes	3,467	(1,561)	(2,617)
Loss on disposal of business	552	3,080	18,632
Loss on abandonment of long-lived assets		6,923	—
Loss (gain) on disposal group held for sale	(1,797)	6,752	—
Inventory write-downs	—	2,511	—
Impairment loss on long lived assets	—	—	9,157
Loss (gain) on sale of property, plant & equipment	607	219	(71)
Share-based compensation expense	9,449	7,330	6,290
Amortization of deferred debt issuance costs	455	545	538
Bad debt expense	(377)	1,040	2,734
Effects of changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(34,609)	7,926	(1,006)
Inventories	(27,871)	2,145	25,875
Prepaid expenses and other assets	794	6,497	(291)
Net change in contract assets and liabilities	12,218	5,137	(47,040)
Accounts payable	1,284	(21,521)	8,145
Other accrued liabilities and income taxes payable	(6,849)	(19,205)	23,536
Net cash provided by operating activities:	86,010	92,035	142,310
Cash flows from investing activities:
Proceeds from the sale or insurance settlement of property, plant, and equipment	2,789	461	340
Proceeds from sale of subsidiary, net	—	12,444	23,584
Acquisition of subsidiaries, net of cash acquired	(61,219)	(4,419)	(60,628)
Purchases of property, plant and equipment	(28,405)	(37,079)	(32,595)
Net cash used in investing activities:	(86,835)	(28,593)	(69,299)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,788	2,832	3,113
Payments for taxes related to net share settlement of equity awards	(2,187)	(712)	(1,231)
Proceeds from revolving loan	296,000	228,000	428,500
Payments on revolving loan	(248,000)	(277,000)	(466,500)
Proceeds from long-term debt	—	150,000	—
Payments on long-term debt	—	(125,000)	—
Debt issuance costs paid	—	(592)	—
Repurchase and retirement of common stock	(30,815)	(48,311)	(5,799)
Payment of dividends	(16,874)	(17,642)	(17,822)
Net cash provided by (used in) financing activities:	912	(88,425)	(59,739)
Effect of exchange rate changes on cash and cash equivalents	158	3,133	(590)
Net change in cash and cash equivalents	245	(21,850)	12,682
Cash and cash equivalents, beginning of year	14,837	36,687	24,005
Cash and cash equivalents, end of year	$15,082	$14,837	$36,687

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,062	$8,999	$13,023
Cash paid for income taxes	$31,660	$16,118	$18,802

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Capital In Excess Of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at February 28, 2019	26,115	$26,115	$58,695	$547,670	$(28,752)	$603,728
Share-based compensation	—	—	6,290	—	—	6,290
Common stock issued under stock-based plans and related income tax expense	74	74	(1,305)	—	—	(1,231)
Common stock issued under employee stock purchase plan	90	90	3,023	—	—	3,113
Repurchase and retirement of common stock	(131)	(131)	—	(5,668)	—	(5,799)
Cash dividends paid	—	—	—	(17,822)	—	(17,822)
Net income	—	—	—	48,234	—	48,234
Foreign currency translation	—	—	—	—	(2,093)	(2,093)
Interest rate swap, net of tax	—	—	—	—	(54)	(54)
Balance at February 29, 2020	26,148	$26,148	$66,703	$572,414	$(30,899)	$634,366
Share-based compensation	—	$—	$7,330	$—	$—	$7,330
Common stock issued under stock-based plans and related income tax expense	83	83	(795)	—	—	(712)
Common stock issued under employee stock purchase plan	91	91	2,741	—	—	2,832
Repurchase and retirement of common stock	(1,214)	(1,214)	—	(47,097)	—	(48,311)
Cash dividends paid	—	—	—	(17,642)	—	(17,642)
Net income	—	—	—	39,614	—	39,614
Foreign currency translation	—	—	—	—	5,865	5,865
Interest rate swap, net of tax	—	—	—	—	(50)	(50)
Balance at February 28, 2021	25,108	$25,108	$75,979	$547,289	$(25,084)	$623,292
Share-based compensation	—	$—	$9,449	$—	$—	$9,449
Common stock issued under stock-based plans and related income tax expense	109	109	(2,296)	—	—	(2,187)
Common stock issued under employee stock purchase plan	73	73	2,715	—	—	2,788
Repurchase and retirement of common stock	(602)	(602)	—	(30,213)	—	(30,815)
Cash dividends paid	—	—	—	(16,874)	—	(16,874)
Net income	—	—	—	84,022	—	84,022
Foreign currency translation	—	—	—	(70)	(2,240)	(2,310)
Interest rate swap, net of tax	—	—	—	—	—	—
Balance at February 28, 2022	24,688	$24,688	$85,847	$584,154	$(27,324)	$667,365
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Summary of Significant Accounting Policies
Organization
AZZ Inc. (the “Company,” “AZZ” or “we”) operates primarily in the United States of America and Canada and also has operations in Brazil, China, the Netherlands, Poland and India. The Company has two reportable segments: Metal Coatings and Infrastructure Solutions. The Company's reportable segments are also referred to as operating segments. See Note 12 for information about the Company's operations by segment.
Basis of consolidation
The consolidated financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to current period presentation. See Note 13 for more information about assets reclassified from assets held for sale to assets held and used in the consolidated balance sheets as of February 28, 2021.
Coronavirus (COVID-19)
The continued uncertainty associated with COVID-19, and any of the ongoing variants, did not have a material adverse effect on the Company's results of operations for the year ended February 28, 2022. While the Company continues to support its customers, there remains uncertainties regarding the duration and, to what extent, if any, that the COVID-19 pandemic, or newly identified variants, or additional regulatory requirements, will ultimately have on the demand for the Company's products and services or with its supply chain or its employees.

The impact of COVID-19 to the Company's personnel and operations has been limited. During fiscal 2022, the Company continued to see improvement in sales and operating income in both of its reportable segments.
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
Accounts receivable, net of allowance for credit losses
Accounts receivable are stated amounts due from customers. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of customers to make required payments. The Company treats trade accounts receivable as one portfolio and records an allowance based on a combination of management’s knowledge of its customer base, historical losses, current economic conditions and customer specific events. The Company adjusts this allowance based on specific information in connection with aged receivables. Accounts receivable are considered to be past due when payment is not received in accordance with the customer’s credit terms. Accounts are written off when management determines the account is uncollectible. Recoveries, unless material, are recorded against the allowance in the period received.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the changes in the allowance for credit losses for fiscal 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Balance at beginning of year	$5,713	$4,951	$2,267
Adjustment based on aged receivables analysis	(377)	1,040	2,734
Charge-offs, net	(116)	(354)	(129)
Other	(64)	(41)	106
Effect of exchange rate changes	51	117	(27)
Balance at end of year	$5,207	$5,713	$4,951
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
Metal Coatings Segment
AZZ's Metal Coatings segment is a provider of hot-dip galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries. Within this segment, the contract is typically governed by a customer purchase order or work order. The contract generally specifies the delivery of what constitutes a single performance obligation consisting of metal coating services. The Company recognizes sales over time as the metal coating is applied to customer provided material as the process enhances a customer controlled asset. Contract modifications are rare within this segment and most contracts are on a fixed price basis with no variable consideration.
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
For custom built products, the Company recognizes sales over time, provided that the goods do not have an alternative use to the Company and the Company has an unconditional right to payment for work completed to date plus a reasonable margin. For custom services, which consist of specialized welding and other professional services, the Company recognizes sales over time as the services are rendered, because the services enhance a customer owned asset. For off-the-shelf products, which consist of tubing and lighting products, the Company recognizes revenue upon the transfer of the goods to the customer.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table shows the changes in contract liabilities for fiscal year 2022 and 2021 (in thousands):

	2022	2021
Balance at beginning of period	$17,873	$18,418
Contract liabilities added during the period	38,085	13,603
Sales recognized during the period	(13,493)	(14,148)
Balance at end of period	$42,465	$17,873
The Company expects to recognize sales of approximately $36.7 million, $5.6 million, $0.1 million and $0.1 million in fiscal 2023, 2024, 2025 and 2026, respectively, related to the $42.5 million balance of contract liabilities as of February 28, 2022.
The increases or decreases in accounts receivable, contract assets and contract liabilities during fiscal year 2022 were primarily due to normal timing differences between the Company’s performance and customer payments, divestitures, and, to a lesser extent, customer inspection delays and effects of COVID-19 on the Company's customers. The increase in contract liabilities in fiscal 2022 is primarily due to an increase in orders in the Company's Infrastructure Solutions segment. The acquisitions for fiscal year 2022 described in Note 14 had no impact on contract assets or liabilities as of the date of acquisition.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregated Revenue
Revenue by segment and geography is disclosed in Note 12. In addition, the following table presents disaggregated revenue by customer industry for fiscal years 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Sales:
Industrial	$559,653	$511,740	$605,236
Transmission and distribution	189,559	209,729	254,836
Power generation	153,452	117,448	201,745
Total sales	$902,664	$838,917	$1,061,817
Cash and cash equivalents
The Company considers cash and cash equivalents to include cash on hand, deposits with banks and all highly liquid investments with an original maturity of three months or less. Cash and cash equivalents includes restricted cash of $0.3 million and $0.9 million as of February 28, 2022 and February 28, 2021, respectively, in support of bank guarantees for certain customers and leased facilities in international locations.
Non-cash investing and financing activities
The Company had $0.9 million, $1.5 million and $2.4 million of accrued capital expenditures at the end of fiscal 2022, 2021 and 2020, respectively, which are excluded from the consolidated statements of cash flows until paid.
Inventories
Inventories are stated at the lower of cost or market value. Cost is determined principally using a weighted-average method for the Infrastructure Solutions segment and the first-in-first-out (FIFO) method for the Metal Coatings segment. The Company determines the reserves for excess quantities and obsolescence based on forecasted demand within specific time horizons, technological obsolescence, and an assessment of any inventory that is not in sellable condition, and records a charge to reduce inventory to its net realizable value. For information related to charges recognized to reduce inventory in the Infrastructure Solutions segment to its net realizable value in fiscal 2021, see Note 13.
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
Amortizable intangible and long-lived assets
Purchased intangible assets on the consolidated balance sheets are comprised of customer relationships, non-compete agreements, trademarks, technology and certifications. Such intangible assets (excluding indefinite-lived intangible assets) are amortized on a straight-line basis over the estimated useful lives of the assets ranging from two to nineteen years. Long-lived assets, such as property and equipment and intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. If the undiscounted cash flows are less than the carrying amount, the Company records impairment losses for the excess of their carrying value over the estimated

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fair value. The Company did not recognize any impairment charges for fiscal year 2022. For fiscal year 2021, the Company recorded charges of $13.7 million to write-down certain property, plant and equipment and other intangible assets that were held for sale or abandoned. In addition, for fiscal year 2020, the Company recorded impairment losses of $9.2 million. See Note 13 for additional information about these impairment charges.
When there is a change to a plan of sale, and the assets are reclassified from held for sale to held and used, the long-lived assets would be reported at the lower of (i) the carrying amount before held for sale designation, adjusted for depreciation that would have been recognized if the assets had not been classified as held for sale, or (ii) the fair value at the date the assets no longer satisfy the criteria for classification as held for sale. Investments in real estate are classified as held for sale in the period in which certain criteria are met including when management commits to a plan to sell, an active program to locate a buyer has been initiated, the sale is probable, and actions required to complete the plan of sale indicate that it is unlikely that significant changes to the plan of sale will be made or the plan of sale will be withdrawn. See Note 13 for additional information.
Goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company tests goodwill with an indefinite life for potential impairment annually as of December 31 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, which would result in impairment. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. The test is calculated using an income approach and market approach, which are Level 3 fair value inputs, as described in "Financial instruments" below. Based on the results of its analysis, the Company determines whether an impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot-dip galvanizing market; changes in economic conditions of these various markets; raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies. For fiscal years 2022, 2021 and 2020, no goodwill impairment losses were recognized. See Note 3 for information about the goodwill write-off related to divestitures in fiscal 2021 and 2020.
Other indefinite-lived intangible assets consist of certain tradenames that were obtained through acquisitions. The Company tests intangible assets with an indefinite life for potential impairment annually as of December 31 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount, which would result in impairment. The Company performed its annual indefinite-lived intangible asset impairment test as of December 31, 2021. The Company elected to perform a qualitative assessment and determined that no conditions existed that would make it more likely than not that the indefinite-lived intangible assets were impaired. Therefore, no further quantitative assessment was required. For fiscal 2022, 2021 and 2020, no impairment losses related to these indefinite-lived intangible assets were recorded.
Debt issuance costs
Debt issuance costs that are incurred by the Company in connection with the issuance of debt are amortized to interest expense using the effective interest rate method over the term of the debt. Costs related to the Company’s revolving credit facility are included in "Intangibles and other assets, net" on the consolidated balance sheets. Costs related to the Company's senior notes are presented as a reduction to long-term debt on the consolidated balance sheets.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company is subject to taxation in the U.S. and various state, provincial, local, and foreign jurisdictions. With few exceptions, as of February 28, 2022, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before fiscal 2019.
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

The carrying amount of the Company's financial instruments (cash equivalents, accounts receivable, accounts payable, accrued liabilities and the revolving credit facility) approximates the fair value of these instruments based upon either their short-term nature or their variable market rate of interest. As of February 28, 2022 and 2021, the fair value of the $150.0 million outstanding 2020 Senior Notes was approximately $144.0 million and $144.8 million, respectively. These fair values were determined using the discounted cash flow at the market rate as well as the applicable market interest rates, which are classified as Level 2 inputs.
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
The following table shows the changes in the Company’s warranty reserve for fiscal year 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Balance at beginning of period	$4,460	$3,702	$1,751
Warranty costs incurred	(1,136)	(1,865)	(2,118)
Additions charged to income	362	2,623	4,069
Balance at end of period	$3,686	$4,460	$3,702

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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss consisted of the following as of February 28, 2022 and February 28, 2021 (in thousands):

	2022	2021
Foreign currency translation adjustments	$(27,324)	$(25,084)
Accumulated other comprehensive loss	$(27,324)	$(25,084)
Accruals for Contingent Liabilities
The Company is subject to the possibility of various loss contingencies arising in the normal course of business. The amounts the Company may record for estimated claims, such as self-insurance programs, warranty, environmental, legal, and other contingent liabilities, requires the Company to make judgments regarding the amount of expenses that will ultimately be incurred. The Company uses past history and experience and other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Due to the inherent limitations in estimating future events, actual amounts paid or transferred may differ from those estimates.
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
The Company's uses its incremental borrowing rate to determine the present value of future payments unless the implicit rate in the lease is readily determinable. The incremental borrowing rate is calculated based on what the Company would pay to borrow on a collateralized basis, over a similar term, based on information available at lease commencement. In determining the future minimum lease payments, the Company incorporates options to extend or terminate the lease when it is reasonably certain that such options will be exercised. The ROU asset includes any initial direct costs incurred and is recorded net of any lease incentives received. Leasehold improvements are capitalized and depreciated over the term of the lease, including any options for which the Company is reasonably certain will be exercised, with a maximum of 10 years.
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes ("ASU 2019-12"). This standard is intended to simplify the accounting and disclosure requirements for income taxes by eliminating various exceptions in accounting for income taxes as well as clarifying and amending existing guidance to improve consistency in the application of ASC 740. ASU 2019-12 was effective for the Company in the first quarter of its fiscal 2022. The Company adopted ASU 2019-12 in the first quarter of fiscal 2022, and the adoption did not have a material impact on its consolidated financial statements.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
2. Property, Plant and Equipment
Property, plant and equipment consisted of the following as of February 28, 2022 and February 28, 2021 (in thousands):

	2022	2021
Land	$22,318	$21,439
Building and structures	176,747	158,190
Machinery and equipment	283,333	253,027
Furniture, fixtures, software and computers	33,994	31,695
Automotive equipment	5,350	3,714
Construction in progress	14,623	26,223
	536,365	494,288
Less accumulated depreciation	(305,517)	(287,199)
Property, plant, and equipment, net	$230,848	$207,089

The following table outlines the classification of depreciation expense in the consolidated statements of income for fiscal 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Cost of sales	$30,357	$29,884	$30,721
Selling, general and administrative	2,004	2,319	2,349
Total depreciation expense	$32,361	$32,203	$33,070
3. Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual impairment tests. Other intangible assets are amortized over their estimated useful lives.

Changes in goodwill by segment for fiscal years 2022 and 2021 were as follows (in thousands):

2022
Segment	Beginning Balance	Acquisitions	Divestiture	Other	Currency Translation Adjustment	Ending Balance
Metal Coatings	$158,659	$32,389	$—	$(477)	$(180)	$190,391
Infrastructure Solutions	195,222	—	—	—	—	195,222
Total	$353,881	$32,389	$—	$(477)	$(180)	$385,613

2021
Segment	Beginning Balance	Acquisitions	Divestiture	Other	Currency Translation Adjustment	Ending Balance
Metal Coatings	$157,048	$1,551	$(1,132)	$—	$1,192	$158,659
Infrastructure Solutions	199,177	—	(2,262)	(1,693)	—	195,222
Total	$356,225	$1,551	$(3,394)	$(1,693)	$1,192	$353,881

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The impairment tests are based on Level 3 fair value inputs. Fair value is an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
During fiscal 2021 and 2020, the Company continued to execute its strategy to divest of non-core businesses, which included the divestiture of businesses serving customers in the nuclear power businesses. In connection with these activities, the Company allocated goodwill to the businesses disposed of or held for sale based on the relative fair value of those businesses in the reporting unit to which the goodwill applied. The determination of the amount of goodwill to allocate to the disposal group as opposed to the ongoing operations required significant management judgment regarding future cash flows, discount rates and other market relevant data. During fiscal 2022, the Company made changes to a plan of sale for a business that was previously held for sale in the Infrastructure Solutions segment. The Company had previously recognized the impact of the impairment in the prior year related to this business. This business was reclassified from assets held for sale into assets held and used during fiscal 2022. See Note 13 for more information.

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

The Company completed its fiscal 2022 annual goodwill impairment analysis as of December 31, 2021 and concluded that no impairment existed at any of its reporting units as of the testing date.
Amortizable intangible assets consisted of the following as of February 28, 2022 and February 28, 2021 (in thousands):

	Weighted-Average Life (Years)	2022	2021
Customer related intangibles	15	$149,796	$145,782
Non-compete agreements	12	7,903	8,803
Trademarks	21.0	23,303	26,695
Technology	25.0	2,554	2,554
Certifications	8	408	399
Gross intangible assets		183,964	184,233
Less accumulated amortization		(111,638)	(100,342)
Total amortizable intangible assets, net		$72,326	$83,891
The following table outlines the classification of amortization expense in the statements of income for fiscal 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Cost of sales	$6,658	$6,838	$6,873
Selling, general and administrative	5,646	5,562	10,251
Total amortization expense	$12,304	$12,400	$17,124
In addition, for fiscal 2020, intangibles with a net carrying value of approximately $14.6 million were written-off as part of the sale of the nuclear logistics business and nuclear-related intangibles with a carrying value of approximately $7.2 million were impaired as part of the exit from the nuclear certified portion of the industrial welding solutions business. See Note 13 for more information.
In addition to its amortizable intangible assets, the Company has recorded indefinite-lived intangible assets of $3.4 million on the consolidated balance sheets as of February 28, 2022 and February 28, 2021, related to certain tradenames acquired as part of prior business acquisitions. These indefinite-lived intangible assets are not amortized, but are assessed for impairment annually or whenever an impairment may be indicated. During fiscal 2022 and 2021, the Company performed an annual review of its indefinite-lived intangibles and no impairment was indicated.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following summarizes the estimated amortization expense for the next five fiscal years and beyond (in thousands):

2023	$11,741
2024	9,913
2025	9,104
2026	9,075
2027	8,808
Thereafter	23,685
Total	$72,326

4. Other Accrued Liabilities
Other accrued liabilities consisted of the following as of February 28, 2022 and February 28, 2021 (in thousands):

	2022	2021
Accrued interest	$789	$957
Accrued warranty	3,686	4,460
Commissions	2,959	3,618
Personnel expenses	6,539	9,709
Group medical insurance	2,575	2,517
Sales and other taxes payable	3,850	2,592
Other	3,694	3,792
Total	$24,092	$27,645

5. Leases
The Company is a lessee under various leases for facilities and equipment. See Note 1 for a description of the Company's accounting policy for leases.
As of February 28, 2022, the Company was the lessee for 156 operating leases with terms of 12 months or more and 10 finance leases. Many of the operating leases either have renewal options of between one and five years or convert to month-to-month agreements at the end of the specified lease term.
The Company’s operating leases are primarily for (i) operating facilities, (ii) vehicles and equipment used in operations, (iii) facilities used for back-office functions and (iv) equipment used for back-office functions. The majority of the Company’s long-term lease expenses are at fixed prices.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has a significant number of short-term leases, including month-to-month agreements, some of which continue in perpetuity until the lessor or the Company terminates the lease agreement. The Company's short-term lease agreements include expenses incurred hourly, daily, monthly and for other durations of time of one year or less.
The Company’s future lease commitments as of February 28, 2022 do not reflect all of the Company’s short-term lease commitments.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table outlines the classification of the Company's right-of-use asset and lease liabilities in the balance sheets for fiscal 2022 and 2021 (in thousands):

Balance Sheet	Classification	February 28, 2022	February 28, 2021
Assets
Right-of-use assets	Right-of-use assets	$43,286	$37,801
Liabilities
Operating lease liabilities ― ST	Lease liability - short-term	7,140	6,552
Operating lease liabilities ― LT	Lease liability - long-term	34,965	32,405
Finance lease liabilities ― ST	Lease liability - short-term	178	66
Finance lease liabilities ― LT	Lease liability - long-term	645	226
The following table outlines the classification of lease expense in the statements of income for fiscal 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Cost of sales	$11,070	$10,533	$13,521
Selling, general and administrative	3,959	4,485	4,923
Total lease cost	$15,029	$15,018	$18,444
As of February 28, 2022, maturities of the Company's lease liabilities were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2023	$8,880	$199	$9,079
2024	7,930	199	8,129
2025	6,838	196	7,034
2026	5,302	132	5,434
2027	5,009	105	5,114
Thereafter	16,331	46	16,377
Total lease payments	50,290	877	51,167
Less imputed interest	(8,183)	(56)	(8,239)
Total	42,107	821	42,928
Supplemental information related to the Company's portfolio of leases was as follows (in thousands, except years and percentages):

	2022	2021
Operating cash flows from operating leases included in lease liabilities	$9,044	$8,143
Lease liabilities obtained from new ROU assets - operating	$13,389	$2,186
Weighted-average remaining lease term - operating leases	7.90 years	6.92 years
Weighted-average discount rate - operating leases	4.56%	4.71%
Operating and financing cash flows from financing leases included in lease liabilities	$100	$25
Lease liabilities obtained from new ROU assets - financing	$519	$230
Weighted-average remaining lease term - financing leases	4.73 years	4.25 years
Weighted-average discount rate - financing leases	2.95%	4.00%

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Debt
The Company’s long-term debt instruments and balances outstanding as of February 28, 2022 and February 28, 2021 were as follows (in thousands):

	2022	2021
Revolving Credit Facility	$77,000	$29,000
2020 Senior Notes	150,000	150,000
Total debt, gross	227,000	179,000
Unamortized debt issuance costs	(516)	(581)
Total debt, net	226,484	178,419
Less amount due within one year	—	—
Debt due after one year, net	$226,484	$178,419

2017 Revolving Credit Facility
On March 21, 2017, the Company executed the Amended and Restated Credit Agreement (the “2017 Credit Agreement”) with Bank of America and other lenders, which amended its previous credit agreement. The 2017 Credit Agreement was scheduled to mature on March 21, 2022, and included the following provisions: (i) provided for a senior revolving credit facility in a principal amount of up to $450.0 million, with an additional $150.0 million accordion, (ii) included a $75.0 million sublimit for the issuance of standby and commercial letters of credit, (iii) included a $30.0 million sublimit for swing line loans, (iv) restricted indebtedness incurred with respect to capital leases, synthetic lease obligations and purchase money obligations not to exceed $20.0 million, (v) restricted investments in any foreign subsidiaries not to exceed $50.0 million in the aggregate, and (vi) included various financial covenants and certain restricted payments relating to dividends and share repurchases as specifically set forth in the 2017 Credit Agreement.
Interest rates for borrowings under the 2017 Credit Agreement were based on either a Eurodollar Rate or a Base Rate plus a margin, ranging from 0.875% to 1.875% depending on our Leverage Ratio (as defined in the 2017 Credit Agreement). The Eurodollar Rate was defined as LIBOR for a term equivalent to the borrowing term (or other similar interbank rates if LIBOR is unavailable). The Base Rate was defined as the highest of the applicable Fed Funds rate plus 0.50%, the Prime rate, or the Eurodollar Rate plus 1.0% at the time of borrowing. The 2017 Credit Agreement also carried a Commitment Fee for the unfunded portion ranging from 0.175% to 0.30% per annum, depending on our Leverage Ratio. On July 8, 2021, the 2017 Credit Agreement was replaced with the 2021 Credit Agreement, which is described below.
2021 Credit Agreement
On July 8, 2021, the Company refinanced the 2017 Credit Agreement, which was scheduled to mature in March 2022, with a new five-year unsecured revolving credit facility under a credit agreement, by and among the Company, borrower, Citibank, N.A., as administrative agent and the other agents and lender parties thereto (the “2021 Credit Agreement”). The 2021 Credit Agreement matures in July 2026 and includes the following significant terms;

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
The effective interest rate for the 2021 Credit Agreement was 2.49% as of February 28, 2022.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The proceeds of the loans under the 2021 Credit Agreement are used primarily to finance working capital needs, capital improvements, dividends, future acquisitions and for general corporate purposes.
As of February 28, 2022, we had $77.0 million of outstanding debt against the 2021 Credit Agreement and letters of credit outstanding under the 2021 Credit Agreement in the amount of $9.7 million, resulting in approximately $313.3 million of additional credit available.
2020 Senior Notes
On October 9, 2020, the Company completed a private placement transaction and entered into a Note Purchase Agreement, whereby the Company agreed to borrow $150.0 million of senior unsecured notes (the “2020 Senior Notes”), consisting of two separate tranches:

•7-year borrowing: $70.0 million priced at 2.77% coupon; and
•12-year borrowing: $80.0 million priced at 3.17% coupon.

The $80.0 million tranche was funded on December 17, 2020. The $70.0 million tranche was funded in January 2021. The Company used the proceeds to repay the existing $125.0 million 5.42% Senior Notes that matured on January 20, 2021, as well as for general corporate purposes. Interest on the 2020 Senior Notes is paid semi-annually. In connection with the 2020 Senior Notes, the Company incurred debt issuance costs of approximately $0.6 million. These costs have been allocated between the two tranches and are being amortized over periods of seven and 12 years, and are included in “Debt due after one year, net” in the consolidated balance sheets.

The Company's debt agreements require the Company to maintain certain financial ratios. As of February 28, 2022, the Company was in compliance with all covenants or other requirements set forth in the debt agreements.
For each of the five years after February 28, 2022, required principal payments under the terms of the long-term debt, including the 2021 Credit Agreement, are as follows (dollars in thousands):

Fiscal Year:	Future Debt Maturities
2023	$—
2024	—
2025	—
2026	—
2027	77,000
Thereafter	150,000
Total	$227,000

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Income Taxes
The provision for income taxes for fiscal year 2022, 2021 and 2020 consisted of the following (in thousands):

	2022	2021	2020
Income before income taxes:
Domestic	$98,610	$46,766	$44,406
Foreign	7,735	4,231	20,484
Income before income taxes	$106,345	$50,997	$64,890
Current provision:
Federal	$15,644	$9,532	$12,563
Foreign	738	2,660	5,259
State and local	2,547	1,754	1,451
Total current provision for income taxes	$18,929	$13,946	$19,273
Deferred provision (benefit):
Federal	$4,407	$(2,165)	$(1,452)
Foreign	(1,540)	(2,294)	(21)
State and local	527	1,896	(1,144)
Total deferred provision for (benefit from) income taxes	$3,394	$(2,563)	$(2,617)
Total provision for income taxes	$22,323	$11,383	$16,656
A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows for the prior three fiscal years:

	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
Permanent differences	(0.5)	(0.1)	0.1
State income taxes, net of federal income tax benefit	1.9	5.4	—
Valuation allowance	(0.5)	(0.4)	—
Stock compensation	0.1	1.1	—
Tax credits	(1.4)	(3.4)	2.0
Foreign tax rate differential	0.5	0.1	1.4
Uncertain tax positions	(1.1)	(1.0)	1.4
Audit settlement	0.7	1.9	—
Other	0.4	(2.3)	(0.2)
Effective income tax rate	21.0%	22.3%	25.7%

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability are as follows for fiscal year 2022 and 2021 (in thousands):

	2022		2021
Deferred income tax assets:
Employee related items	$3,750		$3,282
Inventories	6,536		5,729
Accrued warranty	459		429
Accounts receivable			2,347
Lease liabilities	8,200		8,962
Other deferred income tax assets	92		239
Net operating loss and other credit carry-forwards	10,418		6,649
	$29,455		$27,637
Less: valuation allowance	(142)		(689)
Total deferred income tax assets	29,313		26,948
Deferred income tax liabilities:
Depreciation methods and property basis differences	$(20,688)		$(18,982)
Right-of-use lease assets	(7,809)		(8,623)
Accounts receivable	(619)		—
Other assets and tax-deductible goodwill	(42,678)		(34,740)
Total deferred income tax liabilities	(71,794)	-71794000	(62,345)
Net deferred income tax liabilities	$(42,481)		$(35,397)
As of February 28, 2022, the Company had pretax state NOL carry-forwards of $70.1 million which, if unused, will begin to expire in 2023 and pretax foreign NOL carry-forwards of $14.0 million, which, if unused, will begin to expire in 2026.
As of fiscal year end 2022 and 2021, a portion of the Company's deferred tax assets were the result of state and foreign jurisdiction NOL carry-forwards and state credit carry-forwards. The Company believes that it is more likely than not that the benefit from certain foreign NOL carry-forwards and state credit carry-forwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $0.1 million and $0.7 million as of fiscal year end 2022 and 2021, respectively.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending balance of total unrecognized tax benefits, which is included in "Other long-term liabilities" in the consolidated balance sheets for the years ended February 28, 2022 and 2021 is as follows (in thousands):

	2022	2021
Balance at beginning of period	$3,350	$2,531
Increase for tax positions related to current periods:	—	—
Gross increases	513	5,617
Gross decreases	(260)	—
Increase for tax positions related to prior periods:
Gross increases	997	—
Gross decreases	(356)	(1,263)
Decreases related to settlements with taxing authorities	(691)	(642)
Lapse of statute of limitations	(1,259)	(2,893)
Balance at end of period	$2,294	$3,350

Current year increases to our Uncertain Tax Positions (“UTPs”) primarily relate to matters related to research and development credits and stock compensation. Current year decreases primarily relate to the lapse of the statute of limitations in certain jurisdictions and settlements with certain taxing authorities.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Penalties and interest credited for fiscal 2022 and 2021 were $(0.2) million and $(0.4) million, respectively.

The Company has prior year tax returns currently being examined in one state and does not have any other returns currently being examined by taxing authorities. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of any tax audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future.

The Company has operations and taxable presence in multiple jurisdictions in the U.S. and outside of the U.S. in Canada, the Netherlands, China, Poland, Brazil, India and Singapore. The tax positions of the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions around the world. The Company currently considers U.S. federal and state and Canada, to be significant tax jurisdictions. The Company’s U.S. federal and state tax returns since February 28, 2019 remain open to examination. With some exceptions, tax years prior to fiscal 2019 in jurisdictions outside of U.S. are closed. The statute of limitations for fiscal year end 2019 will expire in December 2022. The Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits related to various federal, foreign and state positions of $0.6 million may be resolved in the next 12 months.

Prior to enactment of H.R. 1, formerly known as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), the Company asserted that all unremitted earnings of its foreign subsidiaries were considered indefinitely reinvested. As a result of the Tax Act, the Company reported and paid U.S. tax on the majority of its previously unremitted foreign earnings. As of February 28, 2022, the Company continues to be indefinitely reinvested with respect to investments in its foreign subsidiaries. Additionally, the Company has not recorded deferred tax liabilities associated with the remaining unremitted earnings that are considered indefinitely reinvested. It is impracticable for the Company to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings, due to the complexities associated with the hypothetical calculation.

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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Authorization will be made through open market and/or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when the Company might otherwise be precluded from doing so.
The following table outlines the Company's share repurchases under the 2020 Authorization during fiscal 2022 and 2021 (in thousands, except per share data):

	Purchased under 2020 Authorization	Purchased under 2012 Authorization	Total Shares Repurchased
Year Ended February 28, 2022
Number of shares repurchased	602	—	602
Total amount of shares repurchased	$30,815	$—	$30,815
Average price per share	$51.20	$—	$51.20

Year Ended February 28, 2021
Number of shares repurchased	331	883	1,214
Total amount of shares repurchased	$15,998	$32,313	$48,311
Average price per share	$48.36	$36.60	$39.80
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
The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2022, 2021 and 2020 (in thousands, except per share data):

	2022	2021	2020
Numerator:
Net income for basic and diluted earnings per common share	$84,022	$39,614	$48,234
Denominator:
Total weighted average basic shares	24,855	25,897	26,191
Effect of dilutive securities:
Shares applicable to stock-based compensation	222	148	90
Total weighted average diluted shares	25,077	26,045	26,281
Earnings per share:
Basic earnings per share	$3.38	$1.53	$1.84
Diluted earnings per share	$3.35	$1.52	$1.84
For fiscal 2022, 2021 and 2020, approximately 0.1 million, 0.2 million and 0.1 million employee equity awards were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.
10. Employee Benefit Plans
401(k) Retirement Plan
The Company has a 401(k) retirement plan covering substantially all of its employees. Company contributions to the 401(k) retirement plan were $5.0 million, $4.8 million, and $5.4 million for fiscal 2022, 2021, and 2020, respectively.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table outlines the Company's participation in multiemployer pension plans considered to be individually significant (dollar amounts in thousands):

	EIN/Pension Plan Number	Pension Protection Act Reported Status (1)		FIP/RP Status (2)	Company Contributions (3)			Surcharge Imposed (4)	Expiration Date of Collective Bargaining Agreements
					Fiscal Year
Pension Fund		2022	2021		2022	2021	2020
Boilermaker-Blacksmith National Pension Trust	EIN:48-6168020 Plan: 001	Endangered	Endangered	Implemented	$3,827	$3,340	$5,337	Yes	Various through 12/31/2021
Contributions to other multiemployer pension plans					130	97	366
Total contributions					$3,957	$3,437	$5,703
(1) The most recent Pension Protection Act reported status available for fiscal 2022 and 2021 is for the plan’s year-end as of December 31, 2021 and 2020, respectively. The zone status is based on information that the Company received from the plan trustee and is certified by the plan’s actuary. A plan is generally classified in critical status if a funding deficiency is projected within four years or five years, depending on other criteria. A plan in critical status is classified in critical and declining status if it is projected to become insolvent in the next 15 or 20 years, depending on other criteria. A plan is classified in endangered status if its funded percentage is less than 80% or a funding deficiency is projected within seven years. If the plan satisfies both of these triggers, it is classified in seriously endangered status. A plan not classified in any other status is classified in the green zone. As of the date the financial statements were issued, Form 5500, which is filed by employee benefit plans to satisfy annual reporting requirements under the Employee Retirement Income Security Act and under the Internal Revenue Code, was not available for the plan year ended in 2021.
(2) The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented.
(3) For the multiemployer pension plan considered to be individually significant, the Company was not listed in the Form 5500 as providing more than 5% of the total contributions for plan years ended December 31, 2020 and 2019, which are the most recent reports available.
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
The 2014 Plan provides for broad-based equity grants to employees, including executive officers, and members of the board of directors and permits the granting of restricted shares, restricted stock units, performance awards, stock appreciation rights and other stock-based awards. The maximum number of shares that may be issued under the 2014 Plan is 1.5 million shares and, as of February 28, 2022, the Company had approximately 0.7 million shares reserved for future issuance under this

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
plan. The 2005 Plan permitted the granting of stock appreciation rights and other equity-based awards to certain employees. This plan was terminated upon the effective date of the 2014 Plan and no future grants may be made under the 2005 Plan. There were stock appreciation rights granted under the 2005 Plan prior to its termination. All outstanding stock appreciation rights were exercised during fiscal year 2022.
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
A summary of the Company's RSU award activity (including DERs) for fiscal years 2022, 2021, and 2020 is as follows:

	2022		2021		2020
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	226,446	$35.66	194,946	$44.34	146,532	$48.93
Granted	77,787	51.23	131,120	28.78	140,070	43.86
Vested	(84,060)	35.78	(70,913)	45.67	(84,595)	54.63
Forfeited	(6,075)	39.02	(28,707)	36.59	(7,061)	45.30
Outstanding at end of year	214,098	$41.24	226,446	$35.66	194,946	$44.34
Vested and expected to vest at end of year	214,098	$41.24	224,807	$35.56	193,718	$44.34
The total fair value of RSU awards vested during fiscal years 2022, 2021, and 2020 was $4.6 million, $2.3 million and $3.8 million, respectively.
Performance Share Unit Awards
The Company grants performance share unit ("PSU") awards to certain employees, which also include DERs as described above. These PSU awards have a three-year performance cycle and will vest and become issuable, if at all, on the third anniversary from the award date. The PSU awards granted in fiscal 2020 are subject to the Company’s degree of achievement of a target annual average adjusted return on assets during these three-year periods and, in certain circumstances, vesting is based on the relative performance of a predetermined group of peer companies. In addition, these PSU awards may have vesting conditions or certain vesting multipliers, which are based on the Company’s total shareholder return during such three-year periods in comparison to a defined specific industry peer group. The PSU awards granted in fiscal 2021 and 2022 are based on the Company's total shareholder return during the three-year period, in comparison to a defined specific industry peer group and include certain vesting multipliers. The Company estimates the fair value of PSU awards with performance and service conditions using the value of the Company's common stock on the date of grant. The Company estimates the fair value of PSU awards with market conditions using a Monte Carlo simulation model on the date of grant.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the Company’s PSU award activity (including DERs) for fiscal years 2022, 2021, and 2020 is as follows:

	2022		2021		2020
	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at the beginning of year	143,584	$39.96	109,936	$47.75	83,125	$49.74
Granted	55,114	63.39	69,955	33.22	49,000	46.19
Vested	(44,243)	54.00	—	—	—	—
Forfeited	—	—	(36,307)	50.57	(22,189)	55.08
Outstanding at the end of year	154,455	$44.05	143,584	$39.96	109,936	$47.75
The PSU awards in the table above are presented at the face value of the respective grants. However, the number of PSU awards that may ultimately vest can vary in a range 0% to 200% of the face amount of such awards, depending on the outcome of the performance or market vesting conditions, as applicable.
Stock Appreciation Rights
Stock appreciation rights ("SARs") are granted with an exercise price equal to the market value of the Company's common stock on the date of grant. These awards generally have a contractual term of seven years and vested ratably over a period of three years, although some vested immediately on issuance. These awards were valued using the Black-Scholes option pricing model. The Company did not grant any SARs in fiscal year 2022, 2021 or 2020. As of February 28, 2022, there were no SARs outstanding.

A summary of the Company’s SAR activity for fiscal years 2022, 2021 and 2020 is as follows:

	2022		2021		2020
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding at beginning of year	5,435	$45.25	94,826	$44.58	98,184	$44.46
Granted	—	—	—	—	—	—
Exercised	(5,435)	45.25	(45,902)	44.00	(2,965)	44.58
Forfeited	—	—	(43,489)	45.10	(393)	43.92
Outstanding at end of year	—	$—	5,435	$45.25	94,826	$44.58
Exercisable at the end of year	—	$—	5,435	$45.25	94,826	$44.58

 Directors Grants
The Company granted each of its independent directors a total of 1,976, 3,174 and 2,124 shares of its common stock during fiscal years 2022, 2021 and 2020, respectively. These common stock grants were valued at $53.13, $33.08 and $47.08 per share for fiscal years 2022, 2021 and 2020, respectively, which was the market price of the Company's common stock on the respective grant dates.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee Stock Purchase Plan
The Company has an employee stock purchase plan ("ESPP"), which is open to all employees. The ESPP allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "Offering Period"). On the first day of an Offering Period (the “Enrollment Date”) the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the Enrollment Date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year, and the participant may not purchase more than 5,000 shares during any Offering Period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the Offering Period. An aggregate of 1.5 million shares of common stock are authorized for issuance under the ESPP. Of this amount, 1.2 million shares were available for issuance as of February 28, 2022. The Company issues new shares upon purchase through the ESPP.
Share-based Compensation Expense
The following table shows share-based compensation expense and the related income tax benefit included in the consolidated statements of income for fiscal years 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Compensation expense	$9,449	$7,330	$6,290
Income tax benefits	$1,984	$1,539	$1,321
Unrecognized compensation cost related to unvested stock awards at February 28, 2022 was $8.6 million, which is expected to be recognized over a weighted average period of 1.44 years.
The actual tax benefit/(expense) realized from share-based compensation during fiscal years 2022, 2021 and 2020 was $(0.4) million, $(0.4) million and $(0.1) million, respectively.
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
A summary of each of the Company's reportable segments is as follows:
Metal Coatings — provides hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries through facilities located throughout the United States and Canada. Hot-dip galvanizing is a metallurgical process in which molten zinc reacts to steel. The zinc alloying provides corrosion protection and extends the life-cycle of fabricated steel for several decades.
Infrastructure Solutions — provides specialized products and services designed to support primarily industrial and electrical applications. The product offerings include custom switchgear, electrical enclosures, medium and high voltage bus ducts, explosion proof and hazardous duty lighting and tubular products. The Infrastructure Solutions segment also focuses on life-cycle extension for the power generation, refining and industrial infrastructure, through providing automated weld overlay solutions for corrosion and erosion mitigation.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables show information by reportable segment for fiscal years 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Sales:
Metal Coatings	$519,000	$457,791	$498,989
Infrastructure Solutions	383,664	381,126	562,828
Total sales	$902,664	$838,917	$1,061,817

Operating income (loss):
Metal Coatings	$127,335	$95,946	$107,926
Infrastructure Solutions(1)	35,543	6,487	32,845
Corporate	(49,538)	(40,819)	(42,796)
Loss on disposal of business	—	—	(18,632)
Total operating income	$113,340	$61,614	$79,343

(1) Operating income for the Infrastructure Solutions segment for fiscal 2020 includes impairment charges of $9.2 million, of which $7.2 million are included in Selling, general and administrative expense, and $2.0 million are included in Cost of sales. See Notes 1 and 3 for more information.

	2022	2021	2020
Depreciation and amortization:
Metal Coatings	$30,000	$29,930	$30,042
Infrastructure Solutions	13,037	12,978	18,414
Corporate	1,628	1,695	1,738
Total	$44,665	$44,603	$50,194

	2022	2021	2020
Expenditures for acquisitions, net of cash, and property, plant and equipment:
Metal Coatings	$82,737	$29,305	$81,340
Infrastructure Solutions	4,814	9,619	9,158
Corporate	2,073	2,574	2,725
Total	$89,624	$41,498	$93,223
Asset information by segment was as follows as of February 28, 2022 and February 28, 2021 (in thousands):

	2022	2021
Assets:
Metal Coatings	$575,088	$480,778
Infrastructure Solutions	525,086	492,771
Corporate	32,854	25,678
Total assets	$1,133,028	$999,227
Financial Information About Geographical Areas
Financial information about geographical areas for the periods presented was as follows for fiscal years 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Sales:
United States	$789,047	$711,696	$850,656
International	113,617	127,221	211,161
Total	$902,664	$838,917	$1,061,817

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2022	2021
Property, plant and equipment, net:
United States	$194,539	$181,898
Canada	26,264	15,007
Other countries	10,045	10,184
Total	$230,848	$207,089
13. Restructuring and Impairment Charges
Fiscal 2022
During fiscal 2022, the Company continued to execute it's plan to divest certain non-core business, which was approved by the board of directors in fiscal 2021. During the fourth quarter of fiscal 2022, the Company had a change to the plan of sale for one of its businesses in the Infrastructure Solutions segment. The Company recognized $3.9 million of impairment charges related to this business during fiscal 2021, which are included in in "Restructuring and impairment charges" in the consolidated statements of income. During fiscal 2022, the Company reclassified the business from assets held for sale to assets held and used. When there is a change to a plan of sale and the assets are reclassified from held for sale to held and used, the long-lived assets are reported at the lower of (i) the carrying amount before held for sale designation, adjusted for depreciation that would have been recognized if the assets had not been classified as held for sale, or (ii) the fair value at the date the assets no longer satisfy the criteria for classification as held for sale. Following an analysis of the long-lived assets for the business, the Company reversed a portion of the previously recognized impairment charges, and recognized income of $1.8 million in fiscal 2022 as a result of the change to the plan of sale, which is included in "Restructuring and Impairment charges" in the consolidated statements of operations. In addition, $1.7 million of the impairment charges recognized in fiscal 2021 was allocated to goodwill, reducing the goodwill allocated to this business to zero.
The remaining assets and liabilities related to the business reclassified to assets held and used have been reclassified to the appropriate asset and liability accounts in the consolidated balance sheet. The following table shows the assets and liabilities related to this business as reported, adjustments to reclassify the asset to assets held and used, and the adjusted amounts, as of February 28, 2021:

	As of February 28, 2021
	As Reported	Adjustments	As Adjusted
Assets
Accounts receivable	$128,127	$638	$128,765
Inventories	92,912	907	93,819
Contract assets	58,056	3,314	61,370
Other current assets	5,876	153	6,029
Assets held for sale	3,684	(3,449)	235
Property, plant and equipment	205,909	1,180	207,089
Intangibles and other assets, net	91,390	42	91,432
Total	$585,954	$2,785	$588,739

Liabilities
Accounts payable	$41,034	$508	$41,542
Other accrued liabilities	27,136	509	27,645
Contract liabilities	16,138	1,735	17,873
Lease liability, short-term	6,588	31	6,619
Lease liability, long-term	32,629	2	32,631
Total	$123,525	$2,785	$126,310

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Fiscal 2020
In February 2020, the Company completed the sale of its nuclear logistics business reported within its Infrastructure Solutions segment. The Company received net cash proceeds of $23.6 million and recognized a loss on disposal of $18.6 million, which is included in restructuring and impairment charges in the consolidated statements of income. The strategic decision to divest of the business reflects the Company's longer-term strategy to focus on core businesses, markets and on its Metal Coatings segment. The historical annual sales, operating profit and net assets of the nuclear logistics business were not significant enough to qualify the sale as a discontinued operation. Goodwill was allocated to the disposal group on a relative fair value basis. The determination of the amount of goodwill to allocate to the disposal group required significant management judgment regarding future cash flows, discount rates and other market relevant data.
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
As of February 28, 2022 and February 28, 2021, the Company had no restructuring liabilities outstanding.
Assets Held for Sale

The strategic decision to divest both the Galvabar and SMS businesses reflects the Company's long-term strategy to focus on growth within its core businesses. The historical annual sales, operating profit and net assets of these two businesses were not significant enough to qualify as discontinued operations.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2022, one non-operating location in the Metal Coatings segment is classified as held for sale. The assets of the business include property, plant and equipment of $0.2 million, are expected to be disposed of within the next twelve months and are included in "Assets held for sale" in the accompanying consolidated balance sheets.

14. Acquisitions
Fiscal 2022
On February 28, 2022, the Company entered into an agreement to acquire all the outstanding shares of DAAM Galvanizing Co. Ltd. ("DAAM"), a privately held hot-dip galvanizing company based in Edmonton, Alberta Canada, for approximately $36.2 million. DAAM currently operates two galvanizing facilities in Canada; one located in Edmonton, Alberta and a second in Saskatoon, Saskatchewan, as well as a service depot in Calgary, Alberta. The addition of DAAM expanded the Company's geographical coverage in the Northwest and enhanced the scope of metal coatings solutions in Canada. The business is included in the Company's Metal Coatings segment. The goodwill arising from this acquisition was allocated to the Metal Coatings segment and a portion of the goodwill amount is expected to be deductible for income tax purposes.
Since the DAAM acquisition was completed on February 28, 2022, the purchase price allocation has not been finalized. As such, the fair values of the assets acquired and liabilities assumed are preliminary and are subject to change. The following table represents the preliminary summary of the assets acquired and liabilities assumed, in aggregate, related to the DAAM acquisition, as of the date of the acquisition (in thousands):

Assets
Accounts receivable	$2,576
Inventories	2,308
Property, plant and equipment	14,436
Goodwill	24,498
Liabilities
Accounts payable and other accrued liabilities	(4,003)
Deferred tax liabilities	(3,596)
Total purchase price	$36,219
In January 2022, the Company completed the acquisition of all the assets of Steel Creek Galvanizing Company, LLC ("Steel Creek"), a privately held hot-dip galvanizing company based in Blacksburg, South Carolina, for approximately $25.0 million. The acquisition expanded the Company's geographical reach in metal coatings solutions and extends its ability to support customers in the Southeast region of the United States. The business is included in the Company's Metal Coatings segment. The goodwill arising from this acquisition was allocated to the Metal Coatings segment and is expected to be deductible for income tax purposes.
The allocation of the purchase price of Steel Creek has not been completed, and the assets acquired and liabilities assumed are preliminary and subject to change. The following table summarizes the fair values of the preliminary allocation of assets acquired and liabilities assumed, in aggregate, related to the Steel Creek acquisition, as of the date of the acquisition (in thousands):

Assets
Accounts receivable	$598
Inventories	3,593
Property, plant and equipment	15,796
Intangibles	872
Goodwill	7,732
Liabilities
Accounts payable and other accrued liabilities	(765)
Contingent consideration	(2,826)
Total purchase price	$25,000

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition to the initial cash payment upon closing, contingent consideration of up to $2.8 million is payable based on the achievement of specified operating results over the three-year period following completion of the acquisition.
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
Fiscal 2020
In April 2019, the Company completed the acquisition of all the outstanding shares of K2 Partners, Inc. ("K2") and Tennessee Galvanizing, Inc. ("Tennessee Galvanizing"), two privately held companies. K2 provides powder coating and electroplating solutions to customers in the Midwest and Southeast from locations in Texas and Florida. Tennessee Galvanizing provides galvanizing solutions to customers throughout the United States. These acquisitions expanded the Company's geographical reach in metal coating solutions and broadened its offerings in strategic markets. The businesses are included in the Company's Metal Coatings segment. The goodwill arising from these acquisitions was allocated to the Metal Coatings segment and is not deductible for income tax purposes.
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
In addition to the initial cash payment upon closing for the K2 acquisition, contingent consideration of up to $2.0 million is payable based on the achievement of specified operating results over the three-year period following completion of the acquisition. The contingent consideration is expected to be paid in early fiscal 2023.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and the companies included as part of the fiscal 2020 acquisitions, as though the companies were combined as of the beginning of the Company’s fiscal 2020.  The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisitions occurred as of the beginning of fiscal 2020 or of future consolidated operating results.
The unaudited pro forma financial information was as follows (in thousands):

2020
Revenues	$1,072,633
Net income	49,702
Pro forma results presented above reflect: (i) incremental depreciation relating to fair value adjustments to property, plant, and equipment and (ii) amortization adjustments relating to fair value estimates of intangible assets. Pro forma adjustments described above have been tax affected using the Company's effective rate during the respective periods.
Supplemental Disclosures
During fiscal 2022, 2021 and 2020, the Company paid approximately $61.2 million, $4.4 million and $60.6 million, respectively, for these acquisitions, net of cash acquired. The Company expensed acquisition related costs of approximately $2.0 million and $0.8 million, during fiscal 2022 and 2020, respectively. During fiscal 2021, the Company did not expense any acquisition costs.
The goodwill resulting from these acquisitions during fiscal 2022, 2021 and 2020 consists largely of the Company’s expected future product and services sales and synergies from combining the products and services and technology with the Company’s existing product and services portfolio.
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
Commodity pricing
As of February 28, 2022, the Company had non-cancelable forward contracts to purchase approximately $74.0 million of zinc at various volumes and prices. All such contracts expire in fiscal 2023. The Company had no other contracted commitments for any other commodities including steel, aluminum, natural gas, copper, zinc, nickel based alloys, except for those entered into under the normal course of business.
Other
As of February 28, 2022, the Company had total outstanding letters of credit in the amount of $22.0 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods. In addition, as of February 28, 2022, a warranty reserve in the amount of $3.7 million was established to offset any future warranty claims.

16. Subsequent Events
On March 7, 2022, the Company and Sequa Corporation ("Sequa"), a portfolio company of global investment firm Carlyle, jointly announced an agreement whereby the Company will acquire Sequa's Precoat Metals business division ("Precoat") for a net purchase price of approximately $1.3 billion. Precoat, headquartered in St. Louis, Missouri, is North America's largest independent provider of metal coil coating solutions. The transaction, which is subject to certain closing conditions, is expected to close during the first quarter of the Company's fiscal year 2023.

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
Management’s Report on Internal Controls Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management, with the participation of its principal executive officer and principal financial officer assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management concluded that the Company maintained effective internal control over financial reporting as of February 28, 2022.
Other
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.
The Company’s independent registered public accounting firm, Grant Thornton, LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included in Item 8 of this Form 10-K.
Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended February 28, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with regard to executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
Information regarding directors of AZZ required by this Item is incorporated by reference to the section entitled “Election of Directors” set forth in the Proxy Statement for our 2022 Annual Meeting of Shareholders.
The information regarding compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement for our 2022 Annual Meeting of Shareholders.
Information regarding our audit committee financial experts and code of ethics and business conduct required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Proxy Statement for our 2022 Annual Meeting of Shareholders.
No director or nominee for director has any family relationship with any other director or nominee or with any executive officer of our company.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Fees Paid to Directors” set forth in our Proxy Statement for our 2022 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management” set forth in the Proxy Statement for our 2022 Annual Meeting of Shareholders.
Equity Compensation Plan
The following table provides a summary of information as of February 28, 2022, relating to our equity compensation plans in which our common stock is authorized for issuance.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders(1)	368,553	'(2)	$—	1,945,079	'(3)
__________________________________
(1)Consists of the Amended and Restated 2005 Long-Term Incentive Plan ("2005 Plan"), the 2014 Long-Term Incentive Plan ("2014 Plan") and the 2018 Employee Stock Purchase Plan ("2018 ESPP"). See Note 11 in Part II. Item 8 of this Annual Report on Form 10-K for further information.
(2)Consists of outstanding awards, including 214,098 RSUs and 150,111 PSUs.
(3)Consists of (i) 725,571 shares remaining available for future issuance under the 2014 Plan; and (ii) 1,219,508 shares remaining available for issuance under the 2018 ESPP.
Description of Other Plans for the Grant of Equity Compensation
Long Term Incentive Plans
The description of the 2005 Plan, 2014 Plan and 2018 ESPP provided in Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K are incorporated by reference under this Item.

Item 13. Certain Relationships and Related transactions, and Director Independence
The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” set forth in the Proxy Statement for our 2022 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
Information required by this Item is incorporated by reference to the sections entitled “Other Business – Independent Auditor Fees” and “Other Business – Pre-approval of Non-audit Fees” set forth in our Proxy Statement for our 2022 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

1.Consolidated Financial Statements

2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Formation of AZZ Inc.	8-K	3.1	7/14/15
3.2		Amended and Restated Bylaws of AZZ Inc.	10-K	3.2	10/12/21
4.1		Form of Stock Certificate	10-Q	4.1	10/13/00
10.1		Credit Agreement by and between AZZ Inc. as borrower, Citibank, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lender's party hereto	10-Q	10.3	7/9/21
10.2		Note Purchase Agreement, dated as of January 20, 2011, by and among AZZ incorporated and the purchasers identified therein	8-K	10.1	1/21/11
10.3		Note Purchase Agreement, by and among AZZ Inc. and the purchasers identified therein	10-Q	10.6	10/13/20
10.4	*	AZZ Inc. 2014 Long-Term Incentive Plan	DEF 14A	Appendix A	5/29/14
10.5	*	First Amendment to AZZ Inc. 2014 Long Term Incentive Plan	8-K	10.2	1/21/16
10.6	*	Amended Form of Restricted Share Unit Award Agreement	8-K	10.4	1/21/16
10.7	*	Amended Form of Performance Award Agreement	8-K	10.6	1/21/16
10.8	*	AZZ Inc. Senior Management Bonus Plan	DEF 14A	Appendix B	5/28/15
10.9	*	First Amendment to Senior Management Bonus Plan	8-K	10.3	1/21/16
10.10	*	AZZ Inc. 2018 Employee Stock Purchase Plan	DEF 14A	Appendix A	5/25/18

Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date
10.11	*	Second Amended and Restated Employment Agreement between AZZ Inc. and Mr. Tom Ferguson, dated as of October 3, 2019	8-K	10.1	10/7/19
10.12	*	Change in Control Agreement by and between AZZ incorporated and Thomas Ferguson, dated as of November 4, 2013	8-K	10.2	11/7/13
10.13	*	Employment Agreement by and between AZZ Inc. and Philip Schlom	8-K	10.1	11/4/20
10.14	*	Change in Control Agreement by and between AZZ Inc. and Philip Schlom	8-K	10.2	11/4/20
10.15	*	AZZ Inc. Compensation Recovery Policy	8-K	10.1	1/21/16
10.16	*	AZZ Inc. Executive Officer Severance Plan	10-Q	10.7	10/12/21
14.1		Code of Conduct. AZZ Inc. Code of Conduct may be accessed via the Company’s Website at www.azz.com.
21.1	+	Subsidiaries of the Registrant
23.1	+	Consent of Grant Thornton LLP
31.1	+	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	+	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Extension Schema Document
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document
104		XBRL Taxonomy Extension Presentation Linkbase Document
* Indicates management contract, compensatory plan or arrangement
+ Indicates filed herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc.
(Registrant)

April 22, 2022	By: /s/ Thomas E. Ferguson
Thomas E. Ferguson, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

April 22, 2022	/s/ Daniel R. Feehan
Daniel R. Feehan Chairman of the Board of Directors

April 22, 2022	/s/ Thomas E. Ferguson
Thomas E. Ferguson President, Chief Executive Officer and Director (Principal Executive Officer)

April 22, 2022	/s/ Philip A. Schlom
Philip A Schlom Senior Vice President and Chief Financial Officer (Principal Financial Officer)

April 22, 2022	/s/ Daniel E. Berce
Daniel E. Berce Director

April 22, 2022	/s/ Paul Eisman
Paul Eisman Director

April 22, 2022	/s/ Venita McCellon-Allen
Venita McCellon-Allen Director

April 22, 2022	/s/ Ed McGough
Ed McGough Director

April 22, 2022	/s/ Steven R. Purvis
Steven R. Purvis Director

April 22, 2022	/s/ Carol R. Jackson
Carol R. Jackson Director

April 22, 2022	/s/ Clive A. Grannum
Clive A. Grannum Director