Form 10-Q
period 2022-05-31
AZZ INC
filed 2022-07-11
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of June 30, 2022 the registrant had outstanding 24,788,614 shares of common stock; $1.00 par value per share.

AZZ INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	May 31, 2022	February 28, 2022
Assets
Current assets:
Cash and cash equivalents	$100,998	$15,082
Accounts receivable (net of allowance for credit losses of $4,886 as of May 31, 2022 and $5,207 as of February 28, 2022)	255,749	167,016
Inventories:
Raw material	176,734	117,603
Work-in-process	9,032	7,285
Finished goods	3,649	1,212
Contract assets	155,863	74,629
Prepaid expenses and other	18,136	3,471
Assets held for sale	235	235
Total current assets	720,396	386,533
Property, plant and equipment, net	491,722	230,848
Right-of-use assets	51,909	43,286
Goodwill	918,877	385,613
Deferred tax assets	5,217	5,191
Intangibles and other assets, net	594,171	81,557
Total assets	$2,782,292	$1,133,028
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$185,645	$43,987
Income tax payable	1,661	3,564
Accrued salaries and wages	27,261	28,424
Other accrued liabilities	57,477	24,092
Customer deposits	712	681
Contract liabilities	39,682	42,465
Lease liability, short-term	8,975	7,318
Debt due within one year	13,000	—
Total current liabilities	334,413	150,531
Debt due after one year, net	1,594,777	226,484
Lease liability, long-term	42,603	35,610
Deferred income taxes	48,137	47,672
Other long-term liabilities	74,803	5,366
Total liabilities	2,094,733	465,663
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par, shares authorized 100,000; 24,788 shares issued and outstanding at May 31, 2022 and 24,688 shares issued and outstanding at February 28, 2022	24,788	24,688
Capital in excess of par value	85,432	85,847
Retained earnings	604,039	584,154
Accumulated other comprehensive loss	(26,700)	(27,324)
Total shareholders’ equity	687,559	667,365
Total liabilities and shareholders' equity	$2,782,292	$1,133,028
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended May 31,
	2022	2021

Sales	$314,398	$229,826
Cost of sales	229,942	171,899
Gross margin	84,456	57,927

Selling, general and administrative	44,546	27,215
Operating income	39,910	30,712

Interest expense	7,473	1,697
Other expense (income), net	798	(969)
Income before income taxes	31,639	29,984
Income tax expense	7,562	7,647
Net income	$24,077	$22,337
Earnings per common share
Basic earnings per share	$0.97	$0.89
Diluted earnings per share	$0.96	$0.88

Cash dividends declared per common share	$0.17	$0.17

The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended May 31,
	2022	2021
Net income	$24,077	$22,337
Other comprehensive income:
Unrealized translation gain	624	2,581
Other comprehensive income	624	2,581
Comprehensive income	$24,701	$24,918

The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended May 31,
	2022	2021
Cash flows from operating activities
Net income	$24,077	$22,337
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt recoveries	(265)	(218)
Amortization and depreciation	15,119	11,084
Deferred income taxes	(2,722)	(892)
Net (gain) loss on sale of property, plant and equipment	(29)	(15)
Amortization of deferred borrowing costs	1,541	139
Share-based compensation expense	1,998	1,811
Effects of changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(10,625)	(7,966)
Inventories	(19,054)	(8,254)
Prepaid expenses and other	(12,452)	(5,419)
Other assets	300	(778)
Net change in contract assets and liabilities	(12,689)	(9,839)
Accounts payable	41,579	6,321
Other accrued liabilities and income taxes payable	(3,464)	2,749
Net cash provided by operating activities	23,314	11,060
Cash flows from investing activities
Proceeds from sale of property, plant and equipment	33	23
Purchase of property, plant and equipment	(7,809)	(7,489)
Acquisition of subsidiaries, net of cash acquired	(1,298,513)	—
Net cash used in investing activities	(1,306,289)	(7,466)
Cash flows from financing activities
Payments for taxes related to net share settlement of equity awards	(2,313)	(2,101)
Proceeds from revolving loan	39,000	35,000
Payments on revolving loan	(116,000)	(28,000)
Proceeds from long term debt	1,540,000	—
Payments of debt financing costs	(87,555)	—
Repurchase and retirement of treasury stock	—	(6,264)
Payments of dividends	(4,192)	(4,245)
Net cash provided by (used in) financing activities	1,368,940	(5,610)
Effect of exchange rate changes on cash	(49)	(418)
Net increase (decrease) in cash and cash equivalents	85,916	(2,434)
Cash and cash equivalents at beginning of period	15,082	14,837
Cash and cash equivalents at end of period	$100,998	$12,403
Supplemental disclosures
Cash paid for interest	$4,161	$394
Cash paid for income taxes	$4,034	$1,322
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended May 31, 2022
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance at February 28, 2022	24,688	$24,688	$85,847	$584,154	$(27,324)	$667,365
Share-based compensation	—	—	1,998	—	—	1,998
Common stock issued under stock-based plans and related income tax expense	100	100	(2,413)	—	—	(2,313)
Cash dividends paid	—	—	—	(4,192)	—	(4,192)
Net income	—	—	—	24,077	—	24,077
Foreign currency translation	—	—	—	—	624	624
Balance at May 31, 2022	24,788	$24,788	$85,432	$604,039	$(26,700)	$687,559

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended May 31, 2021
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance at February 28, 2021	25,108	$25,108	$75,979	$547,289	$(25,084)	$623,292
Share-based compensation	—	—	1,811	—	—	1,811
Common stock issued under stock-based plans and related income tax expense	89	89	(2,190)	—	—	(2,101)
Repurchase and retirement of treasury shares	(126)	(126)	—	(6,138)	—	(6,264)
Cash dividends paid	—	—	—	(4,245)	—	(4,245)
Net income	—	—	—	22,337	—	22,337
Foreign currency translation	—	—	—	(70)	2,651	2,581
Balance at May 31, 2021	25,071	$25,071	$75,600	$559,173	$(22,433)	$637,411

The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The Company and Basis of Presentation
AZZ Inc. (“AZZ”, the “Company”, "our" or “we”) was established in 1956 and incorporated under the laws of the state of Texas. The Company is a global provider of metal coating solutions, coil coating solutions, welding solutions, specialty electrical equipment and highly engineered services to the power generation, transmission, distribution, refining and industrial markets.
On May 13, 2022, the Company completed the acquisition of the Precoat Metals business division (“Precoat”) of Sequa Corporation (“Sequa”), a portfolio company of global investment firm Carlyle (the "Precoat Acquisition"). See Note 2 for further discussion about the Precoat Acquisition. As a result of the Precoat Acquisition, the Company had a change to its reportable segments, and added Precoat Metals as a new reportable segment. See Note 5.
The Company has three distinct operating segments: the Metal Coatings segment, the Precoat Metals segment and the Infrastructure Solutions segment. AZZ Metal Coatings provides hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries through 41 galvanizing plants and six surface technologies facilities located in the United States and Canada. AZZ Precoat Metals provides advanced applications of protective and decorative coatings and related value-added services for steel and aluminum coil primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation and other end markets. AZZ Precoat Metals operates through 13 facilities located in the United States. AZZ Infrastructure Solutions is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in markets worldwide.
Presentation
The accompanying condensed consolidated balance sheet as of February 28, 2022 was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2022, included in the Company’s Annual Report on Form 10-K covering such period.
The Company's fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ending February 28, 2022 is referred to as fiscal 2022.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of May 31, 2022, the results of its operations for the three months ended May 31, 2022 and 2021, and cash flows for the three months ended May 31, 2022 and 2021. The interim results reported herein are not necessarily indicative of results for a full year.
Coronavirus (COVID-19)
The continued uncertainty associated with COVID-19, and any of the ongoing variants, did not have a material adverse effect on the Company's results of operations for the three months ended May 31, 2022. While the Company continues to support its customers, there remains uncertainties regarding the duration and, to what extent, if any, that the COVID-19 pandemic, or newly identified variants, or additional regulatory requirements, will ultimately have on the demand for the Company's products and services or with its supply chain or its employees.

The impact of COVID-19 to the Company's personnel and operations has been limited. During the first quarter of fiscal 2023, the Company continued to see improvement in sales and operating income in both the Metal Coatings and Infrastructure Solutions operating segments. In addition, the Precoat Metals segment, which was acquired in the first quarter of fiscal 2023, was not materially impacted by COVID-19. However, labor market and supply chain challenges have increased during the current quarter, resulting in increased operating expenses as the constrained labor market and supply chain disruptions impacted the availability and cost of labor and materials. We cannot reasonably estimate the severity of this pandemic or the government's mandates regarding the same, or the extent to which the disruption may materially impact our consolidated balance sheets, statements of income or statements of cash flows for fiscal year 2023 or beyond.

Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. ("ASU") 2021-08, Business combinations (Topic 805): Accounting for Contract Assets and Contract liabilities from Contracts with Customers (ASU 2021-08"), which requires contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") at the acquisition date as if the acquirer had originated the contracts rather than adjust them to fair value. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2021-08 during the first quarter of fiscal 2023. The adoption of ASU 2021-08 did not have a material impact on the Company's financial condition, results of operations or cash flows as of May 31, 2022, including the acquisition of Precoat Metals during the first quarter of fiscal 2023.
In March 2020 and as clarified in January 2021, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. An entity may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date between March 12, 2020 and December 31, 2022. The Company continues to evaluate its contracts and transactions for the potential application of ASU 2020-04, but there has been no material impact to its financial condition, results of operations, or cash flows as of May 31, 2022.
2.    Acquisitions
Precoat Acquisition
On May 13, 2022, the Company completed the acquisition of the Precoat Metals business division (“Precoat”) of Sequa Corporation (“Sequa”), a portfolio company of global investment firm Carlyle, for a purchase price of approximately $1.3 billion (the "Precoat Acquisition"). Headquartered in St. Louis, Missouri, Precoat is the leading independent provider of metal coil coating solutions in North America. Precoat engages in the advanced application of protective and decorative coatings and related value-added services for steel and aluminum coil primarily serving the construction; appliance; heating, ventilation and air conditioning (HVAC); container; transportation and other end markets. The acquisition represents a continued transition of the Company from a diverse holding company to a focused provider of coating and galvanizing services for critical applications.
The Precoat Acquisition was funded primarily with proceeds from the Term Loan B. See Note 7 for a description of the Term Loan B. The Company incurred acquisition costs of $11.5 million for the three months ended May 31, 2022, which are included in Selling, general and administrative expense in the accompanying condensed consolidated statements of operations. Precoat Metals contributed revenue of $43.7 million and operating income of $6.6 million to the Company's condensed consolidated statements of operations from May 13, 2022, through May 31, 2022.
The Company accounted for the Precoat Acquisition as a business combination under the acquisition method of accounting. Goodwill from the acquisition of $534.6 million represents the excess purchase price over the estimated value of net tangible and intangible assets and liabilities assumed, and is expected to be deductible for income tax purposes. The Company's chief operating decision maker will assess performance and allocate resources to Precoat separately from the Metal Coatings and Infrastructure Solutions segments; therefore, Precoat will be accounted for as a separate segment, the Precoat Metals segment. See Note 5 for more information about the Company's segments. Goodwill from the acquisition was allocated to the Precoat Metals segment. Assets acquired and liabilities assumed in the Precoat Acquisition were recorded at their estimated fair values as of the acquisition date.
The Company has not finalized these estimates; therefore, the fair value estimates set forth below are subject to adjustment during the measurement period following the acquisition date. The final allocation of purchase consideration could include changes in the estimated fair value of working capital (including accounts receivable, inventories, contract assets, prepaid assets, account payable and accrued liabilities), right-of-use assets and lease liabilities, property, plant and equipment, intangible assets, deferred tax liabilities and other long-term liabilities. Adjustments in the purchase price allocation may require a change in the amount allocated to goodwill during the period in which the adjustments are determined.
When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. The Company has engaged third-party valuation experts to assist in the purchase price allocation, the recorded valuation of property and equipment, intangible assets, pension benefit obligation and certain other assets and liabilities. Preliminary estimates from third-party experts along with the analysis and expertise of management have formed the basis for the preliminary allocation. Detailed analysis and review of the condition, existence and utility of assets acquired, and assumptions inherent in the estimation of fair value of intangible assets and pension obligation is currently ongoing. Management believes that the current information provides a reasonable basis for estimating fair values of assets acquired and liabilities assumed. These estimates, judgments and assumptions are subject to change and should be treated as preliminary values as there could be significant changes upon final valuation. The Company expects to complete the final valuations within one year of the acquisition date.
The following table represents the preliminary summary of the assets acquired and liabilities assumed, in aggregate, related to the Precoat Acquisition, as of the date of the acquisition (in thousands):

May 13, 2022
Assets
Accounts receivable	$77,422
Inventories	44,309
Contract assets	70,731
Prepaid expenses and other	2,245
Property, plant and equipment	262,154
Right-of-use asset	10,954
Goodwill	534,599
Intangibles and other assets	513,546
Total fair value of assets acquired	$1,515,960
Liabilities
Accounts payable	$(99,223)
Accrued expenses	(31,891)
Other accrued liabilities	(3,741)
Customer deposits	(1,574)
Lease liability, short-term	(1,706)
Lease liability, long-term	(9,248)
Deferred tax liabilities	(3,100)
Other long-term liabilities	(66,247)
Total fair value of liabilities assumed	(216,730)
Total Purchase Price, net of cash acquired	$1,299,230
DAAM Acquisition
On February 28, 2022, the Company entered into an agreement to acquire all the outstanding shares of DAAM Galvanizing Co. Ltd. ("DAAM"), a privately held hot-dip galvanizing company based in Edmonton, Alberta Canada, for approximately $35.5 million. DAAM currently operates two galvanizing facilities in Canada; one located in Edmonton, Alberta and a second in Saskatoon, Saskatchewan, as well as a service depot in Calgary, Alberta. The addition of DAAM expanded the Company's geographical coverage in the Northwest and enhanced the scope of metal coatings solutions in Canada. The business is included in the Company's Metal Coatings segment. The goodwill arising from this acquisition was allocated to the Metal Coatings segment the Company estimates that approximately 50% of the goodwill amount is expected to be deductible for income tax purposes.
The Company has engaged third-party valuation experts to assist in the purchase price allocation, the recorded valuation of property and equipment, intangible assets and certain other assets and liabilities. Preliminary estimates from third-party experts along with the analysis and expertise of management have formed the basis for the preliminary allocation. As of May 31, 2022, the purchase price allocation for certain assets acquired has not been finalized, including property, plant and equipment and intangible assets. As such, the fair values of the assets acquired and liabilities assumed should be treated as preliminary values as there could be significant changes upon final valuation.

The following table represents the preliminary summary of the assets acquired and liabilities assumed, in aggregate, related to the DAAM acquisition, as of the date of the acquisition (in thousands):

February 28, 2022
Assets
Accounts receivable	$4,586
Inventories	3,119
Prepaid and other assets	23
Property, plant and equipment	14,436
Goodwill	24,369
Liabilities
Accounts payable and other accrued liabilities	(7,437)
Deferred tax liabilities	(3,596)
Total purchase price	$35,500
Unaudited Pro Forma Information

The following unaudited pro forma financial information for the three months ended May 31, 2022 and 2021 combines the historical results of the Company and the acquisitions of Precoat Metals and DAAM, assuming that the companies were combined as of March 1, 2021 and include business combination accounting effects from the Precoat Acquisition, including amortization charges from acquired intangible assets, depreciation expense on acquired property, plant and equipment, interest expense on the financing transactions used to fund the Precoat Acquisition, acquisition-related transaction costs and tax-related effects. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of Precoat Metals and DAAM had taken place on March 1, 2021 or of future operating performance.

	Three Months Ended May 31,
	2022	2021
Revenue	$507,418	$407,087
Net income	$25,774	$16,191
3.    Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if stock awards vested and were converted into common shares during the period.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended May 31,
	2022	2021
Numerator:
Net income	$24,077	$22,337
After-tax interest expense for Convertible Notes	547	—
Numerator for diluted earnings per share	$24,624	$22,337
Denominator:
Weighted average shares outstanding for basic earnings per share	24,709	25,051
Effect of dilutive securities:
Employee and director stock awards	161	219
Convertible Notes	805	—
Denominator for diluted earnings per share	25,675	25,270
Earnings per share basic and diluted:
Basic earnings per share	$0.97	$0.89
Diluted earnings per share	$0.96	$0.88

For the three months ended May 31, 2022 and 2021, 81,647 and 154,259 shares, respectively, were excluded from the calculation of diluted earnings per share because the effect would be antidilutive. These shares could be dilutive in future periods.

4.    Sales
Disaggregated Sales
The following table presents disaggregated sales by customer industry (in thousands):

	Three Months Ended May 31,
	2022	2021
Sales:
Industrial (General industry, Oil & Gas and Construction)	$207,502	$153,983
Transmission and distribution	72,312	43,667
Power generation	34,584	32,176
Total sales	$314,398	$229,826
See Note 5 for sales information by segment.
Contract Liabilities
The timing of sales recognition, billings and cash collections results in accounts receivable, contract assets (unbilled receivables), and contract liabilities (customer advances and deposits) on the consolidated balance sheets, primarily related to the Infrastructure Solutions and Precoat Metals segments. Amounts are billed as work progresses, in accordance with agreed upon contractual terms, either at periodic intervals (e.g., weekly or monthly) or upon the achievement of contractual milestones. Billing can occur subsequent to sales recognition, resulting in contract assets. In addition, the Company sometimes receives advances or deposits from customers, before sales are recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table shows the changes in contract liabilities for the three months ended May 31, 2022 and 2021, respectively (in thousands):

	2022	2021
Balance at February 28,	$42,465	$16,138
Contract liabilities added during the period	36,674	12,375
Sales recognized during the period	(39,457)	(11,415)
Balance at May 31,	$39,682	$17,098

The Company did not record any sales for the three months ended May 31, 2022 or 2021 related to performance obligations satisfied in prior periods. The Company expects to recognize sales, related to the $39.7 million balance of contract liabilities as of May 31, 2022 of approximately $32.1 million, $7.4 million, $0.1 million and $0.1 million in fiscal 2023, 2024, 2025 and 2026, respectively.

5.     Operating Segments
Segment Information
The Company has three distinct operating segments: the Metal Coatings segment, the Precoat Metals segment and the Infrastructure Solutions segment. The Metal Coatings segment provides hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries through facilities located throughout the United States and Canada. Hot-dip galvanizing is a metallurgical process in which molten zinc reacts to steel. The zinc alloying provides corrosion protection and extends the life-cycle of fabricated steel for several decades.
The Precoat Metals segment provides aesthetic and corrosion protective coatings and related value-added services for steel and aluminum coil primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation and other end markets in the United States.
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

Sales and operating income by segment for each period were as follows (in thousands):

	Three Months Ended May 31,
	2022	2021
Sales:
Metal Coatings	$160,846	$127,735
Precoat Metals	43,691	—
Infrastructure Solutions	109,861	102,091
Total sales	$314,398	$229,826

Operating income:
Metal Coatings	$44,435	$31,576
Precoat Metals	6,648	—
Infrastructure Solutions	12,851	9,624
Corporate	(24,024)	(10,488)
Total operating income	$39,910	$30,712

Asset balances by segment for each period were as follows (in thousands):

	May 31, 2022	February 28, 2022
Total assets:
Metal Coatings	$594,207	$575,088
Precoat Metals	1,538,809	—
Infrastructure Solutions	526,311	525,086
Corporate	122,965	32,854
Total	$2,782,292	$1,133,028
Financial Information About Geographical Areas
The following table presents sales by geographic region for each period (in thousands):

	Three Months Ended May 31,
	2022	2021
Sales:
United States	$281,589	$191,116
International	32,809	38,710
Total	$314,398	$229,826

The following table presents fixed assets by geographic region for each period (in thousands):

	May 31, 2022	February 28, 2022
Property, plant and equipment, net:
United States	$456,409	$194,539
Canada	25,900	26,264
Other countries	9,413	10,045
Total	$491,722	$230,848

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
The following table shows the changes in warranty reserves for the three months ended May 31, 2022 and 2021 (in thousands):

	Three Months Ended May 31,
	2022	2021
Beginning balance	$3,686	$4,079
Warranty costs incurred	(721)	(112)
Amounts charged to income (expense)	(152)	170
Acquisitions	1,662	—
Ending balance	$4,475	$4,137

7.     Debt
The Company's debt consisted of the following for each of the periods presented (in thousands):

	May 31, 2022	February 28, 2022
Revolving Credit Facility	$—	$77,000
2020 Senior Notes	150,000	150,000
Term Loan B	1,300,000	—
Convertible Notes	240,000	—
Total debt, gross	1,690,000	227,000
Unamortized debt issuance costs	(82,223)	(516)
Total debt, net	1,607,777	226,484
Less amount due within one year	(13,000)	—
Total debt due after one year, net	$1,594,777	$226,484

2021 Credit Agreement
On July 8, 2021, the Company entered into a five-year unsecured revolving credit facility under a credit agreement, by and among the Company, borrower, Citibank, N.A., as administrative agent and the other agents and lender parties thereto (the “2021 Credit Agreement”). The 2021 Credit Agreement matures in July 2026 and includes the following significant terms;

i.provides for a senior unsecured revolving credit facility with a principal amount of up to $400.0 million of revolving loan commitments, and includes an additional $200.0 million uncommitted incremental accordion facility;
ii.interest rate margin ranges from 87.5 bps to 175 bps for Eurodollar Rate loans, and from 0.0 bps to 75 bps for Base Rate loans, depending on the leverage ratio of the Company and its consolidated subsidiaries as a group;
iii.includes a letter of credit sub-facility up to $85.0 million for the issuance of standby and commercial letters of credit;
iv.includes a $50.0 million sublimit for swing line loans;
v.includes customary representations and warranties, affirmative covenants and negative covenants, and events of default; including restrictions on incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions, carve-outs and baskets, and;
vi.includes a maximum leverage ratio financial covenant and an interest coverage ratio financial covenant, each to be tested at quarter end;

On May 13, 2022, the 2021 Credit Agreement was repaid with proceeds from the 2022 Credit Agreement, which is described below.

2022 Credit Agreement and Term Loan B

On May 13, 2022, the Company replaced 2021 Credit Agreement with a new Credit Agreement (the "2022 Credit Agreement") by and among the Company, borrower, Citibank, N.A., as administrative and collateral agent, and the other agents and lender parties thereto the 2022 Credit Agreement. The 2022 Credit Agreement includes the following significant terms;

i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company;
ii.provides for a senior secured revolving credit facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 13, 2027;
iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;
iv.borrowings under the Term Loan B and the Revolving Credit Facility each bear an interest rate of Secured Overnight Financing Rate ("SOFR") plus 4.25%;
v.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions;
vi.includes a maximum quarterly leverage ratio financial covenant and an interest coverage ratio financial covenant;

The proceeds of the advances under the Revolving Credit Facility will be utilized primarily to finance working capital needs, capital improvements, dividends, acquisitions and for general corporate purposes. The proceeds of the Term Loan B were used to finance a portion of the Precoat Acquisition, pay transaction-related costs owed under the Securities Purchase Agreement (defined below) and refinance certain prior indebtedness, including the repayment of outstanding borrowings under the 2021 Credit Agreement. The proceeds were also utilized to redeem 100% of the Company’s 2020 Senior Notes on June 6, 2022.
Outstanding principal of the Term Loan B is payable on the last business day of each May, August, November and February, beginning August 31, 2022, in a quarterly aggregate principal amount of $3.25 million, with the entire remaining principal amount due on May 13, 2029, the maturity date.
The effective interest rate for the 2022 Credit Facility and the Term Loan B was 4.91% at May 31, 2022.
The Company's credit agreement requires the Company to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 6.25 through November 2022. For each subsequent quarter, the maximum ratio decreases by 25 basis points through May 31, 2024, when the maximum Total Net Leverage Ratio reaches 4.5.

Convertible Subordinated Notes

On May 13, 2022, the Company completed the issuance of $240.0 million aggregate principal amount of 6.00% convertible subordinated notes due June 30, 2030 (the "Convertible Notes"). Interest on the Convertible Notes is payable semi-annually, on June 30 and December 31.

The Convertible Notes are convertible by the holder thereof at any time into shares of the Company's common stock at a price equal to a 25% premium to the volume-weighted average price of the Company's common stock over the trailing 30 trading days prior to the issuance date of the Convertible Notes. The Convertible Notes are exchangeable for 240,000 shares of the Company's 6.0% Series A Convertible Preferred Stock, subject to shareholder approval for the issuance of preferred shares. If exchanged, the Series A Preferred Stock will be convertible by the holder at any time into shares of the Company's common stock at a price equal to a 25% premium to the volume-weighted average price of the Company's common stock over the trailing 30 trading days, prior to the issuance date of the Convertible Notes. In addition, the Series A Preferred Stock will be subject to a minimum conversion threshold of 1,000 shares per conversion, and customary anti-dilution and dividend adjustments.
The Company used the proceeds of the Convertible Notes to fund the Company’s Precoat Acquisition.

The Company's debt agreements requires the Company to maintain certain affirmative and negative covenants. As of May 31, 2022, the Company was in compliance with all covenants and other requirements set forth in the debt agreements.

8.    Leases
The Company is a lessee under various leases for facilities and equipment. As of May 31, 2022, the Company was the lessee for 153 operating leases with terms of 12 months or more and 12 finance leases. Many of the operating leases either have renewal options of between one and five years or convert to month-to-month agreements at the end of the specified lease term.
The Company’s operating leases are primarily for (i) operating facilities, (ii) vehicles and equipment used in operations, (iii) facilities used for back-office functions and (iv) equipment used for back-office functions. The majority of the Company’s long-term lease expenses are at fixed prices.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has a significant number of short-term leases, including month-to-month agreements, some of which continue in perpetuity until the lessor or the Company terminates the lease agreement. The Company's short-term lease agreements include expenses incurred hourly, daily, monthly and for other durations for a time period of one year or less.
The Company’s future lease commitments as of May 31, 2022 do not reflect all of the Company’s short-term lease commitments.

The following table outlines the classification of the Company's right-of-use assets and lease liabilities in the consolidated balance sheets as of May 31, 2022 and fiscal year end 2022 (in thousands):

Balance Sheet	Classification	May 31, 2022	February 28, 2022
Assets
Right-of-use assets	Right-of-use assets	$51,909	$43,286
Liabilities
Operating lease liabilities ― ST	Lease liability - short-term	8,786	7,140
Operating lease liabilities ― LT	Lease liability - long-term	41,978	34,965
Finance lease liabilities ― ST	Lease liability - short-term	189	178
Finance lease liabilities ― LT	Lease liability - long-term	625	645
Supplemental information related to the Company's portfolio of operating leases was as follows (in thousands):

	Three Months Ended May 31,
	2022	2021
Operating cash flows from operating leases included in lease liabilities	$2,419	$2,299
Lease liabilities obtained from new ROU assets - operating	11,070	12,661
Operating and financing cash flows from financing leases included in lease liabilities	52	18
Lease liabilities obtained from new ROU assets - financing	38	—

	May 31, 2022	February 28, 2022
Weighted-average remaining lease term - operating leases (years)	7.28	7.90
Weighted-average discount rate - operating leases	4.48%	4.56%
Weighted-average remaining lease term - financing leases (years)	4.48	4.73
Weighted-average discount rate - financing leases	2.99%	2.95%

The following table outlines the classification of lease expense in the statements of income (in thousands):

	Three Months Ended May 31,
	2022	2021
Cost of sales	$3,226	$2,546
Selling, general and administrative	946	1,130
Total lease expense	$4,172	$3,676

As of May 31, 2022, maturities of the Company's lease liabilities were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2023	$8,254	$158	$8,412
2024	10,144	211	10,355
2025	9,155	203	9,358
2026	7,608	139	7,747
2027	6,815	111	6,926
Thereafter	17,851	46	17,897
Total lease payments	59,827	868	60,695
Less imputed interest	(9,064)	(53)	(9,117)
Total	$50,763	$815	$51,578

9.    Income Taxes
The provision for income taxes reflects an effective tax rate of 23.9% for the three months ended May 31, 2022, compared to 25.5% for the three months ended May 31, 2021. The decrease in the effective tax rate was primarily attributable to unfavorable adjustments recorded in the prior year comparable period, related to uncertain tax positions.

10.    Equity
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
During the three months ended May 31, 2022, to prioritize repayments of debt, including debt incurred to finance the Precoat Acquisition, the Company did not repurchase shares of common stock under the 2020 Share Authorization. During the three months ended May 31, 2021, the Company repurchased 125,770 shares of common stock for $6.3 million, or $49.80 per share.

11.    Defined Benefit Pension Plan

In the Company's Precoat Metals segment, certain employees of the Company participate in a defined benefit pension plan sponsored and administered by the Company. The pension plan calls for benefits to be paid to eligible employees at retirement, based primarily upon years of service and compensation rates near retirement. In conjunction with the acquisition of Precoat Metals, the Company assumed an accumulated benefit obligation in excess of related plan assets associated with the defined benefit pension plan of $44.9 million, which is included in "Other long-term liabilities" in the consolidated balance sheets. See Note 2 for a discussion of the acquisition of Precoat Metals.

12.     Assets Held for Sale

The Company has been executing on its plan to divest certain non-core businesses. The strategic decision to divest these businesses reflects the Company's long-term strategy to become a predominantly metal coatings focused company. The historical annual sales, operating profit and net assets of these businesses were not significant enough to qualify as discontinued operations.
As of May 31, 2022, one non-operating location in our Metal Coatings segment remains classified as held for sale. The assets of the business include property, plant and equipment of $0.2 million. The assets of the business are expected to be disposed of within the next twelve months and are included in "Assets held for sale" in the accompanying consolidated balance sheets.

13.     Commitments and Contingencies
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
Environmental
The Company assumed certain environmental liabilities as part of the Precoat Acquisition described in Note 2. The preliminary estimated fair value of these liabilities was $22.2 million, of which $1.7 million is classified as current. Environmental remediation liabilities include costs directly associated with site investigation and clean up, such as materials, external contractor costs, legal and consulting expenses and incremental internal costs directly related to the remedy. Estimates used to record environmental remediation liabilities are based on the Company's best estimate of probable future costs based on site-specific facts and circumstances known at the time of the estimate and these estimates are updated on a quarterly basis. Estimates of the cost for the likely remedy are developed using internal resources or by third-party environmental engineers or other service providers. The Company records the environmental remediation liabilities that represent the points in the range of estimates that are most probable, or the minimum amount when no amount within the range is a better estimate than any other amount.
The Company accrues the anticipated cost of environmental remediation when the obligation is probable and can be reasonably estimated. While any revisions could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.
14.     Subsequent Event
On June 23, 2022, The Company and Fernweh Group LLC ("Fernweh"), jointly entered into a definitive agreement whereby AZZ will contribute its AZZ Infrastructure Solutions Segment (“AIS”) to AIS Investment Holdings LLC (the “AIS JV”), and sell a 60% interest in the AIS JV to Fernweh at an implied enterprise value of AIS of $300.0 million. The sale is expected to result in cash proceeds to AZZ of approximately $228.0 million, subject to certain customary purchase price adjustments. As part of recognizing the AIS as held for sale in accordance with GAAP, the Company is required to measure AIS at the lower of its carrying amount or fair value less cost to sell. The Company will complete this assessment during its second quarter of fiscal year 2023. The Company expects the assessment will result in a non-cash loss on disposal of approximately $35 to $65 million. The loss on disposal will be recorded as part of discontinued operations in the Company’s financial statements. Following the close of the transaction, the Company anticipates that the AIS JV will be deconsolidated and the Company's 40% joint venture investment will be accounted for under the equity method of accounting. The transaction, which is subject to certain closing conditions, is expected to close before the end of fiscal 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. In addition, certain factors could affect the outcome of the matters described herein. This Quarterly Report may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand for our products and services, including demand by power generation markets, electrical transmission and distribution markets, the industrial markets and the metal coatings markets. In addition, within each of the markets we serve, our customers and our operations could potentially continue to be adversely impacted by the ongoing coronavirus ("COVID-19") pandemic, including governmental issued mandates regarding the same in the jurisdictions in which we operate, sell to, or from whom we purchase. We could also experience additional increases in labor costs, components and raw materials, including zinc, which is used in our hot-dip galvanizing process, natural gas, which is used in our hot-dip galvanizing and coil coating processes; supply-chain delays; customer requested delays of our products or services; currency exchange rates; adequacy of financing; availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; economic volatility or changes in the political stability in the United States and other foreign markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business in AZZ's Annual Report on Form 10-K for the fiscal year ended February 28, 2022 and other filings with the SEC, available for viewing on AZZ's website at www.azz.com and on the SEC's website at www.sec.gov.
You are urged to consider these factors carefully when evaluating the forward-looking statements herein and are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by this cautionary statement. These statements are based on information as of the date hereof and AZZ assumes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
The following discussion should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, and with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Strategy
We have a developed strategy and periodically review our performance, opportunities, market conditions and competitive threats. On May 13, 2022, the Company completed the acquisition of the Precoat Metals business division (“Precoat”) of Sequa Corporation (“Sequa”), a portfolio company of global investment firm Carlyle, for a purchase price of approximately $1.3 billion (the "Precoat Acquisition"). As part of the Precoat Acquisition, the Company acquired the Precoat Metals division from the Seller, which engages in the business of applying protective and decorative coatings and films for continuous steel and aluminum coil and performing ancillary services related thereto. The Precoat Acquisition advances our strategy to become a predominantly metal coatings focused company, which we believe will more rapidly enhance shareholder value. See Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about the Precoat Acquisition.

Coronavirus (COVID-19)
The continued uncertainty associated with COVID-19, and any of the ongoing variants, did not have a material adverse effect on our results of operations for the three months ended May 31, 2022. While we continue to support our customers, there remains uncertainties regarding the duration and, to what extent, if any, that the COVID-19 pandemic, or newly identified variants, or additional regulatory requirements, will ultimately have on the demand for our products and services or with our supply chain or our employees.
The impact of COVID-19 to the Company's personnel and operations has been limited. During the first quarter of fiscal 2023, the Company continued to see improvement in sales and operating income in its Metal Coatings and Infrastructure Solutions operating segments. In addition, the Precoat Metals segment, which was acquired in the first quarter of fiscal 2023, was not materially impacted by COVID-19. However, labor market and supply chain challenges have increased during the current quarter, resulting in increased operating expenses as the constrained labor market and supply chain disruptions impacted the availability and cost of labor and materials.
Overview
We have three distinct operating segments, the Metal Coatings segment, the Precoat Metals segment and the Infrastructure Solutions segment. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment.  We use sales and operating income by segment to evaluate the performance of our segments.  Segment operating income consists of sales less cost of sales and selling, general and administrative expenses that are specifically identifiable to a segment. For a reconciliation of segment operating income to consolidated operating income, see Note 5 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Orders and Backlog

Our backlog relates entirely to our Infrastructure Solutions segment and excludes transaction taxes for certain foreign subsidiaries. As of May 31, 2022, backlog increased $2.9 million from February 28, 2022, to $307.4 million. Our backlog increased $121.3 million, or 65.2%, compared to $186.1 million for the same period in the prior fiscal year. The increase in backlog is primarily due to an increase in backlog in our Electrical platform, partially offset by a continued reduction of international backlog, including China, related to several non-recurring contracts. For the three months ended May 31, 2022, net bookings increased $87.5 million, or 38.1%, to $317.3 million, compared to same period of fiscal 2022, as a result of strong bookings in our Electrical platform and continued strong sales in our Metal Coatings segment. The book-to-sales ratio increased to 1.01, from 1.00.

The table below includes the progression of backlog (in thousands):

	Period Ended		Period Ended
Backlog	2/28/22	$304,522	2/28/2021	$186,119
Net bookings		317,302		229,805
Sales recognized		(314,398)		(229,826)
Backlog	5/31/2022	$307,426	5/31/2021	$186,098
Book to sales ratio		1.01		1.00

QUARTER ENDED MAY 31, 2022 COMPARED TO THE QUARTER ENDED MAY 31, 2021

Segment Sales
The following table reflects the breakdown of sales by segment (in thousands):

	Three Months Ended May 31,
	2022	2021
Sales:
Metal Coatings	$160,846	$127,735
Precoat Metals	43,691	—
Infrastructure Solutions	109,861	102,091
Total Sales	$314,398	$229,826

For the three months ended May 31, 2022 (the "current quarter"), consolidated sales increased $84.6 million, or 36.8%, compared to the three months ended May 31, 2021 (the "prior year quarter"). Sales for the Metal Coatings segment increased $33.1 million, or 25.9%, for the current quarter, compared to the prior year quarter. The increase was primarily due to improved price realization for our superior quality and service, and an increase in the volume of steel galvanized.
Sales for the Precoat Metals segment, which was acquired on May 13, 2022, were $43.7 million for the current quarter.
Sales for the Infrastructure Solutions segment increased $7.8 million, or 7.6%, for the current quarter, compared to the prior year quarter. In the Electrical platform, the increase in sales was primarily due to increased demand for most of our products, partially offset by lower sales for our high voltage bus systems. The increase was partially offset by decreased sales in our Industrial platform, primarily due to net sales decreases in our international operations, partially offset by an increase in our domestic sales.
Segment Operating Income
The following table reflects the breakdown of operating income by segment (in thousands):

	Three Months Ended May 31, 2022					Three Months Ended May 31, 2021
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Operating income (loss):
Sales	$160,846	$43,691	$109,861	$—	$314,398	$127,735	$—	$102,091	$—	$229,826
Cost of sales	111,999	33,501	84,442	—	229,942	92,078	—	79,821	—	171,899
Gross margin	48,847	10,190	25,419	—	84,456	35,657	—	22,270	—	57,927
Selling, general and administrative	4,412	3,542	12,568	24,024	44,546	4,081	—	12,646	10,488	27,215
Total operating income (loss)	$44,435	$6,648	$12,851	$(24,024)	$39,910	$31,576	$—	$9,624	$(10,488)	$30,712
Operating income for the Metal Coatings segment increased $12.9 million, or 40.7%, for the current quarter, compared to the prior year quarter. The current quarter increase was due to improved sales as described above and the achievement of operational efficiencies in our Surface Technologies platform.
Operating income for the Precoat Metals segment, which was acquired on May 13, 2022, was $6.6 million for the current quarter.
Operating income for the Infrastructure Solutions segment increased by $3.2 million, or 33.5%, for the current quarter, compared to the prior year quarter. In the Electrical platform, operating income increased for our enclosures, bus systems and tubing products. The increase was partially offset by a decrease in operating income for our switchgear products. In the

Industrial platform, operating income increased for our domestic operations, partially offset by a decrease in operating income in our international operations.
Corporate expenses increased $13.5 million, or 129.1%, for the current quarter, compared to the prior year quarter. The increase is primarily due to acquisition costs related to the Precoat Acquisition.
Other (income) expense, net
Other expense was $0.8 million for the current quarter, compared to other income of $1.0 million for the prior year quarter. The increase was primarily due to unfavorable foreign exchange transaction adjustments in the current year.
Interest Expense
Interest expense for the current quarter increased $5.8 million, or 340.4%, to $7.5 million, compared to $1.7 million for the prior year quarter. The increase in interest expense was primarily attributable to the additional debt that was obtained in conjunction with the Precoat Acquisition, including the Term Loan B of $1.3 billion and the Convertible Notes of $240.0 million.
Income Taxes

The provision for income taxes reflects an effective tax rate of 23.9% for the current quarter, compared to 25.5% for the prior year quarter. The decrease in the effective tax rate was primarily attributable to unfavorable adjustments recorded in the prior year quarter, related to uncertain tax positions.

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
Cash Flows
The following table summarizes our cash flows by category and working capital for the periods presented (in thousands):

	Three Months Ended May 31,
	2022	2021
Net cash provided by operating activities	$23,314	$11,060
Net cash used in investing activities	(1,306,289)	(7,466)
Net cash provided by (used in) financing activities	1,368,940	(5,610)
Working Capital	385,983	236,002
Net cash provided by operating activities for the current quarter was $23.3 million, compared to $11.1 million for the prior year quarter. The increase in cash provided by operating activities is primarily attributable to increases in working capital from higher quarter-end accounts payable primarily offsetting increases in accounts receivable, inventories, and prepaid assets.
Net cash used in investing activities for the current quarter was $1.3 billion, compared to $7.5 million for the prior year quarter. The increase in cash used in investing activities for the current quarter was attributable to the Precoat Acquisition completed in the current quarter.
Net cash provided by financing activities for the current quarter was $1.4 billion, compared to net cash used in financing activities of $5.6 million for the prior year quarter. The increase in cash used in financing activities during the current quarter was primarily attributable to an increase in proceeds from long-term debt. See “Financing and Capital” section below for additional information.

Financing and Capital
2021 Credit Agreement
On July 8, 2021, the Company entered into a five-year unsecured revolving credit facility under a credit agreement, by and among the Company, borrower, Citibank, N.A., as administrative agent and the other agents and lender parties thereto (the “2021 Credit Agreement”). The 2021 Credit Agreement matures in July 2026 and includes the following significant terms;

i.provides for a senior unsecured revolving credit facility with a principal amount of up to $400.0 million of revolving loan commitments, and includes an additional $200.0 million uncommitted incremental accordion facility,
ii.interest rate margin ranges from 87.5 bps to 175 bps for Eurodollar Rate loans, and from 0.0 bps to 75 bps for Base Rate loans, depending on the leverage ratio of the Company and its consolidated subsidiaries as a group,
iii.includes a letter of credit sub-facility up to $85.0 million for the issuance of standby and commercial letters of credit,
iv.includes a $50.0 million sublimit for swing line loans,
v.includes customary representations and warranties, affirmative covenants and negative covenants, and events of default, including restrictions on incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions, carve-outs and baskets, and,
vi.includes a maximum leverage ratio financial covenant and an interest coverage ratio financial covenant, each to be tested at quarter end.

On May 13, 2022, the Revolving Credit Facility under the 2021 Credit Agreement was repaid with proceeds from the 2022 Credit Agreement, which is further described below.

2022 Credit Agreement and Term Loan B

On May 13, 2022, the Company replaced its 2021 Credit Agreement with a new Credit Agreement (the "2022 Credit Agreement") by and among the Company, borrower, Citibank, N.A., as administrative and collateral agent, and the other agents and lender parties thereto the 2022 Credit Agreement. The 2022 Credit Agreement includes the following significant terms;

i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company;
ii.provides for a senior secured revolving credit facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 13, 2027;
iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;
iv.borrowings under the Term Loan B and the Revolving Credit Facility each bear an interest rate of Secured Overnight Financing Rate ("SOFR") plus 4.25%;
v.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions;
vi.includes a maximum quarterly leverage ratio financial covenant and an interest coverage ratio financial covenant,
The proceeds of the advances under the Revolving Credit Facility will be utilized primarily to finance working capital needs, capital improvements, dividends, acquisitions and for general corporate purposes. The proceeds of the Term Loan B were used to finance a portion of the Precoat Acquisition, pay transaction-related costs owed under the Securities Purchase Agreement (defined below) and refinance certain prior indebtedness, including the repayment of outstanding borrowings under the 2021 Credit Agreement. The proceeds were utilized to redeem 100% of the Company’s 2020 Senior Notes on June 6, 2022.
Outstanding principal of the Term Loan B is payable on the last business day of each May, August, November and February, beginning August 31, 2022, in a quarterly aggregate principal amount of $3.25 million, with the entire remaining principal amount due on May 13, 2029, the maturity date.
The effective interest rate for the 2022 Credit Facility and the Term Loan B was 4.91% at May 31, 2022.
The Company's credit agreement requires the Company to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 6.25 through November 2022. For each subsequent quarter, the maximum ratio decreases by 25 basis points through May 31, 2024, when the maximum Total Net Leverage Ratio reaches 4.5.

Convertible Subordinated Notes

On May 13, 2022, the Company completed the issuance of $240.0 million aggregate principal amount of 6.00% convertible subordinated notes due June 30, 2030 (the "Convertible Notes"). Interest on the Convertible Notes is payable semi-annually, on June 30 and December 31.

The Convertible Notes are convertible by the holder thereof at any time into shares of the Company's common stock at a price equal to a 25% premium to the volume-weighted average price of the Company's common stock over the trailing 30 trading days prior to the issuance date of the Convertible Notes. The Convertible Notes are exchangeable for 240,000 shares of the Company's 6.0% Series A Convertible Preferred Stock, subject to shareholder approval for the issuance of preferred shares. If exchanged, the Series A Preferred Stock will be convertible by the holder at any time into shares of the Company's common stock at a price equal to a 25% premium to the volume-weighted average price of the Company's common stock over the trailing 30 trading days, prior to the issuance date of the Convertible Notes. In addition, the Series A Preferred Stock will be subject to a minimum conversion threshold of 1,000 shares per conversion, and customary anti-dilution and dividend adjustments.
The Company used the proceeds of the Convertible Notes to fund the Company’s Precoat Acquisition.

The Company's debt agreements requires the Company to maintain certain affirmative and negative covenants. As of May 31, 2022, the Company was in compliance with all covenants and other requirements set forth in the debt agreements.
Share Repurchase Program
During the three months ended May 31, 2022, the Company did not purchase any shares of common stock under the 2020 Share Authorization. The Company has $84.0 million that may be used to purchase shares. For additional information regarding our share repurchases during the current year-to-date period, see Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”
Other Exposures
We have exposure to commodity price increases in all three of our operating segments, primarily copper, aluminum, steel and nickel-based alloys in the Infrastructure Solutions segment, zinc, natural gas in the Metal Coatings segment, and natural gas, steel and aluminum in the Precoat Metals segment. We attempt to minimize these increases through escalation clauses in customer contracts for copper, aluminum, steel and nickel-based alloys, when market conditions allow and through fixed cost contract purchases on zinc and natural gas. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process, supply chain management, and through increases in prices where competitively feasible.
Off Balance Sheet Arrangements and Contractual Obligations
As of May 31, 2022, we did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, results of operations, liquidity, capital expenditures or capital resources of the Company.
As of May 31, 2022, we had outstanding letters of credit in the amount of $28.9 million. These letters of credit are issued for a number of reasons but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods, the bulk of the issued letters of credit are associated with our Infrastructure Solutions segment.
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
Except as noted below, during the current quarter, there were no significant changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended February 28, 2022.

Environmental Remediation Liabilities
The Company assumed certain environmental liabilities as part of the Precoat Acquisition. The Company's accounting policy for the recognition of environmental liabilities requires significant judgements and estimates by management and may be impacted by changing regulations and approaches to remediation plans. Any revisions to these estimates could have a material impact on the Company's financial condition or results of operations.
Environmental remediation liabilities include costs directly associated with site investigation and clean up, such as materials, external contractor costs, legal and consulting expenses and incremental internal costs directly related to the remedy. Estimates used to record environmental remediation liabilities are based on the Company's best estimate of probable future costs based on site-specific facts and circumstances known at the time of the estimate and these estimates are updated on a quarterly basis. Estimates of the cost for the likely remedy are developed using internal resources or by third-party environmental engineers or other service providers. The Company records the environmental remediation liabilities that represent the points in the range of estimates that are most probable, or the minimum amount when no amount within the range is a better estimate than any other amount.
The Company accrues the anticipated cost of environmental remediation when the obligation is probable and can be reasonably estimated. While any revisions could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

Business Combinations

Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to utilize assumptions and estimates, which are based upon available information that may be subject to further refinement over the purchase accounting period of one year.
Recent Accounting Pronouncements
See Note 1 to the condensed consolidated financial statements, included herein, for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.

Non-GAAP Disclosures
In addition to reporting financial results in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”), we provided adjusted earnings and adjusted earnings per share (collectively, the “Adjusted Earnings Measures”), which are non-GAAP measures. Management believes that the presentation of these measures provides investors with greater transparency when comparing operating results across a broad spectrum of companies, which provides a more complete understanding of our financial performance, competitive position and prospects for the future. Management also believes that investors regularly rely on non-GAAP financial measures, such as adjusted operating income, adjusted earnings and adjusted earnings per share, to assess operating performance and that such measures may highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP.

The following tables provide a reconciliation for the three months ended May 31, 2022 and 2021 between the various measures calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended
	May 31, 2022
	Amount	Per Diluted Share(1)
Net income and diluted earnings per share	$24,077
Impact of after-tax interest expense for Convertible Notes	547
Net income for diluted earnings per share	$24,624	$0.96
Adjustments:
Acquisition and transaction related expenditures(2)	12,614	0.49
Increase in interest expense due to Precoat Acquisition	5,776	0.22
Depreciation and amortization - Precoat Metals	3,181	0.12
Precoat Metals segment contribution	(6,666)	(0.26)
Subtotal	14,905	0.58
Tax benefit(3)	(3,577)	(0.14)
Total adjustments	11,328	0.44
Adjusted earnings and adjusted earnings per share	$35,952	$1.40

(1) Earnings per share amounts included in the table above may not sum due to rounding differences.
(2) Includes expenses related to the Precoat acquisition as well as the divestiture of the Infrastructure Solutions business.
(3) Tax benefit consists of 21% federal statutory rate and 3% blended state tax rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk disclosures during the three months ended May 31, 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended February 28, 2022.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the three months ended May 31, 2022, the Company closed the Precoat Acquisition, as discussed in Note 2 in the accompanying notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As such, the scope of its assessment of the effectiveness of our disclosure controls and procedures did not include internal controls over financial reporting at Precoat Metals. Precoat Metals' assets and revenues represented approximately 55.3% of the Company's total assets and 13.9% of its total revenues as of and for the three months ended May 31, 2022. This exclusion is consistent with the Securities and Exchange Commission (the “SEC”) staff's guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal controls over financial reporting in the year of acquisition.
Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q to provide reasonable assurance that information required to be disclosed in Company reports, filed or submitted, under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules; and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely discussions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
On May 13, 2022, the Company completed its previously announced acquisition of the Precoat Metals business division of Sequa Corporation. During the first quarter of 2022, management commenced an evaluation of the design and operating effectiveness of internal controls over financial reporting related to the acquisition of Precoat Metals. The evaluation of changes to processes, technology systems, and other components of internal controls over financial reporting related to the acquisition of the Precoat Metals business division is ongoing. This process may result in additions or changes to our internal controls over financial reporting.
Except for the changes made in connection with the Precoat Acquisition, there have been no significant changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A. in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2022.
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
The Company did not purchase any shares of common stock under the 2020 Share Authorization during the three months ended May 31, 2022. The Company has $84.0 million that may be used to purchase shares.

Item 5. Other Information.

None.

Item 6. Exhibits

2.1**
Securities Purchase Agreement dated as of March 7, 2022 by and between Sequa Corporation and AZZ Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on March 8, 2022).

2.2
First Amendment to Securities Purchase Agreement, dated as of May 6, 2022, by and between Sequa Corporation and AZZ Inc. (incorporated by reference to Exhibit 2.1 the Current Report on Form 8-K filed by the Registrant on May 9, 2022).

3.1	Amended and Restated Certificate of Formation of AZZ Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015).

3.2	Amended and Restated Bylaws of AZZ Inc. (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed by the Registrant on October 12, 2021).

4.1	Indenture, dated as of May 13, 2022, by and between AZZ Inc. and UMB Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 16, 2022).

10.1**
Credit Agreement, dated as of May 13, 2022, by and among AZZ Inc., the Guarantors, the Lenders, the L/C Issuers and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 16, 2022).

10.2**	Securities Purchase Agreement, dated as of May 13,2022, by and between AZZ Inc. and BTO Pegasus Holdings DE L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 16, 2022).

10.3
Registration Rights Agreement, dated as of May 13, 2022, by and between AZZ Inc. and BTO Pegasus Holdings DE L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 16, 2022)

31.1+	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Date File (embedded with the Inline XBRL document).
** Some schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission. The Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules and exhibits so furnished.
+ Filed herewith
++ Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc. (Registrant)

Date:	July 11, 2022	By:	/s/ Philip A. Schlom
Philip A. Schlom Chief Financial Officer