Form 10-Q
period 2022-08-31
AZZ INC
filed 2022-10-11
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of September 30, 2022, the registrant had outstanding 24,862,235 shares of common stock; $1.00 par value per share.

AZZ INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	August 31, 2022	February 28, 2022
Assets
Current assets:
Cash and cash equivalents	$11,340	$12,082
Accounts receivable (net of allowance for credit losses of $5,801 as of August 31, 2022 and $4,716 as of February 28, 2022)	193,647	85,106
Inventories:
Raw material	137,841	81,022
Work-in-process	1,716	840
Finished goods	2,887	1,135
Contract assets	82,897	2,866
Prepaid expenses and other	13,044	1,583
Assets held for sale	—	235
Current assets of discontinued operations	215,068	201,664
Total current assets	658,440	386,533
Property, plant and equipment, net	496,125	193,358
Right-of-use assets	25,550	13,954
Goodwill	736,218	190,391
Intangibles and other assets, net	478,284	39,115
Deferred tax assets	3,622	3,464
Non-current assets of discontinued operations	186,508	306,212
Total assets	$2,584,747	$1,133,027
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$158,085	$24,840
Income tax payable	11,135	3,828
Accrued salaries and wages	27,294	17,123
Accrued dividends	1,040	—
Other accrued liabilities	52,512	12,873
Customer deposits	323	294
Contract liabilities	1,553	—
Lease liability, short-term	5,386	3,289
Debt due within one year	13,000	—
Current liabilities of discontinued operations	79,932	88,283
Total current liabilities	350,260	150,530
Debt due after one year, net	1,238,170	226,484
Lease liability, long-term	20,941	11,403
Deferred income taxes	29,044	47,672
Other long-term liabilities	65,090	5,366
Long-term liabilities of discontinued operations	21,621	24,207
Total liabilities	1,725,126	465,662
Commitments and contingencies
Shareholders’ equity:
Series A Convertible Preferred Stock, $1 par, shares authorized 240; 240 shares issued and outstanding at August 31, 2022 and 0 shares issued and outstanding at February 28, 2022	240	—
Common stock, $1 par, shares authorized 100,000; 24,862 shares issued and outstanding at August 31, 2022 and 24,688 shares issued and outstanding at February 28, 2022	24,862	24,688
Capital in excess of par value	323,386	85,847
Retained earnings	541,203	584,154
Accumulated other comprehensive loss	(30,070)	(27,324)
Total shareholders’ equity	859,621	667,365
Total liabilities and shareholders' equity	$2,584,747	$1,133,027
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021

Sales	$406,710	$131,434	$613,844	$260,650
Cost of sales	305,155	94,991	452,236	188,062
Gross margin	101,555	36,443	161,608	72,588

Selling, general and administrative	37,414	16,481	69,558	31,200
Operating income from continuing operations	64,141	19,962	92,050	41,388

Interest expense	28,144	1,731	35,615	3,391
Other (income) expense, net	55	45	28	(15)
Income from continuing operations before income taxes	35,942	18,186	56,407	38,012
Income tax expense	10,822	3,918	15,922	12,131
Net income from continuing operations	25,120	14,268	40,485	25,881
Income from discontinued operations, net of tax	6,737	4,710	15,449	15,434
Estimated loss on disposal of discontinued operations, net of tax	(89,427)	—	(89,427)	—
Net income (loss) from discontinued operations	(82,690)	4,710	(73,978)	15,434
Net income (loss)	(57,570)	18,978	(33,493)	41,315
Accrued dividends on preferred stock	(1,040)	—	(1,040)	—
Net income (loss) available to common shareholders	$(58,610)	$18,978	$(34,533)	$41,315
Earnings per common share from continuing operations
Basic earnings per share	$0.97	$0.57	$1.59	$1.04
Diluted earnings per share	$0.93	$0.57	$1.57	$1.03
Earnings per common share from discontinued operations
Basic earnings (loss) per share	$(3.33)	$0.19	$(2.99)	$0.62
Diluted earnings (loss) per share	$(2.85)	$0.19	$(2.70)	$0.61
Earnings per common share from consolidated operations
Basic earnings (loss) per share	$(2.36)	$0.76	$(1.39)	$1.65
Diluted earnings (loss) per share	$(1.91)	$0.76	$(1.13)	$1.64

Cash dividends declared per common share	$0.17	$0.17	$0.34	$0.34

The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Net income (loss) available to common shareholders	$(58,610)	$18,978	$(34,533)	$41,315
Other comprehensive income:
Unrealized translation loss	(3,370)	(3,096)	(2,746)	(515)
Other comprehensive loss	(3,370)	(3,096)	(2,746)	(515)
Comprehensive income (loss)	$(61,980)	$15,882	$(37,279)	$40,800

The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended August 31,
	2022	2021
Cash flows from operating activities
Net income (loss) available to common shareholders	(34,533)	41,315
Less: Net income (loss) from discontinued operations	(73,978)	15,434
Plus: dividends on Preferred Stock	1,040	—
Net income from continuing operations	40,485	25,881
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Bad debt expense	(1)	12
Depreciation and amortization	33,875	15,912
Deferred income taxes	(21,823)	(1,367)
Loss on disposal of business	—	552
Impairment of long-lived assets	135	—
Net (gain) loss on sale of property, plant and equipment	(2,742)	(9)
Amortization of deferred borrowing costs	4,661	330
Share-based compensation expense	4,770	4,682
Effects of changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(35,813)	(10,166)
Inventories	(16,081)	(5,446)
Prepaid expenses and other	(9,238)	(2,231)
Other assets	(4,254)	(1,625)
Net change in contract assets and liabilities	(7,751)	(295)
Accounts payable	32,840	836
Other accrued liabilities and income taxes payable	22,948	4,192
Net cash provided by operating activities of continuing operations	42,011	31,258
Cash flows from investing activities
Proceeds from sale or insurance settlements of property, plant and equipment	4,089	2,478
Purchase of property, plant and equipment	(18,696)	(10,641)
Acquisition of subsidiaries, net of cash acquired	(1,298,513)	—
Net cash used in investing activities of continuing operations	(1,313,120)	(8,163)
Cash flows from financing activities
Proceeds from issuance of common stock	1,767	1,544
Payments for taxes related to net share settlement of equity awards	(2,306)	(2,149)
Proceeds from revolving loan	175,000	182,000
Payments on revolving loan	(225,000)	(178,000)
Proceeds from long term debt	1,540,000	—
Payments of debt financing costs	(82,697)	—
Payments on long term debt	(153,250)	—
Repurchase and retirement of treasury stock	—	(21,233)
Payments of dividends	(8,418)	(8,510)
Net cash provided by (used in) financing activities of continuing operations	1,245,096	(26,348)
Effect of exchange rate changes on cash	2,501	(197)
Net cash provided by operating activities from discontinued operations	25,098	6,499
Net cash provided by investing activities from discontinued operations	(2,328)	(2,399)
Net cash used in financing activities from discontinued operations	—	—
Cash provided by discontinued operations	22,770	4,100
Net increase (decrease) in cash and cash equivalents	(742)	650
Cash and cash equivalents at beginning of period	15,082	14,837
Cash and cash equivalents at end of period	14,340	15,487
Less: Cash and cash equivalents from discontinued operations at end of period	(3,000)	(3,000)
Cash and cash equivalents from continuing operations at end of period	$11,340	$12,487

Supplemental disclosures of non-cash investing and financing activities
Cash paid for interest	$3,442	$3,304
Cash paid for income taxes	$10,065	$14,360
Issuance of preferred stock in exchange for convertible notes	$233,722	$—
Accrued dividends on Series A Preferred Stock	$1,040	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended August 31, 2022
	Series A Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount	Shares	Amount
Balance at May 31, 2022	—	$—	24,788	$24,788	$85,432	$604,039	$(26,700)	$687,559
Share-based compensation	—	—	—	—	2,772	—	—	2,772
Issuance of Series A convertible preferred stock in exchange for convertible debt	240	240	—	—	233,482	—	—	233,722
Common stock issued under stock-based plans and related income tax expense	—	—	22	22	(14)	—	—	8
Common stock issued under employee stock purchase plan	—	—	52	52	1,714	—	—	1,766
Accrued dividends on preferred stock	—	—	—	—	—	(1,040)	—	(1,040)
Cash dividends paid	—	—	—	—	—	(4,226)	—	(4,226)
Net income (loss)	—	—	—	—	—	(57,570)	—	(57,570)
Foreign currency translation	—	—	—	—	—	—	(3,370)	(3,370)
Balance at August 31, 2022	240	$240	24,862	$24,862	$323,386	$541,203	$(30,070)	$859,621

	Six Months Ended August 31, 2022
	Series A Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount	Shares	Amount
Balance at February 28, 2022	—	$—	24,688	$24,688	$85,847	$584,154	$(27,324)	$667,365
Share-based compensation	—	—	—	—	4,770	—	—	4,770
Issuance of Series A convertible preferred stock in exchange for convertible debt	240	240	—	—	233,482	—	—	233,722
Common stock issued under stock-based plans and related income tax expense	—	—	122	122	(2,428)	—	—	(2,306)
Common stock issued under employee stock purchase plan	—	—	52	52	1,715	—	—	1,767
Accrued dividends on preferred stock	—	—	—	—	—	(1,040)	—	(1,040)
Cash dividends paid	—	—	—	—	—	(8,418)	—	(8,418)
Net income (loss)	—	—	—	—	—	(33,493)	—	(33,493)
Foreign currency translation	—	—	—	—	—	—	(2,746)	(2,746)
Balance at August 31, 2022	240	$240	24,862	$24,862	$323,386	$541,203	$(30,070)	$859,621

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended August 31, 2021
	Series A Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount	Shares	Amount
Balance at May 31, 2021	—	$—	25,071	$25,071	$75,600	$559,173	$(22,433)	$637,411
Share-based compensation	—	—	—	—	2,871	—	—	2,871
Common stock issued under stock-based plans and related income tax expense	—	—	18	18	(66)	—	—	(48)
Common stock issued under employee stock purchase plan	—	—	41	41	1,503	—	—	1,544
Repurchase and retirement of treasury shares	—	—	(290)	(290)	—	(14,679)	—	(14,969)
Cash dividends paid	—	—	—	—	—	(4,265)	—	(4,265)
Net income	—	—	—	—	—	18,978	—	18,978
Foreign currency translation	—	—	—	—	—	—	(3,096)	(3,096)
Balance at August 31, 2021	—	$—	24,840	$24,840	$79,908	$559,207	$(25,529)	$638,426

	Six Months Ended August 31, 2021
	Series A Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount	Shares	Amount
Balance at February 28, 2021	—	$—	25,108	$25,108	$75,979	$547,289	$(25,084)	$623,292
Share-based compensation	—	—	—	—	4,682	—	—	4,682
Common stock issued under stock-based plans and related income tax expense	—	—	107	107	(2,256)	—	—	(2,149)
Common stock issued under employee stock purchase plan	—	—	41	41	1,503	—	—	1,544
Repurchase and retirement of treasury shares	—	—	(416)	(416)	—	(20,817)	—	(21,233)
Cash dividends paid	—	—	—	—	—	(8,510)	—	(8,510)
Net income	—	—	—	—	—	41,315	—	41,315
Foreign currency translation	—	—	—	—	—	(70)	(445)	(515)
Balance at August 31, 2021	—	$—	24,840	$24,840	$79,908	$559,207	$(25,529)	$638,426
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
On May 13, 2022, the Company completed the acquisition of the Precoat Metals business division (“Precoat”) of Sequa Corporation (“Sequa”), a portfolio company of global investment firm Carlyle. See Notes 2 and 11 for further discussion about Precoat. As a result of the Precoat Acquisition, the Company changed its reportable segments, and added AZZ Precoat Metals as a new reportable segment. See Note 6 for more information about the Company's segments.
The Company has three distinct operating segments: the AZZ Metal Coatings segment, the AZZ Precoat Metals segment and the AZZ Infrastructure Solutions segment. AZZ Metal Coatings provides hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries through 41 galvanizing plants and six surface technologies plants located in the United States and Canada. AZZ Precoat Metals provides advanced applications of protective and decorative coatings and related value-added services for steel and aluminum coil, primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation and other end markets. AZZ Precoat Metals operates through 13 plants located in the United States. AZZ Infrastructure Solutions is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in markets worldwide. As discussed in Note 3, on June 23, 2022, the Company entered into a definitive agreement whereby the Company will contribute its AZZ Infrastructure Solutions business, excluding AZZ Crowley Tubing, to a joint venture and sell a 60% interest in the joint venture to Fernweh AIS Acquisition LP. The AZZ Infrastructure Solutions segment is now classified as assets held for sale and is reported as discontinued operations, and financial data for the segment has been segregated and presented as discontinued operations for all periods presented. See Note 3 and Note 13 for additional information about the Company's discontinued operations and consummation of the joint venture.
Presentation
The accompanying condensed consolidated balance sheet as of February 28, 2022 was derived from audited financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2022, included in the Company’s Annual Report on Form 10-K covering such period.  Certain previously reported amounts have been reclassified to conform to current period presentation. See Note 3 for more information about results of operations and assets and liabilities reclassified as assets held for sale and reported in discontinued operations in the consolidated balance sheets, statements of operations and statements of cash flows as of and for the three and six months ended August 31, 2022 and as of February 28, 2022.
The Company's fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ending February 28, 2023 is referred to as fiscal 2023.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of August 31, 2022, the results of its operations for the three and six months ended August 31, 2022 and 2021, and cash flows for the six months ended August 31, 2022 and 2021. The interim results reported herein are not necessarily indicative of results for a full year.
Coronavirus (COVID-19) and Business Environment
While we continue to support our customers, there remains continuing uncertainties regarding to what extent, if any, that the COVID-19 pandemic, or newly identified variants of COVID-19, or additional regulatory requirements, will ultimately have on the demand for our products and services or with our supply chain or our employees. We expect continued uncertainty in our business and the global economy due to the duration and intensity of the COVID-19 pandemic, pressure from inflation, supply chain disruptions, and volatility in employment trends and consumer confidence which may impact our results.
The impact of COVID-19 to the Company's personnel and operations has been limited during the second quarter of fiscal 2023. However, labor market shortages and supply chain challenges have continued during the quarter, resulting in increased operating expenses as the constrained labor market and supply chain disruptions impacted the availability and cost of skilled labor and materials. Disruptions to certain parts of our supply chain have, in certain cases, limited our ability to fulfill demand in the future. The extent of COVID-19's impact on our business will depend on future developments, including the continued new variants and surges in the spread of COVID-19, the Company's continued ability to source and distribute its products, the impact of COVID-19 on capital and financial markets, and the related impact on consumer confidence and spending, all of which are uncertain and difficult to predict, considering the continuously evolving landscape. Accordingly, our financial condition, results of operations or cash flows could be impacted in ways that we are not able to predict today.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. ("ASU") 2021-08, Business combinations (Topic 805): Accounting for Contract Assets and Contract liabilities from Contracts with Customers (ASU 2021-08"), which requires contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") at the acquisition date as if the acquirer had originated the contracts rather than adjust them to fair value. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2021-08 during the first quarter of fiscal 2023. The adoption of ASU 2021-08 did not have a material impact on the Company's financial condition, results of operations or cash flows as of August 31, 2022, including the acquisition of Precoat Metals during the first quarter of fiscal 2023.
In March 2020 and as clarified in January 2021, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. An entity may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date between March 12, 2020 and December 31, 2022. The Company continues to evaluate its contracts and transactions for the potential application of ASU 2020-04, but there has been no material impact to its financial condition, results of operations, or cash flows as of August 31, 2022.
2. Acquisitions
Precoat Acquisition
On May 13, 2022, the Company acquired Precoat for a purchase price of approximately $1.3 billion (the "Precoat Acquisition"). Headquartered in St. Louis, Missouri, Precoat is the leading independent provider of metal coil coating solutions in North America. Precoat engages in the advanced application of protective and decorative coatings and related value-added services for steel and aluminum coil primarily serving the construction; appliance; heating, ventilation and air conditioning (HVAC); container; transportation and other end markets. The acquisition represents a continued transition of the Company from a diverse holding company to a focused provider of coating and galvanizing services for critical applications.
The Precoat Acquisition was funded primarily with proceeds from the Term Loan B. See Note 7 for a description of the Term Loan B. The Company incurred acquisition costs of $12.6 million for the six months ended August 31, 2022, which are included in "Selling, general and administrative" expense in the accompanying condensed consolidated statements of operations. AZZ Precoat Metals contributed revenue of $284.6 million and operating income of $42.9 million to the Company's condensed consolidated statements of operations from May 13, 2022, through August 31, 2022.
The Company accounted for the Precoat Acquisition as a business combination under the acquisition method of accounting. Goodwill from the acquisition of $547.9 million represents the excess purchase price over the estimated value of net tangible and intangible assets and liabilities assumed, and is expected to be deductible for income tax purposes. The Company's chief operating decision maker will assess performance and allocate resources to Precoat separately from the AZZ Metal Coatings and AZZ Infrastructure Solutions segments; therefore, Precoat will be accounted for as a separate segment, the AZZ Precoat Metals segment. See Note 6 for more information about the Company's segments. Goodwill from the acquisition was allocated to the AZZ Precoat Metals segment. Assets acquired and liabilities assumed in the Precoat Acquisition were recorded at their estimated fair values as of the acquisition date. See Note 12 for additional information about the environmental liabilities assumed as part of the Precoat Acquisition.

The Company has not finalized these estimates as of the date of this report; therefore, the fair value estimates set forth below are subject to adjustment during the measurement period following the acquisition date. The final allocation of purchase consideration could include changes in the estimated fair value of working capital (including accounts receivable, inventories, contract assets, prepaid assets, account payable and accrued liabilities), right-of-use assets and lease liabilities, property, plant and equipment, intangible assets and other long-term liabilities. Adjustments in the purchase price allocation may require a change in the amount allocated to goodwill during the period in which the adjustments are determined.
When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. The Company has engaged third-party valuation experts to assist in determination of fair value of property and equipment, intangible assets, pension benefit obligation and certain other assets and liabilities. Preliminary estimates from third-party experts along with the analysis and expertise of management have formed the basis for the preliminary allocation. Detailed analysis and review of the condition, existence and utility of assets acquired, and assumptions inherent in the estimation of fair value of intangible assets and pension obligation is currently ongoing. Management believes that the current information provides a reasonable basis for estimating fair values of assets acquired and liabilities assumed. These estimates, judgments and assumptions are subject to change and should be treated as preliminary values as there could be significant changes upon final valuation. The Company expects to complete the final valuations within one year of the acquisition date.
The following table represents the preliminary summary of the assets acquired and liabilities assumed, in aggregate, related to the Precoat Acquisition, as of the date of the acquisition (in thousands):

May 13, 2022
Assets
Accounts receivable	$77,422
Inventories	43,369
Contract assets	70,731
Prepaid expenses and other	2,245
Property, plant and equipment	306,953
Right-of-use asset	10,954
Goodwill	547,894
Intangibles and other assets	446,746
Total fair value of assets acquired	$1,506,314
Liabilities
Accounts payable	$(99,223)
Accrued expenses	(31,781)
Other accrued liabilities	(3,741)
Customer deposits	(1,574)
Lease liability, short-term	(1,706)
Lease liability, long-term	(9,248)
Deferred tax liabilities	(3,100)
Other long-term liabilities	(56,711)
Total fair value of liabilities assumed	(207,084)
Total Purchase Price, net of cash acquired	$1,299,230
During the three months ended August 31, 2022, the Company made adjustments to the assets acquired for Inventories, Property, plant and equipment, Goodwill and Intangibles and other assets. As a result of these changes, for the three months ended August 31, 2022, the Company recorded additional depreciation and amortization expense of approximately $0.1 million related to the first quarter of fiscal 2023.
DAAM Acquisition
On February 28, 2022, the Company entered into an agreement to acquire all the outstanding shares of DAAM Galvanizing Co. Ltd. ("DAAM"), a privately held hot-dip galvanizing company based in Edmonton, Alberta Canada, for approximately $35.5 million. DAAM currently operates two galvanizing facilities in Canada; one located in Edmonton, Alberta and a second in Saskatoon, Saskatchewan, as well as a service depot in Calgary, Alberta. The addition of DAAM expanded the Company's geographical coverage in the Northwest and enhanced the scope of metal coatings solutions in Canada. The business is included in the Company's AZZ Metal Coatings segment. The goodwill arising from this acquisition was allocated to the AZZ

Metal Coatings segment, and the Company estimates that approximately 50% of the goodwill amount is expected to be deductible for income tax purposes.
The Company has engaged third-party valuation experts to assist with the purchase price allocation, the recorded valuation of property and equipment, intangible assets and certain other assets and liabilities. Preliminary estimates from third-party experts along with the analysis and expertise of management have formed the basis for the preliminary allocation. As of August 31, 2022, the purchase price allocation for certain assets acquired has not been finalized, including property, plant and equipment and intangible assets. As such, the fair values of the assets acquired and liabilities assumed should be treated as preliminary values as there could be significant changes upon final valuation.
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
Unaudited Pro Forma Information

The following unaudited pro forma financial information for the three and six months ended August 31, 2022 and 2021 combines the historical results of the Company and the acquisitions of Precoat Metals and DAAM, assuming that the companies were combined as of March 1, 2021 and include business combination accounting effects from the Precoat Acquisition, including amortization charges from acquired intangible assets, depreciation expense on acquired property, plant and equipment, interest expense on the financing transactions used to fund the Precoat Acquisition, acquisition-related transaction costs and tax-related effects. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of Precoat Metals and DAAM had taken place on March 1, 2021 or of future operating performance.

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Revenue	$406,710	$335,906	$806,864	$642,383
Net income from continuing operations	$25,120	$39,520	$42,085	$64,025

3. Discontinued Operations
In fiscal 2023, the Company continued to execute its plan to divest of non-core businesses. On June 23, 2022, the Company and Fernweh Group LLC ("Fernweh"), jointly entered into a definitive agreement whereby AZZ will contribute its AZZ Infrastructure Solutions segment (“AIS”) to AIS Investment Holdings LLC (the “AIS JV”), and sell a 60% interest in the AIS JV to Fernweh at an implied enterprise value of AIS of $300.0 million.

Management has committed to a plan to divest substantially all of the AIS segment prior to August 31, 2022, and has classified the AIS business as held for sale in the accompanying interim consolidated balance sheets. As part of recognizing the business as held for sale in accordance with GAAP, the Company is required to measure AIS at the lower of its carrying amount or fair value less cost to sell. As a result of this analysis, for the three months ended August 31, 2022, the Company recognized an estimated non-cash, pre-tax loss on disposal of approximately $114.9 million, which is included in "Estimated loss on disposal of discontinued operations" in the consolidated statements of operations. The estimated loss was determined by comparing the fair value of the consideration received for the sale of a 60% interest in the AIS JV and the fair value of the Company’s retained 40% investment in the AIS JV with the net assets of the AIS JV immediately prior to the transaction. The fair value of the Company’s retained investment in the AIS JV was determined in a manner consistent with the transaction price received for the sale of the 60% interest in the AIS JV.
Upon closing of the transaction (which occurred on September 30, 2022), the AIS JV will be deconsolidated and the Company's retained 40% interest in the joint venture will be accounted for under the equity method of accounting. The transaction closed on September 30, 2022. The proceeds from the sale consisted of approximately $108.0 million, as well as $120.0 million that was funded by committed debt financing taken on by the AIS JV immediately prior to the closing of the sale. See Note 13 for further information.
The divestiture of the AZZ Infrastructure Solutions segment represents a strategic shift in our operations and will allow us to become a predominantly metal coatings focused company. As a result, the results of the AIS segment were classified as discontinued operations in our condensed statements of operations and excluded from both continuing operations and segment results for all periods presented.

We have separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of August 31, 2022 and February 28, 2022, and consist of the following (in thousands):

	August 31, 2022	February 28, 2022
Current assets of discontinued operations:
Cash and cash equivalents	$3,000	$3,000
Accounts receivable	67,321	81,911
Inventories
Raw materials	47,665	36,581
Work-in-process	11,072	6,445
Finished goods	1	77
Contract assets	80,214	71,762
Prepaid expenses and other	5,795	1,888
Total current assets of discontinued operations	215,068	201,664
Long-term assets of discontinued operations:
Property, plant and equipment	35,841	37,490
Right-of-use asset	26,322	29,332
Goodwill	195,222	195,222
Intangibles and other	42,454	42,442
Deferred tax asset	1,569	1,726
Less: Impairment of carrying amount of net assets held for sale to estimated sales price	(114,900)	—
Total non-current assets of discontinued operations	186,508	306,212
Total assets of discontinued operations	$401,576	$507,876
Current liabilities of discontinued operations:
Accounts payable	$24,204	$19,146
Income tax payable	46	(264)
Accrued salaries and wages	8,769	11,301
Other accrued liabilities	9,250	11,219
Customer deposits	309	387
Contract liabilities	33,508	42,465
Lease liability, short-term	3,846	4,029
Total current liabilities of discontinued operations	79,932	88,283
Long-term liabilities of discontinued operations:
Lease liability, long-term	21,621	24,207
Total long-term liabilities of discontinued operations	21,621	24,207
Total liabilities of discontinued operations	$101,553	$112,490

The results of operations from discontinued operations for the three and six months ended August 31, 2022 and 2021, have been reflected as discontinued operations in the consolidated statements of operations and consist of the following (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Sales	$106,660	$85,013	$213,924	$185,624
Cost of sales	84,826	66,341	167,686	145,169
Gross margin	21,834	18,672	46,238	40,455

Selling, general and administrative	9,710	12,106	22,114	24,603
Estimated loss on disposal of discontinued operations	114,900	—	114,900	—
Operating income (loss) from discontinued operations	(102,776)	6,566	(90,776)	15,852

Interest expense	5	23	6	61
Other (income) expense, net	3,443	873	4,268	(36)
Income (loss) from discontinued operations before income tax	(106,224)	5,670	(95,050)	15,827
Income tax (benefit) expense	(23,534)	960	(21,072)	393
Net income (loss) from discontinued operations	$(82,690)	$4,710	$(73,978)	$15,434
Earnings per common share from discontinued operations:
Basic earnings (loss) per share	$(3.33)	$0.19	$(2.99)	$0.62
Diluted earnings (loss) per share	$(2.85)	$0.19	$(2.70)	$0.61

We have included the net cash provided by discontinued operations in the consolidated statements of cash flows. The depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the discontinued operation for the six months ended August 31, 2022 and 2021, consists of the following (in thousands):

	Six Months Ended August 31,
	2022	2021
Amortization and depreciation	$6,248	$6,171
Purchase of property, plant and equipment	$2,878	$2,458
Estimated non-cash loss on disposal of discontinued operations	$114,900	$—

4. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if any potentially dilutive securities and were converted into common shares during the period. Potentially dilutive securities include restricted stock units, convertible notes and preferred stock. For the three and six months ended August 31, 2022, all potentially dilutive securities were excluded from diluted earnings per share as their effect would have been anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share from continuing, discontinued, and consolidated operations (in thousands, except per share data):

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Numerator:
Net income from continuing operations	$25,120	$14,268	$40,485	$25,881
Dividends on preferred stock	(1,040)	—	(1,040)	—
Net income from continuing operations available to common shareholders	24,080	14,268	39,445	25,881
After-tax interest expense for Convertible Notes	2,006	—	2,554	—
Dividends on preferred stock	1,040	—	1,040	—
Numerator for diluted earnings per share continuing operations	$27,126	$14,268	$43,039	$25,881

Net income (loss) from discontinued operations	$(82,690)	$4,710	$(73,978)	$15,434

Consolidated net income (loss) available to common shareholders	$(58,610)	$18,978	$(34,533)	$41,315
After-tax interest expense for Convertible Notes	2,006	—	2,554	—
Dividends on preferred stock	1,040	—	1,040	—
Numerator for diluted earnings per share consolidated net income (loss) available to common shareholders	$(55,564)	$18,978	$(30,939)	$41,315
Denominator:
Weighted average shares outstanding for basic earnings per share	24,836	24,947	24,772	24,999
Effect of dilutive securities:
Employee and director stock awards	106	188	172	217
Convertible Notes	2,953	—	1,902	—
Series A Convertible Preferred Stock	1,164	—	582	—
Denominator for diluted earnings per share	29,059	25,135	27,428	25,216

Earnings per common share from continuing operations:
Basic earnings per share	$0.97	$0.57	$1.59	$1.04
Diluted earnings per share	$0.93	$0.57	$1.57	$1.03
Earnings per common share from discontinued operations:
Basic earnings per share	$(3.33)	$0.19	$(2.99)	$0.62
Diluted earnings per share	$(2.85)	$0.19	$(2.70)	$0.61
Earnings per common share from consolidated operations:
Basic earnings per share	$(2.36)	$0.76	$(1.39)	$1.65
Diluted earnings per share	$(1.91)	$0.76	$(1.13)	$1.64

For the three months ended August 31, 2022 and 2021, 102,616 and 150,171 shares, respectively, were excluded from the calculation of diluted earnings per share because the effect would be antidilutive. For the six months ended August 31, 2022 and 2021, 57,025 and 130,764 shares, respectively, were excluded from the calculation of diluted earnings per share because the effect would be antidilutive. These shares could be dilutive in future periods.

5. Sales
Disaggregated Sales
The following table presents disaggregated sales by customer industry (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Sales:
Construction	$220,657	$30,231	$289,882	$65,163
Industrial	41,214	28,862	79,182	65,163
Consumer	38,340	—	45,421	—
Transportation	36,825	25,337	69,097	49,524
Electrical/Utility	24,172	15,996	46,452	39,098
Other	45,502	31,008	83,810	41,702
Total sales	$406,710	$131,434	$613,844	$260,650
See Note 6 for sales information by segment.
Contract Assets and Liabilities
The timing of sales recognition, billings and cash collections results in accounts receivable, contract assets (unbilled receivables), and contract liabilities (customer advances and deposits) on the consolidated balance sheets, primarily related to the AZZ Precoat Metals segment. The Company periodically receives advances or deposits from customers, before sales are recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.
Contract assets and contract liabilities were $82.9 million and $1.6 million, respectively, as of August 31, 2022. The Company did not record any sales for the three or six months ended August 31, 2022 or 2021 related to performance obligations satisfied in prior periods.

6. Operating Segments
Segment Information
The Company has three distinct operating segments: the AZZ Metal Coatings segment, the AZZ Precoat Metals segment and the AZZ Infrastructure Solutions segment. The AIS Joint Venture agreement discussed in Note 3 resulted in our AZZ Infrastructure Solutions segment being classified within discontinued operations, with the exception of AZZ Crowley Tubing. See Note 3 for the results of operations related to the AZZ Infrastructure Solutions segment.
The AZZ Metal Coatings segment provides hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries through facilities located throughout the United States and Canada. Hot-dip galvanizing is a metallurgical process in which molten zinc reacts to steel. The zinc alloying provides corrosion protection and extends the life-cycle of fabricated steel for several decades.
The AZZ Precoat Metals segment provides aesthetic and corrosion protective coatings and related value-added services for steel and aluminum coil, primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation and other end markets in the United States.
The AZZ Infrastructure Solutions segment provides specialized products and services designed to support primarily industrial and electrical applications. The product offerings include custom switchgear, electrical enclosures, medium and high voltage bus ducts, explosion proof and hazardous duty lighting and tubular products. The AZZ Infrastructure Solutions segment also focuses on life-cycle extension for the power generation, refining and industrial infrastructure, through providing automated weld overlay solutions for corrosion and erosion mitigation.

Sales and operating income from continuing operations by segment for each period were as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Sales:
Metal Coatings	$165,849	$131,434	$329,293	$260,650
Precoat Metals	240,861	—	284,551	—
Total sales	$406,710	$131,434	$613,844	$260,650

Operating income:
Metal Coatings	$44,996	$32,047	$90,266	$63,961
Precoat Metals	36,213	—	42,861	—
Corporate(1)	(17,068)	(12,085)	(41,077)	(22,573)
Total operating income from continuing operations	$64,141	$19,962	$92,050	$41,388
(1) Includes expenditures of $2.7 million and $15.2 million for the three and six months ended August 31, 2022, related to the Precoat Acquisition and the divestiture of the AZZ Infrastructure Solutions segment.

Asset balances by segment for each period were as follows (in thousands):

	August 31, 2022	February 28, 2022
Total assets:
Metal Coatings	$594,116	$578,885
Precoat Metals	1,528,250	—
Corporate	60,805	46,266
Discontinued operations:
Infrastructure Solutions	401,576	507,876
Total	$2,584,747	$1,133,027

Financial Information About Geographical Areas
The following table presents sales by geographic region for each period (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Sales:
United States	$393,835	$122,871	$588,195	$243,449
International	12,875	8,563	25,649	17,201
Total	$406,710	$131,434	$613,844	$260,650

The following table presents fixed assets by geographic region for each period (in thousands):

	August 31, 2022	February 28, 2022
Property, plant and equipment, net:
United States	$472,001	$167,634
Canada	24,124	25,724
Total	$496,125	$193,358

7. Debt
The Company's debt consisted of the following for each of the periods presented (in thousands):

	August 31, 2022	February 28, 2022
Revolving Credit Facility	$27,000	$77,000
2020 Senior Notes	—	150,000
Term Loan B	1,296,750	—
Total debt, gross	1,323,750	227,000
Unamortized debt issuance costs	(72,580)	(516)
Total debt, net	1,251,170	226,484
Less amount due within one year	(13,000)	—
Total debt due after one year, net	$1,238,170	$226,484

2021 Credit Agreement
On July 8, 2021, the Company entered into a five-year unsecured revolving credit facility under a credit agreement, by and among the Company, borrower, Citibank, N.A., as administrative agent and the other agents and lender parties thereto (the “2021 Credit Agreement”). The 2021 Credit Agreement was scheduled to mature in July 2026 and includes the following significant terms;

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

2022 Credit Agreement and Term Loan B

On May 13, 2022, the Company replaced the 2021 Credit Agreement with a new Credit Agreement (the "2022 Credit Agreement") by and among the Company, borrower, Citibank, N.A., as administrative and collateral agent, and the other agents and lender parties thereto the 2022 Credit Agreement. The 2022 Credit Agreement includes the following significant terms;

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
v.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions, and;
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
The effective interest rate for the 2022 Credit Facility and the Term Loan B was 6.92% at August 31, 2022.
The Company's credit agreement requires the Company to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 6.25 through November 2022. For each subsequent quarter, the maximum ratio decreases by 25 basis points through May 31, 2024, when the maximum Total Net Leverage Ratio reaches 4.5.
See Note 13 for a description of repayments on the Term Loan B and the Revolving Credit facility subsequent to August 31, 2022.

Convertible Subordinated Notes

On May 13, 2022, the Company completed the issuance of $240.0 million aggregate principal amount of 6.00% convertible subordinated notes due June 30, 2030 (the "Convertible Notes") pursuant to the Securities Purchase Agreement (the "Securities Purchase Agreement") with BTO Pegasus Holdings DE L.P., a Delaware limited partnership (together with its assignees, "Blackstone"), an investment vehicle of funds affiliated with Blackstone Inc. Interest on the Convertible Notes was payable quarterly, on March 31, June 30, September 30 and December 31. The Convertible Notes were exchanged for 240,000 shares of the Company's 6.0% Series A Convertible Preferred Stock on August 5, 2022, following the receipt of shareholder approval for the issuance of preferred shares. See Note 10 for a description of the preferred stock.
The Company used the proceeds of the Convertible Notes to fund the Company’s Precoat Acquisition.

The Company's debt agreements require the Company to maintain certain affirmative and negative covenants. As of August 31, 2022, the Company was in compliance with all covenants and other requirements set forth in the debt agreements.

8. Leases
The Company is a lessee under various leases for facilities and equipment. As of August 31, 2022, the Company was the lessee for 169 operating leases with terms of 12 months or more and 15 finance leases. Many of the operating leases either have renewal options of between one and five years or convert to month-to-month agreements at the end of the specified lease term.

The Company’s operating leases are primarily for (i) operating facilities, (ii) vehicles and equipment used in operations, (iii) facilities used for back-office functions, (iv) equipment used for back-office functions, and (v) temporary storage. The majority of the Company’s long-term lease expenses have both a fixed and variable component.
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
The Company’s future lease commitments as of August 31, 2022 do not reflect the entirety of the Company’s short-term lease commitments.
The following table outlines, for the Company's continuing operations, the classification of the Company's right-of-use assets and lease liabilities in the consolidated balance sheets as of August 31, 2022 and fiscal year end 2022 (in thousands):

Balance Sheet	Classification	August 31, 2022	February 28, 2022
Assets
Right-of-use assets	Right-of-use assets	$25,550	$13,954
Liabilities
Operating lease liabilities ― ST	Lease liability - short-term	5,186	3,131
Operating lease liabilities ― LT	Lease liability - long-term	20,185	10,798
Finance lease liabilities ― ST	Lease liability - short-term	200	158
Finance lease liabilities ― LT	Lease liability - long-term	756	605
Supplemental information related to the Company's portfolio of operating leases was as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Operating cash flows from operating leases included in lease liabilities	$2,816	$2,257	$5,224	$4,534
Lease liabilities obtained from new ROU assets - operating	2,638	473	13,753	13,120
Operating and financing cash flows from financing leases included in lease liabilities	60	20	112	38
Lease liabilities obtained from new ROU assets - financing	360	14	398	14

	August 31, 2022	February 28, 2022
Weighted-average remaining lease term - operating leases (years)	7.11	7.90
Weighted-average discount rate - operating leases	4.47%	4.56%
Weighted-average remaining lease term - financing leases (years)	4.67	4.73
Weighted-average discount rate - financing leases	4.11%	2.95%

The following table outlines the classification of lease expense related to operating leases from continuing operations, in the statements of income (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Cost of sales	$3,214	$1,659	$5,283	$3,215
Selling, general and administrative	567	344	941	601
Total lease expense	$3,781	$2,003	$6,224	$3,816

As of August 31, 2022, maturities of the Company's lease liabilities, excluding lease liabilities associated with our discontinued operations, were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2023	$3,106	$117	$3,223
2024	5,940	234	6,174
2025	5,368	234	5,602
2026	4,642	188	4,830
2027	3,789	163	3,952
Thereafter	5,626	118	5,744
Total lease payments	28,471	1,054	29,525
Less imputed interest	(3,100)	(98)	(3,198)
Total	$25,371	$956	$26,327

9. Income Taxes
The following table outlines income or loss and the related tax expense (benefit) from discontinued operations for the three and six months ended August 31, 2022 and 2021 (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Income from discontinued operations before income taxes	$8,676	$5,670	$19,850	$15,827
Income tax expense	(1,939)	(960)	(4,401)	(393)
Income from discontinued operations, net of tax	$6,737	$4,710	$15,449	$15,434

Estimated loss on disposal of discontinued operations	$(114,900)	$—	$(114,900)	$—
Income tax benefit	25,473	—	25,473	—
Estimated loss on disposal of discontinued operations, net of tax	$(89,427)	$—	$(89,427)	$—
The provision for income taxes from continuing operations reflects an effective tax rate of 30.1% for the three months ended August 31, 2022, compared to 21.5% for the three months ended August 31, 2021. The increase in the effective tax rate was primarily attributable to a decrease of available research and development tax credits, as well as the relative mix of earnings across the jurisdictions within which we operate.
The provision for income taxes from discontinued operations reflects an effective tax rate of 22.2% for the three months ended August 31, 2022, compared to 16.9% for the three months ended August 31, 2021. The increase is related to an unfavorable permanent adjustment for goodwill that, for tax purposes, is non-deductible.

For the six months ended August 31, 2022, the effective tax rate from continuing operations was 28.2%, compared to 31.9% for the prior year comparable period. The current year decrease in the effective tax rate is the result of unfavorable adjustments related to uncertain tax positions recorded in the prior year comparable period.

The provision for income taxes from discontinued operations reflects an effective tax rate of 22.2% for the six months ended August 31, 2022, compared to 16.9% for the three months ended August 31, 2021. The increase is related to an unfavorable permanent adjustment for goodwill that, for tax purposes, is non-deductible.

10. Equity
2020 Share Authorization
On November 10, 2020, the Company's Board of Directors authorized a $100 million share repurchase program, pursuant to which the Company may repurchase its Common Stock (the “2020 Share Authorization”). Repurchases under the 2020 Share Authorization will be made through open market and/or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when the Company might otherwise be precluded from doing so.
During the six months ended August 31, 2022, to prioritize repayments of debt, including debt incurred to finance the Precoat Acquisition, the Company did not repurchase shares of common stock under the 2020 Share Authorization. During the six months ended August 31, 2021, the Company repurchased 416,279 shares of common stock for $21.2 million, or $51.01 per share.
Series A Convertible Preferred Stock
On August 5, 2022, the Company exchanged the Convertible Notes for 240,000 shares of 6.0% Series A Convertible Preferred Stock, following the receipt of shareholder approval for the issuance of preferred stock. The Series A Preferred Stock is convertible by the holder at any time into shares of the Company's common stock at a conversion price of $58.30 per common share. The preferred stock accumulates a 6.0% dividend per annum. Dividends are payable quarterly on March 31, June 30, September 30 and December 31 of each year. In addition, the preferred shares are subject to a minimum conversion threshold of 1,000 shares per conversion, and customary anti-dilution and dividend adjustments. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference.
As of August 31, 2022, the 240,000 shares of outstanding preferred stock had accrued dividends of $1.0 million and could be converted into 4.1 million shares of common stock, at the option of the holder.

As of February 28, 2022, there were no shares of outstanding preferred stock and no accrued dividends since the Convertible Notes were exchanged for the Series A Preferred Stock on August 5, 2022.

11. Defined Benefit Pension Plan

In the Company's AZZ Precoat Metals segment, certain employees participate in a defined benefit pension plan sponsored and administered by the Company. The pension plan calls for benefits to be paid to eligible employees at retirement, based primarily upon years of service and compensation rates near retirement. The plan is closed to new participants, while those participants already in the plan continue to accrue benefits. In conjunction with the acquisition of Precoat Metals, the Company assumed an accumulated benefit obligation in excess of related plan assets associated with the defined benefit pension plan of $32.7 million, which is included in "Other long-term liabilities" in the consolidated balance sheets. See Note 2 for a discussion of the acquisition of Precoat Metals.
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

Environmental
The Company assumed certain environmental liabilities as part of the Precoat Acquisition described in Note 2. As of August 31, 2022, the balance of these liabilities was $22.2 million, of which $1.7 million is classified as current. Environmental remediation liabilities include costs directly associated with site investigation and clean up, such as materials, external contractor costs, legal and consulting expenses and incremental internal costs directly related to the remedy. Estimates used to record environmental remediation liabilities are based on the Company's best estimate of probable future costs based on site-specific facts and circumstances known at the time of the estimate and these estimates are updated on a quarterly basis. Estimates of the cost for the likely remedy are developed using internal resources or by third-party environmental engineers or other service providers.
The Company accrues the anticipated cost of environmental remediation when the obligation is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. While any revisions to the Company's environmental remediation liabilities could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.
13. Subsequent Events
AIS Joint Venture
On September 30, 2022, the Company completed the previously announced joint venture between the Company and Fernweh Group LLC ("Fernweh"). Under the agreement with Fernweh, AZZ contributed its AZZ Infrastructure Solutions segment (“AIS”) to AIS Investment Holdings LLC (the “AIS JV”), and sold a 60% controlling interest in the AIS JV to Fernweh at an implied enterprise value of AIS of $300.0 million. The Company received proceeds from the sale of approximately $108.0 million, as well as $120.0 million that was funded by committed debt financing taken on by the AIS JV immediately preceding the transaction. Following the close of the joint venture transaction, the AIS segment will be deconsolidated and the Company's 40% joint venture investment will be accounted for under the equity method of accounting. The Company used the cash received from the transaction to repay $210.0 million on the Term Loan B, $15.0 million on the Revolving Credit Facility and $3.0 million for working capital purposes. See Note 3 for further information about the AIS segment.
Interest Rate Swap
We manage our exposure to fluctuations in interest rates using a mix of fixed and variable-rate debt. We utilize fixed rate interest rate swap agreements to change the variable interest rate to a fixed rate on a portion of our variable-rate debt.
On September 27, 2022, the Company entered into a fixed-rate interest rate swap agreement, amended to October 31, 2022 to change the SOFR-based component of the interest rate on a portion of the Company's variable-rate debt to a fixed rate of 4.277% (the “2022 Swap”). The 2022 Swap has a notional amount of $550.0 million and a maturity date of September 30, 2025. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments on the first $550.0 million of variable-rate debt attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2022 Swap as a cash flow hedge at inception. Cash settlements of the 2022 Swap are recognized in interest expense.

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

Coronavirus (COVID-19)
While we continue to support our customers, there remains continuing uncertainties regarding to what extent, if any, that the COVID-19 pandemic, or newly identified variants of COVID-19, or additional regulatory requirements, will ultimately have on the demand for our products and services or with our supply chain or our employees. We expect continued uncertainty in our business and the global economy due to the duration and intensity of the COVID-19 pandemic, pressure from inflation, supply chain disruptions, and volatility in employment trends and consumer confidence which may impact our results.
The impact of COVID-19 to the Company's personnel and operations has been limited during the second quarter of fiscal 2023. However, labor market shortages and supply chain challenges have continued during the quarter, resulting in increased operating expenses as the constrained labor market and supply chain disruptions impacted the availability and cost of skilled labor and materials. Disruptions to certain parts of our supply chain have, in certain cases, limited our ability to fulfill demand in the future. The extent of COVID-19's impact on our business will depend on future developments, including the continued new variants and surges in the spread of COVID-19, the Company's continued ability to source and distribute its products, the impact of COVID-19 on capital and financial markets, and the related impact on consumer confidence and spending, all of which are uncertain and difficult to predict, considering the continuously evolving landscape. Accordingly, our financial condition, results of operations or cash flows could be impacted in ways that we are not able to predict today.
Overview
The Company has three distinct operating segments: the AZZ Metal Coatings segment, the AZZ Precoat Metals segment and the AZZ Infrastructure Solutions segment. The AZZ Infrastructure Solutions segment (excluding AZZ Crowley Tubing) is now reported as discontinued operations, and financial data for the segment has been segregated and presented as discontinued operations for all periods presented. See Note 3 to our consolidated financial statements for additional information. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment.  We use sales and operating income by segment to evaluate the performance of our segments.  Segment operating income consists of sales less cost of sales and selling, general and administrative expenses that are specifically identifiable to a segment.  For a reconciliation of operating income from continuing operations by segment to consolidated operating income from continuing operations, see Note 6 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Recent Developments
Acquisitions
On May 13, 2022, the Company completed the Precoat acquisition for a purchase price of approximately $1.3 billion (the "Precoat Acquisition"). Headquartered in St. Louis, Missouri, Precoat is the leading independent provider of metal coil coating solutions in North America. Precoat engages in the advanced application of protective and decorative coatings and related value-added services for steel and aluminum coil primarily serving the construction; appliance; heating, ventilation and air conditioning (HVAC); container; transportation and other end markets. The acquisition represents a continued transition of the Company from a diverse holding company to a focused provider of coating and galvanizing services for critical applications.
Divestiture of AZZ Infrastructure Solutions Business
On June 23, 2022, the Company and Fernweh Group LLC ("Fernweh"), jointly entered into a definitive agreement whereby AZZ will contribute its AZZ Infrastructure Solutions segment (“AIS”) to AIS Investment Holdings LLC (the “AIS JV”), and sell a 60% controlling interest in the AIS JV to Fernweh at an implied enterprise value of AIS of $300.0 million. See "Liquidity and Capital Resources—AIS Joint Venture" section below for further discussion of the AIS JV.

QUARTER ENDED AUGUST 31, 2022 COMPARED TO THE QUARTER ENDED AUGUST 31, 2021

Segment Sales
The following table reflects the breakdown of sales by segment (in thousands):

	Three Months Ended August 31,
	2022	2021
Sales:
Metal Coatings	$165,849	$131,434
Precoat Metals	240,861	—
Total Sales	$406,710	$131,434

For the three months ended August 31, 2022 (the "current quarter"), consolidated sales increased $275.3 million, or 209.4%, compared to the three months ended August 31, 2021 (the "prior year quarter"). Sales for the AZZ Metal Coatings segment increased $34.4 million, or 26.2%, for the current quarter, compared to the prior year quarter. The increase was primarily due to improved price realization for our superior quality and service and an increase in the volume of steel galvanized.
Sales for the AZZ Precoat Metals segment, which was acquired on May 13, 2022, were $240.9 million for the current quarter.
Segment Operating Income
The following table reflects the breakdown of operating income by segment (in thousands):

	Three Months Ended August 31, 2022				Three Months Ended August 31, 2021
	Metal Coatings	Precoat Metals	Corporate	Total	Metal Coatings	Precoat Metals	Corporate	Total
Operating income (loss) from continuing operations:
Sales	$165,849	$240,861	$—	$406,710	$131,434	$—	$—	$131,434
Cost of sales	116,437	188,718	—	305,155	94,991	—	—	94,991
Gross margin	49,412	52,143	—	101,555	36,443	—	—	36,443
Selling, general and administrative	4,416	15,930	17,068	37,414	4,396	—	12,085	16,481
Total operating income (loss) from continuing operations	$44,996	$36,213	$(17,068)	$64,141	$32,047	$—	$(12,085)	$19,962
Operating income for the AZZ Metal Coatings segment increased $12.9 million, or 40.4%, for the current quarter, compared to the prior year quarter. The current quarter increase was due to improved sales as described above and improved operational efficiencies in our Surface Technologies platform.
Operating income for the AZZ Precoat Metals segment, which was acquired on May 13, 2022, was $36.2 million for the current quarter.
Corporate expenses increased $5.0 million, or 41.2%, for the current quarter, compared to the prior year quarter. The increase is primarily due to acquisition costs related to the Precoat Acquisition and the AIS joint venture.
Interest Expense
Interest expense for the current quarter increased $26.4 million, to $28.1 million, compared to $1.7 million for the prior year quarter. The significant increase in interest expense was primarily attributable to the additional debt that was obtained in conjunction with the Precoat Acquisition, including the Term Loan B of $1.3 billion and the Convertible Notes of $240.0 million.

Income Taxes

The provision for income taxes from continuing operations reflects an effective tax rate of 30.1% for the current quarter, compared to 21.5% for the prior year quarter. The increase in the effective tax rate was primarily attributable to a decrease of available research and development tax credits, as well as the relative mix of earnings across the jurisdictions within which we operate..

Income from Discontinued Operations

Following the AIS JV agreement with Fernweh, the results of our AZZ Infrastructure Solutions segment were classified as discontinued operations in our condensed consolidated statements of operations and excluded from continuing operations for all periods presented. The results of operations from discontinued operations for the three months ended August 31, 2022 and 2021 consist of the following (in thousands):

	Three Months Ended August 31,
	2022	2021
Sales	$106,660	$85,013
Cost of sales	84,826	66,341
Gross margin	21,834	18,672

Selling, general and administrative	9,710	12,106
Estimated loss on disposal of discontinued operations	114,900	—
Operating income (loss) from discontinued operations	(102,776)	6,566

Interest expense	5	23
Other (income) expense, net	3,443	873
Income (loss) from discontinued operations before income tax	(106,224)	5,670
Income tax (benefit) expense	(23,534)	960
Net income (loss) from discontinued operations	$(82,690)	$4,710

Sales for the AZZ Infrastructure Solutions segment increased $21.6 million, or 25.5%, for the current quarter, compared to the prior year quarter. In the Electrical platform, the increase in sales was primarily due to increased demand for most of our products, partially offset by lower sales for our high voltage bus systems. In our Industrial platform, sales increased in both our domestic and international operations.
Operating income for the AZZ Infrastructure Solutions segment decreased by $109.3 million, or (1665.3)%, for the current quarter, compared to the prior year quarter. For the three months ended August 31, 2022, the Company recognized an estimated non-cash loss on disposal of approximately $114.9 million, which is included in "Estimated loss on disposal of discontinued operations" above. The loss represents the difference between the carrying amount and the estimated fair value of the Company's interest in the AIS JV. See "AIS Joint Venture" section below for a description of the AIS JV. In the Electrical platform, operating income increased for our enclosures, bus systems and switchgear products. In the Industrial platform, operating income decreased for our domestic operations, partially offset by an increase in operating income in our international operations.
The provision for income taxes from discontinued operations reflects an effective tax rate of 22.2% for the current quarter, compared to 16.9% for the prior year quarter. The increase is related to an unfavorable permanent adjustment for goodwill that, for tax purposes, is non-deductible.

SIX MONTHS ENDED AUGUST 31, 2022 COMPARED TO THE SIX MONTHS ENDED AUGUST 31, 2021

Segment Sales
The following table reflects the breakdown of sales by segment (in thousands). The results for Precoat Metals represent results of operations from May 13, 2022, the acquisition date, through August 31, 2022.

	Six Months Ended August 31,
	2022	2021
Sales:
Metal Coatings	$329,293	$260,650
Precoat Metals	284,551	—
Total Sales	$613,844	$260,650

For the six months ended August 31, 2022 (the "current six-month period"), consolidated sales increased $353.2 million, or 135.5%, compared to the six months ended August 31, 2021 (the "prior year six-month period"). Sales for the AZZ Metal Coatings segment increased $68.6 million, or 26.3%, for the current six-month period, compared to the prior year six-month period. The increase in sales was primarily due to improved price realization for our superior quality and service. The volume of steel processed also increased in the current period, compared to the prior year period.
Sales for the AZZ Precoat Metals segment, which was acquired on May 13, 2022, were $284.6 million for the six months ended.
Segment Operating Income
The following table reflects the breakdown of operating income by segment (in thousands):

	Six Months Ended August 31, 2022				Six Months Ended August 31, 2021
	Metal Coatings	Precoat Metals	Corporate	Total	Metal Coatings	Precoat Metals	Corporate	Total
Operating income (loss) from continuing operations:
Sales	$329,293	$284,551	$—	$613,844	$260,650	$—	$—	$260,650
Cost of sales	230,018	222,218	—	452,236	188,062	—	—	188,062
Gross margin	99,275	62,333	—	161,608	72,588	—	—	72,588
Selling, general and administrative	9,009	19,472	41,077	69,558	8,627	—	22,573	31,200
Total operating income (loss) from continuing operations	$90,266	$42,861	$(41,077)	$92,050	$63,961	$—	$(22,573)	$41,388
Operating income for the AZZ Metal Coatings segment increased $26.3 million, or 41.1%, for the current six-month period, compared to the prior year six-month period. The increase was primarily due the increase in sales as described above and the achievement of operational efficiencies in our surface technologies platform.
Operating income for the AZZ Precoat Metals segment, which was acquired on May 13, 2022, was $42.9 million for the six-month period.
Corporate expenses increased $18.5 million, or 82.0%, for the current six-month period, compared to the prior year six-month period. The increase is primarily due to increases in acquisition costs related to the Precoat Acquisition, costs related to the AIS joint venture, and payroll and compensation costs.
Interest Expense
Interest expense for the for the current six-month period increased $32.2 million, or 950.3%, to $35.6 million, compared to $3.4 million for the prior year six-month period. The increase in interest expense was primarily attributable to the additional debt that was obtained in conjunction with the Precoat Acquisition, including the Term Loan B of $1.3 billion and the Convertible Notes of $240.0 million.
Income Taxes

The provision for income taxes from continuing operations reflects an effective tax rate of 28.2% for the current six-month period, compared to 31.9% for the prior year six-month period. The increase in the effective tax rate was primarily attributable to unfavorable adjustments related to uncertain tax positions recorded in the prior year comparable period.
Income from Discontinued Operations, net of tax

The results of our AZZ Infrastructure Solutions segment are classified as discontinued operations in our condensed consolidated statements of operations and excluded from continuing operations for all periods presented. The results of operations from discontinued operations for the current and prior year six-month period consist of the following (in thousands):

	Six Months Ended August 31,
	2022	2021
Sales	$213,924	$185,624
Cost of sales	167,686	145,169
Gross margin	46,238	40,455

Selling, general and administrative	22,114	24,603
Estimated loss on disposal of discontinued operations	114,900	—
Operating income (loss) from discontinued operations	(90,776)	15,852

Interest expense	6	61
Other (income) expense, net	4,268	(36)
Income (loss) from discontinued operations before income tax	(95,050)	15,827
Income tax (benefit) expense	(21,072)	393
Net income (loss) from discontinued operations	$(73,978)	$15,434
Sales for the AZZ Infrastructure Solutions segment increased $28.3 million, or 15.2%, for the current six-month period, compared to the prior year six-month period. In the Electrical platform, the increase in sales was primarily due to increased demand for most of our products, partially offset by lower sales for our high voltage bus systems. Sales increased in the Industrial platform, primarily due to a net increase in both domestic and international sales.
Operating income for the AZZ Infrastructure Solutions segment decreased by $106.6 million, or 672.6%, for the current six-month period, compared to the prior year six-month period. Gross margins improved on operating leverage within the Electrical platform compared to prior year. In the Industrial platform, operating income decreased in our international operations, partially offset by an increase in our domestic operations. For the current six-month period, the Company recognized an estimated non-cash loss on disposal of approximately $114.9 million, which is included in "Estimated loss on disposal of discontinued operations" above. The loss represents the difference between the carrying amount and the estimated fair value of the Company's interest in the AIS JV. See "AIS Joint Venture" section below for a description of the AIS JV.
The provision for income taxes from discontinued operations reflects an effective tax rate of 22.2% for the current six-month period, compared to 16.9% for the prior year six-month period. The increase is related to an unfavorable permanent adjustment for goodwill that, for tax purposes, is non-deductible.

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
Cash Flows
The following table summarizes our cash flows by category and working capital for the periods presented (in thousands):

	Six Months Ended August 31,
	2022	2021
Net cash provided by operating activities of continuing operations	$42,011	$31,258
Net cash used in investing activities of continuing operations	(1,313,120)	(8,163)
Net cash provided by (used in) financing activities of continuing operations	1,245,096	(26,348)

Net cash provided by operating activities from discontinued operations	25,098	6,499
Net cash provided by investing activities from discontinued operations	(2,328)	(2,399)
Net cash used in financing activities from discontinued operations	—	—

Working Capital	308,180	236,003
Net cash provided by operating activities of continuing operations for the six-month period was $42.0 million, compared to $31.3 million for the prior year six-month period. The increase in cash provided by operating activities is primarily attributable to an increase in net income from continuing operations, and to a lesser extent, increases in working capital from higher quarter-end accounts payable and other accrued liabilities, partially offset by increases in accounts receivable, inventories, prepaid expenses and contract assets and liabilities. Net cash provided by operating activities of discontinued operations for the six-month period was $25.1 million, compared to $6.5 million for the prior year six-month period.
Net cash used in investing activities of continuing operations for the six-month period was $1.3 billion, compared to $8.2 million for the prior year six-month period. The increase in cash used in investing activities for the current quarter was attributable to the Precoat Acquisition completed in the first quarter of fiscal 2023. Net cash provided by investing activities of discontinued operations for the six-month period was $2.3 million, compared to $2.4 million for the prior year six-month period.
Net cash provided by financing activities of continuing operations for the six-month period was $1.2 billion, compared to net cash used in financing activities of $26.3 million for the prior year six-month period. The increase in cash used in financing activities during the current quarter was primarily attributable to an increase in proceeds from long-term debt. See “Financing and Capital” section below for additional information.
Financing and Capital
2021 Credit Agreement
On July 8, 2021, the Company entered into a five-year unsecured revolving credit facility under a credit agreement, by and among the Company, as borrower, Citibank, N.A., as administrative agent and the other agents and lender parties thereto (the “2021 Credit Agreement”). The 2021 Credit Agreement was scheduled to mature in July 2026 and includes the following significant terms;

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

2022 Credit Agreement and Term Loan B

On May 13, 2022, the Company replaced the 2021 Credit Agreement with a new Credit Agreement (the "2022 Credit Agreement") by and among the Company, as borrower, Citibank, N.A., as administrative and collateral agent, and the other agents and lender parties thereto the 2022 Credit Agreement. The 2022 Credit Agreement includes the following significant terms;

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
v.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions; and
vi.includes a maximum quarterly leverage ratio financial covenant and an interest coverage ratio financial covenant,
The proceeds of the advances under the Revolving Credit Facility will be utilized primarily to finance working capital needs, capital improvements, dividends, acquisitions and for general corporate purposes. The proceeds of the Term Loan B were used to finance a portion of the Precoat Acquisition, pay transaction-related costs owed under the Securities Purchase Agreement (defined below) and refinance certain prior indebtedness, including the repayment of outstanding borrowings under the 2021 Credit Agreement. The proceeds were also utilized to redeem 100% of the Company’s 2020 Senior Notes on June 6, 2022.
Outstanding principal of the Term Loan B is payable on the last business day of each May, August, November and February, beginning August 31, 2022, in a quarterly aggregate principal amount of $3.25 million, with the entire remaining principal amount due on May 13, 2029, the maturity date.
The effective interest rate for the 2022 Credit Facility and the Term Loan B was 6.92% at August 31, 2022.
The Company's credit agreement requires the Company to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 6.25 through November 2022. For each subsequent quarter, the maximum ratio decreases by 25 basis points through May 31, 2024, when the maximum Total Net Leverage Ratio reaches 4.5.

Convertible Subordinated Notes

On May 13, 2022, the Company completed the issuance of $240.0 million aggregate principal amount of 6.00% convertible subordinated notes due June 30, 2030 (the "Convertible Notes"). Interest on the Convertible Notes was payable quarterly, on March 31, June 30, September 30 and December 31. The Convertible Notes were exchanged for 240,000 shares of the Company's 6.0% Series A Convertible Preferred Stock on August 5, 2022, following the receipt of shareholder approval for the issuance of preferred shares. The Series A Preferred Stock are convertible by the holder at any time into shares of the Company's common stock at a price of $58.30 per share of common stock. In addition, the Series A Preferred Stock are subject to a minimum conversion threshold of 1,000 shares per conversion, and customary anti-dilution and dividend adjustments.
The Company used the proceeds of the Convertible Notes to fund the Company’s Precoat Acquisition.

The Company's debt agreements require the Company to maintain certain affirmative and negative covenants. As of August 31, 2022, the Company was in compliance with all covenants and other requirements set forth in the debt agreements.

As of August 31, 2022, we had $1.3 billion of floating- and fixed-rate notes outstanding with varying maturities through fiscal 2032 and we were in compliance with all of the covenants related to these outstanding borrowings. As of August 31, 2022, we had approximately $344.8 million of additional credit available for future draws or letters of credit.

We incurred higher average interest rates compared to the same period in the prior year, and we expect this trend to continue throughout fiscal 2023. While the actual timing and extent of the future increases in interest rates remains unknown, higher long-term interest rates are expected to significantly increase interest expense on our variable-rate outstanding debt.
AIS Joint Venture
On September 30, 2022, the Company completed the joint venture between the Company and Fernweh Group LLC ("Fernweh"). Under the agreement with Fernweh, AZZ contributed its AZZ Infrastructure Solutions segment (“AIS”) to AIS Investment Holdings LLC (the “AIS JV”), and sold a 60% interest in the AIS JV to Fernweh at an implied enterprise value of AIS of $300.0 million. The Company received proceeds from the sale of approximately $108.0 million, as well as $120.0 million that was funded by committed debt financing taken on by the AIS JV. Following the completion of the joint venture, the AIS segment will be deconsolidated and the Company's 40% joint venture investment will be accounted for under the equity method of accounting. See Note 3 for further information about the AIS segment. The Company used the cash received from the transaction to repay $210.0 million on the Term Loan B, $15.0 million on the Revolving Credit Facility and $3.0 million for working capital purposes.
Share Repurchase Program
During the three months ended May 31, 2022, the Company did not purchase any shares of common stock under the 2020 Share Authorization. The Company has $84.0 million that may be used to purchase shares. See Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”
Other Exposures
We have exposure to commodity price increases in all three of our operating segments, primarily copper, aluminum, steel and nickel-based alloys in the AZZ Infrastructure Solutions segment, zinc, natural gas in the AZZ Metal Coatings segment, and natural gas, steel and aluminum in the AZZ Precoat Metals segment. We attempt to minimize these increases through escalation clauses in customer contracts for copper, aluminum, steel and nickel-based alloys, when market conditions allow and through fixed cost contract purchases on zinc and natural gas. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process, supply chain management, and through increases in prices where competitively feasible.
Off Balance Sheet Arrangements and Contractual Obligations
As of August 31, 2022, we did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, results of operations, liquidity, capital expenditures or capital resources of the Company.
As of August 31, 2022, we had outstanding letters of credit in the amount of $28.2 million. These letters of credit are issued for a number of reasons but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods, the bulk of the issued letters of credit are associated with our AZZ Infrastructure Solutions segment.
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
Joint Venture
On September 30, 2022, the Company completed the joint venture between the Company and Fernweh Group LLC ("Fernweh"). Under the agreement with Fernweh, AZZ contributed its AZZ Infrastructure Solutions segment (“AIS”) to AIS Investment Holdings LLC (the “AIS JV”), and sold a 60% interest in the AIS JV to Fernweh at an implied enterprise value of AIS of $300.0 million. Following the classification of the AIS segment as held for sale, the Company measured the AIS segment at the lower of its carrying amount or fair value. As a result, the Company recorded an estimated loss on the sale of the AIS segment. The estimated loss was determined by comparing the fair value of the consideration received for the sale of a 60% interest in the AIS JV and the fair value of the Company’s retained 40% investment in the AIS JV with the net assets of the AIS JV immediately prior to the transaction. The fair value of the Company’s retained investment in the AIS JV was determined in a manner consistent with the transaction price received for the sale of the 60% interest in the AIS JV. The determination of the estimated fair value of the Company's 40% interest in the AIS JV required significant judgement, including the utilization of assumptions and estimates, which were based on available information at the time of the assessment.
Recent Accounting Pronouncements
See Note 1 to the condensed consolidated financial statements, included herein, for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.

Non-GAAP Disclosures
In addition to reporting financial results in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”), we provided adjusted earnings, adjusted earnings per share, Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") and Adjusted EBITDA (collectively, the “Adjusted Earnings Measures”), which are non-GAAP measures. Management believes that the presentation of these measures provides investors with greater transparency when comparing operating results across a broad spectrum of companies, which provides a more complete understanding of our financial performance, competitive position and prospects for the future. Management also believes that investors regularly rely on non-GAAP financial measures, such as adjusted operating income, adjusted earnings and adjusted earnings per share, to assess operating performance and that such measures may highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP.

The following tables provide a reconciliation for the six months ended August 31, 2022 and 2021 between the various measures calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	August 31, 2022		August 31, 2022
	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)
Net income (loss) available to common shareholders and diluted earnings per share	$(58,610)		$(34,533)
Impact of after-tax interest expense for Convertible Notes	2,006		2,554
Impact of Preferred share dividends	1,040		1,040
Net income for diluted earnings per share	$(55,564)	$(1.91)	$(30,939)	$(1.13)
Adjustments:
Acquisition and transaction related expenditures(2)	2,706	0.09	15,236	0.56
Estimated loss on disposal of discontinued operations	114,900	3.95	114,900	4.19
Subtotal	117,606	4.05	130,136	4.74
Tax benefit(3)	(26,122)	(0.90)	(29,130)	(1.06)
Total adjustments	91,484	3.15	101,006	3.68
Adjusted earnings and adjusted earnings per share	$35,920	$1.24	$70,067	$2.55

(1) Earnings per share amounts included in the table above may not sum due to rounding differences.
(2) Includes expenses related to the Precoat acquisition as well as the divestiture of the AZZ Infrastructure Solutions business.
(3) Tax benefit consists of 21% federal statutory rate and 3% blended state tax rate for acquisition and transaction related expenditures and depreciation and amortization, and 22.2% for Estimated loss on disposal of discontinued operations.

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2022	2021	2022	2021
Net income (loss)	$(57,570)	$18,978	$(33,493)	$41,315
Interest Expense	28,148	1,755	35,621	3,451
Income Tax (Benefit) Expense	(12,712)	4,878	(5,150)	12,525
Depreciation and Amortization	25,004	11,000	40,123	22,083
Total Adjustments	40,440	17,633	70,594	38,059
Non-GAAP EBITDA	(17,130)	36,611	37,101	79,374
Acquisition and transaction-related expenditures	2,706	—	15,332	—
Estimated loss on disposal of discontinued operations	114,900	—	114,900	—
Adjusted EBITDA	$100,476	$36,611	$167,333	$79,374

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk disclosures during the six months ended August 31, 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended February 28, 2022.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company closed the Precoat Acquisition May 13, 2022, as discussed in Note 2 in the accompanying notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As such, the scope of the assessment of the effectiveness of our disclosure controls and procedures did not include internal control over financial reporting at Precoat. Precoat's assets and revenues represented approximately 59.1% of the Company's total assets (including discontinued operations) and 59.2% of its total revenues (from continuing operations) as of and for the three months ended August 31, 2022. The exclusion of Precoat is consistent with the SEC's guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal controls over financial reporting in the year of acquisition.
Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, which excluded the internal control over financial reporting of Precoat, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q to provide reasonable assurance that information required to be disclosed in Company reports, filed or submitted, under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules; and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely discussions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
On May 13, 2022, the Company completed its previously announced acquisition of Precoat. During the first quarter of fiscal 2023, management commenced an evaluation of the design and operating effectiveness of internal control over financial reporting related to the Precoat Acquisition. The evaluation of changes to processes, technology systems, and other components of internal controls over financial reporting related to the acquisition of Precoat is ongoing. This process may result in the addition or changes to our internal controls over financial reporting.
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
The Company did not purchase any shares of common stock under the 2020 Share Authorization during the six months ended August 31, 2022. The Company has $84.0 million that may be used to purchase shares.

Item 5. Other Information.

None.

Item 6. Exhibits

2.1*
Contribution and Purchase Agreement, dated as of June 23, 2022, by and between AZZ Inc., AIS Investment Holdings LLC and Fernweh AIS Acquisition L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on June 27, 2022).

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
* Schedules and exhibits have been omitted pursuant to Item 601(b) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission. The Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules and exhibits so furnished.
+ Filed herewith
++ Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc. (Registrant)

Date:	October 11, 2022	By:	/s/ Philip A. Schlom
Philip A. Schlom Chief Financial Officer