Form 10-Q
period 2022-11-30
AZZ INC
filed 2023-01-09
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of December 30, 2022, the registrant had outstanding 24,894,526 shares of common stock; $1.00 par value per share.

AZZ INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	November 30, 2022	February 28, 2022
Assets
Current assets:
Cash and cash equivalents	$3,290	$12,082
Accounts receivable (net of allowance for credit losses of $5,763 as of November 30, 2022 and $4,716 as of February 28, 2022)	173,341	85,106
Inventories:
Raw material	137,100	81,022
Work-in-process	1,763	840
Finished goods	2,583	1,135
Contract assets	78,560	2,866
Prepaid expenses and other	9,997	1,583
Assets held for sale	—	235
Current assets of discontinued operations	—	201,664
Total current assets	406,634	386,533
Property, plant and equipment, net	491,367	193,358
Right-of-use assets	24,248	13,954
Goodwill	710,246	190,391
Intangibles and other assets, net	481,121	39,115
Deferred tax assets	3,438	3,464
Investment in joint venture	82,420	—
Non-current assets of discontinued operations	—	306,212
Total assets	$2,199,474	$1,133,027
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$108,935	$24,840
Income tax payable	—	3,828
Accrued salaries and wages	35,821	17,123
Accrued dividends	4,640	—
Other accrued liabilities	51,402	12,873
Customer deposits	536	294
Contract liabilities	1,022	—
Lease liability, short-term	5,399	3,289
Debt due within one year	13,000	—
Current liabilities of discontinued operations	—	88,283
Total current liabilities	220,755	150,530
Debt due after one year, net	1,010,648	226,484
Lease liability, long-term	19,673	11,403
Deferred income taxes	31,879	47,672
Other long-term liabilities	64,006	5,366
Long-term liabilities of discontinued operations	—	24,207
Total liabilities	1,346,961	465,662
Commitments and contingencies
Shareholders’ equity:
Series A Convertible Preferred Stock, $1 par, shares authorized 240; 240 shares issued and outstanding at November 30, 2022 and 0 shares issued and outstanding at February 28, 2022	240	—
Common stock, $1 par, shares authorized 100,000; 24,876 shares issued and outstanding at November 30, 2022 and 24,688 shares issued and outstanding at February 28, 2022	24,876	24,688
Capital in excess of par value	325,433	85,847
Retained earnings	512,815	584,154
Accumulated other comprehensive loss	(10,851)	(27,324)
Total shareholders’ equity	852,513	667,365
Total liabilities and shareholders' equity	$2,199,474	$1,133,027
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021

Sales	$373,301	$135,083	$987,145	$395,732
Cost of sales	300,219	97,510	752,455	285,572
Gross margin	73,082	37,573	234,690	110,160

Selling, general and administrative	27,689	16,283	97,247	47,483
Operating income from continuing operations	45,393	21,290	137,443	62,677

Interest expense	26,123	1,627	61,739	5,017
Equity in (earnings) loss of unconsolidated subsidiaries	(1,006)	—	(1,006)	—
Other (income) expense, net	(610)	(91)	(582)	(106)
Income from continuing operations before income taxes	20,886	19,754	77,292	57,766
Income tax expense	2,447	6,647	18,380	18,778
Net income from continuing operations	18,439	13,107	58,912	38,988
Income from discontinued operations, net of tax	1,069	7,978	17,126	23,412
Loss on disposal of discontinued operations, net of tax	(40,050)	—	(130,073)	—
Net income (loss) from discontinued operations	(38,981)	7,978	(112,947)	23,412
Net income (loss)	(20,542)	21,085	(54,035)	62,400
Accrued dividends on preferred stock	(3,600)	—	(4,640)	—
Net income (loss) available to common shareholders	$(24,142)	$21,085	$(58,675)	$62,400
Earnings per common share from continuing operations
Basic earnings per share	$0.60	$0.53	$2.19	$1.57
Diluted earnings per share	$0.59	$0.53	$2.17	$1.55
Earnings per common share from discontinued operations
Basic earnings (loss) per share	$(1.57)	$0.32	$(4.55)	$0.94
Diluted earnings (loss) per share	$(1.56)	$0.32	$(4.52)	$0.93
Earnings per common share
Basic earnings (loss) per share	$(0.97)	$0.85	$(2.37)	$2.51
Diluted earnings (loss) per share	$(0.97)	$0.85	$(2.35)	$2.48

Cash dividends declared per common share	$0.17	$0.17	$0.51	$0.51

The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Net income (loss) available to common shareholders	$(24,142)	$21,085	$(58,675)	$62,400
Other comprehensive income:
Unrealized translation gain (loss)	(5,019)	(1,508)	(7,765)	(1,953)
Reclassification of foreign currency translation adjustment from accumulated other comprehensive loss to loss on sale of discontinued operations	27,750	—	27,750	—
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized gain (loss) on interest rate swap	(3,512)	—	(3,512)	—
Other comprehensive income (loss)	19,219	(1,508)	16,473	(1,953)
Comprehensive income (loss)	$(4,923)	$19,577	$(42,202)	$60,447

The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended November 30,
	2022	2021
Cash flows from operating activities
Net income (loss) available to common shareholders	(58,675)	62,400
Less: Net income (loss) from discontinued operations	(112,947)	23,412
Plus: accrued dividends on Preferred Stock	4,640	—
Net income from continuing operations	58,912	38,988
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Bad debt expense	(38)	(250)
Depreciation and amortization	55,813	28,033
Deferred income taxes	(20,421)	(4,925)
Equity in earnings of unconsolidated entities	(1,006)	—
Loss on disposal of business	—	640
Impairment of long-lived assets	235	—
Net (gain) loss on sale of property, plant and equipment	(1,381)	284
Amortization of deferred borrowing costs	5,916	551
Share-based compensation expense	7,138	6,542
Effects of changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(16,430)	(16,322)
Inventories	(14,646)	(9,522)
Prepaid expenses and other	(6,195)	(49)
Other assets	(3,950)	(2,750)
Net change in contract assets and liabilities	2,410	(377)
Accounts payable	(15,122)	2,370
Other accrued liabilities and income taxes payable	17,387	2,725
Net cash provided by operating activities of continuing operations	68,622	45,938
Cash flows from investing activities
Proceeds from sale or insurance settlements of property, plant and equipment	4,114	2,371
Purchase of property, plant and equipment	(35,085)	(15,777)
Proceeds from sale of subsidiaries, net	106,766	—
Acquisition of subsidiaries, net of cash acquired	(1,283,448)	—
Net cash used in investing activities of continuing operations	(1,207,653)	(13,406)
Cash flows from financing activities
Proceeds from issuance of common stock	1,767	1,544
Payments for taxes related to net share settlement of equity awards	(2,592)	(2,169)
Proceeds from revolving loan	255,000	216,000
Payments on revolving loan	(322,000)	(203,000)
Proceeds from long term debt	1,540,000	—
Payments of debt financing costs	(87,555)	—
Payments on long term debt	(366,500)	—
Repurchase and retirement of treasury stock	—	(28,869)
Payments of dividends	(12,664)	(12,673)
Net cash provided by (used in) financing activities of continuing operations	1,005,456	(29,167)
Effect of exchange rate changes on cash	(2,199)	1,442
Net cash provided by operating activities from discontinued operations	7,973	3,730
Net cash used in investing activities from discontinued operations	(3,991)	(3,019)
Net cash provided by financing activities from discontinued operations	120,000	—
Cash provided by discontinued operations	123,982	711
Net increase (decrease) in cash and cash equivalents	(11,792)	711
Cash and cash equivalents at beginning of period	15,082	14,837
Cash and cash equivalents at end of period	3,290	15,548
Less: Cash and cash equivalents from discontinued operations at end of period	—	(19,415)
Cash and cash equivalents from continuing operations at end of period	$3,290	$940

Supplemental disclosures of non-cash investing and financing activities
Cash paid for interest	$52,488	$3,655
Cash paid for income taxes	$15,627	$23,259
Issuance of preferred stock in exchange for convertible notes	$233,722	$—
Accrued dividends on Series A Preferred Stock	$4,640	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended November 30, 2022
	Series A Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount	Shares	Amount
Balance at August 31, 2022	240	$240	24,862	$24,862	$323,386	$541,203	$(30,070)	$859,621
Share-based compensation	—	—	—	—	2,348	—	—	2,348
Common stock issued under stock-based plans and related income tax expense	—	—	14	14	(301)	—	—	(287)
Accrued dividends on preferred stock	—	—	—	—	—	(3,600)	—	(3,600)
Cash dividends paid	—	—	—	—	—	(4,246)	—	(4,246)
Net income (loss)	—	—	—	—	—	(20,542)	—	(20,542)
Foreign currency translation	—	—	—	—	—	—	(5,019)	(5,019)
Reclassification of foreign currency translation adjustment	—	—	—	—	—	—	27,750	27,750
Interest rate swap	—	—	—	—	—	—	(3,512)	(3,512)
Balance at November 30, 2022	240	$240	24,876	$24,876	$325,433	$512,815	$(10,851)	$852,513

	Nine Months Ended November 30, 2022
	Series A Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount	Shares	Amount
Balance at February 28, 2022	—	$—	24,688	$24,688	$85,847	$584,154	$(27,324)	$667,365
Share-based compensation	—	—	—	—	7,118	—	—	7,118
Issuance of Series A convertible preferred stock in exchange for convertible debt	240	240	—	—	233,482	—	—	233,722
Common stock issued under stock-based plans and related income tax expense	—	—	136	136	(2,728)	—	—	(2,592)
Common stock issued under employee stock purchase plan	—	—	52	52	1,714	—	—	1,766
Accrued dividends on preferred stock	—	—	—	—	—	(4,640)	—	(4,640)
Cash dividends paid	—	—	—	—	—	(12,664)	—	(12,664)
Net income (loss)	—	—	—	—	—	(54,035)	—	(54,035)
Foreign currency translation	—	—	—	—	—	—	(7,765)	(7,765)
Reclassification of foreign currency translation adjustment	—	—	—	—	—	—	27,750	27,750
Interest rate swap	—	—	—	—	—	—	(3,512)	(3,512)
Balance at November 30, 2022	240	$240	24,876	$24,876	$325,433	$512,815	$(10,851)	$852,513

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended November 30, 2021
	Series A Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount	Shares	Amount
Balance at August 31, 2021	—	$—	24,840	$24,840	$79,908	$559,207	$(25,529)	$638,426
Share-based compensation	—	—	—	—	1,860	—	—	1,860
Common stock issued under stock-based plans and related income tax expense	—	—	1	1	(21)	—	—	(20)
Repurchase and retirement of treasury shares	—	—	(148)	(148)	—	(7,488)	—	(7,636)
Cash dividends paid	—	—	—	—	—	(4,163)	—	(4,163)
Net income	—	—	—	—	—	21,085	—	21,085
Foreign currency translation	—	—	—	—	—	—	(1,508)	(1,508)
Balance at November 30, 2021	—	$—	24,693	$24,693	$81,747	$568,641	$(27,037)	$648,044

	Nine Months Ended November 30, 2021
	Series A Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount	Shares	Amount
Balance at February 28, 2021	—	$—	25,108	$25,108	$75,979	$547,289	$(25,084)	$623,292
Share-based compensation	—	—	—	—	6,542	—	—	6,542
Common stock issued under stock-based plans and related income tax expense	—	—	108	108	(2,277)	—	—	(2,169)
Common stock issued under employee stock purchase plan	—	—	41	41	1,503	—	—	1,544
Repurchase and retirement of treasury shares	—	—	(564)	(564)	—	(28,305)	—	(28,869)
Cash dividends paid	—	—	—	—	—	(12,673)	—	(12,673)
Net income	—	—	—	—	—	62,400	—	62,400
Foreign currency translation	—	—	—	—	—	(70)	(1,953)	(2,023)
Balance at November 30, 2021	—	$—	24,693	$24,693	$81,747	$568,641	$(27,037)	$648,044
The accompanying notes are an integral part of the condensed consolidated financial statements.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company and Basis of Presentation
AZZ Inc. (“AZZ”, the “Company”, "our" or “we”) was established in 1956 and incorporated under the laws of the state of Texas. The Company is the leading independent provider of hot-dip galvanizing and coil coating solutions to a broad array of markets and customers, predominantly in North America.
On May 13, 2022, the Company completed the acquisition of the Precoat Metals business division (“Precoat Metals”) of Sequa Corporation (“Sequa”), a portfolio company owned by Carlyle, a global private equity firm. See Notes 2 and 14 for further discussion about Precoat. As a result of the Precoat Acquisition, the Company changed its reportable segments, and added AZZ Precoat Metals as a new reportable segment. See Note 6 for more information about the Company's operating segments.
The Company has three distinct operating segments: the AZZ Metal Coatings segment, the AZZ Precoat Metals segment and the AZZ Infrastructure Solutions segment. AZZ Metal Coatings provides hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries through 41 galvanizing plants and six surface technologies plants located in the United States and Canada. AZZ Precoat Metals provides advanced applications of protective and decorative coatings and related value-added services for steel and aluminum coil, primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation and other end markets. AZZ Precoat Metals operates through 13 plants located in the United States. AZZ Infrastructure Solutions is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in markets worldwide. As discussed in Note 3, on September 30, 2022, the Company consummated a transaction whereby the Company contributed its AZZ Infrastructure Solutions business, excluding AZZ Crowley Tubing, to a joint venture and sold a 60% interest in the joint venture to Fernweh AIS Acquisition LP. The AZZ Infrastructure Solutions segment is reported as discontinued operations, and financial data for the segment has been segregated and presented as discontinued operations for all periods presented. See Note 3 and Note 7 for additional information about the Company's discontinued operations and consummation of the joint venture.
Presentation
The accompanying condensed consolidated balance sheet as of February 28, 2022 was derived from audited financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2022, included in the Company’s Annual Report on Form 10-K covering such period.  Certain previously reported amounts have been reclassified to conform to current period presentation. See Note 3 for more information about results of operations reported in discontinued operations in the consolidated balance sheets, statements of operations and statements of cash flows as of and for the three and nine months ended November 30, 2022 and as of February 28, 2022.
The Company's fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ending February 28, 2023 is referred to as fiscal 2023.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of November 30, 2022, the results of its operations for the three and nine months ended November 30, 2022 and 2021, and cash flows for the nine months ended November 30, 2022 and 2021. The interim results reported herein are not necessarily indicative of results for a full year.
Coronavirus (COVID-19) and Current State of the Business Environment
While we continue to support our customers, there remains continuing uncertainties regarding to what extent, if any, that the COVID-19 pandemic, or newly identified variants of COVID-19, or additional regulatory requirements, will ultimately have on the demand for our products and services or with our supply chain or our employees. We expect continued uncertainty in our business and the global economy due to the duration and intensity of the COVID-19 pandemic, pressure from inflation, supply chain disruptions, and volatility in employment trends and consumer confidence in the economy which may potentially impact our future results.

The impact of COVID-19 to the Company's personnel and operations has been limited during the third quarter of fiscal 2023. However, labor market shortages and supply chain challenges have continued throughout the quarter. The constrained labor market and supply chain disruptions continue to impact the availability and cost of skilled labor and has increased cost for production materials. Disruptions to certain parts of our supply chain have, in certain cases, limited our ability to fulfill demand in the future. The extent of COVID-19's impact on our business will depend on future developments, including the continued new variants and surges in the spread of COVID-19, the Company's continued ability to source and distribute its products, the impact of COVID-19 on capital and financial markets, and the related impact on consumer confidence and spending, all of which are uncertain and difficult to predict, considering the continuously evolving landscape. Accordingly, our financial condition, results of operations or cash flows could be impacted in ways that we are not able to predict today.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. ("ASU") 2021-08, Business combinations (Topic 805): Accounting for Contract Assets and Contract liabilities from Contracts with Customers (ASU 2021-08"), which requires contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") at the acquisition date as if the acquirer had originated the contracts rather than adjust them to fair value. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2021-08 during the first quarter of fiscal 2023. The adoption of ASU 2021-08 did not have a material impact on the Company's financial condition, results of operations or cash flows as of November 30, 2022, including the acquisition of Precoat Metals during the first quarter of fiscal 2023.
In March 2020 and as clarified in January 2021, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. An entity may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date between March 12, 2020 and December 31, 2022. The Company continues to evaluate its contracts and transactions for the potential application of ASU 2020-04, but there has been no material impact to its financial condition, results of operations, or cash flows as of November 30, 2022.
Investment in Unconsolidated Joint Venture
The Company accounts for its investment in an unconsolidated joint venture under the equity method of accounting as we exercise significant influence over, but do not control, the joint venture. The investment in the unconsolidated joint venture is initially recorded at fair value, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net income or loss. Equity in net income or loss from the unconsolidated joint venture is allocated based on our economic interest. We record our interest in the joint venture on a one-month lag to allow sufficient time to review and assess the joint venture’s effect on our reported results. We assess our investment in unconsolidated joint venture for recoverability when events and circumstances are present that suggest there has been a decline in value, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We do not believe that the value of our equity investment was impaired as of November 30, 2022.
2. Acquisitions
Precoat Acquisition
On May 13, 2022, the Company acquired Precoat Metals for a purchase price of approximately $1.3 billion (the "Precoat Acquisition"). Based in St. Louis, Missouri, Precoat is the leading independent provider of metal coil coating solutions in North America. Precoat engages in the advanced application of protective and decorative coatings and related value-added services for steel and aluminum coil primarily serving the construction; appliance; heating, ventilation and air conditioning (HVAC); container; transportation and other end markets. The acquisition represents a continued transition of the Company to a focused provider of coating and galvanizing services for critical applications.
The Precoat Acquisition was funded primarily with proceeds from a Term Loan B and Preferred Equity. See Note 9 for a description of the Term Loan B. The Company incurred acquisition costs of $13.2 million for the nine months ended November 30, 2022, which are included in "Selling, general and administrative" expense in the accompanying condensed consolidated statements of operations. AZZ Precoat Metals contributed revenue of $499.6 million and operating income of $63.9 million to the Company's condensed consolidated statements of operations from May 13, 2022, through November 30, 2022.

The Company accounted for the Precoat Acquisition as a business combination under the acquisition method of accounting. Goodwill from the acquisition of $532.4 million represents the excess purchase price over the estimated value of net tangible and intangible assets and liabilities assumed, and is expected to be deductible for income tax purposes. The Company's chief operating decision maker assesses performance and allocates resources to Precoat separately from the AZZ Metal Coatings and AZZ Infrastructure Solutions segments; therefore, Precoat is accounted for as a separate segment, the AZZ Precoat Metals segment. See Note 6 for more information about the Company's operating segments. Goodwill from the acquisition was allocated to the AZZ Precoat Metals segment. Assets acquired and liabilities assumed in the Precoat Acquisition were recorded at their estimated fair values as of the acquisition date. See Note 15 for additional information regarding certain environmental liabilities assumed as part of the Precoat Acquisition.
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
The following table represents the preliminary summary of the assets acquired and liabilities assumed, in aggregate, related to the Precoat Acquisition, as of the date of the acquisition (in thousands):

May 13, 2022
Assets
Accounts receivable	$77,422
Inventories	43,369
Contract assets	70,731
Prepaid expenses and other	2,245
Property, plant and equipment	306,953
Right-of-use asset	10,954
Goodwill	532,391
Intangibles and other assets	446,746
Total fair value of assets acquired	$1,490,813
Liabilities
Accounts payable	$(99,223)
Accrued expenses	(32,062)
Other accrued liabilities	(3,741)
Customer deposits	(1,574)
Lease liability, short-term	(1,706)
Lease liability, long-term	(9,248)
Deferred tax liabilities	(3,100)
Other long-term liabilities	(56,711)
Total fair value of liabilities assumed	(207,365)
Total Purchase Price, net of cash acquired	$1,283,448
During the nine months ended November 30, 2022, the Company made adjustments to the assets acquired for Inventories, Property, plant and equipment, Goodwill and Intangibles and other assets. As a result of these changes, for the three months ended November 30, 2022, the Company recorded a net decrease to depreciation and amortization expense of approximately $0.3 million related to prior quarters of fiscal 2023.
DAAM Acquisition
On February 28, 2022, the Company entered into an agreement to acquire all the outstanding shares of DAAM Galvanizing Co. Ltd. ("DAAM"), a privately held hot-dip galvanizing company based in Edmonton, Alberta Canada, for approximately $35.5 million. DAAM currently operates two galvanizing facilities in Canada; one located in Edmonton, Alberta and a second in Saskatoon, Saskatchewan, as well as a service depot in Calgary, Alberta. The addition of DAAM expanded the Company's geographical coverage in the Northwest and enhanced the scope of metal coatings solutions offered in Canada. The business is included in the Company's AZZ Metal Coatings segment. The goodwill arising from this acquisition was allocated to the AZZ Metal Coatings segment, and the Company estimates that approximately 50% of the goodwill amount is expected to be deductible for income tax purposes.
The Company has engaged third-party valuation experts to assist with the purchase price allocation, the recorded valuation of property, plant and equipment, intangible assets and certain other assets and liabilities. Estimates from third-party experts along with the analysis and expertise of management have formed the basis for the allocation. During the three months ended November 30, 2022, the purchase price allocation was finalized.
The following table represents the summary of the assets acquired and liabilities assumed, in aggregate, related to the DAAM acquisition, as of the date of the acquisition (in thousands):

February 28, 2022
Assets
Accounts receivable	$3,253
Inventories	2,451
Property, plant and equipment	11,462
Goodwill	13,691
Intangibles and other assets	9,975
Liabilities
Accounts payable and other accrued liabilities	(3,910)
Deferred tax liabilities	(1,422)
Total purchase price	$35,500
Unaudited Pro Forma Information

The following unaudited pro forma financial information for the three and nine months ended November 30, 2022 and 2021 combines the historical results of the Company and the acquisitions of Precoat Metals and DAAM, assuming that the companies were combined as of March 1, 2021 and include business combination accounting effects from the Precoat Acquisition, including amortization charges from acquired intangible assets, depreciation expense on acquired property, plant and equipment, interest expense on the financing transactions used to fund the Precoat Acquisition, acquisition-related transaction costs and tax-related effects. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of Precoat Metals and DAAM had taken place on March 1, 2021 or of future operating performance.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Revenue	$373,301	$329,885	$1,180,165	$972,267
Net income from continuing operations	$18,439	$26,088	$49,487	$91,956

3. Discontinued Operations
In fiscal 2023, the Company continued to execute its plan to divest of non-core businesses. On June 23, 2022, the Company and Fernweh Group LLC ("Fernweh"), jointly entered into a definitive agreement whereby AZZ contributed its AZZ Infrastructure Solutions segment (“AIS”) to AIS Investment Holdings LLC (the “AIS JV”), and sold a 60% interest in the AIS JV to Fernweh at an implied enterprise value of AIS of $300.0 million.

Management previously committed to a plan to divest substantially all of the AIS segment and classified the AIS business as held for sale in the accompanying interim consolidated balance sheets as of August 31, 2022. As part of recognizing the business as held for sale in accordance with GAAP, the Company was required to measure AIS at the lower of its carrying amount or fair value less cost to sell. As a result of this analysis, during the second quarter of fiscal 2023, the Company recognized an estimated non-cash, pre-tax loss on disposal of $114.9 million. The loss was determined by comparing the fair value of the consideration received for the sale of a 60% interest in the AIS JV and the fair value of the Company’s retained 40% investment in the AIS JV with the net assets of the AIS JV immediately prior to the transaction. The fair value of the Company’s retained investment in the AIS JV was determined in a manner consistent with the transaction price received for the sale of the 60% interest in the AIS JV. During the three months ended November 30, 2022, the Company completed the sale of the AIS segment, and recorded an additional pre-tax loss of $45.0 million, which is included in "Loss on disposal of discontinued operations" in the consolidated statements of operations. The additional loss includes $27.8 million from the derecognition of the cumulative translation adjustment related to its investment in foreign entities within the AIS segment, as well as an adjustment of $17.2 million for the change in net assets for the period between August 31, 2022, when the estimated loss was recorded, and September 30, 2022, when the transaction closed.
On September 30, 2022, the AIS JV transaction closed; as a result, the joint venture was deconsolidated and the Company retained a 40% interest in the joint venture, which is now accounted for under the equity method of accounting. The proceeds from the sale consisted of approximately $108.0 million, as well as $120.0 million that was funded by committed debt financing taken on by the AIS JV immediately prior to the closing of the sale. The debt financing of the AIS JV did not impact the Company's existing credit facility. The Company used the cash received from the AIS JV to repay a portion of the Term Loan B, the Revolving Credit Facility and for general corporate purposes. See Note 9.
The divestiture of the AZZ Infrastructure Solutions segment represents an intentional strategic shift in our operations and will allow the Company to become a focused provider of coating and galvanizing solutions for critical applications. As a result, the results of the AIS segment were classified as discontinued operations in our condensed statements of operations and excluded from both continuing operations and segment results for all periods presented.

We have separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of November 30, 2022 and February 28, 2022, and consist of the following (in thousands):

	November 30, 2022	February 28, 2022
Current assets of discontinued operations:
Cash and cash equivalents	$—	$3,000
Accounts receivable	—	81,911
Inventories
Raw materials	—	36,581
Work-in-process	—	6,445
Finished goods	—	77
Contract assets	—	71,762
Prepaid expenses and other	—	1,888
Total current assets of discontinued operations	—	201,664
Long-term assets of discontinued operations:
Property, plant and equipment	—	37,490
Right-of-use asset	—	29,332
Goodwill	—	195,222
Intangibles and other assets, net	—	42,442
Deferred tax asset	—	1,726
Total non-current assets of discontinued operations	—	306,212
Total assets of discontinued operations	$—	$507,876
Current liabilities of discontinued operations:
Accounts payable	$—	$19,146
Income tax payable	—	(264)
Accrued salaries and wages	—	11,301
Other accrued liabilities	—	11,219
Customer deposits	—	387
Contract liabilities	—	42,465
Lease liability, short-term	—	4,029
Total current liabilities of discontinued operations	—	88,283
Long-term liabilities of discontinued operations:
Lease liability, long-term	—	24,207
Total long-term liabilities of discontinued operations	—	24,207
Total liabilities of discontinued operations	$—	$112,490

The results of operations from discontinued operations for the three and nine months ended November 30, 2022 and 2021, have been reflected as discontinued operations in the consolidated statements of operations and consist of the following (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Sales	$42,300	$96,654	$256,224	$282,278
Cost of sales	35,020	77,263	202,707	222,432
Gross margin	7,280	19,391	53,517	59,846

Selling, general and administrative	4,074	10,589	26,186	35,192
Loss on disposal of discontinued operations	45,010	—	159,910	—
Operating income (loss) from discontinued operations	(41,804)	8,802	(132,579)	24,654

Interest expense	2	2	8	63
Other (income) expense, net	2,002	1,504	6,270	1,468
Income (loss) from discontinued operations before income tax	(43,808)	7,296	(138,857)	23,123
Income tax (benefit) expense	(4,827)	(682)	(25,910)	(289)
Net income (loss) from discontinued operations	$(38,981)	$7,978	$(112,947)	$23,412
Earnings per common share from discontinued operations:
Basic earnings (loss) per share	$(1.57)	$0.32	$(4.55)	$0.94
Diluted earnings (loss) per share	$(1.56)	$0.32	$(4.52)	$0.93

We have included the net cash provided by discontinued operations in the consolidated statements of cash flows. The depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the discontinued operation for the nine months ended November 30, 2022 and 2021, consists of the following (in thousands):

	Nine Months Ended November 30,
	2022	2021
Amortization and depreciation	$7,279	$5,189
Purchase of property, plant and equipment	$4,831	$3,373
Non-cash loss on disposal of discontinued operations	$159,910	$—

4. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if any potentially dilutive securities were converted into common shares during the period.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Numerator:
Net income from continuing operations	$18,439	$13,107	$58,912	$38,988
Dividends on preferred stock	(3,600)	—	(4,640)	—
Net income from continuing operations available to common shareholders	14,839	13,107	54,272	38,988

Net income (loss) from discontinued operations	$(38,981)	$7,978	$(112,947)	$23,412

Net income (loss) available to common shareholders	$(24,142)	$21,085	$(58,675)	$62,400
Denominator:
Weighted average shares outstanding for basic earnings per share	24,867	24,729	24,804	24,910
Effect of dilutive securities:
Employee and director stock awards	128	216	180	222
Denominator for diluted earnings per share	24,995	24,945	24,984	25,132

Earnings per common share from continuing operations:
Basic earnings per share	$0.60	$0.53	$2.19	$1.57
Diluted earnings per share	$0.59	$0.53	$2.17	$1.55
Earnings per common share from discontinued operations:
Basic earnings per share	$(1.57)	$0.32	$(4.55)	$0.94
Diluted earnings per share	$(1.56)	$0.32	$(4.52)	$0.93
Earnings per common share:
Basic earnings per share	$(0.97)	$0.85	$(2.37)	$2.51
Diluted earnings per share	$(0.97)	$0.85	$(2.35)	$2.48

For the three months ended November 30, 2022 and 2021, 103,403 and 150,171 shares related to stock-based compensation, respectively, were excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. For the nine months ended November 30, 2022 and 2021, 78,862 and 137,186 shares related to stock-based compensation, respectively, were excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. In addition, all shares related to the Series A Convertible Preferred Stock (4.1 million shares) were excluded for the three and nine months ended November 30, 2022 because the effect would be anti-dilutive. These shares could be dilutive in future periods.

5. Sales
Disaggregated Sales
The following table presents disaggregated sales, for continuing operations, by customer industry (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Sales:
Construction	$205,316	$32,419	$493,573	$91,018
Industrial	37,330	28,367	118,457	87,061
Consumer	29,864	—	78,972	—
Transportation	33,597	24,315	98,715	75,189
Electrical/Utility	26,131	20,262	69,100	55,402
Other (1)	41,063	29,720	128,328	87,062
Total sales	$373,301	$135,083	$987,145	$395,732
(1) Other includes less significant markets, such as agriculture, recreation, petro-chem, AZZ Tubular products and sales from recycling and other.
See also Note 6 for sales information by operating segment.
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
Contract assets and contract liabilities were $78.6 million and $1.0 million, respectively, as of November 30, 2022. The Company did not record any sales for the three or nine months ended November 30, 2022 or 2021 related to performance obligations satisfied in prior periods.
6. Operating Segments
Segment Information
The Company has three distinct operating segments: the AZZ Metal Coatings segment, the AZZ Precoat Metals segment and the AZZ Infrastructure Solutions segment. The AIS Joint Venture agreement discussed in Note 3 resulted in our AZZ Infrastructure Solutions segment being classified within discontinued operations, with the exception of AZZ Crowley Tubing which was retained by the Company and merged into the AZZ Metal Coatings segment. See Note 3 for the results of operations related to the AZZ Infrastructure Solutions segment. For the three and nine months ended November 30, 2022, the Company's investment in the AIS JV is a reportable operating segment.
The AZZ Metal Coatings segment provides hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries through facilities located throughout the United States and Canada. Hot-dip galvanizing is a metallurgical process in which molten zinc reacts to steel. The zinc alloying provides corrosion protection and extends the life-cycle of fabricated steel for several decades. The Tubing business provides small-diameter offset pipe utilized primarily in the energy sector.
The AZZ Precoat Metals segment provides aesthetic and corrosion protective coatings and related value-added services for steel and aluminum coil, primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation and other end markets in the United States.
The AZZ Infrastructure Solutions segment consists of the Company's investment in and equity in earnings of the AIS JV, which provides specialized products and services designed to support primarily industrial and electrical applications. The product offerings include custom switchgear, electrical enclosures, medium and high voltage bus ducts, explosion proof and hazardous duty lighting. The AIS JV also focuses on life-cycle extension for the power generation, refining and industrial infrastructure, through providing automated weld overlay solutions for corrosion and erosion mitigation.

Sales and operating income from continuing operations by segment for each period were as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Sales:
AZZ Metal Coatings	$158,274	$135,083	$487,567	$395,732
AZZ Precoat Metals	215,027	—	499,578	—
Total sales	$373,301	$135,083	$987,145	$395,732

Operating income:
AZZ Metal Coatings	$33,546	$33,111	$123,812	$97,072
AZZ Precoat Metals	21,053	—	63,914	—
Corporate(1)	(9,206)	(11,821)	(50,283)	(34,395)
Total operating income from continuing operations	$45,393	$21,290	$137,443	$62,677
(1) Includes expenditures of $15.2 million for the nine months ended November 30, 2022, directly related to the Precoat Acquisition and the divestiture of the AZZ Infrastructure Solutions operating segment. There were no such expenditures for the three months ended November 30, 2022.

Asset balances by operating segment for each period were as follows (in thousands):

	November 30, 2022	February 28, 2022
Total assets:
AZZ Metal Coatings	$579,830	$578,885
AZZ Precoat Metals	1,484,074	—
AZZ Infrastructure Solutions - Investment in Joint Venture	82,420	—
Corporate	53,150	46,266
Discontinued operations:
AZZ Infrastructure Solutions	—	507,876
Total	$2,199,474	$1,133,027

Financial Information About Geographical Areas
The following table presents sales by geographic region for each period (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Sales:
United States	$363,660	$127,462	$951,855	$370,910
International	9,641	7,621	35,290	24,822
Total	$373,301	$135,083	$987,145	$395,732

The following table presents fixed assets by geographic region for each period (in thousands):

	November 30, 2022	February 28, 2022
Property, plant and equipment, net:
United States	$471,279	$167,634
Canada	20,088	25,724
Total	$491,367	$193,358

Investments in Unconsolidated Entity
On September 30, 2022, the Company entered into a joint venture with Fernweh Group LLC ("Fernweh"), whereby AZZ contributed its AZZ Infrastructure Solutions segment (“AIS”) to AIS Investment Holdings LLC (the “AIS JV”), and sold a 60% interest in the AIS JV to Fernweh. The Company's investment in the AIS JV was $82.4 million at November 30, 2022. The Company recognized equity in earnings of unconsolidated entities of $1.0 million for the three and nine months ended November 30, 2022. See Note 7 for further discussion of the Company's investment in the AIS JV.
7. Investments in Unconsolidated Entity
AZZ Infrastructure Solutions (AIS) Joint Venture
On September 30, 2022, the Company and Fernweh Group LLC ("Fernweh") closed on the transaction whereby AZZ contributed its AZZ Infrastructure Solutions segment (“AIS”) to AIS Investment Holdings LLC (the “AIS JV”), and sold a 60% controlling interest in the AIS JV to Fernweh at an implied enterprise value of AIS of $300.0 million. The AIS JV operates under the name "Avail Infrastructure Solutions" ("AVAIL"). As a result of the transaction, AIS is deconsolidated and the Company's retained 40% interest in the AVAIL joint venture is accounted for under the equity method of accounting. The proceeds from the sale included approximately $108.0 million, as well as $120.0 million that was funded by committed debt financing taken on by the AIS JV immediately prior to the closing of the divestiture of AZZ’s controlling interest.
As a change of control occurred with the transaction, a new basis of accounting will occur at the AIS JV when AVAIL completes its business combination accounting for the transaction. AZZ has not presented summarized financial statements, as those statements are incomplete at this time and do not include adjustments to asset values, depreciation, or amortization that may be required once AVAIL completes its business combination accounting. We record our interest in the joint venture on a one-month lag to allow sufficient time to review and assess the joint venture’s effect on our reported results. Since the transaction closed on September 30, 2022, we have recorded one month of equity in earnings of unconsolidated entities in the amount of $1.0 million, representing AVAIL's October 2022 results of operations. Once AVAIL completes the business combination accounting, the reported results will reflect the effects of the business combination accounting as though such values were recorded at the time the transaction closed.
8. Derivative Instruments

Interest Rate Swap Derivative
We manage our exposure to fluctuations in interest rates using a mix of fixed and variable-rate debt. We utilize fixed-rate interest rate swap agreements to change the variable interest rate to a fixed rate on a portion of our variable-rate debt.
On September 27, 2022, the Company entered into a fixed-rate interest rate swap agreement with banks that are parties to the 2021 Credit Agreement, amended on October 7, 2022, to change the SOFR-based component of the interest rate on a portion of the Company's variable-rate debt to a fixed rate of 4.277%, resulting in a total fixed rate of 8.627% (the “2022 Swap”). The 2022 Swap had an initial notional amount of $550.0 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases each quarter by a pro-rata portion of the principal payments made on the Term Loan B. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates, for approximately one-half of the total amount of our variable-rate debt. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. The Company designated the 2022 Swap as a cash flow hedge at inception. Cash settlements of the 2022 Swap are recognized in interest expense.
At November 30, 2022, changes in fair value attributable to the effective portion of the 2022 Swap were included on the condensed consolidated balance sheet in accumulated other comprehensive income. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on the Company’s condensed consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value, to the extent effective, recognized in accumulated other comprehensive income until reclassified into earnings when the interest expense on the underlying debt is reflected in earnings. The portion of a cash flow hedge that does not offset the change in the fair value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings.
9. Debt
The Company's debt consisted of the following for each of the periods presented (in thousands):

	November 30, 2022	February 28, 2022
Revolving Credit Facility	$10,000	$77,000
2020 Senior Notes	—	150,000
Term Loan B	1,083,500	—
Total debt, gross	1,093,500	227,000
Unamortized debt issuance costs	(69,852)	(516)
Total debt, net	1,023,648	226,484
Less amount due within one year	(13,000)	—
Total debt due after one year, net	$1,010,648	$226,484
2021 Credit Agreement
On July 8, 2021, the Company entered into a five-year unsecured revolving credit facility under a credit agreement, by and among the Company, borrower, Citibank, N.A., as administrative agent and the other agents and lender parties thereto (the “2021 Credit Agreement”). The 2021 Credit Agreement was scheduled to mature in July 2026 and included the following significant terms;

i.provided for a senior unsecured revolving credit facility with a principal amount of up to $400.0 million of revolving loan commitments, and includes an additional $200.0 million uncommitted incremental accordion facility;
ii.interest rate margin ranges from 87.5 bps to 175 bps for Eurodollar Rate loans, and from 0.0 bps to 75 bps for Base Rate loans, depending on the leverage ratio of the Company and its consolidated subsidiaries as a group;
iii.included a letter of credit sub-facility up to $85.0 million for the issuance of standby and commercial letters of credit;
iv.included a $50.0 million sublimit for swing line loans;
v.included customary representations and warranties, affirmative covenants and negative covenants, and events of default; including restrictions on incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions, carve-outs and baskets, and;
vi.included a maximum leverage ratio financial covenant and an interest coverage ratio financial covenant, each to be tested at each quarter-end;

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

i.provides for a senior secured initial term loan in the aggregate principal amount of $1.1 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company;
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
vi.includes a maximum quarterly leverage ratio financial covenant and an interest coverage ratio financial covenant, with reporting requirements at each quarter-end;
The Company utilizes proceeds from the Revolving Credit Facility primarily to finance working capital needs, capital improvements, dividends, acquisitions and for general corporate purposes. The proceeds of the Term Loan B were used to finance a portion of the Precoat Acquisition, pay transaction-related costs owed under the Securities Purchase Agreement (defined below) and refinance certain prior indebtedness, including the repayment of outstanding borrowings under the 2021 Credit Agreement. The proceeds were also utilized to redeem 100% of the Company’s 2020 Senior Notes on June 6, 2022.
Outstanding principal of the Term Loan B is payable on the last business day of each May, August, November and February, beginning August 31, 2022, in a quarterly aggregate principal amount of $3.25 million, with the entire remaining principal amount due on May 13, 2029, the maturity date.
The interest rate for the Revolving Credit Facility and the Term Loan B was 8.53% at November 30, 2022.
The Company's credit agreement requires the Company to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 6.25 through November 2022. For each subsequent quarter, the maximum ratio decreases by 25 basis points through May 31, 2024, when the maximum Total Net Leverage Ratio reaches 4.5.

Convertible Subordinated Notes

On May 13, 2022, the Company completed the issuance of $240.0 million aggregate principal amount of 6.00% convertible subordinated notes due June 30, 2030 (the "Convertible Notes") pursuant to the Securities Purchase Agreement (the "Securities Purchase Agreement") with BTO Pegasus Holdings DE L.P., a Delaware limited partnership (together with its assignees, "Blackstone"), an investment vehicle of funds affiliated with Blackstone Inc. Interest on the Convertible Notes was payable on June 30 and December 31. The Convertible Notes were exchanged for 240,000 shares of the Company's 6.0% Series A Convertible Preferred Stock on August 5, 2022, following the receipt of shareholder approval for the issuance of preferred shares. See Note 13 for a description of the Series A Convertible Preferred Stock.
The Company used the proceeds of the Convertible Notes, along with the Term Loan B, to fund the Company’s Precoat Acquisition.

The Company's debt agreements require the Company to maintain certain affirmative and negative covenants. As of November 30, 2022, the Company was in compliance with all covenants and other requirements set forth in the debt agreements.

During the three months ended November 30, 2022, the Company utilized a significant portion of the cash received from the AIS JV to reduce the Term Loan B, and utilized the remaining cash received to reduce the Revolving Credit Facility and for general corporate purposes.
10. Fair Value Measurements

Recurring Fair Value Measurements

In accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), certain of the Company’s assets and liabilities, which are carried at fair value, are classified in one of the following three categories:

•Level 1: Quoted market prices in active markets for identical assets or liabilities.
•Level 2: Observable market-based inputs, other than Level 1, or unobservable inputs that are corroborated by market data.
•Level 3: Unobservable inputs that are not corroborated by market data and reflect the Company’s own assumptions.

The Company’s derivative instrument consists of an interest rate swap contract, which is a Level 2 of the fair value hierarchy and reported in the condensed consolidated balance sheet as of December 31, 2021 as derivative liabilities current and derivative liabilities long-term. See Note 8 for more information.

The Company’s financial instrument that is measured at fair value on a recurring basis as of November 30, 2022 and February 28, 2022 is as follows (dollars in thousands):

	November 30,	Fair Value Measurements Using			February 28,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3	2022	Level 1	Level 2	Level 3
Interest rate swap agreement	$(3,512)	$—	$(3,512)	$—	$—	$—	$—	$—

11. Leases
The Company is a lessee under various leases for facilities and equipment. As of November 30, 2022, the Company was the lessee for 167 operating leases with terms of 12 months or more and 15 finance leases. Many of the operating leases either have renewal options of between one and five years or convert to month-to-month agreements at the end of the specified lease term.
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
The Company’s future lease commitments as of November 30, 2022 do not reflect the entirety of the Company’s short-term lease commitments.
The following table outlines, for the Company's continuing operations, the classification of the Company's right-of-use assets and lease liabilities in the consolidated balance sheets as of November 30, 2022 and fiscal year end 2022 (in thousands):

Balance Sheet	Classification	November 30, 2022	February 28, 2022
Assets
Right-of-use assets	Right-of-use assets	$24,248	$13,954
Liabilities
Operating lease liabilities ― ST	Lease liability - short-term	5,199	3,131
Operating lease liabilities ― LT	Lease liability - long-term	18,971	10,798
Finance lease liabilities ― ST	Lease liability - short-term	200	158
Finance lease liabilities ― LT	Lease liability - long-term	702	605
Supplemental non-cash information related to the Company's portfolio of operating leases was as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Operating cash flows from operating leases included in lease liabilities	$2,862	$2,338	$8,069	$6,780
Lease liabilities obtained from new ROU assets - operating	2,396	376	4,938	13,646
Operating and financing cash flows from financing leases included in lease liabilities	70	37	182	74
Lease liabilities obtained from new ROU assets - financing	—	348	398	362

	November 30, 2022	February 28, 2022
Weighted-average remaining lease term - operating leases (years)	7.03	7.90
Weighted-average discount rate - operating leases	4.72%	4.56%
Weighted-average remaining lease term - financing leases (years)	4.45	4.73
Weighted-average discount rate - financing leases	4.12%	2.95%
The following table outlines the classification of lease expense related to operating leases from continuing operations, in the statements of operations (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Cost of sales	$3,306	$1,858	$8,590	$5,073
Selling, general and administrative	494	339	1,435	939
Total lease expense	$3,800	$2,197	$10,025	$6,012

As of November 30, 2022, maturities of the Company's lease liabilities, excluding lease liabilities associated with our discontinued operations, were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2023	$1,595	$58	$1,653
2024	5,978	232	6,210
2025	5,410	232	5,642
2026	4,634	188	4,822
2027	3,784	163	3,947
Thereafter	5,624	118	5,742
Total lease payments	27,025	991	28,016
Less imputed interest	(2,855)	(89)	(2,944)
Total	$24,170	$902	$25,072

12. Income Taxes
The following table outlines income or loss and the related tax expense (benefit) from discontinued operations for the three and nine months ended November 30, 2022 and 2021 (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Income from discontinued operations before income taxes	$1,202	$7,296	$21,053	$23,123
Income tax (expense) benefit	(133)	682	(3,927)	289
Income from discontinued operations, net of tax	$1,069	$7,978	$17,126	$23,412

Loss on disposal of discontinued operations	$(45,010)	$—	$(159,910)	$—
Income tax benefit	4,960	—	29,837	—
Loss on disposal of discontinued operations, net of tax	$(40,050)	$—	$(130,073)	$—
The provision for income taxes from continuing operations reflects an effective tax rate of 11.7% for the three months ended November 30, 2022, compared to 33.6% for the three months ended November 30, 2021. The decrease in the effective tax rate was primarily attributable to the tax benefit from an outside basis difference between book and tax in the Company's investment in the AIS JV.
The provision for income taxes from discontinued operations reflects an effective tax rate of 11.0% for the three months ended November 30, 2022, compared to (9.3)% for the three months ended November 30, 2021. The increase is related to an unfavorable permanent adjustment for cumulative translation adjustment that, for tax purposes, is non-deductible.
For the nine months ended November 30, 2022, the effective tax rate from continuing operations was 23.8%, compared to 32.5% for the prior year comparable period. The decrease in the effective tax rate is the result of unfavorable adjustments related to uncertain tax positions recorded in the prior year comparable period and to the tax benefit from an outside basis difference between book and tax in the Company's investment in the AIS JV.
The provision for income taxes from discontinued operations reflects an effective tax rate of 18.7% for the nine months ended November 30, 2022, compared to (1.2)% for the nine months ended November 30, 2021. The increase is related to an unfavorable permanent adjustment for cumulative translation adjustment that, for tax purposes, is non-deductible.

13. Equity
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
During the nine months ended November 30, 2022, to prioritize repayments of debt, including debt incurred to finance the Precoat Acquisition, the Company did not repurchase shares of common stock under the 2020 Share Authorization. During the nine months ended November 30, 2021, the Company repurchased 564,300 shares of common stock for $28.9 million, or $51.16 per share.
Series A Convertible Preferred Stock
On August 5, 2022, the Company exchanged the Convertible Notes for 240,000 shares of 6.0% Series A Convertible Preferred Stock, following the receipt of shareholder approval for the issuance of preferred stock. The Series A Convertible Preferred Stock is convertible by the holder at any time into shares of the Company's common stock at a conversion price of $58.30 per common share. The preferred stock accumulates a 6.0% dividend per annum. Dividends are payable quarterly on March 31, June 30, September 30 and December 31 of each year. In addition, the preferred shares are subject to a minimum conversion threshold of 1,000 shares per conversion, and customary anti-dilution and dividend adjustments. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference.

As of November 30, 2022, the 240,000 shares of outstanding Series A Convertible Preferred Stock had accrued dividends of $4.6 million and could be converted into 4.1 million shares of common stock, at the option of the holder.

As of February 28, 2022, there were no shares of outstanding preferred stock and no accrued dividends.

14. Defined Benefit Pension Plan
In the Company's Precoat Metals segment, certain employees participate in a defined benefit pension plan sponsored and administered by the Company. The pension plan calls for benefits to be paid to eligible employees at retirement, based primarily upon years of service and compensation rates near retirement. The plan is closed to new participants, while those participants already in the plan continue to accrue benefits. In conjunction with the acquisition of Precoat Metals, the Company assumed an accumulated benefit obligation in excess of related plan assets associated with the defined benefit pension plan of $31.6 million, which is included in "Other long-term liabilities" in the consolidated balance sheets. The Plan has been frozen to new participants, and supports existing employees of AZZ Precoat Metals and other participating employees. See Note 2 for a discussion of the acquisition of Precoat Metals.
15. Commitments and Contingencies
Legal
The Company and its subsidiaries are named defendants and plaintiffs in various routine lawsuits incidental to its business.  These proceedings include labor and employment claims, worker’s compensation, environmental matters, and various commercial disputes including certain breach of contract claims, all of which arise in the normal course of conducting business. As discovery progresses on all outstanding legal matters, the Company continuously evaluates opportunities to either settle the disputes for nuisance value or potentially enter into mediation as a way to resolve the disputes prior to trial. As the pending cases progress through additional discovery, including expert testimony and mediation, our assessment of the likelihood of an unfavorable outcome on one or more of the pending lawsuits may change. The outcome of these lawsuits or other proceedings cannot be predicted with certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other matters cannot be predicted at this time. Management, after consultation with legal counsel, believes it has strong defenses to all of these matters and does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or cash flows.
Environmental
The Company assumed certain environmental liabilities as part of the Precoat Acquisition described in Note 2. As of November 30, 2022, the reserve balance for environmental liabilities was $22.0 million, of which $1.5 million is classified as current. Environmental remediation liabilities include costs directly associated with site investigation and clean up, such as materials, external contractor costs, legal and consulting expenses and incremental internal costs directly related to onging remediation plans. Estimates used to record environmental remediation liabilities are based on the Company's best estimate of probable future costs based on site-specific facts and circumstances known at the time of the estimate and these estimates are updated on a quarterly basis. Estimates of the cost for the potential or ongoing remediation plans are developed using internal resources and third-party environmental engineers and consultants.
The Company accrues the anticipated cost of environmental remediation when the obligation is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. While any revisions to the Company's environmental remediation liabilities could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional remediation expenses to have an adverse material effect on its financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as "may," “could,” "should," "expects," "plans," “will,” “might,” “would,” “projects,” “currently,” “intends,” “outlook,” “forecasts,” “targets,” "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date they are made and are subject to risks that could cause them to differ materially from actual results. Certain factors could affect the outcome of the matters described herein. This Quarterly Report may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand for our products and services, including demand by the construction markets, the industrial markets and the metal coatings markets. In addition, within each of the markets we serve, our customers and our operations could potentially continue to be adversely impacted by the continuing impact of the COVID-19 pandemic, including governmental issued mandates regarding the same in the jurisdictions in which we operate, sell to, or from whom we purchase. We could also experience additional increases in labor costs, components and raw materials, including zinc and natural gas, which are used in our hot-dip galvanizing process; supply-chain vendor delays; customer requested delays of our products or services; delays in additional acquisition opportunities; currency exchange rates; adequacy of financing; availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; economic volatility, including a prolonged economic downturn or macroeconomic conditions such as inflation or changes in the political stability in the United States and other foreign markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business, including in Part I, Item 1A. Risk Factors, in AZZ's Annual Report on Form 10-K for the fiscal year ended February 28, 2022 and other filings with the SEC, available for viewing on AZZ's website at www.azz.com and on the SEC's website at www.sec.gov.
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
The impact of COVID-19 to the Company's personnel and operations has been limited during the third quarter of fiscal 2023. However, labor market shortages and supply chain challenges have continued during the quarter, resulting in increased operating expenses as the constrained labor market and supply chain disruptions impacted the availability and cost of skilled labor and materials. Disruptions to certain parts of our supply chain have, in certain cases, limited our ability to fulfill demand in the future. The extent of COVID-19's impact on our business will depend on future developments, including the continued new variants and surges in the spread of COVID-19, the Company's continued ability to source and distribute its products, the impact of COVID-19 on capital and financial markets, and the related impact on consumer confidence and spending, all of which are uncertain and difficult to predict, considering the continuously evolving landscape. Accordingly, our financial condition, results of operations or cash flows could be impacted in ways that we are not able to predict today.
Overview
The Company has three distinct operating segments: the AZZ Metal Coatings segment, the AZZ Precoat Metals segment and the AZZ Infrastructure Solutions segment. The AZZ Infrastructure Solutions segment (excluding AZZ Crowley Tubing) is now reported as discontinued operations, and financial data for this segment has been segregated and presented as discontinued operations for all periods presented. See Note 3 to our consolidated financial statements for additional information. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment.  We use sales and operating income by segment to evaluate the performance of our segments.  Segment operating income consists of sales less cost of sales and selling, general and administrative expenses that are specifically identifiable to a segment.  For the three and nine months ended November 30, 2022, the Company's investment in the AIS JV is a reportable operating segment. For a reconciliation of operating income from continuing operations by segment to consolidated operating income from continuing operations, see Note 6 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Divestiture of AZZ Infrastructure Solutions Business
On September 30, 2022, the Company and Fernweh Group LLC ("Fernweh") closed on the transaction whereby AZZ contributed its AZZ Infrastructure Solutions segment (“AIS”) to AIS Investment Holdings LLC (the “AIS JV”), and sold a 60% controlling interest in the AIS JV to Fernweh at an implied enterprise value of AIS of $300.0 million. See "Liquidity and Capital Resources—AIS Joint Venture" section below for further discussion of the AIS JV.

QUARTER ENDED NOVEMBER 31, 2022 COMPARED TO THE QUARTER ENDED NOVEMBER 31, 2021

Segment Sales
The following table reflects the breakdown of sales by segment (in thousands):

	Three Months Ended November 30,
	2022	2021
Sales:
Metal Coatings	$158,274	$135,083
Precoat Metals	215,027	—
Total Sales	$373,301	$135,083

For the three months ended November 30, 2022 (the "current quarter"), consolidated sales increased $238.2 million, or 176.3%, compared to the three months ended November 30, 2021 (the "prior year quarter"). Sales for the AZZ Metal Coatings segment increased $23.2 million, or 17.2%, for the current quarter, compared to the prior year quarter. The increase was primarily due to improved price realization for our superior quality and service and an increase in the volume of steel galvanized.
Sales for the AZZ Precoat Metals segment, which was acquired on May 13, 2022, were $215.0 million for the current quarter.
Segment Operating Income
The following table reflects the breakdown of operating income by segment (in thousands):

	Three Months Ended November 30, 2022				Three Months Ended November 30, 2021
	Metal Coatings	Precoat Metals	Corporate	Total	Metal Coatings	Precoat Metals	Corporate	Total
Operating income (loss) from continuing operations:
Sales	$158,274	$215,027	$—	$373,301	$135,083	$—	$—	$135,083
Cost of sales	120,134	180,085	—	300,219	97,510	—	—	97,510
Gross margin	38,140	34,942	—	73,082	37,573	—	—	37,573
Selling, general and administrative	4,594	13,889	9,206	27,689	4,462	—	11,821	16,283
Total operating income (loss) from continuing operations	$33,546	$21,053	$(9,206)	$45,393	$33,111	$—	$(11,821)	$21,290
Operating income for the AZZ Metal Coatings segment increased $0.4 million, or 1.3%, for the current quarter, compared to the prior year quarter. The current quarter increase was due to improved sales as described above, partially offset by increased costs for labor and raw materials for the current quarter.
Operating income for the AZZ Precoat Metals segment, which was acquired on May 13, 2022, was $21.1 million for the current quarter.
Corporate expenses decreased $2.6 million, or 22.1%, for the current quarter, compared to the prior year quarter. The decrease is primarily due to income related to the transition services agreement associated with the AIS JV, as well as external consulting costs associated with our ongoing strategic review in the prior year quarter, with no corresponding expense in the current quarter.
Interest Expense
Interest expense for the current quarter increased $24.5 million, to $26.1 million, compared to $1.6 million for the prior year quarter. The significant increase in interest expense is attributable to the additional debt that was obtained in conjunction with the Precoat Acquisition, including the Term Loan B of $1.3 billion and the Convertible Notes of $240.0 million. The Convertible Notes transitioned from subordinated debt (e.g., interest) to Preferred Equity (e.g., dividends) on August 5, 2022.

Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated subsidiaries of $1.0 million represents our proportionate share of net income from our investment in the AIS JV. We have a 40% equity interest in the AIS JV.
Income Taxes
The provision for income taxes from continuing operations reflects an effective tax rate of 11.7% for the current quarter, compared to 33.6% for the prior year quarter. The decrease in the effective tax rate was primarily attributable to the tax benefit from an outside basis difference between book and tax in the Company's investment in the AIS JV.

Income from Discontinued Operations
Following the AIS JV agreement with Fernweh, the results of our AZZ Infrastructure Solutions segment were classified as discontinued operations in our condensed consolidated statements of operations and excluded from continuing operations for all periods presented. The results of operations from discontinued operations for the three months ended November 30, 2022 and 2021 consist of the following (in thousands):

	Three Months Ended November 30,
	2022	2021
Sales	$42,300	$96,654
Cost of sales	35,020	77,263
Gross margin	7,280	19,391

Selling, general and administrative	4,074	10,589
Loss on disposal of discontinued operations	45,010	—
Operating income (loss) from discontinued operations	(41,804)	8,802

Interest expense	2	2
Other (income) expense, net	2,002	1,504
Income (loss) from discontinued operations before income tax	(43,808)	7,296
Income tax (benefit) expense	(4,827)	(682)
Net income (loss) from discontinued operations	$(38,981)	$7,978

Sales for the AZZ Infrastructure Solutions segment decreased $54.4 million, or 56.2%, for the current quarter, compared to the prior year quarter. The decrease is primarily due to the divestiture of our AZZ Infrastructure Solutions segment on September 30, 2022, resulting in the inclusion of one month of sales for the current quarter, compared to a full quarter for the prior year period.
Operating income for the AZZ Infrastructure Solutions segment decreased by $50.6 million, or 574.9%, for the current quarter, compared to the prior year quarter. For the three months ended November 30, 2022, the Company recognized a non-cash loss on disposal of approximately $45.0 million, which is included in "Loss on disposal of discontinued operations" above. During the three months ended November 30, 2022, the Company completed the sale of the AIS segment. The additional loss includes $27.8 million from the derecognition of the cumulative translation adjustment related to its investment in foreign entities within the AIS segment, as well as an adjustment of $17.2 million for the change in net assets for the period between August 31, 2022, when the estimated loss was recorded, and September 30, 2022, when the transaction closed.
The provision for income taxes from discontinued operations reflects an effective tax rate of 11.0% for the current quarter, compared to (9.3)% for the prior year quarter. The increase is related to an unfavorable permanent adjustment for cumulative translation adjustment that, for tax purposes, is non-deductible.

NINE MONTHS ENDED NOVEMBER 31, 2022 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 31, 2021

Segment Sales
The following table reflects the breakdown of sales by segment (in thousands). The results for Precoat Metals represent results of operations from May 13, 2022, the acquisition date, through November 30, 2022.

	Nine Months Ended November 30,
	2022	2021
Sales:
Metal Coatings	$487,567	$395,732
Precoat Metals	499,578	—
Total Sales	$987,145	$395,732

For the nine months ended November 30, 2022 (the "current nine-month period"), consolidated sales increased $591.4 million, or 149.4%, compared to the nine months ended November 30, 2021 (the "prior year nine-month period"). Sales for the AZZ Metal Coatings segment increased $91.8 million, or 23.2%, for the current nine-month period, compared to the prior year nine-month period. The increase in sales was primarily due to improved price realization for our superior quality and service. The volume of steel processed also increased in the current period, compared to the prior year period.
Sales for the AZZ Precoat Metals segment, which was acquired on May 13, 2022, were $499.6 million for the nine months ended.
Segment Operating Income
The following table reflects the breakdown of operating income by segment (in thousands):

	Nine Months Ended November 30, 2022				Nine Months Ended November 30, 2021
	Metal Coatings	Precoat Metals	Corporate	Total	Metal Coatings	Precoat Metals	Corporate	Total
Operating income (loss) from continuing operations:
Sales	$487,567	$499,578	$—	$987,145	$395,732	$—	$—	$395,732
Cost of sales	350,152	402,303	—	752,455	285,572	—	—	285,572
Gross margin	137,415	97,275	—	234,690	110,160	—	—	110,160
Selling, general and administrative	13,603	33,361	50,283	97,247	13,088	—	34,395	47,483
Total operating income (loss) from continuing operations	$123,812	$63,914	$(50,283)	$137,443	$97,072	$—	$(34,395)	$62,677
Operating income for the AZZ Metal Coatings segment increased $26.7 million, or 27.5%, for the current nine-month period, compared to the prior year nine-month period. The increase was primarily due the increase in sales as described above, partially offset by increased costs for labor and raw materials for the current nine-month period.
Operating income for the AZZ Precoat Metals segment, which was acquired on May 13, 2022, was $63.9 million for the current nine-month period.
Corporate expenses increased $15.9 million, or 46.2%, for the current nine-month period, compared to the prior year nine-month period. The increase is primarily due to increases in acquisition costs related to the Precoat Acquisition, costs related to the AIS joint venture, and increased payroll and employee-related compensation costs related to both of these transactions.
Interest Expense
Interest expense for the current nine-month period increased $56.7 million, to $61.7 million, compared to $5.0 million for the prior year nine-month period. The significant increase in interest expense was primarily attributable to the additional debt that was obtained in conjunction with the Precoat Acquisition, including the Term Loan B of $1.3 billion and the Convertible

Notes of $240.0 million. The Convertible Notes transitioned from from subordinated debt (e.g., interest) to Preferred Equity (e.g., dividends) on August 5, 2022.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated subsidiaries of $1.0 million represents our proportionate share of net income or loss from our investment in the AIS JV. We have a 40% equity interest in the AIS JV.
Income Taxes
For the current nine-month period, the effective tax rate from continuing operations was 23.8%, compared to 32.5% for the prior year nine-month period. The decrease in the effective tax rate is the result of unfavorable adjustments related to uncertain tax positions recorded in the prior year comparable period and to the tax benefit from an outside basis difference between book and tax in the Company's investment in the AIS JV.
Income from Discontinued Operations, net of tax

The results of our AZZ Infrastructure Solutions segment are classified as discontinued operations in our condensed consolidated statements of operations and excluded from continuing operations for all periods presented. The results of operations from discontinued operations for the current and prior year nine-month period consist of the following (in thousands):

	Nine Months Ended November 30,
	2022	2021
Sales	$256,224	$282,278
Cost of sales	202,707	222,432
Gross margin	53,517	59,846

Selling, general and administrative	26,186	35,192
Loss on disposal of discontinued operations	159,910	—
Operating income (loss) from discontinued operations	(132,579)	24,654

Interest expense	8	63
Other (income) expense, net	6,270	1,468
Income (loss) from discontinued operations before income tax	(138,857)	23,123
Income tax (benefit) expense	(25,910)	(289)
Net income (loss) from discontinued operations	$(112,947)	$23,412
Sales for the AZZ Infrastructure Solutions segment decreased $26.1 million, or 9.2%, for the current nine-month period, compared to the prior year nine-month period. The decrease is primarily due to the divestiture of our AZZ Infrastructure Solutions segment on September 30, 2022, resulting in the inclusion of a partial period of sales for the current nine-month period, compared to a full period for the prior year nine-month period.
Operating income for the AZZ Infrastructure Solutions segment decreased by $157.2 million, or 637.8%, for the current nine-month period, compared to the prior year nine-month period. For the current nine-month period, the Company recognized a non-cash loss on disposal of approximately $159.9 million, which is included in "Loss on disposal of discontinued operations" above. The loss represents the difference between the carrying amount and the estimated fair value of the Company's interest in the AIS JV. The loss includes a $45.0 million loss recognized during the current quarter. The additional loss includes $27.8 million from the derecognition of the cumulative translation adjustment related to its investment in foreign entities within the AIS segment, as well as an adjustment of $17.2 million for the change in net assets for the period between August 31, 2022, when the estimated loss was recorded, and September 30, 2022, when the transaction closed.
The decrease is also due to the divestiture of our AZZ Infrastructure Solutions segment on September 30, 2022, resulting in the inclusion of a partial period of operating income for the current nine-month period, compared to a full period for the prior year nine-month period.
The provision for income taxes from discontinued operations reflects an effective tax rate of 18.7% for the nine months ended November 30, 2022, compared to (1.2)% for the nine months ended November 30, 2021. The increase is related to an unfavorable permanent adjustment for cumulative translation adjustment that, for tax purposes, is non-deductible.

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
Cash Flows
The following table summarizes our cash flows by category and working capital for the periods presented (in thousands):

	Nine Months Ended November 30,
	2022	2021
Net cash provided by operating activities of continuing operations	$68,622	$45,938
Net cash used in investing activities of continuing operations	(1,207,653)	(13,406)
Net cash provided by (used in) financing activities of continuing operations	1,005,456	(29,167)

Net cash provided by operating activities from discontinued operations	7,973	3,730
Net cash used in investing activities from discontinued operations	(3,991)	(3,019)
Net cash provided by financing activities from discontinued operations	120,000	—

Working Capital	185,879	236,003
Net cash provided by operating activities of continuing operations for the nine-month period was $68.6 million, compared to $45.9 million for the prior year nine-month period. The increase in cash provided by operating activities is primarily attributable to an increase in net income from continuing operations and an increase in depreciation and amortization, partially offset by increases in deferred taxes and decreases in working capital. The decrease in working capital resulted from lower quarter-end accounts payable and increases in inventories, prepaid expenses, other assets, partially offset by increases other accrued liabilities. Net cash provided by operating activities of discontinued operations for the nine-month period was $8.0 million, compared to $3.7 million for the prior year nine-month period.
Net cash used in investing activities of continuing operations for the nine-month period was $1.2 billion, compared to $13.4 million for the prior year nine-month period. The increase in cash used in investing activities for the current quarter was attributable to the Precoat Acquisition completed in the first quarter of fiscal 2023. Net cash provided by investing activities of discontinued operations for the nine-month period was $4.0 million, compared to $3.0 million for the prior year nine-month period.
Net cash provided by financing activities of continuing operations for the nine-month period was $1.0 billion, compared to net cash used in financing activities of $29.2 million for the prior year nine-month period. The increase in cash used in financing activities during the current quarter was primarily attributable to an increase in proceeds from long-term debt. See “Financing and Capital” section below for additional information.
Financing and Capital
2021 Credit Agreement
On July 8, 2021, the Company entered into a five-year unsecured revolving credit facility under a credit agreement, by and among the Company, as borrower, Citibank, N.A., as administrative agent and the other agents and lender parties thereto (the “2021 Credit Agreement”). The 2021 Credit Agreement was scheduled to mature in July 2026 and included the following significant terms:

i.provided for a senior unsecured revolving credit facility with a principal amount of up to $400.0 million of revolving loan commitments, and includes an additional $200.0 million uncommitted incremental accordion facility;
ii.interest rate margin ranges from 87.5 bps to 175 bps for Eurodollar Rate loans, and from 0.0 bps to 75 bps for Base Rate loans, depending on the leverage ratio of the Company and its consolidated subsidiaries as a group;
iii.included a letter of credit sub-facility up to $85.0 million for the issuance of standby and commercial letters of credit;

iv.included a $50.0 million sublimit for swing line loans;
v.included customary representations and warranties, affirmative covenants and negative covenants, and events of default, including restrictions on incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions, carve-outs and baskets; and
vi.included a maximum leverage ratio financial covenant and an interest coverage ratio financial covenant, each to be tested at quarter end.

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

i.provides for a senior secured initial term loan in the aggregate principal amount of $1.1 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company;
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
The effective interest rate for the 2022 Credit Facility and the Term Loan B was 8.53% at November 30, 2022.
The 2022 Credit Agreement requires the Company to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 6.25 through November 2022. For each subsequent quarter, the maximum ratio decreases by 25 basis points through May 31, 2024, when the maximum Total Net Leverage Ratio reaches 4.5.

Convertible Subordinated Notes

On May 13, 2022, the Company completed the issuance of $240.0 million aggregate principal amount of 6.00% convertible subordinated notes due June 30, 2030 (the "Convertible Notes") pursuant to the Securities Purchase Agreement (the "Securities Purchase Agreement") with BTO Pegasus Holdings DE L.P., a Delaware limited partnership (together with its assignees, "Blackstone"), an investment vehicle of funds affiliated with Blackstone Inc. Interest on the Convertible Notes was payable on June 30 and December 31. The Convertible Notes were exchanged for 240,000 shares of the Company's 6.0% Series A Convertible Preferred Stock on August 5, 2022, following the receipt of shareholder approval for the issuance of preferred shares. The Series A Preferred Stock are convertible by the holder at any time into shares of the Company's common stock at a price of $58.30 per share of common stock. In addition, the Series A Preferred Stock are subject to a minimum conversion threshold of 1,000 shares per conversion, and customary anti-dilution and dividend adjustments.
The Company used the proceeds of the Convertible Notes to fund the Company’s Precoat Acquisition.

The Company's debt agreements require the Company to maintain certain affirmative and negative covenants. As of November 30, 2022, the Company was in compliance with all covenants and other requirements set forth in the debt agreements.

As of November 30, 2022, we had $1.1 billion of floating- and fixed-rate notes outstanding with varying maturities through fiscal 2032 and we were in compliance with all of the covenants related to these outstanding borrowings. As of November 30, 2022, we had approximately $373.3 million of additional credit available for future draws or letters of credit.

We incurred higher average interest rates compared to the same period in the prior year, and we expect this trend to continue throughout fiscal 2023. While the actual timing and extent of the future increases in interest rates remains unknown, higher long-term interest rates are expected to significantly increase interest expense on our variable-rate outstanding debt.
Interest Rate Swap
We manage our exposure to fluctuations in interest rates using a mix of fixed and variable-rate debt. We utilize fixed-rate interest rate swap agreements to change the variable interest rate to a fixed rate on a portion of our variable-rate debt.
On September 27, 2022, the Company entered into a fixed-rate interest rate swap agreement with banks that are parties to the 2021 Credit Agreement, amended on October 7, 2022, to change the SOFR-based component of the interest rate on a portion of the Company's variable-rate debt to a fixed rate of 4.277%, resulting in a total fixed rate of 8.627% (the “2022 Swap”). The 2022 Swap had an initial notional amount of $550 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases each quarter by a pro-rata portion of the principal payments made on the Term Loan B. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates, for approximately one-half of the total amount of our variable-rate debt. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. The Company designated the 2022 Swap as a cash flow hedge at inception. Cash settlements of the 2022 Swap are recognized in interest expense.
AZZ Infrastructure Solutions (AIS) Joint Venture
On September 30, 2022, the Company completed the joint venture between the Company and Fernweh Group LLC ("Fernweh"). Under the agreement with Fernweh, AZZ contributed its AZZ Infrastructure Solutions segment (“AIS”) to AIS Investment Holdings LLC (the “AIS JV”), and sold a 60% interest in the AIS JV to Fernweh at an implied enterprise value of AIS of $300.0 million. The AIS JV operates under the name "Avail Infrastructure Solutions" ("AVAIL"). The Company received proceeds from the sale of approximately $108.0 million, as well as $120.0 million that was funded by committed debt financing taken on by the AVAIL joint venture immediately prior to the closing of the divestiture of AZZ’s controlling interest. As a result of the transaction, AIS is deconsolidated and the Company's retained 40% interest in the AVAIL joint venture is accounted for under the equity method of accounting. See Note 3 of our consolidated financial statements included in this Quarterly Report on Form 10-Q for further information about the AIS segment. The Company used the cash received from the transaction to repay $210.0 million on the Term Loan B, $15.0 million on the Revolving Credit Facility and $3.0 million for working capital purposes.
Share Repurchase Program
During the three months ended May 31, 2022, the Company did not purchase any shares of common stock under the 2020 Share Authorization. The Company has $84.0 million that may be used to purchase shares. See Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”
Other Exposures
We have exposure to commodity price increases in all three of our operating segments, primarily zinc, natural gas in the AZZ Metal Coatings segment, and natural gas, steel and aluminum in the AZZ Precoat Metals segment. We attempt to minimize these increases through fixed cost contract purchases on zinc and natural gas. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process, supply chain management, and through increases in prices where competitively feasible. We have indirect exposure to copper, aluminum, steel and nickel-based alloys in the AZZ Infrastructure Solutions segment through our 40% investment in the AIS JV.
Off Balance Sheet Arrangements and Contractual Obligations
As of November 30, 2022, we did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, results of operations, liquidity, capital expenditures or capital resources of the Company.

As of November 30, 2022, we had outstanding letters of credit in the amount of $16.7 million. These letters of credit are issued for a number of reasons, but are most commonly issued to support collateral requirements with insurance companies.
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
Environmental Remediation Liabilities
The Company assumed certain environmental liabilities as part of the Precoat Acquisition. The Company's accounting policy for the recognition of environmental liabilities requires significant judgements and estimates by management and may be impacted by changing regulations and approaches to remediation plans. Any revisions to these estimates could have a material adverse impact on the Company's financial condition or results of operations.
Environmental remediation liabilities include costs directly associated with site investigation and clean up, such as materials, external contractor costs, legal and consulting expenses and incremental internal costs directly related to the remedy. Estimates used to record environmental remediation liabilities are based on the Company's best estimate of probable future costs based on site-specific facts and circumstances known at the time of the estimate and these estimates are updated on a quarterly basis. Estimates of the cost for the likely remedy are developed using internal resources and third-party environmental engineers and consultants. The Company records the environmental remediation liabilities that represent the points in the range of estimates that are most probable, or the minimum amount when no amount within the range is a better estimate than any other amount.
The Company accrues the anticipated cost of environmental remediation when the obligation is probable and can be reasonably estimated. While any revisions could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional expenses would have a material adverse effect on its financial position, results of operations, or cash flows.
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
Joint Venture
On September 30, 2022, the Company completed the joint venture between the Company and Fernweh Group LLC ("Fernweh"). Under the agreement with Fernweh, AZZ contributed its AZZ Infrastructure Solutions segment (“AIS”) to AIS Investment Holdings LLC (the “AIS JV”), and sold a 60% interest in the AIS JV to Fernweh at an implied enterprise value of AIS of $300.0 million. Following the classification of the AIS segment as held for sale, the Company measured the AIS segment at the lower of its carrying amount or fair value. As a result, the Company recorded a loss on the sale of the AIS segment. The loss was determined by comparing the fair value of the consideration received for the sale of a 60% interest in the AIS JV and the fair value of the Company’s retained 40% investment in the AIS JV with the net assets of the AIS JV immediately prior to the transaction. The fair value of the Company’s retained investment in the AIS JV was determined in a manner consistent with the transaction price received for the sale of the 60% interest in the AIS JV. The determination of the estimated fair value of the Company's 40% interest in the AIS JV required significant judgement, including the utilization of assumptions and estimates, which were based on available information at the time of the assessment.
The Company accounts for its investment in an unconsolidated joint venture under the equity method of accounting as we exercise significant influence over, but do not control, the joint venture. The investment in the unconsolidated joint venture is initially recorded at fair value, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net income or loss. Equity in net income (loss) from the unconsolidated joint venture is allocated based on our economic interest. We record our interest in the joint venture on a one-month lag to allow sufficient time to review and assess the joint venture’s effect on our reported results. We assess our investment in unconsolidated joint venture for recoverability when events and circumstances are present that suggest there has been a decline in value, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.
Interest Rate Swap
The Company is exposed to interest rate risk on its floating-rate debt. On September 27, 2022, the Company entered into an interest rate swap agreement to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of this contract is to reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these contracts. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt.

Recent Accounting Pronouncements
See Note 1 to the condensed consolidated financial statements, included herein, for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.

Non-GAAP Disclosures
In addition to reporting financial results in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”), we provided adjusted earnings, adjusted earnings per share, Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") and Adjusted EBITDA (collectively, the “Adjusted Earnings Measures”), which are non-GAAP measures. Management believes that the presentation of these measures provides investors with greater transparency when comparing operating results across a broad spectrum of companies, which provides a more complete understanding of our financial performance, competitive position and prospects for the future. Management also believes that investors regularly rely on non-GAAP financial measures, such as EBITDA, adjusted EBITDA, adjusted operating income, adjusted earnings and adjusted earnings per share, to assess operating performance and that such measures may highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP.

The following tables provide a reconciliation for the three and nine months ended November 30, 2022 and 2021 between the various measures calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

Adjusted Earnings and Adjusted Earnings per Share

	Three Months Ended November 30,				Nine Months Ended November 30,
	2022		2021		2022		2021
	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)
Net income (loss) available to common shareholders and diluted earnings per share	$(24,142)	(0.97)	$21,085	0.85	$(58,675)	(2.35)	$62,400	2.48
Adjustments:
Acquisition and transaction related expenditures(2)	—	—	—	—	15,320	0.61	—	—
Loss on disposal of discontinued operations	45,010	1.80	—	—	159,910	6.40	—	—
Additional depreciation and amortization related to acquisition(3)	7,986	0.32	—	—	18,634	0.75	—	—
Subtotal	52,996	2.12	—	—	193,864	7.76	—	—
Tax impact(4)	(6,877)	(0.28)	—	—	(37,986)	(1.52)	—	—
Total adjustments	46,119	1.85	—	—	155,878	6.24	—	—
Adjusted earnings and adjusted earnings per share	$21,977	$0.88	$21,085	$0.85	$97,203	$3.89	$62,400	$2.48

(1) Earnings per share amounts included in the table above may not sum due to rounding differences.
(2) Includes expenses related to the Precoat acquisition, as well as the divestiture of the AZZ Infrastructure Solutions business into the AIS JV.
(3) Due to purchase price accounting related to the acquisition of Precoat Metals, additional depreciation and amortization was adjusted during the third quarter. The year-to-date amount includes $3.2 million related to the first quarter, $7.5 million related to the second quarter and $8.0 million related to the third quarter.

(4) Tax benefit consists of: 21% federal statutory rate and 3% blended state tax rate for all adjustments except the loss on disposal of discontinued operations, and 11% and 18% for the loss on disposal of discontinued operations for the three and nine months ended November 30, 2022, respectively.

EBITDA and Adjusted EBITDA

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Net income (loss)	$(20,542)	$21,085	$(54,035)	$62,400
Interest Expense(1)	26,126	1,630	61,747	5,081
Income Tax (Benefit) Expense(1)	(2,380)	5,964	(7,530)	18,489
Depreciation and Amortization(1)	22,970	11,138	63,092	33,222
Total Adjustments	46,716	18,732	117,309	56,792
Non-GAAP EBITDA	26,174	39,817	63,274	119,192
Acquisition and transaction-related expenditures	—	—	15,320	—
Loss on disposal of discontinued operations	45,010	—	159,910	—
Adjusted EBITDA	$71,184	$39,817	$238,504	$119,192
(1) Interest expense, income taxes, depreciation and amortization above include both continuing and discontinued operations, so will not be comparable to the statements of operations included herein, which separate continuing and discontinued operations.

Adjusted EBITDA by Segment

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Metal Coatings
Net income (loss)	$32,972	$33,191	$121,832	$97,169
Interest Expense	9	4	21	9
Income Tax Expense	689	—	1,953	—
Depreciation and Amortization Expense	8,225	7,534	24,785	22,610
Total adjustments	8,923	7,538	26,759	22,619
Non-GAAP EBITDA	41,895	40,729	148,591	119,788

Precoat Metals
Net income (loss)	$21,235	$—	$64,221	$—
Interest Expense	(182)	—	(266)	—
Income Tax Expense	—	—	—	—
Depreciation and Amortization Expense	13,381	—	29,891	—
Total adjustments	13,199	—	29,625	—
Non-GAAP EBITDA	34,434	—	93,846	—

Corporate
Net income (loss)	$(35,768)	$(20,084)	$(127,141)	$(58,181)

Net income from continuing operations	$18,439	$13,107	$58,912	$38,988

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk disclosures during the nine months ended November 30, 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended February 28, 2022.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company closed the Precoat Acquisition May 13, 2022, as discussed in Note 2 in the accompanying notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As such, the scope of the assessment of the effectiveness of our disclosure controls and procedures did not include internal control over financial reporting at Precoat. Precoat's assets and revenues represented approximately 67.5% of the Company's total assets and 57.6% and 50.6% of its total revenues (from continuing operations) as of and for the three and nine months ended November 30, 2022.
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
The Company did not purchase any shares of common stock under the 2020 Share Authorization during the nine months ended November 30, 2022. The Company has $84.0 million that may be used to repurchase outstanding shares of common stock.

Item 5. Other Information.

None.

Item 6. Exhibits

2.1*
Contribution and Purchase Agreement, dated as of June 23, 2022, by and between AZZ Inc., AIS Investment Holdings LLC and Fernweh AIS Acquisition L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on June 27, 2022).

10.1*
First Amended and Restated Limited Liability Company Agreement of AIS Investment Holdings LLC, dated as of September 30, 2022, by and between AZZ Inc., Fernweh AIS Acquisition LP and Atkinson Holding Company LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on October 6, 2022).

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

AZZ Inc. (Registrant)

Date:	January 9, 2023	By:	/s/ Philip A. Schlom
Philip A. Schlom Chief Financial Officer