Form 10-K
period 2023-02-28
AZZ INC
filed 2023-04-25
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,036,100,664 based on the closing sale price as reported on the New York Stock Exchange. As of April 21, 2023, there were 24,912,363 shares of the registrant’s common stock ($1.00 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

AZZ INC.
FORM 10-K
For the Fiscal Year Ended February 28, 2023

Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as "may," "could," "should," "expects," "plans," "will," "might," "would," "projects," "currently," "intends," "outlook," "forecasts," "targets," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date they are made and are subject to risks that could cause them to differ materially from actual results. Certain factors could affect the outcome of the matters described herein. This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand for our products and services, including demand by the construction markets, the industrial markets and the metal coatings markets. We could also experience additional increases in labor costs, components and raw materials including zinc and natural gas, which are used in our hot-dip galvanizing process; supply-chain vendor delays; customer requested delays of our products or services; delays in additional acquisition opportunities; currency exchange rates; an increase in our debt leverage and/or interest rates on our debt, of which a significant portion is tied to variable interest rates; availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; economic volatility, including a prolonged economic downturn or macroeconomic conditions such as inflation or changes in the political stability in the United States and other foreign markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. You are urged to consider these factors carefully in evaluating the forward-looking statements herein and are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by this cautionary statement. These statements are based on information as of the date hereof and AZZ assumes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I
Item 1. Business
AZZ Inc. ("AZZ", the "Company", "our" or "we") was established in 1956 and incorporated under the laws of the state of Texas. We are a provider of hot-dip galvanizing and coil coating solutions to a broad range of end-markets, predominantly in North America. We have three distinct operating segments: the AZZ Metal Coatings segment, the AZZ Precoat Metals segment, and the AZZ Infrastructure Solutions segment. The Company's AZZ Metal Coatings segment is a leading provider of metal finishing solutions for corrosion protection, including hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating to the North American steel fabrication and other industries. The AZZ Precoat Metals segment provides aesthetic and corrosion protective coatings and related value-added services for steel and aluminum coil, primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation and other end markets in the United States. The AZZ Infrastructure Solutions is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in markets worldwide. On September 30, 2022, AZZ contributed its AZZ Infrastructure Solutions segment, excluding AZZ Crowley Tubing ("AIS") to a joint venture, AIS Investment Holdings LLC (the "AIS JV") and sold a 60% interest in the AIS JV to Fernweh Group LLC ("Fernweh"). The AZZ Infrastructure Solutions segment is reported as discontinued operations, and financial data for the segment has been segregated and presented as discontinued operations for all periods presented.
On May 13, 2022, the Company completed the acquisition of the Precoat Metals business division ("Precoat Metals") of Sequa Corporation ("Sequa"), a portfolio company owned by Carlyle, a global private equity firm (the "Precoat Acquisition"). As a result of the Precoat Acquisition, the Company changed its reportable segments, and added AZZ Precoat Metals as a new reportable segment.
Strategy
We have a developed strategy and periodically review our performance, opportunities, market conditions and competitive threats. During fiscal year 2023, we completed our comprehensive, Board-led review of our portfolio capital allocation plans and utilized leading independent financial, legal and tax advisors in support of this review. On May 13, 2022, the Company completed the Precoat acquisition for approximately $1.3 billion. The transaction is further described in "AZZ

Precoat Metals Segment — Recent Acquisitions" below. In addition, on September 30, 2022, AZZ contributed AIS to the AIS JV and sold a 60% interest in the AIS JV to Fernweh.
We believe the strategic actions we executed in fiscal 2023 will accelerate our strategy to become a predominantly metal coatings focused company, which we believe will more rapidly enhance shareholder value.
AZZ Metal Coatings Segment
The AZZ Metal Coatings segment provides hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating, and other surface coating applications to the steel fabrication and other industries through facilities located throughout the United States and Canada. Hot-dip galvanizing is a metallurgical process in which molten zinc reacts to steel. The zinc alloying provides corrosion protection and extends the life-cycle of fabricated steel for several decades. As of February 28, 2023, we operated 41 galvanizing plants, six surface technologies plants and one tubing plant, which are located in various locations throughout the United States and Canada.
Competition
Metal coating is a highly competitive business, and we compete with other galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternate forms of corrosion protection such as material selection (stainless steel or aluminum) or alternative barrier protections such as paint and weathering steel. Our galvanizing markets are generally limited to areas within relatively close proximity to our metal coating plants as customers seek to minimize freight costs.
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
Recent Divestitures
In fiscal 2021, we closed or disposed of certain AZZ Metal Coatings locations that were in under-performing and lower growth geographies or had previously been idle through the consolidation of operations.
In July 2020, we completed the sale of our Galvabar business, which was included in the AZZ Metal Coatings segment. We received net proceeds of $8.3 million and recognized a loss on the sale of $1.2 million. While Galvabar would normally be considered a core business for AZZ, we determined that this technology is better suited for a company with both rebar manufacturing and established rebar distribution capabilities. In accordance with the sale agreement, we may receive royalties associated with future sales for a three-year period following the sale.
For additional information on the AZZ Metal Coatings segment's operating results, see Results of Operations within Item 7. For additional financial information by segment, see Note 14 to the consolidated financial statements.

AZZ Precoat Metals Segment
On May 13, 2022, the Company completed the Precoat acquisition for a net purchase price of approximately $1.3 billion. The acquisition supported our goal of continued geographic expansion as well as portfolio expansion of our metal coatings solutions.
The AZZ Precoat Metals segment provides advanced applications of protective and decorative coatings and related value-added services for steel and aluminum coil, primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation and other end markets. AZZ Precoat Metals segment office is located in St. Louis, Missouri and operates through 13 plants located in the United States.
Competition
AZZ Precoat Metals operates in a highly competitive industry as an independent toll coater, where we compete with other independent toll coaters, captive toll coaters, completely captive coaters, and integrated steel and aluminum mills. Our customers, and us as their toll processor, also face competition from alternative forms of coated metal, like powder-coated metal, or from other potential substrates such as wood, plastics, or concrete that could be used in place of painted metal.
Paint and customer-owned substrate availability are important for our toll-coating process. Paint lead times and pricing have recently stabilized following increases related to recent supply chain concerns; we carry very limited risk associated with paint purchases as it is a pass-through to our customer base. There are currently no concerns regarding the availability of customer-owned bare substrate as an input to our coil coating process, despite recent increases in substrate price and lead times.
We primarily serve distributors, fabricators or manufacturers that ultimately provide manufactured paint and coatings solutions to construction, appliance, HVAC, transportation, container, and general industrial markets, as well as numerous original equipment manufacturers. We do not depend on any single customer for a significant amount of our sales, and we do not believe the loss of any single customer would have a material adverse effect on our consolidated sales or net income.
AZZ Infrastructure Solutions segment
AZZ's Infrastructure Solutions segment, is a leading provider of specialized products and services primarily designed to support industrial and electrical applications. On September 30, 2022, we contributed our AZZ Infrastructure Solutions business, excluding AZZ Crowley Tubing, to a joint venture and sold a 60% interest in the joint venture to Fernweh AIS Acquisition LP. Following the transaction on September 30, 2022, we account for our retained investment in the AZZ Infrastructure Solutions segment as an equity method investment, and the results of operations are included in continuing operations, in "Equity in earnings of unconsolidated subsidiaries" in our consolidated statements of operations.
The segment's product offerings included custom switchgear, electrical enclosures, medium and high voltage bus ducts, explosion proof and hazardous duty lighting. In addition to our product offerings, our AZZ Infrastructure Solutions segment focuses on life-cycle extension for the power generation, refining and industrial infrastructure, through providing automated weld overlay solutions for corrosion and erosion mitigation.
Competition
The markets for our AZZ Infrastructure Solutions segment products are highly competitive and consist of large multi-national companies, along with numerous small independent companies. Competition is based primarily on product quality, range of product line, price and service. While some of the segment's competitors are much larger than us, we believe our noncontrolling interest in AZZ Infrastructure Solutions segment offers some of the most technologically advanced solutions and engineering resources developed from a legacy of proven, reliable product options, allowing the segment to be well positioned to meet the most challenging application-specific demands.
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
For additional information regarding the AZZ Infrastructure Solutions financial results, see Note 6 in Item 8. Financial Statements and Supplementary Data.

Human Capital Management
At AZZ, our culture is defined by trust, respect, accountability, integrity, teamwork and sustainability (T.R.A.I.T.S.). We value our employees by continuously investing in a healthy work-life balance, offering competitive compensation and benefit packages and a team-oriented environment centered on professional service and open communication amongst our employees. We are dedicated to our employees by fully training and equipping them and providing a safe environment to grow personally and professionally. We strive to build, maintain and create a work environment that attracts and retains employees who are high contributors, have outstanding skills, are engaged in our culture, and who embody our Company mission: to create superior value in a culture where people can grow both professionally, and personally and where T.R.A.I.T.S. matter.
Attracting, developing and retaining the best talent in our industry is important to all aspects of AZZ’s long-term strategy and continued success. We recognize that an engaged workforce directly contributes to our efforts to improve AZZ’s sustainability and performance.
Our Employees
As of February 28, 2023, we employed approximately 3,837 people worldwide, of which 3,594 were employed in the U.S. and 243 were employed in Canada. After the Precoat Metals acquisition, we welcomed approximately 1,119 Precoat employees to our workforce. The Company's total workforce consisted of approximately 85% hourly employees and 15% salaried employees. We believe our current relations with our workforce are strong.

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
As of February 28, 2023, our U.S. employees had the following race and ethnicity demographics:

White	44.7%
Hispanic	33.5%
African American	14.7%
Asian	1.2%
Multi-Racial	1.5%
American Indian or Alaska Native	0.7%
Native Hawaiian or Other Pacific Islander	0.1%
Not Stated	3.8%

Approximately 51.6% of our employees are diverse, as reported to the Equal Employment Opportunity Commission on an annual basis.
As of February 28, 2023, our employees had the following gender demographics:

	Women	Men
U.S. Employees	14.3%	85.7%
Global Employees(1)	13.8%	86.2%
(1) Includes employees in Canada.

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

Health	Financial	Work/Life
Medical, Dental and Vision	Competitive Base Salaries	Company/Voluntary Life Insurance
Medical Insurance Premium Reduction	Hourly Overtime and Shift Differential Pay	Compensated Time Off and Holiday Pay
Health Screenings	Cash Incentive Program (annual)	Accidental Death & Dismemberment
Prescription Drug Coverage	Employee Stock Purchase Plan	Paid Short-Term and Long-Term Disability
24/7/365 Virtual and Telehealth Services	100% 401(k) match for the first 1% and 50% match between 2% and 6%	Flexible Work Arrangements
Annual Flu Immunizations	Pre-tax Contributions to Eligible Savings Accounts	Family Emergency Leave
Employee Assistance Program	Tuition reimbursement	Military Leave

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

The Company reviews and monitors safety performance closely. Our ultimate goal is to achieve zero serious injuries through continued investments in core safety programs and injury reduction initiatives. The Company utilizes a mixture of leading and lagging indicators to assess the health and safety performance of our operations. Lagging indicators include the Occupational Safety & Health Administration: (i) Total Recordable Incident Rate ("TRIR"); (ii) Lost Time (or Lost Workday) Incident Rate ("LTIR") based upon the number of incidents per 100 employees. (or per 200,000 work hours); and (iii) Days Away, Restricted or Transferred rate ("DART"). Leading indicators include reporting of all near miss events as well as Environmental, Health and Safety ("EHS") coaching and engagement. In fiscal year 2023, we continued to demonstrate excellence in safety across our 61 plants worldwide, and incident rates as indicated below:

	TRIR	LTIR	DART
Metal Coatings Segment	4.31	1.23	2.98
Precoat Metals Segment	2.41	0.64	1.35

Information About Our Executive Officers

Name	Age	Business Experience of Executive Officers for Past Five Years Position or Office with Registrant or Prior Employer	Held Since
Thomas E. Ferguson	66	President and Chief Executive Officer	2013
Philip Schlom	58	Senior Vice President, Chief Financial Officer
Vice President and Chief Accounting Officer/Interim Chief Financial Officer
		Vice President - Finance, Audit, Controls and Continuous Improvement, Exterran Corporation	2020 2019 2017-2019
Tara D. Mackey	53	Chief Legal Officer and Secretary	2014
Matt Emery	56	Chief Information and Human Resource Officer	2013
Chris Bacius	62	Vice President, Corporate Development	2014
David Nark	55	Senior Vice President of Marketing, Communications and Investor Relations Vice President of Marketing and Communications	2019 2017-2019
Bryan Stovall	58	Chief Operating Officer – Metal Coatings President - AZZ Galvanizing Solutions Senior Vice President - Metal Coatings	2020 2019 2018-2019
Kurt Russell	52	Chief Operating Officer - Precoat Metals President - Precoat Metals Division of Sequa Corporation	2022 2016-2022
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
Corporate Governance and Sustainability
Our Company’s Board of Directors (the "Board"), with the assistance of its Nominating and Corporate Governance Committee, has adopted Corporate Governance Guidelines that set forth the Board’s policies regarding corporate governance and its oversight of the Company's sustainability efforts. In connection with the Board’s responsibility to oversee our legal compliance and conduct business based upon a foundation of the highest business ethics and social responsibility, the Board has adopted the following policies:

•Code of Conduct, which applies to the Company’s officers, directors and employees (including our Chief Executive Officer, Chief Financial Officer, Principle Accounting Officer, and Finance department members);
•Vendor Code of Business Conduct that applies to dealings with our customers, suppliers, vendors, third-party representatives, including agents and business partners;
•Human Rights Policy; and
•Environmental Health and Safety Policy.
The Board has adopted charters for each of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. You may review the Corporate Governance Guidelines, Codes of Conduct or any of our sustainability or corporate social responsibility policies, and our Committee charters under the heading "Investor Relations," subheadings "Corporate Governance," or "Corporate Social Compliance" on our website at: www.azz.com. We intend to disclose future amendments to, or waivers from, certain provisions of this Code of Conduct on our website. Our website and the information posted on our website is not a part of this Annual Report on Form 10-K.
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
Risks Related to Operations
Our business segments operate in highly competitive markets.
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
•increases in manufacturing or transportation costs;
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
•ability or willingness of customers to timely pay their invoices when owed to us; and

•changes in interest rates.
Accordingly, our operating results in any particular quarter may not be indicative of the results expected for any other quarter or for the entire year.
Our business requires skilled labor, and we may be unable to attract and retain qualified employees.
Our ability to maintain our productivity and profitability could be limited by an inability to employ, train and retain skilled personnel necessary to meet our labor requirements. We cannot be certain that we will be able to maintain an adequately skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor costs will not increase as a result of a shortage in the supply of skilled personnel. Labor shortages or increased labor-related costs could impair our ability to maintain our profit margins or impact our ability to sustain and grow our sales.
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
Our business often aligns with the economic environments that we operate within, and, especially in our Precoat Metals segment, is subject to seasonality within the annual operating cycle of the business. Our customers may delay or cancel new or previously planned projects. If there is a downturn in the general economies in which we operate, there could be a material adverse effect on price levels and the quantity of goods and services purchased by our customers, which could adversely impact our sales, consolidated results from operations and cash flows. A number of factors, including financing conditions and potential bankruptcies in the industries we serve, could adversely affect our customers and their ability or willingness to fund their internal projects in the future and pay for services or equipment. Certain economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure raw materials and components to meet our customers’ demand for our products in the future. Other various factors impact demand for our products and services, including the price of commodities (such as zinc, natural gas or other commodities), paint, economic forecasts and financial markets. Uncertainty in the global economy and financial markets could impact our customers and could, in turn, severely impact the demand for corporate infrastructure projects that would result in a reduction in orders for our products and services. All of these factors combined together could materially impact our business, financial condition, cash flows and results of operations and potentially impact the trading price of our common stock.
International events and political issues may adversely affect our AZZ Metal Coatings segments.
A portion of the sales from our AZZ Metal Coatings and AZZ Infrastructure Solutions segments are from markets outside the U.S. The occurrence of any of the risks described below could have an adverse effect on our consolidated results of operations, cash flows and financial condition:
•political and economic instability in the country, Canada, we conduct business;
•social unrest, acts of war and terrorism, natural disasters, and global outbreaks of contagious diseases;
•inflation, or hyper-inflation;
•significant currency fluctuations, currency devaluations or restrictions on currency conversions;
•governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds;
•trade restrictions, tariffs and economic embargoes by the United States or other countries; and
•travel restrictions placed upon personnel.
Catastrophic events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
The occurrence of catastrophic events ranging from acts of war and terrorism, natural disasters such as earthquakes, tsunamis, hurricanes, or the outbreaks of epidemic, pandemic or contagious diseases could potentially cause future disruption in our business. At this time, the ongoing war between Russia and Ukraine has not materially impacted our operations. Any disruption of our customers or suppliers and their respective contract manufacturers could likely impact our future sales and operating results. In addition, the spread of contagious diseases, could adversely affect the economies and financial markets of many countries, and result in an economic downturn that could affect the demand for our products and services. These situations are outside of the Company’s control and any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Fluctuations in the price and supply of raw materials and natural gas for our business segments may adversely affect our operations.
Within our AZZ Metal Coatings segment, zinc and natural gas represent a large portion of our cost of sales. In our AZZ Precoat Metals segment, natural gas represents a large portion of our cost of sales. The prices of zinc and natural gas are subject to volatility and we have experienced commodity price escalation over the past year. Unanticipated commodity price increases could significantly increase production costs and potentially adversely affect profitability. The following factors, which are beyond our control, affect the price of natural gas for the AZZ Metal Coatings segment:

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
Our business is also subject to risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import or export products at current or increased levels, and substantially all of our import operations are subject to customs duties on imported products imposed by the governments where our production facilities are located, including raw materials. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, reporting obligations pertaining to "conflict minerals" mined from certain countries, additional workplace regulations, or other restrictions on our imports will be imposed upon the importation or exportation of our products in the future or adversely modified, or what effect such actions would have on our costs of operations. Future quotas, duties, or tariffs may have a material adverse effect on our business, financial condition, and results of operations. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could potentially have a material adverse effect on our business, financial condition, and results of operations.
Regulations related to conflict minerals could adversely impact our business.
Pursuant to the Dodd-Frank Act, which established annual disclosure and reporting requirements for publicly-traded companies that use tin, tantalum, tungsten or gold (collectively, "conflict minerals") mined from the Democratic Republic of Congo and adjoining countries in their products, we are subject to certain annual disclosures and audit requirements. There are costs associated with complying with these disclosure requirements, including costs for due diligence to determine the source of any conflict minerals used in our products and other potential changes to products, processes, or sources of supply. Despite our continued due diligence efforts, in the future we may be unable to verify the origin of all conflict minerals used in our component products. As a result, we could potentially face reputational and other challenges with our customers that require that all of the components incorporated in our products be certified as conflict-free.
Adoption of new or revised employment and labor laws and regulations could make it easier for our employees to obtain union representation and our business could be adversely impacted.
As of February 28, 2023, approximately 668 of our full-time employees were represented by unions. Our U.S.-based employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If a large portion of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our operating costs and adversely impact our profitability. Any changes in regulations, the imposition of new regulations, or the enactment of new legislation could have an adverse impact on our business to the extent it becomes easier for workers to obtain union representation.

Changes in labor or employment laws, including minimum wage rules, could increase our costs and may adversely affect our business.
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
The Company’s debt instruments, consisting of a term loan and a revolving credit facility, contain covenants which restrict or prohibit certain actions ("negative covenants"), including, but not limited to, the Company's ability to incur debt, restrict or limit certain liens, capital spending limits, engage in certain merger, acquisition, or divestiture actions, or increase dividends beyond a specific level. The Company’s debt instruments also contain covenants requiring the Company to, among other things, maintain specified financial ratios ("affirmative covenants"). Failure to comply with these negative covenants and affirmative covenants could result in an event of default that, if not cured or waived, could restrict the Company’s access to liquidity and have a material adverse effect on the Company’s business or prospects. If the Company does not have enough cash to service its debt or fund other liquidity needs, the Company may be required to take actions such as requesting a waiver from lenders, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. The Company cannot assure that any of these remedies can be effected on commercially reasonable terms or at all.
Our substantial indebtedness and restrictive debt covenants could materially adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in he economy or our industry, our ability to meet our obligations under our outstanding indebtedness and could divert our cash flow from operations for debt payments.
Our consolidated indebtedness increased substantially following the completion of the Precoat Acquisition. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility. Our Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us. These covenants may limit our ability to optimally operate our business. In addition, our Credit Agreement requires that we meet certain financial tests, including a leverage ratio test. Our increased indebtedness and these restrictive covenants could adversely affect our ability to:

•finance our operations;
•make needed capital expenditures;
•make strategic acquisitions or investments or enter into joint ventures;
•withstand a future downturn in our business, the industry or the economy in general;
•engage in business activities, including future opportunities, that may be in our best interest; and
•plan for or react to market conditions or otherwise execute our business strategies.

The covenant restrictions related to our indebtedness could impact our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations. As a result of these restrictions, we could be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with the restrictive covenants described above and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date and the termination of future funding commitments by our lenders. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected. The Credit Agreement contains cross-default provisions that could result in the acceleration of all of our indebtedness. A breach of the covenants under our Credit Agreement could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which across-acceleration or cross-default provision applies. In addition, an event of default under the Credit Agreement would permit the lenders under the Credit Agreement to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay amounts due and payable under the Credit Agreement, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders accelerate the repayment of our borrowings, we and our guarantors may not have sufficient assets to repay that indebtedness. Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness. Increased levels of indebtedness could also create competitive disadvantages for us relative to other companies with lower debt levels.

Our investment in the AIS Joint Venture could be materially and adversely affected by our lack of sole decision-making authority over the majority of the strategic and operational decisions of the business, corporate governance matters, and our reliance on our AIS Joint Venture partner's financial condition.
On September 30, 2022, we completed a disposition of 60% of the equity of AIS Investment Holdings LLC, a Delaware limited liability company (the "AIS JV"), which consists of our former AZZ Infrastructure Solutions Segment (excluding AZZ Crowley Tubing) (the "AIS Business"), with Fernweh AIS Acquisition LP, a Delaware limited partnership. Pursuant to the terms of the agreement, AZZ no longer has a controlling interest in the AIS JV, and therefore the AIS JV is operating and will continue to operate independently. As the non-controlling interest holder in the AIS JV, our influence on all aspects of the AIS Business will continue to diminish. Accordingly, we might not be able to prevent the AIS JV from taking actions adverse to our interests in the AIS JV. We cannot exercise sole decision-making authority regarding the AIS Business, including, but not limited to, hiring and retaining employees and executive officers, management of and payments into its multiemployer pension plans, governance issues, entering into new markets or exiting existing markets, making certain acquisitions or dispositions, and other material strategic transactions, which in each case could create the potential risk of creating operational issues and/or impasses on decisions or decisions at the AIS JV-level not in our best interest. Additionally, investments in joint ventures or partnerships, such as the AIS JV, may, under certain circumstances, involve risks not present when a third-party is not involved, including the possibility that joint venture partners may become bankrupt, fail to fund their share of required capital contributions to various parties, or otherwise struggle operationally or financially. Disputes between AZZ Inc, and our joint venture partner could result in litigation or arbitration that would increase our expense and distract our executive officers and directors from focusing their time and efforts on AZZ Inc.'s business and could result in subjecting the AIS Business to additional risk.
Any of the foregoing operational risks could materially reduce the expected return of our prior investment in the AIS JV and materially and adversely affect our business, results of operations, financial condition and the trading price of our securities.
Adverse changes in the value of assets or obligations associated with our defined benefit pension plan could have a material adverse effect on our financial condition.
We have a defined benefit pension plan which is frozen with respect to benefits and the addition of participants. The funded status and our ability to satisfy the future obligations of the plan is affected by, among other things, changes in interest rates, returns from plan asset investments, and actuarial assumptions including the life expectancies of the plan’s participants. Our ability to adequately fund or meet our future obligations with respect to the plan could have a material adverse effect on our business, results of operations and financial condition.
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
As of February 28, 2023, we had goodwill totaling $702.5 million and indefinite-lived intangible assets totaling $1.5 million on our consolidated balance sheet. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain tradenames. We test goodwill and intangible assets with an indefinite life for potential impairment annually, in the fourth quarter, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company below its carrying amount. Factors that could indicate that our goodwill or indefinite-lived intangible assets are impaired include a decline in our stock price and market capitalization, lower than projected operating results and cash flows and economic downturns or slower growth rates in our industry, market downturns or major events like a global pandemic. Our stock price historically has shown volatility and often fluctuates significantly in response to market and other factors. Declines in our stock price, lower operating results and any decline in industry conditions in the future could increase the risk of impairment. The evaluation for impairment includes our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting segments, estimates of future growth rates, and our judgment regarding the applicable discount rates used on estimated operating results and cash flows.
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
We operate in the United States and Canada and anticipate that there will be instances in which sales and costs will not be exactly matched with respect to foreign currency denomination. Gains and losses from the remeasurement of assets and liabilities that are receivable or payable in currencies other than our subsidiaries’ functional currency are included in our consolidated statements of income. In addition, currency fluctuations cause the U.S. dollar value of our Canadian results of operations and net assets to vary with exchange rate fluctuations. A decrease in the value of the Canadian currency relative to the U.S. dollar could have a negative impact on our business, financial condition, results of operations or cash flows. As we continue to expand geographically, we could experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency exchange rates that could potentially impact our future earnings and forecasted cash flows. However, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against some or all of these risks or increase our cost of conversion of local currency to U.S. dollar.

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
We operate in locations throughout the U.S. and Canada and, as a result, we are subject to the tax laws and regulations of U.S. federal, state, local and the Canadian governments. From time to time, various legislative or administrative initiatives may be proposed that could adversely affect our tax positions. In addition, U.S. federal, state, local and foreign tax laws and regulations are extremely complex and subject to varying interpretations. Moreover, economic and political pressures to increase tax revenue in various jurisdictions may make resolving any future tax disputes favorably more difficult. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Changes to our tax positions resulting from future tax legislation and administrative initiatives or challenges from taxing authorities could adversely affect our results of operations and financial condition.
Interest Rate Risk
An increase in interest rates would increase interest costs on variable-rate debt and could adversely impact the ability to refinance existing debt.
We currently have $1.13 billion of gross debt outstanding that bears interest at variable rates that reset periodically and are generally based on the Secured Overnight Financing Rate ("SOFR") or Base Rate, as defined in the Credit Agreement. We utilize interest rate swaps to mitigate the interest rate risk, and we have hedged approximately one-half of our gross debt outstanding. However, approximately one-half of our gross debt outstanding is unhedged. If interest rates increase, so will the interest costs, which could adversely affect cash flow and the ability to pay principal and interest on our debt and the ability to make distributions to shareholders. In addition, rising interest rates could limit our ability to refinance existing debt when it matures. An increase in interest rates could also affect our ability to make new investments on favorable terms or at all.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company's headquarters and executive offices are located in leased office space in Fort Worth, Texas. We also lease office space in several locations related to our operations facilities. As of February 28, 2023, our office and manufacturing operations facilities were as follows:

			Square Footage
Segment	Location	Number of Facilities	Total	Owned	Leased
Metal Coatings	United States	44	3,179,193	2,801,118	378,075
	Canada	4	193,952	186,645	7,307
Precoat Metals	United States	14	3,443,732	2,686,472	757,260
Corporate	United States	1	46,939	—	46,939
Total		63	6,863,816	5,674,235	1,189,581
The Company believes that its current facilities are adequate to meet the requirements of its present and foreseeable future operations. See Note 7 to the consolidated financial statements included in Item 8 of this Form 10-K for additional information regarding the Company's lease obligations.
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
Our common stock, $1.00 par value, is traded on the New York Stock Exchange under the symbol "AZZ". As of April 21, 2023, we had approximately 334 holders of record of our common stock, not including those shares held in street or nominee name. Item 11 of this Annual Report on Form 10-K contains certain information related to our equity compensation plans.

Dividend Policy
The payment of dividends on common shares is within the discretion of our Board and is dependent on our earnings, capital requirements, operating and financial condition and other factors. The Company has a history of paying dividends on common shares on a quarterly basis. Dividends paid totaled $16.9 million, $16.9 million, and $17.6 million during fiscal 2023, 2022, and 2021, respectively. Under the Company’s credit agreement, the Company may make dividend payments in an aggregate amount per annum not to exceed 6.0% of market capitalization, so long as no default or event of default shall have occurred and be continuing or would result therefrom. The Company has the ability to make dividend payments under other provisions of the credit agreement as well, subject to the tests and restrictions outlined therein. Any future dividends payments will be reviewed each quarter and declared by the Board of Directors at its discretion.
Equity Compensation Plans
For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Purchases of Equity Securities
On November 10, 2020, our Board of Directors authorized a $100 million share repurchase program pursuant to which the Company may repurchase our common stock (the "2020 Authorization"). Repurchases under the 2020 Authorization will be made through open market or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when the Company might otherwise be precluded from doing so. Currently, share repurchases may not exceed 6% of the Company's market capitalization per fiscal year.
During fiscal 2023, to prioritize repayments of debt, including debt incurred to finance the Precoat Acquisition, the Company did not repurchase shares of common stock under the 2020 Share Authorization. During fiscal 2022, the Company repurchased 601,822 shares of common stock for $30.8 million, or $51.20 per share.
We also withhold common stock shares associated with net share settlements to cover employee tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. See Note 13 to the consolidated financial statements included in Item 8 of this Form 10-K for additional information regarding our equity incentive plans.

Stock Performance Graph
The following graph illustrates the five-year cumulative total return on investments in our common stock, the S&P 1500 Building Products Index (U.S. Companies) and the S&P Small Cap 600 Index (U.S. Companies). These indices are prepared by Alliance Advisors. The Company's common stock is listed on the New York Stock Exchange and AZZ operates in two industry segments. The shareholder return shown below is not necessarily indicative of future performance. Total return, as shown, assumes $100 invested on February 28, 2018, in shares of AZZ common stock and each index, all with cash dividends reinvested. The calculations exclude trading commissions and taxes.
Comparison of Five Year-Cumulative Total Returns
Value of $100 Invested on February 28, 2018
For Fiscal Year Ended on the Last Day of February

	February 28/29,
	2018	2019	2020	2021	2022	2023
AZZ Inc.	100.00	105.00	84.00	117.00	113.00	93.00
S&P Composite 1500 Building Products	100.00	97.00	104.00	152.00	170.00	171.00
S&P Small Cap 600 Index	100.00	104.00	94.00	136.00	140.00	133.00
Notes:
A.The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.The indexes weights are calculated daily, using the market capitalization on the previous trading day.
C.If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.The index level for all series was set to $100 on February 28, 2018.

Item 6. Selected Financial Data
Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements regarding our business and operations. Our actual results may differ materially from those we currently anticipate as a result of the factors we describe under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.
A discussion regarding our financial condition and results of operations as well as our liquidity and capital resources for fiscal year 2022 compared to fiscal year 2021 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.azz.com/investor-relations.
Overview
We are a provider of hot-dip galvanizing and coil coating solutions to a broad range of end-markets, predominantly in North America. We operate three distinct business segments, the AZZ Metal Coatings segment, the AZZ Precoat Metals segment, and the AZZ Infrastructure Solutions segment, which is now reported as discontinued operations, and financial data for this segment has been segregated and presented as discontinued operations for all periods presented. Our discussion and analysis of financial condition and results of operations is divided by each of our segments, along with corporate costs and other costs not specifically identifiable to a segment. For a reconciliation of segment operating income to consolidated operating income, see Note 14 to the consolidated financial statements. References herein to fiscal years are to the twelve-month periods that end in February of the relevant calendar year. For example, the twelve-month period ended February 28, 2023 is referred to as "fiscal 2023," "fiscal year 2023", "current year" or "current period", and the period ended February 28, 2022 is referred to as "fiscal 2022," "fiscal year 2022," "prior year" or "prior period."

Results of Operations
For the fiscal year ended February 28, 2023, we recorded sales of $1,323.6 million, compared to prior year’s sales of $525.6 million. Of total sales for fiscal 2023, approximately 48.1% were generated from the AZZ Metal Coatings segment and approximately 51.9% of sales were generated from the AZZ Precoat Metals segment. Net income (loss) for fiscal 2023 was $(61.2) million, compared to $84.0 million for fiscal 2022. Net income (loss) as a percentage of sales was (4.6)% for fiscal 2023 as compared to 16.0% for fiscal 2022. Diluted earnings (loss) per share from continuing operations increased by 17.1%, to $2.33 per share for fiscal 2023, compared to $1.99 per share for fiscal 2022.
During fiscal 2023, we completed the acquisition of Precoat Metals (the "Precoat Acquisition"). During fiscal 2022, we completed two acquisitions, both in our AZZ Metal Coatings segment.
Sales
Our total sales from continuing operations, for fiscal 2023 increased by $798.1 million, or 151.8%, as compared to fiscal 2022.
The following table reflects the breakdown of revenue from continuing operations by segment (in thousands):

	Year Ended February 28,
	2023	2022
Sales:
Metal Coatings	$636,982	$525,598
Precoat Metals	686,667	—
Total sales	$1,323,649	$525,598
Sales for the AZZ Metal Coatings segment increased $111.4 million, or 21.2%, to $637.0 million, from the prior year’s sales of $525.6 million. The increase in sales was primarily due to improved price realization for our superior quality and service. The volume of steel processed also increased in the current period, compared to the prior year period.
Sales for the AZZ Precoat Metals segment, which was acquired on May 13, 2022, were $686.7 million for the current year.

Operating Income
The following table reflects the breakdown of operating income (loss) from continuing operations by segment (in thousands):

	Year Ended February 28, 2023				Year Ended February 28, 2022
	Metal Coatings	Precoat Metals	Corporate	Total	Metal Coatings	Precoat Metals	Corporate	Total
Operating income (loss) from continuing operations:
Sales	$636,982	$686,667	$—	$1,323,649	$525,598	$—	$—	$525,598
Cost of sales	462,473	565,233	—	1,027,706	379,445	—	—	379,445
Gross margin	174,509	121,434	—	295,943	146,153	—	—	146,153
Selling, general and administrative	18,556	41,925	61,824	122,305	17,395	—	49,539	66,934
Total operating income (loss) from continuing operations	$155,953	$79,509	$(61,824)	$173,638	$128,758	$—	$(49,539)	$79,219

Operating income for the AZZ Metal Coatings segment increased $27.2 million, or 21.1%, for fiscal 2023, to $156.0 million, as compared to $128.8 million for the prior year. Operating margins remained flat at 24.5% for fiscal 2023, as compared to fiscal 2022.
Operating income for the AZZ Precoat Metals segment, which was acquired on May 13, 2022, was $79.5 million for fiscal 2023.
Corporate expenses increased $12.3 million, to $61.8 million for fiscal 2023, compared to $49.5 million for fiscal 2022. The increase is primarily due to increases in acquisition costs related to the Precoat Acquisition, costs related to the AIS joint venture, and increased payroll and employee-related compensation costs related to both of these transactions , partially offset by income earned from a transition services agreement related to the AIS joint venture. See also Note 5 in Item 8.
Interest Expense
Interest expense for fiscal 2023 increased $82.4 million, to $88.8 million, as compared to $6.4 million in fiscal 2022. The significant increase in interest expense is primarily attributable to the additional debt that was obtained in conjunction with the Precoat Acquisition, including the Term Loan B of $1.3 billion and the Convertible Notes of $240.0 million. The Convertible Notes transitioned from subordinated debt (e.g., interest) to Preferred Equity (e.g., dividends) on August 5, 2022. As of February 28, 2023, we had gross outstanding debt of $1,125.3 million, compared to $227.0 million at the end of fiscal 2022. AZZ's debt to equity ratio was 1.24 to 1 at the end of fiscal 2023, compared to 0.34 to 1 at the end of fiscal 2022. For additional information on outstanding debt, see Note 8 in Item 8.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated subsidiaries of $2.6 million represents our proportionate share of net income or loss from our investment in the AIS JV. We have a 40% equity interest in the AIS JV.
Other (Income) Expense, Net
For fiscal 2023, other income, net increased $1.0 million, to $1.2 million for fiscal 2023 compared to $0.2 million for fiscal 2022. The activity for fiscal 2023 consisted primarily of sublease income earned through the Company's sublease agreements in the Precoat Metals segment, as well as foreign currency losses resulting from unfavorable movements in exchange rates.

Income Taxes
The provision for income taxes from continuing operations was 25.2% for fiscal 2023 compared to 31.8% for fiscal 2022. The decrease in the effective tax rate is the result of higher unfavorable adjustments related to management fees, recorded as a result of continuing operations versus discontinued operations reporting, in the prior year comparable period.

Income from Discontinued Operations, net of tax
Following the AIS JV agreement with Fernweh, the results of our AZZ Infrastructure Solutions segment were classified as discontinued operations in our condensed consolidated statements of operations and excluded from continuing operations for all periods presented. The results of operations from discontinued operations for fiscal 2023 and 2022 consist of the following (in thousands):

	Year Ended February 28,
	2023	2022
Sales	$256,224	$377,066
Cost of sales	202,707	297,996
Gross margin	53,517	79,070

Selling, general and administrative	26,186	46,747
Restructuring and impairment charges	—	(1,797)
Loss on disposal of discontinued operations	159,910	—
Operating income (loss) from discontinued operations	(132,579)	34,120

Interest expense	8	32
Other (income) expense, net	6,270	774
Income (loss) from discontinued operations before income tax	(138,857)	33,314
Income tax (benefit) expense	(19,544)	(891)
Net income (loss) from discontinued operations	$(119,313)	$34,205

Sales for the AZZ Infrastructure Solutions segment decreased $120.8 million, or 32.0%, to $256.2 million for fiscal 2023, compared to $377.1 million for fiscal 2022. The decrease is primarily due to the divestiture of our AZZ Infrastructure Solutions segment on September 30, 2022, resulting in the inclusion of seven months of sales for the current year period, compared to a full year for the prior year period.
Operating income (loss) for the AZZ Infrastructure Solutions segment decreased $166.7 million, or 488.6% to a loss of $132.6 million, as compared to income of $34.1 million for the prior year. During fiscal 2023, the Company recognized a pre-tax non-cash loss on disposal of approximately $159.9 million, which included the derecognition of the cumulative translation adjustment related to its investment in foreign entities within the AIS segment, and is included in "Loss on disposal of discontinued operations" above. During the third quarter of fiscal 2023, the Company completed the sale of its 60% majority interest in AIS.
The provision for income taxes from discontinued operations reflects an effective tax rate of 14.1% for fiscal year 2023, compared to (2.7)% for fiscal year 2022. The increase is mainly attributable to a book loss with a tax benefit in the current year, compared to book income with a research and development credit in the prior year which more than offset the prior year tax expense. The current year effective tax rate also includes the impact of recognizing deferred taxes on the outside basis difference of foreign subsidiaries involved in the divestiture.

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
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Year Ended February 28,
	2023	2022
Net cash provided by operating activities of continuing operations	$91,430	$60,598
Net cash used in investing activities of continuing operations	(1,228,921)	(82,143)
Net cash provided by financing activities of continuing operations	1,027,335	912

Net cash provided by (used in) operating activities from discontinued operations	(21,275)	25,412
Net cash used in investing activities from discontinued operations	(1,336)	(4,692)
Net cash provided by financing activities from discontinued operations	120,000	—

Working Capital	230,176	236,002
Net cash provided by operating activities of continuing operations for fiscal 2023 was $91.4 million, compared to $60.6 million for fiscal 2022. The increase in cash provided by operating activities for fiscal 2023 is primarily attributable to increases in net income from continuing operations and non-cash expenses, including depreciation and amortization and amortization of debt financing costs, partially offset by the impact of decreases in working capital, primarily due to changes in accounts payable, accounts receivable, prepaid expenses, contract assets and liabilities and other accrued liabilities. Net cash used in operating activities of discontinued operations for fiscal 2023 was $21.3 million, compared to cash provided by operating activities of $25.4 million for fiscal 2022.
Net cash used in investing activities of continuing operations for fiscal 2023 was $1,228.9 million, compared to $82.1 million for fiscal 2022. The increase in cash used during fiscal 2023 was primarily attributable to the Precoat Acquisition completed in the first quarter of fiscal 2023. Net cash used in investing activities of discontinued operations for fiscal 2023 was $1.3 million, compared to $4.7 million for fiscal 2022.
Net cash provided by financing activities of continuing operations for fiscal 2023 was $1,027.3 million, compared to $0.9 million for fiscal 2022. The increase in cash provided by financing activities during fiscal 2023 was primarily attributable to an increase in proceeds from long-term debt, as well as a decrease in repurchases of Company common stock, partially offset by an increase in net payments for long-term debt and payments of debt financing costs. Net cash provided by financing activities of discontinued operations for fiscal 2023 was $120.0 million, compared to zero for fiscal 2022.
See "Financing and Capital" sections below for additional information.
Financing and Capital
2021 Credit Agreement
On July 8, 2021, the Company entered into a five-year unsecured revolving credit facility under a credit agreement, by and among the Company, borrower, Citibank, N.A., as administrative agent and the other agents and lender parties thereto (the "2021 Credit Agreement"). The 2021 Credit Agreement was scheduled to mature in July 2026 and included the following significant terms;
i.provided for a senior unsecured revolving credit facility with a principal amount of up to $400.0 million revolving loan commitments, and included an additional $200.0 million uncommitted incremental accordion facility,
ii.interest rate margin ranges from 87.5 bps to 175 bps for Eurodollar Rate loans, and from 0.0 bps to 75 bps for Base Rate loans, depending on leverage ratio of the Company and its consolidated subsidiaries as a group,

iii.included a letter of credit sub-facility up to $85.0 million for the issuance of standby and commercial letters of credit,
iv.included a $50.0 million sublimit for swing line loans,
v.included customary representations and warranties, affirmative covenants and negative covenants, and events of default, including restrictions on incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions, carve-outs and baskets, and
vi.included a maximum leverage ratio financial covenant and an interest coverage ratio financial covenant, each were tested at quarter end.
On May 13, 2022, the 2021 Credit Agreement was repaid with proceeds from the 2022 Credit Agreement, which is described below.
2020 Senior Notes
On October 9, 2020, the Company completed a private placement transaction and entered into a Note Purchase Agreement, whereby the Company agreed to borrow $150.0 million of senior unsecured notes (the "2020 Senior Notes"), consisting of two separate tranches:

•7-year borrowing: $70.0 million priced at 2.77% coupon; and
•12-year borrowing: $80.0 million priced at 3.17% coupon.
The $80.0 million tranche was funded on December 17, 2020. The $70.0 million tranche was funded in January 2021. The Company used the proceeds to repay the existing $125.0 million 5.42% Senior Notes that matured on January 20, 2021, as well as for general corporate purposes. Interest on the 2020 Senior Notes was paid semi-annually. In connection with the 2020 Senior Notes, the Company incurred debt issuance costs of approximately $0.6 million. These costs were allocated between the two tranches and were amortized over periods of seven and 12 years.
On May 13, 2022, the 2020 Senior Notes were repaid with proceeds from the 2022 Credit Agreement, which is described below.

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
ii.provides for a maximum senior secured revolving credit facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 13, 2027;
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
vi.includes a maximum quarterly leverage ratio financial covenant with reporting requirements at each quarter-end;
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
As defined in the credit agreement, quarterly prepayments will be made against the outstanding principal of the Term Loan B and are payable on the last business day of each May, August, November and February, beginning August 31, 2022, in a quarterly aggregate principal amount of $3.25 million, with the entire remaining principal amount due on May 13, 2029, the maturity date. Additional prepayments made against the Term Loan B contribute to these required quarterly payments. On September 30, 2022, $240.0 million was applied to the Term Loan B in connection with the sale of AIS. As a result of this prepayment, the quarterly mandatory principal payment requirement has been met, and the quarterly payments of $3.25 million are no longer required.
The effective interest rate for the Revolving Credit Facility and the Term Loan B was 8.81% at February 28, 2023.
The Company's credit agreement requires the Company to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 6.25 through November 2022. For each subsequent quarter, the maximum ratio decreases by 25 basis points through May 31, 2024, when the maximum Total Net Leverage Ratio reaches 4.5. The leverage ratio as of February 28, 2023 was 5.75.
Convertible Subordinated Notes

On May 13, 2022, the Company completed the issuance of $240.0 million aggregate principal amount of 6.00% convertible subordinated notes due June 30, 2030 (the "Convertible Notes") pursuant to the Securities Purchase Agreement (the "Securities Purchase Agreement") with BTO Pegasus Holdings DE L.P., a Delaware limited partnership (together with its assignees, "Blackstone"), an investment vehicle of funds affiliated with Blackstone Inc. Interest on the Convertible Notes was payable on June 30 and December 31. The Convertible Notes were exchanged for 240,000 shares of the Company's 6.0% Series A Convertible Preferred Stock on August 5, 2022, following the receipt of shareholder approval for the issuance of preferred shares. See Note 10 for a description of the Series A Convertible Preferred Stock.
The Company used the proceeds of the Convertible Notes, along with the Term Loan B, to fund the Company’s Precoat Acquisition.
Letters of Credit
As of February 28, 2023, we had total outstanding letters of credit in the amount of $16.7 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.
Interest Rate Swap
We manage our exposure to fluctuations in interest rates using a mix of fixed and variable-rate debt. We utilize fixed-rate interest rate swap agreements to change the variable interest rate to a fixed rate on a portion of our variable-rate debt.
On September 27, 2022, the Company entered into a fixed-rate interest rate swap agreement with banks that are parties to the 2022 Credit Agreement. On October 7, 2022, the agreement was amended to change the SOFR-based component of the interest rate on a portion of our variable-rate debt to a fixed rate of 4.277%, resulting in a total fixed rate of 8.627% (the "2022 Swap"). The 2022 Swap had an initial notional amount of $550.0 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases by a pro-rata portion of any quarterly principal payments made on the Term Loan B. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates, for approximately one-half of the total amount of our variable-rate debt. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2022 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2022 Swap are recognized in interest expense.
AZZ Infrastructure Solutions (AIS) Joint Venture
On September 30, 2022, the Company completed the joint venture between the Company and Fernweh Group LLC ("Fernweh"). Under the agreement with Fernweh, AZZ contributed its AZZ Infrastructure Solutions segment ("AIS") to AIS Investment Holdings LLC (the "AIS JV"), and sold a 60% interest in the AIS JV to Fernweh at an implied enterprise value of AIS of $300.0 million. The AIS JV operates under the name "Avail Infrastructure Solutions" ("AVAIL"). The Company received proceeds from the sale of approximately $108.0 million, as well as $120.0 million that was funded by committed debt financing taken on by the AVAIL joint venture immediately prior to the closing of the divestiture of AZZ’s controlling interest. As a result of the transaction, AIS is deconsolidated and the Company's retained 40% interest in the AVAIL joint venture is accounted for under the equity method of accounting. See Note 6 of Item 8 for further information about the AIS segment. The Company used the cash received from the transaction to repay $210.0 million on the Term Loan B, $15.0 million on the Revolving Credit Facility and $3.0 million for working capital purposes.

Other

As of February 28, 2023, we had $1,125.3 million of floating- and fixed-rate notes outstanding with varying maturities through fiscal 2029 and we were in compliance with all of the covenants related to these outstanding borrowings. As of February 28, 2023, we had approximately $288.5 million of additional credit available for future draws or letters of credit.
During the year ended February 28, 2023, the Company utilized a significant portion of the cash received from the AIS JV to reduce the Term Loan B, and utilized the remaining cash received to reduce the Revolving Credit Facility and for general corporate purposes.
The Company's debt agreements require the Company to maintain certain financial ratios. As of February 28, 2023, the Company was in compliance with all covenants or other requirements set forth in the debt agreements.
Share Repurchase Program
On November 10, 2020, our Board of Directors authorized a $100 million share repurchase program pursuant to which the Company may repurchase our common stock (the "2020 Authorization"). Repurchases under the 2020 Authorization will be made through open market or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when the Company might otherwise be precluded from doing so. Currently, share repurchases may not exceed 6% of the Company's market capitalization per fiscal year.
During fiscal 2023, to prioritize repayments of debt, including debt incurred to finance the Precoat Acquisition, the Company did not repurchase shares of common stock under the 2020 Share Authorization. During fiscal 2022, the Company repurchased 601,822 shares of common stock for $30.8 million, or $51.20 per share.
Other Exposures
We have exposure to commodity price increases in our operating segments, primarily zinc, natural gas in the AZZ Metal Coatings segment, and natural gas, steel and aluminum in the AZZ Precoat Metals segment. We attempt to minimize these increases through fixed cost contract purchases on zinc and natural gas. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process, supply chain management, and through increases in prices where competitively feasible. We have indirect exposure to copper, aluminum, steel and nickel-based alloys in the AZZ Infrastructure Solutions segment through our 40% investment in the AIS JV.
Off Balance Sheet Arrangements and Contractual Commitments
As of February 28, 2023, the Company did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
As of February 28, 2023, the Company had non-cancelable forward contracts to purchase approximately $115.0 million of zinc at various volumes and prices. All such contracts expire in fiscal 2024. The Company had no other contracted commitments for any other commodities including steel, aluminum, natural gas, copper, zinc, nickel based alloys, except for those entered into under the normal course of business.
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
An entity may first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more-likely-than-not that goodwill's fair value is less than the carrying amount. If no impairment indicators are present, we may first perform a qualitative assessment of goodwill to determine whether a quantitative assessment is necessary. If we perform a quantitative assessment for our annual goodwill impairment test, then we use the income approach. The income approach uses future cash flows and estimated terminal values for our reporting units that are discounted using a market participant perspective to determine the fair value of the reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates, discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. A significant change in events, circumstances or any of these assumptions could result in an impairment of long-lived assets, including identifiable intangible assets. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer to the power generation market, the electrical transmission and distribution markets, the general industrial market and the hot-dip galvanizing market, changes in economic conditions of these various markets, changes in costs of raw material and natural gas, and the availability of experienced labor and management to implement our growth strategies.
Joint Venture
On September 30, 2022, the Company completed the joint venture between the Company and Fernweh Group LLC ("Fernweh"). Under the agreement with Fernweh, AZZ contributed its AZZ Infrastructure Solutions segment ("AIS") to AIS Investment Holdings LLC (the "AIS JV"), and sold a 60% interest in the AIS JV to Fernweh at an implied enterprise value of AIS of $300.0 million. Following the classification of the AIS segment as held for sale, the Company measured the AIS segment at the lower of its carrying amount or fair value. As a result, the Company recorded a loss on the sale of the AIS segment. The loss was determined by comparing the fair value of the consideration received for the sale of a 60% interest in the AIS JV and the fair value of the Company’s retained 40% investment in the AIS JV with the net assets of the AIS JV immediately prior to the transaction. The fair value of the Company’s retained investment in the AIS JV was determined in a manner consistent with the transaction price received for the sale of the 60% interest in the AIS JV. The determination of the estimated fair value of the Company's 40% interest in the AIS JV required significant judgement, including the utilization of assumptions and estimates, which were based on available information at the time of the assessment.
The Company accounts for its investment in a joint venture under the equity method of accounting, as we exercise significant influence over, but do not control the joint venture. Investments in unconsolidated joint ventures are initially recorded at fair value, and subsequently increased or decreased for allocations of net income and changes in cumulative translation adjustments. Equity in net income (loss) from the AIS JV is allocated based on our current 40% economic interest. We record our interest in the joint venture on a one-month lag to allow sufficient time to review and assess the joint venture’s effect on our reported results. We assess our investment in unconsolidated joint venture for recoverability when events and circumstances are present that suggest there has been a decline in value, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.
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

Interest Rate Swap
The Company is exposed to interest rate risk on its floating-rate debt. On September 27, 2022, the Company entered into an interest rate swap agreement to effectively convert a portion of its floating-rate debt to a fixed-rate basis. The principal objective of this contract is to reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these contracts. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt.
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
Non-GAAP Disclosure
In addition to reporting financial results in accordance with Generally Accepted Accounting Principles in the United States ("GAAP"), we provided adjusted earnings and adjusted earnings per share, (collectively, the "Adjusted Earnings Measures"), which are non-GAAP measures. Management believes that the presentation of these measures provides investors with greater transparency when comparing operating results across a broad spectrum of companies, which provides a more complete understanding of our financial performance, competitive position and prospects for future capital investment and debt reduction. Management also believes that investors regularly rely on non-GAAP financial measures, such as adjusted earnings and adjusted earnings per share, to assess operating performance and that such measures may highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP.
Management also provides Adjusted EBITDA, which is a non-GAAP measure. Management defines Adjusted EBITDA as earnings excluding depreciation, amortization, interest, provision for income taxes and acquisition and transaction related expenses. Management believes Adjusted EBITDA is used by investors to analyze operating performance and evaluate the Company's ability to incur and service debt and its capacity for making capital expenditures in the future. Adjusted EBITDA is also useful to investors to help assess the Company's estimated enterprise value. In addition, management believes that the adjustments shown below are useful to investors in order to allow them to compare the Company's financial results during the periods shown without the effect of each of these adjustments.

Management provides non-GAAP financial measures for informational purposes and to enhance understanding of the Company’s GAAP consolidated financial statements. Readers should consider these measures in addition to, but not instead of or superior to, the Company's financial statements prepared in accordance with GAAP. These non-GAAP financial measures may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

The following tables provides a reconciliation for the years ended February 28, 2023 and February 28, 2022 between the various measures calculated in accordance with GAAP to the Adjusted Earnings Measures (dollars in thousands, except per share data):

Adjusted Earnings and Adjusted Earnings Per Share from Continuing Operations

	Year Ended February 28,
	2023		2022
	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)
Net income from continuing operations	$66,339		49,817
Less: Series A Preferred Stock dividends	(8,240)		—
Net income (loss) from continuing operations available to common shareholders	58,099	$2.33	49,817	$1.99
Net income available to common shareholders and diluted earnings per share from continuing operations	$58,099		$49,817
Adjustments:
Acquisition and transaction-related expenditures(2)	15,320	0.61	1,554	0.06
Amortization of intangible assets	22,613	0.91	6,658	0.27
Subtotal	37,933	1.52	8,212	0.33
Tax impact(3)	(9,104)	(0.36)	(1,881)	(0.08)
Total adjustments	28,829	1.15	6,331	0.25
Adjusted earnings and adjusted earnings per share from continuing operations	$86,928	$3.48	$56,148	$2.24

(1) Earnings per share amounts included in the table above may not sum due to rounding differences.
(2) Includes Corporate expenses related to the Precoat Metals acquisition, as well as the divestiture of AZZ Infrastructure Solutions business into the AIS JV.
(3) The non-GAAP effective tax rates for fiscal 2023 and 2022 were 24.0% and 22.9%, respectively.

Adjusted EBITDA from Continuing Operations

	Year Ended February 28,
	2023	2022
Net income from continuing operations	$66,339	$49,817
Interest expense	88,800	6,363
Income tax expense	22,336	23,214
Depreciation and amortization	74,590	32,081
Acquisition and transaction-related expenditures	15,320	1,554
Adjusted EBITDA from continuing operations	$267,385	$113,029

Adjusted EBITDA by Segment

	Year Ended February 28,
	2023	2022
Metal Coatings
Operating income	$155,954	$128,758
Depreciation and amortization expense	32,955	30,453
Adjusted EBITDA	$188,909	$159,211

Precoat Metals
Operating income	$79,509	$—
Depreciation and amortization expense	40,199	—
Adjusted EBITDA	$119,708	$—

Corporate
Operating income	$(61,825)	$(49,539)

Consolidated operating income	$173,638	$79,219

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in commodity prices, interest rates and foreign currency exchange rates. We use derivative instruments principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative or trading purposes.
Commodity Prices
In our AZZ Metal Coatings segment, we have exposure to commodity price changes for zinc and natural gas, which are the primary inputs in the metal coatings process. In our Precoat Metals segment, we have exposure to commodity price changes for natural gas. We manage our exposure to changes in the price of zinc by entering into agreements with our zinc suppliers and such agreements generally include protective caps or other fixed prices. We also secure firm pricing for natural gas supplies with individual utilities when possible. We believe these agreements ensure adequate supplies and partially offset exposure to commodity price escalation.
Interest Rates
We had $1.125 billion of gross variable-rate debt outstanding at February 28, 2023 under our revolving credit facility and Term Loan B. We manage our exposure to fluctuations in interest rates using a mix of fixed and variable-rate debt. We utilize fixed-rate interest rate swap agreements to change the variable interest rate to a fixed rate on a portion of our variable-rate debt. We have entered into an interest rate swap to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates, for approximately one-half of the total amount of our variable-rate debt. The interest rate swap is designated as a cash flow hedge. We are subject to future interest rate fluctuations for the unhedged portion of our borrowings, which could potentially have a negative impact on our results of operations, financial position or cash flows.
Foreign Exchange Rates
The Company’s foreign exchange exposures result primarily from intercompany balances, sale of products in foreign currencies, foreign currency denominated purchases, employee-related and other costs of running operations in foreign countries. As of February 28, 2023, the Company had exposure to foreign currency exchange rates related to our operations in Canada.
Sensitivity Analysis
The Company had $578.0 million of borrowings under a variable interest rate at the end of February 28, 2023. We estimate that a hypothetical increase of 1% in interest rates would have increased interest expense by $5.8 million during fiscal 2023. We do not believe that a hypothetical change of 10% of the currency exchange rate that are currently in effect or a change of 10% of commodity prices would have a significant adverse effect on our results of operations, financial position, or cash flows, as long as we are able to pass along the increases in commodity prices to our customers.
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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of AZZ Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2023, and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders equity, and cash flows for each of the three years in the period ended February 28, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 25, 2023, expressed an unqualified opinion.

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

Intangible assets acquired with the Precoat Metals acquisition
As described further in Note 5 to the consolidated financial statements, on May 13, 2022, the Company completed its acquisition of the Precoat Metals business division (“Precoat Metals”). The assets acquired and liabilities assumed in the business combination were measured at estimated fair values on the acquisition date. A total of $446.0 million was recorded for the fair value of acquired customer relationships, tradename and technology (collectively “intangible assets”). Determining the fair value of acquired intangible assets requires management to make judgments regarding what valuation models are appropriate in the circumstance and what inputs and assumptions to use in those valuation models to determine an estimate of the fair value of acquired intangible assets. Changes in key inputs and assumptions could materially affect the determination of the fair value of the acquired intangible assets. The Company utilized a third-party valuation firm to assist management in estimating the fair value of acquired intangible assets for the purpose of recording the business combination.

The principal considerations for our determination that the valuation of acquired intangible assets is a critical audit matter is the degree of judgment necessary to determine if certain key inputs to valuation models used by management to estimate the fair value of acquired intangible assets were reasonable in the circumstance. Specifically, those key inputs and assumptions which we determined require especially challenging, subjective, or complex judgments included: 1) forecasted cash flows attributable to acquired intangible assets, and 2) the discount rate applied to those net cash flows to measure the estimated fair values of the acquired intangible assets. Performing audit procedures to evaluate management’s assumptions required the need to involve valuation specialists.

Our audit procedures related to the estimated fair value assigned to acquired intangible assets included the following, among others.

•We tested the design and operating effectiveness of relevant controls relating to management’s preparation and review of the forecasted cash flows and the discount rate applied, and review of the methodologies applied by third-party valuation specialists engaged by the Company.
•We assessed the reasonableness of the forecasted cash flows by comparing the forecasted cash flows with historical results.
•With the assistance of a valuation specialist, we evaluated the appropriateness of the valuation models used to estimate the value of acquired intangible assets and the reasonableness of the discount rates used in the models.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Dallas, Texas
April 25, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
AZZ Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of AZZ Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 28, 2023, and our report dated April 25, 2023 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of the Precoat Metals business division (“Precoat Metals”) whose financial statements reflect total assets and revenues constituting 67.0 and 51.9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 28, 2023. As indicated in Management’s Report, Precoat Metals was acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Precoat Metals.

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
/s/ GRANT THORNTON LLP
Dallas, Texas
April 25, 2023

AZZ INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	As of February 28,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,820	$12,082
Accounts receivable, net of allowance for credit losses of $5,752 and $5,395 at February 28, 2023 and February 28, 2022, respectively	183,412	85,106
Inventories:
Raw material	138,227	81,022
Work-in-process	1,558	840
Finished goods	4,135	1,135
Contract assets	79,273	2,866
Prepaid expenses and other	7,991	1,583
Assets held for sale	—	235
Current assets of discontinued operations	—	201,664
Total current assets	417,416	386,533
Property, plant and equipment, net	498,503	193,358
Right-of-use assets	26,392	13,954
Goodwill	702,512	190,391
Deferred tax assets	12,467	3,464
Intangibles and other assets, net	479,429	39,115
Investment in joint venture	84,760	—
Non-current assets of discontinued operations	—	306,212
Total assets	$2,221,479	$1,133,027
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$109,861	$24,840
Income tax payable	272	3,828
Accrued salaries and wages	26,262	17,123
Other accrued liabilities	44,442	13,168
Lease liability, short-term	6,403	3,289
Current liabilities of discontinued operations	—	88,283
Total current liabilities	187,240	150,531
Long-term debt, net	1,058,120	226,484
Lease liability, long-term	20,704	11,403
Deferred tax liabilities	40,536	47,672
Other long-term liabilities	61,419	5,365
Long-term liabilities of discontinued operations	—	24,207
Total liabilities	1,368,019	465,662
Commitments and contingencies (Note 18)
Shareholders’ equity:
Series A Convertible Preferred Stock, $1 par, shares authorized 240; 240 shares issued and outstanding at February 28, 2023 and 0 shares issued and outstanding at February 28, 2022	240	—
Common Stock, $1 par value; 100,000 shares authorized; 24,912 and 24,688 shares issued and outstanding at February 28, 2023 and February 28, 2022, respectively	24,912	24,688
Capital in excess of par value	326,839	85,847
Retained earnings	506,042	584,154
Accumulated other comprehensive loss	(4,573)	(27,324)
Total shareholders’ equity	853,460	667,365
Total liabilities and shareholders' equity	$2,221,479	$1,133,027

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended February 28,
	2023	2022	2021
Sales	$1,323,649	$525,598	$480,574
Cost of sales	1,027,706	379,445	357,675
Gross margin	295,943	146,153	122,899

Selling, general and administrative	122,305	66,934	59,317
Restructuring and impairment charges	—	—	16,105
Operating income from continuing operations	173,638	79,219	47,477

Interest expense	88,800	6,363	9,461
Equity in (earnings) loss of unconsolidated subsidiaries	(2,597)	—	—
Other (income) expense, net	(1,240)	(175)	(415)
Income from continuing operations before income taxes	88,675	73,031	38,431
Income tax expense	22,336	23,214	11,248
Net income from continuing operations	66,339	49,817	27,183
Income from discontinued operations, net of tax	12,770	34,205	12,431
Loss on disposal of discontinued operations, net of tax	(132,083)	—	—
Net income (loss) from discontinued operations	(119,313)	34,205	12,431
Net income (loss)	(52,974)	84,022	39,614
Dividends on preferred stock	(8,240)	—	—
Net income (loss) available to common shareholders	$(61,214)	$84,022	$39,614
Basic earnings (loss) per share
Earnings (loss) per common share from continuing operations	$2.34	$2.00	$1.05
Earnings (loss) per common share from discontinued operations	$(4.81)	$1.38	$0.48
Earnings (loss) per common share	$(2.47)	$3.38	$1.53
Diluted earnings (loss) per share
Earnings (loss) per common share from continuing operations	$2.33	$1.99	$1.04
Earnings (loss) per common share from discontinued operations	$(4.78)	$1.36	$0.48
Earnings (loss) per common share	$(2.45)	$3.35	$1.52
Weighted average shares outstanding
Basic	24,828	24,855	25,897
Diluted	24,978	25,077	26,045

Cash dividends declared per common share	$0.68	$0.68	$0.68
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended February 28,
	2023	2022	2021
Net income (loss) available to common shareholders	$(61,214)	$84,022	$39,614
Other comprehensive income (loss):
Unrealized translation gain (loss)	(7,997)	(2,310)	5,865
Reclassification of foreign currency translation adjustment from accumulated other comprehensive loss to loss on sale of discontinued operations	27,750	—	—
Net pension actuarial gain (loss), net of tax(1)	119	—	—
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized gain (loss) on interest rate swap, net of tax(2)	2,740	—	(50)
Amounts reclassified from accumulated other comprehensive income to earnings, net of tax(3)	139	—	—
Other comprehensive income (loss)	22,751	(2,310)	5,815
Comprehensive income (loss)	$(38,463)	$81,712	$45,429

(1) Net of tax of $43 for 2023.
(2) Net of tax expense (benefit) of $995 and $(29) for 2023 and 2021, respectively.
(3) Net of tax of $51 for 2023.
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended February 28,
	2023	2022	2021
Cash flows from operating activities
Net income (loss) available to common shareholders	$(61,214)	$84,022	$39,614
Less: Net income (loss) from discontinued operations	(119,313)	34,205	12,431
Plus: accrued dividends on Preferred Stock	8,240	—	—
Net income from continuing operations	66,339	49,817	27,183
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Bad debt expense (recoveries)	(58)	100	207
Depreciation and amortization	74,590	32,081	32,094
Deferred income taxes	7,007	3,201	387
Equity in earnings of unconsolidated entities	(2,597)	—	—
Loss on disposal of business	—	640	3,080
Loss on abandonment of long-lived assets	135	—	13,025
Net (gain) loss on sale of property, plant and equipment	(1,032)	666	183
Amortization of debt financing costs	11,271	455	545
Share-based compensation expense	8,382	9,449	7,330
Effects of changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(26,545)	(21,291)	8,383
Inventories	(17,198)	(18,765)	1,044
Prepaid expenses and other	(4,190)	1,578	(1,599)
Other assets	(3,677)	(1,406)	(5,648)
Net change in contract assets and liabilities	(4,404)	(37)	13,283
Accounts payable	(14,035)	5,719	18,813
Other accrued liabilities and income taxes payable	(2,558)	(1,609)	(9,202)
Net cash provided by operating activities of continuing operations	91,430	60,598	109,108
Cash flows from investing activities
Proceeds from sale or insurance settlements of property, plant and equipment	4,121	2,666	84
Acquisition of subsidiaries, net of cash acquired	(1,282,730)	(61,219)	(4,419)
Proceeds from divestiture	106,808	—	12,444
Purchase of property, plant and equipment	(57,120)	(23,590)	(27,179)
Net cash used in investing activities of continuing operations	(1,228,921)	(82,143)	(19,070)
Cash flows from financing activities
Proceeds from issuance of common stock	2,372	2,788	2,832
Payments for taxes related to net share settlement of equity awards	(3,000)	(2,187)	(712)
Proceeds from revolving loan	380,000	296,000	228,000
Payments on revolving loan	(362,000)	(248,000)	(277,000)
Proceeds from long term debt	1,540,000	—	150,000
Payments of debt financing costs	(87,548)	—	(592)
Payments on long term debt	(419,750)	—	(125,000)
Repurchase and retirement of treasury stock	—	(30,815)	(48,311)
Payments of dividends	(22,739)	(16,874)	(17,642)
Net cash provided by (used in) financing activities of continuing operations	1,027,335	912	(88,425)
Effect of exchange rate changes on cash	505	158	3,133
Net cash provided by (used in) operating activities from discontinued operations	(21,275)	25,412	(17,073)
Net cash used in investing activities from discontinued operations	(1,336)	(4,692)	(9,523)
Net cash provided by financing activities from discontinued operations	120,000	—	—
Cash provided by (used in) discontinued operations	97,389	20,720	(26,596)
Net increase (decrease) in cash and cash equivalents	(12,262)	245	(21,850)
Cash and cash equivalents at beginning of year	15,082	14,837	36,687
Cash and cash equivalents at end of year	$2,820	$15,082	$14,837
Less: Cash and cash equivalents from discontinued operations at end of year	—	(3,000)	(3,000)
Cash and cash equivalents from continuing operations at end of year	$2,820	$12,082	$11,837

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Series A Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at February 29, 2020	—	$—	26,148	$26,148	$66,703	$572,414	$(30,899)	$634,366
Share-based compensation	—	—	—	—	7,330	—	—	7,330
Common stock issued under stock-based plans and related income tax expense	—	—	83	83	(795)	—	—	(712)
Common stock issued under employee stock purchase plan	—	—	91	91	2,741	—	—	2,832
Repurchase and retirement of common stock	—	—	(1,214)	(1,214)	—	(47,097)	—	(48,311)
Cash dividends paid on common shares	—	—	—	—	—	(17,642)	—	(17,642)
Net income (loss)	—	—	—	—	—	39,614	—	39,614
Foreign currency translation	—	—	—	—	—	—	5,865	5,865
Interest rate swap	—	—	—	—	—	—	(50)	(50)
Balance at February 28, 2021	—	$—	25,108	$25,108	$75,979	$547,289	$(25,084)	$623,292
Share-based compensation	—	$—	—	$—	$9,449	$—	$—	$9,449
Common stock issued under stock-based plans and related income tax expense	—	—	109	109	(2,296)	—	—	(2,187)
Common stock issued under employee stock purchase plan	—	—	73	73	2,715	—	—	2,788
Repurchase and retirement of common stock	—	—	(602)	(602)	—	(30,213)	—	(30,815)
Cash dividends paid on common shares	—	—	—	—	—	(16,874)	—	(16,874)
Net income (loss)	—	—	—	—	—	84,022	—	84,022
Foreign currency translation	—	—	—	—	—	(70)	(2,240)	(2,310)
Balance at February 28, 2022	—	$—	24,688	$24,688	$85,847	$584,154	$(27,324)	$667,365
Share-based compensation	—	$—	—	$—	$8,362	$—	$—	$8,362
Issuance of Class A convertible preferred stock in exchange for convertible debt	240	240	—	—	233,482	—	—	233,722
Common stock issued under stock-based plans and related income tax expense	—	—	154	154	(3,154)	—	—	(3,000)
Common stock issued under employee stock purchase plan	—	—	70	70	2,302	—	—	2,372
Dividends on preferred stock	—	—	—	—	—	(8,240)	—	(8,240)
Cash dividends paid on common shares	—	—	—	—	—	(16,898)	—	(16,898)
Net income (loss)	—	—	—	—	—	(52,974)	—	(52,974)
Foreign currency translation	—	—	—	—	—	—	(7,997)	(7,997)
Reclassification of foreign currency translation adjustment	—	—	—	—	—	—	27,750	27,750
Pension actuarial gain (loss)	—	—	—	—	—	—	119	119
Interest rate swap	—	—	—	—	—	—	2,879	2,879
Balance at February 28, 2023	240	$240	24,912	$24,912	$326,839	$506,042	$(4,573)	$853,460
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Organization
AZZ Inc. (the "Company," "AZZ" or "we") operates primarily in the United States of America and Canada. The Company has three operating segments: AZZ Metal Coatings, AZZ Precoat Metals, and AZZ Infrastructure Solutions. Through September 30, 2022, the Company also had operations in Brazil, China, the Netherlands, Poland, Singapore, and India through its AZZ Infrastructure Solutions segment ("AIS"). On September 30, 2022, the Company contributed AIS to AIS Investment Holdings LLC (the "AIS JV"), and sold a 60% interest in the AIS JV to Fernweh. See Note 6 for further discussion of the divestiture. See Note 14 for information about the Company's operations by segment.
On May 13, 2022, the Company completed the acquisition of the Precoat Metals business division ("Precoat Metals") of Sequa Corporation ("Sequa"), a portfolio company owned by Carlyle, a global private equity firm. See Notes 5 and 12 for further discussion about Precoat. As a result of the Precoat Acquisition, the Company changed its operating segments, and added AZZ Precoat Metals as a new operating segment.
Basis of consolidation
The consolidated financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to current period presentation. See Note 6 for more information about results of operations reported in discontinued operations in the consolidated balance sheets, statements of operations and statements of cash flows as of February 28, 2022 and as of and for the year ended February 28, 2022 and 2021.
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
Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. As of February 28, 2023, the Company had $9.3 million in excess of the Federal Deposit Insurance Corporation ("FDIC") limits.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the changes in the allowance for credit losses for fiscal 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Balance at beginning of year	$5,395	$5,378	$5,551
Adjustment based on aged receivables analysis	(58)	100	207
Charge-offs, net of recoveries	83	(85)	(572)
Other	327	—	116
Effect of exchange rate changes	5	2	76
Balance at end of year(1)	$5,752	$5,395	$5,378

(1) For fiscal 2023, 2022 and 2021, the allowance for credit losses includes $5.4 million of reserves related to the AZZ Infrastructure Solutions segment that were retained following the AIS divestiture.

Revenue recognition
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
AZZ Metal Coatings Segment
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
AZZ Precoat Metals Segment
AZZ Precoat Metals provides advanced applications of protective and decorative coatings and related value-added services for steel and aluminum coil, primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation and other end markets.
Within this segment, the contract is typically governed by a customer purchase order. The contract generally specifies the delivery of a performance obligation consisting of coating services, and may also include secondary services, such as slitting, embossing or cut to length. The Company recognizes sales over time as the coil coating is applied to customer provided material as the process enhances a customer controlled asset. Contract modifications are rare within this segment. In certain cases, the Company may offer volume discounts, which are recorded as a reduction to sales, and recognized over time in the same manner as the related revenue.
Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets (unbilled receivables), and contract liabilities (customer advances and deposits) on the consolidated balance sheets, primarily related to the Company’s Precoat Metals segment. Billing can occur subsequent to revenue recognition, resulting in contract assets. In addition, the Company can receive advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.
The increases or decreases in accounts receivable, contract assets and contract liabilities from continuing operations during fiscal year 2023 were primarily due to the Precoat acquisition, as well as normal timing differences between the Company’s performance and customer payments. Contract liabilities of $1.3 million as of February 28, 2023 are included in "Other accrued liabilities" in the consolidated balance sheets. There were no contract liabilities as of February 28, 2022. As of February 28, 2023, the balance for contract assets was $79.3 million, primarily related to the AZZ Precoat Metals segment, and $2.9 million as of February 28, 2022.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other
No general rights of return exist for customers; however, the Company provides assurance-type warranties and has established a provision for estimated warranties. The Company generally does not sell extended warranties. Revenue is recognized net of applicable sales and other taxes. The Company does not adjust the contract price for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a good or service to a customer and when the customer pays for that good or service will be one year or less, which is generally the case. Shipping and handling is treated as a fulfillment obligation instead of a separate performance obligation and such costs are expensed as incurred.
Disaggregated Revenue
Revenue by segment and geography is disclosed in Note 14. In addition, the following table presents disaggregated revenue, from continuing operations, by customer industry for fiscal years 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Sales:
Construction	$667,852	$119,294	$106,166
Industrial	152,731	113,561	128,886
Consumer	105,587	—	—
Transportation	135,319	98,106	87,562
Electrical/Utility	94,188	71,073	69,151
Other (1)	167,972	123,564	88,809
Total sales	$1,323,649	$525,598	$480,574
(1) Other includes less significant markets, such as agriculture, recreation, petro-chem, AZZ Tubular products and sales from recycling and other.
Cash and cash equivalents
The Company considers cash and cash equivalents to include cash on hand, deposits with banks and all highly liquid investments with an original maturity of three months or less.
Supplemental cash flow disclosures
The Company recorded the following supplemental cash flow disclosures for fiscal 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Cash paid for interest	$77,989	$6,062	$8,999
Cash paid for income taxes	24,489	31,660	16,118
Non-cash investing and financing activities:
Issuance of preferred stock in exchange for convertible notes	233,722	—	—
Accrued dividends on Series A Preferred Stock	2,400	—	—
Accruals for capital expenditures	1,748	864	1,446
Inventories
Inventories are stated at the lower of cost or market value. Cost is determined principally using the first-in-first-out (FIFO) method for the AZZ Metal Coatings and Precoat Metals segments. The Company determines the reserves for excess quantities and obsolescence based on forecasted demand within specific time horizons, technological obsolescence, and an assessment of any inventory that is not in sellable condition, and records a charge to reduce inventory to its net realizable value. The Company's inventory reserve was $7.3 million and $1.1 million as of February 28, 2023 and February 28, 2022, respectively.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and structures	10-27 years
Machinery and equipment	3-15 years
Furniture and fixtures	3-15 years
Automotive equipment	3-5 years
Computers and software	3-7 years
Repairs and maintenance are charged to expense as incurred; renewals and betterments that significantly extend the useful life of the asset are capitalized.
Amortizable intangible and long-lived assets
Intangible assets on the consolidated balance sheets are comprised of customer relationships, non-compete agreements, trademarks, technology and certifications. Such intangible assets (excluding indefinite-lived intangible assets) are amortized on a straight-line basis over the estimated useful lives of the assets ranging from three to 30 years. Long-lived assets, such as property and equipment and intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. If the undiscounted cash flows are less than the carrying amount, the Company records impairment losses for the excess of their carrying value over the estimated fair value. The Company did not recognize any impairment charges for fiscal year 2023 or 2022 since there were no changes in events or circumstances that would suggest amounts were not recoverable. For fiscal year 2021, the Company recorded charges of $9.6 million to write-down certain property, plant and equipment and other intangible assets that were held for sale or abandoned in the Metal Coatings segment. See Note 6 for additional information about these impairment charges.
Goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Other indefinite-lived intangible assets consist of certain tradenames that were obtained through acquisitions. The Company tests goodwill and other indefinite-lived intangibles for potential impairment annually as of December 31, or more frequently, if events or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying amount. If no impairment indicators are present, the Company may first perform a qualitative assessment of goodwill to determine whether a quantitative assessment is necessary. If the Company performs a quantitative assessment for its annual goodwill impairment test, then the Company uses the income approach and market approach. The income approach and market approach use Level 3 fair value inputs, as described in "fair value measurements" below. Based on the results of its analysis, the Company determines whether an impairment may exist. A significant change in projected cash flows or cost of capital for future years could result in an impairment of goodwill in future years. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to products and services we offer in the markets in which we operate; changes in economic conditions of these markets; raw material and natural gas costs and availability of experienced labor and management to implement our growth strategies. For fiscal year 2023, the Company elected to perform a qualitative analysis and determined that no conditions existed that would make it more-likely-than-not that the goodwill or indefinite-lived intangible assets were impaired. Therefore, no further quantitative testing was required. For fiscal years 2023, 2022 and 2021, no impairment losses were recognized for goodwill or indefinite-lived intangible assets.
Investment in Unconsolidated Joint Venture
The Company accounts for its investment in a joint venture under the equity method of accounting, as we exercise significant influence over, but do not control the joint venture. Investments in unconsolidated joint ventures are initially recorded at fair value, and subsequently increased or decreased for allocations of net income and changes in cumulative translation adjustments. Equity in net income (loss) from the AIS JV is allocated based on our current 40% economic interest. We record our interest in the joint venture on a one-month lag to allow sufficient time to review and assess the joint venture’s

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
effect on our reported results. We assess our investment in unconsolidated joint venture for recoverability when events and circumstances are present that suggest there has been a decline in value, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. The company does not believe that the value of its equity investment was impaired as of February 28, 2023.
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
Related Party Transactions
Following the close of the AIS JV, the Company entered into a transition services agreement with AIS Investment Holdings LLC, which is considered a related party. In conjunction with the transition services agreement ("TSA"), the Company recognized $3.4 million of TSA fees for fiscal year 2023, which are included as a reduction to "Selling, general and administrative" expense in the consolidated statements of operations. In addition, as of February 28, 2023, the Company has recorded related party receivables and payables of $8.4 million and $6.3 million, which are included in "Accounts receivable" and "Other accrued liabilities," respectively, in the consolidated balance sheets.
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
The Company is subject to taxation in the U.S. and various state, provincial, local, and foreign jurisdictions. With few exceptions, as of February 28, 2023, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before fiscal 2019.
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. In accordance with ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), certain of the Company’s assets and liabilities, which are carried at fair value, are classified in one of the following three categories:
•Level 1: Quoted market prices in active markets for identical assets or liabilities.
•Level 2: Observable market-based inputs, other than Level 1, or unobservable inputs corroborated by market data.
•Level 3: Unobservable inputs that are not corroborated by market data and reflect the Company’s own assumptions.

See Note 17 for more information.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company uses its incremental borrowing rate to determine the present value of future payments unless the implicit rate in the lease is readily determinable. The incremental borrowing rate is calculated based on what the Company would pay to borrow on a collateralized basis, over a similar term, based on information available at lease commencement. In determining the future minimum lease payments, the Company incorporates options to extend or terminate the lease when it is reasonably certain that such options will be exercised. The ROU asset includes any initial direct costs incurred and is recorded net of any lease incentives received. Leasehold improvements are capitalized and depreciated over the term of the lease, including any options for which the Company is reasonably certain will be exercised, with a maximum of 10 years.
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
The Company subleases multiple buildings in Columbia, South Carolina to multiple subtenants. The sublease agreements are by and between Precoat Metals and multiple subtenants. Sublease income is recognized over the term of the sublease on a straight-line basis and is reported in the consolidated statement of operations in "Other (income) expense." The Company recognized $0.8 million of income from subleases during fiscal year 2023.
Defined Benefit Pension Plan
In the Company's Precoat Metals segment, certain current and past employees participate in a defined benefit pension plan sponsored and administered by the Company. The pension plan calls for benefits to be paid to eligible employees at retirement, based primarily upon years of service and compensation rates near retirement. The plan was frozen prior to acquisition of Precoat Metals, and new employees are not eligible to participate.
The Company incurs expenses in connection with the defined benefit pension plan. The Company uses various assumptions to measure expense and the related benefit obligation, including discount rates used to value the obligation, expected return on plan assets used to fund these expenses, and estimated future inflation rates. These assumptions are based on historical experience as well as current facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. The Company recognizes the overfunded or underfunded status of defined benefit pension as an asset or liability in the consolidated balance sheets. Changes in the funded status are recognized in Accumulated

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
other comprehensive income, in the year in which the changes occur. As of February 28, 2023, the Company recognized underfunded status of the plan of 31.3 million in other long-term liabilities in the accompanying consolidated balance sheet.
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate ("LIBOR") or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform", ("ASU 2021-01"), which clarifies the scope and application of certain optional expedients and exceptions regarding the original guidance. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"), which defers the sunset date of the reference rate reform guidance to December 31, 2024. The amendments in these ASUs were effective upon issuance. As the Company no longer has any LIBOR-based contracts, these ASUs did not have a material effect on the Company's current financial position, results of operations or cash flows as of February 28, 2023.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract liabilities from Contracts with Customers ("ASU 2021-08"), which requires contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") at the acquisition date as if the acquirer had originated the contracts rather than adjust them to fair value. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2021-08 in fiscal 2023 and the adoption did not have a material impact on the Company's financial condition, results of operations or cash flows.
2. Property, Plant and Equipment
Property, plant and equipment consisted of the following as of February 28, 2023 and February 28, 2022 (in thousands):

	As of February 28,
	2023	2022
Land	$52,322	$21,831
Building and structures	291,254	154,982
Machinery and equipment	391,786	225,824
Furniture, fixtures, software and computers	28,906	29,824
Automotive equipment	2,757	3,807
Construction in progress	24,681	8,545
	791,706	444,813
Less accumulated depreciation	(293,203)	(251,455)
Property, plant, and equipment, net	$498,503	$193,358

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table outlines the classification of depreciation expense from continuing operations in the consolidated statements of income for fiscal 2023, 2022, and 2021 (in thousands):

	Year Ended February 28,
	2023	2022	2021
Cost of sales	$49,413	$23,795	$23,619
Selling, general and administrative	2,564	1,628	1,694
Total depreciation expense	$51,977	$25,423	$25,313
3. Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual impairment tests. Other intangible assets are amortized over their estimated useful lives.

Changes in goodwill by segment for fiscal years 2023 and 2022 were as follows (in thousands):

2023
Segment	Beginning Balance	Acquisitions	Divestiture	Other	Currency Translation Adjustment	Ending Balance
Metal Coatings(1)	$190,391	$—	$—	$(10,783)	$(1,912)	$177,696
Precoat Metals	—	524,816	—	—	—	524,816
Total	$190,391	$524,816	$—	$(10,783)	$(1,912)	$702,512
(1) The decrease in Other for fiscal year 2023 represents purchase price adjustments during the measurement period for the DAAM acquisition, which occurred in fiscal year 2022.

2022
Segment	Beginning Balance	Acquisitions	Divestiture	Other	Currency Translation Adjustment	Ending Balance
Metal Coatings	$158,659	$32,389	$—	$(477)	$(180)	$190,391
Amortizable intangible assets consisted of the following as of February 28, 2023 and February 28, 2022 (in thousands):

	Weighted-Average Life (Years)	2023	2022
Customer related intangibles	22	$475,457	$89,029
Non-compete agreements	15	6,795	6,799
Trademarks / Tradenames	33	35,774	3,773
Technology	15	36,000	—
Gross intangible assets		554,026	99,601
Less accumulated amortization		(86,139)	(64,282)
Total amortizable intangible assets, net		$467,887	$35,319

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table outlines the classification of amortization expense from continuing operations in the statements of income for fiscal 2023, 2022, and 2021 (in thousands):

	Year Ended February 28,
	2023	2022	2021
Cost of sales	$7,124	$6,658	$6,781
Selling, general and administrative	15,489	—	—
Total amortization expense	$22,613	$6,658	$6,781
In addition to its amortizable intangible assets, the Company has recorded indefinite-lived intangible assets of $1.5 million on the consolidated balance sheets as of February 28, 2023 and February 28, 2022, related to certain tradenames acquired as part of prior business acquisitions.
The following summarizes the estimated amortization expense for the next five fiscal years and beyond (in thousands):

2024	$23,346
2025	22,847
2026	22,817
2027	22,726
2028	21,637
Thereafter	354,514
Total	$467,887

4. Other Accrued Liabilities
Other accrued liabilities consisted of the following as of February 28, 2023 and February 28, 2022 (in thousands):

	As of February 28,
	2023	2022
Accrued interest	$850	$789
Accrued warranty	2,852	—
Personnel expenses	6,960	4,438
Group medical insurance	4,389	2,575
Sales and other taxes payable	3,943	2,248
Environmental	3,760	493
Accrued utilities	3,245	—
Due to related party	6,260	—
Other	12,183	2,625
Total	$44,442	$13,168

5. Acquisitions
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Precoat Acquisition was funded primarily with proceeds from a term loan and convertible debt. See Note 8 for a description of these debt instruments. The Company incurred acquisition costs of $13.2 million for fiscal year 2023, which are included in "Selling, general and administrative" expense in the accompanying condensed consolidated statements of operations. AZZ Precoat Metals contributed revenue of $686.7 million and operating income of $79.5 million to the Company's condensed consolidated statements of operations from May 13, 2022 through February 28, 2023.
The Company accounted for the Precoat Acquisition as a business combination under the acquisition method of accounting. Goodwill from the acquisition of $524.8 million represents the excess purchase price over the estimated value of net tangible and intangible assets and liabilities assumed, and is expected to be deductible for income tax purposes. The Company's chief operating decision maker assesses performance and allocates resources to Precoat separately from the AZZ Metal Coatings segment; therefore, Precoat is accounted for as a separate segment, the AZZ Precoat Metals segment. See Note 14 for more information about the Company's operating segments. Goodwill from the acquisition was allocated to the AZZ Precoat Metals segment. Assets acquired and liabilities assumed in the Precoat Acquisition were recorded at their estimated fair values as of the acquisition date. See Note 18 for additional information regarding certain environmental liabilities assumed as part of the Precoat Acquisition.
The Company has not finalized these estimates as of the date of this report; therefore, the fair value estimates set forth below are subject to adjustment during the measurement period following the acquisition date. The final allocation of purchase consideration could include changes in the estimated fair value of property, plant and equipment and other long-term liabilities. Adjustments in the purchase price allocation may require a change in the amount allocated to goodwill during the period in which the adjustments are determined.
When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. The Company has engaged third-party valuation experts to assist in determination of fair value of property and equipment, intangible assets, pension benefit obligation and certain other assets and liabilities. Preliminary estimates from third-party experts along with the analysis and expertise of management have formed the basis for the preliminary allocation. Detailed analysis and review of the condition, existence and utility of assets acquired, and assumptions inherent in the estimation of fair value of intangible assets and pension obligation is currently ongoing. Management believes that the current information provides a reasonable basis for estimating fair values of assets acquired and liabilities assumed. These estimates, judgments and assumptions are subject to change and should be treated as preliminary values as there could be significant changes upon final valuation. The Company expects to complete the final valuations during the first quarter of fiscal 2024.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the preliminary summary of the assets acquired and liabilities assumed, in aggregate, related to the Precoat Acquisition, as of the date of the acquisition (in thousands):

May 13, 2022
Assets
Accounts receivable	$77,422
Inventories	43,369
Contract assets	70,731
Prepaid expenses and other	2,247
Property, plant and equipment	305,503
Right-of-use asset	13,753
Goodwill	524,816
Deferred tax asset - LT	8,660
Intangibles and other assets	446,546
Total fair value of assets acquired	$1,493,047
Liabilities
Accounts payable	(99,223)
Accrued expenses	(31,201)
Other accrued liabilities	(5,330)
Lease liability, short-term	(2,440)
Lease liability, long-term	(11,313)
Other long-term liabilities	(60,091)
Total fair value of liabilities assumed	$(209,598)
Total purchase price, net of cash acquired	$1,283,449
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
The Company engaged third-party valuation experts to assist with the purchase price allocation, the recorded valuation of property, plant and equipment, intangible assets and certain other assets and liabilities. Estimates from third-party experts along with the analysis and expertise of management have formed the basis for the allocation. During the third quarter of fiscal 2023, the purchase price allocation was finalized. The Company settled the working capital adjustment and received cash of $0.7 million during fiscal 2023, and adjusted other acquired assets and liabilities, which resulted in net decrease in the purchase price.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the summary of the assets acquired and liabilities assumed, in aggregate, related to the DAAM acquisition, as of the date of the acquisition (in thousands):

February 28, 2022
Assets
Accounts receivable	$3,253
Inventories	2,451
Property, plant and equipment	11,462
Goodwill	13,691
Intangibles and other assets	9,975
Total fair value of assets acquired	$40,832
Liabilities
Accounts payable and other accrued liabilities	(3,910)
Deferred tax liabilities	(1,422)
Total fair value of liabilities assumed	$(5,332)
Total purchase price, net of cash acquired	$35,500
Unaudited Pro Forma Information
The following unaudited pro forma financial information for fiscal 2023 and 2022 combines the historical results of the Company and the acquisitions of Precoat Metals and DAAM, assuming that the companies were combined as of March 1, 2021 and include business combination accounting effects from the Precoat Acquisition, including amortization charges from acquired intangible assets, depreciation expense on acquired property, plant and equipment, interest expense on the financing transactions used to fund the Precoat Acquisition, acquisition-related transaction costs and tax-related effects. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of Precoat Metals and DAAM had taken place on March 1, 2021 (the beginning of fiscal year 2022) or of future operating performance.

	2023	2022
Revenue	$1,516,669	$1,265,953
Net income from continuing operations	$56,335	$76,997
Steel Creek Acquisition
In January 2022, the Company completed the acquisition of all the assets of Steel Creek Galvanizing Company, LLC ("Steel Creek"), a privately held hot-dip galvanizing company based in Blacksburg, South Carolina, for approximately $25.0 million. The acquisition expanded the Company's geographical reach in metal coatings solutions and extends its ability to support customers in the Southeast region of the United States. The business is included in the Company's AZZ Metal Coatings segment. The goodwill arising from this acquisition was allocated to the AZZ Metal Coatings segment and is expected to be deductible for income tax purposes.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The purchase price allocation was finalized during fiscal 2023. The following table summarizes the fair values of the allocation of assets acquired and liabilities assumed, in aggregate, related to the Steel Creek acquisition, as of the date of the acquisition (in thousands):

January 3, 2022
Assets
Accounts receivable	$575
Inventories	3,593
Property, plant and equipment	15,796
Intangibles	872
Goodwill	7,755
Total fair value of assets acquired	$28,591
Liabilities
Accounts payable and other accrued liabilities	(765)
Contingent consideration	(2,826)
Total fair value of liabilities assumed	$(3,591)
Total purchase price, net of cash acquired	$25,000
In addition to the initial cash payment upon closing, contingent consideration of up to $2.8 million is payable based on the achievement of specified operating results over the three-year period following completion of the acquisition.
6. Discontinued Operations and Other Divestitures
Discontinued Operations
In fiscal 2023, the Company continued to execute its plan to divest of non-core businesses. On September 30, 2022, AZZ contributed its AZZ Infrastructure Solutions segment, excluding AZZ Crowley Tubing ("AIS") to a joint venture, AIS Investment Holdings LLC (the "AIS JV") and sold a 60% interest in the AIS JV to Fernweh Group LLC ("Fernweh" at an implied enterprise value of AIS of $300.0 million.
Management previously committed to a plan to divest substantially all of the AIS segment. As part of recognizing the business as held for sale in accordance with GAAP, the Company was required to measure AIS at the lower of its carrying amount or fair value less cost to sell. As a result of this analysis, during fiscal 2023, the Company recognized an estimated non-cash, pre-tax loss on disposal of $159.9 million, which is included in "Loss on disposal of discontinued operations" in the consolidated statements of operations. The loss was determined by comparing the fair value of the consideration received for the sale of a 60% interest in the AIS JV and the fair value of the Company’s retained 40% investment in the AIS JV with the net assets of the AIS JV immediately prior to the transaction and includes $27.8 million from the derecognition of the cumulative translation adjustment related to its investment in foreign entities within the AIS segment. The fair value of the Company’s retained investment in the AIS JV was determined in a manner consistent with the transaction price received for the sale of the 60% interest in the AIS JV.
On September 30, 2022, when the AIS JV transaction closed, the joint venture was deconsolidated. The Company retained a 40% interest in the joint venture, which is now accounted for under the equity method of accounting. The proceeds from the sale consisted of approximately $108.0 million, as well as $120.0 million that was funded by committed debt financing taken on by the AIS JV immediately prior to the closing of the sale. The debt financing of the AIS JV did not impact the Company's existing credit facility. The Company used the cash received from the AIS JV to repay a portion of the Term Loan B, the Revolving Credit Facility and for general corporate purposes. See Note 8.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We have separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of February 28, 2022, and consist of the following (in thousands):

As of February 28,
2022
Current assets of discontinued operations:
Cash and cash equivalents	$3,000
Accounts receivable	81,911
Inventories
Raw materials	36,581
Work-in-process	6,445
Finished goods	77
Contract assets	71,762
Prepaid expenses and other	1,888
Total current assets of discontinued operations	201,664
Long-term assets of discontinued operations:
Property, plant and equipment	37,490
Right-of-use asset	29,332
Goodwill	195,222
Intangibles and other assets, net	42,442
Deferred tax asset	1,726
Total non-current assets of discontinued operations	306,212
Total assets of discontinued operations	$507,876
Current liabilities of discontinued operations:
Accounts payable	19,146
Income tax payable	(264)
Accrued salaries and wages	11,301
Other accrued liabilities	54,071
Lease liability, short-term	4,029
Total current liabilities of discontinued operations	88,283
Long-term liabilities of discontinued operations:
Lease liability, long-term	24,207
Total long-term liabilities of discontinued operations	24,207
Total liabilities of discontinued operations	$112,490

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The results of operations from discontinued operations for the fiscal years 2023, 2022 and 2021, have been reflected as discontinued operations in the consolidated statements of operations and consist of the following (in thousands):

	Year Ended February 28,
	2023	2022	2021
Sales	$256,224	$377,066	$358,343
Cost of sales	202,707	297,996	292,496
Gross margin	53,517	79,070	65,847

Selling, general and administrative	26,186	46,747	47,817
Restructuring and impairment charges	—	(1,797)	3,894
Loss on disposal of discontinued operations	159,910	—	—
Operating income (loss) from discontinued operations	(132,579)	34,120	14,136

Interest expense	8	32	187
Other (income) expense, net	6,270	774	1,383
Income (loss) from discontinued operations before income tax	(138,857)	33,314	12,566
Income tax (benefit) expense	(19,544)	(891)	135
Net income (loss) from discontinued operations	$(119,313)	$34,205	$12,431
Earnings per common share from discontinued operations:
Basic earnings (loss) per share	$(4.81)	$1.38	$0.48
Diluted earnings (loss) per share	$(4.78)	$1.36	$0.48
We have included the net cash provided by discontinued operations in the consolidated statements of cash flows. The depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the discontinued operation for the following fiscal years 2023, 2022 and 2021, consists of the following (in thousands):

	Year Ended February 28,
	2023	2022	2021
Amortization and depreciation	$7,279	$12,584	$12,508
Purchase of property, plant and equipment	4,831	4,815	9,901
Non-cash loss on disposal of discontinued operations	159,910	—	—
Loss on disposal group held for sale	—	(1,797)	—
Loss on sale of property, plant and equipment	—	147	36
Write down of assets held for sale to estimated sales price	—	—	3,161
Other Divestitures
During fiscal 2021, the Company executed a plan to divest certain non-core businesses. The Company closed on the sale of its Galvabar business and its AZZ SMS, LLC ("SMS") business. The Company recorded net proceeds of $8.3 million and a loss on the sale of the Galvabar business, which is included in the AZZ Metal Coatings segment, of $1.2 million. During fiscal 2021, the Company completed the sale of SMS, which is included in the AZZ Infrastructure Solutions segment, for net proceeds of $4.1 million. The Company recognized impairment charges of $0.9 million for SMS during the second quarter, and an additional loss on sale of $1.9 million during the third quarter of fiscal 2021. The loss of the sale of these businesses are included in "Restructuring and impairment charges" in the consolidated statements of income.
In addition, the Company closed a small number of AZZ Metal Coatings locations that were in underperforming and lower growth geographies during fiscal 2021.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During fiscal 2021, the Company recognized certain charges related to the businesses sold, assets held for sale and assets that were abandoned, which are summarized in the table below:

	Year Ended February 28, 2021
	Metal Coatings	Infrastructure Solutions	Total
Write down of assets held for sale to estimated sales price	$2,652	$939	$3,591
Write down of assets expected to be abandoned	6,923	—	6,923
Loss on sale of subsidiaries	1,221	1,859	3,080
Write down of excess inventory	2,511	—	2,511
Total charges	$13,307	$2,798	$16,105
As of February 28, 2023 and February 28, 2022, the Company had no restructuring liabilities outstanding.
7. Leases
The Company is a lessee under various leases for facilities and equipment. See Note 1 for a description of the Company's accounting policy for leases.
As of February 28, 2023, the Company was the lessee for 153 operating leases with terms of 12 months or more and 14 finance leases. Many of the operating leases either have renewal options of between one and five years or convert to month-to-month agreements at the end of the specified lease term.
The Company’s operating leases are primarily for (i) operating facilities, (ii) vehicles and equipment used in operations, (iii) facilities used for back-office functions and (iv) equipment used for back-office functions, and (v) temporary storage. The majority of the Company’s long-term lease expenses have both a fixed and variable component.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has a significant number of short-term leases, including month-to-month agreements. The Company's short-term lease agreements include expenses incurred hourly, daily, monthly and for other durations of time of one year or less.
The Company’s future lease commitments as of February 28, 2023 do not reflect all of the Company’s short-term lease commitments.
The following table outlines the classification of the Company's right-of-use asset and lease liabilities in the balance sheets for fiscal 2023 and 2022 (in thousands):

	Balance Sheet Classification	As of February 28,
		2023	2022
Assets
Right-of-use assets	Right-of-use assets	$26,392	$13,954
Liabilities
Operating lease liabilities ― short-term	Lease liability - short-term	$6,119	$3,131
Operating lease liabilities ― long-term	Lease liability - long-term	19,659	10,798
Finance lease liabilities ― short-term	Lease liability - short-term	284	158
Finance lease liabilities ― long-term	Lease liability - long-term	1,045	605

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to the Company's portfolio of operating leases was as follows (in thousands, except years and percentages):

	2023	2022
Operating cash flows from operating leases included in lease liabilities	$5,832	$3,965
Lease liabilities obtained from new ROU assets - operating	$3,986	$491
Weighted-average remaining lease term - operating leases	5.04 years	5.29 years
Weighted-average discount rate - operating leases	4.31%	4.22%
Operating and financing cash flows from financing leases included in lease liabilities	$219	$104
Lease liabilities obtained from new ROU assets - financing	$420	$216
Weighted-average remaining lease term - financing leases	4.61 years	4.87 years
Weighted-average discount rate - financing leases	5.15%	2.90%
The following table outlines the classification of lease expense related to operating leases from continuing operations in the statements of income for fiscal 2023, 2022, and 2021 (in thousands):

	Year Ended February 28,
	2023	2022	2021
Cost of sales	$12,409	$6,837	$7,254
Selling, general and administrative	1,858	1,264	1,619
Total lease cost	$14,267	$8,101	$8,873

As of February 28, 2023, maturities of the Company's lease liabilities, excluding lease liabilities associated with our discontinued operations, were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2024	$7,079	$344	$7,423
2025	6,267	344	6,611
2026	5,392	300	5,692
2027	4,242	268	4,510
2028	2,201	195	2,396
Thereafter	3,438	43	3,481
Total lease payments	$28,619	$1,494	$30,113
Less imputed interest	(2,841)	(165)	(3,006)
Total	$25,778	$1,329	$27,107
The Company subleases multiple buildings in Columbia, South Carolina to multiple subtenants. The sublease agreements are by and between Precoat Metals and multiple subtenants. Sublease income is recognized over the term of the sublease on a straight-line basis and is reported in the consolidated statement of operations in "Other (income) expense." The Company recognized $0.8 million of income from subleases during fiscal year 2023.
8. Debt
The Company’s long-term debt instruments and balances outstanding as of February 28, 2023 and February 28, 2022 were as follows (in thousands):

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	February 28,
	2023	2022
Revolving Credit Facility	$95,000	$77,000
2020 Senior Notes	—	150,000
Term Loan B	1,030,250	—
Total debt, gross	$1,125,250	$227,000
Unamortized debt issuance costs	(67,130)	(516)
Long-term debt, net	$1,058,120	$226,484
2021 Credit Agreement
On July 8, 2021, the Company entered into a five-year unsecured revolving credit facility under a credit agreement, by and among the Company, borrower, Citibank, N.A., as administrative agent and the other agents and lender parties thereto (the "2021 Credit Agreement"). The 2021 Credit Agreement was scheduled to mature in July 2026 and included the following significant terms;
i.provided for a senior unsecured revolving credit facility with a principal amount of up to $400.0 million revolving loan commitments, and included an additional $200.0 million uncommitted incremental accordion facility,
ii.interest rate margin ranges from 87.5 bps to 175 bps for Eurodollar Rate loans, and from 0.0 bps to 75 bps for Base Rate loans, depending on leverage ratio of the Company and its consolidated subsidiaries as a group,
iii.included a letter of credit sub-facility up to $85.0 million for the issuance of standby and commercial letters of credit,
iv.included a $50.0 million sublimit for swing line loans,
v.included customary representations and warranties, affirmative covenants and negative covenants, and events of default, including restrictions on incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions, carve-outs and baskets, and
vi.included a maximum leverage ratio financial covenant and an interest coverage ratio financial covenant, each were tested at quarter end.

On May 13, 2022, the 2021 Credit Agreement was repaid with proceeds from the 2022 Credit Agreement, which is described below.
2020 Senior Notes
On October 9, 2020, the Company completed a private placement transaction and entered into a Note Purchase Agreement, whereby the Company agreed to borrow $150.0 million of senior unsecured notes (the "2020 Senior Notes"), consisting of two separate tranches:

•7-year borrowing: $70.0 million priced at 2.77% coupon; and
•12-year borrowing: $80.0 million priced at 3.17% coupon.
The $80.0 million tranche was funded on December 17, 2020. The $70.0 million tranche was funded in January 2021. The Company used the proceeds to repay the existing $125.0 million 5.42% Senior Notes that matured on January 20, 2021, as well as for general corporate purposes. Interest on the 2020 Senior Notes was paid semi-annually. In connection with the 2020 Senior Notes, the Company incurred debt issuance costs of approximately $0.6 million. These costs were allocated between the two tranches and were amortized over periods of seven and 12 years.
On May 13, 2022, the 2020 Senior Notes were repaid with proceeds from the 2022 Credit Agreement, which is described below.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
ii.provides for a maximum senior secured revolving credit facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 13, 2027;
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
vi.includes a maximum quarterly leverage ratio financial covenant with reporting requirements at each quarter-end;
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
As defined in the credit agreement, quarterly prepayments will be made against the outstanding principal of the Term Loan B and are payable on the last business day of each May, August, November and February, beginning August 31, 2022, in a quarterly aggregate principal amount of $3.25 million, with the entire remaining principal amount due on May 13, 2029, the maturity date. Additional prepayments made against the Term Loan B contribute to these required quarterly payments. On September 30, 2022, $240.0 million was applied to the Term Loan B in connection with the sale of AIS. As a result of this prepayment, the quarterly mandatory principal payment requirement has been met, and the quarterly payments of $3.25 million are no longer required.
The effective interest rate for the Revolving Credit Facility and the Term Loan B was 8.81% at February 28, 2023.
The Company's credit agreement requires the Company to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 6.25 through November 2022. For each subsequent quarter, the maximum ratio decreases by 25 basis points through May 31, 2024, when the maximum Total Net Leverage Ratio reaches 4.5. The leverage ratio as of February 28, 2023 was 5.75.

Convertible Subordinated Notes

On May 13, 2022, the Company completed the issuance of $240.0 million aggregate principal amount of 6.00% convertible subordinated notes due June 30, 2030 (the "Convertible Notes") pursuant to the Securities Purchase Agreement (the "Securities Purchase Agreement") with BTO Pegasus Holdings DE L.P., a Delaware limited partnership (together with its assignees, "Blackstone"), an investment vehicle of funds affiliated with Blackstone Inc. Interest on the Convertible Notes was payable on June 30 and December 31. The Convertible Notes were exchanged for 240,000 shares of the Company's 6.0% Series A Convertible Preferred Stock on August 5, 2022, following the receipt of shareholder approval for the issuance of preferred shares. See Note 10 for a description of the Series A Convertible Preferred Stock.
The Company used the proceeds of the Convertible Notes, along with the Term Loan B, to fund the Company’s Precoat Acquisition.
As of February 28, 2023, we had $1,125.3 million of floating- and fixed-rate notes outstanding with varying maturities through fiscal 2029 and we were in compliance with all of the covenants related to these outstanding borrowings. As of February 28, 2023, we had approximately $288.5 million of additional credit available for future draws or letters of credit.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended February 28, 2023, the Company utilized a significant portion of the cash received from the AIS JV to reduce the Term Loan B, and utilized the remaining cash received to reduce the Revolving Credit Facility and for general corporate purposes.
The Company's debt agreements require the Company to maintain certain financial ratios. As of February 28, 2023, the Company was in compliance with all covenants or other requirements set forth in the debt agreements.
Letters of Credit
As of February 28, 2023, we had total outstanding letters of credit in the amount of $16.7 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.
For each of the five years after February 28, 2023, required principal payments under the terms of the long-term debt are as follows (dollars in thousands):

Fiscal Year:	Future Debt Maturities
2024	$—
2025	—
2026	—
2027	95,000
2028	—
Thereafter	1,030,250
Total	$1,125,250

9. Income Taxes
The provision for income taxes for continuing and discontinued operations for fiscal year 2023, 2022 and 2021 consisted of the following (in thousands):

	2023	2022	2021
Income from continuing operations before income taxes
Domestic	$80,508	$67,697	$36,087
Foreign	8,167	5,334	2,344
Income from continuing operations before income taxes	$88,675	$73,031	$38,431
Current provision:
Federal	$(1,848)	$17,994	$11,003
Foreign	2,127	2,003	177
State and local	5,918	2,761	2,292
Total current provision for income taxes	$6,197	$22,758	$13,472
Deferred provision (benefit):
Federal	$17,273	$933	$(3,331)
Foreign	(24)	(491)	(775)
State and local	(1,110)	14	1,882
Total deferred provision for (benefit from) income taxes for continuing operations	$16,139	$456	$(2,224)
Total provision for income taxes for continuing operations	$22,336	$23,214	$11,248
Income taxes (benefit) on discontinued operations	(19,544)	(891)	135
Total provision for income taxes	$2,792	$22,323	$11,383

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation from the federal statutory income tax rate to the effective income tax rate for continuing operations is as follows for the prior three fiscal years:

	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
Permanent differences	0.6	(0.2)	(12.5)
State income taxes, net of federal income tax benefit	4.4	3.0	7.3
Stock compensation	0.1	0.1	1.5
Tax credits	(0.0)	(0.3)	(1.8)
Foreign tax rate differential	0.4	0.4	—
Uncertain tax positions	(1.5)	(1.7)	1.1
Audit settlement	—	0.6	2.5
Management fee	3.2	6.2	10.0
Outside basis - AIS JV	(3.7)	—	—
Other	0.7	2.8	0.2
Effective income tax rate	25.2%	31.9%	29.3%
Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability for continuing operations are as follows for fiscal year 2023 and 2022 (in thousands):

	2023	2022
Deferred income tax assets:
Employee related items	$12,607	$3,750
Inventories	6,639	6,536
Accrued warranty	761	459
Accounts receivable	1,603	—
Lease liabilities	6,643	7,981
Net operating loss and other credit carry-forwards	1,842	5,575
Research and experiment expense	5,222	—
Interest expense limitation	15,362	686
Outside basis difference - JV	3,471	—
Other deferred income tax assets	860	92
	$55,010	$25,079
Less: valuation allowance	—	—
Total deferred income tax assets	55,010	25,079
Deferred income tax liabilities:
Depreciation methods and property basis differences	$(48,604)	$(20,723)
Right-of-use lease assets	(6,384)	(7,596)
Accounts receivable	—	(619)
Other assets and tax-deductible goodwill	(28,091)	(40,358)
Total deferred income tax liabilities	(83,079)	(69,296)
Net deferred income tax liabilities	$(28,069)	$(44,217)

The decrease in the net deferred tax liability is primarily related to the impact of increases in certain deferred tax assets related to the current deductibility of interest, additional capitalized research and development expenditures, due to recently effective tax legislation and increased limitations on the current deductibility of certain employee related costs, partially offset by overall net increases in deferred tax liabilities principally associated with property, plant and equipment. As of February 28, 2023, the Company had pretax state NOL carry-forwards of $15.1 million which, if unused, will begin to expire in 2023 and pretax foreign NOL carry-forwards of $0.3 million, which, if unused, will begin to expire in 2043.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of fiscal year end 2023 and 2022, a portion of the Company's deferred tax assets were the result of state and foreign jurisdiction NOL carry-forwards and state credit carry-forwards. The Company believes that it is more-likely-than-not that the benefit from certain foreign NOL carry-forwards and state credit carry-forwards will be realized. Therefore, the Company has not provided a valuation allowance for fiscal year 2023.
The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company's operations. Generally accepted accounting principles in the United States of America ("GAAP") states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company may (1) record unrecognized tax benefits as liabilities in accordance with GAAP and (2) adjust these liabilities when the Company's judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information becomes available.
A reconciliation of the beginning and ending balance of total unrecognized tax benefits, which is included in "Other long-term liabilities" in the consolidated balance sheets for the years ended February 28, 2023 and 2022 is as follows (in thousands):

	2023	2022
Balance at beginning of period	$2,294	$3,350
Increase for tax positions related to current periods:
Gross increases	195	513
Gross decreases	—	(260)
Increase for tax positions related to prior periods:
Gross increases	2,653	997
Gross decreases	(729)	(356)
Decreases related to settlements with taxing authorities	(175)	(691)
Lapse of statute of limitations	(571)	(1,259)
Balance at end of period	$3,667	$2,294

Current year increases to our Uncertain Tax Positions ("UTPs") primarily relate to matters related to research and development credits and filing positions in certain jurisdictions. Current year decreases primarily relate to the lapse of the statute of limitations in certain jurisdictions and settlements with taxing authorities.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Penalties and interest credited for fiscal 2023 and 2022 were $0.1 million and $(0.2) million, respectively.
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
As of February 28, 2023, the Company has operations and taxable presence in the U.S. and Canada. The tax positions of the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions. The Company currently considers U.S. federal and state and Canada, to be significant tax jurisdictions. The Company’s U.S. federal and state tax returns since February 28, 2020 remain open to examination. The Company's Canada tax returns since February 28, 2019 remain open to examination. The statute of limitations for fiscal year 2020 for US and fiscal year 2019 for Canada will expire in December 2023. The Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits related to various federal, foreign and state positions of $3.1 million may be resolved in the next 12 months.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Prior to enactment of H.R. 1, formerly known as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), the Company asserted that all unremitted earnings of its foreign subsidiaries were considered indefinitely reinvested. As a result of the Tax Act, the Company reported and paid U.S. tax on the majority of its previously unremitted foreign earnings. As of February 28, 2023, the Company continues to be indefinitely reinvested with respect to investments in its foreign subsidiaries. Additionally, the Company has not recorded deferred tax liabilities associated with the remaining unremitted earnings that are considered indefinitely reinvested. It is impracticable for the Company to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings, due to the complexities associated with the hypothetical calculation.

10. Equity
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
On November 10, 2020, the Company's Board of Directors authorized a $100 million share repurchase program, pursuant to which the Company may repurchase its common stock (the "2020 Share Authorization"). Repurchases under the 2020 Share Authorization will be made through open market and/or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when the Company might otherwise be precluded from doing so.
During fiscal 2023, to prioritize repayments of debt, including debt incurred to finance the Precoat Acquisition, the Company did not repurchase shares of common stock under the 2020 Share Authorization. During fiscal 2022, the Company repurchased 601,822 shares of common stock for $30.8 million, or $51.20 per share. During fiscal 2021, the Company repurchased 330,829 shares of common stock for $16.0 million, or $48.36 per share under the 2020 Share Authorization, and repurchased 882,916 shares of common stock for $32.3 million, or $36.60 per share under the Company's previous share authorization from 2012.
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
As of February 28, 2023, the 240,000 shares of outstanding Series A Convertible Preferred Stock had accrued dividends of $2.4 million and could be converted into 4.1 million shares of common stock, at the option of the holder.

As of February 28, 2022, there were no shares of outstanding preferred stock and no accrued dividends.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive gain (loss), after tax, consisted of the following as of February 28, 2023, 2022 and 2021 (in thousands):

	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Total
Balance as of February 29, 2020	$(30,949)	$—	$50	$(30,899)
Other comprehensive income (loss) before reclassification	5,865	—	(50)	5,815
Amounts reclassified from AOCI	—	—	—	—
Net change in AOCI	5,865	—	(50)	5,815
Balance as of February 28, 2021	$(25,084)	$—	$—	$(25,084)
Other comprehensive income (loss) before reclassification	(2,240)	—	—	(2,240)
Amounts reclassified from AOCI	—	—	—	—
Net change in AOCI	(2,240)	—	—	(2,240)
Balance at February 28, 2022	$(27,324)	$—	$—	$(27,324)
Other comprehensive income (loss) before reclassification	(7,997)	119	2,740	(5,138)
Amounts reclassified from AOCI	27,750	—	139	27,889
Net change in AOCI	19,753	119	2,879	22,751
Balance as of February 28, 2023	$(7,571)	$119	$2,879	$(4,573)
11. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2023, 2022 and 2021 (in thousands, except per share data):

	Year Ended February 28,
	2023	2022	2021
Numerator:
Net income from continuing operations	$66,339	$49,817	$27,183
Dividends on preferred stock	(8,240)	—	—
Net income from continuing operations available to common shareholders	$58,099	$49,817	$27,183

Net income (loss) from discontinued operations	$(119,313)	$34,205	$12,431

Net income (loss) available to common shareholders	$(61,214)	$84,022	$39,614
Denominator:
Weighted average shares outstanding for basic earnings per share	24,828	24,855	25,897
Effect of dilutive securities:
Employee and director stock awards	150	222	148
Denominator for diluted earnings per share	24,978	25,077	26,045

Basic earnings (loss) per share
Earnings (loss) per common share from continuing operations	$2.34	$2.00	$1.05
Earnings (loss) per common share from discontinued operations	$(4.81)	$1.38	$0.48
Earnings (loss) per common share	$(2.47)	$3.38	$1.53
Diluted earnings (loss) per share
Earnings (loss) per common share from continuing operations	$2.33	$1.99	$1.04
Earnings (loss) per common share from discontinued operations	$(4.78)	$1.36	$0.48
Earnings (loss) per common share	$(2.45)	$3.35	$1.52

For fiscal 2023, 2022 and 2021, approximately $0.1 million, $0.1 million and $0.2 million employee equity awards were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. All shares related to the Series A Convertible Preferred Stock (2.3 million weighted average shares) were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. These shares could be dilutive in future periods.
12. Employee Benefit Plans
401(k) Retirement Plan
The Company has a 401(k) retirement plan covering substantially all of its employees. Company contributions to the 401(k) retirement plan were $5.6 million, $3.1 million, and $2.8 million for fiscal 2023, 2022, and 2021, respectively.

Pension and Employee Benefit Obligations
As of February 28, 2023, the Company has a defined benefit pension plan for certain employees employed by Precoat Metals as of May 13, 2022 (the "Plan"). Prior to acquisition, benefit accruals were frozen for all participants. After the freeze, participants did not accrue any benefits under the Plan, and any new hires are not eligible to participate in the Plan. The fair value of Plan assets, projected benefit obligation and funding status of the Plan as of the date of acquisitions was $112.4 million, $144.9 million and $32.5 million, respectively. As of February 28, 2023, the fair value of Plan assets, projected benefit obligation and funding status of the Plan was $100.5 million, $131.8 million and $31.3 million, respectively. Changes in funding status since May 13, 2022, consisted of interest cost of $5.3 million, expected return on plan assets of $4.7 million, actuarial gain of $0.2 million and employer contributions of $1.6 million. Assumptions used to determine benefit obligations as of May 13, 2022, and February 28, 2023, included weighted average discount rates of 4.76% and 5.59%, respectively.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s investment strategy is to build an efficient, well diversified portfolio based on a long-term strategic outlook of the investment markets. The investment markets outlook utilizes both the historical based and forward-looking return forecasts to establish future return expectations for various asset classes. These return expectations are used to develop a core asset allocation based on the specific needs of the plan. The core asset allocation utilizes investment portfolios of various asset classes and investment managers in order to maximize the plan’s return while providing layers of diversification to minimize risk. Plan assets of $100.5 million as of February 28, 2023, consisted of 2.2% cash, 34.8% equity and 63.0% fixed income and debt.
Net periodic benefit costs related to plan was $0.6 million for fiscal 2023. Weighted-average assumptions used to determine net periodic benefit cost included discount rate and expected long-term return on plan assets of 4.76% and 5.50%, respectively.
In fiscal 2024, the Company expects to contribute $1.1 million to the Plan. Future benefit payments are expected to be $12.2 million, $11.7 million, $11.6 million, $11.4 million, $11.2 million and $51.0 million in fiscal years 2024, 2025, 2026, 2027, 2028 and fiscal years 2029 through 2033, respectively.
13. Share-based Compensation
The Company has one share-based compensation plan, the 2014 Long Term Incentive Plan (the "2014 Plan"). The Company terminated its previous plan, the Amended and Restated 2005 Long Term Incentive Plan (the "2005 Plan"), upon the effective date of the 2014 Plan, and no future grants may be made under the 2005 Plan. The 2005 Plan permitted the granting of stock appreciation rights and other equity-based awards to certain employees.
The 2014 Plan provides for broad-based equity grants to employees, including executive officers, and members of the board of directors and permits the granting of restricted shares, restricted stock units, performance awards, stock appreciation rights and other stock-based awards. The maximum number of shares that may be issued under the 2014 Plan is 1.5 million shares and, as of February 28, 2023, the Company had approximately 0.4 million shares reserved for future issuance under this plan. There were stock appreciation rights granted under the 2005 Plan prior to its termination. All outstanding stock appreciation rights were exercised during fiscal year 2022.
The Company accounts for its share-based employee compensation plans in accordance with ASC 718, Compensation—Stock Compensation. The Company recognizes compensation expense over the requisite service period, which is in line with the applicable vesting period for each share-based award.
Restricted Stock Unit Awards
Restricted stock unit ("RSU") awards are valued at the market price of the Company's common stock on the grant date. Awards generally vest ratably over a period of three years, but these awards may vest earlier in accordance with the Plan’s accelerated vesting provisions. RSU awards have dividend equivalent rights ("DERs"), which entitle holders of RSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the awards vest and shares are issued.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the Company's RSU award activity (including DERs) for fiscal years 2023, 2022, and 2021 is as follows:

	Year Ended February 28,
	2023		2022		2021
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	214,098	$41.24	226,446	$35.66	194,946	$44.34
Granted	148,595	44.60	77,787	51.23	131,120	28.78
Vested	(136,197)	41.16	(84,060)	35.78	(70,913)	45.67
Forfeited	(25,527)	43.72	(6,075)	39.02	(28,707)	36.59
Outstanding at end of year	200,969	$43.50	214,098	$41.24	226,446	$35.66
Vested and expected to vest at end of year	200,969	$43.50	214,098	$41.24	224,807	$35.56
The total fair value of RSU awards vested during fiscal years 2023, 2022, and 2021 was $6.1 million, $4.6 million and $2.3 million, respectively.
Performance Share Unit Awards
The Company grants performance share unit ("PSU") awards to certain employees, which also include DERs as described above. These PSU awards have a three-year performance cycle and will vest and become issuable, if at all, on the third anniversary from the award date. The PSU awards are based on the Company's total shareholder return during the three-year period, in comparison to a defined specific industry peer group and include certain vesting multipliers. The Company estimates the fair value of PSU awards with performance and service conditions using the value of the Company's common stock on the date of grant. The Company estimates the fair value of PSU awards with market conditions using a Monte Carlo simulation model on the date of grant.
A summary of the Company’s PSU award activity (including DERs) for fiscal years 2023, 2022, and 2021 is as follows:

	Year Ended February 28,
	2023		2022		2021
	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at the beginning of year	154,455	$44.05	143,584	$39.96	109,936	$47.75
Granted	76,020	38.42	55,114	63.39	69,955	33.22
Vested	(63,021)	43.22	(44,243)	54.00	—	—
Forfeited	(14,908)	48.41	—	—	(36,307)	50.57
Outstanding at the end of year	152,546	$48.51	154,455	$44.05	143,584	$39.96
The PSU awards in the table above are presented at the face value of the respective grants. However, the number of PSU awards that may ultimately vest can vary in a range 0% to 200% of the face amount of such awards, depending on the outcome of the performance or market vesting conditions, as applicable.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Appreciation Rights
Stock appreciation rights ("SARs") are granted with an exercise price equal to the market value of the Company's common stock on the date of grant. These awards generally have a contractual term of seven years and vested ratably over a period of three years, although some vested immediately on issuance. These awards were valued using the Black-Scholes option pricing model. The Company did not grant any SARs in fiscal year 2023, 2022 or 2021. As of February 28, 2023, there were no SARs outstanding.

A summary of the Company’s SAR activity for fiscal years 2023, 2022 and 2021 is as follows:

	Year Ended February 28,
	2023		2022		2021
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—	5,435	$45.25	94,826	$44.58
Granted	—	—	—	—	—	—
Exercised	—	—	(5,435)	45.25	(45,902)	44.00
Forfeited	—	—	—	—	(43,489)	45.10
Outstanding at end of year	—	$—	—	$—	5,435	$45.25
Exercisable at the end of year	—	$—	—	$—	5,435	$45.25

 Directors Grants
The Company granted each of its independent directors a total of 2,619, 1,976 and 3,174 shares of its common stock during fiscal years 2023, 2022 and 2021, respectively. These common stock grants were valued at $40.09, $53.13 and $33.08 per share for fiscal years 2023, 2022 and 2021, respectively, which was the market price of the Company's common stock on the respective grant dates.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan ("ESPP"), which is open to all employees. The ESPP allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "Offering Period"). On the first day of an Offering Period (the "Enrollment Date") the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the Enrollment Date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year, and the participant may not purchase more than 5,000 shares during any Offering Period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the Offering Period. An aggregate of 1.5 million shares of common stock are authorized for issuance under the ESPP. Of this amount, 1.1 million shares were available for issuance as of February 28, 2023. The Company issues new shares upon purchase through the ESPP.
Share-based Compensation Expense
The following table shows share-based compensation expense and the related income tax benefit included in the consolidated statements of income for fiscal years 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Compensation expense	$8,382	$9,449	$7,330
Income tax benefits	$1,539	$1,984	$1,539
Unrecognized compensation cost related to unvested stock awards at February 28, 2023 was $9.2 million, which is expected to be recognized over a weighted average period of 1.57 years.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The actual tax benefit/(expense) realized from share-based compensation during fiscal years 2023, 2022 and 2021 was $(0.1) million, $(0.4) million and $(0.4) million, respectively.
The Company’s policy is to issue shares under these plans from the Company’s authorized but unissued shares. The Company has no formal or informal plan to repurchase shares on the open market to satisfy these requirements.
14. Operating Segments
Segment Information
The Company’s Chief Executive Officer, who is the chief operating decision maker ("CODM"), reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Sales and operating income (loss) are the primary measures used by the CODM to evaluate segment operating performance and to allocate resources to segments. Expenses related to certain centralized administration or executive functions that are not specifically related to an operating segment are included in Corporate. As presented in Note 6, the AIS joint venture operating results for the period prior to deconsolidation are included within discontinued operations, with the exception of AZZ Crowley Tubing, which was retained by the Company and merged into the AZZ Metal Coatings segment. See Note 6 for the results of operations related to the AZZ Infrastructure Solutions segment.
A summary of each of the Company's operating segments is as follows:
AZZ Metal Coatings — provides hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries through facilities located throughout the United States and Canada. Hot-dip galvanizing is a metallurgical process in which molten zinc reacts to steel. The zinc alloying provides corrosion protection and extends the life-cycle of fabricated steel for several decades.
AZZ Precoat Metals — engages in the advanced application of protective and decorative coatings and related value-added services for steel and aluminum coil primarily serving the construction; appliance; heating, ventilation and air conditioning (HVAC); container; transportation and other end markets.
AZZ Infrastructure Solutions — provides specialized products and services designed to support primarily industrial and electrical applications. The product offerings include custom switchgear, electrical enclosures, medium and high voltage bus ducts, explosion proof and hazardous duty lighting and tubular products. The Infrastructure Solutions segment also focuses on life-cycle extension for the power generation, refining and industrial infrastructure, through providing automated weld overlay solutions for corrosion and erosion mitigation. Fiscal 2021 includes eight months of financial results from AZZ SMS through October 26, 2020, when it was divested.
The following tables show information by reportable segment for fiscal years 2023, 2022 and 2021 (in thousands):

	Year Ended February 28,
	2023	2022	2021
Sales:
Metal Coatings	$636,982	$525,598	$461,693
Precoat Metals	686,667	—	—
Infrastructure Solutions	—	—	18,881
Total sales	$1,323,649	$525,598	$480,574

Operating income (loss):
Metal Coatings	$155,953	$128,758	$92,778
Precoat Metals	79,509	—	—
Infrastructure Solutions	—	—	(4,482)
Corporate	(61,824)	(49,539)	(40,819)
Total operating income	$173,638	$79,219	$47,477

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended February 28,
	2023	2022	2021
Depreciation and amortization:
Metal Coatings	$32,955	$30,453	$30,273
Precoat Metals	40,199	—	—
Infrastructure Solutions	—	—	127
Corporate	1,436	1,628	1,694
Total	$74,590	$32,081	$32,094

	Year Ended February 28,
	2023	2022	2021
Expenditures for acquisitions, net of cash, and property, plant and equipment:
Metal Coatings	$23,639	$82,736	$29,024
Precoat Metals	1,315,414	—	—
Corporate	797	2,073	2,574
Total	$1,339,850	$84,809	$31,598
Asset information by segment was as follows as of February 28, 2023 and February 28, 2022 (in thousands):

	February 28,
	2023	2022
Assets:
Metal Coatings	$588,337	$578,885
Precoat Metals	1,488,810	—
Infrastructure Solutions - Investment in Joint Venture	84,760	—
Corporate	59,572	46,266
Discontinued Operations:
Infrastructure Solutions	—	507,876
Total assets	$2,221,479	$1,133,027
Financial Information About Geographical Areas
Financial information about geographical areas for the periods presented was as follows for fiscal years 2023, 2022 and 2021 (in thousands):

	Year Ended February 28,
	2023	2022	2021
Sales:
United States	$1,279,890	$494,012	$450,904
Canada	43,759	31,586	29,670
Total	$1,323,649	$525,598	$480,574

	February 28,
	2023	2022
Property, plant and equipment, net:
United States	$478,722	$167,634
Canada	19,781	25,724
Total	$498,503	$193,358

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Investment in Unconsolidated Entity
AZZ Infrastructure Solutions (AIS) Joint Venture
Following the sale of its 60% controlling interest in the AIS JV to Fernweh, AIS is deconsolidated and the Company's retained 40% interest in the AIS JV is accounted for under the equity method of accounting. As a change of control occurred with the transaction, a new basis of accounting will occur at the AIS JV when AVAIL completes its business combination accounting for the transaction. AZZ has not presented summarized financial statements, as those statements are incomplete at this time and do not include adjustments to asset values, depreciation, or amortization that may be required once AVAIL completes its business combination accounting. We record our interest in the joint venture on a one-month lag to allow sufficient time to review and assess the joint venture’s effect on our reported results. Our investment in the AIS JV is $84.8 million, which includes an excess of $12.8 million over the underlying value of the net assets of the AIS JV. The difference will be amortized through equity in earnings of unconsolidated subsidiaries for a period of seven years. The excess basis amount may change once AVAIL completes its business combination accounting. Since the transaction closed on September 30, 2022, we recorded $2.6 million of equity in earnings during fiscal 2023. Once AVAIL completes the business combination accounting, the reported results will reflect the effects of the business combination accounting as though such values were recorded at the time the transaction closed.
16. Derivative Instruments
Interest Rate Swap Derivative
As a policy, the Company does not hold, issue or trade derivative instruments for speculative purposes. The Company may periodically enter into forward sale contracts to purchase a specified volume of zinc at fixed prices. These contracts are not accounted for as derivatives because they meet the criteria for the normal purchases and normal sales scope exception in ASC 815.
We manage our exposure to fluctuations in interest rates using a mix of fixed and variable-rate debt. We utilize fixed-rate interest rate swap agreements to change the variable interest rate to a fixed rate on a portion of our variable-rate debt.
On September 27, 2022, the Company entered into a fixed-rate interest rate swap agreement with banks that are parties to the 2022 Credit Agreement. On October 7, 2022, the agreement was amended to change the SOFR-based component of the interest rate on a portion of our variable-rate debt to a fixed rate of 4.277%, resulting in a total fixed rate of 8.627% (the "2022 Swap"). The 2022 Swap had an initial notional amount of $550.0 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases by a pro-rata portion of any quarterly principal payments made on the Term Loan B. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates, for approximately one-half of the total amount of our variable-rate debt. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2022 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2022 Swap are recognized in interest expense.
At February 28, 2023, changes in fair value attributable to the effective portion of the 2022 Swap were included on the condensed consolidated balance sheets in accumulated other comprehensive income. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on our condensed consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value, to the extent effective, recognized in accumulated other comprehensive income until reclassified into earnings when the interest expense on the underlying debt is reflected in earnings. The portion of a cash flow hedge that does not offset the change in the fair value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. During fiscal 2023, we reclassified $0.2 million from other comprehensive income to earnings.
17. Fair Value Measurement
Recurring Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. In accordance with ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), certain of the Company’s assets and liabilities, which are carried at fair value, are classified in one of the following three categories:

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Level 1: Quoted market prices in active markets for identical assets or liabilities.
•Level 2: Observable market-based inputs, other than Level 1, or unobservable inputs corroborated by market data.
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
Interest Rate Swap Agreement
The Company’s derivative instrument consists of an interest rate swap contract, which is a Level 2 of the fair value hierarchy and included in "Intangibles and other assets, net" in the condensed consolidated balance sheet as of February 28, 2023. See Note 16 for more information.
The Company’s financial instruments that is measured at fair value on a recurring basis as of February 28, 2023 and February 28, 2022 is as follows (dollars in thousands):

	Carrying Value				Carrying Value
	February 28,	Fair Value Measurements Using			February 28,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3	2022	Level 1	Level 2	Level 3
Assets:
Interest Rate Swap Agreement	3,925	—	3,925	—	—	—	—	—
Total Assets	$3,925				$—
Non-recurring Fair Value Measurements
Investment in Joint Venture
The fair value of the investment in joint venture that is accounted for under the equity method was determined using the income approach. The income approach uses discounted cash flow models that require various observable and non-observable inputs, such as operating margins, revenues, product costs, operating expenses, capital expenditures, terminal-year values and risk-adjusted discount rates. These valuations resulted in Level 3 nonrecurring fair value measurements. The carrying value of our investment in joint venture, which approximates the fair value, was $84.8 million at February 28, 2023.
Long-Term Debt
The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. These valuations are Level 2 fair value measurements.
The principal amount of our outstanding debt was $1,125.3 million and $227.0 million at February 28, 2023 and February 28, 2022. The estimated fair value of our outstanding debt was $1,133.2 million and $227.0 million at February 28, 2023 and February 28, 2022, excluding unamortized issuance costs. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads. These valuations resulted in Level 2 nonrecurring fair value measurements.
18. Commitments and Contingencies
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
Environmental
The Company assumed certain environmental liabilities as part of the Precoat Acquisition described in Note 5. As of February 28, 2023, the reserve balance for environmental liabilities was $23.5 million, of which $3.4 million is classified as current. Environmental remediation liabilities include costs directly associated with site investigation and clean up, such as materials, external contractor costs, legal and consulting expenses and incremental internal costs directly related to ongoing remediation plans. Estimates used to record environmental remediation liabilities are based on the Company's best estimate of probable future costs based on site-specific facts and circumstances known at the time of the estimate and these estimates are updated on a quarterly basis. Estimates of the cost for the potential or ongoing remediation plans are developed using internal resources and third-party environmental engineers and consultants.
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
Commodity pricing
As of February 28, 2023, the Company had non-cancelable forward contracts to purchase approximately $115.0 million of zinc at various volumes and prices. All such contracts expire in fiscal 2024. The Company had no other contracted commitments for any other commodities including steel, aluminum, natural gas, copper, zinc, nickel based alloys, except for those entered into under the normal course of business.
Other
As of February 28, 2023, the Company had total outstanding letters of credit in the amount of $16.7 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods. In addition, as of February 28, 2023, a warranty reserve in the amount of $2.9 million was established to offset any future warranty claims.

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
Management’s Report on Internal Controls Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management, with the participation of its principal executive officer and principal financial officer assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management concluded that the Company maintained effective internal control over financial reporting as of February 28, 2023. On May 13, 2022, the Company completed the acquisition of the Precoat Metals business division ("Precoat Metals") of Sequa Corporation ("Sequa"), a portfolio company owned by Carlyle, a global private equity firm (the "Precoat Acquisition"). The scope of the assessment of the effectiveness of our disclosure controls and procedures did not include internal control over financial reporting of Precoat Metals. The assets and revenues for Precoat Metals represented approximately 67.0% of the Company's total assets and 51.9% of its total revenues (from continuing operations) as of and for the fiscal year ended February 28, 2023.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended February 28, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
Effective as of April 6, 2023, in connection with a periodic review of the Company's Bylaws, the Company’s Board of Directors reviewed the Bylaws, as previously amended and restated on October 8, 2021 (the “Bylaws”), and adopted certain amendments to the Bylaws (as amended, the "Amended Bylaws") to update certain provisions related to the Company's advance notice provision to include additional requirements regarding the information shareholders must submit and representations shareholders must make in connection with providing advance notice of shareholder meeting proposals and director nominations, require any shareholder submitting a proposal or a nomination to represent whether such shareholder intends to solicit proxies in support of director nominations or other business, reserve use of the white proxy card to the Company’s Board of Directors, and make certain administrative, modernizing, clarifying and conforming changes. The foregoing description of the Amended Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Bylaws, a copy of which is filed as Exhibit 3.1 to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with regard to executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading "Information About our Executive Officers."
For a discussion of changes to procedures for shareholders to recommend nominees to our Board of Directors, see discussion of our Amended Bylaws in Item 9B. Other Information of this Annual Report on Form 10-K.
Other information required in response to this Item 10 is set forth in our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders (the “Proxy Statement”) as noted below and is incorporated by reference:
•information about our Directors is set forth under "Proposal 1: Election of Directors";
•information about our Audit Committee, including members of the committee, and our designated "audit committee financial experts" is set forth under "Matters Relating to Corporate Governance and Board Structure - Board Committees - Audit Committee"; and
•information about Section 16(a) beneficial ownership reporting compliance is set forth under "Delinquent Section 16(a) Reports" (if any to disclose).
We have adopted a Code of Conduct, which applies to the Company's officers, directors and employees (including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and finance department members). The full text of our Code of Conduct is published on our website, www.azz.com, under "Investor Relations." We intend to disclose future amendments to, or waivers from, certain provisions of this Code of Conduct on our website. The information on our website is not part of this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information required in response to this Item 11 is set forth under "Director Compensation," "Executive Compensation" and "Executive Compensation Tables" in our Proxy Statement and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required in response to this Item 12 is set forth under "Security Ownership of Management and Directors" and "Security Ownership of Certain Beneficial Owners" in our Proxy Statement and is incorporated by reference.
Equity Compensation Plan Information
The following table provides a summary of information as of February 28, 2023, relating to our equity compensation plans in which our common stock is authorized for issuance.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders(1)	353,515	'(2)	$—	1,551,407	'(3)
__________________________________
(1)Consists of the 2014 Long-Term Incentive Plan ("2014 Plan") and the 2018 Employee Stock Purchase Plan ("2018 ESPP"). See Note 13 to the consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K for further information.
(2)Consists of outstanding awards, including 200,969 RSUs and 152,546 PSUs.
(3)Consists of (i) 401,929 shares remaining available for future issuance under the 2014 Plan; and (ii) 1,149,478 shares remaining available for issuance under the 2018 ESPP.

For further discussion of the 2014 Plan and 2018 ESPP, see Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related transactions, and Director Independence
Information required in response to this Item 13 is set forth under "Certain Relationships and Related Party Transactions" and "Matters Relating to Corporate Governance and Board Structure - Director Independence" in our Proxy Statement and is incorporated by reference.
Item 14. Principal Accounting Fees and Services
Information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement is incorporated by reference in response to this Item 14.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

1.Consolidated Financial Statements

2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date
2.1	**	Securities Purchase Agreement dated as of March 7, 2022 by and between Sequa Corporation and AZZ Inc.	8-K	2.1	3/8/22
2.2		First Amendment to Securities Purchase Agreement, dated as of May 6, 2022, by and between Sequa Corporation and AZZ Inc.	8-K	2.1	5/9/22
2.3	**	Contribution and Purchase Agreement, dated as of June 23, 2022, by and between AZZ Inc., AIS Investment Holdings LLC and Fernweh AIS Acquisition L.P.	8-K	2.1	6/27/22
3.1	+	Amended and Restated Bylaws
3.2	+	Amended and Restated Certificate of Formation of AZZ Inc., filed with the Secretary of State of Texas on July 12, 2022
4.1	+	Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934
4.2		Form of Common Stock Certificate	10-Q	4.1	10/13/00
4.3	+	Form of Series A Convertible Preferred Stock Certificate
4.4	+	Certificate of Designations,Preferences, Rights and Limitations of 6.0% Series A Convertible Preferred Stock (filed as Exhibit A to Exhibit 3.2, filed herewith)
4.5		Indenture, dated as of May 13, 2022, by and between AZZ Inc. and UMB Bank, N.A.	8-K	4.1	5/16/22
10.1		Amendment No. 1 to Second Amended and Restated Commitment Letter, dated as of May 6, 2022, by and between AZZ Inc. and the Commitment Parties	8-K	10.1	5/9/22
10.2	**	Credit Agreement, dated as of May 13, 2022, by and among AZZ Inc., the Guarantors, the Lenders, the L/C Issuers and Citibank, N.A. as Administrative Agent and Collateral Agent	8-K	10.1	5/16/22
10.3	**	Securities Purchase Agreement, dated as of May 13, 2022, by and between AZZ Inc. and BTO Pegasus Holdings DE L.P.	8-K	10.2	5/16/22

10.4		Registration Rights Agreement, dated as of May 13, 2022, by and between AZZ Inc. and BTO Pegasus Holdings DE L.P.	8-K	10.3	5/16/22
10.5	**	First Amended and Restated Limited Liability Company Agreement of AIS Investment Holdings, dated as of September 30, 2022, by and between AZZ Inc., Fernweh AIS Acquisition LP and Atkinson Holding Company LLC	8-K	10.1	10/6/22
10.6	*	AZZ Inc. 2014 Long Term Incentive Plan	S-8	4.5	7/9/14
10.7	*	First Amendment to AZZ Inc. 2014 Long Term Incentive Plan	8-K	10.2	1/21/16
10.8	*	Amended Form of Restricted Share Unit Award Agreement	8-K	10.4	1/21/16
10.9	*	Amended Form of Performance Award Agreement	8-K	10.6	1/21/16
10.10	*	AZZ Inc. Senior Management Bonus Plan	DEF 14A	Appendix B	5/28/15
10.11	*	First Amendment to Senior Management Bonus Plan	8-K	10.3	1/21/16
10.12	*	AZZ Inc. 2018 Employee Stock Purchase Plan	S-8	4.3	7/27/18
10.13	*	Second Amended and Restated Employment Agreement between AZZ Inc. and Mr. Tom Ferguson, dated as of October 3, 2019	8-K	10.1	10/7/19
10.14	*	Change in Control Agreement by and between AZZ incorporated and Thomas Ferguson, dated as of November 4, 2013	8-K	10.2	11/7/13
10.15	*	Employment Agreement by and between AZZ Inc. and Philip Schlom	8-K	10.1	11/4/20
10.16	*+	AZZ Inc. Compensation Recovery Policy	8-K	10.1	1/21/16
10.17	*	AZZ Inc. Executive Officer Severance Plan	10-Q	10.7	10/12/21
21.1	+	Subsidiaries of the Registrant
23.1	+	Consent of Grant Thornton LLP
31.1	+	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	+	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Extension Schema Document
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document
104		XBRL Taxonomy Extension Presentation Linkbase Document
**Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission. The Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules and exhibits so furnished.

* Indicates management contract, compensatory plan or arrangement.

+ Indicates filed herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc.
(Registrant)

April 25, 2023	By:	/s/ Thomas E. Ferguson
Thomas E. Ferguson, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

April 25, 2023	/s/ Daniel R. Feehan
Daniel R. Feehan Chairman of the Board of Directors

April 25, 2023	/s/ Thomas E. Ferguson
Thomas E. Ferguson President, Chief Executive Officer and Director (Principal Executive Officer)

April 25, 2023	/s/ Philip A. Schlom
Philip A Schlom Senior Vice President and Chief Financial Officer (Principal Financial Officer)

April 25, 2023	/s/ Daniel E. Berce
Daniel E. Berce Director

April 25, 2023	/s/ Paul Eisman
Paul Eisman Director

April 25, 2023	/s/ Venita McCellon-Allen
Venita McCellon-Allen Director

April 25, 2023	/s/ Ed McGough
Ed McGough Director

April 25, 2023	/s/ Steven R. Purvis
Steven R. Purvis Director

April 25, 2023	/s/ Carol R. Jackson
Carol R. Jackson Director

April 25, 2023	/s/ Clive A. Grannum
Clive A. Grannum Director
April 25, 2023	/s/ David Kaden
David Kaden Director