Form 10-Q
period 2023-05-31
AZZ INC
filed 2023-07-07
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of June 30, 2023, the registrant had outstanding 25,013,193 shares of common stock; $1.00 par value per share.

PART I. FINANCIAL INFORMATION
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	May 31, 2023	February 28, 2023
Assets
Current assets:
Cash and cash equivalents	$3,878	$2,820
Accounts receivable, net of allowance for credit losses of $5,751 and $5,752 at May 31, 2023 and February 28, 2023, respectively	170,460	183,412
Inventories:
Raw material	138,760	138,227
Work-in-process	2,242	1,558
Finished goods	4,120	4,135
Contract assets	78,544	79,273
Prepaid expenses and other	10,485	7,991
Total current assets	408,489	417,416
Property, plant and equipment, net	504,032	498,503
Right-of-use assets	26,262	26,392
Goodwill	705,501	702,512
Deferred tax assets	5,820	12,467
Intangibles and other assets, net	468,805	479,429
Investment in joint venture	87,068	84,760
Total assets	$2,205,977	$2,221,479
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$107,398	$109,861
Income tax payable	178	272
Accrued salaries and wages	17,544	26,262
Other accrued liabilities	48,426	44,442
Lease liability, short-term	6,561	6,403
Total current liabilities	180,107	187,240
Long-term debt, net	1,040,841	1,058,120
Lease liability, long-term	20,427	20,704
Deferred tax liabilities	30,180	40,536
Other long-term liabilities	63,049	61,419
Total liabilities	1,334,604	1,368,019
Commitments and contingencies (Note 15)
Shareholders’ equity:
Series A Convertible Preferred Stock, $1 par, shares authorized 240; 240 and 240 shares issued and outstanding at May 31, 2023 and February 28, 2023, respectively	240	240
Common Stock, $1 par value; 100,000 shares authorized; 25,013 and 24,912 shares issued and outstanding at May 31, 2023 and February 28, 2023, respectively	25,013	24,912
Capital in excess of par value	326,931	326,839
Retained earnings	526,729	506,042
Accumulated other comprehensive loss	(7,540)	(4,573)
Total shareholders’ equity	871,373	853,460
Total liabilities and shareholders' equity	$2,205,977	$2,221,479

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended May 31,
	2023	2022
Sales	$390,873	$207,134
Cost of sales	293,854	147,081
Gross margin	97,019	60,053

Selling, general and administrative	31,523	32,144
Operating income	65,496	27,909

Interest expense	28,706	7,472
Equity in (earnings) of unconsolidated subsidiaries	(1,420)	—
Other (income) expense, net	38	(27)
Income from continuing operations before income taxes	38,172	20,464
Income tax expense	9,650	5,111
Net income from continuing operations	28,522	15,353
Income from discontinued operations, net of tax	—	8,724
Net income from discontinued operations	—	8,724
Net income	28,522	24,077
Dividends on preferred stock	(3,600)	—
Net income available to common shareholders	$24,922	$24,077
Basic earnings per share
Earnings per common share from continuing operations	$1.00	$0.62
Earnings per common share from discontinued operations	$—	$0.35
Earnings per common share	$1.00	$0.97
Diluted earnings per share
Earnings per common share from continuing operations	$0.98	$0.62
Earnings per common share from discontinued operations	$—	$0.34
Earnings per common share	$0.98	$0.96

Weighted average shares outstanding - Basic	24,940	24,709
Weighted average shares outstanding - Diluted	29,150	25,675

Cash dividends declared per common share	$0.17	$0.17
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended May 31,
	2023	2022

Net income available to common shareholders	$24,922	$24,077
Other comprehensive income (loss):
Unrealized translation gain	1,131	624
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized loss on interest rate swap, net of tax(1)	(4,647)	—
Amounts reclassified from accumulated other comprehensive income to earnings, net of tax(2)	549	—
Other comprehensive income (loss)	(2,967)	624
Comprehensive income	$21,955	$24,701

(1) Net of tax expense (benefit) of $(1,488) for the three months ended May 31, 2023.
(2) Net of tax of $199 for the three months ended May 31, 2023.
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended May 31,
	2023	2022
Cash flows from operating activities
Net income available to common shareholders	$24,922	$24,077
Less: Net income from discontinued operations	—	8,724
Plus: accrued dividends on Preferred Stock	3,600	—
Net income from continuing operations	28,522	15,353
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Bad debt expense	18	246
Depreciation and amortization	18,524	11,973
Deferred income taxes	(2,022)	(2,340)
Equity in earnings of unconsolidated entities	(1,420)	—
Net (gain) on sale of property, plant and equipment	(2)	(29)
Amortization of debt financing costs	3,029	1,541
Share-based compensation expense	1,904	1,998
Effects of changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	12,936	(20,941)
Inventories	(1,198)	(10,362)
Prepaid expenses and other	(2,494)	(8,374)
Other assets	43	49
Net change in contract assets and liabilities	(1,949)	(5,885)
Accounts payable	(2,665)	37,915
Other accrued liabilities and income taxes payable	(6,333)	531
Net cash provided by operating activities of continuing operations	46,893	21,675
Cash flows from investing activities
Purchase of property, plant and equipment	(17,036)	(6,472)
Acquisition of subsidiaries, net of cash acquired	—	(1,298,514)
Other investing activities	9	33
Net cash used in investing activities of continuing operations	(17,027)	(1,304,953)
Cash flows from financing activities
Payments for taxes related to net share settlement of equity awards	(1,710)	(2,314)
Proceeds from revolving loan	92,000	39,000
Payments on revolving loan	(112,000)	(116,000)
Proceeds from long term debt	—	1,540,000
Payments of debt financing costs	—	(87,555)
Payments of dividends	(7,835)	(4,192)
Net cash provided by (used in) financing activities of continuing operations	(29,545)	1,368,939
Effect of exchange rate changes on cash	737	(49)
Net cash used in operating activities from discontinued operations	—	1,636
Net cash used in investing activities from discontinued operations	—	(1,332)
Net cash provided by financing activities from discontinued operations	—	—
Cash used in discontinued operations	—	304
Net increase in cash and cash equivalents	1,058	85,916
Cash and cash equivalents at beginning of period	2,820	15,082
Cash and cash equivalents at end of period	$3,878	$100,998
Less: Cash and cash equivalents from discontinued operations at end of period	—	(3,000)
Cash and cash equivalents from continuing operations at end of period	$3,878	$97,998

Other operating cash payments
Cash paid for interest	$25,866	$4,161
Cash paid for income taxes	$895	$4,034
Supplemental disclosures of non-cash investing and financing activities
Accrued dividends on preferred stock	$2,400	$—
Accruals for capital expenditures	$2,409	$1,136

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended May 31, 2023
	Series A Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at February 28, 2023	240	$240	24,912	$24,912	$326,839	$506,042	$(4,573)	$853,460
Share-based compensation	—	$—	—	$—	$1,904	$—	$—	$1,904
Common stock issued under stock-based plans and related income tax expense	—	—	101	101	(1,812)	—	—	(1,711)
Accrued dividends on preferred stock	—	—	—	—	—	(3,600)	—	(3,600)
Cash dividends paid on common shares	—	—	—	—	—	(4,235)	—	(4,235)
Net income	—	—	—	—	—	28,522	—	28,522
Foreign currency translation	—	—	—	—	—	—	1,131	1,131
Interest rate swap	—	—	—	—	—	—	(4,098)	(4,098)
Balance at May 31, 2023	240	$240	25,013	$25,013	$326,931	$526,729	$(7,540)	$871,373

	Three Months Ended May 31, 2022
	Series A Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount	Shares	Amount
Balance at February 28, 2022	—	$—	24,688	$24,688	$85,847	$584,154	$(27,324)	$667,365
Share-based compensation	—	—	—	—	1,998	—	—	1,998
Common stock issued under stock-based plans and related income tax expense	—	—	100	100	(2,413)	—	—	(2,313)
Cash dividends paid on common shares	—	—	—	—	—	(4,192)	—	(4,192)
Net income	—	—	—	—	—	24,077	—	24,077
Foreign currency translation	—	—	—	—	—	—	624	624
Balance at May 31, 2022	—	$—	24,788	$24,788	$85,432	$604,039	$(26,700)	$687,559

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. The Company and Basis of Presentation
AZZ Inc. ("AZZ", the "Company", "our" or "we") was established in 1956 and incorporated under the laws of the state of Texas. We are a provider of hot-dip galvanizing and coil coating solutions to a broad range of end-markets, predominantly in North America. We have three distinct operating segments: the AZZ Metal Coatings segment, the AZZ Precoat Metals segment, and the AZZ Infrastructure Solutions segment. The Company's AZZ Metal Coatings segment is a leading provider of metal finishing solutions for corrosion protection, including hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating to the North American steel fabrication and other industries. The AZZ Precoat Metals segment provides aesthetic and corrosion protective coatings and related value-added services for steel and aluminum coil, primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation and other end markets in the United States. The AZZ Infrastructure Solutions consists of the Company's 40% interest in AIS Investment Holdings LLC (the "AVAIL JV"). AIS Investment Holdings LLC is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in markets worldwide. AIS Investment Holdings LLC was wholly-owned by the Company until September 30, 2022, when AZZ contributed its' AZZ Infrastructure Solutions segment, excluding AZZ Crowley Tubing and excluding certain receivables retained by AZZ ("AIS"), to the AVAIL JV and sold a 60% interest in the AVAIL JV to Fernweh Group LLC ("Fernweh"). For the three months ended May 31, 2022, financial data for the AZZ Infrastructure Solutions segment is segregated and reported as discontinued operations.
Presentation
The accompanying condensed consolidated balance sheet as of February 28, 2023 was derived from audited financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2023, included in the Company’s Annual Report on Form 10-K covering such period.  Certain previously reported amounts have been reclassified to conform to current period presentation. See Note 3 for more information about results of operations reported in discontinued operations in the consolidated statement of operations and statement of cash flows for the three months ended May 31, 2022.
The Company's fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ending February 29, 2024 is referred to as fiscal 2024.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of May 31, 2023, the results of its operations for the three months ended May 31, 2023 and 2022, and cash flows for the three months ended May 31, 2023 and 2022. The interim results reported herein are not necessarily indicative of results for a full year.
2. Acquisitions
Precoat Acquisition
On May 13, 2022, the Company acquired Precoat Metals for a purchase price of approximately $1.3 billion (the "Precoat Acquisition"). Based in St. Louis, Missouri, Precoat is the leading independent provider of metal coil coating solutions in North America. The acquisition represents a continued transition of the Company to a focused provider of coating and galvanizing services for critical applications. AZZ Precoat Metals contributed revenue of $222.1 million and operating income of $37.7 million to the Company's condensed consolidated statements of operations for the three months ended May 31, 2023. The Company completed the final valuation during the first quarter of fiscal year 2024.
The Company accounted for the Precoat Acquisition as a business combination under the acquisition method of accounting. Goodwill from the acquisition of $527.8 million represents the excess purchase price over the estimated value of net tangible and intangible assets and liabilities assumed, and is expected to be deductible for income tax purposes. The Company's chief operating decision maker assesses performance and allocates resources to Precoat separately from the AZZ Metal Coatings segment; therefore, Precoat is accounted for as a separate segment, the AZZ Precoat Metals segment. See Note

6 for more information about the Company's operating segments. Goodwill from the acquisition was allocated to the AZZ Precoat Metals segment. Assets acquired and liabilities assumed in the Precoat Acquisition were recorded at their estimated fair values as of the acquisition date. See Note 15 for additional information regarding certain environmental liabilities assumed as part of the Precoat Acquisition.
When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in determination of fair value of property and equipment, intangible assets, pension benefit obligation and certain other assets and liabilities. Estimates from third-party experts along with the analysis and expertise of management have formed the basis for the allocation. Management believes that the current information provides a reasonable basis for the fair values of assets acquired and liabilities assumed. As of May 31, 2023, the Company made purchase price allocation adjustments that impacted goodwill, contract assets and accrued expenses.
The following table represents the summary of the assets acquired and liabilities assumed, in aggregate, related to the Precoat Acquisition, as of the date of the acquisition (in thousands):

May 13, 2022
Assets
Accounts receivable	$77,422
Inventories	43,369
Contract assets	68,314
Prepaid expenses and other	2,247
Property, plant and equipment	305,503
Right-of-use asset	13,753
Goodwill	527,793
Deferred tax asset	8,660
Intangibles and other assets	446,546
Total fair value of assets acquired	$1,493,607
Liabilities
Accounts payable	(99,223)
Accrued expenses	(31,761)
Other accrued liabilities	(5,330)
Lease liability, short-term	(2,440)
Lease liability, long-term	(11,313)
Other long-term liabilities	(60,091)
Total fair value of liabilities assumed	$(210,158)
Total purchase price, net of cash acquired	$1,283,449
Intangible assets include customer relationships, tradenames and technology. Other long-term liabilities include the Company's pension obligation and certain environmental liabilities. See Notes 14 and 15 for more information about these long-term liabilities.
Unaudited Pro Forma Information

The following unaudited pro forma financial information for the three months ended May 31, 2023 and 2022 combines the historical results of the Company and the acquisition of Precoat Metals, assuming that the companies were combined as of March 1, 2022. The pro forma financial information includes business combination accounting effects from the Precoat Acquisition, including amortization expense from acquired intangible assets, depreciation expense from acquired property, plant and equipment, interest expense from financing transactions which occurred to fund the Precoat Acquisition, acquisition-related transaction costs and tax-related effects. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Precoat Metals had taken place on March 1, 2022 or of future operating performance.

	Three Months Ended May 31,
	2023	2022
Revenue	$390,873	$400,154
Net income from continuing operations(1)	$28,522	$(550)
(1) Net income for the three months ended May 31, 2022 includes acquisition costs of approximately $45.0 million, of which $11.5 million was incurred by AZZ and $33.5 million was incurred by Precoat Metals prior to the acquisition.

3. Discontinued Operations
On September 30, 2022, AZZ contributed its AZZ Infrastructure Solutions segment, excluding AZZ Crowley Tubing ("AIS") to a joint venture, AIS Investment Holdings LLC (the "AVAIL JV") and sold a 60% interest in the AVAIL JV to Fernweh Group LLC ("Fernweh"). The divestiture was part of the Company's plan to divest of non-core businesses. On September 30, 2022, the AVAIL JV was deconsolidated. Beginning October 1, 2022, the Company's retained 40% interest in the AVAIL JV is included in the AZZ Infrastructure Solutions segment and is accounted for under the equity method of accounting.
The divestiture of the AZZ Infrastructure Solutions segment represents an intentional strategic shift in our operations and will allow the Company to become a focused provider of coating and galvanizing solutions for critical applications. As a result, the results of the AIS segment were classified as discontinued operations in our condensed statements of operations and excluded from both continuing operations and segment results for the three months ended May 31, 2022.
The results of operations from discontinued operations for the three months ended May 31, 2022, have been reflected as discontinued operations in the consolidated statements of operations and consist of the following (in thousands):

Three Months Ended
May 31, 2022
Sales	$107,264
Cost of sales	82,861
Gross margin	24,403

Selling, general and administrative	12,402
Operating income from discontinued operations	12,001

Interest expense	1
Other (income) expense, net	825
Income from discontinued operations before income tax	11,175
Income tax expense	2,451
Net income from discontinued operations	$8,724
Earnings per common share from discontinued operations:
Basic earnings per share	$0.35
Diluted earnings per share	$0.34
We have included the net cash provided by discontinued operations in the consolidated statements of cash flows. The depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the discontinued operations consist of the following (in thousands):

Three Months Ended May 31, 2022
Depreciation and amortization	$3,146
Purchase of property, plant and equipment	1,336
Loss on sale of property, plant and equipment	5

4. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended May 31,
	2023	2022
Numerator:
Net income from continuing operations	$28,522	$15,353
Dividends on preferred stock	(3,600)	—
Numerator for basic earnings per share continuing operations	24,922	15,353
After-tax interest expense for Convertible Notes	—	547
Dividends on preferred stock	3,600	—
Numerator for diluted earnings per share continuing operations	$28,522	$15,900

Net income from discontinued operations	$—	$8,724

Net income available to common shareholders	$24,922	$24,077
After-tax interest expense for Convertible Notes	—	547
Dividends on preferred stock	3,600	—
Numerator for diluted earnings per share—net income available to common shareholders	$28,522	$24,624

Denominator:
Weighted average shares outstanding for basic earnings per share	24,940	24,709
Effect of dilutive securities:
Employee and director stock awards	93	161
Convertible Notes	—	805
Series A Convertible Preferred Stock	4,117	—
Denominator for diluted earnings per share	29,150	25,675

Basic earnings per share
Earnings per common share from continuing operations	$1.00	$0.62
Earnings per common share from discontinued operations	$—	$0.35
Earnings per common share	$1.00	$0.97
Diluted earnings per share
Earnings per common share from continuing operations	$0.98	$0.62
Earnings per common share from discontinued operations	$—	$0.34
Earnings per common share	$0.98	$0.96
For the three months ended May 31, 2023 and 2022, approximately 121,509 and 81,647 employee equity awards were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. These shares could be dilutive in future periods.

5. Sales
Disaggregated Sales
The following table presents disaggregated sales, for continuing operations, by customer industry (in thousands):

	Three Months Ended May 31,
	2023	2022
Sales:
Construction	$207,162	$68,354
Industrial	39,087	37,284
Consumer	35,179	6,214
Transportation	35,179	31,070
Electrical/Utility	27,361	22,785
Other (1)	46,905	41,427
Total sales	$390,873	$207,134
(1) Other includes less significant markets, such as agriculture, recreation, petro-chem, AZZ Tubular products and sales from recycling.
See also Note 6 for sales information by operating segment.
Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets (unbilled receivables), and contract liabilities (customer advances and deposits) on the consolidated balance sheets, primarily related to the Company’s Precoat Metals segment. Customer billing can occur subsequent to revenue recognition, resulting in contract assets. In addition, the Company can receive advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.
Contract liabilities of $1.0 million and $1.3 million as of May 31, 2023 and February 28, 2023, respectively, are included in "Other accrued liabilities" in the consolidated balance sheets. As of May 31, 2023 and February 28, 2023, the balance for contract assets was $78.5 million and $79.3 million, respectively, primarily related to the AZZ Precoat Metals segment.

6. Operating Segments
Segment Information
The Company’s Chief Executive Officer, who is the chief operating decision maker ("CODM"), reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Sales and operating income (loss) are the primary measures used by the CODM to evaluate segment operating performance and to allocate resources to segments. Expenses related to certain centralized administration or executive functions that are not specifically related to an operating segment are included in Corporate. As presented in Note 3, the AVAIL JV operating results for the period prior to deconsolidation are included within discontinued operations, with the exception of AZZ Crowley Tubing, which was retained by the Company and merged into the AZZ Metal Coatings segment. See Note 3 for the results of operations related to the AZZ Infrastructure Solutions segment.
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
AZZ Infrastructure Solutions — consists of the equity in earnings of the Company's 40% investment in the AVAIL JV, as well as other expenses directly related to AIS receivables that were retained following the divestiture of the AIS business. The AVAIL JV provides specialized products and services designed to support primarily industrial and electrical applications. The product offerings include custom switchgear, electrical enclosures, medium- and high-voltage bus ducts, explosion proof and hazardous duty lighting and tubular products. The AZZ Infrastructure Solutions segment also focuses on life-cycle extension for the power generation, refining and industrial infrastructure, through providing automated weld overlay solutions for corrosion and erosion mitigation.
Net income from continuing operations by segment for the three months ended May 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended May 31, 2023
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)(3)	Total
Sales	$168,794	$222,079	$—	$—	$390,873
Cost of sales	117,858	175,996	—	—	293,854
Gross margin	50,936	46,083	—	—	97,019

Selling, general and administrative	5,466	8,392	22	17,643	31,523
Operating income (loss) from continuing operations	$45,470	$37,691	(22)	(17,643)	65,496

Interest expense			—	28,706	28,706
Equity in earnings of unconsolidated subsidiaries			(1,420)	—	(1,420)
Other (income) expense			—	38	38
Income (loss) from continuing operations before income tax			$1,398	(46,387)	38,172
Income tax expense				9,650	9,650
Net income (loss) from continuing operations				$(56,037)	$28,522

	Three Months Ended May 31, 2022
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)(3)	Total
Sales	$163,443	$43,691	$—	$—	$207,134
Cost of sales	113,580	33,501	—	—	147,081
Gross margin	49,863	10,190	—	—	60,053

Selling, general and administrative	4,593	3,542	—	24,009	32,144
Operating income (loss) from continuing operations	$45,270	$6,648	—	(24,009)	27,909

Interest expense			—	7,472	7,472
Other (income) expense			—	(27)	(27)
Income (loss) from continuing operations before income tax			$—	(31,454)	20,464
Income tax expense				5,111	5,111
Net income (loss) from continuing operations				$(36,565)	$15,353

(1) Infrastructure Solutions segment includes the Company’s equity in (earnings) loss from its investment in the AVAIL JV, as well as other expenses related to receivables that were retained by the Company following the sale of the AIS business.

(2) Interest expense, Other (income) expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(3) For fiscal year 2024, amortization expense for acquired intangible assets is included in Corporate expenses in "Selling, general and administrative" expense as these expenses are not allocated to the segments.

Asset balances by operating segment for each period were as follows (in thousands):

	As of
	May 31, 2023	February 28, 2023
Assets:
Metal Coatings	$582,664	$588,337
Precoat Metals	1,489,635	1,488,810
Infrastructure Solutions - Investment in Joint Venture	87,068	84,760
Corporate	46,610	59,572
Total assets	$2,205,977	$2,221,479

Financial Information About Geographical Areas
Financial information about geographical areas for the periods presented was as follows (in thousands):

	Three Months Ended May 31,
	2023	2022
Sales:
United States	$381,322	$194,360
Canada	9,551	12,774
Total	$390,873	$207,134

	As of
	May 31, 2023	February 28, 2023
Property, plant and equipment, net:
United States	$484,305	$478,722
Canada	19,727	19,781
Total	$504,032	$498,503

7. Investments in Unconsolidated Entity
AVAIL JV
Following the sale of its 60% controlling interest in the AVAIL JV to Fernweh, AIS has been deconsolidated and the Company's retained 40% interest in the AVAIL JV is accounted for under the equity method of accounting. As a change of control occurred with the transaction, a new basis of accounting will occur at the AVAIL JV when AVAIL completes its business combination accounting for the transaction which is ongoing. AZZ has not presented summarized financial statements, as those statements are incomplete at this time and do not include adjustments to asset values, depreciation, or amortization that may be required once AVAIL completes its business combination accounting. We record our interest in the AVAIL JV on a one-month lag to allow sufficient time to review and assess the joint venture’s effect on our reported results. As of May 31, 2023, our investment in the AVAIL JV is $87.1 million, which includes an excess of $6.3 million over the underlying value of the net assets of the AVAIL JV. The difference will be amortized through equity in earnings of unconsolidated subsidiaries for a period of up to seven years. The excess basis amount may change once AVAIL completes its business combination accounting. We recorded $1.4 million of equity in earnings during the three months ended May 31, 2023, which includes the amortization of $0.7 million for the excess of our investment over the underlying value of the net assets of the AVAIL JV. Once AVAIL completes the business combination accounting, the reported results will reflect the effects of the business combination accounting as though such values were recorded at the time the transaction closed.

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
On September 27, 2022, the Company entered into a fixed-rate interest rate swap agreement with banks that are parties to the 2022 Credit Agreement. On October 7, 2022, the agreement was amended to change the SOFR-based component of the interest rate on a portion of our variable-rate debt to a fixed rate of 4.277%, resulting in a total fixed rate of 8.627% (the "2022 Swap"). The 2022 Swap had an initial notional amount of $550.0 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases by a pro-rata portion of any quarterly principal payments made on the Term Loan B, and the current notional amount is $545.9 million. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates, for approximately one-half of the total amount of our variable-rate debt. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2022 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2022 Swap are recognized in interest expense.
At May 31, 2023, changes in fair value attributable to the effective portion of the 2022 Swap were included on the condensed consolidated balance sheets in accumulated other comprehensive income. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on our condensed consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value, to the extent effective, recognized in accumulated other comprehensive income until reclassified into earnings when the interest expense on the underlying debt is reflected in earnings. The portion of a cash flow hedge that does not offset the change in the fair value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. During the three months ended May 31, 2023, we reclassified $0.7 million from other comprehensive income to earnings.
9. Debt
The Company’s long-term debt instruments and balances outstanding for each of the periods presented (in thousands):

	As of
	May 31, 2023	February 28, 2023
Revolving Credit Facility	$75,000	$95,000
Term Loan B	1,030,250	1,030,250
Total debt, gross	$1,105,250	$1,125,250
Unamortized debt issuance costs	(64,409)	(67,130)
Long-term debt, net	$1,040,841	$1,058,120
2022 Credit Agreement and Term Loan B

On May 13, 2022, the Company entered into a new Credit Agreement (the "2022 Credit Agreement") by and among the Company, borrower, Citibank, N.A., as administrative and collateral agent, and the other agents and lender parties thereto the 2022 Credit Agreement. The 2022 Credit Agreement includes the following significant terms;

i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company;
i.provides for a maximum senior secured revolving credit facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 13, 2027;
i.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;
i.borrowings under the Term Loan B and the Revolving Credit Facility each bear an interest rate of Secured Overnight Financing Rate ("SOFR") plus 4.25%;
i.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions, and;
i.includes a maximum quarterly leverage ratio financial covenant with reporting requirements at each quarter-end;
The Company utilizes proceeds from the Revolving Credit Facility primarily to finance working capital needs, capital improvements, dividends, acquisitions and for general corporate purposes.
As defined in the credit agreement, quarterly prepayments will be made against the outstanding principal of the Term Loan B and are payable on the last business day of each May, August, November and February, beginning August 31, 2022, in a quarterly aggregate principal amount of $3.25 million, with the entire remaining principal amount due on May 13, 2029, the maturity date. Additional prepayments made against the Term Loan B contribute to these required quarterly payments. Due to a prepayment of $240.0 million that the Company made on the Term Loan B during fiscal year 2023 in connection with the sale of the AIS business, the quarterly mandatory principal payment requirement has been met, and the quarterly payments of $3.25 million are no longer required.
The effective interest rate for the Revolving Credit Facility and the Term Loan B was 9.07% at May 31, 2023.
The Company's credit agreement requires the Company to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 6.25 through November 2022. For each subsequent quarter, the maximum ratio decreases by 25 basis points through May 31, 2024, when the maximum Total Net Leverage Ratio reaches 4.5. The Company was required to maintain a Total Net Leverage Ratio as of May 31, 2023 of 5.5.

As of May 31, 2023, we had $1,105.3 million of floating- and fixed-rate notes outstanding with varying maturities through fiscal 2029 and we were in compliance with all of the covenants related to these outstanding borrowings. As of May 31, 2023, we had approximately $307.1 million of additional credit available for future draws or letters of credit.
The Company's debt agreements require the Company to maintain certain financial ratios. As of May 31, 2023, the Company was in compliance with all covenants or other requirements set forth in the debt agreements.
Letters of Credit

As of May 31, 2023, we had total outstanding letters of credit in the amount of $17.9 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.

10. Fair Value Measurements
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
Interest Rate Swap Agreement
The Company’s derivative instrument consists of an interest rate swap contract, which is a Level 2 of the fair value hierarchy and included in "Intangibles and other assets, net" in the condensed consolidated balance sheet as of May 31, 2023. See Note 8 for more information.
The Company’s financial instruments that is measured at fair value on a recurring basis as of May 31, 2023 and February 28, 2023 is as follows (dollars in thousands):

	Carrying Value				Carrying Value
	May 31,	Fair Value Measurements Using			February 28,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3	2023	Level 1	Level 2	Level 3
Assets (Liabilities):
Interest Rate Swap Agreement	$(1,436)	$—	$(1,436)	$—	$3,925	$—	$3,925	$—
Total Assets	$(1,436)				$3,925
Non-recurring Fair Value Measurements
Investment in Joint Venture
The fair value of the AVAIL JV that is accounted for under the equity method was determined based on the transaction price. Subsequent measurement of the fair value of the AVAIL JV is determined based on the income approach. The income approach uses discounted cash flow models that require various observable and non-observable inputs, such as operating margins, revenues, product costs, operating expenses, capital expenditures, terminal-year values and risk-adjusted discount rates. These valuations resulted in Level 3 nonrecurring fair value measurements.
Long-Term Debt
The fair value of the Company’s Term Loan B is based on quoted market prices in active markets and is included in the Level 1 fair value hierarchy. The fair value of the Company’s revolving credit facility is estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms.
The principal amount of our outstanding debt was $1,105.3 million and $1,125.3 million at May 31, 2023 and February 28, 2023, respectively. The estimated fair value of our outstanding debt was $1,103.9 million and $1,133.2 million at May 31, 2023 and February 28, 2023, respectively, excluding unamortized issuance costs. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads. These valuations resulted in Level 2 nonrecurring fair value measurements.

11. Leases
The Company is a lessee under various leases for facilities and equipment. As of May 31, 2023, the Company was the lessee for 160 operating leases with terms of 12 months or more and 14 finance leases. Many of the operating leases either have renewal options of between one and five years or convert to month-to-month agreements at the end of the specified lease term.
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
The Company’s future lease commitments as of May 31, 2023 do not reflect all of the Company’s short-term lease commitments.
The following table outlines the classification of the Company's right-of-use asset and lease liabilities in the balance sheets as of May 31, 2023 and February 28, 2023 (in thousands):

	Balance Sheet Classification	As of
		May 31, 2023	February 28, 2023
Assets
Right-of-use assets	Right-of-use assets	$26,262	$26,392
Liabilities
Operating lease liabilities ― short-term	Lease liability - short-term	$6,273	$6,119
Operating lease liabilities ― long-term	Lease liability - long-term	19,455	19,659
Finance lease liabilities ― short-term	Lease liability - short-term	288	284
Finance lease liabilities ― long-term	Lease liability - long-term	972	1,045
Supplemental information related to the Company's portfolio of operating leases was as follows (in thousands, except years and percentages):

	Three Months Ended May 31,
	2023	2022
Operating cash flows from operating leases included in lease liabilities	$1,825	$1,147
Lease liabilities obtained from new ROU assets - operating	$1,509	$111
Operating and financing cash flows from financing leases included in lease liabilities	$86	$45
Lease liabilities obtained from new ROU assets - financing	$—	$—

	As of
	May 31, 2023	February 28, 2023
Weighted-average remaining lease term - operating leases	4.76 years	5.04 years
Weighted-average discount rate - operating leases	4.37%	4.31%
Weighted-average remaining lease term - financing leases	4.37 years	4.61 years
Weighted-average discount rate - financing leases	5.17%	5.15%
The following table outlines the classification of lease expense related to operating leases from continuing operations, in the statements of operations (in thousands):

	Three Months Ended May 31,
	2023	2022
Cost of sales	$3,102	$2,070
Selling, general and administrative	499	374
Total lease cost	$3,601	$2,444

As of May 31, 2023, maturities of the Company's lease liabilities, excluding lease liabilities associated with our discontinued operations, were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2024	$5,483	$258	$5,741
2025	6,658	344	7,002
2026	5,742	300	6,042
2027	4,565	268	4,833
2028	2,491	195	2,686
2029	1,959	43	2,002
Thereafter	1,627	—	1,627
Total lease payments	$28,525	$1,408	$29,933
Less imputed interest	(2,796)	(149)	(2,945)
Total	$25,729	$1,259	$26,988
The Company subleases multiple buildings in Columbia, South Carolina to multiple subtenants. The Columbia sublease agreements are by and between Precoat Metals and multiple subtenants. Sublease income is recognized over the term of the sublease on a straight-line basis and is reported in the consolidated statement of operations in "Cost of sales." The Company recognized $0.2 million of income from subleases during the three months ended May 31, 2023.

12. Income Taxes
Continuing Operations
The provision for income taxes from continuing operations reflects an effective tax rate of 25.3% for the three months ended May 31, 2023, compared to 25.0% for the three months ended May 31, 2022.
Discontinued Operations
The following table outlines income or loss and the related tax expense (benefit) from discontinued operations for the three months ended May 31, 2022 (in thousands):

Three Months Ended
May 31, 2022
Income from discontinued operations before income taxes	$11,175
Income tax (expense) benefit	(2,451)
Income from discontinued operations, net of tax	$8,724

The provision for income taxes from discontinued operations reflects an effective tax rate of 21.9% for the three months ended May 31, 2022.

13. Equity
Series A Convertible Preferred Stock
On August 5, 2022, the Company exchanged its $240.0 million aggregate principal amount of 6.0% convertible subordinated notes due June 30, 2030 for 240,000 shares of 6.0% Series A Convertible Preferred Stock, following the receipt of shareholder approval for the issuance of preferred stock. The Series A Convertible Preferred Stock is convertible by the holder at any time into shares of the Company's common stock at a conversion price of $58.30 per common share. The preferred stock accumulates a 6.0% dividend per annum. Dividends are payable quarterly on March 31, June 30, September 30 and December 31 of each year. In addition, the preferred shares are subject to a minimum conversion threshold of 1,000 shares per conversion, and customary anti-dilution and dividend adjustments. The preferred shares have full voting rights as if converted and have a fully participating liquidation preference.
As of May 31, 2023, the 240,000 shares of outstanding Series A Convertible Preferred Stock had accrued dividends of $2.4 million and could be converted into 4.1 million shares of common stock, at the option of the holder.

As of May 31, 2022, there were no shares of outstanding preferred stock and no accrued dividends.

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive gain (loss) ("AOCI"), after tax, for the three months ended May 31, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended May 31, 2023
	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Total
Balance at February 28, 2023	$(7,571)	$119	$2,879	$(4,573)
Other comprehensive income before reclassification	1,131	—	(4,647)	(3,516)
Amounts reclassified from AOCI	—	—	549	549
Net change in AOCI	1,131	—	(4,098)	(2,967)
Balance at May 31, 2023	$(6,440)	$119	$(1,219)	$(7,540)

	Three Months Ended May 31, 2022
	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Total
Balance at February 28, 2022	$(27,324)	$—	$—	$(27,324)
Other comprehensive income before reclassification	624	—	—	624
Net change in AOCI	624	—	—	624
Balance at May 31, 2022	$(26,700)	$—	$—	$(26,700)

14. Defined Benefit Pension Plan

Pension and Employee Benefit Obligations
The Company has a defined benefit pension plan for certain employees employed by Precoat Metals as of May 13, 2022 (the "Plan"). Prior to acquisition, benefit accruals were frozen for all participants. After the freeze, participants no longer accrued benefits under the Plan, and new hires were not eligible to participate in the Plan. As of May 31, 2023, the Plan was underfunded, and the Company has a pension liability of $31.7 million, which is included in "Other long-term liabilities" in the consolidated balance sheets and represents the underfunded portion of the Plan.
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
Environmental
The Company assumed certain environmental liabilities as part of the Precoat Acquisition described in Note 2. As of May 31, 2023, the reserve balance for environmental liabilities was $23.2 million, of which $3.1 million is classified as current. Environmental remediation liabilities include costs directly associated with site investigation and clean up, such as materials, external contractor costs, legal and consulting expenses and incremental internal costs directly related to ongoing remediation plans. Estimates used to record environmental remediation liabilities are based on the Company's best estimate of probable future costs based on site-specific facts and circumstances known at the time of the estimate and these estimates are updated on a quarterly basis. Estimates of the cost for the potential or ongoing remediation plans are developed using internal resources and third-party environmental engineers and consultants.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as "may," "could," "should," "expects," "plans," "will," "might," "would," "projects," "currently," "intends," "outlook," "forecasts," "targets," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date they are made and are subject to risks that could cause them to differ materially from actual results. Certain factors could affect the outcome of the matters described herein. This Quarterly Report may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand for our products and services, including demand by the construction markets, the industrial markets and the metal coatings markets. We could also experience additional increases in labor costs, components and raw materials including zinc and natural gas, which are used in our hot-dip galvanizing process; supply-chain vendor delays; customer requested delays of our products or services; delays in additional acquisition opportunities; an increase in our debt leverage and/or interest rates on our debt, of which a significant portion is tied to variable interest rates; availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; economic volatility, including a prolonged economic downturn or macroeconomic conditions such as inflation or changes in the political stability in the United States and other foreign markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business, including in Part I, Item 1A. Risk Factors, in AZZ's Annual Report on Form 10-K for the fiscal year ended February 28, 2023 and other filings with the SEC, available for viewing on AZZ's website at www.azz.com and on the SEC's website at www.sec.gov.
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
The following discussion should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023, and with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Strategy
We have a developed strategy and periodically review our performance, opportunities, market conditions and competitive threats. In fiscal 2023, the Company completed the acquisition of Precoat Metals, which provides aesthetic and corrosion protective coatings and related value-added services for steel and aluminum coil, primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation and other end markets in the United States (the "Precoat Acquisition"). The Precoat Acquisition advances our strategy to become a predominantly metal coatings focused company, which we believe will more rapidly enhance shareholder value. See Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about the Precoat Acquisition.
Overview
We are a provider of hot-dip galvanizing and coil coating solutions to a broad range of end-markets, predominantly in North America. We operate three distinct business segments, the AZZ Metal Coatings segment, the AZZ Precoat Metals segment, and the AZZ Infrastructure Solutions segment. The AZZ Infrastructure Solutions segment consists of the Company's 40% investment in the AVAIL JV for the three months ended May 31, 2023. For the three months ended May 31, 2022, the AZZ Infrastructure Solutions segment includes the results of operations of the AIS business prior to the divestiture of the AVAIL JV. See Note 3 of our consolidated financial statements for more information about the divestiture of the AVAIL JV.

Our discussion and analysis of financial condition and results of operations is divided by each of our segments, along with corporate costs and other costs not specifically identifiable to a segment. For a reconciliation of segment operating income to consolidated operating income, see Note 6 to the consolidated financial statements. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment.  We use sales and operating income by segment to evaluate the performance of our segments.  Segment operating income consists of sales less cost of sales and selling, general and administrative expenses that are specifically identifiable to a segment.

QUARTER ENDED MAY 31, 2023 COMPARED TO THE QUARTER ENDED MAY 31, 2022

Segment Sales and Operating Income from Continuing Operations
The following table reflects the breakdown of net income from continuing operations by segment (in thousands):

	Three Months Ended May 31, 2023
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)(3)	Total
Sales	$168,794	$222,079	$—	$—	$390,873
Cost of sales	117,858	175,996	—	—	293,854
Gross margin	50,936	46,083	—	—	97,019

Selling, general and administrative	5,466	8,392	22	17,643	31,523
Operating income (loss) from continuing operations	$45,470	$37,691	(22)	(17,643)	65,496

Interest expense			—	28,706	28,706
Equity in earnings of unconsolidated subsidiaries			(1,420)	—	(1,420)
Other (income) expense			—	38	38
Income (loss) from continuing operations before income tax			$1,398	(46,387)	38,172
Income tax expense				9,650	9,650
Net income (loss) from continuing operations				$(56,037)	$28,522

	Three Months Ended May 31, 2022
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)(3)	Total
Sales	$163,443	$43,691	$—	$—	$207,134
Cost of sales	113,580	33,501	—	—	147,081
Gross margin	49,863	10,190	—	—	60,053

Selling, general and administrative	4,593	3,542	—	24,009	32,144
Operating income (loss) from continuing operations	$45,270	$6,648	—	(24,009)	27,909

Interest expense			—	7,472	7,472
Equity in earnings of unconsolidated subsidiaries			—	—	—
Other (income) expense			—	(27)	(27)
Income (loss) from continuing operations before income tax			$—	(31,454)	20,464
Income tax expense				5,111	5,111
Net income (loss) from continuing operations				$(36,565)	$15,353
(1) Infrastructure Solutions segment includes the Company’s equity in (earnings) loss from its investment in the AVAIL JV, as well as other expenses related to receivables that were retained by the Company following the sale of the AIS business.

(2) Interest expense, Other (income) expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(3) For fiscal year 2024, amortization expense for acquired intangible assets is included in Corporate expenses in "Selling, general and administrative" expense as these expenses are not allocated to the segments.

Sales
For the three months ended May 31, 2023 (the "current quarter"), consolidated sales increased $183.7 million, or 88.7%, compared to the three months ended May 31, 2022 (the "prior year quarter"). Sales for the AZZ Metal Coatings segment increased $5.4 million, or 3.3%, for the current quarter, compared to the prior year quarter. The increase was primarily due to improved price realization. Sales for the AZZ Precoat Metals segment, which was acquired on May 13, 2022, were $222.1 million for the current quarter. The increase is primarily due to the inclusion of a full quarter of sales in the current quarter, compared to the period from May 13, 2022 through May 31, 2022 in the prior year quarter.
Operating Income
For the current quarter, consolidated operating income increased $37.6 million, or 134.7%, compared to the prior year quarter. Operating income for the AZZ Metal Coatings segment increased $0.2 million, or 0.4% for the current quarter, compared to the prior year quarter. The current quarter increase was due to improved sales as described above, offset by higher cost of sales and higher selling, general and administrative expenses. The increase in cost of sales of $4.3 million was primarily due to higher zinc and labor cost, partially offset by a change in classification of amortization of intangible assets of $1.8 million. In addition, selling, general and administrative expense increased due to the change in classification of certain compensation and information technology costs to the AZZ Metal Coatings segment, from the Corporate segment. Operating income for the AZZ Precoat Metals segment, which was acquired on May 13, 2022, was $37.7 million for the current quarter. The increase is primarily due to the inclusion of a full quarter of operating income in the current quarter, compared to the period from May 13, 2022 through May 31, 2022 in the prior year quarter.
Corporate Expenses
Corporate selling, general and administrative expenses decreased $6.4 million, or 26.5%, for the current quarter, compared to the prior year quarter. The decrease is primarily due to a decrease in acquisition costs of $11.5 million in the current quarter and the allocation of certain compensation and information technology costs to the segments, that were previously included in corporate expenses. Expenses also decreased due to transition services agreement fees associated with the AVAIL JV, which partially offset transition services expenses incurred by the Company. In addition, in fiscal year 2024, the Company began including amortization expense of $6.4 million related to all intangible assets in corporate expense, which partially offset the decrease in expense for the current quarter.

Interest Expense
Interest expense for the current quarter increased $21.2 million, to $28.7 million, compared to $7.5 million for the prior year quarter. The significant increase in interest expense is attributable to the additional debt that was obtained in conjunction with the Precoat Acquisition, including the Term Loan B, as well as higher rates of interest on our borrowings.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated subsidiaries of $1.4 million represents our proportionate share of earnings from our 40% investment in the AVAIL JV.
Income Taxes

The provision for income taxes from continuing operations reflects an effective tax rate of 25.3% for the three months ended May 31, 2023, compared to 25.0% for the three months ended May 31, 2022.

Income from Discontinued Operations
The results of our AZZ Infrastructure Solutions segment were classified as discontinued operations in our condensed consolidated statements of operations and excluded from continuing operations for all periods presented. The results of operations from discontinued operations for the three months ended May 31, 2022 consist of the following (in thousands):

Three Months Ended
May 31, 2022
Sales	$107,264
Cost of sales	82,861
Gross margin	24,403

Selling, general and administrative	12,402
Operating income from discontinued operations	12,001

Interest expense	1
Other (income) expense, net	825
Income from discontinued operations before income tax	11,175
Income tax expense	2,451
Net income from discontinued operations	$8,724

See Note 3 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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
Cash Flows
The following table summarizes our cash flows by category and working capital for the periods presented (in thousands):

	Three Months Ended May 31,
	2023	2022
Net cash provided by operating activities of continuing operations	$46,893	$21,675
Net cash used in investing activities of continuing operations	(17,027)	(1,304,953)
Net cash provided by (used in) financing activities of continuing operations	(29,545)	1,368,939

Net cash used in operating activities from discontinued operations	—	1,636
Net cash used in investing activities from discontinued operations	—	(1,332)
Net cash provided by financing activities from discontinued operations	—	—
Net cash provided by operating activities of continuing operations for the three-month period was $46.9 million compared to $21.7 million for the prior year three-month period. The increase in cash provided by operating activities is primarily attributable to an increase in net income from continuing operations, an increase in depreciation and amortization, and increases in working capital. Working capital changes of $5.4 million resulted from accounts receivable, inventories and prepaid expenses, partially offset by accounts payable and other accrued liabilities. Net cash used in operating activities of discontinued operations was $1.6 million for the prior year three-month period.
Net cash used in investing activities of continuing operations for the three-month period was $17.0 million compared to $1,305.0 million for the prior year three-month period. The decrease in cash used in investing activities for the current quarter was attributable to the Precoat Acquisition completed in the first quarter of fiscal 2023. Net cash used in investing activities of discontinued operations was $1.3 million for the prior year three-month period.
Net cash used in financing activities of continuing operations for the three-month period was $29.5 million compared to net cash provided by financing activities of $1,368.9 million for the prior year three-month period. The increase in cash used in financing activities during the current quarter was primarily attributable to proceeds from long-term debt in the prior year three-month period, which were used to fund the Precoat Acquisition.
Financing and Capital
2022 Credit Agreement and Term Loan B

On May 13, 2022, the Company entered into a new Credit Agreement (the "2022 Credit Agreement") by and among the Company, borrower, Citibank, N.A., as administrative and collateral agent, and the other agents and lender parties thereto the 2022 Credit Agreement. The 2022 Credit Agreement includes the following significant terms;

i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company;
i.provides for a maximum senior secured revolving credit facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 13, 2027;
i.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;
i.borrowings under the Term Loan B and the Revolving Credit Facility each bear an interest rate of Secured Overnight Financing Rate ("SOFR") plus 4.25%;

i.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions, and;
i.includes a maximum quarterly leverage ratio financial covenant with reporting requirements at each quarter-end;
The Company utilizes proceeds from the Revolving Credit Facility primarily to finance working capital needs, capital improvements, dividends, acquisitions and for general corporate purposes.
As defined in the credit agreement, quarterly prepayments will be made against the outstanding principal of the Term Loan B and are payable on the last business day of each May, August, November and February, beginning August 31, 2022, in a quarterly aggregate principal amount of $3.25 million, with the entire remaining principal amount due on May 13, 2029, the maturity date. Additional prepayments made against the Term Loan B contribute to these required quarterly payments. Due to a prepayment of $240.0 million that the Company made on the Term Loan B during fiscal year 2023 in connection with the sale of the AIS business, the quarterly mandatory principal payment requirement has been met, and the quarterly payments of $3.25 million are no longer required.
The effective interest rate for the Revolving Credit Facility and the Term Loan B was 9.07% at May 31, 2023.
The Company's credit agreement requires the Company to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 6.25 through November 2022. For each subsequent quarter, the maximum ratio decreases by 25 basis points through May 31, 2024, when the maximum Total Net Leverage Ratio reaches 4.5. The Company was required to maintain a Total Net Leverage Ratio as of May 31, 2023 of 5.5.

As of May 31, 2023, we had $1,105.3 million of floating- and fixed-rate notes outstanding with varying maturities through fiscal 2029 and we were in compliance with all of the covenants related to these outstanding borrowings. As of May 31, 2023, we had approximately $307.1 million of additional credit available for future draws or letters of credit.
The Company's debt agreements require the Company to maintain certain financial ratios. As of May 31, 2023, the Company was in compliance with all covenants or other requirements set forth in the debt agreements.
Letters of Credit
As of May 31, 2023, we had total outstanding letters of credit in the amount of $17.9 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.
Interest Rate Swap
We manage our exposure to fluctuations in interest rates using a mix of fixed and variable-rate debt. We utilize fixed-rate interest rate swap agreements to change the variable interest rate to a fixed rate on a portion of our variable-rate debt.
On September 27, 2022, the Company entered into a fixed-rate interest rate swap agreement with banks that are parties to the 2022 Credit Agreement. On October 7, 2022, the agreement was amended to change the SOFR-based component of the interest rate on a portion of our variable-rate debt to a fixed rate of 4.277%, resulting in a total fixed rate of 8.627% (the "2022 Swap"). The 2022 Swap had an initial notional amount of $550.0 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases by a pro-rata portion of any quarterly principal payments made on the Term Loan B, and the current notional amount is $545.9 million. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates, for approximately one-half of the total amount of our variable-rate debt. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2022 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2022 Swap are recognized in interest expense.
Share Repurchase Program
During the three months ended May 31, 2023 and 2022, to prioritize repayments of debt, including debt incurred to finance the Precoat Acquisition, the Company did not repurchase shares of common stock under the 2020 Share Authorization. The Company has $84.0 million that may be used to purchase shares. See Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

Other Exposures
We have exposure to commodity price increases in all three of our operating segments, primarily zinc and natural gas in the AZZ Metal Coatings segment, and natural gas, steel and aluminum in the AZZ Precoat Metals segment. We attempt to minimize these increases through fixed cost contract purchases on zinc and natural gas. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process, supply chain management, and through increases in prices where competitively feasible. We have indirect exposure to copper, aluminum, steel and nickel-based alloys in the AZZ Infrastructure Solutions segment through our 40% investment in the AVAIL JV.
Off Balance Sheet Arrangements and Contractual Obligations
As of May 31, 2023, the Company did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
As of May 31, 2023, we had outstanding letters of credit in the amount of $17.9 million. These letters of credit are issued for a number of reasons, but are most commonly issued to support collateral requirements with insurance companies.
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
There were no significant changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended February 28, 2023.

Non-GAAP Disclosures
In addition to reporting financial results in accordance with Generally Accepted Accounting Principles in the United States ("GAAP"), we provided adjusted net income and adjusted earnings per share, (collectively, the "Adjusted Earnings Measures"), which are non-GAAP measures. Management believes that the presentation of these measures provides investors with greater transparency when comparing operating results across a broad spectrum of companies, which provides a more complete understanding of our financial performance, competitive position and prospects for future capital investment and debt reduction. Management also believes that investors regularly rely on non-GAAP financial measures, such as adjusted net income and adjusted earnings per share, to assess operating performance and that such measures may highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP.
Management also provides EBITDA and Adjusted EBITDA, which are non-GAAP measures. Management defines EBITDA as earnings excluding depreciation, amortization, interest and provision for income taxes. Adjusted EBITDA is defined as earnings excluding depreciation, amortization, interest, provision for income taxes and acquisition and transaction related expenses. Management believes EBITDA and Adjusted EBITDA are used by investors to analyze operating performance and evaluate the Company's ability to incur and service debt and its capacity for making capital expenditures in the future. EBITDA and Adjusted EBITDA are also useful to investors to help assess the Company's estimated enterprise value. In addition, management believes that the adjustments shown below are useful to investors in order to allow them to compare the Company's financial results during the periods shown without the effect of each of these adjustments.
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
The following tables provide a reconciliation for the three months ended May 31, 2023 and 2022 between the various measures calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

Adjusted Net Income and Adjusted Earnings Per Share from Continuing Operations

	Three Months Ended May 31,
	2023		2022
	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)
Net income from continuing operations	$28,522		$15,353
Less: preferred stock dividends	(3,600)		—
Net income from continuing operations available to common shareholders	24,922		15,353
Impact of after-tax interest expense for convertible notes	—		547
Impact of preferred stock dividends	3,600		—
Net income and diluted earnings per share from continuing operations	$28,522	$0.98	$15,900	$0.62
Adjustments:
Acquisition and transaction-related expenditures(2)	—	—	12,614	0.49
Amortization of intangible assets	6,355	0.22	3,541	0.14
Subtotal	6,355	0.22	16,155	0.63
Tax impact(3)	(1,525)	(0.05)	(3,877)	(0.15)
Total adjustments	4,830	0.17	12,278	0.48
Adjusted net income and adjusted earnings per share from continuing operations	$33,352	$1.14	$28,178	$1.10

Weighted average shares outstanding - Diluted		29,150		25,675

(1) Earnings per share amounts included in the table above may not sum due to rounding differences.
(2) Includes Corporate expenses related to the Precoat Metals acquisition and the divestiture of AZZ Infrastructure Solutions business into the AVAIL JV.
(3) The non-GAAP effective tax rate for each of the periods presented is estimated at 24.0%.

Adjusted EBITDA from Continuing Operations

	Three Months Ended May 31,
	2023	2022
Net income from continuing operations	$28,522	$15,353
Interest expense	28,706	7,472
Income tax expense	9,650	5,111
Depreciation and amortization	18,523	11,973
Acquisition and transaction-related expenditures	—	12,614
Adjusted EBITDA from continuing operations	$85,401	$52,523

EBITDA by Segment

	Three Months Ended May 31,
	2023	2022
Metal Coatings
Operating income	$45,470	$45,270
Other income (expense)	(24)	10
Depreciation and amortization expense	6,416	8,389
EBITDA	$51,862	$53,669

Precoat Metals
Operating income	$37,691	$6,648
Depreciation and amortization expense	5,465	3,181
EBITDA	$43,156	$9,829

Infrastructure Solutions
Operating loss	$(22)	$—
Equity in earnings of unconsolidated subsidiaries	1,420	—
EBITDA	$1,398	$—

Corporate
Operating loss	$(17,643)	$(24,009)

Consolidated operating income	$65,496	$27,909

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk disclosures during the three months ended May 31, 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended February 28, 2023.
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

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A. in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2023.

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
The Company did not purchase any shares of common stock under the 2020 Share Authorization during the three months ended May 31, 2023. The Company has $84.0 million that may be used to repurchase outstanding shares of common stock.

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

AZZ Inc. (Registrant)

Date:	July 7, 2023	By:	/s/ Philip A. Schlom
Philip A. Schlom Chief Financial Officer