Form 10-Q
period 2023-08-31
AZZ INC
filed 2023-10-10
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of September 30, 2023, the registrant had outstanding 25,076,871 shares of common stock; $1.00 par value per share.

PART I. FINANCIAL INFORMATION
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	August 31, 2023	February 28, 2023
Assets
Current assets:
Cash and cash equivalents	$2,108	$2,820
Accounts receivable, net of allowance for credit losses of $2,137 and $5,752 at August 31, 2023 and February 28, 2023, respectively	183,951	183,412
Inventories:
Raw material	130,230	138,227
Work-in-process	2,186	1,558
Finished goods	4,061	4,135
Contract assets	76,799	79,273
Prepaid expenses and other	10,534	7,991
Total current assets	409,869	417,416
Property, plant and equipment, net	516,499	498,503
Right-of-use assets	24,273	26,392
Goodwill	705,531	702,512
Deferred tax assets	5,820	12,467
Intangibles and other assets, net	467,034	479,429
Investment in joint venture	85,535	84,760
Total assets	$2,214,561	$2,221,479
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$127,408	$109,861
Income tax payable	46	272
Accrued salaries and wages	21,307	26,262
Other accrued liabilities	50,984	44,442
Lease liability, short-term	6,572	6,403
Total current liabilities	206,317	187,240
Long-term debt, net	1,002,364	1,058,120
Lease liability, long-term	18,434	20,704
Deferred tax liabilities	31,417	40,536
Other long-term liabilities	57,952	61,419
Total liabilities	1,316,484	1,368,019
Commitments and contingencies (Note 16)
Shareholders’ equity:
Series A Convertible Preferred Stock, $1 par, shares authorized 240; 240 and 240 shares issued and outstanding at August 31, 2023 and February 28, 2023, respectively	240	240
Common Stock, $1 par value; 100,000 shares authorized; 25,077 and 24,912 shares issued and outstanding at August 31, 2023 and February 28, 2023, respectively	25,077	24,912
Capital in excess of par value	331,366	326,839
Retained earnings	547,208	506,042
Accumulated other comprehensive loss	(5,814)	(4,573)
Total shareholders’ equity	898,077	853,460
Total liabilities and shareholders' equity	$2,214,561	$2,221,479

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Sales	$398,542	$406,710	$789,415	$613,844
Cost of sales	301,296	305,155	595,150	452,236
Gross margin	97,246	101,555	194,265	161,608

Selling, general and administrative	36,239	37,414	67,762	69,558
Operating income	61,007	64,141	126,503	92,050

Interest expense	27,770	28,144	56,476	35,615
Equity in (earnings) of unconsolidated subsidiaries	(974)	—	(2,394)	—
Other (income) expense, net	(88)	55	(50)	28
Income from continuing operations before income taxes	34,299	35,942	72,471	56,407
Income tax expense	5,967	10,822	15,617	15,922
Net income from continuing operations	28,332	25,120	56,854	40,485
Income from discontinued operations, net of tax	—	6,737	—	15,449
Loss on disposal of discontinued operations, net of tax	—	(89,427)	—	(89,427)
Net loss from discontinued operations	—	(82,690)	—	(73,978)
Net income (loss)	28,332	(57,570)	56,854	(33,493)
Dividends on preferred stock	(3,600)	(1,040)	(7,200)	(1,040)
Net income (loss) available to common shareholders	$24,732	$(58,610)	$49,654	$(34,533)
Basic earnings (loss) per share
Earnings per common share from continuing operations	$0.99	$0.97	$1.99	$1.59
Loss per common share from discontinued operations	$—	$(3.33)	$—	$(2.99)
Earnings (loss) per common share	$0.99	$(2.36)	$1.99	$(1.39)
Diluted earnings (loss) per share
Earnings per common share from continuing operations	$0.97	$0.93	$1.95	$1.57
Loss per common share from discontinued operations	$—	$(2.85)	$—	$(2.70)
Earnings (loss) per common share	$0.97	$(1.91)	$1.95	$(1.13)

Weighted average shares outstanding - Basic	25,054	24,836	24,997	24,772
Weighted average shares outstanding - Diluted	29,210	29,059	29,196	27,428

Cash dividends declared per common share	$0.17	$0.17	$0.34	$0.34
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022

Net income (loss) available to common shareholders	$24,732	$(58,610)	$49,654	$(34,533)
Other comprehensive income (loss):
Unrealized translation loss	(2,867)	(3,370)	(1,736)	(2,746)
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized gain (loss) on interest rate swap, net of tax(1)	5,531	—	1,982	—
Amounts reclassified from accumulated other comprehensive income to earnings, net of tax(2)	(938)	—	(1,487)	—
Other comprehensive income (loss)	1,726	(3,370)	(1,241)	(2,746)
Comprehensive income (loss)	$26,458	$(61,980)	$48,413	$(37,279)

(1) Net of tax expense of $2,009 and $720 for the three and six months ended August 31, 2023, respectively.
(2) Net of tax benefit of $(341) and $(540) for the three and six months ended August 31, 2023, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended August 31,
	2023	2022
Cash flows from operating activities
Net income (loss) available to common shareholders	$49,654	$(34,533)
Less: Net loss from discontinued operations	—	73,978
Plus: Dividends on preferred stock	7,200	1,040
Net income from continuing operations	56,854	40,485
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Bad debt expense	79	(1)
Depreciation and amortization	38,677	33,875
Deferred income taxes	(2,656)	(21,823)
Equity in earnings of unconsolidated entities	(2,394)	—
Impairment of long-lived assets	—	135
Net (gain) on sale of property, plant and equipment	(13)	(2,742)
Amortization of debt financing costs	6,062	4,661
Share-based compensation expense	4,019	4,770
Changes in current assets and current liabilities	21,384	(12,679)
Changes in other long-term assets and long-term liabilities	(3,672)	(4,670)
Net cash provided by operating activities of continuing operations	118,340	42,011
Cash flows from investing activities
Purchase of property, plant and equipment	(42,726)	(18,696)
Acquisition of subsidiaries, net of cash acquired	—	(1,298,513)
Other investing activities	20	4,089
Net cash used in investing activities of continuing operations	(42,706)	(1,313,120)
Cash flows from financing activities
Proceeds from issuance of common stock	1,464	1,767
Payments for taxes related to net share settlement of equity awards	(791)	(2,306)
Proceeds from revolving loan	142,000	175,000
Payments on revolving loan	(202,000)	(225,000)
Proceeds from long term debt	—	1,540,000
Payments of debt financing costs	(1,203)	(82,697)
Payments on long term debt and finance leases	(162)	(153,250)
Payments of dividends	(15,687)	(8,418)
Net cash provided by (used in) financing activities of continuing operations	(76,379)	1,245,096
Effect of exchange rate changes on cash	33	2,501

Net cash provided by operating activities from discontinued operations	—	25,098
Net cash used in investing activities from discontinued operations	—	(2,328)
Net cash provided by discontinued operations	—	22,770
Net decrease in cash and cash equivalents	(712)	(742)
Cash and cash equivalents at beginning of period	2,820	15,082
Cash and cash equivalents at end of period	$2,108	$14,340
Less: Cash and cash equivalents from discontinued operations at end of period	—	(3,000)
Cash and cash equivalents from continuing operations at end of period	$2,108	$11,340

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended August 31, 2023
	Series A Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at May 31, 2023	240	$240	25,013	$25,013	$326,931	$526,729	$(7,540)	$871,373
Share-based compensation	—	—	—	—	2,115	—	—	2,115
Common stock issued under stock-based plans and related income tax expense	—	—	22	22	898	—	—	920
Common stock issued under employee stock purchase plan	—	—	42	42	1,422	—	—	1,464
Dividends on preferred stock	—	—	—	—	—	(3,600)	—	(3,600)
Dividends paid on common shares	—	—	—	—	—	(4,253)	—	(4,253)
Net income	—	—	—	—	—	28,332	—	28,332
Foreign currency translation	—	—	—	—	—	—	(2,867)	(2,867)
Interest rate swap	—	—	—	—	—	—	4,593	4,593
Balance at August 31, 2023	240	$240	25,077	$25,077	$331,366	$547,208	$(5,814)	$898,077

	Six Months Ended August 31, 2023
	Series A Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at February 28, 2023	240	$240	24,912	$24,912	$326,839	$506,042	$(4,573)	$853,460
Share-based compensation	—	—	—	—	4,019	—	—	4,019
Common stock issued under stock-based plans and related income tax expense	—	—	123	123	(914)	—	—	(791)
Common stock issued under employee stock purchase plan	—	—	42	42	1,422	—	—	1,464
Dividends on preferred stock	—	—	—	—	—	(7,200)	—	(7,200)
Dividends paid on common shares	—	—	—	—	—	(8,488)	—	(8,488)
Net income	—	—	—	—	—	56,854	—	56,854
Foreign currency translation	—	—	—	—	—	—	(1,736)	(1,736)
Interest rate swap	—	—	—	—	—	—	495	495
Balance at August 31, 2023	240	$240	25,077	$25,077	$331,366	$547,208	$(5,814)	$898,077

	Three Months Ended August 31, 2022
	Series A Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount	Shares	Amount
Balance at May 31, 2022	—	$—	24,788	$24,788	$85,432	$604,039	$(26,700)	$687,559
Share-based compensation	—	—	—	—	2,772	—	—	2,772
Issuance of Class A convertible preferred stock in exchange for convertible debt	240	240	—	—	233,482	—	—	233,722
Common stock issued under stock-based plans and related income tax expense	—	—	22	22	(14)	—	—	8
Common stock issued under employee stock purchase plan	—	—	52	52	1,714	—	—	1,766
Dividends on preferred stock	—	—	—	—	—	(1,040)	—	(1,040)
Dividends paid on common shares	—	—	—	—	—	(4,226)	—	(4,226)
Net loss	—	—	—	—	—	(57,570)	—	(57,570)
Foreign currency translation	—	—	—	—	—	—	(3,370)	(3,370)
Balance at August 31, 2022	240	$240	24,862	$24,862	$323,386	$541,203	$(30,070)	$859,621

	Six Months Ended August 31, 2022
	Series A Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at February 28, 2022	—	$—	24,688	$24,688	$85,847	$584,154	$(27,324)	$667,365
Share-based compensation	—	—	—	—	4,770	—	—	4,770
Issuance of Class A convertible preferred stock in exchange for convertible debt	240	240	—	—	233,482	—	—	233,722
Common stock issued under stock-based plans and related income tax expense	—	—	122	122	(2,428)	—	—	(2,306)
Common stock issued under employee stock purchase plan	—	—	52	52	1,715	—	—	1,767
Dividends on preferred stock	—	—	—	—	—	(1,040)	—	(1,040)
Dividends paid on common shares	—	—	—	—	—	(8,418)	—	(8,418)
Net loss	—	—	—	—	—	(33,493)	—	(33,493)
Foreign currency translation	—	—	—	—	—	—	(2,746)	(2,746)
Balance at August 31, 2022	240	$240	24,862	$24,862	$323,386	$541,203	$(30,070)	$859,621
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation
AZZ Inc. ("AZZ", the "Company", "our" or "we") was established in 1956 and incorporated under the laws of the state of Texas. We are a provider of hot-dip galvanizing and coil coating solutions to a broad range of end-markets in North America. We have three distinct operating segments: the AZZ Metal Coatings segment, the AZZ Precoat Metals segment, and the AZZ Infrastructure Solutions segment. The Company's AZZ Metal Coatings segment is a leading provider of metal finishing solutions for corrosion protection, including hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating to the North American steel fabrication and other industries. The AZZ Precoat Metals segment provides aesthetic and corrosion protective coatings and related value-added services for steel and aluminum coil, primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation and other end markets in North America. The AZZ Infrastructure Solutions segment consists of the Company's 40% interest in AIS Investment Holdings LLC (the "AVAIL JV"). AIS Investment Holdings LLC is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in markets worldwide. AIS Investment Holdings LLC was wholly-owned by the Company until September 30, 2022, when AZZ contributed its' AZZ Infrastructure Solutions segment, excluding AZZ Crowley Tubing and excluding certain receivables retained by AZZ ("AIS"), to the AVAIL JV and sold a 60% interest in the AVAIL JV to Fernweh Group LLC ("Fernweh"). For the three and six months ended August 31, 2022, financial data for the AZZ Infrastructure Solutions segment is segregated and reported as discontinued operations.
Presentation
The accompanying condensed consolidated balance sheet as of February 28, 2023 was derived from audited financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2023, included in the Company’s Annual Report on Form 10-K covering such period.  Certain previously reported amounts have been reclassified to conform to current period presentation. See Note 3 for more information about results of operations reported in discontinued operations in the consolidated statement of operations and statement of cash flows for the three and six months ended August 31, 2022.
The Company's fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ending February 29, 2024 is referred to as fiscal 2024.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of August 31, 2023, the results of its operations for the three and six months ended August 31, 2023 and 2022, and cash flows for the six months ended August 31, 2023 and 2022. The interim results reported herein are not necessarily indicative of results for a full year.
2. Acquisitions
Precoat Acquisition
On May 13, 2022, the Company acquired Precoat Metals for a purchase price of approximately $1.3 billion (the "Precoat Acquisition"). Precoat is the leading independent provider of metal coil coating solutions in North America. The acquisition represented a continued transition of the Company to a focused provider of coating and galvanizing services for critical applications. The Company completed the final purchase accounting valuation during the first quarter of fiscal year 2024.
The Company accounted for the Precoat Acquisition as a business combination under the acquisition method of accounting. Goodwill from the acquisition of $527.8 million represents the excess purchase price over the estimated value of net tangible and intangible assets and liabilities assumed, and is expected to be deductible for income tax purposes. The Company's chief operating decision maker assesses performance and allocates resources to Precoat separately from the AZZ Metal Coatings segment; therefore, Precoat is accounted for as a separate segment, the AZZ Precoat Metals segment. See Note 7 for more information about the Company's operating segments. Goodwill from the acquisition was allocated to the AZZ

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Precoat Metals segment. Assets acquired and liabilities assumed in the Precoat Acquisition were recorded at their estimated fair values as of the acquisition date. See Note 16 for additional information regarding certain environmental liabilities assumed as part of the Precoat Acquisition.
When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in determination of fair value of property and equipment, intangible assets, pension benefit obligation and certain other assets and liabilities. Management believes that the current information provides a reasonable basis for the fair values of assets acquired and liabilities assumed. During the first quarter of fiscal 2024, the Company made purchase price allocation adjustments that impacted goodwill, contract assets and accrued expenses.
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
Intangible assets include customer relationships, tradenames and technology. Other long-term liabilities include the Company's pension obligation and certain environmental liabilities. See Notes 15 and 16 for more information about these long-term liabilities.
Unaudited Pro Forma Information

The following unaudited pro forma financial information for the three and six months ended August 31, 2023 and 2022 combines the historical results of the Company and the acquisition of Precoat Metals, assuming that the companies were combined as of March 1, 2022. The pro forma financial information includes business combination accounting effects from the Precoat Acquisition, including amortization expense from acquired intangible assets, depreciation expense from acquired property, plant and equipment, interest expense from financing transactions which occurred to fund the Precoat Acquisition, acquisition-related transaction costs and tax-related effects. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Precoat Metals had taken place on March 1, 2022 or of future operating performance.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Revenue	$398,542	$406,710	789,415	806,864
Net income from continuing operations(1)	$28,332	$25,120	56,854	25,015

(1) Net income for the six months ended August 31, 2022 includes acquisition costs of approximately $45.0 million, of which $11.5 million was incurred by AZZ and $33.5 million was incurred by Precoat Metals prior to the acquisition.

3. Discontinued Operations
On September 30, 2022, AZZ contributed its AZZ Infrastructure Solutions ("AIS") segment, excluding AZZ Crowley Tubing, to a joint venture, AIS Investment Holdings LLC (the "AVAIL JV") and sold a 60% interest in the AVAIL JV to Fernweh Group LLC ("Fernweh"). On September 30, 2022, the AVAIL JV was deconsolidated. Beginning October 1, 2022, the Company began accounting for its 40% interest in the AVAIL JV under the equity method of accounting. The AVAIL JV is included in the AZZ Infrastructure Solutions segment.
The divestiture of the AZZ Infrastructure Solutions segment represents an intentional strategic shift in our operations and will allow the Company to become a focused provider of coating and galvanizing solutions for critical applications. As a result, the results of the AIS segment were classified as discontinued operations in our condensed statements of operations and excluded from both continuing operations and segment results for the three and six months ended August 31, 2022.
As part of recognizing the business as held for sale in accordance with GAAP, the Company was required to measure AIS at the lower of its carrying amount or fair value less cost to sell. As a result of this analysis, during fiscal 2023, the Company recognized an estimated non-cash, pre-tax loss on disposal of $159.9 million, of which $114.9 million was recognized during the three months ended August 31, 2022, and $27.8 million was recognized during the third quarter of fiscal 2023. The loss is included in "Loss on disposal of discontinued operations" in the consolidated statements of operations. The loss was determined by comparing the fair value of the consideration received for the sale of a 60% interest in the AIS JV and the fair value of the Company’s retained 40% investment in the AIS JV with the net assets of the AIS JV immediately prior to the transaction. The fair value of the Company’s retained investment in the AIS JV was determined in a manner consistent with the transaction price received for the sale of the 60% interest in the AIS JV.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The results of operations from discontinued operations for the three and six months ended August 31, 2022, have been reflected as discontinued operations in the consolidated statements of operations and consist of the following (in thousands):

	Three Months Ended	Six Months Ended
	August 31, 2022	August 31, 2022
Sales	$106,660	$213,924
Cost of sales	84,826	167,686
Gross margin	21,834	46,238

Selling, general and administrative	9,710	22,114
Loss on disposal of discontinued operations	114,900	114,900
Operating loss from discontinued operations	(102,776)	(90,776)

Interest expense	5	6
Other (income) expense, net	3,443	4,268
Loss from discontinued operations before income tax	(106,224)	(95,050)
Income tax benefit	(23,534)	(21,072)
Net loss from discontinued operations	$(82,690)	$(73,978)
Loss per common share from discontinued operations:
Basic loss per share	$(3.33)	$(2.99)
Diluted loss per share	$(2.85)	$(2.70)
The depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the discontinued operations consist of the following (in thousands):

Six Months Ended August 31, 2022
Depreciation and amortization	$6,248
Purchase of property, plant and equipment	2,878
Loss on discontinued operations	(114,900)

4. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Numerator:
Net income from continuing operations	$28,332	$25,120	$56,854	$40,485
Dividends on preferred stock	(3,600)	(1,040)	(7,200)	(1,040)
Numerator for basic earnings per share continuing operations	$24,732	$24,080	$49,654	$39,445
After-tax interest expense for Convertible Notes	—	2,006	—	2,554
Dividends on preferred stock	3,600	1,040	7,200	1,040
Numerator for diluted earnings per share continuing operations	$28,332	$27,126	$56,854	$43,039

Net loss from discontinued operations	$—	$(82,690)	$—	$(73,978)

Net income (loss) available to common shareholders	$24,732	$(58,610)	$49,654	$(34,533)
After-tax interest expense for Convertible Notes	—	2,006	—	2,554
Dividends on preferred stock	3,600	1,040	7,200	1,040
Numerator for diluted earnings per share—net income (loss) available to common shareholders	$28,332	$(55,564)	$56,854	$(30,939)

Denominator:
Weighted average shares outstanding for basic earnings per share	25,054	24,836	24,997	24,772
Effect of dilutive securities:
Employee and director stock awards	39	106	82	172
Convertible Notes	—	2,953	—	1,902
Series A Convertible Preferred Stock	4,117	1,164	4,117	582
Denominator for diluted earnings per share	29,210	29,059	29,196	27,428

Basic earnings (loss) per share
Earnings per common share from continuing operations	$0.99	$0.97	$1.99	$1.59
Loss per common share from discontinued operations	$—	$(3.33)	$—	$(2.99)
Earnings (loss) per common share	$0.99	$(2.36)	$1.99	$(1.39)
Diluted earnings (loss) per share
Earnings per common share from continuing operations	$0.97	$0.93	$1.95	$1.57
Loss per common share from discontinued operations	$—	$(2.85)	$—	$(2.70)
Earnings (loss) per common share	$0.97	$(1.91)	$1.95	$(1.13)
For the three months ended August 31, 2023 and 2022, approximately 126,882 and 102,616 shares related to employee equity awards, respectively, were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive. For the six months ended August 31, 2023 and 2022, 125,793 and 57,025 shares, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Sales
Disaggregated Sales
The following table presents disaggregated sales, for continuing operations, by customer industry (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Sales:
Construction	$216,807	$220,657	$422,337	$289,882
Industrial	42,245	41,214	82,889	79,182
Consumer	34,673	38,340	70,258	45,421
Transportation	35,869	36,825	72,626	69,097
Electrical/Utility	25,905	24,172	51,312	46,452
Other (1)	43,043	45,502	89,993	83,810
Total Sales	$398,542	$406,710	$789,415	$613,844

(1) Other includes less significant markets, such as agriculture, recreation, petro-chem, AZZ Tubular products and sales from recycling.
See also Note 7 for sales information by operating segment.
Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets (unbilled receivables), and contract liabilities (customer advances and deposits) on the consolidated balance sheets. Our contract assets and contract liabilities are primarily related to the Company’s Precoat Metals segment. Customer billing can occur subsequent to revenue recognition, resulting in contract assets. In addition, the Company can receive advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.
As of August 31, 2023 and February 28, 2023, the balance for contract assets was $76.8 million and $79.3 million, respectively, primarily related to the AZZ Precoat Metals segment. Contract liabilities of $1.1 million and $1.3 million as of August 31, 2023 and February 28, 2023, respectively, are included in "Other accrued liabilities" in the consolidated balance sheets.

6. Supplemental Cash Flow Information

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Six Months Ended August 31,
	2023	2022
Decrease (increase) in current assets:
Accounts receivable, net	$(610)	$(35,813)
Inventories	7,460	(16,081)
Contract assets	57	(7,751)
Prepaid expenses and other	(2,544)	(9,238)
Increase (decrease) in current liabilities:
Accounts payable	15,036	32,842
Income taxes payable	(226)	7,388
Accrued expenses	2,211	15,974
Changes in current assets and current liabilities	$21,384	$(12,679)

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flows related to interest and income taxes were as follows (in thousands):

	Six Months Ended August 31,
	2023	2022
Cash paid for interest	$51,539	$23,888
Cash paid for income taxes	12,930	10,065

Supplemental disclosures of non-cash investing and financing activities were as follows (in thousands):

	Six Months Ended August 31,
	2023	2022
Issuance of preferred stock in exchange for convertible notes	$—	$233,722
Accrued dividends on preferred stock	2,400	1,040
Accruals for capital expenditures	5,579	—

7. Operating Segments
Segment Information
The Company’s Chief Executive Officer, who is the chief operating decision maker ("CODM"), reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Sales and operating income are the primary measures used by the CODM to evaluate segment operating performance and to allocate resources to the AZZ Metal Coatings and the AZZ Precoat Metals segments, and net income is the primary measure used by the CODM to evaluate performance and allocate resources to the AZZ Infrastructure Solutions segment. Expenses related to certain centralized administration or executive functions that are not specifically related to an operating segment are included in Corporate. As presented in Note 3, the AVAIL JV operating results for the period prior to deconsolidation are included within discontinued operations, with the exception of AZZ Crowley Tubing, which was retained by the Company and merged into the AZZ Metal Coatings segment. See Note 3 for the results of operations related to the AZZ Infrastructure Solutions segment.
A summary of each of the Company's operating segments is as follows:
AZZ Metal Coatings — provides hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries through facilities located throughout the United States and Canada. Hot-dip galvanizing is a metallurgical manufacturing process in which molten zinc reacts to steel. The zinc alloying provides corrosion protection and extends the life-cycle of fabricated steel for several decades.
AZZ Precoat Metals — engages in the advanced application of protective and decorative coatings and related value-added manufacturing for steel and aluminum coil primarily serving the construction; appliance; heating, ventilation and air conditioning (HVAC); container; transportation and other end markets.
AZZ Infrastructure Solutions — consists of the equity in earnings of the Company's 40% investment in the AVAIL JV, as well as other expenses directly related to AIS receivables that were retained following the divestiture of the AIS business. The AVAIL JV provides specialized products and services designed to support primarily industrial and electrical applications. The product offerings include custom switchgear, electrical enclosures, medium- and high-voltage bus ducts, explosion proof and hazardous duty lighting products. The AZZ Infrastructure Solutions segment also focuses on life-cycle extension for the power generation, refining and industrial infrastructure, through providing automated weld overlay solutions for corrosion and erosion mitigation.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income from continuing operations by segment for the three and six months ended August 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended August 31, 2023
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)(3)	Total
Sales	$169,837	$228,705	$—	$—	$398,542
Cost of sales	119,471	181,825	—	—	301,296
Gross margin	50,366	46,880	—	—	97,246

Selling, general and administrative	5,285	7,874	5,932	17,148	36,239
Operating income (loss) from continuing operations	$45,081	$39,006	(5,932)	(17,148)	61,007

Interest expense			—	27,770	27,770
Equity in earnings of unconsolidated subsidiaries			(974)	—	(974)
Other (income) expense			—	(88)	(88)
Income (loss) from continuing operations before income tax			$(4,958)	(44,830)	34,299
Income tax expense				5,967	5,967
Net income (loss) from continuing operations				$(50,797)	$28,332

	Six Months Ended August 31, 2023
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)(3)	Total
Sales	$338,631	$450,784	$—	$—	$789,415
Cost of sales	237,328	357,822	—	—	595,150
Gross margin	101,303	92,962	—	—	194,265

Selling, general and administrative	10,751	16,266	5,954	34,791	67,762
Operating income (loss) from continuing operations	$90,552	$76,696	(5,954)	(34,791)	126,503

Interest expense			—	56,476	56,476
Equity in earnings of unconsolidated subsidiaries			(2,394)	—	(2,394)
Other (income) expense			—	(50)	(50)
Income (loss) from continuing operations before income tax			$(3,560)	(91,217)	72,471
Income tax expense				15,617	15,617
Net income (loss) from continuing operations				$(106,834)	$56,854

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended August 31, 2022
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)(3)	Total
Sales	$165,849	$240,861	$—	$—	$406,710
Cost of sales	116,437	188,718	—	—	305,155
Gross margin	49,412	52,143	—	—	101,555

Selling, general and administrative	4,416	15,930	—	17,068	37,414
Operating income (loss) from continuing operations	$44,996	$36,213	—	(17,068)	64,141

Interest expense			—	28,144	28,144
Other (income) expense			—	55	55
Income (loss) from continuing operations before income tax			$—	(45,267)	35,942
Income tax expense				10,822	10,822
Net income (loss) from continuing operations				$(56,089)	$25,120

	Six Months Ended August 31, 2022
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)(3)	Total
Sales	$329,293	$284,551	$—	$—	$613,844
Cost of sales	230,018	222,218	—	—	452,236
Gross margin	99,275	62,333	—	—	161,608

Selling, general and administrative	9,009	19,472	—	41,077	69,558
Operating income (loss) from continuing operations	$90,266	$42,861	—	(41,077)	92,050

Interest expense			—	35,615	35,615
Other (income) expense			—	28	28
Income (loss) from continuing operations before income tax			$—	(76,720)	56,407
Income tax expense				15,922	15,922
Net income (loss) from continuing operations				$(92,642)	$40,485

(1) Infrastructure Solutions segment includes the Company’s equity in (earnings) loss from its investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained by the Company following the sale of the AIS business. See Note 16 for a description of a legal settlement recognized during the three months ended August 31, 2023 related to AIS business.

(2) Interest expense, Other (income) expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(3) For fiscal year 2024, amortization expense for acquired intangible assets is included in Corporate expenses in "Selling, general and administrative" expense as these expenses are not allocated to the segments.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset balances by operating segment for each period were as follows (in thousands):

	As of
	August 31, 2023	February 28, 2023
Assets:
Metal Coatings	$575,330	$588,337
Precoat Metals	1,504,940	1,488,810
Infrastructure Solutions - Investment in Joint Venture	85,535	84,760
Corporate	48,756	59,572
Total assets	$2,214,561	$2,221,479

Financial Information About Geographical Areas
Financial information about geographical areas for the periods presented was as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Sales:
United States	$388,538	$393,835	$769,860	$588,195
Canada	10,004	12,875	19,555	25,649
Total	$398,542	$406,710	$789,415	$613,844

	As of
	August 31, 2023	February 28, 2023
Property, plant and equipment, net:
United States	$496,972	$478,722
Canada	19,527	19,781
Total	$516,499	$498,503

8. Investments in Unconsolidated Entity
AVAIL JV
Following the sale of its 60% controlling interest in the AVAIL JV to Fernweh, AIS was deconsolidated and the Company began accounting for its 40% interest in the AVAIL JV under the equity method of accounting. The AVAIL JV is included in the AZZ Infrastructure Solutions segment. We record our equity in earnings in the AVAIL JV on a one-month lag to allow sufficient time to review and assess the joint venture’s effect on our reported results. As of August 31, 2023, our investment in the AVAIL JV is $85.5 million. We recorded $2.4 million of equity in earnings during the six months ended August 31, 2023. The reported results as of August 31, 2023 reflects the effects of the business combination accounting as though such values were recorded at the time the transaction closed.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Balance Sheet
As of
August 31, 2023(1)
Current assets	$248,243
Long-term assets	177,829
Total assets	$426,072
Current liabilities	89,726
Long-term liabilities	135,694
Total liabilities	$225,420
Total partners' capital	200,652
Total liabilities and partners' capital	$426,072

Summarized Operating Data
	Three Months Ended August 31, 2023(1)	Six Months Ended August 31, 2023(1)
Sales	$104,863	$219,337
Gross profit	24,577	50,899
Net income	2,886	8,701

(1) The Company reports on a one-month lag basis; therefore, amounts in the summarized financials above are as of and for the three and six months ended July 31, 2023. Amounts in the table above exclude certain adjustments made by the Company to record equity in earnings of the AVAIL JV, primarily related to goodwill amortization.

9. Derivative Instruments
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
We manage our exposure to fluctuations in interest rates using a mix of fixed and variable-rate debt. We utilize fixed-rate interest rate swap agreements to change the variable interest rate to a fixed rate on a portion of our variable-rate debt. On September 27, 2022, the Company entered into a fixed-rate interest rate swap agreement with banks that are parties to the 2022 Credit Agreement. On October 7, 2022, the agreement was amended to change the SOFR-based component of the interest rate on a portion of our variable-rate debt to a fixed rate of 4.277%, resulting in a total fixed rate of 8.627% (the "2022 Swap"). On August 17, 2023, the Company repriced its Term Loan B, to which the 2022 Swap is related, to reduce the interest rate to SOFR + 3.75%. Following the repricing, the 2022 Swap has a total fixed rate of 8.027%. The 2022 Swap had an initial notional amount of $550.0 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases by a pro-rata portion of any quarterly principal payments made on the Term Loan B, and the current notional amount is $544.5 million. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates, for approximately one-half of the total amount of our variable-rate debt. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2022 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2022 Swap are recognized in interest expense.
At August 31, 2023, changes in fair value attributable to the effective portion of the 2022 Swap were included on the condensed consolidated balance sheets in accumulated other comprehensive income. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on our condensed consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value, to the extent effective, recognized in accumulated other comprehensive income until reclassified into earnings when the interest expense on the underlying debt is reflected in earnings. The portion of a cash flow hedge that does not offset the change in the fair value of the transaction being hedged, which is commonly referred to as

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the ineffective portion, is immediately recognized in earnings. During the six months ended August 31, 2023, we reclassified $2.0 million from other comprehensive income to earnings.
10. Debt
The Company’s long-term debt instruments and balances outstanding for each of the periods presented (in thousands):

	As of
	August 31, 2023	February 28, 2023
Revolving Credit Facility	$35,000	$95,000
Term Loan B	1,030,250	1,030,250
Total debt, gross	$1,065,250	$1,125,250
Unamortized debt issuance costs	(62,886)	(67,130)
Long-term debt, net	$1,002,364	$1,058,120
2022 Credit Agreement and Term Loan B

The Company has a credit agreement with a syndicate of financial institutions as lenders that was entered into on May 13, 2022 (the "2022 Credit Agreement"). On August 17, 2023, the Company repriced the $1.0 billion Term Loan B, which was outstanding under the 2022 Credit Agreement as of August 31, 2023. The repricing reduced the interest rate margin by 50 basis points to an interest rate of Secured Overnight Financing Rate ("SOFR") plus 3.75% and removed the Credit Spread Adjustment, as defined in the 2022 Credit Agreement, of 10 basis points.
The 2022 Credit Agreement includes the following significant terms:

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
iv.borrowings under the Term Loan B bear an interest rate of SOFR plus 3.75% (following the repricing on August 17, 2023 as noted above) and the Revolving Credit Facility bears an interest rate of SOFR plus 4.25%;
v.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions, and;
vi.includes a maximum quarterly leverage ratio financial covenant, with reporting requirements to our banking group at each quarter-end;
The Company utilizes proceeds from the Revolving Credit Facility primarily to finance working capital needs, capital improvements, dividends, acquisitions and for general corporate purposes.
As defined in the credit agreement, quarterly prepayments were due against the outstanding principal of the Term Loan B and were payable on the last business day of each May, August, November and February, beginning August 31, 2022, in a quarterly aggregate principal amount of $3.25 million, with the entire remaining principal amount due on May 13, 2029, the maturity date. Additional prepayments made against the Term Loan B contribute to these required quarterly payments. Due to a prepayment of $240.0 million that the Company made on the Term Loan B during fiscal year 2023 in connection with the sale of the AIS business, the quarterly mandatory principal payment requirement has been met, and the quarterly payments of $3.25 million are no longer required.
The weighted average interest rate for the Company's outstanding debt, including the Revolving Credit Facility and the Term Loan B, was 8.56% at August 31, 2023.
The Company's credit agreement required the Company to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 6.25 through November 2022. For each subsequent quarter, the maximum ratio decreased by 25 basis points through May 31, 2024, when the maximum Total Net Leverage Ratio reaches 4.5. As of August 31, 2023, the Company was required to maintain a Total Net Leverage Ratio no greater than 5.25. As of August 31, 2023, we were in compliance with all covenants or other requirements set forth in the debt agreements.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of August 31, 2023, we had $1.07 billion of floating- and fixed-rate debt outstanding on the Revolving Credit Facility and the Term Loan B, with varying maturities through fiscal 2029. As of August 31, 2023, we are in compliance with each of the covenants related to these outstanding borrowings. Additionally, as of August 31, 2023, we had approximately $347.1 million of additional credit available for future draws or letters of credit.
Letters of Credit
As of August 31, 2023, we had total outstanding letters of credit in the amount of $17.9 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.
11. Fair Value Measurements
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
The carrying amount of the Company's financial instruments (cash equivalents, accounts receivable, accounts payable and accrued liabilities) approximates the fair value of these instruments based upon their short-term nature.
Interest Rate Swap Agreement
The Company’s derivative instrument consists of an interest rate swap contract, which is a Level 2 of the fair value hierarchy and included in "Intangibles and other assets, net" in the condensed consolidated balance sheet as of August 31, 2023. See Note 9 for more information.
The Company’s financial instrument that is measured at fair value on a recurring basis as of August 31, 2023 and February 28, 2023 is as follows (dollars in thousands):

	Carrying Value				Carrying Value
	August 31,	Fair Value Measurements Using			February 28,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3	2023	Level 1	Level 2	Level 3
Assets (Liabilities):
Interest Rate Swap Agreement	$4,447	$—	$4,447	$—	$3,925	$—	$3,925	$—
Total Assets	$4,447				$3,925
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
Long-Term Debt
The fair value of the Company’s Term Loan B is based on quoted market prices in active markets and is included in the Level 1 fair value hierarchy. The fair value of the Company’s revolving credit facility is estimated based on market values

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for debt issues with similar characteristics or rates currently available for debt with similar terms and is included in the Level 2 fair value hierarchy. The principal amount of our outstanding debt was $1.07 billion and $1.13 billion at August 31, 2023 and February 28, 2023, respectively. The estimated fair value of our outstanding debt was $1.07 billion and $1.13 billion at August 31, 2023 and February 28, 2023, respectively.

12. Leases
The Company is a lessee under various leases for facilities and equipment. As of August 31, 2023, the Company was the lessee for 156 operating leases and 24 finance leases with terms of 12 months or more. Many of the operating leases either have renewal options of between one and five years or convert to month-to-month agreements at the end of the specified lease term.
The Company’s operating leases are primarily for (i) operating facilities, (ii) vehicles and equipment used in operations, (iii) facilities used for back-office functions and (iv) equipment used for back-office functions, and (v) temporary storage. The majority of the Company’s long-term lease expenses have both a fixed and variable component.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has a significant number of short-term leases, including month-to-month agreements. The Company's short-term lease agreements include expenses incurred hourly, daily, monthly and for other durations of time of one year or less. The Company’s future lease commitments as of August 31, 2023 do not reflect all of the Company’s short-term lease commitments.
The following table outlines the classification of the Company's right-of-use asset and lease liabilities in the balance sheets as of August 31, 2023 and February 28, 2023 (in thousands):

	Balance Sheet Classification	As of
		August 31, 2023	February 28, 2023
Assets
Right-of-use assets	Right-of-use assets	$24,273	$26,392
Liabilities
Operating lease liabilities ― short-term	Lease liability - short-term	$6,145	$6,119
Operating lease liabilities ― long-term	Lease liability - long-term	17,093	19,659
Finance lease liabilities ― short-term	Lease liability - short-term	427	284
Finance lease liabilities ― long-term	Lease liability - long-term	1,341	1,045
Supplemental information related to the Company's portfolio of operating leases from continuing operations was as follows (in thousands, except years and percentages):

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Operating cash flows from operating leases included in lease liabilities	$1,834	$1,999	$3,654	$3,133
Lease liabilities obtained from new ROU assets - operating	373	2,775	1,895	2,885
Decrease in ROU assets related to lease terminations	(1,294)	—	(1,302)	—
Operating and financing cash flows from financing leases included in lease liabilities	113	49	199	94
Lease liabilities obtained from new ROU assets - financing	599	277	599	277

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of
	August 31, 2023	February 28, 2023
Weighted-average remaining lease term - operating leases	4.46 years	5.04 years
Weighted-average discount rate - operating leases	4.41%	4.31%
Weighted-average remaining lease term - financing leases	4.31 years	4.61 years
Weighted-average discount rate - financing leases	5.39%	5.15%
The following table outlines the classification of lease expense related to operating leases from continuing operations, in the statements of operations (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Cost of sales	$3,136	$3,214	$6,237	$5,283
Selling, general and administrative	506	567	1,005	941
Total lease cost	$3,642	$3,781	$7,242	$6,224

As of August 31, 2023, maturities of the Company's lease liabilities, excluding lease liabilities associated with our discontinued operations, were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2024	$3,583	$254	$3,837
2025	6,505	500	7,005
2026	5,574	423	5,997
2027	4,401	386	4,787
2028	2,435	312	2,747
2029	1,869	101	1,970
Thereafter	1,252	5	1,257
Total lease payments	$25,619	$1,981	$27,600
Less imputed interest	(2,380)	(214)	(2,594)
Total	$23,239	$1,767	$25,006
The Company subleases multiple buildings in Columbia, South Carolina to multiple subtenants. The Columbia sublease agreements are by and between Precoat Metals and multiple subtenants. Sublease income is recognized over the term of the sublease on a straight-line basis and is reported in the consolidated statement of operations in "Cost of sales." The Company recognized $0.2 million and $0.5 million of income from subleases during the three and six months ended August 31, 2023, respectively.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes
Continuing Operations
The provision for income taxes from continuing operations reflects an effective tax rate of 17.4% for the three months ended August 31, 2023, compared to 30.1% for the three months ended August 31, 2022. The decrease in the effective tax rate is attributable to favorable adjustments for the current period related to uncertain tax positions, as well as an unfavorable adjustment in the prior year comparable period related to management fees recorded as a result of continuing operations versus discontinued operations reporting.

The provision for income taxes from continuing operations reflects an effective tax rate of 21.5% for the six months ended August 31, 2023, compared to 28.2% for the prior year comparable period. The decrease in the effective tax rate is attributable to favorable adjustments in the current year related to uncertain state tax positions, as well as an unfavorable adjustment in the prior year related to management fees recorded as a result of continuing operations versus discontinued operations reporting.
Discontinued Operations
The following table outlines income or loss and the related tax expense (benefit) from discontinued operations for the three and six months ended August 31, 2022 (in thousands):

	Three Months Ended	Six Months Ended
	August 31, 2022	August 31, 2022
Income from discontinued operations before income taxes	$8,676	$19,850
Income tax (expense) benefit	(1,939)	(4,401)
Income from discontinued operations, net of tax	$6,737	$15,449

Loss on disposal of discontinued operations	$(114,900)	$(114,900)
Income tax benefit	25,473	25,473
Loss on disposal of discontinued operations, net of tax	$(89,427)	$(89,427)

The provision for income taxes from discontinued operations reflects an effective tax rate of 22.2% for both the three and six months ended August 31, 2022.

14. Equity
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
As of both August 31, 2023 and February 28, 2023, the 240,000 shares of outstanding Series A Convertible Preferred Stock had accrued dividends of $2.4 million and could be converted into 4.1 million shares of common stock, at the option of the holder.

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) ("AOCI"), after tax, for the three and six months ended August 31, 2023 and 2022 consisted of the following (in thousands):

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended August 31,
	2023				2022
	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Total	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Total
Balance as of beginning of period	$(6,440)	$119	$(1,219)	$(7,540)	$(26,700)	$—	$—	$(26,700)
Other comprehensive income before reclassification	(2,867)	—	5,531	2,664	(3,370)	—	—	(3,370)
Amounts reclassified from AOCI	—	—	(938)	(938)	—	—	—	—
Net change in AOCI	(2,867)	—	4,593	1,726	(3,370)	—	—	(3,370)
Balance as of end of period	$(9,307)	$119	$3,374	$(5,814)	$(30,070)	$—	$—	$(30,070)

	Six Months Ended August 31,
	2023				2022
	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Total	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Total
Balance as of beginning of period	$(7,571)	$119	$2,879	$(4,573)	$(27,324)	$—	$—	$(27,324)
Other comprehensive income before reclassification	(1,736)	—	1,982	246	(2,746)	—	—	(2,746)
Amounts reclassified from AOCI	—	—	(1,487)	(1,487)	—	—	—	—
Net change in AOCI	(1,736)	—	495	(1,241)	(2,746)	—	—	(2,746)
Balance as of end of period	$(9,307)	$119	$3,374	$(5,814)	$(30,070)	$—	$—	$(30,070)

15. Defined Benefit Pension Plan

Pension and Employee Benefit Obligations
In the Company's Precoat Metals segment, certain current or past employees participate in a defined benefit pension plan (the "Plan"). Prior to the Precoat Acquisition, benefit accruals were frozen for all participants. After the freeze, participants no longer accrued benefits under the Plan, and new hires of AZZ Precoat Metals are not eligible to participate in the Plan. As of August 31, 2023, the Plan was underfunded, and the Company has a pension liability of $31.7 million, which is included in "Other long-term liabilities" in the consolidated balance sheets and represents the underfunded portion of the Plan.
16. Commitments and Contingencies
Legal
The Company and its subsidiaries are named defendants and plaintiffs in various routine lawsuits incidental to our business.  These proceedings include labor and employment claims, various commercial disputes, use of the Company’s intellectual property, worker’s compensation and environmental matters, all arising in the normal course of business. As discovery progresses on all outstanding legal matters, the Company will continue to evaluate opportunities to either settle the disputes for nuisance value or potentially enter into mediation as a way to resolve the disputes prior to trial. As the pending cases progress through additional discovery and potential mediation, our assessment of the likelihood of an unfavorable outcome on the pending lawsuits may change. Although the outcome of these lawsuits or other proceedings cannot be predicted with certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other matters cannot be predicted at this time, management, after consultation with legal counsel believes it has strong defenses to all of these matters

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or cash flows.
The Company’s prior-owned affiliate ₋ The Calvert Company entered into a series of commercial contracts in 2011 and 2015 to provide equipment and services to a power plant in Georgia. The general contractor on the project, WECTEC (a subsidiary of Westinghouse), filed bankruptcy in New York in March of 2017. The Company’s affiliate continued to perform work on the project for the owners/licensee under an interim bridge contract. We believe the affiliate was eventually terminated for convenience on the project, and the affiliate filed an adversary proceeding in bankruptcy court against WECTEC and the owners to collect all unpaid amounts. The owners of the Georgia power plant filed a countersuit in April of 2018. In connection with the Company selling the majority interest in the AIS business to Fernweh Group on September 30, 2022, the Company agreed to retain this lawsuit. After a long and protracted discovery process and motion practice, we determined in the quarter ended August 31, 2023 that the most favorable outcome to the Company to resolve the dispute may be a negotiated settlement. This decision was made in consideration of the expenses of a lengthy jury trial and potentially protracted appeal process; the resources necessary to continue the prosecution and defense of the case given the size of the discovery and the number of issues involved; the risk factors typically associated with jury verdicts in light of all of the political circumstances currently present in Georgia regarding the power plant; and the benefit of resolving a dispute whose genesis arose more than twelve years ago based solely upon risk avoidance, and not upon the merits of the case. All of the parties have agreed to enter into a confidential settlement agreement, with no parties admitting any guilt or negligence and the Company agreeing to pay the owners/licensee $5.75 million on or around December 6, 2023 to resolve all outstanding matters related to the dispute. The settlement agreement is expected to be finalized in the third quarter of fiscal 2024. In addition, the agreement included the forgiveness of the Company's receivable from WECTEC of $3.7 million, which was fully reserved by the Company. This settlement of $5.75 million was accrued during the three months ended August 31, 2023, and is included in "Selling, general and administrative" expense in the consolidated statement of operations for the three months ended August 31, 2023 and in "Other accrued liabilities" in the consolidated balance sheet as of August 31, 2023. The settlement was included in the AZZ Infrastructure Solutions segment, and the settlement payment will be made in the fourth quarter of fiscal 2024.
A litigation matter between the Company and a previous customer of an affiliate of the AIS business, which was retained following the disposition of the AIS business, is scheduled to go to trial during the fourth quarter of fiscal 2024. The Company is the Plaintiff and believes that it will be able to recover its damages against the Defendant. As of August 31, 2023, the Company has a receivable due from the Defendant, net of allowance, of $5.2 million, which is included in "Accounts receivable, net" in the consolidated balance sheets. Neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.
Environmental
The Company assumed certain environmental liabilities as part of the Precoat Acquisition described in Note 2. As of August 31, 2023, the reserve balance for environmental liabilities was $22.4 million, of which $3.5 million is classified as current. Environmental remediation liabilities include costs directly associated with site investigation and clean up, such as materials, external contractor costs, legal and consulting expenses and incremental internal costs directly related to ongoing remediation plans. Estimates used to record environmental remediation liabilities are based on the Company's best estimate of probable future costs based on site-specific facts and circumstances known at the time of the estimate and these estimates are updated on a quarterly basis. Estimates of the cost for the potential or ongoing remediation plans are developed using internal resources and third-party environmental engineers and consultants.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as "may," "could," "should," "expects," "plans," "will," "might," "would," "projects," "currently," "intends," "outlook," "forecasts," "targets," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial, and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date they are made and are subject to risks that could cause them to differ materially from actual results. Certain factors could affect the outcome of the matters described herein. This Quarterly Report may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand for our products and services, including demand by the construction markets, the industrial markets, and the metal coatings markets. We could also experience additional increases in labor costs, components and raw materials including zinc and natural gas, which are used in our hot-dip galvanizing process; supply-chain vendor delays; customer requested delays of our products or services; delays in additional acquisition opportunities; an increase in our debt leverage and/or interest rates on our debt, of which a significant portion is tied to variable interest rates; availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the products we inventory or sell or the services that we provide; economic volatility, including a prolonged economic downturn or macroeconomic conditions such as inflation or changes in the political stability in the United States and other foreign markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business, including in Part I, Item 1A. Risk Factors, in AZZ's Annual Report on Form 10-K for the fiscal year ended February 28, 2023 and other filings with the SEC, available for viewing on AZZ's website at www.azz.com and on the SEC's website at www.sec.gov.
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

RESULTS OF OPERATIONS

Overview
We are a provider of hot-dip galvanizing and coil coating solutions to a broad range of end-markets, predominantly in North America. We operate three distinct business segments, the AZZ Metal Coatings segment, the AZZ Precoat Metals segment, and the AZZ Infrastructure Solutions segment. The AZZ Infrastructure Solutions segment consists of the Company's 40% investment in the AVAIL JV for the three and six months ended August 31, 2023. For the three and six months ended August 31, 2022, the AZZ Infrastructure Solutions segment includes the results of operations of the AIS business prior to the divestiture of the AVAIL JV. See Note 3 of our consolidated financial statements for more information about the divestiture of the AVAIL JV. Our discussion and analysis of financial condition and results of operations is divided by each of our segments, along with corporate costs and other costs not specifically identifiable to a segment. For a reconciliation of segment operating income to consolidated operating income, see Note 7 to the consolidated financial statements. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment.  We use sales and operating income by segment to evaluate the performance of our segments.  Segment operating income consists of sales less cost of sales and selling, general and administrative expenses that are specifically identifiable to a segment.

QUARTER ENDED AUGUST 31, 2023 COMPARED TO THE QUARTER ENDED AUGUST 31, 2022

Segment Sales and Operating Income from Continuing Operations
The following table reflects the breakdown of net income from continuing operations by segment (in thousands):

	Three Months Ended August 31, 2023
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)(3)	Total
Sales	$169,837	$228,705	$—	$—	$398,542
Cost of sales	119,471	181,825	—	—	301,296
Gross margin	50,366	46,880	—	—	97,246

Selling, general and administrative	5,285	7,874	5,932	17,148	36,239
Operating income (loss) from continuing operations	$45,081	$39,006	(5,932)	(17,148)	61,007

Interest expense			—	27,770	27,770
Equity in earnings of unconsolidated subsidiaries			(974)	—	(974)
Other (income) expense			—	(88)	(88)
Income (loss) from continuing operations before income tax			$(4,958)	(44,830)	34,299
Income tax expense				5,967	5,967
Net income (loss) from continuing operations				$(50,797)	$28,332

	Three Months Ended August 31, 2022
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)(3)	Total
Sales	$165,849	$240,861	$—	$—	$406,710
Cost of sales	116,437	188,718	—	—	305,155
Gross margin	49,412	52,143	—	—	101,555

Selling, general and administrative	4,416	15,930	—	17,068	37,414
Operating income (loss) from continuing operations	$44,996	$36,213	—	(17,068)	64,141

Interest expense			—	28,144	28,144
Other (income) expense			—	55	55
Income (loss) from continuing operations before income tax			$—	(45,267)	35,942
Income tax expense				10,822	10,822
Net income (loss) from continuing operations				$(56,089)	$25,120
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

Sales
For the three months ended August 31, 2023 (the "current quarter"), consolidated sales decreased $8.2 million, or 2.0%, compared to the three months ended August 31, 2022 (the "prior year quarter"). Sales for the AZZ Metal Coatings segment increased $4.0 million, or 2.4%, for the current quarter, compared to the prior year quarter. The increase was primarily due to a higher volume of steel processed in the current quarter, partially offset by a decrease in the selling price. Sales for the AZZ Precoat Metals segment decreased $12.2 million, or 5.0% for the current quarter. The decrease is primarily due to a lower volume of coil coated in the current period, partially offset by an increase in selling price.

Operating Income
For the current quarter, consolidated operating income decreased $3.1 million, or 4.9%, compared to the prior year quarter.
Operating income for the AZZ Metal Coatings segment increased $0.1 million, or 0.2% for the current quarter, compared to the prior year quarter. The current quarter increase was due to increased volumes as described above, offset by higher cost of sales and higher selling, general and administrative expenses. The increase in cost of sales of $3.0 million was primarily due to higher zinc and labor costs, partially offset by a change in classification of amortization of intangible assets of $1.7 million. In addition, selling, general and administrative expense increased due to the change in classification of certain compensation and information technology costs of $0.6 million, to the AZZ Metal Coatings segment, from the Corporate segment.
Operating income for the AZZ Precoat Metals segment increased $2.8 million, or 7.7% for the current quarter. The increase is primarily due to lower cost of sales (primarily driven by improved efficiencies and freight costs), and lower selling, general and administrative expense (primarily salaries and wages and the change in classification of amortization of intangible assets), partially offset by the decrease in sales as described above.
Operating income for the AZZ Infrastructure Solutions segment decreased $5.9 million, due to a legal settlement of $5.75 million and other legal expenses.
Corporate Expenses
Corporate selling, general and administrative expenses increased $0.1 million, or 0.5%, for the current quarter, compared to the prior year quarter. The increase is primarily due to the Company including amortization expense of $5.9 million related to all intangible assets in corporate expense. The increase is partially offset by a decrease in acquisition costs of $4.1 million in the current quarter and the allocation of certain compensation and information technology costs to the segments, that were previously included in corporate expenses. In addition, income from the transition services agreement associated with the AVAIL JV partially offset the transition services expenditures incurred by the Company to support the transition of the AVAIL JV to its own infrastructure.
Interest Expense
Interest expense for the current quarter decreased $0.4 million, to $27.8 million, compared to $28.1 million for the prior year quarter. The decrease in interest expense is primarily attributable to a decrease in the weighted average debt outstanding, partially offset by an increase in interest rates on our outstanding debt.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated subsidiaries of $1.0 million represents our proportionate share of earnings from our investment in the AVAIL JV. See Note 8 of our consolidated financial statements for more information about the AVAIL JV.
Income Taxes
The provision for income taxes from continuing operations reflects an effective tax rate of 17.4% for the three months ended August 31, 2023, compared to 30.1% for the three months ended August 31, 2022. The decrease in the effective tax rate is attributable to favorable adjustments for the current period related to uncertain tax positions, as well as an unfavorable adjustment in the prior year comparable period related to management fees recorded as a result of continuing operations versus discontinued operations reporting.

Income from Discontinued Operations
The results of our AZZ Infrastructure Solutions segment were classified as discontinued operations in our condensed consolidated statements of operations and excluded from continuing operations for all periods presented. The results of operations from discontinued operations for the three months ended August 31, 2022 consist of the following (in thousands):

Three Months Ended
August 31, 2022
Sales	$106,660
Cost of sales	84,826
Gross margin	21,834

Selling, general and administrative	9,710
Loss on disposal of discontinued operations	114,900
Operating loss from discontinued operations	(102,776)

Interest expense	5
Other (income) expense, net	3,443
Loss from discontinued operations before income tax	(106,224)
Income tax benefit	(23,534)
Net loss from discontinued operations	$(82,690)

See Note 3 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
SIX MONTHS ENDED AUGUST 31, 2023 COMPARED TO THE SIX MONTHS ENDED AUGUST 31, 2022

Segment Sales and Operating Income from Continuing Operations
The following table reflects the breakdown of net income from continuing operations by segment (in thousands):

	Six Months Ended August 31, 2023
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)(3)	Total
Sales	$338,631	$450,784	$—	$—	$789,415
Cost of sales	237,328	357,822	—	—	595,150
Gross margin	101,303	92,962	—	—	194,265

Selling, general and administrative	10,751	16,266	5,954	34,791	67,762
Operating income (loss) from continuing operations	$90,552	$76,696	(5,954)	(34,791)	126,503

Interest expense			—	56,476	56,476
Equity in earnings of unconsolidated subsidiaries			(2,394)	—	(2,394)
Other (income) expense			—	(50)	(50)
Income (loss) from continuing operations before income tax			$(3,560)	(91,217)	72,471
Income tax expense				15,617	15,617
Net income (loss) from continuing operations				$(106,834)	$56,854

	Six Months Ended August 31, 2022
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)(3)	Total
Sales	$329,293	$284,551	$—	$—	$613,844
Cost of sales	230,018	222,218	—	—	452,236
Gross margin	99,275	62,333	—	—	161,608

Selling, general and administrative	9,009	19,472	—	41,077	69,558
Operating income (loss) from continuing operations	$90,266	$42,861	—	(41,077)	92,050

Interest expense			—	35,615	35,615
Other (income) expense			—	28	28
Income (loss) from continuing operations before income tax			$—	(76,720)	56,407
Income tax expense				15,922	15,922
Net income (loss) from continuing operations				$(92,642)	$40,485
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

Sales
For the six months ended August 31, 2023 (the "current six-month period"), consolidated sales increased $175.6 million, or 28.6%, compared to the six months ended August 31, 2022 (the "prior year six-month period"). Sales for the AZZ Metal Coatings segment increased $9.3 million, or 2.8%, for the current six-month period, compared to the prior year six-month period. The increase in sales was primarily due to improved price realization for our superior quality and service. The volume of steel processed also increased in the current period, compared to the prior year period. Sales for the AZZ Precoat Metals segment increased $166.2 million, or 58.4% for the current six-month period, primarily due to the current year including a full six-month period compared to the period from May 13, 2022 through August 31, 2023 for the prior year six-month period.
Operating Income
For the current six-month period, consolidated operating income increased $34.5 million, or 37.4%, compared to the prior year six-month period.
Operating income for the AZZ Metal Coatings segment increased $0.3 million, or 0.3% for the current six-month period, compared to the prior year six-month period. The increase was due to improved sales as described above, offset by higher cost of sales and higher selling, general and administrative expenses. The increase in cost of sales of $7.3 million was primarily due to higher zinc and labor cost, partially offset by a change in classification of amortization of intangible assets of $3.5 million. In addition, selling, general and administrative expense increased due to the change in classification of certain compensation and information technology costs of $1.2 million to the AZZ Metal Coatings segment, from the Corporate segment.
Operating income for the AZZ Precoat Metals segment increased $33.8 million, or 78.9%. The increase is primarily due to the current year including a full six-month period compared to the period from May 13, 2022 through August 31, 2023 for the prior year six-month period.
Operating income for the AZZ Infrastructure Solutions segment decreased $6.0 million, due to a legal settlement of $5.75 million and other legal expenses.

Corporate Expenses
Corporate selling, general and administrative expenses decreased $6.3 million, or 15.3%, for the current six-month period, compared to the prior year six-month period. The decrease is primarily due to a decrease in acquisition costs of $15.6 million incurred in the prior year six-month period and the allocation of certain compensation and information technology costs to the segments in the current six-month period, that were previously included in corporate expenses. Expenses also decreased due to transition services agreement fees associated with the AVAIL JV, which partially offset transition services expenses incurred by the Company. In addition, in fiscal year 2024, the Company began including amortization expense of $12.2 million related to all intangible assets in corporate expense, which partially offset the decrease in expense for the current six-month period.
Interest Expense
Interest expense for the current six-month period increased $20.9 million, to $56.5 million, compared to $35.6 million for the prior year six-month period. The increase in interest expense is attributable to the debt that was obtained in conjunction with the Precoat Acquisition, which was outstanding for the full current six-month period, compared to the prior year, as well as higher rates of interest on our borrowings.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated subsidiaries of $2.4 million represents our proportionate share of net income or loss from our investment in the AIS JV. See Note 8 of our consolidated financial statements for more information about the AVAIL JV.
Income Taxes
The provision for income taxes from continuing operations reflects an effective tax rate of 21.5% for the six months ended August 31, 2023, compared to 28.2% for the prior year comparable period. The decrease in the effective tax rate is attributable to favorable adjustments in the current year related to uncertain state tax positions, as well as an unfavorable adjustment in the prior year related to management fees recorded as a result of continuing operations versus discontinued operations reporting.
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

Six Months Ended
August 31, 2022
Sales	$213,924
Cost of sales	167,686
Gross margin	46,238

Selling, general and administrative	22,114
Loss on disposal of discontinued operations	114,900
Operating loss from discontinued operations	(90,776)

Interest expense	6
Other (income) expense, net	4,268
Loss from discontinued operations before income tax	(95,050)
Income tax benefit	(21,072)
Net loss from discontinued operations	$(73,978)
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
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended August 31,
	2023	2022
Net cash provided by operating activities of continuing operations	$118,340	$42,011
Net cash used in investing activities of continuing operations	(42,706)	(1,313,120)
Net cash provided by (used in) financing activities of continuing operations	(76,379)	1,245,096

Net cash provided by operating activities from discontinued operations	—	25,098
Net cash used in investing activities from discontinued operations	—	(2,328)
Net cash provided by operating activities of continuing operations for the six-month period was $118.3 million compared to $42.0 million for the prior year six-month period. The increase in cash provided by operating activities is primarily attributable to an increase in net income from continuing operations, an increase in depreciation and amortization, a decrease in deferred income taxes and increases from the change in working capital in the current six-month period compared to the prior year six-month period. Changes in current assets and current liabilities of $34.1 million resulted from decreases in accounts receivable, inventories and prepaid expenses, partially offset by decreases in accounts payable and other accrued liabilities. Net cash provided by operating activities of discontinued operations was $25.1 million for the prior year six-month period.
Net cash used in investing activities of continuing operations for the six-month period was $42.7 million compared to $1.31 billion for the prior year six-month period. The decrease in cash used in investing activities for the current quarter was attributable to the Precoat Acquisition completed in the first quarter of fiscal 2023. In the current year, cash used in investing activities was primarily due to cash used for capital expenditures. Net cash used in investing activities of discontinued operations was $2.3 million for the prior year six-month period.
Net cash used in financing activities of continuing operations for the six-month period was $76.4 million compared to net cash provided by financing activities of $1.25 billion for the prior year six-month period. The decrease in cash from financing activities during the current quarter was primarily attributable to proceeds from long-term debt in the prior year six-month period, which were used to fund the Precoat Acquisition.
Financing and Capital
2022 Credit Agreement and Term Loan B

The Company has a credit agreement with a syndicate of financial institutions as lenders that was entered into on May 13, 2022 (the "2022 Credit Agreement"). On August 17, 2023, the Company repriced the $1.0 billion Term Loan B, which was outstanding under the 2022 Credit Agreement as of August 31, 2023. The repricing reduced the interest rate margin by 50 basis points to an interest rate of Secured Overnight Financing Rate ("SOFR") plus 3.75% and removed the Credit Spread Adjustment, as defined in the 2022 Credit Agreement, of 10 basis points.
The 2022 Credit Agreement includes the following significant terms:

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
iv.borrowings under the Term Loan B bear an interest rate of SOFR plus 3.75% (following the repricing on August 17, 2023 as noted above) and the Revolving Credit Facility bears an interest rate of SOFR plus 4.25%;
v.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions, and;
vi.includes a maximum quarterly leverage ratio financial covenant, with reporting requirements to our banking group at each quarter-end;
The Company utilizes proceeds from the Revolving Credit Facility primarily to finance working capital needs, capital improvements, dividends, acquisitions and for general corporate purposes.
As defined in the credit agreement, quarterly prepayments were due against the outstanding principal of the Term Loan B and were payable on the last business day of each May, August, November and February, beginning August 31, 2022, in a quarterly aggregate principal amount of $3.25 million, with the entire remaining principal amount due on May 13, 2029, the maturity date. Additional prepayments made against the Term Loan B contribute to these required quarterly payments. Due to a prepayment of $240.0 million that the Company made on the Term Loan B during fiscal year 2023 in connection with the sale of the AIS business, the quarterly mandatory principal payment requirement has been met, and the quarterly payments of $3.25 million are no longer required.
The weighted average interest rate for the Company's outstanding debt, including the Revolving Credit Facility and the Term Loan B, was 8.56% at August 31, 2023.
The Company's credit agreement required the Company to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 6.25 through November 2022. For each subsequent quarter, the maximum ratio decreased by 25 basis points through May 31, 2024, when the maximum Total Net Leverage Ratio reaches 4.5. As of August 31, 2023, the Company was required to maintain a Total Net Leverage Ratio no greater than 5.25. As of August 31, 2023, we were in compliance with all covenants or other requirements set forth in the debt agreements.

As of August 31, 2023, we had $1.07 billion of floating- and fixed-rate debt outstanding on the Revolving Credit Facility and the Term Loan B, with varying maturities through fiscal 2029. As of August 31, 2023, we are in compliance with each of the covenants related to these outstanding borrowings. Additionally, as of August 31, 2023, we had approximately $347.1 million of additional credit available for future draws or letters of credit.
Letters of Credit
As of August 31, 2023, we had total outstanding letters of credit in the amount of $17.9 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.
Interest Rate Swap
We manage our exposure to fluctuations in interest rates using a mix of fixed and variable-rate debt. We utilize fixed-rate interest rate swap agreements to change the variable interest rate to a fixed rate on a portion of our variable-rate debt. On September 27, 2022, the Company entered into a fixed-rate interest rate swap agreement with banks that are parties to the 2022 Credit Agreement. On October 7, 2022, the agreement was amended to change the SOFR-based component of the interest rate on a portion of our variable-rate debt to a fixed rate of 4.277%, resulting in a total fixed rate of 8.627% (the "2022 Swap"). On August 17, 2023, the Company repriced its Term Loan B, to which the 2022 Swap is related, to reduce the interest rate to SOFR + 3.75%. Following the repricing, the 2022 Swap has a total fixed rate of 8.027%. The 2022 Swap had an initial notional amount of $550.0 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases by a pro-rata portion of any quarterly principal payments made on the Term Loan B, and the current notional amount is $544.5 million. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates, for approximately one-half of the total amount of our variable-rate debt. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2022 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2022 Swap are recognized in interest expense.

Greenfield Aluminum Coil Coating Facility

We are expanding our coatings capabilities by constructing a new 25-acre aluminum coil coating facility in Washington, Missouri that is expected to be operational in 2025. The new facility will be included in the AZZ Precoat Metals segment and is supported by a take-or-pay contract for approximately 75% of the output from the new plant. We expect to spend approximately $109.9 million in progress payments over the estimated two-year construction timeline and we currently have capital commitments of approximately $50 million. We expect to pay approximately $70.0 million in fiscal 2024, of which $20.0 million was paid during the current six-month period. The remaining payments in fiscal 2024 are expected to be funded through cash flows from operations and borrowings under the Revolving Credit Facility. The project is not expected to result in a material adverse effect on our business, results of operations, cash flow or financial condition.
Share Repurchase Program
During the six months ended August 31, 2023 and 2022, to prioritize repayments of debt, including debt incurred to finance the Precoat Acquisition, the Company did not repurchase shares of common stock under the 2020 Share Authorization. The Company has $84.0 million that may be used to purchase shares. See Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”
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
Off Balance Sheet Arrangements and Contractual Obligations
As of August 31, 2023, the Company did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
As of August 31, 2023, we had outstanding letters of credit in the amount of $17.9 million. These letters of credit are issued for a number of reasons, but are most commonly issued to support collateral requirements with insurance companies.
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
In calculating adjusted earnings and adjusted earnings per share, management excludes intangible asset amortization, acquisition expenses, transaction related expenses and certain legal settlements. Management also provides EBITDA and Adjusted EBITDA, which are non-GAAP measures. Management defines EBITDA as earnings excluding depreciation, amortization, interest, and provision for income taxes. Adjusted EBITDA is defined as earnings excluding depreciation, amortization, interest, provision for income taxes, acquisition expenses, transaction related expenses and certain legal settlements. Management believes EBITDA and Adjusted EBITDA are used by investors to analyze operating performance and evaluate the Company's ability to incur and service debt and its capacity for making capital expenditures in the future. EBITDA and Adjusted EBITDA are also useful to investors to help assess the Company's estimated enterprise value. In addition, management believes that the adjustments shown below are useful to investors in order to allow them to compare the Company's financial results during the periods shown without the effect of each of these adjustments.
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
The following tables provide a reconciliation for the three and six months ended August 31, 2023 and 2022 between the various measures calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

Adjusted Net Income and Adjusted Earnings Per Share from Continuing Operations

	Three Months Ended August 31,				Six Months Ended August 31,
	2023		2022		2023		2022
	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)
Net income from continuing operations	$28,332		$25,120		$56,854		$40,485
Less: preferred stock dividends	(3,600)		(1,040)		(7,200)		(1,040)
Net income from continuing operations available to common shareholders	24,732		24,080		49,654		39,445
Impact of after-tax interest expense for convertible notes	—		2,006		—		2,554
Impact of preferred stock dividends	3,600		1,040		7,200		1,040
Net income and diluted earnings per share from continuing operations	$28,332	$0.97	$27,126	$0.93	$56,854	$1.95	$43,039	$1.57
Adjustments:
Acquisition and transaction-related expenditures(2)	—	—	2,706	0.09	—	—	15,320	0.56
Amortization of intangible assets	5,882	0.20	7,941	0.27	12,236	0.42	11,482	0.42
Legal settlement(3)	5,750	0.20	—	—	5,750	0.20	—	—
Subtotal	11,632	0.40	10,647	0.37	17,986	0.62	26,802	0.98
Tax impact(4)	(2,792)	(0.10)	(2,555)	(0.09)	(4,317)	(0.15)	(6,432)	(0.23)
Total adjustments	8,840	0.30	8,092	0.28	13,669	0.47	20,370	0.74
Adjusted net income and adjusted earnings per share from continuing operations	$37,172	$1.27	$35,218	$1.21	$70,523	$2.42	$63,409	$2.31

Weighted average shares outstanding - Diluted		29,210		29,059		29,196		27,428

(1) Earnings per share amounts included in the table above may not sum due to rounding differences. Year-to-date earnings per share does not always represent the sum of the quarters' earnings per share when the preferred shares for any quarter in the year-to-date period are anti-dilutive.
(2) Includes Corporate expenses related to the Precoat Metals acquisition and the divestiture of AZZ Infrastructure Solutions business into the AVAIL JV.
(3) Related to a settlement for a litigation matter related to the AIS segment that was retained following the sale of the AIS business. See Note 16.
(4) The non-GAAP effective tax rate for each of the periods presented is estimated at 24.0%.

Adjusted EBITDA from Continuing Operations

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Net income from continuing operations	$28,332	$25,120	$56,854	$40,485
Interest expense	27,770	28,144	56,476	35,615
Income tax expense	5,967	10,822	15,617	15,922
Depreciation and amortization	20,153	21,902	38,677	33,875
Acquisition and transaction-related expenditures	—	2,706	—	15,320
Legal settlement	5,750	—	5,750	—
Adjusted EBITDA from continuing operations	$87,972	$88,694	$173,374	$141,217

Adjusted EBITDA by Segment

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Metal Coatings
Operating income	$45,081	$44,996	$90,552	$90,266
Other income (expense)	13	(141)	(11)	(131)
Depreciation and amortization expense	6,553	8,171	12,969	16,560
EBITDA	$51,647	$53,026	$103,510	$106,695

Precoat Metals
Operating income	$39,006	$36,213	$76,696	$42,861
Other income (expense)	—	41	—	41
Depreciation and amortization expense	7,440	13,329	12,905	16,510
EBITDA	$46,446	$49,583	$89,601	$59,412

Infrastructure Solutions
Operating loss	$(5,932)	$—	$(5,954)	$—
Equity in earnings of unconsolidated subsidiaries	974	—	2,394	—
Legal Settlement	5,750	—	5,750	—
Adjusted EBITDA	$792	$—	$2,190	$—
.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk disclosures during the three and six months ended August 31, 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended February 28, 2023.

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
The Company did not purchase any shares of common stock under the 2020 Share Authorization during the six months ended August 31, 2023. The Company has $84.0 million that may be used to repurchase outstanding shares of common stock.

Item 5. Other Information.
During the six months ended August 31, 2023, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

3.1+	Amended and Restated Certificate of Formation dated July 12, 2022 (with Certificate of Correction dated May 15, 2023)
3.2+	Certificate of Designations, Preferences, Rights and Limitations of 6.0% Series A Convertible Preferred Stock (included as Exhibit A to Exhibit 3.1 filed herewith)
3.3
Amended and Restated Bylaws dated April 24, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2023 filed with the SEC on April 25, 2023)

10.1
First Amendment to Credit Agreement, dated as of August 17, 2023, by and among AZZ Inc., the Guarantors, the Lenders, and Citibank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 17, 2023)

10.2*	AZZ Inc. 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on July 11, 2023)
10.3*
Form of Restricted Share Unit Award Agreement under the 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 11, 2023)

10.4*
Form of Performance Share Award agreement under the 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 11, 2023)

31.1+	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (embedded with the Inline XBRL document).

+ Filed herewith.

*Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc. (Registrant)

Date:	October 10, 2023	By:	/s/ Tiffany Moseley
Tiffany Moseley Chief Accounting Officer and Principal Accounting Officer