Form 10-Q
period 2023-11-30
AZZ INC
filed 2024-01-09
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of December 29, 2023, the registrant had outstanding 25,076,871 shares of common stock; $1.00 par value per share.

PART I. FINANCIAL INFORMATION
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	November 30, 2023	February 28, 2023
Assets
Current assets:
Cash and cash equivalents	$7,509	$2,820
Trade accounts receivable, net of allowance for credit losses of $2,096 and $5,752 at November 30, 2023 and February 28, 2023, respectively	142,463	156,443
Other receivables	31,005	26,969
Inventories	126,737	143,920
Contract assets	75,719	79,273
Prepaid expenses and other	9,295	7,991
Total current assets	392,728	417,416
Property, plant and equipment, net	525,338	498,503
Right-of-use assets	22,830	26,392
Goodwill	705,487	702,512
Deferred tax assets	5,820	12,467
Intangible assets, net	451,289	469,392
Investment in joint venture	97,238	84,760
Other assets	8,026	10,037
Total assets	$2,208,756	$2,221,479
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$95,158	$84,256
Income tax payable	45	272
Accrued salaries and wages	25,868	26,262
Other accrued liabilities	72,476	70,047
Lease liability, short-term	6,453	6,403
Total current liabilities	200,000	187,240
Long-term debt, net	980,004	1,058,120
Lease liability, long-term	17,112	20,704
Deferred tax liabilities	33,370	40,536
Other long-term liabilities	57,120	61,419
Total liabilities	1,287,606	1,368,019
Commitments and contingencies (Note 17)
Shareholders’ equity:
Series A Convertible Preferred Stock, $1 par, shares authorized 240; 240 shares issued and outstanding at November 30, 2023 and February 28, 2023	240	240
Common Stock, $1 par value; 100,000 shares authorized; 25,077 and 24,912 shares issued and outstanding at November 30, 2023 and February 28, 2023, respectively	25,077	24,912
Capital in excess of par value	333,555	326,839
Retained earnings	566,235	506,042
Accumulated other comprehensive loss	(3,957)	(4,573)
Total shareholders’ equity	921,150	853,460
Total liabilities and shareholders' equity	$2,208,756	$2,221,479

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Sales	$381,605	$373,301	$1,171,020	$987,145
Cost of sales	293,456	300,219	888,606	752,455
Gross margin	88,149	73,082	282,414	234,690

Selling, general and administrative	35,325	27,689	103,087	97,247
Operating income	52,824	45,393	179,327	137,443

Interest expense	25,855	26,123	82,331	61,739
Equity in earnings of unconsolidated subsidiaries	(8,742)	(1,006)	(11,136)	(1,006)
Other (income) expense, net	41	(610)	(9)	(582)
Income from continuing operations before income taxes	35,670	20,886	108,141	77,292
Income tax expense	8,780	2,447	24,397	18,380
Net income from continuing operations	26,890	18,439	83,744	58,912
Income from discontinued operations, net of tax	—	1,665	—	17,126
Loss on disposal of discontinued operations, net of tax	—	(40,646)	—	(130,073)
Net loss from discontinued operations	—	(38,981)	—	(112,947)
Net income (loss)	26,890	(20,542)	83,744	(54,035)
Dividends on preferred stock	(3,600)	(3,600)	(10,800)	(4,640)
Net income (loss) available to common shareholders	$23,290	$(24,142)	$72,944	$(58,675)
Basic earnings (loss) per share
Earnings per common share from continuing operations	$0.93	$0.60	$2.91	$2.19
Loss per common share from discontinued operations	$—	$(1.57)	$—	$(4.55)
Earnings (loss) per common share	$0.93	$(0.97)	$2.91	$(2.37)
Diluted earnings (loss) per share
Earnings per common share from continuing operations	$0.92	$0.59	$2.86	$2.17
Loss per common share from discontinued operations	$—	$(1.56)	$—	$(4.52)
Earnings (loss) per common share	$0.92	$(0.97)	$2.86	$(2.35)

Weighted average shares outstanding - Basic	25,077	24,867	25,024	24,804
Weighted average shares outstanding - Diluted	29,330	24,995	29,278	24,984

Cash dividends declared per common share	$0.17	$0.17	$0.51	$0.51
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022

Net income (loss) available to common shareholders	$23,290	$(24,142)	$72,944	$(58,675)
Other comprehensive income (loss):
Unrealized translation gain (loss)	3,029	(5,019)	1,293	(7,765)
Reclassification of foreign currency translation adjustment from accumulated other comprehensive loss to loss on sale of discontinued operations	—	27,750	—	27,750
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized gain (loss) on interest rate swap, net of tax(1)	(115)	(3,512)	1,867	(3,512)
Amounts reclassified from accumulated other comprehensive income to earnings, net of tax(2)	(1,057)	—	(2,544)	—
Other comprehensive income	1,857	19,219	616	16,473
Comprehensive income (loss)	$25,147	$(4,923)	$73,560	$(42,202)

(1) Net of tax expense (benefit) of $(42) and $678 for the three and nine months ended November 30, 2023, respectively.
(2) Net of tax benefit of $(384) and $(924) for the three and nine months ended November 30, 2023, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended November 30,
	2023	2022
Cash flows from operating activities
Net income (loss) available to common shareholders	$72,944	$(58,675)
Less: Net loss from discontinued operations	—	112,947
Plus: Dividends on preferred stock	10,800	4,640
Net income from continuing operations	83,744	58,912
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Bad debt expense (recovery)	53	(38)
Depreciation and amortization	59,034	55,813
Deferred income taxes	(274)	(20,421)
Equity in earnings of unconsolidated entities	(11,136)	(1,006)
Impairment of long-lived assets	—	235
Net (gain) on sale of property, plant and equipment	(39)	(1,381)
Amortization of debt financing costs	9,105	5,916
Share-based compensation expense	6,207	7,138
Changes in current assets and current liabilities	38,819	(34,969)
Changes in other long-term assets and long-term liabilities	(4,585)	(1,577)
Net cash provided by operating activities of continuing operations	180,928	68,622
Cash flows from investing activities
Purchase of property, plant and equipment	(66,900)	(35,085)
Acquisition of subsidiaries, net of cash acquired	—	(1,283,448)
Proceeds from sale of subsidiaries, net	—	106,766
Other investing activities	47	4,114
Net cash used in investing activities of continuing operations	(66,853)	(1,207,653)
Cash flows from financing activities
Proceeds from issuance of common stock	1,465	1,767
Payments for taxes related to net share settlement of equity awards	(791)	(2,592)
Proceeds from revolving loan	189,000	255,000
Payments on revolving loan	(274,000)	(322,000)
Proceeds from long term debt	—	1,540,000
Payments of debt financing costs	(1,299)	(87,555)
Payments on long term debt and finance leases	(268)	(366,500)
Payments of dividends	(23,551)	(12,664)
Net cash provided by (used in) financing activities of continuing operations	(109,444)	1,005,456
Effect of exchange rate changes on cash	58	(2,199)

Net cash provided by operating activities from discontinued operations	—	7,973
Net cash used in investing activities from discontinued operations	—	(3,991)
Net cash provided by financing activities from discontinued operations	—	120,000
Net cash provided by discontinued operations	—	123,982
Net increase (decrease) in cash and cash equivalents	4,689	(11,792)
Cash and cash equivalents at beginning of period	2,820	15,082
Cash and cash equivalents from continuing operations at end of period	$7,509	$3,290

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended November 30, 2023
	Series A Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 31, 2023	240	$240	25,077	$25,077	$331,366	$547,208	$(5,814)	$898,077
Share-based compensation	—	—	—	—	2,189	—	—	2,189
Dividends on preferred stock	—	—	—	—	—	(3,600)	—	(3,600)
Dividends paid on common shares	—	—	—	—	—	(4,263)	—	(4,263)
Net income	—	—	—	—	—	26,890	—	26,890
Other comprehensive income	—	—	—	—	—	—	1,857	1,857
Balance at November 30, 2023	240	$240	25,077	$25,077	$333,555	$566,235	$(3,957)	$921,150

	Nine Months Ended November 30, 2023
	Series A Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at February 28, 2023	240	$240	24,912	$24,912	$326,839	$506,042	$(4,573)	$853,460
Share-based compensation	—	—	—	—	6,207	—	—	6,207
Common stock issued under stock-based plans and related income tax expense	—	—	123	123	(914)	—	—	(791)
Common stock issued under employee stock purchase plan	—	—	42	42	1,423	—	—	1,465
Dividends on preferred stock	—	—	—	—	—	(10,800)	—	(10,800)
Dividends paid on common shares	—	—	—	—	—	(12,751)	—	(12,751)
Net income	—	—	—	—	—	83,744	—	83,744
Other comprehensive income	—	—	—	—	—	—	616	616
Balance at November 30, 2023	240	$240	25,077	$25,077	$333,555	$566,235	$(3,957)	$921,150

	Three Months Ended November 30, 2022
	Series A Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount	Shares	Amount
Balance at August 31, 2022	240	$240	24,862	$24,862	$323,386	$541,203	$(30,070)	$859,621
Share-based compensation	—	—	—	—	2,348	—	—	2,348
Common stock issued under stock-based plans and related income tax expense	—	—	14	14	(301)	—	—	(287)
Dividends on preferred stock	—	—	—	—	—	(3,600)	—	(3,600)
Dividends paid on common shares	—	—	—	—	—	(4,246)	—	(4,246)
Net income (loss)	—	—	—	—	—	(20,542)	—	(20,542)
Other comprehensive income	—	—	—	—	—	—	19,219	19,219
Balance at November 30, 2022	240	$240	24,876	$24,876	$325,433	$512,815	$(10,851)	$852,513

	Nine Months Ended November 30, 2022
	Series A Preferred Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at February 28, 2022	—	$—	24,688	$24,688	$85,847	$584,154	$(27,324)	$667,365
Share-based compensation	—	—	—	—	7,118	—	—	7,118
Issuance of Class A convertible preferred stock in exchange for convertible debt	240	240	—	—	233,482	—	—	233,722
Common stock issued under stock-based plans and related income tax expense	—	—	136	136	(2,728)	—	—	(2,592)
Common stock issued under employee stock purchase plan	—	—	52	52	1,714	—	—	1,766
Dividends on preferred stock	—	—	—	—	—	(4,640)	—	(4,640)
Dividends paid on common shares	—	—	—	—	—	(12,664)	—	(12,664)
Net income (loss)	—	—	—	—	—	(54,035)	—	(54,035)
Other comprehensive income	—	—	—	—	—	—	16,473	16,473
Balance at November 30, 2022	240	$240	24,876	$24,876	$325,433	$512,815	$(10,851)	$852,513
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation
AZZ Inc. ("AZZ", the "Company", "our" or "we") was established in 1956 and incorporated under the laws of the state of Texas. We are a provider of hot-dip galvanizing and coil coating solutions to a broad range of end-markets in North America. We have three distinct operating segments: the AZZ Metal Coatings segment, the AZZ Precoat Metals segment, and the AZZ Infrastructure Solutions segment. The Company's AZZ Metal Coatings segment is a leading provider of metal finishing solutions for corrosion protection, including hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating to the North American steel fabrication and other industries. The AZZ Precoat Metals segment provides aesthetic and corrosion protective coatings and related value-added services for steel and aluminum coil, primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation and other end markets in North America. The AZZ Infrastructure Solutions segment consists of the Company's 40% interest in AIS Investment Holdings LLC (the "AVAIL JV"). AIS Investment Holdings LLC is dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in markets worldwide. AIS Investment Holdings LLC was wholly-owned by the Company until September 30, 2022, when AZZ contributed its' AZZ Infrastructure Solutions segment, excluding AZZ Crowley Tubing and excluding certain receivables retained by AZZ ("AIS"), to the AVAIL JV and sold a 60% interest in the AVAIL JV to Fernweh Group LLC ("Fernweh"). For the three and nine months ended November 30, 2022, financial data for the AZZ Infrastructure Solutions segment is segregated and reported as discontinued operations.
Presentation
The accompanying condensed consolidated balance sheet as of February 28, 2023 was derived from audited financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2023, included in the Company’s Annual Report on Form 10-K covering such period.  Certain previously reported amounts have been reclassified to conform to current period presentation. See Note 3 for more information about results of operations reported in discontinued operations in the consolidated statement of operations and statement of cash flows for the three and nine months ended November 30, 2022.
The Company's fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ending February 29, 2024 is referred to as fiscal 2024.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of November 30, 2023, the results of its operations for the three and nine months ended November 30, 2023 and 2022, and cash flows for the nine months ended November 30, 2023 and 2022. The interim results reported herein are not necessarily indicative of results for a full year.
Significant Accounting Policies
Other receivables
Other receivables includes income taxes receivable, receivables for supplier rebates, and other miscellaneous receivables.
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We are currently assessing the impact of this update on our consolidated financial statement disclosures.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. We are currently assessing the impact of this update on our consolidated financial statement disclosures.
2. Acquisitions
Precoat Acquisition
On May 13, 2022, the Company acquired Precoat Metals for a purchase price of approximately $1.3 billion (the "Precoat Acquisition"). AZZ Precoat Metals is the leading independent provider of metal coil coating solutions in North America. The acquisition represented a continued transition of the Company to a focused provider of coating and galvanizing services for critical applications. The Company completed the final purchase accounting valuation during the first quarter of fiscal year 2024.
The Company accounted for the Precoat Acquisition as a business combination under the acquisition method of accounting. Goodwill from the acquisition of $527.8 million represents the excess purchase price over the estimated value of net tangible and intangible assets and liabilities assumed, and is expected to be deductible for income tax purposes. The Company's chief operating decision maker assesses performance and allocates resources to Precoat separately from the AZZ Metal Coatings segment; therefore, Precoat is accounted for as a separate segment, the AZZ Precoat Metals segment. See Note 8 for more information about the Company's operating segments. Goodwill from the acquisition was allocated to the AZZ Precoat Metals segment. Assets acquired and liabilities assumed in the Precoat Acquisition were recorded at their estimated fair values as of the acquisition date.
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
The following table represents the summary of the assets acquired and liabilities assumed, in aggregate, related to the Precoat Acquisition, as of the date of the acquisition (in thousands):

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

May 13, 2022
Assets
Accounts receivable, net	$77,422
Inventories	43,369
Contract assets	68,314
Prepaid expenses and other	2,247
Property, plant and equipment	305,503
Right-of-use assets	13,753
Goodwill	527,793
Deferred tax asset	8,660
Intangible assets, net	446,000
Other assets	546
Total fair value of assets acquired	$1,493,607
Liabilities
Accounts payable	$(99,223)
Accrued expenses	(31,761)
Other accrued liabilities	(5,330)
Lease liability, short-term	(2,440)
Lease liability, long-term	(11,313)
Other long-term liabilities	(60,091)
Total fair value of liabilities assumed	$(210,158)
Total purchase price, net of cash acquired	$1,283,449
Intangible assets include customer relationships, tradenames and technology. Other long-term liabilities include the pension obligation and certain environmental liabilities assumed as part of the Precoat Acquisition. See Notes 16 and 17 for more information about these long-term liabilities.
Unaudited Pro Forma Information

The following unaudited pro forma financial information for the three and nine months ended November 30, 2022 combines the historical results of the Company and the acquisition of Precoat Metals, assuming that the companies were combined as of March 1, 2022. The pro forma financial information includes business combination accounting effects from the Precoat Acquisition, including amortization expense from acquired intangible assets, depreciation expense from acquired property, plant and equipment, interest expense from financing transactions which occurred to fund the Precoat Acquisition, acquisition-related transaction costs and tax-related effects. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Precoat Metals had taken place on March 1, 2022 or of future operating performance.

	Three Months Ended November 30,	Nine Months Ended November 30,
	2022	2022
Revenue	$373,301	$1,180,165
Net income from continuing operations(1)	$18,439	$43,442

(1) Net income for the nine months ended November 30, 2022 includes acquisition costs of approximately $45.0 million, of which $11.5 million was incurred by AZZ and $33.5 million was incurred by Precoat Metals prior to the acquisition.

3. Discontinued Operations
On September 30, 2022, AZZ contributed its AZZ Infrastructure Solutions ("AIS") segment, excluding AZZ Crowley Tubing, to a joint venture, AIS Investment Holdings LLC (the "AVAIL JV") and sold a 60% interest in the AVAIL JV to Fernweh Group LLC ("Fernweh"). On September 30, 2022, the AVAIL JV was deconsolidated. Beginning October 1, 2022,

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company began accounting for its 40% interest in the AVAIL JV under the equity method of accounting. The AVAIL JV is included in the AZZ Infrastructure Solutions segment.
The divestiture of the AZZ Infrastructure Solutions segment represents an intentional strategic shift in our operations and will allow the Company to become a focused provider of coating and galvanizing solutions for critical applications. As a result, the results of the AIS segment were classified as discontinued operations in our condensed statements of operations and excluded from both continuing operations and segment results for the three and nine months ended November 30, 2022.
As part of recognizing the business as held for sale in accordance with GAAP, the Company was required to measure AIS at the lower of its carrying amount or fair value less cost to sell. As a result of this analysis, during fiscal 2023, the Company recognized a non-cash, pre-tax loss on disposal of $159.9 million, of which $45.0 million was recognized during the three months ended November 30, 2022, and $114.9 million was recognized during the second quarter of fiscal 2023. The loss is included in "Loss on disposal of discontinued operations" in the consolidated statements of operations. The loss was determined by comparing the fair value of the consideration received for the sale of a 60% interest in the AIS JV and the fair value of the Company’s retained 40% investment in the AIS JV with the net assets of the AIS JV immediately prior to the transaction. The fair value of the Company’s retained investment in the AIS JV was determined in a manner consistent with the transaction price received for the sale of the 60% interest in the AIS JV.
The results of operations from discontinued operations for the three and nine months ended November 30, 2022, have been reflected as discontinued operations in the consolidated statements of operations and consist of the following (in thousands):

	Three Months Ended	Nine Months Ended
	November 30, 2022	November 30, 2022
Sales	$42,300	$256,224
Cost of sales	35,020	202,707
Gross margin	7,280	53,517

Selling, general and administrative	4,074	26,186
Loss on disposal of discontinued operations	45,010	159,910
Operating loss from discontinued operations	(41,804)	(132,579)

Interest expense	2	8
Other (income) expense, net	2,002	6,270
Loss from discontinued operations before income tax	(43,808)	(138,857)
Income tax benefit	(4,827)	(25,910)
Net loss from discontinued operations	$(38,981)	$(112,947)
Loss per common share from discontinued operations:
Basic loss per share	$(1.57)	$(4.55)
Diluted loss per share	$(1.56)	$(4.52)
The depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the discontinued operations consist of the following (in thousands):

Nine Months Ended November 30, 2022
Depreciation and amortization	$7,279
Purchase of property, plant and equipment	4,831
Non-cash loss on disposal of discontinued operations	(159,910)
Gain on sale of property, plant and equipment	486

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Inventories

The following table summarizes the components of inventory (in thousands):

	As of
	November 30, 2023	February 28, 2023
Raw material	$120,761	$138,227
Work in process	1,587	1,558
Finished goods	4,389	4,135
Total inventories	$126,737	$143,920

5. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Numerator:
Net income from continuing operations	$26,890	$18,439	$83,744	$58,912
Dividends on preferred stock	(3,600)	(3,600)	(10,800)	(4,640)
Numerator for basic earnings per share continuing operations	$23,290	$14,839	$72,944	$54,272
Dividends on preferred stock	3,600	—	10,800	—
Numerator for diluted earnings per share continuing operations	$26,890	$14,839	$83,744	$54,272

Net loss from discontinued operations	$—	$(38,981)	$—	$(112,947)

Net income (loss) available to common shareholders	$23,290	$(24,142)	$72,944	$(58,675)
Dividends on preferred stock	3,600	—	10,800	—
Numerator for diluted earnings per share—net income (loss) available to common shareholders	$26,890	$(24,142)	$83,744	$(58,675)

Denominator:
Weighted average shares outstanding for basic earnings per share	25,077	24,867	25,024	24,804
Effect of dilutive securities:
Employee and director stock awards	136	128	137	180
Series A Convertible Preferred Stock	4,117	—	4,117	—
Denominator for diluted earnings per share	29,330	24,995	29,278	24,984

Basic earnings (loss) per share
Earnings per common share from continuing operations	$0.93	$0.60	$2.91	$2.19
Loss per common share from discontinued operations	$—	$(1.57)	$—	$(4.55)
Earnings (loss) per common share	$0.93	$(0.97)	$2.91	$(2.37)
Diluted earnings (loss) per share
Earnings per common share from continuing operations	$0.92	$0.59	$2.86	$2.17
Loss per common share from discontinued operations	$—	$(1.56)	$—	$(4.52)
Earnings (loss) per common share	$0.92	$(0.97)	$2.86	$(2.35)
For the three months ended November 30, 2023 and 2022, approximately 120,819 and 103,403 shares related to employee equity awards, respectively, were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive. For the nine months ended November 30, 2023 and 2022, 126,356 and 78,862 shares, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. In addition, all shares related to the Series A Convertible Preferred Stock (4.1 million weighted average shares) were excluded from the computation of diluted earnings per share for the three and nine months ended November 30, 2022, as their effect would have been anti-dilutive. These shares could be dilutive in future periods.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Sales
Disaggregated Sales
The following table presents disaggregated sales, for continuing operations, by customer industry (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Sales:
Construction	$214,081	$205,316	$637,035	$493,573
Industrial	35,489	37,330	118,273	118,457
Consumer	29,384	29,864	99,537	78,972
Transportation	35,871	33,597	107,734	98,715
Electrical/Utility	24,804	26,131	76,116	69,100
Other (1)	41,976	41,063	132,325	128,328
Total Sales	$381,605	$373,301	$1,171,020	$987,145

(1) Other includes less significant markets, such as agriculture, recreation, petro-chem, AZZ Tubular products and sales from recycling.
See also Note 8 for sales information by operating segment.
Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets (unbilled receivables), and contract liabilities (customer advances and deposits) on the consolidated balance sheets. Our contract assets and contract liabilities are primarily related to the AZZ Precoat Metals segment. Customer billing can occur subsequent to revenue recognition, resulting in contract assets. In addition, the Company can receive advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.
As of November 30, 2023 and February 28, 2023, the balance for contract assets was $75.7 million and $79.3 million, respectively, primarily related to the AZZ Precoat Metals segment. Contract liabilities of $1.0 million and $1.3 million as of November 30, 2023 and February 28, 2023, respectively, are included in "Other accrued liabilities" in the consolidated balance sheets.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Supplemental Cash Flow Information

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Nine Months Ended November 30,
	2023	2022
Decrease (increase) in current assets:
Accounts receivable, net	$13,922	$(6,927)
Other receivables	(4,033)	(9,503)
Inventories	17,191	(14,646)
Contract assets	1,136	(3,950)
Prepaid expenses and other	(1,304)	(6,195)
Increase (decrease) in current liabilities:
Accounts payable	8,654	(15,122)
Income taxes payable	(227)	(3,784)
Accrued expenses	3,480	25,158
Changes in current assets and current liabilities	$38,819	$(34,969)

Cash flows related to interest and income taxes were as follows (in thousands):

	Nine Months Ended November 30,
	2023	2022
Cash paid for interest	$74,993	$52,488
Cash paid for income taxes	17,683	15,627

Supplemental disclosures of non-cash investing and financing activities were as follows (in thousands):

	Nine Months Ended November 30,
	2023	2022
Issuance of preferred stock in exchange for convertible notes	$—	$233,722
Accrued dividends on preferred stock	2,400	4,640
Accruals for capital expenditures	4,768	960

8. Operating Segments
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
A summary of each of the Company's operating segments is as follows:

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AZZ Metal Coatings — provides hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries through facilities located throughout the United States and Canada. Hot-dip galvanizing is a metallurgical manufacturing process in which molten zinc reacts to steel. The zinc alloying provides corrosion protection and extends the life cycle of fabricated steel for several decades.
AZZ Precoat Metals — engages in the advanced application of protective and decorative coatings and related value-added manufacturing for steel and aluminum coil primarily serving the construction; appliance; heating, ventilation and air conditioning (HVAC); container; transportation and other end markets.
AZZ Infrastructure Solutions — consists of the equity in earnings of the Company's 40% investment in the AVAIL JV, as well as other expenses directly related to AIS receivables and liabilities that were retained following the divestiture of the AIS business. The AVAIL JV provides specialized products and services designed to support primarily industrial and electrical applications. The product offerings include custom switchgear, electrical enclosures, medium- and high-voltage bus ducts, explosion proof and hazardous duty lighting products. The AZZ Infrastructure Solutions segment also focuses on life-cycle extension for the power generation, refining and industrial infrastructure, through providing automated weld overlay solutions for corrosion and erosion mitigation.
Net income from continuing operations by segment for the three and nine months ended November 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended November 30, 2023
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)(3)	Total
Sales	$163,186	$218,419	$—	$—	$381,605
Cost of sales	115,952	177,504	—	—	293,456
Gross margin	47,234	40,915	—	—	88,149

Selling, general and administrative	9,392	8,163	290	17,480	35,325
Operating income (loss) from continuing operations	37,842	32,752	(290)	(17,480)	52,824

Interest expense	—	—	—	25,855	25,855
Equity in earnings of unconsolidated subsidiaries	—	—	(8,742)	—	(8,742)
Other expense	29	—	—	12	41
Income (loss) from continuing operations before income tax	$37,813	$32,752	$8,452	(43,347)	35,670
Income tax expense				8,780	8,780
Net income (loss) from continuing operations				$(52,127)	$26,890

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended November 30, 2023
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)(3)	Total
Sales	$501,816	$669,204	$—	$—	$1,171,020
Cost of sales	353,280	535,326	—	—	888,606
Gross margin	148,536	133,878	—	—	282,414

Selling, general and administrative	20,143	24,429	6,244	52,271	103,087
Operating income (loss) from continuing operations	128,393	109,449	(6,244)	(52,271)	179,327

Interest expense	—	—	—	82,331	82,331
Equity in earnings of unconsolidated subsidiaries	—	—	(11,136)	—	(11,136)
Other (income) expense	40	—	—	(49)	(9)
Income (loss) from continuing operations before income tax	$128,353	$109,449	$4,892	(134,553)	108,141
Income tax expense				24,397	24,397
Net income (loss) from continuing operations				$(158,950)	$83,744

(1) Infrastructure Solutions segment includes the Company’s equity in (earnings) loss from its investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained by the Company following the sale of the AIS business.

(2) Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(3) For fiscal year 2024, amortization expense for acquired intangible assets is included in Corporate expenses in "Selling, general and administrative" expense as these expenses are not allocated to the segments.

	Three Months Ended November 30, 2022
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)(3)	Total
Sales	$158,274	$215,027	$—	$—	$373,301
Cost of sales	120,134	180,085	—	—	300,219
Gross margin	38,140	34,942	—	—	73,082

Selling, general and administrative	4,594	13,889	—	9,206	27,689
Operating income (loss) from continuing operations	33,546	21,053	—	(9,206)	45,393

Interest expense	—	—	—	26,123	26,123
Equity in earnings of unconsolidated subsidiaries	—	—	(1,006)	—	(1,006)
Other income	(124)	—	—	(486)	(610)
Income (loss) from continuing operations before income tax	$33,670	$21,053	$1,006	(34,843)	20,886
Income tax expense				2,447	2,447
Net income (loss) from continuing operations				$(37,290)	$18,439

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended November 30, 2022
	Metal Coatings	Precoat Metals(4)	Infrastructure Solutions(1)	Corporate(2)(3)	Total
Sales	$487,567	$499,578	$—	$—	$987,145
Cost of sales	350,152	402,303	—	—	752,455
Gross margin	137,415	97,275	—	—	234,690

Selling, general and administrative	13,603	33,361	—	50,283	97,247
Operating income (loss) from continuing operations	123,812	63,914	—	(50,283)	137,443

Interest expense	—	—	—	61,739	61,739
Equity in earnings of unconsolidated subsidiaries	—	—	(1,006)	—	(1,006)
Other (income) expense	6	(41)	—	(547)	(582)
Income (loss) from continuing operations before income tax	$123,806	$63,955	$1,006	(111,475)	77,292
Income tax expense				18,380	18,380
Net income (loss) from continuing operations				$(129,855)	$58,912

(1) Infrastructure Solutions segment includes the Company’s equity in (earnings) loss from its investment in the AVAIL JV.
(2) Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(3) For fiscal year 2023, amortization expense for acquired intangible assets is included in Metal Coatings expenses in "Cost of sales" and in Precoat
    Metals in "Selling, general and administrative" expense.

(4) For the nine months ended November 30, 2022, Precoat Metals segment includes results from May 13, 2022 - November 30, 2022.
Asset balances by operating segment for each period were as follows (in thousands):

	As of
	November 30, 2023	February 28, 2023
Assets:
Metal Coatings	$559,149	$588,337
Precoat Metals	1,504,828	1,488,810
Infrastructure Solutions - Investment in Joint Venture	97,238	84,760
Corporate	47,541	59,572
Total assets	$2,208,756	$2,221,479

Financial Information About Geographical Areas
Financial information about geographical areas for the periods presented was as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Sales:
United States	$370,485	$363,660	$1,140,344	$951,855
Canada	11,120	9,641	30,676	35,290
Total	$381,605	$373,301	$1,171,020	$987,145

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of
	November 30, 2023	February 28, 2023
Property, plant and equipment, net:
United States	$506,070	$478,722
Canada	19,268	19,781
Total	$525,338	$498,503

9. Investments in Unconsolidated Entity
AVAIL JV
Following the sale of its 60% controlling interest in the AVAIL JV to Fernweh, AIS was deconsolidated and the Company began accounting for its 40% interest in the AVAIL JV under the equity method of accounting. The AVAIL JV is included in the AZZ Infrastructure Solutions segment. We record our equity in earnings in the AVAIL JV on a one-month lag to allow sufficient time to review and assess the joint venture’s effect on our reported results. As of November 30, 2023, our investment in the AVAIL JV is $97.2 million. We recorded $11.1 million of equity in earnings during the nine months ended November 30, 2023. The Company has a related-party payable with the AVAIL JV. As of November 30, 2023 and February 28, 2023, the balance was $4.6 million and $6.3 million, respectively,

Summarized Balance Sheet
As of
November 30, 2023(1)
Current assets	$273,535
Long-term assets	173,312
Total assets	$446,847
Current liabilities	102,225
Long-term liabilities	132,175
Total liabilities	$234,400
Total partners' capital	212,447
Total liabilities and partners' capital	$446,847

Summarized Operating Data
	Three Months Ended November 30, 2023(1)	Nine Months Ended November 30, 2023(1)
Sales	$127,156	$346,493
Gross profit	36,150	87,013
Net income	13,139	21,969

(1) The Company reports on a one-month lag basis; therefore, amounts in the summarized financials above are as of and for the three and nine months ended October 31, 2023. Amounts in the table above exclude certain adjustments made by the Company to record equity in earnings of the AVAIL JV, primarily related to goodwill amortization.

10. Derivative Instruments
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

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We manage our exposure to fluctuations in interest rates using a mix of fixed and variable-rate debt. We utilize interest rate swap agreements to change the variable interest rate to a fixed rate on a portion of our variable-rate debt. On September 27, 2022, the Company entered into an interest rate swap agreement with banks that are parties to the 2022 Credit Agreement. On October 7, 2022, the agreement was amended to change the SOFR-based component of the interest rate on a portion of our variable-rate debt to a fixed rate of 4.277%, resulting in a total fixed rate of 8.627% (the "2022 Swap"). On August 17, 2023, the Company repriced its Term Loan B, to which the 2022 Swap is related, to reduce the interest rate to SOFR + 3.75%. Following the repricing, the 2022 Swap has a total fixed rate of 8.027%. The 2022 Swap had an initial notional amount of $550.0 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases by a pro-rata portion of any quarterly principal payments made on the Term Loan B, and the current notional amount is $543.1 million. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates, for approximately one-half of the total amount of our variable-rate debt. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2022 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2022 Swap are recognized in interest expense.
At November 30, 2023, changes in fair value attributable to the effective portion of the 2022 Swap were included on the condensed consolidated balance sheets in accumulated other comprehensive income. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on our condensed consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value, to the extent effective, recognized in accumulated other comprehensive income until reclassified into earnings when the interest expense on the underlying debt is reflected in earnings. The portion of a cash flow hedge that does not offset the change in the fair value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. During the nine months ended November 30, 2023, we reclassified $3.5 million before income tax, or $2.5 million net of tax, from other comprehensive income to earnings.
11. Debt
The Company’s long-term debt instruments and balances outstanding for each of the periods presented (in thousands):

	As of
	November 30, 2023	February 28, 2023
Revolving Credit Facility	$10,000	$95,000
Term Loan B	1,030,250	1,030,250
Total debt, gross	$1,040,250	$1,125,250
Unamortized debt issuance costs	(60,246)	(67,130)
Total debt, net	980,004	1,058,120
Less current portion of long-term debt	—	—
Long-term debt, net	$980,004	$1,058,120
2022 Credit Agreement and Term Loan B

The Company has a credit agreement with a syndicate of financial institutions as lenders that was entered into on May 13, 2022 (the "2022 Credit Agreement"). On August 17, 2023, the Company repriced the $1.0 billion Term Loan B, which was outstanding under the 2022 Credit Agreement as of November 30, 2023. The repricing reduced the interest rate margin by 50 basis points to an interest rate of Secured Overnight Financing Rate ("SOFR") plus 3.75% and removed the Credit Spread Adjustment, as defined in the 2022 Credit Agreement, of 10 basis points.
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

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

iv.borrowings under the Term Loan B bear an interest rate of SOFR plus 3.75% (following the repricing on August 17, 2023 as noted above) and the Revolving Credit Facility bears an interest rate of SOFR plus 4.25% (as of November 30, 2023—see Note 18 for information related to the repricing of the Company’s Revolving Credit Facility on December 20, 2023);
v.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions; and,
vi.includes a maximum quarterly leverage ratio financial covenant, with reporting requirements to our banking group at each quarter-end.
The Company utilizes proceeds from the Revolving Credit Facility primarily to finance working capital needs, capital improvements, dividends, acquisitions and for general corporate purposes.
As defined in the credit agreement, quarterly prepayments were due against the outstanding principal of the Term Loan B and were payable on the last business day of each May, August, November and February, beginning August 31, 2022, in a quarterly aggregate principal amount of $3.25 million, with the entire remaining principal amount due on May 13, 2029, the maturity date. Additional prepayments made against the Term Loan B contribute to these required quarterly payments. Due to a prepayment of $240.0 million that the Company made on the Term Loan B during fiscal year 2023 in connection with the sale of the AIS business, the quarterly mandatory principal payment requirement has been met, and the quarterly payments of $3.25 million are not required at this time.
The weighted average interest rate for the Company's outstanding debt, including the Revolving Credit Facility and the Term Loan B, was 8.54% at November 30, 2023.
The Company's credit agreement required the Company to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 6.25 through November 2022. For each subsequent quarter, the maximum ratio decreases by 25 basis points through May 31, 2024, when the maximum Total Net Leverage Ratio reaches 4.5. As of November 30, 2023, the Company was required to maintain a Total Net Leverage Ratio no greater than 5.0. As of November 30, 2023, we were in compliance with all covenants or other requirements set forth in the debt agreements.
As of November 30, 2023, we had $1.04 billion of floating- and fixed-rate debt outstanding on the Revolving Credit Facility and the Term Loan B, with varying maturities through fiscal 2029. As of November 30, 2023, we are in compliance with each of the covenants related to these outstanding borrowings. Additionally, as of November 30, 2023, we had approximately $375.5 million of additional credit available for future draws or letters of credit.
Letters of Credit
As of November 30, 2023, we had total outstanding letters of credit in the amount of $14.5 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.
12. Fair Value Measurements
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

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Rate Swap Agreement
The Company’s derivative instrument consists of an interest rate swap contract, which is a Level 2 of the fair value hierarchy and included in "Other assets" in the condensed consolidated balance sheet as of November 30, 2023. See Note 10 for more information.
The Company’s financial instrument that is measured at fair value on a recurring basis as of November 30, 2023 and February 28, 2023 is as follows (dollars in thousands):

	Carrying Value				Carrying Value
	November 30,	Fair Value Measurements Using			February 28,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3	2023	Level 1	Level 2	Level 3
Assets (Liabilities):
Interest Rate Swap Agreement	$2,975	$—	$2,975	$—	$3,925	$—	$3,925	$—
Total Assets	$2,975				$3,925
Non-recurring Fair Value Measurements
Investment in Joint Venture
The fair value of the AVAIL JV that is accounted for under the equity method was determined based on the transaction price. Subsequent measurement of the fair value of the AVAIL JV is determined based on the income approach. The income approach uses discounted cash flow models that require various observable and non-observable inputs, such as operating margins, revenues, product costs, operating expenses, capital expenditures, terminal-year values and risk-adjusted discount rates. These valuations resulted in Level 3 nonrecurring fair value measurements. As of November 30, 2023, the estimated fair value of the investment in the AVAIL JV approximates the carrying value of $97.2 million.
Long-Term Debt
The fair value of the Company’s Term Loan B is based on quoted market prices in active markets and is included in the Level 1 fair value hierarchy. The fair value of the Company’s revolving credit facility is estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms and is included in the Level 2 fair value hierarchy. The principal amount of our outstanding debt was $1.04 billion and $1.13 billion at November 30, 2023 and February 28, 2023, respectively. The estimated fair value of our outstanding debt was $1.04 billion and $1.13 billion at November 30, 2023 and February 28, 2023, respectively.

13. Leases
The Company is a lessee under various leases for facilities and equipment. As of November 30, 2023, the Company was the lessee for 159 operating leases and 25 finance leases with terms of 12 months or more. Many of the operating leases either have renewal options of between one and five years or convert to month-to-month agreements at the end of the specified lease term.
The Company’s operating leases are primarily for (i) operating facilities, (ii) vehicles and equipment used in operations, (iii) facilities used for back-office functions and (iv) equipment used for back-office functions, and (v) temporary storage. The majority of the Company’s long-term lease expenses have both a fixed and variable component.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has a significant number of short-term leases, including month-to-month agreements. The Company's short-term lease agreements include expenses incurred hourly, daily, monthly and for other durations of time of one year or less. The Company’s future lease commitments as of November 30, 2023 do not reflect all of the Company’s short-term lease commitments.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table outlines the classification of the Company's right-of-use asset and lease liabilities in the balance sheets as of November 30, 2023 and February 28, 2023 (in thousands):

	Balance Sheet Classification	As of
		November 30, 2023	February 28, 2023
Assets
Right-of-use assets	Right-of-use assets	$22,830	$26,392
Liabilities
Operating lease liabilities ― short-term	Lease liability - short-term	$5,999	$6,119
Operating lease liabilities ― long-term	Lease liability - long-term	15,732	19,659
Finance lease liabilities ― short-term	Lease liability - short-term	454	284
Finance lease liabilities ― long-term	Lease liability - long-term	1,380	1,045
Supplemental information related to the Company's portfolio of operating leases from continuing operations was as follows (in thousands, except years and percentages):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Operating cash flows from operating leases included in lease liabilities	$1,811	$2,862	$5,471	$8,069
Lease liabilities obtained from new ROU assets - operating	60	2,396	1,942	4,938
Decrease in ROU assets related to lease terminations	—	—	(1,294)	—
Operating and financing cash flows from financing leases included in lease liabilities	130	70	330	182
Lease liabilities obtained from new ROU assets - financing	173	—	773	398

	As of
	November 30, 2023	February 28, 2023
Weighted-average remaining lease term - operating leases	4.29 years	5.04 years
Weighted-average discount rate - operating leases	4.44%	4.31%
Weighted-average remaining lease term - financing leases	4.25 years	4.61 years
Weighted-average discount rate - financing leases	5.66%	5.15%
The following table outlines the classification of lease expense related to operating leases from continuing operations, in the statements of operations (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Cost of sales	$2,997	$3,306	$9,234	$8,590
Selling, general and administrative	495	494	1,500	1,435
Total lease cost	$3,492	$3,800	$10,734	$10,025

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of November 30, 2023, maturities of the Company's lease liabilities were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2024	$1,787	$136	$1,923
2025	6,532	536	7,068
2026	5,583	459	6,042
2027	4,410	423	4,833
2028	2,441	349	2,790
2029	1,871	138	2,009
Thereafter	1,252	24	1,276
Total lease payments	$23,876	$2,065	$25,941
Less imputed interest	(2,145)	(231)	(2,376)
Total	$21,731	$1,834	$23,565
The Company subleases multiple buildings in Columbia, South Carolina to multiple subtenants. The Columbia sublease agreements are by and between AZZ Precoat Metals and multiple subtenants. Sublease income is recognized over the term of the sublease on a straight-line basis and is reported in the consolidated statement of operations in "Cost of sales." The Company recognized $0.3 million and $0.8 million of income from subleases during the three and nine months ended November 30, 2023, respectively.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes
Continuing Operations
The provision for income taxes from continuing operations reflects an effective tax rate of 24.6% for the three months ended November 30, 2023, compared to 11.7% for the three months ended November 30, 2022. The increase in the effective tax rate is attributable to a favorable adjustment in the prior year period due to the recognition of an outside basis difference related to the AVAIL JV.

The provision for income taxes from continuing operations reflects an effective tax rate of 22.6% for the nine months ended November 30, 2023, compared to 23.8% for the prior year comparable period. The decrease in the effective tax rate is attributable to an unfavorable adjustment in the prior year related to management fees recorded as a result of continuing operations versus discontinued operations reporting.
Discontinued Operations
The following table outlines income or loss and the related tax expense (benefit) from discontinued operations for the three and nine months ended November 30, 2022 (in thousands):

	Three Months Ended	Nine Months Ended
	November 30, 2022	November 30, 2022
Income from discontinued operations before income taxes	$1,202	$21,053
Income tax (expense) benefit	463	(3,927)
Income from discontinued operations, net of tax	$1,665	$17,126

Loss on disposal of discontinued operations	$(45,010)	$(159,910)
Income tax benefit	4,364	29,837
Loss on disposal of discontinued operations, net of tax	$(40,646)	$(130,073)

The provision for income taxes from discontinued operations reflects an effective tax rate of 11.0% and 18.7% for the three and nine months ended November 30, 2022.

15. Equity
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
As of both November 30, 2023 and February 28, 2023, the 240,000 shares of outstanding Series A Convertible Preferred Stock had accrued dividends of $2.4 million and could be converted into 4.1 million shares of common stock, at the option of the holder.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) ("AOCI"), after tax, for the three and nine months ended November 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended November 30,
	2023				2022
	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Total	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Total
Balance as of beginning of period	$(9,307)	$119	$3,374	$(5,814)	$(30,070)	$—	$—	$(30,070)
Other comprehensive income before reclassification	3,029	—	(115)	2,914	(5,019)	—	(3,512)	(8,531)
Amounts reclassified from AOCI	—	—	(1,057)	(1,057)	27,750	—	—	27,750
Net change in AOCI	3,029	—	(1,172)	1,857	22,731	—	(3,512)	19,219
Balance as of end of period	$(6,278)	$119	$2,202	$(3,957)	$(7,339)	$—	$(3,512)	$(10,851)

	Nine Months Ended November 30,
	2023				2022
	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Total	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Total
Balance as of beginning of period	$(7,571)	$119	$2,879	$(4,573)	$(27,324)	$—	$—	$(27,324)
Other comprehensive income before reclassification	1,293	—	1,867	3,160	(7,765)	—	(3,512)	(11,277)
Amounts reclassified from AOCI	—	—	(2,544)	(2,544)	27,750	—	—	27,750
Net change in AOCI	1,293	—	(677)	616	19,985	—	(3,512)	16,473
Balance as of end of period	$(6,278)	$119	$2,202	$(3,957)	$(7,339)	$—	$(3,512)	$(10,851)

16. Defined Benefit Pension Plan

Pension and Employee Benefit Obligations
In the Company's Precoat Metals segment, certain current or past employees participate in a defined benefit pension plan (the "Plan"). Prior to the Precoat Acquisition, benefit accruals were frozen for all participants. After the freeze, participants no longer accrued benefits under the Plan, and new hires of AZZ Precoat Metals are not eligible to participate in the Plan. As of November 30, 2023, the Plan was underfunded, and the Company has a pension liability of $31.6 million, which is included in "Other long-term liabilities" in the consolidated balance sheets and represents the underfunded portion of the Plan.
17. Commitments and Contingencies
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

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company’s prior-owned affiliate ₋ The Calvert Company entered into a series of commercial contracts in 2011 and 2015 to provide equipment and services to a power plant in Georgia. The general contractor on the project, WECTEC (a subsidiary of Westinghouse), filed bankruptcy in New York in March of 2017. The Company’s affiliate continued to perform work on the project for the owners/licensee under an interim bridge contract. We believe the affiliate was eventually terminated for convenience on the project, and the affiliate filed an adversary proceeding in bankruptcy court against WECTEC and the owners to collect all unpaid amounts. The owners of the Georgia power plant filed a countersuit in April of 2018. In connection with the Company selling the majority interest in the AIS business to Fernweh Group on September 30, 2022, the Company agreed to retain this lawsuit. After a long and protracted discovery process and motion practice, we determined in the quarter ended August 30, 2023 that the most favorable outcome to the Company to resolve the dispute may be a negotiated settlement. This decision was made in consideration of the expenses of a lengthy jury trial and potentially protracted appeal process; the resources necessary to continue the prosecution and defense of the case given the size of the discovery and the number of issues involved; the risk factors typically associated with jury verdicts in light of all of the political circumstances currently present in Georgia regarding the power plant; and the benefit of resolving a dispute whose genesis arose more than twelve years ago based solely upon risk avoidance, and not upon the merits of the case. During the third quarter of fiscal 2024, all of the parties entered into a confidential settlement agreement, with no parties admitting any guilt or negligence and the Company agreed to pay the owners/licensee $5.75 million on or around January 15, 2024 to resolve all outstanding matters related to the dispute. In addition, the agreement included the forgiveness of the Company's receivable from WECTEC of $3.7 million, which was fully reserved by the Company. This settlement of $5.75 million was accrued during the second quarter of fiscal year 2024, and is included in "Selling, general and administrative" expense in the consolidated statement of operations for the nine months ended November 30, 2023 and in "Other accrued liabilities" in the consolidated balance sheet as of November 30, 2023. The settlement was included in the AZZ Infrastructure Solutions segment, and the settlement payment will be made in the fourth quarter of fiscal 2024.

In 2017, Southeast Texas Industries, Inc. (“STI”) filed a breach of contract lawsuit against the Company in the 1st District Court of Jasper County, Texas (the “Court”). In 2020, the Company filed a counter suit against STI for amounts due to the Company for work performed. The parties unsuccessfully mediated the case in November 2021. On October 16, 2023, the case went to trial, and on October 27, 2023, the jury rendered a verdict in favor of STI and against AZZ Beaumont in the amount of $4.5 million in damages for breach of contract and breach of express warranty. After a final judgment amount is entered with the Court, the Company expects to pursue all available appellate options as the Company believes it has strong grounds for appeal, which may take up to 2 years. As of November 30, 2023, the Company has recorded a legal accrual of $4.5 million, which is included in "Other accrued liabilities" on our consolidated balance sheets, reflecting the Company's best estimate of the probable loss. It is reasonably possible that our estimate of the probable loss may change after: (i) the hearing on attorney fees, which is currently scheduled for January 26, 2024; (ii) after the Judge renders a final judgement; or (iii) throughout the appellate process. The Company expects to purchase a supersedeas bond to cover the final judgment amount throughout the duration of the appellate process.
A litigation matter between the Company and a previous customer of an affiliate of the AIS business, which was retained following the disposition of the AIS business, is scheduled to go to trial during the fourth quarter of fiscal 2024. The Company is the Plaintiff and believes that it will be able to recover its damages against the Defendant. As of November 30, 2023, the Company has a receivable due from the Defendant, net of allowance, of $5.2 million, which is included in "Accounts receivable, net" in the consolidated balance sheets, which the Company believes is collectible. However, neither the likelihood of an unfavorable outcome nor the ultimate collectability of this receivable, if any, can be determined at this time.
Environmental
The Company assumed certain environmental liabilities as part of the Precoat Acquisition described in Note 2. As of November 30, 2023, the reserve balance for environmental liabilities was $22.0 million, of which $3.2 million is classified as current. Environmental remediation liabilities include costs directly associated with site investigation and clean up, such as materials, external contractor costs, legal and consulting expenses and incremental internal costs directly related to ongoing remediation plans. Estimates used to record environmental remediation liabilities are based on the Company's best estimate of

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

probable future costs based on site-specific facts and circumstances known at the time of the estimate and these estimates are updated on a quarterly basis. Estimates of the cost for the potential or ongoing remediation plans are developed using internal resources and third-party environmental engineers and consultants.
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
Capital Commitments—Greenfield Aluminum Coil Coating Facility
We are expanding our coatings capabilities by constructing a new 25-acre aluminum coil coating facility in Washington, Missouri that is expected to be operational in 2025. The new facility will be included in the AZZ Precoat Metals segment and is supported by a take-or-pay contract for approximately 75% of the output from the new plant. We expect to spend approximately $125.8 million in progress payments over the estimated two-year construction timeline and we currently have capital commitments of approximately $48.4 million. We expect to pay approximately $71.2 million in fiscal 2024, of which $33.6 million was paid during the current nine-month period. The remaining payments in fiscal 2024 are expected to be funded through cash flows from operations and borrowings under the Revolving Credit Facility. The project is not expected to result in a material adverse effect on our business, results of operations, cash flow or financial condition.

18. Subsequent Events

On December 20, 2023, the Company repriced the $400.0 million Revolving Credit Facility, which was outstanding under the 2022 Credit Agreement. The repricing converted from a rate of SOFR + 425 plus a Credit Spread Adjustment of 10 basis points, to a tiered rate ranging from SOFR plus 275 - 350 basis points, depending on the Company's net leverage ratio, with no Credit Spread Adjustment.

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

RESULTS OF OPERATIONS

Overview
We are a provider of hot-dip galvanizing and coil coating solutions to a broad range of end-markets, predominantly in North America. We operate three distinct business segments, the AZZ Metal Coatings segment, the AZZ Precoat Metals segment, and the AZZ Infrastructure Solutions segment. For the three and nine months ended November 30, 2023, the AZZ Infrastructure Solutions segment consists of the Company's 40% investment in the AVAIL JV. For the three and nine months ended November 30, 2022, the AZZ Infrastructure Solutions segment includes the results of operations of the AIS business prior to the divestiture of the AVAIL JV. See Note 3 of our consolidated financial statements for more information about the divestiture of the AVAIL JV. Our discussion and analysis of financial condition and results of operations is divided by each of our segments, along with corporate costs and other costs not specifically identifiable to a segment. For a reconciliation of segment operating income to consolidated operating income, see Note 8 to the consolidated financial statements. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment.  We use sales and operating income by segment to evaluate the performance of our segments.  Segment operating income consists of sales less cost of sales and selling, general and administrative expenses that are specifically identifiable to a segment.

QUARTER ENDED NOVEMBER 30, 2023 COMPARED TO THE QUARTER ENDED NOVEMBER 30, 2022

Segment Sales and Operating Income from Continuing Operations
The following table reflects the breakdown of net income from continuing operations by segment (in thousands):

	Three Months Ended November 30, 2023
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)(3)	Total
Sales	$163,186	$218,419	$—	$—	$381,605
Cost of sales	115,952	177,504	—	—	293,456
Gross margin	47,234	40,915	—	—	88,149

Selling, general and administrative	9,392	8,163	290	17,480	35,325
Operating income (loss) from continuing operations	37,842	32,752	(290)	(17,480)	52,824

Interest expense	—	—	—	25,855	25,855
Equity in earnings of unconsolidated subsidiaries	—	—	(8,742)	—	(8,742)
Other expense	29	—	—	12	41
Income (loss) from continuing operations before income tax	$37,813	$32,752	$8,452	(43,347)	35,670
Income tax expense				8,780	8,780
Net income (loss) from continuing operations				$(52,127)	$26,890

(1) Infrastructure Solutions segment includes the Company’s equity in (earnings) loss from its investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained by the Company following the sale of the AIS business.

(2) Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(3) For fiscal year 2024, amortization expense for acquired intangible assets is included in Corporate expenses in "Selling, general and administrative" expense as these expenses are not allocated to the segments.

	Three Months Ended November 30, 2022
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)(3)	Total
Sales	$158,274	$215,027	$—	$—	$373,301
Cost of sales	120,134	180,085	—	—	300,219
Gross margin	38,140	34,942	—	—	73,082

Selling, general and administrative	4,594	13,889	—	9,206	27,689
Operating income (loss) from continuing operations	33,546	21,053	—	(9,206)	45,393

Interest expense	—	—	—	26,123	26,123
Equity in earnings of unconsolidated subsidiaries	—	—	(1,006)	—	(1,006)
Other income	(124)	—	—	(486)	(610)
Income (loss) from continuing operations before income tax	$33,670	$21,053	$1,006	(34,843)	20,886
Income tax expense				2,447	2,447
Net income (loss) from continuing operations				$(37,290)	$18,439

(1) Infrastructure Solutions segment includes the Company’s equity in (earnings) loss from its investment in the AVAIL JV.
(2) Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(3) For fiscal year 2023, amortization expense for acquired intangible assets is included in Metal Coatings expenses in "Cost of sales" and in Precoat
    Metals in "Selling, general and administrative" expense.

Sales
For the three months ended November 30, 2023 (the "current quarter"), consolidated sales increased $8.3 million, or 2.2%, compared to the three months ended November 30, 2022 (the "prior year quarter"). Sales for the AZZ Metal Coatings segment increased $4.9 million, or 3.1%, for the current quarter, compared to the prior year quarter. The increase was primarily due to an increase in the selling price, partially offset by a lower volume of steel processed during the quarter. Sales for the AZZ Precoat Metals segment increased $3.4 million, or 1.6% for the current quarter. The increase is primarily due to an increase in selling price, partially offset by a lower volume of coil coated in the current period.
Operating Income
For the current quarter, consolidated operating income increased $7.4 million, or 16.4%, compared to the prior year quarter.
Operating income for the AZZ Metal Coatings segment increased $4.3 million, or 12.8% for the current quarter, compared to the prior year quarter. The current quarter increase was due to increased sales as described above, coupled with lower cost of sales, partially offset by higher selling, general and administrative expenses. The decrease in cost of sales of $4.2 million was primarily due to lower zinc and overhead costs, and a change in classification of amortization of intangible assets of $1.9 million, partially offset by an increase in labor costs. Selling, general and administrative expense increased due to the recognition of a $4.5 million legal accrual, and the change in classification of certain compensation and information technology costs of $0.7 million, to the AZZ Metal Coatings segment, from the Corporate segment.

Operating income for the AZZ Precoat Metals segment increased $11.7 million, or 55.6% for the current quarter. The increase is primarily due to: lower applied cost of sales (primarily driven by improved efficiencies which offset higher cost of labor and materials, as well as lower freight costs); lower selling, general and administrative expense (primarily salaries and wages and the change in classification of amortization of intangible assets of $4.3 million); and the increase in sales as described above.
Operating income for the AZZ Infrastructure Solutions segment decreased $0.3 million, due to legal expenses.
Corporate Expenses
Corporate selling, general and administrative expenses increased $8.3 million, or 89.9%, for the current quarter, compared to the prior year quarter. The increase is primarily due to: amortization expense of $5.9 million related to all intangible assets, which is included in corporate expense in the current quarter, and allocated to the segments in the prior year quarter; a decrease in income from the transition services agreement associated with the AVAIL JV; and employee-related costs; partially offset by the allocation of certain compensation and information technology costs to the segments, that were previously included in corporate expenses.
Interest Expense
Interest expense for the current quarter decreased $0.3 million, to $25.9 million, compared to $26.1 million for the prior year quarter. The decrease in interest expense is primarily attributable to a decrease in the weighted average debt outstanding, partially offset by an increase in interest rates on our outstanding debt.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated subsidiaries for the current quarter increased $7.7 million, to $8.7 million, compared to $1.0 million in the prior year quarter. The increase is primarily due to higher earnings from the AVAIL JV, and three months of equity in earnings in the current quarter, compared to one month in the prior year quarter, as the AVAIL JV equity in earnings are recorded on a one-month lag.
See Note 9 of our consolidated financial statements for more information about the AVAIL JV.
Income Taxes
The provision for income taxes from continuing operations reflects an effective tax rate of 24.6% for the three months ended November 30, 2023, compared to 11.7% for the three months ended November 30, 2022. The increase in the effective tax rate is attributable to a favorable adjustment in the prior year period due to the recognition of an outside basis difference related to the AVAIL JV.

Income from Discontinued Operations
The results of our AZZ Infrastructure Solutions segment were classified as discontinued operations in our condensed consolidated statements of operations and excluded from continuing operations for all periods presented. The results of operations from discontinued operations for the three months ended November 30, 2022 consist of the following (in thousands):

Three Months Ended
November 30, 2022
Sales	$42,300
Cost of sales	35,020
Gross margin	7,280

Selling, general and administrative	4,074
Loss on disposal of discontinued operations	45,010
Operating loss from discontinued operations	(41,804)

Interest expense	2
Other (income) expense, net	2,002
Loss from discontinued operations before income tax	(43,808)
Income tax benefit	(4,827)
Net loss from discontinued operations	$(38,981)

See Note 3 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

NINE MONTHS ENDED NOVEMBER 30, 2023 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 2022

Segment Sales and Operating Income from Continuing Operations
The following table reflects the breakdown of net income from continuing operations by segment (in thousands):

	Nine Months Ended November 30, 2023
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)(3)	Total
Sales	$501,816	$669,204	$—	$—	$1,171,020
Cost of sales	353,280	535,326	—	—	888,606
Gross margin	148,536	133,878	—	—	282,414

Selling, general and administrative	20,143	24,429	6,244	52,271	103,087
Operating income (loss) from continuing operations	128,393	109,449	(6,244)	(52,271)	179,327

Interest expense	—	—	—	82,331	82,331
Equity in earnings of unconsolidated subsidiaries	—	—	(11,136)	—	(11,136)
Other (income) expense	40	—	—	(49)	(9)
Income (loss) from continuing operations before income tax	$128,353	$109,449	$4,892	(134,553)	108,141
Income tax expense				24,397	24,397
Net income (loss) from continuing operations				$(158,950)	$83,744

(1) Infrastructure Solutions segment includes the Company’s equity in (earnings) loss from its investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained by the Company following the sale of the AIS business.

(2) Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(3) For fiscal year 2024, amortization expense for acquired intangible assets is included in Corporate expenses in "Selling, general and administrative" expense as these expenses are not allocated to the segments.

	Nine Months Ended November 30, 2022
	Metal Coatings	Precoat Metals(4)	Infrastructure Solutions(1)	Corporate(2)(3)	Total
Sales	$487,567	$499,578	$—	$—	$987,145
Cost of sales	350,152	402,303	—	—	752,455
Gross margin	137,415	97,275	—	—	234,690

Selling, general and administrative	13,603	33,361	—	50,283	97,247
Operating income (loss) from continuing operations	123,812	63,914	—	(50,283)	137,443

Interest expense	—	—	—	61,739	61,739
Equity in earnings of unconsolidated subsidiaries	—	—	(1,006)	—	(1,006)
Other (income) expense	6	(41)	—	(547)	(582)
Income (loss) from continuing operations before income tax	$123,806	$63,955	$1,006	(111,475)	77,292
Income tax expense				18,380	18,380
Net income (loss) from continuing operations				$(129,855)	$58,912

(1) Infrastructure Solutions segment includes the Company’s equity in (earnings) loss from its investment in the AVAIL JV.
(2) Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(3) For fiscal year 2023, amortization expense for acquired intangible assets is included in Metal Coatings expenses in "Cost of sales" and in Precoat
    Metals in "Selling, general and administrative" expense.

(4) For the nine months ended November 30, 2022, Precoat Metals segment includes results from May 13, 2022 - November 30, 2022.

Sales
For the nine months ended November 30, 2023 (the "current nine-month period"), consolidated sales increased $183.9 million, or 18.6%, compared to the nine months ended November 30, 2022 (the "prior year nine-month period"). Sales for the AZZ Metal Coatings segment increased $14.2 million, or 2.9%, for the current nine-month period, compared to the prior year nine-month period. The increase in sales was primarily due to an increase in the volume of steel processed during the period, and improved price realization for our superior quality and service. Sales for the AZZ Precoat Metals segment increased $169.6 million, or 34.0% for the current nine-month period, primarily due to: the current year including a full nine-month period compared to the period from May 13, 2022 through November 30, 2023 for the prior year nine-month period, which contributed $178.4 million in sales, partially offset by a decrease of $8.8 million in sales due to lower volume of coil coated, partially offset by an increase in selling price.
Operating Income
For the current nine-month period, consolidated operating income increased $41.9 million, or 30.5%, compared to the prior year nine-month period.
Operating income for the AZZ Metal Coatings segment increased $4.6 million, or 3.7% for the current nine-month period, compared to the prior year nine-month period. The increase was due to improved sales as described above offset by higher cost of sales and higher selling, general and administrative expenses. Cost of sales increased $3.1 million, primarily due to higher labor and overhead costs, partially offset by a change in classification of amortization of intangible assets of $5.4 million and a decrease in zinc costs. Selling, general and administrative expense increased due to the recognition of a $4.5 million legal accrual, and the change in classification of certain compensation and information technology costs of $2.0 million to the AZZ Metal Coatings segment, from the Corporate segment.
Operating income for the AZZ Precoat Metals segment increased $45.5 million, or 71.2%. The increase is primarily due to the inclusion of a full 1st quarter of fiscal 2024 compared to a partial fiscal quarter of 2023, which contributed $31.0 million, and increases in operating income for the 2nd and 3rd quarters of current nine-month period compared to the prior year nine-month period. The increases in the 2nd and 3rd quarters were due to: lower applied cost of sales (primarily driven by improved efficiencies which offset higher cost of labor and materials, as well as lower freight costs); lower selling, general and administrative expense (primarily salaries and wages and the change in classification of amortization of intangible assets of $12.2 million); and the increase in sales as described above.
Operating income for the AZZ Infrastructure Solutions segment decreased $6.2 million, due to a legal settlement of $5.75 million and legal expenses associated with the settlement and other matters.
Corporate Expenses
Corporate selling, general and administrative expenses increased $2.0 million, or 4.0%, for the current nine-month period, compared to the prior year nine-month period. The increase is primarily due to: amortization expense of $18.1 million related to all intangible assets, which is included in corporate expense in the current nine-month period, and allocated to the segments in the prior year nine-month period; a decrease in transition services agreement fees associated with the AVAIL JV; and employee-related costs. These increases were offset by a decrease in acquisition costs of $15.3 million incurred in the prior year nine-month period and the allocation of certain compensation and information technology costs to the segments in the current nine-month period, that were previously included in corporate expenses.
Interest Expense
Interest expense for the current nine-month period increased $20.6 million, to $82.3 million, compared to $61.7 million for the prior year nine-month period. The increase in interest expense is attributable to the debt that was obtained in conjunction with the Precoat Acquisition, which was outstanding for the full current nine-month period, compared to the prior year, as well as higher rates of interest on our borrowings.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated subsidiaries for the current nine-month period increased $10.1 million, to $11.1 million, compared to $1.0 million in the prior year nine-month period. The increase is primarily due to higher earnings from the AVAIL JV, and nine months of equity in earnings in the current nine-month period, compared to one month in the prior year nine-month period, as the AVAIL JV equity in earnings are recorded on a one-month lag. See Note 9 of our consolidated financial statements for more information about the AVAIL JV.

Income Taxes
The provision for income taxes from continuing operations reflects an effective tax rate of 22.6% for the nine months ended November 30, 2023, compared to 23.8% for the prior year comparable period. The decrease in the effective tax rate is attributable to an unfavorable adjustment in the prior year related to management fees recorded as a result of continuing operations versus discontinued operations reporting.
Income from Discontinued Operations, net of tax
The results of our AZZ Infrastructure Solutions segment were classified as discontinued operations in our condensed consolidated statements of operations and excluded from continuing operations for all periods presented. The results of operations from discontinued operations for the prior year nine-month period consist of the following (in thousands):

Nine Months Ended
November 30, 2022
Sales	$256,224
Cost of sales	202,707
Gross margin	53,517

Selling, general and administrative	26,186
Loss on disposal of discontinued operations	159,910
Operating loss from discontinued operations	(132,579)

Interest expense	8
Other (income) expense, net	6,270
Loss from discontinued operations before income tax	(138,857)
Income tax benefit	(25,910)
Net loss from discontinued operations	$(112,947)
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
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended November 30,
	2023	2022
Net cash provided by operating activities of continuing operations	$180,928	$68,622
Net cash used in investing activities of continuing operations	(66,853)	(1,207,653)
Net cash provided by (used in) financing activities of continuing operations	(109,444)	1,005,456

Net cash provided by operating activities from discontinued operations	—	7,973
Net cash used in investing activities from discontinued operations	—	(3,991)
Net cash provided by financing activities from discontinued operations	—	120,000

Working Capital	192,728	230,176
Net cash provided by operating activities of continuing operations for the nine-month period was $180.9 million compared to $68.6 million for the prior year nine-month period. The increase in cash provided by operating activities is primarily attributable to increases in net income from continuing operations and in depreciation and amortization, a decrease in deferred income taxes and increases from changes in working capital in the current nine-month period compared to the prior year nine-month period. Changes in current assets and current liabilities increased cash provided by operating activities by $73.8 million, due to decreases in accounts receivable, other receivables, inventories and prepaid expenses and increases in accounts payable, partially offset by decreases in other accrued liabilities. Net cash provided by operating activities from discontinued operations was $8.0 million for the prior year nine-month period.
Net cash used in investing activities of continuing operations for the nine-month period was $66.9 million compared to $1.21 billion for the prior year nine-month period. The decrease in cash used in investing activities for the current quarter was attributable to the Precoat Acquisition completed in the first quarter of fiscal 2023. In the current year, cash used in investing activities was primarily due to cash used for capital expenditures and increased from the prior year nine-month period due to the construction of the coil coating facility in Washington, Missouri. Net cash used in investing activities from discontinued operations was $4.0 million for the prior year nine-month period.
Net cash used in financing activities of continuing operations for the nine-month period was $109.4 million compared to net cash provided by financing activities of $1.01 billion for the prior year nine-month period. The decrease in cash from financing activities during the current quarter was primarily attributable to proceeds from long-term debt in the prior year nine-month period, which were used to fund the Precoat Acquisition.
Financing and Capital
2022 Credit Agreement and Term Loan B

The Company has a credit agreement with a syndicate of financial institutions as lenders that was entered into on May 13, 2022 (the "2022 Credit Agreement"). On August 17, 2023, the Company repriced the $1.0 billion Term Loan B, which was outstanding under the 2022 Credit Agreement as of November 30, 2023. The repricing reduced the interest rate margin by 50 basis points to an interest rate of Secured Overnight Financing Rate ("SOFR") plus 3.75% and removed the Credit Spread Adjustment, as defined in the 2022 Credit Agreement, of 10 basis points.

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
iv.borrowings under the Term Loan B bear an interest rate of SOFR plus 3.75% (following the repricing on August 17, 2023 as noted above) and the Revolving Credit Facility bears an interest rate of SOFR plus 4.25% (as of November 30, 2023—see below for information related to the repricing of the Company’s Revolving Credit Facility on December 20, 2023);
v.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions; and,
vi.includes a maximum quarterly leverage ratio financial covenant, with reporting requirements to our banking group at each quarter-end.

On December 20, 2023, the Company repriced the $400.0 million Revolving Credit Facility, which was outstanding under the 2022 Credit Agreement. The repricing converted from a rate of SOFR + 425 plus a Credit Spread Adjustment of 10 basis points, to a tiered rate ranging from SOFR plus 275 - 350 basis points, depending on the Company's net leverage ratio, with no Credit Spread Adjustment.

The Company utilizes proceeds from the Revolving Credit Facility primarily to finance working capital needs, capital improvements, dividends, acquisitions and for general corporate purposes.
As defined in the credit agreement, quarterly prepayments were due against the outstanding principal of the Term Loan B and were payable on the last business day of each May, August, November and February, beginning August 31, 2022, in a quarterly aggregate principal amount of $3.25 million, with the entire remaining principal amount due on May 13, 2029, the maturity date. Additional prepayments made against the Term Loan B contribute to these required quarterly payments. Due to a prepayment of $240.0 million that the Company made on the Term Loan B during fiscal year 2023 in connection with the sale of the AIS business, the quarterly mandatory principal payment requirement has been met, and the quarterly payments of $3.25 million are not required at this time.
The weighted average interest rate for the Company's outstanding debt, including the Revolving Credit Facility and the Term Loan B, was 8.54% at November 30, 2023.
The Company's credit agreement required the Company to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 6.25 through November 2022. For each subsequent quarter, the maximum ratio decreases by 25 basis points through May 31, 2024, when the maximum Total Net Leverage Ratio reaches 4.5. As of November 30, 2023, the Company was required to maintain a Total Net Leverage Ratio no greater than 5.0. As of November 30, 2023, we were in compliance with all covenants or other requirements set forth in the debt agreements.

As of November 30, 2023, we had $1.04 billion of floating- and fixed-rate debt outstanding on the Revolving Credit Facility and the Term Loan B, with varying maturities through fiscal 2029. As of November 30, 2023, we are in compliance with each of the covenants related to these outstanding borrowings. Additionally, as of November 30, 2023, we had approximately $375.5 million of additional credit available for future draws or letters of credit.
Letters of Credit
As of November 30, 2023, we had total outstanding letters of credit in the amount of $14.5 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.
Interest Rate Swap
We manage our exposure to fluctuations in interest rates using a mix of fixed and variable-rate debt. We utilize interest rate swap agreements to change the variable interest rate to a fixed rate on a portion of our variable-rate debt. On September 27, 2022, the Company entered into an interest rate swap agreement with banks that are parties to the 2022 Credit Agreement. On October 7, 2022, the agreement was amended to change the SOFR-based component of the interest rate on a portion of our variable-rate debt to a fixed rate of 4.277%, resulting in a total fixed rate of 8.627% (the "2022 Swap"). On August 17, 2023, the Company repriced its Term Loan B, to which the 2022 Swap is related, to reduce the interest rate to SOFR + 3.75%. Following the repricing, the 2022 Swap has a total fixed rate of 8.027%. The 2022 Swap had an initial notional amount of $550.0 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases by a pro-rata portion of any quarterly principal payments made on the Term Loan B, and the current notional amount is $543.1 million. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates, for approximately one-half of the total amount of our variable-rate debt. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2022 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2022 Swap are recognized in interest expense.
Greenfield Aluminum Coil Coating Facility

We are expanding our coatings capabilities by constructing a new 25-acre aluminum coil coating facility in Washington, Missouri that is expected to be operational in 2025. The new facility will be included in the AZZ Precoat Metals segment and is supported by a take-or-pay contract for approximately 75% of the output from the new plant. We expect to spend approximately $125.8 million in progress payments over the estimated two-year construction timeline and we currently have capital commitments of approximately $48.4 million. We expect to pay approximately $71.2 million in fiscal 2024, of which $33.6 million was paid during the current nine-month period. The remaining payments in fiscal 2024 are expected to be funded through cash flows from operations and borrowings under the Revolving Credit Facility. The project is not expected to result in a material adverse effect on our business, results of operations, cash flow or financial condition.
Share Repurchase Program
During the nine months ended November 30, 2023 and 2022, to prioritize repayments of debt, including debt incurred to finance the Precoat Acquisition, the Company did not repurchase shares of common stock under the 2020 Share Authorization. The Company has $84.0 million that may be used to purchase shares. See Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”
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
Off Balance Sheet Arrangements and Contractual Obligations
As of November 30, 2023, the Company did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
As of November 30, 2023, we had outstanding letters of credit in the amount of $14.5 million. These letters of credit are issued for a number of reasons, but are most commonly issued to support collateral requirements with insurance companies.
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
In calculating adjusted net income and adjusted earnings per share, management excludes intangible asset amortization, acquisition expenses, transaction related expenses and certain legal settlements and accruals. Management also provides EBITDA and Adjusted EBITDA, which are non-GAAP measures. Management defines EBITDA as earnings excluding depreciation, amortization, interest, and provision for income taxes. Adjusted EBITDA is defined as earnings excluding depreciation, amortization, interest, provision for income taxes, acquisition expenses, transaction related expenses and certain legal settlements and accruals. Management believes EBITDA and Adjusted EBITDA are used by investors to analyze operating performance and evaluate the Company's ability to incur and service debt and its capacity for making capital expenditures in the future. EBITDA and Adjusted EBITDA are also useful to investors to help assess the Company's estimated enterprise value. In addition, management believes that the adjustments shown below are useful to investors in order to allow them to compare the Company's financial results during the periods shown without the effect of each of these adjustments.
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
The following tables provide a reconciliation for the three and nine months ended November 30, 2023 and 2022 between the various measures calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

Adjusted Net Income and Adjusted Earnings Per Share from Continuing Operations

	Three Months Ended November 30,				Nine Months Ended November 30,
	2023		2022		2023		2022
	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)
Net income from continuing operations	$26,890		$18,439		$83,744		$58,912
Less: preferred stock dividends	(3,600)		(3,600)		(10,800)		(4,640)
Net income from continuing operations available to common shareholders	23,290		14,839		72,944		54,272
Impact of after-tax interest expense for convertible notes	—		—		—		—
Impact of preferred stock dividends	3,600		—		10,800		—
Net income and diluted earnings per share from continuing operations(2)	26,890	$0.92	14,839	$0.59	83,744	$2.86	54,272	$2.17
Impact of preferred stock dividends	—		—		—		4,640
Net income and diluted earnings per share from continuing operations for Adjusted net income calculation(2)	26,890	0.92	14,839	0.59	83,744	2.86	58,912	2.10
Adjustments:
Acquisition and transaction-related expenditures(3)	—	—	—	—	—	—	15,320	0.55
Amortization of intangible assets	5,872	0.20	6,133	0.25	18,108	0.62	17,615	0.63
Legal settlement and accrual(4)	4,500	0.15	—	—	10,250	0.35	—	—
Subtotal	10,372	0.35	6,133	0.25	28,358	0.97	32,935	1.18
Tax impact(5)	(2,489)	(0.08)	(1,472)	(0.06)	(6,806)	(0.23)	(7,904)	(0.28)
Total adjustments	7,883	0.27	4,661	0.19	21,552	0.74	25,031	0.90
Adjusted net income and adjusted earnings per share from continuing operations	$34,773	$1.19	$19,500	$0.78	$105,296	$3.60	$83,943	$3.00

Weighted average shares outstanding - Diluted		29,330		24,995		29,278		28,022

(1) Earnings per share amounts included in the table above may not sum due to rounding differences. Year-to-date earnings per share does not always represent the sum of the quarters' earnings per share when the preferred shares for any quarter in the year-to-date period are anti-dilutive.
(2) For the nine months ended November 30, 2022, the calculation of diluted earnings per share is based on weighted average shares outstanding of 24,984, as the preferred shares are anti-dilutive for this calculation. The calculation of adjusted diluted earnings per share is based on weighted average shares outstanding of
28,022, as the preferred shares are dilutive for this calculation. Adjusted net income for adjusted earnings per share also includes the addback of preferred dividends.
(3) Includes Corporate expenses related to the Precoat Metals acquisition and the divestiture of AZZ Infrastructure Solutions business into the AVAIL JV.
(4) For the three months ended November 30, 2023, represents a legal accrual related to the Metal Coatings segment of $4.5 million. For the nine months ended
November 20, 2023, consists of the $4.5 million accrual for the Metal Coatings segment and $5.75 million for the settlement of a litigation matter related to the AIS segment that was retained following the sale of the AIS business. See Note 17.
(5) The non-GAAP effective tax rate for each of the periods presented is estimated at 24.0%.

Adjusted EBITDA from Continuing Operations

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Net income from continuing operations	$26,890	$18,439	$83,744	$58,912
Interest expense	25,855	26,123	82,331	61,739
Income tax expense	8,780	2,447	24,397	18,380
Depreciation and amortization	20,357	21,938	59,034	55,813
Adjustments:
Acquisition and transaction-related expenditures	—	—	—	15,320
Legal settlement and accrual	4,500	—	10,250	—
Adjusted EBITDA from continuing operations	$86,382	$68,947	$259,756	$210,164

Adjusted EBITDA from Continuing Operations by Segment

A reconciliation of adjusted EBITDA by segment to net income from continuing operations is as follows (in thousands):

	Three Months Ended November 30, 2023
	Metal Coatings	Precoat Metals	Infrastructure Solutions	Corporate	Total
Net income (loss) from continuing operations	$37,813	$32,752	$8,452	$(52,127)	$26,890
Interest expense	—	—	—	25,855	25,855
Income tax expense	—	—	—	8,780	8,780
Depreciation and amortization	6,678	7,501	—	6,178	20,357
Adjustments:
Legal accrual	4,500	—	—	—	4,500
Adjusted EBITDA from continuing operations	$48,991	$40,253	$8,452	$(11,314)	$86,382

	Nine Months Ended November 30, 2023
	Metal Coatings	Precoat Metals	Infrastructure Solutions	Corporate	Total
Net income (loss) from continuing operations	$128,353	$109,449	$4,892	$(158,950)	$83,744
Interest expense	—	—	—	82,331	82,331
Income tax expense	—	—	—	24,397	24,397
Depreciation and amortization	19,647	20,407	—	18,980	59,034
Adjustments:
Legal settlement and accrual	4,500	—	5,750	—	10,250
Adjusted EBITDA from continuing operations	$152,500	$129,856	$10,642	$(33,242)	$259,756

	Three Months Ended November 30, 2022
	Metal Coatings	Precoat Metals	Infrastructure Solutions	Corporate	Total
Net income (loss) from continuing operations	$33,670	$21,053	$1,006	$(37,290)	$18,439
Interest expense	—	—	—	26,123	26,123
Income tax expense	—	—	—	2,447	2,447
Depreciation and amortization	8,225	13,381	—	332	21,938
Adjusted EBITDA from continuing operations	$41,895	$34,434	$1,006	$(8,388)	$68,947

	Nine Months Ended November 30, 2022
	Metal Coatings	Precoat Metals	Infrastructure Solutions	Corporate	Total
Net income (loss) from continuing operations	$123,806	$63,955	$1,006	$(129,855)	$58,912
Interest expense	—	—	—	61,739	61,739
Income tax expense	—	—	—	18,380	18,380
Depreciation and amortization	24,785	29,891	—	1,137	55,813
Adjustments:
Acquisition and transaction-related expenditures	—	—	—	15,320	15,320
Adjusted EBITDA from continuing operations	$148,591	$93,846	$1,006	$(33,279)	$210,164

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk disclosures during the three and nine months ended November 30, 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended February 28, 2023.

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
The Company did not purchase any shares of common stock under the 2020 Share Authorization during the nine months ended November 30, 2023. The Company has $84.0 million that may be used to repurchase outstanding shares of common stock.

Item 5. Other Information.
During the nine months ended November 30, 2023, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

10.1
Second Amendment to Credit Agreement, dated as of December 20, 2023, by and among AZZ Inc., the Guarantors, the Lenders, and Citibank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2023)

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

AZZ Inc. (Registrant)

Date:	January 9, 2024	By:	/s/ Tiffany Moseley
Tiffany Moseley Chief Accounting Officer and Principal Accounting Officer