Form 10-K
period 2024-02-29
AZZ INC
filed 2024-04-22
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,196,632,127 based on the closing sale price as reported on the New York Stock Exchange. As of April 18, 2024, there were 25,101,828 shares of the registrant’s common stock ($1.00 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

AZZ Inc.
FORM 10-K
For the Fiscal Year Ended February 29, 2024

Forward-Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as "may," "could," "should," "expects," "plans," "will," "might," "would," "projects," "currently," "intends," "outlook," "forecasts," "targets," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial, and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date they are made and are subject to risks that could cause them to differ materially from actual results. Certain factors could affect the outcome of the matters described herein. This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand for our manufactured solutions, including demand by the construction markets, the industrial markets, and the metal coatings markets. We could also experience additional increases in labor costs, components and raw materials including zinc and natural gas, which are used in our hot-dip galvanizing process; supply-chain vendor delays; customer requested delays of our manufactured solutions; delays in additional acquisition opportunities; an increase in our debt leverage and/or interest rates on our debt, of which a significant portion is tied to variable interest rates; availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the manufactured solutions that we provide; economic volatility, including a prolonged economic downturn or macroeconomic conditions such as inflation or changes in the political stability in the United States and other foreign markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. For further information on risks and uncertainties beyond those listed here, see "Item 1A. Risk Factors" herein as well as other risks that are described from time to time in our SEC reports as filed. You are urged to consider these factors carefully when evaluating the forward-looking statements herein and are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by this cautionary statement. These statements are based on information as of the date hereof and AZZ assumes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I
Item 1. Business
AZZ Inc. ("AZZ", the "Company", "our" or "we") was established in 1956 and incorporated under the laws of the state of Texas. We are a provider of hot-dip galvanizing and coil coating solutions to a broad range of end-markets in North America. We have three distinct operating segments: the AZZ Metal Coatings segment, the AZZ Precoat Metals segment, and the AZZ Infrastructure Solutions segment. Our AZZ Metal Coatings segment is a leading provider of metal finishing solutions for corrosion protection, including hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating to the North American steel fabrication industry and other industries. The AZZ Precoat Metals segment provides aesthetic and corrosion protective coatings and related value-added services for steel and aluminum coil, primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation and other end markets in North America. The AZZ Infrastructure Solutions segment consists of our 40% interest in AIS Investment Holdings LLC (the "AVAIL JV"). AIS Investment Holdings LLC is primarily dedicated to delivering safe and reliable transmission of power from generation sources to end customers, automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in markets worldwide. AIS Investment Holdings LLC was wholly-owned by AZZ until September 30, 2022, when we contributed our AZZ Infrastructure Solutions business, excluding AZZ Crowley Tubing and excluding certain receivables retained by AZZ ("AIS"), to the AVAIL JV and sold a 60% interest in the AVAIL JV to Fernweh Group LLC ("Fernweh"). For the years ended February 28, 2023 and February 28, 2022, financial data for the AZZ Infrastructure Solutions business is segregated and reported as discontinued operations.
Unless stated otherwise, the discussion of our business and financial information throughout this Annual Report on Form 10-K refers to our continuing operations and results from continuing operations.
Strategy
AZZ is North America’s leading independent post-fabrication hot-dip galvanizing and coil coating solutions company with leading positions in markets we serve. Our business segments provide sustainable, unmatched metal coating solutions that reduce emissions, extend the lifecycle, and enhance the appearance of buildings products and infrastructure that are essential to everyday life. We strive to provide high quality manufactured solutions to our customers while delivering long-term value to our shareholders by:

•Integrating human capital, diversity and environmental initiatives into our operations and corporate culture;
•Ensuring shareholder engagement is embedded into developing and executing on AZZ’s strategic goals;
•Driving profitable growth in both AZZ Metal Coatings and AZZ Precoat Metals segments; and
•Targeting increased capital returns to shareholders.
Seasonality
Our business is cyclical in nature, as seasonal fluctuations affect volumes, revenue, and earnings. Historically, we experience increases in our business during the warmer months, and slowdowns during the winter, as the largest portion of our business is related to the construction industry. Volumes, operating costs and earnings can also be adversely affected by inclement weather, especially the impact of severe winter weather in our fourth fiscal quarter.
AZZ Metal Coatings Segment
The AZZ Metal Coatings segment provides hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication industry and other industries through facilities located throughout the United States and Canada. Hot-dip galvanizing is a metallurgical manufacturing process in which molten zinc reacts with steel. The zinc alloying provides corrosion protection and extends the lifecycle of fabricated steel for several decades. As of February 29, 2024, we operated 41 galvanizing plants, six surface technologies plants and one tubing plant, located in various locations throughout the United States and Canada.
Competition
Metal coating is a highly competitive business, and we compete with other galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternate forms of corrosion protection such as material selection (stainless steel or aluminum) or alternative barrier protections such as paint and weathering steel. Our galvanizing markets are generally limited to areas within relatively close proximity to our metal coating plants.
We typically serve fabricators or manufacturers that provide solutions to the transmission and distribution, bridge and highway, petrochemical and general industrial markets, and numerous original equipment manufacturers. We do not depend on any single customer for a significant amount of our sales, and we do not believe the loss of any single customer would have a material adverse effect on our consolidated sales or net income.
Resources
Zinc, the principal raw material used in the galvanizing process, is currently readily available, but can be subject to volatile pricing. We manage our exposure to changes in the price of zinc by entering into agreements with our zinc suppliers and such agreements generally include fixed premiums. We may or may not continue to use these or other strategies to manage commodity risk in the future.
Recent Acquisitions
On February 28, 2022, we entered into an agreement to acquire all the outstanding shares of DAAM Galvanizing Co. Ltd. ("DAAM"), a privately held hot-dip galvanizing company based in Edmonton, Alberta Canada. The acquisition added two galvanizing facilities and a service depot and supported our goal of continued geographic expansion as well as portfolio expansion of our metal coatings solutions.
On December 31, 2021, we completed the acquisition of the assets of Steel Creek Galvanizing Company, LLC, a privately held hot-dip galvanizing company based in Blacksburg, South Carolina. The acquisition expanded our geographical reach in metal coating solutions and broadened our offerings in strategic markets.
For additional information on the AZZ Metal Coatings segment's operating results, see "Item 7. Management's Discussion and Analysis—Results of Operations." For additional financial information by segment, see "Item 8. Financial Statements and Supplementary Data—Note 18."
AZZ Precoat Metals Segment
AZZ Precoat Metals engages in the advanced application of protective and decorative coatings and related value-added manufacturing for steel and aluminum coil primarily serving the construction; appliance; heating, ventilation and air conditioning (HVAC); container; transportation and other end markets. The acquisition of Precoat Metals in fiscal year 2023 supported our goal of continued geographic expansion as well as portfolio expansion of our metal coatings solutions. The AZZ

Precoat Metals segment operates through 13 plants located in the United States, and is constructing a new facility in Washington, Missouri that is expected to be operational by 2025.
Competition
AZZ Precoat Metals operates in a highly competitive industry, where we compete with other toll coil coaters, and integrated steel and aluminum mills. Our customers, and us as their toll processor, also face competition from alternative forms of coated metal, like powder-coated metal, or from other potential substrates such as wood, plastics, or concrete that could be used in place of painted metal.
We primarily serve distributors, fabricators and manufacturers that ultimately provide manufactured painted products to the construction, appliance, HVAC, transportation, container, and general industrial markets, as well as numerous original equipment manufacturers. We do not depend on any single customer for a significant amount of our sales, and we do not believe the loss of any single customer would have a material adverse effect on our consolidated sales or net income.
Resources
Paint and customer-owned substrate availability are important for our toll-coating process. Although paint prices have risen in recent years, we carry limited risk associated with paint cost, as it is a pass-through to our customer base. There are currently no concerns regarding the availability of customer-owned bare substrate as an input to our coil coating process, despite recent volatility in substrate price and lead times.
For additional information on the AZZ Precoat Metals segment's operating results, see "Item 7. Management's Discussion and Analysis—Results of Operations." For additional financial information by segment, see "Item 8. Financial Statements and Supplementary Data—Note 18."
AZZ Infrastructure Solutions segment
AZZ's Infrastructure Solutions segment consists of the equity in earnings of the Company's 40% investment in the AVAIL JV, as well as other expenses directly related to AIS receivables and liabilities that were retained following the divestiture of the AIS business.
The AVAIL JV is a leading provider of specialized products and services primarily designed to support industrial and electrical applications. The segment's product offerings include custom switchgear, electrical enclosures, medium and high voltage bus ducts, and explosion proof and hazardous duty lighting products, which supports the delivery of safe and reliable transmission of power from generation sources to end customers. In addition to our product offerings, our AZZ Infrastructure Solutions segment also focuses on life-cycle extension for the power generation, refining and industrial infrastructure, through providing automated weld overlay solutions for corrosion and erosion mitigation.
For additional information regarding the AZZ Infrastructure Solutions financial results, see "Item 8. Financial Statements and Supplementary Data—Note 19."
Human Capital Management
At AZZ, our culture is defined by trust, respect, accountability, integrity, teamwork and sustainability ("TRAITS"). We value our employees by continuously investing in a healthy work-life balance, offering competitive compensation and benefit packages and a team-oriented environment centered on professional service and open communication among our employees. We are dedicated to our employees by fully training and equipping them and providing a safe environment to grow personally and professionally. We strive to build, maintain and create a work environment that attracts and retains employees who are high contributors, have outstanding skills, are engaged in our culture, and who embody our Company mission: to create superior value in a culture where people can grow both professionally and personally, and where TRAITS matter.
Attracting, developing and retaining the best talent in our industry is important to all aspects of AZZ’s long-term strategy and continued success. We recognize that an engaged workforce directly contributes to our efforts to improve AZZ’s sustainability and performance.
Our Employees
As of February 29, 2024, we employed approximately 3,873 people worldwide, of which 3,575 were employed in the U.S. and 298 were employed in Canada. Our total workforce consisted of approximately 84% hourly employees and 16% salaried employees. Of our total employees as of February 29, 2024, 624 were covered by collective bargaining agreements.

Diversity and Inclusion
We embrace the diversity of our employees, customers, vendors, suppliers, stakeholders and consumers, including their unique backgrounds, experiences, skills and talents. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business.
Equal Opportunity Employment is a fundamental principle of our Company, where employment and applications for employment are evaluated based upon a person’s capabilities and qualifications without discrimination based on actual or perceived race, color, religion, sex, age, national origin, disability, genetic information, marital status, veteran status, sexual orientation, or any other protected characteristic as established by applicable local, state, federal or international laws. This principle is incorporated into each of the Company's policies and procedures relating to recruitment, hiring, promotions, compensation, benefits, discipline, termination and all of AZZ’s other terms and conditions of employment. We seek to continuously improve our hiring, development, advancement and retention of diverse talent and our overall diversity representation.
As of February 29, 2024, our U.S. employees had the following race and ethnicity demographics:

White	44.0%
Hispanic	35.4%
African American	13.6%
Asian	1.2%
Multi-Racial	1.4%
American Indian or Alaska Native	0.8%
Not Stated	3.6%

Approximately 52.4% of our employees are diverse, as reported to the Equal Employment Opportunity Commission.
As of February 29, 2024, our employees had the following gender demographics:

	Women	Men
U.S. Employees	15.0%	85.0%
Global Employees(1)	14.3%	85.7%
(1) Includes employees in Canada.
Additionally, 22.2% of the executive team and 22.2% of our non-employee Board members are female.

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
Periodically, all employees have the opportunity and are encouraged to provide feedback on their employee experience through an anonymous employee survey. The feedback received through this survey is used to drive actions to improve the overall experience for employees across the Company, as well as to support continuous improvement in leader effectiveness and to enhance our corporate culture.
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
We review and monitor safety performance closely. Our goal is to achieve zero serious injuries through continued investments in core safety programs and injury reduction initiatives. We utilize a mixture of leading and lagging indicators to assess the health and safety performance of our operations. Lagging indicators include the Occupational Safety & Health Administration: (i) Total Recordable Incident Rate ("TRIR"); (ii) Lost Time (or Lost Workday) Incident Rate ("LTIR") based upon the number of incidents per 100 employees (or per 200,000 work hours); and (iii) Days Away, Restricted or Transferred rate ("DART"). Leading indicators include reporting of all near miss events as well as Environmental, Health and Safety ("EHS") coaching and engagement. In fiscal year 2024, we continued to demonstrate excellence in safety across our 61 plants worldwide, and incident rates as indicated below:

	TRIR	LTIR	DART
AZZ Metal Coatings Segment	3.28	1.15	2.22
AZZ Precoat Metals Segment	2.03	0.68	0.90

Information About Our Executive Officers
The names, ages, and experience of our executive officers as of April 22, 2024 are as follows:

Name	Age	Business Experience of Executive Officers for Past Five Years Position or Office with Registrant or Prior Employer	Held Since
Thomas E. Ferguson	67	President and Chief Executive Officer	2013
Philip Schlom	59	Senior Vice President, Chief Financial Officer Vice President and Chief Accounting Officer/Interim Chief Financial Officer	2020 2019
Tara D. Mackey	54	Chief Legal Officer and Secretary	2014
Matt Emery	57	Chief Information and Human Resource Officer	2013
Tiffany Moseley	52	Chief Accounting Officer Vice President, Business Risk Management - Valero Energy Corporation, a manufacturer of transportation fuels and petrochemical products	2023 2019-2021
Chris Bacius	63	Vice President, Business Development	2014
David Nark	56	Senior Vice President of Marketing, Communications and Investor Relations Vice President of Marketing and Communications	2019 2013-2019
Bryan Stovall	59	Chief Operating Officer – Metal Coatings President - AZZ Galvanizing Solutions Senior Vice President - Metal Coatings	2020 2019 2018-2019
Kurt Russell	54	Chief Operating Officer - Precoat Metals President - Precoat Metals Division of Sequa Corporation, a portfolio company owned by Carlyle, a global private equity firm	2022 2016-2022
Each executive officer was elected by the Board of Directors to hold office until the next annual meeting of shareholders or until their successor is elected. No executive officer has any family relationships with any other executive officer of the Company.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our web site, www.azz.com/investor-relations, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers, including AZZ, that file electronically with the SEC. References to our website in this Annual Report on Form 10-K are provided as a convenience, and the information on our website is not, and shall not be deemed to be a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.
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
•Vendor Code of Business Conduct that applies to dealings with our customers, suppliers, vendors, and third-party representatives, including agents and business partners;
•Human Rights Policy; and
•Environmental Health and Safety Policy.
The Board has adopted charters for each of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. You may review the Corporate Governance Guidelines, Codes of Conduct or any of our sustainability or corporate social responsibility policies, and our Committee charters under the heading "Investor Relations,"

subheadings "Corporate Governance," or "Corporate Social Compliance" on our website at: www.azz.com. We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Conduct on our website.
You may also obtain a copy of these documents by mailing a request to:

AZZ Inc.
Investor Relations
One Museum Place, Suite 500
3100 West 7th Street
Fort Worth, TX 76107
Item 1A. Risk Factors
Our business is subject to a variety of risks, including, but not limited to, the risks described below, which we believe are the most significant risks and uncertainties facing our business. Additional risks and uncertainties not known to us or not described below may also impair our business operations in the future. If any of the following risks actually occur, our business, financial condition and results of operations and future growth could be negatively or materially impacted. Carefully consider the risks described below and all of the other information included in this Annual Report on Form 10-K when deciding whether to invest in our securities or otherwise evaluating our business. You should also refer to the explanation of the qualifications and limitations on forward-looking statements contained here under the heading "Forward-Looking Statements."
Risks Related to Our Business and Operations
Our business segments operate in highly competitive markets.
Competition is based on a number of factors, including price. Certain competitors in each of our segments may have lower cost structures or larger economies of scale on raw materials and may, therefore, be able to provide their manufactured solutions at lower prices than we are able to provide. If our response to competitor pricing actions is not timely, we could be impacted by loss of market share. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide manufactured solutions that are superior to ours in price, delivery time or quality in the future. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industries, maintain our customer base at current levels or increase our customer base.
Our operating results may vary significantly from quarter to quarter.
Our quarterly results may be materially and adversely affected by the following, among others:
•changes in political actions and landscapes across the globe, including global conflicts;
•unstable political economic conditions and public health issues or crisis, such as a pandemic, delaying our or our customer's operations;
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
•a change in the demand of our manufactured solutions caused by severe weather conditions;
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
Our ability to maintain our productivity and profitability could be limited by an inability to employ, train and retain skilled personnel necessary to meet our labor requirements. A significant increase in the wages paid by competing employers could result in a shortage of skilled personnel, increases in labor-related costs, or both. It is necessary that we maintain a skilled labor force to operate efficiently and support our growth strategy. Labor shortages or increased labor-related costs could impair our ability to maintain our profit margins or impact our ability to sustain and grow our sales.
Technological innovations by competitors may make existing production methods obsolete.
The manufactured solutions we provide require evolving technologies for success in the markets we serve. The competitive environments can be highly sensitive to technological innovation. It is possible for our competitors, or new market place entrants, both foreign and domestic, to develop new manufactured solution methods or technologies which could make our existing manufactured solutions or methods obsolete or at least hasten their obsolescence or materially reduce our competitive advantage in the markets that we serve.
Our business segments are cyclical and are sensitive to economic downturns.
Our business often aligns with the economic environments that we operate within, especially in our Precoat Metals segment, and is subject to seasonality within the annual operating cycle of the business. Our customers may delay or cancel new or previously planned projects. If there is a downturn in the general economies in which we operate, there could be a material adverse effect on price levels and the quantity of goods and services purchased by our customers, which could adversely impact our sales, consolidated results from operations and cash flows. A number of factors, including financing conditions and potential bankruptcies in the industries we serve, could adversely affect our customers and their ability or willingness to fund their internal projects in the future and pay for services. Certain economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure raw materials and components to meet our customers’ demand for our manufactured solutions in the future. Other various factors impact demand for our manufactured solutions, including the price of commodities (such as zinc, natural gas or other commodities), paint, economic forecasts and financial markets. Uncertainty in the economy and financial markets could impact our customers and could, in turn, severely impact the demand for corporate infrastructure projects which could result in a reduction in orders for our manufactured solutions. All of these factors combined together could materially impact our business, financial condition, cash flows and results of operations.
International events and political issues may adversely affect our operating segments.
A portion of the sales from our segments are from markets outside the U.S. The occurrence of any of the risks described below could have an adverse effect on our consolidated results of operations, cash flows and financial condition:
•political and economic instability in the countries where we conduct business;
•social unrest, acts of war terrorism, severe weather events, other natural conditions, and global outbreaks of contagious diseases;
•inflation, or hyper-inflation or recession;
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
The occurrence of catastrophic events ranging from acts of war and terrorism, severe weather events and other natural conditions such as earthquakes, tsunamis, hurricanes and other severe weather conditions, or the outbreaks of epidemic, pandemic or contagious diseases could potentially cause future disruption in our business. At this time, the ongoing armed conflicts in Ukraine, Israel and the broader Middle East have not materially impacted our operations. However, any disruption of our customers or suppliers and their respective contract manufacturers from the ongoing conflicts or new conflicts could likely impact our future sales and operating results. In addition, the spread of contagious diseases, could adversely affect the economies and financial markets of many countries, and result in an economic downturn that could affect the demand for our manufactured solutions. These situations are outside of the Company’s control and any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Supply chain disruptions and inflation in the price of energy and certain raw materials for our business segments may adversely affect our operations.
Within our AZZ Metal Coatings segment, zinc and natural gas costs represent a large portion of our cost of sales. In our AZZ Precoat Metals segment, paint and natural gas costs represent a large portion of our cost of sales.
For both segments, operating margins could be negatively impacted by supply chain disruptions and adverse price movements in the market for zinc, natural gas, and paint. Unanticipated commodity price increases could significantly increase our operating costs if we cannot pass the costs to our customers, and could potentially adversely affect profitability. The following factors, which are beyond our control, affect the price of raw materials and energy for our segments:
•supply and demand;
•freight costs and transportation availability;
•trade duties and taxes; and
•labor disputes.
We seek to maintain our operating margins by increasing the price of our manufactured solutions in response to increased costs but may not be successful in passing these increased costs of operation through to our customers. Even if successful, there is no guarantee the increased price would not negatively affect the volume of future orders. While the Company is exposed to inflationary pressures for zinc, and energy, the Company evaluates market conditions and follows a general practice of locking in the fixed premiums associated with zinc on annual contracts unless market conditions dictate otherwise, and we enter into energy contracts for gas and electricity normally for durations of six- to twelve-months to reduce risks associated with large fluctuations in these commodities.
No other individual material input cost represents a significant portion of our cost of sales other than those previously discussed. We believe for the remaining input costs any price increase would not be able to significantly affect margins even if the increased costs could not be passed on to our customers.
A failure in our operational information systems or the occurrence of cyber incidents or cyber security attacks at any of our facilities, or those of our third-party suppliers and service providers, may adversely affect our financial results. Such incidents or cyber security attacks may also result in faulty business decisions, operational inefficiencies, damage to our reputation or our employee and business relationships, and/or subject us to costs, fines, or lawsuits.
Our business is heavily supported by operational systems to process large amounts of data and support complex transactions. If significant financial, operational, or other data processing systems fail, experience actual or attempted cyber-attacks or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our financial or operational systems. Third-parties may also attempt to fraudulently induce employees into disclosing sensitive information such as user names, passwords or other information in order to gain access to customer or supplier data or our internal data, including intellectual property, financial, and other confidential business information. Due to increased technology advances, we are more reliant on technologies to support our operations. We use computer software and programs to run our financial and operational information, and this may subject our business to increased risks. Cyber-attacks are an ever-increasing risk to companies. We rely on commercially available systems, software, tools, third-party service providers and monitoring to provide security for processing, transmission and storage of confidential information and data. While we have security measures in place, our systems, networks, and third-party service providers have been and will continue to be subject to ongoing threats. We believe our mitigation measures reduce but cannot eliminate the risk of a cyber incident; however, there can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols and other procedures will be adequate to prevent significant damage, system failure or data loss and the same is true for our suppliers and other third parties on which we rely. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative or mitigating measures. We and our third-party service providers have experienced and expect to continue to experience actual or attempted cyber-attacks of our information systems or networks; however, none of these actual or attempted cyber-attacks had a material impact on our operations or financial condition. Any significant cyber security attacks that affect our facilities, our customers, our key suppliers, or material financial data could have a material adverse effect on our business.
In addition, cyber-attacks on our customers, suppliers and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer operational system failures or cyber-attacks. An unauthorized disclosure or use of information could cause interruptions in our operations and might require us to spend significant management time and other resources investigating the event and dealing with local and federal law enforcement.

Occurrences of any of the events discussed above could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our business, results of operations or financial condition.

If we are unable to adequately protect our intellectual property, we may lose some of our competitive advantage.

We possess intellectual property, which is instrumental in our ability to compete and grow our business. If our intellectual property rights are not adequately protected, we could lose our competitive advantage. We rely on a combination of copyrights, trademarks and trade secret protection and contractual rights to establish and protect our intellectual property. Failure of our copyrights, trademarks and trade secret protection, non-disclosure agreements and other measures to provide protection of our technologies and our intellectual property rights could enable our competitors to more effectively compete with us and could result in an adverse effect on our business, financial condition or results of operations. In addition, our trade secrets and proprietary know-how may otherwise become known or be independently discovered by others. No guarantee can be given that others will not independently develop substantially equivalent or superior proprietary information or manufacturing and service know-how and techniques, or otherwise gain access to our proprietary technology.
Defects in the solutions we provide could increase our cost of quality and could result in consequential damage claims.
Our business exposes us to potential liability risks that are inherent in the manufacture and sale of our solutions. We provide assurance-type warranties for our coil coating solutions. Widespread manufacturing defects and quality system failures could result in significant losses due to the costs of containment, the destruction of customer-owned inventory, consequential damages and lost sales due to the unavailability of a solution for a period of time. We may not be able to obtain indemnity or reimbursement from our suppliers or other third parties for the costs or liabilities associated with our suppliers' products. A significant warranty claim could also result in adverse publicity, damage to our business reputation, and a loss of consumer confidence in our solutions or offerings all of which could have a material adverse effect on our business financial condition or results of operations.
Risks Related to Strategy
Our acquisition strategy involves a number of risks.
We intend to pursue continued growth through acquiring the assets of target companies that will enable us to (i) expand our product and service offerings and (ii) increase our geographic footprint. We routinely review potential acquisitions. However, we may be unable to implement this growth strategy if we are not able to reach agreement on mutually acceptable terms to complete the acquisition. Moreover, our acquisition strategy involves certain risks, including:
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
•a failure to realize the cost savings or other financial benefits we anticipated prior to acquisition;
•expansion through acquisition may expose us to new business, regulatory, political, operational, financial, and economic risks associated with such expansion, both inside and outside of the U.S.; and
•counterparties to the transaction may fail to perform.
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
•hire and retain employees:
•complete construction projects in a timely manner; and

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
We depend on the continued efforts of our executive officers and senior management team. We cannot be certain that any individual will continue in such capacity for any particular period of time. The future loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business, which could disrupt our operations or otherwise have a material adverse effect on our business.
Risks Related to Legal Liability, Taxes, and Regulations
Actual and potential claims, lawsuits, and proceedings could ultimately reduce our profitability and liquidity and negatively impact our financial condition.
The Company could be named as a defendant in legal proceedings claiming damages from us in connection with the operation of our business. Most actions filed against our Company typically arise out of the normal course of business related to commercial disputes regarding equipment we manufacture or services we provide. We could potentially be a plaintiff in legal proceedings against our customers, in which we seek to recover payments of contractual amounts we believe are due to us, and indemnity claims for increased costs or damages incurred by our Company. Under applicable accounting literature, and when appropriate, we establish financial provisions for certain legal exposures meeting the criteria of being both probable and reasonably estimable. Where material, we may adjust any such financial provisions from time to time depending on developments related to each case. If our assumptions and estimates related to such exposures prove to be inadequate or incorrect, or we have material adverse claims or lawsuits, such events could harm our business reputation, divert management resources away from operating our business, and result in a material adverse effect on our business, results of operations, cash flow or financial condition.

Changes to U.S. trade policy, tariff and import/export regulations and foreign government regulations could adversely affect our business, operating results, foreign operations, sourcing of materials and financial condition.
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently manufacture, distribute and/or sell our manufactured solutions or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. New tariffs, changes in existing tariffs and other changes in U.S. trade policy have the potential to adversely impact the economies in which we operate or certain sectors thereof, our industry and the demand for our manufactured solutions, and as a result, could have a material adverse effect on our business, operating results and financial condition.
Our business is also subject to risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import or export manufactured solutions at current or increased levels, and substantially all of our import operations are subject to customs duties on imported manufactured solutions imposed by the governments where our production facilities are located, including raw materials. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, reporting obligations pertaining to "conflict minerals" mined from certain countries, additional workplace regulations, or other restrictions on our imports will be imposed upon the importation or exportation of our manufactured solutions in the future or adversely modified, or what effect such actions would have on our costs of operations. Future quotas, duties, or tariffs may have a material adverse effect on our business, financial condition, and results of operations. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could potentially have a material adverse effect on our business, financial condition, and results of operations.
Regulations related to conflict minerals could adversely impact our business.
Pursuant to the Dodd-Frank Act, which established annual disclosure and reporting requirements for publicly-traded companies that use tin, tantalum, tungsten or gold (collectively, "conflict minerals") mined from the Democratic Republic of Congo and adjoining countries in their manufactured solutions, we are subject to certain annual disclosures and audit requirements. There are costs associated with complying with these disclosure requirements, including costs for due diligence to determine the source of any conflict minerals used in our manufactured solutions and other potential changes to manufactured solutions, processes, or sources of supply. Despite our continued due diligence efforts, in the future we may be unable to verify the origin of all conflict minerals used in our component products. As a result, we could potentially face reputational and other challenges with our customers that require that all of the components incorporated in our manufactured solutions be certified as conflict-free.
Adoption of new or revised employment and labor laws and regulations could make it easier for our employees to obtain union representation and our business could be adversely impacted.
As of February 29, 2024, 624 (or 16.1%) of our full-time employees were represented by unions under collective bargaining agreements. Our U.S.-based employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If a large portion of our U.S. workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our operating costs and adversely impact our profitability. Any changes in regulations, the imposition of new regulations, or the enactment of new legislation could have an adverse impact on our business to the extent it becomes easier for workers to obtain union representation.
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
Climate change could present risks to our future operations from severe weather events and other natural conditions, such as hurricanes, tornadoes, earthquakes, wildfires, droughts or flooding. Consequences of such extreme weather conditions could include physical risks to our facilities, supply chain disruptions, increased operational costs, as well as the price and/or availability of insurance coverage for Company assets. We cannot predict the potential timing or impact from potential global warming, winter storms and other severe weather events and other natural conditions. We carry certain limits of insurance to mitigate the potential effects of events that could impact our businesses, as well as disaster recovery plans related to any potential severe weather events and other natural conditions that might occur within regions in which we have operations, or at any of the Company locations.
Changes in environmental laws and regulations and heightened focus on corporate sustainability initiatives and practices are under increased scrutiny by both governmental and non-governmental bodies, which could cause a change in our business practices by increasing capital, compliance, operating and maintenance costs, which could impact our future operating results.
Over the past several years, there has been a heightened focus by both governmental and non-governmental bodies requesting disclosure of information relating to corporate sustainability practices as well as an increase in customers' preference to source from suppliers who have implemented effective sustainability initiatives. International agreements, national and regional legislation, and regulatory measures to further reduce greenhouse gas emissions and require companies to more efficiently use energy, water and reduce waste, are in various stages of discussion and/or implementation across the globe. These laws, regulations and policies, as well as other sustainability demands made by governmental and non-governmental bodies may result in the need for future capital, compliance, operating and maintenance costs. We cannot predict the level of expenditures or potential impact to the Company that may be required to comply with these evolving environmental and sustainability laws and regulations due to the uncertainties on the laws enacted in each jurisdiction in which we operate, and our activities in each one of these jurisdictions.
The financial impact of the heightened focus on sustainability practices for all companies to increase efficiencies in consumption of resources and regulations regarding greenhouse gas emissions will depend on a number of factors including, but not limited to:
•the sectors covered;
•future permitted levels for greenhouse gas emissions;

•the extent to which we would be entitled to receive emission allowance allocations or would need to invest in additional compliance equipment or compliance instruments, either on the open market or through auctions;
•the price and availability of emission allowances and credits; and
•the impact of legislation or other regulation on our ability to recover the costs incurred through the pricing of our manufactured solutions.
Our operations could be adversely impacted by the effects of future changes to the law and government regulations regarding emissions, the environment and other sustainability matters.
Various regulations have been implemented regarding emissions, the environment and other sustainability matters. We cannot predict future changes in the law and government regulations regarding emissions, the environment and other sustainability matters, or what actions may be taken by our customers or other industry participants in response to any future legislation. While the Company actively is engaged in enhancing our environmental, social and governance programs, changes in laws or governmental regulations could negatively impact our business or the demand for our manufactured solutions by customers, other industry related participants, or our investors, and could result in a negative impact to our operations, profitability, or our ability to perform projects in the future.
Risks Related to Financial Matters and Our Capital Structure
The Company’s flexibility to operate its business could be impacted by provisions in its debt obligations.
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
Our indebtedness and restrictive debt covenants could materially adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry, our ability to meet our obligations under our outstanding indebtedness and could divert our cash flow from operations for debt payments.
Our consolidated indebtedness increased substantially following the completion of the acquisition of Precoat Metals ("Precoat Acquisition") in May 2022. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility. Our Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us. These covenants may limit our ability to optimally operate our business. In addition, our Credit Agreement requires that we meet certain financial tests, including a leverage ratio test. Our increased indebtedness and these restrictive covenants could adversely affect our ability to:

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

The covenant restrictions related to our indebtedness could impact our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations. As a result of these restrictions, we could be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with the restrictive covenants described above and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date and the termination of future funding commitments by our lenders. During fiscal 2024, we successfully refinanced our long-term debt to lower interest rates; however, if we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings in the future, our results of operations and financial condition could be adversely affected. The Credit Agreement contains cross-default provisions that could result in the acceleration of all of our indebtedness. A breach of the covenants under our Credit Agreement could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which cross-acceleration or cross-default provision applies. In addition, an event of default under the Credit Agreement would permit the lenders under the Credit Agreement to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay amounts due and payable under the Credit Agreement, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders accelerate the repayment of our borrowings, we and our guarantors may not have sufficient assets to repay that indebtedness. Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness. Increased levels of indebtedness could also create competitive disadvantages for us relative to other companies with lower debt levels.

Our investment in the AVAIL Joint Venture could be materially and adversely affected by our lack of sole decision-making authority over the majority of the strategic and operational decisions of the business, corporate governance matters, and our reliance on our AVAIL Joint Venture partner's financial condition.
On September 30, 2022, we completed a disposition of 60% of the equity of AIS Investment Holdings LLC, a Delaware limited liability company (the "AVAIL JV"), which consists of our former AZZ Infrastructure Solutions Segment (excluding AZZ Crowley Tubing) (the "AIS Business"), with Fernweh AIS Acquisition LP, a Delaware limited partnership. Pursuant to the terms of the agreement, AZZ no longer has a controlling interest in the AVAIL JV, and therefore the AVAIL JV is operating and will continue to operate independently. As the non-controlling interest holder in the AVAIL JV, our influence on all aspects of the AIS Business will continue to diminish. Accordingly, we might not be able to prevent the AVAIL JV from taking actions adverse to our interests in the AVAIL JV. We cannot exercise sole decision-making authority regarding the AIS Business, including, but not limited to, hiring and retaining employees and executive officers, management of and payments into its multiemployer pension plans, governance issues, entering into new markets or exiting existing markets, making certain acquisitions or dispositions, and other material strategic transactions, which in each case could create the potential risk of creating operational issues and/or impasses on decisions or decisions at the AVAIL JV-level not in our best interest. Additionally, investments in joint ventures or partnerships, such as the AVAIL JV, may, under certain circumstances, involve risks not present when a third-party is not involved, including the possibility that joint venture partners may become bankrupt, fail to fund their share of required capital contributions to various parties, or otherwise struggle operationally or financially. Disputes between AZZ Inc, and our joint venture partner could result in litigation or arbitration that would increase our expense and distract our executive officers and directors from focusing their time and efforts on AZZ Inc.'s business and could result in subjecting the AIS Business to additional risk.
Any of the foregoing operational risks could materially reduce the expected return of our prior investment in the AVAIL JV and materially and adversely affect our business, results of operations, financial condition and the trading price of our securities.
Adverse changes in the value of assets or obligations associated with our defined benefit pension plan could have a material adverse effect on our financial condition.
We have a defined benefit pension plan which is frozen with respect to benefits and the addition of participants. The funded status and our ability to satisfy the future obligations of the plan is affected by, among other things, changes in interest rates, returns from plan asset investments, and actuarial assumptions including the life expectancies of the plan’s participants. As of February 29, 2024, the plan was underfunded, and we have a liability of $31.1 million on our consolidated balance sheet. Our ability to adequately fund or meet our future obligations with respect to the plan could have a material adverse effect on our business, results of operations, financial condition, or cash flows.
A change in a customer’s creditworthiness could result in significant accounts receivable write-offs.
As a normal course of business, we extend credit to certain of our customers. The amount of credit extended to customers is based upon the due diligence performed, including, but not limited to, the review of the potential customer’s financial statements and banking information. The Company may perform various credit checks and evaluate the customer's previous payment history. While we do not believe we have significant concentration of sales with any one customer, we have certain larger customers, which could result in a significant amount of credit exposure if there is a sudden or severe change in the customer’s creditworthiness. We monitor our outstanding receivables on a regular basis; however, if a customer with large credit exposure is unable to make payment on its outstanding receivables, we could experience a significant write-off of accounts receivable, which could have a material adverse effect on our results of operations, financial condition or cash flows.

If our goodwill, definite-lived intangible assets or other indefinite-lived intangible assets were to become impaired, our net income and results of operations could be negatively affected.
Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain trade names. We test goodwill and intangible assets with an indefinite life for potential impairment annually, in the fourth quarter, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the goodwill below its carrying amount. Factors that could indicate that our goodwill or indefinite-lived intangible assets are impaired include a decline in our stock price and market capitalization, lower than projected operating results and cash flows and economic downturns or slower growth rates in our industry, market downturns or major events like a global pandemic. Our stock price historically has shown volatility and often fluctuates significantly in response to market and other factors. Declines in our stock price, lower operating results and any decline in industry conditions in the future could increase the risk of impairment. The evaluation for impairment includes our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting segments, estimates of future growth rates, and our judgment regarding the applicable discount rates used on estimated operating results and cash flows.
Intangible assets on the consolidated balance sheets are comprised of customer relationships, non-compete agreements, trademarks, technology and certifications. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. If the undiscounted cash flows are less than the carrying amount, we record impairment losses for the excess of their carrying value over the estimated fair value.
Should a review indicate impairment, a write-down of the carrying value of the goodwill or intangible asset would occur, resulting in a non-cash charge, which could have a material adverse effect on our financial statements, impact our credibility with our shareholders, or impact our relationships with our customers, suppliers or supporting banks.
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
Our manufacturing processes and services provided to our customers entail inherent risks, including defects. The insurance we carry to mitigate many of these risks may not be adequate to cover future claims or losses. In addition, we are substantially self-insured for workers’ compensation, employer’s liability, property, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, our business, financial condition and results of operations could be negatively impacted.
Tax legislation and administrative initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.
We operate in locations throughout the U.S. and Canada and, as a result, we are subject to the tax laws and regulations of U.S. federal, state, and local governments and the Canadian government. From time to time, various legislative or administrative initiatives may be proposed that could adversely affect our tax positions. In addition, U.S. federal, state, local and foreign tax laws and regulations are extremely complex and subject to varying interpretations. Moreover, economic and political pressures to increase tax revenue in various jurisdictions may make resolving any future tax disputes favorably more difficult. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Changes to our tax positions resulting from future tax legislation and administrative initiatives or challenges from taxing authorities could adversely affect our results of operations and financial condition.
The insurance coverage that we maintain may not fully cover all operational risks.
We maintain property, business interruption, casualty and cyber/information security insurance but such insurance may not cover all of the risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental remediation. In the future, the types of insurance we obtain and the level of coverage we maintain may be inadequate or we may be unable to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost.
The Series A Preferred Stock has a liquidation preference and redemption amount significantly in excess of the carrying amount of the Series A Preferred Stock.
The 6.0% Series A Convertible Preferred Stock (“Series A Preferred Stock”) has a liquidation preference equal to the greater of (i) the aggregate principal amount of $240.0 million (the “Series A Base Amount”) plus accrued but unpaid dividends and (ii) the amount that would have been received had the shares of Series A Preferred Stock been converted immediately prior to liquidation (or other event giving rise to the payment). As of February 29, 2024, the holders of the shares of Series A preferred stock were entitled to a liquidation preference of approximately $312.5 million, in the event of any liquidation, dissolution or winding up of the Company as of such year end.
If the Company undergoes a change of control, bankruptcy, insolvency, liquidation or de-listing of the Company’s common stock (a “Fundamental Change Event”), holders of Series A Preferred Stock may elect to (i) receive the as-converted value of the Company’s common stock at the then-current Conversion Price, (ii) require the Company to redeem the Series A Preferred Stock in cash for the Redemption Amount (as defined below) or (iii) if a non-cash change of control, retain their shares of Series A Preferred Stock.
The Company will have the right to redeem the Series A Preferred Stock at a price equal to the greater of (i) the Series A Base Amount plus accrued but unpaid dividends; (ii) the initial Series A Base Amount (excluding any prior PIK dividends) multiplied by the Return Factor less all dividends paid through the redemption date; or (iii) the amount the holder of such share of convertible preferred stock would have received had such holder, immediately prior to such redemption date, converted such shares of convertible preferred stock into common shares (such greater amount, the “Redemption Amount”).
The redemption price under option (ii) contains a "Return Factor," which will be equal to 1.4 until May 13, 2024 and, (a) in each of the three years thereafter, will increase by 0.15, (b) will increase by an additional 0.15 after May 13, 2024 (the second anniversary of the issuance date of the Series A Preferred Stock) if (i) the Company’s ratio of net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined in the May 13, 2022 Credit Agreement) on the second anniversary of the issuance date of the Series A Preferred Stock is greater than 3.5-to-1 and (ii) prior to May 13, 2024, the Company has not consummated dispositions of assets that, in the aggregate, resulted in proceeds in excess of $200.0 million and (c) will increase by an additional 0.20 on May 13, 2028, (the sixth anniversary of the issuance date of the Series A Preferred Stock) and each anniversary thereafter.
The redemption price under option (iii) is subject to provisions of the Certificate of Designation that limits the Company’s right to redeem to the period following the two year anniversary of the initial issuance, limits the quarterly conversion to up to 25% of the number of shares of convertible preferred stock outstanding, and requires the Company’s market price per share of common stock to exceed 185% of the conversion price.
As of February 29, 2024, the Redemption Amount for the Series A Preferred stock was $312.5 million. Should the Company exercise its right to redeem the Series A Preferred stock, net income and net income per share available to common shareholders would be reduced, as the excess of the Redemption Amount over the carrying value of the Series A Preferred Stock would be paid to the Series A Preferred stockholders as an additional dividend, which would result in decreased net income available to common stockholders and earnings per share.
Shares of common stock issuable upon conversion of our Series A Preferred Stock will be dilutive to our existing shareholders upon conversion and adversely affect the market price of our common stock.
As of February 29, 2024, we had outstanding 240,000 shares of Series A Preferred Stock with an aggregate liquidation preference of approximately $312.5 million. As of February 29, 2024, shares of Series A Preferred Stock are convertible into 4.1 million shares of common stock. The issuance of common stock upon conversion of the Series A Preferred Stock would result in immediate dilution to existing holders of our common stock.

Further, the Series A Preferred Stock ranks senior to our common stock, which could affect the value of the common stock on liquidation or on a change in control transaction.

Blackstone may sell shares of our common stock in the public market, which may cause the market price of our common stock to decrease, and therefore make it more difficult to raise equity financing or issue equity as consideration in an acquisition.
Our registration rights agreement with Blackstone requires us to register all shares of common stock held by Blackstone and its permitted transferees issuable upon conversion of the Series A Preferred Stock under the Securities Act, which we completed on November 4, 2022. The registration rights for Blackstone allow Blackstone to sell its shares without compliance with the volume and manner of sale limitations under Rule 144 promulgated under the Securities Act, and facilitates the resale of such securities into the public market. The market value of our common stock could decline as a result of sales by Blackstone from time to time. In particular, the future sale of a substantial number of the shares of our common stock by Blackstone within a short period of time, or the perception that such sale might occur, could cause our stock price to decrease, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses in the future using our common stock as consideration for the purchase price.
Interest Rate Risk
An increase in interest rates would increase interest costs on variable-rate debt and could adversely impact the ability to refinance existing debt.
As of February 29, 2024, we have $1.0 billion of gross debt outstanding that bears interest at variable rates that reset periodically and are generally based on the Secured Overnight Financing Rate ("SOFR") or Base Rate, as defined in the Credit Agreement. We utilize interest rate swaps to mitigate the interest rate risk, and we have hedged approximately one-half of our gross debt outstanding. However, approximately one-half of our gross debt outstanding is unhedged. If interest rates increase, so will our interest costs, which could adversely affect cash flow and the ability to pay principal and interest on our debt and the ability to make distributions to shareholders. In addition, rising interest rates could limit our ability to refinance existing debt when it matures. An increase in interest rates could also affect our ability to make new investments on favorable terms or at all.
We may increase our debt or raise additional capital in the future, which could affect our financial condition, may decrease our profitability or could dilute our shareholders.
We may increase our debt or raise additional equity capital in the future, subject to restrictions in our debt agreements, whether in a private offering or pursuant to our effective shelf registration statement on Form S-3, which we filed on January 10, 2024. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of additional shares of common stock or other equity-linked securities, the terms of the debt or any shares of common stock or other equity-linked securities issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of any new debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, our current shareholders’ ownership in the Company would be diluted. If we are unable to raise additional capital when needed, it could affect our financial flexibility, which could negatively affect our shareholders.
General Risks Factors

The market price and trading volume of our common stock may be volatile.
The market price of our stock may be influenced by many factors, some of which are beyond our control, including the following:
•the inability to meet the financial estimates of analysts who follow our common stock;
•investor perceptions of the investment opportunity associated with our Company relative to other investment alternatives;
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
•repurchases of our outstanding shares; and
•material weaknesses in our internal control over financial reporting.
These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We recognize the critical importance of cybersecurity in today's digital landscape and acknowledge the inherent risks associated with cyber threats. As such, cybersecurity is an integral component of our overall risk management strategy and corporate governance framework.
To meet business objectives, we rely on both internal information technology systems and networks, and those of third parties and their vendors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection, and to ensure the continuity of our supply chain.
We maintain a cybersecurity risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. The underlying controls of this program are based on recognized best practices and standards for cybersecurity and information technology, including those set forth in the National Institute of Standards and Technology ("NIST") Cybersecurity Framework. Among the key elements of our cybersecurity risk management program are the following:
•Security Awareness and Training - We use an IT security awareness program consisting of training on the fundamentals of information security protection. These training courses are provided annually to all employees.
•Annual Risk Assessment - An annual risk assessment is conducted by a third party, which is designed to assess the effectiveness of the Company's security controls and to identify key risks.
•Network Protection - Network protection, detection, and monitoring technologies have been deployed on all external and internal network connections to segment different sections of the business from each other to strengthen key protection capabilities.
•Identity and Access Management - We have implemented user authentication controls on the Company's systems, devices, data and applications. In addition, multi-factor authentication is implemented for all personnel who remotely access or have privileged account access to systems and networks.
•Penetration Testing – We have partnered with a third-party penetration testing company to help identify new vulnerabilities and continuously improve the security posture of the Company through annual testing.
•Endpoint Detection and Response ("EDR") – EDR is an integrated, layered approach to endpoint protection that uses continuous monitoring and data analytics. We have partnered with a third-party security operations center, to provide critical support in monitoring, identifying and assessing cyber threats such as malware, ransomware, breaches, and denial of service attacks.
•Security Incident Management - In the event of a cybersecurity incident, we have established an incident response plan, which outlines clear protocols for incident detection, containment, investigation, and resolution, aiming to minimize the impact on our operations, customers, and stakeholders.
We do not believe that any risks from cybersecurity threats, including any as a result of prior cybersecurity incidents we have experienced, have had a material adverse impact on our operations, business or financial condition. For more information regarding the risks we face from cybersecurity threats, see "Item 1A. Risk Factors."
Our approach to cybersecurity governance is embedded within the broader governance structure of the Company. The Audit Committee of the Board of Directors is tasked with reviewing our policies and procedures related to cybersecurity risks, including the Company's cybersecurity risk management program discussed above, to ensure their alignment with industry best practices and regulatory standards. The Audit Committee and the Board of Directors ("Board") regularly engages with management to assess cybersecurity risks, mitigation efforts, and the overall effectiveness of our cybersecurity program.
Our Director of Information Technology Infrastructure leads a dedicated management committee responsible for overseeing cybersecurity matters. The Information Security committee contributes decades of experience in technology, cybersecurity, architecture, and incident response in both military and private sector with certifications including Certified Information Systems Security Professional ("CISSP"), Certified Ethical Hacker ("CEH"), CompTIA Secure Infrastructure Specialist ("CSIS"), and degrees in cybersecurity, data science, and computer science. Collectively, this team has served in various large, publicly traded companies, implementing and managing robust IT and cybersecurity programs, developing tools, and safeguarding internal networks, business applications, customer-facing applications, and payment systems. This committee consists of members with diverse expertise, including information technology, legal, risk management and finance, who collaborate to provide strategic guidance, evaluate potential risks and ensure the adequacy of our cybersecurity measures. The committee regularly provides updates to senior leadership and the Audit Committee, as well as the full Board, which includes information regarding our cybersecurity program initiatives, program performance, and the reporting provided by third party service providers.

Item 2. Properties
Our headquarters and executive offices are in leased office spaces in Fort Worth, Texas and St. Louis, Missouri. We also lease office space in several locations related to our operations facilities. As of February 29, 2024, our office and manufacturing operations facilities were as follows:

			Square Footage
Segment	Location	Number of Facilities	Total	Owned	Leased
Metal Coatings	United States	44	3,121,628	2,801,118	320,510
	Canada	4	193,952	186,645	7,307
Precoat Metals	United States	13	3,407,682	2,686,472	721,210
Corporate	United States	2	68,939	—	68,939
Total		63	6,792,201	5,674,235	1,117,966
We believe that our current facilities are adequate to meet the requirements of our present and foreseeable future operations. See "Item 8. Financial Statements and Supplementary Data—Note 10" for additional information about our lease obligations. See "Item 7. Management's Discussion and Analysis—Greenfield Aluminum Coil Coating Facility" for information about a new facility under construction in our AZZ Precoat Metals segment.
Item 3. Legal Proceedings
AZZ and its subsidiaries are named defendants and plaintiffs in various routine lawsuits incidental to our business.  These proceedings include labor and employment claims, use of intellectual property, worker’s compensation, environmental matters, and various commercial disputes, all arising in the normal course of business. The outcome of these lawsuits or other proceedings cannot be predicted with certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other matters cannot be predicted at this time. However, management, after consultation with legal counsel, believes it has strong defenses to all these matters and does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on our financial position, results of operations or cash flows. See "Item 8. Financial Statements and Supplementary Data—Note 22" for further discussion.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General
Our common stock, $1.00 par value, is traded on the New York Stock Exchange under the symbol "AZZ". As of April 18, 2024, we had approximately 325 holders of record of our common stock, not including those shares held in street or nominee name. A substantially greater number of holders of our common stock are "street name" or beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy
The payment of dividends on our common stock is within the discretion of our Board of Directors ("Board") and is dependent on our earnings, capital requirements, operating and financial condition and other factors. We have a history of paying dividends on common shares on a quarterly basis. We paid dividends on common shares of $17.0 million, $16.9 million, and $16.9 million for the fiscal years 2024, 2023, and 2022, respectively. Under our credit agreement, we may make dividend payments in an aggregate amount per annum not to exceed 6.0% of market capitalization, so long as no default or event of default shall have occurred and be continuing or would result therefrom. We can make dividend payments under other provisions of the credit agreement as well, subject to the tests and restrictions outlined therein. Any future dividends payments will be reviewed each quarter and declared by the Board at its discretion.
The 6.0% Series A Convertible Preferred Stock ("Series A Preferred Stock") accumulates a 6.0% dividend per annum. Dividends are payable in cash or in kind, by accreting and increasing the Series A Base Amount ("PIK Dividends"). Dividends are payable on the sum of (i) the Series A Base Amount plus (ii) any PIK Dividends. Dividends are accrued daily and paid quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year. We paid dividends on preferred shares of $14.4 million and $5.8 million, for fiscal years 2024 and 2023, respectively. Following the calendar quarter ending June 30, 2027, we may not elect PIK Dividends and dividends on the Series A Preferred Stock must be paid in cash. The dividend will increase annually by one percentage point, beginning with the dividend payable for the calendar quarter ending September 30, 2028. We currently intend to pay such dividends in cash when due.
Equity Compensation Plans
For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Purchases of Equity Securities
On November 10, 2020, our Board of Directors authorized a $100 million share repurchase program pursuant to which we may repurchase our common stock (the "2020 Authorization"). Repurchases under the 2020 Authorization will be made through open market or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when we might otherwise be precluded from doing so. Currently, share repurchases may not exceed 6% of our market capitalization per fiscal year.
During fiscal 2024 and 2023, to prioritize repayments of debt, including debt incurred to finance the Precoat Acquisition, we did not repurchase shares of common stock under the 2020 Share Authorization. We withhold common stock shares associated with net share settlements to cover employee tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. As of February 29, 2024, there was $53.2 million remaining to repurchase shares under the 2020 Authorization. See Note 17 to the consolidated financial statements included in Item 8 of this Form 10-K for additional information regarding our equity incentive plans.

Stock Performance Graph
The following graph illustrates the five-year cumulative total return on investments in our common stock, the S&P 1500 Building Products Industry Index (U.S. Companies) and the Russell 2000 Index (U.S. Companies). The Company's common stock is listed on the New York Stock Exchange. The shareholder return shown below is not necessarily indicative of future performance. Total shareholder return, as shown, assumes $100 invested on February 28, 2019, in shares of AZZ common stock and each index, all with cash dividends reinvested. The calculations exclude trading commissions and taxes.
Comparison of Five Year-Cumulative Total Returns
Value of $100 Invested on February 28, 2019
For Fiscal Year Ended on the Last Day of February

	February 28/29,
	2019	2020	2021	2022	2023	2024
AZZ Inc.	100.00	90.00	103.00	103.00	92.00	136.00
S&P Composite 1500 Building Industry Products	100.00	116.00	150.00	186.00	179.00	224.00
Russell 2000	100.00	102.00	132.00	129.00	123.00	124.00
Notes:
A.The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.The indices weights are calculated daily, using the market capitalization on the previous trading day.
C.If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.The index level for all series was set to $100 on February 28, 2019.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with "Item 8. Financial Statements and Supplementary Data." This discussion contains forward-looking statements regarding our business and operations; see "Forward-Looking Statements" at the beginning of this Annual Report on Form 10-K. Our actual results may differ materially from those we currently anticipate as a result of the factors we describe under "Item 1A. Risk Factors" and elsewhere in this Annual Report on Form 10-K.
A discussion regarding our financial condition and results of operations as well as our liquidity and capital resources for fiscal year 2023 compared to fiscal year 2022 can be found under "Item 7. Management's Discussion and Analysis" in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023, filed with the SEC on April 25, 2023, which such discussion is hereby incorporated by reference.
Overview
We are a provider of hot-dip galvanizing and coil coating solutions to a broad range of end-markets in North America. We operate three distinct business segments, the AZZ Metal Coatings segment, the AZZ Precoat Metals segment, and the AZZ Infrastructure Solutions segment, which consists of the Company's 40% investment in a joint venture, AIS Investment Holdings LLC (the "AVAIL JV"). On September 30, 2022, we contributed our AZZ Infrastructure Solutions business (the "AIS business"), excluding AZZ Crowley Tubing, to the AVAIL JV and sold a 60% interest to Fernweh AIS Acquisition LP. Following the transaction on September 30, 2022, we account for our retained investment in the AVAIL JV as an equity method investment, and our equity in the earnings of the AVAIL JV are included in continuing operations. Therefore, the results of operations for the AIS business for the period from March 1, 2022 through September 30, 2022 were reported as discontinued operations, and financial data was segregated and presented as discontinued operations for this period. Our discussion and analysis of financial condition and results of operations is presented for each of our segments, along with corporate costs and other costs not specifically identifiable to a segment. For a reconciliation of segment operating income (loss) from continuing operations to consolidated operating income, see "Item 8. Financial Statements and Supplementary Data—Note 18". References herein to fiscal years are to the twelve-month periods that end in February of the relevant calendar year. For example, the twelve-month period ended February 29, 2024 is referred to as "fiscal 2024," "fiscal year 2024", "current year" or "current period", and the twelve-month period ended February 28, 2023 is referred to as "fiscal 2023," "fiscal year 2023," "prior year" or "prior period."

Business Operations Update
Our results for the year ended February 29, 2024 were favorably impacted by the continued demand for our manufactured solutions in the construction, industrial, consumer and transportation industries, coupled with our value driven pricing strategy.
The demand for our manufactured solutions and continued strength in pricing were the primary contributors to us reporting $87.2 million of net income attributable to common shareholders for the year ended February 29, 2024. Our operating results for fiscal 2024, including operating results by segment, are described in the summary on the following page, and detailed descriptions can be found below under “Results of Operations.”
Our operations generated $244.5 million of cash in fiscal 2024, which includes $54.0 million generated from reduction in working capital. The cash flows were used to make $95.1 million of capital investments in our business and return $31.4 million to our common and preferred shareholders through dividend payments. In addition, we reduced our outstanding debt through $115.0 million in net payments on our Term Loan B and revolving credit facility. As a result of this and other activity, our cash and cash equivalents were $4.3 million as of February 29, 2024, an increase of $1.5 million from February 28, 2023. As of February 29, 2024, we had $355.5 million available under the revolving credit facility. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found below under “Liquidity and Capital Resources.”

Outlook
While it is difficult to predict future North American economic activity and its impact on the demand for our galvanizing and coil coating solutions, as well the impact that political or regulatory developments may have on us, we have noted several factors below that have impacted or may impact our results of operations during the first quarter of fiscal 2025.

•Sales prices in our AZZ Metal Coatings segment are expected to remain consistent with current levels.
•Sales prices in our AZZ Precoat Metals segment are expected to remain consistent with current levels, with expected seasonal fluctuations in mix due to an increase in construction business, which may impact the average selling price.

•Demand in our AZZ Metal Coatings and AZZ Precoat Metals segments is expected to follow our typical seasonal patterns.
•Customer inventories for our AZZ Metal Coatings segment remain constant, which should support the continued demand for our metal coatings solutions.
•Customer inventories for our AZZ Precoat Metals segment remain at historical levels, which should support the continued demand for our coil coating solutions.

Results of Operations
Net income (loss) from continuing operations by segment for fiscal 2024 and 2023 were as follows (in thousands):

	Year Ended February 29, 2024
	Metal Coatings(1)	Precoat Metals	Infrastructure Solutions(2)	Corporate(3)(4)	Total
Sales	$656,189	$881,400	$—	$—	$1,537,589
Cost of sales	465,147	708,981	—	—	1,174,128
Gross margin	191,042	172,419	—	—	363,461

Selling, general and administrative	26,314	32,848	6,246	76,453	141,861
Operating income (loss) from continuing operations	164,728	139,571	(6,246)	(76,453)	221,600

Interest expense	—	—	—	(107,065)	(107,065)
Equity in earnings of unconsolidated subsidiaries	—	—	15,407	—	15,407
Other income	128	—	—	33	161
Income (loss) from continuing operations before income tax	$164,856	$139,571	$9,161	(183,485)	130,103
Income tax expense				28,496	28,496
Net income (loss) from continuing operations				$(211,981)	$101,607

(1) For fiscal 2024, AZZ Metal Costings included expenses related to a legal matter of $5.5 million in "Selling, general and administrative".
(2) Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business, including $5.8 million related to a legal settlement.

(3) Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(4) For fiscal year 2024, amortization expense for acquired intangible assets of $24.0 million is included in Corporate expenses in "Selling, general and administrative" expense as these expenses are not allocated to the segments. Fiscal year 2024 also includes an accrual related to a legal settlement of $5.8 million for the settlement of a litigation matter that was acquired as part of the Precoat Acquisition and relates to the business activities that were discontinued prior to our acquisition.

	Year Ended February 28, 2023
	Metal Coatings(1)	Precoat Metals(2)	Infrastructure Solutions(3)	Corporate(4)	Total
Sales	$636,982	$686,667	$—	$—	$1,323,649
Cost of sales	462,473	565,233	—	—	1,027,706
Gross margin	174,509	121,434	—	—	295,943

Selling, general and administrative	18,556	41,925	—	61,824	122,305
Operating income (loss) from continuing operations	155,953	79,509	—	(61,824)	173,638

Interest expense	—	—	—	(88,800)	(88,800)
Equity in earnings of unconsolidated subsidiaries	—	—	2,597	—	2,597
Other income	101	765	—	374	1,240
Income (loss) from continuing operations before income tax	$156,054	$80,274	$2,597	(150,250)	88,675
Income tax expense				22,336	22,336
Net income (loss) from continuing operations				$(172,586)	$66,339

(1) For fiscal year 2023, amortization expense for acquired intangible assets of $7.1 million and $15.5 million is included in AZZ Metal Coatings expenses in "Cost of sales" and in AZZ Precoat Metals in "Selling, general and administrative" expense, respectively.

(2) For the fiscal year 2023, AZZ Precoat Metals segment includes results from May 13, 2022 - February 28, 2023.
(3) Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV.
(4) Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
For the fiscal year ended February 29, 2024, we recorded sales of $1,537.6 million, compared to prior year’s sales of $1,323.6 million. Of total sales for fiscal 2024, 42.7% were generated from the AZZ Metal Coatings segment and 57.3% of sales were generated from the AZZ Precoat Metals segment. Net income from continuing operations for fiscal 2024 was $101.6 million, compared to $66.3 million for fiscal 2023. Net income from continuing operations as a percentage of sales was 6.6% for fiscal 2024 as compared to 5.0% for fiscal 2023. Diluted earnings per common share from continuing operations increased by 48.5%, to $3.46 per share for fiscal 2024, compared to $2.33 per share for fiscal 2023.
On May 13, 2022, we completed the Precoat Acquisition.
Sales
Sales for the AZZ Metal Coatings segment increased $19.2 million, or 3.0%, to $656.2 million, from the prior year’s sales of $637.0 million. The increase in sales was primarily due to an increase in selling price, which contributed $13.3 million and a higher volume of steel processed, which contributed $9.5 million. This increase was partially offset by a net decrease of $3.6 million in sales of other products.
Sales for the AZZ Precoat Metals segment increased $194.7 million, or 28.4%, to $881.4 million, from the prior year's sales of $686.7 million, due primarily to a full twelve-month period in the current year, compared to the period from May 13, 2022 through February 28, 2023 for the prior year. This additional period contributed incremental sales of $178.4 million. The remaining increase was primarily due to an increase in sales price due to product mix.
Operating Income
Operating income for the AZZ Metal Coatings segment increased $8.7 million, or 5.6%, for fiscal 2024, to $164.7 million, as compared to $156.0 million for the prior year. The increase was due to improved sales as described above, partially offset by higher cost of sales and higher selling, general and administrative expenses. Cost of sales increased $2.7 million, primarily due to higher labor and overhead costs, partially offset by a decrease in zinc costs and a change in classification of amortization of intangible assets of $7.1 million to the Corporate segment, from the AZZ Metal Coatings segment. Selling, general and administrative expense increased due to the recognition of $5.5 million for a legal accrual and related expenses, and the change in classification of certain compensation and information technology costs of $2.7 million to the AZZ Metal Coatings segment, from the Corporate segment.
Operating income for the AZZ Precoat Metals segment, which was acquired on May 13, 2022, increased $60.1 million, or 75.6%, for fiscal 2024, to $139.6 million, as compared to $79.5 million for the prior year. The increase is primarily due to the inclusion of a full first quarter of fiscal 2024 compared to a partial fiscal quarter of 2023, which contributed $31.0 million to operating income. The increases in the remaining quarters were due to: an increase in sales, as described above, lower freight costs and lower selling, general and administrative expense, primarily due to the change in classification of amortization of intangible assets of $15.5 million. These increases to operating income were partially offset by an increase in cost of sales, primarily driven by higher cost of labor and materials (primarily due to higher volume), higher employee related costs, travel, other indirect costs and the change in classification of certain compensation costs to the AZZ Precoat Metals segment, from the Corporate segment.
Operating loss for the AZZ Infrastructure solutions segment for fiscal 2024 was $6.2 million, due to legal and other expenses related to receivables that were retained following the sale of the AIS business, including $5.8 million related to a legal settlement.
Corporate Expenses
Corporate expenses increased $14.7 million, to $76.5 million for fiscal 2024, compared to $61.8 million for fiscal 2023. The increase is primarily due to amortization expense of $24.0 million related to intangible assets, which is included in corporate expense in the current year period and allocated to the segments in the prior year period; an increase due to a legal settlement in the current year period of $5.8 million; a decrease in transition services agreement fees associated with the AVAIL JV; and employee-related costs. These increases were offset by a decrease in acquisition costs of $15.3 million incurred in the prior year period and the allocation of certain compensation and information technology costs to the segments in the current year period, that were previously included in corporate expenses. See also "Item 8. Financial Statements and Supplementary Data—Note 7".
Interest Expense
Interest expense for fiscal 2024 increased $18.3 million, to $107.1 million, as compared to $88.8 million in fiscal 2023. The increase is primarily attributable a full year of interest expense on the debt we obtained in conjunction with the Precoat Acquisition, partially offset by a decrease due to $2.1 million of higher capitalized interest in the current period associated with the new facility under construction in Washington, MO. See "Liquidity and Capital Resources—Greenfield Aluminum Coil Coating Facility" below for more information.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated subsidiaries for the current period increased $12.8 million, to $15.4 million, compared to $2.6 million in the prior year period. The increase is primarily due to higher earnings from the AVAIL JV, and a full year of equity in earnings in the current period, compared to one month in the prior year period. See "Item 8. Financial Statements and Supplementary Data—Note 19" for more information about the AVAIL JV.
Other (Income) Expense, Net
For fiscal 2024, other income, net decreased $1.1 million, to $0.2 million for fiscal 2024 compared to $1.2 million for fiscal 2023. The decrease is primarily due to the reclassification in the current year of sublease income earned through the Company's sublease agreements in the Precoat Metals segment, which is netted against lease expense in the current year, as well as foreign currency losses resulting from unfavorable movements in exchange rates.
Income Taxes
The provision for income taxes from continuing operations was 21.9% for fiscal 2024 compared to 25.2% for fiscal 2023. The decrease in the effective tax rate is the result of favorable changes to our state footprint following the divestiture of the AIS business, as well as an increase in tax credits that were generated in the current year compared to the prior year.
Income from Discontinued Operations, net of tax
The results of our AZZ Infrastructure Solutions segment are classified as discontinued operations in our condensed consolidated statements of operations and excluded from continuing operations for all periods presented. The results of operations from discontinued operations for fiscal 2023 consist of the following (in thousands):

Year Ended February 28,
2023
Sales	$256,224
Cost of sales	202,707
Gross margin	53,517

Selling, general and administrative	26,186
Restructuring and impairment charges	—
Loss on disposal of discontinued operations	159,910
Operating loss from discontinued operations	(132,579)

Interest expense	(8)
Other expense, net	(6,270)
Loss from discontinued operations before income tax	(138,857)
Income tax benefit	(19,544)
Net loss from discontinued operations	$(119,313)

See "Item 8. Financial Statements and Supplementary Data—Note 9" for more information.

Liquidity and Capital Resources
We have historically met our cash needs through a combination of cash flows from operating activities along with bank and bond market debt. Our cash requirements generally include cash dividend payments, capital improvements, debt repayment and acquisitions. Based on our current financial condition and current operations, we believe that our cash position, cash flows from operating activities and our expectation of continuing availability to draw upon our credit facilities are sufficient to meet our cash flow needs for the next twelve months and beyond.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Year Ended February 29/28,
	2024	2023
Net cash provided by operating activities of continuing operations	$244,468	$91,430
Net cash used in investing activities of continuing operations	(95,064)	(1,228,921)
Net cash provided by (used in) financing activities of continuing operations	(147,888)	1,027,335

Net cash used in operating activities from discontinued operations	—	(21,275)
Net cash used in investing activities from discontinued operations	—	(1,336)
Net cash provided by financing activities from discontinued operations	—	120,000
Net cash provided by operating activities of continuing operations for fiscal 2024 was $244.5 million, driven primarily by net income from continuing operations of $101.6 million, adjusted to exclude non-cash charges, net of non-cash income of $90.4 million, an increase in cash resulting from a reduction in working capital of $54.0 million, and a cash distribution on the investment in the AVAIL JV of $3.1 million. The reduction in working capital is due primarily to a reduction in accounts receivable, other receivables and inventories due to improved management of collections of trade and other receivables, and due to improved management of inventory needs. Net cash provided by operating activities was used to fund $95.1 million of capital expenditures, make net payments on long term debt and finance leases liabilities of $115.4 million and make dividend payments of $31.4 million.
Net cash provided by operating activities of continuing operations for fiscal 2023 was $91.4 million, driven primarily by net income from continuing operations of $66.3 million, adjusted to exclude non-cash charges, net of non-cash income, of $97.7 million, and a decrease in cash resulting from an increase in working capital of $67.1 million and a decrease in cash from changes in other long-term assets and liabilities of $5.5 million. The increase in working capital is due primarily to an increase in accounts receivable, other receivables and inventories and a decrease in accounts payable and accrued expenses. Net cash provided by operating activities was used to fund $57.1 million of capital expenditures, and make dividend payments of $22.7 million. The Company obtained proceeds from long-term debt of $1.6 billion, of which $1.3 billion was used to fund the Precoat Acquisition during fiscal 2023. The divestiture of the AIS business provided $106.8 million of cash. The proceeds were also used to repay $419.8 million of long-term debt.
See "Financing and Capital" section below for additional information.
Financing and Capital
2022 Credit Agreement and Term Loan B

We have a credit agreement with a syndicate of financial institutions as lenders that was entered into on May 13, 2022 (the "2022 Credit Agreement"). The 2022 Credit Agreement includes the following significant terms:
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

iv.borrowings under the Term Loan B bear a rate of Secured Overnight Financing Rate ("SOFR") plus 3.75% (following the repricing on August 17, 2023 as described below) and the Revolving Credit Facility bears a leverage-based rate between 2.75% and 3.50%; as of February 29, 2024, the rate was SOFR plus 3.50% (following the repricing on December 20, 2023, as described below);
v.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions; and,
vi.includes a maximum quarterly leverage ratio financial covenant, with reporting requirements to our banking group at each quarter-end.

During fiscal 2024, we repriced our Revolving Credit Facility and Term Loan B, which amended the 2022 Credit Agreement as follows:

i.On August 17, 2023, we repriced the Term Loan B. The repricing reduced the interest rate margin by 50 basis points to an interest rate of SOFR plus 3.75% and removed the Credit Spread Adjustment, as defined in the 2022 Credit Agreement, of 10 basis points.
ii.On December 20, 2023, we repriced its $400.0 million Revolving Credit Facility. The repricing reduced the interest rate margin on all leveraged-based pricing tiers, to a range of SOFR plus 2.75% to 3.50% and removed the Credit Spread Adjustment, as defined in the 2022 Credit Agreement, of 10 basis points.
On March 20, 2024, the Company repriced the Term Loan B, for which $980.3 million was outstanding as of February 29, 2024 under the 2022 Credit Agreement. The repricing converted from a rate of SOFR plus 3.75% to SOFR plus 3.25%.
We utilize proceeds from the Revolving Credit Facility primarily to finance working capital needs, capital improvements, dividends, acquisitions and for general corporate purposes.
As defined in the 2022 Credit Agreement, quarterly prepayments are due against the outstanding principal of the Term Loan B and are payable on the last business day of each May, August, November and February, beginning August 31, 2022, in a quarterly aggregate principal amount of $3.25 million, with the entire remaining principal amount due on May 13, 2029, the maturity date. Additional prepayments made against the Term Loan B contribute to these required quarterly payments. Due to a prepayment of $210.0 million that we made on the Term Loan B during fiscal year 2023 in connection with the sale of the AIS business, the quarterly mandatory principal payment requirement has been met, and the quarterly payments of $3.25 million are not required at this time.
The weighted average interest rate for our outstanding debt, including the Revolving Credit Facility and the Term Loan B, was 8.58% at February 29, 2024. Our credit agreement required us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 6.25 through November 2022. For each subsequent quarter, the maximum ratio decreases by 25 basis points through May 31, 2024, when the maximum Total Net Leverage Ratio reaches 4.50. As of February 29, 2024, we were in compliance with all covenants and other requirements set forth in the debt agreement.
Series A Convertible Preferred Stock
In connection with the Precoat Acquisition, on May 13, 2022, we completed the issuance of $240.0 million aggregate principal amount of 6.00% convertible subordinated notes due June 30, 2030 (the "Convertible Notes") pursuant to the Securities Purchase Agreement (the "Securities Purchase Agreement") with BTO Pegasus Holdings DE L.P., a Delaware limited partnership (together with its assignees, "Blackstone"), an investment vehicle of funds affiliated with Blackstone Inc. Interest on the Convertible Notes was payable on June 30 and December 31. On August 5, 2022, we exchanged our $240.0 million 6.00% convertible subordinated notes due June 30, 2030 for 240,000 shares of 6.0% Series A Convertible Preferred Stock ("Series A Preferred Stock"), following the receipt of shareholder approval for the issuance of preferred stock. The Series A Preferred Stock has a $1.00 par value per share and ranks senior to the common stock of the Company, including with respect to both income and capital, but junior to our indebtedness. The Series A Preferred Stock is classified as "Mezzanine equity" in the consolidated balance sheets.
Liquidation Preference

If we undergo a change of control, bankruptcy, insolvency, liquidation or de-listing of AZZ’s common stock (a “Fundamental Change Event”), holders of Series A Preferred Stock may elect to (i) receive the as-converted value of AZZ’s common stock at the then-current Conversion Price, (ii) require us to redeem the Series A Preferred Stock in cash for the Redemption Amount (as defined below) or (iii) retain their shares of Series A Preferred Stock if the Fundamental Change Event is a non-cash change of control.

The Series A Preferred Stock has a liquidation preference, as defined by GAAP, equal to the Redemption Amount. Under GAAP, the liquidation preference is defined as the amount that would be required to be paid to the shareholders upon liquidation or dissolution of the Company. As of February 29, 2024 and February 28, 2023, the holders of the shares of Series A Preferred Stock were entitled to a liquidation preference of approximately $312.5 million and $326.9 million, respectively, in the event of any liquidation, dissolution or winding up of the Company as of such year end.
The Certificate of Designation for the Series A Preferred Stock defines "liquidation preference" as $1,000 per share plus any unpaid dividends, which we refer to herein as the "Series A Base Amount."
Dividends
The Series A Preferred Stock accumulates a 6.0% dividend per annum, or $15.00 per share per quarter. Dividends are payable in cash or in kind, by accreting and increasing the Series A Base Amount (“PIK Dividends”). Dividends are payable on the sum of (i) the aggregate liquidation preference amount of $240.0 million plus (ii) any PIK Dividends. Dividends are accrued daily and paid quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year. Following the calendar quarter ending June 30, 2027, we may not elect PIK Dividends and dividends on the Series A Preferred Stock must be paid in cash. All dividends have been paid in cash through February 29, 2024. The dividend will increase annually by one percentage point, beginning with the dividend payable for the calendar quarter ending September 30, 2028. Dividends declared and paid for the year ended February 29, 2024 and February 28, 2023 were $14.4 million and $8.1 million, respectively. As of February 29, 2024, the 240,000 shares of outstanding Series A Convertible Preferred Stock had accrued dividends of $2.4 million. We currently intend to pay such dividends in cash when due.
Redemption Features
AZZ will have the right to redeem the Series A Preferred Stock at a price equal to the greater of (i) the Series A Base Amount plus accrued but unpaid dividends; (ii) the initial Series A Base Amount (excluding any prior PIK dividends) multiplied by the Return Factor less all dividends paid through the redemption date; or (iii) the amount the holder of such share of convertible preferred stock would have received had such holder, immediately prior to such redemption date, converted such shares of convertible preferred stock into common shares (such greater amount, the “Redemption Amount”).
The redemption price under option (ii) contains a "Return Factor," which will be equal to 1.4 until May 13, 2024 and, (a) in each of the three years thereafter, will increase by 0.15, (b) will increase by an additional 0.15 after May 13, 2024 (the second anniversary of the issuance date of the Series A Preferred Stock) if (i) our ratio of net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined in the 2022 Credit Agreement) on the second anniversary of the issuance date of the Series A Preferred Stock is greater than 3.5-to-1 and (ii) prior to May 13, 2024,we have not consummated dispositions of assets that, in the aggregate, resulted in proceeds in excess of $200.0 million and (c) will increase by an additional 0.20 on May 13, 2028, (the sixth anniversary of the issuance date of the Series A Preferred Stock) and each anniversary thereafter.
The redemption price under option (iii) is subject to provisions of the Certificate of Designation that limits the Company’s right to redeem to the period following the two year anniversary of the initial issuance, limits the quarterly conversion to up to 25% of the number of shares of convertible preferred stock outstanding, and requires the Company’s market price per share of common stock to exceed 185% of the conversion price.
As of February 29, 2024 and February 28, 2023, the Redemption Amount for the Series A Preferred stock was $312.5 million and $326.9 million, respectively.
At February 29, 2024, the outstanding shares of Series A Preferred Stock were not redeemable at the election of the holder, and we determined that the events outside of our control that would trigger the holders' right to redemption were not probable.
Letters of Credit
As of February 29, 2024, we had total outstanding letters of credit in the amount of $14.5 million. These letters of credit are issued for a number of reasons but are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.
Interest Rate Swap
We manage our exposure to fluctuations in interest rates by utilizing interest rate swaps to convert the variable interest rate to a fixed rate on approximately one-half of our variable-rate debt.

On September 27, 2022, we entered into a fixed-rate interest rate swap agreement with banks that are parties to the 2022 Credit Agreement, which was subsequently amended on October 7, 2022, to change the SOFR-based component of the interest rate. The interest rate swap fixes the SOFR portion of our variable-rate debt to a fixed rate of 4.277% (the "2022 Swap"). On August 17, 2023, the Company repriced its Term Loan B to SOFR plus 3.75%, resulting in a total fixed rate of 8.027%. The 2022 Swap had an initial notional amount of $550.0 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases by a pro-rata portion of any quarterly principal payments made on the Term Loan B. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2022 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2022 Swap are recognized in interest expense.
Other
We plan to contribute $8.0 million to our pension plan during fiscal 2025. See "Item 8. Financial Statements and Supplementary Data—Note 16" for a discussion of our employee benefit plan.
As of February 29, 2024, we had $1.01 billion of floating-rate and fixed-rate debt outstanding on the Revolving Credit Facility and the Term Loan B, with varying maturities through fiscal 2029. We had approximately $355.5 million of additional credit available for future draws or letters of credit as of February 29, 2024.
Greenfield Aluminum Coil Coating Facility
We are expanding our coatings capabilities through the construction of a 215,000 square foot aluminum coil coating facility in Washington, Missouri that is expected to be operational in fourth quarter of fiscal 2025. The new facility will be included in the AZZ Precoat Metals segment and is supported by a contractual commitment for approximately 75% of the output from the new plant. We expect to spend approximately $125.8 million for the land building and equipment. As of February 29, 2024, we have capital commitments of approximately $43.2 million, which are expected to be funded through cash flows from operations and borrowings under the Revolving Credit Facility. The project is expected to result in an increase to our earnings and cash flows.
Share Repurchase Program
On November 10, 2020, our Board of Directors authorized a $100 million share repurchase program pursuant to which we may repurchase our common stock (the "2020 Authorization"). Repurchases under the 2020 Authorization will be made through open market or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when we might otherwise be precluded from doing so. Currently, share repurchases may not exceed 6% of our market capitalization per fiscal year.
During fiscal 2024 and 2023, to prioritize repayments of debt, including debt incurred to finance the Precoat Acquisition, we did not repurchase shares of common stock under the 2020 Share Authorization. As of February 29, 2024, there was $53.2 million remaining to repurchase shares under the 2020 Authorization.
Other Exposures
We have exposure to commodity price increases in all three of our operating segments, primarily zinc and natural gas in the AZZ Metal Coatings segment, and natural gas, steel and aluminum in the AZZ Precoat Metals segment. We attempt to minimize these increases by entering into agreements with our zinc suppliers and such agreements generally include fixed premiums, and through fixed cost contract purchases on natural gas. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process, supply chain management, and through increases in prices where competitively feasible. We have indirect exposure to copper, aluminum, steel and nickel-based alloys in the AZZ Infrastructure Solutions segment through our 40% investment in the AVAIL JV.
Off Balance Sheet Arrangements and Contractual Commitments
As of February 29, 2024, the Company did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

As of February 29, 2024, the Company had non-cancelable forward contracts to purchase approximately $47.4 million of zinc at fixed premiums, and $8.2 million of natural gas. All such contracts expire in fiscal 2025. The Company had no other contracted commitments for any other commodities including steel, aluminum, copper, zinc, nickel based alloys, except for those entered into under the normal course of business.
As of February 29, 2024, we had outstanding letters of credit in the amount of $14.5 million. These letters of credit are issued for a number of reasons, but are most commonly issued to support collateral requirements with insurance companies.
As of February 29, 2024, we have contractual commitments related to the construction of the coil coating facility in Washington, Missouri of $43.2 million that are expected to be paid in the next 12 months. See "Greenfield Aluminum Coil Coating Facility" section above. See "Item 8. Consolidated Financial Statements and Supplementary Data—Note 22" for a discussion of our contractual commitments related to our leases.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results may differ from these estimates under different assumptions or conditions. The SEC defines critical accounting estimates as those made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on a company's financial condition or results of operations. We consider the following accounting estimates to meet this definition because they are dependent on our judgement and assumptions about matters that are inherently uncertain and represent our more critical estimates.
Impairment of Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination and is not amortized. We test goodwill for potential impairment annually as of December 31 and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying amount.
An entity may first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more-likely-than-not that the fair value is less than the carrying amount. If no impairment indicators are present, we may first perform a qualitative assessment of goodwill to determine whether a quantitative assessment is necessary. If we perform a quantitative assessment for our annual goodwill impairment test, we use the income approach. The income approach uses Level 3 fair value inputs, such as future cash flows and estimated terminal values for our reporting units that are discounted using a market participant perspective to determine the fair value of the reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates, discounted by an estimated weighted-average cost of capital derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint. A significant change in events, circumstances or any of these assumptions could result in an impairment of long-lived assets, including identifiable intangible assets. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to manufactured solutions we offer to the construction, industrial, consumer, transportation, electrical, and utility markets, changes in economic conditions of these various markets, changes in costs of raw material and natural gas, and the availability of experienced labor and management to implement our growth strategies.
Long-lived assets and Intangible assets
Long-lived assets, including property and equipment and intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Indefinite-lived intangible assets are evaluated for impairment on an annual basis, as of December 31. Impairment is measured by a comparison of the carrying amount to the estimated undiscounted cash flows to be generated by those assets. If the undiscounted cash flows are less than the carrying amount, we record impairment losses for the excess of their carrying value over the estimated fair value.
We make estimates of projected cash flows when performing our impairment evaluation. These estimates include, but are not limited to, assumptions about future sales, zinc and natural gas prices, operating costs, margins, the use or disposition of the asset, the asset's estimated remaining useful life, and future expenditures necessary to maintain the asset's existing service potential. Due to the significant subjectivity of the assumptions used to test for recoverability, changes in market conditions could result in significant impairment charges in the future, which would impact our earnings.

Accruals for Contingent Liabilities
We are subject to the possibility of various loss contingencies arising in the normal course of business. The amounts we may record for estimated claims, such as self-insurance programs, warranty, environmental, legal, and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience and other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Due to the inherent limitations in estimating future events, actual amounts paid or transferred may differ from those estimates.
Income taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. We recognize a valuation allowance against net deferred tax assets to the extent that we believe those net assets are not more-likely-than-not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.
As applicable, we record uncertain tax positions on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information becomes available.
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
Recent Accounting Pronouncements
See Part II, "Item 8. Consolidated Financial Statements and Supplementary Data, Note 1," Summary of Significant Account Policies, of the Notes to the consolidated financial statements of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.
Non-GAAP Disclosures
In addition to reporting financial results in accordance with Generally Accepted Accounting Principles in the United States ("GAAP"), we provide adjusted net income, adjusted earnings per share and adjusted EBITDA (collectively, the "Adjusted Earnings Measures"), which are non-GAAP measures. Management believes that the presentation of these measures provides investors with greater transparency when comparing operating results across a broad spectrum of companies, which provides a more complete understanding of our financial performance, competitive position and prospects for future capital investment and debt reduction. Management also believes that investors regularly rely on non-GAAP financial measures, such as adjusted net income, adjusted earnings per share and adjusted EBITDA to assess operating performance and that such measures may highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP.
Management defines adjusted net income and adjusted earnings per share to exclude intangible asset amortization, acquisition expenses, transaction related expenses and certain legal settlements and accruals, from the reported GAAP measure. Management defines Adjusted EBITDA as earnings excluding depreciation, amortization, interest, provision for income taxes, acquisition expenses, transaction related expenses and certain legal settlements and accruals. Management believes Adjusted EBITDA is used by investors to analyze operating performance and evaluate the Company's ability to incur and service debt and its capacity for making capital expenditures in the future.

Management provides non-GAAP financial measures for informational purposes and to enhance understanding of the Company’s GAAP consolidated financial statements. Readers should consider these measures in addition to, but not instead of or superior to, the Company's financial statements prepared in accordance with GAAP, and undue reliance should not be placed on these non-GAAP financial measures. Additionally, these non-GAAP financial measures may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
The following tables provides a reconciliation for the years ended February 29, 2024 and February 28, 2023 between the non-GAAP Adjusted Earnings Measures to the most comparable measures calculated in accordance with GAAP (dollars in thousands, except per share data):

Adjusted Net Income and Adjusted Earnings Per Share from Continuing Operations

	Year Ended February 29/28,
	2024		2023
	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)
Net income from continuing operations	$101,607		$66,339
Less: preferred stock dividends	(14,400)		(8,240)
Net income from continuing operations available to common shareholders	87,207		58,099
Impact of preferred stock dividends	14,400		8,240
Net income and diluted earnings per share from continuing operations for Adjusted net income calculation(2)	101,607	$3.46	66,339	$2.35
Adjustments:
Acquisition and transaction-related expenditures(3)	—	—	15,320	0.54
Amortization of intangible assets	23,960	0.83	22,613	0.79
Legal settlement and accrual(4)	17,043	0.58	—	—
Subtotal	41,003	1.41	37,933	1.33
Tax impact(5)	(9,841)	(0.34)	(9,104)	(0.32)
Total adjustments	31,162	1.07	28,829	1.01
Adjusted net income and adjusted earnings per share from continuing operations (non-GAAP)	$132,769	$4.53	$95,168	$3.36

Weighted average shares outstanding - Diluted		29,326		28,283

See notes on page 37.
Adjusted EBITDA from Continuing Operations

	Year Ended February 29/28,
	2024	2023
Net income from continuing operations	$101,607	$66,339
Interest expense	107,065	88,800
Income tax expense	28,496	22,336
Depreciation and amortization(6)	79,423	74,590
Adjustments:
Acquisition and transaction-related expenditures(3)	—	15,320
Legal settlement and accrual(4)	17,043	—
Adjusted EBITDA from continuing operations (non-GAAP)	$333,634	$267,385
See notes on page 37.

Adjusted EBITDA by Segment

	Year Ended February 29, 2024
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss) from continuing operations	$164,856	$139,571	$9,161	$(211,981)	$101,607
Interest expense	—	—	—	107,065	107,065
Income tax expense	—	—	—	28,496	28,496
Depreciation and amortization(6)	26,353	27,941	—	25,129	79,423
Adjustments:
Legal settlement and accrual(4)	5,450	—	5,750	5,843	17,043
Adjusted EBITDA from continuing operations (non-GAAP)	$196,659	$167,512	$14,911	$(45,448)	$333,634

See notes on page 37.

	Year Ended February 28, 2023
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss) from continuing operations	$156,054	$80,274	$2,597	$(172,586)	$66,339
Interest expense	—	—	—	88,800	88,800
Income tax expense	—	—	—	22,336	22,336
Depreciation and amortization(6)	32,955	40,199	—	1,436	74,590
Adjustments:
Acquisition and transaction-related expenditures(3)	—	—	—	15,320	15,320
Adjusted EBITDA from continuing operations (non-GAAP)	$189,009	$120,473	$2,597	$(44,694)	$267,385

(1) Earnings per share amounts included in the table above may not sum due to rounding differences.
(2) For the year ended February 29, 2024 and February 28, 2023, the calculation of diluted earnings per share is based on weighted average shares outstanding of
25,209 and 24,978, respectively, as the preferred shares are anti-dilutive for these calculations. The calculation of adjusted diluted earnings per share is based on weighted average shares outstanding of 29,326 and 28,283, respectively, as the preferred shares are dilutive for these calculations. Adjusted net income for adjusted earnings per share also includes the addback of preferred dividends for the periods noted above.
(3) Includes Corporate expenses related to the Precoat Acquisition and the divestiture of AZZ Infrastructure Solutions business into the AVAIL JV.
(4) For the year ended February 29, 2024, represents a legal accrual related to the Metal Coatings segment of $5.5 million, $5.8 million for the settlement of a litigation matter related to the AIS segment that was retained following the sale of the AIS business, and $5.8 million for the settlement of a litigation matter that was acquired as part of the Precoat Acquisition and relates to the business activities that were discontinued prior to our acquisition. See "Item 8.
Financial Statements and Supplementary Data—Note 22."
(5) The non-GAAP effective tax rate for each of the periods presented is estimated at 24.0%.
(6) For fiscal year 2024, amortization expense for acquired intangible assets of $24.0 million is included in Corporate expenses in "Selling, general and administrative" expense as these expenses are not allocated to the segments. For fiscal year 2023, amortization expense for acquired intangible assets of
$7.1 million and $15.5 million are included in AZZ Metal Coatings expenses in "Cost of sales" and in AZZ Precoat Metals in "Selling, general and administrative"
expense, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in commodity prices, interest rates and foreign currency exchange rates. We use derivative instruments principally to reduce our exposure to market risks from changes in commodity prices and interest rates. We do not enter into or hold derivative instruments for speculative or trading purposes.
Commodity Prices
In our AZZ Metal Coatings segment, we have exposure to commodity price changes for zinc and natural gas, which are the primary inputs in the metal coatings process. In our Precoat Metals segment, we have exposure to commodity price changes for natural gas. We manage our exposure to changes in the price of zinc by entering into agreements with our zinc suppliers and such agreements generally include fixed premiums. We also secure firm pricing for natural gas supplies with individual utilities when possible. We believe these agreements ensure adequate supplies and partially offset exposure to commodity price escalation.
Interest Rates
We had $1.0 billion of gross variable-rate debt outstanding as of February 29, 2024 under our revolving credit facility and Term Loan B. We manage our exposure to fluctuations in interest rates by utilizing interest rate swaps to convert the variable interest rate to a fixed rate on approximately one-half of our variable-rate debt. Our interest rate swap eliminates the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates, and is designated as a cash flow hedge. We are subject to future interest rate fluctuations for the unhedged portion of our borrowings, which could potentially have a negative impact on our results of operations, financial position or cash flows.
Foreign Exchange Rates
The Company’s foreign exchange exposures result primarily from intercompany balances, sale of manufactured solutions in foreign currencies, foreign currency denominated purchases, employee-related and other costs of running operations in foreign countries. As of February 29, 2024, the Company had exposure to foreign currency exchange rates related to our operations in Canada.
Sensitivity Analysis
The weighted average balance of variable interest debt outstanding, less the portion that is fixed through our interest rate swap agreement, was $483.3 million and $578.0 million as of February 29, 2024 and February 28, 2023, respectively. We estimate that a hypothetical 10% increase in interest rates from their current level would have increased interest expense by $4.2 million and $5.8 million during fiscal 2024 and 2023, respectively. We do not believe that a hypothetical change of 10% of the currency exchange rate that are currently in effect or a change of 10% of commodity prices would have a significant adverse effect on our results of operations, financial position, or cash flows, if we are able to pass along the increases in commodity prices to our customers. However, there can be no assurance that either interest rates, foreign exchange rates or commodity prices will not change in excess of the 10% hypothetical amount or that we would be able to pass along rising costs of commodity prices to our customers, and such hypothetical change, if it occurred, could have an adverse effect on our results of operations, financial position, and cash flows.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
AZZ, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of AZZ Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 29, 2024 and February 28, 2023, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 29, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024 and February 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 29, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 22, 2024 expressed an unqualified opinion.

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

Critical audit matter
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Dallas, Texas
April 22, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
AZZ Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of AZZ, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 29, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 29, 2024, and our report dated April 22, 2024, expressed an unqualified opinion on those financial statements.

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
/s/ GRANT THORNTON LLP
Dallas, Texas
April 22, 2024

AZZ INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	As of
	February 29, 2024	February 28, 2023
Assets
Current assets:
Cash and cash equivalents	$4,349	$2,820
Trade accounts receivable, net of allowance for credit losses of $2,347 and $5,752 at February 29, 2024 and February 28, 2023, respectively	142,246	156,443
Other receivables	15,599	26,969
Inventories	117,656	143,920
Contract assets	79,335	79,273
Prepaid expenses and other	7,814	7,991
Total current assets	366,999	417,416
Property, plant and equipment, net	541,652	498,503
Right-of-use assets	23,739	26,392
Goodwill	705,468	702,512
Deferred tax assets	5,606	12,467
Intangible assets, net	445,435	469,392
Investment in joint venture	98,169	84,760
Other assets	8,437	10,037
Total assets	$2,195,505	$2,221,479
Liabilities, Mezzanine Equity and Shareholders’ Equity
Current liabilities:
Accounts payable	$88,001	$84,256
Income tax payable	172	272
Accrued salaries and wages	30,823	26,262
Other accrued liabilities	68,651	70,047
Lease liability, short-term	6,659	6,403
Total current liabilities	194,306	187,240
Long-term debt, net	952,742	1,058,120
Lease liability, long-term	17,827	20,704
Deferred tax liabilities	38,567	40,536
Other long-term liabilities	57,572	61,419
Total liabilities	1,261,014	1,368,019
Commitments and contingencies (Note 22)
Mezzanine equity:
Series A Convertible Preferred Stock, $1 par, shares authorized 240; 240 shares issued and outstanding at February 29, 2024 and February 28, 2023, respectively; aggregate liquidation preference $312,520 and $326,920 at February 29, 2024 and February 28, 2023, respectively	233,722	233,722
Shareholders’ equity:
Common Stock, $1 par value; 100,000 shares authorized; 25,102 and 24,912 shares issued and outstanding at February 29, 2024 and February 28, 2023, respectively	25,102	24,912
Capital in excess of par value	103,330	93,357
Retained earnings	576,231	506,042
Accumulated other comprehensive loss	(3,894)	(4,573)
Total shareholders’ equity	700,769	619,738
Total liabilities, mezzanine equity and shareholders' equity	$2,195,505	$2,221,479

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Sales	$1,537,589	$1,323,649	$525,598
Cost of sales	1,174,128	1,027,706	379,445
Gross margin	363,461	295,943	146,153

Selling, general and administrative	141,861	122,305	66,934
Operating income	221,600	173,638	79,219

Interest expense	(107,065)	(88,800)	(6,363)
Equity in earnings of unconsolidated subsidiaries	15,407	2,597	—
Other income, net	161	1,240	175
Income from continuing operations before income taxes	130,103	88,675	73,031
Income tax expense	28,496	22,336	23,214
Net income from continuing operations	101,607	66,339	49,817
Income from discontinued operations, net of tax	—	12,770	34,205
Loss on disposal of discontinued operations, net of tax	—	(132,083)	—
Net income (loss) from discontinued operations	—	(119,313)	34,205
Net income (loss)	101,607	(52,974)	84,022
Dividends on preferred stock	(14,400)	(8,240)	—
Net income (loss) available to common shareholders	$87,207	$(61,214)	$84,022
Basic earnings (loss) per share
Earnings per common share from continuing operations	$3.48	$2.34	$2.00
Earnings (loss) per common share from discontinued operations	$—	$(4.81)	$1.38
Earnings (loss) per common share	$3.48	$(2.47)	$3.38
Diluted earnings (loss) per share
Earnings per common share from continuing operations	$3.46	$2.33	$1.99
Earnings (loss) per common share from discontinued operations	$—	$(4.78)	$1.36
Earnings (loss) per common share	$3.46	$(2.45)	$3.35

Weighted average shares outstanding - Basic	25,041	24,828	24,855
Weighted average shares outstanding - Diluted	25,209	24,978	25,077

Cash dividends declared per common share	$0.68	$0.68	$0.68
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Net income (loss) available to common shareholders	$87,207	$(61,214)	$84,022
Other comprehensive income (loss):
Foreign currency translation adjustments:
Unrealized translation loss	(57)	(7,997)	(2,310)
Unrealized translation gain for unconsolidated subsidiary, net of tax(1)	1,418	—	—
Reclassification of foreign currency translation adjustment from accumulated other comprehensive loss to loss on sale of discontinued operations	—	27,750	—
Net pension actuarial gain (loss), net of tax(2)	(303)	119	—
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized gain on interest rate swap, net of tax(3)	3,321	2,740	—
Amounts reclassified from accumulated other comprehensive income to earnings, net of tax(4)	(3,667)	139	—
Unrealized gain (loss) on interest rate swap, net of tax for unconsolidated subsidiary(1)	(33)	—	—
Other comprehensive income (loss)	679	22,751	(2,310)
Comprehensive income (loss)	$87,886	$(38,463)	$81,712

(1) Unrealized translation gain for unconsolidated subsidiary and unrealized gain (loss) on interest rate swap, net of tax for unconsolidated subsidiary are related to the Company's unconsolidated investment in the AVAIL JV and represents the Company's 40% interest for each respective amount. Net of tax expense of 491 for 2024.

(2) Net of tax expense (benefit) of $(105) and $43 for 2024 and 2023, respectively.
(3) Net of tax expense of $1,088 and $995 for 2024 and 2023, respectively.
(4) Net of tax expense (benefit) of $(1,268) and $51 for 2024 and 2023, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Cash flows from operating activities
Net income (loss) available to common shareholders	$87,207	$(61,214)	$84,022
Net (income) loss from discontinued operations	—	119,313	(34,205)
Plus: Dividends on preferred stock	14,400	8,240	—
Net income from continuing operations	101,607	66,339	49,817
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	79,423	74,590	32,081
Deferred income taxes	4,685	7,007	3,201
Equity in earnings of unconsolidated entities	(15,407)	(2,597)	—
Distribution on investment in AVAIL joint venture	3,113	—	—
Net loss (gain) on sale of property, plant and equipment	61	(1,032)	666
Amortization of debt financing costs	12,171	11,271	455
Share-based compensation expense	9,510	8,382	9,449
Other non-cash items	(67)	77	740
Changes in current assets and current liabilities	54,002	(67,075)	(32,325)
Changes in other long-term assets and long-term liabilities	(4,630)	(5,532)	(3,486)
Net cash provided by operating activities of continuing operations	244,468	91,430	60,598
Cash flows from investing activities
Purchase of property, plant and equipment	(95,119)	(57,120)	(23,590)
Acquisition of subsidiaries, net of cash acquired	—	(1,282,730)	(61,219)
Proceeds from divestiture	—	106,808	—
Other investing activities	55	4,121	2,666
Net cash used in investing activities of continuing operations	(95,064)	(1,228,921)	(82,143)
Cash flows from financing activities
Proceeds from issuance of common stock	2,364	2,372	2,788
Payments for taxes related to net share settlement of equity awards	(1,711)	(3,000)	(2,187)
Proceeds from revolving loan	249,000	380,000	296,000
Payments on revolving loan	(314,000)	(362,000)	(248,000)
Proceeds from long term debt	—	1,540,000	—
Payments on long term debt and finance lease liabilities	(50,424)	(419,750)	—
Payments of debt financing costs	(1,699)	(87,548)	—
Repurchase and retirement of treasury stock	—	—	(30,815)
Payments of dividends	(31,418)	(22,739)	(16,874)
Net cash provided by (used in) financing activities of continuing operations	(147,888)	1,027,335	912
Effect of exchange rate changes on cash	13	505	158
Net cash provided by (used in) operating activities from discontinued operations	—	(21,275)	25,412
Net cash used in investing activities from discontinued operations	—	(1,336)	(4,692)
Net cash provided by financing activities from discontinued operations	—	120,000	—
Net cash provided by discontinued operations	—	97,389	20,720
Net increase (decrease) in cash and cash equivalents	1,529	(12,262)	245
Cash and cash equivalents at beginning of period	2,820	15,082	14,837
Cash and cash equivalents at end of period	$4,349	$2,820	$15,082
Less: Cash and cash equivalents from discontinued operations at end of period	—	—	(3,000)
Cash and cash equivalents from continuing operations at end of period	$4,349	$2,820	$12,082

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at February 28, 2021	25,108	$25,108	$75,979	$547,289	$(25,084)	$623,292
Share-based compensation	—	—	9,449	—	—	9,449
Common stock issued under stock-based plans and related tax expense	109	109	(2,296)	—	—	(2,187)
Common stock issued under employee stock purchase plan	73	73	2,715	—	—	2,788
Repurchase and retirement of common stock	(602)	(602)	—	(30,213)	—	(30,815)
Cash dividends paid on common shares	—	—	—	(16,874)	—	(16,874)
Net income	—	—	—	84,022	—	84,022
Other comprehensive loss	—	—	—	(70)	(2,240)	(2,310)
Balance at February 28, 2022	24,688	$24,688	$85,847	$584,154	$(27,324)	$667,365
Share-based compensation	—	$—	$8,362	$—	$—	$8,362
Common stock issued under stock-based plans and related tax expense	154	154	(3,154)	—	—	(3,000)
Common stock issued under employee stock purchase plan	70	70	2,302	—	—	2,372
Dividends on preferred stock	—	—	—	(8,240)	—	(8,240)
Cash dividends paid on common shares	—	—	—	(16,898)	—	(16,898)
Net loss	—	—	—	(52,974)	—	(52,974)
Other comprehensive income	—	—	—	—	22,751	22,751
Balance at February 28, 2023	24,912	$24,912	$93,357	$506,042	$(4,573)	$619,738
Share-based compensation	22	$22	$9,488	$—	$—	$9,510
Common stock issued under stock-based plans and related tax expense	100	100	(1,811)	—	—	(1,711)
Common stock issued under employee stock purchase plan	68	68	2,296	—	—	2,364
Dividends on preferred stock	—	—	—	(14,400)	—	(14,400)
Cash dividends paid on common shares	—	—	—	(17,018)	—	(17,018)
Net income	—	—	—	101,607	—	101,607
Other comprehensive income	—	—	—	—	679	679
Balance at February 29, 2024	25,102	$25,102	$103,330	$576,231	$(3,894)	$700,769
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company, Basis of Presentation and Significant Accounting Policies
Organization
AZZ Inc. (the "Company," "AZZ" or "we") operates in the United States of America and Canada. We have three operating segments: AZZ Metal Coatings, AZZ Precoat Metals, and AZZ Infrastructure Solutions. Through September 30, 2022, the Company also had operations in Brazil, China, the Netherlands, Poland, Singapore, and India through its AZZ Infrastructure Solutions segment ("AIS"). On September 30, 2022, the Company contributed AIS to AIS Investment Holdings LLC (the "AVAIL JV"), and sold a 60% interest in the AIS JV to Fernweh. See Note 9 for further discussion of the divestiture. See Note 18 for information about the Company's operations by segment.
On May 13, 2022, we completed the acquisition of the Precoat Metals business division ("Precoat Metals") of Sequa Corporation ("Sequa"), a portfolio company owned by Carlyle, a global private equity firm (the "Precoat Acquisition"). See Notes 7 and 16 for further discussion about Precoat Metals. As a result of the Precoat Acquisition, we changed our operating segments, and added AZZ Precoat Metals as a new operating segment.
Unless stated otherwise, the discussion of our business and financial information throughout this Annual Report on Form 10-K refers to our continuing operations and results from continuing operations.
Basis of consolidation
The consolidated financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America and include the accounts of AZZ and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to current period presentation. See Note 9 for more information about results of operations reported in discontinued operations in the consolidated balance sheets, statements of operations and statements of cash flows for the years ended February 28, 2023 and 2022.
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
Revision of Consolidated Financial Statements
After the original issuance of our consolidated financial statements as of and for the quarter ended November 30, 2023, we identified an immaterial error in our accounting for the 6.0% Series A Convertible Preferred Stock (“Series A Preferred Stock”). We determined that we misclassified the Series A Preferred Stock as a component of stockholders’ equity instead of as mezzanine (or temporary) equity, outside of stockholders' equity. The Series A Preferred stock should have been classified as mezzanine equity because, pursuant to the terms of the Certificate of Designations, Preferences, Rights and Limitations of 6.0% Series A Convertible Preferred Stock (the “COD”), owners of the Series A Preferred Stock have the right to require us to redeem the Series A Preferred Stock in certain circumstances that are not solely in the control of the Company. As a result of incorrectly accounting for the Series A Preferred Stock as permanent equity, mezzanine equity was understated by $233.7 million with a corresponding overstatement of stockholders’ equity, starting with the original issuance date of the Series A Preferred Stock in August 2022. Because the events outside of our control that could lead to redemption are not probable of occurring, remeasurement of the Series A Preferred Stock to its redemption amount is not required. The revision had no impact on net income, earnings per share or cash flows.
Concentrations of credit risk
Financial instruments that potentially subject AZZ to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. As of February 29, 2024, we had cash in banks of $24.6 million in excess of the Federal Deposit Insurance Corporation ("FDIC") limits, which includes $21.1 million of outstanding checks.
We maintain cash and cash equivalents with various financial institutions. Our policy is designed to limit exposure to any one institution. We perform periodic evaluations of the relative credit standing of those financial institutions that are

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
considered in our banking relationships and have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk related to cash and cash equivalents.
We have limited concentrations of credit risk with respect to trade accounts receivable due to its multiple operating segments, large and diversified customer base and its geographic diversification. We perform ongoing evaluations of our customers' financial condition. Collateral is usually not required from customers as a condition of sale.
Accounts receivable, net of allowance for credit losses
Accounts receivable are stated amounts due from customers. We maintain an allowance for credit losses for estimated losses resulting from the inability of customers to make required payments. We treat trade accounts receivable as one portfolio and record an allowance based on a combination of management’s knowledge of its customer base, historical losses, current economic conditions and customer specific events. The allowance is adjusted based on specific information in connection with aged receivables. Accounts receivable are considered to be past due when payment is not received in accordance with the customer’s credit terms. Accounts are written off when management determines the account is uncollectible. Recoveries are recorded against the allowance in the period received.
The following table shows the changes in the allowance for credit losses for fiscal 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Balance at beginning of year	$5,752	$5,395	$5,378
Adjustment based on aged receivables analysis	(67)	(58)	100
Charge-offs, net of recoveries	338	83	(85)
Other(1)	(3,676)	327	—
Effect of exchange rate changes	—	5	2
Balance at end of year(2)	$2,347	$5,752	$5,395

(1) For fiscal 2024, "Other" represents the write off of $3.7 million of reserves following the settlement of a litigation matter. The reserves related to the AZZ Infrastructure Solutions segment and were retained following the AIS divestiture.

(2) For fiscal 2024, 2023 and 2022, the allowance for credit losses includes $1.7 million, $5.4 million and $5.4 million, respectively, of reserves related to the AZZ Infrastructure Solutions segment that were retained following the AIS divestiture.

Other Receivables
Other receivables includes income taxes receivable, receivables for supplier rebates, and other miscellaneous receivables.
Revenue recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that it expects to be entitled to in exchange for those goods or services. The amount and timing of revenue recognition varies by segment, based on the nature of the goods or services provided and the terms and conditions of the customer contract.
AZZ Metal Coatings Segment
AZZ's Metal Coatings segment is a provider of hot-dip galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication and other industries. Within this segment, the contract is typically governed by a customer purchase order or work order. The contract generally specifies the delivery of what constitutes a single performance obligation consisting of metal coating services. We recognize sales over time as the metal coating is applied to customer provided material as the process enhances a customer-controlled asset. Contract modifications are rare within this segment and most contracts are on a fixed price basis with no variable consideration.
AZZ Precoat Metals Segment
AZZ Precoat Metals provides advanced applications of protective and decorative coatings and related value-added services for steel and aluminum coil, primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation and other end markets.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Within this segment, the contract is typically governed by a customer purchase order. The contract generally specifies the delivery of a performance obligation consisting of coating services, and may also include secondary services, such as slitting, embossing or cut to length. We recognize sales over time as the coil coating is applied to customer provided material as the process enhances a customer-controlled asset. Contract modifications are rare within this segment. In certain cases, we may offer volume discounts, which are recorded as a reduction to sales, and recognized over time in the same manner as the related revenue.
Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and contract liabilities (customer advances and deposits) on the consolidated balance sheets. Billing can occur after revenue recognition, resulting in contract assets. In addition, we can receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.
The increases or decreases in contract assets and contract liabilities from continuing operations during fiscal year 2024 were primarily due to normal timing differences between AZZ's performance and customer payments. Contract liabilities of $1.0 million and $1.3 million as of February 29, 2024 and February 28, 2023, respectively, are included in "Other accrued liabilities" in the consolidated balance sheets. As of both February 29, 2024 and February 28, 2023, the balance for contract assets was $79.3 million. The balance for both years was primarily related to the AZZ Precoat Metals segment. We recognized $1.3 million of revenue for amounts that were included in contract liabilities as of February 28, 2023.
Other
No general rights of return exist for customers; however, we provide assurance-type warranties and a provision for estimated warranties has been established. AZZ generally does not sell extended warranties. Revenue is recognized net of applicable sales and other taxes. We do not adjust the contract price for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a good or service to a customer and when the customer pays for that good or service will be one year or less, which is generally the case. Shipping and handling is treated as a fulfillment obligation instead of a separate performance obligation and such costs are expensed as incurred.
Disaggregated Sales
Sales by segment and geography is disclosed in Note 18. In addition, the following table presents disaggregated sales, from continuing operations, by customer industry for fiscal years 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Sales:
Construction	$841,557	$667,852	$119,294
Industrial	153,686	152,731	113,561
Consumer	128,658	105,587	—
Transportation	141,237	135,319	98,106
Utilities	100,236	94,188	71,073
Other (1)	172,215	167,972	123,564
Total sales	$1,537,589	$1,323,649	$525,598
(1) Other includes less significant markets, such as agriculture, recreation, petro-chem, AZZ Tubular products and sales from recycling and other.
Cash and cash equivalents
We consider cash and cash equivalents to include cash on hand, deposits with banks and all highly liquid investments with an original maturity of three months or less.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventories
Inventories are stated at the lower of cost or market value. Cost is determined principally using the first-in-first-out (FIFO) method for the AZZ Metal Coatings segment and the specific identification cost method for the Precoat Metals segment. A reserve for excess quantities and obsolescence is based on forecasted demand within specific time horizons, technological obsolescence, and an assessment of any inventory that is not in sellable condition, which we record as a charge to reduce inventory to its net realizable value.
Property, plant and equipment
Property and equipment are stated at cost less accumulated depreciation. Costs for improvements that extend the useful life of our property and equipment are capitalized as additions. The improvements are depreciated over the estimated useful lives, and assets that are replaced are disposed of at the net book value. In addition, we capitalize interest on borrowings during the active construction period of capital projects. Capitalized interest is added to the cost of the assets and depreciated over the estimated useful lives of the assets. Depreciation is computed using the straight-line method over the following estimated useful lives:

Leasehold improvements, buildings and structures	10-27 years
Machinery and equipment	3-15 years
Furniture and fixtures	3-15 years
Automotive equipment	3-5 years
Computers and software	3-7 years
Repairs and maintenance are charged to expense as incurred.
Amortizable intangible and long-lived assets
Intangible assets on the consolidated balance sheets are comprised of customer relationships, non-compete agreements, trademarks, technology and certifications. Such intangible assets (excluding indefinite-lived intangible assets) are amortized on a straight-line basis over the estimated useful lives of the assets ranging from three to 30 years. Long-lived assets, such as property and equipment and intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. If the undiscounted cash flows are less than the carrying amount, we record impairment losses for the excess of their carrying value over the estimated fair value. We did not recognize any impairment charges for fiscal years 2024, 2023, or 2022 since there were no changes in events or circumstances that would suggest these assets were impaired.
Goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Other indefinite-lived intangible assets consist of certain tradenames that were obtained through acquisitions. We test goodwill and other indefinite-lived intangibles for potential impairment annually as of December 31, or more frequently, if events or circumstances change that would more-likely-than-not reduce the reporting unit's fair value below its carrying amount. If no impairment indicators are present, we may first perform a qualitative assessment of goodwill to determine whether a quantitative assessment is necessary. If we perform a quantitative assessment for the annual goodwill impairment test, then we use the income approach. The income approach uses Level 3 fair value inputs, such as future cash flows and estimated terminal values for our reporting units that are discounted using a market participant perspective to determine the fair value of the reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates, discounted by an estimated weighted-average cost of capital derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint. A significant change in events, circumstances or any of these assumptions could result in an impairment of long-lived assets, including identifiable intangible assets. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to manufactured solutions we offer to the construction, industrial, consumer, transportation, electrical, and utility markets, changes in economic conditions of these various markets, changes in costs of raw material and natural gas, and the availability of experienced labor and management to implement our growth strategies. For fiscal year 2024, we elected to perform a qualitative analysis and determined that no conditions existed that would make it more-likely-than-not that the goodwill or indefinite-lived intangible

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
assets were impaired. Therefore, no further quantitative testing was required. For fiscal years 2024, 2023 and 2022, no impairment losses were recognized for goodwill or indefinite-lived intangible assets.
Investment in Unconsolidated Joint Venture
We account for the investment in our joint venture under the equity method of accounting, as we exercise significant influence over, but do not control the joint venture. Investments in unconsolidated joint ventures are initially recorded at fair value, and subsequently increased or decreased for allocations of net income and changes in cumulative translation adjustments. Equity in net income (loss) from the AVAIL JV is allocated based on our 40% economic interest. We record our interest in the joint venture on a one-month lag to allow sufficient time to review and assess the joint venture’s effect on our reported results. We assess our investment in the unconsolidated joint venture for recoverability when events and circumstances are present that suggest there has been a decline in value, and if it is determined that a loss in value of the investment is other than temporary, the investment is written down to its fair value. We do not believe that the value of our equity investment was impaired as of February 29, 2024.
Debt issuance costs
Debt issuance costs that are incurred in connection with the issuance of debt are amortized to interest expense using the effective interest rate method over the term of the debt. Costs related to our revolving credit facility are included in "Other assets" on the consolidated balance sheets. Costs related to our long-term debt instruments are presented as a reduction to long-term debt on the consolidated balance sheets.
Related Party Transactions
Following the close of the AVAIL JV, we entered into a transition services agreement with AIS Investment Holdings LLC, which is considered a related party. In conjunction with the transition services agreement ("TSA"), we recognized $3.5 million and $3.4 million of TSA fees for fiscal years 2024 and 2023, respectively, which are included as a reduction to "Selling, general and administrative" expense in the consolidated statements of operations. As of February 29, 2024, we did not have any related party receivables or payables outstanding. As of February 28, 2023, related party receivables and payables of $8.4 million and $6.3 million are included in "Accounts receivable" and "Other accrued liabilities," respectively, in the consolidated balance sheets.
Income taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We recognize a valuation allowance against net deferred tax assets to the extent that we believe those net assets are not more-likely-than-not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize its deferred tax assets in the future in excess of their net recorded amount, we make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
As applicable, we record Uncertain Tax Positions ("UTPs") on the basis of a two-step process whereby (1) we determine whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
We are subject to taxation in the U.S. and various state, provincial, local, and foreign jurisdictions. With few exceptions, as of February 29, 2024, we are no longer subject to U.S. federal or state examinations by tax authorities for years before fiscal 2020.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. In accordance with Accounting Standards Codification ("ASC") 820, Fair Value Measurement ("ASC 820"), certain of our assets and liabilities, which are carried at fair value, are classified in one of the following three categories:
•Level 1: Quoted market prices in active markets for identical assets or liabilities.
•Level 2: Observable market-based inputs, other than Level 1, or unobservable inputs corroborated by market data.
•Level 3: Unobservable inputs that are not corroborated by market data and reflect the Company’s own assumptions.

See Note 21 for more information.
Foreign Currency
The local currency is the functional currency for our foreign operations. Related assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet date, and revenues and expenses are translated at weighted-average exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included in "Accumulated other comprehensive income (loss)." Gains or losses arising from the translation of intercompany balances of our foreign entities are included in earnings, because the intercompany balances are denominated in a currency other than the functional currency of the foreign entity.
Accruals for Contingent Liabilities
We are subject to the possibility of various loss contingencies arising in the normal course of business. The amounts the Company may record for estimated claims, such as self-insurance programs, warranty, environmental, legal, and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience and other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Due to the inherent limitations in estimating future events, actual amounts paid or transferred may differ from those estimates.
Leases
We are a lessee under various leases for facilities and equipment. For leases with terms over one year, we recognize a right-of-use ("ROU") asset and lease liability on the consolidated balance sheet based on the present value of the future minimum lease payments. An ROU asset represents our right to use an underlying asset during the lease term and a lease liability represents the Company's obligation to make lease payments. For short-term leases with an initial term of twelve months or less that do not contain an option to purchase that is likely to be exercised, we do not record ROU assets or lease liabilities on the consolidated balance sheet.
We use our incremental borrowing rate to determine the present value of future payments unless the implicit rate in the lease is readily determinable. The incremental borrowing rate is calculated based on what we would pay to borrow on a collateralized basis, over a similar term, based on information available at lease commencement. In determining the future minimum lease payments, we incorporate options to extend or terminate the lease when it is reasonably certain that such options will be exercised. The ROU asset includes any initial direct costs incurred and is recorded net of any lease incentives received. Leasehold improvements are capitalized and depreciated over the term of the lease, including any options for which are reasonably certain will be exercised, with a maximum of 10 years.
Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term, as the ROU asset is amortized, and the lease liability is accreted. For facility leases, we account for lease and non-lease components on a combined basis, and for its equipment leases, lease and non-lease components are accounted for separately.
In addition to fixed lease payments, some lease agreements contain provisions for variable lease payments. Certain vehicle and equipment leases provide for variable lease payments based on, among other things, inflation adjustments, a specified index rate adjustment, or usage. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Defined Benefit Pension Plan

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the AZZ Precoat Metals segment, certain current and past employees participate in a defined benefit pension plan sponsored and administered by AZZ. The pension plan calls for benefits to be paid to eligible employees at retirement, based primarily upon years of service and compensation rates near retirement. The plan was frozen prior to acquisition of Precoat Metals, and new employees are not eligible to participate.
We incur expenses in connection with the defined benefit pension plan. We use various assumptions to measure expense and the related benefit obligation, including discount rates used to value the obligation, expected return on plan assets used to fund these expenses, and estimated future inflation rates. These assumptions are based on historical experience as well as current facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. We recognize the overfunded or underfunded status of defined benefit pension as an asset or liability in the consolidated balance sheets. Changes in the funded status are recognized in "Accumulated other comprehensive income (loss)," in the year in which the changes occur. See Note 16 for further information.
Series A Preferred Stock
We initially recorded the 240,000 shares of Series A Preferred Stock issued in connection with the Precoat Acquisition at its fair value less issuance costs. The Series A Preferred Stock is classified as mezzanine equity in the consolidated balance sheets. In accordance with ASC 480-10-S99, because the shares of Series A Preferred Stock are redeemable at the holder’s option upon the occurrence of an event that is not solely within our control, the carrying value of the Series A Preferred Stock is required to be classified as mezzanine equity. See Note 13 for further description of the Series A Preferred Stock, including the events upon which the holder has the right to redeem the Series A Preferred Stock in cash.
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued Accounting Standards Update No. ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract liabilities from Contracts with Customers ("ASU 2021-08"), which requires contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") at the acquisition date as if the acquirer had originated the contracts rather than adjust them to fair value. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. AZZ adopted ASU 2021-08 in fiscal 2023 and the adoption did not have a material impact on our financial condition, results of operations or cash flows.
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate ("LIBOR") or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform", ("ASU 2021-01"), which clarifies the scope and application of certain optional expedients and exceptions regarding the original guidance. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"), which defers the sunset date of the reference rate reform guidance to December 31, 2024. The amendments in these ASUs were effective upon issuance. As we no longer have any LIBOR-based contracts, these ASUs did not have a material effect on our current financial position, results of operations or cash flows.
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
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures of cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. We are currently assessing the impact of this update on our consolidated financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which expands disclosures about a public entity’s reportable segments and requires

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
2. Property, Plant and Equipment
Property, plant and equipment consisted of the following as of February 29, 2024 and February 28, 2023 (in thousands):

	As of February 29/28,
	2024	2023
Land	$52,318	$52,322
Building and structures	301,189	291,254
Machinery and equipment	408,641	391,786
Furniture, fixtures, software and computers	30,026	28,906
Automotive equipment	2,677	2,757
Construction in progress	86,062	24,681
	880,913	791,706
Less accumulated depreciation	(339,261)	(293,203)
Property, plant, and equipment, net	$541,652	$498,503

The following table outlines the classification of depreciation expense from continuing operations in the consolidated statements of income for fiscal 2024, 2023, and 2022 (in thousands):

	Year Ended February 29/28,
	2024	2023	2022
Cost of sales	$53,035	$49,413	$23,795
Selling, general and administrative	2,427	2,564	1,628
Total depreciation expense	$55,462	$51,977	$25,423
3. Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual impairment tests. Other intangible assets are amortized over their estimated useful lives.

Changes in goodwill by segment for fiscal years 2024 and 2023 were as follows (in thousands):

As of February 29, 2024
Segment	Beginning Balance	Acquisitions(1)	Currency Translation Adjustment	Ending Balance
Metal Coatings	$177,696	$—	$(21)	$177,675
Precoat Metals	524,816	2,977	—	527,793
Total	$702,512	$2,977	$(21)	$705,468

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2023
Segment	Beginning Balance	Acquisitions(1)	Currency Translation Adjustment	Ending Balance
Metal Coatings	$190,391	$(10,783)	$(1,912)	$177,696
Precoat Metals	—	524,816	—	524,816
Total	$190,391	$514,033	$(1,912)	$702,512

(1) The increase in Acquisitions for fiscal year 2024 and 2023 represents purchase price adjustments during the measurement period for the Precoat acquisition. The decrease in Acquisitions for fiscal year 2023 for the Metal Coatings segment represents purchase price adjustments for the DAAM acquisition.

Amortizable intangible assets consisted of the following as of February 29, 2024 and February 28, 2023 (in thousands):

	Weighted-Average Life (Years)	As of February 29/28,
		2024	2023
Customer related intangibles	23	$475,441	$475,457
Non-compete agreements	15	6,793	6,795
Trademarks / Tradenames	34	35,774	35,774
Technology	15	36,000	36,000
Gross intangible assets		554,008	554,026
Less accumulated amortization		(110,078)	(86,139)
Total amortizable intangible assets, net		$443,930	$467,887
The following table outlines the classification of amortization expense in the consolidated statements of income for fiscal 2024, 2023, and 2022 (in thousands):

	Year Ended February 29/28,
	2024	2023	2022
Cost of sales	$—	$7,124	$6,658
Selling, general and administrative	23,961	15,489	—
Total amortization expense	$23,961	$22,613	$6,658
In addition to its amortizable intangible assets, we have recorded indefinite-lived intangible assets of $1.5 million on the consolidated balance sheets as of February 29, 2024 and February 28, 2023, related to certain tradenames acquired as part of prior business acquisitions.
The following table summarizes the estimated amortization expense for the next five fiscal years and beyond (in thousands):

2025	$22,747
2026	22,717
2027	22,711
2028	21,555
2029	21,403
Thereafter	332,797
Total	$443,930

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Inventories
The following table summarizes the components of inventory (in thousands):

	As of February 29/28,
	2024	2023
Raw material	$111,674	$138,227
Work in process	898	1,558
Finished goods	5,084	4,135
Total inventories	$117,656	$143,920
Our inventory reserve was $4.5 million and $7.3 million as of February 29, 2024 and February 28, 2023, respectively.
5. Other Accrued Liabilities
Other accrued liabilities consisted of the following as of February 29, 2024 and February 28, 2023 (in thousands):

	As of February 29/28,
	2024	2023
Materials and supplies accruals	21,902	25,605
Legal accrual	10,800	685
Employee-related expenses	7,418	11,349
Accrued customer discount	5,757	3,674
Accrued warranty	4,993	2,852
Sales and other taxes payable	4,005	3,943
Environmental liability - current	3,423	3,760
Customer claims liability	2,696	3,610
Due to related party	—	6,260
Other	7,657	8,309
Total	$68,651	$70,047

6. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	As of February 29/28,
	2024	2023
Pension liability	$31,148	$31,287
Environmental liability - long-term	18,662	20,112
Workers' compensation liability	4,001	2,856
ASC 740-10 Uncertain tax positions	2,188	4,536
Earnout liability	920	1,757
Non-current income tax payable	653	871
Other long-term liabilities	$57,572	$61,419
7. Acquisitions
Precoat Acquisition
On May 13, 2022, we acquired Precoat Metals for a purchase price of approximately $1.3 billion (the "Precoat Acquisition"). AZZ Precoat Metals is the leading independent provider of metal coil coating solutions in North America. The

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
acquisition represented the continued transition of AZZ to a focused provider of coating and galvanizing services for critical applications.
We completed the final purchase accounting valuation during the first quarter of fiscal year 2024. We accounted for the Precoat Acquisition as a business combination under the acquisition method of accounting. Goodwill from the acquisition of $527.8 million represents the excess purchase price over the estimated value of net tangible and intangible assets and liabilities assumed and is expected to be deductible for income tax purposes. Goodwill from the acquisition was allocated to the AZZ Precoat Metals segment. Assets acquired and liabilities assumed in the Precoat Acquisition were recorded at their estimated fair values as of the acquisition date.
When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. We engaged third-party valuation experts to assist in determination of fair value of property and equipment, intangible assets, pension benefit obligation and certain other assets and liabilities. Management believes that the current information provides a reasonable basis for the fair values of assets acquired and liabilities assumed. During the first quarter of fiscal 2024, we made purchase price allocation adjustments that impacted goodwill, contract assets and accrued expenses.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the summary of the assets acquired and liabilities assumed, in aggregate, related to the Precoat Acquisition, as of the date of the acquisition (in thousands):

	May 13, 2022	Measurement Period Adjustments	As Adjusted
Assets
Accounts receivable, net	$77,422	$—	$77,422
Inventories	43,369	—	43,369
Contract assets	70,731	(2,417)	68,314
Prepaid expenses and other	2,247	—	2,247
Property, plant and equipment	305,503	—	305,503
Right-of-use assets	13,753	—	13,753
Goodwill	524,816	2,977	527,793
Deferred tax asset	8,660	—	8,660
Intangible assets, net	446,000	—	446,000
Other assets	546	—	546
Total fair value of assets acquired	$1,493,047	$560	$1,493,607
Liabilities
Accounts payable	99,223	—	99,223
Accrued expenses	31,201	560	31,761
Other accrued liabilities	5,330	—	5,330
Lease liability, short-term	2,440	—	2,440
Lease liability, long-term	11,313	—	11,313
Deferred tax liabilities	3,100	(3,100)	—
Other long-term liabilities	56,991	3,100	60,091
Total fair value of liabilities assumed	$209,598	$560	$210,158
Total purchase price, net of cash acquired	$1,283,449	$—	$1,283,449

Intangible assets include customer relationships, tradenames and technology. Other long-term liabilities include the pension liability and certain environmental liabilities. See Notes 16 and 17 for more information about these long-term liabilities.
DAAM Acquisition
On February 28, 2022, we entered into an agreement to acquire all the outstanding shares of DAAM Galvanizing Co. Ltd. ("DAAM"), a privately held hot-dip galvanizing company based in Edmonton, Alberta Canada, for approximately $35.5 million. DAAM currently operates two galvanizing facilities in Canada; one located in Edmonton, Alberta and a second in Saskatoon, Saskatchewan, as well as a service depot in Calgary, Alberta. The addition of DAAM expanded our geographical coverage in the Northwest and enhanced the scope of metal coatings solutions offered in Canada. The business is included in the AZZ Metal Coatings segment. The goodwill arising from this acquisition was allocated to the AZZ Metal Coatings segment, and we estimate that approximately 50% of the goodwill amount is expected to be deductible for income tax purposes.
We engaged third-party valuation experts to assist with the purchase price allocation, the recorded valuation of property, plant and equipment, intangible assets and certain other assets and liabilities. Estimates from third-party experts along with the analysis and expertise of management have formed the basis for the allocation. During the third quarter of fiscal 2023, the purchase price allocation was finalized. We settled the working capital adjustment and received cash of $0.7 million during fiscal 2023, and adjusted other acquired assets and liabilities, which resulted in net decrease in the purchase price.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the summary of the assets acquired and liabilities assumed, in aggregate, related to the DAAM acquisition, as of the date of the acquisition (in thousands):

February 28, 2022
Assets
Accounts receivable	$3,082
Other receivables	171
Inventories	2,451
Property, plant and equipment	11,462
Goodwill	13,691
Intangibles and other assets	9,975
Total fair value of assets acquired	$40,832
Liabilities
Accounts payable and other accrued liabilities	3,910
Deferred tax liabilities	1,422
Total fair value of liabilities assumed	$5,332
Total purchase price, net of cash acquired	$35,500
Unaudited Pro Forma Information
The following unaudited pro forma financial information for fiscal 2023 and 2022 combines the historical results of AZZ and the acquisition of Precoat Metals, assuming that the companies were combined as of March 1, 2021. The pro forma financial information includes business combination accounting effects from the Precoat Acquisition, including amortization expense from acquired intangible assets, depreciation expense from acquired property, plant and equipment, interest expense from financing transactions which occurred to fund the Precoat Acquisition, acquisition-related transaction costs and tax-related effects. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Precoat Metals had taken place on March 1, 2021 or of future operating performance.

	Year Ended February 28,
	2023	2022
Sales	$1,516,669	$1,265,953
Net income from continuing operations (1)	85,440	62,167

(1) Net income for the year ended February 28, 2022 includes acquisition costs of approximately $45.0 million, of which
    $11.5 million was incurred by AZZ and $33.5 million was incurred by Precoat Metals prior to the acquisition.

Steel Creek Acquisition
On January 3, 2022, we completed the acquisition of all the assets of Steel Creek Galvanizing Company, LLC ("Steel Creek"), a privately held hot-dip galvanizing company based in Blacksburg, South Carolina, for approximately $25.0 million. The acquisition expanded our geographical reach in metal coatings solutions and extends its ability to support customers in the Southeast region of the United States. The business is included in the AZZ Metal Coatings segment. The goodwill arising from this acquisition was allocated to the AZZ Metal Coatings segment and is expected to be deductible for income tax purposes.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The purchase price allocation was finalized during fiscal 2023. The following table summarizes the fair values of the allocation of assets acquired and liabilities assumed, in aggregate, related to the Steel Creek acquisition, as of the date of the acquisition (in thousands):

January 3, 2022
Assets
Accounts receivable	$575
Inventories	3,593
Property, plant and equipment	15,796
Intangibles	872
Goodwill	7,755
Total fair value of assets acquired	$28,591
Liabilities
Accounts payable and other accrued liabilities	765
Contingent consideration	2,826
Total fair value of liabilities assumed	$3,591
Total purchase price, net of cash acquired	$25,000

In addition to the initial cash payment upon closing, contingent consideration of up to $2.8 million is payable based on the achievement of specified operating results over the three-year period following completion of the acquisition. As of February 29, 2024, the contingent consideration liability was $0.9 million.

8. Supplemental Cash Flow Information

To arrive at net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Year Ended February 29/28,
	2024	2023	2022
Decrease (increase) in current assets:
Accounts receivable, net	$14,261	$(12,556)	$(15,643)
Other receivables	11,370	(13,989)	(5,648)
Inventories	26,276	(17,198)	(18,765)
Contract assets	(2,479)	(4,404)	(37)
Prepaid expenses and other	177	(4,190)	1,578
Increase (decrease) in current liabilities:
Accounts payable	(801)	(14,035)	5,719
Income taxes payable	(100)	(3,252)	4,377
Accrued expenses	5,298	2,549	(3,906)
Changes in current assets and current liabilities	$54,002	$(67,075)	$(32,325)

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash flows related to interest and income taxes were as follows (in thousands):

	Year Ended February 29/28,
	2024	2023	2022
Cash paid for interest	$97,812	$77,989	$6,062
Cash paid for income taxes	20,433	24,489	31,660

Supplemental disclosures of non-cash investing and financing activities were as follows (in thousands):

	Year Ended February 29/28,
	2024	2023	2022
Issuance of preferred stock in exchange for convertible notes	$—	$233,722	$—
Accrued dividends on preferred stock	2,400	2,400	—
Accruals for capital expenditures	7,514	1,748	864

During fiscal 2024, we had non-cash investing activities related to asset retirements of $9.5 million. See Note 10 for supplemental disclosures of non-cash investing and financing activities related to our leases.

9. Discontinued Operations
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
The divestiture of the AZZ Infrastructure Solutions segment represents an intentional strategic shift in our operations and allowed AZZ to become a focused provider of coating and galvanizing solutions for critical applications. As a result, the results of the AIS segment were classified as discontinued operations in our condensed statements of operations and excluded from both continuing operations and segment results for the fiscal years ended February 28, 2023 and 2022.
As part of recognizing the business as held for sale in accordance with GAAP, we were required to measure AIS at the lower of its carrying amount or fair value less cost to sell. As a result of this analysis, during fiscal 2023, we recognized a non-cash, pre-tax loss on disposal of $159.9 million. The loss is included in "Loss on disposal of discontinued operations" in the consolidated statements of operations. The loss was determined by comparing the fair value of the consideration received for the sale of a 60% interest in the AVAIL JV and the fair value of our retained 40% investment in the AVAIL JV with the net assets of the AVAIL JV immediately prior to the transaction. The fair value of our retained investment in the AVAIL JV was determined in a manner consistent with the transaction price received for the sale of the 60% interest in the AVAIL JV.

The results of operations from discontinued operations for the fiscal years 2023 and 2022, have been reflected as discontinued operations in the consolidated statements of operations and consist of the following (in thousands):

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended February 28,
	2023	2022
Sales	$256,224	$377,066
Cost of sales	202,707	297,996
Gross margin	53,517	79,070

Selling, general and administrative	26,186	46,747
Restructuring and impairment charges	—	(1,797)
Loss on disposal of discontinued operations	159,910	—
Operating income (loss) from discontinued operations	(132,579)	34,120

Interest expense	(8)	(32)
Other expense, net	(6,270)	(774)
Income (loss) from discontinued operations before income tax	(138,857)	33,314
Income tax benefit	(19,544)	(891)
Net income (loss) from discontinued operations	$(119,313)	$34,205
Earnings (loss) per common share from discontinued operations:
Basic earnings (loss) per share	$(4.81)	$1.38
Diluted earnings (loss) per share	$(4.78)	$1.36
The depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the discontinued operation for the following fiscal years 2023 and 2022, consists of the following (in thousands):

	Year Ended February 28,
	2023	2022
Depreciation and amortization	$7,279	$12,584
Purchase of property, plant and equipment	4,831	4,815
Non-cash loss on disposal of discontinued operations	159,910	—
Loss on disposal group held for sale	—	1,797
Loss on sale of property, plant and equipment	—	147
As of February 29, 2024, February 28, 2023, and February 28, 2022 the Company had no restructuring liabilities outstanding.
10. Leases
We are a lessee under various leases for facilities and equipment. See Note 1 for a description of our accounting policy for leases.
As of February 29, 2024, we were the lessee for 162 operating leases and 42 finance leases with terms of 12 months or more. These leases are reflected on our balance sheet in "Right-of-use assets," "Lease liability - short-term" and "Lease liability - long-term."
Our operating leases are primarily for (i) operating facilities, (ii) vehicles and equipment used in operations, (iii) facilities used for back-office functions and (iv) equipment used for back-office functions, and (v) temporary storage. The majority of our vehicle and equipment leases have both a fixed and variable component.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. We have has a significant number of short-term leases, including month-to-month agreements. Our short-term lease agreements include expenses incurred hourly, daily,

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
monthly and for other durations of time of one year or less. Our future lease commitments as of February 29, 2024 do not reflect all of our short-term lease commitments.
The following table outlines the classification of right-of-use asset and lease liabilities in the consolidated balance sheets for fiscal 2024 and 2023 (in thousands):

	Balance Sheet Classification	As of February 29/28,
		2024	2023
Assets
Operating right-of-use assets	Right-of-use assets	$19,808	$25,076
Finance right-of-use assets	Right-of-use assets	3,931	1,316
Liabilities
Operating lease liabilities ― short-term	Lease liability - short-term	$5,893	$6,119
Operating lease liabilities ― long-term	Lease liability - long-term	14,606	19,659
Finance lease liabilities ― short-term	Lease liability - short-term	766	284
Finance lease liabilities ― long-term	Lease liability - long-term	3,221	1,045
Supplemental information related to AZZ's operating leases was as follows (in thousands, except years and percentages):

	2024	2023
Operating cash flows from operating leases included in lease liabilities	$7,270	$5,832
Lease liabilities obtained from new ROU assets - operating	$2,321	$3,986
Weighted-average remaining lease term - operating leases	4.12 years	5.04 years
Weighted-average discount rate - operating leases	4.49%	4.31%
Decrease in ROU assets related to lease terminations	$(1,294)	$—
Financing cash flows from finance leases included in lease liabilities	$425	$186
Operating cash flows from finance leases included in lease liabilities	$109	$33
Lease liabilities obtained from new ROU assets - finance leases	$3,083	$420
Weighted-average remaining lease term - finance leases	5.21 years	4.61 years
Weighted-average discount rate - finance leases	6.70%	5.15%
The following table outlines the classification of lease expense related to operating and finance leases in the consolidated statements of operations for fiscal 2024, 2023, and 2022 (in thousands):

	Year Ended February 29/28,
	2024	2023	2022
Operating lease expense:
Cost of sales	$11,877	$12,210	$6,744
Selling, general and administrative	2,000	1,858	1,264
Total operating lease expense	$13,877	$14,068	$8,008
Financing lease expense:
Cost of sales	$468	$199	$93
Interest expense	109	33	13
Total financing lease expense	$577	$232	$106
Total lease expense	$14,454	$14,300	$8,114

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of February 29, 2024, maturities of our lease liabilities were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2025	$6,667	$1,004	$7,671
2026	5,686	927	6,613
2027	4,500	888	5,388
2028	2,475	801	3,276
2029	1,871	584	2,455
Thereafter	1,251	532	1,783
Total lease payments	$22,450	$4,736	$27,186
Less imputed interest	(1,951)	(749)	(2,700)
Total	$20,499	$3,987	$24,486
We sublease multiple buildings in Columbia, South Carolina to multiple subtenants. The Columbia sublease agreements are by and between AZZ Precoat Metals and multiple subtenants. Sublease income is recognized over the term of the sublease on a straight-line basis and is reported in the consolidated statement of operations as a reduction to "Cost of sales." We recognized $1.0 million of income from subleases during fiscal year 2024.
11. Debt
Our long-term debt instruments and balances outstanding as of February 29, 2024 and February 28, 2023 were as follows (in thousands):

	As of February 29/28,
	2024	2023
Revolving Credit Facility	$30,000	$95,000
Term Loan B	980,250	1,030,250
Total debt, gross	$1,010,250	$1,125,250
Unamortized debt issuance costs	(57,508)	(67,130)
Long-term debt, net	$952,742	$1,058,120
2022 Credit Agreement and Term Loan B
We have a credit agreement with a syndicate of financial institutions as lenders that was entered into on May 13, 2022 (the "2022 Credit Agreement"). The 2022 Credit Agreement includes the following significant terms:
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
iv.borrowings under the Term Loan B bear a rate of Secured Overnight Financing Rate ("SOFR") plus 3.75% (following the repricing on August 17, 2023 as described below) and the Revolving Credit Facility bears a leverage-based rate with various tiers between 2.75% and 3.5%; as of February 29, 2024, the rate was SOFR plus 3.50% (following the repricing on December 20, 2023, as described below);
v.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions; and,
vi.includes a maximum quarterly leverage ratio financial covenant, with reporting requirements to our banking group at each quarter-end.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During fiscal 2024, we repriced our Revolving Credit Facility and Term Loan B, which amended the 2022 Credit Agreement as follows:
i.On August 17, 2023, we repriced the Term Loan B. The repricing reduced the interest rate margin by 50 basis points to an interest rate of SOFR plus 3.75% and removed the Credit Spread Adjustment, as defined in the 2022 Credit Agreement, of 10 basis points.
ii.On December 20, 2023, we repriced its $400.0 million Revolving Credit Facility. The repricing reduced the interest rate margin from 4.25% to a leverage-based rate with various tiers ranging from SOFR plus 2.75% to 3.50% and removed the Credit Spread Adjustment, as defined in the 2022 Credit Agreement, of 10 basis points.

See Note 23 for information related to the repricing of our Term Loan B on March 20, 2024.
We utilize proceeds from the Revolving Credit Facility primarily to finance working capital needs, capital improvements, dividends, acquisitions and for general corporate purposes. On May 13, 2022, our prior credit agreement and its senior unsecured notes were repaid with proceeds from the 2022 Credit Agreement.
As defined in the 2022 Credit Agreement, quarterly prepayments are due against the outstanding principal of the Term Loan B and are payable on the last business day of each May, August, November and February, beginning August 31, 2022, in a quarterly aggregate principal amount of $3.25 million, with the entire remaining principal amount due on May 13, 2029, the maturity date. Additional prepayments made against the Term Loan B contribute to these required quarterly payments. Due to a prepayment of $210.0 million that we made on the Term Loan B during fiscal year 2023 in connection with the sale of the AIS business, the quarterly mandatory principal payment requirement has been met, and the quarterly payments of $3.25 million are not required at this time.
The weighted average interest rate for our outstanding debt, including the Revolving Credit Facility and the Term Loan B, was 8.58% and 8.81% at February 29, 2024 and February 28, 2023, respectively.

Our credit agreement required us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 6.25 through November 2022. For each subsequent quarter, the maximum ratio decreases by 25 basis points through May 31, 2024, when the maximum Total Net Leverage Ratio reaches 4.50. As of February 29, 2024, we were required to maintain a Total Net Leverage Ratio no greater than 4.75. As of February 29, 2024, we were in compliance with all covenants and other requirements set forth in the debt agreement.
During the year ended February 28, 2023, we utilized a significant portion of the cash received from the sale of our controlling interest in the AVAIL JV to reduce the Term Loan B, and utilized the remaining cash received to reduce the Revolving Credit Facility and for general corporate purposes.
Convertible Subordinated Notes

On May 13, 2022, we completed the issuance of $240.0 million aggregate principal amount of 6.00% convertible subordinated notes due June 30, 2030 (the "Convertible Notes") pursuant to the Securities Purchase Agreement (the "Securities Purchase Agreement") with BTO Pegasus Holdings DE L.P., a Delaware limited partnership (together with its assignees, "Blackstone"), an investment vehicle of funds affiliated with Blackstone Inc. Interest on the Convertible Notes was payable on June 30 and December 31. The Convertible Notes were exchanged for 240,000 shares of our 6.0% Series A Convertible Preferred Stock on August 5, 2022, following the receipt of shareholder approval for the issuance of preferred shares. See Note 13 for a description of the Series A Preferred Stock.
We used the proceeds of the Convertible Notes, along with the Term Loan B, to fund the Precoat Acquisition.
Outstanding Borrowings, Letters of Credit and Future Principal Payments
As of February 29, 2024, we had $1.0 billion of floating-rate and fixed-rate debt outstanding on the Revolving Credit Facility and the Term Loan B, with varying maturities through fiscal 2029. We had approximately $355.5 million of additional credit available for future draws or letters of credit as of February 29, 2024.
As of February 29, 2024, we had total outstanding letters of credit in the amount of $14.5 million. These letters of credit are issued for a number of reasons but are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For each of the five years after February 29, 2024, required principal payments under the terms of the long-term debt are as follows (dollars in thousands):

Fiscal Year:	Future Debt Maturities
2025	$—
2026	—
2027	30,000
2028	—
2029	980,250
Total	$1,010,250
Other Disclosures
“Interest expense” is comprised as follows (in thousands):

	Year Ended February 29/28,
	2024	2023	2022
Interest expense	$109,746	$89,354	$6,363
Less: Capitalized interest	(2,681)	(554)	—
Interest expense, net of capitalized interest	$107,065	$88,800	$6,363
12. Income Taxes
The provision for income taxes for continuing and discontinued operations for fiscal year 2024, 2023 and 2022 consisted of the following (in thousands):

	Year Ended February 29/28,
	2024	2023	2022
Income from continuing operations before income taxes
Domestic	$123,955	$80,508	$67,697
Foreign	6,148	8,167	5,334
Income from continuing operations before income taxes	$130,103	$88,675	$73,031
Current provision:
Federal	$19,839	$(1,848)	$17,994
Foreign	2,189	2,127	2,003
State and local	1,716	5,918	2,761
Total current provision for income taxes	$23,744	$6,197	$22,758
Deferred provision (benefit):
Federal	$3,920	$17,273	$933
Foreign	(316)	(24)	(491)
State and local	1,148	(1,110)	14
Total deferred provision for (benefit from) income taxes for continuing operations	$4,752	$16,139	$456
Total provision for income taxes for continuing operations	$28,496	$22,336	$23,214
Income taxes (benefit) on discontinued operations	—	(19,544)	(891)
Total provision for income taxes	$28,496	$2,792	$22,323

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation from the federal statutory income tax rate to the effective income tax rate for continuing operations is as follows for the prior three fiscal years:

	Year Ended February 29/28,
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
Permanent differences	0.5	0.6	(0.2)
State income taxes, net of federal income tax benefit	1.9	4.4	3.0
Stock compensation	0.1	0.1	0.1
Tax credits	(1.7)	—	(0.3)
Foreign tax rate differential	0.2	0.4	0.4
ASC 740-10 Uncertain tax positions	(1.8)	(1.5)	(1.7)
Audit settlement	—	—	0.6
Management fee	—	3.2	6.2
Outside basis - AVAIL JV	—	(3.7)	—
Other	1.7	0.7	2.8
Effective income tax rate	21.9%	25.2%	31.9%
The provision for income taxes from continuing operations was 21.9% for fiscal 2024 compared to 25.2% for fiscal 2023. The decrease in the effective tax rate is the result of favorable changes to our state footprint following the divestiture of the AIS business, as well as an increase in tax credits that were generated in the current year compared to the prior year
Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability for continuing operations are as follows for fiscal year 2024 and 2023 (in thousands):

	As of February 29/28,
	2024	2023
Deferred income tax assets:
Employee related items	$12,148	$12,607
Inventories	5,756	6,639
Accrued warranty	1,268	761
Accounts receivable	2,061	1,603
Lease liabilities	6,033	6,643
Net operating loss and other credit carryforwards	4,739	1,842
Research and experiment expenses	5,688	5,222
Interest expense limitation	13,580	15,362
Outside basis difference—JV	—	3,471
Other deferred income tax assets	281	860
Total deferred income tax assets	51,554	55,010
Deferred income tax liabilities:
Depreciation methods and property basis differences	$(42,508)	$(48,604)
Right-of-use lease assets	(5,858)	(6,384)
Outside basis difference	(1,466)	—
Other assets and tax-deductible goodwill	(34,683)	(28,091)
Total deferred income tax liabilities	(84,515)	(83,079)
Net deferred income tax liabilities	$(32,961)	$(28,069)
The increase in the net deferred tax liability is primarily related to a decrease in inventories, additional interest expense that was previously capitalized that is now deductible, an increase in book over tax basis related to goodwill and an increase in

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
book over tax basis related to the Company's investment in the AVAIL JV, offset by an increase in state net operating losses and a decrease in book over tax basis related to fixed assets. As of February 29, 2024, the Company had pretax state NOL carry-forwards of $71.6 million which, if unused, will begin to expire in 2026 and pretax foreign NOL carry-forwards of $0.4 million, which, if unused, will begin to expire in 2044.
As of February 29, 2024 and February 28, 2023, a portion of the Company's deferred tax assets were the result of state and foreign jurisdiction NOL carry-forwards and state credit carry-forwards. The Company believes that it is more-likely-than-not that the benefit from certain foreign NOL carry-forwards and state credit carry-forwards will be realized. Therefore, the Company has not provided a valuation allowance as of February 29, 2024.
The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company's operations. GAAP states that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company may (1) record unrecognized tax benefits as liabilities in accordance with GAAP and (2) adjust these liabilities when the Company's judgment changes because of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information becomes available.
A reconciliation of the beginning and ending balance of total unrecognized tax benefits, which is included in "Other long-term liabilities" in the consolidated balance sheets for the years ended February 29, 2024 and February 28, 2023 is as follows (in thousands):

	As of February 29/28,
	2024	2023
Balance at beginning of period	$3,667	$2,294
Increase for tax positions related to current periods:
Gross increases	177	195
Increase for tax positions related to prior periods:
Gross increases	100	2,653
Gross decreases	(1,699)	(729)
Decreases related to settlements with taxing authorities	—	(175)
Lapse of statute of limitations	(437)	(571)
Balance at end of period	$1,808	$3,667

Current year increases to our UTPs primarily relate to matters related to research and development credits. Current year decreases primarily relate to the resolution of certain state tax issues and the lapse of the statute of limitations in various jurisdictions within which we do business.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Penalties and interest recorded to tax expense (benefit) for fiscal 2024 and 2023 were $(0.4) million and $0.1 million, respectively.
The Company has prior year tax returns currently being examined in two states and does not have any other returns currently being examined by taxing authorities. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of any tax audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future.
As of February 29, 2024, the Company has operations and taxable presence in the U.S. and Canada. The tax positions of the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions. The Company currently considers U.S. federal and state and Canada, to be significant tax jurisdictions. The Company’s U.S. federal and state tax returns since February 28, 2021 remain open to examination. The Company's Canada tax returns since February 28, 2020

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
remain open to examination. The statute of limitations for fiscal year 2021 for U.S. and fiscal year 2020 for Canada will expire in December 2024. The Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits related to various federal, foreign and state positions of $0.2 million may be resolved in the next 12 months.
Prior to enactment of H.R. 1, formerly known as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), the Company asserted that all unremitted earnings of its foreign subsidiaries were considered indefinitely reinvested. As a result of the Tax Act, the Company reported and paid U.S. tax on most of its previously unremitted foreign earnings. As of February 29, 2024, the Company continues to be indefinitely reinvested with respect to investments in its foreign subsidiaries. Additionally, the Company has not recorded deferred tax liabilities associated with the remaining unremitted earnings that are considered indefinitely reinvested. It is impracticable for the Company to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings, due to the complexities associated with the hypothetical calculation.

13. Mezzanine Equity
Series A Convertible Preferred Stock
On August 5, 2022, we exchanged our $240.0 million 6.00% convertible subordinated notes due June 30, 2030 for 240,000 shares of 6.0% Series A Convertible Preferred Stock ("Series A Preferred Stock"), following the receipt of shareholder approval for the issuance of preferred stock. The Series A Preferred Stock has a $1.00 par value per share and ranks senior to the common stock of the Company, including with respect to both income and capital, but junior to our indebtedness. The Series A Preferred Stock is classified as "Mezzanine equity" in the consolidated balance sheets.
Liquidation Preference

If we undergo a change of control, bankruptcy, insolvency, liquidation or de-listing of AZZ’s common stock (a “Fundamental Change Event”), holders of Series A Preferred Stock may elect to (i) receive the as-converted value of AZZ’s common stock at the then-current Conversion Price, (ii) require us to redeem the Series A Preferred Stock in cash for the Redemption Amount (as defined below) or (iii) retain their shares of Series A Preferred Stock if the Fundamental Change Event is a non-cash change of control.

The Series A Preferred Stock has a liquidation preference, as defined by GAAP, equal to the Redemption Amount. Under GAAP, the liquidation preference is defined as the amount that would be required to be paid to the shareholders upon liquidation or dissolution of the Company. As of February 29, 2024 and February 28, 2023, the holders of the shares of Series A Preferred Stock were entitled to a liquidation preference of approximately $312.5 million and $326.9 million, respectively, in the event of any liquidation, dissolution or winding up of the Company as of such year end.
The Certificate of Designation for the Series A Preferred Stock defines "liquidation preference" as $1,000 per share plus any unpaid dividends, which we refer to herein as the "Series A Base Amount."
Dividends
The Series A Preferred Stock accumulates a 6.0% dividend per annum, or $15.00 per share per quarter. Dividends are payable in cash or in kind, by accreting and increasing the Series A Base Amount (“PIK Dividends”). Dividends are payable on the sum of (i) the aggregate liquidation preference amount of $240.0 million plus (ii) any PIK Dividends. Dividends are accrued daily and paid quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year. Following the calendar quarter ending June 30, 2027, we may not elect PIK Dividends and dividends on the Series A Preferred Stock must be paid in cash. All dividends have been paid in cash through February 29, 2024. The dividend will increase annually by one percentage point, beginning with the dividend payable for the calendar quarter ending September 30, 2028. Dividends declared and paid for the year ended February 29, 2024 and February 28, 2023 were $14.4 million and $8.1 million, respectively. As of February 29, 2024, the 240,000 shares of outstanding Series A Convertible Preferred Stock had accrued dividends of $2.4 million. We currently intend to pay such dividends in cash when due.
Conversion Features
Subject to a minimum conversion threshold of 1,000 shares of Series A Preferred Stock per conversion and customary anti-dilution and dividend adjustments, the Series A Preferred Stock is convertible by the holder at any time into shares of AZZ's common stock for $58.30 per common share (the “Conversion Price”). In addition, after May 13, 2024 we will be entitled to provide holders of Series A Preferred Stock with notice of a mandatory conversion of a portion of the Series A Preferred Stock (which may not exceed 25% of the amount of Series A Preferred Stock issued in any single quarter) at the

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Conversion Price if the closing price of the Company’s common stock exceeds 185% of the Conversion Price for 20 consecutive trading days prior to the date of such notice and so long as the shelf registration statement filed November 4, 2022 to cover resales of the converted common stock remains effective and available for use. As of February 29, 2024, the Series A Convertible Preferred Stock could be converted into 4.1 million shares of common stock, at the option of the holder.
Participation Rights
Holders of Series A Preferred Stock will participate equally and ratably with the holders of AZZ's common stock in any dividends paid on AZZ’s common stock in excess of our current $0.17 quarterly dividend when, as and if declared by the Board as if such shares of Series A Preferred Stock had been converted to shares of common stock immediately prior to the record date for the payment of such dividend.
Redemption Features
AZZ will have the right to redeem the Series A Preferred Stock at a price equal to the greater of (i) the Series A Base Amount plus accrued but unpaid dividends; (ii) the initial Series A Base Amount (excluding any prior PIK dividends) multiplied by the Return Factor less all dividends paid through the redemption date; or (iii) the amount the holder of such share of convertible preferred stock would have received had such holder, immediately prior to such redemption date, converted such shares of convertible preferred stock into common shares (such greater amount, the “Redemption Amount”).
The redemption price under option (ii) contains a "Return Factor," which will be equal to 1.4 until May 13, 2024 and, (a) in each of the three years thereafter, will increase by 0.15, (b) will increase by an additional 0.15 after May 13, 2024 (the second anniversary of the issuance date of the Series A Preferred Stock) if (i) our ratio of net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined in the 2022 Credit Agreement) on the second anniversary of the issuance date of the Series A Preferred Stock is greater than 3.5-to-1 and (ii) prior to May 13, 2024,we have not consummated dispositions of assets that, in the aggregate, resulted in proceeds in excess of $200.0 million and (c) will increase by an additional 0.20 on May 13, 2028, (the sixth anniversary of the issuance date of the Series A Preferred Stock) and each anniversary thereafter.
The redemption price under option (iii) is subject to provisions of the Certificate of Designation that limits the Company’s right to redeem to the period following the two year anniversary of the initial issuance, limits the quarterly conversion to up to 25% of the number of shares of convertible preferred stock outstanding, and requires the Company’s market price per share of common stock to exceed 185% of the conversion price.
As of February 29, 2024 and February 28, 2023, the Redemption Amount for the Series A Preferred stock was $312.5 million and $326.9 million, respectively.
Voting Rights
Holders of Series A Preferred Stock will be entitled to a number of votes on all matters presented to holders of voting capital stock of AZZ equal to the number of shares of the AZZ’s common stock then issuable upon conversion of such holders’ Series A Preferred Stock. The vote or consent of the holders of at least a majority of the outstanding shares of Series A Preferred Stock will be required for certain actions, including:
a.issuances by AZZ of equity securities that are senior to, or equal in priority with, the Series A Preferred Stock, including any additional shares of Series A Preferred Stock;
b.incurrence of any additional indebtedness (including refinancings of existing indebtedness) by the Company unless our ratio of net debt to EBITDA (as defined in the 2022 Credit Agreement) does not exceed 5.5x;
c.refinancings of the 2022 Credit Agreement, subject to certain exceptions;
d.dividends or distributions upon, or redemptions of, shares of AZZ’s common stock unless our ratio of net debt to EBITDA (as defined in the 2022 Credit Agreement) does not exceed 5.5x;
e.any acquisition, investment, sale, disposition or similar transaction (whether of an entity, business, equity interests or assets) that has total consideration (including assumption of liabilities) of at least $250.0 million (or, when our market capitalization is $2.0 billion or greater, has total consideration (including assumption of liabilities) of at least $500.0 million);
f.amendments to our organizational documents that would have an adverse effect on the holders of Series A Preferred Stock;
g.any affiliate transaction except those on arms’-length terms; and

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
h.any voluntary dissolution, liquidation, bankruptcy, winding up or deregistration or delisting of AZZ’s common stock.
The holders of Series A Preferred Stock will also have customary information and preemptive rights, and the Series A Preferred Stock will be subject to customary anti-dilution provisions. The Series A Preferred Stock and all shares of common stock issuable upon conversion of the Series A Preferred Stock will have customary demand and piggyback registration rights pursuant to the registration rights agreement, which was entered into on May 13, 2022 with BTO Pegasus Holdings DE L.P., a Delaware limited partnership (together with its assignees, “Blackstone”). Holders of Series A Preferred Stock will also be prohibited from transferring shares of Series A Preferred Stock to any competitor of AZZ or activist investors, subject to certain exceptions.
At February 29, 2024, the outstanding shares of Series A Preferred Stock were not redeemable at the election of the holder, and we determined that the events outside of our control that would trigger the holders' right to redemption were not probable.

14. Equity
Share Repurchases
On November 10, 2020, our Board of Directors authorized a $100 million share repurchase program, pursuant to which we may repurchase its common stock (the "2020 Share Authorization"). Repurchases under the 2020 Share Authorization will be made through open market and/or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when we might otherwise be precluded from doing so.
During fiscal 2024 and 2023 and 2023, to prioritize repayments of debt, including debt incurred to finance the Precoat Acquisition, we did not repurchase shares of common stock under the 2020 Share Authorization. During fiscal 2022, we repurchased 601,822 shares of common stock for $30.8 million, or $51.20 per share.

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive gain (loss), after tax, consisted of the following for 2024, 2023 and 2022 (in thousands):

	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of February 28, 2021	$(25,084)	$—	$—	$—	$—	$(25,084)
Other comprehensive loss before reclassification	(2,240)	—	—	—	—	(2,240)
Amounts reclassified from AOCI	—	—	—	—	—	—
Net change in AOCI	(2,240)	—	—	—	—	(2,240)
Balance at February 28, 2022	$(27,324)	$—	$—	$—	$—	$(27,324)
Other comprehensive income (loss) before reclassification	(7,997)	—	119	2,740	—	(5,138)
Amounts reclassified from AOCI	27,750	—	—	139	—	27,889
Net change in AOCI	19,753	—	119	2,879	—	22,751
Balance at February 28, 2023	$(7,571)	$—	$119	$2,879	$—	$(4,573)
Other comprehensive income (loss) before reclassification	(57)	1,418	(303)	3,321	(33)	4,346
Amounts reclassified from AOCI	—	—	—	(3,667)	—	(3,667)
Net change in AOCI	(57)	1,418	(303)	(346)	(33)	679
Balance at February 29, 2024	$(7,628)	$1,418	$(184)	$2,533	$(33)	$(3,894)

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.
The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2024, 2023 and 2022 (in thousands, except per share data):

	Year Ended February 29/28,
	2024	2023	2022
Numerator:
Net income from continuing operations	$101,607	$66,339	$49,817
Dividends on preferred stock	(14,400)	(8,240)	—
Numerator for basic earnings per share continuing operations	$87,207	$58,099	$49,817
Numerator for diluted earnings per share continuing operations	$87,207	$58,099	$49,817

Net loss from discontinued operations	$—	$(119,313)	$34,205

Net income (loss) available to common shareholders	$87,207	$(61,214)	$84,022
Numerator for diluted earnings per share—net income (loss) available to common shareholders	$87,207	$(61,214)	$84,022
Denominator:
Weighted average shares outstanding for basic earnings per share	25,041	24,828	24,855
Effect of dilutive securities:
Employee and director stock awards	168	150	222
Denominator for diluted earnings per share	25,209	24,978	25,077

Basic earnings (loss) per share
Earnings per common share from continuing operations	$3.48	$2.34	$2.00
Loss per common share from discontinued operations	$—	$(4.81)	$1.38
Earnings (loss) per common share	$3.48	$(2.47)	$3.38
Diluted earnings (loss) per share
Earnings per common share from continuing operations	$3.46	$2.33	$1.99
Loss per common share from discontinued operations	$—	$(4.78)	$1.36
Earnings (loss) per common share	$3.46	$(2.45)	$3.35
For fiscal 2024, 2023 and 2022, approximately 0.1 million, 0.1 million and 0.1 million employee equity awards were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For fiscal years 2024 and 2023, all shares related to the Series A Convertible Preferred Stock (4.1 million weighted average shares) were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. These shares could be dilutive in future periods.
16. Employee Benefit Plans
401(k) Retirement Plan
We have 401(k) retirement plans covering substantially all of our employees. Company contributions to the 401(k) retirement plans were $6.3 million, $5.6 million, and $3.1 million for fiscal 2024, 2023, and 2022, respectively.

AZZ INC. SEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pension and Employee Benefit Obligations
As of February 29, 2024, we have a defined benefit pension plan for certain employees employed by Precoat Metals as of May 13, 2022 (the "Plan"). Prior to the Precoat Acquisition, benefit accruals were frozen for all participants. After the freeze, participants did not accrue any future benefits under the Plan, and any new hires are not eligible to participate in the Plan. We fund the pension plan as required by local regulations.
Our investment strategy is to build an efficient, well diversified portfolio based on a long-term strategic outlook of the investment markets. The investment markets outlook utilizes both the historical based and forward-looking return forecasts to establish future return expectations for various asset classes. These return expectations are used to develop a core asset allocation based on the specific needs of the Plan. The core asset allocation utilizes investment portfolios of various asset classes and investment managers in order to maximize the Plan’s return while providing layers of diversification to minimize risk. Plan assets of $96.7 million as of February 29, 2024, consisted of 4.2% cash, 47.8% equity securities, 10.4% collective investment trusts and 37.6% corporate and government debt. Net periodic benefit costs related to the plan were $1.1 million and $0.6 million for fiscal 2024 and 2023, respectively.
The components of net benefit cost other than the employer service cost are included in "Selling, general and administrative" expense. The components of net benefit cost related to the Plan were as follows (in thousands):

	Year Ended February 29/28,
	2024	2023
Disclosed benefit cost
Interest cost	$7,031	$5,264
Expected return on plan assets	(5,947)	(4,686)
Subtotal	$1,084	$578
Net periodic benefit cost (income)	1,084	578
Disclosed net benefit cost	$1,084	$578
Presentation of benefit cost pursuant to ASC 715-20
Other components of net periodic benefit cost	1,084	578
Disclosed net benefit cost	$1,084	$578
Assumptions used to determine benefit cost:
Discount rate	5.59%	4.76%
Expected long-term rate of return on plan assets	6.25%	5.50%
The changes in benefit obligation and the funded status of the Plan as of and for the years ended below were as follows (in thousands):

	As of February 29/28,
	2024	2023
Current and non-current classification
Non-current liability	$(31,148)	$(31,287)
Net balance sheet asset (liability)	$(31,148)	$(31,287)
Reconciliation of net balance sheet asset (liability)
Net balance sheet asset (liability) at beginning of fiscal year	$(31,287)	$(32,505)
Interest cost	(7,031)	(5,264)
Expected return on plan assets	5,947	4,686
Actuarial gain (loss)	(408)	162
Employer contributions	1,631	1,634
Net balance sheet asset (liability) at end of fiscal year	$(31,148)	$(31,287)
Assumptions and dates used for disclosure:
Discount rate	5.61%	5.59%
Census date	October 1, 2023	October 1, 2022

AZZ INC. SEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information for the Plan with projected benefit obligations in excess of plan assets (in thousands):

	As of February 29/28,
	2024	2023
Projected benefit obligation	$(127,890)	$(131,787)
Fair value of plan assets, excluding receivable contributions	96,742	100,500
Net balance sheet asset (liability)	$(31,148)	$(31,287)
Pre-tax amounts recognized in other comprehensive income (loss) were as follows (in thousands):

	Year Ended February 29/28,
	2024	2023
Net loss (gain)	$246	$(162)
Accumulated other comprehensive (income) loss before adjustment for tax effects ("AOCI")	$246	$(162)
Development of AOCI
AOCI at beginning of fiscal year	(162)	—
Occurring during the year:
Net loss (gain)	408	(162)
AOCI at fiscal year end	$246	$(162)
Additional disclosure information:
In fiscal 2025, we expect to contribute $8.0 million to the Plan.
Benefit payments we expect to pay, including amounts related to expected future services that we expect to receive, are as follows (in thousands):

Fiscal Year:	Pension Benefits
2025	$12,344
2026	11,721
2027	11,498
2028	11,253
2029	10,974
2030 through 2034	49,621

AZZ INC. SEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in disclosed plan obligations and plan assets were as follows (in thousands):

	As of February 29/28,
	2024	2023
Change in projected benefit obligation ("PBO")
PBO at beginning of fiscal year	$131,787	$144,890
Interest cost	7,031	5,264
Actuarial loss (gain)	637	(9,411)
Benefits paid from plan assets	(11,565)	(8,956)
PBO at fiscal year end	$127,890	$131,787
Change in plan assets
Fair value of plan assets at beginning of fiscal year	$100,500	$112,385
Actual return on plan assets	6,176	(4,563)
Employer contributions	1,631	1,634
Benefits paid	(11,565)	(8,956)
Fair value of plan assets at fiscal year end	$96,742	$100,500

	Year Ended February 29/28,
	2024	2023
Reconciliation of net loss (gain)
Net amount at beginning of fiscal year	$(162)	$—
Experience loss (gain)	408	(162)
Net amount at fiscal year end	$246	$(162)

AZZ INC. SEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a reconciliation of the fair value and market-related value of the Plan assets (in thousands).

	As of February 29/28,
	2024	2023
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of fiscal year	$100,500	$112,385
Actual return on plan assets	6,176	(4,563)
Employer contributions	1,631	1,634
Benefits paid	(11,565)	(8,956)
Fair value of plan assets at end of fiscal year	$96,742	$100,500
Reconciliation of market-related value of plan assets
Market-related value of plan assets at beginning of fiscal year	$100,500	$112,385
Actual return on plan assets	6,176	(4,563)
Employer contributions	1,631	1,634
Benefits paid	(11,565)	(8,956)
Market-related value of plan assets at fiscal year end	$96,742	$100,500
Rate of return on invested assets
Weighted invested assets	95,542	108,012
Rate of return	5.90%	(3.18)%
Investment Loss/(Gain)
Actual return	6,176	(4,563)
Expected return	5,947	4,686
Loss (gain)	229	9,249
The weighted-average assumptions used to determine the benefit obligation were as follows:

	February 29, 2024	February 28, 2023
Discount rate	5.61%	5.59%
Expected long-term rate of return on plan assets	6.25%	6.25%
The expected long-term rate of return on plan assets is based on a forward-looking expected asset return model. This model derives an expected rate of return based on the target asset allocation of the Plan's assets. The model reflects the positive effect of periodic rebalancing among diversified asset classes. We select an expected asset return that is supported by this model.
The following table presents the fair values of the assets of our pension plans as of February 29, 2024 and February 28, 2023 by level of the fair value hierarchy. Assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on unadjusted quoted prices from national securities exchanges. No assets were categorized in Level 2 or Level 3 of the hierarchy as of February 29, 2024 and February 28, 2023. Certain investments that are measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy and are being presented in the tables to permit a reconciliation to total plan assets. We do not fund or fully fund U.S. nonqualified and certain foreign pension plans that are not subject to funding requirements.

AZZ INC. SEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	February 29, 2024				February 28, 2023
	Level 1	Level 2	Assets measured at Net Asset Value	Total	Level 1	Level 2	Assets measured at Net Asset Value	Total
Equity securities	$—	$—	$46,205	$46,205	$—	$—	$46,193	$46,193
Collective investment trusts	—	—	10,100	10,100	—	—	9,961	9,961
Corporate bonds	—	—	11,617	11,617	—	—	10,995	10,995
U.S. Government bonds	—	—	6,389	6,389	—	—	11,343	11,343
Municipal bonds	—	—	18,362	18,362	—	—	19,759	19,759
Cash and cash equivalents	4,069	—	—	4,069	2,249	—	—	2,249
Total pension plan assets	$4,069	$—	$92,673	$96,742	$2,249	$—	$98,251	$100,500

17. Share-based Compensation
AZZ has two share-based compensation plans, the 2014 Long Term Incentive Plan, as amended (the "2014 Plan") and the 2023 Long Term Incentive Plan (the "2023 Plan" and, together with the 2014 Plan, the "LTI Plans"). The 2023 Plan was approved by our shareholders on July 11, 2023, at which time the 2014 Plan was terminated other than with respect to then outstanding awards under the 2014 Plan. No future grants may be made under the 2014 Plan. The LTI Plans provide our directors, officers and certain key employees with stock options, restricted stock units, performance share units, stock appreciation rights and other stock-based awards.
The maximum number of shares that may be issued under the 2023 Plan is 1.45 million shares and, as of February 29, 2024, we have approximately 1.43 million shares reserved for future issuance under the 2023 Plan.
We account for our share-based employee compensation plans in accordance with ASC 718, Compensation—Stock Compensation. Compensation expense is recognized over the requisite service period, which is in line with the applicable vesting period for each share-based award. Forfeitures are recognized when they occur.
Restricted Stock Unit Awards
Restricted stock unit ("RSU") awards are valued at the market price of AZZ's common stock on the grant date. Awards generally vest ratably over a period of three years, but these awards may vest earlier in accordance with the Plan’s accelerated vesting provisions. RSU awards have dividend equivalent rights ("DERs"), which entitle holders of RSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DERs are accumulated and paid when the awards vest and shares are issued.

AZZ INC. SEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of RSU award activity (including DERs) for fiscal years 2024, 2023, and 2022 is as follows:

	Year Ended February 29/28,
	2024		2023		2022
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	200,969	$43.50	214,098	$41.24	226,446	$35.66
Granted	132,644	38.41	148,595	44.60	77,787	51.23
Vested	(102,077)	41.27	(136,197)	41.16	(84,060)	35.78
Forfeited	(950)	45.69	(25,527)	43.72	(6,075)	39.02
Outstanding at end of year	230,586	$41.53	200,969	$43.50	214,098	$41.24
Vested and expected to vest at end of year	230,586	$41.53	200,969	$43.50	214,098	$41.24
The total fair value of RSU awards vested during fiscal years 2024, 2023, and 2022 was $9.9 million, $6.1 million and $4.6 million, respectively.
Performance Share Unit Awards
AZZ grants performance share unit ("PSU") awards to certain employees, which also include DERs as described above. These PSU awards have a three-year performance cycle and will vest and become issuable, if at all, on the third anniversary from the award date. The PSU awards are based on AZZ's total shareholder return during the three-year period, in comparison to a defined specific industry peer group and include certain vesting multipliers. The fair value of PSU awards with performance and service conditions is estimated using the value of AZZ''s common stock on the date of grant. The fair value of PSU awards with market conditions is estimated using a Monte Carlo simulation model on the date of grant.
A summary of PSU award activity (including DERs) for fiscal years 2024, 2023, and 2022 is as follows:

	Year Ended February 29/28,
	2024		2023		2022
	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at the beginning of year	152,546	$48.51	154,455	$44.05	143,584	$39.96
Granted	80,285	42.93	76,020	38.42	55,114	63.39
Vested	(42,868)	33.22	(63,021)	43.22	(44,243)	54.00
Forfeited	(21,985)	33.22	(14,908)	48.41	—	—
Outstanding at the end of year	167,978	$51.64	152,546	$48.51	154,455	$44.05
Vested and expected to vest at end of year	167,978	$51.64	152,546	$48.51	154,455	$44.05
The PSU awards in the table above are presented at the face value of the respective grants. However, the number of PSU awards that may ultimately vest can vary in a range 0% to 200% of the face amount of such awards, depending on the outcome of the performance or market vesting conditions, as applicable.
Stock Appreciation Rights
Stock appreciation rights ("SARs") are granted with an exercise price equal to the market value of the Company's common stock on the date of grant. These awards generally have a contractual term of seven years and vested ratably over a period of three years, although some vested immediately on issuance. These awards were valued using the Black-Scholes

AZZ INC. SEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
option pricing model. AZZ did not grant any SARs in fiscal year 2024, 2023 or 2022. As of February 29, 2024, there were no SARs outstanding.

A summary of SAR activity for fiscal years 2024, 2023 and 2022 is as follows:

	Year Ended February 29/28,
	2024		2023		2022
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—	—	$—	5,435	$45.25
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(5,435)	45.25
Forfeited	—	—	—	—	—	—
Outstanding at end of year	—	$—	—	$—	—	$—
Exercisable at the end of year	—	$—	—	$—	—	$—
 Directors Grants
AZZ granted each of its independent directors a total of 2,682, 2,619 and 1,976 shares of its common stock during fiscal years 2024, 2023 and 2022, respectively. These common stock grants were valued at $42.87, $40.09 and $53.13 per share for fiscal years 2024, 2023 and 2022, respectively, which was the market price of AZZ's common stock on the respective grant dates.
Employee Stock Purchase Plan
AZZ has an employee stock purchase plan ("ESPP"), which is available to all employees. The ESPP allows employees to purchase AZZ's common stock semi-annually through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "Offering Period"). On the first day of an Offering Period (the "Enrollment Date") the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the Enrollment Date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year, and the participant may not purchase more than 5,000 shares during any Offering Period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the Offering Period. An aggregate of 1.5 million shares of common stock are authorized for issuance under the ESPP. Of this amount, 1.1 million shares were available for issuance as of February 29, 2024. We issue new shares upon purchase through the ESPP.
Share-based Compensation Expense
The following table shows share-based compensation expense and the related income tax benefit included in the consolidated statements of income for fiscal years 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Compensation expense	$9,510	$8,382	$9,449
Income tax benefits	$1,969	$1,539	$1,984
Unrecognized compensation cost related to unvested stock awards at February 29, 2024 was $9.9 million, which is expected to be recognized over a weighted average period of 1.53 years.
The actual tax benefit/(expense) realized from share-based compensation during fiscal years 2024, 2023 and 2022 was $(0.2) million, $(0.1) million and $(0.4) million, respectively.
Our policy is to issue shares under these plans from AZZ’s authorized but unissued shares. We have no formal or informal plan to repurchase shares on the open market to satisfy these requirements.

AZZ INC. SEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Operating Segments
Segment Information
Our Chief Executive Officer, who is the chief operating decision maker ("CODM"), reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Sales and operating income are the primary measures used by the CODM to evaluate segment operating performance and to allocate resources to the AZZ Metal Coatings and the AZZ Precoat Metals segments, and net income is the primary measure used by the CODM to evaluate performance and allocate resources to the AZZ Infrastructure Solutions segment. Expenses related to certain centralized administration or executive functions that are not specifically related to an operating segment are included in Corporate. The AVAIL JV operating results for the period prior to deconsolidation are included within discontinued operations, except for AZZ Crowley Tubing, which was retained and merged into the AZZ Metal Coatings segment. See Note 9 for the results of operations related to the AZZ Infrastructure Solutions segment that is reported as discontinued operations.
A summary of each of the Company's operating segments is as follows:
AZZ Metal Coatings — provides hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication industry and other industries through facilities located throughout the United States and Canada. Hot-dip galvanizing is a metallurgical manufacturing process in which molten zinc reacts with steel. The zinc alloying provides corrosion protection and extends the lifecycle of fabricated steel for several decades.
AZZ Precoat Metals — engages in the advanced application of protective and decorative coatings and related value-added manufacturing for steel and aluminum coil primarily serving the construction; appliance; heating, ventilation and air conditioning (HVAC); container; transportation and other end markets.
AZZ Infrastructure Solutions — consists of the equity in earnings of the Company's 40% investment in the AVAIL JV, as well as other expenses directly related to AIS receivables and liabilities that were retained following the divestiture of the AIS business. The AVAIL JV is primarily dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in markets worldwide.

AZZ INC. SEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net income from continuing operations by segment for fiscal years 2024, 2023 and 2022 was as follows (in thousands):

	Year Ended February 29, 2024
	Metal Coatings(1)	Precoat Metals	Infrastructure Solutions(2)	Corporate(3)(4)	Total
Sales	$656,189	$881,400	$—	$—	$1,537,589
Cost of sales	465,147	708,981	—	—	1,174,128
Gross margin	191,042	172,419	—	—	363,461

Selling, general and administrative	26,314	32,848	6,246	76,453	141,861
Operating income (loss) from continuing operations	164,728	139,571	(6,246)	(76,453)	221,600

Interest expense	—	—	—	(107,065)	(107,065)
Equity in earnings of unconsolidated subsidiaries	—	—	15,407	—	15,407
Other income	128	—	—	33	161
Income (loss) from continuing operations before income tax	$164,856	$139,571	$9,161	(183,485)	130,103
Income tax expense				28,496	28,496
Net income (loss) from continuing operations				$(211,981)	$101,607

(1) For fiscal 2024, AZZ Metal Coatings included expenses related to a legal matter of $5.5 million in "Selling, general and administrative".
(2) Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business, including $5.8 million related to a legal settlement.

(3) Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(4) For fiscal year 2024, amortization expense for acquired intangible assets of $24.0 million is included in Corporate expenses in "Selling, general and administrative" expense as these expenses are not allocated to the segments. Fiscal year 2024 also includes an accrual related to a legal settlement of $5.8 million for the settlement of a litigation matter that was acquired as part of the Precoat Acquisition and relates to the business activities that were discontinued prior to our acquisition.

	Year Ended February 28, 2023
	Metal Coatings(1)	Precoat Metals(2)	Infrastructure Solutions(3)	Corporate(4)	Total
Sales	$636,982	$686,667	$—	$—	$1,323,649
Cost of sales	462,473	565,233	—	—	1,027,706
Gross margin	174,509	121,434	—	—	295,943

Selling, general and administrative	18,556	41,925	—	61,824	122,305
Operating income (loss) from continuing operations	155,953	79,509	—	(61,824)	173,638

Interest expense	—	—	—	(88,800)	(88,800)
Equity in earnings of unconsolidated subsidiaries	—	—	2,597	—	2,597
Other income	101	765	—	374	1,240
Income (loss) from continuing operations before income tax	$156,054	$80,274	$2,597	(150,250)	88,675
Income tax expense				22,336	22,336
Net income (loss) from continuing operations				$(172,586)	$66,339

(1) For fiscal year 2023, amortization expense for acquired intangible assets of $7.1 million and $15.5 million are included in AZZ Metal Coatings expenses in "Cost of sales" and in AZZ Precoat Metals in "Selling, general and administrative" expense, respectively.

(2) For the fiscal year 2023, AZZ Precoat Metals segment includes results from May 13, 2022 - February 28, 2023.
(3) Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV.
(4) Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.

AZZ INC. SEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended February 28, 2022
	Metal Coatings(1)	Precoat Metals	Infrastructure Solutions	Corporate	Total
Sales	$525,598	$—	$—	$—	$525,598
Cost of sales	379,445	—	—	—	379,445
Gross margin	146,153	—	—	—	146,153

Selling, general and administrative	17,395	—	—	49,539	66,934
Operating income (loss) from continuing operations	128,758	—	—	(49,539)	79,219

Interest expense	—	—	—	(6,363)	(6,363)
Other income	115	—	—	60	175
Income (loss) from continuing operations before income tax	$128,873	$—	$—	(55,842)	73,031
Income tax expense				23,214	23,214
Net income (loss) from continuing operations				$(79,056)	$49,817

(1) For fiscal year 2022, amortization expense for acquired intangible assets of $6.7 million is included in AZZ Metal Coatings expenses in "Cost of sales."
Depreciation and amortization expense by segment for fiscal years 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended February 29/28,
	2024	2023	2022
Depreciation and amortization:
Metal Coatings	$26,353	$32,955	$30,453
Precoat Metals	27,941	40,199	—
Corporate	25,129	1,436	1,628
Total	$79,423	$74,590	$32,081

Expenditures for acquisitions, net of cash, and property, plant and equipment by segment for fiscal years 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended February 29/28,
	2024	2023	2022
Expenditures for acquisitions, net of cash, and property, plant and equipment:
Metal Coatings	$25,484	$23,639	$82,736
Precoat Metals	67,809	1,315,414	—
Corporate	1,826	797	2,073
Total	$95,119	$1,339,850	$84,809
As of February 29, 2024 and February 28, 2023, total assets by segment was as follows (in thousands):

	As of February 29/28,
	2024	2023
Assets:
Metal Coatings	$553,505	$588,337
Precoat Metals	1,500,122	1,488,810
Infrastructure Solutions - Investment in Joint Venture	98,169	84,760
Corporate	43,709	59,572
Total assets	$2,195,505	$2,221,479

AZZ INC. SEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Information About Geographical Areas
Financial information about geographical areas for the periods presented was as follows for fiscal years 2024, 2023 and 2022 (in thousands). The geographic area is based on the location of the operating facility and no customer accounted for 10 percent or more of consolidated sales.

	Year Ended February 29/28,
	2024	2023	2022
Sales:
United States	$1,498,397	$1,279,890	$494,012
Canada	39,192	43,759	31,586
Total	$1,537,589	$1,323,649	$525,598

	As of February 29/28,
	2024	2023
Property, plant and equipment, net:
United States	$522,693	$478,722
Canada	18,959	19,781
Total	$541,652	$498,503

19. Investment in Unconsolidated Entity
AZZ Infrastructure Solutions (AIS) Joint Venture
We account for our 40% interest in the AVAIL JV under the equity method of accounting and include our equity in earnings as part of the AZZ Infrastructure Solutions segment. We record our equity in earnings in the AVAIL JV on a one-month lag, which totaled $15.4 million in equity in earnings year ended February 29, 2024. As of February 29, 2024, our investment in the AVAIL JV was $98.2 million, which includes an excess of $10.2 million over the underlying value of the net assets of the AVAIL JV. The excess is accounted for as equity method goodwill. As of February 29, 2024, we did not have any related party receivables or payables outstanding. As of February 28, 2023, related party receivables and payables of $8.4 million and $6.3 million are included in "Accounts receivable" and "Other accrued liabilities," respectively, in the consolidated balance sheets.
The following tables presents AVAIL's summarized financial information (in thousands):

Summarized Balance Sheet
As of
February 29, 2024(1)
Current assets	$290,260
Long-term assets	173,575
Total assets	$463,835

Current liabilities	$122,762
Long-term liabilities	129,058
Total liabilities	$251,820
Total partners' capital	212,015
Total liabilities and partners' capital	$463,835

AZZ INC. SEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized Operating Data
Year Ended
February 29, 2024(1)
Sales	$460,109
Gross profit	117,402
Net income	29,351

(1) The Company reports our equity in earnings on a one-month lag basis; therefore, amounts in the summarized financials above are as of and for the twelve months ended January 31, 2024. Amounts in the table above exclude certain adjustments made by the Company to record equity in earnings of the AVAIL JV under U.S GAAP for public companies, primarily to reverse the amortization of goodwill.

20. Derivative Instruments
Interest Rate Swap Derivative
As a policy, we do not hold, issue or trade derivative instruments for speculative purposes. We may periodically enter into forward sale contracts to purchase a specified volume of zinc or natural gas at fixed prices. These contracts are not accounted for as derivatives because they meet the criteria for the normal purchases and normal sales scope exception in ASC 815, Derivatives and Hedging. We manage our exposure to fluctuations in interest rates by utilizing interest rate swaps to convert the variable interest rate to a fixed rate on approximately one-half of our variable-rate debt.
On September 27, 2022, we entered into a fixed-rate interest rate swap agreement with banks that are parties to the 2022 Credit Agreement, which was subsequently amended on October 7, 2022, to change the SOFR-based component of the interest rate. The interest rate swap fixes the SOFR portion of our variable-rate debt to a fixed rate of 4.277% (the "2022 Swap"). On August 17, 2023, the Company repriced its Term Loan B to SOFR plus 3.75%, resulting in a total fixed rate of 8.027%. The 2022 Swap had an initial notional amount of $550.0 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases by a pro-rata portion of any quarterly principal payments made on the Term Loan B. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2022 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2022 Swap are recognized in interest expense.
At February 29, 2024, changes in fair value attributable to the effective portion of the 2022 Swap were included on the condensed consolidated balance sheets in accumulated other comprehensive income. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on our condensed consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value, to the extent effective, recognized in accumulated other comprehensive income until reclassified into earnings when the interest expense on the underlying debt is reflected in earnings. The portion of a cash flow hedge that does not offset the change in the fair value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. During fiscal 2024, we reclassified $4.9 million from other comprehensive income to earnings.
21. Fair Value Measurement
Recurring Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. In accordance with ASC 820, Fair Value Measurement ("ASC 820"), certain of our assets and liabilities, which are carried at fair value, are classified in one of the following three categories:
•Level 1: Quoted market prices in active markets for identical assets or liabilities.
•Level 2: Observable market-based inputs, other than Level 1, or unobservable inputs corroborated by market data.
•Level 3: Unobservable inputs that are not corroborated by market data and reflect the Company’s own assumptions.
The carrying amount of our financial instruments (cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities) approximates the fair value of these instruments based upon either their short-term nature or their variable market rate of interest. We have not made an option to elect fair value accounting for any of our financial instruments.

AZZ INC. SEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest Rate Swap Agreement
Our derivative instrument consists of an interest rate swap contract, which is a Level 2 of the fair value hierarchy and included in "Other assets" in the condensed consolidated balance sheets as of February 29, 2024 and February 28, 2023. The valuation of this instrument is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including swap rates, spread and/or index levels and interest rate curves. See Note 20 for more information.
Our financial instrument that is measured at fair value on a recurring basis as of February 29, 2024 and February 28, 2023 is as follows (dollars in thousands):

	Carrying Value				Carrying Value
	February 29,	Fair Value Measurements Using			February 28,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3	2023	Level 1	Level 2	Level 3
Assets (Liabilities):
Interest Rate Swap Agreement	$3,410	$—	$3,410	$—	$3,925	$—	$3,925	$—
Total Assets	$3,410				$3,925
See Note 16 for information related to the fair value of the assets in our pension plan.
Non-recurring Fair Value Measurements
Investment in Joint Venture
The fair value of the investment in unconsolidated joint venture was determined using the income approach at the date on which we entered into the joint venture. The income approach uses discounted cash flow models that require various observable and non-observable inputs, such as operating margins, revenues, product costs, operating expenses, capital expenditures, terminal-year values and risk-adjusted discount rates. These valuations resulted in Level 3 non-recurring fair value measurements.
We assess our investment in unconsolidated joint venture for recoverability when events and circumstances are present that suggest there has been a decline in value, and if it is determined that a loss in value of the investment is other than temporary, the investment is written down to its fair value.
Long-Term Debt
The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. These valuations are Level 2 non-recurring fair value measurements.
The principal amount of our outstanding debt was $1,010.3 million and $1,125.3 million at February 29, 2024 and February 28, 2023. The estimated fair value of our outstanding debt was $1,010.3 million and $1,133.2 million at February 29, 2024 and February 28, 2023, excluding unamortized debt issuance costs. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads.
22. Commitments and Contingencies
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

AZZ INC. SEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Our prior-owned affiliate ₋ The Calvert Company entered into a series of commercial contracts in 2011 and 2015 to provide equipment and services to a power plant in Georgia. The general contractor on the project, WECTEC (a subsidiary of Westinghouse), filed bankruptcy in New York in March of 2017. Our affiliate continued to perform work on the project for the owners/licensee under an interim bridge contract. We believe the affiliate was eventually terminated for convenience on the project, and the affiliate filed an adversary proceeding in bankruptcy court against WECTEC and the owners to collect all unpaid amounts. The owners of the Georgia power plant filed a countersuit in April of 2018. In connection with AZZ selling the majority interest in the AIS business to Fernweh Group on September 30, 2022, we agreed to retain this lawsuit. After a long and protracted discovery process and motion practice, we determined in the quarter ended August 30, 2023 that the most favorable outcome to the Company to resolve the dispute may be a negotiated settlement. This decision was made in consideration of the expenses of a lengthy jury trial and potentially protracted appeal process; the resources necessary to continue the prosecution and defense of the case given the size of the discovery and the number of issues involved; the risk factors typically associated with jury verdicts in light of all of the political circumstances currently present in Georgia regarding the power plant; and the benefit of resolving a dispute whose genesis arose more than twelve years ago based solely upon risk avoidance, and not upon the merits of the case. During the third quarter of fiscal 2024, all of the parties entered into a confidential settlement agreement, with no parties admitting any guilt or negligence and AZZ agreed to pay the owners/licensee $5.8 million on or around January 15, 2024 to resolve all outstanding matters related to the dispute. In addition, the agreement included the forgiveness of AZZ's receivable from WECTEC of $3.7 million, which was fully reserved by AZZ. This settlement of $5.8 million was accrued during the second quarter of fiscal year 2024, and is included in "Selling, general and administrative" expense in the consolidated statement of operations for the year ended February 29, 2024. The settlement was included in the AZZ Infrastructure Solutions segment, and the settlement payment was made in the fourth quarter of fiscal 2024.

In 2017, Southeast Texas Industries, Inc. (“STI”) filed a breach of contract lawsuit against the Company in the 1st District Court of Jasper County, Texas (the “Court”). In 2020, we filed a counter suit against STI for amounts due to AZZ for work performed. The parties unsuccessfully mediated the case in November 2021. On October 16, 2023, the case went to trial, and on October 27, 2023, the jury rendered a verdict in favor of STI and against AZZ Beaumont in the amount of $5.5 million in damages for breach of contract and breach of express warranty. After a final judgment amount is entered with the Court, we expect to pursue all available appellate options as we believe we have strong grounds for appeal, which may take up to two years. As of February 29, 2024, we have recorded a legal accrual of $5.5 million, which is included in "Other accrued liabilities" on our consolidated balance sheets, reflecting our best estimate of the probable loss. It is reasonably possible that our estimate of the probable loss may change throughout the appellate process. We expect to purchase a supersedeas bond to cover the final judgment amount throughout the duration of the appellate process.
A litigation matter between AZZ and a previous customer of an affiliate of the AIS business, which was retained following the disposition of the AIS business, is scheduled to go to trial in fiscal 2026. The Company is the Plaintiff and believes that it will be able to recover its damages against the Defendant. As of February 29, 2024, we have a receivable due from the Defendant, net of allowance, of $5.2 million, which is included in "Accounts receivable, net" in the consolidated balance sheets, which we believe is collectible. However, neither the likelihood of an unfavorable outcome nor the ultimate collectability of this receivable, if any, can be determined at this time.
Prior to AZZ's acquisition of Precoat Metals on May 13, 2022, Precoat Metals sold its Armorel Arkansas facility to Nucor Coatings Corporation ("Nucor") via a purchase agreement dated October 27, 2020 ("2020 Agreement"). Nucor subsequently filed a lawsuit against Precoat Metals for indemnification for breach of environmental representations and warranties made in the 2020 Agreement. In the lawsuit, Nucor asserted that it has sustained certain damages resulting from Precoat Metal’s breach of its indemnification obligations that were set forth in the 2020 Agreement. The parties attended a mediation on March 18, 2024, and although the Company believed Nucor’s case was deficient and it had very strong defenses to the allegations asserted by Nucor, management determined that it was still in the best interest of the Company to settle all matters for the estimated cost of defense to retain commercial relationships with Nucor, who is both a customer and supplier to the Company. The parties mutually agreed to resolve disputed matters for $5.3 million. The parties are currently preparing a definitive settlement agreement which will resolve all outstanding matters related to the dispute. The settlement amount will be

AZZ INC. SEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
paid within 60 days after a settlement agreement is signed by both parties. The $5.3 million settlement amount and additional legal expense of $0.5 million was accrued during the fourth quarter of fiscal year 2024, and is included in "Selling, general and administrative" expense in the consolidated statement of operations for the year ended February 29, 2024 and in "Other accrued liabilities" in the consolidated balance sheet as of February 29, 2024. The settlement payment expected to be made in the second quarter of fiscal 2025.
Environmental
The Company assumed certain environmental liabilities as part of the Precoat Acquisition described in Note 7. As of February 29, 2024, the reserve balance for environmental liabilities was $21.8 million, of which $3.2 million is classified as current. Environmental remediation liabilities include costs directly associated with site investigation and clean up, such as materials, external contractor costs, legal and consulting expenses and incremental internal costs directly related to ongoing remediation plans. Estimates used to record environmental remediation liabilities are based on the Company's best estimate of probable future costs based on site-specific facts and circumstances known at the time of the estimate and these estimates are updated on a quarterly basis. Estimates of the cost for the potential or ongoing remediation plans are developed using internal resources and third-party environmental engineers and consultants.
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
Commodity pricing
As of February 29, 2024, the Company had non-cancelable forward contracts to purchase approximately $47.4 million of zinc at various volumes and prices. The Company also had non-cancelable forward contracts to purchase approximately $8.2 million of natural gas at various volumes and prices. All such contracts expire in fiscal 2025. The Company had no other contracted commitments for any other commodities including steel, aluminum, copper, zinc, nickel based alloys, natural gas, except for those entered into under the normal course of business.
Other
As of February 29, 2024, the Company had total outstanding letters of credit in the amount of $14.5 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty or performance periods. In addition, as of February 29, 2024, a warranty reserve in the amount of $5.0 million was established to offset any future warranty claims.
We are expanding our coatings capabilities through the construction of a 215,000 square foot aluminum coil coating facility in Washington, Missouri that is expected to be operational in fourth quarter of fiscal 2025. As of February 29, 2024, we have capital commitments of approximately $43.2 million, which are expected to be funded through cash flows from operations and borrowings under the Revolving Credit Facility. The project is expected to result in an increase to our earnings and cash flows.
23. Subsequent Events
On March 20, 2024, the Company repriced the Term Loan B, for which $980.3 million was outstanding as of February 29, 2024 under the 2022 Credit Agreement. The repricing converted from a rate of SOFR plus 3.75% to SOFR plus 3.25%.

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
Management’s Report on Internal Controls Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Management, with the participation of its principal executive officer and principal financial officer assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management concluded that the Company maintained effective internal control over financial reporting as of February 29, 2024.
The Company’s independent registered public accounting firm, Grant Thornton, LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.
Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during our fiscal quarter ended February 29, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended February 29, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with regard to executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading "Information About our Executive Officers."

There have been no material changes to the procedures for shareholders to recommend nominees to our Board of Directors since we last provided such disclosures.

Other information required in response to this Item 10 is set forth in our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders (the “Proxy Statement”) as noted below and is incorporated by reference:
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
We have adopted a Code of Conduct, which applies to the Company's officers, directors and employees (including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and finance department members). The full text of our Code of Conduct is published on our website, www.azz.com, under "Investor Relations." We intend to disclose future amendments to, or waivers from, certain provisions of this Code of Conduct on our website.
Item 11. Executive Compensation
Information required in response to this Item 11 is set forth under "Director Compensation," "Executive Compensation," "Executive Compensation Tables," and "Compensation Recovery Analysis Under the Company's Clawback Policies" in our Proxy Statement and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required in response to this Item 12 is set forth under "Security Ownership of Management and Directors" and "Security Ownership of Certain Beneficial Owners" in our Proxy Statement and is incorporated by reference.
Equity Compensation Plan Information
The following table provides a summary of information as of February 29, 2024, relating to our equity compensation plans in which our common stock is authorized for issuance.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders(1)	398,564	'(2)	$—	2,516,771	'(3)
__________________________________
(1)Consists of the 2023 Long-Term Incentive Plan (the "2023 Plan"), the 2014 Long-Term Incentive Plan (the "2014 Plan"), and the 2018 Employee Stock Purchase Plan (the "2018 ESPP"). See "Item 8. Financial Statements and Supplementary Data—Note 17" for further information.
(2)Consists of (i) outstanding awards under the 2014 Plan, including 218,699 RSUs and 164,433 PSUs at the target amount; and (ii) outstanding awards under the 2023 Plan, including 11,887 RSUs and 3,545 PSUs at the target amount.
(3)Consists of (i) 1,434,472 shares available for future issuance under the 2023 Plan; (ii) and 1,082,299 shares remaining available for issuance under the 2018 ESPP. No shares are available for future issuance under the 2014 Plan.
For further discussion of the 2023 Plan, the 2014 Plan and 2018 ESPP, see "Item 8. Financial Statements and Supplementary Data—Note 17".
Item 13. Certain Relationships and Related transactions, and Director Independence
Information required in response to this Item 13 is set forth under "Matters Relating to Corporate Governance and Board Structure—Certain Relationships and Related Party Transactions," "Matters Relating to Corporate Governance and Board Structure—Director Independence" and "Matters Relating to Corporate Governance and Board Structure—Board Committees" in our Proxy Statement and is incorporated by reference.

Item 14. Principal Accounting Fees and Services
Information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement is incorporated by reference in response to this Item 14.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

1.Consolidated Financial Statements

2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date
2.1	**	Securities Purchase Agreement dated as of March 7, 2022 by and between Sequa Corporation and AZZ Inc.	8-K	2.1	3/8/22
2.2		First Amendment to Securities Purchase Agreement, dated as of May 6, 2022, by and between Sequa Corporation and AZZ Inc.	8-K	2.1	5/9/22
2.3	**	Contribution and Purchase Agreement, dated as of June 23, 2022, by and between AZZ Inc., AIS Investment Holdings LLC and Fernweh AIS Acquisition L.P.	8-K	2.1	6/27/22
3.1		Amended and Restated Bylaws dated April 24, 2023	10-K	3.1	4/25/23
3.2		Amended and Restated Certificate of Formation (with Certificate of Correction dated May 15, 2023)	10-Q	3.1	10/10/23
4.1		Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	4.1	4/25/23
4.2		Form of Common Stock Certificate	10-Q	4.1	10/13/00
4.3		Form of Series A Convertible Preferred Stock Certificate	10-K	4.3	4/25/23
4.4		Certificate of Designations, Preferences, Rights and Limitations of 6.0% Series A Convertible Preferred Stock (filed as Exhibit A in Exhibit 3.2 hereto )	10-Q	3.2	10/10/23
4.5		Indenture, dated as of May 13, 2022, by and between AZZ Inc. and UMB Bank, N.A.	8-K	4.1	5/16/22
10.1		Amendment No. 1 to Second Amended and Restated Commitment Letter, dated as of May 6, 2022, by and between AZZ Inc. and the Commitment Parties	8-K	10.1	5/9/22
10.2	**	Credit Agreement, dated as of May 13, 2022, by and among AZZ Inc., the Guarantors, the Lenders, the L/C Issuers and Citibank, N.A. as Administrative Agent and Collateral Agent	8-K	10.1	5/16/22
10.3		First Amendment to Credit Agreement, dated as of August 17, 2023, by and among AZZ Inc., the Guarantors, the Lenders, and Citibank, N.A., as Administrative Agent and Collateral Agent	8-K	10.1	8/17/23
10.4		Second Amendment to Credit Agreement, dated as of December 20, 2023, by and among AZZ Inc., the Guarantors, the Lenders, and Citibank, N.A., as Administrative Agent and Collateral Agent	8-K	10.1	12/21/23

10.5		Third Amendment to Credit Agreement, dated as of March 20, 2024, by and among AZZ Inc., the Guarantors, the Lenders, and Citibank, N.A., as Administrative Agent and Collateral Agent	8-K	10.1	3/20/24
10.6	**	Securities Purchase Agreement, dated as of May 13, 2022, by and between AZZ Inc. and BTO Pegasus Holdings DE L.P.	8-K	10.2	5/16/22
10.7		Registration Rights Agreement, dated as of May 13, 2022, by and between AZZ Inc. and BTO Pegasus Holdings DE L.P.	8-K	10.3	5/16/22
10.8	**	First Amended and Restated Limited Liability Company Agreement of AIS Investment Holdings, dated as of September 30, 2022, by and between AZZ Inc., Fernweh AIS Acquisition LP and Atkinson Holding Company LLC	8-K	10.1	10/6/22
10.9	*	AZZ Inc. 2014 Long Term Incentive Plan	S-8	4.5	7/9/14
10.10	*	First Amendment to AZZ Inc. 2014 Long Term Incentive Plan	8-K	10.2	1/21/16
10.11	*	Amended Form of Restricted Share Unit Award Agreement	8-K	10.4	1/21/16
10.12	*	Amended Form of Performance Award Agreement	8-K	10.6	1/21/16
10.13	*	AZZ Inc. 2023 Long-Term Incentive Plan	8-K	10.1	7/11/23
10.14	*+	Form of Restricted Share Unit Award Under the AZZ Inc. 2023 Long-Term Incentive Plan
10.15	*+	Form of Performance Share Award Agreement Under the AZZ Inc. 2023 Long-Term Incentive Plan
10.16	*	AZZ Inc. Senior Management Bonus Plan	DEF 14A	Appendix B	5/28/15
10.17	*	First Amendment to Senior Management Bonus Plan	8-K	10.3	1/21/16
10.18	*	AZZ Inc. 2018 Employee Stock Purchase Plan	S-8	4.3	7/27/18
10.19	*	Second Amended and Restated Employment Agreement between AZZ Inc. and Mr. Tom Ferguson, dated as of October 3, 2019	8-K	10.1	10/7/19
10.20	*	Change in Control Agreement by and between AZZ incorporated and Thomas Ferguson, dated as of November 4, 2013	8-K	10.2	11/7/13
10.21	*	Employment Agreement by and between AZZ Inc. and Philip Schlom	8-K	10.1	11/4/20
10.22	*	AZZ Inc. Executive Officer Severance Plan	10-Q	10.7	10/12/21
10.23	*+	AZZ Inc. Compensation Recovery Policy
21.1	+	Subsidiaries of the Registrant
23.1	+	Consent of Grant Thornton LLP
31.1	+	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	++	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	++	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	+	Executive Officer Incentive Compensation Recovery Policy
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Extension Schema Document
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Date File (embedded with the Inline XBRL document)
**Schedules and exhibits have been omitted as allowed pursuant to SEC rules and regulations. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC. The Company may request confidential treatment for any schedules and exhibits so furnished.

* Indicates management contract, compensatory plan or arrangement.
+ Indicates filed herewith.
++ Indicates furnished herewith.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc.
(Registrant)

April 22, 2024	By:	/s/ Thomas E. Ferguson
Thomas E. Ferguson, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

April 22, 2024	/s/ Daniel R. Feehan
Daniel R. Feehan Chairman of the Board of Directors

April 22, 2024	/s/ Thomas E. Ferguson
Thomas E. Ferguson President, Chief Executive Officer and Director (Principal Executive Officer)

April 22, 2024	/s/ Philip A. Schlom
Philip A. Schlom Senior Vice President and Chief Financial Officer (Principal Financial Officer)

April 22, 2024	/s/ Tiffany Moseley
Tiffany Moseley Chief Accounting Officer (Principal Accounting Officer)

April 22, 2024	/s/ Daniel E. Berce
Daniel E. Berce Director

April 22, 2024	/s/ Paul Eisman
Paul Eisman Director

April 22, 2024	/s/ Venita McCellon-Allen
Venita McCellon-Allen Director

April 22, 2024	/s/ Ed McGough
Ed McGough Director

April 22, 2024	/s/ Steven R. Purvis
Steven R. Purvis Director

April 22, 2024	/s/ Carol R. Jackson
Carol R. Jackson Director

April 22, 2024	/s/ Clive A. Grannum
Clive A. Grannum Director
April 22, 2024	/s/ David Kaden
David Kaden Director