Form 10-Q
period 2024-05-31
AZZ INC
filed 2024-07-10
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of June 28, 2024, the registrant had outstanding 29,816,258 shares of common stock; $1.00 par value per share.

PART I. FINANCIAL INFORMATION
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	May 31, 2024	February 29, 2024

Assets
Current assets:
Cash and cash equivalents	$10,546	$4,349
Trade accounts receivable, net of allowance for credit losses of $2,322 and $2,347 at May 31, 2024 and February 29, 2024, respectively	144,391	142,246
Other receivables	17,403	15,599
Inventories	113,988	117,656
Contract assets	93,262	79,335
Prepaid expenses and other	16,752	7,814
Total current assets	396,342	366,999
Property, plant and equipment, net	555,355	541,652
Right-of-use assets	22,592	23,739
Goodwill	705,204	705,468
Deferred tax assets	5,594	5,606
Intangible assets, net	439,558	445,435
Investment in joint venture	101,639	98,169
Other assets	9,495	8,437
Total assets	$2,235,779	$2,195,505
Liabilities, Mezzanine Equity and Shareholders’ Equity
Current liabilities:
Accounts payable	$116,829	$88,001
Income tax payable	3,414	172
Accrued salaries and wages	18,806	30,823
Other accrued liabilities	78,258	68,651
Lease liability, short-term	6,558	6,659
Total current liabilities	223,865	194,306
Long-term debt, net	929,800	952,742
Lease liability, long-term	16,801	17,827
Deferred tax liabilities	42,033	38,567
Other long-term liabilities	56,048	57,572
Total liabilities	1,268,547	1,261,014
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A Convertible Preferred Stock, $1 par value; 240 shares authorized; 240 shares issued and outstanding February 29, 2024; aggregate liquidation preference $312,520 at February 29, 2024	—	233,722
Shareholders’ equity:
Common stock, $1 par value; 100,000 shares authorized; 29,814 and 25,102 shares issued and outstanding at May 31, 2024 and February 29, 2024, respectively	29,814	25,102
Capital in excess of par value	405,309	103,330
Retained earnings	535,168	576,231
Accumulated other comprehensive loss	(3,059)	(3,894)
Total shareholders’ equity	967,232	700,769
Total liabilities, mezzanine equity and shareholders' equity	$2,235,779	$2,195,505

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended May 31,
	2024	2023
Sales	$413,208	$390,873
Cost of sales	310,538	293,854
Gross margin	102,670	97,019

Selling, general and administrative	32,921	31,523
Operating income	69,749	65,496

Interest expense, net	(22,774)	(28,706)
Equity in earnings of unconsolidated subsidiaries	3,824	1,420
Other income (expense), net	204	(38)
Income before income taxes	51,003	38,172
Income tax expense	11,401	9,650
Net income	39,602	28,522
Dividends on Series A Preferred Stock	(1,200)	(3,600)
Redemption premium on Series A Preferred Stock	(75,198)	—
Net income (loss) available to common shareholders	$(36,796)	$24,922

Basic earnings (loss) per common share	$(1.38)	$1.00
Diluted earnings (loss) per common share	$(1.38)	$0.98

Weighted average shares outstanding - Basic	26,751	24,940
Weighted average shares outstanding - Diluted	26,751	29,150

Cash dividends declared per common share	$0.17	$0.17
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended May 31,
	2024	2023

Net income (loss) available to common shareholders	$(36,796)	$24,922
Other comprehensive income (loss):
Unrealized translation gain (loss)	(425)	19
Unrealized translation gain for unconsolidated subsidiary(1)	—	1,112
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized gain (loss) on interest rate swap, net of tax(2)	2,219	(3,384)
Amounts reclassified from accumulated other comprehensive income to earnings, net of tax(3)	(1,100)	(549)
Unrealized gain (loss) on interest rate swap, net of tax for unconsolidated subsidiary(4)	141	(165)
Other comprehensive income (loss)	835	(2,967)
Comprehensive income (loss)	$(35,961)	$21,955

(1) Unrealized translation gain for unconsolidated subsidiary is related to our unconsolidated investment in the AVAIL JV and represents our 40% interest in this amount.
(2) Net of tax expense (benefit) of $625 and ($1,229) for the three months ended May 31, 2024 and May 31, 2023, respectively.
(3) Net of tax benefit of ($348) and ($199) for the three months ended May 31, 2024 and May 31, 2023, respectively. See Note 8.
(4) Unrealized gain (loss) on interest rate swap, net of tax for unconsolidated subsidiary is related to our unconsolidated investment in the
    AVAIL JV and represents our 40% interest in this amount. Net of tax expense (benefit) of $44 and ($60) for the three months ended May 31, 2024 and May 31, 2023, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended May 31,
	2024	2023
Cash flows from operating activities
Net income (loss) available to common shareholders	$(36,796)	$24,922
Plus: Dividends on Series A Preferred Stock	1,200	3,600
Plus: Redemption premium on Series A Preferred Stock	75,198	—
Net income	39,602	28,522
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	330	18
Depreciation and amortization	20,323	18,524
Deferred income taxes	3,164	(2,022)
Equity in earnings of unconsolidated entities	(3,824)	(1,420)
Distribution on investment in AVAIL joint venture	539	—
Net loss (gain) on sale of property, plant and equipment	(16)	(2)
Amortization of debt financing costs	3,109	3,029
Share-based compensation expense	2,535	1,904
Changes in current assets and current liabilities	7,610	(1,002)
Changes in other long-term assets and long-term liabilities	(1,428)	(658)
Net cash provided by operating activities	71,944	46,893
Cash flows from investing activities
Purchase of property, plant and equipment	(27,396)	(17,036)
Other investing activities	17	9
Net cash used in investing activities	(27,379)	(17,027)
Cash flows from financing activities
Proceeds from secondary public offering and issuance of additional common stock	308,723	—
Redemption of Series A Preferred Stock	(308,920)	—
Payments for taxes related to net share settlement of equity awards	(4,567)	(1,710)
Proceeds from revolving loan	75,000	92,000
Payments on revolving loan	(70,000)	(112,000)
Payments of debt financing costs	(715)	—
Payments on long term debt and finance lease liabilities	(30,196)	—
Payments of dividends	(7,867)	(7,835)
Net cash used in financing activities	(38,542)	(29,545)
Effect of exchange rate changes on cash	174	737
Net increase in cash and cash equivalents	6,197	1,058
Cash and cash equivalents at beginning of period	4,349	2,820
Cash and cash equivalents at end of period	$10,546	$3,878

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended May 31, 2024
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at February 29, 2024	25,102	$25,102	$103,330	$576,231	$(3,894)	$700,769
Share-based compensation	—	—	2,535	—	—	2,535
Common stock issued under stock-based plans and related tax expense	112	112	(4,679)	—	—	(4,567)
Secondary public offering and issuance of additional common stock	4,600	4,600	304,123	—	—	308,723
Dividends on Series A Preferred Stock	—	—	—	(1,200)	—	(1,200)
Cash dividends paid on common stock	—	—	—	(4,267)	—	(4,267)
Redemption premium on Series A Preferred Stock	—	—	—	(75,198)	—	(75,198)
Net income	—	—	—	39,602	—	39,602
Other comprehensive income	—	—	—	—	835	835
Balance at May 31, 2024	29,814	$29,814	$405,309	$535,168	$(3,059)	$967,232

	Three Months Ended May 31, 2023
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance at February 28, 2023	24,912	$24,912	$93,357	$506,042	$(4,573)	$619,738
Share-based compensation	—	—	1,904	—	—	1,904
Common stock issued under stock-based plans and related tax expense	101	101	(1,812)	—	—	(1,711)
Dividends on Series A Preferred Stock	—	—	—	(3,600)	—	(3,600)
Cash dividends paid on common stock	—	—	—	(4,235)	—	(4,235)
Net income	—	—	—	28,522	—	28,522
Other comprehensive loss	—	—	—	—	(2,967)	(2,967)
Balance at May 31, 2023	25,013	$25,013	$93,449	$526,729	$(7,540)	$637,651

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation
AZZ Inc. ("AZZ", the "Company", "our" or "we") was established in 1956 and incorporated under the laws of the state of Texas. We are a provider of hot-dip galvanizing and coil coating solutions to a broad range of end-markets in North America. We have three distinct operating segments: the AZZ Metal Coatings segment, the AZZ Precoat Metals segment, and the AZZ Infrastructure Solutions segment. Our AZZ Metal Coatings segment is a leading provider of metal finishing solutions for corrosion protection, including hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating to the North American steel fabrication industry and other industries. The AZZ Precoat Metals segment provides aesthetic and corrosion protective coatings and related value-added services for steel and aluminum coil, primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation and other end markets in North America. The AZZ Infrastructure Solutions segment represents our 40% non-controlling interest in AIS Investment Holdings LLC (the "AVAIL JV"). AIS Investment Holdings LLC is primarily dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in markets worldwide.
Presentation
The accompanying condensed consolidated balance sheet as of February 29, 2024 was derived from audited financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 29, 2024, included in our Annual Report on Form 10-K covering such period which was filed with the SEC on April 22, 2024.  Certain previously reported amounts have been reclassified to conform to current period presentation.
Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ending February 28, 2025 is referred to as fiscal 2025.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of May 31, 2024, the results of its operations for the three months ended May 31, 2024 and 2023, and cash flows for the three months ended May 31, 2024 and 2023. The interim results reported herein are not necessarily indicative of results for a full year.
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We do not expect the adoption of ASU 2023-07 to affect our financial position or our results of operations, but will result in additional disclosures for our annual reporting periods beginning after February 28, 2025 and interim reporting periods in fiscal 2026.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. We expect to adopt ASU 2023-07 effective March 1, 2025 and the adoption will not affect our financial position or our results of operations, but will result in additional disclosures.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Inventories

The following table summarizes the components of inventory (in thousands):

	As of
	May 31, 2024	February 29, 2024
Raw material	$109,590	$111,674
Work in process	625	898
Finished goods	3,773	5,084
Total inventories	$113,988	$117,656

Our inventory reserve was $3.6 million and $4.5 million as of May 31, 2024 and February 29, 2024, respectively.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.
On April 30, 2024, we completed a secondary offering in which we sold 4.6 million common shares. The weighted average number of shares for the period outstanding for the three months ended May 31, 2024 are included in weighted average shares outstanding for basic earnings per share. See Note 14. Following the secondary offering, there were 29.8 million common shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended May 31,
	2024	2023
Numerator:
Net income	$39,602	$28,522
Dividends on Series A Preferred Stock	(1,200)	(3,600)
Redemption premium on Series A Preferred Stock	(75,198)	—
Numerator for basic earnings per share	$(36,796)	$24,922
Dividends on Series A Preferred Stock	—	3,600
Numerator for diluted earnings per share	$(36,796)	$28,522

Denominator:
Weighted average shares outstanding for basic earnings per share	26,751	24,940
Effect of dilutive securities:
Employee and director stock awards	—	93
Series A Convertible Preferred Stock	—	4,117
Denominator for diluted earnings per share	26,751	29,150

Basic earnings (loss) per common share	$(1.38)	$1.00
Diluted earnings (loss) per common share	$(1.38)	$0.98

For the three months ended May 31, 2024 and 2023, there were 310,787 and 121,509 shares, respectively, related to employee equity awards that were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive. For the three months ended May 31, 2024, all shares related to the Series A Convertible Preferred Stock (3.1 million weighted average shares) were excluded from the computation of diluted earnings per share, as their effect would be anti-dilutive. These shares could be dilutive in future periods.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Disaggregated Sales
The following table presents disaggregated sales by customer industry (in thousands):

	Three Months Ended May 31,
	2024	2023
Sales:
Construction	$228,512	$207,162
Industrial	40,076	39,087
Transportation	38,362	35,179
Consumer	35,385	35,179
Utilities	28,615	27,361
Other (1)	42,258	46,905
Total Sales	$413,208	$390,873

(1) Other includes less significant markets, such as agriculture, recreation, petro-chem, AZZ Tubular products and sales from recycling.
See also Note 6 for sales information by operating segment.
Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets (unbilled receivables), and contract liabilities (customer advances and deposits) on the consolidated balance sheets. Our contract assets and contract liabilities are primarily related to the AZZ Precoat Metals segment. Customer billing can occur subsequent to revenue recognition, resulting in contract assets. In addition, we can receive advances from our customers, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.
The increases or decreases in contract assets and contract liabilities during the three months ended May 31, 2024 were primarily due to normal timing differences between AZZ's performance and customer payments. As of May 31, 2024 and February 29, 2024, the balance for contract assets was $93.3 million and $79.3 million, respectively, primarily related to the AZZ Precoat Metals segment. Contract liabilities of $0.7 million and $1.0 million as of May 31, 2024 and February 29, 2024, respectively, are included in "Other accrued liabilities" in the consolidated balance sheets.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Supplemental Cash Flow Information

To arrive at net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Three Months Ended May 31,
	2024	2023
Decrease (increase) in current assets:
Accounts receivable, net	$(2,519)	$11,872
Other receivables	(1,823)	1,064
Inventories	3,620	(1,198)
Contract assets	(13,928)	(1,949)
Prepaid expenses and other	(8,940)	(2,494)
Increase (decrease) in current liabilities:
Accounts payable	25,941	(2,665)
Income taxes payable	3,242	(94)
Accrued expenses	2,017	(5,538)
Changes in current assets and current liabilities	$7,610	$(1,002)

Cash flows related to interest and income taxes were as follows (in thousands):

	Three Months Ended May 31,
	2024	2023
Cash paid for interest	$21,059	$25,866
Cash paid for income taxes	934	895

Supplemental disclosures of non-cash investing and financing activities were as follows (in thousands):

	Three Months Ended May 31,
	2024	2023
Accrued dividends on Series A Preferred Stock	$—	$2,400
Accruals for capital expenditures	8,517	2,409

6. Operating Segments
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
A summary of each of our operating segments is as follows:
AZZ Metal Coatings — provides hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication industry and other industries through facilities located throughout the United States and Canada. Hot-dip galvanizing is a metallurgical manufacturing process in which molten zinc reacts with steel, which provides corrosion protection and extends the lifecycle of fabricated steel for several decades.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AZZ Precoat Metals — engages in the advanced application of protective and decorative coatings and related value-added manufacturing for steel and aluminum coil primarily serving the construction; appliance; heating, ventilation and air conditioning (HVAC); container; transportation and other end markets.

AZZ Infrastructure Solutions — consists of the equity in earnings of our 40% investment in the AVAIL JV, as well as other expenses directly related to AIS receivables and liabilities that were retained following the divestiture of the AIS business. The AVAIL JV is a global provider of application-critical equipment, highly engineered technologies, and specialized services to the power generation, transmission, distribution, oil and gas, and industrial markets.
Net income (loss) by segment for the three months ended May 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended May 31, 2024
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$176,651	$236,557	$—	$—	$413,208
Cost of sales	122,735	187,803	—	—	310,538
Gross margin	53,916	48,754	—	—	102,670

Selling, general and administrative	5,984	8,660	29	18,248	32,921
Operating income (loss)	47,932	40,094	(29)	(18,248)	69,749

Interest expense	—	—	—	(22,774)	(22,774)
Equity in earnings of unconsolidated subsidiaries	—	—	3,824	—	3,824
Other income	56	—	—	148	204
Income (loss) before income tax	$47,988	$40,094	$3,795	(40,874)	51,003
Income tax expense				11,401	11,401
Net income (loss)				$(52,275)	$39,602

See notes below.

	Three Months Ended May 31, 2023
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$168,794	$222,079	$—	$—	$390,873
Cost of sales	117,858	175,996	—	—	293,854
Gross margin	50,936	46,083	—	—	97,019

Selling, general and administrative	5,466	8,392	22	17,643	31,523
Operating income (loss)	45,470	37,691	(22)	(17,643)	65,496

Interest expense	—	—	—	(28,706)	(28,706)
Equity in earnings of unconsolidated subsidiaries	—	—	1,420	—	1,420
Other expense	(24)	—	—	(14)	(38)
Income (loss) before income tax	$45,446	$37,691	$1,398	(46,363)	38,172
Income tax expense				9,650	9,650
Net income (loss)				$(56,013)	$28,522

(1) Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business.
(2) Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Asset balances by operating segment for each period were as follows (in thousands):

	As of
	May 31, 2024	February 29, 2024
Assets:
Metal Coatings	$550,741	$553,505
Precoat Metals	1,534,214	1,500,122
Infrastructure Solutions - Investment in Joint Venture	101,639	98,169
Corporate	49,185	43,709
Total assets	$2,235,779	$2,195,505

Financial Information About Geographical Areas
Financial information about geographical areas for the periods presented was as follows (in thousands). The geographic area is based on the location of the operating facility and no customer accounted for 10 percent or more of consolidated sales.

	Three Months Ended May 31,
	2024	2023
Sales:
United States	$403,051	$381,322
Canada	10,157	9,551
Total	$413,208	$390,873

	As of
	May 31, 2024	February 29, 2024
Property, plant and equipment, net:
United States	$536,857	$522,693
Canada	18,498	18,959
Total	$555,355	$541,652

7. Investments in Unconsolidated Entity
AVAIL JV
We account for our 40% interest in the AVAIL JV under the equity method of accounting and include our equity in earnings as part of the AZZ Infrastructure Solutions segment. We record our equity in earnings in the AVAIL JV on a one-month lag, which totaled $3.8 million in equity in earnings for the three months ended May 31, 2024. As of May 31, 2024, our investment in the AVAIL JV was $101.6 million, which includes an excess of $10.2 million over the underlying value of the net assets of the AVAIL JV. The excess is accounted for as equity method goodwill.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized Balance Sheet
As of
May 31, 2024(1)
Current assets	$279,806
Long-term assets	171,533
Total assets	$451,339
Current liabilities	113,512
Long-term liabilities	126,625
Total liabilities	$240,137
Total partners' capital	211,202
Total liabilities and partners' capital	$451,339

Summarized Operating Data
May 31, 2024(1)
Sales	$129,107
Gross profit	31,526
Net income	8,160

(1) We report our equity in earnings on a one-month lag basis; therefore, amounts in the summarized financials above are as of and for the three months ended April 30, 2024. Amounts in the table above exclude certain adjustments made by us to record equity in earnings of the AVAIL JV under U.S GAAP for public companies, primarily to reverse the amortization of goodwill.

8. Derivative Instruments
Interest Rate Swap Derivative
As a policy, we do not hold, issue or trade derivative instruments for speculative purposes. We periodically enter into forward sale contracts to purchase a specified volume of zinc at fixed prices. These contracts are not accounted for as derivatives because they meet the criteria for the normal purchases and normal sales scope exception in Accounting Standards Codification ("ASC") 815, Derivatives and Hedging.
We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap agreements to convert a portion of our variable-rate debt to a fixed rate. On September 27, 2022, we entered into a fixed-rate interest rate swap agreement, which was subsequently amended on October 7, 2022 (the "2022 Swap"), with banks that are parties to the 2022 Credit Agreement, to change the SOFR-based component of the interest rate. The 2022 Swap converts the SOFR portion to 4.277%. On March 20, 2024, we repriced our Term Loan B to SOFR plus 3.25%, resulting in a total fixed rate of 7.527%. The 2022 Swap had an initial notional amount of $550.0 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases by a pro-rata portion of any quarterly principal payments made on the Term Loan B, and the current notional amount is $540.4 million as of May 31, 2024. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates, for a portion of our variable-rate debt. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the 2022 Swap exactly offset changes in cash flows of the variable-rate debt. We designated the 2022 Swap as a cash flow hedge at inception. Cash payments or receipts to settle the 2022 Swap are recognized in interest expense.
At May 31, 2024, changes in fair value attributable to the effective portion of the 2022 Swap were included on the condensed consolidated balance sheets in accumulated other comprehensive income. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on our condensed consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value, to the extent effective, recognized in accumulated other comprehensive income until reclassified into earnings when the interest expense on the underlying debt is reflected in earnings. The portion of a cash flow hedge that does not offset the change in the fair value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. During the three months ended May 31, 2024, we reclassified $1.4 million before income tax, or $1.1 million net of tax, from other comprehensive income to earnings.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Debt
Our long-term debt instruments and balances outstanding for each of the periods presented (in thousands):

	As of
	May 31, 2024	February 29, 2024
Revolving Credit Facility	$35,000	$30,000
Term Loan B	950,250	980,250
Total debt, gross	985,250	1,010,250
Unamortized debt issuance costs	(55,450)	(57,508)
Long-term debt, net	$929,800	$952,742
2022 Credit Agreement and Term Loan B

We have a credit agreement with a syndicate of financial institutions that was entered into on May 13, 2022, and was subsequently amended on August 17, 2023, December 20, 2023 and March 20, 2024 (collectively referred to herein as the "2022 Credit Agreement"). The 2022 Credit Agreement includes the following significant terms:
i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company; as of May 31, 2024, the outstanding balance of the Term Loan B was $950.3 million;
ii.provides for a maximum senior secured Revolving Credit Facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 13, 2027;
iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;
iv.borrowings under the Term Loan B bear a tiered interest rate of Secured Overnight Financing Rate ("SOFR") plus 3.25% (following the repricing on March 20, 2024 as described below) and the Revolving Credit Facility bears a leverage-based rate with various tiers between 2.75% and 3.50%; as of May 31, 2024, the interest rate was SOFR plus 2.75%;
v.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions; and,
vi.includes a maximum quarterly leverage ratio financial covenant, with reporting requirements to our banking group at each quarter-end.

On March 20, 2024, we repriced the Term Loan B. The repricing adjusted the Term Loan B spread from a rate of SOFR plus 3.75% to SOFR plus 3.25%.
We primarily utilize proceeds from the Revolving Credit Facility to finance working capital needs, capital improvements, quarterly cash dividends, acquisitions and other general corporate purposes.
As defined in the 2022 Credit Agreement, quarterly prepayments were due against the outstanding principal of the Term Loan B and were payable on the last business day of each May, August, November and February, beginning August 31, 2022, in a quarterly aggregate principal amount of $3.25 million, with the entire remaining principal amount due on May 13, 2029, the maturity date. Additional prepayments made against the Term Loan B contribute to these required quarterly payments. Due to prepayments made against the Term Loan B since August 31, 2022, the quarterly mandatory principal payment requirement has been met, and the quarterly payments of $3.25 million are not required at this time.
The weighted average interest rate for our outstanding debt, including the Revolving Credit Facility and the Term Loan B, was 8.09% and 9.07% as of May 31, 2024 and 2023, respectively.
Debt Compliance, Outstanding Borrowings and Letters of Credit
Our 2022 Credit Agreement requires us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 4.5. As of May 31, 2024, we were in compliance with all covenants and other requirements set forth in the 2022 Credit Agreement.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2024, we had $985.3 million of debt outstanding on the Revolving Credit Facility and the Term Loan B, with varying maturities through fiscal 2029. We had approximately $350.7 million of additional credit available as of May 31, 2024.
As of May 31, 2024, we had total outstanding letters of credit in the amount of $14.3 million. These letters of credit are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.
Other Disclosures
Interest expense is comprised as follows (in thousands):

	Three Months Ended May 31,
	2024	2023
Gross Interest expense	$24,207	$28,962
Less: Capitalized interest	(1,433)	(256)
Interest expense, net	$22,774	$28,706
Capitalized interest for the three months ended May 31, 2024 of approximately $1.4 million relates to interest cost on the construction of the greenfield aluminum coil coating facility in Washington, Missouri, and increased from the prior year period due to the higher average construction work in process.

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
Interest Rate Swap Agreement
Our derivative instrument consists of the 2022 Swap, which is considered a Level 2 of the fair value hierarchy and included in "Other assets" in the condensed consolidated balance sheets as of May 31, 2024. The valuation of the 2022 Swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including swap rates, spread and/or index levels and interest rate curves. See Note 8 for more information.
Our financial instruments that are measured at fair value on a recurring basis as of May 31, 2024 and February 29, 2024 are as follows (dollars in thousands):

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements Using				Fair Value Measurements Using
	Carrying Value			Assets measured	Carrying Value			Assets measured
	May 31, 2024	Level 1	Level 2	at Net Asset Value	February 29, 2024	Level 1	Level 2	at Net Asset Value
Assets:
Interest Rate Swap Agreement	$4,806	$—	$4,806	$—	$3,410	$—	$3,410	$—
Total Assets	$4,806				$3,410
Liabilities:
Pension Liability	30,257	—	—	30,257	31,148	—	—	31,148
Total Liabilities	$30,257				$31,148
Non-recurring Fair Value Measurements
Investment in Joint Venture
The fair value of our investment in the unconsolidated AVAIL JV was determined using the income approach at the date on which we entered into the joint venture. The income approach uses discounted cash flow models that require various observable and non-observable inputs, such as operating margins, revenues, product costs, operating expenses, capital expenditures, terminal-year values and risk-adjusted discount rates. These valuations resulted in Level 3 non-recurring fair value measurements.
We assess our investment in the unconsolidated AVAIL JV for recoverability when events and circumstances are present that suggest there has been a decline in value, and if it is determined that a loss in value of the investment is other than temporary, the investment is written down to its fair value.
Long-Term Debt
The fair values of our long-term debt instruments are estimated based on market values for debt issued with similar characteristics or rates currently available for debt with similar terms. These valuations are Level 2 non-recurring fair value measurements.
The principal amount of our outstanding debt was $985.3 million and $1,010.3 million at May 31, 2024 and February 29, 2024, respectively. The estimated fair value of our outstanding debt was $992.6 million and $1,010.3 million at May 31, 2024 and February 29, 2024, excluding unamortized debt issuance costs. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads.

11. Leases
We are a lessee under various leases for facilities and equipment. As of May 31, 2024, we were the lessee for 149 operating leases and 46 finance leases with terms of 12 months or more. These leases are reflected on our balance sheet in "Right-of-use assets," "Lease liability - short-term" and "Lease liability - long-term."
Our operating leases are primarily for (i) operating facilities, (ii) vehicles and equipment used in operations, (iii) facilities used for back-office functions and (iv) equipment used for back-office functions, and (v) temporary storage. The majority of our vehicle and equipment leases have both a fixed and variable component.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. We have a significant number of short-term leases, including month-to-month agreements. Our short-term lease agreements include expenses incurred hourly, daily, monthly and for other durations of time of one year or less. Our future lease commitments as of May 31, 2024 do not reflect all of our short-term lease commitments.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines the classification of right-of-use ("ROU") asset and lease liabilities in the consolidated balance sheets as of May 31, 2024 and February 29, 2024 (in thousands):

	Balance Sheet Classification	As of
		May 31, 2024	February 29, 2024
Assets
Operating right-of-use assets	Right-of-use assets	$18,474	$19,808
Finance right-of-use assets	Right-of-use assets	4,118	3,931
Liabilities
Operating lease liabilities ― short-term	Lease liability - short-term	$5,729	$5,893
Operating lease liabilities ― long-term	Lease liability - long-term	13,429	14,606
Finance lease liabilities ― short-term	Lease liability - short-term	829	766
Finance lease liabilities ― long-term	Lease liability - long-term	3,372	3,221
Supplemental information related to AZZ's operating leases was as follows (in thousands, except years and percentages):

	Three Months Ended May 31,
	2024	2023
Operating cash flows from operating leases included in lease liabilities	$1,779	$1,825
Lease liabilities obtained from new ROU assets - operating	217	1,509
Financing cash flows from finance leases included in lease liabilities	196	70
Operating cash flows from finance leases included in lease liabilities	68	16
Lease liabilities obtained from new ROU assets - finance leases	410	—

	As of
	May 31, 2024	February 29, 2024
Weighted-average remaining lease term - operating leases	3.97 years	4.12 years
Weighted-average discount rate - operating leases	4.55%	4.49%
Weighted-average remaining lease term - finance leases	5.08 years	5.21 years
Weighted-average discount rate - finance leases	6.86%	6.70%
The following table outlines the classification of lease expense related to operating and finance leases in the statements of operations (in thousands):

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended May 31,
	2024	2023
Operating lease expense:
Cost of sales	$3,003	$3,026
Selling, general and administrative	489	499
Total operating lease expense	3,492	3,525
Financing lease expense:
Cost of sales	223	76
Interest expense	68	16
Total financing lease expense	291	92
Total lease expense	$3,783	$3,617

As of May 31, 2024, maturities of our lease liabilities were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2025	$4,940	$816	$5,756
2026	5,740	1,015	6,755
2027	4,552	976	5,528
2028	2,529	889	3,418
2029	1,917	672	2,589
2030	462	447	909
Thereafter	796	170	966
Total lease payments	$20,936	$4,985	$25,921
Less imputed interest	(1,778)	(784)	(2,562)
Total	$19,158	$4,201	$23,359

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes
The provision for income taxes reflects an effective tax rate of 22.4% for the three months ended May 31, 2024, compared to 25.3% for the three months ended May 31, 2023. The decrease in the effective tax rate is attributable to higher discrete items driven by tax deductions for stock compensation.
13. Mezzanine Equity
Series A Convertible Preferred Stock
On May 9, 2024, we fully redeemed our 240,000 shares of 6.0% Series A Convertible Preferred Stock ("Series A Preferred Stock"), for $308.9 million. The payment was calculated as the face value of the Series A Preferred Stock of $240.0 million, multiplied by the Return Factor (as defined below) of 1.4, less dividends paid to date of $27.1 million. The redemption premium of $75.2 million, which is calculated as the difference between the redemption amount and the book value of $233.7 million, was recorded as a deemed dividend, and reduces net income available to common shareholders. The Series A Preferred Stock was redeemed using proceeds from the April 2024 Secondary Offering.
On August 5, 2022, we exchanged our $240.0 million 6.00% convertible subordinated notes which were due June 30, 2030, for 240,000 shares of 6.0% Series A Preferred Stock, following the receipt of shareholder approval for the issuance of Series A Preferred Stock. The Series A Preferred Stock has a $1.00 par value per share, and ranked senior to the common stock of the Company, including with respect to both income and capital, but junior to our indebtedness. The Series A Preferred Stock is classified as "Mezzanine equity" in the consolidated balance sheets and was fully redeemed on May 9, 2024.
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

The Series A Preferred Stock has a liquidation preference, as defined by U.S. GAAP, equal to the Redemption Amount. Under U.S. GAAP, the liquidation preference is defined as the amount that would be required to be paid to the shareholders upon liquidation or dissolution of the Company. As of February 29, 2024, the holders of the shares of Series A Preferred Stock were entitled to a liquidation preference of approximately $312.5 million in the event of any liquidation, dissolution or winding up of the Company as of such year end.
The Certificate of Designation for the Series A Preferred Stock defines "liquidation preference" as $1,000 per share plus any unpaid dividends, which we refer to herein as the "Series A Base Amount."
Dividends
The Series A Preferred Stock accumulates a 6.0% dividend per annum, or $15.00 per share per quarter. Dividends are payable in cash or in kind, by accreting and increasing the Series A Base Amount (“PIK Dividends”). Dividends are payable on the sum of (i) the aggregate liquidation preference amount of $240.0 million plus (ii) any PIK Dividends. Dividends are accrued daily and paid quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year. Following the calendar quarter ending June 30, 2027, we may not elect PIK Dividends and dividends on the Series A Preferred Stock must be paid in cash. All dividends have been paid in cash through May 31, 2024. The dividend will increase annually by one percentage point, beginning with the dividend payable for the calendar quarter ending September 30, 2028. Dividends declared and paid for each of the three months ended May 31, 2024 and May 31, 2023 were $3.6 million.
Conversion Features
Subject to a minimum conversion threshold of 1,000 shares of Series A Preferred Stock per conversion and customary anti-dilution and dividend adjustments, the Series A Preferred Stock is convertible by the holder at any time into shares of AZZ's common stock for $58.30 per common share (the “Conversion Price”). In addition, after May 13, 2024, we will be entitled to provide holders of Series A Preferred Stock with notice of a mandatory conversion of a portion of the Series A Preferred Stock (which may not exceed 25% of the amount of Series A Preferred Stock issued in any single quarter) at the Conversion Price if the closing price of our common stock exceeds 185% of the Conversion Price for 20 consecutive trading

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

days prior to the date of such notice and so long as the shelf registration statement filed November 4, 2022 to cover resales of the converted common stock remains effective and available for use.
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
The redemption price under option (iii) is subject to provisions of the Certificate of Designation that limits our right to redeem to the period following the two year anniversary of the initial issuance, limits the quarterly conversion to up to 25% of the number of shares of convertible preferred stock outstanding, and requires our market price per share of common stock to exceed 185% of the conversion price.
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

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

14. Equity
April 2024 Secondary Offering
On April 30, 2024, we completed a secondary public offering in which we sold 4.6 million shares of our common stock at $70.00 per share (the "April 2024 Secondary Offering"). We received gross proceeds of $322.0 million, and paid offering expenses of $13.3 million, for net proceeds of $308.7 million. The proceeds from the April 2024 Offering were used to redeem the Series A Preferred Stock. See Note 13.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) ("AOCI"), after tax, for the three months ended May 31, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended May 31,
	2024
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(7,628)	$1,418	$(184)	$2,533	$(33)	$(3,894)
Other comprehensive income before reclassification	(425)	—	—	2,219	141	1,935
Amounts reclassified from AOCI	—	—	—	(1,100)	—	(1,100)
Net change in AOCI	(425)	—	—	1,119	141	835
Balance as of end of period	$(8,053)	$1,418	$(184)	$3,652	$108	$(3,059)

	Three Months Ended May 31,
	2023
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(7,571)	$—	$119	$2,879	$—	$(4,573)
Other comprehensive income before reclassification	19	1,112	—	(3,384)	(165)	(2,418)
Amounts reclassified from AOCI	—	—	—	(549)	—	(549)
Net change in AOCI	19	1,112	—	(3,933)	(165)	(2,967)
Balance as of end of period	$(7,552)	$1,112	$119	$(1,054)	$(165)	$(7,540)

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Defined Benefit Pension Plan

Pension and Employee Benefit Obligations
In our Precoat Metals segment, certain current or past employees participate in a defined benefit pension plan (the "Plan"). Prior to the Precoat Acquisition, benefit accruals were frozen for all participants. After the freeze, participants no longer accrued benefits under the Plan, and new hires of AZZ Precoat Metals are not eligible to participate in the Plan. As of May 31, 2024, the Plan was underfunded, and we have a pension liability of $30.3 million, which is included in "Other long-term liabilities" in the consolidated balance sheets and represents the underfunded portion of the Plan.
The components of net benefit cost other than the employer service cost are included in "Selling, general and administrative" expense. We recognized $0.2 million of net benefit cost for the three months ended May 31, 2024. We paid employer contributions of $1.1 million into the Plan during the three months ended May 31, 2024. We expect to pay $6.7 million of contributions into the Plan during the remainder of fiscal 2025.
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

In 2017, Southeast Texas Industries, Inc. (“STI”) filed a breach of contract lawsuit against the Company in the 1st District Court of Jasper County, Texas (the “Court”). In 2020, we filed a counter suit against STI for amounts due to AZZ for work performed. The parties unsuccessfully mediated the case in November 2021. On October 16, 2023, the case went to trial, and on October 27, 2023, the jury rendered a verdict in favor of STI and against AZZ Beaumont in the amount of $5.5 million in damages for breach of contract and breach of express warranty. After a final judgment amount is entered with the Court, we expect to pursue all available appellate options as we believe we have strong grounds for appeal, which may take up to two years. As of May 31, 2024, we have recorded a legal accrual of $5.5 million, which is included in "Other accrued liabilities" on our consolidated balance sheets, reflecting our best estimate of the probable loss. Our estimate of the probable loss may change throughout the appellate process. We have purchased a supersedeas bond to cover the final judgment amount throughout the duration of the appellate process.
A litigation matter between AZZ, as Plaintiff, and a previous customer of an affiliate of the AIS business, which was retained following the disposition of the AIS business, is scheduled to go to trial in fiscal 2026. As of May 31, 2024, we have a receivable due from the Defendant, net of allowance, of $5.2 million, which is included in "Trade accounts receivable, net of allowance for credit losses" in the consolidated balance sheets. This receivable balance represents our best estimate of the amount we expect to collect, which may change following completion of the trial.
Prior to AZZ's acquisition of Precoat Metals on May 13, 2022, Precoat Metals sold its Armorel Arkansas facility to Nucor Coatings Corporation ("Nucor") via a purchase agreement dated October 27, 2020 ("2020 Agreement"). Nucor subsequently filed a lawsuit against Precoat Metals for indemnification for breach of environmental representations and warranties made in the 2020 Agreement. In the lawsuit, Nucor asserted that it has sustained certain damages resulting from Precoat Metal’s breach of its indemnification obligations that were set forth in the 2020 Agreement. The parties attended a mediation on March 18, 2024, and although the Company believed Nucor’s case was deficient and it had very strong defenses to the allegations asserted by Nucor, management determined that it was still in the best interest of the Company to settle all matters for the estimated cost of defense to retain its current commercial relationships with Nucor, who is both a customer and

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

supplier to the Company. The parties mutually agreed to resolve all disputed matters for $5.25 million. The parties are currently preparing a definitive settlement agreement which will resolve all outstanding matters related to the dispute. The settlement amount will be paid within 60 days after a definitive settlement agreement is signed by both parties. The $5.25 million settlement amount is included in "Other accrued liabilities" in the consolidated balance sheet as of May 31, 2024. The settlement payment expected to be made in the second quarter of fiscal 2025.
Environmental
As of May 31, 2024, the reserve balance for our environmental liabilities was $20.9 million, of which $2.9 million is classified as current. Environmental remediation liabilities include costs directly associated with site investigation and clean up, such as materials, external contractor costs, legal and consulting expenses and incremental internal costs directly related to ongoing remediation plans. Estimates used to record environmental remediation liabilities are based on the Company's best estimate of probable future costs based on site-specific facts and circumstances known at the time of the estimate and these estimates are updated on a quarterly basis. Estimates of the cost for the potential or ongoing remediation plans are developed using internal resources and third-party environmental engineers and consultants.
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
Capital Commitments—Greenfield Aluminum Coil Coating Facility
We are expanding our coatings capabilities by constructing a new 25-acre aluminum coil coating facility in Washington, Missouri that is expected to be operational in calendar year 2025 (the Company fiscal year 2026). The new greenfield facility will be included in the AZZ Precoat Metals segment and is supported by a take-or-pay contract for approximately 75% of the output from the new plant. We expect to spend approximately $124.0 million in capital payments over the life of the project, of which $60.8 million was paid prior to fiscal 2025 and $16.2 million was paid during the three months ended May 31, 2024. The remaining balance of $47.0 million is to occur prior to the end of fiscal 2025, of which we have capital commitments of $28.6 million.
Commodity pricing
    As of May 31, 2024, we had non-cancelable forward contracts to purchase approximately $37.9 million of zinc at various volumes and prices. We also had non-cancelable forward contracts to purchase approximately $9.2 million of natural gas at various volumes and prices. All such contracts expire by the first quarter of fiscal 2026. We had no other contracted commitments for any other commodities including steel, aluminum, copper, zinc, nickel-based alloys, natural gas, except for those entered into under the normal course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as "may," "could," "should," "expects," "plans," "will," "might," "would," "projects," "currently," "intends," "outlook," "forecasts," "targets," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial, and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date they are made and are subject to risks that could cause them to differ materially from actual results. Certain factors could affect the outcome of the matters described herein. This Quarterly Report may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand for our manufactured solutions, including demand by the construction markets, the industrial markets, and the metal coatings markets. We could also experience additional increases in labor costs, components and raw materials including zinc and natural gas, which are used in our hot-dip galvanizing process; supply-chain vendor delays; customer requested delays of our manufactured solutions; delays in additional acquisition opportunities; an increase in our debt leverage and/or interest rates on our debt, of which a significant portion is tied to variable interest rates; availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the manufactured solutions that we provide; economic volatility, including a prolonged economic downturn or macroeconomic conditions such as inflation or changes in the political stability in the United States and other foreign markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business, including in Part I, Item 1A. Risk Factors, in AZZ's Annual Report on Form 10-K for the fiscal year ended February 29, 2024 and other filings with the SEC, available for viewing on AZZ's website at www.azz.com and on the SEC's website at www.sec.gov.
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
The following discussion should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024, and with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

Business Operations Update
Our results for the three months ended May 31, 2024 (the "current quarter"), were favorably impacted by the growth in demand for our manufactured solutions in the construction, industrial and transportation industries, coupled with our value driven pricing strategy.
The demand for our manufactured solutions was the primary contributor to net income of $39.6 million for the three months ended May 31, 2024. However, net income attributable to common shareholders was a loss of $36.8 million, after deducting preferred dividends and the redemption premium on our Series A Preferred Stock. Our operating results for the three months ended May 31, 2024, including operating results by segment, are described in the summary on the following page, and detailed descriptions can be found below under “Results of Operations.”
Our operations generated $71.9 million of cash in the current three-month period, which includes $7.6 million generated from reduction in working capital. Our operating cash flows were used to make $27.4 million of capital investments in our business and return $7.9 million to our common and preferred shareholders through dividend payments. Financing activities included the issuance of common shares, generating $308.7 million in cash flows, which we used to fund the redemption of our Series A Preferred Stock of $308.9 million. In addition, we reduced our outstanding debt through $25.0 million in net payments on our Term Loan B and Revolving Credit Facility. As a result of this and other activity, our cash and cash equivalents were $10.5 million as of May 31, 2024, an increase of $6.7 million from May 31, 2023. As of May 31, 2024, we had $350.7 million available under the Revolving Credit Facility. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found below under “Liquidity and Capital Resources.”

Outlook
While it is difficult to predict future North American economic activity and its impact on the demand for our galvanizing and coil coating solutions, as well the impact that political or regulatory developments may have on us, we have noted several factors below that have impacted or may impact our results of operations during the first quarter of fiscal 2025.

•Sales prices in our AZZ Metal Coatings segment are expected to remain consistent with current levels, although fluctuations in mix and some competitive pressures may impact selling price.
•Sales prices in our AZZ Precoat Metals segment are expected to remain consistent with current levels, with expected seasonal fluctuations in mix due to an increase in construction business, which may impact the average selling price.
•Demand in our AZZ Metal Coatings and AZZ Precoat Metals segments is expected to follow our typical seasonal patterns.
•Customer inventories for our AZZ Metal Coatings segment remain consistent, which should support the continued demand for our metal coatings solutions.
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

QUARTER ENDED MAY 31, 2024 COMPARED TO THE QUARTER ENDED MAY 31, 2023

Segment Sales and Operating Income
The following table reflects the breakdown of net income by segment (in thousands):

	Three Months Ended May 31, 2024
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$176,651	$236,557	$—	$—	$413,208
Cost of sales	122,735	187,803	—	—	310,538
Gross margin	53,916	48,754	—	—	102,670

Selling, general and administrative	5,984	8,660	29	18,248	32,921
Operating income (loss)	47,932	40,094	(29)	(18,248)	69,749

Interest expense	—	—	—	(22,774)	(22,774)
Equity in earnings of unconsolidated subsidiaries	—	—	3,824	—	3,824
Other income	56	—	—	148	204
Income (loss) before income tax	$47,988	$40,094	$3,795	(40,874)	51,003
Income tax expense				11,401	11,401
Net income (loss)				$(52,275)	$39,602

See notes below.

	Three Months Ended May 31, 2023
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$168,794	$222,079	$—	$—	$390,873
Cost of sales	117,858	175,996	—	—	293,854
Gross margin	50,936	46,083	—	—	97,019

Selling, general and administrative	5,466	8,392	22	17,643	31,523
Operating income (loss)	45,470	37,691	(22)	(17,643)	65,496

Interest expense	—	—	—	(28,706)	(28,706)
Equity in earnings of unconsolidated subsidiaries	—	—	1,420	—	1,420
Other expense	(24)	—	—	(14)	(38)
Income (loss) before income tax	$45,446	$37,691	$1,398	(46,363)	38,172
Income tax expense				9,650	9,650
Net income (loss)				$(56,013)	$28,522

(1) Infrastructure Solutions segment includes our equity in earnings from our investment in the AVAIL JV as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business.
(2) Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.

Sales
For the current quarter, consolidated sales increased $22.3 million, or 5.7%, compared to the three months ended May 31, 2023 (the "prior year quarter"). Sales for the AZZ Metal Coatings segment increased $7.9 million, or 4.7%, for the current quarter, compared to the prior year quarter. The increase was primarily due to a higher volume of steel processed $11.7 million, partially offset by a lower average selling price due to product mix $3.0 million, and a decrease in other sales $0.9 million.
Sales for the AZZ Precoat Metals segment increased $14.4 million, or 6.5% for the current quarter. The increase is due to a higher volume of coil coated in the current quarter, while the average price remained flat.
Operating Income
For the current quarter, consolidated operating income increased $4.3 million, or 6.5%, compared to the prior year quarter.
Operating income for the AZZ Metal Coatings segment increased $2.5 million, or 5.4% for the current quarter, compared to the prior year quarter. The current quarter increase was due to increased sales as described above, partially offset by higher cost of sales. The increase in cost of sales of $4.9 million was primarily due to an increase in labor costs $1.9 million and overhead costs $5.3 million, offset by lower zinc costs $2.3 million.

Operating income for the AZZ Precoat Metals segment increased $2.4 million, or 6.4% for the current quarter. The increase is primarily due to increased sales as described above, offset by higher cost of sales and selling, general and administrative expense. Cost of sales increased $11.8 million, primarily due to variable costs related to the increased volume of steel processed, coupled with an increase in depreciation expense.
Corporate Expenses
Corporate selling, general and administrative expenses increased $0.6 million, or 3.4%, for the current quarter, compared to the prior year quarter.
Interest Expense
Interest expense for the current quarter decreased $5.9 million, to $22.8 million, compared to $28.7 million for the prior year quarter. The decrease in interest expense is primarily attributable to a decrease in the weighted average debt outstanding of $120.0 million and a decrease in the weighted average interest rate on our outstanding debt of 0.98% in the current quarter compared to the prior quarter, coupled with higher capitalized interest of $1.2 million.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated subsidiaries for the current quarter increased $2.4 million, to $3.8 million, compared to $1.4 million in the prior year quarter. The increase is primarily due to higher earnings from the AVAIL JV, primarily driven by AVAIL's enclosure, high-voltage and medium-voltage bus businesses.
See Note 7 of our consolidated financial statements for more information about the AVAIL JV.
Income Taxes
The provision for income taxes reflects an effective tax rate of 22.4% for the three months ended May 31, 2024, compared to 25.3% for the three months ended May 31, 2023. The decrease in the effective tax rate is attributable to higher discrete items driven by tax deductions for stock compensation.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically met our cash needs through a combination of cash flows from operating activities along with equity from capital markets and from bank and bond market debt. Our cash requirements generally include quarterly cash dividend payments, capital improvements and debt repayment. We believe that our cash position, cash flows from operating activities, access to capital markets and our expectation of continuing availability to draw upon our credit facilities are sufficient to meet our cash flow needs for the foreseeable future.
As of May 31, 2024, our total liquidity of $361.2 million consisted of available capacity on our Revolving Credit Facility of $350.7 million and cash and cash equivalents of $10.5 million.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended May 31,
	2024	2023
Net cash provided by operating activities	71,944	46,893
Net cash used in investing activities	(27,379)	(17,027)
Net cash used in financing activities	(38,542)	(29,545)
Net cash provided by operating activities for the current three-month period was $71.9 million, driven primarily by net income from continuing operations of $39.6 million, adjusted to exclude non-cash charges, net of non-cash income of $22.5 million, an increase in cash resulting from a reduction in working capital of $7.6 million, an increase in cash resulting from other long-term assets and liabilities, including deferred taxes, of $1.7 million and a cash distribution on the investment in the AVAIL JV of $0.5 million. The reduction in working capital is due primarily to increases in accounts payable, accrued expenses and income taxes payable; offset by increases in prepaid expenses and contract assets due to insurance renewals and higher sales, respectively. Net cash provided by operating activities was used to fund $27.4 million of capital expenditures, make net payments on long-term debt and finance leases liabilities of $25.2 million, make dividend payments of $7.9 million and make payments for taxes related to net share settlement of equity awards of $4.6 million. We also completed a secondary public offering of 4.6 million shares of our common stock, which provided cash of $308.7 million, which was used to redeem our 240,000 shares of Series A Preferred Stock for $308.9 million.
Net cash provided by operating activities for the prior year three-month period was $46.9 million, driven primarily by net income of $28.5 million, adjusted to exclude non-cash charges, net of non-cash income of $22.1 million, offset by a decrease in cash resulting from an increase in working capital of $1.0 million and a decrease in cash resulting from other long-term assets and liabilities, including deferred taxes, of $2.7 million. Net cash provided by operating activities was used to fund $17.0 million of capital expenditures, make net payments on long-term debt and finance leases liabilities of $20.0 million, make dividend payments of $7.8 million and make payments for taxes related to net share settlement of equity awards of $1.7 million.
Financing and Capital
2022 Credit Agreement and Term Loan B
We have a credit agreement with a syndicate of financial institutions that was entered into on May 13, 2022, and was subsequently amended on August 17, 2023, December 20, 2023 and March 20, 2024 (collectively referred to herein as the "2022 Credit Agreement"). The 2022 Credit Agreement includes the following significant terms:
i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company; as of May 31, 2024, the outstanding balance of the Term Loan B was $950.3 million;
ii.provides for a maximum senior secured Revolving Credit Facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 13, 2027;
iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;
iv.borrowings under the Term Loan B bear a tiered interest rate of Secured Overnight Financing Rate ("SOFR") plus 3.25% (following the repricing on March 20, 2024 as described below) and the Revolving Credit Facility bears a leverage-based rate with various tiers between 2.75% and 3.50% as of May 31, 2024 the interest rate was SOFR plus 2.75%;

v.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions; and,
vi.includes a maximum quarterly leverage ratio financial covenant, with reporting requirements to our banking group at each quarter-end.
On March 20, 2024, we repriced the Term Loan B. The repricing adjusted the Term Loan B spread from a rate of SOFR plus 3.75% to SOFR plus 3.25%.
We primarily utilize proceeds from the Revolving Credit Facility to finance working capital needs, capital improvements, quarterly cash dividends, acquisitions and other general corporate purposes.
As defined in the 2022 Credit Agreement, quarterly prepayments were due against the outstanding principal of the Term Loan B and were payable on the last business day of each May, August, November and February, beginning August 31, 2022, in a quarterly aggregate principal amount of $3.25 million, with the entire remaining principal amount due on May 13, 2029, the maturity date. Additional prepayments made against the Term Loan B contribute to these required quarterly payments. Due to prepayments made against the Term Loan B since August 31, 2022, the quarterly mandatory principal payment requirement has been met, and the quarterly payments of $3.25 million are not required at this time.
The weighted average interest rate for our outstanding debt, including the Revolving Credit Facility and the Term Loan B, was 8.09% and 9.07% as of May 31, 2024 and 2023, respectively.
Debt Compliance and Outstanding Borrowings
Our 2022 Credit Agreement requires us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 4.5. As of May 31, 2024, we were in compliance with all covenants and other requirements set forth in the 2022 Credit Agreement.
As of May 31, 2024, we had $985.3 million of debt outstanding on the Revolving Credit Facility and the Term Loan B, with varying maturities through fiscal 2029. We had approximately $350.7 million of additional credit available as of May 31, 2024.
Letters of Credit
As of May 31, 2024, we had total outstanding letters of credit in the amount of $14.3 million. These letters of credit are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.
Interest Rate Swap
We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap agreements to convert a portion of our variable-rate debt to a fixed rate. On September 27, 2022, we entered into a fixed-rate interest rate swap agreement, which was subsequently amended on October 7, 2022, (the "2022 Swap"), with banks that are parties to the 2022 Credit Agreement, to change the SOFR-based component of the interest rate. The 2022 Swap converts the SOFR portion to 4.277%. On March 20, 2024, we repriced our Term Loan B to SOFR plus 3.25%, resulting in a total fixed rate of 7.527%. The 2022 Swap had an initial notional amount of $550.0 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases by a pro-rata portion of any quarterly principal payments made on the Term Loan B, and the current notional amount is $540.4 million as of May 31, 2024. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates, for a portion of our variable-rate debt. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the 2022 Swap exactly offset changes in cash flows of the variable-rate debt. We designated the 2022 Swap as a cash flow hedge at inception. Cash payments or receipts to settle the 2022 Swap are recognized in interest expense.
April 2024 Secondary Offering
On April 30, 2024, we completed a secondary public offering in which we sold 4.6 million shares of our common stock at $70.00 per share (the "April 2024 Secondary Offering"). We received gross proceeds of $322.0 million, and paid offering expenses of $13.3 million, for net proceeds of $308.7 million. The proceeds from the April 2024 Offering were used to redeem the Series A Preferred Stock.
Series A Convertible Preferred Stock

On May 9, 2024, we fully redeemed our 240,000 shares of 6.0% Series A Convertible Preferred Stock ("Series A Preferred Stock"), for $308.9 million. The payment was calculated as the face value of the Series A Preferred Stock of $240.0 million, multiplied by the Return Factor (as defined below) of 1.4, less dividends paid to date of $27.1 million. The redemption premium of $75.2 million, which is calculated as the difference between the redemption amount and the book value of $233.7 million, was recorded as a deemed dividend, and reduces net income available to common shareholders. The Series A Preferred Stock was redeemed using proceeds from the April 2024 Secondary Offering.
On August 5, 2022, we exchanged our $240.0 million 6.00% convertible subordinated notes due June 30, 2030 for 240,000 shares of 6.0% Series A Preferred Stock, following the receipt of shareholder approval for the issuance of Series A Preferred Stock. The Series A Preferred Stock has a $1.00 par value per share, and ranked senior to the common stock of the Company, including with respect to both income and capital, but junior to our indebtedness. The Series A Preferred Stock is classified as "Mezzanine equity" in the consolidated balance sheets and was fully redeemed on May 9, 2024.
Greenfield Aluminum Coil Coating Facility
We are expanding our coatings capabilities by constructing a new 25-acre aluminum coil coating facility in Washington, Missouri that is expected to be operational in calendar year 2025 (the Company fiscal year 2026). The new greenfield facility will be included in the AZZ Precoat Metals segment and is supported by a take-or-pay contract for approximately 75% of the output from the new plant. We expect to spend approximately $124.0 million in capital payments over the life of the project, of which $60.8 million was paid prior to fiscal 2025 and $16.2 million was paid during the three months ended May 31, 2024. The remaining balance of $47.0 million is to occur prior to the end of fiscal 2025, of which we have capital commitments of $28.6 million. The remaining payments in fiscal 2025 are expected to be funded through cash flows from operations.
Share Repurchase Program
During the three months ended May 31, 2024 and 2023, we did not repurchase shares of common stock under the 2020 Share Authorization. As of May 31, 2024, we had $53.2 million available under the 2020 Share Authorization that may be used to purchase shares in the future. See Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”
Other Exposures
We have exposure to commodity price increases in all three of our operating segments, primarily zinc and natural gas in the AZZ Metal Coatings segment, and natural gas, steel and aluminum in the AZZ Precoat Metals segment. We attempt to minimize these increases by entering into agreements with our zinc suppliers and such agreements generally include fixed premiums, and by entering into agreements with our natural gas suppliers to fix a portion of our purchase cost. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process, supply chain management, and through increases in prices to match inflationary increases where competitively feasible. We have indirect exposure to copper, aluminum, steel and nickel-based alloys in the AZZ Infrastructure Solutions segment through our 40% investment in the AVAIL JV.
As of May 31, 2024, we had non-cancelable forward contracts to purchase approximately $37.9 million of zinc at various volumes and prices. We also had non-cancelable forward contracts to purchase approximately $9.2 million of natural gas at various volumes and prices. All such contracts expire by the first quarter of fiscal 2026. We had no other contracted commitments for any other commodities including steel, aluminum, copper, zinc, nickel-based alloys, natural gas, except for those entered into under the normal course of business.
Off Balance Sheet Arrangements and Contractual Obligations
As of May 31, 2024, we did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes.

There were no significant changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended February 29, 2024.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk disclosures during the three months ended May 31, 2024. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended February 29, 2024.

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
There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A. in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2024.
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
The Company did not purchase any shares of common stock under the 2020 Share Authorization during the three months ended May 31, 2024. As of May 31, 2024, we had $53.2 million remaining under the 2020 Share Authorization that may be used to repurchase outstanding shares of common stock in the future.

Item 5. Other Information.
During the three months ended May 31, 2024, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

1.1
Third Amendment to Credit Agreement, dated as of March 20, 2024, by and among AZZ Inc., the Guarantors, the Lenders, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2024.)

10.1
Underwriting Agreement, dated April 25, 2024, among AZZ Inc., Evercore Group L.L.C., Jeffries LLC and each of the other Underwriters named in Schedule A to the Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2024.)

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

+ Indicates filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc. (Registrant)

Date:	July 10, 2024	By:	/s/ Tiffany Moseley
Tiffany Moseley Chief Accounting Officer and Principal Accounting Officer