Form 10-Q
period 2024-08-31
AZZ INC
filed 2024-10-09
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☐    No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of October 4, 2024, the registrant had outstanding 29,876,952 shares of common stock; $1.00 par value per share.

PART I. FINANCIAL INFORMATION
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	August 31, 2024	February 29, 2024

Assets
Current assets:
Cash and cash equivalents	$2,152	$4,349
Trade accounts receivable, net of allowance for credit losses of $(2,128) and $(2,347) at August 31, 2024 and February 29, 2024, respectively	153,108	142,246
Other receivables	22,804	15,599
Inventories	115,249	117,656
Contract assets	93,983	79,335
Prepaid expenses and other	13,860	7,814
Total current assets	401,156	366,999
Property, plant and equipment, net	569,732	541,652
Right-of-use assets	22,053	23,739
Goodwill	705,724	705,468
Deferred tax assets	5,616	5,606
Intangible assets, net	433,929	445,435
Investment in AVAIL joint venture	97,768	98,169
Other assets	4,352	8,437
Total assets	$2,240,330	$2,195,505
Liabilities, Mezzanine Equity and Shareholders’ Equity
Current liabilities:
Accounts payable	$108,699	$88,001
Income taxes payable	1,919	172
Accrued salaries and wages	24,947	30,823
Other accrued liabilities	74,991	68,651
Lease liability, short-term	6,574	6,659
Total current liabilities	217,130	194,306
Long-term debt, net	912,572	952,742
Lease liability, long-term	16,263	17,827
Deferred tax liabilities	42,261	38,567
Other long-term liabilities	52,348	57,572
Total liabilities	1,240,574	1,261,014
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A Preferred Stock, $1,000 par value; 100,000 shares authorized; 240 shares issued and outstanding February 29, 2024; aggregate liquidation preference $312,520 at February 29, 2024	—	233,722
Shareholders’ equity:
Common stock, $1 par value; 100,000 shares authorized; 29,877 and 25,102 shares issued and outstanding at August 31, 2024 and February 29, 2024, respectively	29,877	25,102
Capital in excess of par value	411,263	103,330
Retained earnings	565,511	576,231
Accumulated other comprehensive loss	(6,895)	(3,894)
Total shareholders’ equity	999,756	700,769
Total liabilities, mezzanine equity and shareholders' equity	$2,240,330	$2,195,505

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and dividend amounts)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Sales	$409,007	$398,542	$822,215	$789,415
Cost of sales	305,493	301,296	616,031	595,150
Gross margin	103,514	97,246	206,184	194,265

Selling, general and administrative	35,868	36,239	68,789	67,762
Operating income	67,646	61,007	137,395	126,503

Interest expense, net	(21,909)	(27,770)	(44,683)	(56,476)
Equity in earnings of unconsolidated subsidiaries	1,478	974	5,302	2,394
Other income, net	417	88	621	50
Income before income taxes	47,632	34,299	98,635	72,471
Income tax expense	12,213	5,967	23,614	15,617
Net income	35,419	28,332	75,021	56,854
Series A Preferred Stock Dividends	—	(3,600)	(1,200)	(7,200)
Redemption premium on Series A Preferred Stock	—	—	(75,198)	—
Net income (loss) available to common shareholders	$35,419	$24,732	$(1,377)	$49,654

Basic earnings (loss) per common share	$1.19	$0.99	$(0.05)	$1.99
Diluted earnings (loss) per common share	$1.18	$0.97	$(0.05)	$1.95

Weighted average shares outstanding - Basic	29,852	25,054	28,294	24,997
Weighted average shares outstanding - Diluted	30,057	29,210	28,294	29,196

Cash dividends declared per common share	$0.17	$0.17	$0.34	$0.34
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023

Net income (loss) available to common shareholders	$35,419	$24,732	$(1,377)	$49,654
Other comprehensive income (loss):
Unrealized translation gain	864	18	439	38
Unrealized translation loss for unconsolidated subsidiary(1)	(531)	(2,885)	(531)	(1,774)
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized gain (loss) on interest rate swap, net of tax(2)	(3,062)	5,254	(842)	1,869
Amounts reclassified from accumulated other comprehensive income to earnings, net of tax(3)	(1,113)	(939)	(2,214)	(1,487)
Unrealized gain on interest rate swap, net of tax for unconsolidated subsidiary(4)	6	278	147	113
Other comprehensive income (loss)	(3,836)	1,726	(3,001)	(1,241)
Comprehensive income (loss)	$31,583	$26,458	$(4,378)	$48,413

(1) Unrealized translation loss for unconsolidated subsidiary is related to our unconsolidated investment in the AVAIL JV and represents our 40% interest in this amount. Net of tax benefit of $(210) for both the three and six months ended August 31, 2024 and $0 for both the three and six months ended
    August 31, 2023.

(2) Net of tax expense (benefit) of ($967) and $1,908 for the three months ended August 31,2024 and 2023, respectively. Net of tax expense (benefit) of
    ($342) and $679 for the six months ended August 31, 2024 and 2023, respectively.

(3) Net of tax benefit of ($351) and ($341) for the three months ended August 31,2024 and 2023, respectively. Net of tax benefit of $(699) and $(540)
     for the six months ended August 31, 2024 and 2023, respectively. See Note 8.

(4) Unrealized gain (loss) on interest rate swap, net of tax for unconsolidated subsidiary is related to our unconsolidated investment in the
    AVAIL JV and represents our 40% interest in this amount. Net of tax expense of $2 and $101 for the three months ended August 31,2024 and 2023, respectively. Net of tax expense of $46 and $41 for the six months ended August 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended August 31,
	2024	2023
Cash flows from operating activities
Net income (loss) available to common shareholders	$(1,377)	$49,654
Plus: Dividends on Series A Preferred Stock	1,200	7,200
Plus: Redemption premium on Series A Preferred Stock	75,198	—
Net income	75,021	56,854
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	1	79
Depreciation and amortization	40,750	38,677
Deferred income taxes	4,881	(2,656)
Equity in earnings of unconsolidated entities	(5,302)	(2,394)
Distribution on investment in AVAIL joint venture	5,155	—
Net gain on sale of property, plant and equipment	(487)	(13)
Amortization of debt financing costs	6,219	6,062
Share-based compensation expense	7,448	4,019
Changes in current assets and current liabilities	(8,493)	21,385
Changes in other long-term assets and long-term liabilities	(5,763)	(3,672)
Net cash provided by operating activities	119,430	118,341
Cash flows from investing activities
Purchase of property, plant and equipment	(59,501)	(42,726)
Proceeds from sale of property, plant and equipment	761	20
Net cash used in investing activities	(58,740)	(42,706)
Cash flows from financing activities
Proceeds from issuance of common stock	310,237	1,464
Redemption of Series A Preferred Stock	(308,920)	—
Tax payments related to net share settlement of equity awards	(4,977)	(791)
Proceeds from Revolving Credit Facility	193,000	142,000
Payments on Revolving Credit Facility	(148,000)	(202,000)
Payments of debt financing costs	(715)	(1,203)
Payments on long term debt and finance lease liabilities	(90,432)	(162)
Payments of dividends	(12,943)	(15,688)
Net cash used in financing activities	(62,750)	(76,380)
Effect of exchange rate changes on cash	(137)	33
Net decrease in cash and cash equivalents	(2,197)	(712)
Cash and cash equivalents at beginning of period	4,349	2,820
Cash and cash equivalents at end of period	$2,152	$2,108

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended August 31, 2024
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at May 31, 2024	29,814	$29,814	$405,309	$535,168	$(3,059)	$967,232
Share-based compensation	—	—	4,903	—	—	4,903
Common stock issued under stock-based plans and related tax expense	20	20	(420)	—	—	(400)
Common stock issued under employee stock purchase plan	43	43	1,526	—	—	1,569
Secondary public offering and issuance of additional common stock	—	—	(55)	—	—	(55)
Cash dividends paid on common stock	—	—	—	(5,076)	—	(5,076)
Net income	—	—	—	35,419	—	35,419
Other comprehensive loss	—	—	—	—	(3,836)	(3,836)
Balance at August 31, 2024	29,877	$29,877	$411,263	$565,511	$(6,895)	$999,756

	Six Months Ended August 31, 2024
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at February 29, 2024	25,102	$25,102	$103,330	$576,231	$(3,894)	$700,769
Share-based compensation	—	—	7,438	—	—	7,438
Common stock issued under stock-based plans and related tax expense	132	132	(5,099)	—	—	(4,967)
Common stock issued under employee stock purchase plan	43	43	1,526	—	—	1,569
Secondary public offering and issuance of additional common stock	4,600	4,600	304,068	—	—	308,668
Dividends on Series A Preferred Stock	—	—	—	(1,200)	—	(1,200)
Cash dividends paid on common stock	—	—	—	(9,343)	—	(9,343)
Redemption premium on Series A Preferred Stock	—	—	—	(75,198)	—	(75,198)
Net income	—	—	—	75,021	—	75,021
Other comprehensive loss	—	—	—	—	(3,001)	(3,001)
Balance at August 31, 2024	29,877	$29,877	$411,263	$565,511	$(6,895)	$999,756

	Three Months Ended August 31, 2023
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance at May 31, 2023	25,013	$25,013	$93,449	$526,729	$(7,540)	$637,651
Share-based compensation	—	—	2,115	—	—	2,115
Common stock issued under stock-based plans and related tax expense	22	22	898	—	—	920
Common stock issued under employee stock purchase plan	42	42	1,422	—	—	1,464
Dividends on Series A Preferred Stock	—	—	—	(3,600)	—	(3,600)
Cash dividends paid on common stock	—	—	—	(4,253)	—	(4,253)
Net income	—	—	—	28,332	—	28,332
Other comprehensive loss	—	—	—	—	1,726	1,726
Balance at August 31, 2023	25,077	$25,077	$97,884	$547,208	$(5,814)	$664,355

	Six Months Ended August 31, 2023
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at February 28, 2023	24,912	$24,912	$93,357	$506,042	$(4,573)	$619,738
Share-based compensation	—	—	4,019	—	—	4,019
Common stock issued under stock-based plans and related tax expense	123	123	(914)	—	—	(791)
Common stock issued under employee stock purchase plan	42	42	1,422	—	—	1,464
Dividends on Series A Preferred Stock	—	—	—	(7,200)	—	(7,200)
Cash dividends paid on common stock	—	—	—	(8,488)	—	(8,488)
Net income	—	—	—	56,854	—	56,854
Other comprehensive loss	—	—	—	—	(1,241)	(1,241)
Balance at August 31, 2023	25,077	$25,077	$97,884	$547,208	$(5,814)	$664,355
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
Presentation
The accompanying condensed consolidated balance sheet as of February 29, 2024 was derived from audited financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 29, 2024, included in our Annual Report on Form 10-K covering such period which was filed with the Securities and Exchange Commission ("SEC") on April 22, 2024.  Certain previously reported amounts have been reclassified to conform to current period presentation.
Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ending February 28, 2025 is referred to as fiscal 2025.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of August 31, 2024, the results of its operations and cash flows for the three and six months ended August 31, 2024 and 2023. The interim results reported herein are not necessarily indicative of results for a full year.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. We expect to adopt ASU 2023-09 for the annual period ending February 28, 2025 and the adoption will not affect our financial position or our results of operations, but will result in additional disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We do not expect the adoption of ASU 2023-07 to affect our financial position or our results of operations, but will result in additional disclosures for our annual reporting period ending February 28, 2025 and interim reporting periods in fiscal 2026.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Inventories

The following table summarizes the components of inventory (in thousands):

	As of
	August 31, 2024	February 29, 2024
Raw material	$111,728	$111,674
Work in process	552	898
Finished goods	2,969	5,084
Total inventories	$115,249	$117,656

Our inventory reserves were $3.5 million and $4.5 million as of August 31, 2024 and February 29, 2024, respectively. Inventory cost is determined principally using the first-in-first-out (FIFO) method for the AZZ Metal Coatings segment and the specific identification method for the Precoat Metals segment.

3. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.
On April 30, 2024, we completed a secondary public offering in which we issued 4.6 million common shares. The weighted average number of shares for the period outstanding for the six months ended August 31, 2024 are included in weighted average shares outstanding for basic earnings per share. See Note 14. As of August 31, 2024, there were 29.9 million common shares outstanding, which includes the shares from the secondary public offering.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Numerator:
Net income	$35,419	$28,332	$75,021	$56,854
Series A Preferred Stock Dividends	—	(3,600)	(1,200)	(7,200)
Redemption premium on Series A Preferred Stock	—	—	(75,198)	—
Numerator for basic earnings per share	$35,419	$24,732	$(1,377)	$49,654
Series A Preferred Stock Dividends	—	3,600	—	7,200
Numerator for diluted earnings per share	$35,419	$28,332	$(1,377)	$56,854

Denominator:
Weighted average shares outstanding for basic earnings per share	29,852	25,054	28,294	24,997
Effect of dilutive securities:
Employee and director stock awards	205	39	—	82
Series A Preferred Stock	—	4,117	—	4,117
Denominator for diluted earnings per share	30,057	29,210	28,294	29,196

Basic earnings (loss) per common share	$1.19	$0.99	$(0.05)	$1.99
Diluted earnings (loss) per common share	$1.18	$0.97	$(0.05)	$1.95

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended August 31, 2024 and 2023, there were 76,068 and 126,882 shares, respectively, related to employee equity awards that were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive. For the six months ended August 31, 2024 and 2023, 70,455 and 125,793 shares, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the six months ended August 31, 2024, all shares related to the Series A Preferred Stock (1.6 million weighted average shares) were excluded from the computation of diluted earnings per share, as their effect would be anti-dilutive. These shares could be dilutive in future periods.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Disaggregated Sales
The following table presents disaggregated sales by customer industry (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Sales:
Construction	$233,196	$216,807	$461,691	$422,337
Industrial	36,691	42,245	76,767	82,889
Transportation	36,550	35,869	74,913	72,626
Consumer	31,408	34,673	65,169	70,258
Utilities	30,731	25,905	59,346	51,312
Other (1)	40,431	43,043	84,329	89,993
Total Sales	$409,007	$398,542	$822,215	$789,415

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
The increases or decreases in contract assets and contract liabilities during the six months ended August 31, 2024 were primarily due to normal timing differences between AZZ's performance and customer payments. As of August 31, 2024 and February 29, 2024, the balance for contract assets was $94.0 million and $79.3 million, respectively, primarily related to the AZZ Precoat Metals segment. The increase was primarily due to the timing differences noted above, as well as the increase in the volume of coil coated for the six months ended August 31, 2024. Contract liabilities of $0.7 million and $1.0 million as of August 31, 2024 and February 29, 2024, respectively, are included in "Other accrued liabilities" in the consolidated balance sheets.
As of August 31, 2023 and February 28, 2023, the balance for contract assets was $76.8 million and $79.3 million, respectively, primarily related to the AZZ Precoat Metals segment. Contract liabilities were $1.1 million and $1.3 million as of August 31, 2023 and February 28, 2023, respectively.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Supplemental Cash Flow Information

To arrive at net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Six Months Ended August 31,
	2024	2023
Decrease (increase) in current assets:
Accounts receivable, net	$(10,813)	$(13,711)
Other receivables	(7,186)	13,101
Inventories	2,454	7,460
Contract assets	(14,648)	57
Prepaid expenses and other	(6,041)	(2,544)
Increase (decrease) in current liabilities:
Accounts payable	23,269	15,037
Income taxes payable	1,747	(226)
Accrued expenses	2,725	2,211
Changes in current assets and current liabilities	$(8,493)	$21,385

Cash flows related to interest and income taxes were as follows (in thousands):

	Six Months Ended August 31,
	2024	2023
Cash paid for interest	$41,227	$51,539
Cash paid for income taxes	13,703	12,930

Supplemental disclosures of non-cash investing and financing activities were as follows (in thousands):

	Six Months Ended August 31,
	2024	2023
Accrued dividends on Series A Preferred Stock	$—	$2,400
Accruals for capital expenditures	5,379	5,579

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
A summary of each of our operating segments is as follows:
AZZ Metal Coatings — provides hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication industry and other industries through facilities located throughout North America. Hot-dip galvanizing is a metallurgical manufacturing process in which molten zinc reacts with steel, which provides corrosion protection and extends the lifecycle of fabricated steel for several decades.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AZZ Precoat Metals — provides coil coating application of protective and decorative coatings and related value-added downstream processing for steel and aluminum coils. Primarily serving the construction, appliance, heating, ventilation, and air conditioning (HVAC), container, transportation, and other end markets, the coil coating process emphasizes sustainability and enhanced product lifecycles. It involves cleaning, treating, painting, and curing metal coils as a flat material before they are cut, formed, and fabricated into finished products. This highly efficient method optimizes waste through tight film control and improves final product performance by painting and curing the substrates under conditions unmatched by other application processes.

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
The following tables contain operating segment data for the three and six months ended August 31, 2024 and 2023 by segment, for the Company's corporate operations and on a consolidated basis (in thousands):

	Three Months Ended August 31, 2024
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$171,500	$237,507	$—	$—	$409,007
Cost of sales	118,193	187,300	—	—	305,493
Gross margin	53,307	50,207	—	—	103,514

Selling, general and administrative	5,619	7,677	9	22,563	35,868
Operating income (loss)	47,688	42,530	(9)	(22,563)	67,646

Interest expense	—	—	—	(21,909)	(21,909)
Equity in earnings of unconsolidated subsidiaries	—	—	1,478	—	1,478
Other (expense) income	(7)	—	—	424	417
Income (loss) before income tax	$47,681	$42,530	$1,469	(44,048)	47,632
Income tax expense				12,213	12,213
Net income (loss)				$(56,261)	$35,419

See notes below tables.

	Six Months Ended August 31, 2024
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$348,152	$474,063	$—	$—	$822,215
Cost of sales	240,929	375,102	—	—	616,031
Gross margin	107,223	98,961	—	—	206,184

Selling, general and administrative	11,602	16,338	38	40,811	68,789
Operating income (loss)	95,621	82,623	(38)	(40,811)	137,395

Interest expense	—	—	—	(44,683)	(44,683)
Equity in earnings of unconsolidated subsidiaries	—	—	5,302	—	5,302
Other income	49	—	—	572	621
Income (loss) before income tax	$95,670	$82,623	$5,264	(84,922)	98,635
Income tax expense				23,614	23,614
Net income (loss)				$(108,536)	$75,021

See notes below tables.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended August 31, 2023
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$169,837	$228,705	$—	$—	$398,542
Cost of sales	119,471	181,825	—	—	301,296
Gross margin	50,366	46,880	—	—	97,246

Selling, general and administrative	5,285	7,874	5,932	17,148	36,239
Operating income (loss)	45,081	39,006	(5,932)	(17,148)	61,007

Interest expense	—	—	—	(27,770)	(27,770)
Equity in earnings of unconsolidated subsidiaries	—	—	974	—	974
Other income	13	—	—	75	88
Income (loss) before income tax	$45,094	$39,006	$(4,958)	(44,843)	34,299
Income tax expense				5,967	5,967
Net income (loss)				$(50,810)	$28,332

See notes below tables.

	Six Months Ended August 31, 2023
	Metal Coatings	Precoat Metals(4)	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$338,631	$450,784	$—	$—	$789,415
Cost of sales	237,328	357,822	—	—	595,150
Gross margin	101,303	92,962	—	—	194,265

Selling, general and administrative	10,751	16,266	5,954	34,791	67,762
Operating income (loss)	90,552	76,696	(5,954)	(34,791)	126,503

Interest expense	—	—	—	(56,476)	(56,476)
Equity in earnings of unconsolidated subsidiaries	—	—	2,394	—	2,394
Other income (expense)	(11)	—	—	61	50
Income (loss) before income tax	$90,541	$76,696	$(3,560)	(91,206)	72,471
Income tax expense				15,617	15,617
Net income (loss)				$(106,823)	$56,854

(1) Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business.
(2) Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Asset balances by operating segment for each period were as follows (in thousands):

	As of
	August 31, 2024	February 29, 2024
Assets:
Metal Coatings	$550,394	$553,505
Precoat Metals	1,557,895	1,500,122
Infrastructure Solutions - Investment in Joint Venture	97,768	98,169
Corporate	34,273	43,709
Total assets	$2,240,330	$2,195,505

Financial Information About Geographical Areas
Financial information about geographical areas for the periods presented was as follows (in thousands). The geographic area is based on the location of the operating facility and no customer accounted for 10 percent or more of consolidated sales.

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Sales:
United States	$398,658	$388,538	$801,709	$769,860
Canada	10,349	10,004	20,506	19,555
Total	$409,007	$398,542	$822,215	$789,415

	As of
	August 31, 2024	February 29, 2024
Property, plant and equipment, net:
United States	$550,761	$522,693
Canada	18,971	18,959
Total	$569,732	$541,652

7. Investments in Unconsolidated Entity
AVAIL JV
We account for our 40% interest in the AVAIL JV under the equity method of accounting and include our equity in earnings as part of the AZZ Infrastructure Solutions segment. We record our equity in earnings in the AVAIL JV on a one-month lag, and we recorded $5.3 million in equity in earnings for the six months ended August 31, 2024. As of August 31, 2024, our investment in the AVAIL JV was $97.8 million, which includes an excess of $10.2 million over the underlying value of the net assets of the AVAIL JV. The excess is accounted for as equity method goodwill.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized Balance Sheet
As of
August 31, 2024(1)
Current assets	$281,937
Long-term assets	177,926
Total assets	$459,863

Current liabilities	139,333
Long-term liabilities	124,359
Total liabilities	$263,692
Total partners' capital	196,171
Total liabilities and partners' capital	$459,863

Summarized Operating Data
	Three Months Ended	Six Months Ended
	August 31, 2024(1)	August 31, 2024(1)
Sales	$119,584	$249,300
Gross profit	27,569	59,086
Net income	2,780	10,955

(1) We report our equity in earnings on a one-month lag basis; therefore, amounts in the summarized financials above are as of and for the three and six months ended July 31, 2024. Amounts in the table above exclude certain adjustments made by us to record equity in earnings of the AVAIL JV under U.S GAAP for public companies, primarily to reverse the amortization of goodwill.

8. Derivative Instruments
Interest Rate Swap Derivative
As a policy, we do not hold, issue or trade derivative instruments for speculative purposes. We periodically enter into forward sale contracts to purchase a specified volume of zinc and natural gas at fixed prices. These contracts are not accounted for as derivatives because they meet the criteria for the normal purchases and normal sales scope exception in Accounting Standards Codification ("ASC") 815, Derivatives and Hedging.
We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap agreements to convert a portion of our variable-rate debt to a fixed rate. On September 27, 2022, we entered into a fixed-rate interest rate swap agreement, which was subsequently amended on October 7, 2022 (the "2022 Swap"), with banks that are parties to the 2022 Credit Agreement, to change the SOFR-based component of the interest rate. The 2022 Swap converts the SOFR portion to 4.277%. On March 20, 2024, we repriced our Term Loan B to SOFR plus 3.25%, resulting in a total fixed rate of 7.527%. See Note 17 for information related to the repricing of the Company's Term Loan B on September 24, 2024. The 2022 Swap had an initial notional amount of $550.0 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases by a pro-rata portion of any quarterly principal payments made on the Term Loan B, and the current notional amount is $539.0 million as of August 31, 2024. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates, for a portion of our variable-rate debt. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the 2022 Swap exactly offset changes in cash flows of the variable-rate debt. We designated the 2022 Swap as a cash flow hedge at inception. Cash payments or receipts to settle the 2022 Swap are recognized in interest expense.
At August 31, 2024, changes in fair value attributable to the effective portion of the 2022 Swap were included on the condensed consolidated balance sheets in accumulated other comprehensive income. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on our condensed consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value, to the extent effective, recognized in accumulated other comprehensive income

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

until reclassified into earnings when the interest expense on the underlying debt is reflected in earnings. The portion of a cash flow hedge that does not offset the change in the fair value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. During the six months ended August 31, 2024, we reclassified $2.9 million before income tax, or $2.2 million net of tax, from other comprehensive income to earnings.
9. Debt
Our long-term debt instruments and balances outstanding for each of the periods presented (in thousands):

	As of
	August 31, 2024	February 29, 2024
Revolving Credit Facility	$75,000	$30,000
Term Loan B	890,250	980,250
Total debt, gross	965,250	1,010,250
Unamortized debt issuance costs	(52,678)	(57,508)
Long-term debt, net	$912,572	$952,742
2022 Credit Agreement and Term Loan B

We have a credit agreement with a syndicate of financial institutions that was entered into on May 13, 2022, and was subsequently amended on August 17, 2023, December 20, 2023 and March 20, 2024 (collectively referred to herein as the "2022 Credit Agreement"). See Note 17 for information related to the repricing of the Company's Term Loan B on September 24, 2024.
The 2022 Credit Agreement includes the following significant terms:
i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company; as of August 31, 2024, the outstanding balance of the Term Loan B was $890.3 million;
ii.provides for a maximum senior secured Revolving Credit Facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), which matures on May 13, 2027;
iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;
iv.borrowings under the Term Loan B bear a tiered interest rate of Secured Overnight Financing Rate ("SOFR") plus 3.25% (following the repricing on March 20, 2024 as described below) and the Revolving Credit Facility bears a leverage-based rate with various tiers between 2.75% and 3.50%; as of August 31, 2024, the interest rate was SOFR plus 2.75%;
v.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions; and,
vi.includes a maximum quarterly leverage ratio financial covenant, with reporting requirements to our banking group at each quarter-end.

On March 20, 2024, we entered the term loan market and repriced our existing Term Loan B. The repricing reduced the Term Loan B spread from a rate of SOFR plus 3.75% to SOFR plus 3.25%.
On September 24, 2024, we completed our third repricing of the Term Loan B, for which $890.3 million was outstanding as of August 31, 2024. The repricing reduced the margin from SOFR plus 3.25% to SOFR plus 2.50%, for a total reduction of 75 basis points.
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

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average interest rate for our outstanding debt, including the Revolving Credit Facility and the Term Loan B, was 8.03% and 8.56% for the six months ended August 31, 2024 and 2023, respectively.
Debt Compliance, Outstanding Borrowings and Letters of Credit
Our 2022 Credit Agreement requires us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 4.5. As of August 31, 2024, we were in compliance with all covenants and other requirements set forth in the 2022 Credit Agreement.
As of August 31, 2024, we had $965.3 million of debt outstanding on the Revolving Credit Facility and the Term Loan B, with varying maturities through fiscal 2029. We had approximately $310.7 million of additional credit available as of August 31, 2024.
As of August 31, 2024, we had total outstanding letters of credit in the amount of $14.3 million. These letters of credit are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.
Other Disclosures
Interest expense is comprised as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Gross Interest expense	$23,621	$28,298	$47,827	$57,260
Less: Capitalized interest	(1,712)	(528)	(3,144)	(784)
Interest expense, net	$21,909	$27,770	$44,683	$56,476
Capitalized interest for the three and six months ended August 31, 2024 and 2023 relates to interest cost on the construction of the greenfield aluminum coil coating facility in Washington, Missouri. The increase for the six months ended August 31, 2024 compared to the prior year period was due to the higher average construction work in process.

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
Interest Rate Swap Agreement
Our derivative instrument consists of the 2022 Swap, which is considered a Level 2 of the fair value hierarchy and included in "Other long-term liabilities" in the condensed consolidated balance sheets as of August 31, 2024 and in "Other assets" as of February 29, 2024. The valuation of the 2022 Swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including swap rates, spread and/or index levels and interest rate curves. See Note 8 for more information about the 2022 Swap.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our financial instruments that are measured at fair value on a recurring basis as of August 31, 2024 and February 29, 2024 are as follows (dollars in thousands):

		Fair Value Measurements Using				Fair Value Measurements Using
	Carrying Value			Assets measured	Carrying Value			Assets measured
	August 31, 2024	Level 1	Level 2	at Net Asset Value	February 29, 2024	Level 1	Level 2	at Net Asset Value
Assets:
Interest Rate Swap Agreement(1)	$—	$—	$—	$—	$3,410	$—	$3,410	$—
Total Assets	$—				$3,410
Liabilities:
Interest Rate Swap Agreement(1)	687	—	687	—	—	—	—	—
Net Pension Obligation	26,007	—	—	26,007	31,148	—	—	31,148
Total Liabilities	$26,694				$31,148

(1) The fair value of the Company's interest rate swap agreement was an asset at February 29, 2024 and a liability at August 31, 2024.
(2) The Plan was underfunded with a pension obligation of $26.0 million as of August 31, 2024, which is included in 'Other long-term liabilities' on the consolidated balance sheets.
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
The principal amount of our outstanding debt was $965.3 million and $1,010.3 million at August 31, 2024 and February 29, 2024, respectively. The estimated fair value of our outstanding debt was $972.5 million and $1,010.3 million at August 31, 2024 and February 29, 2024, excluding unamortized debt issuance costs. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads.

11. Leases
We are a lessee under various leases for facilities and equipment. As of August 31, 2024, we were the lessee for 148 operating leases and 55 finance leases with terms of 12 months or more. These leases are reflected on our balance sheet in "Right-of-use assets," "Lease liability - short-term" and "Lease liability - long-term."

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our leases are primarily for (i) operating facilities, (ii) vehicles and equipment used in operations, (iii) facilities used for back-office functions, (iv) equipment used for back-office functions, and (v) temporary storage. The majority of our vehicle and equipment leases have both a fixed and variable component.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. We have a significant number of short-term leases, including month-to-month agreements. Our short-term lease agreements include expenses incurred hourly, daily, monthly and for other durations of time of one year or less. Our future lease commitments as of August 31, 2024 do not reflect all of our short-term lease commitments.
The following table outlines the classification of right-of-use ("ROU") asset and lease liabilities in the consolidated balance sheets as of August 31, 2024 and February 29, 2024 (in thousands):

	Balance Sheet Classification	As of
		August 31, 2024	February 29, 2024
Assets
Operating right-of-use assets	Right-of-use assets	$17,194	$19,808
Finance right-of-use assets	Right-of-use assets	4,859	3,931
Liabilities
Operating lease liabilities ― short-term	Lease liability - short-term	$5,579	$5,893
Operating lease liabilities ― long-term	Lease liability - long-term	12,284	14,606
Finance lease liabilities ― short-term	Lease liability - short-term	995	766
Finance lease liabilities ― long-term	Lease liability - long-term	3,979	3,221
Supplemental information related to AZZ's leases was as follows (in thousands, except years and percentages):

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Operating cash flows from operating leases included in lease liabilities	$1,794	$1,834	$3,561	$3,654
Lease liabilities obtained from new ROU assets - operating	410	373	628	1,895
Decrease in ROU assets related to lease terminations	—	(1,294)	—	(1,302)
Financing cash flows from finance leases included in lease liabilities	236	92	432	162
Operating cash flows from finance leases included in lease liabilities	83	21	151	37
Lease liabilities obtained from new ROU assets - finance leases	1,009	599	1,419	599

	As of
	August 31, 2024	February 29, 2024
Weighted-average remaining lease term - operating leases	3.8 years	4.12 years
Weighted-average discount rate - operating leases	4.62%	4.49%
Weighted-average remaining lease term - finance leases	4.84 years	5.21 years
Weighted-average discount rate - finance leases	7.08%	6.70%

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines the classification of lease expense related to operating and finance leases in the statements of operations (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Operating lease expense:
Cost of sales	$3,026	$3,035	$6,029	$6,060
Selling, general and administrative	488	506	977	1,005
Total operating lease expense	3,514	3,541	$7,006	$7,065
Financing lease expense:
Cost of sales	269	101	492	177
Interest expense	83	21	151	37
Total financing lease expense	352	122	643	214
Total lease expense	$3,866	$3,663	$7,649	$7,279

As of August 31, 2024, maturities of our lease liabilities were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2025	$3,259	$665	$3,924
2026	5,912	1,263	7,175
2027	4,598	1,224	5,822
2028	2,542	1,137	3,679
2029	1,918	920	2,838
2030	462	499	961
Thereafter	796	170	966
Total lease payments	$19,487	$5,878	$25,365
Less imputed interest	(1,624)	(904)	(2,528)
Total	$17,863	$4,974	$22,837
We sublease multiple buildings in Columbia, South Carolina to multiple subtenants. The Columbia sublease agreements are by and between AZZ Precoat Metals and multiple subtenants. Sublease income is recognized over the term of the sublease on a straight-line basis and is reported in the consolidated statement of operations as a reduction to "Cost of sales." Sublease income for the three and six months ended August 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Sublease income	$254	$248	$509	$488

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes
The provision for income taxes reflects an effective tax rate of 25.6% for the three months ended August 31, 2024, compared to 17.4% for the three months ended August 31, 2023. The increase in the effective tax rate is primarily attributable to favorable adjustments in the prior year related to uncertain tax positions.
The provision for income taxes reflects an effective tax rate of 23.9% for the six months ended August 31, 2024, compared to 21.5% for the prior year comparable period. The increase in the effective tax rate is primarily attributable to favorable adjustments in the prior year related to uncertain tax positions, partially offset by higher discrete items driven by tax deductions for stock compensation in fiscal year 2025.

13. Mezzanine Equity
Series A Convertible Preferred Stock
On May 9, 2024, we fully redeemed our 240,000 shares of 6.0% Series A Convertible Preferred Stock ("Series A Preferred Stock") for $308.9 million. The payment was calculated as the face value of the Series A Preferred Stock of $240.0 million, multiplied by the Return Factor (as defined below) of 1.4, less dividends paid to date of $27.1 million. The redemption premium of $75.2 million, which was calculated as the difference between the redemption amount and the book value of $233.7 million, was recorded as a deemed dividend, and reduces net income available to common shareholders. The Series A Preferred Stock was redeemed using proceeds from the April 2024 Secondary Public Offering. See Note 14.
On August 5, 2022, we exchanged our $240.0 million 6.00% convertible subordinated notes which were due June 30, 2030, for 240,000 shares of 6.0% Series A Preferred Stock, following the receipt of shareholder approval for the issuance of Series A Preferred Stock. The Series A Preferred Stock had a $1.00 par value per share, and ranked senior to the common stock of the Company, including with respect to both income and capital, but junior to our indebtedness. The Series A Preferred Stock is classified as "Mezzanine equity" in the consolidated balance sheets and, as noted above, was fully redeemed on May 9, 2024.
Liquidation Preference

If we undergo a change of control, bankruptcy, insolvency, liquidation or de-listing of AZZ’s common stock (a “Fundamental Change Event”), holders of Series A Preferred Stock may have elected to (i) receive the as-converted value of AZZ’s common stock at the then-current Conversion Price, (ii) require us to redeem the Series A Preferred Stock in cash for the Redemption Amount (as defined below) or (iii) retain their shares of Series A Preferred Stock if the Fundamental Change Event is a non-cash change of control.

The Series A Preferred Stock had a liquidation preference, as defined by U.S. GAAP, equal to the Redemption Amount. Under U.S. GAAP, the liquidation preference is defined as the amount that would be required to be paid to the shareholders upon liquidation or dissolution of the Company. As of February 29, 2024, the holders of the shares of Series A Preferred Stock were entitled to a liquidation preference of approximately $312.5 million in the event of any liquidation, dissolution or winding up of the Company as of such year end.
The Certificate of Designation for the Series A Preferred Stock defines "liquidation preference" as $1,000 per share plus any unpaid dividends, which we refer to herein as the "Series A Base Amount."
Dividends
The Series A Preferred Stock accumulated a 6.0% dividend per annum, or $15.00 per share per quarter. Dividends were payable in cash or in kind, by accreting and increasing the Series A Base Amount (“PIK Dividends”). Dividends were payable on the sum of (i) the aggregate liquidation preference amount of $240.0 million plus (ii) any PIK Dividends. Dividends were accrued daily and paid quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year. Following the calendar quarter ending June 30, 2027, we may not elect PIK Dividends and dividends on the Series A Preferred Stock must be paid in cash. All dividends have been paid in cash through August 31, 2024. The dividend will increase annually by one percentage point, beginning with the dividend payable for the calendar quarter ending September 30, 2028. Dividends declared and paid for the six months ended August 31, 2024 and August 31, 2023 were $3.6 million and $7.2 million, respectively.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Conversion Features
Subject to a minimum conversion threshold of 1,000 shares of Series A Preferred Stock per conversion and customary anti-dilution and dividend adjustments, the Series A Preferred Stock was convertible by the holder at any time into shares of AZZ's common stock for $58.30 per common share (the “Conversion Price”). In addition, after May 13, 2024, we were entitled to provide holders of Series A Preferred Stock with notice of a mandatory conversion of a portion of the Series A Preferred Stock (which may not have exceeded 25% of the amount of Series A Preferred Stock issued in any single quarter) at the Conversion Price if the closing price of our common stock exceeded 185% of the Conversion Price for 20 consecutive trading days prior to the date of such notice and so long as the shelf registration statement filed November 4, 2022 to cover resales of the converted common stock remained effective and available for use.
Participation Rights
Holders of Series A Preferred Stock participated equally and ratably with the holders of AZZ's common stock in any dividends paid on AZZ’s common stock in excess of our current $0.17 quarterly dividend when, as and if declared by the Board as if such shares of Series A Preferred Stock had been converted to shares of common stock immediately prior to the record date for the payment of such dividend.
Redemption Features
AZZ had the right to redeem the Series A Preferred Stock at a price equal to the greater of (i) the Series A Base Amount plus accrued but unpaid dividends; (ii) the initial Series A Base Amount (excluding any prior PIK dividends) multiplied by the Return Factor less all dividends paid through the redemption date; or (iii) the amount the holder of such share of convertible preferred stock would have received had such holder, immediately prior to such redemption date, converted such shares of convertible preferred stock into common shares (such greater amount, the “Redemption Amount”).
The redemption price under option (ii) contains a "Return Factor," which was equal to 1.4 until May 13, 2024 and, (a) in each of the three years thereafter, would have increased by 0.15, (b) would have increased by an additional 0.15 after May 13, 2024 (the second anniversary of the issuance date of the Series A Preferred Stock) if (i) our ratio of net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined in the 2022 Credit Agreement) on the second anniversary of the issuance date of the Series A Preferred Stock was greater than 3.5-to-1 and (ii) prior to May 13, 2024,we had not consummated dispositions of assets that, in the aggregate, resulted in proceeds in excess of $200.0 million and (c) would have increased by an additional 0.20 on May 13, 2028, (the sixth anniversary of the issuance date of the Series A Preferred Stock) and each anniversary thereafter.
The redemption price under option (iii) was subject to provisions of the Certificate of Designation that limited our right to redeem to the period following the two year anniversary of the initial issuance, limited the quarterly conversion to up to 25% of the number of shares of convertible preferred stock outstanding, and required our market price per share of common stock to exceed 185% of the conversion price.
As of February 29, 2024, the Redemption Amount for the Series A Preferred stock was $312.5 million.
Voting Rights
Holders of Series A Preferred Stock were entitled to a number of votes on all matters presented to holders of voting capital stock of AZZ equal to the number of shares of the AZZ’s common stock then issuable upon conversion of such holders’ Series A Preferred Stock. The vote or consent of the holders of at least a majority of the outstanding shares of Series A Preferred Stock would have been required for certain actions, including:
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

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The holders of Series A Preferred Stock also had customary information and preemptive rights, and the Series A Preferred Stock was subject to customary anti-dilution provisions. The Series A Preferred Stock, and all shares of common stock issuable upon conversion of the Series A Preferred Stock, had customary demand and piggyback registration rights pursuant to the registration rights agreement, which was entered into on May 13, 2022 with BTO Pegasus Holdings DE L.P., a Delaware limited partnership (together with its assignees, “Blackstone”). Holders of Series A Preferred Stock were prohibited from transferring shares of Series A Preferred Stock to any competitor of AZZ or activist investors, subject to certain exceptions.

14. Equity
April 2024 Secondary Public Offering
On April 30, 2024, we completed a secondary public offering in which we sold 4.6 million shares of our common stock at $70.00 per share (the "April 2024 Secondary Public Offering"). We received gross proceeds of $322.0 million, and paid offering expenses of $13.3 million, for net proceeds of $308.7 million. The proceeds from the April 2024 Offering were used to redeem the Series A Preferred Stock. See Note 13.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) ("AOCI"), after tax, for the three and six months ended August 31, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended August 31, 2024
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(8,053)	$1,418	$(184)	$3,652	$108	$(3,059)
Other comprehensive income before reclassification	864	(531)	—	(3,062)	6	(2,723)
Amounts reclassified from AOCI	—	—	—	(1,113)	—	(1,113)
Net change in AOCI	864	(531)	—	(4,175)	6	(3,836)
Balance as of end of period	$(7,189)	$887	$(184)	$(523)	$114	$(6,895)

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended August 31, 2024
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(7,628)	$1,418	$(184)	$2,533	$(33)	$(3,894)
Other comprehensive income before reclassification	439	(531)	—	(842)	147	(787)
Amounts reclassified from AOCI	—	—	—	(2,214)	—	(2,214)
Net change in AOCI	439	(531)	—	(3,056)	147	(3,001)
Balance as of end of period	$(7,189)	$887	$(184)	$(523)	$114	$(6,895)

	Three Months Ended August 31, 2023
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(7,552)	$1,112	$119	$(1,054)	$(165)	$(7,540)
Other comprehensive income before reclassification	18	(2,885)	—	5,254	278	2,665
Amounts reclassified from AOCI	—	—	—	(939)	—	(939)
Net change in AOCI	18	(2,885)	—	4,315	278	1,726
Balance as of end of period	$(7,534)	$(1,773)	$119	$3,261	$113	$(5,814)

	Six Months Ended August 31, 2023
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(7,571)	$—	$119	$2,879	$—	$(4,573)
Other comprehensive income before reclassification	37	(1,773)	—	1,870	113	247
Amounts reclassified from AOCI	—	—	—	(1,488)	—	(1,488)
Net change in AOCI	37	(1,773)	—	382	113	(1,241)
Balance as of end of period	$(7,534)	$(1,773)	$119	$3,261	$113	$(5,814)

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Defined Benefit Pension Plan

Pension and Employee Benefit Obligations
In our Precoat Metals segment, certain current or past employees participate in a defined benefit pension plan (the "Plan"). Prior to the Precoat Acquisition, benefit accruals were frozen for all participants. After the freeze, participants no longer accrued benefits under the Plan, and new hires of AZZ Precoat Metals are not eligible to participate in the Plan. As of August 31, 2024, the Plan was underfunded, and we have a pension obligation of $26.0 million, which is included in "Other long-term liabilities" in the consolidated balance sheets and represents the underfunded portion of the Plan.
The components of net benefit cost other than the employer service cost are included in "Selling, general and administrative" expense. The following table outlines the net benefit cost and its components (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Expected return on plan assets	$1,711	$1,759	$3,414	$3,517
Interest cost	(1,491)	(1,488)	(2,975)	(2,975)
Net benefit cost	$220	$271	$439	$542
We paid employer contributions of $5.6 million into the Plan during the six months ended August 31, 2024. We expect to pay $2.2 million of contributions into the Plan during the remainder of fiscal 2025.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies
Legal
The Company and its subsidiaries are named defendants and plaintiffs in various routine lawsuits incidental to our business. These proceedings include labor and employment claims, various commercial disputes, worker’s compensation and environmental matters, all arising in the normal course of business. As discovery progresses on all outstanding legal matters, the Company continues to evaluate opportunities to either mediate the case or settle the disputes for nuisance value or the cost of defense as a way to resolve the disputes prior to trial. As the pending cases progress through additional discovery and potential mediation, our assessment of the likelihood of an unfavorable outcome on the pending lawsuits may change. Although the outcome of these lawsuits or other proceedings cannot be predicted with any certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other matters cannot be predicted at this time, management, after consultation with legal counsel believes it has strong defenses to all of its legal matters and does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or cash flows.
In 2017, Southeast Texas Industries, Inc. (“STI”) filed a breach of contract lawsuit against the Company in the 1st District Court of Jasper County, Texas (the “Court”). In 2020, we filed a counter suit against STI for amounts due to AZZ for work performed. The parties unsuccessfully mediated the case in November 2021. On October 16, 2023, the case went to trial, and on October 27, 2023, the jury rendered a verdict in favor of STI and against AZZ Beaumont in the amount of $5.5 million in damages for breach of contract and breach of express warranty. A final judgment amount was entered by the Court on February 14, 2024, and we are still waiting on the trial transcript from the court reporter which is not expected to be made available to the parties until December 31, 2024. We believe we have strong grounds for an appeal, and will pursue all available appellate options. The appeal process is expected to take two years. As of August 31, 2024, we have recorded a legal accrual of $5.5 million, which is included in "Other accrued liabilities" on our consolidated balance sheets, reflecting our best estimate of the probable loss. Our estimate of the probable loss may change throughout the appellate process. We have purchased a supersedeas bond to cover the final judgment amount throughout the duration of the appellate process.
A litigation matter between AZZ, as Plaintiff, and a previous customer of an affiliate of the AIS business, which was retained following the disposition of the AIS business, is scheduled to go to trial in fiscal 2026. As of August 31, 2024, we have a receivable due from the Defendant, net of allowance, of $5.2 million, which is included in "Trade accounts receivable, net of allowance for credit losses" in the consolidated balance sheets. This receivable balance represents our best estimate of the amount we expect to collect, which may change following completion of the trial.
Prior to AZZ's acquisition of Precoat Metals on May 13, 2022, Precoat Metals sold its Armorel Arkansas facility to Nucor Coatings Corporation ("Nucor") via a purchase agreement dated October 27, 2020 ("2020 Agreement"). Nucor subsequently filed a lawsuit against Precoat Metals for indemnification for breach of environmental representations and warranties made in the 2020 Agreement. In the lawsuit, Nucor asserted that it has sustained certain damages resulting from Precoat Metal’s breach of its indemnification obligations that were set forth in the 2020 Agreement. The parties attended a mediation on March 18, 2024, and although the Company believed Nucor’s case was deficient and it had very strong defenses to the allegations asserted by Nucor, management determined that it was still in the best interest of the Company to settle all matters for the estimated cost of defense in an effort to retain and fortify its current commercial relationships with Nucor, who is both a customer and supplier to the Company. The parties mutually agreed to resolve all disputed matters for $5.25 million. The $5.25 million settlement amount was included in "Other accrued liabilities" in the consolidated balance sheet as of August 31, 2024 and February 29, 2024. The settlement amount was paid by the Company to Nucor on September 9, 2024.

On July 29, 2024, Gainesville Associates, LLC (“Gainesville Associates”) filed a complaint (the “Complaint”) in the Circuit Court of Prince William County, Virginia against AZZ, Atlantic Research, LLC (“ARC”), Precoat Metals Corporation, and Chromalloy Corporation (collectively “Defendants”), asserting claims for breach of contract against ARC and unjust enrichment against all Defendants. The Complaint arises out of a lease, dated January 1, 1976, between Gainesville Associates as landlord and ARC as tenant (as subsequently amended in 1982, 2012, 2013 and 2017, the “Lease”) for property in Gainesville, Virginia (the “Property”). ARC ceased using the property in 2005 after which point ARC remained in the Lease to complete its obligations on the property pursuant to a consent decree entered into between the U.S. Environmental Protection Agency (“EPA”) and ARC in 1992. ARC satisfied its obligations under the consent decree in 2018 (other than ongoing well water monitoring and testing) and terminated the Lease in 2019. In its Complaint, Gainesville Associates alleges that ARC breached certain provisions of the Lease. On September 3, 2024, Defendants removed the action to the United States District Court of the Eastern District of Virginia. On September 24, 2024, Defendants filed a motion to dismiss the Complaint in its entirety, arguing that the complaint failed to adequately allege any claim against any Defendant. Plaintiff has not yet filed its response to the Defendant’s motion to dismiss. Management disputes the merits of the allegations and will continue to pursue

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

dismissal of the action. As of August 31, 2024, we have not recognized a legal accrual on our consolidated balance sheets, as we do not currently have enough information available to generate a reliable estimate of a probable loss on this matter. As more information becomes available, we will continue to evaluate whether it is possible to disclose a range of potential losses in the future.
Environmental
As of August 31, 2024, the reserve balance for our environmental liabilities was $20.4 million, of which $2.8 million is classified as current. Environmental remediation liabilities include costs directly associated with site investigation and clean up, such as materials, external contractor costs, legal and consulting expenses and incremental internal costs directly related to ongoing remediation plans. Estimates used to record environmental remediation liabilities are based on the Company's best estimate of probable future costs based on site-specific facts and circumstances known at the time of the estimate and these estimates are updated on a quarterly basis. Estimates of the cost for the potential or ongoing remediation plans are developed using internal resources and third-party environmental engineers and consultants.
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
Capital Commitments—Greenfield Aluminum Coil Coating Facility
We are expanding our coatings capabilities by constructing a new 25-acre aluminum coil coating facility in Washington, Missouri that is expected to be operational in calendar year 2025 (the Company's fiscal year 2026). The new greenfield facility will be included in the AZZ Precoat Metals segment and is supported by a take-or-pay contract for approximately 75% of the output from the new plant. We expect to spend approximately $124.0 million in capital payments over the life of the project, of which $60.8 million was paid prior to fiscal 2025 and $35.6 million was paid during the six months ended August 31, 2024. The remaining balance of $27.6 million is to occur prior to the end of fiscal 2025, of which we have capital commitments of $17.4 million.
Commodity pricing
    As of August 31, 2024, we had non-cancelable forward contracts to purchase approximately $37.9 million of zinc at various volumes and prices between March 2024 and December 2024. We also had non-cancelable forward contracts to purchase approximately $9.3 million of natural gas at various volumes and prices between June 2024 and August 2025. All such contracts expire by the first quarter of fiscal 2026. We had no other contracted commitments for any other commodities including steel, aluminum, copper, zinc, nickel-based alloys, natural gas, except for those entered into under the normal course of business.

17. Subsequent Events
Debt repricing
On September 24, 2024, we completed our third repricing of the Term Loan B, for which $890.3 million was outstanding as of August 31, 2024 . The repricing reduced the margin from SOFR plus 3.25% to SOFR plus 2.50%, for a total reduction of 75 basis points.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as "may," "could," "should," "expects," "plans," "will," "might," "would," "projects," "currently," "intends," "outlook," "forecasts," "targets," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial, and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date they are made and are subject to risks that could cause them to differ materially from actual results. Certain factors could affect the outcome of the matters described herein. This Quarterly Report may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand for our manufactured solutions, including demand by the construction markets, the industrial markets, and the metal coatings markets. We could also experience additional increases in labor costs, components and raw materials including zinc and natural gas, which are used in our hot-dip galvanizing process, paint used in our coil coating process; supply-chain vendor delays; customer requested delays of our manufactured solutions; delays in additional acquisition opportunities; an increase in our debt leverage and/or interest rates on our debt, of which a significant portion is tied to variable interest rates; availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the manufactured solutions that we provide; economic volatility, including a prolonged economic downturn or macroeconomic conditions such as inflation or changes in the political stability in the United States and other foreign markets in which we operate; acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business, including in Part I, Item 1A. Risk Factors, in AZZ's Annual Report on Form 10-K for the fiscal year ended February 29, 2024 and other filings with the SEC, available for viewing on AZZ's website at www.azz.com and on the SEC's website at www.sec.gov.
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

Business Operations Update
Our results for the six months ended August 31, 2024 (the "current six-month period"), were favorably impacted by the growth in demand for our manufactured solutions in the construction, utilities, and transportation industries, coupled with our value driven pricing strategy.
The demand for our manufactured solutions was the primary contributor to net income of $75.0 million for the six months ended August 31, 2024. Our operating results for the three and six months ended August 31, 2024, including operating results by segment, are described in the summary on the following page, and detailed descriptions can be found below under “Results of Operations.”
Our operations generated $119.4 million of cash for the current six-month period. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found below under “Liquidity and Capital Resources.”

Outlook
While it is difficult to predict future North American economic activity and its impact on the demand for our galvanizing and coil coating solutions, as well the impact that political or regulatory developments may have on us, several factors are outlined below that may impact our results of operations during the third quarter of fiscal 2025.

•Sales prices in our AZZ Metal Coatings segment are expected to remain consistent with current levels. Fluctuations in category mix and material type mix, along with competitive market pressures, may impact selling price.
•Sales prices in our AZZ Precoat Metals segment are expected to remain consistent with current levels, although fluctuations in mix may impact the average selling price.
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

QUARTER ENDED AUGUST 31, 2024 COMPARED TO THE QUARTER ENDED AUGUST 31, 2023

Segment Sales and Operating Income
The following tables contain operating segment data by segment, for the Company's corporate operations and on a consolidated basis (in thousands):

	Three Months Ended August 31, 2024
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$171,500	$237,507	$—	$—	$409,007
Cost of sales	118,193	187,300	—	—	305,493
Gross margin	53,307	50,207	—	—	103,514

Selling, general and administrative	5,619	7,677	9	22,563	35,868
Operating income (loss)	47,688	42,530	(9)	(22,563)	67,646

Interest expense	—	—	—	(21,909)	(21,909)
Equity in earnings of unconsolidated subsidiaries	—	—	1,478	—	1,478
Other (expense) income	(7)	—	—	424	417
Income (loss) before income tax	$47,681	$42,530	$1,469	(44,048)	47,632
Income tax expense				12,213	12,213
Net income (loss)				$(56,261)	$35,419

See notes below.

	Three Months Ended August 31, 2023
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$169,837	$228,705	$—	$—	$398,542
Cost of sales	119,471	181,825	—	—	301,296
Gross margin	50,366	46,880	—	—	97,246

Selling, general and administrative	5,285	7,874	5,932	17,148	36,239
Operating income (loss)	45,081	39,006	(5,932)	(17,148)	61,007

Interest expense	—	—	—	(27,770)	(27,770)
Equity in earnings of unconsolidated subsidiaries	—	—	974	—	974
Other income	13	—	—	75	88
Income (loss) before income tax	$45,094	$39,006	$(4,958)	(44,843)	34,299
Income tax expense				5,967	5,967
Net income (loss)				$(50,810)	$28,332

(1) Infrastructure Solutions segment includes our equity in earnings from our investment in the AVAIL JV as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business.
(2) Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.

Sales
For the three months ended August 31, 2024 (the "current quarter"), consolidated sales increased $10.5 million, or 2.6%, compared to the three months ended August 31, 2023 (the "prior year quarter"). Sales for the AZZ Metal Coatings segment increased $1.7 million, or 1.0%, for the current quarter, compared to the prior year quarter. The increase was primarily due to an increase of $1.6 million resulting from a higher volume of steel processed and an increase of $1.0 million due to an increase in selling price, partially offset by a decrease in other sales of $1.1 million.
Sales for the AZZ Precoat Metals segment increased $8.8 million, or 3.8% for the current quarter. The increase is due to a higher volume of coil coated in the current quarter, compared to the prior year quarter, while the average price decreased slightly due to product mix.
Operating Income
For the current quarter, consolidated operating income was $67.6 million, an increase of $6.6 million, or 10.9%, compared to the prior year quarter.
Operating income for the AZZ Metal Coatings segment increased $2.6 million, or 5.8%, for the current quarter, compared to the prior year quarter. The increase was due to increased sales as described above, coupled with lower cost of sales. The decrease in cost of sales of $1.3 million was primarily due to a $3.9 million decrease in zinc cost, partially offset by a $2.7 million increase in overhead costs and a $0.2 million increase in labor costs.

Operating income for the AZZ Precoat Metals segment increased $3.5 million, or 9.0% for the current quarter. The increase is primarily due to increased sales as described above, offset by higher cost of sales. Cost of sales increased $5.5 million, primarily due to variable costs related to the increased volume of steel processed, partially offset by a decrease of $0.2 million in selling, general and administrative expense.
Operating income for the AZZ Infrastructure Solutions segment increased $5.9 million, due to a legal settlement of $5.75 million and legal expenses associated with the settlement in the prior year six-month period.
Corporate Expenses
Corporate selling, general and administrative expenses increased $5.4 million, or 31.6%, for the current quarter, compared to the prior year quarter. The increase was primarily due to an increase in stock-based compensation related to the Company's employee stock purchase plan, due to the increase in AZZ's common stock price. In addition, salaries and wages increased due to retirement and other severance expense for certain executive management employees and transition services agreement fees associated with the AVAIL JV, which were received in the prior year quarter, with no comparable receipt in the current quarter.
Interest Expense
Interest expense for the current quarter decreased $5.9 million, to $21.9 million, compared to $27.8 million for the prior year quarter. The decrease in interest expense is primarily attributable to a decrease in the weighted average debt outstanding of $99.4 million and a decrease in the weighted average interest rate of 1.03% in the current quarter compared to the prior year quarter, coupled with higher capitalized interest of $1.2 million associated with the construction of the new plant in Washington, Missouri.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated subsidiaries for the current quarter increased $0.5 million, to $1.5 million, compared to $1.0 million in the prior year quarter. The increase is due to higher earnings from the AVAIL JV, primarily driven by AVAIL's enclosure business.
See Note 7 of our consolidated financial statements for more information about the AVAIL JV.
Income Taxes
The provision for income taxes reflects an effective tax rate of 25.6% for the three months ended August 31, 2024, compared to 17.4% for the three months ended August 31, 2023. The increase in the effective tax rate is primarily attributable to favorable adjustments in the prior year related to uncertain tax positions.

SIX MONTHS ENDED AUGUST 31, 2024 COMPARED TO THE SIX MONTHS ENDED AUGUST 31, 2023

Segment Sales and Operating Income
The following tables contain operating segment data by segment, for the Company's corporate operations and on a consolidated basis (in thousands):

	Six Months Ended August 31, 2024
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$348,152	$474,063	$—	$—	$822,215
Cost of sales	240,929	375,102	—	—	616,031
Gross margin	107,223	98,961	—	—	206,184

Selling, general and administrative	11,602	16,338	38	40,811	68,789
Operating income (loss)	95,621	82,623	(38)	(40,811)	137,395

Interest expense	—	—	—	(44,683)	(44,683)
Equity in earnings of unconsolidated subsidiaries	—	—	5,302	—	5,302
Other income	49	—	—	572	621
Income (loss) before income tax	$95,670	$82,623	$5,264	(84,922)	98,635
Income tax expense				23,614	23,614
Net income (loss)				$(108,536)	$75,021

See notes below.

	Six Months Ended August 31, 2023
	Metal Coatings	Precoat Metals(4)	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$338,631	$450,784	$—	$—	$789,415
Cost of sales	237,328	357,822	—	—	595,150
Gross margin	101,303	92,962	—	—	194,265

Selling, general and administrative	10,751	16,266	5,954	34,791	67,762
Operating income (loss)	90,552	76,696	(5,954)	(34,791)	126,503

Interest expense	—	—	—	(56,476)	(56,476)
Equity in earnings of unconsolidated subsidiaries	—	—	2,394	—	2,394
Other income (expense)	(11)	—	—	61	50
Income (loss) before income tax	$90,541	$76,696	$(3,560)	(91,206)	72,471
Income tax expense				15,617	15,617
Net income (loss)				$(106,823)	$56,854

(1) Infrastructure Solutions segment includes our equity in earnings from our investment in the AVAIL JV as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business.
(2) Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
Sales
For the current six-month period, consolidated sales increased $32.8 million, or 4.2%, compared to the six months ended August 31, 2023 (the "prior year six-month period").
Sales for the AZZ Metal Coatings segment increased $9.5 million, or 2.8%, for the current six-month period, compared to the prior year six-month period. The increase in sales was primarily due to an increase of $13.2 million resulting from a higher volume of steel processed during the period and an increase of $1.9 million due to an increase in selling price, partially offset by a decrease in other sales of $2.3 million.
Sales for the AZZ Precoat Metals segment increased $23.3 million, or 5.2% for the current six-month period, primarily due to a higher volume of coil coated, partially offset by a decrease in selling price.
Operating Income
For the current six-month period, consolidated operating income increased $10.9 million, or 8.6%, to $137.4 million, compared to the prior year six-month period.
Operating income for the AZZ Metal Coatings segment increased $5.1 million, or 5.6% for the current six-month period, compared to the prior year six-month period. The increase was due to improved sales as described above, partially offset by higher cost of sales and higher selling, general and administrative expenses. Cost of sales increased $3.6 million, primarily due to higher labor and overhead costs, partially offset by a decrease in zinc costs. Selling, general and administrative expense increased primarily due to an increase in compensation costs.
Operating income for the AZZ Precoat Metals segment increased $5.9 million, or 7.7%. The increase is primarily due to the increase in sales as described above, offset by higher cost of sales. Cost of sales increased $17.2 million, primarily due to variable costs related to the increased volume of steel processed.
Operating income for the AZZ Infrastructure Solutions segment increased $5.9 million, primarily due to a legal settlement of $5.75 million and legal expenses associated with the settlement in the prior year six-month period.
Corporate Expenses
Corporate selling, general and administrative expenses increased $6.0 million, or 17.3%, for the current six-month period, compared to the prior year six-month period. The increase was primarily due to an increase in stock-based compensation related to the Company's employee stock purchase plan, due to the increase in AZZ's common stock price. In addition, salaries and wages increased due to the retirement and other severance expense for certain executive management employees and transition services agreement fees associated with the AVAIL JV, which were received in the prior year six-month period, with no comparable receipt in the current six-month period.
Interest Expense
Interest expense for the current six-month period decreased $11.8 million, to $44.7 million, compared to $56.5 million for the prior year six-month period. The decrease in interest expense is primarily attributable to a decrease in the weighted average debt outstanding of $108.5 million and a decrease in the weighted average interest rate of 0.92% in the current six-month period compared to the prior year six-month period, coupled with higher capitalized interest of $2.4 million associated with the construction of the new plant in Washington, MO.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated subsidiaries for the current six-month period increased $2.9 million, to $5.3 million, compared to $2.4 million in the prior year six-month period. The increase is due to higher earnings from the AVAIL JV, primarily driven by AVAIL's enclosure business.
See Note 7 of our consolidated financial statements for more information about the AVAIL JV.
Income Taxes
The provision for income taxes reflects an effective tax rate of 23.9% for the current six-month period, compared to 21.5% for the prior year six-month period. The increase in the effective tax rate is primarily attributable to favorable adjustments for the prior year six-month period related to uncertain tax positions, partially offset by higher discrete items driven by tax deductions for stock compensation in fiscal year 2025.

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
As of August 31, 2024, our total liquidity of $312.9 million consisted of available capacity on our Revolving Credit Facility of $310.7 million and cash and cash equivalents of $2.2 million.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended August 31,
	2024	2023
Net cash provided by operating activities	119,430	118,341
Net cash used in investing activities	(58,740)	(42,706)
Net cash used in financing activities	(62,750)	(76,380)
Net cash provided by operating activities for the current six-month period was $119.4 million, driven primarily by net income from continuing operations of $75.0 million, adjusted to exclude non-cash charges, net of non-cash income of $48.6 million, an increase in cash resulting from a reduction in working capital of $8.5 million, a decrease in cash resulting from changes in other long-term assets and liabilities, including deferred taxes, of $0.9 million and a cash distribution received on the investment in the AVAIL JV of $5.2 million. The increase in working capital is due primarily to increases in accounts payable, other accrued liabilities and income taxes payable, as well as a reduction in inventories; partially offset by increases in accounts receivable, other receivables, prepaid expenses and contract assets due to higher sales. Net cash provided by operating activities was used to fund $59.5 million of capital expenditures, make net payments on long-term debt and finance leases liabilities of $45.4 million, make dividend payments of $12.9 million and make payments for taxes related to net share settlement of equity awards of $5.0 million. We also completed a secondary public offering of 4.6 million shares of our common stock, which provided cash, net of offering costs, of $310.2 million, which was used to redeem our 240,000 shares of Series A Preferred Stock for $308.9 million.
Net cash provided by operating activities for the prior year six-month period was $118.3 million, driven primarily by net income of $56.9 million, adjusted to exclude non-cash charges, net of non-cash income of $46.4 million and an increase in cash resulting from an decrease in working capital of $21.4 million, partially offset by a decrease in cash resulting from other long-term assets and liabilities, including deferred taxes, of $6.3 million. Net cash provided by operating activities was used to fund $42.7 million of capital expenditures, make net payments on long-term debt and finance leases liabilities of $60.2 million, make dividend payments of $15.7 million and make payments for taxes related to net share settlement of equity awards of $0.8 million.
Financing and Capital
2022 Credit Agreement and Term Loan B
We have a credit agreement with a syndicate of financial institutions that was entered into on May 13, 2022, and was subsequently amended on August 17, 2023, December 20, 2023 and March 20, 2024 (collectively referred to herein as the "2022 Credit Agreement"). See below for information related to the repricing of the Company's Term Loan B on September 24, 2024.
The 2022 Credit Agreement includes the following significant terms:
i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company; as of August 31, 2024, the outstanding balance of the Term Loan B was $890.3 million;
ii.provides for a maximum senior secured Revolving Credit Facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), which matures on May 13, 2027;

iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;
iv.borrowings under the Term Loan B bear a tiered interest rate of Secured Overnight Financing Rate ("SOFR") plus 3.25%, which is part of, and not in addition to, the Revolving Credit Facility;
v.borrowings under the Term Loan B bear a tiered interest rate of Secured Overnight Financing Rate ("SOFR") plus 3.25% (following the repricing on March 20, 2024 as described below) and the Revolving Credit Facility bears a leverage-based rate with various tiers between 2.75% and 3.50%; as of August 31, 2024, the interest rate was SOFR plus 2.75%;
vi.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions; and,
vii.includes a maximum quarterly leverage ratio financial covenant, with reporting requirements to our banking group at each quarter-end.

On March 20, 2024, we entered the term loan market and repriced our existing Term Loan B. The repricing reduced the Term Loan B spread from a rate of SOFR plus 3.75% to SOFR plus 3.25%.
On September 24, 2024, we completed our third repricing of the Term Loan B, for which $890.3 million was outstanding as of August 31, 2024 . The repricing reduced the margin from SOFR plus 3.25% to SOFR plus 2.50%, for a total reduction of 75 basis points.

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
The weighted average interest rate for our outstanding debt, including the Revolving Credit Facility and the Term Loan B, was 8.03% and 8.56% for the six months ended August 31, 2024 and 2023, respectively.
Debt Compliance and Outstanding Borrowings
Our 2022 Credit Agreement requires us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 4.5. As of August 31, 2024, we were in compliance with all covenants and other requirements set forth in the 2022 Credit Agreement.
As of August 31, 2024, we had $965.3 million of debt outstanding on the Revolving Credit Facility and the Term Loan B, with varying maturities through fiscal 2029. We had approximately $310.7 million of additional credit available as of August 31, 2024.
Letters of Credit
As of August 31, 2024, we had total outstanding letters of credit in the amount of $14.3 million. These letters of credit are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.
Interest Rate Swap
We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap agreements to convert a portion of our variable-rate debt to a fixed rate. On September 27, 2022, we entered into a fixed-rate interest rate swap agreement, which was subsequently amended on October 7, 2022 (the "2022 Swap"), with banks that are parties to the 2022 Credit Agreement, to change the SOFR-based component of the interest rate. The 2022 Swap converts the SOFR portion to 4.277%. On March 20, 2024, we repriced our Term Loan B to SOFR plus 3.25%, resulting in a total fixed rate of 7.527%. See "2022 Credit Agreement and Term Loan B" section above for information related to the repricing of the Company's Term Loan B on September 24, 2024. The 2022 Swap had an initial notional amount of $550.0 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases by a pro-rata portion of any quarterly principal payments made on the Term Loan B, and the current notional amount is $539.0 million as of August 31, 2024. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates, for a portion of our variable-rate debt. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the 2022 Swap exactly offset changes in cash flows of the variable-rate debt. We designated the 2022 Swap as a cash flow hedge at inception. Cash payments or receipts to settle the 2022 Swap are recognized in interest expense.
April 2024 Secondary Public Offering
On April 30, 2024, we completed a secondary public offering in which we sold 4.6 million shares of our common stock at $70.00 per share (the "April 2024 Secondary Public Offering"). We received gross proceeds of $322.0 million, and paid offering expenses of $13.3 million, for net proceeds of $308.7 million. The proceeds from the April 2024 Offering were used to redeem the Series A Preferred Stock.
Series A Convertible Preferred Stock
On May 9, 2024, we fully redeemed our 240,000 shares of 6.0% Series A Convertible Preferred Stock ("Series A Preferred Stock") for $308.9 million. The payment was calculated as the face value of the Series A Preferred Stock of $240.0 million, multiplied by the Return Factor (as defined below) of 1.4, less dividends paid to date of $27.1 million. The redemption premium of $75.2 million, which was calculated as the difference between the redemption amount and the book value of $233.7 million, was recorded as a deemed dividend, and reduces net income available to common shareholders. The Series A Preferred Stock was redeemed using proceeds from the April 2024 Secondary Public Offering.
On August 5, 2022, we exchanged our $240.0 million 6.00% convertible subordinated notes due June 30, 2030 for 240,000 shares of 6.0% Series A Preferred Stock, following the receipt of shareholder approval for the issuance of Series A Preferred Stock. The Series A Preferred Stock had a $1.00 par value per share, and ranked senior to the common stock of the Company, including with respect to both income and capital, but junior to our indebtedness. The Series A Preferred Stock is classified as "Mezzanine equity" in the consolidated balance sheets and, as noted above, was fully redeemed on May 9, 2024.
Greenfield Aluminum Coil Coating Facility
We are expanding our coatings capabilities by constructing a new 25-acre aluminum coil coating facility in Washington, Missouri that is expected to be operational in calendar year 2025 (the Company's fiscal year 2026). The new greenfield facility will be included in the AZZ Precoat Metals segment and is supported by a take-or-pay contract for approximately 75% of the output from the new plant. We expect to spend approximately $124.0 million in capital payments over the life of the project, of which $60.8 million was paid prior to fiscal 2025 and $35.6 million was paid during the six months ended August 31, 2024. The remaining balance of $27.6 million is to occur prior to the end of fiscal 2025, of which we have capital commitments of $17.4 million. The remaining payments in fiscal 2025 are expected to be funded through cash flows from operations.
Share Repurchase Program
During the six months ended August 31, 2024 and 2023, we did not repurchase shares of common stock under the 2020 Share Authorization. As of August 31, 2024, we had $53.2 million available under the 2020 Share Authorization that may be used to purchase shares in the future. See Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”
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
As of August 31, 2024, we had non-cancelable forward contracts to purchase approximately $37.9 million of zinc at various volumes and prices between March 2024 and December 2024. We also had non-cancelable forward contracts to purchase approximately $9.3 million] of natural gas at various volumes and prices between June 2024 and August 2025. All such contracts expire by the first quarter of fiscal 2026. We had no other contracted commitments for any other commodities including steel, aluminum, copper, zinc, nickel-based alloys, natural gas, except for those entered into under the normal course of business.

Off Balance Sheet Arrangements and Contractual Obligations
As of August 31, 2024, we did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk disclosures during the three and six months ended August 31, 2024. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended February 29, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Company’s principal executive officer and principal financial officer have concluded that our Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Gainesville Associates LLC v. Atlantic Research LLC et al (a legacy entity lawsuit that arose out of the Precoat acquisition, which is unrelated to our current operations or operating entities).
On July 29, 2024, Gainesville Associates, LLC (“Gainesville Associates”) filed a complaint (the “Complaint”) in the Circuit Court of Prince William County, Virginia against AZZ, Atlantic Research, LLC (“ARC”), Precoat Metals Corporation, and Chromalloy Corporation (collectively “Defendants”), asserting claims for breach of contract against ARC and unjust enrichment against all Defendants. The Complaint arises out of a lease, dated January 1, 1976, between Gainesville Associates as landlord and ARC as tenant (as subsequently amended in 1982, 2012, 2013 and 2017, the “Lease”) for property in Gainesville, Virginia (the “Property”). ARC ceased using the property in 2005 after which point ARC remained in the Lease to complete its obligations on the property pursuant to a consent decree entered into between the U.S. Environmental Protection Agency (“EPA”) and ARC in 1992. ARC satisfied its obligations under the consent decree in 2018 (other than ongoing well water monitoring and testing) and terminated the Lease in 2019. In its Complaint, Gainesville Associates alleges that ARC breached certain provisions of the Lease. On September 3, 2024, Defendants removed the action to the United States District Court of the Eastern District of Virginia. On September 24, 2024, Defendants filed a motion to dismiss the Complaint in its entirety, arguing that the complaint failed to adequately allege any claim against any Defendant. Plaintiff has not yet filed its response to the Defendant’s motion to dismiss. Management believes there is no merit to Plaintiff’s allegations and will continue to aggressively pursue dismissal of the action.
In addition to the foregoing, the Company and its subsidiaries are named defendants and plaintiffs in various routine lawsuits incidental to our business. These proceedings include labor and employment claims, various commercial disputes, worker’s compensation and environmental matters, all arising in the normal course of business. As discovery progresses on all outstanding legal matters, the Company continues to evaluate opportunities to either mediate the case or settle the disputes for nuisance value or the cost of defense as a way to resolve the disputes prior to trial. As the pending cases progress through additional discovery and potential mediation, our assessment of the likelihood of an unfavorable outcome on the pending lawsuits may change. Although the outcome of these lawsuits or other proceedings cannot be predicted with any certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other matters cannot be predicted at this time, management, after consultation with legal counsel believes it has strong defenses to all of its legal matters and does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or cash flows. For further discussion of the Company's legal proceedings, see Note 16 to the financial statements contained herein under Part 1. Item 1. Financial Statements.
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
The Company did not purchase any shares of common stock under the 2020 Share Authorization during the six months ended August 31, 2024. As of August 31, 2024, we had $53.2 million remaining under the 2020 Share Authorization that may be used to repurchase outstanding shares of common stock in the future.

Item 5. Other Information.
During the three months ended August 31, 2024, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

2.1
Contribution and Purchase Agreement, dated as of June 23, 2022, by and between AZZ Inc., AIS investment Holdings LLC and Fernweh AIS Acquisition L.P. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on June 27, 2022.)

3.1	Amended and Restated Bylaws dated April 24, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on April 25, 2023.)

3.2
Amended and Restated Certificate of Formation (with Certificate of Correction dated May 15, 2023) (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on October 10, 2023.)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on October 13, 2000.)

4.2
Indenture, dated as of May 13, 2022, by and between AZZ Inc. and UMB Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on May 16, 2022.

10.1
Employment Agreement between AZZ Inc. and Jason Crawford, dated as of June 3, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 3, 2024.)

10.2
Employment Agreement between AZZ Inc. and Bryan Stovall, dated as of July 15, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 19, 2024.

10.3
Fourth Amendment to Credit Agreement, dated as of September 24, 2024, by and among AZZ Inc., the Guarantors, the Lenders, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 24, 2024.)

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

AZZ Inc. (Registrant)

Date:	October 9, 2024	By:	/s/ Jason Crawford
Jason Crawford Senior Vice President, Chief Financial Officer and Principal Accounting Officer