Form 10-Q
period 2024-11-30
AZZ INC
filed 2025-01-07
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of January 2, 2025, the registrant had outstanding 29,882,176 shares of common stock; $1.00 par value per share.

PART I. FINANCIAL INFORMATION
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	November 30, 2024	February 29, 2024

Assets
Current assets:
Cash and cash equivalents	$1,484	$4,349
Trade accounts receivable, net of allowance for credit losses of $2,204 and $2,347 at November 30, 2024 and February 29, 2024, respectively	139,843	142,246
Other receivables	28,499	15,599
Inventories	114,701	117,656
Contract assets	99,158	79,335
Prepaid expenses and other	10,720	7,814
Total current assets	394,405	366,999
Property, plant and equipment, net	580,178	541,652
Right-of-use assets	25,888	23,739
Goodwill	704,569	705,468
Deferred tax assets	5,563	5,606
Intangible assets, net	427,812	445,435
Investment in AVAIL joint venture	102,121	98,169
Other assets	4,014	8,437
Total assets	$2,244,550	$2,195,505
Liabilities, Mezzanine Equity and Shareholders’ Equity
Current liabilities:
Accounts payable	$97,798	$88,001
Income taxes payable	2,723	172
Accrued salaries and wages	34,286	30,823
Other accrued liabilities	80,051	68,651
Lease liability, short-term	7,434	6,659
Total current liabilities	222,292	194,306
Long-term debt, net	879,548	952,742
Lease liability, long-term	19,255	17,827
Deferred tax liabilities	44,544	38,567
Other long-term liabilities	49,323	57,572
Total liabilities	1,214,962	1,261,014
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A Preferred Stock, $1,000 par value; 100,000 shares authorized; 240 shares issued and outstanding February 29, 2024; aggregate liquidation preference $312,520 at February 29, 2024	—	233,722
Shareholders’ equity:
Common stock, $1 par value; 100,000 shares authorized; 29,877 and 25,102 shares issued and outstanding at November 30, 2024 and February 29, 2024, respectively	29,877	25,102
Capital in excess of par value	415,059	103,330
Retained earnings	594,034	576,231
Accumulated other comprehensive loss	(9,382)	(3,894)
Total shareholders’ equity	1,029,588	700,769
Total liabilities, mezzanine equity and shareholders' equity	$2,244,550	$2,195,505

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and dividend amounts)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023
Sales	$403,654	$381,605	$1,225,869	$1,171,020
Cost of sales	305,876	293,456	921,907	888,606
Gross margin	97,778	88,149	303,962	282,414

Selling, general and administrative	39,243	35,325	108,032	103,087
Operating income	58,535	52,824	195,930	179,327

Interest expense, net	(19,223)	(25,855)	(63,906)	(82,331)
Equity in earnings of unconsolidated subsidiaries	7,168	8,742	12,470	11,136
Other income (expense), net	(763)	(41)	(142)	9
Income before income taxes	45,717	35,670	144,352	108,141
Income tax expense	12,114	8,780	35,728	24,397
Net income	33,603	26,890	108,624	83,744
Series A Preferred Stock Dividends	—	(3,600)	(1,200)	(10,800)
Redemption premium on Series A Preferred Stock	—	—	(75,198)	—
Net income available to common shareholders	$33,603	$23,290	$32,226	$72,944

Basic earnings per common share	$1.12	$0.93	$1.12	$2.91
Diluted earnings per common share	$1.12	$0.92	$1.11	$2.86

Weighted average shares outstanding - Basic	29,879	25,077	28,819	25,024
Weighted average shares outstanding - Diluted	30,118	29,330	29,076	29,278

Cash dividends declared per common share	$0.17	$0.17	$0.51	$0.51
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023

Net income available to common shareholders	$33,603	$23,290	$32,226	$72,944
Other comprehensive income (loss):
Unrealized translation loss	(1,943)	(59)	(1,504)	(21)
Unrealized translation loss for unconsolidated subsidiary(1)	(730)	3,088	(1,261)	1,314
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized gain (loss) on interest rate swap, net of tax(2)	1,037	(22)	194	1,847
Amounts reclassified from accumulated other comprehensive income to earnings, net of tax(3)	(663)	(1,057)	(2,876)	(2,544)
Unrealized gain on interest rate swap, net of tax for unconsolidated subsidiary(4)	(188)	(93)	(41)	20
Other comprehensive income (loss)	(2,487)	1,857	(5,488)	616
Comprehensive income	$31,116	$25,147	$26,738	$73,560

(1) Unrealized translation loss for unconsolidated subsidiary is related to our unconsolidated investment in the AVAIL JV and represents our 40% interest in this amount. Net of tax benefit of $(227) and $(438) for the three and nine months ended November 30, 2024, respectively, and $0 for both the three and nine months ended November 30, 2023.

(2) Net of tax expense (benefit) of $327 and ($8) for the three months ended November 30, 2024 and 2023, respectively. Net of tax expense (benefit) of
    ($15) and $671 for the nine months ended November 30, 2024 and 2023, respectively.

(3) Net of tax benefit of ($209) and ($384) for the three months ended November 30, 2024 and 2023, respectively. Net of tax benefit of $(908) and $(924)
     for the nine months ended November 30, 2024 and 2023, respectively. See Note 8.

(4) Unrealized gain (loss) on interest rate swap, net of tax for unconsolidated subsidiary is related to our unconsolidated investment in the AVAIL JV and represents our 40% interest in this amount. Net of tax expense (benefit) of ($59) and ($34) for the three months ended November 30, 2024 and 2023, respectively. Net of tax expense (benefit) of ($13) and $7 for the nine months ended November 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended November 30,
	2024	2023
Cash flows from operating activities
Net income available to common shareholders	$32,226	$72,944
Plus: Dividends on Series A Preferred Stock	1,200	10,800
Plus: Redemption premium on Series A Preferred Stock	75,198	—
Net income	108,624	83,744
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	(66)	53
Depreciation and amortization	61,383	59,034
Deferred income taxes	7,421	(274)
Equity in earnings of unconsolidated entities	(12,470)	(11,136)
Distribution on investment in AVAIL joint venture	6,764	—
Net gain on sale of property, plant and equipment	(397)	(39)
Amortization of debt financing costs	9,359	9,105
Share-based compensation expense	11,244	6,207
Changes in current assets and current liabilities	2,909	38,819
Changes in other long-term assets and long-term liabilities	(9,174)	(4,585)
Net cash provided by operating activities	185,597	180,928
Cash flows from investing activities
Purchase of property, plant and equipment	(85,942)	(66,900)
Proceeds from sale of property, plant and equipment	842	47
Net cash used in investing activities	(85,100)	(66,853)
Cash flows from financing activities
Proceeds from issuance of common stock	310,237	1,465
Redemption of Preferred Stock	(308,920)	—
Tax payments related to net share settlement of equity awards	(4,977)	(791)
Proceeds from Revolving Credit Facility	271,000	189,000
Payments on Revolving Credit Facility	(261,000)	(274,000)
Payments of debt financing costs	(1,541)	(1,299)
Payments on long term debt and finance lease liabilities	(90,689)	(268)
Payments of dividends	(18,022)	(23,551)
Net cash used in financing activities	(103,912)	(109,444)
Effect of exchange rate changes on cash	550	58
Net increase (decrease) in cash and cash equivalents	(2,865)	4,689
Cash and cash equivalents at beginning of period	4,349	2,820
Cash and cash equivalents at end of period	$1,484	$7,509

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended November 30, 2024
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at August 31, 2024	29,877	$29,877	$411,263	$565,511	$(6,895)	$999,756
Share-based compensation	—	—	3,796	—	—	3,796
Cash dividends paid on common stock	—	—	—	(5,080)	—	(5,080)
Net income	—	—	—	33,603	—	33,603
Other comprehensive loss	—	—	—	—	(2,487)	(2,487)
Balance at November 30, 2024	29,877	$29,877	$415,059	$594,034	$(9,382)	$1,029,588

	Nine Months Ended November 30, 2024
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at February 29, 2024	25,102	$25,102	$103,330	$576,231	$(3,894)	$700,769
Share-based compensation	—	—	11,234	—	—	11,234
Common stock issued under stock-based plans and related tax expense	132	132	(5,099)	—	—	(4,967)
Common stock issued under employee stock purchase plan	43	43	1,526	—	—	1,569
Secondary public offering and issuance of additional common stock	4,600	4,600	304,068	—	—	308,668
Dividends on Series A Preferred Stock	—	—	—	(1,200)	—	(1,200)
Cash dividends paid on common stock	—	—	—	(14,423)	—	(14,423)
Redemption premium on Series A Preferred Stock	—	—	—	(75,198)	—	(75,198)
Net income	—	—	—	108,624	—	108,624
Other comprehensive loss	—	—	—	—	(5,488)	(5,488)
Balance at November 30, 2024	29,877	$29,877	$415,059	$594,034	$(9,382)	$1,029,588

	Three Months Ended November 30, 2023
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance at August 31, 2023	25,077	$25,077	$97,884	$547,208	$(5,814)	$664,355
Share-based compensation	—	—	2,189	—	—	2,189
Dividends on Series A Preferred Stock	—	—	—	(3,600)	—	(3,600)
Cash dividends paid on common stock	—	—	—	(4,263)	—	(4,263)
Net income	—	—	—	26,890	—	26,890
Other comprehensive loss	—	—	—	—	1,857	1,857
Balance at November 30, 2023	25,077	$25,077	$100,073	$566,235	$(3,957)	$687,428

	Nine Months Ended November 30, 2023
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at February 28, 2023	24,912	$24,912	$93,357	$506,042	$(4,573)	$619,738
Share-based compensation	—	—	6,207	—	—	6,207
Common stock issued under stock-based plans and related tax expense	123	123	(914)	—	—	(791)
Common stock issued under employee stock purchase plan	42	42	1,423	—	—	1,465
Dividends on Series A Preferred Stock	—	—	—	(10,800)	—	(10,800)
Cash dividends paid on common stock	—	—	—	(12,751)	—	(12,751)
Net income	—	—	—	83,744	—	83,744
Other comprehensive loss	—	—	—	—	616	616
Balance at November 30, 2023	25,077	$25,077	$100,073	$566,235	$(3,957)	$687,428
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of November 30, 2024, the results of its operations and cash flows for the three and nine months ended November 30, 2024 and 2023. The interim results reported herein are not necessarily indicative of results for a full year.
Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which expands disclosures about a public entity’s expenses, including inventory, employee compensation, depreciation, intangible asset amortization, selling expenses and other expense categories. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We do not expect the adoption of ASU 2024-03 to affect our financial position or our results of operations, but will result in additional disclosures for our annual reporting period ending February 29, 2028, and interim reporting periods in fiscal 2029.
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

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

fiscal years beginning after December 15, 2024. We do not expect the adoption of ASU 2023-07 to affect our financial position or our results of operations, but will result in additional disclosures for our annual reporting period ending February 28, 2025 and interim reporting periods in fiscal 2026.
2. Inventories

The following table summarizes the components of inventory (in thousands):

	As of
	November 30, 2024	February 29, 2024
Raw material	$111,172	$111,674
Work in process	769	898
Finished goods	2,760	5,084
Total inventories	$114,701	$117,656

Our inventory reserves were $3.5 million and $4.5 million as of November 30, 2024 and February 29, 2024, respectively. Inventory cost is determined principally using the first-in-first-out (FIFO) method for the AZZ Metal Coatings segment and the specific identification method for the Precoat Metals segment.

3. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period.
On April 30, 2024, we completed a secondary public offering in which we issued 4.6 million common shares. The weighted average number of shares for the period outstanding for the nine months ended November 30, 2024 are included in weighted average shares outstanding for basic earnings per share. See Note 14. As of November 30, 2024, there were 29.9 million common shares outstanding, which includes the shares from the secondary public offering.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023
Numerator:
Net income	$33,603	$26,890	$108,624	$83,744
Series A Preferred Stock Dividends	—	(3,600)	(1,200)	(10,800)
Redemption premium on Series A Preferred Stock	—	—	(75,198)	—
Numerator for basic earnings per share	$33,603	$23,290	$32,226	$72,944
Series A Preferred Stock Dividends	—	3,600	—	10,800
Numerator for diluted earnings per share	$33,603	$26,890	$32,226	$83,744

Denominator:
Weighted average shares outstanding for basic earnings per share	29,879	25,077	28,819	25,024
Effect of dilutive securities:
Employee and director stock awards	239	136	257	137
Series A Preferred Stock	—	4,117	—	4,117
Denominator for diluted earnings per share	30,118	29,330	29,076	29,278

Basic earnings per common share	$1.12	$0.93	$1.12	$2.91
Diluted earnings per common share	$1.12	$0.92	$1.11	$2.86

For the three months ended November 30, 2024 and 2023, there were 34,824 and 120,819 shares, respectively, related to employee equity awards that were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive. For the nine months ended November 30, 2024 and 2023, 56,088 and 126,356 shares, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the nine months ended November 30, 2024, all shares related to the Series A Preferred Stock (1.0 million weighted average shares) were excluded from the computation of diluted earnings per share, as their effect would be anti-dilutive. These shares could be dilutive in future periods.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Disaggregated Sales
The following table presents disaggregated sales by customer industry (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023
Sales:
Construction	$233,653	$214,081	$695,344	$637,035
Industrial	37,551	35,489	114,318	118,273
Transportation	35,047	35,871	109,959	107,734
Consumer	29,464	29,384	94,633	99,537
Utilities	29,599	24,804	88,944	76,116
Other (1)	38,340	41,976	122,671	132,325
Total Sales	$403,654	$381,605	$1,225,869	$1,171,020

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
The increases or decreases in contract assets and contract liabilities during the nine months ended November 30, 2024 were primarily due to normal timing differences between AZZ's performance and customer payments. As of November 30, 2024 and February 29, 2024, the balance for contract assets was $99.2 million and $79.3 million, respectively, primarily related to the AZZ Precoat Metals segment. The increase was primarily due to the timing differences noted above, as well as the increase in the volume of coil coated for the nine months ended November 30, 2024. Contract liabilities of $0.7 million and $1.0 million as of November 30, 2024 and February 29, 2024, respectively, are included in "Other accrued liabilities" in the consolidated balance sheets.
As of November 30, 2023 and February 28, 2023, the balance for contract assets was $75.7 million and $79.3 million, respectively, primarily related to the AZZ Precoat Metals segment. Contract liabilities were $1.0 million and $1.3 million as of November 30, 2023 and February 28, 2023, respectively.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Supplemental Cash Flow Information

To arrive at net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Nine Months Ended November 30,
	2024	2023
Decrease (increase) in current assets:
Accounts receivable, net	$2,297	$13,922
Other receivables	(12,966)	(4,033)
Inventories	2,775	17,191
Contract assets	(19,833)	1,136
Prepaid expenses and other	(2,910)	(1,304)
Increase (decrease) in current liabilities:
Accounts payable	13,632	8,654
Income taxes payable	2,551	(227)
Accrued expenses	17,363	3,480
Changes in current assets and current liabilities	$2,909	$38,819

Cash flows related to interest and income taxes were as follows (in thousands):

	Nine Months Ended November 30,
	2024	2023
Cash paid for interest	$59,258	$74,993
Cash paid for income taxes	22,277	17,683

Supplemental disclosures of non-cash investing and financing activities were as follows (in thousands):

	Nine Months Ended November 30,
	2024	2023
Accrued dividends on Series A Preferred Stock	$—	$2,400
Accruals for capital expenditures	5,137	4,768

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
The following tables contain operating segment data for the three and nine months ended November 30, 2024 and 2023 by segment, for the Company's corporate operations and on a consolidated basis (in thousands):

	Three Months Ended November 30, 2024
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$168,599	$235,055	$—	$—	$403,654
Cost of sales	116,542	189,334	—	—	305,876
Gross margin	52,057	45,721	—	—	97,778

Selling, general and administrative	5,684	8,641	29	24,889	39,243
Operating income (loss)	46,373	37,080	(29)	(24,889)	58,535

Interest expense	—	—	—	(19,223)	(19,223)
Equity in earnings of unconsolidated subsidiaries	—	—	7,168	—	7,168
Other income (expense)	116	—	—	(879)	(763)
Income (loss) before income tax	$46,489	$37,080	$7,139	(44,991)	45,717
Income tax expense				12,114	12,114
Net income (loss)				$(57,105)	$33,603

See notes below tables.

	Nine Months Ended November 30, 2024
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$516,750	$709,119	$—	$—	$1,225,869
Cost of sales	357,471	564,436	—	—	921,907
Gross margin	159,279	144,683	—	—	303,962

Selling, general and administrative	17,286	24,980	67	65,699	108,032
Operating income (loss)	141,993	119,703	(67)	(65,699)	195,930

Interest expense	—	—	—	(63,906)	(63,906)
Equity in earnings of unconsolidated subsidiaries	—	—	12,470	—	12,470
Other income (expense)	165	—	—	(307)	(142)
Income (loss) before income tax	$142,158	$119,703	$12,403	(129,912)	144,352
Income tax expense				35,728	35,728
Net income (loss)				$(165,640)	$108,624

See notes below tables.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended November 30, 2023
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$163,186	$218,419	$—	$—	$381,605
Cost of sales	115,952	177,504	—	—	293,456
Gross margin	47,234	40,915	—	—	88,149

Selling, general and administrative	9,392	8,163	290	17,480	35,325
Operating income (loss)	37,842	32,752	(290)	(17,480)	52,824

Interest expense	—	—	—	(25,855)	(25,855)
Equity in earnings of unconsolidated subsidiaries	—	—	8,742	—	8,742
Other expense	(29)	—	—	(12)	(41)
Income (loss) before income tax	$37,813	$32,752	$8,452	(43,347)	35,670
Income tax expense				8,780	8,780
Net income (loss)				$(52,127)	$26,890

See notes below tables.

	Nine Months Ended November 30, 2023
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$501,816	$669,204	$—	$—	$1,171,020
Cost of sales	353,280	535,326	—	—	888,606
Gross margin	148,536	133,878	—	—	282,414

Selling, general and administrative	20,143	24,429	6,244	52,271	103,087
Operating income (loss)	128,393	109,449	(6,244)	(52,271)	179,327

Interest expense	—	—	—	(82,331)	(82,331)
Equity in earnings of unconsolidated subsidiaries	—	—	11,136	—	11,136
Other income (expense)	(40)	—	—	49	9
Income (loss) before income tax	$128,353	$109,449	$4,892	(134,553)	108,141
Income tax expense				24,397	24,397
Net income (loss)				$(158,950)	$83,744

(1) Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business.
(2) Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Asset balances by operating segment for each period were as follows (in thousands):

	As of
	November 30, 2024	February 29, 2024
Assets:
Metal Coatings	$551,379	$553,505
Precoat Metals	1,559,262	1,500,122
Infrastructure Solutions - Investment in Joint Venture	102,121	98,169
Corporate	31,788	43,709
Total assets	$2,244,550	$2,195,505

Financial Information About Geographical Areas
Financial information about geographical areas for the periods presented was as follows (in thousands). The geographic area is based on the location of the operating facility and no customer accounted for 10% or more of consolidated sales.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023
Sales:
United States	$392,503	$370,485	$1,194,212	$1,140,344
Canada	11,151	11,120	31,657	30,676
Total	$403,654	$381,605	$1,225,869	$1,171,020

	As of
	November 30, 2024	February 29, 2024
Property, plant and equipment, net:
United States	$561,326	$522,693
Canada	18,852	18,959
Total	$580,178	$541,652

7. Investments in Unconsolidated Entity
AVAIL JV
We account for our 40% interest in the AVAIL JV under the equity method of accounting and include our equity in earnings as part of the AZZ Infrastructure Solutions segment. We record our equity in earnings in the AVAIL JV on a one-month lag, and we recorded $12.5 million in equity in earnings for the nine months ended November 30, 2024. As of November 30, 2024, our investment in the AVAIL JV was $102.1 million, which includes an excess of $10.2 million over the underlying value of the net assets of the AVAIL JV. The excess is accounted for as equity method goodwill.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized Balance Sheet
As of
November 30, 2024(1)
Current assets	$321,035
Long-term assets	180,001
Total assets	$501,036

Current liabilities	166,201
Long-term liabilities	123,173
Total liabilities	$289,374
Total partners' capital	211,662
Total liabilities and partners' capital	$501,036

Summarized Operating Data
	Three Months Ended	Nine Months Ended
	November 30, 2024(1)	November 30, 2024(1)
Sales	$150,998	$400,298
Gross profit	42,842	101,928
Net income	21,015	32,036

(1) We report our equity in earnings on a one-month lag basis; therefore, amounts in the summarized financials above are as of and for the three and nine months ended October 31, 2024. Amounts in the table above exclude certain adjustments made by us to record equity in earnings of the AVAIL JV under U.S GAAP for public companies, primarily to reverse the amortization of goodwill.

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
We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap agreements to convert a portion of our variable-rate debt to a fixed rate. On September 27, 2022, we entered into a fixed-rate interest rate swap agreement, which was subsequently amended on October 7, 2022 (the "2022 Swap"), with banks that are parties to the 2022 Credit Agreement, to change the SOFR-based component of the interest rate. The 2022 Swap converts the SOFR portion to 4.277%. On September 24, 2024, we repriced our Term Loan B to SOFR plus 2.50%, resulting in a total fixed rate of 6.777%. The 2022 Swap had an initial notional amount of $550.0 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases by a pro-rata portion of any quarterly principal payments made on the Term Loan B, and the current notional amount is $537.6 million as of November 30, 2024. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates, for a portion of our variable-rate debt. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the 2022 Swap exactly offset changes in cash flows of the variable-rate debt. We designated the 2022 Swap as a cash flow hedge at inception. Cash payments or receipts to settle the 2022 Swap are recognized in interest expense.
At November 30, 2024, changes in fair value attributable to the effective portion of the 2022 Swap were included on the condensed consolidated balance sheets in "Accumulated other comprehensive income." For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on our condensed consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value, to the extent effective, recognized in accumulated other comprehensive income until reclassified into earnings when the interest expense on the underlying debt is reflected in earnings. The portion of a cash flow hedge that does not offset the change in the fair value of the transaction being hedged, which is commonly referred

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to as the ineffective portion, is immediately recognized in earnings. During the nine months ended November 30, 2024, we reclassified $3.8 million before income tax, or $2.9 million net of tax, from other comprehensive income to earnings.
9. Debt
Our long-term debt instruments and balances outstanding for each of the periods presented (in thousands):

	As of
	November 30, 2024	February 29, 2024
Revolving Credit Facility	$40,000	$30,000
Term Loan B	890,250	980,250
Total debt, gross	930,250	1,010,250
Unamortized debt issuance costs	(50,702)	(57,508)
Long-term debt, net	$879,548	$952,742
2022 Credit Agreement and Term Loan B

We have a credit agreement with a syndicate of financial institutions that was entered into on May 13, 2022, and was subsequently amended on August 17, 2023, December 20, 2023, March 20, 2024 and September 24, 2024 (collectively referred to herein as the "2022 Credit Agreement").
The 2022 Credit Agreement includes the following significant terms:
i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company; as of November 30, 2024, the outstanding balance of the Term Loan B was $890.3 million;
ii.provides for a maximum senior secured Revolving Credit Facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), which matures on May 13, 2027;
iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;
iv.borrowings under the Term Loan B bear an interest rate of Secured Overnight Financing Rate ("SOFR") plus 2.50% (following the repricings on March 20, 2024 and September 24, 2024 as described below) and the Revolving Credit Facility bears a leverage-based rate with various tiers between 2.75% and 3.50%; as of November 30, 2024, the interest rate was SOFR plus 2.75%;
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
On September 24, 2024, we completed our third repricing of the Term Loan B. The repricing reduced the margin from SOFR plus 3.25% to SOFR plus 2.50%, for a total reduction of 75 basis points.
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
The weighted average interest rate for our outstanding debt, including the Revolving Credit Facility and the Term Loan B, was 7.77% and 8.54% for the nine months ended November 30, 2024 and 2023, respectively.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Compliance, Outstanding Borrowings and Letters of Credit
Our 2022 Credit Agreement requires us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 4.5. As of November 30, 2024, we were in compliance with all covenants and other requirements set forth in the 2022 Credit Agreement.
As of November 30, 2024, we had $930.3 million of debt outstanding on the Revolving Credit Facility and the Term Loan B, with varying maturities through fiscal 2029. We had approximately $345.7 million of additional credit available as of November 30, 2024.
As of November 30, 2024, we had total outstanding letters of credit in the amount of $14.3 million. These letters of credit are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.
Other Disclosures
Interest expense is comprised as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023
Gross Interest expense	$21,136	$26,633	$68,963	$83,893
Less: Capitalized interest	(1,913)	(778)	(5,057)	(1,562)
Interest expense, net	$19,223	$25,855	$63,906	$82,331
Capitalized interest for the three and nine months ended November 30, 2024 and 2023 relates to interest cost on the construction of the greenfield aluminum coil coating facility in Washington, Missouri. The increase for the nine months ended November 30, 2024 compared to the prior year period was due to the higher average construction work in process.

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
•Level 2: Observable market-based inputs, other than Level 1, or unobservable inputs corroborated by market data; or,
•Level 3: Unobservable inputs that are not corroborated by market data and reflect the Company’s own assumptions.
The carrying amount of our financial instruments (cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities) approximates the fair value of these instruments based upon either their short-term nature or their variable market rate of interest. We have not made an option to elect fair value accounting for any of our financial instruments.
Interest Rate Swap Agreement
Our derivative instrument consists of the 2022 Swap, which is considered a Level 2 of the fair value hierarchy and included in "Other long-term liabilities" in the condensed consolidated balance sheets as of November 30, 2024 and in "Other assets" as of February 29, 2024. The valuation of the 2022 Swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including swap rates, spread and/or index levels and interest rate curves. See Note 8 for more information about the 2022 Swap.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our financial instruments that are measured at fair value on a recurring basis as of November 30, 2024 and February 29, 2024 are as follows (dollars in thousands):

		Fair Value Measurements Using				Fair Value Measurements Using
	Carrying Value				Carrying Value
	November 30, 2024	Level 1	Level 2	Level 3	February 29, 2024	Level 1	Level 2	Level 3
Assets:
Interest Rate Swap Agreement(1)	$—	$—	$—	$—	$3,410	$—	$3,410	$—
Total Assets	$—				$3,410
Liabilities:
Interest Rate Swap Agreement(1)	195	—	195	—	—	—	—	—
Total Liabilities	$195				$—

(1) The fair value of the Company's interest rate swap agreement was an asset at February 29, 2024 and a liability at November 30, 2024.
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
The principal amount of our outstanding debt was $930.3 million and $1,010.3 million at November 30, 2024 and February 29, 2024, respectively. The estimated fair value of our outstanding debt was $934.9 million and $1,010.3 million at November 30, 2024 and February 29, 2024, excluding unamortized debt issuance costs. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads.

11. Leases
We are a lessee under various leases for facilities and equipment. As of November 30, 2024, we were the lessee for 152 operating leases and 58 finance leases with terms of 12 months or more. These leases are reflected in "Right-of-use assets," "Lease liability - short-term" and "Lease liability - long-term" in our consolidated balance sheets.
Our leases are primarily for (i) operating facilities, (ii) vehicles and equipment used in operations, (iii) facilities used for back-office functions, (iv) equipment used for back-office functions, and (v) temporary storage. The majority of our vehicle and equipment leases have both a fixed and variable component.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. We have a significant number of short-term leases, including month-to-month agreements. Our short-term lease agreements include expenses incurred hourly, daily, monthly and

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for other durations of time of one year or less. Our future lease commitments as of November 30, 2024 do not reflect all of our short-term lease commitments.
The following table outlines the classification of right-of-use ("ROU") asset and lease liabilities in the consolidated balance sheets as of November 30, 2024 and February 29, 2024 (in thousands):

	Balance Sheet Classification	As of
		November 30, 2024	February 29, 2024
Assets
Operating right-of-use assets	Right-of-use assets	$20,924	$19,808
Finance right-of-use assets	Right-of-use assets	4,964	3,931
Liabilities
Operating lease liabilities ― short-term	Lease liability - short-term	$6,377	$5,893
Operating lease liabilities ― long-term	Lease liability - long-term	15,202	14,606
Finance lease liabilities ― short-term	Lease liability - short-term	1,057	766
Finance lease liabilities ― long-term	Lease liability - long-term	4,053	3,221
Supplemental information related to our leases was as follows (in thousands, except years and percentages):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023
Operating cash flows from operating leases included in lease liabilities	$1,867	$1,811	$5,426	$5,471
Lease liabilities obtained from new ROU assets - operating	5,345	60	5,979	1,942
Decrease in ROU assets related to lease terminations	—	—	—	(1,294)
Operating cash flows from finance leases included in lease liabilities	86	24	237	61
Financing cash flows from finance leases included in lease liabilities	257	106	689	269
Lease liabilities obtained from new ROU assets - finance leases	394	173	1,813	773

	As of
	November 30, 2024	February 29, 2024
Weighted-average remaining lease term - operating leases	3.96 years	4.12 years
Weighted-average discount rate - operating leases	4.98%	4.49%
Weighted-average remaining lease term - finance leases	4.64 years	5.21 years
Weighted-average discount rate - finance leases	7.04%	6.70%

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines the classification of lease expense related to operating and finance leases in the statements of operations (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023
Operating lease expense:
Cost of sales	$3,365	$2,882	$9,395	$8,942
Selling, general and administrative	481	495	1,458	1,500
Total operating lease expense	3,846	3,377	$10,853	$10,442
Financing lease expense:
Cost of sales	288	115	779	292
Interest expense	86	24	237	61
Total financing lease expense	374	139	1,016	353
Total lease expense	$4,220	$3,516	$11,869	$10,795

As of November 30, 2024, maturities of our lease liabilities were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2025	$1,897	$353	$2,250
2026	7,126	1,355	8,481
2027	5,813	1,316	7,129
2028	3,752	1,229	4,981
2029	3,117	1,009	4,126
2030	1,203	556	1,759
Thereafter	903	170	1,073
Total lease payments	$23,811	$5,988	$29,799
Less imputed interest	(2,232)	(878)	(3,110)
Total	$21,579	$5,110	$26,689
We sublease multiple buildings in Columbia, South Carolina to multiple subtenants. The Columbia sublease agreements are by and between AZZ Precoat Metals and multiple subtenants. Sublease income is recognized over the term of the sublease on a straight-line basis and is reported in the consolidated statement of operations as a reduction to "Cost of sales." Sublease income for the three and nine months ended November 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023
Sublease income	$266	$271	$789	$758

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes
The provision for income taxes reflects an effective tax rate of 26.5% for the three months ended November 30, 2024, compared to 24.6% for the three months ended November 30, 2023. The increase in the effective tax rate is primarily attributable to higher non-deductible items such as compensation limited by IRC Sec. 162(m) and higher state income tax expense, net of federal benefit. The increase is also attributable to lower R&D tax credits related to our 40% investment in the AVAIL JV.
The provision for income taxes reflects an effective tax rate of 24.8% for the nine months ended November 30, 2024 compared to 22.6% for the prior year comparable period. The increase in the effective tax rate is primarily attributable to favorable adjustments for the prior year nine-month period related to uncertain tax positions, partially offset by higher discrete items driven by tax deductions for stock compensation in fiscal year 2025. The increase is also attributable to the increase in state tax expense, net of federal benefit.

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
Liquidation Preference

If we undergo a change of control, bankruptcy, insolvency, liquidation or de-listing of AZZ’s common stock (a "Fundamental Change Event"), holders of Series A Preferred Stock may have elected to (i) receive the as-converted value of AZZ’s common stock at the then-current Conversion Price, (ii) require us to redeem the Series A Preferred Stock in cash for the Redemption Amount (as defined below) or (iii) retain their shares of Series A Preferred Stock if the Fundamental Change Event is a non-cash change of control.

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
Dividends
The Series A Preferred Stock accumulated a 6.0% dividend per annum, or $15.00 per share per quarter. Dividends were payable in cash or in kind, by accreting and increasing the Series A Base Amount (“PIK Dividends”). Dividends were payable on the sum of (i) the aggregate liquidation preference amount of $240.0 million plus (ii) any PIK Dividends. Dividends were accrued daily and paid quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year. Following the calendar quarter ending June 30, 2027, we were not able to elect PIK Dividends and dividends on the Series A Preferred Stock were required to be paid in cash. All dividends were paid in cash through November 30, 2024. The dividend would have increased annually by one percentage point, beginning with the dividend payable for the calendar quarter ending

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2028. Dividends declared and paid for the nine months ended November 30, 2024 and November 30, 2023 were $3.6 million and $10.8 million, respectively.
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
Redemption Features
AZZ had the right to redeem the Series A Preferred Stock at a price equal to the greater of (i) the Series A Base Amount plus accrued but unpaid dividends; (ii) the initial Series A Base Amount (excluding any prior PIK dividends) multiplied by the Return Factor less all dividends paid through the redemption date; or (iii) the amount the holder of such share of convertible preferred stock would have received had such holder, immediately prior to such redemption date, converted such shares of convertible preferred stock into common shares (such greater amount, the "Redemption Amount").
The redemption price under option (ii) contained a "Return Factor," which was equal to 1.4 until May 13, 2024 and, (a) in each of the three years thereafter, would have increased by 0.15, (b) would have increased by an additional 0.15 after May 13, 2024 (the second anniversary of the issuance date of the Series A Preferred Stock) if (i) our ratio of net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined in the 2022 Credit Agreement) on the second anniversary of the issuance date of the Series A Preferred Stock was greater than 3.5-to-1 and (ii) prior to May 13, 2024,we had not consummated dispositions of assets that, in the aggregate, resulted in proceeds in excess of $200.0 million and (c) would have increased by an additional 0.20 on May 13, 2028, (the sixth anniversary of the issuance date of the Series A Preferred Stock) and each anniversary thereafter.
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

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The holders of Series A Preferred Stock also had customary information and preemptive rights, and the Series A Preferred Stock was subject to customary anti-dilution provisions. The Series A Preferred Stock, and all shares of common stock issuable upon conversion of the Series A Preferred Stock, had customary demand and piggyback registration rights pursuant to the registration rights agreement, which was entered into on May 13, 2022 with BTO Pegasus Holdings DE L.P., a Delaware limited partnership (together with its assignees, "Blackstone"). Holders of Series A Preferred Stock were prohibited from transferring shares of Series A Preferred Stock to any competitor of AZZ or activist investors, subject to certain exceptions.

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
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) ("AOCI"), after tax, for the three and nine months ended November 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended November 30, 2024
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(7,189)	$887	$(184)	$(523)	$114	$(6,895)
Other comprehensive income before reclassification	(1,943)	(730)	—	1,037	(188)	(1,824)
Amounts reclassified from AOCI	—	—	—	(663)	—	(663)
Net change in AOCI	(1,943)	(730)	—	374	(188)	(2,487)
Balance as of end of period	$(9,132)	$157	$(184)	$(149)	$(74)	$(9,382)

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended November 30, 2024
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(7,628)	$1,418	$(184)	$2,533	$(33)	$(3,894)
Other comprehensive income before reclassification	(1,504)	(1,261)	—	194	(41)	(2,612)
Amounts reclassified from AOCI	—	—	—	(2,876)	—	(2,876)
Net change in AOCI	(1,504)	(1,261)	—	(2,682)	(41)	(5,488)
Balance as of end of period	$(9,132)	$157	$(184)	$(149)	$(74)	$(9,382)

	Three Months Ended November 30, 2023
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(7,534)	$(1,773)	$119	$3,261	$113	$(5,814)
Other comprehensive income before reclassification	(59)	3,088	—	(22)	(93)	2,914
Amounts reclassified from AOCI	—	—	—	(1,057)	—	(1,057)
Net change in AOCI	(59)	3,088	—	(1,079)	(93)	1,857
Balance as of end of period	$(7,593)	$1,315	$119	$2,182	$20	$(3,957)

	Nine Months Ended November 30, 2023
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(7,571)	$—	$119	$2,879	$—	$(4,573)
Other comprehensive income before reclassification	(22)	1,315	—	1,847	20	3,160
Amounts reclassified from AOCI	—	—	—	(2,544)	—	(2,544)
Net change in AOCI	(22)	1,315	—	(697)	20	616
Balance as of end of period	$(7,593)	$1,315	$119	$2,182	$20	$(3,957)

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Defined Benefit Pension Plan

Pension and Employee Benefit Obligations
In our Precoat Metals segment, certain current or past employees participate in a defined benefit pension plan (the "Plan"). Prior to the Precoat Acquisition, benefit accruals were frozen for all participants. After the freeze, participants no longer accrued benefits under the Plan, and new hires of AZZ Precoat Metals are not eligible to participate in the Plan. As of November 30, 2024, the Plan was underfunded, and we have a net pension obligation of $25.1 million, which is included in "Other long-term liabilities" in the consolidated balance sheets and represents the underfunded portion of the Plan.
The components of net benefit cost other than the employer service cost are included in "Selling, general and administrative" expense. The following table outlines the net benefit cost and its components (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023
Interest cost	$1,711	$1,759	$5,124	$5,276
Expected return on plan assets	(1,491)	(1,488)	(4,465)	(4,463)
Net benefit cost	$220	$271	$659	$813
We paid employer contributions of $6.7 million into the Plan during the nine months ended November 30, 2024. We expect to pay $1.3 million of contributions into the Plan during the remainder of fiscal 2025.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies
Legal
The Company and its subsidiaries are named defendants and plaintiffs in various routine lawsuits incidental to our business. These proceedings include labor and employment claims, various commercial disputes, worker’s compensation and environmental matters, all arising in the normal course of business. As discovery progresses on all outstanding legal matters, the Company continuously evaluates opportunities to either mediate the cases or settle the disputes for nuisance value or the cost of litigation as a way to resolve the disputes prior to trial. As the pending cases progress through additional discovery and potential mediation, our assessment of the likelihood of a favorable or an unfavorable outcome on the pending lawsuits may change. Although the actual outcome of these lawsuits or other proceedings cannot be predicted with any certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other matters cannot be predicted at this time, management, after consultation with legal counsel believes it has strong claims or defenses to all of its legal matters and does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or cash flows.
In 2017, Southeast Texas Industries, Inc. ("STI") filed a breach of contract lawsuit against the Company in the 1st District Court of Jasper County, Texas (the "Court"). In 2020, we filed a counter suit against STI for amounts due to AZZ for work performed. On October 16, 2023, the case went to trial, and on October 27, 2023, the jury rendered a verdict in favor of STI and against AZZ Beaumont in the amount of $5.5 million in damages for breach of contract and breach of express warranty. A final judgment amount was entered by the Court on February 14, 2024. We filed our Notice of Appeal on May 14, 2024, and purchased our supersedeas bond on May 23, 2024. We are still waiting on the trial transcript from the court reporter and the appellate process is tolled until the transcript is delivered to the parties. We believe we have strong grounds for an appeal, and will pursue all available appellate options. The appeal process is expected to take two years. As of November 30, 2024, we have recorded a legal accrual of $5.5 million, which is included in "Other accrued liabilities" on our consolidated balance sheets, reflecting our best estimate of the probable loss. Our estimate of the probable loss may change throughout the appellate process. Our supersedeas bond was purchased to cover the final judgment amount throughout the duration of the appellate process.
A litigation matter between AZZ, as Plaintiff, and a previous customer of an affiliate of the AIS business, which was retained following the disposition of the AIS business, is scheduled to go to trial in January 2025. As of November 30, 2024, we have a receivable due from the Defendant, net of allowance, of $5.2 million, which is included in "Trade accounts receivable, net of allowance for credit losses" in the consolidated balance sheets. This receivable balance represents our best estimate of the amount we expect to collect, which may change depending upon the outcome of the trial.
Prior to AZZ's acquisition of Precoat Metals on May 13, 2022, Precoat Metals sold its Armorel Arkansas facility to Nucor Coatings Corporation ("Nucor") via a purchase agreement dated October 27, 2020 ("2020 Agreement"). On December 14, 2022, Nucor subsequently filed a lawsuit against Precoat Metals for indemnification for breach of environmental representations and warranties made in the 2020 Agreement. In the lawsuit, Nucor asserted that it has sustained certain damages resulting from Precoat Metal’s breach of its indemnification obligations that were set forth in the 2020 Agreement. The parties attended a mediation on March 18, 2024, and although the Company believed Nucor’s case was deficient and it had very strong defenses to the allegations asserted by Nucor, management determined that it was still in the best interest of the Company to settle all matters for the estimated cost of defense in an effort to retain and fortify its current commercial relationships with Nucor, who is both a customer and supplier to the Company. The parties mutually agreed to resolve all disputed matters for $5.25 million. The $5.25 million settlement amount was included in "Other accrued liabilities" in the consolidated balance sheet as of February 29, 2024. The settlement amount was paid by the Company to Nucor on September 9, 2024.

On July 29, 2024, Gainesville Associates, LLC ("Gainesville Associates") filed a complaint (the "Complaint") in the Circuit Court of Prince William County, Virginia against AZZ, Atlantic Research, LLC ("ARC"), Precoat Metals Corporation, and Chromalloy Corporation (collectively "Defendants"), asserting claims for breach of contract against ARC and unjust enrichment against all Defendants. The Complaint arose out of a lease, dated January 1, 1976, between Gainesville Associates as landlord and ARC as tenant (as subsequently amended in 1982, 2012, 2013 and 2017, the "Lease") for property in Gainesville, Virginia (the "Property"). ARC ceased using the property in 2005 after which point ARC remained in the Lease to complete its obligations on the property pursuant to a consent decree entered into between the U.S. Environmental Protection Agency ("EPA") and ARC in 1992. ARC satisfied its obligations under the consent decree in 2018 (other than ongoing well water monitoring and testing) and terminated the Lease in 2019. In its Complaint, Gainesville Associates alleged that ARC breached certain provisions of the Lease. On September 3, 2024, Defendants removed the action to the United States District Court of the Eastern District of Virginia. On September 24, 2024, Defendants filed a motion to dismiss the Complaint. On

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 30, 2024, the claim was denied and the court ordered the parties to mediate. The parties attended the court ordered mediation on December 3, 2024, and although the Company believed the Gainesville Associates' case was deficient and it had very strong defenses to the allegations asserted by Gainesville Associates, management determined that it was still in the best financial interest of the Company to settle all matters for the estimated cost of defense. The parties mutually agreed to resolve all disputed matters for $6.0 million, of which our portion was $1.9 million. We have recognized $0.5 million of legal expenses and have accrued an additional $3.0 million related to this matter. The accrual consists of estimated legal expenses of $1.1 million, as well as the settlement amount of $1.9 million, and is included in "Other accrued liabilities" in the consolidated balance sheet as of November 30, 2024. The settlement payment is expected to be made during the fourth quarter of fiscal year 2025.
Environmental
As of November 30, 2024, the reserve balance for our environmental liabilities was $19.6 million, of which $2.2 million is classified as current. Environmental remediation liabilities include costs directly associated with site investigation and site remediation, such as materials, external contractor costs, legal and consulting expenses and incremental internal costs directly related to ongoing remediation plans. Estimates used to record environmental remediation liabilities are based on the Company's best estimate of probable future costs based on site-specific facts and circumstances known at the time of these estimates and they are updated on a quarterly basis. Estimates of the cost for the potential or ongoing remediation plans are developed using internal resources and third-party environmental engineers and consultants.
The Company accrues the anticipated cost of environmental remediation when the obligation is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. While any revisions to the Company's environmental remediation liabilities could potentially be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional remediation expenses to have an adverse material effect on its financial position, results of operations, or cash flows.
Capital Commitments—Greenfield Aluminum Coil Coating Facility
We are expanding our coatings capabilities by constructing a new 25-acre aluminum coil coating facility in Washington, Missouri that is expected to be operational in calendar year 2025 (the Company's fiscal year 2026). The new greenfield facility will be included in the AZZ Precoat Metals segment and is supported by a take-or-pay contract for approximately 75% of the output from the new plant. We expect to spend approximately $124.0 million in capital payments over the life of the project, of which $60.8 million was paid prior to fiscal 2025 and $46.8 million was paid during the nine months ended November 30, 2024. The remaining balance of $16.4 million is on schedule to occur by the first quarter of fiscal 2026, of which we have capital commitments of $9.7 million.
Commodity pricing
    As of November 30, 2024, we had non-cancelable forward contracts to purchase approximately $4.7 million of zinc at various volumes and delivery prices for December 2024. We also had non-cancelable forward contracts to purchase approximately $8.6 million of natural gas at various volumes and commodity plus delivery prices between December 2024 and November 2025. All such contracts expire by the third quarter of fiscal 2026. We had no other contracted commitments for any other commodities including steel, aluminum, copper, zinc, nickel-based alloys, natural gas, except for those entered into under the normal course of business.

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
The following discussion should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024, and with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

Business Operations Update
Our results for the nine months ended November 30, 2024 (the "current nine-month period") were favorably impacted by the growth in demand for our manufactured solutions in the construction and utilities industries.
The demand for our manufactured solutions was the primary contributor to net income of $108.6 million for the nine months ended November 30, 2024. Our operating results for the three and nine months ended November 30, 2024, including operating results by segment, are described in the summary on the following page, and detailed descriptions can be found below under "Results of Operations."
Our operations generated $185.6 million of cash for the current nine-month period. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found below under "Liquidity and Capital Resources."
Outlook
While it is difficult to predict future North American economic activity and its impact on the demand for our galvanizing and coil coating solutions, as well the impact that political or regulatory developments may have on us, several factors are outlined below that may impact our results of operations during the fourth quarter of fiscal 2025.

•Sales prices in our AZZ Metal Coatings segment are expected to remain consistent with current levels. Fluctuations in product mix, along with competitive market pressures, may impact selling price.
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
•Customer inventories for our AZZ Precoat Metals segment remain at normal seasonal levels, which should support the continued demand for our coil coating solutions.

RESULTS OF OPERATIONS

Overview
We are a provider of hot-dip galvanizing and coil coating solutions to a broad range of end-markets, predominantly in North America. We operate three distinct business segments, the AZZ Metal Coatings segment, the AZZ Precoat Metals segment, and the AZZ Infrastructure Solutions segment. Our discussion and analysis of financial condition and results of operations is divided by each of our segments, along with corporate costs and other costs not specifically identifiable to a segment. For a reconciliation of segment operating income to consolidated operating income, see "Item I. Financial Statements—Note 6". Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment.  We use sales and operating income by segment to evaluate the performance of our segments.  Segment operating income consists of sales less cost of sales and selling, general and administrative expenses that are specifically identifiable to a segment.

QUARTER ENDED NOVEMBER 30, 2024 COMPARED TO THE QUARTER ENDED NOVEMBER 30, 2023

Segment Sales and Operating Income
The following tables contain operating segment data by segment, for the Company's corporate operations and on a consolidated basis (in thousands):

	Three Months Ended November 30, 2024
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$168,599	$235,055	$—	$—	$403,654
Cost of sales	116,542	189,334	—	—	305,876
Gross margin	52,057	45,721	—	—	97,778

Selling, general and administrative	5,684	8,641	29	24,889	39,243
Operating income (loss)	46,373	37,080	(29)	(24,889)	58,535

Interest expense	—	—	—	(19,223)	(19,223)
Equity in earnings of unconsolidated subsidiaries	—	—	7,168	—	7,168
Other income (expense)	116	—	—	(879)	(763)
Income (loss) before income tax	$46,489	$37,080	$7,139	(44,991)	45,717
Income tax expense				12,114	12,114
Net income (loss)				$(57,105)	$33,603

See notes below.

	Three Months Ended November 30, 2023
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$163,186	$218,419	$—	$—	$381,605
Cost of sales	115,952	177,504	—	—	293,456
Gross margin	47,234	40,915	—	—	88,149

Selling, general and administrative	9,392	8,163	290	17,480	35,325
Operating income (loss)	37,842	32,752	(290)	(17,480)	52,824

Interest expense	—	—	—	(25,855)	(25,855)
Equity in earnings of unconsolidated subsidiaries	—	—	8,742	—	8,742
Other expense	(29)	—	—	(12)	(41)
Income (loss) before income tax	$37,813	$32,752	$8,452	(43,347)	35,670
Income tax expense				8,780	8,780
Net income (loss)				$(52,127)	$26,890

(1) Infrastructure Solutions segment includes our equity in earnings from our investment in the AVAIL JV as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business.
(2) Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.

Sales
For the three months ended November 30, 2024 (the "current quarter"), consolidated sales increased $22.0 million, or 5.8%, compared to the three months ended November 30, 2023 (the "prior year quarter").

Sales for the AZZ Metal Coatings segment increased $5.4 million, or 3.3%, for the current quarter, compared to the prior year quarter. The increase was primarily due to $9.9 million resulting from a higher volume of steel processed, partially offset by a decrease in selling price of $2.5 million, due to product mix. Other sales decreased $2.0 million.
Sales for the AZZ Precoat Metals segment increased $16.6 million, or 7.6% for the current quarter. The increase is due to a higher volume of coil coated in the current quarter, compared to the prior year quarter, and an increase in the average price due to product mix.
Operating Income
For the current quarter, consolidated operating income was $58.5 million, an increase of $5.7 million, or 10.8%, compared to the prior year quarter.
Operating income for the AZZ Metal Coatings segment increased $8.5 million, or 22.5%, for the current quarter, compared to the prior year quarter. The increase was due to increased sales as described above, partially offset by an increase in cost of sales. The increase in cost of sales of $0.6 million was primarily due to a $3.1 million increase in overhead costs and a $0.8 million increase in labor costs, partially offset by a $3.4 million decrease in zinc cost. Selling, general and administrative expense decreased $3.7 million, due to a legal reserve in the prior year, partially offset by an increase in compensation costs.

Operating income for the AZZ Precoat Metals segment increased $4.3 million, or 13.2% for the current quarter. The increase is primarily due to increased sales as described above, offset by higher cost of sales. Cost of sales increased $11.8 million, primarily due to variable costs related to the increased volume of coil coated and an increase in fixed costs. Selling, general and administrative expense increased $0.5 million.
Corporate Expenses
Corporate selling, general and administrative expenses increased $7.4 million, or 42.4%, for the current quarter, compared to the prior year quarter. The increase was primarily due to: an increase in salaries and wages, due to retirement and other severance expense for certain executive management employees; increased incentive expense, due to improved performance of the Company; an increase in stock-based compensation related to the Company's employee stock purchase plan, due to the increase in AZZ's common stock price; a legal settlement and other legal expenses related to a non-operating entity of $3.5 million; and transition services agreement fees associated with the AVAIL JV, which were received in the prior year quarter, with no comparable receipt in the current quarter.
Interest Expense
Interest expense for the current quarter decreased $6.6 million, to $19.2 million, compared to $25.9 million for the prior year quarter. The decrease in interest expense is primarily attributable to a decrease in the weighted average debt outstanding of $111.2 million and a decrease in the weighted average interest rate of 1.3% in the current quarter compared to the prior year quarter, coupled with higher capitalized interest of $1.1 million associated with the construction of the new plant in Washington, Missouri.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated subsidiaries for the current quarter decreased $1.6 million, to $7.2 million, compared to $8.7 million in the prior year quarter. The decrease is due to lower earnings from the AVAIL JV in the current quarter compared to the prior year quarter.
See Note 7 of our consolidated financial statements for more information about the AVAIL JV.
Income Taxes
The provision for income taxes reflects an effective tax rate of 26.5% for the current quarter, compared to 24.6% for the prior year quarter. The increase in the effective tax rate is primarily attributable to higher non-deductible items such as compensation limited by IRC Sec. 162(m) and higher state income tax expense, net of federal benefit. The increase is also attributable to lower research and development tax credits related to our 40% investment in the AVAIL JV.

NINE MONTHS ENDED NOVEMBER 30, 2024 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 2023

Segment Sales and Operating Income
The following tables contain operating segment data by segment, for the Company's corporate operations and on a consolidated basis (in thousands):

	Nine Months Ended November 30, 2024
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$516,750	$709,119	$—	$—	$1,225,869
Cost of sales	357,471	564,436	—	—	921,907
Gross margin	159,279	144,683	—	—	303,962

Selling, general and administrative	17,286	24,980	67	65,699	108,032
Operating income (loss)	141,993	119,703	(67)	(65,699)	195,930

Interest expense	—	—	—	(63,906)	(63,906)
Equity in earnings of unconsolidated subsidiaries	—	—	12,470	—	12,470
Other income (expense)	165	—	—	(307)	(142)
Income (loss) before income tax	$142,158	$119,703	$12,403	(129,912)	144,352
Income tax expense				35,728	35,728
Net income (loss)				$(165,640)	$108,624

See notes below.

	Nine Months Ended November 30, 2023
	Metal Coatings	Precoat Metals(4)	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$501,816	$669,204	$—	$—	$1,171,020
Cost of sales	353,280	535,326	—	—	888,606
Gross margin	148,536	133,878	—	—	282,414

Selling, general and administrative	20,143	24,429	6,244	52,271	103,087
Operating income (loss)	128,393	109,449	(6,244)	(52,271)	179,327

Interest expense	—	—	—	(82,331)	(82,331)
Equity in earnings of unconsolidated subsidiaries	—	—	11,136	—	11,136
Other income (expense)	(40)	—	—	49	9
Income (loss) before income tax	$128,353	$109,449	$4,892	(134,553)	108,141
Income tax expense				24,397	24,397
Net income (loss)				$(158,950)	$83,744

(1) Infrastructure Solutions segment includes our equity in earnings from our investment in the AVAIL JV as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business.
(2) Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
Sales
For the current nine-month period, consolidated sales increased $54.8 million, or 4.7%, compared to the nine months ended November 30, 2023 (the "prior year nine-month period").
Sales for the AZZ Metal Coatings segment increased $14.9 million, or 3.0%, for the current nine-month period, compared to the prior year nine-month period. The increase in sales was primarily due to an increase of $23.0 million resulting from a higher volume of steel processed during the period, partially offset by a decrease of $4.4 million in selling price, due to product mix. Other sales decreased $3.7 million.
Sales for the AZZ Precoat Metals segment increased $39.9 million, or 6.0% for the current nine-month period, primarily due to a higher volume of coil coated, partially offset by a decrease in selling price due to product mix.
Operating Income
For the current nine-month period, consolidated operating income increased $16.6 million, or 9.3%, to $195.9 million, compared to the prior year nine-month period.
Operating income for the AZZ Metal Coatings segment increased $13.6 million, or 10.6% for the current nine-month period, compared to the prior year nine-month period. The increase was due to improved sales as described above, and lower selling, general and administrative expenses, partially offset by higher cost of sales. Cost of sales increased $4.2 million, primarily due to higher labor and overhead costs of $13.8 million, partially offset by a decrease in zinc costs of $9.6 million. Selling, general and administrative expense decreased $2.9 million primarily due to a legal reserve in the prior year, partially offset by an increase in compensation costs.
Operating income for the AZZ Precoat Metals segment increased $10.3 million, or 9.4%. The increase is primarily due to the increase in sales as described above, offset by higher cost of sales. Cost of sales increased $29.0 million, primarily due to variable costs related to the increased volume of coil coated.
Operating income for the AZZ Infrastructure Solutions segment increased $6.2 million, primarily due to a legal settlement of $5.75 million and legal expenses associated with the settlement in the prior year nine-month period.
Corporate Expenses
Corporate selling, general and administrative expenses increased $13.4 million, or 25.7%, for the current nine-month period, compared to the prior year nine-month period. The increase was primarily due to: an increase in salaries and wages, due to the retirement and other severance expense for certain executive management employees; increased incentive expense due to improved performance of the Company; an increase in stock-based compensation related to our employee stock purchase plan, due to the increase in AZZ's common stock price; a legal settlement and other legal expenses related to a non-operating entity of $3.5 million; and transition services agreement fees associated with the AVAIL JV, which were received in the prior year nine-month period, with no comparable receipt in the current nine-month period.
Interest Expense
Interest expense for the current nine-month period decreased $18.4 million, to $63.9 million, compared to $82.3 million for the prior year nine-month period. The decrease in interest expense is primarily attributable to a decrease in the weighted average debt outstanding of $109.4 million and a decrease in the weighted average interest rate of 1.05% in the current nine-month period compared to the prior year nine-month period, coupled with higher capitalized interest of $3.5 million associated with the construction of the new plant in Washington, MO.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated subsidiaries for the current nine-month period increased $1.3 million, to $12.5 million, compared to $11.1 million in the prior year nine-month period. The increase is due to higher earnings from the AVAIL JV, primarily driven by AVAIL's enclosure business.
See Note 7 of our consolidated financial statements for more information about the AVAIL JV.
Income Taxes
The provision for income taxes reflects an effective tax rate of 24.8% for the current nine-month period compared to 22.6% for the prior year nine-month period. The increase in the effective tax rate is primarily attributable to favorable adjustments for the prior year nine-month period related to uncertain tax positions, partially offset by higher discrete items driven by tax deductions for stock compensation in fiscal year 2025. The increase is also attributable to the increase in state tax expense, net of federal benefit.

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
As of November 30, 2024, our total liquidity of $347.2 million consisted of available capacity on our Revolving Credit Facility of $345.7 million and cash and cash equivalents of $1.5 million.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended November 30,
	2024	2023
Net cash provided by operating activities	$185,597	$180,928
Net cash used in investing activities	(85,100)	(66,853)
Net cash used in financing activities	(103,912)	(109,444)
Net cash provided by operating activities for the current nine-month period was $185.6 million, driven primarily by net income from continuing operations of $108.6 million, adjusted to exclude non-cash charges, net of non-cash income of $69.1 million, an increase in cash resulting from a reduction in working capital of $2.9 million, a decrease in cash resulting from changes in other long-term assets and liabilities, including deferred taxes, of $1.8 million and a cash distribution received on the investment in the AVAIL JV of $6.8 million. The reduction in working capital is due primarily to increases in accounts payable, other accrued liabilities and income taxes payable, as well as a reduction in inventories and accounts receivable; partially offset by increases in other receivables, prepaid expenses and contract assets due to higher sales. Net cash provided by operating activities was used to fund $85.9 million of capital expenditures, make net payments on long-term debt and finance leases liabilities of $82.2 million, make dividend payments of $18.0 million and make payments for taxes related to net share settlement of equity awards of $5.0 million. We also completed a secondary public offering of 4.6 million shares of our common stock, which provided cash, net of offering costs, of $310.2 million, which was used to redeem our 240,000 shares of Series A Preferred Stock for $308.9 million.
Net cash provided by operating activities for the prior year nine-month period was $180.9 million, driven primarily by net income of $83.7 million, adjusted to exclude non-cash charges, net of non-cash income of $63.3 million and an increase in cash resulting from an decrease in working capital of $38.8 million, partially offset by a decrease in cash resulting from other long-term assets and liabilities, including deferred taxes, of $4.9 million. Net cash provided by operating activities was used to fund $66.9 million of capital expenditures, make net payments on long-term debt and finance leases liabilities of $86.6 million, make dividend payments of $23.6 million and make payments for taxes related to net share settlement of equity awards of $0.8 million.
Financing and Capital
2022 Credit Agreement and Term Loan B
We have a credit agreement with a syndicate of financial institutions that was entered into on May 13, 2022, and was subsequently amended on August 17, 2023, December 20, 2023, March 20, 2024 and September 24, 2024 (collectively referred to herein as the "2022 Credit Agreement").
The 2022 Credit Agreement includes the following significant terms:
i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company; as of November 30, 2024, the outstanding balance of the Term Loan B was $890.3 million;
ii.provides for a maximum senior secured Revolving Credit Facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), which matures on May 13, 2027;

iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;
iv.borrowings under the Term Loan B bear an interest rate of Secured Overnight Financing Rate ("SOFR") plus 2.50%, which is part of, and not in addition to, the Revolving Credit Facility;
v.borrowings under the Term Loan B bear an interest rate of Secured Overnight Financing Rate ("SOFR") plus 2.50% (following the repricings on March 20, 2024 and September 24, 2024 as described below) and the Revolving Credit Facility bears a leverage-based rate with various tiers between 2.75% and 3.50%; as of November 30, 2024, the interest rate was SOFR plus 2.75%;
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
On September 24, 2024, we completed our third repricing of the Term Loan B. The repricing reduced the margin from SOFR plus 3.25% to SOFR plus 2.50%, for a total reduction of 75 basis points.
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
The weighted average interest rate for our outstanding debt, including the Revolving Credit Facility and the Term Loan B, was 7.77% and 8.54% for the nine months ended November 30, 2024 and 2023, respectively.
Debt Compliance and Outstanding Borrowings
Our 2022 Credit Agreement requires us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 4.5. As of November 30, 2024, we were in compliance with all covenants and other requirements set forth in the 2022 Credit Agreement.
As of November 30, 2024, we had $930.3 million of debt outstanding on the Revolving Credit Facility and the Term Loan B, with varying maturities through fiscal 2029. We had approximately $345.7 million of additional credit available as of November 30, 2024.
Letters of Credit
As of November 30, 2024, we had total outstanding letters of credit in the amount of $14.3 million. These letters of credit are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.
Interest Rate Swap
We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap agreements to convert a portion of our variable-rate debt to a fixed rate. On September 27, 2022, we entered into a fixed-rate interest rate swap agreement, which was subsequently amended on October 7, 2022 (the "2022 Swap"), with banks that are parties to the 2022 Credit Agreement, to change the SOFR-based component of the interest rate. The 2022 Swap converts the SOFR portion to 4.277%. On September 24, 2024, we repriced our Term Loan B to SOFR plus 2.50%, resulting in a total fixed rate of 6.777%. See "2022 Credit Agreement and Term Loan B" section above for information related to the repricing of the Company's Term Loan B on September 24, 2024. The 2022 Swap had an initial notional amount of $550.0 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases by a pro-rata portion of any quarterly principal payments made on the Term Loan B, and the current notional amount is $537.6 million as of November 30, 2024. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates, for a portion of our variable-rate debt. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the 2022 Swap exactly offset changes in cash flows of the variable-rate debt. We designated the 2022 Swap as a cash flow hedge at inception. Cash payments or receipts to settle the 2022 Swap are recognized in interest expense.
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
Capital Commitments—Greenfield Aluminum Coil Coating Facility
We are expanding our coatings capabilities by constructing a new 25-acre aluminum coil coating facility in Washington, Missouri that is expected to be operational in calendar year 2025 (the Company's fiscal year 2026). The new greenfield facility will be included in the AZZ Precoat Metals segment and is supported by a take-or-pay contract for approximately 75% of the output from the new plant. We expect to spend approximately $124.0 million in capital payments over the life of the project, of which $60.8 million was paid prior to fiscal 2025 and $46.8 million was paid during the nine months ended November 30, 2024. The remaining balance of $16.4 million is on schedule to occur by the first quarter of fiscal 2026, of which we have capital commitments of $9.7 million. The remaining payments through fiscal 2026 are expected to be funded through cash flows from operations.
Share Repurchase Program
During the nine months ended November 30, 2024 and 2023, we did not repurchase shares of common stock under the 2020 Share Authorization. As of November 30, 2024, we had $53.2 million available under the 2020 Share Authorization that may be used to purchase shares in the future. See "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”
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
As of November 30, 2024, we had non-cancelable forward contracts to purchase approximately $4.7 million of zinc at various volumes and delivery prices for December 2024. We also had non-cancelable forward contracts to purchase approximately $8.6 million of natural gas at various volumes and commodity plus delivery prices between December 2024 and

November 2025. All such contracts expire by the third quarter of fiscal 2026. We had no other contracted commitments for any other commodities including steel, aluminum, copper, zinc, nickel-based alloys, natural gas, except for those entered into under the normal course of business.
Off Balance Sheet Arrangements and Contractual Obligations
As of November 30, 2024, we did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes.
There were no significant changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates disclosed in "Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the year ended February 29, 2024.

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
Management defines adjusted net income and adjusted earnings per share to exclude intangible asset amortization, acquisition expenses, transaction related expenses, certain legal settlements and accruals, and certain expenses related to non-recurring events from the reported GAAP measure. Management defines Adjusted EBITDA as adjusted earnings excluding depreciation, amortization, interest and provision for income taxes. Management believes Adjusted EBITDA is used by investors to analyze operating performance and evaluate the Company's ability to incur and service debt and its capacity for making capital expenditures in the future.
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
The following tables provide a reconciliation for the three and nine months ended November 30, 2024 and 2023 between the non-GAAP Adjusted Earnings Measures to the most comparable measures, calculated in accordance with GAAP (dollars in thousands, except per share data):

Adjusted Net Income and Adjusted Earnings Per Share

	Three Months Ended November 30,				Nine Months Ended November 30,
	2024		2023		2024		2023
	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)
Net income	$33,603		$26,890		$108,624		$83,744
Less: Series A Preferred Stock dividends	—		(3,600)		(1,200)		(10,800)
Less: Redemption premium on Series A Preferred Stock	—		—		(75,198)		—
Net income available to common shareholders(2)	33,603		23,290		32,226		72,944
Impact of Series A Preferred Stock dividends(2)	—		3,600		1,200		10,800
Net income and diluted earnings per share for Adjusted net income calculation(2)	33,603	1.12	26,890	0.92	33,426	1.11	83,744	2.86
Adjustments:
Amortization of intangible assets	5,773	0.19	5,872	0.20	17,353	0.58	18,108	0.62
Legal settlement and accrual(3)	3,483	0.12	4,500	0.15	3,483	0.12	10,250	0.35
Retirement and other severance expense(4)	1,666	0.06	—	—	3,554	0.12	—	—
Redemption premium on Series A Preferred Stock(5)	—	—	—	—	75,198	2.50	—	—
Subtotal	10,922	0.37	10,372	0.35	99,588	3.31	28,358	0.97
Tax impact(6)	(2,621)	(0.09)	(2,489)	(0.08)	(5,854)	(0.19)	(6,806)	(0.23)
Total adjustments	8,301	0.28	7,883	0.27	93,734	3.11	21,552	0.74
Adjusted net income and adjusted earnings per share (non-GAAP)	$41,904	$1.39	$34,773	$1.19	$127,160	$4.22	$105,296	$3.60

Weighted average shares outstanding - Diluted for Adjusted earnings per share(2)		30,118		29,330		30,123		29,278

See notes on page 43.

Adjusted EBITDA

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023
Net income	$33,603	$26,890	$108,624	$83,744
Interest expense	19,223	25,855	63,906	82,331
Income tax expense	12,114	8,780	35,728	24,397
Depreciation and amortization	20,633	20,357	61,383	59,034
Adjustments:
Legal settlement and accrual(3)	3,483	4,500	3,483	10,250
Retirement and other severance expense(4)	1,666	—	3,554	—
Adjusted EBITDA (non-GAAP)	$90,722	$86,382	$276,678	$259,756
See notes on page 43.

Adjusted EBITDA by Segment

A reconciliation of Adjusted EBITDA by segment to net income is as follows (in thousands):

	Three Months Ended November 30, 2024
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$46,489	$37,080	$7,139	$(57,105)	$33,603
Interest expense	—	—	—	19,223	19,223
Income tax expense	—	—	—	12,114	12,114
Depreciation and amortization	6,614	7,903	—	6,116	20,633
Adjustments:
Legal settlement and accrual(3)	—	—	—	3,483	3,483
Retirement and other severance expense(4)	—	—	—	1,666	1,666
Adjusted EBITDA (non-GAAP)	$53,103	$44,983	$7,139	$(14,503)	$90,722
See notes on page 43.

	Three Months Ended November 30, 2023
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$37,813	$32,752	$8,452	$(52,127)	$26,890
Interest expense	—	—	—	25,855	25,855
Income tax expense	—	—	—	8,780	8,780
Depreciation and amortization	6,678	7,501	—	6,178	20,357
Adjustments:
Legal settlement and accrual(3)	4,500	—	—	—	4,500
Adjusted EBITDA (non-GAAP)	$48,991	$40,253	$8,452	$(11,314)	$86,382

See notes on page 43.

	Nine Months Ended November 30, 2024
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$142,158	$119,703	$12,403	$(165,640)	$108,624
Interest expense	—	—	—	63,906	63,906
Income tax expense	—	—	—	35,728	35,728
Depreciation and amortization	19,955	23,134	—	18,294	61,383
Adjustments:
Legal settlement and accrual(3)	—	—	—	3,483	3,483
Retirement and other severance expense(4)	—	—	—	3,554	3,554
Adjusted EBITDA (non-GAAP)	$162,113	$142,837	$12,403	$(40,675)	$276,678
See notes on page 43.

	Nine Months Ended November 30, 2023
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$128,353	$109,449	$4,892	$(158,950)	$83,744
Interest expense	—	—	—	82,331	82,331
Income tax expense	—	—	—	24,397	24,397
Depreciation and amortization	19,647	20,407	—	18,980	59,034
Adjustments:
Legal settlement and accrual(3)	4,500	—	5,750	—	10,250
Adjusted EBITDA (non-GAAP)	$152,500	$129,856	$10,642	$(33,242)	$259,756

See notes on page 43.

Debt Leverage Ratio Reconciliation

	Trailing Twelve Months Ended
	November 30,	February 29,
	2024	2024
Gross debt	$930,250	$1,010,250
Less: Cash per bank statement	(10,233)	(24,807)
Add: Finance lease liability	5,110	3,987
Consolidated indebtedness	$925,127	$989,430

Net income	$126,487	$108,624
Depreciation and amortization	81,771	61,383
Interest expense	88,641	63,907
Income tax expense	39,827	35,728
EBITDA per Credit Agreement	336,726	269,642
Cash items(7)	15,230	25,443
Non-cash items(8)	12,634	9,510
Equity in earnings, net of distributions	(6,863)	(12,294)
Adjusted EBITDA per Credit Agreement	$357,727	$292,301

Net leverage ratio	2.6x	3.4x

(1) Earnings per share amounts included in the "Adjusted net income and Adjusted Earnings Per Share" table above may not sum due to rounding differences.
(2) For the nine months ended November 30, 2024, diluted earnings per share is based on weighted average shares outstanding of 29,076, as the
Series A Preferred Stock that was redeemed May 9, 2024 is anti-dilutive. The calculation of adjusted diluted earnings per share is based on weighted average shares outstanding of 30,123, as the Series A Preferred Stock is dilutive to adjusted diluted earnings per share. Adjusted net income for adjusted earnings per share also includes the addback of Series A Preferred Stock dividends for the periods noted above. For further information regarding the calculation of earnings per share, see "Item I. Financial Statements—Note 3."
(3) For the three and nine months ended November 30, 2024, represents a legal settlement and accrual related to a non-operating entity, and is classified as “Corporate” in our operating segment disclosure. For the three months ended November 30, 2023 represents a legal accrual related to the Metal Coatings segment of $4.5 million. For the nine months ended November 30, 2023, consists of the $4.5 million accrual for the Metal
Coatings segment and $5.75 million for the settlement of a litigation matter related to the AIS segment that was retained following the sale of the
AIS business. See "Item I. Financial Statements—Note 16."
(4) Related to retention and transition of certain executive management employees.
(5) On May 9, 2024, we redeemed the Series A Preferred Stock. The redemption premium represents the difference between the redemption amount paid and the book value of the Series A Preferred Stock.
(6) The non-GAAP effective tax rate for each of the periods presented is estimated at 24.0%.
(7) Cash items includes certain legal settlements, accruals, and retirement and other severance expense, and costs associated with the AVAIL JV transition services agreement.
(8) Non-cash items include stock-based compensation expense and other non-cash expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk disclosures during the three and nine months ended November 30, 2024. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended February 29, 2024.
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
On July 29, 2024, Gainesville Associates, LLC ("Gainesville Associates") filed a complaint (the "Complaint") in the Circuit Court of Prince William County, Virginia against AZZ, Atlantic Research, LLC ("ARC"), Precoat Metals Corporation, and Chromalloy Corporation (collectively "Defendants"), asserting claims for breach of contract against ARC and unjust enrichment against all Defendants. The Complaint arose out of a lease, dated January 1, 1976, between Gainesville Associates as landlord and ARC as tenant (as subsequently amended in 1982, 2012, 2013 and 2017, the "Lease") for property in Gainesville, Virginia (the "Property"). ARC ceased using the property in 2005 after which point ARC remained in the Lease to complete its obligations on the property pursuant to a consent decree entered into between the U.S. Environmental Protection Agency ("EPA") and ARC in 1992. ARC satisfied its obligations under the consent decree in 2018 (other than ongoing well water monitoring and testing) and terminated the Lease in 2019. In its Complaint, Gainesville Associates alleged that ARC breached certain provisions of the Lease. On September 3, 2024, Defendants removed the action to the United States District Court of the Eastern District of Virginia. On September 24, 2024, Defendants filed a motion to dismiss the Complaint. On October 30, 2024, the claim was denied and the court ordered the parties to mediate. The parties attended the court ordered mediation on December 3, 2024, and although the Company believed the Gainesville Associates' case was deficient and it had very strong defenses to the allegations asserted by Gainesville Associates, management determined that it was still in the best financial interest of the Company to settle all matters for the estimated cost of defense. The parties mutually agreed to resolve all disputed matters for $6.0 million, of which our portion was $1.9 million. We have recognized $0.5 million of legal expenses and have accrued an additional $3.0 million related to this matter. The accrual consists of estimated legal expenses of $1.1 million, as well as the settlement amount of $1.9 million, and is included in "Other accrued liabilities" in the consolidated balance sheet as of November 30, 2024.
In addition to the foregoing, the Company and its subsidiaries are named defendants and plaintiffs in various routine lawsuits incidental to our business. These proceedings include labor and employment claims, various commercial disputes, worker’s compensation and environmental matters, all arising in the normal course of business. As discovery progresses on all outstanding legal matters, the Company continuously evaluates opportunities to either mediate the cases or settle the disputes for nuisance value or the cost of litigation as a way to resolve the disputes prior to trial. As the pending cases progress through additional discovery and potential mediation, our assessment of the likelihood of a favorable or an unfavorable outcome on the pending lawsuits may change. Although the actual outcome of these lawsuits or other proceedings cannot be predicted with any certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other matters cannot be predicted at this time, management, after consultation with legal counsel believes it has strong claims or defenses to all of its legal matters and does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or cash flows. For further discussion of the Company's legal proceedings, see "Part 1. Item 1. Financial Statements—Note 16."
Item 1A. Risk Factors
There are numerous factors that affect our business, financial condition, results of operations and cash flows, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to "Part I. Item 1A. Risk Factors" and "Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report for the fiscal year ended February 29, 2024, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently projected in the forward-looking statements contained therein.
There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under "Part I. Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2024.
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
The Company did not purchase any shares of common stock under the 2020 Share Authorization during the nine months ended November 30, 2024. As of November 30, 2024, we had $53.2 million remaining under the 2020 Share Authorization that may be used to repurchase outstanding shares of common stock in the future.

Item 5. Other Information.
During the three months ended November 30, 2024, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

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

AZZ Inc. (Registrant)

Date:	January 7, 2025	By:	/s/ Jason Crawford
Jason Crawford Senior Vice President, Chief Financial Officer and Principal Accounting Officer