Form 10-K
period 2025-02-28
AZZ INC
filed 2025-04-21
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,433,487,830 based on the closing sale price as reported on the New York Stock Exchange. As of April 15, 2025, there were 29,913,085 shares of the registrant’s common stock ($1.00 par value) outstanding.
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

AZZ Inc.
FORM 10-K
For the Fiscal Year Ended February 28, 2025

Forward-Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as "may," "could," "should," "expects," "plans," "will," "might," "would," "projects," "currently," "intends," "outlook," "forecasts," "targets," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial, and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date they are made and are subject to risks that could cause them to differ materially from actual results. Certain factors could affect the outcome of the matters described herein. This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand for our manufactured solutions, including demand by the construction markets, the industrial markets, and the metal coatings markets. We could also experience additional increases in labor costs, components and raw materials including zinc and natural gas, which are used in our hot-dip galvanizing process, paint used in our coil coating process; supply-chain vendor delays; customer requested delays of our manufactured solutions; delays in additional acquisition opportunities; an increase in our debt leverage and/or interest rates on our debt, of which a significant portion is tied to variable interest rates; availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the manufactured solutions that we provide; economic volatility, including a prolonged economic downturn or macroeconomic conditions such as inflation or changes in the political stability in the United States and other foreign markets in which we operate; tariffs, acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. For further information on risks and uncertainties beyond those listed here, see "Item 1A. Risk Factors" herein as well as other risks that are described from time to time in our SEC reports as filed. You are urged to consider these factors carefully when evaluating the forward-looking statements herein and are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by this cautionary statement. These statements are based on information as of the date hereof and AZZ assumes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I
Item 1. Business
AZZ Inc. ("AZZ", the "Company", "our" or "we") was established in 1956 and incorporated under the laws of the state of Texas. We are a provider of hot-dip galvanizing and coil coating solutions to a broad range of end markets in North America. We have three distinct operating segments: the AZZ Metal Coatings segment, the AZZ Precoat Metals segment, and the AZZ Infrastructure Solutions segment. Our AZZ Metal Coatings segment is a leading provider of metal coating solutions for corrosion protection, including hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating to the North American steel fabrication industry and other industries. The AZZ Precoat Metals segment provides aesthetic and corrosion protective coatings and related value-added services for steel and aluminum coil, primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation and other end markets in North America. The AZZ Infrastructure Solutions segment represents our 40% non-controlling interest in AIS Investment Holdings LLC (the "AVAIL JV"). AIS Investment Holdings LLC is primarily dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in markets worldwide.
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
•Driving profitable growth in our AZZ Metal Coatings and AZZ Precoat Metals segments; and

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
AZZ Metal Coatings Segment
The AZZ Metal Coatings segment provides hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication industry and other industries through facilities located throughout North America. Hot-dip galvanizing is a metallurgical manufacturing process in which molten zinc reacts with steel, which provides corrosion protection and extends the lifecycle of fabricated steel for several decades. As of February 28, 2025, we operated 41 galvanizing plants, six surface technologies plants and one tubing plant, located in various locations throughout the United States and Canada.
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
Resources
Zinc, the principal raw material used in the galvanizing process, is currently readily available, but can be subject to volatile pricing. We manage our exposure to changes in our cost of zinc by entering into agreements with our zinc suppliers and such agreements generally include fixed premiums. We may or may not continue to use these or other strategies to manage commodity risk in the future.
For additional information on the AZZ Metal Coatings segment's operating results, see "Item 7. Management's Discussion and Analysis—Results of Operations." For additional financial information by segment, see "Item 8. Financial Statements and Supplementary Data—Note 18."
AZZ Precoat Metals Segment
AZZ Precoat Metals provides coil coating application of protective and decorative coatings and related value-added downstream processing for steel and aluminum coils. Primarily serving the construction, appliance, heating, ventilation, and air conditioning (HVAC), container, transportation, and other end markets, the coil coating process emphasizes sustainability and enhanced product lifecycles. It involves cleaning, treating, painting, and curing metal coils as a flat material before they are cut, formed, and fabricated into finished products. This highly efficient method optimizes waste through tight film control and improves final product performance by painting and curing the substrates under conditions unmatched by other application processes. The acquisition of Precoat Metals in fiscal year 2023 finalized our goal of strategic transformation to position AZZ for the future as a focused metal coatings solutions company. The AZZ Precoat Metals segment operates through 13 plants located in the United States, with the newest facility in Washington, Missouri which became operational in fiscal year 2026.
Competition
AZZ Precoat Metals operates in a highly competitive industry, where we compete with other toll coil coaters, and integrated steel and aluminum mills. We also face competition from alternative forms of coated metal, such as powder-coated metal, or from other potential substrates such as wood, plastics, or concrete that could be used in place of painted metal.
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
Resources
Paint and customer-owned substrate availability are important for our toll-coating process. Although paint prices have risen in recent years, we carry limited risk associated with paint cost, as it is a pass-through to our customer base. There are currently no concerns regarding the availability of customer-owned bare substrate as an input to our coil coating process.
For additional information on the AZZ Precoat Metals segment's operating results, see "Item 7. Management's Discussion and Analysis—Results of Operations." For additional financial information by segment, see "Item 8. Financial Statements and Supplementary Data—Note 18."
AZZ Infrastructure Solutions Segment
AZZ's Infrastructure Solutions segment consists of the equity in earnings of our 40% investment in the AVAIL JV, as well as other expenses directly related to AIS receivables and liabilities that were retained following the divestiture of the AIS business.
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
On March 10, 2025, AIS Investment Holdings LLC, which operates under the name "AVAIL Infrastructure Solutions," entered into a definitive agreement to sell the electrical enclosures, switchgear, and bus systems businesses (the "Electrical Products Group") of AVAIL to nVent Electric plc ("nVent"), for a purchase price of $975 million, The transaction is expected to close in the first half of calendar year 2025, subject to customary closing conditions.
Following the sale, we will continue to own a 40% interest in AVAIL through the AVAIL JV, which will consist of AVAIL Infrastructure Solution’s Industrial Lighting and Welding Solutions Businesses.
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
Our Employees
As of February 28, 2025, we employed approximately 3,684 people worldwide, of which 3,358 were employed in the U.S. and 326 were employed in Canada. Our total workforce consisted of approximately 83% hourly employees and 17% salaried employees. Of our total employees as of February 28, 2025, 668 were covered by collective bargaining agreements.
Diversity and Inclusion
We embrace the diversity of our employees, customers, vendors, suppliers, stakeholders and consumers, including their unique backgrounds, experiences, skills and talents. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business.

Equal Opportunity Employment is a fundamental principle of AZZ, where employment and applications for employment are evaluated based upon a person’s capabilities and qualifications without discrimination based on actual or perceived race, color, religion, sex, age, national origin, disability, genetic information, marital status, veteran status, sexual orientation, or any other protected characteristic as established by applicable local, state, federal or international laws. This principle is incorporated into each of our policies and procedures relating to recruitment, hiring, promotions, compensation, benefits, discipline, termination and all of our terms and conditions of employment. We seek to continuously improve our hiring, development, advancement and retention of diverse talent and our overall diversity representation.
As of February 28, 2025, our U.S. employees had the following race and ethnicity demographics:

White	42.6%
Hispanic	37.3%
African American	12.8%
Asian	1.4%
Multi-Racial	1.0%
American Indian or Alaska Native	0.5%
Not Stated	4.4%
Approximately 53.0% of our employees are diverse, as reported to the Equal Employment Opportunity Commission.
As of February 28, 2025, our employees had the following gender demographics:

	Women	Men
U.S. Employees	14.7%	85.3%
Global Employees(1)	4.6%	95.4%
(1) Includes employees in Canada.
Additionally, 12.5% of the executive team and 16.7% of our non-employee Board members are female.
Employee Compensation and Benefits
We are committed to paying our employees competitive and fair compensation that is commensurate with their position and performance and is competitive in the markets in which they work. We conduct regular surveys of the market rates for jobs to ensure that our compensation is competitive. We offer annual merit-based increases, as well as annual short- and long-term incentive packages that are aligned with our vision and key business objectives and are intended to motivate strong performance.
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

Health	Financial	Work/Life
Medical, Dental and Vision	Competitive Base Salaries	Company/Voluntary Life Insurance
Medical Insurance Premium Reduction	Hourly Overtime and Shift Differential Pay	Compensated Time Off and Holiday Pay
Health Screenings	Cash Incentive Program (annual)	Accidental Death & Dismemberment
Prescription Drug Coverage	Employee Stock Purchase Plan	Paid Short-Term and Long-Term Disability
24/7/365 Virtual and Telehealth Services	Pre-tax Contributions to Eligible Savings Accounts	Flexible Work Arrangements
Annual Flu Immunizations	401(k) match up to 4%	Family Emergency Leave
Employee Assistance Program	Tuition reimbursement	Military Leave
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
We review and monitor safety performance closely. Our goal is to achieve zero serious injuries through continued investments in core safety programs and injury reduction initiatives. We utilize a mixture of leading and lagging indicators to assess the health and safety performance of our operations. Lagging indicators include the Occupational Safety & Health Administration: (i) Total Recordable Incident Rate ("TRIR"); (ii) Lost Time (or Lost Workday) Incident Rate ("LTIR") based upon the number of incidents per 100 employees (or per 200,000 work hours); and (iii) Days Away, Restricted or Transferred rate ("DART"). Leading indicators include reporting of all near miss events as well as Environmental, Health and Safety ("EHS") coaching and engagement. In fiscal year 2025, we continued to demonstrate excellence in safety across our 61 plants worldwide, and incident rates as indicated below:

	TRIR	LTIR	DART
AZZ Metal Coatings Segment	2.06	0.70	1.25
AZZ Precoat Metals Segment	2.51	0.15	0.52

Information About Our Executive Officers
The names, ages, and experience of our executive officers as of April 21, 2025 are as follows:

Name	Age	Business Experience of Executive Officers for Past Five Years Position or Office with Registrant or Prior Employer	Held Since
Thomas E. Ferguson	68	President and Chief Executive Officer	2013
Jason Crawford	51	Chief Financial Officer Senior Vice President of Finance — Precoat Metals Senior Vice President of Finance — Sequa Corporation Senior Vice President of Finance and Administration — Precoat Metals	2024 2022-2024 2020-2022 2016-2020
Tara D. Mackey	55	Chief Legal Officer and Secretary	2014
Chris Bacius	64	Vice President, Business Development	2014
David Nark	57	Chief Marketing, Communications and Investor Relations Officer Vice President of Marketing and Communications	2019 2013-2019
Bryan Stovall	60	Chief Operating Officer — Metal Coatings President — AZZ Galvanizing Solutions Senior Vice President — Metal Coatings	2020 2019 2018-2019
Jeffrey Vellines	51	President and Chief Operating Officer — Precoat Metals President — Precoat Metals Senior Vice President of Commercial Operations — Precoat Metals Vice President of Sales — Precoat Metals	2025 2024 2021-2024 2013-2021
Kurt Russell	55	Chief Strategy Officer Chief Operating Officer — Precoat Metals President — Precoat Metals	2025 2022 2016-2022
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

You may also obtain a copy of these documents by mailing a request to:
     AZZ Inc.
Investor Relations
One Museum Place, Suite 500
3100 West 7th Street
Fort Worth, TX 76107
Item 1A. Risk Factors
Our business is subject to a variety of risks, including, but not limited to, the risks described below. We believe the risks described below are the most significant risks and uncertainties facing our business. Additional risks and uncertainties not known to us or not described below may also impair our business operations in the future. If any of the following risks actually occur, our business, financial condition, results of operations and future growth could be negatively or materially impacted. Carefully consider the risks described below and all of the other information included in this Annual Report on Form 10-K when deciding whether to invest in our securities or when evaluating our business. You should also refer to the explanation of the qualifications and limitations on forward-looking statements contained here under the heading "Forward-Looking Statements."
Risks Related to Our Business and Operations
Our business segments operate in highly competitive markets.
Competition is based on a number of factors, including price. Certain competitors in each of our segments may have lower cost structures or larger economies of scale on raw materials and therefore, may be able to provide their manufactured solutions at lower prices than we are able to provide. If our response to competitor pricing actions is not timely, we could be impacted by loss of market share. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide manufactured solutions that are superior to ours in price, delivery time or quality in the future. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industries, maintain our customer base at current levels or increase our customer base.
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

The manufactured solutions we provide require evolving technologies for success in the markets we serve. The competitive environments can be highly sensitive to technological innovation. It is possible for our competitors, or new market place entrants, either foreign or domestic, to develop new manufactured solution methods or technologies which could make our existing manufactured solutions and methods obsolete, hasten their obsolescence or materially reduce our competitive advantage in the markets we serve.
Our business segments are cyclical and are sensitive to economic downturns.
Our business often aligns with the economic environments that we operate within and is subject to seasonality within the annual operating cycle of the business. Our customers may also delay or cancel new or previously planned projects. If there is a downturn in the general economies in which we operate, there could be a material adverse effect on price levels and the quantity of goods and services purchased by our customers, which could adversely impact our sales, consolidated results from operations and cash flows. A number of factors, including financing conditions and potential bankruptcies in the industries we serve, could adversely affect our customers and their ability or willingness to fund their internal projects in the future and pay for services. Certain economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure raw materials and components to meet our customers’ demand for our manufactured solutions in the future. Other various factors impact demand for our manufactured solutions, including the price of commodities (such as zinc, natural gas or other commodities), paint, economic forecasts and financial markets. Uncertainty in the economy and financial markets could impact our customers and could, in turn, severely impact the demand for corporate infrastructure projects which could result in a reduction in orders for our manufactured solutions. All of these factors combined together could materially impact our business, financial condition, cash flows and results of operations.
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
•social unrest, acts of war, terrorism, severe weather events, other natural conditions, and global outbreaks of contagious diseases;
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
The occurrence of catastrophic events ranging from acts of war and terrorism, severe weather events and other natural conditions such as earthquakes, tsunamis, hurricanes and other severe weather conditions, or the outbreaks of epidemic, pandemic or contagious diseases could potentially cause future disruption in our business. At this time, the ongoing armed conflicts in Ukraine, Israel and the broader Middle East have not materially impacted our operations. However, any disruption of our customers or suppliers and their respective contract manufacturers from the ongoing conflicts or new conflicts could likely impact our future sales and operating results. In addition, the spread of contagious diseases could adversely affect the economies and financial markets of many countries, and result in an economic downturn that could affect the demand for our manufactured solutions. These situations are outside of the Company’s control and any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Supply chain disruptions and inflation in the price of energy and certain raw materials for our business segments may adversely affect our operations.
Within our AZZ Metal Coatings segment, zinc and natural gas costs represent a large portion of our cost of sales. In our AZZ Precoat Metals segment, paint and natural gas costs represent a large portion of our cost of sales.
For both segments, operating margins could be negatively impacted by supply chain disruptions and adverse price movements in the market for zinc and natural gas. Unanticipated commodity price increases could significantly increase our operating costs if we cannot pass the costs to our customers, and could potentially adversely affect profitability. The following factors, which are beyond our control, affect the price of raw materials and energy for our segments:
•supply and demand;

•freight costs and transportation availability;
•trade duties and taxes; and
•labor disputes.
We seek to maintain our operating margins by increasing the price of our manufactured solutions in response to increased costs, but we may not be successful in passing these increased costs of operation through to our customers. Even if successful, there is no guarantee the increased price would not negatively affect the volume of future orders. While we are exposed to inflationary pressures for zinc and energy, we evaluate market conditions and follow a general practice of locking in the fixed premiums associated with zinc on annual contracts unless market conditions dictate otherwise, and we enter into energy contracts for gas and electricity normally for durations of six to twelve months to reduce risks associated with large fluctuations in these commodities.
No other individual material input cost represents a significant portion of our cost of sales other than those previously discussed. We believe for the remaining input costs any price increase would not be able to significantly affect margins even if the increased costs could not be passed on to our customers.
A failure in our operational information systems, or the occurrence of cyber incidents or cyber security attacks at any of our facilities or those of our third-party suppliers and service providers, may adversely affect our financial results. Such incidents or cyber security attacks may also result in faulty business decisions, operational inefficiencies, damage to our reputation or our employee and business relationships, and/or subject us to costs, fines, or lawsuits.
Our business is heavily supported by operational systems to process large amounts of data and support complex transactions. If significant financial, operational, or other data processing systems fail, experience actual or attempted cyber-attacks or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our financial or operational systems. Third-parties may also attempt to fraudulently induce employees into disclosing sensitive information such as user names, passwords or other information in order to gain access to customer or supplier data or our internal data, including intellectual property, financial, and other confidential business information. Due to increased technology advances, we are more reliant on technologies to support our operations. We use computer software and programs to run our financial and operational information, and this may subject our business to increased risks. Cyber-attacks are an ever-increasing risk to companies. We rely on commercially available systems, software, tools, third-party service providers and monitoring to provide security for processing, transmission and storage of confidential information and data. While we have security measures in place, our systems, networks, and third-party service providers have been and will continue to be subject to ongoing threats. We believe our mitigation measures reduce but cannot eliminate the risk of a cyber incident; however, there can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols and other procedures will be adequate to prevent significant damage, system failure or data loss and the same is true for our suppliers and other third parties on which we rely. Because techniques used to obtain unauthorized access or sabotage systems change frequently and are typically not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative or mitigating measures. We and our third-party service providers have experienced and expect to continue to experience actual or attempted cyber-attacks of our information systems or networks; however, none of these actual or attempted cyber-attacks had a material impact on our operations or financial condition. Any significant cyber security attacks that affect our facilities, our customers, our key suppliers, or material financial data could have a material adverse effect on our business.
In addition, cyber-attacks on our customers, suppliers and employee data may result in a financial loss, including potential fines for failure to safeguard data, and could negatively impact our reputation. Third-party systems on which we rely could also suffer operational system failures or cyber-attacks. An unauthorized disclosure or use of information could cause interruptions in our operations and might require us to spend significant management time and other resources investigating the event and dealing with local and federal law enforcement.
Occurrences of any of the events discussed above could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our business, results of operations or financial condition.
If we are unable to adequately protect our intellectual property, we may lose some of our competitive advantage.
We possess intellectual property, which is instrumental in our ability to compete and grow our business. If our intellectual property rights are not adequately protected, we could lose our competitive advantage. We rely on a combination of copyrights, trademarks, trade secret protection and contractual rights to establish and protect our intellectual property. In addition, our competitors may develop proprietary information or manufacturing technologies that are equivalent or superior to our intellectual property. Despite our safeguards and controls, our intellectual property may be misappropriated by our employees, our competitors, or other third parties. Failure of our copyrights, trademarks and trade secret protection, non-

disclosure agreements and other measures to provide protection of our technologies and our intellectual property rights could enable our competitors to more effectively compete with us and could result in an adverse effect on our business, financial condition or results of operations.
Defects in the solutions we provide could increase our cost of quality and could result in consequential damage claims.
Our business exposes us to potential liability risks that are inherent in the manufacture and sale of our solutions. We provide assurance-type warranties for our manufactured solutions. Widespread manufacturing defects and quality system failures could result in significant losses due to the costs of containment, the destruction of customer-owned inventory and lost sales due to the unavailability of a solution for a period of time. We may not be able to obtain indemnity or reimbursement from our suppliers or other third parties for the costs or liabilities associated with our suppliers' products. A significant warranty claim could also result in adverse publicity, damage to our business reputation, and a loss of consumer confidence in our solutions or offerings. Each of these could have a material adverse effect on our business financial condition or results of operations.
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
•difficulties in the post-acquisition integration of internal controls, operations and systems;
•termination of relationships with key personnel and customers of the acquired company;
•potential failure to add additional employees to manage the increased volume of business;
•additional post-acquisition challenges and complexities in areas such as tax planning, treasury management, financial reporting and legal compliance;
•disruption of our ongoing business or an inability of our ongoing business to receive sufficient management attention;
•failure to realize the cost savings or other financial benefits we anticipated prior to acquisition;
•expansion through acquisition may expose us to new business, regulatory, political, operational, financial, and economic risks associated with such expansion, both inside and outside of the U.S.; and
•counterparties to the transaction may fail to perform.
Future acquisitions may require us to obtain additional equity or debt financing, which may not be available to us, and/or may increase our leverage ratios.
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
The Company could be named as a defendant in legal proceedings claiming damages from us in connection with the operation of our business. Most actions filed against our Company typically arise out of the normal course of business related to commercial disputes regarding the manufactured solutions we provide. We could potentially be a plaintiff in legal proceedings against our customers, in which we seek to recover payments of contractual amounts we believe are due to us and indemnity claims for increased costs or damages incurred by our Company. Under applicable accounting literature, and when appropriate, we establish financial provisions for certain legal exposures meeting the criteria of being both probable and reasonably estimable. Where material, we may adjust any such financial provisions depending on developments related to each case. If our assumptions and estimates related to such exposures prove to be inadequate or incorrect, or we have material adverse claims or lawsuits, such events could harm our business reputation, divert management resources away from operating our business, and result in a material adverse effect on our business, results of operations, cash flow or financial condition.
Changes to U.S. trade policy, tariff and import/export regulations and foreign government regulations could adversely affect our business, operating results, foreign operations, sourcing of materials and financial condition.
Our business could be adversely affected by:
•changes in U.S. or international social, political, regulatory and economic conditions;
•changes in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently manufacture, distribute and/or sell our manufactured solutions or conduct our business, or any negative sentiment toward the U.S. as a result of such changes;
•new tariffs or changes in existing tariffs; and
•other changes in U.S. trade policy.

All of the above listed changes have the potential to adversely impact the economies in which we operate or certain sectors thereof, our industry and the demand for our manufactured solutions, and as a result, could have a material adverse effect on our business, operating results and financial condition.
Our business is also subject to risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import or export manufactured solutions at current or increased levels. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, reporting obligations pertaining to "conflict minerals" mined from certain countries, additional workplace regulations, or other restrictions on our imports will be imposed upon the importation or exportation of our manufactured solutions in the future or adversely modified, or what effect such actions would have on our costs of operations. Future quotas, duties, or tariffs may have a material adverse effect on our business, financial condition, and results of operations. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could potentially have a material adverse effect on our business, financial condition, and results of operations.
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
As of February 28, 2025, 668 (or 18.1%) of our full-time employees were represented by unions under collective bargaining agreements. Our U.S.-based employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If a large portion of our U.S. workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our operating costs and adversely impact our profitability. Any changes in regulations, the imposition of new regulations, or the enactment of new legislation could have an adverse impact on our business to the extent it becomes easier for workers to obtain union representation.
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
Climate change could present risks to our future operations from severe weather events and other natural conditions, such as hurricanes, tornadoes, earthquakes, wildfires, droughts or flooding. Consequences of such extreme weather conditions could include physical risks to our facilities, supply chain disruptions, increased operational costs, as well as the price and/or availability of insurance coverage for Company assets. We cannot predict the potential timing or impact from potential global warming, winter storms and other severe weather events and other natural conditions. We carry certain limits of insurance to mitigate the potential effects of events that could impact our business, as well as disaster recovery plans related to any potential severe weather events and other natural conditions that might occur within regions in which we have operations, or at any of the Company locations.
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
The Company’s debt instruments, consisting of a term loan and a revolving credit facility, contain covenants which restrict or prohibit certain actions ("negative covenants"). These restrictions include, but are not limited to, the Company's ability to incur debt, restrictions or limitations on certain liens, capital spending limits, the ability to engage in certain merger, acquisition, or divestiture actions, or to increase dividends beyond a specific level. The Company’s debt instruments also contain covenants requiring the Company to, among other things, maintain specified financial ratios ("affirmative covenants"). Failure to comply with these negative covenants and affirmative covenants could result in an event of default that, if not cured or waived, could restrict the Company’s liquidity and have a material adverse effect on the Company’s business or prospects. If the Company does not have enough cash to service its debt or fund other liquidity needs, the Company may be required to take actions such as requesting a waiver from lenders, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. The Company cannot assure that any of these remedies can be effected on commercially reasonable terms or at all.
Our indebtedness and restrictive debt covenants could materially adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry, our ability to meet our obligations under our outstanding indebtedness or could divert our cash flow from operations for debt payments.
Our level of indebtedness could adversely affect us, including by decreasing our business flexibility. Our Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us. These covenants may limit our ability to optimally operate our business. In addition, our Credit Agreement requires that we meet certain financial tests, including a leverage ratio test. Our increased indebtedness and these restrictive covenants could adversely affect our ability to:
•finance our operations;
•make needed capital expenditures;
•make strategic acquisitions or investments or enter into joint ventures;
•withstand a future downturn in our business, industry or the economy in general;
•engage in business activities, including future opportunities, that may be in our best interest; and
•plan for or react to market conditions or otherwise execute our business strategies.
The covenant restrictions related to our indebtedness could impact our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations. As a result of these restrictions, we could be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with the restrictive covenants described above and/or the terms of any future indebtedness from time to time could result in an event of default which, if not cured or waived, could result in our being required to repay these borrowings before their due date and the termination of future funding commitments by our lenders. Historically, we have successfully refinanced our long-term debt to lower interest rates; however, if we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings in the future, our results of operations and financial condition could be adversely affected. The Credit Agreement contains cross-default provisions that could result in the acceleration of all of our indebtedness. A breach of the covenants under our Credit Agreement could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which cross-acceleration or cross-default provision applies. In addition, an event of default under the Credit Agreement would permit the lenders under the Credit Agreement to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay amounts due and payable under the Credit Agreement, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders accelerate the repayment of our borrowings, we and our guarantors may not have sufficient assets to repay that indebtedness. Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.

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
Our On September 30, 2022, we completed a disposition of 60% of the equity of AIS Investment Holdings LLC, a Delaware limited liability company (the "AVAIL JV"), which consists of our former AZZ Infrastructure Solutions Segment (excluding AZZ Crowley Tubing) (the "AIS Business"), with Fernweh AIS Acquisition LP, a Delaware limited partnership. Pursuant to the terms of the agreement, AZZ no longer has a controlling interest in the AVAIL JV, and therefore the AVAIL JV is operating and will continue to operate independently. As the non-controlling interest holder in the AVAIL JV, our influence on all aspects of the AIS Business will continue to diminish. Accordingly, we might not be able to prevent the AVAIL JV from taking actions adverse to our interests in the AVAIL JV. We cannot exercise sole decision-making authority regarding the AIS Business, including, but not limited to, hiring and retaining employees and executive officers, management of and payments into its multiemployer pension plans, governance issues, entering into new markets or exiting existing markets, making certain acquisitions or dispositions, and other material strategic transactions. Each of these cases could create the potential risk of creating operational issues and/or impasses on decisions at the AVAIL JV-level that are not in our best interest. Additionally, investments in joint ventures or partnerships, such as the AVAIL JV, may, under certain circumstances, involve risks not present when a third-party is not involved, including the possibility that joint venture partners may become bankrupt, fail to fund their share of required capital contributions to various parties, or otherwise struggle operationally or financially. Disputes between AZZ Inc, and our joint venture partner could result in litigation or arbitration that would increase our expense and distract our executive officers and directors from focusing their time and efforts on AZZ Inc.'s business and could result in subjecting the AIS Business to additional risk.
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
We have a defined benefit pension plan which is frozen with respect to benefits and the addition of participants. The funded status and our ability to satisfy the future obligations of the plan is affected by, among other things, changes in interest rates, returns from plan asset investments, and actuarial assumptions including the life expectancies of the plan’s participants. As of February 28, 2025, the plan was underfunded, and we have a liability of $24.6 million on our consolidated balance sheet. Our ability to adequately fund or meet our future obligations with respect to the plan could have a material adverse effect on our business, results of operations, financial condition, or cash flows.
A change in a customer’s creditworthiness could result in significant accounts receivable write-offs.
As a normal course of business, we extend credit to certain customers. The amount of credit extended to customers is based upon the due diligence performed, including, but not limited to, the review of the potential customer’s financial statements and banking information. The Company may perform various credit checks and evaluate the customer's previous payment history. While we do not believe we have significant concentration of sales with any one customer, we have certain larger customers and the extension of credit to these customers could result in a significant amount of credit exposure if there is a sudden or severe change in the customer’s creditworthiness. We monitor our outstanding receivables on a regular basis; however, if a customer with large credit exposure is unable to make payment on its outstanding receivables, we could experience a significant write-off of accounts receivable, which could have a material adverse effect on our results of operations, financial condition or cash flows.
If our goodwill, definite-lived intangible assets or other indefinite-lived intangible assets were to become impaired, our net income and results of operations could be negatively affected.
Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain trade names. We test goodwill and intangible assets with an indefinite life for potential impairment annually in the fourth quarter, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the goodwill below its carrying amount. Factors that could indicate that our goodwill or indefinite-lived intangible assets are impaired include: a decline in our stock price and market capitalization; lower than projected operating results and cash flows; economic downturns or slower growth rates in our industry; market downturns; or major events such as a global pandemic. Our stock price historically has shown volatility and often fluctuates significantly in response to market and other factors. Declines in our stock price, lower operating results and any decline in industry conditions in the future could increase the risk of impairment. The evaluation for impairment includes our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting segments, estimates of future growth rates, and our judgment regarding the applicable discount rates used on estimated operating results and cash flows.
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
We are exposed to risks associated with exchange rate fluctuations related to our operations in Canada. Because our financial statements are denominated in U.S dollars, fluctuations in currency exchange rates between the U.S. dollar and the Canadian dollar have had and will continue to have an impact on our earnings. A decrease in the value of the Canadian currency relative to the U.S. dollar could have a negative impact on our business, financial condition, results of operations or cash flows. Should we continue to expand geographically, we could experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations.
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
We operate in locations throughout the U.S. and Canada and, as a result, we are subject to the tax laws and regulations of U.S. federal, state, and local governments and the equivalent governmental entities in Canada. From time to time, various legislative or administrative initiatives may be proposed that could adversely affect our tax positions. In addition, U.S. federal, state, local and foreign tax laws and regulations are extremely complex and subject to varying interpretations. Moreover, economic and political pressures to increase tax revenue in various jurisdictions may make favorably resolving any future tax disputes more difficult. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Changes to our tax positions resulting from future tax legislation, administrative initiatives or challenges from taxing authorities could adversely affect our results of operations and financial condition.
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
As of February 28, 2025, we have $900.3 million of gross debt outstanding that bears interest at variable rates that reset periodically and are generally based on the Secured Overnight Financing Rate ("SOFR") or Base Rate, as defined in the Credit Agreement. We utilize interest rate swaps to mitigate the interest rate risk, and we have hedged approximately one-half of our gross debt outstanding with an interest rate swap that expires on September 30, 2025. Approximately one-half of our gross debt outstanding is unhedged. If interest rates increase, so will our interest costs, which could adversely affect cash flow and the ability to pay principal and interest on our debt and the ability to make distributions to shareholders. In addition, rising interest rates could limit our ability to refinance existing debt when it matures. An increase in interest rates could also affect our ability to make new investments on favorable terms or at all.
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
We maintain a cybersecurity risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. The underlying controls of this program are based on recognized best practices and standards for cybersecurity and information technology, including those set forth in the National Institute of Standards and Technology ("NIST") Cybersecurity Framework. Among the key elements of our cybersecurity risk management program are the following:
•Security Awareness and Training—We use an IT security awareness program consisting of training on the fundamentals of information security protection. These training courses are required to be completed annually by all employees.
•Annual Risk Assessment—An annual risk assessment is conducted by a third party, which is designed to assess the effectiveness of the Company's security controls and to identify key risks.
•Network Protection—Network protection, detection, and monitoring technologies have been deployed on all external and internal network connections, in order to segment different sections of the business from each other, which strengthens key protection capabilities.
•Identity and Access Management—We have implemented user authentication controls on the Company's systems, devices, data and applications. In addition, multi-factor authentication is implemented for all personnel who remotely access or have privileged account access to systems and networks.
•Penetration Testing—We have partnered with a third-party penetration testing company to help identify new vulnerabilities and continuously improve the security posture of the Company through annual testing.
•Endpoint Detection and Response ("EDR")—EDR is an integrated, layered approach to endpoint protection that uses continuous monitoring and data analytics. We have partnered with a third-party security operations center, to provide critical support in monitoring, identifying and assessing cyber threats such as malware, ransomware, breaches, and denial of service attacks.
•Security Incident Management—In the event of a cybersecurity incident, we have established an incident response plan, which outlines clear protocols for incident detection, containment, investigation, and resolution, aiming to minimize the impact on our operations, customers, and stakeholders.
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
Our Director of Enterprise Applications leads a dedicated management committee responsible for overseeing cybersecurity matters. The Information Security committee contributes decades of experience in technology, cybersecurity, architecture, and incident response in both military and private sector with certifications including Certified Information Systems Security Professional ("CISSP"), Certified Ethical Hacker ("CEH"), CompTIA Secure Infrastructure Specialist ("CSIS"), and degrees in cybersecurity, data science, and computer science. Collectively, this team has served in various large, publicly traded companies, implementing and managing robust IT and cybersecurity programs, developing tools, and safeguarding internal networks, business applications, customer-facing applications, and payment systems. This committee consists of members with diverse expertise, including information technology, legal, risk management and finance, who collaborate to provide strategic guidance, evaluate potential risks and ensure the adequacy of our cybersecurity measures. The committee regularly provides updates to senior leadership and the Audit Committee, as well as the full Board, which includes information regarding our cybersecurity program initiatives, program performance, and the reporting provided by third-party service providers.
Item 2. Properties
Our headquarters and executive offices are in leased office spaces in Fort Worth, Texas and St. Louis, Missouri. We also lease office space in several locations related to our operations facilities. As of February 28, 2025, our office and manufacturing operations facilities were as follows:

			Square Footage
Segment	Location	Facilities	Total	Owned	Leased
Metal Coatings	United States	44	3,121,628	2,801,118	320,510
	Canada	4	193,952	186,645	7,307
Precoat Metals	United States	13	3,413,066	2,802,396	610,670
Corporate	United States	2	68,939	—	68,939
Total		63	6,797,585	5,790,159	1,007,426
We believe that our current facilities are adequate to meet the requirements of our present and foreseeable future operations. See "Item 8. Financial Statements and Supplementary Data—Note 10" for additional information about our lease obligations. See "Item 7. Management's Discussion and Analysis—Capital Commitments—Greenfield Aluminum Coil Coating Facility" for information about a new facility under construction in our AZZ Precoat Metals segment.
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
Our common stock, $1.00 par value, is traded on the New York Stock Exchange under the symbol "AZZ". As of April 15, 2025, we had approximately 319 holders of record of our common stock, not including those shares held in street or nominee name. A substantially greater number of holders of our common stock are "street name" or beneficial holders whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
The payment of dividends on our common stock is within the discretion of our Board of Directors ("Board") and is dependent on our earnings, capital requirements, operating and financial condition and other factors. We have a history of paying dividends on common shares on a quarterly basis. We paid dividends on common shares of $19.5 million, $17.0 million, and $16.9 million for the fiscal years 2025, 2024, and 2023, respectively. Under our credit agreement, we may make dividend payments in an aggregate amount per annum not to exceed 6.0% of market capitalization, so long as no default or event of default shall have occurred and be continuing or would result therefrom. We can make dividend payments under other provisions of the credit agreement as well, subject to the tests and restrictions outlined therein. Any future dividends payments will be reviewed each quarter and declared by the Board at its discretion.
Equity Compensation Plans
For information regarding securities authorized for issuance under our equity compensation plans, see "Part III. Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
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
During fiscal 2025, 2024 and 2023, to prioritize repayments of debt, we did not repurchase shares of common stock under the 2020 Share Authorization. We withhold common stock shares associated with net share settlements to cover employee tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. As of February 28, 2025, there was $53.2 million remaining to repurchase shares under the 2020 Authorization. See "Item 8. Financial Statements and Supplementary Data—Note 17" for additional information regarding our equity incentive plans.

Stock Performance Graph
The following graph illustrates the five-year cumulative total return on investments in our common stock, the S&P 1500 Building Products Industry Index (U.S. Companies) and the Russell 2000 Index (U.S. Companies). Our common stock is listed on the New York Stock Exchange. The shareholder return shown below is not necessarily indicative of future performance. Total shareholder return, as shown, assumes $100 invested on February 28, 2020, in shares of AZZ common stock and each index, all with cash dividends reinvested. The calculations exclude trading commissions and taxes.
Comparison of Five Year-Cumulative Total Returns
Value of $100 Invested on February 28, 2020
For Fiscal Year Ended on the Last Day of February

$300
$250
$200
$150
$100
$50
$—
2020
2021
2022
2023
2024
2025
AZZ Inc.
S&P Composite 1500 Building Industry Products
Russell 2000

	Year Ended
	2/29/2020	2/28/2021	2/28/2022	2/28/2023	2/29/2024	2/28/2025
AZZ Inc.	100.00	141.23	137.90	115.80	210.45	280.22
S&P Composite 1500 Building Industry Products	100.00	145.69	163.90	164.43	230.24	247.28
Russell 2000	100.00	151.00	141.92	133.39	146.79	156.61

Notes:
A.The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.The indices weights are calculated daily, using the market capitalization on the previous trading day.
C.If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.The index level for all series was set to $100 on February 28, 2020.
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
A discussion regarding our financial condition and results of operations as well as our liquidity and capital resources for fiscal year 2024 compared to fiscal year 2023 can be found under "Item 7. Management's Discussion and Analysis" in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024, filed with the SEC on April 22, 2024, which such discussion is hereby incorporated by reference.
Overview
We are a provider of hot-dip galvanizing and coil coating solutions to a broad range of end-markets in North America. We operate three distinct business segments, the AZZ Metal Coatings segment, the AZZ Precoat Metals segment, and the AZZ Infrastructure Solutions segment, which consists of the Company's 40% investment in a joint venture, AIS Investment Holdings LLC (the "AVAIL JV"). Our discussion and analysis of financial condition and results of operations is presented for each of our segments, along with corporate costs and other costs not specifically identifiable to a segment. For a reconciliation of segment operating income (loss) from continuing operations to consolidated operating income, see "Item 8. Financial Statements and Supplementary Data—Note 18". References herein to fiscal years are to the twelve-month periods that end in February of the relevant calendar year. For example, the twelve-month period ended February 28, 2025 is referred to as "fiscal 2025," "fiscal year 2025", "current year" or "current period", and the twelve-month period ended February 29, 2024 is referred to as "fiscal 2024," "fiscal year 2024," "prior year" or "prior year period."
Business Operations Update
Our results for the year ended February 28, 2025 were favorably impacted by the growth in demand for our manufactured solutions, primarily in the construction industry.
The demand for our manufactured solutions was the primary contributor to net income available to common shareholders of $52.4 million for the year ended February 28, 2025. Our operating results for fiscal 2025, including operating results by segment, are described in the summary on the following page, and detailed descriptions can be found below under “Results of Operations.”
Our operations generated $249.9 million of cash in fiscal 2025. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found below under “Liquidity and Capital Resources.”
Outlook
While it is difficult to predict future North American economic activity and its impact on the demand for our galvanizing and coil coating solutions, as well the impact that political or regulatory developments may have on us, we have noted several factors below that have impacted or may impact our results of operations during the first quarter of fiscal 2026.
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

Results of Operations
Net income (loss) from continuing operations by segment for fiscal 2025 and 2024 were as follows (in thousands):

	Year Ended February 28, 2025
	Metal Coatings(1)	Precoat Metals	Infrastructure Solutions(2)	Corporate(3)(4)	Total
Sales	$665,107	$912,637	$—	$—	$1,577,744
Cost of sales(5)	464,260	730,804	—	—	1,195,064
Gross margin	200,847	181,833	—	—	382,680

Selling, general and administrative(6)	22,372	34,005	6,737	83,202	146,316
Operating income (loss) from continuing operations	178,475	147,828	(6,737)	(83,202)	236,364

Interest expense	—	—	—	(81,282)	(81,282)
Equity in earnings of unconsolidated subsidiaries	—	—	16,163	—	16,163
Other income (expense)	247	—	—	(809)	(562)
Income (loss) from continuing operations before income tax	$178,722	$147,828	$9,426	(165,293)	170,683
Income tax expense				41,850	41,850
Net income (loss) from continuing operations				$(207,143)	$128,833

See notes on page 25.

	Year Ended February 29, 2024
	Metal Coatings(1)	Precoat Metals	Infrastructure Solutions(2)	Corporate(3)(4)	Total
Sales	$656,189	$881,400	$—	$—	$1,537,589
Cost of sales(5)	465,147	708,981	—	—	1,174,128
Gross margin	191,042	172,419	—	—	363,461

Selling, general and administrative(6)	26,314	32,848	6,246	76,453	141,861
Operating income (loss) from continuing operations	164,728	139,571	(6,246)	(76,453)	221,600

Interest expense	—	—	—	(107,065)	(107,065)
Equity in earnings of unconsolidated subsidiaries	—	—	15,407	—	15,407
Other income	128	—	—	33	161
Income (loss) from continuing operations before income tax	$164,856	$139,571	$9,161	(183,485)	130,103
Income tax expense				28,496	28,496
Net income (loss) from continuing operations				$(211,981)	$101,607

(1)	For fiscal year 2024, AZZ Metal Costings included expenses related to a legal matter of $5.5 million in "Selling, general and administrative".
(2)
Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business. Fiscal year 2025 and 2024 include $6.5 million and $5.8 million, respectively, related to legal matters.

(3)	Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(4)
For fiscal year 2025, amortization expense for acquired intangible assets of $23.1 million is included in Corporate expenses in "Selling, general and administrative" expense as these expenses are not allocated to the segments. Fiscal year 2025 also includes an accrual related to a legal settlement and accrual related to a non-operating entity of $3.5 million, as well as retirement and other severance expenses of $3.7 million. For fiscal year 2024, amortization expense for acquired intangible assets of $24.0 million is included in Corporate expenses in "Selling, general and administrative" expense as these expenses are not allocated to the segments. Fiscal year 2024 also includes an accrual related to a legal settlement of $5.8 million for the settlement of a litigation matter that was acquired as part of the Precoat Acquisition and relates to the business activities that were discontinued prior to our acquisition.

(5)	Cost of sales includes direct labor, materials, depreciation, amortization and overhead expenses directly related to providing our metal coatings solutions.
(6)
Selling, general and administrative includes compensation and benefits costs, professional expenses, insurance, computer, depreciation, amortization and other selling, general and administrative expenses.

For the fiscal year ended February 28, 2025, we recorded sales of $1,577.7 million, compared to prior year’s sales of $1,537.6 million. Of total sales for fiscal 2025, 42.2% were generated from the AZZ Metal Coatings segment and 57.8% of sales were generated from the AZZ Precoat Metals segment. Net income from continuing operations for fiscal 2025 was $128.8 million, compared to $101.6 million for fiscal 2024. Net income from continuing operations as a percentage of sales was 8.2% for fiscal 2025 as compared to 6.6% for fiscal 2024. Diluted earnings per common share from continuing operations decreased by 48.3%, to $1.79 per share for fiscal 2025, compared to $3.46 per share for fiscal 2024. The decrease was primarily due to the redemption of the Series A Preferred Stock. See "Liquidity and Capital Resources—Series A Convertible Preferred Stock."
Sales
Sales for the AZZ Metal Coatings segment increased $8.9 million, or 1.4%, to $665.1 million, from the prior year’s sales of $656.2 million. The increase in sales was primarily due to a higher volume of steel processed which contributed $17.8 million, partially offset by a decrease in selling price, which decreased sales by $4.6 million. In addition, other sales decreased by $4.3 million.
Sales for the AZZ Precoat Metals segment increased $31.2 million, or 3.5%, to $912.6 million, from the prior year's sales of $881.4 million. The increase in sales was due to an increase in volume of metal coated during fiscal 2025 compared to the prior year, partially offset by a slight decrease in selling price, due to product mix.
Operating Income
Operating income for the AZZ Metal Coatings segment increased $13.7 million, or 8.3%, for fiscal 2025, to $178.5 million, as compared to $164.7 million for the prior year. The increase is due to net increase in sales as described above, lower cost of sales and lower selling, general and administrative expenses. Cost of sales decreased $0.9 million, primarily due to a decrease in zinc costs, offset by higher labor and overhead costs. The decrease in selling, general and administrative expense was primarily due to a legal accrual and related expenses of $5.5 million recognized in the prior year.
Operating income for the AZZ Precoat Metals segment increased $8.3 million, or 5.9%, for fiscal 2025, to $147.8 million, as compared to $139.6 million for the prior year. The increase is primarily due to the increase in sales as described above, partially offset by an increase in cost of sales, primarily driven by higher cost of labor and materials (mainly due to higher volume). Selling, general and administrative expense increased due to higher employee related costs, travel, other indirect costs.
Operating loss for the AZZ Infrastructure solutions segment increased $0.5 million, or 7.9%, for fiscal 2025, to $(6.7) million, as compared to $(6.2) million for the prior year. The increase is due to the recognition of $1.2 million in litigation fees and the write-off of $5.2 million for a disputed receivable that was retained following the sale of the AIS business, following an unfavorable resolution of the litigation matter. For additional detail, see "Item 8. Financial Statements and Supplementary Data—Note 22."
Corporate Expenses
Corporate expenses increased $6.7 million, to $83.2 million for fiscal 2025, compared to $76.5 million for fiscal 2024. The increase is primarily due to: an increase in salaries and wages, due to retirement and other severance expense for certain executive management employees; increased incentive expense, due to improved performance of the Company; an increase in expenses related to the Company's employee stock purchase plan, due to the increase in AZZ's common stock price; a legal settlement and other legal expenses related to a non-operating entity of $3.5 million; and transition services agreement fees associated with the AVAIL JV, which were received in the prior year, with no comparable receipt in the current year.
Interest Expense
Interest expense for fiscal 2025 decreased $25.8 million, to $81.3 million, as compared to $107.1 million in fiscal 2024. The decrease is primarily attributable to a decrease of $110.3 million in our weighted average debt outstanding and a decrease in the weighted average interest rate of 121 basis points. The decrease is also due to higher capitalized interest of $4.4 million in the current year period associated with the new facility under construction in Washington, Missouri. See "Liquidity and Capital Resources—Greenfield Aluminum Coil Coating Facility" below for more information.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated subsidiaries for the current period increased $0.8 million, to $16.2 million, compared to $15.4 million in the prior year period. The increase is due to higher earnings from the AVAIL JV, primarily in their electrical business. See "Item 8. Financial Statements and Supplementary Data—Note 19" for more information about the AVAIL JV.
Other (Income) Expense, Net
Other expense, net was $0.6 million for fiscal 2025, compared to other income, net of $0.2 million for fiscal 2024. The increase in expense is primarily due to foreign currency losses primarily attributed to our operations in Canada, partially offset by interest income.
Income Taxes
The provision for income taxes from continuing operations was 24.5% for fiscal 2025 compared to 21.9% for fiscal 2024. The increase in the effective tax rate is primarily attributable to favorable adjustments for fiscal 2024 related to uncertain tax positions, partially offset by higher tax deductions for stock compensation in fiscal 2025. The increase is also attributable to non-deductible items such as compensation limited by IRC Sec. 162(m) and meals & entertainment subject to the 50% limitation under IRC Sec. 274(n). The increase also relates to higher state tax expense, net of federal benefit, and lower R&D tax credits following the divestiture of the AIS business.

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
As of February 28, 2025, our total liquidity of $356.1 million consisted of available capacity on our Revolving Credit Facility of $354.6 million plus cash and cash equivalents of $1.5 million.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Year Ended
	February 28, 2025	February 29, 2024
Net cash provided by operating activities of continuing operations	$249,909	$244,468
Net cash used in investing activities of continuing operations	(114,997)	(95,064)
Net cash used in financing activities of continuing operations	(138,695)	(147,888)
Net cash provided by operating activities of continuing operations for fiscal 2025 was $249.9 million, driven primarily by: net income from continuing operations of $128.8 million, adjusted to exclude non-cash charges, net of non-cash income of $96.5 million; a decrease in cash from changes in other long-term assets and long-term liabilities of $13.1 million; an increase in cash from deferred tax of $8.0 million; an increase in cash resulting from a decrease in working capital of $17.1 million; and cash distributions on the investment in the AVAIL JV of $12.6 million. The decrease in working capital is primarily due to an increase in accounts payable, accrued expenses and income taxes payable, as well as a decrease in inventories, other receivables and accounts receivable, due to improved management of collections of trade and other receivables, and due to improved management of inventory needs. These decreases were offset by an increase in contract assets, which increased working capital. Net cash provided by operating activities was used to fund $115.9 million of capital expenditures, make net payments on long term debt and finance leases liabilities of $111.0 million, make dividend payments of $23.1 million and make payments for taxes related to net share settlement of equity awards of $5.2 million. We also completed a secondary public offering of 4.6 million shares of our common stock, which provided cash, net of offering costs of $13.3 million, which was used to redeem our 240,000 shares of Series A Preferred Stock for $308.9 million.
Net cash provided by operating activities of continuing operations for fiscal 2024 was $244.5 million, driven primarily by net income from continuing operations of $101.6 million, adjusted to exclude non-cash charges, net of non-cash income, of $85.7 million, an increase in cash resulting from a reduction in working capital of $54.0 million, and a cash distribution on the investment in the AVAIL JV of $3.1 million. The reduction in working capital is due primarily to a reduction in accounts receivable, other receivables and inventories due to improved management of collections of trade and other receivables, and due to improved management of inventory needs. Net cash provided by operating activities was used to fund $95.1 million of capital expenditures, make net payments on long term debt and finance leases liabilities of $115.4 million and make dividend payments of $31.4 million.
See "Financing and Capital" section below for additional information.
Financing and Capital
2022 Credit Agreement and Term Loan B
We have a credit agreement with a syndicate of financial institutions as lenders that was entered into on May 13, 2022 and was subsequently amended on August 17, 2023, December 20, 2023, March 20, 2024, September 24, 2024 and February 27, 2025 (collectively referred to herein as the "2022 Credit Agreement").
The 2022 Credit Agreement includes the following significant terms:
i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company; as of February 28, 2025, the outstanding balance of the Term Loan B was $870.3 million;

ii.provides for a maximum senior secured Revolving Credit Facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 13, 2027;
iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;
iv.borrowings under the Term Loan B bear an interest rate of Secured Overnight Financing Rate ("SOFR") plus 2.50% (following the repricings on March 20, 2024 and September 24, 2024 as described below) and the Revolving Credit Facility bears a leverage-based rate with various tiers between 1.75% and 2.75%; following the repricing on February 27, 2025, as described below, the interest rate as of February 28, 2025, was SOFR plus 2.25%;
v.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions; and,
vi.includes a maximum quarterly leverage ratio financial covenant, with reporting requirements to our banking group at each quarter-end.
During fiscal 2025, we repriced our Revolving Credit Facility and Term Loan B, which amended the 2022 Credit Agreement as follows:
i.On March 20, 2024, we repriced our Term Loan B. The repricing reduced the margin from SOFR plus 3.75% to SOFR plus 3.25%.
ii.On September 24, 2024, we repriced the Term Loan B. The repricing reduced the margin from SOFR plus 3.25% to SOFR plus 2.50%.
iii.On February 27, 2025, we repriced the Revolving Credit Facility, which has a leverage-based rate with various tiers. The repricing reduced the interest rate tiers from SOFR plus 2.75% to 3.50% to SOFR plus 1.75% to 2.75%.

During fiscal 2024, we repriced our Revolving Credit Facility and Term Loan B, which amended the 2022 Credit Agreement as follows:

i.On August 17, 2023, we repriced the Term Loan B. The repricing reduced the margin from SOFR plus 4.25% to SOFR 3.75% and removed the Credit Spread Adjustment, as defined in the 2022 Credit Agreement, of 10 basis points.
ii.On December 20, 2023, we repriced the Revolving Credit Facility. The repricing reduced the margin from 4.25% to a leverage-based rate with various tiers ranging from SOFR plus 2.75% to 3.50%.
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
The weighted average interest rate for our outstanding debt, including the Revolving Credit Facility and the Term Loan B, was 7.54% and 8.58% as of February 28, 2025 and February 29, 2024, respectively. We are also obligated to pay a leverage-based commitment fee with various tiers between 0.20% and 0.30% per year for unused amounts under the Revolving Credit Facility. As of February 28, 2025, the commitment fee rate was 0.225%.
Our 2022 Credit Agreement requires us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 4.5. As of February 28, 2025, we were in compliance with all covenants and other requirements set forth in the 2022 Credit Agreement.
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
Series A Convertible Preferred Stock
On May 9, 2024, we fully redeemed our 240,000 shares of 6.0% Series A Convertible Preferred Stock for $308.9 million. The payment was calculated as the face value of the Series A Preferred Stock of $240.0 million, multiplied by the Return Factor (as defined below) of 1.4, less dividends paid to date of $27.1 million. The redemption premium of $75.2 million, which was calculated as the difference between the redemption amount and the book value of $233.7 million, was recorded as a deemed dividend, and reduces net income available to common shareholders. The Series A Preferred Stock was redeemed using proceeds from the April 2024 Secondary Public Offering.
Dividends
The Series A Preferred Stock accumulated a 6.0% dividend per annum, or $15.00 per share per quarter. Dividends were payable in cash or in kind, by accreting and increasing the Series A Base Amount (“PIK Dividends”). Dividends were payable on the sum of (i) the aggregate liquidation preference amount of $240.0 million plus (ii) any PIK Dividends. Dividends were accrued daily and paid quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year. Following the calendar quarter ending June 30, 2027, we were not able to elect PIK Dividends and dividends on the Series A Preferred Stock were required to be paid in cash. All dividends were paid in cash through May 9, 2024, at which time the Series A Preferred Stock was redeemed. The dividend would have increased annually by one percentage point, beginning with the dividend payable for the calendar quarter ending September 30, 2028. Dividends declared and paid for the fiscal years ended February 28, 2025 and February 29, 2024 were $3.6 million and $14.4 million, respectively.
Letters of Credit
As of February 28, 2025, we had total outstanding letters of credit in the amount of $15.4 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.
Interest Rate Swap
We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap agreements to convert a portion of our variable-rate debt to a fixed rate.
On September 27, 2022, we entered into a fixed-rate interest rate swap agreement, which was subsequently amended on October 7, 2022 (the "2022 Swap"), with banks that are parties to the 2022 Credit Agreement, to change the SOFR-based component of the interest rate. The 2022 Swap converts the SOFR portion to 4.277%. On September 24, 2024, we repriced our Term Loan B to SOFR plus 2.50%, resulting in a total fixed rate of 6.777%. The 2022 Swap had an initial notional amount of $550.0 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases by a pro-rata portion of any quarterly principal payments made on the Term Loan B, and the notional amount is $536.3 million as of February 28, 2025. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2022 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2022 Swap are recognized in interest expense.
Other
We plan to contribute $6.0 million to our pension plan during fiscal 2026. See "Item 8. Financial Statements and Supplementary Data—Note 16" for a discussion of our employee benefit plans.
As of February 28, 2025, we had $900.3 million of debt outstanding on the Revolving Credit Facility and the Term Loan B, with varying maturities through fiscal 2029. We had approximately $354.6 million of additional credit available as of February 28, 2025.
Capital Commitments—Greenfield Aluminum Coil Coating Facility
We are expanding our coatings capabilities by constructing a new 25-acre aluminum coil coating facility in Washington, Missouri that is expected to be operational in calendar year 2025 (the Company's fiscal year 2026). The new greenfield facility will be included in the AZZ Precoat Metals segment and is supported by a take-or-pay contract for approximately 75% of the output from the new plant. We expect to spend approximately $121.8 million in capital payments over the life of the project, of which $60.8 million was paid prior to fiscal 2025 and $52.8 million was paid during fiscal 2025. The remaining balance of $8.2 million is on schedule to occur by the first quarter of fiscal 2026, of which we have capital commitments of $7.5 million. The remaining payments through fiscal 2026 are expected to be funded through cash flows from operations.

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
During fiscal 2025, to prioritize repayments of debt, we did not repurchase shares of common stock under the 2020 Share Authorization. As of February 28, 2025, there was $53.2 million remaining to repurchase shares under the 2020 Authorization.
Other Exposures
We have exposure to commodity price increases in all three of our operating segments, primarily zinc and natural gas in the AZZ Metal Coatings segment, and natural gas, as well as steel and aluminum scrap, in the AZZ Precoat Metals segment. We attempt to minimize these increases by entering into agreements with our zinc suppliers and such agreements generally include fixed premiums, and by entering into agreements with our natural gas suppliers to fix a portion of our purchase cost. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process, supply chain management, and through increases in prices to match inflationary increases where competitively feasible. We have indirect exposure to copper, aluminum, steel and nickel-based alloys in the AZZ Infrastructure Solutions segment through our 40% investment in the AVAIL JV.

Off Balance Sheet Arrangements and Contractual Commitments
As of February 28, 2025, we did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
As of February 28, 2025, we had non-cancelable forward contracts to purchase approximately $98.7 million of zinc at various volumes and prices. We also had non-cancelable forward contracts to purchase approximately $6.7 million of natural gas at various volumes and prices. All such contracts expire in fiscal 2026. We had no other contracted commitments for any other commodities including steel, aluminum, copper, zinc, nickel-based alloys, natural gas, except for those entered into under the normal course of business.
As of February 28, 2025, we had outstanding letters of credit in the amount of $15.4 million. These letters of credit are issued for a number of reasons, but are most commonly issued to support collateral requirements with insurance companies.
As of February 28, 2025, we have contractual commitments related to the construction of the coil coating facility in Washington, Missouri of $7.5 million that are expected to be paid in the next 12 months. See "Greenfield Aluminum Coil Coating Facility" section above. See "Item 8. Consolidated Financial Statements and Supplementary Data—Note 22" for a discussion of our contractual commitments related to our leases.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results may differ from these estimates under different assumptions or conditions. The SEC defines critical accounting estimates as those made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on a company's financial condition or results of operations. We consider the following accounting estimates to meet this definition because they are dependent on our judgement and assumptions about matters that are inherently uncertain and represent our more critical estimates.
Impairment of Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination and is not amortized. We test goodwill for potential impairment annually as of December 31, or more frequently, if an event occurs or circumstances change that would more-likely-than-not reduce the reporting unit's fair value below its carrying amount.

If no impairment indicators are present, we may first perform a qualitative assessment of goodwill to determine whether a quantitative assessment is necessary. If we perform a quantitative assessment for the annual goodwill impairment test, then we use the income approach. The income approach uses Level 3 fair value inputs, such as future cash flows and estimated terminal values for our reporting units that are discounted using a market participant perspective to determine the fair value of the reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates, discounted by an estimated weighted-average cost of capital derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint. A significant change in events, circumstances or any of these assumptions could result in an impairment of long-lived assets, including identifiable intangible assets. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to manufactured solutions we offer to the construction, industrial, consumer, transportation, electrical, and utility markets, changes in economic conditions of these various markets, assumptions about future sales, zinc and natural gas prices, operating costs, margins and the availability of experienced labor and management to implement our growth strategies.
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
We make estimates of projected cash flows when performing our impairment evaluation. These estimates include, but are not limited to, assumptions about future sales, zinc and natural gas prices, operating costs, margins, the use or disposition of the asset, the asset's estimated remaining useful life, and future expenditures necessary to maintain the asset's existing service potential. Due to the significant subjectivity of the assumptions used to test for recoverability, changes in market conditions could result in significant impairment charges in the future, which would impact our net income.
Accruals for Contingent Liabilities
We are subject to the possibility of various loss contingencies arising in the normal course of business. The amounts we may record for estimated claims, such as self-insurance programs, warranty, environmental, legal, and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience as well as other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Due to the inherent limitations in estimating future events, actual amounts paid or transferred may differ from those estimates.
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
Recent Accounting Pronouncements
See "Part II. Item 8. Financial Statements and Supplementary Data—Note 1" for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.
Non-GAAP Disclosures
In addition to reporting financial results in accordance with Generally Accepted Accounting Principles in the United States ("GAAP"), we provide adjusted net income, adjusted earnings per share and Adjusted EBITDA (collectively, the "Adjusted Earnings Measures"), which are non-GAAP measures. Management believes that the presentation of these measures provides investors with greater transparency when comparing operating results across a broad spectrum of companies, which provides a more complete understanding of our financial performance, competitive position, prospects for future capital investment and debt reduction. Management also believes that investors regularly rely on non-GAAP financial measures, such as adjusted net income, adjusted earnings per share and Adjusted EBITDA to assess operating performance and that such measures may highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP.
Management defines adjusted net income and adjusted earnings per share to exclude intangible asset amortization, certain legal settlements and accruals, and certain expenses related to non-recurring events from the reported GAAP measure. Management defines Adjusted EBITDA as adjusted net income excluding depreciation, amortization, interest, provision for income taxes and Series A Preferred Stock dividends. Management believes Adjusted EBITDA is used by investors to analyze operating performance and evaluate the Company's ability to incur and service debt, as well as its capacity for making capital expenditures in the future.
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
The following tables provide a reconciliation for the years ended February 28, 2025 and February 29, 2024 between the non-GAAP Adjusted Earnings Measures to the most comparable measures, calculated in accordance with GAAP (dollars in thousands, except per share data):

Adjusted Net Income and Adjusted Earnings Per Share from Continuing Operations

	Year Ended
	February 28, 2025		February 29, 2024
	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)
Net income from continuing operations	$128,833		$101,607
Less: Series A Preferred Stock Dividends	(1,200)		(14,400)
Less: Redemption premium on Series A Preferred Stock	(75,198)		—
Net income from continuing operations available to common shareholders(2)	52,435		87,207
Impact of Series A Preferred Stock dividends(2)	1,200		14,400
Net income and diluted earnings per share from continuing operations for Adjusted net income calculation(2)	53,635	$1.79	101,607	$3.46
Adjustments:
Amortization of intangible assets	23,111	0.77	23,960	0.83
Legal settlement and accrual(3)	9,949	0.33	17,043	0.58
Retirement and other severance expense(4)	3,741	0.12	—	—
Redemption premium on Series A Preferred Stock(5)	75,198	2.50	—	—
Subtotal	111,999	3.72	41,003	1.41
Tax impact(6)	(8,832)	(0.29)	(9,841)	(0.34)
Total adjustments	103,167	3.42	31,162	1.07
Adjusted net income and adjusted earnings per share from continuing operations (non-GAAP)	$156,802	$5.20	$132,769	$4.53

Weighted average shares outstanding - Diluted for Adjusted earnings per share(2)		30,134		29,326

See notes on page 35.
Adjusted EBITDA from Continuing Operations

	Year Ended
	February 28, 2025	February 29, 2024
Net income from continuing operations	$128,833	$101,607
Interest expense	81,282	107,065
Income tax expense	41,850	28,496
Depreciation and amortization	82,205	79,423
Adjustments:
Legal settlement and accrual(3)	9,949	17,043
Retirement and other severance expense(4)	3,741	—
Adjusted EBITDA from continuing operations (non-GAAP)	$347,860	$333,634

See notes on page 35.

Adjusted EBITDA from Continuing Operations by Segment

	Year Ended February 28, 2025
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss) from continuing operations	$178,722	$147,828	$9,426	$(207,143)	$128,833
Interest expense	—	—	—	81,282	81,282
Income tax expense	—	—	—	41,850	41,850
Depreciation and amortization	26,640	31,185	—	24,380	82,205
Adjustments:
Legal settlement and accrual(3)	—	—	6,466	3,483	9,949
Retirement and other severance expense(4)	—	—	—	3,741	3,741
Adjusted EBITDA from continuing operations (non-GAAP)	$205,362	$179,013	$15,892	$(52,407)	$347,860

See notes on page 35.

	Year Ended February 29, 2024
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss) from continuing operations	$164,856	$139,571	$9,161	$(211,981)	$101,607
Interest expense	—	—	—	107,065	107,065
Income tax expense	—	—	—	28,496	28,496
Depreciation and amortization	26,353	27,941	—	25,129	79,423
Adjustments:
Legal settlement and accrual(3)	5,450	—	5,750	5,843	17,043
Adjusted EBITDA from continuing operations (non-GAAP)	$196,659	$167,512	$14,911	$(45,448)	$333,634

See notes on page 35.

Debt Leverage Ratio Reconciliation

	Trailing Twelve Months Ended
	February 28,	February 29,
	2025	2024
Gross debt	$900,250	$1,010,250
Less: Cash per bank statement	(12,670)	(24,807)
Add: Finance lease liability	6,647	3,987
Consolidated indebtedness	$894,227	$989,430

Net income	$128,833	$101,607
Depreciation and amortization	82,205	79,423
Interest expense	81,282	107,065
Income tax expense	41,850	28,496
EBITDA	334,170	316,591
Cash items(7)	15,325	25,443
Non-cash items(8)	12,161	9,510
Equity in earnings, net of distributions	(3,598)	(12,294)
Adjusted EBITDA per Credit Agreement	$358,058	$339,250

Net leverage ratio	2.5x	2.9x

(1)	Earnings per share amounts included in the "Adjusted Net Income and Adjusted Earnings Per Share from Continuing Operations" table above may not sum due to rounding differences.
(2)
For the year ended February 28, 2025 and February 29, 2024, diluted earnings per share is based on weighted average shares outstanding of 29,344 and 25,209, respectively, as the Series A Preferred Stock that was redeemed May 9, 2024 is anti-dilutive for these calculations. The calculation of adjusted diluted earnings per share is based on weighted average shares outstanding of 30,134 and 29,326, respectively, as the Series A Preferred Stock is dilutive to adjusted diluted earnings per share. Adjusted net income for adjusted earnings per share also includes the addback of Series A Preferred Stock dividends for the periods noted above. For further information regarding the calculation of earnings per share, see "Item 8. Financial Statements and Supplementary Data—Note 15."

(3)
For the year ended February 28, 2025, consists of a $3.5 million legal settlement and accrual related to a non-operating entity, and is classified as “Corporate” in our operating segment disclosure and $6.5 million for the write off of receivable and related legal fees due to the unfavorable resolution of a litigation matter related to the AIS segment that was retained following the sale of the AIS business. For the year ended February 29, 2024, consists of the $5.5 million accrual for the Metal Coatings segment, $5.75 million for the settlement of a litigation matter related to the AIS segment that was retained following the sale of the AIS business, and $5.8 million for the settlement of a litigation matter that was acquired as part of the Precoat Acquisition and relates to the business activities that were discontinued prior to the acquisition. See "Item 8. Financial Statements and Supplementary Data—Note 22."

(4)	Related to retirement and other severance expense for certain executive management employees.
(5)	On May 9, 2024, we redeemed the Series A Preferred Stock. The redemption premium represents the difference between the redemption amount paid and the book value of the Series A Preferred Stock.
(6)	The non-GAAP effective tax rate for each of the periods presented is estimated at 24.0%.
(7)	Cash items includes certain legal settlements, accruals, and retirement and other severance expense, and costs associated with the AVAIL JV transition services agreement.
(8)	Non-cash items include stock-based compensation expense.

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
Commodity Prices
We have exposure to commodity price increases in all three of our operating segments, primarily zinc and natural gas in the AZZ Metal Coatings segment, and natural gas, as well as steel and aluminum scrap, in the AZZ Precoat Metals segment. We attempt to minimize these increases by entering into agreements with our zinc suppliers and such agreements generally include fixed premiums, and by entering into agreements with our natural gas suppliers to fix a portion of our purchase cost. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process, supply chain management, and through increases in prices to match inflationary increases where competitively feasible. We believe these agreements ensure adequate supplies and partially offset exposure to commodity price escalation. We have indirect exposure to copper, aluminum, steel and nickel-based alloys in the AZZ Infrastructure Solutions segment through our 40% investment in the AVAIL JV.
Interest Rates
We had $900.3 million of gross variable-rate debt outstanding as of February 28, 2025 under our revolving credit facility and Term Loan B. We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap agreements to convert a portion of our variable-rate debt to a fixed rate. Our interest rate swap eliminates the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates, and is designated as a cash flow hedge. We are subject to future interest rate fluctuations for the unhedged portion of our borrowings, which could potentially have a negative impact on our results of operations, financial position or cash flows.
Foreign Exchange Rates
The Company’s foreign exchange exposures result primarily from intercompany balances, sale of manufactured solutions in foreign currencies, foreign currency denominated purchases, employee-related and other costs of running operations in foreign countries. As of February 28, 2025, the Company had exposure to foreign currency exchange rates related to our operations in Canada.
Sensitivity Analysis
The weighted average balance of variable interest debt outstanding, less the portion that is fixed through our interest rate swap agreement, was $370.6 million and $483.3 million as of February 28, 2025 and February 29, 2024, respectively. We estimate that a hypothetical 10% increase in interest rates from their current level would have increased interest expense by $2.9 million and $4.2 million during fiscal 2025 and 2024, respectively. We do not believe that a hypothetical change of 10% of the currency exchange rate that are currently in effect or a change of 10% of commodity prices would have a significant adverse effect on our results of operations, financial position, or cash flows, if we are able to pass along the increases in commodity prices to our customers. However, there can be no assurance that either interest rates, foreign exchange rates or commodity prices will not change in excess of the 10% hypothetical amount or that we would be able to pass along rising costs of commodity prices to our customers, and such hypothetical change, if it occurred, could have an adverse effect on our results of operations, financial position, and cash flows.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
AZZ, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of AZZ Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2025 and February 29, 2024, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and February 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 21, 2025 expressed an unqualified opinion.

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

Critical audit matter
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Dallas, Texas
April 21, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
AZZ Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of AZZ Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 28, 2025, and our report dated April 21, 2025 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management‘s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
/s/ GRANT THORNTON LLP
Dallas, Texas
April 21, 2025

AZZ INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	As of
	February 28, 2025	February 29, 2024
Assets
Current assets:
Cash and cash equivalents	$1,488	$4,349
Trade accounts receivable, net of allowance for credit losses of $419 and $2,347 at February 28, 2025 and February 29, 2024, respectively	135,149	142,246
Other receivables	12,932	15,599
Inventories	112,313	117,656
Contract assets	106,507	79,335
Prepaid expenses and other	7,055	7,814
Total current assets	375,444	366,999
Property, plant and equipment, net	592,941	541,652
Right-of-use assets	25,951	23,739
Goodwill	703,863	705,468
Deferred tax assets	3,620	5,606
Intangible assets, net	421,850	445,435
Investment in joint venture	99,379	98,169
Other assets	4,053	8,437
Total assets	$2,227,101	$2,195,505
Liabilities, Mezzanine Equity and Shareholders’ Equity
Current liabilities:
Accounts payable	$106,471	$88,001
Income tax payable	602	172
Accrued salaries and wages	37,742	30,823
Other accrued liabilities	68,428	68,651
Lease liability, short-term	7,749	6,659
Total current liabilities	220,992	194,306
Long-term debt, net	852,365	952,742
Lease liability, long-term	19,012	17,827
Deferred tax liabilities	42,819	38,567
Other long-term liabilities	46,418	57,572
Total liabilities	1,181,606	1,261,014
Commitments and contingencies (Note 22)
Mezzanine equity:
Series A Convertible Preferred Stock, $1,000 par, shares authorized 100,000; 240 shares issued and outstanding February 29, 2024; aggregate liquidation preference $312,520 at February 29, 2024	—	233,722
Shareholders’ equity:
Common stock, $1 par value; 100,000 shares authorized; 29,913 and 25,102 shares issued and outstanding at February 28, 2025 and February 29, 2024, respectively	29,913	25,102
Capital in excess of par value	418,004	103,330
Retained earnings	609,158	576,231
Accumulated other comprehensive loss	(11,580)	(3,894)
Total shareholders’ equity	1,045,495	700,769
Total liabilities, mezzanine equity and shareholders' equity	$2,227,101	$2,195,505

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Sales	$1,577,744	$1,537,589	$1,323,649
Cost of sales	1,195,064	1,174,128	1,027,706
Gross margin	382,680	363,461	295,943

Selling, general and administrative	146,316	141,861	122,305
Operating income	236,364	221,600	173,638

Interest expense	(81,282)	(107,065)	(88,800)
Equity in earnings of unconsolidated subsidiaries	16,163	15,407	2,597
Other income (expense), net	(562)	161	1,240
Income from continuing operations before income taxes	170,683	130,103	88,675
Income tax expense	41,850	28,496	22,336
Net income from continuing operations	128,833	101,607	66,339
Income from discontinued operations, net of tax	—	—	12,770
Loss on disposal of discontinued operations, net of tax	—	—	(132,083)
Net loss from discontinued operations	—	—	(119,313)
Net income (loss)	128,833	101,607	(52,974)
Series A Preferred Stock Dividends	(1,200)	(14,400)	(8,240)
Redemption premium on Series A Preferred Stock	(75,198)	—	—
Net income (loss) available to common shareholders	$52,435	$87,207	$(61,214)
Basic earnings (loss) per share
Earnings per common share from continuing operations	$1.80	$3.48	$2.34
Loss per common share from discontinued operations	$—	$—	$(4.81)
Earnings (loss) per common share	$1.80	$3.48	$(2.47)
Diluted earnings (loss) per share
Earnings per common share from continuing operations	$1.79	$3.46	$2.33
Loss per common share from discontinued operations	$—	$—	$(4.78)
Earnings (loss) per common share	$1.79	$3.46	$(2.45)

Weighted average shares outstanding - Basic	29,086	25,041	24,828
Weighted average shares outstanding - Diluted	29,344	25,209	24,978

Cash dividends declared per common share	$0.68	$0.68	$0.68

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023

Net income (loss) available to common shareholders	$52,435	$87,207	$(61,214)
Other comprehensive income (loss):
Foreign currency translation adjustments:
Unrealized translation loss	(2,701)	(57)	(7,997)
Unrealized translation gain (loss) for unconsolidated subsidiary, net of tax(1)	(1,806)	1,418	—
Reclassification of foreign currency translation adjustment from accumulated other comprehensive loss to loss on sale of discontinued operations	—	—	27,750
Net pension actuarial gain (loss), net of tax(2)	(403)	(303)	119
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized gain on interest rate swap, net of tax(3)	153	3,321	2,740
Amounts reclassified from accumulated other comprehensive income to earnings, net of tax(4)	(2,951)	(3,667)	139
Unrealized gain (loss) on interest rate swap, net of tax for unconsolidated subsidiary(5)	22	(33)	—
Other comprehensive income (loss)	(7,686)	679	22,751
Comprehensive income (loss)	$44,749	$87,886	$(38,463)

(1)
Unrealized translation gain (loss) for unconsolidated subsidiary is related to the Company's unconsolidated investment in the AVAIL JV and represents the Company's 40% interest in this amount. Net of tax expense (benefit) of $(610) and $491 for 2025 and 2024, respectively.

(2)	Net of tax expense (benefit) of $(127), $(105) and $43 for 2025, 2024 and 2023, respectively.
(3)	Net of tax expense (benefit) of $(53), $1,099 and $995 for 2025, 2024 and 2023, respectively.
(4)	Net of tax expense of $1,017, $1,268 and $51 for 2025, 2024 and 2023, respectively.
(5)
Unrealized gain (loss) on interest rate swap, net of tax for unconsolidated subsidiary is related to the Company's unconsolidated investment in the AVAIL JV and represents the Company's 40% interest in this amount. Net of tax expense (benefit) of $7 and $(12) for 2025 and 2024, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Cash flows from operating activities
Net income (loss) available to common shareholders	$52,435	$87,207	$(61,214)
Less: Net loss from discontinued operations	—	—	119,313
Plus: Dividends on Series A Preferred Stock	1,200	14,400	8,240
Plus: Redemption premium on Series A Preferred Stock	75,198
Net income from continuing operations	128,833	101,607	66,339
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Bad debt expense (recovery)	5,058	(67)	(58)
Depreciation and amortization	82,205	79,423	74,590
Deferred income taxes	7,969	4,685	7,007
Equity in earnings of unconsolidated entities	(16,163)	(15,407)	(2,597)
Distribution on investment in AVAIL joint venture	12,565	3,113	—
Loss on abandonment of long-lived assets	—	—	135
Net loss (gain) on sale of property, plant and equipment	(368)	61	(1,032)
Amortization of debt financing costs	12,513	12,171	11,271
Share-based compensation expense	13,261	9,510	8,382
Changes in current assets and current liabilities	17,110	54,002	(67,075)
Changes in other long-term assets and long-term liabilities	(13,074)	(4,630)	(5,532)
Net cash provided by operating activities of continuing operations	249,909	244,468	91,430
Cash flows from investing activities
Purchase of property, plant and equipment	(115,883)	(95,119)	(57,120)
Proceeds from sale of subsidiaries, net	—	—	106,808
Acquisition of subsidiaries, net of cash acquired	—	—	(1,282,730)
Proceeds from sale or insurance settlements of property, plant and equipment	886	55	4,121
Net cash used in investing activities of continuing operations	(114,997)	(95,064)	(1,228,921)
Cash flows from financing activities
Proceeds from issuance of common stock	311,463	2,364	2,372
Redemption of Series A Preferred Stock	(308,920)	—	—
Payments for taxes related to net share settlement of equity awards	(5,239)	(1,711)	(3,000)
Proceeds from Revolving Credit Facility	326,000	249,000	380,000
Payments on Revolving Credit Facility	(326,000)	(314,000)	(362,000)
Proceeds from long term debt	—	—	1,540,000
Payments of debt financing costs	(1,903)	(1,699)	(87,548)
Payments on long term debt and finance lease liabilities	(110,988)	(50,424)	(419,750)
Payments of dividends	(23,108)	(31,418)	(22,739)
Net cash provided by (used in) financing activities of continuing operations	(138,695)	(147,888)	1,027,335
Effect of exchange rate changes on cash	922	13	505
Net cash used in operating activities from discontinued operations	—	—	(21,275)
Net cash used in investing activities from discontinued operations	—	—	(1,336)
Net cash provided by financing activities from discontinued operations	—	—	120,000
Net cash provided by discontinued operations	—	—	97,389
Net increase (decrease) in cash and cash equivalents	(2,861)	1,529	(12,262)
Cash and cash equivalents at beginning of period	4,349	2,820	15,082
Cash and cash equivalents from continuing operations at end of period	$1,488	$4,349	$2,820

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at February 28, 2022	24,688	$24,688	$85,847	$584,154	$(27,324)	$667,365
Share-based compensation	—	—	8,362	—	—	8,362
Common stock issued under stock-based plans and related tax expense	154	154	(3,154)	—	—	(3,000)
Common stock issued under employee stock purchase plan	70	70	2,302			2,372
Dividends on Series A Preferred Stock				(8,240)		(8,240)
Cash dividends paid on common shares				(16,898)		(16,898)
Net loss				(52,974)		(52,974)
Other comprehensive income	—				22,751	22,751
Balance at February 28, 2023	24,912	$24,912	$93,357	$506,042	$(4,573)	$619,738
Share-based compensation	—	—	9,488	—	—	9,488
Common stock issued under stock-based plans and related tax expense	122	122	(1,811)	—	—	(1,689)
Common stock issued under employee stock purchase plan	68	68	2,296	—	—	2,364
Dividends on Series A Preferred Stock	—	—	—	(14,400)	—	(14,400)
Cash dividends paid on common shares	—	—	—	(17,018)	—	(17,018)
Net income	—	—	—	101,607	—	101,607
Other comprehensive income	—	—	—	—	679	679
Balance at February 29, 2024	25,102	$25,102	$103,330	$576,231	$(3,894)	$700,769
Share-based compensation	—	—	13,251	—	—	13,251
Common stock issued under stock-based plans and related tax expense	137	137	(5,366)	—	—	(5,229)
Common stock issued under employee stock purchase plan	74	74	2,721	—	—	2,795
Common stock issued	4,600	4,600	304,068	—	—	308,668
Dividends on Series A Preferred Stock	—	—	—	(1,200)	—	(1,200)
Cash dividends paid on common shares	—	—	—	(19,508)	—	(19,508)
Redemption premium on Series A Preferred Stock	—	—	—	(75,198)	—	(75,198)
Net income	—	—	—	128,833	—	128,833
Other comprehensive loss	—	—	—	—	(7,686)	(7,686)
Balance at February 28, 2025	29,913	$29,913	$418,004	$609,158	$(11,580)	$1,045,495
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
On May 13, 2022, we completed the acquisition of the Precoat Metals business division ("Precoat Metals") of Sequa Corporation ("Sequa"), a portfolio company owned by Carlyle, a global private equity firm (the "Precoat Acquisition"). See Notes 7 and 16 for further discussion about Precoat Metals. As a result of the Precoat Acquisition, we changed our operating segments and added AZZ Precoat Metals as a new operating segment.
Unless stated otherwise, the discussion of our business and financial information throughout this Annual Report on Form 10-K refers to our continuing operations and results from continuing operations.
Basis of consolidation
The consolidated financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America and include the accounts of AZZ and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to current period presentation. See Note 9 for more information about results of operations reported in discontinued operations in the consolidated balance sheet, statement of operations and statement of cash flows for the year ended February 28, 2023.
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
Concentrations of credit risk
Financial instruments that potentially subject AZZ to significant concentrations of credit risk consist principally of cash and cash equivalents as well as trade accounts receivable. As of February 28, 2025, we had cash in banks of $12.4 million in excess of the Federal Deposit Insurance Corporation ("FDIC") limits, which includes $11.1 million of outstanding checks.
We maintain cash and cash equivalents with various financial institutions. Our policy is designed to limit exposure to any one institution. We perform periodic evaluations of the relative credit standing of those financial institutions that are considered in our banking relationships and have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk related to cash and cash equivalents.
We have limited concentrations of credit risk with respect to trade accounts receivable due to its multiple operating segments, large and diversified customer base and geographic diversification. We perform ongoing evaluations of our customers' financial condition. Collateral is usually not required from customers as a condition of sale.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table shows the changes in the allowance for credit losses for fiscal 2025, 2024 and 2023 (in thousands):

	Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Balance at beginning of year	$2,347	$5,752	$5,395
Adjustment based on aged receivables analysis	5,058	(67)	(58)
Charge-offs, net of recoveries(1)	(5,287)	338	83
Other(2)	(1,700)	(3,676)	327
Effect of exchange rate changes	1	—	5
Balance at end of year(3)	$419	$2,347	$5,752

(1)	Includes a charge-off of $5.2 million following the unfavorable resolution of a litigation matter that was retained following the AIS divestiture.
(2)
For fiscal 2025 and 2024, "Other" includes the write off of $1.7 million and $3.7 million of reserves, respectively, following the settlement of a litigation matter. The reserves related to the AZZ Infrastructure Solutions segment and were retained following the AIS divestiture.

(3)
For fiscal 2024 and 2023, the allowance for credit losses includes $1.7 million, and $5.4 million, respectively, related to the AZZ Infrastructure Solutions segment that were retained following the AIS divestiture.

Other Receivables
Other receivables include income taxes receivable, receivables for supplier rebates, and other miscellaneous receivables.
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
Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets (unbilled receivables), and contract liabilities (customer advances and deposits) on the consolidated balance sheets. Our contract assets

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and contract liabilities are primarily related to the AZZ Precoat Metals segment. Customer billing can occur subsequent to revenue recognition, resulting in contract assets. In addition, we can receive advances from our customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.
The increases or decreases in contract assets and contract liabilities from continuing operations during fiscal year 2025 were primarily due to normal timing differences between AZZ's performance and customer payments. Contract liabilities of $0.5 million, $1.0 million, and $1.3 million as of February 28, 2025, February 29, 2024, and February 28, 2023, respectively, are included in "Other accrued liabilities" in the consolidated balance sheets. The balance of contract assets was $106.5 million, $79.3 million, and $79.3 million as of February 28, 2025, February 29, 2024 and February 28, 2023, respectively. The balance of contract assets is primarily related to the AZZ Precoat Metals segment. We recognized $1.0 million of revenue for amounts that were included in contract liabilities as of February 29, 2024.
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
Disaggregated Sales
Sales by segment and geography is disclosed in Note 18. In addition, the following table presents disaggregated sales, from continuing operations, by customer industry for fiscal years 2025, 2024 and 2023 (in thousands):

	Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Sales:
Construction	$893,147	$841,557	$667,852
Industrial	129,542	153,686	152,731
Consumer	123,124	128,658	105,587
Transportation	140,570	141,237	135,319
Utilities	127,542	100,236	94,188
Other (1)	163,819	172,215	167,972
Total sales	$1,577,744	$1,537,589	$1,323,649

(1) Other includes less significant markets, such as non-construction agriculture, recreation, petro-chem, AZZ Tubular products and sales from recycling and other miscellaneous customer industries.
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
Amortizable intangible and long-lived assets
Intangible assets on the consolidated balance sheets are comprised of customer relationships, non-compete agreements, trademarks, technology and certifications. Such intangible assets (excluding indefinite-lived intangible assets) are amortized on a straight-line basis over the estimated useful lives of the assets ranging from three to 30 years. Long-lived assets, such as property and equipment and intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. If the undiscounted cash flows are less than the carrying amount, we record impairment losses for the excess of their carrying value over the estimated fair value. We did not recognize any impairment charges for fiscal years 2025, 2024, or 2023 since there were no changes in events or circumstances that would suggest these assets were impaired.
Goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Other indefinite-lived intangible assets consist of certain tradenames that were obtained through acquisitions. We test goodwill and other indefinite-lived intangibles for potential impairment annually as of December 31, or more frequently, if events or circumstances change that would more-likely-than-not reduce the reporting unit's fair value below its carrying amount. If no impairment indicators are present, we may first perform a qualitative assessment of goodwill to determine whether a quantitative assessment is necessary. If we perform a quantitative assessment for the annual goodwill impairment test, then we use the income approach. The income approach uses Level 3 fair value inputs, such as future cash flows and estimated terminal values for our reporting units that are discounted using a market participant perspective to determine the fair value of the reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates, discounted by an estimated weighted-average cost of capital derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint. A significant change in events, circumstances or any of these assumptions could result in an impairment of long-lived assets, including identifiable intangible assets. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to manufactured solutions we offer to the construction, industrial, consumer, transportation, electrical, and utility markets, changes in economic conditions of these various markets, assumptions about future sales, zinc and natural gas prices, operating costs, margins and the availability of experienced labor and management to implement our growth strategies. For fiscal year 2025, we elected to perform a qualitative analysis and determined that no conditions existed that would make it more-likely-than-not that the goodwill or indefinite-lived intangible assets were impaired. Therefore, no further quantitative testing was required. For fiscal years 2025, 2024 and 2023, no impairment losses were recognized for goodwill or indefinite-lived intangible assets.
Investment in Unconsolidated Joint Venture
We account for the investment in our joint venture under the equity method of accounting, as we exercise significant influence over, but do not control the joint venture. Investments in unconsolidated joint ventures are initially recorded at fair

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
value, and subsequently increased or decreased for allocations of net income and changes in cumulative translation adjustments. Equity in net income (loss) from the AVAIL JV is allocated based on our 40% economic interest. We record our interest in the joint venture on a one-month lag to allow sufficient time to review and assess the joint venture’s effect on our reported results. We assess our investment in the unconsolidated joint venture for recoverability when events and circumstances are present that suggest there has been a decline in value, and if it is determined that a loss in value of the investment is other than temporary, the investment is written down to its fair value. We do not believe that the value of our equity investment was impaired as of February 28, 2025.
Debt issuance costs
Debt issuance costs that are incurred in connection with the issuance of debt are amortized to interest expense using the straight-line method, which approximates the effective interest rate method, over the term of the debt. Costs related to our revolving credit facility are included in "Other assets" on the consolidated balance sheets. Costs related to our long-term debt instruments are presented as a reduction to long-term debt on the consolidated balance sheets.
Related Party Transactions
Following the close of the AVAIL JV, we entered into a transition services agreement with AIS Investment Holdings LLC, which is considered a related party. In conjunction with the transition services agreement ("TSA"), we recognized $3.5 million and $3.4 million of TSA fees for fiscal years 2024 and 2023, respectively, which are included as a reduction to "Selling, general and administrative" expense in the consolidated statements of operations. As of February 28, 2025, we did not have any related party receivables or payables outstanding.
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
We are subject to taxation in the U.S. and various state, provincial, local, and foreign jurisdictions. With few exceptions, as of February 28, 2025, we are no longer subject to U.S. federal or state examinations by tax authorities for years before fiscal 2021.
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
See Note 21 for more information.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency
The local currency is the functional currency for our foreign operations. Related assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet date, with revenues and expenses translated at weighted-average exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included in "Accumulated other comprehensive income (loss)." Gains or losses arising from the translation of intercompany balances of our foreign entities are included in earnings, because the intercompany balances are denominated in a currency other than the functional currency of the foreign entity.
Accruals for Contingent Liabilities
We are subject to the possibility of various loss contingencies arising in the normal course of business. The amounts we may record for estimated claims, such as self-insurance programs, warranty, environmental, legal, and other contingent liabilities, requires us to make judgments regarding the amount of expenses that will ultimately be incurred. We use past history and experience as well as other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Due to the inherent limitations in estimating future events, actual amounts paid or transferred may differ from those estimates.
Leases
We are a lessee under various leases for facilities and equipment. For leases with terms over one year, we recognize a right-of-use ("ROU") asset and lease liability on the consolidated balance sheet based on the present value of the future minimum lease payments. An ROU asset represents our right to use an underlying asset during the lease term and a lease liability represents the Company's obligation to make lease payments. For short-term leases with an initial term of twelve months or less that do not contain a likely to be exercised purchase option, we do not record ROU assets or lease liabilities on the consolidated balance sheet.
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
Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term, as the ROU asset is amortized, and the lease liability is accreted. For facility leases, we account for lease and non-lease components on a combined basis. For our equipment leases, lease and non-lease components are accounted for separately.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A Preferred Stock
Through May 9, 2024, we held 240,000 shares of 6% Series A Convertible Preferred Stock ("Series A Preferred Stock"). We initially recorded the Series A Preferred Stock issued in connection with the Precoat Acquisition at its fair value less issuance costs. The Series A Preferred Stock is classified as mezzanine equity in the consolidated balance sheet as of February 29, 2024. In accordance with ASC 480-10-S99, because the shares of Series A Preferred Stock were redeemable at the holder’s option upon the occurrence of an event that is not solely within our control, the carrying value of the Series A Preferred Stock was required to be classified as mezzanine equity. On May 9, 2024, we fully redeemed our 240,000 shares of Series A for $308.9 million. See Note 13 for further description of the Series A Preferred Stock.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the fiscal year ending February 28, 2025, which was applied respectively for all periods presented.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract liabilities from Contracts with Customers ("ASU 2021-08"), which requires contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") at the acquisition date as if the acquirer had originated the contracts rather than adjust them to fair value. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. AZZ adopted ASU 2021-08 in fiscal 2023 and the adoption did not have a material impact on our financial condition, results of operations or cash flows.
Accounting Pronouncements Not Yet Adopted
In November 2024, FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which expands disclosures about a public entity’s expenses, including inventory, employee compensation, depreciation, intangible asset amortization, selling expenses and other expense categories. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Clarifying the Effective Date (“ASU 2025-01”), which clarifies the effective date of ASU 2024-03 for companies with a non-calendar year end. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We do not expect the adoption of ASU 2024-03 or ASU 2025-01 to affect our financial position or our results of operations, but ASU 2024-03 will result in additional disclosures for our annual reporting period ending February 29, 2028, and interim reporting periods beginning in fiscal 2029.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 update will be effective for annual periods beginning after December 15, 2024. We expect to adopt ASU 2023-09 for the annual period ending February 28, 2026 and the adoption will not affect our financial position or our results of operations, but will result in additional disclosures.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Property, Plant and Equipment
Property, plant and equipment consisted of the following as of February 28, 2025 and February 29, 2024 (in thousands):

	As of
	February 28, 2025	February 29, 2024
Land	$52,033	$52,318
Building and structures	313,036	301,189
Machinery and equipment	424,342	408,641
Furniture, fixtures, software and computers	29,900	30,026
Automotive equipment	2,688	2,677
Construction in progress	153,145	86,062
	975,144	880,913
Less accumulated depreciation	(382,203)	(339,261)
Property, plant, and equipment, net	$592,941	$541,652
The following table outlines the classification of depreciation expense from continuing operations in the consolidated statements of income for fiscal 2025, 2024, and 2023 (in thousands):

	Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Cost of sales	$56,849	$53,035	$49,414
Selling, general and administrative	2,245	2,428	2,563
Total depreciation expense	$59,094	$55,463	$51,977

3. Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual impairment tests. Other intangible assets are amortized on a straight-line basis over the estimated useful lives.
Changes in goodwill by segment for fiscal years 2025 and 2024 were as follows (in thousands):

	As of February 28, 2025
Segment	Beginning Balance	Acquisitions	Currency Translation Adjustment	Ending Balance
Metal Coatings	$177,675	$—	$(1,605)	$176,070
Precoat Metals	527,793	—	—	527,793
Total	$705,468	$—	$(1,605)	$703,863

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of February 29, 2024
Segment	Beginning Balance	Acquisitions(1)	Currency Translation Adjustment	Ending Balance
Metal Coatings	$177,696	$—	$(21)	$177,675
Precoat Metals	524,816	2,977	—	527,793
Total	$702,512	$2,977	$(21)	$705,468

(1) Represents the purchase price adjustments during the measurement period for the Precoat acquisition.

Amortizable intangible assets consisted of the following as of February 28, 2025 and February 29, 2024 (in thousands):

		As of
	Weighted-Average Life (Years)	February 28, 2025	February 29, 2024
Customer related intangibles	25	$474,234	$475,441
Non-compete agreements	15	6,698	6,793
Trademarks / Tradenames	34	35,774	35,774
Technology	15	36,000	36,000
Gross intangible assets		552,706	554,008
Less accumulated amortization		(132,361)	(110,078)
Total amortizable intangible assets, net		$420,345	$443,930

In addition to its amortizable intangible assets, we have recorded indefinite-lived intangible assets of $1.5 million on the consolidated balance sheets as of February 28, 2025 and February 29, 2024, related to certain tradenames acquired as part of prior business acquisitions.
The following table outlines the classification of amortization expense in the consolidated statements of income for fiscal 2025, 2024, and 2023 (in thousands):

	Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Cost of sales	$—	$—	$7,124
Selling, general and administrative	23,111	23,960	15,489
Total amortization expense	$23,111	$23,960	$22,613
The following table summarizes the estimated amortization expense for the next five fiscal years and beyond (in thousands):

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year:	Amortization Expense
2026	$22,460
2027	22,454
2028	21,527
2029	21,370
2030	21,370
Thereafter	311,164
Total	$420,345

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Inventories
The following table summarizes the components of inventory (in thousands):

	As of
	February 28, 2025	February 29, 2024
Raw material	$110,005	$111,674
Work in process	518	898
Finished goods	1,790	5,084
Total inventories	$112,313	$117,656
Our inventory reserves were $3.9 million and $4.5 million as of February 28, 2025 and February 29, 2024, respectively. Inventory cost is determined principally using the first-in-first-out (FIFO) method for the AZZ Metal Coatings segment and the specific identification method for the Precoat Metals segment.
5. Other Accrued Liabilities
Other accrued liabilities consisted of the following as of February 28, 2025 and February 29, 2024 (in thousands):

	As of
	February 28, 2025	February 29, 2024
Materials and supplies accruals	$23,853	$21,902
Accrued customer discount	12,337	5,757
Employee-related expenses	7,176	7,418
Legal accrual	6,611	10,800
Accrued warranty	5,388	4,993
Sales and other taxes payable	4,205	4,005
Accrued utilities	2,626	2,495
Customer claims liability	2,563	2,696
Environmental liability - current	2,400	3,423
Other	1,269	5,162
Other accrued liabilities	$68,428	$68,651

6. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	As of
	February 28, 2025	February 29, 2024
Pension obligation	$24,587	$31,148
Environmental liability - long-term	16,532	18,662
Workers' compensation liability	2,967	4,001
ASC 740-10 Uncertain tax positions	2,332	2,188
Earnout liability	—	920
Non-current income tax payable	—	653
Other long-term liabilities	$46,418	$57,572

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Acquisitions
Precoat Acquisition
On May 13, 2022, we acquired Precoat Metals for a purchase price of approximately $1.3 billion (the "Precoat Acquisition"). AZZ Precoat Metals is the leading independent provider of metal coil coating solutions in North America. The acquisition represented the continued transition of AZZ to a focused provider of coating and galvanizing services for critical applications.
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
The following table represents the summary of the assets acquired and liabilities assumed, in aggregate, related to the Precoat Acquisition, as of the date of the acquisition (in thousands):

	May 13, 2022	Measurement Period Adjustments	As Adjusted
Assets
Accounts receivable, net	$77,422	$—	$77,422
Inventories	43,369	—	43,369
Contract assets	70,731	(2,417)	68,314
Prepaid expenses and other	2,247	—	2,247
Property, plant and equipment	305,503	—	305,503
Right-of-use assets	13,753	—	13,753
Goodwill	524,816	2,977	527,793
Deferred tax asset	8,660	—	8,660
Intangible assets, net	446,000	—	446,000
Other assets	546	—	546
Total fair value of assets acquired	$1,493,047	$560	$1,493,607
Liabilities
Accounts payable	99,223	—	99,223
Accrued expenses	31,201	560	31,761
Other accrued liabilities	5,330	—	5,330
Lease liability, short-term	2,440	—	2,440
Lease liability, long-term	11,313	—	11,313
Deferred tax liabilities	3,100	(3,100)	—
Other long-term liabilities	56,991	3,100	60,091
Total fair value of liabilities assumed	209,598	560	210,158
Total purchase price, net of cash acquired	$1,283,449	$—	$1,283,449

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible assets include customer relationships, tradenames and technology. Other long-term liabilities include the pension obligation and certain environmental liabilities. See Notes 16 and 22 for more information about these long-term liabilities.
DAAM Acquisition
On February 28, 2022, we entered into an agreement to acquire all the outstanding shares of DAAM Galvanizing Co. Ltd. ("DAAM"), a privately held hot-dip galvanizing company based in Edmonton, Alberta Canada, for approximately $35.5 million. DAAM currently operates two galvanizing facilities in Canada; one located in Edmonton, Alberta and a second in Saskatoon, Saskatchewan, as well as a service depot in Calgary, Alberta. The addition of DAAM expanded our geographical coverage in the Northwest and enhanced the scope of metal coatings solutions offered in Canada. The business is included in the AZZ Metal Coatings segment. The goodwill arising from this acquisition was allocated to the AZZ Metal Coatings segment, and approximately 50% of the goodwill amount was deductible for income tax purposes.
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
The following table represents the summary of the assets acquired and liabilities assumed, in aggregate, related to the DAAM acquisition, as of the date of the acquisition (in thousands):

February 28, 2022
Assets
Accounts receivable	$3,082
Other receivables	171
Inventories	2,451
Prepaid and other assets	—
Property, plant and equipment	11,462
Goodwill	13,691
Intangibles and other assets	9,975
Total fair value of assets acquired	$40,832
Liabilities
Accounts payable and other accrued liabilities	3,910
Deferred tax liabilities	1,422
Total fair value of liabilities assumed	$5,332
Total purchase price, net of cash acquired	$35,500

Unaudited Pro Forma Information
The following unaudited pro forma financial information for fiscal 2023 combines the historical results of AZZ and the acquisition of Precoat Metals, assuming that the companies were combined as of March 1, 2021. The pro forma financial information includes business combination accounting effects from the Precoat Acquisition, including amortization expense from acquired intangible assets, depreciation expense from acquired property, plant and equipment, interest expense from financing transactions which occurred to fund the Precoat Acquisition, acquisition-related transaction costs and tax-related effects. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Precoat Metals had taken place on March 1, 2021 or of future operating performance.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended
February 28, 2023
Sales	$1,516,669
Net income from continuing operations(1)	$51,240

(1) Net income for the year ended February 28, 2023 includes acquisition costs of approximately $45.0 million, of which $11.5 million was incurred by AZZ and $33.5 million was incurred by Precoat Metals prior to the acquisition.

8. Supplemental Cash Flow Information
To arrive at net cash provided by operating activities from continuing operations, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Decrease (increase) in current assets:
Accounts receivable, net	1,790	14,261	(12,556)
Other receivables	2,555	11,370	(13,989)
Inventories	5,045	26,276	(17,198)
Contract assets	(27,183)	(2,479)	(4,404)
Prepaid expenses and other	756	177	(4,190)
Increase (decrease) in current liabilities:
Accounts payable	23,480	(801)	(14,035)
Income taxes payable	430	(100)	(3,252)
Accrued expenses	10,237	5,298	2,549
Changes in current assets and current liabilities	$17,110	$54,002	$(67,075)
Cash flows related to interest and income taxes were as follows (in thousands):

	Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Cash paid for interest	$75,865	$97,812	$77,989
Cash paid for income taxes	31,489	20,433	24,489

Supplemental disclosures of non-cash investing and financing activities were as follows (in thousands):

	Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Issuance of Series A Preferred Stock in exchange for convertible notes	$—	$—	$233,722
Accrued dividends on Series A Preferred Stock	—	2,400	2,400
Accruals for capital expenditures	3,558	7,514	1,748

During fiscal 2025 and 2024, we had non-cash investing activities related to asset retirements of $4.2 million and $9.5 million, respectively. See Note 10 for supplemental disclosures of non-cash investing and financing activities related to our leases.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The divestiture of the AZZ Infrastructure Solutions segment represents an intentional strategic shift in our operations and allowed AZZ to become a focused provider of coating and galvanizing solutions for critical applications. As a result, the results of the AIS segment were classified as discontinued operations in our consolidated statements of operations and excluded from both continuing operations and segment results for the fiscal year ended February 28, 2023.
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
The results of operations from discontinued operations for fiscal year 2023 have been reflected as discontinued operations in the consolidated statements of operations and consist of the following (in thousands):

Year Ended
February 28, 2023
Sales	$256,224
Cost of sales	202,707
Gross margin	53,517

Selling, general and administrative	26,186
Loss on disposal of discontinued operations	159,910
Operating loss from discontinued operations	(132,579)

Interest expense	(8)
Other expense, net	(6,270)
Loss from discontinued operations before income tax	(138,857)
Income tax benefit	(19,544)
Net loss from discontinued operations	$(119,313)
Loss per common share from discontinued operations:
Basic loss per share	$(4.81)
Diluted loss per share	$(4.78)

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the discontinued operation for fiscal year 2023, consists of the following (in thousands):

Year Ended
February 28, 2023
Depreciation and amortization	$7,279
Purchase of property, plant and equipment	4,831
Non-cash loss on disposal of discontinued operations	159,910
As of February 28, 2025, February 29, 2024, and February 28, 2023 the Company had no restructuring liabilities outstanding.
10. Leases
We are a lessee under various leases for facilities and equipment. See Note 1 for a description of our accounting policy for leases.
As of February 28, 2025, we were the lessee for 146 operating leases and 74 finance leases with terms of 12 months or more. These leases are reflected in "Right-of-use assets," "Lease liability - short-term" and "Lease liability - long-term" in our consolidated balance sheets.
Our leases are primarily for (i) operating facilities, (ii) vehicles and equipment used in operations, (iii) facilities used for back-office functions, (iv) equipment used for back-office functions, and (v) temporary storage. The majority of our vehicle and equipment leases have both a fixed and variable component.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. We have a significant number of short-term leases, including month-to-month agreements. Our short-term lease agreements include expenses incurred hourly, daily, monthly and for other durations of time of one year or less. Our future lease commitments as of February 28, 2025 do not reflect all of our short-term lease commitments.
The following table outlines the classification of right-of-use ("ROU") asset and lease liabilities in the consolidated balance sheets for fiscal 2025 and 2024 (in thousands):

		As of
		February 28, 2025	February 29, 2024
Assets	Balance Sheet Classification
Operating right-of-use assets	Right-of-use assets	$19,471	$19,808
Finance right-of-use assets	Right-of-use assets	6,480	3,931
Liabilities
Operating lease liabilities ― short-term	Lease liability - short-term	6,373	5,893
Operating lease liabilities ― long-term	Lease liability - long-term	13,741	14,606
Finance lease liabilities ― short-term	Lease liability - short-term	1,376	766
Finance lease liabilities ― long-term	Lease liability - long-term	5,271	3,221

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental information related to our leases was as follows (in thousands, except years and percentages):

	As of
	February 28, 2025	February 29, 2024
Operating cash flows from operating leases included in lease liabilities	$7,213	$7,270
Lease liabilities obtained from new ROU assets - operating	$6,073	$2,321
Weighted-average remaining lease term - operating leases	3.79 years	4.12 years
Weighted-average discount rate - operating leases	5.06%	4.49%
Decrease in ROU assets related to lease terminations	$—	$(1,294)
Financing cash flows from finance leases included in lease liabilities	$988	$425
Operating cash flows from finance leases included in lease liabilities	$341	$109
Lease liabilities obtained from new ROU assets - finance leases	$3,781	$3,083
Weighted-average remaining lease term - finance leases	4.57 years	5.21 years
Weighted-average discount rate - finance leases	6.86%	6.70%
The following table outlines our lease expense in the consolidated statements of operations for fiscal 2025, 2024, and 2023 (in thousands):

	Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Operating lease expense:
Cost of sales	$6,117	$6,008	$7,934
Selling, general and administrative	1,932	1,947	1,810
Total operating lease expense	8,049	7,955	9,744
Financing lease expense:
Cost of sales	1,117	468	199
Interest expense	341	109	33
Total financing lease expense	1,458	577	232
Variable lease expense:
Cost of sales	471	454	251
Total variable lease expense	471	454	251
Short-term lease expense:
Cost of sales	6,402	5,416	4,025
Selling, general and administrative	33	52	48
Total short-term lease expense	6,435	5,468	4,073
Total lease expense	$16,413	$14,454	$14,300

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2025, maturities of our lease liabilities were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2026	$7,209	$1,779	$8,988
2027	5,853	1,738	7,591
2028	3,787	1,644	5,431
2029	3,122	1,438	4,560
2030	1,202	913	2,115
Thereafter	902	206	1,108
Total lease payments	22,075	7,718	29,793
Less imputed interest	(1,961)	(1,071)	(3,032)
Total	$20,114	$6,647	$26,761

We sublease multiple buildings in Columbia, South Carolina to multiple subtenants. The Columbia sublease agreements are by and between AZZ Precoat Metals and multiple subtenants. Sublease income is recognized over the term of the sublease on a straight-line basis and is reported in the consolidated statement of operations as a reduction to "Cost of sales."

	Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Sublease income	$1,055	$1,002	$773
11. Debt
Our long-term debt instruments and balances outstanding as of February 28, 2025 and February 29, 2024 were as follows (in thousands):

	As of
	February 28, 2025	February 29, 2024
Revolving Credit Facility	$30,000	$30,000
Term Loan B	870,250	980,250
Total debt, gross	900,250	1,010,250
Unamortized debt issuance costs	(47,885)	(57,508)
Long-term debt, net	$852,365	$952,742

2022 Credit Agreement and Term Loan B
We have a credit agreement with a syndicate of financial institutions as lenders that was entered into on May 13, 2022 and was subsequently amended on August 17, 2023, December 20, 2023, March 20, 2024, September 24, 2024 and February 27, 2025 (collectively referred to herein as the "2022 Credit Agreement").
The 2022 Credit Agreement includes the following significant terms:
i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company; as of February 28, 2025, the outstanding balance of the Term Loan B was $870.3 million;
ii.provides for a maximum senior secured Revolving Credit Facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 13, 2027;
iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
iv.borrowings under the Term Loan B bear an interest rate of Secured Overnight Financing Rate ("SOFR") plus 2.50% (following the repricings on March 20, 2024 and September 24, 2024 as described below) and the Revolving Credit Facility bears a leverage-based rate with various tiers between 1.75% and 2.75%; following the repricing on February 27, 2025, as described below, the interest rate as of February 28, 2025 was SOFR plus 2.25%;
v.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions; and,
vi.includes a maximum quarterly leverage ratio financial covenant, with reporting requirements to our banking group at each quarter-end.
During fiscal 2025, we repriced our Revolving Credit Facility and Term Loan B, which amended the 2022 Credit Agreement as follows:
i.On March 20, 2024, we repriced our Term Loan B. The repricing reduced the margin from SOFR plus 3.75% to SOFR plus 3.25%.
ii.On September 24, 2024, we repriced the Term Loan B. The repricing reduced the margin from SOFR plus 3.25% to SOFR plus 2.50%.
iii.On February 27, 2025, we repriced the Revolving Credit Facility, which has a leverage-based rate with various tiers. The repricing reduced the interest rate tiers from SOFR plus 2.75% to 3.50% to SOFR plus 1.75% to 2.75%.
During fiscal 2024, we repriced our Revolving Credit Facility and Term Loan B, which amended the 2022 Credit Agreement as follows:
i.On August 17, 2023, we repriced the Term Loan B. The repricing reduced the margin from SOFR plus 4.25% to SOFR plus 3.75% and removed the Credit Spread Adjustment, as defined in the 2022 Credit Agreement, of 10 basis points.
ii.On December 20, 2023, we repriced the Revolving Credit Facility. The repricing reduced the margin from 4.25% to a leverage-based rate with various tiers ranging from SOFR plus 2.75% to 3.50%.
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
The weighted average interest rate for our outstanding debt, including the Revolving Credit Facility and the Term Loan B, was 7.54% and 8.58% at February 28, 2025 and February 29, 2024, respectively. We are also obligated to pay a leverage-based commitment fee with various tiers between 0.20% and 0.30% per year for unused amounts under the Revolving Credit Facility. As of February 28, 2025, the commitment fee rate was 0.225%.
Debt Compliance, Outstanding Borrowings, Letters of Credit and Future Principal Payments
Our 2022 Credit Agreement requires us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 4.5. As of February 28, 2025, we were in compliance with all covenants and other requirements set forth in the 2022 Credit Agreement.
As of February 28, 2025, we had $900.3 million of debt outstanding on the Revolving Credit Facility and the Term Loan B, with varying maturities through fiscal 2029. We had approximately $354.6 million of additional credit available as of February 28, 2025.
As of February 28, 2025, we had total outstanding letters of credit in the amount of $15.4 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For each of the five years after February 28, 2025, required principal payments under the terms of the long-term debt are as follows (dollars in thousands):

Fiscal Year:	Future Debt Maturities
2026	$—
2027	—
2028	30,000
2029	—
2030	870,250
Thereafter	—
Total	$900,250
Other Disclosures
The components of “Interest expense” are as follows (in thousands):

	Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Gross Interest expense	$88,394	$109,746	$89,354
Less: Capitalized interest	(7,112)	(2,681)	(554)
Interest expense, net	$81,282	$107,065	$88,800
Capitalized interest relates to interest cost on the construction of the greenfield aluminum coil coating facility in Washington, Missouri. The increase for fiscal 2025 compared to the prior years was due to the higher average construction work in process.
12. Income Taxes
The provision for income taxes for continuing and discontinued operations for fiscal year 2025, 2024 and 2023 consisted of the following (in thousands):

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Income from continuing operations before income taxes
Domestic	$165,822	$123,955	$80,508
Foreign	4,861	6,148	8,167
Income from continuing operations before income taxes	170,683	130,103	88,675
Current provision:
Federal	28,660	19,839	(1,848)
Foreign	1,738	2,189	2,127
State and local	3,350	1,716	5,918
Total current provision for income taxes	33,748	23,744	6,197
Deferred provision (benefit):
Federal	7,123	3,920	17,273
Foreign	(340)	(316)	(24)
State and local	1,319	1,148	(1,110)
Total deferred provision for income taxes for continuing operations	8,102	4,752	16,139
Total provision for income taxes for continuing operations	41,850	28,496	22,336
Income taxes (benefit) on discontinued operations	—	—	(19,544)
Total provision for income taxes	$41,850	$28,496	$2,792
A reconciliation from the federal statutory income tax rate to the effective income tax rate for continuing operations is as follows for the prior three fiscal years:

	Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Statutory federal income tax rate	21.0%	21.0%	21.0%
Permanent differences	1.0	0.5	0.6
State income taxes, net of federal income tax benefit	2.3	1.9	4.4
Stock compensation	(0.5)	0.1	0.1
Tax credits	(0.2)	(1.7)	0.0
Foreign tax rate differential	0.2	0.2	0.4
ASC 740-10 Uncertain tax positions	0.1	(1.8)	(1.5)
Management fee	—	—	3.2
Outside basis - AVAIL JV	—	—	(3.7)
Other	0.6	1.7	0.7
Effective income tax rate	24.5%	21.9%	25.2%
The provision for income taxes from continuing operations was 24.5% for fiscal 2025 compared to 21.9% for fiscal 2024. The increase in the effective tax rate is primarily attributable to favorable adjustments for fiscal 2024 related to uncertain tax positions, partially offset by higher tax deductions for stock compensation in fiscal 2025. The increase is also attributable to non-deductible items such as compensation limited by IRC Sec. 162(m) and meals & entertainment subject to the 50% limitation under IRC Sec. 274(n). The increase also relates to higher state tax expense, net of federal benefit, and lower R&D tax credits following the divestiture of the AIS business.
Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability are as follows for fiscal year 2025 and 2024 (in thousands):

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of
	February 28, 2025	February 29, 2024
Deferred income tax assets:
Employee related items	$10,867	$12,148
Inventories	5,205	5,756
Accrued warranty	1,336	1,268
Accounts receivable	1,926	2,061
Lease liabilities	6,406	6,033
Net operating loss and other credit carryforwards	5,707	4,739
Research and experiment expenses	5,046	5,688
Interest expense limitation	8,565	13,580
Outside basis difference—AVAIL JV	274	—
Other deferred income tax assets	334	281
Total deferred income tax assets	45,666	51,554

Deferred income tax liabilities:
Depreciation methods and property basis differences	$(36,671)	$(42,508)
Right-of-use lease assets	(6,219)	(5,858)
Outside basis difference	—	(1,466)
Other assets and tax-deductible goodwill	(41,975)	(34,683)
Total deferred income tax liabilities	(84,865)	(84,515)
Net deferred income tax liabilities	$(39,199)	$(32,961)
The increase in net deferred tax liability is primarily related to an increase in book over tax basis related to goodwill, additional interest expense that was previously capitalized which is now deductible, additional payments to the pension plan, partially offset by an increase in state net operating losses, a decrease in book over tax basis related to fixed assets, and an increase in tax basis over book related to the Company's investment in the AVAIL JV.
As of February 28, 2025, the Company had pretax state NOL carry-forwards of $82.6 million which, if unused, will begin to expire in 2026 and pretax foreign NOL carry-forwards of $0.8 million, which, if unused, will begin to expire in 2044.
As of February 28, 2025 and February 29, 2024, a portion of the Company's deferred tax assets were the result of state and foreign jurisdiction NOL carry-forwards and state credit carry-forwards. We believe that it is more-likely-than-not that the benefit from certain foreign NOL carry-forwards and state credit carry-forwards will be realized. Therefore, we have not provided a valuation allowance as of February 28, 2025.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our operations. U.S. GAAP states that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We may (1) record unrecognized tax benefits as liabilities in accordance with U.S. GAAP and (2) adjust these liabilities when our judgment changes because of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information becomes available.
A reconciliation of the beginning and ending balance of total unrecognized tax benefits, which is included in "Other long-term liabilities" in the consolidated balance sheets for the years ended February 28, 2025 and February 29, 2024 is as follows (in thousands):

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of
	February 28, 2025	February 29, 2024
Balance at beginning of period	$1,808	$3,667
Increase for tax positions related to current periods:
Gross increases	73	177
Increase for tax positions related to prior periods:
Gross increases	—	100
Gross decreases	—	(1,699)
Lapse of statute of limitations	(182)	(437)
Balance at end of period	$1,699	$1,808
Current year decreases to our UTPs primarily relate to matters related to research and development credits.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Penalties and interest recorded to tax expense (benefit) for fiscal 2025 and 2024 were $0.3 million and $(0.5) million, respectively.
We have prior year tax returns currently being examined in two states and do not have any other returns currently being examined by taxing authorities. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. As the outcome of any tax audits cannot be predicted with certainty, if any issues addressed in our tax audits are resolved in a manner inconsistent with management's expectations, we could adjust our provision for income taxes in the future.
As of February 28, 2025, we have operations and taxable presence in the U.S. and Canada. The tax positions of the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions. We currently consider U.S. federal and state and Canada, to be significant tax jurisdictions. Our U.S. federal and state tax returns since February 28, 2022 remain open to examination. Our Canada tax returns since February 28, 2021 remain open to examination. The statute of limitations for fiscal year 2022 for U.S. and fiscal year 2021 for Canada will expire in December 2025. We anticipate it is reasonably possible that a decrease of unrecognized tax benefits related to various federal, foreign and state positions of $0.2 million may be resolved in the next 12 months.
Prior to enactment of H.R. 1, formerly known as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), we asserted that all unremitted earnings of our foreign subsidiaries were considered indefinitely reinvested. As a result of the Tax Act, we reported and paid U.S. tax on most of our previously unremitted foreign earnings. As of February 28, 2025, we continue to be indefinitely reinvested with respect to investments in its foreign subsidiaries. Additionally, we have not recorded deferred tax liabilities associated with the remaining unremitted earnings that are considered indefinitely reinvested. It is impracticable for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings, due to the complexities associated with the hypothetical calculation.
13. Mezzanine Equity
Series A Convertible Preferred Stock
On May 9, 2024, we fully redeemed our 240,000 shares of 6.0% Series A Convertible Preferred Stock for $308.9 million. The payment was calculated as the face value of the Series A Preferred Stock of $240.0 million, multiplied by the Return Factor (as defined below) of 1.4, less dividends paid to date of $27.1 million. The redemption premium of $75.2 million, which was calculated as the difference between the redemption amount and the book value of $233.7 million, was recorded as a deemed dividend, and reduces net income available to common shareholders. The Series A Preferred Stock was redeemed using proceeds from the April 2024 Secondary Public Offering. See Note 14.
On August 5, 2022, we exchanged our $240.0 million 6.00% convertible subordinated notes due June 30, 2030 for 240,000 shares of Series A Preferred Stock, following the receipt of shareholder approval for the issuance of Series A Preferred Stock. The Series A Preferred Stock had a $1.00 par value per share, and ranked senior to the common stock of the Company, including with respect to both income and capital, but junior to our indebtedness. The Series A Preferred Stock is classified as "Mezzanine equity" in the consolidated balance sheets and, as noted above, was fully redeemed on May 9, 2024.
Liquidation Preference

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Dividends
The Series A Preferred Stock accumulated a 6.0% dividend per annum, or $15.00 per share per quarter. Dividends were payable in cash or in kind, by accreting and increasing the Series A Base Amount (“PIK Dividends”). Dividends were payable on the sum of (i) the aggregate liquidation preference amount of $240.0 million plus (ii) any PIK Dividends. Dividends were accrued daily and paid quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year. Following the calendar quarter ending June 30, 2027, we were not able to elect PIK Dividends and dividends on the Series A Preferred Stock were required to be paid in cash. All dividends were paid in cash through May 9, 2024, at which time the Series A Preferred Stock was redeemed. The dividend would have increased annually by one percentage point, beginning with the dividend payable for the calendar quarter ending September 30, 2028. Dividends declared and paid for the fiscal years ended 2025, 2024 and 2023 were $3.6 million, $14.4 million, and $5.8 million, respectively.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
b.incurrence of any additional indebtedness (including refinancings of existing indebtedness) by the Company unless our ratio of net debt to EBITDA (as defined in the 2022 Credit Agreement) did not exceed 5.5x;
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
Share Repurchases
On November 10, 2020, our Board of Directors authorized a $100 million share repurchase program, pursuant to which we may repurchase AZZ common stock (the "2020 Share Authorization"). Repurchases under the 2020 Share Authorization will be made through open market and/or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when we might otherwise be precluded from doing so.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During fiscal 2025, 2024 and 2023, to prioritize repayments of debt, we did not repurchase shares of common stock under the 2020 Share Authorization.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive gain (loss), after tax, consisted of the following for 2025, 2024 and 2023 (in thousands):

	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of February 28, 2022	$(27,324)	$—	$—	$—	$—	$(27,324)
Other comprehensive income (loss) before reclassification	(7,997)	—	119	2,740	—	(5,138)
Amounts reclassified from AOCI	27,750	—	—	139	—	27,889
Net change in AOCI	19,753	—	119	2,879	—	22,751
Balance as of February 28, 2023	$(7,571)	$—	$119	$2,879	$—	$(4,573)
Other comprehensive income (loss) before reclassification	(57)	1,418	(303)	3,321	(33)	4,346
Amounts reclassified from AOCI	—	—	—	(3,667)	—	(3,667)
Net change in AOCI	(57)	1,418	(303)	(346)	(33)	679
Balance as of February 29, 2024	$(7,628)	$1,418	$(184)	$2,533	$(33)	$(3,894)
Other comprehensive income (loss) before reclassification	(2,701)	(1,806)	(403)	153	22	(4,735)
Amounts reclassified from AOCI	—	—	—	(2,951)	—	(2,951)
Net change in AOCI	(2,701)	(1,806)	(403)	(2,798)	22	(7,686)
Balance at February 28, 2025	$(10,329)	$(388)	$(587)	$(265)	$(11)	$(11,580)

15. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period.
On April 30, 2024, we completed a secondary public offering in which we issued 4.6 million common shares. The weighted average number of shares for the period outstanding for the year ended February 28, 2025 are included in weighted average shares outstanding for basic earnings per share. See Note 14. As of February 28, 2025, there were 29.9 million common shares outstanding, which includes the shares from the secondary public offering.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2025, 2024 and 2023 (in thousands, except per share data):

	Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Numerator:
Net income from continuing operations	$128,833	$101,607	$66,339
Series A Preferred Stock Dividends	(1,200)	(14,400)	(8,240)
Redemption premium on Series A Preferred Stock	(75,198)	—	—
Numerator for basic earnings per share continuing operations	52,435	87,207	58,099
Numerator for diluted earnings per share continuing operations	$52,435	$87,207	$58,099

Net loss from discontinued operations	$—	$—	$(119,313)

Net income (loss) available to common shareholders	$52,435	$87,207	$(61,214)
Numerator for diluted earnings per share—net income (loss) available to common shareholders	$52,435	$87,207	$(61,214)
Denominator:
Weighted average shares outstanding for basic earnings per share	29,086	25,041	24,828
Effect of dilutive securities:
Employee and director stock awards	258	168	150
Denominator for diluted earnings per share	29,344	25,209	24,978

Basic earnings (loss) per share
Earnings per common share from continuing operations	$1.80	$3.48	$2.34
Loss per common share from discontinued operations	$—	$—	$(4.81)
Earnings (loss) per common share	$1.80	$3.48	$(2.47)
Diluted earnings (loss) per share
Earnings per common share from continuing operations	$1.79	$3.46	$2.33
Loss per common share from discontinued operations	$—	$—	$(4.78)
Earnings (loss) per common share	$1.79	$3.46	$(2.45)
     For fiscal 2025, 2024 and 2023, approximately 0.1 million, 0.1 million and 0.1 million employee equity awards were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For fiscal years 2025, 2024 and 2023, all shares related to the Series A Convertible Preferred Stock were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.
16. Employee Benefit Plans
401(k) Retirement Plan
We have 401(k) retirement plans covering substantially all of our employees. Company contributions to the 401(k) retirement plans were $6.2 million, $6.3 million, and $5.6 million for fiscal 2025, 2024, and 2023, respectively.
Pension and Employee Benefit Obligations
As of February 28, 2025, we have a defined benefit pension plan for certain employees employed by Precoat Metals as of May 13, 2022 (the "Plan"). Prior to the Precoat Acquisition, benefit accruals were frozen for all participants. After the freeze, participants did not accrue any future benefits under the Plan, and any new hires are not eligible to participate in the Plan. We fund the pension plan as required by local regulations.
Our investment strategy is to build an efficient, well diversified portfolio based on a long-term strategic outlook of the investment markets. The investment markets outlook utilizes both the historical based and forward-looking return forecasts to

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
establish future return expectations for various asset classes. These return expectations are used to develop a core asset allocation based on the specific needs of the Plan. The core asset allocation utilizes investment portfolios of various asset classes and investment managers in order to maximize the Plan’s return while providing layers of diversification to mitigate risk. Plan assets of $100.3 million as of February 28, 2025, consisted of 4.1% cash, 46.8% equity securities, 10.1% collective investment trusts and 39.0% corporate and government debt. Net periodic benefit costs related to the plan were $0.9 million, $1.1 million and $0.6 million for fiscal 2025, 2024, and 2023, respectively.
The components of net benefit cost other than the employer service cost are included in "Selling, general and administrative" expense. The components of net benefit cost related to the Plan were as follows (in thousands):

	Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Disclosed benefit cost
Interest cost	$6,833	$7,031	$5,264
Expected return on plan assets	(5,954)	(5,947)	(4,686)
Subtotal	879	1,084	578
Net periodic benefit cost (income)	879	1,084	578
Disclosed net benefit cost	879	1,084	578
Presentation of benefit cost pursuant to ASC 715-20
Other components of net periodic benefit cost	879	1,084	578
Disclosed net benefit cost	$879	$1,084	$578
Assumptions used to determine benefit cost:
Discount rate	5.61%	5.59%	4.76%
Expected long-term rate of return on plan assets	6.25%	6.25%	5.50%

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in benefit obligation and the funded status of the Plan as of and for the years ended below were as follows (in thousands):

	As of
Current and non-current classification	February 28, 2025	February 29, 2024
Non-current liability	$(24,587)	$(31,148)
Net balance sheet asset (liability)	(24,587)	(31,148)
Reconciliation of net balance sheet asset (liability)
Net balance sheet asset (liability) at beginning of fiscal year	(31,148)	(31,287)
Interest cost	(6,833)	(7,031)
Expected return on plan assets	5,954	5,947
Actuarial gain (loss)	(530)	(408)
Employer contributions	7,970	1,631
Net balance sheet asset (liability) at end of fiscal year	$(24,587)	$(31,148)
Assumptions and dates used for disclosure:
Discount rate	5.52%	5.61%
Census date	October 1, 2024	October 1, 2023
The following table presents information for the Plan with projected benefit obligations in excess of plan assets (in thousands):

	As of
	February 28, 2025	February 29, 2024
Projected benefit obligation	$(124,898)	$(127,890)
Fair value of plan assets, excluding receivable contributions	100,311	96,742
Net balance sheet asset (liability)	$(24,587)	$(31,148)
Pre-tax amounts recognized in other comprehensive income (loss) were as follows (in thousands):

	Year End
	February 28, 2025	February 29, 2024	February 28, 2023
Net loss (gain)	$776	$246	$(162)
Accumulated other comprehensive (income) loss before adjustment for tax effects ("AOCI")	776	246	(162)
Development of AOCI
AOCI at beginning of fiscal year	246	(162)	—
Occurring during the year:
Net loss (gain)	530	408	(162)
AOCI at fiscal year end	$776	$246	$(162)
In fiscal 2026, we expect to contribute $6.0 million to the Plan.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Benefit payments we expect to pay, including amounts related to expected future services that we expect to receive, are as follows (in thousands):

Fiscal Year:	Pension Benefits
2026	$12,422
2027	11,609
2028	11,350
2029	11,053
2030	10,736
2031 through 2035	48,033
Changes in disclosed plan obligations and plan assets were as follows (in thousands):

	As of
	February 28, 2025	February 29, 2024
Change in projected benefit obligation ("PBO")
PBO at beginning of fiscal year	$127,890	$131,787
Interest cost	6,833	7,031
Actuarial loss (gain)	1,727	637
Benefits paid from plan assets	(11,552)	(11,565)
PBO at fiscal year end	$124,898	$127,890
Change in plan assets
Fair value of plan assets at beginning of fiscal year	96,742	100,500
Actual return on plan assets	7,151	6,176
Employer contributions	7,970	1,631
Benefits paid	(11,552)	(11,565)
Fair value of plan assets at fiscal year end	$100,311	$96,742

	Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Reconciliation of net loss (gain)
Net amount at beginning of fiscal year	$246	$(162)	$—
Experience loss (gain)	530	408	(162)
Net amount at fiscal year end	$776	$246	$(162)

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the fair value and market-related value of the Plan assets (in thousands).

	As of
	February 28, 2025	February 29, 2024
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of fiscal year	$96,742	$100,500
Actual return on plan assets	7,151	6,176
Employer contributions	7,970	1,631
Benefits paid	(11,552)	(11,565)
Fair value of plan assets at end of fiscal year	$100,311	$96,742
Rate of return on invested assets
Weighted invested assets	95,654	95,542
Rate of return	7.48%	5.90%
Investment Loss/(Gain)
Actual return	7,151	6,176
Expected return	5,954	5,947
Loss (gain)	(1,197)	229
The weighted-average assumptions used to determine the benefit obligation were as follows:

	As of
	February 28, 2025	February 29, 2024
Discount rate	5.52%	5.61%
Expected long-term rate of return on plan assets	6.75%	6.25%
The expected long-term rate of return on plan assets is based on a forward-looking expected asset return model. This model derives an expected rate of return based on the target asset allocation of the Plan's assets. The model reflects the positive effect of periodic rebalancing among diversified asset classes. We select an expected asset return that is supported by this model.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of the assets of our pension plans as of February 28, 2025 and February 29, 2024 by level of the fair value hierarchy. Assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on unadjusted quoted prices from national securities exchanges. No assets were categorized in Level 2 or Level 3 of the hierarchy as of February 28, 2025 and February 29, 2024. Certain investments that are measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy and are being presented in the tables to permit a reconciliation to total plan assets. We do not fund or fully fund U.S. nonqualified and certain foreign pension plans that are not subject to funding requirements.

	As of
	February 28, 2025				February 29, 2024
	Level 1	Level 2	Assets measured at Net Asset Value	Total	Level 1	Level 2	Assets measured at Net Asset Value	Total
Equity securities	$—	$—	$46,936	$46,936	$—	$—	$46,205	$46,205
Collective investment trusts	—	—	10,164	10,164	—	—	10,100	10,100
Corporate bonds	—	—	13,258	13,258	—	—	11,617	11,617
U.S. Government bonds	—	—	6,729	6,729	—	—	6,389	6,389
Municipal bonds	—	—	19,090	19,090	—	—	18,362	18,362
Cash and cash equivalents	4,134	—	—	4,134	4,069	—	—	4,069
Total pension plan assets	$4,134	$—	$96,177	$100,311	$4,069	$—	$92,673	$96,742
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
The maximum number of shares that may be issued under the 2023 Plan is 1.45 million shares and, as of February 28, 2025, we have approximately 1.29 million shares reserved for future issuance under the 2023 Plan.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of RSU award activity (including DERs) for fiscal years 2025, 2024, and 2023 is as follows:

	Year Ended
	February 28, 2025		February 29, 2024		February 28, 2023
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	230,586	$41.53	200,969	$43.50	214,098	$41.24
Granted	104,030	76.14	132,644	38.41	148,595	44.60
Vested	(141,800)	45.03	(102,077)	41.27	(136,197)	41.16
Forfeited	(7,391)	45.37	(950)	45.69	(25,527)	43.72
Outstanding at end of year	185,425	$58.12	230,586	$41.53	200,969	$43.50
Vested and expected to vest at end of year	185,425	$58.12	230,586	$41.53	200,969	$43.50

The total fair value of RSU awards vested during fiscal years 2025, 2024, and 2023 was $10.8 million, $3.8 million and $6.1 million, respectively.
Performance Share Unit Awards
AZZ grants performance share unit ("PSU") awards to certain employees, which also include DERs as described above. These PSU awards have a three-year performance cycle and will vest and become issuable, if at all, on the third anniversary from the award date. The fiscal year 2025 PSU awards are based on an average of AZZ's return on invested capital ("ROIC") and total shareholder return ("TSR") during the three-year period. The TSR metric is compared to a defined specific industry peer group. The awards include certain vesting multipliers. The fiscal year 2024 and 2023 PSU awards are based on AZZ's TSR during the three-year period, in comparison to a defined specific industry peer group and include certain vesting multipliers. The fair value of PSU awards with performance and service conditions is estimated using the value of AZZ''s common stock on the date of grant. The fair value of PSU awards with market conditions is estimated using a Monte Carlo simulation model on the date of grant.
A summary of PSU award activity (including DERs) for fiscal years 2025, 2024, and 2023 is as follows:

	Year Ended
	February 28, 2025		February 29, 2024		February 28, 2023
	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	167,978	$51.64	152,546	$48.51	154,455	$44.05
Granted	60,007	82.25	80,285	42.93	76,020	38.42
Vested	(54,500)	66.12	(42,868)	33.22	(63,021)	43.22
Forfeited	(12,371)	51.19	(21,985)	33.22	(14,908)	48.41
Outstanding at end of year	161,114	$56.79	167,978	$51.64	152,546	$48.51
Vested and expected to vest at end of year	161,114	$56.79	167,978	$51.64	152,546	$48.51
The PSU awards in the table above are presented at the face value of the respective grants. However, the number of PSU awards that may ultimately vest can vary in a range 0% to 200% of the face amount of such awards, depending on the outcome of the performance or market vesting conditions, as applicable.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Directors Grants
AZZ granted each of its independent directors a total of 1,666, 2,682 and 2,619 shares of its common stock during fiscal years 2025, 2024 and 2023, respectively. These common stock grants were valued at $74.99, $42.87 and $40.09 per share for fiscal years 2025, 2024 and 2023, respectively, which was the market price of AZZ's common stock on the respective grant dates.
Employee Stock Purchase Plan
AZZ has an employee stock purchase plan ("ESPP"), which is available to all employees. The ESPP allows employees to purchase AZZ's common stock semi-annually through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "Offering Period"). On the first day of an Offering Period (the "Enrollment Date") the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the Enrollment Date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year, and the participant may not purchase more than 5,000 shares during any Offering Period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the Offering Period. An aggregate of 1.5 million shares of common stock are authorized for issuance under the ESPP. Of this amount, 1.0 million shares were available for issuance as of February 28, 2025. We issue new shares upon purchase through the ESPP.
Share-based Compensation Expense
The following table shows share-based compensation expense and the related income tax benefit included in the consolidated statements of income for fiscal years 2025, 2024 and 2023 (in thousands):

	Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Compensation expense	$13,261	$9,510	$8,382
Income tax benefits	2,785	1,969	1,539
Unrecognized compensation cost related to unvested stock awards at February 28, 2025 was $11.9 million, which is expected to be recognized over a weighted average period of 1.51 years.
The actual tax benefit/ (expense) realized from share-based compensation during fiscal years 2025, 2024 and 2023 was $1.3 million, $(0.2) million and $(0.1) million, respectively.
Our policy is to issue shares under these plans from AZZ’s authorized but unissued shares. We have no formal or informal plan to repurchase shares on the open market to satisfy these requirements.
18. Operating Segments
Segment Information
Our Chief Executive Officer, who is the chief operating decision maker ("CODM"), reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Sales and operating income are the primary measures used by the CODM to evaluate segment operating performance and to allocate resources to the AZZ Metal Coatings and the AZZ Precoat Metals segments. The CODM uses net income as the primary measure to evaluate performance and allocate resources to the AZZ Infrastructure Solutions segment. The CODM assesses these metrics and compares actuals to budgeted and forecasted values to evaluate segment operating performance and allocate resources to the operating segments. Expenses related to certain centralized administration or executive functions that are not specifically related to an operating segment are included in Corporate. The AVAIL JV operating results for the period prior to deconsolidation are included within discontinued operations, except for AZZ Crowley Tubing, which was retained and merged into the AZZ Metal Coatings segment. See Note 9 for the results of operations related to the AZZ Infrastructure Solutions segment that is reported as discontinued operations.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following tables contain operating segment data for fiscal years 2025, 2024 and 2023 was as follows (in thousands):

	Year Ended February 28, 2025
	Metal Coatings(1)	Precoat Metals(2)	Infrastructure Solutions(3)	Corporate(4)(5)	Total
Sales	$665,107	$912,637	$—	$—	$1,577,744
Cost of sales(6)	464,260	730,804	—	—	1,195,064
Gross margin	200,847	181,833	—	—	382,680

Selling, general and administrative(7)	22,372	34,005	6,737	83,202	146,316
Operating income (loss) from continuing operations	178,475	147,828	(6,737)	(83,202)	236,364

Interest expense	—	—	—	(81,282)	(81,282)
Equity in earnings of unconsolidated subsidiaries	—	—	16,163	—	16,163
Other income (expense)	247	—	—	(809)	(562)
Income (loss) from continuing operations before income tax	$178,722	$147,828	$9,426	(165,293)	170,683
Income tax expense				41,850	41,850
Net income (loss) from continuing operations				$(207,143)	$128,833

See notes on page 81.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended February 29, 2024
	Metal Coatings(1)	Precoat Metals(2)	Infrastructure Solutions(3)	Corporate(4)(5)	Total
Sales	$656,189	$881,400	$—	$—	$1,537,589
Cost of sales(6)	465,147	708,981	—	—	1,174,128
Gross margin	191,042	172,419	—	—	363,461

Selling, general and administrative(7)	26,314	32,848	6,246	76,453	141,861
Operating income (loss) from continuing operations	164,728	139,571	(6,246)	(76,453)	221,600

Interest expense	—	—	—	(107,065)	(107,065)
Equity in earnings of unconsolidated subsidiaries	—	—	15,407	—	15,407
Other income	128	—	—	33	161
Income (loss) from continuing operations before income tax	$164,856	$139,571	$9,161	(183,485)	130,103
Income tax expense				28,496	28,496
Net income (loss) from continuing operations				$(211,981)	$101,607

See notes on page 81.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended February 28, 2023
	Metal Coatings(1)	Precoat Metals(2)	Infrastructure Solutions(3)	Corporate(4)(5)	Total
Sales	$636,982	$686,667	$—	$—	$1,323,649
Cost of sales(6)	462,473	565,233	—	—	1,027,706
Gross margin	174,509	121,434	—	—	295,943

Selling, general and administrative(7)	18,556	41,925	—	61,824	122,305
Operating income (loss) from continuing operations	155,953	79,509	—	(61,824)	173,638

Interest expense	—	—	—	(88,800)	(88,800)
Equity in earnings of unconsolidated subsidiaries	—	—	2,597	—	2,597
Other income	101	765	—	374	1,240
Income (loss) from continuing operations before income tax	$156,054	$80,274	$2,597	(150,250)	88,675
Income tax expense				22,336	22,336
Net income (loss) from continuing operations				$(172,586)	$66,339

(1)	For fiscal year 2024, AZZ Metal Costings included expenses related to a legal matter of $5.5 million in "Selling, general and administrative".
For fiscal year 2023, amortization expense for acquired intangible assets of $7.1 million is included in AZZ Metal Coatings expenses in "Cost of sales."
(2)
For the fiscal year 2023, AZZ Precoat Metals segment includes results from May 13, 2022 - February 28, 2023. For fiscal year 2023, amortization expense for acquired intangible assets of $15.5 million is included in AZZ Precoat Metals expenses in "Selling, general and administrative."

(3)
Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business. Fiscal year 2025 and 2024 include $6.5 million and $5.8 million, respectively, related to legal matters.

(4)	Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(5)
For fiscal year 2025, amortization expense for acquired intangible assets of $23.1 million is included in Corporate expenses in "Selling, general and administrative" expense as these expenses are not allocated to the segments. Fiscal year 2025 also includes an accrual related to a legal settlement and accrual related to a non-operating entity of $3.5 million, as well as retirement and other severance expenses of $3.7 million. For fiscal year 2024, amortization expense for acquired intangible assets of $24.0 million is included in Corporate expenses in "Selling, general and administrative" expense as these expenses are not allocated to the segments. Fiscal year 2024 also includes an accrual related to a legal settlement of $5.8 million for the settlement of a litigation matter that was acquired as part of the Precoat Acquisition and relates to the business activities that were discontinued prior to our acquisition.

(6)	Cost of sales includes direct labor, materials, depreciation, amortization and overhead expenses directly related to providing our metal coatings solutions.
(7)
Selling, general and administrative includes compensation and benefits costs, professional expenses, insurance, computer, depreciation, amortization and other selling, general and administrative expenses.

Depreciation and amortization expense by segment for fiscal years 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended
Depreciation and amortization:	February 28, 2025	February 29, 2024	February 28, 2023
Metal Coatings	$26,640	$26,353	$32,955
Precoat Metals	31,185	27,940	40,199
Corporate	24,380	25,130	1,436
Total	$82,205	$79,423	$74,590

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Expenditures for acquisitions, net of cash, and property, plant and equipment by segment for fiscal years 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended
Expenditures for acquisitions, net of cash, and property, plant and equipment:	February 28, 2025	February 29, 2024	February 28, 2023
Metal Coatings	$29,958	$25,484	$23,639
Precoat Metals	84,537	67,809	1,315,414
Corporate	1,388	1,826	797
Total	$115,883	$95,119	$1,339,850
Asset balances by operating segment for each period were as follows (in thousands):

	As of
Assets:	February 28, 2025	February 29, 2024
Metal Coatings	$555,095	$553,505
Precoat Metals	1,548,377	1,500,122
Infrastructure Solutions - Investment in Joint Venture	99,379	98,169
Corporate	24,250	43,709
Total assets	$2,227,101	$2,195,505
Financial Information About Geographical Areas
Financial information about geographical areas for the periods presented was as follows for fiscal years 2025, 2024 and 2023 (in thousands). The geographic area is based on the location of the operating facility and no customer accounted for 10% or more of consolidated sales.

	Year Ended
Sales:	February 28, 2025	February 29, 2024	February 28, 2023
United States	$1,537,215	$1,498,397	$1,279,890
Canada	40,529	39,192	43,759
Total	$1,577,744	$1,537,589	$1,323,649

	As of
Property, plant and equipment, net:	February 28, 2025	February 29, 2024
United States	$574,332	$522,693
Canada	18,609	18,959
Total	$592,941	$541,652

19. Investment in Unconsolidated Entity
We account for our 40% interest in the AVAIL JV under the equity method of accounting and include our equity in earnings as part of the AZZ Infrastructure Solutions segment. We record our equity in earnings in the AVAIL JV on a one-month lag, and we recorded $16.2 million, $15.4 million and $2.6 million in equity in earnings for fiscal years 2025, 2024 and 2023, respectively. As of February 28, 2025, our investment in the AVAIL JV was $99.4 million, which includes an excess of $10.2 million over the underlying value of the net assets of the AVAIL JV. The excess is accounted for as equity method goodwill.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables presents AVAIL's summarized financial information (in thousands):

Summarized Balance Sheet
	As of
	February 28, 2025(1)	February 29, 2024(1)
Current assets	$300,404	$290,260
Long-term assets	194,528	173,575
Total assets	$494,932	$463,835

Current liabilities	$155,585	$122,762
Long-term liabilities	134,517	129,058
Total liabilities	290,102	251,820
Total partners' capital	204,830	212,015
Total liabilities and partners' capital	$494,932	$463,835

Summarized Operating Data
	Year Ended
	February 28, 2025(1)	February 29, 2024(1)
Sales	$528,130	$460,109
Gross profit	131,306	117,402
Income before income taxes	36,825	29,988
Net income	40,165	29,351

(1)	We report our equity in earnings on a one-month lag basis; therefore, amounts in the summarized financials above are as of and for the year ended January 31, 2025 and 2024. Amounts in the table above exclude certain adjustments made by us to record equity in earnings of the AVAIL JV under U.S GAAP for public companies, primarily to reverse the amortization of goodwill.
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
We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap agreements to convert a portion of our variable-rate debt to a fixed rate. On September 27, 2022, we entered into a fixed-rate interest rate swap agreement, which was subsequently amended on October 7, 2022 (the "2022 Swap"), with banks that are parties to the 2022 Credit Agreement, to change the SOFR-based component of the interest rate. The 2022 Swap converts the SOFR portion to 4.277%. On September 24, 2024, we repriced our Term Loan B to SOFR plus 2.50%, resulting in a total fixed rate of 6.777%. The 2022 Swap had an initial notional amount of $550.0 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases by a pro-rata portion of any quarterly principal payments made on the Term Loan B, and the notional amount is $536.3 million as of February 28, 2025. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2022 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2022 Swap are recognized in interest expense.
At February 28, 2025, changes in fair value attributable to the effective portion of the 2022 Swap were included on the consolidated balance sheets in "Accumulated other comprehensive income." For derivative instruments that qualify for hedge

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accounting treatment, the fair value is recognized on our consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value, to the extent effective, recognized in accumulated other comprehensive income until reclassified into earnings when the interest expense on the underlying debt is reflected in earnings. The portion of a cash flow hedge that does not offset the change in the fair value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. During fiscal 2025, we reclassified $4.0 million before income tax, or $3.0 million net of tax, from other comprehensive income to earnings.
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
Interest Rate Swap Agreement
Our derivative instrument consists of the 2022 Swap, which is considered a Level 2 of the fair value hierarchy and included in "Other accrued liabilities" in the consolidated balance sheets as of February 28, 2025 and in "Other assets" as of February 29, 2024. The valuation of the 2022 Swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including swap rates, spread and/or index levels and interest rate curves. See Note 20 for more information about the 2022 Swap.
Our financial instruments that are measured at fair value on a recurring basis as of February 28, 2025 and February 29, 2024 are as follows (dollars in thousands):

	Carrying Value	Fair Value Measurements Using			Carrying Value	Fair Value Measurements Using
	February 28, 2025	Level 1	Level 2	Level 3	February 29, 2024	Level 1	Level 2	Level 3
Assets:
Interest Rate Swap Agreement(1)	$—	$—	$—	$—	$3,410	$—	$3,410	$—
Total Assets	$—				$3,410
Liabilities:
Interest Rate Swap Agreement(1)	$352	$—	$352	$—	$—	$—	$—	$—
Total Liabilities	$352				$—

(1) The fair value of the Company's interest rate swap agreement was an asset at February 29, 2024 and a liability at February 28, 2025.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The principal amount of our outstanding debt was $900.3 million and $1,010.3 million at February 28, 2025 and February 29, 2024. The estimated fair value of our outstanding debt was $904.8 million and $1,010.3 million at February 28, 2025 and February 29, 2024, excluding unamortized debt issuance costs. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads.
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
Our prior-owned affiliate ₋ The Calvert Company entered into a series of commercial contracts in 2011 and 2015 to provide equipment and services to a power plant in Georgia. The general contractor on the project, WECTEC (a subsidiary of Westinghouse), filed bankruptcy in New York in March of 2017. Our affiliate continued to perform work on the project for the owners/licensee under an interim bridge contract. We believe the affiliate was eventually terminated for convenience on the project, and the affiliate filed an adversary proceeding in bankruptcy court against WECTEC and the owners to collect all unpaid amounts. The owners of the Georgia power plant filed a countersuit in April of 2018. In connection with AZZ selling the majority interest in the AIS business to Fernweh Group on September 30, 2022, we agreed to retain this lawsuit. After a long and protracted discovery process and motion practice, we determined in the quarter ended August 30, 2023 that the most favorable outcome to the Company to resolve the dispute may be a negotiated settlement. This decision was made in consideration of the expenses of a lengthy jury trial and potentially protracted appeal process; the resources necessary to continue the prosecution and defense of the case given the size of the discovery and the number of issues involved; the risk factors typically associated with jury verdicts in light of all of the political circumstances currently present in Georgia regarding the power plant; and the benefit of resolving a dispute whose genesis arose more than twelve years ago based solely upon risk avoidance, and not upon the merits of the case. During the third quarter of fiscal 2024, all of the parties entered into a confidential settlement agreement, with no parties admitting any guilt or negligence and AZZ agreed to pay the owners/licensee $5.8 million on or around January 15, 2024 to resolve all outstanding matters related to the dispute. In addition, the agreement included the forgiveness of AZZ's receivable from WECTEC of $3.7 million, which was fully reserved by AZZ. This settlement of $5.8 million was accrued during the second quarter of fiscal year 2024, and is included in "Selling, general and administrative" expense in the consolidated statement of operations for the year ended February 28, 2025. The settlement was included in the AZZ Infrastructure Solutions segment, and the settlement payment was made in the fourth quarter of fiscal 2024.
In 2017, Southeast Texas Industries, Inc. (“STI”) filed a breach of contract lawsuit against the Company in the 1st District Court of Jasper County, Texas (the “Court”). In 2020, we filed a counter suit against STI for amounts due to AZZ for

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
work performed. The parties unsuccessfully mediated the case in November 2021. On October 16, 2023, the case went to trial, and on October 27, 2023, the jury rendered a verdict in favor of STI and against AZZ Beaumont in the amount of $5.5 million in damages for breach of contract and breach of express warranty. After a final judgment amount is entered with the Court, we expect to pursue all available appellate options as we believe we have strong grounds for appeal, which may take up to two years. As of February 28, 2025, we have recorded a legal accrual of $5.5 million, which is included in "Other accrued liabilities" on our consolidated balance sheets, reflecting our best estimate of the probable loss. It is reasonably possible that our estimate of the probable loss may change throughout the appellate process. A supersedeas bond was purchased to cover the final judgment amount throughout the duration of the appellate process.
In 2019, Tampa Electric Company ("TECO") entered into a contract to provide services in Florida. TECO terminated our affiliate from the project, alleging failure to comply with safety guidelines. We believe the affiliate was terminated for convenience on the project, and our affiliate was not given its contractual right of notice and 47 hours to deliver a corrective action plan. In 2020, we filed a lawsuit against TECO for breach of contract and unjust enrichment in the Thirteenth Judicial Circuit Court in and for Hillsborough County, Florida. In connection with AZZ selling the majority interest in the AIS business to Fernweh Group on September 30, 2022, we agreed to retain this lawsuit. The parties unsuccessfully mediated the case in June 2023. The case went to trial on January 13, 2025. On February 10, 2025, the jury rendered a verdict in favor of TECO against our affiliate in the amount of $5.2 million, which represented the receivable due from the TECO, net of allowance. We recognized expense of $6.5 million in the fourth quarter of fiscal 2025, consisting of $5.2 million for the derecognition of the net receivable from TECO and $1.3 million for estimated legal fees.

Prior to AZZ's acquisition of Precoat Metals on May 13, 2022, Precoat Metals sold its Armorel Arkansas facility to Nucor Coatings Corporation ("Nucor") via a purchase agreement dated October 27, 2020 ("2020 Agreement"). Nucor subsequently filed a lawsuit against Precoat Metals for indemnification for breach of environmental representations and warranties made in the 2020 Agreement. In the lawsuit, Nucor asserted that it has sustained certain damages resulting from Precoat Metal’s breach of its indemnification obligations that were set forth in the 2020 Agreement. The parties attended a mediation on March 18, 2024, and although the Company believed Nucor’s case was deficient and it had very strong defenses to the allegations asserted by Nucor, management determined that it was still in the best interest of the Company to settle all matters for the estimated cost of defense to retain commercial relationships with Nucor, who is both a customer and supplier to the Company. The parties mutually agreed to resolve disputed matters for $5.25 million. The parties are currently preparing a definitive settlement agreement which will resolve all outstanding matters related to the dispute. The $5.25 million settlement amount and additional legal expense of $0.5 million was recognized during the fourth quarter of fiscal year 2024, and is included in "Selling, general and administrative" expense in the consolidated statement of operations for the year ended February 29, 2024. The settlement amount was paid by the Company to Nucor on September 9, 2024.

On July 29, 2024, Gainesville Associates, LLC ("Gainesville Associates") filed a complaint (the "Complaint") in the Circuit Court of Prince William County, Virginia against AZZ, Atlantic Research, LLC ("ARC"), Precoat Metals Corporation, and Chromalloy Corporation (collectively "Defendants"), asserting claims for breach of contract against ARC and unjust enrichment against all Defendants. The Complaint arose out of a lease, dated January 1, 1976, between Gainesville Associates as landlord and ARC as tenant (as subsequently amended in 1982, 2012, 2013 and 2017, the "Lease") for property in Gainesville, Virginia (the "Property"). ARC ceased using the property in 2005 after which point ARC remained in the Lease to complete its obligations on the property pursuant to a consent decree entered into between the U.S. Environmental Protection Agency ("EPA") and ARC in 1992. ARC satisfied its obligations under the consent decree in 2018 (other than ongoing well water monitoring and testing) and terminated the Lease in 2019. In its Complaint, Gainesville Associates alleged that ARC breached certain provisions of the Lease. On September 3, 2024, Defendants removed the action to the United States District Court of the Eastern District of Virginia. On September 24, 2024, Defendants filed a motion to dismiss the Complaint. On October 30, 2024, the claim was denied and the court ordered the parties to mediate. The parties attended the court ordered mediation on December 3, 2024, and although the Company believed the Gainesville Associates' case was deficient and it had very strong defenses to the allegations asserted by Gainesville Associates, management determined that it was still in the best financial interest of the Company to settle all matters for the estimated cost of defense. The parties mutually agreed to resolve all disputed matters for $6.0 million, of which our portion was $1.9 million. For the year ended February 28, 2025, we recognized $1.6 million for legal expenses and $1.9 million for our portion of the settlement amount. The settlement payment was paid on January 10, 2025.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Environmental
As of February 28, 2025, the reserve balance for our environmental liabilities was $18.9 million, of which $2.4 million is classified as current. Environmental remediation liabilities include costs directly associated with site investigation and clean up, such as materials, external contractor costs, legal and consulting expenses and incremental internal costs directly related to ongoing remediation plans. Estimates used to record environmental remediation liabilities are based on the Company's best estimate of probable future costs based on site-specific facts and circumstances known at the time of the estimate and these estimates are updated on a quarterly basis. Estimates of the cost for the potential or ongoing remediation plans are developed using internal resources and third-party environmental engineers and consultants.
We accrue the anticipated cost of environmental remediation when the obligation is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. While any revisions to our environmental remediation liabilities could be material to the operating results of any fiscal quarter or fiscal year, we do not expect such additional remediation expenses to have an adverse material effect on its financial position, results of operations, or cash flows.
Commodity pricing
As of February 28, 2025, we had non-cancelable forward contracts to purchase approximately $98.7 million of zinc at various volumes and prices. We also had non-cancelable forward contracts to purchase approximately $6.7 million of natural gas at various volumes and prices. All such contracts expire in fiscal 2026. We had no other contracted commitments for any other commodities including steel, aluminum, copper, zinc, nickel-based alloys, natural gas, except for those entered into under the normal course of business.
Other
As of February 28, 2025, we had total outstanding letters of credit in the amount of $15.4 million. These letters of credit are issued for a number of reasons, but are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral. In addition, as of February 28, 2025, a warranty reserve in the amount of $5.4 million was established to offset any future warranty claims.
We are expanding our coatings capabilities by constructing a new 25-acre aluminum coil coating facility in Washington, Missouri that is expected to be operational in calendar year 2025 (the Company's fiscal year 2026). The new greenfield facility will be included in the AZZ Precoat Metals segment and is supported by a take-or-pay contract for approximately 75% of the output from the new plant. We expect to spend approximately $121.8 million in capital payments over the life of the project, of which $60.8 million was paid prior to fiscal 2025 and $52.8 million was paid during the year ended February 28, 2025. The remaining balance of $8.2 million is on schedule to occur by the first quarter of fiscal 2026, of which we have capital commitments of $7.5 million.
23. Subsequent Events
On March 10, 2025, AIS Investment Holdings LLC, which operates under the name "AVAIL Infrastructure Solutions," entered into a definitive agreement to sell the electrical enclosures, switchgear, and bus systems businesses (the "Electrical Products Group") of AVAIL to nVent Electric plc ("nVent"), for a purchase price of $975 million., The transaction is expected to close in the first half of calendar year 2025, subject to customary closing conditions.
Following the sale, we will continue to own a 40% interest in AVAIL through the AVAIL JV, which will consist of AVAIL Infrastructure Solution’s Industrial Lighting and Welding Solutions Businesses.

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
Management’s Report on Internal Controls Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Management, with the participation of its principal executive officer and principal financial officer assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management concluded that the Company maintained effective internal control over financial reporting as of February 28, 2025.
The Company’s independent registered public accounting firm, Grant Thornton, LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.
Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during our fiscal quarter ended February 28, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended February 28, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
Executive Retiree LTI Program
Effective April 18, 2025, the Compensation Committee of the Board of Directors (the "Compensation Committee") adopted the Executive Retiree LTI Program (the "ERP") to continue the vesting of annual equity awards to certain executive officers and other senior members of the management team as designated by the Compensation Committee, including the Company's named executive officers (a "Covered Executive" or collectively, the "Covered Executives"), upon qualified Retirement (as such term is defined in the Company's 2023 Long-Term Incentive Plan). The ERP is applicable to both annual restricted share unit awards and annual performance share unit awards granted to the Covered Executives pursuant to newly adopted Restricted Share Unit ("RSU") Award Agreements and Performance Share Unit ("PSU") Award Agreements for the Covered Executives (collectively, the "Award Agreements") containing such provisions for the fiscal year 2026 long-term incentive equity awards. To be eligible for continued vesting of these annual equity awards upon a qualified Retirement, the ERP requires that Covered Executives: (i) be at least 65 years of age or 55 years of age and have at least 10 years of service with AZZ; (ii) not receive any severance payments or be subject to any severance or employment agreements containing other retirement provisions; (iii) provide sufficient advance notice of their intent to retire prior to the planned retirement date; (iv) ensure adequate succession or continuity planning is in place for such Covered Executive's position; (v) be compliant with

AZZ’s executive stock ownership requirements on their respective retirement date; and (vi) execute and deliver a waiver and release agreement. Additionally, a period of one year must have elapsed between the grant date of the applicable awards and the Covered Executive's retirement date. The ERP also provides that fiscal year 2023, fiscal year 2024 and fiscal year 2025 RSU and PSU award agreements will be amended for the Covered Executives to allow vesting subsequent to a qualified Retirement at the Compensation Committee's discretion.

The foregoing description of the ERP and respective Award Agreements are qualified in their entirety by reference to the text of the ERP and respective Award Agreements and the 2023 Long-Term Incentive Plan, copies of which are filed as Exhibits 10.16, 10.17, 10.18 and 10.13, respectively, to this Annual Report on Form 10-K.
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
Other information required in response to this Item 10 is set forth in our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders (the “Proxy Statement”) as noted below and is incorporated by reference:
•information about our Directors is set forth under "Proposal 1: Election of Directors";
•information about our Audit Committee, including members of the committee, and our designated "audit committee financial experts" is set forth under "Matters Relating to Corporate Governance and Board Structure - Board Committees - Audit Committee";
•information about Section 16(a) beneficial ownership reporting compliance is set forth under "Delinquent Section 16(a) Reports" (if any to disclose); and
•Insider Trading Policy and Procedures.
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
Equity Compensation Plan Information
The following table provides a summary of information as of February 28, 2025, relating to our equity compensation plans in which our common stock is authorized for issuance.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders(1)	346,539	'(2)	$—	2,295,113	'(3)
____________________________
(1)Consists of the 2023 Long-Term Incentive Plan (the "2023 Plan"), the 2014 Long-Term Incentive Plan (the "2014 Plan"), and the 2018 Employee Stock Purchase Plan (the "2018 ESPP"). See "Item 8. Financial Statements and Supplementary Data—Note 17" for further information.
(2)Consists of (i) outstanding awards under the 2014 Plan, including 87,104 RSUs and 116,278 PSUs at the target amount; and (ii) outstanding awards under the 2023 Plan, including 98,321 RSUs and 44,836 PSUs at the target amount.
(3)Consists of (i) 1,286,873 shares available for future issuance under the 2023 Plan; (ii) and 1,008,240 shares remaining available for issuance under the 2018 ESPP. No shares are available for future issuance under the 2014 Plan.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

1.Consolidated Financial Statements

2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date
1.1		Underwriting Agreement, dated April 25, 2024, among AZZ Inc., Evercore Group L.L.C., Jeffries LLC and each of the Underwriters named in Schedule A to the Underwriting Agreement	8-K	1.1	4/26/24
2.1	**	Contribution and Purchase Agreement, dated as of June 23, 2022, by and between AZZ Inc., AIS Investment Holdings LLC and Fernweh AIS Acquisition L.P.	8-K	2.1	6/27/22
3.1		Amended and Restated Bylaws dated April 24, 2023	10-K	3.1	4/25/23
3.2		Amended and Restated Certificate of Formation (with Certificate of Correction dated May 15, 2023)	10-Q	3.1	10/10/23
4.1		Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	4.1	4/25/23
4.2		Form of Common Stock Certificate	10-Q	4.1	10/13/00
4.5		Indenture, dated as of May 13, 2022, by and between AZZ Inc. and UMB Bank, N.A.	8-K	4.1	5/16/22
10.1		Amendment No. 1 to Second Amended and Restated Commitment Letter, dated as of May 6, 2022, by and between AZZ Inc. and the Commitment Parties	8-K	10.1	5/9/22
10.2	**	Credit Agreement, dated as of May 13, 2022, by and among AZZ Inc., the Guarantors, the Lenders, the L/C Issuers and Citibank, N.A. as Administrative Agent and Collateral Agent	8-K	10.1	5/16/22
10.3		First Amendment to Credit Agreement, dated as of August 17, 2023, by and among AZZ Inc., the Guarantors, the Lenders, and Citibank, N.A., as Administrative Agent and Collateral Agent	8-K	10.1	8/17/23
10.4		Second Amendment to Credit Agreement, dated as of December 20, 2023, by and among AZZ Inc., the Guarantors, the Lenders, and Citibank, N.A., as Administrative Agent and Collateral Agent	8-K	10.1	12/21/23
10.5		Third Amendment to Credit Agreement, dated as of March 20, 2024, by and among AZZ Inc., the Guarantors, the Lenders, and Citibank, N.A., as Administrative Agent and Collateral Agent	8-K	10.1	3/20/24

10.6		Fourth Amendment to Credit Agreement, dated as of September 24, 2024, by and among AZZ Inc., the Guarantors, the Lenders, and Citibank, N.A. as Administrative Agent and Collateral Agent	8-K	10.1	9/24/24
10.7		Fifth Amendment to Credit Agreement, dated as of February 27, 2025, by and among AZZ Inc., the Guarantors, the Lenders, and Citibank, N.A., as Administrative Agent and Collateral Agent	8-K	10.1	3/3/25
10.8	**	First Amended and Restated Limited Liability Company Agreement of AIS Investment Holdings, dated as of September 30, 2022, by and between AZZ Inc., Fernweh AIS Acquisition LP and Atkinson Holding Company LLC	8-K	10.1	10/6/22
10.9	*	AZZ Inc. 2014 Long Term Incentive Plan	S-8	4.5	7/9/14
10.10	*	First Amendment to AZZ Inc. 2014 Long Term Incentive Plan	8-K	10.2	1/21/16
10.11	*	Amended Form of Restricted Share Unit Award Agreement	8-K	10.4	1/21/16
10.12	*	Amended Form of Performance Award Agreement	8-K	10.6	1/21/16
10.13	*	AZZ Inc. 2023 Long-Term Incentive Plan	8-K	10.1	7/11/23
10.14	*+	Amended Form of Restricted Share Unit Award Under the AZZ Inc. 2023 Long-Term Incentive Plan
10.15	*+	Amended Form of Performance Share Unit Award Agreement Under the AZZ Inc. 2023 Long-Term Incentive Plan
10.16	*+	Executive Retiree LTI Program
10.17	*+	Form of Restricted Share Unit Award Agreement for Retirement-Eligible Executives
10.18	*+	Form of Performance Share Unit Award Agreement for Retirement-Eligible Executives
10.19	*	AZZ Inc. Senior Management Bonus Plan	DEF 14A	Appendix B	5/28/15
10.20	*	First Amendment to Senior Management Bonus Plan	8-K	10.3	1/21/16
10.21	*	AZZ Inc. 2018 Employee Stock Purchase Plan	S-8	4.3	7/27/18
10.22	*	Second Amended and Restated Employment Agreement between AZZ Inc. and Mr. Tom Ferguson, dated as of October 3, 2019	8-K	10.1	10/7/19
10.23	*	Change in Control Agreement by and between AZZ incorporated and Thomas Ferguson, dated as of November 4, 2013	8-K	10.2	11/7/13
10.24	*	Employment Agreement by and between AZZ Inc. and Jason Crawford, dated June 3, 2024	8-K	10.1	6/3/24
10.25	*	Employment Agreement by and between AZZ Inc. and Bryan Stovall, dated July 15, 2024	8-K	10.1	7/19/24
10.26	*	AZZ Inc. Executive Officer Severance Plan	10-Q	10.7	10/12/21
10.27	*+	AZZ Inc. Compensation Recovery Policy	10-K	10.23	4/22/24
19.1	+	AZZ Inc. Insider Trading Policy
21.1	+	Subsidiaries of the Registrant
23.1	+	Consent of Grant Thornton LLP
31.1	+	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	++	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	++	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1		Executive Officer Incentive Compensation Recovery Policy	10-K	97.1	4/22/24
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Extension Schema Document

101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Date File (embedded with the Inline XBRL document)
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

AZZ Inc.
(Registrant)

April 21, 2025	By:	/s/ Thomas E. Ferguson
Thomas E. Ferguson, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

April 21, 2025	/s/ Daniel R. Feehan
Daniel R. Feehan Chairman of the Board of Directors

April 21, 2025	/s/ Thomas E. Ferguson
Thomas E. Ferguson President, Chief Executive Officer and Director (Principal Executive Officer)

April 21, 2025	/s/ Jason Crawford
Jason Crawford Chief Financial Officer (Principal Financial Officer)

April 21, 2025	/s/ Daniel E. Berce
Daniel E. Berce Director

April 21, 2025	/s/ Ed McGough
Ed McGough Director

April 21, 2025	/s/ Steven R. Purvis
Steven R. Purvis Director

April 21, 2025	/s/ Carol R. Jackson
Carol R. Jackson Director

April 21, 2025	/s/ Clive A. Grannum
Clive A. Grannum Director