Form 10-Q
period 2025-05-31
AZZ INC
filed 2025-07-09
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of July 2, 2025, the registrant had outstanding 30,014,037 shares of common stock; $1.00 par value per share.

PART I. FINANCIAL INFORMATION
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	May 31, 2025	February 28, 2025
Assets
Current assets:
Cash and cash equivalents	$3,043	$1,488
Trade accounts receivable, net of allowance for credit losses of $431 and $419 at May 31, 2025 and February 28, 2025, respectively	153,496	135,149
Other receivables	14,919	12,932
Inventories	110,759	112,313
Contract assets	109,093	106,507
Prepaid expenses and other	16,635	7,055
Total current assets	407,945	375,444
Property, plant and equipment, net	597,892	592,941
Right-of-use assets	27,544	25,951
Goodwill	704,873	703,863
Deferred tax assets	4,015	3,620
Intangible assets, net	413,207	421,850
Investment in AVAIL joint venture	—	99,379
Other assets	3,709	4,053
Total assets	$2,159,185	$2,227,101
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$107,196	$106,471
Income taxes payable	54,608	602
Accrued salaries and wages	20,458	37,742
Other accrued liabilities	79,631	68,428
Lease liability, short-term	8,204	7,749
Total current liabilities	270,097	220,992
Long-term debt, net	569,807	852,365
Lease liability, long-term	20,168	19,012
Deferred tax liabilities	39,355	42,819
Other long-term liabilities	45,460	46,418
Total liabilities	944,887	1,181,606
Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, $1 par value; 100,000 shares authorized; 30,007 and 29,913 shares issued and outstanding at May 31, 2025 and February 28, 2025, respectively	30,007	29,913
Capital in excess of par value	418,399	418,004
Retained earnings	774,981	609,158
Accumulated other comprehensive loss	(9,089)	(11,580)
Total shareholders’ equity	1,214,298	1,045,495
Total liabilities and shareholders' equity	$2,159,185	$2,227,101

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and dividend amounts)
(Unaudited)

	Three Months Ended May 31,
	2025	2024
Sales	$421,962	$413,208
Cost of sales	317,832	310,538
Gross margin	104,130	102,670

Selling, general and administrative	34,581	32,921
Operating income	69,549	69,749

Interest expense, net	(18,563)	(22,774)
Equity in earnings of unconsolidated subsidiaries	173,523	3,824
Other income, net	1,327	204
Income before income taxes	225,836	51,003
Income tax expense	54,928	11,401
Net income	170,908	39,602
Series A Preferred Stock Dividends	—	(1,200)
Redemption premium on Series A Preferred Stock	—	(75,198)
Net income (loss) available to common shareholders	$170,908	$(36,796)

Basic earnings (loss) per common share	$5.71	$(1.38)
Diluted earnings (loss) per common share	$5.66	$(1.38)

Weighted average shares outstanding - Basic	29,941	26,751
Weighted average shares outstanding - Diluted	30,217	26,751

Cash dividends declared per common share	$0.17	$0.17
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended May 31,
	2025	2024
Net income (loss) available to common shareholders	$170,908	$(36,796)
Other comprehensive income:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	1,956	(425)
Unrealized translation gain (loss) for unconsolidated subsidiary, net of tax(1)	241	—
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized gain (loss) on interest rate swap, net of tax(2)	339	2,219
Amounts reclassified from accumulated other comprehensive income to earnings, net of tax(3)	(48)	(1,100)
Unrealized gain (loss) on interest rate swap, net of tax for unconsolidated subsidiary(4)	3	141
Other comprehensive income	2,491	835
Comprehensive income (loss)	$173,399	$(35,961)

(1)
Unrealized translation loss for unconsolidated subsidiary is related to our unconsolidated investment in the AVAIL JV and represents our 40% interest in this amount. Net of tax expense of $76 for the three months ended May 31, 2025.

(2)	Net of tax expense of $113 and $625 for the three months ended May 31, 2025 and May 31, 2024, respectively.
(3)	Net of tax benefit of ($16) and ($348) for the three months ended May 31, 2025 and May 31, 2024, respectively. See Note 8.
(4)
Unrealized gain (loss) on interest rate swap, net of tax for unconsolidated subsidiary is related to our unconsolidated investment in the AVAIL JV and represents our 40% interest in this amount. Net of tax expense of $1 and $44 for the three months ended May 31, 2025 and May 31, 2024, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended May 31,
	2025	2024
Cash flows from operating activities
Net income (loss) available to common shareholders	$170,908	$(36,796)
Plus: Dividends on Series A Preferred Stock	—	1,200
Plus: Redemption premium on Series A Preferred Stock	—	75,198
Net income	170,908	39,602
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	320	330
Depreciation and amortization	21,827	20,323
Deferred income taxes	(4,056)	3,164
Equity in earnings of unconsolidated entities	(173,523)	(3,824)
Distribution on investment in AVAIL joint venture	273,223	539
Restructuring charges	3,744	—
Net gain on sale of property, plant and equipment	(2,686)	(16)
Amortization of debt financing costs	3,198	3,109
Share-based compensation expense	5,086	2,535
Changes in current assets and current liabilities	17,768	7,610
Changes in other long-term assets and long-term liabilities	(1,027)	(1,428)
Net cash provided by operating activities	314,782	71,944
Cash flows from investing activities
Purchase of property, plant and equipment	(20,896)	(27,396)
Proceeds from sale of property, plant and equipment	3,774	17
Net cash used in investing activities	(17,122)	(27,379)
Cash flows from financing activities
Proceeds from issuance of common stock	—	308,723
Redemption of Series A Preferred Stock	—	(308,920)
Tax payments related to common stock issued under stock-based plans	(4,598)	(4,567)
Proceeds from Revolving Credit Facility	210,000	75,000
Payments on Revolving Credit Facility	(160,000)	(70,000)
Payments of debt financing costs	(20)	(715)
Payments on long term debt and finance leases	(335,809)	(30,196)
Payments of dividends	(5,085)	(7,867)
Net cash used in financing activities	(295,512)	(38,542)
Effect of exchange rate changes on cash	(593)	174
Net increase in cash and cash equivalents	1,555	6,197
Cash and cash equivalents at beginning of period	1,488	4,349
Cash and cash equivalents at end of period	$3,043	$10,546

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended May 31, 2025
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at March 31, 2025	29,913	$29,913	$418,004	$609,158	$(11,580)	$1,045,495
Share-based compensation	—	—	5,086	—	—	5,086
Common stock issued under stock-based plans and related tax expense	94	94	(4,691)	—	—	(4,597)
Cash dividends paid on common stock	—	—	—	(5,085)	—	(5,085)
Net income	—	—	—	170,908	—	170,908
Other comprehensive income	—	—	—	—	2,491	2,491
Balance at May 31, 2025	30,007	$30,007	$418,399	$774,981	$(9,089)	$1,214,298

	Three Months Ended May 31, 2024
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at February 29, 2024	25,102	$25,102	$103,330	$576,231	$(3,894)	$700,769
Share-based compensation	—	—	2,535	—	—	2,535
Common stock issued under stock-based plans and related tax expense	112	112	(4,679)	—	—	(4,567)
Secondary public offering and issuance of additional common stock	4,600	4,600	304,123	—	—	308,723
Dividends on Series A Preferred Stock	—	—	—	(1,200)	—	(1,200)
Cash dividends paid on common stock	—	—	—	(4,267)	—	(4,267)
Redemption premium on Series A Preferred Stock	—	—	—	(75,198)	—	(75,198)
Net income	—	—	—	39,602	—	39,602
Other comprehensive income	—	—	—	—	835	835
Balance at May 31, 2024	29,814	$29,814	$405,309	$535,168	$(3,059)	$967,232

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
Presentation
The accompanying condensed consolidated balance sheet as of February 28, 2025 was derived from audited financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2025, included in our Annual Report on Form 10-K covering such period which was filed with the Securities and Exchange Commission ("SEC") on April 21, 2025. Certain previously reported amounts have been reclassified to conform to current period presentation.
Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ending February 28, 2026 is referred to as fiscal 2026.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of May 31, 2025, the results of its operations and cash flows for the three months ended May 31, 2025 and 2024. The interim results reported herein are not necessarily indicative of results for a full year.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024. We expect to adopt ASU 2023-09 for the annual period ending February 28, 2026 and the adoption will not affect our financial position or our results of operations, but will result in additional disclosures.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Inventories
The following table summarizes the components of inventory (in thousands):

	As of
	May 31, 2025	February 28, 2025
Raw material	$107,630	$110,005
Work in process	605	518
Finished goods	2,524	1,790
Total inventories	$110,759	$112,313

Our inventory reserves were $3.1 million and $3.9 million as of May 31, 2025 and February 28, 2025, respectively. Inventory cost is determined principally using the first-in-first-out (FIFO) method for the AZZ Metal Coatings segment and the specific identification method for the Precoat Metals segment.
3. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended May 31,
	2025	2024
Numerator:
Net income	$170,908	$39,602
Series A Preferred Stock Dividends	—	(1,200)
Redemption premium on Series A Preferred Stock	—	(75,198)
Numerator for diluted earnings per share—net income (loss) available to common shareholders	$170,908	$(36,796)
Denominator:
Weighted average shares outstanding for basic earnings per share	29,941	26,751
Effect of dilutive securities:
Employee and director stock awards	276	—
Denominator for diluted earnings per share	30,217	26,751

Basic earnings (loss) per common share	$5.71	$(1.38)
Diluted earnings (loss) per common share	$5.66	$(1.38)

For the three months ended May 31, 2025 and 2024, 50,927 and 310,787 shares, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. These shares could be dilutive in future periods. For the three months ended May 31, 2024, all shares related to the Series A Preferred Stock (3.1 million weighted average shares) were excluded from the computation of diluted earnings per share, as their effect would be anti-dilutive.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Disaggregated Sales
The following table presents disaggregated sales by customer industry (in thousands):

	Three Months Ended May 31,
	2025	2024
Sales:
Construction	$233,909	$228,512
Industrial	37,670	40,076
Transportation	30,092	38,362
Consumer	35,989	35,385
Utilities	37,855	28,615
Other(1)	46,447	42,258
Total Sales	$421,962	$413,208

(1)	Other includes less significant markets, such as non-construction agriculture, recreation, petro-chem, AZZ Tubular products and sales from recycling and other miscellaneous customer industries.
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
The increases or decreases in contract assets and contract liabilities during the three months ended May 31, 2025 were primarily due to normal timing differences between AZZ's performance and customer payments. As of May 31, 2025 and February 28, 2025, the balance for contract assets was $109.1 million and $106.5 million, respectively, primarily related to the AZZ Precoat Metals segment. The increase was primarily due to the timing differences noted above. Contract liabilities of $1.0 million and $0.5 million as of May 31, 2025 and February 28, 2025, respectively, are included in "Other accrued liabilities" in the consolidated balance sheets. We recognized $0.4 million of revenue for amounts that were included in contract liabilities as of February 28, 2025.
5. Supplemental Cash Flow Information
To arrive at net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended May 31,
	2025	2024
Decrease (increase) in current assets:
Accounts receivable, net	(18,480)	(2,519)
Other receivables	(1,908)	(1,823)
Inventories	1,757	3,620
Contract assets	(2,572)	(13,928)
Prepaid expenses and other	(9,640)	(8,940)
Increase (decrease) in current liabilities:
Accounts payable	3,893	25,941
Income taxes payable	54,006	3,242
Accrued expenses	(9,288)	2,017
Changes in current assets and current liabilities	$17,768	$7,610

Cash flows related to interest and income taxes were as follows (in thousands):

	Three Months Ended May 31,
	2025	2024
Cash paid for interest	$15,654	$21,059
Cash paid for income taxes	551	934
Supplemental disclosures of non-cash investing and financing activities were as follows (in thousands):

	Three Months Ended May 31,
	2025	2024
Accruals for capital expenditures	4,429	8,517

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

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The following tables contain operating segment data for the three months ended May 31, 2025 and 2024 by segment, for the Company's corporate operations and on a consolidated basis (in thousands):

	Three Months Ended May 31, 2025
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$187,215	$234,747	$—	$—	$421,962
Cost of sales(3)	130,356	187,476	—	—	317,832
Gross margin	56,859	47,271	—	—	104,130

Selling, general and administrative(4)	6,127	7,917	80	20,457	34,581
Operating income (loss)	50,732	39,354	(80)	(20,457)	69,549

Interest expense	—	—	—	(18,563)	(18,563)
Equity in earnings of unconsolidated subsidiaries(5)	—	—	173,523	—	173,523
Other income (expense)	(61)	—	—	1,388	1,327
Income (loss) before income tax	$50,671	$39,354	$173,443	(37,632)	225,836
Income tax expense				54,928	54,928
Net income (loss)				$(92,560)	$170,908

Depreciation and amortization	$6,660	$9,123	$—	$6,044	$21,827
See notes below tables.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended May 31, 2024
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$176,651	$236,557	$—	$—	$413,208
Cost of sales	122,735	187,803	—	—	310,538
Gross margin	53,916	48,754	—	—	102,670

Selling, general and administrative	5,984	8,660	29	18,248	32,921
Operating income (loss)	47,932	40,094	(29)	(18,248)	69,749

Interest expense	—	—	—	(22,774)	(22,774)
Equity in earnings of unconsolidated subsidiaries	—	—	3,824	—	3,824
Other income	56	—	—	148	204
Income (loss) before income tax	$47,988	$40,094	$3,795	(40,874)	51,003
Income tax expense				11,401	11,401
Net income (loss)				$(52,275)	$39,602

Depreciation and amortization	$6,657	$7,593	$—	$6,073	$20,323

(1)
Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business. See Note 18 for further discussion of the receivables and liabilities.

(2)	Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(3)	Metal Coatings segment includes restructuring charges of $3.8 million. See Note 17.
(4)	Includes stock-based compensation expense of $2.2 million, of which $0.4 million and $1.8 million are included in Metal Coatings and Corporate, respectively. See Note 15.
(5)
During the three months ended May 31, 2025, AVAIL completed the sale of the Electrical Products Group business to nVent Electric plc. Following the completion of the sale, we received a distribution of $273.2 million during the three months ended May 31, 2025, which is in excess of the investment in the AVAIL JV, which was $107.4 million as of May 31, 2025. The excess distribution of $165.8 million was recorded as equity in earnings of unconsolidated entities during the three months ended May 31, 2025. See Note 7.

Asset balances by operating segment for each period were as follows (in thousands):

	As of
Assets:	May 31, 2025	February 28, 2025
Metal Coatings	$569,103	$555,095
Precoat Metals	1,567,108	1,548,377
Infrastructure Solutions - Investment in Joint Venture(1)	—	99,379
Corporate	22,974	24,250
Total assets	$2,159,185	$2,227,101

(1) See Note 7 for information regarding the Investment in AVAIL joint venture.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Information About Geographical Areas
Financial information about geographical areas for the periods presented was as follows (in thousands). The geographic area is based on the location of the operating facility and no customer accounted for 10% or more of consolidated sales.

	Three Months Ended May 31,
Sales:	2025	2024
United States	$410,995	$403,051
Canada	10,967	10,157
Total sales	$421,962	$413,208

	As of
	May 31, 2025	February 28, 2025
Property, plant and equipment, net:
United States	$578,505	$574,332
Canada	19,387	18,609
Total property, plant and equipment, net	$597,892	$592,941

7. Investments in Unconsolidated Entity
AVAIL JV
We account for our 40% interest in the AVAIL JV under the equity method of accounting and include our equity in earnings as part of the AZZ Infrastructure Solutions segment. We record our equity in earnings in the AVAIL JV on a one-month lag. In May 2025, Avail Infrastructure Solutions (“AVAIL”), in which we have an unconsolidated investment through the AVAIL JV, completed the sale of its electrical enclosures, switchgear, and bus systems businesses (the “Electrical Products Group”) to nVent Electric plc, for a purchase price of $975.0 million. Due to the one-month lag, we have not recognized equity in earnings from our proportionate share of the gain related to this sale. We expect to recognize our proportionate share of the gain through equity in earnings related to this event in the second quarter of fiscal 2026.
During the three months ended May 31, 2025, we received a distribution of cash from the AVAIL JV of $273.2 million, which exceeded our investment in the AVAIL JV of $107.4 million. Since we are not liable for the obligations of the AVAIL JV nor otherwise committed to provide financial support after writing off our investment in the AVAIL JV, we recognized $165.8 million as a gain for the three months ended May 31, 2025. We recorded $173.5 million in equity in earnings, which consists of 1) $7.7 million of equity in earnings from the AVAIL JV's operations for the three months ended May 31, 2025, and 2) $165.8 million of a gain from distribution received in excess of our investment in the AVAIL JV.
Due to the timing of the receipt of cash and the recognition of equity in earnings, we have suspended the recognition of equity in earnings of the AVAIL JV as of May 31, 2025. We will resume the recognition of equity method earnings once the future earnings from the AVAIL JV exceed the equity in earnings recorded from the distribution of $165.8 million, which we anticipate will occur during the second quarter of fiscal 2026.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize balance sheet and income statement information for the AVAIL JV:

Summarized Balance Sheet
	As of
	May 31, 2025(1)	February 28, 2025(1)
Current assets	$356,009	$300,404
Long-term assets	194,239	194,528
Total assets	550,248	494,932

Current liabilities	192,630	155,585
Long-term liabilities	132,158	134,517
Total liabilities	324,788	290,102
Total partners' capital	225,460	204,830
Total liabilities and partners' capital	550,248	494,932

Summarized Operating Data
	Three Months Ended May 31,
	2025(1)	2024(1)
Sales	$168,240	$129,107
Gross profit	45,125	31,526
Income before income taxes	17,474	7,922
Net income	17,624	8,160

(1)
We report our equity in earnings on a one-month lag basis; therefore, amounts in the summarized financials above are as of and for the three months ended April 30, 2025 and 2024 and as of January 31, 2025. Amounts in the table above exclude certain adjustments made by us to record equity in earnings of the AVAIL JV under U.S GAAP for public companies, primarily to reverse the amortization of goodwill.

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
We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap agreements to convert a portion of our variable-rate debt to a fixed rate. On September 27, 2022, we entered into a fixed-rate interest rate swap agreement, which was subsequently amended on October 7, 2022 (the "2022 Swap"), with banks that are parties to the 2022 Credit Agreement, to change the SOFR-based component of the interest rate. The 2022 Swap converts the SOFR portion to 4.277%. As of May 31, 2025, the 2022 swap resulted in a total fixed rate of 6.777%. The 2022 Swap had an initial notional amount of $550.0 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases by a pro-rata portion of any quarterly principal payments made on the Term Loan B, and the notional amount is $536.3 million as of May 31, 2025. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2022 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2022 Swap are recognized in interest expense.
At May 31, 2025, changes in fair value attributable to the effective portion of the 2022 Swap were included on the consolidated balance sheets in "Accumulated other comprehensive income." For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on our consolidated balance sheets as derivative assets or liabilities with

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

offsetting changes in fair value, to the extent effective, recognized in accumulated other comprehensive income until reclassified into earnings when the interest expense on the underlying debt is reflected in earnings. The portion of a cash flow hedge that does not offset the change in the fair value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. During the three months ended May 31, 2025, we reclassified $0.1 million before income tax, or $0.05 million net of tax, from other comprehensive income to earnings.
See Note 19 for information about our new interest rate swap that was effective June 30, 2025.
9. Debt
Our long-term debt instruments and balances outstanding for each of the periods presented (in thousands):

	As of
	May 31, 2025	February 28, 2025
Revolving Credit Facility	$80,000	$30,000
Term Loan B	534,875	870,250
Total debt, gross	614,875	900,250
Unamortized debt issuance costs	(45,068)	(47,885)
Long-term debt, net	$569,807	$852,365
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
The 2022 Credit Agreement includes the following significant terms:
i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company; as of May 31, 2025, the outstanding balance of the Term Loan B was $534.9 million;
ii.provides for a maximum senior secured Revolving Credit Facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 13, 2027;
iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;
iv.borrowings under the Term Loan B bear an interest rate of Secured Overnight Financing Rate ("SOFR") plus 2.50% and the Revolving Credit Facility bears a leverage-based rate with various tiers between 1.75% and 2.75%; as of May 31, 2025, the interest rate was SOFR plus 2.00%;
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
The weighted average interest rate for our outstanding debt, including the Revolving Credit Facility and the Term Loan B, was 6.78% and 8.09% for the three months ended May 31, 2025 and 2024, respectively. We are also obligated to pay a leverage-based commitment fee with various tiers between 0.2% and 0.3% per year for unused amounts under the Revolving Credit Facility. As of May 31, 2025, the commitment fee rate was 0.225%.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Compliance, Outstanding Borrowings and Letters of Credit

Our 2022 Credit Agreement requires us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 4.5. As of May 31, 2025, we were in compliance with all covenants and other requirements set forth in the 2022 Credit Agreement.
As of May 31, 2025, we had $614.9 million of debt outstanding on the Revolving Credit Facility and the Term Loan B, with varying maturities through fiscal 2030. We had approximately $306.3 million of additional credit available as of May 31, 2025.
As of May 31, 2025, we had total outstanding letters of credit in the amount of $13.7 million. These letters of credit are issued for a number of reasons but are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.
Other Disclosures
Interest expense is comprised as follows (in thousands):

	Three Months Ended May 31,
	2025	2024
Gross Interest expense	$19,243	$24,207
Less: Capitalized interest	(680)	(1,433)
Interest expense, net	$18,563	$22,774
Capitalized interest for the three months ended May 31, 2025 and 2024 relates to interest cost on the construction of the greenfield aluminum coil coating facility in Washington, Missouri. The decrease for the three months ended May 31, 2025 compared to the prior years is due to the higher average construction work in process in the prior year, as the new facility was placed in service during the three months ended May 31, 2025.
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
Interest Rate Swap Agreement
Our derivative instrument consists of the 2022 Swap, which is considered a Level 2 of the fair value hierarchy and included in "Other assets" as of May 31, 2025 and in "Other accrued liabilities" as of February 28, 2025 in the consolidated balance sheets. The valuation of the 2022 Swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including swap rates, spread and/or index levels and interest rate curves. See Note 8 for more information about the 2022 Swap.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our financial instruments that are measured at fair value on a recurring basis as of May 31, 2025 and February 28, 2025 are as follows (dollars in thousands):

	Carrying Value	Fair Value Measurements Using			Carrying Value	Fair Value Measurements Using
	May 31, 2025	Level 1	Level 2	Level 3	February 28, 2025	Level 1	Level 2	Level 3
Assets:
Interest Rate Swap Agreement(1)	$37	$—	$37	$—	$—	$—	$—	$—
Total Assets	$37				$—
Liabilities:
Interest Rate Swap Agreement(1)	$—	$—	$—	$—	$352	$—	$352	$—
Total Liabilities	$—				$352

(1)	The fair value of the Company's interest rate swap agreement was an asset at May 31, 2025 and a liability at February 28, 2025.
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
The principal amount of our outstanding debt was $614.9 million and $900.3 million at May 31, 2025 and February 28, 2025, respectively. The estimated fair value of our outstanding debt was $616.4 million and $904.8 million at May 31, 2025 and February 28, 2025, excluding unamortized debt issuance costs. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads.
11. Leases
We are a lessee under various leases for facilities and equipment. As of May 31, 2025, we were the lessee for 125 operating leases and 103 finance leases with terms of 12 months or more. These leases are reflected in "Right-of-use assets," "Lease liability - short-term" and "Lease liability - long-term" in our consolidated balance sheets.
Our leases are primarily for (i) operating facilities, (ii) vehicles and equipment used in operations, (iii) facilities used for back-office functions, (iv) equipment used for back-office functions, and (v) temporary storage. The majority of our vehicle and equipment leases have both a fixed and variable component.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. We have a significant number of short-term leases, including month-to-month agreements. Our short-term lease agreements include expenses incurred hourly, daily, monthly and

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for other durations of time of one year or less. Our future lease commitments as of May 31, 2025 do not reflect all of our short-term lease commitments.
The following table outlines the classification of right-of-use ("ROU") asset and lease liabilities in the consolidated balance sheets as of May 31, 2025 and February 28, 2025 (in thousands):

		As of
		May 31, 2025	February 28, 2025
Assets	Balance Sheet Classification
Operating right-of-use assets	Right-of-use assets	$17,596	$19,471
Finance right-of-use assets	Right-of-use assets	9,948	6,480
Liabilities
Operating lease liabilities ― short-term	Lease liability - short-term	6,089	6,373
Operating lease liabilities ― long-term	Lease liability - long-term	12,122	13,741
Finance lease liabilities ― short-term	Lease liability - short-term	2,115	1,376
Finance lease liabilities ― long-term	Lease liability - long-term	8,046	5,271
Supplemental information related to our leases was as follows (in thousands, except years and percentages):

	Three Months Ended May 31,
	2025	2024
Operating cash flows from operating leases included in lease liabilities	$1,881	$1,779
Lease liabilities obtained from new ROU assets - operating	16	217
Decrease in ROU assets related to lease terminations	(467)	—
Operating cash flows from finance leases included in lease liabilities	142	68
Financing cash flows from finance leases included in lease liabilities	434	196
Lease liabilities obtained from new ROU assets - finance leases	4,127	410

	As of
	May 31, 2025	February 28, 2025
Weighted-average remaining lease term - operating leases	3.61 years	3.79 years
Weighted-average discount rate - operating leases	5.07%	5.06%
Weighted-average remaining lease term - finance leases	4.38 years	4.57 years
Weighted-average discount rate - finance leases	6.90%	6.86%

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines the classification of lease expense related to operating and finance leases in the statements of operations (in thousands):

	Three Months Ended May 31,
	2025	2024
Operating lease expense:
Cost of sales	$1,829	$1,432
Selling, general and administrative	508	480
Total operating lease expense	2,337	1,912
Financing lease expense:
Cost of sales	487	223
Interest expense	142	68
Total financing lease expense	629	291
Variable lease expense:
Cost of sales	249	113
Total variable lease expense	249	113
Short-term lease expense:
Cost of sales	1,802	1,458
Selling, general and administrative	5	9
Total short-term lease expense	1,807	1,467
Total lease expense	$5,022	$3,783

As of May 31, 2025, maturities of our lease liabilities were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2026	$5,206	$2,051	$7,257
2027	5,713	2,713	8,426
2028	3,766	2,618	6,384
2029	3,128	2,413	5,541
2030	1,207	1,741	2,948
2031	540	219	759
Thereafter	363	3	366
Total lease payments	19,923	11,758	31,681
Less imputed interest	(1,712)	(1,597)	(3,309)
Total	$18,211	$10,161	$28,372
We sublease multiple buildings in Columbia, South Carolina to multiple subtenants. The Columbia sublease agreements are by and between AZZ Precoat Metals and multiple subtenants. Sublease income is recognized over the term of the sublease on a straight-line basis and is reported in the consolidated statement of operations as a reduction to "Cost of sales." Sublease income for the three months ended May 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended May 31,
	2025	2024
Sublease income	$266	$261

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes
The provision for income taxes reflects an effective tax rate of 24.3% for the three months ended May 31, 2025, compared to 22.4% for the three months ended May 31, 2024. The increase in the effective tax rate is primarily attributable to the AVAIL JV distribution's impact to earnings and tax expense, partially offset by higher discrete items driven by tax deductions for stock compensation.
13. Mezzanine Equity
Series A Convertible Preferred Stock
On May 9, 2024, we fully redeemed our 240,000 shares of 6.0% Series A Convertible Preferred Stock for $308.9 million. The payment was calculated as the face value of the Series A Preferred Stock of $240.0 million, multiplied by the Return Factor of 1.4, less dividends paid to date of $27.1 million. The redemption premium of $75.2 million, which was calculated as the difference between the redemption amount and the book value of $233.7 million, was recorded as a deemed dividend, and reduces net income available to common shareholders. The Series A Preferred Stock was redeemed using proceeds from the April 2024 Secondary Public Offering. See Note 14.
Dividends
The Series A Preferred Stock accumulated a 6.0% dividend per annum, or $15.00 per share per quarter. Dividends were payable in cash or in kind, by accreting and increasing the Series A Base Amount (“PIK Dividends”). Dividends were payable on the sum of (i) the aggregate liquidation preference amount of $240.0 million plus (ii) any PIK Dividends. Dividends were accrued daily and paid quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year. Following the calendar quarter ending June 30, 2027, we were not able to elect PIK Dividends and dividends on the Series A Preferred Stock were required to be paid in cash. All dividends were paid in cash through May 9, 2024, at which time the Series A Preferred Stock was redeemed. The dividend would have increased annually by one percentage point, beginning with the dividend payable for the calendar quarter ending September 30, 2028. Dividends declared and paid for the three months ended May 31, 2024 were $3.6 million.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Equity
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI"), after tax, for the three months ended May 31, 2025 and May 31, 2024 consisted of the following (in thousands):

	Three Months Ended May 31, 2025
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(10,329)	$(388)	$(587)	$(265)	$(11)	$(11,580)
Other comprehensive income before reclassification	1,956	241	—	339	3	2,539
Amounts reclassified from AOCI	—	—	—	(48)	—	(48)
Net change in AOCI	1,956	241	—	291	3	2,491
Balance as of end of period	$(8,373)	$(147)	$(587)	$26	$(8)	$(9,089)

	Three Months Ended May 31, 2024
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(7,628)	$1,418	$(184)	$2,533	$(33)	$(3,894)
Other comprehensive income before reclassification	(425)	—	—	2,219	141	1,935
Amounts reclassified from AOCI	—	—	—	(1,100)	—	(1,100)
Net change in AOCI	(425)	—	—	1,119	141	835
Balance as of end of period	$(8,053)	$1,418	$(184)	$3,652	$108	$(3,059)

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

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Share-based Compensation
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
i.be at least 65 years of age or 55 years of age and have at least 10 years of service with AZZ;
ii.not receive any severance payments or be subject to any severance or employment agreements containing other retirement provisions;
iii.provide sufficient advance notice of their intent to retire prior to the planned retirement date;
iv.ensure adequate succession or continuity planning is in place for such Covered Executive's position;
v.be compliant with AZZ’s executive stock ownership requirements on their respective retirement date; and
vi.execute and deliver a waiver and release agreement. Additionally, a period of one year must have elapsed between the grant date of the applicable awards and the Covered Executive's retirement date. The ERP also provides that fiscal year 2023, fiscal year 2024 and fiscal year 2025 RSU and PSU award agreements will be amended for the Covered Executives to allow vesting subsequent to a qualified Retirement at the Compensation Committee's discretion.
Upon adoption of the ERP, the service requirement for executives that are currently eligible for retirement has been met. As a result, we recognized additional stock-based compensation for the three months ended May 31, 2025 of $2.2 million upon the adoption of the ERP related to the RSUs for Covered Executives that have achieved qualified retirement status.
16. Defined Benefit Pension Plan
Pension and Employee Benefit Obligations
In our Precoat Metals segment, certain current or past employees participate in a defined benefit pension plan (the "Plan"). Prior to the Precoat Acquisition, benefit accruals were frozen for all participants. After the freeze, participants no longer accrued benefits under the Plan, and new hires of AZZ Precoat Metals are not eligible to participate in the Plan. As of May 31, 2025, the Plan was underfunded, and we have a net pension obligation of $23.3 million, which is included in "Other long-term liabilities" in the consolidated balance sheets and represents the underfunded portion of the Plan.
The components of net benefit cost other than the employer service cost are included in "Selling, general and administrative" expense. We paid employer contributions of $1.3 million into the Plan during the three months ended May 31, 2025. We expect to pay $4.7 million of contributions into the Plan during the remainder of fiscal year 2026. We did not recognize any net benefit cost for the three months ended May 31, 2025.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Restructuring Charges
During the first quarter of fiscal year 2026, management initiated a restructuring plan for certain surface technologies facilities within the Metal Coatings segment (the “AST Restructuring”) to improve overall operational efficiency and financial performance. We expect to recognize total restructuring expenses of $4.2 million. During the three months ended May 31, 2025, we recognized restructuring charges of $3.8 million, which are included in "Cost of sales" in the consolidated statement of operations and includes the loss on sale of equipment, for which we received $0.7 million in proceeds. The restructuring charges consisted primarily of $3.3 million for the write-off of intangible assets and goodwill, as well as $0.5 million for the write-off of other assets, loss on the sale of equipment and severance accruals. The remaining $0.4 million of restructuring expenses are expected to be recognized in the second quarter of fiscal year 2026. The AST Restructuring was substantially complete as of May 31, 2025.
As a result of the AST Restructuring, we closed two surface technology facilities that were located in Garland, Texas and Tampa, Florida. Management performed an analysis of the assets at each location expected to be closed. For assets that were not sold or transferred to another location for use in operations, management wrote down the assets to reflect a decrease in the estimated useful life and lower value to the Company.
18. Commitments and Contingencies
Legal
AZZ and its subsidiaries are named defendants and plaintiffs in various routine lawsuits incidental to our business. These proceedings include labor and employment claims, various commercial disputes, worker’s compensation and environmental matters, all arising in the normal course of business. As discovery progresses on all outstanding legal matters, we continuously evaluate opportunities to either mediate the cases or settle the disputes for nuisance value or the cost of litigation as a way to resolve the disputes prior to trial. As the pending cases progress through additional discovery and potential mediation, our assessment of the likelihood of a favorable or an unfavorable outcome on the pending lawsuits may change. Although the actual outcome of these lawsuits or other proceedings cannot be predicted with any certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other matters cannot be predicted at this time, management, after consultation with legal counsel believes it has strong claims or defenses to all of its legal matters and does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or cash flows.
In 2017, Southeast Texas Industries, Inc. (“STI”) filed a breach of contract lawsuit against the Company in the 1st District Court of Jasper County, Texas (the “Court”). In 2020, we filed a counter suit against STI for amounts due to AZZ for work performed. On October 16, 2023, the case went to trial, and on October 27, 2023, the jury rendered a verdict in favor of STI and against AZZ Beaumont in the amount of $5.5 million in damages for breach of contract and breach of express warranty. A final judgment amount was entered by the Court on February 14, 2024, and we purchased a supersedeas bond to cover the final judgment amount throughout the duration of the appellate process on May 23, 2024. We are still waiting on the trial transcript from the court reporter and the appellate process is tolled until the transcript is delivered to the parties. We believe we have strong grounds for an appeal, and will pursue all available appellate options. The appeal process is expected to take up to two years. As of May 31, 2025, we have recorded a legal accrual of $5.5 million, which is included in "Other accrued liabilities" on our consolidated balance sheets, reflecting our best estimate of the probable loss. Our estimate of the probable loss may change throughout the appellate process.
In 2019, Tampa Electric Company ("TECO") entered into a contract to provide services in Florida. TECO terminated our affiliate from the project, alleging failure to comply with safety guidelines. We believe the affiliate was terminated for convenience on the project, and our affiliate was not given its contractual right of notice and 47 hours to deliver a corrective action plan. In 2020, we filed a lawsuit against TECO for breach of contract and unjust enrichment in the Thirteenth Judicial Circuit Court in and for Hillsborough County, Florida. In connection with AZZ selling the majority interest in the AIS business to Fernweh Group on September 30, 2022, we agreed to retain this lawsuit. The parties unsuccessfully mediated the case in June 2023. The case went to trial on January 13, 2025. On February 10, 2025, the jury rendered a verdict in favor of TECO against our affiliate in the amount of $5.2 million, which represented the receivable due from the TECO, net of allowance. We recognized expense of $6.5 million in the fourth quarter of fiscal 2025, consisting of $5.2 million for the derecognition of the net receivable from TECO and $1.3 million for estimated legal fees, of which $1.2 million are included in "Other accrued liabilities" as of May 31, 2025.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Environmental
As of May 31, 2025, the reserve balance for our environmental liabilities was $18.7 million, of which $2.2 million is classified as current. Environmental remediation liabilities include costs directly associated with site investigation and site remediation, such as materials, external contractor costs, legal and consulting expenses and incremental internal costs directly related to ongoing remediation plans. Estimates used to record environmental remediation liabilities are based on the Company's best estimate of probable future costs based on site-specific facts and circumstances known at the time of these estimates and they are updated on a quarterly basis. Estimates of the cost for the potential or ongoing remediation plans are developed using internal resources and third-party environmental engineers and consultants.
We accrue the anticipated cost of environmental remediation when the obligation is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. While any revisions to our environmental remediation liabilities could potentially be material to the operating results of any fiscal quarter or fiscal year, we do not expect such additional remediation expenses to have an adverse material effect on our financial position, results of operations, or cash flows.
Capital Commitments—Greenfield Aluminum Coil Coating Facility
We are expanding our coatings capabilities through the construction of a new 25-acre aluminum coil coating facility in Washington, Missouri, which was became operational during the first quarter of fiscal 2026. The new greenfield facility is included in the AZZ Precoat Metals segment and is supported by a take-or-pay contract for approximately 75% of the output from the new plant. We expect to spend approximately $121.8 million in capital payments over the life of the project, of which $113.6 million was paid prior to fiscal 2026 and $3.2 million was paid during the three months ended May 31, 2025. The remaining balance of $5.0 million, for which we have capital commitments, is expected to be paid by the second quarter of fiscal 2026.
19. Subsequent Events
Interest Rate Swap
Effective June 30, 2025, we entered into a new interest rate swap agreement with a notional amount of $290.0 million. The new interest rate swap converts the SOFR portion of our Term Loan B to 3.759%, resulting in a total fixed rate of 6.259%. Upon execution of the new interest rate swap, the prior swap agreement was simultaneously terminated.
Metal Coatings Acquisition
On July 1, 2025, we acquired all the assets of a hot-dip galvanizing facility based in Canton, Ohio for net proceeds of $30.1 million. The acquisition will be included in our Metal Coatings segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as "may," "could," "should," "expects," "plans," "will," "might," "would," "projects," "currently," "intends," "outlook," "forecasts," "targets," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial, and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date they are made and are subject to risks that could cause them to differ materially from actual results. Certain factors could affect the outcome of the matters described herein. This Quarterly Report may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand for our manufactured solutions, including demand by the construction markets, the industrial markets, and the metal coatings markets. We could also experience additional increases in labor costs, components and raw materials including zinc and natural gas, which are used in our hot-dip galvanizing process, paint used in our coil coating process; supply-chain vendor delays; customer requested delays of our manufactured solutions; delays in additional acquisition opportunities; an increase in our debt leverage and/or interest rates on our debt, of which a significant portion is tied to variable interest rates; availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the manufactured solutions that we provide; economic volatility, including a prolonged economic downturn or macroeconomic conditions such as inflation or changes in the political stability in the United States and other foreign markets in which we operate; tariffs, acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business, including in Part I, Item 1A. Risk Factors, in AZZ's Annual Report on Form 10-K for the fiscal year ended February 28, 2025 and other filings with the SEC, available for viewing on AZZ's website at www.azz.com and on the SEC's website at www.sec.gov.

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
The following discussion should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025, and with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Business Operations Update
Our results for the three months ended May 31, 2025 (the "current quarter") were favorably impacted primarily by the recognition of equity in earnings for the excess distribution from the AVAIL JV, and by the growth in demand for our manufactured solutions in the construction and utilities industries.
The equity in earnings recognized following the AVAIL JV distribution was the primary contributor to net income of $170.9 million for the three months ended May 31, 2025. Our operating results for three months ended May 31, 2025, including operating results by segment, are described in the summary on the following page, and detailed descriptions can be found below under "Results of Operations."
Our operations generated $314.8 million of cash for the current three-month period. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found below under "Liquidity and Capital Resources."
Outlook
While it is difficult to predict future North American economic activity and its impact on the demand for our galvanizing and coil coating solutions, as well the impact that political or regulatory developments may have on us, we have noted several factors below that have impacted or may impact our results of operations during the second quarter of fiscal 2026.

•Sales prices in our AZZ Metal Coatings segment are expected to remain consistent with current levels. Fluctuations in product mix, along with competitive market pressures, may impact selling price.
•Sales prices in our AZZ Precoat Metals segment are expected to increase on average from past levels, resulting from passing through higher pricing on specified materials along with increased overall selling prices, although fluctuations in mix may impact the average selling price.
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

QUARTER ENDED MAY 31, 2025 COMPARED TO THE QUARTER ENDED MAY 31, 2024

Segment Sales and Operating Income
The following tables contain operating segment data by segment, for the Company's corporate operations and on a consolidated basis (in thousands):

	Three Months Ended May 31, 2025
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$187,215	$234,747	$—	$—	$421,962
Cost of sales(3)	130,356	187,476	—	—	317,832
Gross margin	56,859	47,271	—	—	104,130

Selling, general and administrative(4)	6,127	7,917	80	20,457	34,581
Operating income (loss)	$50,732	$39,354	(80)	(20,457)	69,549

Interest expense	—	—	—	(18,563)	(18,563)
Equity in earnings of unconsolidated subsidiaries(5)	—	—	173,523	—	173,523
Other income (expense)	(61)	—	—	1,388	1,327
Income (loss) before income tax	$50,671	$39,354	$173,443	(37,632)	225,836
Income tax expense				54,928	54,928
Net income (loss)				$(92,560)	$170,908
See notes below tables.

	Three Months Ended May 31, 2024
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$176,651	$236,557	$—	$—	$413,208
Cost of sales	122,735	187,803	—	—	310,538
Gross margin	53,916	48,754	—	—	102,670

Selling, general and administrative	5,984	8,660	29	18,248	32,921
Operating income (loss)	$47,932	$40,094	(29)	(18,248)	69,749

Interest expense	—	—	—	(22,774)	(22,774)
Equity in earnings of unconsolidated subsidiaries	—	—	3,824	—	3,824
Other income	56	—	—	148	204
Income (loss) before income tax	$47,988	$40,094	$3,795	(40,874)	51,003
Income tax expense				11,401	11,401
Net income (loss)				$(52,275)	$39,602

(1)
Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business. See "Item I. Financial Statements—Note 18" for further discussion of the receivables and liabilities.

(2)	Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(3)	Metal Coatings segment includes restructuring charges of $3.8 million. See "Item I. Financial Statements—Note 17."
(4)	Includes stock-based compensation expense of $2.2 million, of which $0.4 million and $1.8 million are included in Metal Coatings and Corporate, respectively. See Note 15.
(5)
During the three months ended May 31, 2025, AVAIL completed the sale of the Electrical Products Group business to nVent Electric plc. Following the completion of the sale, we received a distribution of $273.2 million during the three months ended May 31, 2025, which is in excess of the investment in the AVAIL JV, which was $107.4 million as of May 31, 2025. The excess distribution of $165.8 million was recorded as equity in earnings of unconsolidated entities during the three months ended May 31, 2025.

Sales
For the current quarter, consolidated sales increased $8.8 million, or 2.1%, compared to the three months ended May 31, 2024 (the "prior year quarter").
Sales for the AZZ Metal Coatings segment increased $10.6 million, or 6.0%, for the current quarter, compared to the prior year quarter. The increase was primarily due to $11.7 million resulting from a higher volume of steel processed, and an increase in other sales of $0.4 million, partially offset by a decrease in selling price of $1.5 million, due to product mix.
Sales for the AZZ Precoat Metals segment decreased $1.8 million, or 0.8% for the current quarter, compared to the prior year quarter. The decrease is due to a lower volume of coil coated and a decrease in other sales of $0.4 million, partially offset by an increase in the average price due to product mix.
Operating Income
For the current quarter, consolidated operating income was $69.5 million, a decrease of $0.2 million, or 0.3%, compared to the prior year quarter.
Operating income for the AZZ Metal Coatings segment increased $2.8 million, or 5.8%, for the current quarter, compared to the prior year quarter. The increase was due to increased sales as described above, partially offset by an increase in cost of sales. The increase in cost of sales of $7.6 million was primarily due to a $4.8 million increase in overhead costs, a $1.5 million increase in labor costs, and a $2.1 million increase in zinc cost. The increase in overhead costs was primarily due to restructuring charges of $3.8 million for two surface technology facilities. Selling, general and administrative expense increased $0.4 million, driven by an increase in stock-based compensation and the recognition of bad debt expense in the current quarter, compared to prior year quarter.

Operating income for the AZZ Precoat Metals segment decreased $0.7 million, or 1.8% for the current quarter, compared to the prior year quarter. The decrease is primarily due to decreased sales as described above, offset by a decrease in cost of sales of $0.3 million, primarily due to variable costs related to the decreased volume of coil coated, and a decrease in selling, general and administrative expense of $0.7 million.
Corporate Expenses
Corporate selling, general and administrative expenses increased $2.2 million, or 12.1%, for the current quarter, compared to the prior year quarter. The increase was primarily due to the adoption of the Executive Retiree LTI Program and the acceleration of expense for the related stock awards of $1.8 million, and an increase in employee benefits expense.
Interest Expense
Interest expense for the current quarter decreased $4.2 million, to $18.6 million, compared to $22.8 million for the prior year quarter. The decrease in interest expense is primarily attributable to a decrease in the weighted average debt outstanding of $96.6 million and a decrease in the weighted average interest rate of 2.29% in the current quarter, compared to the prior year quarter. The decrease in interest expense is partially offset by lower capitalized interest associated with the construction of the new plant in Washington, Missouri, for the current quarter, compared to the prior year quarter.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated subsidiaries for the current quarter increased $169.7 million, to $173.5 million, compared to $3.8 million in the prior year quarter. The increase is due to the recognition of a gain for a distribution in excess of our investment balance of $165.8 million from the AVAIL JV, following the sale of their Electrical Products Group in the current quarter. See "Item I. Financial Statements—Note 7" for more information about the AVAIL JV.
Income Taxes
The provision for income taxes reflects an effective tax rate of 24.3% for the current quarter, compared to 22.4% for the prior year quarter. The increase in the effective tax rate is primarily attributable to the AVAIL JV distribution's impact to earnings and tax expense, partially offset by higher discrete items driven by tax deductions for stock compensation.

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
As of May 31, 2025, our total liquidity of $309.4 million consisted of available capacity on our Revolving Credit Facility of $306.3 million and cash and cash equivalents of $3.0 million.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended May 31,
	2025	2024
Net cash provided by operating activities	$314,782	$71,944
Net cash used in investing activities	(17,122)	(27,379)
Net cash used in financing activities	(295,512)	(38,542)
Net cash provided by operating activities for the current three-month period was $314.8 million, driven primarily by net income of $170.9 million, adjusted to exclude non-cash charges, net of non-cash income of $142.0 million, a cash distribution received on the investment in the AVAIL JV of $273.2 million, an increase in cash resulting from a reduction in working capital of $17.8 million, and a decrease in cash resulting from changes in other long-term assets and liabilities, including deferred taxes, of $5.1 million. The reduction in working capital is due primarily to increases in accounts payable, other accrued liabilities and income taxes payable, as well as a reduction in inventories; partially offset by increases in accounts receivable, prepaid expenses and contract assets due to higher sales. Net cash provided by operating activities was used to fund $20.9 million of capital expenditures, make net payments on long-term debt and finance leases of $285.8 million, make dividend payments of $5.1 million and make payments for taxes related to net share settlement of equity awards of $4.6 million.
Net cash provided by operating activities for the prior year three-month period was $71.9 million, driven primarily by net income of $39.6 million, adjusted to exclude non-cash charges, net of non-cash income of $22.5 million and an increase in cash resulting from an decrease in working capital of $7.6 million, partially offset by a decrease in cash resulting from other long-term assets and liabilities, including deferred taxes, of $1.7 million. Net cash provided by operating activities was used to fund $27.4 million of capital expenditures, make net payments on long-term debt and finance leases liabilities of $25.2 million, make dividend payments of $7.9 million and make payments for taxes related to net share settlement of equity awards of $4.6 million.
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
The 2022 Credit Agreement includes the following significant terms:
i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company; as of May 31, 2025, the outstanding balance of the Term Loan B was $534.9 million;
ii.provides for a maximum senior secured Revolving Credit Facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 13, 2027;
iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;

iv.borrowings under the Term Loan B bear an interest rate of Secured Overnight Financing Rate ("SOFR") plus 2.50% and the Revolving Credit Facility bears a leverage-based rate with various tiers between 1.75% and 2.75%; as of May 31, 2025, the interest rate was SOFR plus 2.00%;
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
The weighted average interest rate for our outstanding debt, including the Revolving Credit Facility and the Term Loan B, was 6.78% and 8.09% for the three months ended May 31, 2025 and 2024, respectively.
Debt Compliance and Outstanding Borrowings
Our 2022 Credit Agreement requires us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 4.5. As of May 31, 2025, we were in compliance with all covenants and other requirements set forth in the 2022 Credit Agreement.
As of May 31, 2025, we had $614.9 million of debt outstanding on the Revolving Credit Facility and the Term Loan B, with varying maturities through fiscal 2030. We had approximately $306.3 million of additional credit available as of May 31, 2025.
Letters of Credit
As of May 31, 2025, we had total outstanding letters of credit in the amount of $13.7 million. These letters of credit are issued for a number of reasons but are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.
Interest Rate Swap
We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap agreements to convert a portion of our variable-rate debt to a fixed rate. On September 27, 2022, we entered into a fixed-rate interest rate swap agreement, which was subsequently amended on October 7, 2022, with banks that are parties to the 2022 Credit Agreement, to change the SOFR-based component of the interest rate. The 2022 Swap converts the SOFR portion to 4.277%. As of May 31, 2025, the 2022 swap resulted in a total fixed rate of 6.777%. The 2022 Swap had an initial notional amount of $550.0 million and a maturity date of September 30, 2025. The notional amount of the interest rate swap decreases by a pro-rata portion of any quarterly principal payments made on the Term Loan B, and the notional amount is $536.3 million as of February 28, 2025. The objective of the 2022 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2022 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2022 Swap are recognized in interest expense.

Capital Commitments—Greenfield Aluminum Coil Coating Facility
We are expanding our coatings capabilities through the construction of a new 25-acre aluminum coil coating facility in Washington, Missouri, which was became operational during the first quarter of fiscal 2026. The new greenfield facility is included in the AZZ Precoat Metals segment and is supported by a take-or-pay contract for approximately 75% of the output from the new plant. We expect to spend approximately $121.8 million in capital payments over the life of the project, of which $113.6 million was paid prior to fiscal 2026 and $3.2 million was paid during the three months ended May 31, 2025. The remaining balance of $5.0 million is on schedule to occur by the second quarter of fiscal 2026, for which we have capital commitments of $5.0 million. The remaining payments through fiscal 2026 are expected to be funded through cash flows from operations.
AVAIL JV
We account for our 40% interest in the AVAIL JV under the equity method of accounting and include our equity in earnings as part of the AZZ Infrastructure Solutions segment. We record our equity in earnings in the AVAIL JV on a one-month lag. In May 2025, Avail Infrastructure Solutions (“AVAIL”), in which we have an unconsolidated investment through the AVAIL JV, completed the sale of its electrical enclosures, switchgear, and bus systems businesses (the “Electrical Products Group”) to nVent Electric plc, for a purchase price of $975.0 million. Due to the one-month lag, we have not recognized equity in earnings from our proportionate share of the gain related to this sale. We expect to recognize our proportionate share of the gain through equity in earnings related to this event in the second quarter of fiscal 2026.
During the three months ended May 31, 2025, we received a distribution of cash from the AVAIL JV of $273.2 million, which exceeded our investment in the AVAIL JV of $107.4 million. Since we are not liable for the obligations of the AVAIL JV nor otherwise committed to provide financial support after writing off our investment in the AVAIL JV, we recognized $165.8 million as a gain for the three months ended May 31, 2025. We recorded $173.5 million in equity in earnings, which consists of 1) $7.7 million of equity in earnings from the AVAIL JV's operations for the three months ended May 31, 2025, and 2) $165.8 million of a gain from distribution received in excess of our investment in the AVAIL JV. We primarily used the proceeds from the distribution to pay down our Term Loan B.
Share Repurchase Program
During the three months ended May 31, 2025, we did not repurchase shares of common stock under the 2020 Share Authorization. As of May 31, 2025, there was $53.2 million remaining to repurchase shares under the 2020 Authorization. See "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”
Other Exposures
We have exposure to commodity price increases in all three of our operating segments, primarily zinc and natural gas in the AZZ Metal Coatings segment, and natural gas, steel, and aluminum scrap in the AZZ Precoat Metals segment. We attempt to minimize these increases by entering into agreements with our zinc suppliers and such agreements generally include fixed premiums, and by entering into agreements with our natural gas suppliers to fix a portion of our purchase cost. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process, supply chain management, and through increases in prices to match inflationary increases where competitively feasible. We have indirect exposure to copper, aluminum, steel and nickel-based alloys in the AZZ Infrastructure Solutions segment through our 40% investment in the AVAIL JV.
Off Balance Sheet Arrangements and Contractual Obligations
As of May 31, 2025, we did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes.

There were no significant changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates disclosed in "Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the year ended February 28, 2025.
Recent Accounting Pronouncements
See "Item I. Financial Statements—Note 1" for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.

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
Management defines adjusted net income and adjusted earnings per share to exclude intangible asset amortization, restructuring charges, and additional stock compensation expense related to the adoption of our executive retiree long-term incentive program from the reported GAAP measure. Management defines Adjusted EBITDA as adjusted net income excluding depreciation, amortization, interest, provision for income taxes and Series A Preferred Stock dividends. Management believes Adjusted EBITDA is used by investors to analyze operating performance and evaluate the Company's ability to incur and service debt, as well as its capacity for making capital expenditures in the future.
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
The following tables provide a reconciliation for the three months ended May 31, 2025 and 2024 between the non-GAAP Adjusted Earnings Measures to the most comparable measures, calculated in accordance with GAAP (dollars in thousands, except per share data):

Adjusted Net Income and Adjusted Earnings Per Share

	Three Months Ended May 31,
	2025		2024
	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)
Net income	$170,908		$39,602
Less: Series A Preferred Stock dividends	—		(1,200)
Less: Redemption premium on Series A Preferred Stock	—		(75,198)
Net income (loss) available to common shareholders(2)	170,908		(36,796)
Impact of Series A Preferred Stock dividends(2)	—		1,200
Net income (loss) and diluted earnings (loss) per share for Adjusted net income calculation(2)	170,908	$5.66	(35,596)	$(1.18)
Adjustments:
Amortization of intangible assets	5,734	0.19	5,793	0.20
Restructuring charges(3)	3,827	0.13	—	—
Redemption premium on Series A Preferred Stock(4)	—	—	75,198	2.49
Executive retiree long-term incentive program(5)	2,185	0.07	—	—
AVAIL JV excess distribution(6)	(165,826)	(5.49)	—	—
Subtotal	(154,080)	(5.10)	80,991	2.69
Tax impact(7)	36,979	1.22	(1,390)	(0.05)
Total adjustments	(117,101)	(3.88)	79,601	2.64
Adjusted net income and adjusted earnings per share (non-GAAP)	$53,807	$1.78	$44,005	$1.46

Weighted average shares outstanding - Diluted for Adjusted earnings per share(2)		30,217		30,194
See notes on page 38.

Adjusted EBITDA

	Three Months Ended May 31,
	2025	2024
Net income	$170,908	$39,602
Interest expense	18,563	22,774
Income tax expense	54,928	11,401
Depreciation and amortization	21,827	20,323
Adjustments:
Restructuring charges(3)	3,827	—
Executive retiree long-term incentive program(5)	2,185	—
AVAIL JV excess distribution(6)	(165,826)	—
Adjusted EBITDA (non-GAAP)	$106,412	$94,100

See notes on page 38.

Adjusted EBITDA by Segment

A reconciliation of Adjusted EBITDA by segment to net income is as follows (in thousands):

	Three Months Ended May 31, 2025
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$50,671	$39,354	$173,443	$(92,560)	$170,908
Interest expense	—	—	—	18,563	18,563
Income tax expense	—	—	—	54,928	54,928
Depreciation and amortization	6,660	9,123	—	6,044	21,827
Adjustments:
Restructuring charges(3)	3,827	—	—	—	3,827
Executive retiree long-term incentive program(5)	358	—	—	1,827	2,185
AVAIL JV excess distribution(6)	—	—	(165,826)	—	(165,826)
Adjusted EBITDA (non-GAAP)	$61,516	$48,477	$7,617	$(11,198)	$106,412

See notes on page 38.

	Three Months Ended May 31, 2024
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$47,988	$40,094	$3,795	$(52,275)	$39,602
Interest expense	—	—	—	22,774	22,774
Income tax expense	—	—	—	11,401	11,401
Depreciation and amortization	6,657	7,593	—	6,073	20,323
Adjusted EBITDA (non-GAAP)	$54,645	$47,687	$3,795	$(12,027)	$94,100

See notes on page 38.

Debt Leverage Ratio Reconciliation

	Trailing Twelve Months Ended
	May 31, 2025	February 28, 2025
Gross debt	$614,875	$900,250
Less: Cash per bank statement	(17,928)	(12,670)
Add: Finance lease liability	10,160	6,647
Consolidated indebtedness	$607,107	$894,227

Net income	$260,139	$128,833
Depreciation and amortization	83,710	82,205
Interest expense	77,071	81,282
Income tax expense	85,376	41,850
EBITDA	$506,296	$334,170
Cash items(8)	20,035	15,325
Non-cash items(9)	14,818	12,161
Equity in earnings, net of distributions	(173,835)	(3,598)
Adjusted EBITDA per Credit Agreement	$367,314	$358,058

Net leverage ratio	1.7x	2.5x

(1)	Earnings per share amounts included in the "Adjusted Net Income and Adjusted Earnings Per Share" table above may not sum due to rounding differences.
(2)
For the three months ended May 31, 2024, diluted earnings per share is based on weighted average shares outstanding of 26,751, as the Series A Preferred Stock that was redeemed May 9, 2024 is anti-dilutive for this calculation. The calculation of adjusted diluted earnings per share is based on weighted average shares outstanding of 30,194, as the Series A Preferred Stock is dilutive to adjusted diluted earnings per share. Adjusted net income for adjusted earnings per share also includes the addback of Series A Preferred Stock dividends for the period noted above. For further information regarding the calculation of earnings per share, see "Item 1. Financial Statements—Note 3."

(3)	Includes restructuring charges related to the closure of two surface technology facilities in our Metal Coatings segment. See "Item 1. Financial Statements—Note 17."
(4)	On May 9, 2024, we redeemed AZZ's Series A Preferred Stock. The redemption premium represents the difference between the redemption amount paid and the book value of the Series A Preferred Stock.
(5)
During the three months ended May 31, 2025, we recognized additional stock-based compensation expense of $2.2 million upon the adoption of the Executive Retiree Long-term Incentive Program. For further information regarding the adoption of the ERP, see "Item 1. Financial Statements—Note 15."

(6)
During the three months ended May 31, 2025, AVAIL completed the sale of the Electrical Products Group business to nVent Electric plc. Following the completion of the sale, we received a distribution of $273.2 million during the three months ended May 31, 2025, which is in excess of the investment in the AVAIL JV, which was $107.4 million as of May 31, 2025. The excess distribution of $165.8 million was recorded as equity in earnings of unconsolidated entities during the three months ended May 31, 2025. For further information, see "Item 1. Financial Statements—Note 7."

(7)	The non-GAAP effective tax rate for each of the periods presented is estimated at 24.0%.
(8)	Cash items include certain legal settlements, accruals, and retirement and other severance expenses, and restructuring charges associated with the Metal Coatings segment.
(9)	Non-cash items include stock-based compensation expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk disclosures during the three months ended May 31, 2025. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended February 28, 2025.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
AZZ and its subsidiaries are named defendants and plaintiffs in various routine lawsuits incidental to our business. These proceedings include labor and employment claims, various commercial disputes, worker’s compensation and environmental matters, all arising in the normal course of business. As discovery progresses on all outstanding legal matters, we continuously evaluate opportunities to either mediate the cases or settle the disputes for nuisance value or the cost of litigation as a way to resolve the disputes prior to trial. As the pending cases progress through additional discovery and potential mediation, our assessment of the likelihood of a favorable or an unfavorable outcome on the pending lawsuits may change. Although the actual outcome of these lawsuits or other proceedings cannot be predicted with any certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other matters cannot be predicted at this time, management, after consultation with legal counsel believes it has strong claims or defenses to all of its legal matters and does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or cash flows. For further discussion of the Company's legal proceedings, see "Part 1. Item 1. Financial Statements—Note 18."
Item 1A. Risk Factors
There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under "Part I. Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2025.
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
During the three months ended May 31, 2025 and 2024, we did not repurchase shares of common stock under the 2020 Share Authorization. As of May 31, 2025, there was $53.2 million remaining to repurchase shares under the 2020 Authorization.

Item 5. Other Information.
Rule 10b5-1 trading arrangement
During the three months ended May 31, 2025, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.
Retirement of Executive Officer
On July 7, 2025, Kurt Russell, Senior Vice President and Chief Strategic Officer (who previously served as a named executive officer in fiscal year 2025 in the role of Chief Operating Officer – Precoat Metals), informed the Company of his intent to retire on October 1, 2025.

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

10.2
Fifth Amendment to Credit Agreement, dated as of September 27, 2025, by and among AZZ Inc., the Guarantors, the Lenders, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 3, 2025.)

10.3*+	Form of Amended and Restated Performance Share Unit ("PSU") Award Agreement for FY2024 and FY2025 Retirement-Eligible PSU Awards.

31.1+	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (embedded with the Inline XBRL document).

*Indicates management contract, compensatory plan or arrangement.
+ Indicates filed herewith.
++ Indicates furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc. (Registrant)

Date:	July 9, 2025	By:	/s/ Jason Crawford
Jason Crawford Senior Vice President, Chief Financial Officer and Principal Accounting Officer