Form 10-Q
period 2025-08-31
AZZ INC
filed 2025-10-08
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2025
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of October 1, 2025, the registrant had outstanding 30,057,082 shares of common stock; $1.00 par value per share.

PART I. FINANCIAL INFORMATION
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	August 31, 2025	February 28, 2025
Assets
Current assets:
Cash and cash equivalents	$897	$1,488
Trade accounts receivable, net of allowance for credit losses of $350 and $419 at August 31, 2025 and February 28, 2025, respectively	142,032	135,149
Other receivables	19,673	12,932
Inventories	108,470	112,313
Contract assets	105,756	106,507
Prepaid expenses and other	12,631	7,055
Total current assets	389,459	375,444
Property, plant and equipment, net	603,260	592,941
Right-of-use assets	29,573	25,951
Goodwill	715,864	703,863
Deferred tax assets	4,018	3,620
Intangible assets, net	419,922	421,850
Investment in AVAIL joint venture	60,219	99,379
Other assets	3,668	4,053
Total assets	$2,225,983	$2,227,101
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$114,488	$106,471
Income taxes payable	7,857	602
Accrued salaries and wages	24,610	37,742
Other accrued liabilities	68,991	68,428
Lease liability, short-term	9,003	7,749
Total current liabilities	224,949	220,992
Long-term debt, net	566,864	852,365
Lease liability, long-term	21,443	19,012
Deferred tax liabilities	64,300	42,819
Other long-term liabilities	45,396	46,418
Total liabilities	922,952	1,181,606
Commitments and contingencies (Note 19)
Shareholders’ equity:
Common stock, $1 par value; 100,000 shares authorized; 30,057 and 29,913 shares issued and outstanding at August 31, 2025 and February 28, 2025, respectively	30,057	29,913
Capital in excess of par value	424,333	418,004
Retained earnings	858,315	609,158
Accumulated other comprehensive loss	(9,674)	(11,580)
Total shareholders’ equity	1,303,031	1,045,495
Total liabilities and shareholders' equity	$2,225,983	$2,227,101

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and dividend amounts)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Sales	$417,275	$409,007	$839,237	$822,215
Cost of sales	315,983	305,493	633,815	616,031
Gross margin	101,292	103,514	205,422	206,184

Selling, general and administrative	32,831	35,868	67,412	68,789
Operating income	68,461	67,646	138,010	137,395

Interest expense, net	(13,665)	(21,909)	(32,228)	(44,683)
Equity in earnings of unconsolidated subsidiaries	59,345	1,478	232,868	5,302
Other income, net	188	417	1,515	621
Income before income taxes	114,329	47,632	340,165	98,635
Income tax expense	24,983	12,213	79,911	23,614
Net income	89,346	35,419	260,254	75,021
Series A Preferred Stock Dividends	—	—	—	(1,200)
Redemption premium on Series A Preferred Stock	—	—	—	(75,198)
Net income (loss) available to common shareholders	$89,346	$35,419	$260,254	$(1,377)

Basic earnings (loss) per common share	$2.97	$1.19	$8.68	$(0.05)
Diluted earnings (loss) per common share	$2.95	$1.18	$8.61	$(0.05)

Weighted average shares outstanding - Basic	30,037	29,852	29,992	28,294
Weighted average shares outstanding - Diluted	30,244	30,057	30,243	28,294

Cash dividends declared per common share	$0.20	$0.17	$0.37	$0.34
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Net income (loss) available to common shareholders	$89,346	$35,419	$260,254	$(1,377)
Other comprehensive income (loss):
Foreign currency translation adjustments:
Unrealized translation gain	208	864	2,164	439
Unrealized translation gain (loss) for unconsolidated subsidiary, net of tax(1)	655	(531)	896	(531)
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized loss on interest rate swap, net of tax(2)	(1,214)	(3,062)	(875)	(842)
Amounts reclassified from accumulated other comprehensive income to earnings, net of tax(3)	(243)	(1,113)	(290)	(2,214)
Unrealized gain on interest rate swap, net of tax for unconsolidated subsidiary(4)	9	6	11	147
Other comprehensive income (loss)	(585)	(3,836)	1,906	(3,001)
Comprehensive income (loss)	$88,761	$31,583	$262,160	$(4,378)

(1)
Unrealized translation loss for unconsolidated subsidiary is related to our unconsolidated investment in the AVAIL JV and represents our 40% interest in this amount. Net of tax expense (benefit) of $207 and ($210) for the three months ended August 31, 2025 and August 31, 2024, respectively. Net of tax expense (benefit) of $283 and ($210) for the six months ended August 31, 2025 and August 31, 2024, respectively.

(2)
Net of tax benefit of ($384) and ($967) for the three months ended August 31, 2025 and August 31, 2024, respectively. Net of tax benefit of ($271) and ($342) for the six months ended August 31, 2025 and August 31, 2024, respectively.

(3)
Net of tax benefit of ($77) and ($351) for the three months ended August 31, 2025 and August 31, 2024, respectively. Net of tax benefit of ($93) and ($699) for the three months ended August 31, 2025 and August 31, 2024, respectively. See Note 9.

(4)
Unrealized gain (loss) on interest rate swap, net of tax for unconsolidated subsidiary is related to our unconsolidated investment in the AVAIL JV and represents our 40% interest in this amount. Net of tax expense of $4 and $2 for the three months ended August 31, 2025 and August 31, 2024, respectively. Net of tax expense of $5 and $46 for the six months ended August 31, 2025 and August 31, 2024, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended August 31,
	2025	2024
Cash flows from operating activities
Net income (loss) available to common shareholders	$260,254	$(1,377)
Plus: Dividends on Series A Preferred Stock	—	1,200
Plus: Redemption premium on Series A Preferred Stock	—	75,198
Net income	260,254	75,021
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	22	1
Depreciation and amortization	44,199	40,750
Deferred income taxes	21,134	4,881
Equity in earnings of unconsolidated entities	(232,868)	(5,302)
Distribution on investment in AVAIL joint venture	273,223	5,155
Restructuring charges	3,744	—
Net gain on sale of property, plant and equipment	(2,598)	(487)
Amortization of debt financing costs	6,418	6,219
Share-based compensation expense	9,432	7,448
Changes in current assets and current liabilities	(5,720)	(8,493)
Changes in other long-term assets and long-term liabilities	(4,071)	(5,763)
Net cash provided by operating activities	373,169	119,430
Cash flows from investing activities
Purchase of property, plant and equipment	(40,174)	(59,501)
Acquisition of subsidiaries, net of cash acquired	(30,144)	—
Proceeds from sale of property, plant and equipment	3,827	761
Net cash used in investing activities	(66,491)	(58,740)
Cash flows from financing activities
Proceeds from issuance of common stock	2,056	310,237
Redemption of Series A Preferred Stock	—	(308,920)
Tax payments related to common stock issued under stock-based plans	(5,015)	(4,977)
Proceeds from Revolving Credit Facility	436,000	193,000
Payments on Revolving Credit Facility	(441,000)	(148,000)
Proceeds from Receivables Securitization Facility	150,000	—
Payments of debt financing costs	(1,178)	(715)
Payments on long term debt and finance leases	(436,380)	(90,432)
Payments of dividends	(11,097)	(12,943)
Net cash used in financing activities	(306,614)	(62,750)
Effect of exchange rate changes on cash	(655)	(137)
Net decrease in cash and cash equivalents	(591)	(2,197)
Cash and cash equivalents at beginning of period	1,488	4,349
Cash and cash equivalents at end of period	$897	$2,152

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended August 31, 2025
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at May 31, 2025	30,007	$30,007	$418,399	$774,981	$(9,089)	$1,214,298
Share-based compensation	—	—	4,339	—	—	4,339
Common stock issued under stock-based plans and related tax expense	15	15	(426)	—	—	(411)
Common stock issued under employee stock purchase plan	35	35	2,021	—	—	2,056
Cash dividends paid on common stock	—	—	—	(6,012)	—	(6,012)
Net income	—	—	—	89,346	—	89,346
Other comprehensive income	—	—	—	—	(585)	(585)
Balance at August 31, 2025	30,057	$30,057	$424,333	$858,315	$(9,674)	$1,303,031

	Six Months Ended August 31, 2025
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at February 28, 2025	29,913	$29,913	$418,004	$609,158	$(11,580)	$1,045,495
Share-based compensation	—	—	9,424	—	—	9,424
Common stock issued under stock-based plans and related tax expense	109	109	(5,116)	—	—	(5,007)
Common stock issued under employee stock purchase plan	35	35	2,021	—	—	2,056
Cash dividends paid on common stock	—	—	—	(11,097)	—	(11,097)
Net income	—	—	—	260,254	—	260,254
Other comprehensive income	—	—	—	—	1,906	1,906
Balance at August 31, 2025	30,057	$30,057	$424,333	$858,315	$(9,674)	$1,303,031

	Three Months Ended August 31, 2024
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at May 31, 2024	29,814	$29,814	$405,309	$535,168	$(3,059)	$967,232
Share-based compensation	—	—	4,903	—	—	4,903
Common stock issued under stock-based plans and related tax expense	20	20	(420)	—	—	(400)
Common stock issued under employee stock purchase plan	43	43	1,526	—	—	1,569
Secondary public offering and issuance of additional common stock	—	—	(55)	—	—	(55)
Cash dividends paid on common stock	—	—	—	(5,076)	—	(5,076)
Net income	—	—	—	35,419	—	35,419
Other comprehensive income	—	—	—	—	(3,836)	(3,836)
Balance at August 31, 2024	29,877	$29,877	$411,263	$565,511	$(6,895)	$999,756

	Six Months Ended August 31, 2024
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at February 29, 2024	25,102	$25,102	$103,330	$576,231	$(3,894)	$700,769
Share-based compensation	—	—	7,438	—	—	7,438
Common stock issued under stock-based plans and related tax expense	132	132	(5,099)	—	—	(4,967)
Common stock issued under employee stock purchase plan	43	43	1,526	—	—	1,569
Secondary public offering and issuance of additional common stock	4,600	4,600	304,068	—	—	308,668
Dividends on Series A Preferred Stock	—	—	—	(1,200)	—	(1,200)
Cash dividends paid on common stock	—	—	—	(9,343)	—	(9,343)
Redemption premium on Series A Preferred Stock	—	—	—	(75,198)	—	(75,198)
Net income	—	—	—	75,021	—	75,021
Other comprehensive income	—	—	—	—	(3,001)	(3,001)
Balance at August 31, 2024	29,877	$29,877	$411,263	$565,511	$(6,895)	$999,756

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
Presentation
The accompanying condensed consolidated balance sheet as of February 28, 2025, was derived from audited financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2025, included in our Annual Report on Form 10-K covering such period which was filed with the Securities and Exchange Commission ("SEC") on April 21, 2025. Certain previously reported amounts have been reclassified to conform to current period presentation.
Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ending February 28, 2026, is referred to as fiscal 2026.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of August 31, 2025, the results of its operations and cash flows for the three and six months ended August 31, 2025 and 2024. The interim results reported herein are not necessarily indicative of results for a full year.
Accounting Pronouncements Not Yet Adopted
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05") which provides (1) all entities with a practical expedient and (2) entities other than public business entities, with an accounting policy election when estimating credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. ASU 2025-05 will be effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. We expect to adopt ASU 2025-05 for the interim period ending May 31, 2026, and we are currently evaluating the impact of ASU 2025-05 on our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which expands disclosures about a public entity’s expenses, including inventory, employee compensation, depreciation, intangible asset amortization, selling expenses and other expense categories. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Clarifying the Effective Date ("ASU 2025-01"), which clarifies the effective date of ASU 2024-03 for companies with a non-calendar year end. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We do not expect the adoption of ASU 2024-03 or ASU 2025-01 to affect our financial position or our results of operations, but ASU 2024-03 will result in additional disclosures for our annual reporting period ending February 29, 2028, and interim reporting periods beginning in fiscal 2029.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024. We expect to adopt ASU 2023-09 for the annual period ending February 28, 2026, and the adoption will not affect our financial position or our results of operations, but will result in additional disclosures.
2. Acquisitions
Canton Galvanizing
On July 1, 2025, we completed the acquisition of all the assets of Canton Galvanizing, LLC ("Canton Galvanizing"), a privately held hot-dip galvanizing company based in Canton, Ohio, for approximately $30.1 million. The acquisition expanded our geographical coverage in metal coatings capacity and further strengthens our network of facilities in the Midwest region of the United States. The business is included in the AZZ Metal Coatings segment. The goodwill arising from this acquisition was allocated to the AZZ Metal Coatings segment and is expected to be deductible for income tax purposes.
The allocation of purchase price to the identifiable assets acquired and liabilities assumed for this acquisition is preliminary and subject to revisions during the measurement period, up to one year from the date the acquisition closed. These determinations include the use of estimates based on information that was available at the time these unaudited condensed consolidated financial statements were prepared. We believe that the estimates used are reasonable; however, the estimates are subject to change as additional information becomes available.
Intangible assets subject to amortization from the acquisition consist of customer relationships. The total weighted-average amortization period for these assets is 15 years and the assets have no residual value.
The following table summarizes the preliminary fair values of the allocation of assets acquired and liabilities assumed, in aggregate, related to the Canton Galvanizing acquisition, as of the date of the acquisition (in thousands):

July 1, 2025
Assets
Accounts receivable	$1,474
Inventories	1,049
Property, plant and equipment	4,759
Goodwill	10,871
Intangibles and other assets	12,505
Total fair value of assets acquired	$30,658
Liabilities
Accounts payable	(237)
Other accrued liabilities	(277)
Total fair value of liabilities assumed	$(514)
Total purchase price, net of cash acquired	$30,144

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Inventories
The following table summarizes the components of inventory (in thousands):

	As of
	August 31, 2025	February 28, 2025
Raw material	$106,176	$110,005
Work in process	823	518
Finished goods	1,471	1,790
Total inventories	$108,470	$112,313

Our inventory reserves were $3.2 million and $3.9 million as of August 31, 2025 and February 28, 2025, respectively. Inventory cost is determined principally using the first-in-first-out (FIFO) method for the AZZ Metal Coatings segment and the specific identification method for the Precoat Metals segment.
4. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Numerator:
Net income	$89,346	$35,419	$260,254	$75,021
Series A Preferred Stock Dividends	—	—	—	(1,200)
Redemption premium on Series A Preferred Stock	—	—	—	(75,198)
Numerator for diluted earnings per share - net income (loss) available to common shareholders	$89,346	$35,419	$260,254	$(1,377)
Denominator:
Weighted average shares outstanding for basic earnings per share	30,037	29,852	29,992	28,294
Effect of dilutive securities:
Employee and director stock awards	207	205	251	—
Denominator for diluted earnings per share	30,244	30,057	30,243	28,294

Basic earnings (loss) per common share	$2.97	$1.19	$8.68	$(0.05)
Diluted earnings (loss) per common share	$2.95	$1.18	$8.61	$(0.05)

For the three months ended August 31, 2025 and 2024, 22,335 and 76,068 shares, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the six months ended August 31, 2025 and 2024, 22,335 and 70,455 shares, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. These shares could be dilutive in future periods. For the six months ended August 31, 2024, all shares related to the Series A Preferred Stock (1.6 million weighted average shares) were excluded from the computation of diluted earnings per share, as their effect would be anti-dilutive.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Disaggregated Sales
The following table presents disaggregated sales by customer industry (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Sales:
Construction	$233,824	$233,196	$467,733	$461,691
Industrial	37,060	36,691	74,730	76,767
Consumer	33,813	31,408	63,905	65,169
Transportation	34,366	36,550	70,355	74,913
Utilities	36,666	30,731	74,521	59,346
Other(1)	41,546	40,431	87,993	84,329
Total sales	$417,275	$409,007	$839,237	$822,215

(1)	Other includes less significant markets, such as non-construction agriculture, recreation, petro-chem, AZZ Tubular products and sales from recycling and other miscellaneous customer industries.
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
The increases or decreases in contract assets and contract liabilities during the six months ended August 31, 2025 were primarily due to normal timing differences between AZZ's performance and customer payments. As of August 31, 2025 and February 28, 2025, the balance for contract assets was $105.8 million and $106.5 million, respectively, primarily related to the AZZ Precoat Metals segment. The decrease was primarily due to the timing differences noted above. Contract liabilities of $0.7 million and $0.5 million as of August 31, 2025 and February 28, 2025, respectively, are included in "Other accrued liabilities" in the consolidated balance sheets. During the six months ended August 31, 2025, we recognized $0.5 million of revenue for amounts that were included in contract liabilities as of February 28, 2025.
As of August 31, 2024 and February 29, 2024, the balance for contract assets was $94.0 million and $79.3 million, respectively, primarily related to the AZZ Precoat Metals segment. Contract liabilities were $0.7 million and $1.0 million as of August 31, 2024 and February 29, 2024, respectively.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Supplemental Cash Flow Information
To arrive at net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Six Months Ended August 31,
	2025	2024
Decrease (increase) in current assets:
Accounts receivable, net	$(5,220)	$(10,813)
Other receivables	(6,654)	(7,186)
Inventories	5,119	2,454
Contract assets	764	(14,648)
Prepaid expenses and other	(5,637)	(6,041)
Increase (decrease) in current liabilities:
Accounts payable	10,981	23,269
Income taxes payable	7,256	1,747
Accrued expenses	(12,329)	2,725
Changes in current assets and current liabilities	$(5,720)	$(8,493)

Cash flows related to interest and income taxes were as follows (in thousands):

	Six Months Ended August 31,
	2025	2024
Cash paid for interest	$25,357	$41,227
Cash paid for income taxes	46,265	13,703
Supplemental disclosures of non-cash investing and financing activities were as follows (in thousands):

	Six Months Ended August 31,
	2025	2024
Accruals for capital expenditures	$2,373	$5,379

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Operating Segments
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
AZZ Precoat Metals — provides coil coating application of protective and decorative coatings and related value-added downstream processing for steel and aluminum coils. Primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation; and other end markets, the coil coating process emphasizes sustainability and enhanced product lifecycles. It involves cleaning, treating, painting, and curing metal coils as a flat material before they are cut, formed, and fabricated into finished products. This highly efficient method optimizes waste through tight film control and improves final product performance by painting and curing the substrates under conditions unmatched by other application processes.
AZZ Infrastructure Solutions — consists of the equity in earnings of our 40% investment in the AVAIL JV, as well as other expenses directly related to AIS receivables and liabilities that were retained following the divestiture of the AIS business. The AVAIL JV is a global provider of application-critical equipment, highly engineered technologies, and specialized services to the power generation, transmission, distribution, oil and gas, and industrial markets. See Note 8 for a description of AVAIL's sale of its Electrical Products Group.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables contain operating segment data for the three and six months ended August 31, 2025 and 2024 by segment, for the Company's corporate operations and on a consolidated basis (in thousands):

	Three Months Ended August 31, 2025
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$189,984	$227,291	$—	$—	$417,275
Cost of sales	132,923	183,060	—	—	315,983
Gross margin	57,061	44,231	—	—	101,292

Selling, general and administrative	5,355	7,710	26	19,740	32,831
Operating income (loss)	51,706	36,521	(26)	(19,740)	68,461

Interest expense	—	—	—	(13,665)	(13,665)
Equity in earnings of unconsolidated subsidiaries(5)	—	—	59,345	—	59,345
Other income	2	—	—	186	188
Income (loss) before income tax	$51,708	$36,521	$59,319	(33,219)	114,329
Income tax expense				24,983	24,983
Net income (loss)				$(58,202)	$89,346

Depreciation and amortization	$6,830	$9,424	$—	$6,118	$22,372
See notes below tables.

	Six Months Ended August 31, 2025
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$377,199	$462,038	$—	$—	$839,237
Cost of sales(3)	263,279	370,536	—	—	633,815
Gross margin	113,920	91,502	—	—	205,422

Selling, general and administrative(4)	11,482	15,627	106	40,197	67,412
Operating income (loss)	102,438	75,875	(106)	(40,197)	138,010

Interest expense	—	—	—	(32,228)	(32,228)
Equity in earnings of unconsolidated subsidiaries(5)	—	—	232,868	—	232,868
Other income (expense)	(60)	—	—	1,575	1,515
Income (loss) before income tax	$102,378	$75,875	$232,762	(70,850)	340,165
Income tax expense				79,911	79,911
Net income (loss)				$(150,761)	$260,254

Depreciation and amortization	$13,490	$18,546	$—	$12,163	$44,199
See notes below tables.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended August 31, 2024
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$171,500	$237,507	$—	$—	$409,007
Cost of sales	118,193	187,300	—	—	305,493
Gross margin	53,307	50,207	—	—	103,514

Selling, general and administrative	5,619	7,677	9	22,563	35,868
Operating income (loss)	47,688	42,530	(9)	(22,563)	67,646

Interest expense	—	—	—	(21,909)	(21,909)
Equity in earnings of unconsolidated subsidiaries	—	—	1,478	—	1,478
Other income (expense)	(7)	—	—	424	417
Income (loss) before income tax	$47,681	$42,530	$1,469	(44,048)	47,632
Income tax expense				12,213	12,213
Net income (loss)				$(56,261)	$35,419

Depreciation and amortization	$6,685	$7,639	$—	$6,105	$20,429
See notes below tables.

	Six Months Ended August 31, 2024
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$348,152	$474,063	$—	$—	$822,215
Cost of sales	240,929	375,102	—	—	616,031
Gross margin	107,223	98,961	—	—	206,184

Selling, general and administrative	11,602	16,338	38	40,811	68,789
Operating income (loss)	95,621	82,623	(38)	(40,811)	137,395

Interest expense	—	—	—	(44,683)	(44,683)
Equity in earnings of unconsolidated subsidiaries	—	—	5,302	—	5,302
Other income	49	—	—	572	621
Income (loss) before income tax	$95,670	$82,623	$5,264	(84,922)	98,635
Income tax expense				23,614	23,614
Net income (loss)				$(108,536)	$75,021

Depreciation and amortization	$13,341	$15,232	$—	$12,177	$40,750

(1)
Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business. See Note 19 for further discussion of the receivables and liabilities.

(2)	Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(3)	Metal Coatings segment includes restructuring charges of $3.8 million. See Note 18.
(4)	Includes stock-based compensation expense of $2.2 million, of which $0.4 million and $1.8 million are included in Metal Coatings and Corporate, respectively. See Note 16.
(5)
During the first quarter of fiscal 2026, AVAIL completed the sale of the Electrical Products Group ("EPG") to nVent Electric plc. The three and six months ended August 31, 2025 include $61.6 million and $227.5 million, respectively, which represents the gain related to the sale of the EPG, partially offset by an impairment loss on the AVAIL JV and an adjustment related to a change in AVAIL's transfer pricing policy. See Note 8.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Asset balances by operating segment were as follows (in thousands):

	As of
Assets:	August 31, 2025	February 28, 2025
Metal Coatings	$597,430	$555,095
Precoat Metals	1,548,718	1,548,377
Infrastructure Solutions - Investment in Joint Venture(1)	60,219	99,379
Corporate	19,616	24,250
Total assets	$2,225,983	$2,227,101

(1) See Note 8 for information regarding the Investment in AVAIL joint venture.
Financial Information About Geographical Areas
Financial information about geographical areas for the periods presented was as follows (in thousands). The geographic area is based on the location of the operating facility and no customer accounted for 10% or more of consolidated sales.

	Three Months Ended August 31,		Six Months Ended August 31,
Sales:	2025	2024	2025	2024
United States	$404,398	$398,658	$815,393	$801,709
Canada	12,877	10,349	23,844	20,506
Total sales	$417,275	$409,007	$839,237	$822,215

	As of
	August 31, 2025	February 28, 2025
Property, plant and equipment, net:
United States	$583,876	$574,332
Canada	19,384	18,609
Total property, plant and equipment, net	$603,260	$592,941

8. Investments in Unconsolidated Entity
AVAIL JV
We account for our 40% interest in the AVAIL JV under the equity method of accounting and include our equity in earnings as part of the AZZ Infrastructure Solutions segment. We record our equity in earnings in the AVAIL JV on a one-month lag. In May 2025, Avail Infrastructure Solutions ("AVAIL"), in which we have an unconsolidated investment through the AVAIL JV, completed the sale of its electrical enclosures, switchgear, and bus systems businesses (the "Electrical Products Group") to nVent Electric plc for a purchase price of $975.0 million.
During the three months ended May 31, 2025, we received a distribution of cash from the AVAIL JV of $273.2 million, which exceeded our investment in the AVAIL JV of $107.4 million. Since we are not liable for the obligations of the AVAIL JV nor otherwise committed to provide financial support, after writing off our investment in the AVAIL JV, we recognized $165.8 million as a gain for the three months ended May 31, 2025. Due to the timing of the receipt of cash and the recognition of equity in earnings, we suspended the recognition of equity in earnings of the AVAIL JV as of May 31, 2025, until our proportionate share of earnings exceeds the excess distribution previously recognized in earnings. During the three months ended August 31, 2025, we recognized the equity in earnings from AVAIL related to our proportionate share of the gain on the sale of the Electrical Products Group. The equity in earnings was in excess of the amount we recorded in the first quarter of fiscal 2026. Therefore, we resumed the recognition of equity in earnings of the AVAIL JV for the three months ended August 31, 2025.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following the recognition of our proportionate share of the gain on the sale of the Electrical Products Group and equity in earnings for the three months ended August 31, 2025, management identified events and circumstances indicating that the fair value of the Company's investment in the AVAIL JV may have fallen below its carrying value on an other-than-temporary basis. These indicators arose principally from the significant business divestiture by AVAIL and a corresponding reduction in AVAIL's projected future earnings. In response, management performed a recoverability analysis of our investment in the AVAIL JV. Management estimated the fair value of our 40% interest in the AVAIL JV and concluded that the decline in fair value was other-than-temporary. Accordingly, we recorded an impairment charge of $45.9 million to write down the carrying value of our investment in the AVAIL JV to $60.2 million. After recognizing the impairment loss, management believes the carrying value of the investment in the AVAIL JV is recoverable based on AVAIL's current financial position. We will continue to monitor the AVAIL JV for any indicators of impairment, and if further declines in the fair value occur and are deemed other-than-temporary, additional write-downs will be recorded. For the six months ended August 31, 2025, we recorded $232.9 million in equity in earnings, which consists of 1) $3.6 million of equity in earnings from the AVAIL JV's operations for the six months ended August 31, 2025, 2) $275.2 million of a gain from the sale of the Electrical Products Group, offset by 3) an impairment loss of $45.9 million on the AVAIL JV.
The following tables summarize balance sheet and income statement information for the AVAIL JV:

Summarized Balance Sheet
	As of
	August 31, 2025(1)	February 28, 2025(1)
Current assets	$256,722	$300,404
Long-term assets	77,950	194,528
Total assets	$334,672	$494,932

Current liabilities	$80,005	$155,585
Long-term liabilities	19,799	134,517
Total liabilities	99,804	290,102
Total partners' capital	234,868	204,830
Total liabilities and partners' capital	$334,672	$494,932

Summarized Operating Data
	Three Months Ended August 31,		Six Months Ended August 31,
	2025(1)	2024(1)	2025(1)	2024(1)
Sales	$43,463	$119,584	$211,703	$249,300
Gross profit	7,328	27,569	52,453	59,086
Net income	693,133	2,780	710,757	10,955

(1)
We report our equity in earnings on a one-month lag basis; therefore, amounts in the summarized financials above are as of and for the three and six months ended July 31, 2025 and 2024 and as of January 31, 2025. Amounts in the table above exclude certain adjustments made by us to record equity in earnings of the AVAIL JV under U.S GAAP for public companies, primarily to reverse the amortization of goodwill. AVAIL's net income for the three and six months ended July 31, 2025 includes a gain on the sale of Electrical Products Group of $699.0 million. Our proportionate share of the gain includes an adjustment for the previous reversal of the amortization of goodwill related to the Electrical Products Group.

9. Derivative Instruments
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
We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

agreements to convert a portion of our variable-rate debt to a fixed rate. On September 27, 2022, we entered into a fixed-rate interest rate swap agreement, which was subsequently amended on October 7, 2022 (the "2022 Swap"). The 2022 Swap was terminated on June 30, 2025. During the six months ended August 31, 2025, we reclassified $0.1 million before income tax, or $0.07 million net of tax, from other comprehensive income to earnings on the terminated 2022 Swap.
Simultaneous to the termination of the 2022 Swap, we entered into a new fixed-rate interest rate swap agreement on June 30, 2025 (the "2025 Swap"). The 2025 Swap converts the SOFR-based component of the interest rate to 3.759%. As of August 31, 2025, the 2025 Swap resulted in a total fixed rate of 5.509%. The 2025 Swap had an initial notional amount of $290.0 million and a maturity date of June 30, 2027. The objective of the 2025 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2025 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2025 Swap are recognized in interest expense.
At August 31, 2025, changes in fair value attributable to the effective portion of the 2025 Swap were included on the consolidated balance sheets in "Accumulated other comprehensive income." For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on our consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value, to the extent effective, recognized in accumulated other comprehensive income until reclassified into earnings when the interest expense on the underlying debt is reflected in earnings. The portion of a cash flow hedge that does not offset the change in the fair value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. During the six months ended August 31, 2025, we reclassified $0.3 million before income tax, or $0.2 million net of tax, from other comprehensive income to earnings.
10. Debt
Our long-term debt instruments and balances outstanding for each of the periods presented (in thousands):

	As of
	August 31, 2025	February 28, 2025
Revolving Credit Facility	$25,000	$30,000
Term Loan B	434,875	870,250
Receivables Securitization Facility	150,000	—
Total debt, gross	609,875	900,250
Unamortized debt issuance costs	(43,011)	(47,885)
Long-term debt, net	$566,864	$852,365
2022 Credit Agreement and Term Loan B
We have a credit agreement with a syndicate of financial institutions as lenders that was entered into on May 13, 2022 and was subsequently amended on August 17, 2023, December 20, 2023, March 20, 2024, September 24, 2024, February 27, 2025, and August 5, 2025 (collectively referred to herein as the "2022 Credit Agreement").
The 2022 Credit Agreement includes the following significant terms:
i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company; as of August 31, 2025, the outstanding balance of the Term Loan B was $434.9 million;
ii.provides for a maximum senior secured Revolving Credit Facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 13, 2027;
iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;
iv.borrowings under the Term Loan B bear an interest rate of Secured Overnight Financing Rate ("SOFR") plus 1.75% and the Revolving Credit Facility bears a leverage-based rate with various tiers between 1.75% and 2.75%; as of August 31, 2025, the interest rate was SOFR plus 1.75%;
v.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions; and,

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

vi.includes a maximum quarterly leverage ratio financial covenant, with reporting requirements to our banking group at each quarter-end.
On August 5, 2025, we repriced the Term Loan B. The repricing reduced the margin from SOFR plus 2.50% to SOFR plus 1.75%.
We primarily utilize proceeds from the Revolving Credit Facility to finance timing fluctuations of working capital needs, capital improvements, quarterly cash dividends, acquisitions and other general corporate purposes.
As defined in the 2022 Credit Agreement, quarterly prepayments were due against the outstanding principal of the Term Loan B and were payable on the last business day of each May, August, November and February, beginning August 31, 2022, in a quarterly aggregate principal amount of $3.25 million, with the entire remaining principal amount due on May 13, 2029, the maturity date. Additional prepayments made against the Term Loan B contributed to these required quarterly payments. Due to prepayments made against the Term Loan B since August 31, 2022, the quarterly mandatory principal payment requirement has been met, and the quarterly payments of $3.25 million are no longer required.
Receivables Securitization Facility
On July 10, 2025, we entered into a credit agreement secured by our accounts receivable (the "Receivables Securitization Facility.") Under this arrangement, we transferred our trade receivables to a special purpose entity ("SPE"), which in turn pledged those receivables as collateral for borrowings under the facility. The transaction does not qualify as a sale under ASC 860, Transfers and Servicing; as a result, the arrangement is accounted for as a secured borrowing.
Accordingly, the receivables transferred to the SPE will remain on our consolidated balance sheet within trade accounts receivable and contract assets, and the Receivables Securitization Facility is included in "Long-term debt, net." The Receivables Securitization Facility has a limit of $150.0 million and is due July 10, 2028. As of August 31, 2025, the total amount of receivables pledged under the facility was $233.5 million, consisting of $129.3 million in trade accounts receivable and $104.1 million in contract assets, with outstanding borrowings of $150.0 million. The interest rate on the Receivables Securitization Facility is one-month SOFR plus 0.95%.
We remain exposed to the credit risk associated with the underlying receivables and are responsible for their collection. The Receivables Securitization Facility includes provisions that allow the SPE to take control of the assets only in the event of bankruptcy or violation of servicing the secured accounts receivable. We will monitor these provisions to ensure ongoing compliance and availability under the facility.
The proceeds from the Receivables Securitization Facility were used to pay down the Term Loan B.
The weighted average interest rate for our outstanding debt, including the Revolving Credit Facility, the Term Loan B, and Receivables Securitization Facility was 6.49% and 8.03% for the six months ended August 31, 2025 and 2024, respectively. We are also obligated to pay a leverage-based commitment fee with various tiers between 0.2% and 0.3% per year for unused amounts under the Revolving Credit Facility. As of August 31, 2025, the commitment fee rate was 0.20%.
Debt Compliance, Outstanding Borrowings and Letters of Credit
Our 2022 Credit Agreement requires us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 4.5. As of August 31, 2025, we were in compliance with all covenants and other requirements set forth in the 2022 Credit Agreement.
As of August 31, 2025, we had $609.9 million of debt outstanding, with varying maturities through fiscal 2030. We had approximately $361.3 million of additional credit available as of August 31, 2025.
As of August 31, 2025, we had total outstanding letters of credit in the amount of $13.7 million. These letters of credit are issued for a number of reasons but are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Disclosures
Interest expense is comprised as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Gross interest expense	$13,754	$23,621	$32,997	$47,827
Less: Capitalized interest	(89)	(1,712)	(769)	(3,144)
Interest expense, net	$13,665	$21,909	$32,228	$44,683
Capitalized interest for the six months ended August 31, 2025 and 2024 relates to interest cost on the construction of the greenfield aluminum coil coating facility in Washington, Missouri. The decrease for the six months ended August 31, 2025 compared to the prior year is due to the higher average construction work in process in the prior year, as the new facility was placed in service during the six months ended August 31, 2025.
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
Interest Rate Swap Agreement
Our derivative instruments consist of the 2025 Swap and 2022 Swap, both of which are considered Level 2 of the fair value hierarchy. The 2025 Swap is included in "Other long-term liabilities" as of August 31, 2025, and the 2022 Swap that was terminated and replaced by the 2025 Swap is in "Other accrued liabilities" as of February 28, 2025, in the consolidated balance sheets. The valuations of the 2025 Swap and 2022 Swap are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including swap rates, spread, and/or index levels and interest rate curves. See Note 9 for more information about the 2025 and 2022 Swaps.
Our financial instruments that are measured at fair value on a recurring basis as of August 31, 2025 and February 28, 2025 are as follows (in thousands):

	Carrying Value as of August 31, 2025	Fair Value Measurements Using			Carrying Value as of February 28, 2025	Fair Value Measurements Using
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap Agreement(1)	$1,881	$—	$1,881	$—	$352	$—	$352	$—
Total Liabilities	$1,881				$352

(1)	The fair values at August 31, 2025, and February 28, 2025, are related to the 2025 Swap and the 2022 Swap, respectively.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
During the three months ended August 31, 2025, management performed a recoverability analysis on our investment in the AVAIL JV and concluded there was a decline in fair value that was other-than-temporary. Accordingly, we recorded a loss on impairment of $45.9 million, which is included in "Equity in earnings of unconsolidated subsidiaries" in the consolidated statements of operations. See Note 8.
Long-Term Debt
The fair values of our long-term debt instruments are estimated based on market values for debt issued with similar characteristics or rates currently available for debt with similar terms. These valuations are Level 2 non-recurring fair value measurements.
The principal amount of our outstanding debt under the 2022 Credit Agreement was $459.9 million and $900.3 million at August 31, 2025 and February 28, 2025, respectively. The estimated fair value of our outstanding debt was $460.5 million and $904.8 million at August 31, 2025, and February 28, 2025, excluding unamortized debt issuance costs. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads. The carrying amount of the Receivables Securitization Facility approximates the fair value.
12. Leases
We are a lessee under various leases for facilities and equipment. As of August 31, 2025, we were the lessee for 133 operating leases and 112 finance leases with terms of 12 months or more. These leases are reflected in "Right-of-use assets," "Lease liability—short-term" and "Lease liability—long-term" in our consolidated balance sheets.
Our leases are primarily for (i) operating facilities, (ii) vehicles and equipment used in operations, (iii) facilities used for back-office functions, (iv) equipment used for back-office functions, and (v) temporary storage. The majority of our vehicle and equipment leases have both a fixed and variable component.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. We have a significant number of short-term leases, including month-to-month agreements. Our short-term lease agreements include expenses incurred hourly, daily, monthly and for other durations of time of one year or less. Our future lease commitments as of August 31, 2025, do not reflect all of our short-term lease commitments.
The following table outlines the classification of right-of-use ("ROU") asset and lease liabilities in the consolidated balance sheets as of August 31, 2025 and February 28, 2025 (in thousands):

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		As of
		August 31, 2025	February 28, 2025
Assets	Balance Sheet Classification
Operating right-of-use assets	Right-of-use assets	$17,941	$19,471
Finance right-of-use assets	Right-of-use assets	11,632	6,480
Liabilities
Operating lease liabilities―short-term	Lease liability—short-term	6,425	6,373
Operating lease liabilities―long-term	Lease liability—long-term	12,107	13,741
Finance lease liabilities―short-term	Lease liability—short-term	2,578	1,376
Finance lease liabilities―long-term	Lease liability—long-term	9,336	5,271
Supplemental information related to our leases was as follows (in thousands, except years and percentages):

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Operating cash flows from operating leases included in lease liabilities	$1,852	$1,794	$3,733	$3,561
Lease liabilities obtained from new ROU assets—operating leases	1,954	410	1,970	628
Decrease in ROU assets related to lease terminations	(146)	—	(613)	—
Operating cash flows from finance leases included in lease liabilities	199	83	340	151
Financing cash flows from finance leases included in lease liabilities	604	236	1,038	432
Lease liabilities obtained from new ROU assets—finance leases	2,497	1,009	6,624	1,419

	As of
	August 31, 2025	February 28, 2025
Weighted-average remaining lease term—operating leases	3.62 years	3.79 years
Weighted-average discount rate—operating leases	5.18%	5.06%
Weighted-average remaining lease term—finance leases	4.31 years	4.57 years
Weighted-average discount rate—finance leases	6.79%	6.86%
The following table outlines the classification of lease expense related to operating and finance leases in the statements of operations (in thousands):

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Operating lease expense:
Cost of sales	$1,495	$1,488	$3,325	$2,920
Selling, general and administrative	575	487	1,085	967
Total operating lease expense	2,070	1,975	4,410	3,887
Financing lease expense:
Cost of sales	684	269	1,171	492
Interest expense	199	83	340	151
Total financing lease expense	883	352	1,511	643
Variable lease expense:
Cost of sales	215	133	464	246
Total variable lease expense	215	133	464	246
Short-term lease expense:
Cost of sales	1,869	1,405	3,671	2,863
Selling, general and administrative	—	1	4	10
Total short-term lease expense	1,869	1,406	3,675	2,873
Total lease expense	$5,037	$3,866	$10,060	$7,649

As of August 31, 2025, maturities of our lease liabilities were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2026	$3,707	$1,646	$5,353
2027	6,220	3,270	9,490
2028	4,230	3,173	7,403
2029	3,522	2,964	6,486
2030	1,507	2,298	3,805
2031	689	337	1,026
Thereafter	431	3	434
Total lease payments	20,306	13,691	33,997
Less imputed interest	(1,774)	(1,777)	(3,551)
Total	$18,532	$11,914	$30,446
We sublease multiple buildings in Columbia, South Carolina to multiple subtenants. The Columbia sublease agreements are by and between AZZ Precoat Metals and multiple subtenants. Sublease income is recognized over the term of the sublease on a straight-line basis and is reported in the consolidated statement of operations as a reduction to "Cost of sales." Sublease income for the three and six months ended August 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Sublease income	$266	$254	$531	$509
13. Income Taxes
The provision for income taxes reflects an effective tax rate of 21.9% for the three months ended August 31, 2025, compared to 25.6% for the three months ended August 31, 2024. The decrease in the effective tax rate is primarily attributable

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to higher R&D tax credits related to the R&D efforts in the construction of the new aluminum coil coating facility in Washington, Missouri, which became operational during the first quarter of fiscal 2026.

The provision for income taxes reflects an effective tax rate of 23.5% for the six months ended August 31, 2025, compared to 23.9% for the prior year comparable period. The decrease in the effective tax rate is primarily attributable to higher R&D tax credits related to the construction of the new aluminum coil coating facility in Washington, Missouri, which became operational during the first quarter of fiscal 2026.

On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act ("the Act") that includes several U.S. corporate tax provisions, including the restoration of 100% bonus depreciation on qualified property and the current deductibility of domestic research and experimental expenditures. The provisions of the Act did not have a material impact to our income tax expense or effective tax rate. We expect the provisions of the Act to result in a reduction in our fiscal 2026 cash tax payments.
14. Mezzanine Equity
Series A Convertible Preferred Stock
On May 9, 2024, we fully redeemed our 240,000 shares of 6.0% Series A Convertible Preferred Stock for $308.9 million. The payment was calculated as the face value of the Series A Preferred Stock of $240.0 million, multiplied by the Return Factor of 1.4, less dividends paid to date of $27.1 million. The redemption premium of $75.2 million, which was calculated as the difference between the redemption amount and the book value of $233.7 million, was recorded as a deemed dividend, and reduces net income available to common shareholders. The Series A Preferred Stock was redeemed using proceeds from the April 2024 Secondary Public Offering. See Note 15.
Dividends
The Series A Preferred Stock accumulated a 6.0% dividend per annum, or $15.00 per share per quarter. Dividends were payable in cash or in kind, by accreting and increasing the Series A Base Amount ("PIK Dividends"). Dividends were payable on the sum of (i) the aggregate liquidation preference amount of $240.0 million plus (ii) any PIK Dividends. Dividends were accrued daily and paid quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year. Following the calendar quarter ending June 30, 2027, we were not able to elect PIK Dividends and dividends on the Series A Preferred Stock were required to be paid in cash. All dividends were paid in cash through May 9, 2024, at which time the Series A Preferred Stock was redeemed. The dividend would have increased annually by one percentage point, beginning with the dividend payable for the calendar quarter ending September 30, 2028. Dividends declared and paid for the six months ended August 31, 2024, were $3.6 million.
15. Equity
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI"), after tax, for the three and six months ended August 31, 2025, and August 31, 2024, consisted of the following (in thousands):

	Three Months Ended August 31, 2025
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(8,373)	$(147)	$(587)	$26	$(8)	$(9,089)
Other comprehensive income (loss) before reclassification	208	655	—	(1,214)	8	(343)
Amounts reclassified from AOCI	—	—	—	(242)	—	(242)
Net change in AOCI	208	655	—	(1,456)	8	(585)
Balance as of end of period	$(8,165)	$508	$(587)	$(1,430)	$—	$(9,674)

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended August 31, 2025
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(10,329)	$(388)	$(587)	$(265)	$(11)	$(11,580)
Other comprehensive income (loss) before reclassification	2,164	896	—	(875)	11	2,196
Amounts reclassified from AOCI	—	—	—	(290)	—	(290)
Net change in AOCI	2,164	896	—	(1,165)	11	1,906
Balance as of end of period	$(8,165)	$508	$(587)	$(1,430)	$—	$(9,674)

	Three Months Ended August 31, 2024
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(8,053)	$1,418	$(184)	$3,652	$108	$(3,059)
Other comprehensive income (loss) before reclassification	864	(531)	—	(3,062)	6	(2,723)
Amounts reclassified from AOCI	—	—	—	(1,113)	—	(1,113)
Net change in AOCI	864	(531)	—	(4,175)	6	(3,836)
Balance as of end of period	$(7,189)	$887	$(184)	$(523)	$114	$(6,895)

	Six Months Ended August 31, 2024
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(7,628)	$1,418	$(184)	$2,533	$(33)	$(3,894)
Other comprehensive income (loss) before reclassification	439	(531)	—	(842)	147	(787)
Amounts reclassified from AOCI	—	—	—	(2,214)	—	(2,214)
Net change in AOCI	439	(531)	—	(3,056)	147	(3,001)
Balance as of end of period	$(7,189)	$887	$(184)	$(523)	$114	$(6,895)
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

16. Share-based Compensation
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
Upon adoption of the ERP, the service requirement for executives that are currently eligible for retirement has been met. As a result, we recognized additional stock-based compensation for the six months ended August 31, 2025, of $2.2 million upon the adoption of the ERP related to the RSUs for Covered Executives that have achieved qualified retirement status.
17. Defined Benefit Pension Plan
Pension and Employee Benefit Obligations
In our Precoat Metals segment, certain current or past employees participate in a defined benefit pension plan (the "Plan"). Prior to the Precoat Acquisition, benefit accruals were frozen for all participants. After the freeze, participants no longer accrued benefits under the Plan, and new hires of AZZ Precoat Metals are not eligible to participate in the Plan. As of August 31, 2025, the Plan was underfunded, and we have a net pension obligation of $20.0 million, which is included in "Other long-term liabilities" in the consolidated balance sheets and represents the underfunded portion of the Plan.
The components of net benefit cost other than the employer service cost are included in "Selling, general and administrative" expense and were not significant for three and six months ended August 31, 2025 and 2024 respectively. We paid employer contributions of $3.2 million into the Plan during the six months ended August 31, 2025. We expect to pay $2.6 million of contributions into the Plan during the remainder of fiscal year 2026.
18. Restructuring Charges
During the first quarter of fiscal year 2026, management initiated a restructuring plan for certain surface technologies facilities within the Metal Coatings segment (the "AST Restructuring") to improve overall operational efficiency and financial performance. During the six months ended August 31, 2025, we recognized restructuring charges of $3.8 million, which are included in "Cost of sales" in the consolidated statement of operations and includes the loss on sale of equipment, for which we received $0.7 million in proceeds. The restructuring charges consisted primarily of $3.3 million for the write-off of intangible assets and goodwill, as well as $0.5 million for the write-off of other assets, loss on the sale of equipment and severance accruals. We recognized an immaterial amount of restructuring expenses in the second quarter of fiscal 2026. Our initial estimate of total restructuring charges of $4.2 million was reduced to $3.8 million as of August 31, 2025. We do not expect to recognize additional charges related to AST Restructuring. The AST Restructuring was substantially complete as of August 31, 2025.
As a result of the AST Restructuring, we closed two surface technology facilities; the facilities were located in Garland, Texas and Tampa, Florida. Management performed an analysis of the assets at each location expected to be closed.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For assets that were not sold or transferred to another location for use in operations, management wrote down the assets to reflect a decrease in the estimated useful life and lower value to the Company.
19. Commitments and Contingencies
Legal
AZZ and its subsidiaries are named defendants and plaintiffs in various routine lawsuits incidental to our business. These proceedings include labor and employment claims, various commercial disputes, worker’s compensation and environmental matters, all arising in the normal course of business. As discovery progresses on all outstanding legal matters, we continuously evaluate opportunities to either mediate the cases or settle the disputes for nuisance value or the cost of litigation as a way to resolve the disputes prior to trial. As the pending cases progress through additional discovery and potential mediation, our assessment of the likelihood of a favorable or an unfavorable outcome on the pending lawsuits may change. The actual outcome of these lawsuits or other proceedings cannot be predicted with any certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other matters cannot be predicted at this time. Therefore, management, after consultation with legal counsel believes it has strong claims or defenses to all of its legal matters and does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or cash flows.
In 2017, Southeast Texas Industries, Inc. ("STI") filed a breach of contract lawsuit against the Company in the 1st District Court of Jasper County, Texas (the "Court"). In 2020, we filed a counter suit against STI for amounts due to AZZ for work performed. On October 16, 2023, the case went to trial, and on October 27, 2023, the jury rendered a verdict in favor of STI and against AZZ Beaumont in the amount of $5.5 million in damages for breach of contract and breach of express warranty. A final judgment amount was entered by the Court on February 14, 2024, and we purchased a supersedeas bond to cover the final judgment amount throughout the duration of the appellate process on May 23, 2024. We are still waiting on the trial transcript from the court reporter and the appellate process is tolled until the transcript is delivered to the parties. We believe we have strong grounds for an appeal and will pursue all available appellate options. The appeal process is expected to take up to two years. As of August 31, 2025, we have recorded a legal accrual of $5.5 million, which is included in "Other accrued liabilities" on our consolidated balance sheets, reflecting our best estimate of the probable loss. Our estimate of the probable loss may change throughout the appellate process.
In 2019, Tampa Electric Company ("TECO") entered into a contract to provide services in Florida. TECO terminated our affiliate from the project, alleging failure to comply with safety guidelines. We believe the affiliate was terminated for convenience on the project, and our affiliate was not given its contractual right of notice and 47 hours to deliver a corrective action plan. In 2020, we filed a lawsuit against TECO for breach of contract and unjust enrichment in the Thirteenth Judicial Circuit Court in and for Hillsborough County, Florida. In connection with AZZ selling the majority interest in the AIS business to Fernweh Group on September 30, 2022, we agreed to retain this lawsuit. The parties unsuccessfully mediated the case in June 2023. The case went to trial on January 13, 2025. On February 10, 2025, the jury rendered a verdict in favor of TECO against our affiliate in the amount of $5.2 million, which represented the receivable due from the TECO, net of allowance. We recognized expense of $6.5 million in the fourth quarter of fiscal 2025, consisting of $5.2 million for the derecognition of the net receivable from TECO and $1.3 million for estimated legal fees, of which $1.2 million are included in "Other accrued liabilities" as of August 31, 2025.
Environmental
As of August 31, 2025, the reserve balance for our environmental liabilities was $18.4 million, of which $1.9 million is classified as current. Environmental remediation liabilities include costs directly associated with site investigation and site remediation, such as materials, external contractor costs, legal and consulting expenses and incremental internal costs directly related to ongoing remediation plans. Estimates used to record environmental remediation liabilities are based on the Company's best estimate of probable future costs based on site-specific facts and circumstances known at the time of these estimates and they are updated on a quarterly basis. Estimates of the cost for the potential or ongoing remediation plans are developed using internal resources and third-party environmental engineers and consultants.
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

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capital Commitments—Greenfield Aluminum Coil Coating Facility
We are expanding our coatings capabilities through the construction of a new 25-acre aluminum coil coating facility in Washington, Missouri, which became operational during the first quarter of fiscal 2026. The new greenfield facility is included in the AZZ Precoat Metals segment and is supported by a take-or-pay contract for approximately 75% of the output from the new plant. We expect to spend approximately $121.8 million in capital payments over the life of the project, of which $113.6 million was paid prior to fiscal 2026 and $4.1 million was paid during the six months ended August 31, 2025. The remaining balance of $4.1 million, for which we have capital commitments, is expected to be paid in the second half of fiscal 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as "may," "could," "should," "expects," "plans," "will," "might," "would," "projects," "currently," "intends," "outlook," "forecasts," "targets," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial, and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date they are made and are subject to risks that could cause them to differ materially from actual results. Certain factors could affect the outcome of the matters described herein. This Quarterly Report may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand for our manufactured solutions, including demand by the construction markets, the industrial markets, and the metal coatings markets. We could also experience additional increases in labor costs, components and raw materials including zinc and natural gas, which are used in our hot-dip galvanizing process, paint used in our coil coating process; supply-chain vendor delays; customer requested delays of our manufactured solutions; delays in additional acquisition opportunities; an increase in our debt leverage and/or interest rates on our debt, of which a significant portion is tied to variable interest rates; availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the manufactured solutions that we provide; economic volatility, including a prolonged economic downturn or macroeconomic conditions such as inflation or changes in the political stability in the United States and other foreign markets in which we operate; tariffs, acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business, including in Part I, Item 1A. Risk Factors, in AZZ's Annual Report on Form 10-K for the fiscal year ended February 28, 2025, and other filings with the SEC, available for viewing on AZZ's website at www.azz.com and on the SEC's website at www.sec.gov.
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
Business Operations Update
Our results for the six months ended August 31, 2025 (the "current six-month period") were favorably impacted primarily by the recognition of equity in earnings for the AVAIL JV, which included the gain from AVAIL's sale of the Electrical Products Group business to nVent Electric plc., and by the growth in demand for our manufactured solutions in the construction and utilities industries.
The equity in earnings from the AVAIL JV was the primary contributor to net income of $260.3 million for the current six-month period. Our operating results for the current six-month period, including operating results by segment, are described in the summary on the following page, and detailed descriptions can be found below under "Results of Operations."
Our operations generated $373.2 million of cash for the current six-month period. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found below under "Liquidity and Capital Resources."

Outlook
While it is difficult to predict future North American economic activity and its impact on the demand for our galvanizing and coil coating solutions, as well the impact that political or regulatory developments may have on us, we have noted several factors below that have impacted or may impact our results of operations during the third quarter of fiscal 2026.
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
•Volumes for our AZZ Metal Coatings segment remain at normal seasonal levels, which should support the continued demand for our metal coatings solutions.
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

QUARTER ENDED AUGUST 31, 2025 COMPARED TO THE QUARTER ENDED AUGUST 31, 2024

Segment Sales and Operating Income
The following tables contain operating segment data by segment, for the Company's corporate operations and on a consolidated basis (in thousands):

	Three Months Ended August 31, 2025
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$189,984	$227,291	$—	$—	$417,275
Cost of sales	132,923	183,060	—	—	315,983
Gross margin	57,061	44,231	—	—	101,292

Selling, general and administrative	5,355	7,710	26	19,740	32,831
Operating income (loss)	$51,706	$36,521	(26)	(19,740)	68,461

Interest expense	—	—	—	(13,665)	(13,665)
Equity in earnings of unconsolidated subsidiaries(3)	—	—	59,345	—	59,345
Other income	2	—	—	186	188
Income (loss) before income tax	$51,708	$36,521	$59,319	(33,219)	114,329
Income tax expense				24,983	24,983
Net income (loss)				$(58,202)	$89,346

See notes below tables.

	Three Months Ended August 31, 2024
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$171,500	$237,507	$—	$—	$409,007
Cost of sales	118,193	187,300	—	—	305,493
Gross margin	53,307	50,207	—	—	103,514

Selling, general and administrative	5,619	7,677	9	22,563	35,868
Operating income (loss)	47,688	42,530	(9)	(22,563)	67,646

Interest expense	—	—	—	(21,909)	(21,909)
Equity in earnings of unconsolidated subsidiaries	—	—	1,478	—	1,478
Other income (expense)	(7)	—	—	424	417
Income (loss) before income tax	$47,681	$42,530	$1,469	(44,048)	47,632
Income tax expense				12,213	12,213
Net income (loss)				$(56,261)	$35,419

(1)
Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business.

(2)	Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(3)
During the first quarter of fiscal 2026, AVAIL completed the sale of the Electrical Products Group ("EPG") to nVent Electric plc. The three months ended August 31, 2025 includes $61.6 million, which represents the gain related to the sale of the EPG, offset by the recognition of an impairment loss on the AVAIL JV and an adjustment related to a change in AVAIL's transfer pricing policy. See "Liquidity and Capital Resources—AVAIL JV."

Sales
For the three months ended August 31, 2025 (the "current quarter"), consolidated sales increased $8.3 million, or 2.0%, compared to the three months ended August 31, 2024 (the "prior year quarter").
Sales for the AZZ Metal Coatings segment increased $18.5 million, or 10.8%, for the current quarter, compared to the prior year quarter. The increase was primarily due to $22.1 million resulting from a higher volume of steel processed, partially offset by a decrease in selling price of $2.8 million, due to product mix, and a decrease in other sales of $0.9 million.
Sales for the AZZ Precoat Metals segment decreased $10.2 million, or 4.3% for the current quarter, compared to the prior year quarter. The decrease is due to a lower volume of coil coated, partially offset by an increase in the average price due to vendor price increases that were passed through to the customer.
Operating Income
For the current quarter, consolidated operating income was $68.5 million, an increase of $0.8 million, or 1.2%, compared to the prior year quarter.
Operating income for the AZZ Metal Coatings segment increased $4.0 million, or 8.4%, for the current quarter, compared to the prior year quarter. The increase was due to increased sales as described above, offset by an increase in cost of sales. The increase in cost of sales of $14.7 million was primarily due to a $7.9 million increase in variable costs, a $4.8 million increase in zinc cost, and a $2.6 million increase in labor costs, offset by a decrease in other direct costs of $0.6 million. Selling, general and administrative expense decreased $0.3 million.
Operating income for the AZZ Precoat Metals segment decreased $6.0 million, or 14.1% for the current quarter, compared to the prior year quarter. The decrease was primarily due to decreased sales as described above. In addition, cost of sales decreased by $4.2 million, primarily due to variable costs related to the decreased volume of coil coated, partially offset by an increase in cost of sales for the new plant in Washington, Missouri, which became operational during the first quarter of fiscal 2026.

Corporate Expenses
Corporate selling, general and administrative expenses decreased $2.8 million, or 12.5%, for the current quarter, compared to the prior year quarter. The decrease was primarily due to decreases in salaries and wages, employee benefits and stock-based compensation, primarily due to retirement and other severance costs recognized in the prior year.
Interest Expense
Interest expense for the current quarter decreased $8.2 million, to $13.7 million, compared to $21.9 million for the prior year quarter. The decrease in interest expense was primarily attributable to a decrease in the weighted average debt outstanding of $304.4 million and a decrease in the weighted average interest rate of 1.77% in the current quarter, compared to the prior year quarter. The decrease in interest expense is partially offset by lower capitalized interest associated with the construction of the new plant in Washington, Missouri, for the current quarter, compared to the prior year quarter.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated subsidiaries for the current quarter increased $57.9 million to $59.3 million, compared to $1.5 million in the prior year quarter. The increase was due to the recognition of a gain of $109.4 million following the sale of AVAIL's Electrical Products Group, offset by an impairment loss of $45.9 million recognized on the AVAIL JV to reduce the carrying value to estimated fair value, and a decrease in our proportionate share of net losses of $5.6 million. See "Item I. Financial Statements—Note 8" for more information about the AVAIL JV.
Income Taxes
The provision for income taxes reflects an effective tax rate of 21.9% for the current quarter, compared to 25.6% for the prior year quarter. The decrease in the effective tax rate is primarily attributable to higher R&D tax credits related to the R&D efforts in the construction of the new aluminum coil coating facility in Washington, Missouri, which became operational during the first quarter of fiscal 2026.

SIX MONTHS ENDED AUGUST 31, 2025 COMPARED TO THE SIX MONTHS ENDED AUGUST 31, 2024

Segment Sales and Operating Income
The following tables contain operating segment data by segment, for the Company's corporate operations and on a consolidated basis (in thousands):

	Six Months Ended August 31, 2025
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$377,199	$462,038	$—	$—	$839,237
Cost of sales(3)	263,279	370,536	—	—	633,815
Gross margin	113,920	91,502	—	—	205,422

Selling, general and administrative(4)	11,482	15,627	106	40,197	67,412
Operating income (loss)	102,438	75,875	(106)	(40,197)	138,010

Interest expense	—	—	—	(32,228)	(32,228)
Equity in earnings of unconsolidated subsidiaries(5)	—	—	232,868	—	232,868
Other income (expense)	(60)	—	—	1,575	1,515
Income (loss) before income tax	$102,378	$75,875	$232,762	(70,850)	340,165
Income tax expense				79,911	79,911
Net income (loss)				$(150,761)	$260,254

See notes below.

	Six Months Ended August 31, 2024
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$348,152	$474,063	$—	$—	$822,215
Cost of sales	240,929	375,102	—	—	616,031
Gross margin	107,223	98,961	—	—	206,184

Selling, general and administrative	11,602	16,338	38	40,811	68,789
Operating income (loss)	95,621	82,623	(38)	(40,811)	137,395

Interest expense	—	—	—	(44,683)	(44,683)
Equity in earnings of unconsolidated subsidiaries	—	—	5,302	—	5,302
Other income	49	—	—	572	621
Income (loss) before income tax	$95,670	$82,623	$5,264	(84,922)	98,635
Income tax expense				23,614	23,614
Net income (loss)				$(108,536)	$75,021

(1)	Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business.
(2)	Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(3)	Metal Coatings segment includes restructuring charges of $3.8 million. See "Item I. Financial Statements—Note 18."
(4)	Includes stock-based compensation expense of $2.2 million, of which $0.4 million and $1.8 million are included in Metal Coatings and Corporate, respectively. See Note 16.
(5)
During the first quarter of fiscal 2026, AVAIL completed the sale of the Electrical Products Group ("EPG") business to nVent Electric plc. The six months ended August 31, 2025 includes $227.5 million, which represents the gain related to the sale of the EPG business, offset by the recognition of an impairment loss on the AVAIL JV and an adjustment related to a change in AVAIL's transfer pricing policy. See "Liquidity and Capital Resources—AVAIL JV."

Sales
For the current six-month period, consolidated sales increased $17.0 million, or 2.1%, compared to the six months ended August 31, 2024 (the "prior year six-month period").
Sales for the AZZ Metal Coatings segment increased $29.0 million, or 8.3%, for the current six-month period, compared to the prior year six-month period. The increase in sales was primarily due to an increase of $33.8 million resulting from a higher volume of steel processed during the period, partially offset by a decrease of $4.3 million in selling price, due to product mix. Other sales decreased $0.4 million.
Sales for the AZZ Precoat Metals segment decreased $12.0 million, or 2.5% for the current six-month period, primarily due to a lower volume of coil coated, partially offset by an increase in selling price due to vendor price increases that were passed through to the customer.
Operating Income
For the current six-month period, consolidated operating income increased $0.6 million, or 0.4%, to $138.0 million, compared to the prior year six-month period.
Operating income for the AZZ Metal Coatings segment increased $6.8 million, or 7.1% for the current six-month period, compared to the prior year six-month period. The increase was due to improved sales as described above, and lower selling, general and administrative expenses, partially offset by higher cost of sales. Cost of sales increased $22.4 million, primarily due to higher labor and variable costs of $15.4 million, and increased zinc costs of $6.9 million. Selling, general and administrative expense decreased $0.2 million.
Operating income for the AZZ Precoat Metals segment decreased $6.7 million, or 8.2%. The decrease was primarily due to the decrease in sales as described above. In addition, cost of sales decreased by $4.6 million, primarily due to variable costs related to the decreased volume of coil coated, partially offset by an increase in cost of sales for the new plant in Washington, Missouri, which became operational during the first quarter of fiscal 2026.
Corporate Expenses
Corporate selling, general and administrative expenses decreased $0.6 million, or 1.5%, for the current six-month period, compared to the prior year six-month period. The decrease was primarily due to decreases in compensation costs, primarily due to retirement and other severance costs recognized in the prior year, partially offset by an increase in stock-based compensation in the current six-month period, primarily due to the adoption of the Executive Retiree LTI Program and the acceleration of expense for the related stock awards.
Interest Expense
Interest expense for the current six-month period decreased $12.5 million, to $32.2 million, compared to $44.7 million for the prior year six-month period. The decrease in interest expense is primarily attributable to a decrease in the weighted average debt outstanding of $136.4 million and a decrease in the weighted average interest rate of 1.54% in the current six-month period compared to the prior year six-month period, partially offset by lower capitalized interest associated with the construction of the new plant in Washington, Missouri.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated subsidiaries for the current six-month period increased $227.6 million, to $232.9 million, compared to $5.3 million in the prior year six-month period. The increase is due to $275.2 million of a gain from the sale of the Electrical Products Group, offset by an impairment loss of $45.9 million on the AVAIL JV, both in the current six-month period, and a decrease of $1.7 million of equity in earnings from the AVAIL JV's operations for the current six-month period, compared to the prior year six-month period. See "Item I. Financial Statements—Note 8" for more information about the AVAIL JV.
Income Taxes
The provision for income taxes reflects an effective tax rate of 23.5% for the six months ended August 31, 2025 compared to 23.9% for the prior year comparable period. The decrease in the effective tax rate is primarily attributable to higher R&D tax credits related to the construction of the new aluminum coil coating facility in Washington, Missouri, which became operational during the first quarter of fiscal 2026.

On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act ("the Act") that includes several U.S. corporate tax provisions, including the restoration of 100% bonus depreciation on qualified property and the current deductibility of domestic research and experimental expenditures. The provisions of the Act did not have a material impact to our income tax expense or effective tax rate. We expect the provisions of the Act to result in a reduction in our fiscal 2026 cash tax payments.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically met our cash needs through a combination of cash flows from operating activities along with bank and bond market debt. Our cash requirements generally include working capital needs, capital improvements, quarterly cash dividends, acquisitions and other general corporate purposes. Based on our current financial condition and current operations, we believe that our cash position, cash flows from operating activities and our expectation of continuing availability to draw upon our credit facilities are sufficient to meet our cash flow needs for the foreseeable future.
As of August 31, 2025, our total liquidity of $362.2 million consisted of available capacity on our Revolving Credit Facility and Receivables Securitization Facility of $361.3 million and cash and cash equivalents of $0.9 million.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended August 31,
	2025	2024
Net cash provided by operating activities	$373,169	$119,430
Net cash used in investing activities	(66,491)	(58,740)
Net cash used in financing activities	(306,614)	(62,750)
Net cash provided by operating activities for the current six-month period was $373.2 million, driven primarily by net income of $260.3 million, adjusted to exclude non-cash charges, net of non-cash income of $171.7 million, a cash distribution received on the investment in the AVAIL JV of $273.2 million, a decrease in cash resulting from an increase in working capital of $5.7 million, and an increase in cash resulting from changes in other long-term assets and liabilities, including deferred taxes, of $17.1 million. The increase in working capital is due primarily to decreases in accrued liabilities and increases in accounts receivable and prepaid expenses, offset by increases in accounts payable and income taxes payable, and decreases in inventories and contract assets. Net cash provided by operating activities was used to fund $40.2 million of capital expenditures, make net payments on long-term debt and finance leases of $291.4 million, make dividend payments of $11.1 million and make payments for taxes related to net share settlement of equity awards of $5.0 million.
Net cash provided by operating activities for the prior year six-month period was $119.4 million, driven primarily by net income of $75.0 million, adjusted to exclude non-cash charges, net of non-cash income of $48.6 million and a decrease in cash resulting from an increase in working capital of $8.5 million, partially offset by a decrease in cash resulting from other long-term assets and liabilities, including deferred taxes, of $0.9 million. Net cash provided by operating activities was used to fund $59.5 million of capital expenditures, make net payments on long-term debt and finance leases liabilities of $45.4 million, make dividend payments of $12.9 million and make payments for taxes related to net share settlement of equity awards of $5.0 million.
Financing and Capital
2022 Credit Agreement and Term Loan B
We have a credit agreement with a syndicate of financial institutions as lenders that was entered into on May 13, 2022 and was subsequently amended on August 17, 2023, December 20, 2023, March 20, 2024, September 24, 2024, February 27, 2025, and August 5, 2025 (collectively referred to herein as the "2022 Credit Agreement").
The 2022 Credit Agreement includes the following significant terms:
i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company; as of August 31, 2025, the outstanding balance of the Term Loan B was $434.9 million;
ii.provides for a maximum senior secured Revolving Credit Facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 13, 2027;
iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;

iv.borrowings under the Term Loan B bear an interest rate of Secured Overnight Financing Rate ("SOFR") plus 1.75% and the Revolving Credit Facility bears a leverage-based rate with various tiers between 1.75% and 2.75%; as of August 31, 2025, the interest rate was SOFR plus 1.75%;
v.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions; and,
vi.includes a maximum quarterly leverage ratio financial covenant, with reporting requirements to our banking group at each quarter-end.
On August 5, 2025, we repriced the Term Loan B. The repricing reduced the margin from SOFR plus 2.50% to SOFR plus 1.75%.
We primarily utilize proceeds from the Revolving Credit Facility to finance timing fluctuations of working capital needs, capital improvements, quarterly cash dividends, acquisitions and other general corporate purposes.
As defined in the 2022 Credit Agreement, quarterly prepayments were due against the outstanding principal of the Term Loan B and were payable on the last business day of each May, August, November and February, beginning August 31, 2022, in a quarterly aggregate principal amount of $3.25 million, with the entire remaining principal amount due on May 13, 2029, the maturity date. Additional prepayments made against the Term Loan B contributed to these required quarterly payments. Due to prepayments made against the Term Loan B since August 31, 2022, the quarterly mandatory principal payment requirement has been met, and the quarterly payments of $3.25 million are no longer required.
Receivables Securitization Facility
On July 10, 2025, we entered into a credit agreement secured by our accounts receivable (the "Receivables Securitization Facility.") Under this arrangement, we transferred our trade receivables to a special purpose entity ("SPE"), which in turn pledged those receivables as collateral for borrowings under the facility. The transaction does not qualify as a sale under ASC 860, Transfers and Servicing; as a result, the arrangement is accounted for as a secured borrowing.
Accordingly, the receivables transferred to the SPE will remain on our consolidated balance sheet within trade accounts receivable and contract assets, and the Receivables Securitization Facility is included in "Long-term debt, net." The Receivables Securitization Facility has a limit of $150.0 million and is due July 10, 2028. As of August 31, 2025, the total amount of receivables pledged under the facility was $233.5 million, consisting of $129.3 million in trade accounts receivable and $104.1 million in contract assets, with outstanding borrowings of $150.0 million. The interest rate on the Receivables Securitization Facility is one-month SOFR plus 0.95%.
We remain exposed to the credit risk associated with the underlying receivables and are responsible for their collection. The Receivables Securitization Facility includes provisions that allow the SPE to take control of the assets only in the event of bankruptcy or violation of servicing the secured accounts receivable. We will monitor these provisions to ensure ongoing compliance and availability under the facility.
The proceeds from the Receivables Securitization Facility were used to pay down the Term Loan B.
The weighted average interest rate for our outstanding debt, including the Revolving Credit Facility, the Term Loan B, and Receivables Securitization Facility was 6.49% and 8.03% for the six months ended August 31, 2025 and 2024, respectively. We are also obligated to pay a leverage-based commitment fee with various tiers between 0.2% and 0.3% per year for unused amounts under the Revolving Credit Facility. As of August 31, 2025, the commitment fee rate was 0.20%.
Debt Compliance and Outstanding Borrowings
Our 2022 Credit Agreement requires us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 4.5. As of August 31, 2025, we were in compliance with all covenants and other requirements set forth in the 2022 Credit Agreement.
As of August 31, 2025, we had $609.9 million of debt outstanding, with varying maturities through fiscal 2030. We had approximately $361.3 million of additional credit available as of August 31, 2025.
Letters of Credit
As of August 31, 2025, we had total outstanding letters of credit in the amount of $13.7 million. These letters of credit are issued for a number of reasons but are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.

Interest Rate Swap
We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap agreements to convert a portion of our variable-rate debt to a fixed rate.
On September 27, 2022, we entered into a fixed-rate interest rate swap agreement, which was subsequently amended on October 7, 2022. The 2022 Swap was terminated on June 30, 2025. Simultaneous to the termination of the 2022 Swap, we entered into a new fixed-rate interest rate swap agreement on June 30, 2025. The 2025 Swap converts the SOFR-based component of the interest rate to 3.759%. As of August 31, 2025, the 2025 Swap resulted in a total fixed rate of 5.509%. The 2025 Swap had an initial notional amount of $290.0 million and a maturity date of June 30, 2027. The objective of the 2025 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2025 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2025 Swap are recognized in interest expense.
Capital Commitments—Greenfield Aluminum Coil Coating Facility
We are expanding our coatings capabilities through the construction of a new 25-acre aluminum coil coating facility in Washington, Missouri, which became operational during the first quarter of fiscal 2026. The new greenfield facility is included in the AZZ Precoat Metals segment and is supported by a take-or-pay contract for approximately 75% of the output from the new plant. We expect to spend approximately $121.8 million in capital payments over the life of the project, of which $113.6 million was paid prior to fiscal 2026 and $4.1 million was paid during the six months ended August 31, 2025. The remaining balance of $4.1 million is on schedule to occur by the third quarter of fiscal 2026, for which we have capital commitments of $4.1 million. The remaining payments in fiscal 2026 are expected to be funded through cash flows from operations.
AVAIL JV
We account for our 40% interest in the AVAIL JV under the equity method of accounting and include our equity in earnings as part of the AZZ Infrastructure Solutions segment. We record our equity in earnings in the AVAIL JV on a one-month lag. In May 2025, Avail Infrastructure Solutions ("AVAIL"), in which we have an unconsolidated investment through the AVAIL JV, completed the sale of its electrical enclosures, switchgear, and bus systems businesses (the "Electrical Products Group") to nVent Electric plc for a purchase price of $975.0 million.
During the three months ended May 31, 2025, we received a distribution of cash from the AVAIL JV of $273.2 million, which exceeded our investment in the AVAIL JV of $107.4 million. Since we are not liable for the obligations of the AVAIL JV nor otherwise committed to provide financial support, after writing off our investment in the AVAIL JV, we recognized $165.8 million as a gain for the three months ended May 31, 2025. Due to the timing of the receipt of cash and the recognition of equity in earnings, we suspended the recognition of equity in earnings of the AVAIL JV as of May 31, 2025, until our proportionate share of earnings exceeds the excess distribution previously recognized in earnings. During the three months ended August 31, 2025, we recognized the equity in earnings from AVAIL related to our proportionate share of the gain on the sale of the Electrical Products Group. The equity in earnings was in excess of the amount we recorded in the first quarter of fiscal 2026. Therefore, we resumed the recognition of equity in earnings of the AVAIL JV for the three months ended August 31, 2025.
Following the recognition of our proportionate share of the gain on the sale of the Electrical Products Group and equity in earnings for the three months ended August 31, 2025, management identified events and circumstances indicating that the fair value of the Company's investment in the AVAIL JV may have fallen below its carrying value on an other-than-temporary basis. These indicators arose principally from the significant business divestiture by AVAIL and a corresponding reduction in AVAIL's projected future earnings. In response, management performed a recoverability analysis of our investment in the AVAIL JV. Management estimated the fair value of our 40% interest in the AVAIL JV and concluded that the decline in fair value was other-than-temporary. Accordingly, we recorded an impairment charge of $45.9 million to write down the carrying value of our investment in the AVAIL JV to $60.2 million. After recognizing the impairment loss, management believes the carrying value of the investment in the AVAIL JV is recoverable based on AVAIL's current financial position. We will continue to monitor the AVAIL JV for any indicators of impairment, and if further declines in the fair value occur and are deemed other-than-temporary, additional write-downs will be recorded. For the six months ended August 31, 2025, we recorded $232.9 million in equity in earnings, which consists of 1) $3.6 million of equity in earnings from the AVAIL

JV's operations for the six months ended August 31, 2025, 2) $275.2 million of a gain from the sale of the Electrical Products Group, offset by 3) an impairment loss of $45.9 million on the AVAIL JV.
Share Repurchase Program
During the six months ended August 31, 2025, we did not repurchase shares of common stock under the 2020 Share Authorization. As of August 31, 2025, there was $53.2 million remaining to repurchase shares under the 2020 Authorization. See "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds."
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
Off Balance Sheet Arrangements and Contractual Obligations
As of August 31, 2025, we did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
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
Management defines adjusted net income and adjusted earnings per share to exclude: 1) intangible asset amortization, 2) restructuring charges, 3) retirement and other severance expenses, 4) redemption premium on Series A Preferred Stock, 5) additional stock compensation expense related to the adoption of our executive retiree long-term incentive program, and 6) certain adjustments related to the Company's unconsolidated joint venture from the reported GAAP measure. Management defines Adjusted EBITDA as adjusted net income excluding depreciation, amortization, interest, provision for income taxes and Series A Preferred Stock dividends. Management believes Adjusted EBITDA is used by investors to analyze operating performance and evaluate the Company's ability to incur and service debt, as well as its capacity for making capital expenditures in the future.
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
The following tables provide a reconciliation for the three and six months ended August 31, 2025 and 2024 between the non-GAAP Adjusted Earnings Measures to the most comparable measures, calculated in accordance with GAAP (in thousands, except per share data):

Adjusted Net Income and Adjusted Earnings Per Share

	Three Months Ended August 31,				Six Months Ended August 31,
	2025		2024		2025		2024
	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)
Net income	$89,346		$35,419		$260,254		$75,021
Less: Series A Preferred Stock dividends	—		—		—		(1,200)
Less: Redemption premium on Series A Preferred Stock	—		—		—		(75,198)
Net income (loss) available to common shareholders(2)	89,346	2.95	35,419	1.18	260,254	8.61	(1,377)	(0.05)
Impact of Series A Preferred Stock dividends(2)	—		—		—		1,200	0.04
Net income (loss) and diluted earnings (loss) per share for Adjusted net income calculation(2)	89,346	$2.95	35,419	$1.18	260,254	$8.61	(177)	$(0.01)
Adjustments:
Amortization of intangible assets	5,823	0.19	5,787	0.19	11,557	0.38	11,580	0.38
Restructuring charges(3)	—	—	—	—	3,827	0.13	—	—
Retirement and other severance expense(4)	—	—	1,888	0.06	—	—	1,888	0.06
Redemption premium on Series A Preferred Stock(5)	—	—	—	—	—	—	75,198	2.50
Executive retiree long-term incentive program(6)	—	—	—	—	2,185	0.07	—	—
AVAIL JV equity in earnings adjustment(7)	(61,639)	(2.04)	—	—	(227,465)	(7.52)	—	—
Subtotal	(55,816)	(1.84)	7,675	0.25	(209,896)	(6.94)	88,666	2.94
Tax impact(8)	13,396	0.44	(1,842)	(0.06)	50,375	1.67	(3,232)	(0.11)
Total adjustments	(42,420)	(1.40)	5,833	0.19	(159,521)	(5.27)	85,434	2.83
Adjusted net income and adjusted earnings per share (non-GAAP)	$46,926	$1.55	$41,252	$1.37	$100,733	$3.33	$85,257	$2.83

Weighted average shares outstanding—Diluted for Adjusted earnings per share(2)		30,244		30,057		30,243		30,123
See notes on page 46.

Adjusted EBITDA

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Net income	$89,346	$35,419	$260,254	$75,021
Interest expense	13,665	21,909	32,228	44,683
Income tax expense	24,983	12,213	79,911	23,614
Depreciation and amortization	22,372	20,429	44,199	40,750
Adjustments:
Restructuring charges(3)	—	—	3,827	—
Retirement and other severance expense(4)	—	1,888	—	1,888
Executive retiree long-term incentive program(6)	—	—	2,185	—
AVAIL JV equity in earnings adjustment(7)	(61,639)	—	(227,465)	—
Adjusted EBITDA (non-GAAP)	$88,727	$91,858	$195,139	$185,956

See notes on page 46.

Adjusted EBITDA by Segment

A reconciliation of Adjusted EBITDA by segment to net income is as follows (in thousands):

	Three Months Ended August 31, 2025
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$51,708	$36,521	$59,319	$(58,202)	$89,346
Interest expense	—	—	—	13,665	13,665
Income tax expense	—	—	—	24,983	24,983
Depreciation and amortization	6,830	9,424	—	6,118	22,372
Adjustments:
AVAIL JV equity in earnings adjustment(7)	—	—	(61,639)	—	(61,639)
Adjusted EBITDA (non-GAAP)	$58,538	$45,945	$(2,320)	$(13,436)	$88,727

See notes on page 46.

	Three Months Ended August 31, 2024
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$47,681	$42,530	$1,469	$(56,261)	$35,419
Interest expense	—	—	—	21,909	21,909
Income tax expense	—	—	—	12,213	12,213
Depreciation and amortization	6,685	7,639	—	6,105	20,429
Adjustments:
Retirement and other severance expense(4)	—	—	—	1,888	1,888
Adjusted EBITDA (non-GAAP)	$54,366	$50,169	$1,469	$(14,146)	$91,858

See notes on page 46.

	Six Months Ended August 31, 2025
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$102,378	$75,875	$232,762	$(150,761)	$260,254
Interest expense	—	—	—	32,228	32,228
Income tax expense	—	—	—	79,911	79,911
Depreciation and amortization	13,490	18,546	—	12,163	44,199
Adjustments:
Restructuring charges(3)	3,827	—	—	—	3,827
Executive retiree long-term incentive program(6)	358	—	—	1,827	2,185
AVAIL JV equity in earnings adjustment(7)	—	—	(227,465)	—	(227,465)
Adjusted EBITDA (non-GAAP)	$120,053	$94,421	$5,297	$(24,632)	$195,139

See notes on page 46.

	Six Months Ended August 31, 2024
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$95,670	$82,623	$5,264	$(108,536)	$75,021
Interest expense	—	—	—	44,683	44,683
Income tax expense	—	—	—	23,614	23,614
Depreciation and amortization	13,341	15,232	—	12,177	40,750
Adjustments:
Retirement and other severance expense(4)	—	—	—	1,888	1,888
Adjusted EBITDA (non-GAAP)	$109,011	$97,855	$5,264	$(26,174)	$185,956

See notes on page 46.

Debt Leverage Ratio Reconciliation

	Trailing Twelve Months Ended
	August 31, 2025	February 28, 2025
Gross debt	$609,875	$900,250
Less: Cash per bank statement	(5,417)	(12,670)
Add: Finance lease liability	11,914	6,647
Consolidated indebtedness	$616,372	$894,227

Net income	$314,067	$128,833
Depreciation and amortization	85,653	82,205
Interest expense	68,827	81,282
Income tax expense	98,147	41,850
EBITDA	566,694	334,170
Cash items(9)	20,352	15,325
Non-cash items(10)	14,544	12,161
Equity in earnings, net of distributions	(236,317)	(3,598)
Adjusted EBITDA per Credit Agreement	$365,273	$358,058

Net leverage ratio	1.7x	2.5x

(1)	Earnings per share amounts included in the "Adjusted Net Income and Adjusted Earnings Per Share" table above may not sum due to rounding differences.
(2)
For the six months ended August 31, 2024, diluted earnings per share is based on weighted average shares outstanding of 28,294, as the Series A Preferred Stock that was redeemed May 9, 2024 is anti-dilutive for this calculation. The calculation of adjusted diluted earnings per share is based on weighted average shares outstanding of 30,123, as the Series A Preferred Stock is dilutive to adjusted diluted earnings per share. Adjusted net income for adjusted earnings per share also includes the addback of Series A Preferred Stock dividends for the period noted above. For further information regarding the calculation of earnings per share, see "Item 1. Financial Statements—Note 4."

(3)	Includes restructuring charges related to the closure of two surface technology facilities in our Metal Coatings segment. See "Item 1. Financial Statements—Note 18."
(4)	Related to retention and transition of certain executive management employees.
(5)	On May 9, 2024, we redeemed AZZ's Series A Preferred Stock. The redemption premium represents the difference between the redemption amount paid and the book value of the Series A Preferred Stock.
(6)
During the six months ended August 31, 2025, we recognized additional stock-based compensation expense of $2.2 million upon the adoption of the Executive Retiree Long-term Incentive Program. For further information regarding the adoption of the ERP, see "Item 1. Financial Statements—Note 16."

(7)
During the first quarter of fiscal 2026, AVAIL completed the sale of the Electrical Products Group ("EPG") to nVent Electric plc. The three and six months ended August 31, 2025 includes $61.6 million and $227.5 million, which represents the gain related to the sale of the EPG, partially offset by the recognition of an impairment loss on the AVAIL JV. For further information, see "Item 1. Financial Statements—Note 8."

(8)	The non-GAAP effective tax rate for each of the periods presented is estimated at 24.0%.
(9)	Cash items include certain legal settlements, accruals, and retirement and other severance expenses, and restructuring charges associated with the Metal Coatings segment.
(10)	Non-cash items include stock-based compensation expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk disclosures during the three and six months ended August 31, 2025. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended February 28, 2025.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
AZZ and its subsidiaries are named defendants and plaintiffs in various routine lawsuits incidental to our business. These proceedings include labor and employment claims, various commercial disputes, worker’s compensation and environmental matters, all arising in the normal course of business. As discovery progresses on all outstanding legal matters, we continuously evaluate opportunities to either mediate the cases or settle the disputes for nuisance value or the cost of litigation as a way to resolve the disputes prior to trial. As the pending cases progress through additional discovery and potential mediation, our assessment of the likelihood of a favorable or an unfavorable outcome on the pending lawsuits may change. The actual outcome of these lawsuits or other proceedings cannot be predicted with any certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other matters cannot be predicted at this time. Therefore, management, after consultation with legal counsel believes it has strong claims or defenses to all of its legal matters and does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or cash flows. For further discussion of the Company's legal proceedings, see "Part 1. Item 1. Financial Statements—Note 19."
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
During the six months ended August 31, 2025 and 2024, we did not repurchase shares of common stock under the 2020 Share Authorization. As of August 31, 2025, there was $53.2 million remaining to repurchase shares under the 2020 Authorization.

Item 5. Other Information.
Rule 10b5-1 trading arrangement
During the three months ended August 31, 2025, one of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.
On August 14, 2025, the Company’s Chief Legal Officer and Secretary, Tara D. Mackey, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of an aggregate of up to 8,281 shares of the Company’s common stock acquired upon the vesting of restricted stock units and performance stock units previously awarded to Ms. Mackey under the terms of the Company’s 2014 Long-Term Incentive Plan. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The first date that sales of any shares are permitted to be sold under the trading arrangement is November 13, 2025, and subsequent sales under the trading arrangement may occur from time to time for the term of the trading arrangement which expires on August 15, 2027, or earlier if all transactions under the trading arrangement are completed prior to such date.

Item 6. Exhibits

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

10.1
Sixth Amendment to Credit Agreement, dated as of August 5, 2025, by and among AZZ Inc., the Guarantors, the Lenders, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 5, 2025.)

10.2
Receivables Transfer, dated as of July 10, 2025, by and among The Various Entities Listed on Schedule I (as Originators), Arbor-Crowley, LLC (as Mater Services) and AZZ SPE LLC (as Transferee) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2025).

10.3
Receivables Contribution Agreement, dated as of July 10, 2025, by and among AZZ SPE LLC (as Contributor), Arbor-Crowley, LLC (as Master Services), and AZZ SPE-LLC (as Company) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2025).

10.4
Credit and Security Agreement, dated as of July 10, 2025, among AZZ SPE-1 (as Borrower), Arbor-Crowley, (as the Mater Services), the Lenders from Time to Time Party Hereto, and Wells Fargo Bank, National Association (as Administrative Agent) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2025).

10.5	Performance Undertaking, dated as of July 10, 2025 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2025).

10.6	Pledge Agreement, dated as of July 10, 2025 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2025).

10.7	Guaranty Agreement, dated as of July 10, 2025 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2025).

31.1+	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (embedded with the Inline XBRL document).

+ Indicates filed herewith.
++ Indicates furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZ Inc. (Registrant)

Date:	October 8, 2025	By:	/s/ Jason Crawford
Jason Crawford Senior Vice President, Chief Financial Officer and Principal Accounting Officer