Form 10-Q
period 2025-11-30
AZZ INC
filed 2026-01-07
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of January 2, 2026, the registrant had outstanding 29,855,666 shares of common stock; $1.00 par value per share.

PART I. FINANCIAL INFORMATION
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	November 30, 2025	February 28, 2025
Assets
Current assets:
Cash and cash equivalents	$623	$1,488
Trade accounts receivable, net of allowance for credit losses of $369 and $419 at November 30, 2025 and February 28, 2025, respectively	148,318	135,149
Other receivables	24,925	12,932
Inventories	107,477	112,313
Contract assets	110,409	106,507
Prepaid expenses and other	9,011	7,055
Total current assets	400,763	375,444
Property, plant and equipment, net	604,091	592,941
Right-of-use assets	30,940	25,951
Goodwill	713,998	703,863
Deferred tax assets	4,004	3,620
Intangible assets, net	415,288	421,850
Investment in AVAIL joint venture	58,570	99,379
Other assets	3,253	4,053
Total assets	$2,230,907	$2,227,101
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$117,183	$106,471
Income taxes payable	12,458	602
Accrued salaries and wages	31,658	37,742
Other accrued liabilities	71,219	68,428
Lease liability, short-term	9,501	7,749
Total current liabilities	242,019	220,992
Long-term debt, net	534,746	852,365
Lease liability, long-term	22,362	19,012
Deferred tax liabilities	68,065	42,819
Other long-term liabilities	44,467	46,418
Total liabilities	911,659	1,181,606
Commitments and contingencies (Note 19)
Shareholders' equity:
Common stock, $1 par value; 100,000 shares authorized; 29,856 and 29,913 shares issued and outstanding at November 30, 2025 and February 28, 2025, respectively	29,856	29,913
Capital in excess of par value	426,800	418,004
Retained earnings	873,589	609,158
Accumulated other comprehensive loss	(10,997)	(11,580)
Total shareholders' equity	1,319,248	1,045,495
Total liabilities and shareholders' equity	$2,230,907	$2,227,101

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and dividend amounts)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Sales	$425,746	$403,654	$1,264,983	$1,225,869
Cost of sales	323,805	305,876	957,620	921,907
Gross margin	101,941	97,778	307,363	303,962

Selling, general and administrative	32,462	39,243	99,874	108,032
Operating income	69,479	58,535	207,489	195,930

Interest expense, net	(12,206)	(19,223)	(44,434)	(63,906)
Equity in earnings (loss) of unconsolidated subsidiaries	(1,437)	7,168	231,431	12,470
Other income (expense), net	(276)	(763)	1,239	(142)
Income before income taxes	55,560	45,717	395,725	144,352
Income tax expense	14,485	12,114	94,396	35,728
Net income	41,075	33,603	301,329	108,624
Series A Preferred Stock Dividends	—	—	—	(1,200)
Redemption premium on Series A Preferred Stock	—	—	—	(75,198)
Net income available to common shareholders	$41,075	$33,603	$301,329	$32,226

Basic earnings per common share	$1.37	$1.12	$10.05	$1.12
Diluted earnings per common share	$1.36	$1.12	$9.97	$1.11

Weighted average shares outstanding—Basic	29,963	29,879	29,983	28,819
Weighted average shares outstanding—Diluted	30,198	30,118	30,231	29,076

Cash dividends declared per common share	$0.20	$0.17	$0.57	$0.51
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Net income available to common shareholders	$41,075	$33,603	$301,329	$32,226
Other comprehensive income (loss):
Foreign currency translation adjustments:
Unrealized translation gain (loss)	(1,033)	(1,943)	1,131	(1,504)
Unrealized translation gain (loss) for unconsolidated subsidiary, net of tax(1)	(158)	(730)	738	(1,261)
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized gain (loss) on interest rate swap, net of tax(2)	83	1,037	(792)	194
Amounts reclassified from accumulated other comprehensive income to earnings, net of tax(3)	(215)	(663)	(505)	(2,876)
Unrealized gain (loss) on interest rate swap, net of tax for unconsolidated subsidiary(4)	—	(188)	11	(41)
Other comprehensive income (loss)	(1,323)	(2,487)	583	(5,488)
Comprehensive income	$39,752	$31,116	$301,912	$26,738

(1)
Unrealized translation gain (loss) for unconsolidated subsidiary is related to our unconsolidated investment in the AVAIL JV and represents our 40% interest in this amount. Net of tax benefit of $(54) and ($227) for the three months ended November 30, 2025 and November 30, 2024, respectively. Net of tax expense (benefit) of $228 and ($438) for the nine months ended November 30, 2025 and November 30, 2024, respectively.

(2)
Net of tax expense of $31 and $327 for the three months ended November 30, 2025 and November 30, 2024, respectively. Net of tax benefit of ($240) and ($15) for the nine months ended November 30, 2025 and November 30, 2024, respectively.

(3)
Net of tax benefit of ($67) and ($209) for the three months ended November 30, 2025 and November 30, 2024, respectively. Net of tax benefit of ($160) and ($908) for the nine months ended November 30, 2025 and November 30, 2024, respectively. See Note 9.

(4)
Unrealized gain (loss) on interest rate swap, net of tax for unconsolidated subsidiary is related to our unconsolidated investment in the AVAIL JV and represents our 40% interest in this amount. Net of tax benefit of $0 and ($59) for the three months ended November 30, 2025 and November 30, 2024, respectively. Net of tax expense (benefit) of $5 and ($13) for the nine months ended November 30, 2025 and November 30, 2024, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended November 30,
	2025	2024
Cash flows from operating activities
Net income available to common shareholders	$301,329	$32,226
Plus: Dividends on Series A Preferred Stock	—	1,200
Plus: Redemption premium on Series A Preferred Stock	—	75,198
Net income	301,329	108,624
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	109	(66)
Depreciation and amortization	66,976	61,383
Deferred income taxes	25,015	7,421
Equity in earnings of unconsolidated entities	(231,431)	(12,470)
Distribution on investment in AVAIL joint venture	273,223	6,764
Restructuring charges	3,744	—
Net gain on sale of property, plant and equipment	(2,613)	(397)
Amortization of debt financing costs	9,716	9,359
Share-based compensation expense	11,899	11,244
Changes in current assets and current liabilities	537	2,909
Changes in other long-term assets and long-term liabilities	(5,632)	(9,174)
Net cash provided by operating activities	452,872	185,597
Cash flows from investing activities
Purchase of property, plant and equipment	(58,722)	(85,942)
Acquisition of subsidiaries, net of cash acquired	(30,144)	—
Proceeds from sale of property, plant and equipment	3,878	842
Net cash used in investing activities	(84,988)	(85,100)
Cash flows from financing activities
Proceeds from issuance of common stock	2,056	310,237
Redemption of Series A Preferred Stock	—	(308,920)
Tax payments related to common stock issued under stock-based plans	(5,015)	(4,977)
Proceeds from Revolving Credit Facility	591,000	271,000
Payments on Revolving Credit Facility	(571,000)	(261,000)
Proceeds from Receivables Securitization Facility	150,000	—
Payments of debt financing costs	(1,178)	(1,541)
Payments on long-term debt and finance leases	(497,091)	(90,689)
Repurchase and retirement of treasury stock	(20,000)	—
Payments of dividends	(17,099)	(18,022)
Net cash used in financing activities	(368,327)	(103,912)
Effect of exchange rate changes on cash	(422)	550
Net decrease in cash and cash equivalents	(865)	(2,865)
Cash and cash equivalents at beginning of period	1,488	4,349
Cash and cash equivalents at end of period	$623	$1,484

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended November 30, 2025
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at August 31, 2025	30,057	$30,057	$424,333	$858,315	$(9,674)	$1,303,031
Share-based compensation	—	—	2,467	—	—	2,467
Repurchase and retirement of treasury shares	(201)	(201)	—	(19,799)	—	(20,000)
Cash dividends paid on common stock	—	—	—	(6,002)	—	(6,002)
Net income	—	—	—	41,075	—	41,075
Other comprehensive income (loss)	—	—	—	—	(1,323)	(1,323)
Balance at November 30, 2025	29,856	$29,856	$426,800	$873,589	$(10,997)	$1,319,248

	Nine Months Ended November 30, 2025
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at February 28, 2025	29,913	$29,913	$418,004	$609,158	$(11,580)	$1,045,495
Share-based compensation	—	—	11,891	—	—	11,891
Common stock issued under stock-based plans and related tax expense	109	109	(5,116)	—	—	(5,007)
Common stock issued under employee stock purchase plan	35	35	2,021	—	—	2,056
Repurchase and retirement of treasury shares	(201)	(201)	—	(19,799)	—	(20,000)
Cash dividends paid on common stock	—	—	—	(17,099)	—	(17,099)
Net income	—	—	—	301,329	—	301,329
Other comprehensive income (loss)	—	—	—	—	583	583
Balance at November 30, 2025	29,856	$29,856	$426,800	$873,589	$(10,997)	$1,319,248

	Three Months Ended November 30, 2024
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at August 31, 2024	29,877	$29,877	$411,263	$565,511	$(6,895)	$999,756
Share-based compensation	—	—	3,796	—	—	3,796
Cash dividends paid on common stock	—	—	—	(5,080)	—	(5,080)
Net income	—	—	—	33,603	—	33,603
Other comprehensive income (loss)	—	—	—	—	(2,487)	(2,487)
Balance at November 30, 2024	29,877	$29,877	$415,059	$594,034	$(9,382)	$1,029,588

	Nine Months Ended November 30, 2024
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at February 29, 2024	25,102	$25,102	$103,330	$576,231	$(3,894)	$700,769
Share-based compensation	—	—	11,234	—	—	11,234
Common stock issued under stock-based plans and related tax expense	132	132	(5,099)	—	—	(4,967)
Common stock issued under employee stock purchase plan	43	43	1,526	—	—	1,569
Secondary public offering and issuance of additional common stock	4,600	4,600	304,068	—	—	308,668
Dividends on Series A Preferred Stock	—	—	—	(1,200)	—	(1,200)
Cash dividends paid on common stock	—	—	—	(14,423)	—	(14,423)
Redemption premium on Series A Preferred Stock	—	—	—	(75,198)	—	(75,198)
Net income	—	—	—	108,624	—	108,624
Other comprehensive income (loss)	—	—	—	—	(5,488)	(5,488)
Balance at November 30, 2024	29,877	$29,877	$415,059	$594,034	$(9,382)	$1,029,588

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of November 30, 2025, and the results of its operations and cash flows for the three and nine months ended November 30, 2025 and 2024. The interim results reported herein are not necessarily indicative of results for a full year.
Accounting Pronouncements Not Yet Adopted
In September 2025, the FASB issued ASU No. 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06") which updates the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software (referred to as "internal-use software"). ASU 2025-06 will be effective for annual periods beginning after December 15, 2027 and interim reporting periods within those annual periods. We expect to adopt ASU 2025-06 for the interim period ending May 31, 2028, and we are currently evaluating the impact of ASU 2025-06 on our consolidated financial statements.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which expands disclosures about a public entity's expenses, including inventory, employee compensation, depreciation,

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

intangible asset amortization, selling expenses and other expense categories. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Clarifying the Effective Date ("ASU 2025-01"), which clarifies the effective date of ASU 2024-03 for companies with a non-calendar year end. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We do not expect the adoption of ASU 2024-03 or ASU 2025-01 to affect our financial position or our results of operations, but ASU 2024-03 will result in additional disclosures for our annual reporting period ending February 29, 2028, and interim reporting periods beginning in fiscal 2029.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which expands disclosures in an entity's income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024. We expect to adopt ASU 2023-09 for the annual period ending February 28, 2026, and the adoption will not affect our financial position or our results of operations, but will result in additional disclosures.
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
The allocation of purchase price to the identifiable assets acquired and liabilities assumed for this acquisition is preliminary and subject to revisions during the measurement period, up to one year from the date the acquisition closed. These determinations include the use of estimates based on information that was available at the time these unaudited condensed consolidated financial statements were prepared. During the third quarter of fiscal 2026, we made purchase price allocation adjustments that increased the fair value of identifiable intangible assets by $1.3 million and a corresponding decrease of $1.3 million to goodwill. We believe that the estimates used are reasonable; however, the estimates are subject to change as additional information becomes available.
Intangible assets subject to amortization from the acquisition consist of customer relationships. The total weighted-average amortization period for these assets is 15 years, and the assets have no residual value.
The following table summarizes the preliminary fair values of the allocation of assets acquired and liabilities assumed, in aggregate, related to the Canton Galvanizing acquisition, as of the date of the acquisition (in thousands):

July 1, 2025
Assets
Accounts receivable	$1,474
Inventories	1,049
Property, plant and equipment	4,759
Goodwill	9,566
Intangibles and other assets	13,810
Total fair value of assets acquired	$30,658
Liabilities
Accounts payable	(237)
Other accrued liabilities	(277)
Total fair value of liabilities assumed	$(514)
Total purchase price, net of cash acquired	$30,144

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Inventories
The following table summarizes the components of inventory (in thousands):

	As of
	November 30, 2025	February 28, 2025
Raw material	$105,059	$110,005
Work in process	793	518
Finished goods	1,625	1,790
Total inventories	$107,477	$112,313

Our inventory reserves were $3.2 million and $3.9 million as of November 30, 2025 and February 28, 2025, respectively. Inventory cost is determined principally using the first-in-first-out (FIFO) method for the AZZ Metal Coatings segment and the specific identification method for the Precoat Metals segment.
4. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Numerator:
Net income	$41,075	$33,603	$301,329	$108,624
Series A Preferred Stock Dividends	—	—	—	(1,200)
Redemption premium on Series A Preferred Stock	—	—	—	(75,198)
Numerator for diluted earnings per share—net income available to common shareholders	$41,075	$33,603	$301,329	$32,226
Denominator:
Weighted average shares outstanding for basic earnings per share	29,963	29,879	29,983	28,819
Effect of dilutive securities:
Employee and director stock awards	235	239	248	257
Denominator for diluted earnings per share	30,198	30,118	30,231	29,076

Basic earnings per common share	$1.37	$1.12	$10.05	$1.12
Diluted earnings per common share	$1.36	$1.12	$9.97	$1.11

For the three months ended November 30, 2025 and 2024, 13.5 thousand and 34.8 thousand shares, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the nine months ended November 30, 2025 and 2024, 21.1 thousand and 56.1 thousand shares, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. These shares could be dilutive in future periods. For the nine months ended November 30, 2024, all shares related to the Series A Preferred Stock (1.0 million weighted average shares) were excluded from the computation of diluted earnings per share, as their effect would be anti-dilutive.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Disaggregated Sales
The following table presents disaggregated sales by customer industry (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Sales:
Construction	$240,228	$233,653	$707,961	$695,344
Industrial	37,906	37,551	112,636	114,318
Consumer	32,736	29,464	96,641	94,633
Transportation	35,139	35,047	105,493	109,959
Utilities	39,860	29,599	114,381	88,944
Other(1)	39,877	38,340	127,871	122,671
Total sales	$425,746	$403,654	$1,264,983	$1,225,869

(1)	Other includes less significant markets, such as non-construction agriculture, recreation, petro-chem, AZZ Tubular products and sales from recycling and other miscellaneous customer industries.
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
The increases in contract assets and contract liabilities during the nine months ended November 30, 2025 were primarily due to normal timing differences between AZZ's performance and invoicing. As of November 30, 2025 and February 28, 2025, the balance for contract assets was $110.4 million and $106.5 million, respectively, primarily related to the AZZ Precoat Metals segment. The increase was primarily due to the timing differences noted above. Contract liabilities of $0.7 million and $0.5 million as of November 30, 2025 and February 28, 2025, respectively, are included in "Other accrued liabilities" in the consolidated balance sheets. During the nine months ended November 30, 2025, we recognized $0.5 million of revenue for amounts that were included in contract liabilities as of February 28, 2025.
As of November 30, 2024 and February 29, 2024, the balance for contract assets was $99.2 million and $79.3 million, respectively, primarily related to the AZZ Precoat Metals segment. Contract liabilities were $0.7 million and $1.0 million as of November 30, 2024 and February 29, 2024, respectively.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Supplemental Cash Flow Information
To arrive at net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Nine Months Ended November 30,
	2025	2024
Decrease (increase) in current assets:
Accounts receivable, net	$(11,707)	$2,297
Other receivables	(11,946)	(12,966)
Inventories	6,004	2,775
Contract assets	(3,898)	(19,833)
Prepaid expenses and other	(2,021)	(2,910)
Increase (decrease) in current liabilities:
Accounts payable	13,720	13,632
Income taxes payable	11,856	2,551
Accrued expenses	(1,471)	17,363
Changes in current assets and current liabilities	$537	$2,909

Cash flows related to interest and income taxes were as follows (in thousands):

	Nine Months Ended November 30,
	2025	2024
Cash paid for interest	$34,249	$59,258
Cash paid for income taxes	52,788	22,277
Supplemental disclosures of non-cash investing and financing activities were as follows (in thousands):

	Nine Months Ended November 30,
	2025	2024
Accruals for capital expenditures	$2,035	$5,137

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
AZZ Infrastructure Solutions — consists of the equity in earnings of our 40% investment in the AVAIL JV, as well as other expenses directly related to AIS receivables and liabilities that were retained following the divestiture of the AIS business. The AVAIL JV is a global provider of application-critical equipment, highly engineered technologies, and specialized services to the power generation, transmission, distribution, oil and gas, and industrial markets. See Note 8 for a description of AVAIL's sale of its Electrical Products Group during the nine months ended November 30, 2025.
The following tables contain operating segment data for the three and nine months ended November 30, 2025 and 2024 by segment, for the Company's corporate operations and on a consolidated basis (in thousands):

	Three Months Ended November 30, 2025
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$194,998	$230,748	$—	$—	$425,746
Cost of sales	136,873	186,932	—	—	323,805
Gross margin	58,125	43,816	—	—	101,941

Selling, general and administrative	6,038	7,932	21	18,471	32,462
Operating income (loss)	52,087	35,884	(21)	(18,471)	69,479

Interest expense	—	—	—	(12,206)	(12,206)
Equity in earnings of unconsolidated subsidiaries	—	—	(1,437)	—	(1,437)
Other income (expense)	15	—	—	(291)	(276)
Income (loss) before income tax	$52,102	$35,884	$(1,458)	(30,968)	55,560
Income tax expense				14,485	14,485
Net income (loss)				$(45,453)	$41,075

Depreciation and amortization	$7,070	$9,617	$—	$6,090	$22,777
See notes below tables.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended November 30, 2025
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$572,197	$692,786	$—	$—	$1,264,983
Cost of sales(3)	400,151	557,469	—	—	957,620
Gross margin	172,046	135,317	—	—	307,363

Selling, general and administrative(4)	17,521	23,559	126	58,668	99,874
Operating income (loss)	154,525	111,758	(126)	(58,668)	207,489

Interest expense	—	—	—	(44,434)	(44,434)
Equity in earnings of unconsolidated subsidiaries(5)	—	—	231,431	—	231,431
Other income (expense)	(46)	—	—	1,285	1,239
Income (loss) before income tax	$154,479	$111,758	$231,305	(101,817)	395,725
Income tax expense				94,396	94,396
Net income (loss)				$(196,213)	$301,329

Depreciation and amortization	$20,560	$28,163	$—	$18,253	$66,976
See notes below tables.

	Three Months Ended November 30, 2024
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$168,599	$235,055	$—	$—	$403,654
Cost of sales	116,542	189,334	—	—	305,876
Gross margin	52,057	45,721	—	—	97,778

Selling, general and administrative	5,684	8,641	29	24,889	39,243
Operating income (loss)	46,373	37,080	(29)	(24,889)	58,535

Interest expense	—	—	—	(19,223)	(19,223)
Equity in earnings of unconsolidated subsidiaries	—	—	7,168	—	7,168
Other income (expense)	116	—	—	(879)	(763)
Income (loss) before income tax	$46,489	$37,080	$7,139	(44,991)	45,717
Income tax expense				12,114	12,114
Net income (loss)				$(57,105)	$33,603

Depreciation and amortization	$6,614	$7,903	$—	$6,116	$20,633
See notes below tables.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended November 30, 2024
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$516,750	$709,119	$—	$—	$1,225,869
Cost of sales	357,471	564,436	—	—	921,907
Gross margin	159,279	144,683	—	—	303,962

Selling, general and administrative	17,286	24,980	67	65,699	108,032
Operating income (loss)	141,993	119,703	(67)	(65,699)	195,930

Interest expense	—	—	—	(63,906)	(63,906)
Equity in earnings of unconsolidated subsidiaries	—	—	12,470	—	12,470
Other income (expense)	165	—	—	(307)	(142)
Income (loss) before income tax	$142,158	$119,703	$12,403	(129,912)	144,352
Income tax expense				35,728	35,728
Net income (loss)				$(165,640)	$108,624

Depreciation and amortization	$19,955	$23,134	$—	$18,294	$61,383

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
(4)
Includes stock-based compensation expense recognized upon the adoption of the Executive Retiree LTI Program of $2.2 million, of which $0.4 million and $1.8 million are included in Metal Coatings and Corporate, respectively. See Note 16.

(5)
During the first quarter of fiscal 2026, AVAIL completed the sale of the Electrical Products Group ("EPG") to nVent Electric plc. The three months ended November 30, 2025 includes an adjustment to the gain related to the sale of the EPG of $(0.6) million. The nine months ended November 30, 2025 includes $226.8 million, which represents the gain related to the sale of the EPG, offset by the recognition of an impairment loss on the AVAIL JV and an adjustment related to a change in AVAIL's transfer pricing policy. See Note 8.

Asset balances by operating segment were as follows (in thousands):

	As of
Assets:	November 30, 2025	February 28, 2025
Metal Coatings	$596,743	$555,095
Precoat Metals	1,557,397	1,548,377
Infrastructure Solutions - Investment in Joint Venture(1)	58,570	99,379
Corporate	18,197	24,250
Total assets	$2,230,907	$2,227,101

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

	Three Months Ended November 30,		Nine Months Ended November 30,
Sales:	2025	2024	2025	2024
United States	$413,214	$392,503	$1,228,606	$1,194,212
Canada	12,532	11,151	36,377	31,657
Total sales	$425,746	$403,654	$1,264,983	$1,225,869

	As of
	November 30, 2025	February 28, 2025
Property, plant and equipment, net:
United States	$584,963	$574,332
Canada	19,128	18,609
Total property, plant and equipment, net	$604,091	$592,941

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
During the first quarter of fiscal 2026, we received a distribution of cash from the AVAIL JV of $273.2 million, which exceeded our investment in the AVAIL JV of $107.4 million. Since we are not liable for the obligations of the AVAIL JV nor otherwise committed to provide financial support, after reducing our investment in the AVAIL JV to zero, we recognized $165.8 million as a gain during the first quarter of fiscal 2026. Due to the timing of the receipt of cash and the recognition of equity in earnings, we suspended the recognition of equity in earnings of the AVAIL JV as of May 31, 2025, until our proportionate share of earnings exceeded the excess distribution previously recognized in earnings. During the second quarter of fiscal 2026, we recognized the equity in earnings from AVAIL related to our proportionate share of the gain on the sale of the Electrical Products Group. The equity in earnings was in excess of the amount we recorded in the first quarter of fiscal 2026. Therefore, we resumed the recognition of equity in earnings of the AVAIL JV in the second quarter of fiscal 2026.
Following the recognition of our proportionate share of the gain on the sale of the Electrical Products Group and equity in earnings during the second quarter of fiscal 2026, management identified events and circumstances indicating that the fair value of the Company's investment in the AVAIL JV may have fallen below its carrying value on an other-than-temporary basis. These indicators arose principally from the significant business divestiture by AVAIL and a corresponding reduction in AVAIL's projected future earnings. In response, management performed a recoverability analysis of our investment in the AVAIL JV. Management estimated the fair value of our 40% interest in the AVAIL JV and concluded that the decline in fair value was other-than-temporary. Accordingly, we recorded an impairment charge of $45.9 million during the second quarter of fiscal 2026 to write down the carrying value of our investment in the AVAIL JV. After recognizing the impairment loss, management believes the carrying value of the investment in the AVAIL JV is recoverable based on AVAIL's current financial position. We will continue to monitor the AVAIL JV for any indicators of impairment, and if further declines in the fair value occur and are deemed other-than-temporary, additional write-downs will be recorded.
As of November 30, 2025, our investment in the AVAIL JV was $58.6 million. For the nine months ended November 30, 2025, we recorded $231.4 million in equity in earnings, which consists of 1) $2.8 million of equity in earnings

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

from the AVAIL JV's operations for the nine months ended November 30, 2025, 2) $274.5 million of a net gain from the sale of the Electrical Products Group recognized during the second quarter of fiscal 2026, offset by 3) an impairment loss of $45.9 million on the AVAIL JV recognized during the second quarter of fiscal 2026.
The following tables summarize balance sheet and income statement information for the AVAIL JV:

Summarized Balance Sheet
	As of
	November 30, 2025(1)	February 28, 2025(1)
Current assets	$255,145	$300,404
Long-term assets	75,771	194,528
Total assets	$330,916	$494,932

Current liabilities	$82,755	$155,585
Long-term liabilities	20,004	134,517
Total liabilities	102,759	290,102
Total partners' capital	228,157	204,830
Total liabilities and partners' capital	$330,916	$494,932

Summarized Operating Data
	Three Months Ended November 30,		Nine Months Ended November 30,
	2025(1)	2024(1)	2025(1)	2024(1)
Sales	$34,137	$150,998	$245,840	$400,298
Gross profit	5,283	42,842	57,736	101,928
Income (loss) before income taxes	(6,279)	19,826	704,907	30,025
Net income (loss)	(6,055)	21,015	704,702	32,036

(1)
We report our equity in earnings on a one-month lag basis; therefore, amounts in the summarized financials above are as of and for the three and nine months ended October 31, 2025 and 2024 and as of January 31, 2025. Amounts in the table above exclude certain adjustments made by us to record equity in earnings of the AVAIL JV under U.S GAAP for public companies, primarily to reverse the amortization of goodwill. AVAIL's net income for nine months ended October 31, 2025 includes a gain on the sale of Electrical Products Group of $697.5 million. Our proportionate share of the gain includes an adjustment for the previous reversal of the amortization of goodwill related to the Electrical Products Group.

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
We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap agreements to convert a portion of our variable-rate debt to a fixed rate. On September 27, 2022, we entered into a fixed-rate interest rate swap agreement, which was subsequently amended on October 7, 2022 (the "2022 Swap"). The 2022 Swap was terminated on June 30, 2025. During the nine months ended November 30, 2025, we reclassified $0.1 million before income tax, or $0.07 million net of tax, from other comprehensive income to earnings related to the terminated 2022 Swap.
Simultaneous to the termination of the 2022 Swap, we entered into a new fixed-rate interest rate swap agreement on June 30, 2025 (the "2025 Swap"). The 2025 Swap converts the SOFR-based component of the interest rate to 3.759%. As of November 30, 2025, the 2025 Swap resulted in a total fixed rate of 5.509%. The 2025 Swap had an initial notional amount of $290.0 million and a maturity date of June 30, 2027. The objective of the 2025 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2025 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2025 Swap are recognized in interest expense.
At November 30, 2025, changes in fair value attributable to the effective portion of the 2025 Swap were included on the consolidated balance sheets in "Accumulated other comprehensive loss." For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on our consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value, to the extent effective, recognized in accumulated other comprehensive income (loss) until reclassified into earnings when the interest expense on the underlying debt is reflected in earnings. The portion of a cash flow hedge that does not offset the change in the fair value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. During the nine months ended November 30, 2025, we reclassified $0.6 million before income tax, or $0.4 million net of tax, from other comprehensive income to earnings.
10. Debt
Our long-term debt instruments and balances outstanding for each of the periods presented (in thousands):

	As of
	November 30, 2025	February 28, 2025
Revolving Credit Facility	$50,000	$30,000
Term Loan B	374,875	870,250
Receivables Securitization Facility	150,000	—
Total debt, gross	574,875	900,250
Unamortized debt issuance costs	(40,129)	(47,885)
Long-term debt, net	$534,746	$852,365
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
The 2022 Credit Agreement includes the following significant terms:
i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company; as of November 30, 2025, the outstanding balance of the Term Loan B was $374.9 million;
ii.provides for a maximum senior secured Revolving Credit Facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 13, 2027;
iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;
iv.borrowings under the Term Loan B bear an interest rate of Secured Overnight Financing Rate ("SOFR") plus 1.75% and the Revolving Credit Facility bears a leverage-based rate with various tiers between 1.75% and 2.75%; as of November 30, 2025, the interest rate was SOFR plus 1.75%;
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

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Receivables Securitization Facility
On July 10, 2025, we entered into a credit agreement secured by our trade accounts receivable and contract assets (the "Receivables Securitization Facility.") Under this arrangement, we transferred our trade receivables to a special purpose entity ("SPE"), which in turn pledged those receivables as collateral for borrowings under the facility. The transaction does not qualify as a sale under ASC 860, Transfers and Servicing; as a result, the arrangement is accounted for as a secured borrowing.
Accordingly, the receivables transferred to the SPE will remain on our consolidated balance sheet within trade accounts receivable and contract assets, and the Receivables Securitization Facility is included in "Long-term debt, net." The Receivables Securitization Facility has a limit of $150.0 million and is due July 10, 2028. As of November 30, 2025, the total amount of receivables pledged under the facility was $249.9 million, consisting of $141.1 million in trade accounts receivable and $108.8 million in contract assets, with outstanding borrowings of $150.0 million. The interest rate on the Receivables Securitization Facility is one-month SOFR plus 0.95%.
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
The weighted average interest rate for our outstanding debt, including the Revolving Credit Facility, the Term Loan B, and Receivables Securitization Facility was 6.16% and 7.77% for the nine months ended November 30, 2025 and 2024, respectively. We are also obligated to pay a leverage-based commitment fee with various tiers between 0.2% and 0.3% per year for unused amounts under the Revolving Credit Facility. As of November 30, 2025, the commitment fee rate was 0.20%.
Debt Compliance, Outstanding Borrowings and Letters of Credit
Our 2022 Credit Agreement requires us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 4.5. We are also required to maintain certain covenants under the Receivables Securitization Facility. As of November 30, 2025, we were in compliance with all covenants and other requirements set forth in the 2022 Credit Agreement and the Receivables Securitization Facility.
As of November 30, 2025, we had $574.9 million of debt outstanding, with varying maturities through fiscal 2030. We had approximately $336.4 million of additional credit available as of November 30, 2025.
As of November 30, 2025, we had total outstanding letters of credit in the amount of $13.7 million. These letters of credit are issued for a number of reasons but are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.
Other Disclosures
Interest expense is comprised as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Gross interest expense	$12,327	$21,136	$45,325	$68,963
Less: Capitalized interest	(121)	(1,913)	(891)	(5,057)
Interest expense, net	$12,206	$19,223	$44,434	$63,906
Capitalized interest for the three and nine months ended November 30, 2025 and 2024 relates to interest cost on the construction of the greenfield aluminum coil coating facility in Washington, Missouri. The decrease for the three and nine

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

months ended November 30, 2025 compared to the prior year is due to the higher average construction work in process in the prior year, as the new facility was placed in service during the second quarter of fiscal 2026.
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
Interest Rate Swap Agreement
Our derivative instruments consist of the 2025 Swap and the 2022 Swap, both of which are considered Level 2 of the fair value hierarchy. The 2025 Swap and the 2022 Swap are included in "Other long-term liabilities" as of November 30, 2025, and February 28, 2025, in the consolidated balance sheets. The valuations of the 2025 Swap and 2022 Swap are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including swap rates, spread, and/or index levels and interest rate curves. See Note 9 for more information about the 2025 and 2022 Swaps.
Our financial instruments that are measured at fair value on a recurring basis as of November 30, 2025 and February 28, 2025 are as follows (in thousands):

	Carrying Value as of November 30, 2025	Fair Value Measurements Using			Carrying Value as of February 28, 2025	Fair Value Measurements Using
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap Agreement(1)	$2,049	$—	$2,049	$—	$352	$—	$352	$—
Total Liabilities	$2,049				$352

(1)	The fair values at November 30, 2025, and February 28, 2025, are related to the 2025 Swap and the 2022 Swap, respectively.
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
During the nine months ended November 30, 2025, management performed a recoverability analysis on our investment in the AVAIL JV and concluded there was a decline in fair value that was other-than-temporary. Accordingly, we

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recorded a loss on impairment of $45.9 million, which is included in "Equity in earnings of unconsolidated subsidiaries" in the consolidated statements of operations. See Note 8.
Long-Term Debt
The fair values of our long-term debt instruments are estimated based on market values for debt issued with similar characteristics or rates currently available for debt with similar terms. These valuations are Level 2 non-recurring fair value measurements.
The principal amount of our outstanding debt under the 2022 Credit Agreement was $424.9 million and $900.3 million at November 30, 2025 and February 28, 2025, respectively. The estimated fair value of our outstanding debt was $426.5 million and $904.8 million at November 30, 2025, and February 28, 2025, excluding unamortized debt issuance costs. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads. The carrying amount of the Receivables Securitization Facility approximates the fair value.
12. Leases
We are a lessee under various leases for facilities and equipment. As of November 30, 2025, we were the lessee for 128 operating leases and 117 finance leases with terms of 12 months or more. These leases are reflected in "Right-of-use assets," "Lease liability—short-term" and "Lease liability—long-term" in our consolidated balance sheets.
Our leases are primarily for (i) operating facilities, (ii) vehicles and equipment used in operations, (iii) facilities used for back-office functions, (iv) equipment used for back-office functions, and (v) temporary storage. The majority of our vehicle and equipment leases have both a fixed and variable component.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. We have a significant number of short-term leases, including month-to-month agreements. Our short-term lease agreements include expenses incurred hourly, daily, monthly and for other durations of time of one year or less. Our future lease commitments as of November 30, 2025, do not reflect all of our short-term lease commitments.
The following table outlines the classification of right-of-use ("ROU") assets and lease liabilities in the consolidated balance sheets as of November 30, 2025 and February 28, 2025 (in thousands):

		As of
		November 30, 2025	February 28, 2025
Assets	Balance Sheet Classification
Operating right-of-use assets	Right-of-use assets	$17,365	$19,471
Finance right-of-use assets	Right-of-use assets	13,575	6,480
Liabilities
Operating lease liabilities―short-term	Lease liability—short-term	6,377	6,373
Operating lease liabilities―long-term	Lease liability—long-term	11,555	13,741
Finance lease liabilities―short-term	Lease liability—short-term	3,124	1,376
Finance lease liabilities―long-term	Lease liability—long-term	10,807	5,271

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to our leases was as follows (in thousands, except years and percentages):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Operating cash flows from operating leases included in lease liabilities	$1,917	$1,867	$5,650	$5,426
Lease liabilities obtained from new ROU assets—operating leases	1,098	5,345	3,068	5,979
Decrease in ROU assets related to lease terminations	(8)	—	(621)	—
Operating cash flows from finance leases included in lease liabilities	219	86	559	237
Financing cash flows from finance leases included in lease liabilities	713	257	1,751	689
Lease liabilities obtained from new ROU assets—finance leases	2,743	394	9,367	1,813

	As of
	November 30, 2025	February 28, 2025
Weighted-average remaining lease term—operating leases	3.59 years	3.79 years
Weighted-average discount rate—operating leases	5.21%	5.06%
Weighted-average remaining lease term—finance leases	4.21 years	4.57 years
Weighted-average discount rate—finance leases	6.60%	6.86%
The following table outlines the classification of lease expense related to operating and finance leases in the statements of operations (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Operating lease expense:
Cost of sales	$2,142	$1,625	$5,466	$4,546
Selling, general and administrative	419	475	1,504	1,442
Total operating lease expense	2,561	2,100	6,970	5,988
Financing lease expense:
Cost of sales	789	288	1,960	779
Interest expense	219	86	559	237
Total financing lease expense	1,008	374	2,519	1,016
Variable lease expense:
Cost of sales	220	113	684	359
Total variable lease expense	220	113	684	359
Short-term lease expense:
Cost of sales	770	1,627	4,441	4,490
Selling, general and administrative	74	6	77	16
Total short-term lease expense	844	1,633	4,518	4,506
Total lease expense	$4,633	$4,220	$14,691	$11,869

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of November 30, 2025, maturities of our lease liabilities were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2026	$1,891	$987	$2,878
2027	6,465	3,908	10,373
2028	4,439	3,812	8,251
2029	3,732	3,581	7,313
2030	1,719	2,886	4,605
2031	871	711	1,582
Thereafter	524	3	527
Total lease payments	19,641	15,888	35,529
Less imputed interest	(1,709)	(1,957)	(3,666)
Total	$17,932	$13,931	$31,863
We sublease multiple buildings in Columbia, South Carolina to multiple subtenants. The Columbia sublease agreements are by and between AZZ Precoat Metals and multiple subtenants. Sublease income is recognized over the term of the sublease on a straight-line basis and is reported in the consolidated statement of operations as a reduction to "Cost of sales." Sublease income for the three and nine months ended November 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Sublease income	$266	$266	$797	$789
13. Income Taxes
The provision for income taxes reflects an effective tax rate of 26.1% for the three months ended November 30, 2025, compared to 26.5% for the three months ended November 30, 2024. The decrease in the effective tax rate is driven by higher tax deductions for stock compensation, partially offset by an increase in non-deductible research expenses.

The provision for income taxes reflects an effective tax rate of 23.9% for the nine months ended November 30, 2025, compared to 24.8% for the prior year comparable period. The decrease in the effective tax rate is primarily attributable to higher R&D tax credits related to the construction of the new aluminum coil coating facility in Washington, Missouri, which became operational during the first quarter of fiscal 2026.

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
14. Mezzanine Equity
Series A Convertible Preferred Stock
On May 9, 2024, we fully redeemed our 240,000 shares of 6.0% Series A Convertible Preferred Stock for $308.9 million. The payment was calculated as the face value of the Series A Preferred Stock of $240.0 million, multiplied by the Return Factor of 1.4, less dividends paid to date of $27.1 million. The redemption premium of $75.2 million, which was calculated as the difference between the redemption amount and the book value of $233.7 million, was recorded as a deemed dividend, and reduced net income available to common shareholders. The Series A Preferred Stock was redeemed using proceeds from the April 2024 Secondary Public Offering. See Note 15.
Dividends
The Series A Preferred Stock accumulated a 6.0% dividend per annum, or $15.00 per share per quarter. Dividends were payable in cash or in kind, by accreting and increasing the Series A Base Amount ("PIK Dividends"). Dividends were payable on the sum of (i) the aggregate liquidation preference amount of $240.0 million plus (ii) any PIK Dividends. Dividends

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

were accrued daily and paid quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year. Following the calendar quarter ending June 30, 2027, we were not able to elect PIK Dividends and dividends on the Series A Preferred Stock were required to be paid in cash. All dividends were paid in cash through May 9, 2024, at which time the Series A Preferred Stock was redeemed. The dividend would have increased annually by one percentage point, beginning with the dividend payable for the calendar quarter ending September 30, 2028. Dividends declared and paid for the nine months ended November 30, 2024, were $3.6 million.
15. Equity
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
During the nine months ended November 30, 2025, we repurchased 201,416 shares of common stock in the amount of $20.0 million at an average purchase price per share of $99.28 under the 2020 Share Authorization. During the nine months ended November 30, 2024, we did not repurchase shares of common stock under the 2020 Share Authorization. As of November 30, 2025, there was $33.2 million remaining to repurchase shares under the 2020 Authorization.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI"), after tax, for the three and nine months ended November 30, 2025 and 2024, consisted of the following (in thousands):

	Three Months Ended November 30, 2025
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(8,165)	$508	$(587)	$(1,430)	$—	$(9,674)
Other comprehensive income (loss) before reclassification	(1,033)	(158)	—	83	—	(1,108)
Amounts reclassified from AOCI	—	—	—	(215)	—	(215)
Net change in AOCI	(1,033)	(158)	—	(132)	—	(1,323)
Balance as of end of period	$(9,198)	$350	$(587)	$(1,562)	$—	$(10,997)

	Nine Months Ended November 30, 2025
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(10,329)	$(388)	$(587)	$(265)	$(11)	$(11,580)
Other comprehensive income (loss) before reclassification	1,131	738	—	(792)	11	1,088
Amounts reclassified from AOCI	—	—	—	(505)	—	(505)
Net change in AOCI	1,131	738	—	(1,297)	11	583
Balance as of end of period	$(9,198)	$350	$(587)	$(1,562)	$—	$(10,997)

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended November 30, 2024
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(7,189)	$887	$(184)	$(523)	$114	$(6,895)
Other comprehensive income (loss) before reclassification	(1,943)	(730)	—	1,037	(188)	(1,824)
Amounts reclassified from AOCI	—	—	—	(663)	—	(663)
Net change in AOCI	(1,943)	(730)	—	374	(188)	(2,487)
Balance as of end of period	$(9,132)	$157	$(184)	$(149)	$(74)	$(9,382)

	Nine Months Ended November 30, 2024
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(7,628)	$1,418	$(184)	$2,533	$(33)	$(3,894)
Other comprehensive income (loss) before reclassification	(1,504)	(1,261)	—	194	(41)	(2,612)
Amounts reclassified from AOCI	—	—	—	(2,876)	—	(2,876)
Net change in AOCI	(1,504)	(1,261)	—	(2,682)	(41)	(5,488)
Balance as of end of period	$(9,132)	$157	$(184)	$(149)	$(74)	$(9,382)
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
Upon adoption of the ERP, the service requirement for executives that are currently eligible for retirement has been met. As a result, we recognized additional stock-based compensation for the nine months ended November 30, 2025, of $2.2 million upon the adoption of the ERP related to the RSUs for Covered Executives that have achieved qualified retirement status.
17. Defined Benefit Pension Plan
Pension and Employee Benefit Obligations
In our Precoat Metals segment, certain current or past employees participate in a defined benefit pension plan (the "Plan"). Prior to the acquisition of Precoat Metals, benefit accruals were frozen for all participants. After the freeze, participants no longer accrued benefits under the Plan, and new hires of AZZ Precoat Metals are not eligible to participate in the Plan. As of November 30, 2025, the Plan was underfunded, and we have a net pension obligation of $18.8 million, which is included in "Other long-term liabilities" in the consolidated balance sheets and represents the underfunded portion of the Plan.
The components of net benefit cost other than the employer service cost are included in "Selling, general and administrative" expense and were not significant for three and nine months ended November 30, 2025 and 2024. We paid employer contributions of $4.4 million into the Plan during the nine months ended November 30, 2025. We expect to pay $1.3 million of contributions into the Plan during the remainder of fiscal year 2026.
18. Restructuring Charges
During the first quarter of fiscal year 2026, management initiated a restructuring plan for certain surface technologies facilities within the Metal Coatings segment (the "AST Restructuring") to improve overall operational efficiency and financial performance. During the nine months ended November 30, 2025, we recognized restructuring charges of $3.8 million, which are included in "Cost of sales" in the consolidated statement of operations and includes the loss on sale of equipment, for which we received $0.7 million in proceeds. The restructuring charges consisted primarily of $3.3 million for the write-off of intangible assets and goodwill, as well as $0.5 million for the write-off of other assets, loss on the sale of equipment and severance accruals. We recognized an immaterial amount of restructuring expenses in the second quarter of fiscal 2026. Our initial estimate of total restructuring charges of $4.2 million was reduced to $3.8 million as of November 30, 2025. We do not expect to recognize additional charges related to AST Restructuring. The AST Restructuring was complete as of November 30, 2025.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the AST Restructuring, we closed two surface technology facilities; the facilities were located in Garland, Texas and Tampa, Florida. Management performed an analysis of the assets at each location closed. For assets that were not sold or transferred to another location for use in operations, management wrote down the assets to reflect a decrease in the estimated useful life and lower value to the Company.
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
In 2017, Southeast Texas Industries, Inc. ("STI") filed a breach of contract lawsuit against the Company in the 1st District Court of Jasper County, Texas (the "Court"). In 2020, we filed a counter suit against STI for amounts due to AZZ for work performed. On October 16, 2023, the case went to trial, and on October 27, 2023, the jury rendered a verdict in favor of STI and against AZZ Beaumont in the amount of $5.5 million in damages for breach of contract and breach of express warranty. A final judgment amount was entered by the Court on February 14, 2024, and we purchased a supersedeas bond to cover the final judgment amount throughout the duration of the appellate process on May 23, 2024. We are still waiting on the trial transcript from the court reporter and the appellate process is tolled until the transcript is delivered to the parties. We believe we have strong grounds for an appeal and will pursue all available appellate options. The appeal process is expected to take up to two years. As of November 30, 2025, we have recorded a legal accrual of $5.5 million, which is included in "Other accrued liabilities" on our consolidated balance sheets, reflecting our best estimate of the probable loss. Our estimate of the probable loss may change throughout the appellate process.
In 2019, Tampa Electric Company ("TECO") entered into a contract to provide services in Florida. TECO terminated our affiliate from the project, alleging failure to comply with safety guidelines. We believe the affiliate was terminated for convenience on the project, and our affiliate was not given its contractual right of notice and 47 hours to deliver a corrective action plan. In 2020, we filed a lawsuit against TECO for breach of contract and unjust enrichment in the Thirteenth Judicial Circuit Court in and for Hillsborough County, Florida. In connection with AZZ selling the majority interest in the AIS business to Fernweh Group on September 30, 2022, we agreed to retain this lawsuit. The parties unsuccessfully mediated the case in June 2023. The case went to trial on January 13, 2025. On February 10, 2025, the jury rendered a verdict in favor of TECO against our affiliate in the amount of $5.2 million, which represented the receivable due from the TECO, net of allowance. We recognized expense of $6.5 million in the fourth quarter of fiscal 2025, consisting of $5.2 million for the derecognition of the net receivable from TECO and $1.3 million for estimated legal fees, of which $1.2 million was paid during the nine months ended November 30, 2025.
Environmental
As of November 30, 2025, the reserve balance for our environmental liabilities was $18.1 million, of which $1.6 million is classified as current. Environmental remediation liabilities include costs directly associated with site investigation and site remediation, such as materials, external contractor costs, legal and consulting expenses and incremental internal costs directly related to ongoing remediation plans. Estimates used to record environmental remediation liabilities are based on the Company's best estimate of probable future costs based on site-specific facts and circumstances known at the time of these estimates and they are updated on a quarterly basis. Estimates of the cost for the potential or ongoing remediation plans are developed using internal resources and third-party environmental engineers and consultants.
We accrue the anticipated cost of environmental remediation when the obligation is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. While any revisions to our environmental remediation

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

liabilities could potentially be material to the operating results of any fiscal quarter or fiscal year, we do not expect such additional remediation expenses to have an adverse material effect on our financial position, results of operations, or cash flows.
Capital Commitments—Greenfield Aluminum Coil Coating Facility
We are expanding our coatings capabilities through the construction of a new 25-acre aluminum coil coating facility in Washington, Missouri, which became operational during the first quarter of fiscal 2026. The new greenfield facility is included in the AZZ Precoat Metals segment and is supported by a take-or-pay contract for approximately 75% of the output from the new plant. We expect to spend approximately $121.8 million in capital payments related to the project, of which $113.6 million was paid prior to fiscal 2026 and approximately $5.9 million was paid during the nine months ended November 30, 2025. The remaining balance of $2.3 million is expected to be paid in the fourth quarter of fiscal 2026.
20. Subsequent Events
On December 31, 2025, AVAIL, in which we have an unconsolidated investment through the AVAIL JV, completed the sale of the majority of its Welding Solutions LLC business (the “Welding Solutions Business”) to Pelican Energy Partners LP. Because the sale occurred subsequent to the reporting period, we cannot reasonably estimate the financial impact of the sale on our consolidated financial statements.
Following the sale, we will continue to own a 40% interest in AVAIL, which will consist of AVAIL’s Industrial Lighting and the remaining Welding Solutions business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as "may," "could," "should," "expects," "plans," "will," "might," "would," "projects," "currently," "intends," "outlook," "forecasts," "targets," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial, and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date they are made and are subject to risks that could cause them to differ materially from actual results. Certain factors could affect the outcome of the matters described herein. This Quarterly Report may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand for our manufactured solutions, including demand by the construction markets, the industrial markets, and the metal coatings markets. We could also experience additional increases, including increases due to inflation, in labor costs, components and raw materials including zinc and natural gas, which are used in our hot-dip galvanizing process, paint used in our coil coating process; customer requested delays of our manufactured solutions; delays in additional acquisition opportunities; an increase in our debt leverage and/or interest rates on our debt, of which a significant portion is tied to variable interest rates; availability of experienced management and employees to implement AZZ’s growth strategy; a downturn in market conditions in any industry relating to the manufactured solutions that we provide; economic volatility, including a prolonged economic downturn or macroeconomic conditions such as inflation or changes in the political stability in the United States and other foreign markets in which we operate; tariffs, acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business, including in Part I, Item 1A. Risk Factors, in AZZ's Annual Report on Form 10-K for the fiscal year ended February 28, 2025, and other filings with the SEC, available for viewing on AZZ's website at www.azz.com and on the SEC's website at www.sec.gov.
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
Business Operations Update
Our results for the nine months ended November 30, 2025 (the "current nine-month period") were favorably impacted primarily by the recognition of equity in earnings for the AVAIL JV, which included the gain from AVAIL's sale of the Electrical Products Group business to nVent Electric plc., and by the growth in demand for our manufactured solutions in the utilities, construction and consumer industries.
The equity in earnings from the AVAIL JV was the primary contributor to net income of $301.3 million for the current nine-month period. Our operating results for the current nine-month period, including operating results by segment, are described in the summary on the following page, and detailed descriptions can be found below under "Results of Operations."
Our operations generated $452.9 million of cash for the current nine-month period. The components of our liquidity and descriptions of our cash flows, capital investments, and other utilities, construction and matters impacting our liquidity and capital resources can be found below under "Liquidity and Capital Resources."

Outlook
While it is difficult to predict future North American economic activity and its impact on the demand for our galvanizing and coil coating solutions, as well the impact that political or regulatory developments may have on us, we have noted several factors below that have impacted or may impact our results of operations during the fourth quarter of fiscal 2026.
•Sales prices in our AZZ Metal Coatings and AZZ Precoat Metals segment are expected to remain consistent with current levels. Fluctuations in product mix, along with competitive market pressures, may impact selling price.
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

QUARTER ENDED NOVEMBER 30, 2025 COMPARED TO THE QUARTER ENDED NOVEMBER 30, 2024

Segment Sales and Operating Income
The following tables contain operating segment data by segment, for the Company's corporate operations and on a consolidated basis (in thousands):

	Three Months Ended November 30, 2025
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$194,998	$230,748	$—	$—	$425,746
Cost of sales	136,873	186,932	—	—	323,805
Gross margin	58,125	43,816	—	—	101,941

Selling, general and administrative	6,038	7,932	21	18,471	32,462
Operating income (loss)	$52,087	$35,884	(21)	(18,471)	69,479

Interest expense	—	—	—	(12,206)	(12,206)
Equity in earnings of unconsolidated subsidiaries(3)	—	—	(1,437)	—	(1,437)
Other income (expense)	15	—	—	(291)	(276)
Income (loss) before income tax	$52,102	$35,884	$(1,458)	(30,968)	55,560
Income tax expense				14,485	14,485
Net income (loss)				$(45,453)	$41,075

See notes below tables.

	Three Months Ended November 30, 2024
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$168,599	$235,055	$—	$—	$403,654
Cost of sales	116,542	189,334	—	—	305,876
Gross margin	52,057	45,721	—	—	97,778

Selling, general and administrative	5,684	8,641	29	24,889	39,243
Operating income (loss)	46,373	37,080	(29)	(24,889)	58,535

Interest expense	—	—	—	(19,223)	(19,223)
Equity in earnings of unconsolidated subsidiaries	—	—	7,168	—	7,168
Other income (expense)	116	—	—	(879)	(763)
Income (loss) before income tax	$46,489	$37,080	$7,139	(44,991)	45,717
Income tax expense				12,114	12,114
Net income (loss)				$(57,105)	$33,603

(1)
Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business.

(2)	Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(3)
During the first quarter of fiscal 2026, AVAIL completed the sale of the Electrical Products Group ("EPG") to nVent Electric plc. The three months ended November 30, 2025 includes an adjustment to the gain related to the sale of the EPG of $(0.6) million.

Sales
For the three months ended November 30, 2025 (the "current quarter"), consolidated sales increased $22.1 million, or 5.5%, compared to the three months ended November 30, 2024 (the "prior year quarter").
Sales for the AZZ Metal Coatings segment increased $26.4 million, or 15.7%, for the current quarter, compared to the prior year quarter. The increase was primarily due to $30.0 million resulting from a higher volume of steel processed and an increase in other sales of $2.1 million, partially offset by a decrease in selling price of $5.7 million due to product mix.
Sales for the AZZ Precoat Metals segment decreased $4.3 million, or 1.8% for the current quarter, compared to the prior year quarter. The decrease is due to a lower volume of coil coated, partially offset by an increase in the average price due to vendor price increases that were passed through to the customer.
Operating Income
For the current quarter, consolidated operating income was $69.5 million, an increase of $10.9 million, or 18.7%, compared to the prior year quarter.
Operating income for the AZZ Metal Coatings segment increased $5.7 million, or 12.3%, for the current quarter, compared to the prior year quarter. The increase was due to increased sales as described above, offset by an increase in cost of sales. The increase in cost of sales of $20.3 million was primarily due to a $6.6 million increase in variable costs, a $5.5 million increase in zinc cost, and a $3.9 million increase in labor costs and an increase in other overhead costs of $4.3 million. Selling, general and administrative expense increased $0.3 million.
Operating income for the AZZ Precoat Metals segment decreased $1.2 million, or 3.2% for the current quarter, compared to the prior year quarter. The decrease was primarily due to decreased sales as described above. In addition, cost of sales decreased by $2.4 million, primarily due to a decrease in material costs related to the decreased volume of coil coated, partially offset by an increase in cost of sales for the new plant in Washington, Missouri, which became operational during the first quarter of fiscal 2026.
Corporate Expenses
Corporate selling, general and administrative expenses decreased $6.4 million, or 25.8%, for the current quarter, compared to the prior year quarter. The decrease was primarily due to decreases in salaries and wages, employee benefits and stock-based compensation, primarily due to retirement and other severance costs recognized in the prior year.
Interest Expense
Interest expense for the current quarter decreased $7.0 million, to $12.2 million, compared to $19.2 million for the prior year quarter. The decrease in interest expense was primarily attributable to a decrease in the weighted average debt outstanding of $339.8 million and a decrease in the weighted average interest rate of 1.76% in the current quarter, compared to the prior year quarter. The decrease in interest expense is partially offset by lower capitalized interest associated with the construction of the new plant in Washington, Missouri, for the current quarter, compared to the prior year quarter.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated subsidiaries for the current quarter decreased $8.6 million to a loss of $1.4 million, compared to income of $7.2 million in the prior year quarter. The decrease was due to AVAIL's lower income for the quarter following the sale of the Electrical Products Group business. See "Item I. Financial Statements—Note 8" for more information about the AVAIL JV.
Income Taxes
The provision for income taxes reflects an effective tax rate of 26.1% for the current quarter, compared to 26.5% for the prior year quarter. The decrease in the effective tax rate is driven by higher tax deductions for stock compensation, partially offset by an increase in non-deductible research expenses.

NINE MONTHS ENDED NOVEMBER 30, 2025 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 2024

Segment Sales and Operating Income
The following tables contain operating segment data by segment, for the Company's corporate operations and on a consolidated basis (in thousands):

	Nine Months Ended November 30, 2025
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$572,197	$692,786	$—	$—	$1,264,983
Cost of sales(3)	400,151	557,469	—	—	957,620
Gross margin	172,046	135,317	—	—	307,363

Selling, general and administrative(4)	17,521	23,559	126	58,668	99,874
Operating income (loss)	154,525	111,758	(126)	(58,668)	207,489

Interest expense	—	—	—	(44,434)	(44,434)
Equity in earnings of unconsolidated subsidiaries(5)	—	—	231,431	—	231,431
Other income (expense)	(46)	—	—	1,285	1,239
Income (loss) before income tax	$154,479	$111,758	$231,305	(101,817)	395,725
Income tax expense				94,396	94,396
Net income (loss)				$(196,213)	$301,329

See notes below.

	Nine Months Ended November 30, 2024
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$516,750	$709,119	$—	$—	$1,225,869
Cost of sales	357,471	564,436	—	—	921,907
Gross margin	159,279	144,683	—	—	303,962

Selling, general and administrative	17,286	24,980	67	65,699	108,032
Operating income (loss)	141,993	119,703	(67)	(65,699)	195,930

Interest expense	—	—	—	(63,906)	(63,906)
Equity in earnings of unconsolidated subsidiaries	—	—	12,470	—	12,470
Other income (expense)	165	—	—	(307)	(142)
Income (loss) before income tax	$142,158	$119,703	$12,403	(129,912)	144,352
Income tax expense				35,728	35,728
Net income (loss)				$(165,640)	$108,624

(1)	Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business.
(2)	Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(3)	Metal Coatings segment includes restructuring charges of $3.8 million. See "Item I. Financial Statements—Note 18."
(4)
Includes stock-based compensation expense recognized upon the adoption of the Executive Retiree LTI Program of $2.2 million, of which $0.4 million and $1.8 million are included in Metal Coatings and Corporate, respectively. See "Item I. Financial Statements—Note 16."

(5)
During the first quarter of fiscal 2026, AVAIL completed the sale of the Electrical Products Group ("EPG") business to nVent Electric plc. The nine months ended November 30, 2025 includes $226.8 million, which represents the gain related to the sale of the EPG business, offset by the recognition of an impairment loss on the AVAIL JV and an adjustment related to a change in AVAIL's transfer pricing policy. See "Liquidity and Capital Resources—AVAIL JV."

Sales
For the current nine-month period, consolidated sales increased $39.1 million, or 3.2%, compared to the nine months ended November 30, 2024 (the "prior year nine-month period").
Sales for the AZZ Metal Coatings segment increased $55.4 million, or 10.7%, for the current nine-month period, compared to the prior year nine-month period. The increase in sales was primarily due to an increase of $63.7 million resulting from a higher volume of steel processed during the period, partially offset by a decrease of $9.8 million in selling price, due to product mix. Other sales increased $1.5 million.
Sales for the AZZ Precoat Metals segment decreased $16.3 million, or 2.3% for the current nine-month period, primarily due to a lower volume of coil coated, partially offset by an increase in selling price due to vendor price increases that were passed through to the customer.
Operating Income
For the current nine-month period, consolidated operating income increased $11.6 million, or 5.9%, to $207.5 million, compared to the prior year nine-month period.
Operating income for the AZZ Metal Coatings segment increased $12.5 million, or 8.8% for the current nine-month period, compared to the prior year nine-month period. The increase was due to improved sales as described above, and lower selling, general and administrative expenses, partially offset by higher cost of sales. Cost of sales increased $42.7 million, primarily due to an $8.0 million increase in labor costs, increased overhead costs of $22.8 million, and increased zinc costs of $11.9 million. Selling, general and administrative expense decreased $0.2 million.
Operating income for the AZZ Precoat Metals segment decreased $7.9 million, or 6.6%. The decrease was primarily due to the decrease in sales as described above. In addition, cost of sales decreased by $7.0 million, primarily due to a decrease in material costs related to the decreased volume of coil coated, partially offset by an increase in cost of sales for the new plant in Washington, Missouri, which became operational during the first quarter of fiscal 2026.

Corporate Expenses
Corporate selling, general and administrative expenses decreased $7.0 million, or 10.7%, for the current nine-month period, compared to the prior year nine-month period. The decrease was primarily due to decreases in compensation costs, primarily due to retirement and other severance costs recognized in the prior year, partially offset by an increase in stock-based compensation in the current nine-month period, primarily due to the adoption of the Executive Retiree LTI Program and the acceleration of expense for the related stock awards.
Interest Expense
Interest expense for the current nine-month period decreased $19.5 million, to $44.4 million, compared to $63.9 million for the prior year nine-month period. The decrease in interest expense is primarily attributable to a decrease in the weighted average debt outstanding of $198.4 million and a decrease in the weighted average interest rate of 1.61% in the current nine-month period compared to the prior year nine-month period, partially offset by lower capitalized interest in the current nine-month period associated with the construction of the new plant in Washington, Missouri.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated subsidiaries for the current nine-month period increased $219.0 million, to $231.4 million, compared to $12.5 million in the prior year nine-month period. The increase is due to a gain from the sale of the Electrical Products Group, partially offset by an impairment loss recognized on the AVAIL JV in the second quarter of fiscal 2026 and lower earnings following the sale of the electrical business. See "Item I. Financial Statements—Note 8" for more information about the AVAIL JV.
Income Taxes
The provision for income taxes reflects an effective tax rate of 23.9% for the nine months ended November 30, 2025 compared to 24.8% for the prior year comparable period. The decrease in the effective tax rate is primarily attributable to higher R&D tax credits related to the construction of the new aluminum coil coating facility in Washington, Missouri, which became operational during the first quarter of fiscal 2026.
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
As of November 30, 2025, our total liquidity of $337.1 million consisted of available capacity on our Revolving Credit Facility of $336.4 million and cash and cash equivalents of $0.6 million.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended November 30,
	2025	2024
Net cash provided by operating activities	$452,872	$185,597
Net cash used in investing activities	(84,988)	(85,100)
Net cash used in financing activities	(368,327)	(103,912)
Net cash provided by operating activities for the current nine-month period was $452.9 million, driven primarily by net income of $301.3 million, adjusted to exclude non-cash charges, net of non-cash income of $141.6 million, a cash distribution received on the investment in the AVAIL JV of $273.2 million, an increase in cash resulting from a decrease in working capital of $0.5 million, and an increase in cash resulting from changes in other long-term assets and liabilities, including deferred taxes, of $19.4 million. The decrease in working capital is due primarily to increases in accounts payable, income taxes payable, and decreased inventories, offset by increases in accounts receivable, contract assets, prepaid expenses and a decrease in accrued liabilities. Net cash provided by operating activities was used to fund $58.7 million of capital expenditures, fund an acquisition of $30.1 million, make net payments on long-term debt and finance leases of $327.1 million, repurchase $20.0 million of common stock, make dividend payments of $17.1 million and make payments for taxes related to net share settlement of equity awards of $5.0 million. Other increases in cash included proceeds from sales of property, plant, and equipment of $3.9 million.
Net cash provided by operating activities for the prior year nine-month period was $185.6 million, driven primarily by net income of $108.6 million, adjusted to exclude non-cash charges, net of non-cash income of $69.1 million, an increase in cash resulting from a reduction in working capital of $2.9 million, partially offset by a decrease in cash resulting from changes in other long-term assets and liabilities, including deferred taxes, of $1.8 million and a cash distribution received on the investment in the AVAIL JV of $6.8 million. The reduction in working capital is due primarily to increases in accounts payable, other accrued liabilities and income taxes payable, as well as a reduction in inventories and accounts receivable; partially offset by increases in other receivables, prepaid expenses and contract assets due to higher sales. Net cash provided by operating activities was used to fund $85.9 million of capital expenditures, make net payments on long-term debt and finance leases liabilities of $82.2 million, make dividend payments of $18.0 million and make payments for taxes related to net share settlement of equity awards of $5.0 million. We also completed a secondary public offering of 4.6 million shares of our common stock, which provided cash, net of offering costs, of $310.2 million, which was used to redeem our 240,000 shares of Series A Preferred Stock for $308.9 million.
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
The 2022 Credit Agreement includes the following significant terms:
i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company; as of November 30, 2025, the outstanding balance of the Term Loan B was $374.9 million;

ii.provides for a maximum senior secured Revolving Credit Facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 13, 2027;
iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;
iv.borrowings under the Term Loan B bear an interest rate of Secured Overnight Financing Rate ("SOFR") plus 1.75% and the Revolving Credit Facility bears a leverage-based rate with various tiers between 1.75% and 2.75%; as of November 30, 2025, the interest rate was SOFR plus 1.75%;
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
Receivables Securitization Facility
On July 10, 2025, we entered into a credit agreement secured by our trade accounts receivable and contract assets (the "Receivables Securitization Facility.") Under this arrangement, we transferred our trade receivables to a special purpose entity ("SPE"), which in turn pledged those receivables as collateral for borrowings under the facility. The transaction does not qualify as a sale under ASC 860, Transfers and Servicing; as a result, the arrangement is accounted for as a secured borrowing.
Accordingly, the receivables transferred to the SPE will remain on our consolidated balance sheet within trade accounts receivable and contract assets, and the Receivables Securitization Facility is included in "Long-term debt, net." The Receivables Securitization Facility has a limit of $150.0 million and is due July 10, 2028. As of November 30, 2025, the total amount of receivables pledged under the facility was $249.9 million, consisting of $141.1 million in trade accounts receivable and $108.8 million in contract assets, with outstanding borrowings of $150.0 million. The interest rate on the Receivables Securitization Facility is one-month SOFR plus 0.95%.
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
The weighted average interest rate for our outstanding debt, including the Revolving Credit Facility, the Term Loan B, and Receivables Securitization Facility was 6.16% and 7.77% for the nine months ended November 30, 2025 and 2024, respectively. We are also obligated to pay a leverage-based commitment fee with various tiers between 0.2% and 0.3% per year for unused amounts under the Revolving Credit Facility. As of November 30, 2025, the commitment fee rate was 0.20%.
Debt Compliance and Outstanding Borrowings
Our 2022 Credit Agreement requires us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 4.5. We are also required to maintain certain covenants under the Receivables Securitization Facility. As of November 30, 2025, we were in compliance with all covenants and other requirements set forth in the 2022 Credit Agreement and the Receivables Securitization Facility.
As of November 30, 2025, we had $574.9 million of debt outstanding, with varying maturities through fiscal 2030. We had approximately $336.4 million of additional credit available as of November 30, 2025.

Letters of Credit
As of November 30, 2025, we had total outstanding letters of credit in the amount of $13.7 million. These letters of credit are issued for a number of reasons but are most commonly issued in lieu of customer retention withholding payments covering warranty, performance periods and insurance collateral.
Interest Rate Swap
We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap agreements to convert a portion of our variable-rate debt to a fixed rate. On September 27, 2022, we entered into a fixed-rate interest rate swap agreement, which was subsequently amended on October 7, 2022. The 2022 Swap was terminated on June 30, 2025.
Simultaneous to the termination of the 2022 Swap, we entered into a new fixed-rate interest rate swap agreement on June 30, 2025. The 2025 Swap converts the SOFR-based component of the interest rate to 3.759%. As of November 30, 2025, the 2025 Swap resulted in a total fixed rate of 5.509%. The 2025 Swap had an initial notional amount of $290.0 million and a maturity date of June 30, 2027. The objective of the 2025 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2025 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2025 Swap are recognized in interest expense.
Capital Commitments—Greenfield Aluminum Coil Coating Facility
We are expanding our coatings capabilities through the construction of a new 25-acre aluminum coil coating facility in Washington, Missouri, which became operational during the first quarter of fiscal 2026. The new greenfield facility is included in the AZZ Precoat Metals segment and is supported by a take-or-pay contract for approximately 75% of the output from the new plant. We expect to spend approximately $121.8 million in capital payments related to the project, of which $113.6 million was paid prior to fiscal 2026 and approximately $5.9 million was paid during the nine months ended November 30, 2025. The remaining balance of $2.3 million is expected to be paid in the fourth quarter of fiscal 2026.
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
During the first quarter of fiscal 2026, we received a distribution of cash from the AVAIL JV of $273.2 million, which exceeded our investment in the AVAIL JV of $107.4 million. Since we are not liable for the obligations of the AVAIL JV nor otherwise committed to provide financial support, after reducing our investment in the AVAIL JV to zero, we recognized $165.8 million as a gain during the first quarter of fiscal 2026. Due to the timing of the receipt of cash and the recognition of equity in earnings, we suspended the recognition of equity in earnings of the AVAIL JV as of May 31, 2025, until our proportionate share of earnings exceeded the excess distribution previously recognized in earnings. During the second quarter of fiscal 2026, we recognized the equity in earnings from AVAIL related to our proportionate share of the gain on the sale of the Electrical Products Group. The equity in earnings was in excess of the amount we recorded in the first quarter of fiscal 2026. Therefore, we resumed the recognition of equity in earnings of the AVAIL JV in the second quarter of fiscal 2026.
Following the recognition of our proportionate share of the gain on the sale of the Electrical Products Group and equity in earnings during the second quarter of fiscal 2026, management identified events and circumstances indicating that the fair value of the Company's investment in the AVAIL JV may have fallen below its carrying value on an other-than-temporary basis. These indicators arose principally from the significant business divestiture by AVAIL and a corresponding reduction in AVAIL's projected future earnings. In response, management performed a recoverability analysis of our investment in the AVAIL JV. Management estimated the fair value of our 40% interest in the AVAIL JV and concluded that the decline in fair value was other-than-temporary. Accordingly, we recorded an impairment charge of $45.9 million during the second quarter of fiscal 2026 to write down the carrying value of our investment in the AVAIL JV. After recognizing the impairment loss, management believes the carrying value of the investment in the AVAIL JV is recoverable based on AVAIL's current financial position. We will continue to monitor the AVAIL JV for any indicators of impairment, and if further declines in the fair value occur and are deemed other-than-temporary, additional write-downs will be recorded. For the nine months ended November 30,

2025, we recorded $231.4 million in equity in earnings, which consists of 1) $2.8 million of equity in earnings from the AVAIL JV's operations for the nine months ended November 30, 2025, 2) $274.5 million of a net gain from the sale of the Electrical Products Group recognized during the second quarter of fiscal 2026, offset by 3) an impairment loss of $45.9 million on the AVAIL JV recognized during the second quarter of fiscal 2026.
Share Repurchase Program
During the nine months ended November 30, 2025, we repurchased 201,416 shares of common stock in the amount of $20.0 million at an average purchase price of $99.28 under the 2020 Share Authorization. As of November 30, 2025, there was $33.2 million remaining to repurchase shares under the 2020 Authorization. See "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds."
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
Off Balance Sheet Arrangements and Contractual Obligations
As of November 30, 2025, we did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
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
In calculating adjusted net income and adjusted earnings per share, management excludes: 1) intangible asset amortization, 2) restructuring charges, 3) retirement and other severance expenses, 4) redemption premium on Series A Preferred Stock, 5) additional stock compensation expense related to the adoption of our executive retiree long-term incentive program, and 6) certain adjustments related to the Company's unconsolidated joint venture from the reported GAAP measure. Management defines Adjusted EBITDA as adjusted net income excluding depreciation, amortization, interest, provision for income taxes and Series A Preferred Stock dividends. Management believes Adjusted EBITDA is used by investors to analyze operating performance and evaluate the Company's ability to incur and service debt, as well as its capacity for making capital expenditures in the future.
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
The following tables provide a reconciliation for the three and nine months ended November 30, 2025 and 2024 between the non-GAAP Adjusted Earnings Measures to the most comparable measures, calculated in accordance with GAAP (in thousands, except per share data):

Adjusted Net Income and Adjusted Earnings Per Share

	Three Months Ended November 30,				Nine Months Ended November 30,
	2025		2024		2025		2024
	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)
Net income	$41,075		$33,603		$301,329		$108,624
Less: Series A Preferred Stock dividends	—		—		—		(1,200)
Less: Redemption premium on Series A Preferred Stock	—		—		—		(75,198)
Net income available to common shareholders(2)	41,075	$1.36	33,603	$1.12	301,329	$9.97	32,226	$1.07
Impact of Series A Preferred Stock dividends(2)	—	—	—	—	—	—	1,200	0.04
Net income and diluted earnings per share for Adjusted net income calculation(2)	41,075	1.36	33,603	1.12	301,329	9.97	33,426	1.11
Adjustments:
Amortization of intangible assets	5,800	0.19	5,773	0.19	17,357	0.57	17,353	0.58
Restructuring charges(3)	—	—	—	—	3,827	0.13	—	—
Legal settlement and accrual	—	—	3,483	0.12	—	—	3,483	0.12
Retirement and other severance expense(4)	—	—	1,666	0.06	—	—	3,554	0.12
Redemption premium on Series A Preferred Stock(5)	—	—	—	—	—	—	75,198	2.50
Executive retiree long-term incentive program(6)	—	—	—	—	2,185	0.07	—	—
AVAIL JV equity in earnings adjustment(7)	622	0.02	—	—	(226,843)	(7.50)	—	—
Subtotal	6,422	0.21	10,922	0.37	(203,474)	(6.73)	99,588	3.31
Tax impact(8)	(1,541)	(0.05)	(2,621)	(0.09)	48,834	1.62	(5,854)	(0.19)
Total adjustments	4,881	0.16	8,301	0.28	(154,640)	(5.12)	93,734	3.11
Adjusted net income and adjusted earnings per share (non-GAAP)	$45,956	$1.52	$41,904	$1.39	$146,689	$4.85	$127,160	$4.22

Weighted average shares outstanding—Diluted for Adjusted earnings per share(2)		30,198		30,118		30,231		30,123
See notes on page 45.

Adjusted EBITDA

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Net income	$41,075	$33,603	$301,329	$108,624
Interest expense	12,206	19,223	44,434	63,906
Income tax expense	14,485	12,114	94,396	35,728
Depreciation and amortization	22,777	20,633	66,976	61,383
Adjustments:
Restructuring charges(3)	—	—	3,827	—
Legal settlement and accrual	—	3,483	—	3,483
Retirement and other severance expense(4)	—	1,666	—	3,554
Executive retiree long-term incentive program(6)	—	—	2,185	—
AVAIL JV equity in earnings adjustment(7)	622	—	(226,843)	—
Adjusted EBITDA (non-GAAP)	$91,165	$90,722	$286,304	$276,678

See notes on page 45.

Adjusted EBITDA by Segment

A reconciliation of Adjusted EBITDA by segment to net income is as follows (in thousands):

	Three Months Ended November 30, 2025
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$52,102	$35,884	$(1,458)	$(45,453)	$41,075
Interest expense	—	—	—	12,206	12,206
Income tax expense	—	—	—	14,485	14,485
Depreciation and amortization	7,070	9,617	—	6,090	22,777
Adjustments:
AVAIL JV equity in earnings adjustment(7)	—	—	622	—	622
Adjusted EBITDA (non-GAAP)	$59,172	$45,501	$(836)	$(12,672)	$91,165

See notes on page 45.

	Three Months Ended November 30, 2024
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$46,489	$37,080	$7,139	$(57,105)	$33,603
Interest expense	—	—	—	19,223	19,223
Income tax expense	—	—	—	12,114	12,114
Depreciation and amortization	6,614	7,903	—	6,116	20,633
Adjustments:
Legal settlement and accrual	—	—	—	3,483	3,483
Retirement and other severance expense(4)	—	—	—	1,666	1,666
Adjusted EBITDA (non-GAAP)	$53,103	$44,983	$7,139	$(14,503)	$90,722

See notes on page 45.

	Nine Months Ended November 30, 2025
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$154,479	$111,758	$231,305	$(196,213)	$301,329
Interest expense	—	—	—	44,434	44,434
Income tax expense	—	—	—	94,396	94,396
Depreciation and amortization	20,560	28,163	—	18,253	66,976
Adjustments:
Restructuring charges(3)	3,827	—	—	—	3,827
Executive retiree long-term incentive program(6)	358	—	—	1,827	2,185
AVAIL JV equity in earnings adjustment(7)	—	—	(226,843)	—	(226,843)
Adjusted EBITDA (non-GAAP)	$179,224	$139,921	$4,462	$(37,303)	$286,304

See notes on page 45.

	Nine Months Ended November 30, 2024
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$142,158	$119,703	$12,403	$(165,640)	$108,624
Interest expense	—	—	—	63,906	63,906
Income tax expense	—	—	—	35,728	35,728
Depreciation and amortization	19,955	23,134	—	18,294	61,383
Adjustments:
Legal settlement and accrual	—	—	—	3,483	3,483
Retirement and other severance expense(4)	—	—	—	3,554	3,554
Adjusted EBITDA (non-GAAP)	$162,113	$142,837	$12,403	$(40,675)	$276,678

See notes on page 45.

Debt Leverage Ratio Reconciliation

	Trailing Twelve Months Ended
	November 30, 2025	February 28, 2025
Gross debt	$574,875	$900,250
Less: Cash per bank statement	(7,200)	(12,670)
Add: Finance lease liability	13,931	6,647
Consolidated indebtedness	$581,606	$894,227

Net income	$321,538	$128,833
Depreciation and amortization	87,798	82,205
Interest expense	61,810	81,282
Income tax expense	100,518	41,850
EBITDA	$571,664	$334,170
Cash items(9)	13,651	15,325
Non-cash items(10)	13,915	12,161
Equity in earnings, net of distributions	(229,324)	(3,598)
Adjusted EBITDA per Credit Agreement	$369,906	$358,058

Net leverage ratio	1.6x	2.5x

(1)	Earnings per share amounts included in the "Adjusted Net Income and Adjusted Earnings Per Share" table above may not sum due to rounding differences.
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
(6)
During the nine months ended November 30, 2025, we recognized additional stock-based compensation expense of $2.2 million upon the adoption of the Executive Retiree Long-term Incentive Program. For further information regarding the adoption of the ERP, see "Item 1. Financial Statements—Note 16."

(7)
During the first quarter of fiscal 2026, AVAIL completed the sale of the Electrical Products Group ("EPG") to nVent Electric plc. The three months ended November 30, 2025 includes an adjustment to the gain related to the sale of the EPG of $(0.6) million. The nine months ended November 30, 2025 includes $226.8 million, which represents the gain related to the sale of the EPG, partially offset by the recognition of an impairment loss on the AVAIL JV and an adjustment related to a change in AVAIL's transfer pricing policy. For further information, see "Item 1. Financial Statements—Note 8."

(8)	The non-GAAP effective tax rate for each of the periods presented is estimated at 24.0%.
(9)	Cash items include certain legal settlements, accruals, retirement and other severance expenses, and restructuring charges associated with the Metal Coatings segment.
(10)	Non-cash items include stock-based compensation expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk disclosures during the three and nine months ended November 30, 2025. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended February 28, 2025.
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

The following table outlines our share repurchases under the 2020 Authorization during each of the nine months ended November 30, 2025:

Period	Total Number of Share Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Used Under the Plans or Programs
Beginning balance, February 28, 2025				$53,187,452
March 1 through March 31, 2025	—	$—	—	53,187,452
April 1 through April 30, 2025	—	—	—	53,187,452
May 1 through May 31, 2025	—	—	—	53,187,452
June 1 through June 30, 2025	—	—	—	53,187,452
July 1 through July 31, 2025	—	—	—	53,187,452
August 1 through August 31, 2025	—	—	—	53,187,452
September 1 through September 30, 2025	—	—	—	53,187,452
October 1 through October 31, 2025	201,416	99.28	201,416	33,191,526
November 1 through November 30, 2025	—	—	—	33,191,526
Total	201,416	$99.28	201,416	$33,191,526

Item 5. Other Information.
Rule 10b5-1 trading arrangement
During the three months ended November 30, 2025, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

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

AZZ Inc. (Registrant)

Date:	January 7, 2026	By:	/s/ Jason Crawford
Jason Crawford Senior Vice President, Chief Financial Officer and Principal Accounting Officer