Form 10-K
period 2026-02-28
AZZ INC
filed 2026-04-22
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2026
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
NYSE Texas, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,332,353,625 based on the closing sale price as reported on the New York Stock Exchange. As of April 16, 2026, there were 29,880,309 shares of the registrant's common stock ($1.00 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

AZZ Inc.
FORM 10-K
For the Fiscal Year Ended February 28, 2026

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
PART I
Item 1. Business
AZZ Inc. ("AZZ", the "Company", "our" or "we") was established in 1956 and incorporated under the laws of the state of Texas. We are a provider of hot-dip galvanizing and coil coating solutions to a broad range of end markets in North America. We have three distinct operating segments: the AZZ Metal Coatings segment, the AZZ Precoat Metals segment, and the AZZ Infrastructure Solutions segment. Our AZZ Metal Coatings segment is a leading provider of metal coating solutions for corrosion protection, including hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating to the North American steel fabrication industry and other industries. The AZZ Precoat Metals segment provides aesthetic and corrosion protective coatings and related value-added services for steel and aluminum coil, primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation and other end markets in North America. The AZZ Infrastructure Solutions segment ("AIS") represents our 40% non-controlling interest in the AIS Investment Holdings LLC (the "AVAIL JV"). AIS Investment Holdings LLC is primarily dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in markets worldwide.
Strategy
AZZ is North America's leading independent post-fabrication hot-dip galvanizing and coil coating solutions company with leading positions in markets we serve. Our business segments provide sustainable, unmatched metal coating solutions that reduce emissions, extend the lifecycle, and enhance the appearance of buildings products and infrastructure that are essential to everyday life. We strive to provide high quality manufactured solutions to our customers while delivering long-term value to our shareholders by:
•Integrating human capital, diversity and environmental initiatives into our operations and corporate culture;
•Ensuring shareholder engagement is embedded into developing and executing on AZZ's strategic goals;
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
AZZ Metal Coatings Segment
The AZZ Metal Coatings segment provides hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating, and other metal coating applications to the steel fabrication industry and other industries through facilities located throughout North America. Hot-dip galvanizing is a metallurgical manufacturing process in which molten zinc reacts with steel, which provides corrosion protection and extends the lifecycle of fabricated steel for several decades. As of February 28, 2026, we operated 42 galvanizing plants and four surface technologies plants, located in various locations throughout the United States and Canada.
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
For additional information on the AZZ Metal Coatings segment's operating results, see "Part II. Item 7. Management's Discussion and Analysis—Results of Operations." For additional financial information by segment, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 17."
AZZ Precoat Metals Segment
The AZZ Precoat Metals segment provides coil coating application of protective and decorative coatings and related value-added downstream processing for steel and aluminum coils. Primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation; and other end markets, the coil coating process emphasizes sustainability and enhanced product lifecycles. It involves cleaning, treating, painting, and curing metal coils as a flat material before they are cut, formed, and fabricated into finished products. This highly efficient method optimizes waste through tight film control and improves final product performance by painting and curing the substrates under conditions unmatched by other application processes. As of February 28, 2026, we operated 14 coil coating plants located in the United States, with the newest facility in Washington, Missouri which became operational in fiscal year 2026.
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
Natural gas, a principal raw material used to power our continuous coil coating process, is currently readily available, but can be subject to volatile pricing. We manage our exposure to changes in our cost of natural gas by entering into agreements with our natural gas suppliers and such agreements generally include fixed premiums. We may or may not continue to use these or other strategies to manage commodity risk in the future.
For additional information on the AZZ Precoat Metals segment's operating results, see "Part II. Item 7. Management's Discussion and Analysis—Results of Operations." For additional financial information by segment, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 17."
AZZ Infrastructure Solutions Segment
The AZZ Infrastructure Solutions segment represents our 40% non-controlling interest in the AVAIL JV, as well as other expenses directly related to AIS receivables and liabilities that were retained following the divestiture of the AIS business.
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
In May 2025, AIS Investment Holdings LLC, which operates under the name "AVAIL Infrastructure Solutions," completed the sale of its electrical enclosures, switchgear, and bus systems businesses (the "Electrical Products Group" or "EPG") of AVAIL to nVent Electric plc ("nVent").
On December 31, 2025, AVAIL Infrastructure Solutions completed the sale of the majority of its Welding Services Business (“WSI”) to Pelican Energy Partners LP.
Following the sale, we continue to own a 40% interest in the AVAIL JV, which consists primarily of AVAIL’s Industrial Lighting business.
For additional information regarding the AZZ Infrastructure Solutions financial results, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 18."
Human Capital Management
At AZZ, our culture is defined by trust, respect, accountability, integrity, teamwork and safety ("TRAITS"). We value our employees by continuously investing in a healthy work-life balance, offering competitive compensation and benefit packages and a team-oriented environment centered on professional service and open communication among our employees. We are dedicated to our employees by fully training and equipping them and providing a safe environment to grow personally, professionally and spiritually. We strive to build, maintain and create a work environment that attracts and retains employees who are high contributors, have outstanding skills, are engaged in our culture, and who embody our Company mission: to create superior value in a culture where people can grow and TRAITS matter.
Attracting, developing and retaining the best talent in our industry is important to all aspects of AZZ's long-term strategy and continued success. We recognize that an engaged workforce directly contributes to our efforts to improve AZZ’s sustainability and performance.
Our Employees
As of February 28, 2026, we employed approximately 3,767 people worldwide, of which 3,422 were employed in the U.S. and 345 were employed in Canada. Our total workforce consisted of approximately 83% hourly employees and 17% salaried employees. Of our total employees as of February 28, 2026, 558 were covered by collective bargaining agreements.

Diversity and Inclusion
We embrace the diversity of our employees, customers, vendors, suppliers, stakeholders and consumers, including their unique backgrounds, experiences, skills and talents. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business.
Equal Opportunity Employment is a fundamental principle of AZZ, where employment and applications for employment are evaluated based upon a person's capabilities and qualifications without discrimination based on actual or perceived race, color, religion, sex, age, national origin, disability, genetic information, marital status, veteran status, sexual orientation, or any other protected characteristic as established by applicable local, state, federal or international laws. This principle is incorporated into each of our policies and procedures relating to recruitment, hiring, promotions, compensation, benefits, discipline, termination and all of our terms and conditions of employment. We seek to continuously improve our hiring, development, advancement and retention of diverse talent and our overall diversity representation.
As of February 28, 2026, our U.S. employees had the following race and ethnicity demographics:

White	42.8%
Hispanic	37.1%
African American	13.1%
Asian	1.6%
Multi-Racial	0.6%
American Indian or Alaska Native	0.8%
Not Stated	3.9%
Approximately 43.9% of our employees are diverse, as reported to the Equal Employment Opportunity Commission.
As of February 28, 2026, our employees had the following gender demographics:

	Women	Men
U.S. Employees	14.4%	85.6%
Global Employees(1)	3.8%	96.2%
(1) Includes employees in Canada.
Additionally, 22.2% of the executive team and 16.7% of our non-employee Board members are female.
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
We believe our employees are critical to the success of our business and we structure our benefits package to attract and retain a highly talented and engaged workforce. We are continuously evolving our programs to adapt to our employees' and their family's needs, and to provide comprehensive health, wellness and quality of life coverage. Our programs vary by location, but most include the following benefits:

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
We review and monitor safety performance closely. Our goal is to achieve zero serious injuries through continued investments in core safety programs and injury reduction initiatives. We utilize a mixture of leading and lagging indicators to assess the health and safety performance of our operations. Lagging indicators include the Occupational Safety & Health Administration: (i) Total Recordable Incident Rate ("TRIR"); (ii) Lost Time (or Lost Workday) Incident Rate ("LTIR") based upon the number of incidents per 100 employees (or per 200,000 work hours); and (iii) Days Away, Restricted or Transferred rate ("DART"). Leading indicators include reporting of all near miss events as well as Environmental, Health and Safety ("EHS") coaching and engagement. In fiscal year 2026, we continued to demonstrate excellence in safety across our 60 plants worldwide, with incident rates as indicated below:

	TRIR	LTIR	DART
AZZ Metal Coatings Segment	1.96	0.53	1.30
AZZ Precoat Metals Segment	1.72	0.36	0.57

Information About Our Executive Officers
The names, ages, and experience of our executive officers as of April 22, 2026 are as follows:

Name	Age	Business Experience of Executive Officers for Past Five Years Position or Office with Registrant or Prior Employer	Held Since
Thomas E. Ferguson	69	President and Chief Executive Officer	2013
Jason Crawford	52	Chief Financial Officer Senior Vice President of Finance — Precoat Metals Senior Vice President of Finance — Sequa Corporation	2024 2022-2024 2020-2022
Tara D. Mackey	56	Chief Legal Officer and Secretary	2014
David Nark	58	Chief Marketing, Communications and Investor Relations Officer	2019
Bryan Stovall(1)	61	Chief Operating Officer — Metal Coatings	2020
Todd Bella(2)	47	President — Metal Coatings Senior Vice President, Western Operations — Metal Coatings Vice President, Western Operations — Metal Coatings Vice President, Eastern Operations — Metal Coatings	2026 2025-2026 2024-2025 2018-2024
Jeffrey Vellines	52	President and Chief Operating Officer — Precoat Metals President — Precoat Metals Senior Vice President of Commercial Operations — Precoat Metals	2025 2024 2021-2024
Haley Graves	55	Vice President of Corporate Human Resources Director of Corporate Human Resources	2024 2022-2024
Roy Gallagher	65	Vice President of Information Technology Director of Enterprise Applications	2024 2013-2024

(1) Bryan Stovall will serve as Chief Operating Officer of Metal Coatings until his retirement date of June 8, 2026.
(2) Effective March 1, 2026, Todd Bella was appointed President — Metal Coatings to succeed Bryan Stovall.
Executive officers are generally elected by the Board of Directors to hold office until the next annual meeting of shareholders or until their successor is elected. No executive officer has any family relationship with any other executive officer of the Company.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our web site, www.azz.com/investor-relations, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The SEC's website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers, including AZZ, that file electronically with the SEC. References to our website in this Annual Report on Form 10-K are provided as a convenience, and the information on our website is not, and shall not be deemed to be a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.
Corporate Governance and Sustainability
Our Company's Board of Directors (the "Board"), with the assistance of its Nominating and Corporate Governance Committee, has adopted Corporate Governance Guidelines that set forth the Board's policies regarding corporate governance and its oversight of the Company's sustainability efforts. In connection with the Board's responsibility to oversee our legal compliance and conduct business based upon a foundation of the highest business ethics and social responsibility, the Board has adopted the following policies:
•Code of Conduct, which applies to the Company's officers, directors and employees;
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
Our business often aligns with the economic environments that we operate within and is subject to seasonality within the annual operating cycle of the business. Our customers may also delay or cancel new or previously planned projects. If there is a downturn in the general economies in which we operate, there could be a material adverse effect on price levels and the quantity of goods and services purchased by our customers, which could adversely impact our sales, consolidated results from operations and cash flows. A number of factors, including financing conditions and potential bankruptcies in the industries we serve, could adversely affect our customers and their ability or willingness to fund their internal projects in the future and pay for services. Certain economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure raw materials and components to meet our customers' demand for our manufactured solutions in the future. Other various factors impact demand for our manufactured solutions, including the price of commodities (such as zinc, natural gas or other commodities), paint, economic forecasts and financial markets. Uncertainty in the economy and financial markets could impact our customers and could, in turn, severely impact the demand for corporate infrastructure projects which could result in a reduction in orders for our manufactured solutions. All of these factors combined together could materially impact our business, financial condition, cash flows and results of operations.
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
The occurrence of catastrophic events, including acts of war, terrorism, or geopolitical conflict; severe weather events and other natural conditions such as earthquakes, tsunamis, hurricanes and other severe weather conditions; or outbreaks of epidemic, pandemic, or contagious diseases, could disrupt economic activity and adversely affect our business. While we operate exclusively in the United States and Canada and do not ship products to foreign locations, ongoing armed conflicts, including those in Ukraine, Iran, Israel, and the broader Middle East, could indirectly impact our operations through disruptions experienced by our customers or suppliers, including their respective contract manufacturers, as well as through broader macroeconomic effects such as volatility in energy and commodity markets, inflationary pressures, or reduced customer demand.
At this time, these conflicts have not materially impacted our operations. However, any escalation, expansion, or prolongation of such conflicts, or the emergence of new conflicts, could adversely affect our future sales, results of operations, or cash flows. In addition, the spread of contagious diseases could adversely affect domestic and global economies and financial markets, and result in an economic downturn that could negatively affect demand for our manufactured solutions. These events are outside of the Company's control, and any of them could have a material adverse effect on our business, financial condition, results of operations, or cash flows in the future.

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
•trade duties and taxes; and
•labor disputes.
We seek to maintain our operating margins by increasing the price of our manufactured solutions in response to increased costs, but we may not be successful in passing these increased costs of operation through to our customers. Even if successful, there is no guarantee the increased price would not negatively affect the volume of future orders. While we are exposed to inflationary pressures for zinc and energy, we evaluate market conditions and follow a general practice of locking in the fixed premiums associated with zinc on annual contracts unless market conditions dictate otherwise, and we enter into energy contracts for natural gas, normally for durations of six to twelve months to reduce risks associated with large fluctuations in these commodities.
No other individual material input cost represents a significant portion of our cost of sales other than those previously discussed. We believe for the remaining input costs any price increase would not be able to significantly affect margins even if the increased costs could not be passed on to our customers.
A failure in our operational information systems, or the occurrence of cyber incidents or cybersecurity attacks at any of our facilities or those of our third-party suppliers and service providers, may adversely affect our financial results. Such incidents or cyber security attacks may also result in faulty business decisions, operational inefficiencies, damage to our reputation or our employee and business relationships, and/or subject us to costs, fines, or lawsuits.
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
As of February 28, 2026, 558 (or 14.8%) of our full-time employees were represented by unions under collective bargaining agreements. Our U.S.-based employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If a large portion of our U.S. workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our operating costs and adversely impact our profitability. Any changes in regulations, the imposition of new regulations, or the enactment of new legislation could have an adverse impact on our business to the extent it becomes easier for workers to obtain union representation.
Changes in labor or employment laws, including minimum wage rules, could increase our costs and may adversely affect our business.
Various federal, state and international labor and employment laws govern our relationship with employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers' compensation rates, leaves of absence, mandated health and other benefits, and citizenship requirements. Significant additional government-imposed increases or new requirements in these areas could materially affect our business, financial condition, operating results or cash flows.
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
Risks Related to Financial Matters and Our Capital Structure
The Company's flexibility to operate its business could be impacted by provisions in its debt obligations.
The Company's debt instruments, consisting of a term loan, a revolving credit facility, and a receivables securitization facility, contain covenants which restrict or prohibit certain actions ("negative covenants"). These restrictions include, but are not limited to, the Company's ability to incur debt, restrictions or limitations on certain liens, capital spending limits, the ability to engage in certain merger, acquisition, or divestiture actions, or to increase dividends beyond a specific level. The Company's debt instruments also contain covenants requiring the Company to, among other things, maintain specified financial ratios. Failure to comply with these negative covenants and affirmative covenants could result in an event of default that, if not cured or waived, could restrict the Company's liquidity and have a material adverse effect on the Company's business or prospects. If the Company does not have enough cash to service its debt or fund other liquidity needs, the Company may be required to take actions such as requesting a waiver from lenders, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. The Company cannot assure that any of these remedies can be effected on commercially reasonable terms or at all.
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
Our level of indebtedness could adversely affect us by decreasing our business flexibility. Our credit agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us. These covenants may limit our ability to optimally operate our business. In addition, our credit agreement requires that we meet certain financial tests, specifically, a leverage ratio test. Our increased indebtedness and these restrictive covenants could adversely affect our ability to:
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
On September 30, 2022, we completed a disposition of 60% of the equity of AIS Investment Holdings LLC, a Delaware limited liability company (the "AVAIL JV"), which consists of our former AZZ Infrastructure Solutions Segment (excluding AZZ Crowley Tubing) (the "AIS Business"), with Fernweh AIS Acquisition LP, a Delaware limited partnership. Pursuant to the terms of the agreement, AZZ no longer has a controlling interest in the AVAIL JV, and therefore the AVAIL JV is operating and will continue to operate independently. As the non-controlling interest holder in the AVAIL JV, our influence on all aspects of the AIS Business will continue to diminish. Accordingly, we might not be able to prevent the AVAIL JV from taking actions adverse to our interests in the AVAIL JV. We cannot exercise sole decision-making authority regarding the AIS Business, including, but not limited to, hiring and retaining employees and executive officers, management of and payments into its multi-employer pension plans, governance issues, entering into new markets or exiting existing markets, making certain acquisitions or dispositions, and other material strategic transactions. Each of these cases could create the potential risk of creating operational issues and/or impasses on decisions at the AVAIL JV-level that are not in our best interest. Additionally, investments in joint ventures or partnerships, such as the AVAIL JV, may, under certain circumstances, involve risks not present when a third-party is not involved, including the possibility that joint venture partners may become bankrupt, fail to fund their share of required capital contributions to various parties, or otherwise struggle operationally or financially. Disputes between AZZ Inc, and our joint venture partner could result in litigation or arbitration that would increase our expense and distract our executive officers and directors from focusing their time and efforts on AZZ Inc.'s business and could result in subjecting the AIS Business to additional risk.
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
We have a defined benefit pension plan which is frozen with respect to benefits and the addition of participants. The funded status and our ability to satisfy the future obligations of the plan is affected by, among other things, changes in interest rates, returns from plan asset investments, and actuarial assumptions including the life expectancies of the plan's participants. As of February 28, 2026, the plan was underfunded, and we have a net pension benefit obligation liability of $15.1 million on our consolidated balance sheet. Our ability to adequately fund or meet our future obligations with respect to the plan could have a material adverse effect on our business, results of operations, financial condition, or cash flows.
A change in a customer's creditworthiness could result in significant accounts receivable write-offs.
As a normal course of business, we extend credit to certain customers. The amount of credit extended to customers is based upon the due diligence performed, including, but not limited to, the review of the potential customer's financial statements and banking information. The Company may perform various credit checks and evaluate the customer's previous payment history. While we do not believe we have significant concentration of sales with any one customer, we have certain larger customers and the extension of credit to these customers could result in a significant amount of credit exposure if there is a sudden or severe change in the customer's creditworthiness. We monitor our outstanding receivables on a regular basis; however, if a customer with large credit exposure is unable to make payment on its outstanding receivables, we could experience a significant write-off of accounts receivable, which could have a material adverse effect on our results of operations, financial condition or cash flows.
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
Our manufacturing processes and services provided to our customers entail inherent risks, including defects. The insurance we carry to mitigate many of these risks may not be adequate to cover future claims or losses. In addition, we are substantially self-insured for workers' compensation, employer's liability, property, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, our business, financial condition and results of operations could be negatively impacted.
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
As of February 28, 2026, we have $515.0 million of gross debt outstanding that bears interest at variable rates that reset periodically and are generally based on the Secured Overnight Financing Rate ("SOFR") or Base Rate, as defined in the credit agreement. We utilize interest rate swaps to mitigate the interest rate risk, and we have hedged approximately one-half of our gross debt outstanding with an interest rate swap that expires on June 30, 2027. Approximately one-half of our gross debt outstanding is unhedged. If interest rates increase, so will our interest costs, which could adversely affect cash flow and the ability to pay principal and interest on our debt and the ability to make distributions to shareholders. In addition, rising interest rates could limit our ability to refinance existing debt when it matures. An increase in interest rates could also affect our ability to make new investments on favorable terms or at all.
We may increase our debt or raise additional capital in the future, which could affect our financial condition, may decrease our profitability or could dilute our shareholders.
We may increase our debt or raise additional equity capital in the future, subject to restrictions in our debt agreements, whether in a private offering or pursuant to our effective shelf registration statement on Form S-3, which we filed on January 10, 2024. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of additional shares of common stock or other equity-linked securities, the terms of the debt or any shares of common stock or other equity-linked securities issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of any new debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, our current shareholders' ownership in the Company would be diluted. If we are unable to raise additional capital when needed, it could affect our financial flexibility, which could negatively affect our shareholders.
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
Our Director of Enterprise Applications leads a dedicated management committee responsible for overseeing cybersecurity matters. The Information Security committee contributes decades of experience in technology, cybersecurity, architecture, and incident response in both the military and private sector with certifications including Certified Information Systems Security Professional ("CISSP"), Certified Ethical Hacker ("CEH"), CompTIA Secure Infrastructure Specialist ("CSIS"), and degrees in cybersecurity, data science, and computer science. Collectively, this team has served in various large, publicly traded companies, implementing and managing robust IT and cybersecurity programs, developing tools, and safeguarding internal networks, business applications, customer-facing applications, and payment systems. This committee consists of members with diverse expertise, including information technology, legal, risk management and finance, who collaborate to provide strategic guidance, evaluate potential risks and ensure the adequacy of our cybersecurity measures. The committee regularly provides updates to senior leadership and the Audit Committee, as well as the full Board, which includes information regarding our cybersecurity program initiatives, program performance, and the reporting provided by third-party service providers.
Item 2. Properties
Our headquarters and executive offices are in leased office spaces in Fort Worth, Texas and St. Louis, Missouri. We also lease office space in several locations related to our operations facilities. As of February 28, 2026, our office and manufacturing operations facilities were as follows:

			Square Footage
Segment	Location	Facilities	Total	Owned	Leased
Metal Coatings	United States	42	3,097,868	2,801,118	296,750
	Canada	4	193,952	186,645	7,307
Precoat Metals	United States	14	3,629,808	3,017,403	612,405
Corporate	United States	2	67,204	—	67,204
Total		62	6,988,832	6,005,166	983,666
We believe that our current facilities are adequate to meet the requirements of our present and foreseeable future operations. See "Part II. Item 8. Financial Statements and Supplementary Data—Note 9" for additional information about our lease obligations. See "Part II. Item 7. Management's Discussion and Analysis—Capital Commitments—Greenfield Aluminum Coil Coating Facility" for information about the newest facility in Washington, Missouri in our AZZ Precoat Metals segment, which became operational during the first quarter of fiscal 2026.
Item 3. Legal Proceedings
AZZ and its subsidiaries are named defendants and plaintiffs in various routine lawsuits incidental to our business. These proceedings include labor and employment claims, use of intellectual property, worker's compensation, environmental matters, and various commercial disputes, all arising in the normal course of business. The outcome of these lawsuits or other proceedings cannot be predicted with certainty, and the amount of any potential liability that could arise with respect to such lawsuits or other matters cannot be predicted at this time. However, management, after consultation with legal counsel, believes it has strong defenses to all these matters and does not expect liabilities, if any, from these claims or proceedings, either individually or in the aggregate, to have a material effect on our financial position, results of operations or cash flows. See "Part II. Item 8. Financial Statements and Supplementary Data—Note 22" for further discussion.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General
Our common stock, $1.00 par value, is traded on the New York Stock Exchange and NYSE Texas, Inc. under the symbol "AZZ". As of April 16, 2026, we had approximately 298 holders of record of our common stock, not including those shares held in street or nominee name. A substantially greater number of holders of our common stock are "street name" or beneficial holders whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
The payment of dividends on our common stock is within the discretion of our Board and is dependent on our earnings, capital requirements, operating and financial condition and other factors. We have a history of paying dividends on common shares on a quarterly basis. In June 2025, our Board increased our quarterly cash dividend to an annual rate of $0.80 per share compared to $0.68 per share. We paid dividends on common shares of $23.1 million, $19.5 million, and $17.0 million for the fiscal years 2026, 2025, and 2024, respectively. Under our credit agreement, we may make dividend payments in an aggregate amount per annum not to exceed 6.0% of market capitalization, so long as no default or event of default shall have occurred and be continuing or would result therefrom. We can make dividend payments under other provisions of the credit agreement as well, subject to the tests and restrictions outlined therein. Any future dividends payments will be reviewed each quarter and declared by the Board at its discretion.
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

The following table outlines our share repurchases under the 2020 Authorization during fiscal year 2026:

Period	Total Number of Share Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Used Under the Plans or Programs
Beginning balance, February 28, 2025				$53,187,452
March 1 through March 31, 2025	—	—	—	53,187,452
April 1 through April 30, 2025	—	—	—	53,187,452
May 1 through May 31, 2025	—	—	—	53,187,452
June 1 through June 30, 2025	—	—	—	53,187,452
July 1 through July 31, 2025	—	—	—	53,187,452
August 1 through August 31, 2025	—	—	—	53,187,452
September 1 through September 30, 2025	—	—	—	53,187,452
October 1 through October 31, 2025	201,416	99.28	201,416	33,191,526
November 1 through November 30, 2025	—	—	—	33,191,526
December 1 through December 31, 2025	—	—	—	33,191,526
January 1 through January 31, 2026	—	—	—	33,191,526
February 1 through February 28, 2026	—	—	—	33,191,526
Total	201,416	$99.28	201,416	$33,191,526

(1) The average price paid per share excludes commissions per share paid in connection with the open market share repurchases.
On January 22, 2026, our Board of Directors authorized a $100 million share repurchase program (the "2026 Share Repurchase Program") pursuant to which we may repurchase our common stock. Repurchases under the 2026 Share Repurchase Program will be made through open market or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when we might otherwise be precluded from doing so.
The following table outlines our share repurchases under the 2026 Share Repurchase Program during fiscal year 2026:

Period	Total Number of Share Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Used Under the Plans or Programs
Beginning balance, January 1, 2026				$100,000,000
January 1 through January 31, 2026	—	—	—	—
February 1 through February 28, 2026	—	—	—	—
Total	—	—	—	$100,000,000
We withhold common stock shares associated with net share settlements to cover employee tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive program. See "Item 8. Financial Statements and Supplementary Data—Note 16" for additional information regarding our equity incentive plans. Currently, share repurchases may not exceed 6% of our market capitalization per fiscal year.
Stock Performance Graph
The following graph illustrates the five-year cumulative total return on investments in our common stock, the S&P 1500 Building Products Industry Index (U.S. Companies) and the Russell 2000 Index (U.S. Companies). Our common stock is listed on the New York Stock Exchange and NYSE Texas, Inc. The shareholder return shown below is not necessarily indicative of future performance. Total shareholder return, as shown, assumes $100 invested on February 28, 2021, in shares of AZZ common stock and each index, all with cash dividends reinvested. The calculations exclude trading commissions and taxes.

Comparison of Five Year-Cumulative Total Returns
Value of $100 Invested on February 28, 2021
For Fiscal Year Ended on the Last Day of February

$300
$250
$200
$150
$100
$50
$0
2021
2022
2023
2024
2025
2026
AZZ Inc.
S&P Composite 1500 Building Industry Products
Russell 2000

	Year Ended
	2/28/2021	2/28/2022	2/28/2023	2/29/2024	2/28/2025	2/28/2026
AZZ Inc.	100.00	96.36	79.57	142.49	188.12	266.16
S&P Composite 1500 Building Industry Products	100.00	113.75	114.12	159.79	171.61	205.13
Russell 2000	100.00	93.05	86.19	93.36	98.27	119.60

Notes:
A.The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.The indices weights are calculated daily, using the market capitalization on the previous trading day.
C.If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.The index level for all series was set to $100 on February 28, 2021.

Item 6. [Reserved]

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
A discussion regarding our financial condition and results of operations as well as our liquidity and capital resources for fiscal year 2025 compared to fiscal year 2024 can be found under "Item 7. Management's Discussion and Analysis" in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025, filed with the SEC on April 21, 2025, which such discussion is hereby incorporated by reference.
Overview
We are a provider of hot-dip galvanizing and coil coating solutions to a broad range of end-markets in North America. We operate three distinct business segments, the AZZ Metal Coatings segment, the AZZ Precoat Metals segment, and the AZZ Infrastructure Solutions segment, which consists of the Company's 40% investment in the AVAIL JV joint venture. Our discussion and analysis of financial condition and results of operations is presented for each of our segments, along with corporate costs and other costs not specifically identifiable to a segment. References herein to fiscal years are to the twelve-month periods that end in February of the relevant calendar year. For example, the twelve-month period ended February 28, 2026 is referred to as "fiscal 2026," "fiscal year 2026", "current year" or "current period", and the twelve-month period ended February 28, 2025 is referred to as "fiscal 2025," "fiscal year 2025," "prior year" or "prior year period."
Business Operations Update
Our results for the year ended February 28, 2026 were favorably impacted primarily by the recognition of equity in earnings for the AVAIL JV, which included the gain from AVAIL's sale of the Electrical Products Group and the Welding Services Business, and by the growth in demand for our manufactured solutions in the electrical, construction and industrial end markets.
The equity in earnings from the AVAIL JV was the primary contributor to net income available to common shareholders of $317.3 million for the year ended February 28, 2026. Our operating results for fiscal 2026, including operating results by segment, are described in the summary on the following page, and detailed descriptions can be found below under “Results of Operations.”
Our operations generated $525.4 million of cash in fiscal 2026. The components of our liquidity and descriptions of our cash flows, capital investments, and other utilities, construction and matters impacting our liquidity and capital resources can be found below under "Liquidity and Capital Resources."
Outlook
While it is difficult to predict future North American economic activity and its impact on the demand for our galvanizing and coil coating solutions, as well the impact that political or regulatory developments may have on us, we have noted several factors below that have impacted or may impact our results of operations during the first quarter of fiscal 2027.
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

Results of Operations
Income before income tax for our operating segments and corporate operations for fiscal 2026 and 2025 was as follows (in thousands):

	Year Ended February 28, 2026
	Metal Coatings(1)	Precoat Metals	Infrastructure Solutions(2)	Corporate(3)(4)	Total
Sales	$758,709	$891,371	$—	$—	$1,650,080
Cost of sales	531,089	724,036	—	—	1,255,125
Gross margin	227,620	167,335	—	—	394,955

Selling, general and administrative(5)	23,982	29,251	130	76,975	130,338
Operating income (loss)	203,638	138,084	(130)	(76,975)	264,617

Interest expense	—	—	—	(55,650)	(55,650)
Equity in earnings of unconsolidated subsidiaries(6)	—	—	209,733	—	209,733
Other income (expense)	(43)	18	—	1,640	1,615
Income (loss) before income tax	$203,595	$138,102	$209,603	$(130,985)	$420,315
See notes on page 23.

	Year Ended February 28, 2025
	Metal Coatings	Precoat Metals	Infrastructure Solutions(2)	Corporate(3)(4)	Total
Sales	$665,107	$912,637	$—	$—	$1,577,744
Cost of sales	464,260	730,804	—	—	1,195,064
Gross margin	200,847	181,833	—	—	382,680

Selling, general and administrative(5)	22,372	34,005	6,737	83,202	146,316
Operating income (loss)	178,475	147,828	(6,737)	(83,202)	236,364

Interest expense	—	—	—	(81,282)	(81,282)
Equity in earnings of unconsolidated subsidiaries	—	—	16,163	—	16,163
Other income (expense)	247	—	—	(809)	(562)
Income (loss) before income tax	$178,722	$147,828	$9,426	$(165,293)	$170,683

(1)
Fiscal year 2026 includes restructuring charges related to the closure of two surface technology facilities in our Metal Coatings segment of $3.8 million. See "Item 8. Financial Statements and Supplementary Data—Note 21."

(2)
Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business. Fiscal year 2025 includes $6.5 million related to legal matters.

(3)	Interest expense and Income tax expense are included under the Corporate heading, as these items are not allocated to the segments.
(4)
Amortization expense for intangible assets are included in Corporate expenses in "Selling, general and administrative" expense as these expenses are not allocated to the segments. Fiscal year 2025 also includes an accrual related to a legal settlement and accrual related to a non-operating entity of $3.5 million, as well as retirement and other severance expenses of $3.7 million.

(5)
Fiscal year 2026 includes stock-based compensation expense recognized upon the adoption of the Executive Retiree LTI Program of $2.2 million, of which $0.4 million and $1.8 million are included in Metal Coatings and Corporate, respectively. Fiscal year 2025 includes an accrual related to a legal settlement and accrual related to a non-operating entity of $3.5 million, as well as retirement and other severance expenses of $3.7 million.

(6)
During the first quarter of fiscal 2026, AVAIL completed the sale of the Electrical Products Group ("EPG"). During the fourth quarter of fiscal 2026, AVAIL completed the sale of the majority of its Welding Services Business ("WSI"). Equity in earnings for the year ended February 28, 2026 includes $204.5 million, consisting of a net gain related to the sale of the EPG and WSI, partially offset by the recognition of an impairment loss on the AVAIL JV, a prior period adjustment for accounting errors within the Brazil operations of the AVAIL JV, and an adjustment related to a change in AVAIL's transfer pricing policy. For further information, see "Item 8. Financial Statements and Supplementary Data—Note 18."

For the fiscal year ended February 28, 2026, we recorded sales of $1.65 billion, compared to prior year's sales of $1.58 billion. Of total sales for fiscal 2026, 46.0% were generated from the AZZ Metal Coatings segment and 54.0% of sales were generated from the AZZ Precoat Metals segment. Net income for fiscal 2026 was $317.3 million, compared to $128.8 million for fiscal 2025. Net income as a percentage of sales was 19.2% for fiscal 2026 as compared to 8.2% for fiscal 2025. Diluted earnings per common share increased by 486.6%, to $10.50 per share for fiscal 2026, compared to $1.79 per share for fiscal 2025. The increase was primarily due to equity in earnings from the AVAIL JV and the redemption of the Series A Preferred Stock in the prior year. See "Liquidity and Capital Resources—AVAIL JV and —Series A Convertible Preferred Stock."
Sales
Sales for the AZZ Metal Coatings segment increased $93.6 million, or 14.1%, to $758.7 million, from the prior year's sales of $665.1 million. The increase in sales was primarily due to $110.4 million resulting from higher volume of steel processed, mainly due to increases in the construction, electrical, industrial, and transportation end markets, and an increase in other sales of $1.8 million. The increase was partially offset by a decrease in average selling price of $18.6 million due to product mix.
Sales for the AZZ Precoat Metals segment decreased $21.3 million, or 2.3%, to $891.4 million, from the prior year's sales of $912.6 million. The decrease in sales was primarily due to a lower volume of coil coated during fiscal 2026, mainly due to decreases in construction and transportation end markets. The decrease was partially offset by an increase in average selling price due to vendor price increases that were passed through to the customer.
Operating Income
Operating income for the AZZ Metal Coatings segment increased $25.2 million, or 14.1%, for fiscal 2026, to $203.6 million, as compared to $178.5 million for the prior year. The increase is primarily due to net increase in sales as described above, offset by higher cost of sales and selling, general and administrative expenses. Cost of sales increased $66.8 million, primarily due to higher sales volumes and an increase in zinc, labor, and overhead costs. The increase in selling, general and administrative expense was primarily due to higher employee related costs.
Operating income for the AZZ Precoat Metals segment decreased $9.7 million, or 6.6%, for fiscal 2026, to $138.1 million, as compared to $147.8 million for the prior year. The decrease is primarily due to the decrease in sales as described above, partially offset by a decrease in cost of sales, primarily driven by lower cost of labor and materials (mainly due to lower volume). Selling, general and administrative expense decreased due to lower employee related costs and other indirect costs.
Operating loss for the AZZ Infrastructure solutions segment was $0.1 million compared to an operating loss of $6.7 million for the prior year, an improvement of $6.6 million for fiscal 2026. The operating loss was lower due to the prior year recognition of $1.2 million in litigation fees and the write-off of $5.2 million for a disputed receivable that was retained following the sale of the AIS business. For additional detail, see "Item 8. Financial Statements and Supplementary Data—Note 22."
Corporate Expenses
Corporate expenses decreased $6.2 million, to $77.0 million for fiscal 2026, compared to $83.2 million for fiscal 2025. The decrease is primarily due to decreases in salaries and wages, professional fees and legal expenses.
Interest Expense
Interest expense for fiscal 2026 decreased $25.6 million, to $55.7 million, as compared to $81.3 million in fiscal 2025. The decrease is primarily attributable to a decrease of $235.9 million in our weighted average debt outstanding and a decrease in the weighted average interest rate of 160 basis points. The decrease is offset by lower capitalized interest of $6.1 million in the current year associated with the new coil coating facility in Washington, Missouri, which became operational during the first quarter of fiscal 2026. See "Liquidity and Capital Resources—Greenfield Aluminum Coil Coating Facility" below for more information.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated subsidiaries for the current period increased $193.6 million, to $209.7 million, compared to $16.2 million in the prior year period. The increase is due to a net gain from the sale of the Electrical Products Group and WSI, partially offset by an impairment loss recognized on the AVAIL JV in the second quarter of fiscal 2026, a prior period adjustment for accounting errors within the Brazil operations of the AVAIL JV, and lower earnings following the sale of the Electrical Products Group and WSI. See "Liquidity and Capital Resources—AVAIL JV" below for more information about the AVAIL JV.

Other (Income) Expense, Net
Other income, net was $1.6 million for fiscal 2026, compared to other expense, net of $0.6 million for fiscal 2025. The increase in income is primarily due to foreign currency gains primarily attributed to our operations in Canada, and increased interest income in the current year.
Income Taxes
The effective tax rate was flat at 24.5% for fiscal 2026 compared to fiscal 2025. In the current year, the effective tax rate was negatively impacted by an increase in state tax expense from our investment in the AVAIL JV, partially offset by higher R&D tax credits related to the construction of the new aluminum coil coating facility in Washington, Missouri. In the prior year, the effective tax rate was negatively impacted by non-deductible items such as compensation limited by IRC Sec. 162(m), meals and entertainment subject to the 50% limitation under IRC Sec. 274(n) and higher state tax expense, net of federal benefit.
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
As of February 28, 2026, our total liquidity of $358.8 million, consisted of $358.1 million of available capacity under our Revolving Credit Facility and Receivables Securitization Facility, and cash and cash equivalents of $0.7 million.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Year Ended February 28,
	2026	2025
Net cash provided by operating activities	$525,446	$249,909
Net cash used in investing activities	$(91,482)	$(114,997)
Net cash used in financing activities	$(434,122)	$(138,695)
Net cash provided by operating activities for fiscal 2026 increased by $275.5 million, compared to fiscal 2025, primarily due to:
•an increase in cash distributions from the AVAIL JV of $260.7 million, following AVAIL's sale of its EPG and WSI businesses,
•an increase in net income of $188.4 million, primarily due to an increase in equity in earnings from the AVAIL JV,
•an increase in cash flows from deferred income taxes of $24.9 million, primarily due to cash tax savings from the enactment of the One Big Beautiful Bill Act on July 4, 2025, as well as an increase in book over tax basis related to goodwill and the deductibility of interest expense that had previously been capitalized for tax purposes,
•an increase in cash flows from long-term assets and liabilities of $7.1 million, primarily due to increases in long-term lease liabilities, partially offset by a decrease in pension liability, and
•an increase in non-cash expenses of $4.5 million, primarily due to additional depreciation expense, partly due to the new aluminum coil coating facility in Washington, Missouri and restructuring charges related to two locations in our AZZ Metal Coatings segment, partially offset by a decrease in bad debt expense, due to a write-off of a receivable in the prior year related to the AZZ Infrastructure Solutions segment, and a gain on the sale of property, plant and equipment in the current year, partially offset by
•an increase in non-cash equity in earnings from the AVAIL JV of $193.6 million, primarily due to equity in earnings related to the AVAIL JV's sale of its EPG and WSI businesses, and
•a decrease in cash from working capital of $16.5 million, related to decreases in accounts payable and accrued expenses, coupled with increases in accounts receivable, inventories and other receivables, partially offset by decreases in contract assets.
Cash flows used in investing activities for fiscal 2026 decreased by $23.5 million, compared to fiscal 2025, primarily due to:

•a decrease of $35.1 million in the purchase of property, plant and equipment, primarily due to costs in the prior year associated with the new aluminum coil coating facility in Washington, Missouri, which became operational during fiscal 2026,
•an increase of $4.9 million in proceeds from the sale of property plant and equipment,
•an increase of $13.6 million in proceeds from return of investment from the AVAIL JV, partially offset by
•an increase of $30.1 million in cash used to acquire a facility in Canton, Ohio, in our Metal Coatings segment.
Cash flows used in financing activities for fiscal 2026 increased by $295.4 million, compared to fiscal 2025, primarily due to:
•an increase in net payments on long term debt and finance leases liabilities of $426.7 million,
•an increase in share repurchases of $20.0 million, due to the shares repurchased under the 2020 Authorization in the current year, and
•a decrease in proceeds from issuance of common stock of $307.9 million, due to the April 2024 Secondary Public Offering in the prior year, partially offset by
•a decrease in cash used for redemption of preferred stock of $308.9 million, due to the redemption of the Series A Preferred Stock in the prior year, and
•an increase in proceeds from our accounts receivables securitization facility of $150.0 million.
Net cash provided by operating activities for fiscal 2025 increased by $5.4 million, compared to fiscal 2024, primarily due to:
•an increase in net income of $27.2 million,
•an increase in non-cash expenses of $11.6 million, primarily due to additional depreciation expense, coupled with an increase in bad debt expense, due to a write-off of a receivable related to the AZZ Infrastructure Solutions segment, and an increase in stock-based compensation expense,
•an increase in cash distributions from the AVAIL JV of $9.5 million, primarily due to a full year of operations for the AVAIL JV,
•an increase in cash flows from deferred income taxes of $3.3 million, partially offset by
•a decrease in cash from working capital of $36.9 million, primarily related to increases in contract assets, inventories and accounts receivable, partially offset by increases in accounts payable and accrued expenses.
•a decrease in cash flows from long-term assets and liabilities of $8.4 million, and
•an increase in non-cash equity in earnings from the AVAIL JV of $0.8 million.
Cash flows used in investing activities for fiscal 2025 increased by $19.9 million, compared to fiscal 2024, primarily due to:
•an increase of $20.8 million in the purchase of property, plant and equipment, primarily due to costs associated with the new aluminum coil coating facility in Washington, Missouri, partially offset by
•an increase of $0.8 million in proceeds from the sale of property plant and equipment.
Cash flows used in financing activities for fiscal 2025 decreased by $9.2 million, compared to fiscal 2024, primarily due to:
•an increase in proceeds from issuance of common stock of $309.1 million, due to the April 2024 Secondary Public Offering,
•a decrease of $8.3 million for the payment of dividends on common and preferred shares, primarily due to the repayment of the Series A Preferred Stock in fiscal 2025, and
•a decrease in net payments on long term debt and finance leases liabilities of $4.4 million, partially offset by
•an increase in cash used for redemption of preferred stock of $308.9 million, due to the redemption of the Series A Preferred Stock in the prior year,
•an increase of $3.5 million in income taxes paid related to issuance of common shares under stock-based plans, primarily due to the increase in the Company's stock price.
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
The 2022 Credit Agreement includes the following significant terms:
i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company; as of February 28, 2026, the outstanding balance of the Term Loan B was $335.0 million;
ii.provides for a maximum senior secured Revolving Credit Facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 13, 2027;
iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;
iv.borrowings under the Term Loan B bear an interest rate of Secured Overnight Financing Rate ("SOFR") plus 1.75% and the Revolving Credit Facility bears a leverage-based rate with various tiers between 1.75% and 2.75%; as of February 28, 2026 , the interest rate was SOFR plus 1.75%;
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
Accordingly, the receivables transferred to the SPE will remain on our consolidated balance sheet within trade accounts receivable and contract assets, and the Receivables Securitization Facility is included in "Long-term debt, net." The Receivables Securitization Facility has a limit of $150.0 million and is due July 10, 2028. As of February 28, 2026, the total amount of receivables pledged under the facility was $247.9 million, consisting of $136.5 million in trade accounts receivable and $111.4 million in contract assets, with outstanding borrowings of $130.0 million. The interest rate on the Receivables Securitization Facility is one-month SOFR plus 0.95%.

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
The weighted average interest rate for our outstanding debt, including the Revolving Credit Facility, the Term Loan B, and Receivables Securitization Facility was 5.94% and 7.54% as of February 28, 2026 and 2025, respectively. We are also obligated to pay a leverage-based commitment fee with various tiers between 0.20% and 0.30% per year for unused amounts under the Revolving Credit Facility. As of February 28, 2026, the commitment fee rate was 0.20%.
Our 2022 Credit Agreement requires us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 4.5. We are also required to maintain certain covenants under the Receivables Securitization Facility. As of February 28, 2026, we were in compliance with all covenants and other requirements set forth in the 2022 Credit Agreement and the Receivables Securitization Facility.
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
Dividends
The Series A Preferred Stock accumulated a 6.0% dividend per annum, or $15.00 per share per quarter. Dividends were payable in cash or in kind, by accreting and increasing the Series A Base Amount ("PIK Dividends"). Dividends were payable on the sum of (i) the aggregate liquidation preference amount of $240.0 million plus (ii) any PIK Dividends. Dividends were accrued daily and paid quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year. Following the calendar quarter ending June 30, 2027, we were not able to elect PIK Dividends and dividends on the Series A Preferred Stock were required to be paid in cash. All dividends were paid in cash through May 9, 2024, at which time the Series A Preferred Stock was redeemed. The dividend would have increased annually by one percentage point, beginning with the dividend payable for the calendar quarter ending September 30, 2028. Dividends declared and paid for the fiscal year ended February 28, 2025 was $3.6 million.
Letters of Credit
As of February 28, 2026, we had outstanding letters of credit in the amount of $12.0 million. These standby letters of credit are primarily issued to support insurance deductibles and other collateral requirements.
Interest Rate Swap
We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap agreements to convert a portion of our variable-rate debt to a fixed rate. On September 27, 2022, we entered into a fixed-rate interest rate swap agreement, which was subsequently amended on October 7, 2022. The 2022 Swap was terminated on June 30, 2025.
Simultaneous to the termination of the 2022 Swap, we entered into a new fixed-rate interest rate swap agreement on June 30, 2025. The 2025 Swap converts the SOFR-based component of the interest rate to 3.759%. As of February 28, 2026, the 2025 Swap resulted in a total fixed rate of 5.509%. The 2025 Swap had an initial notional amount of $290.0 million and a maturity date of June 30, 2027. The objective of the 2025 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2025 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2025 Swap are recognized in interest expense.
Other
We plan to contribute $6.1 million to our pension plan during fiscal 2027. See "Item 8. Financial Statements and Supplementary Data—Note 15" for a discussion of our employee benefit plans.
As of February 28, 2026, we had $515.0 million of debt outstanding, with varying maturities through fiscal 2030. We had approximately $358.1 million of additional credit available as of February 28, 2026.
Capital Commitments—Greenfield Aluminum Coil Coating Facility
We have expanded our coatings capabilities through the construction of a new 25-acre aluminum coil coating facility in Washington, Missouri, which became operational during the first quarter of fiscal 2026. The new greenfield facility is included in the AZZ Precoat Metals segment and is supported by a take-or-pay contract for approximately 75% of the output from the new plant. We expect to spend approximately $122.8 million in capital payments related to the project, of which $113.6 million was paid prior to fiscal 2026 and approximately $7.8 million was paid during fiscal year 2026. The remaining balance of $1.4 million is expected to be paid in the first quarter of fiscal 2027.
AVAIL JV
We account for our 40% interest in the AVAIL JV under the equity method of accounting and include our equity in earnings as part of the AZZ Infrastructure Solutions segment. We record our equity in earnings in the AVAIL JV on a one-month lag.
In May 2025, Avail Infrastructure Solutions ("AVAIL"), in which we have an unconsolidated investment through the AVAIL JV, completed the sale of its electrical enclosures, switchgear, and bus systems businesses (the "Electrical Products Group" or "EPG"). During the first quarter of fiscal 2026, we received a distribution of cash from the AVAIL JV of $273.2 million. We classified the distribution as an operating activity in the statement of cash flows, in accordance with our policy to apply the cumulative earnings approach for the classification of distributions.
Subsequent to AVAIL’s sale of EPG, management identified events and circumstances indicating that the fair value of our investment in the AVAIL JV may have fallen below its carrying value on an other-than-temporary basis. These indicators arose principally from the significant business divestiture by AVAIL and a corresponding reduction in AVAIL's projected future earnings. In response, management performed a recoverability analysis of our investment in the AVAIL JV. Management estimated the fair value of our 40% interest in the AVAIL JV and concluded that the decline in fair value was other-than-temporary. Accordingly, we recorded an impairment charge of $45.9 million during the second quarter of fiscal 2026 to write down the carrying value of our investment in the AVAIL JV.
In December 2025, AVAIL completed the sale of the majority of WSI. In addition, during the fourth quarter of fiscal 2026, we received a cash distribution of $13.6 million from the AVAIL JV. We classify cash flows from distributions using the cumulative earnings method. Cash received is classified as return on investment in operating cash flows to the extent that cumulative earnings exceeds cumulative distributions, less distributions received in prior periods that were deemed returns of investment. During the year ended February 28, 2026, we received $286.8 million in distributions, and $273.2 million were deemed to be return on investment and reflected in cash flows from operating activities, and $13.6 million were deemed to be return of investment and reflected in cash flows from investing activities.
As of February 28, 2026, management believes the carrying value of the investment in the AVAIL JV is recoverable based on AVAIL's current financial position. We will continue to monitor the AVAIL JV for any indicators of impairment, and if further declines in the fair value occur and are deemed other-than-temporary, additional write-downs will be recorded.
During the year ended February 28, 2026, AVAIL recorded a prior period adjustment for accounting errors within the Brazil operations of the AVAIL JV. We recorded our proportionate share of the adjustment during the fourth quarter of fiscal year 2026. Our share of the adjustment was approximately $9.6 million and is included in “Equity in earnings of unconsolidated joint ventures” in our consolidated statement of operations. The adjustment is comprised of $1.2 million related to the full year ended February 28, 2026 and $8.4 million related to prior periods. Management performed an out of period analysis and concluded that the adjustment was not material to any previously issued financial statements or to the Company’s consolidated financial statements for the year ended February 28, 2026.

As of February 28, 2026, our investment in the AVAIL JV was $20.0 million. For the year ended February 28, 2026, we recorded $209.7 million of equity in earnings, which consists of 1) a net gain of $261.8 million from the sale of the EPG and WSI, 2) $3.4 million of equity in earnings from the AVAIL JV's operations for the year ended February 28, 2026, offset by 3) an impairment loss of $45.9 million on the AVAIL JV recognized during the second quarter of fiscal 2026, and 4) an adjustment of $9.6 million related to accounting errors identified within the Brazil operations of the AVAIL JV.
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
On January 22, 2026, our Board of Directors authorized a $100 million share repurchase program (the "2026 Share Repurchase Program") pursuant to which we may repurchase our common stock. Repurchases under the 2026 Share Repurchase Program will be made through open market or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when we might otherwise be precluded from doing so.
During fiscal 2026, we repurchased 201,416 shares of common stock in the amount of $20.0 million at an average purchase price of $99.28 under the 2020 Share Authorization. As of February 28, 2026, there was $33.2 million remaining to repurchase shares under the 2020 Authorization. During fiscal 2026, we did not repurchase any shares under the 2026 Share Repurchase Program. As of February 28, 2026, there was $100.0 million remaining to repurchase shares under the 2026 Share Repurchase Program. Currently, share repurchases may not exceed 6% of our market capitalization per fiscal year.
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
Off-Balance Sheet Arrangements and Contractual Commitments
As of February 28, 2026, we did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
As of February 28, 2026, we had non-cancelable forward contracts to purchase approximately $97.1 million of zinc and $7.3 million of natural gas at various volumes and prices. All such contracts expire in fiscal 2027.
As of February 28, 2026, we had outstanding letters of credit in the amount of $12.0 million. These standby letters of credit are primarily issued to support insurance deductibles and other collateral requirements.
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
If no impairment indicators are present, we may first perform a qualitative assessment of goodwill to determine whether a quantitative assessment is necessary. If we perform a quantitative assessment for the annual goodwill impairment test, then we use the income approach. The income approach uses Level 3 fair value inputs, such as future cash flows and estimated terminal values for our reporting units that are discounted using a market participant perspective to determine the fair value of the reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates, discounted by an estimated weighted-average cost of capital derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint. A significant change in events, circumstances or any of these assumptions could result in an impairment of goodwill. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to manufactured solutions we offer to the construction, industrial, consumer, transportation, electrical, and utility markets, changes in economic conditions of these various markets, assumptions about future sales, zinc and natural gas prices, operating costs, margins and the availability of experienced labor and management to implement our growth strategies.
Long-lived assets and Intangible assets
Long-lived assets, including property and equipment and intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Indefinite-lived intangible assets are evaluated for impairment annually as of December 31, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Impairment is measured by a comparison of the carrying amount to the estimated undiscounted cash flows to be generated by those assets. If the undiscounted cash flows are less than the carrying amount, we record impairment losses for the excess of their carrying value over the estimated fair value.
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
Business Combinations
Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management judgement and the use of key assumptions and estimates, particularly regarding projected future cash flows and applicable discount rates. These assumptions and estimates are based upon available information that may be subject to further refinement over the purchase accounting period of one year.
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
In calculating adjusted net income and adjusted earnings per share, management excludes: 1) intangible asset amortization, 2) restructuring charges, 3) certain legal settlements and accruals, 4) retirement and other severance expenses, 5) redemption premium on Series A Preferred Stock, 6) additional stock compensation expense related to the adoption of our executive retiree long-term incentive program, and 7) certain adjustments related to the Company's unconsolidated joint venture from the reported GAAP measure. Management defines Adjusted EBITDA as adjusted net income excluding depreciation, amortization, interest and provision for income taxes. Management believes Adjusted EBITDA is used by investors to analyze operating performance and evaluate the Company's ability to incur and service debt, as well as its capacity for making capital expenditures in the future.
Management provides non-GAAP financial measures for informational purposes and to enhance understanding of the Company's GAAP consolidated financial statements. Readers should consider these measures in addition to, but not instead of or superior to, the Company's financial statements prepared in accordance with GAAP, and undue reliance should not be placed on these non-GAAP financial measures. Additionally, these non-GAAP financial measures may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
The following tables provide a reconciliation for the years ended February 28, 2026 and 2025 between the non-GAAP Adjusted Earnings Measures to the most comparable measures, calculated in accordance with GAAP (in thousands, except per share data):

Adjusted Net Income and Adjusted Earnings Per Share

	Year Ended February 28,
	2026		2025
	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)
Net income	$317,260		$128,833
Less: Series A Preferred Stock Dividends	—		(1,200)
Less: Redemption premium on Series A Preferred Stock	—		(75,198)
Net income available to common shareholders(2)	317,260		52,435
Impact of Series A Preferred Stock dividends(2)	—		1,200
Net income and diluted earnings per share for Adjusted net income calculation(2)	317,260	$10.50	53,635	$1.79
Adjustments:
Amortization of intangible assets	23,083	0.76	23,111	0.77
Restructuring charges(3)	3,827	0.13	—
Legal settlement and accrual(4)	—	—	9,949	0.33
Retirement and other severance expense(5)	—	—	3,741	0.12
Redemption premium on Series A Preferred Stock(6)	—	—	75,198	2.50
Executive retiree long-term incentive program(7)	2,185	0.07	—	—
AVAIL JV equity in earnings adjustment(8)	(204,474)	(6.77)	—	—
Subtotal	(175,379)	(5.81)	111,999	3.72
Tax impact(9)	45,241	1.50	(8,832)	(0.29)
Total adjustments	(130,138)	(4.31)	103,167	3.42
Adjusted net income and adjusted earnings per share (non-GAAP)	$187,122	$6.19	$156,802	$5.20

Weighted average shares outstanding—Diluted for Adjusted earnings per share(2)		30,211		30,134
See notes on page 35.
Adjusted EBITDA

	Year Ended February 28,
	2026	2025
Net income	$317,260	$128,833
Interest expense	55,650	81,282
Income tax expense	103,055	41,850
Depreciation and amortization	90,056	82,205
Adjustments:
Restructuring charges(3)	3,827	—
Legal settlement and accrual(4)	—	9,949
Retirement and other severance expense(5)	—	3,741
Executive retiree long-term incentive program(7)	2,185	—
AVAIL JV equity in earnings adjustment(8)	(204,474)	—
Adjusted EBITDA (non-GAAP)	$367,559	$347,860
See notes on page 35.

Adjusted EBITDA by Segment

The following table outlines adjusted EBITDA for our reportable segments and corporate operations:

	Year Ended February 28, 2026
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$203,595	$138,102	$209,603	$(234,040)	$317,260
Interest expense	—	—	—	55,650	55,650
Income tax expense	—	—	—	103,055	103,055
Depreciation and amortization	27,723	38,059	—	24,274	90,056
Adjustments:
Restructuring charges(3)	3,827	—	—	—	3,827
Executive retiree long-term incentive program(7)	358	—	—	1,827	2,185
AVAIL JV equity in earnings adjustment(8)	—	—	(204,474)	—	(204,474)
Adjusted EBITDA (non-GAAP)	$235,503	$176,161	$5,129	$(49,234)	$367,559
See notes on page 35.

	Year Ended February 28, 2025
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$178,722	$147,828	$9,426	$(207,143)	$128,833
Interest expense	—	—	—	81,282	81,282
Income tax expense	—	—	—	41,850	41,850
Depreciation and amortization	26,640	31,185	—	24,380	82,205
Adjustments:
Legal settlement and accrual(4)	—	—	6,466	3,483	9,949
Retirement and other severance expense(5)	—	—	—	3,741	3,741
Adjusted EBITDA (non-GAAP)	$205,362	$179,013	$15,892	$(52,407)	$347,860
See notes on page 35.

Debt Leverage Ratio Reconciliation

	Trailing Twelve Months Ended
	February 28, 2026	February 28, 2025
Gross debt	$515,000	$900,250
Less: Cash per bank statement	(13,227)	(12,670)
Add: Finance lease liability	13,746	6,647
Consolidated indebtedness	$515,519	$894,227

Net income	$317,260	$128,833
Depreciation and amortization	90,056	82,205
Interest expense	55,650	81,282
Income tax expense	103,055	41,850
EBITDA	566,021	334,170
Cash items(10)	5,426	15,325
Non-cash items(11)	14,832	12,161
Equity in earnings, net of distributions	(209,733)	(3,598)
Adjusted EBITDA per Credit Agreement	$376,546	$358,058

Net leverage ratio	1.4x	2.5x

(1)	Earnings per share amounts included in the "Adjusted Net Income and Adjusted Earnings Per Share" table above may not sum due to rounding differences.
(2)
For the year ended February 28, 2025, diluted earnings per share is based on weighted average shares outstanding of 29,344, as the Series A Preferred Stock that was redeemed May 9, 2024 is anti-dilutive for this calculation. The calculation of adjusted diluted earnings per share is based on weighted average shares outstanding of 30,134, as the Series A Preferred Stock is dilutive to adjusted diluted earnings per share. Adjusted net income for adjusted earnings per share also includes the addback of Series A Preferred Stock dividends for the period noted above. For further information regarding the calculation of earnings per share, see "Item 8. Financial Statements and Supplementary Data—Note 14."

(3)	Includes restructuring charges related to the closure of two surface technology facilities in our Metal Coatings segment. See "Item 8. Financial Statements and Supplementary Data—Note 21."
(4)
For the year ended February 28, 2025, consists of a $3.5 million legal settlement and accrual related to a non-operating entity, and is classified as "Corporate" in our operating segment disclosure and $6.5 million for the write off of receivable and related legal fees due to the unfavorable resolution of a litigation matter related to the AIS segment that was retained following the sale of the AIS business. See "Item 8. Financial Statements and Supplementary Data—Note 22."

(5)	Related to retention and transition of certain executive management employees.
(6)	On May 9, 2024, we redeemed AZZ's Series A Preferred Stock. The redemption premium represents the difference between the redemption amount paid and the book value of the Series A Preferred Stock.
(7)
During the year ended February 28, 2026, we recognized additional stock-based compensation expense of $2.2 million upon the adoption of the Executive Retiree Long-term Incentive Program. For further information regarding the adoption of the ERP, see "Item 8. Financial Statements and Supplementary Data—Note 16."

(8)
During fiscal year 2026, AVAIL completed the sale of EPG and WSI. The year ended February 28, 2026 includes the net gain related to the sale of EPG and WSI, partially offset by the recognition of an impairment loss on the AVAIL JV, a prior period adjustment for accounting errors within the Brazil operations for the AVAIL JV and an adjustment related to a change in AVAIL's transfer pricing policy. For further information, see "Item 8. Financial Statements and Supplementary Data—Note 18."

(9)
For the year ended February 28, 2026, the non-GAAP effective tax rate is 24.0% for amortization of intangible assets, restructuring charges, and executive retiree long-term incentive program, and is 25.5% for the AVAIL JV equity in earnings adjustment. For the year ended February 28, 2025, the non-GAAP effective tax rate is 24.0% for all adjustments, except the Redemption premium on Series A Preferred Stock, which is not tax effected.

(10)	Cash items include certain legal settlements, accruals, retirement and other severance expenses, and restructuring charges associated with the Metal Coatings segment.
(11)	Non-cash items include stock-based compensation expense.

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
Interest Rates
We had $515.0 million of gross variable-rate debt outstanding as of February 28, 2026 under our revolving credit facility, Term Loan B and Receivables Securitization Facility. We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap agreements to convert a portion of our variable-rate debt to a fixed rate. Our interest rate swap eliminates the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates, and is designated as a cash flow hedge. We are subject to future interest rate fluctuations for the unhedged portion of our borrowings, which could potentially have a negative impact on our results of operations, financial position or cash flows.
Foreign Exchange Rates
The Company's foreign exchange exposures result primarily from intercompany balances, sale of manufactured solutions in foreign currencies, foreign currency denominated purchases, employee-related and other costs of running operations in foreign countries. As of February 28, 2026, the Company had exposure to foreign currency exchange rates related to our operations in Canada.
Sensitivity Analysis
The weighted average balance of variable interest debt outstanding, less the portion that is fixed through our interest rate swap agreement, was $297.7 million and $370.6 million as of February 28, 2026 and February 28, 2025, respectively. We estimate that a hypothetical 10% increase in interest rates from their current level would have increased interest expense by $1.8 million and $2.9 million during fiscal 2026 and 2025, respectively. We do not believe that a hypothetical change of 10% of the currency exchange rates that are currently in effect or a change of 10% of commodity prices would have a significant adverse effect on our results of operations, financial position, or cash flows. However, there can be no assurance that either interest rates, foreign exchange rates or commodity prices will not change in excess of the 10% hypothetical amount or that we would be able to pass along rising costs of commodity prices to our customers, and such hypothetical change, if it occurred, could have an adverse effect on our results of operations, financial position, and cash flows.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
AZZ Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of AZZ Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2026 and February 28, 2025, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 22, 2026 expressed an unqualified opinion.

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

Critical audit matters
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

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2019.

Dallas, Texas
April 22, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
AZZ Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of AZZ Inc. (a Texas corporation) and subsidiaries (the “Company”) as of February 28, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 28, 2026, and our report dated April 22, 2026 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
/s/ GRANT THORNTON LLP
Dallas, Texas
April 22, 2026

AZZ INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	As of
	February 28, 2026	February 28, 2025
Assets
Current assets:
Cash and cash equivalents	$705	$1,488
Trade accounts receivable, net of allowance for credit losses of $144 and $419 at February 28, 2026 and February 28, 2025, respectively	142,648	135,149
Other receivables	18,990	12,932
Inventories	113,413	112,313
Contract assets	112,785	106,507
Prepaid expenses and other	6,827	7,055
Total current assets	395,368	375,444
Property, plant and equipment, net	609,305	592,941
Right-of-use assets	59,564	25,951
Goodwill	714,753	703,863
Deferred tax assets	1,383	3,620
Intangible assets, net	409,738	421,850
Investment in AVAIL joint venture	19,960	99,379
Other assets	3,403	4,053
Total assets	$2,213,474	$2,227,101
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$114,590	$106,471
Income taxes payable	387	602
Accrued salaries and wages	33,847	37,742
Other accrued liabilities	74,771	68,428
Lease liability, short-term	8,679	7,749
Total current liabilities	232,274	220,992
Long-term debt, net	477,738	852,365
Lease liability, long-term	51,969	19,012
Deferred tax liabilities	73,924	42,819
Other long-term liabilities	40,538	46,418
Total liabilities	876,443	1,181,606
Commitments and contingencies (Note 22)
Shareholders’ equity:
Common stock, $1 par value; 100,000 shares authorized; 29,880 and 29,913 shares issued and outstanding at February 28, 2026 and February 28, 2025, respectively	29,880	29,913
Capital in excess of par value	431,155	418,004
Retained earnings	883,544	609,158
Accumulated other comprehensive loss	(7,548)	(11,580)
Total shareholders' equity	1,337,031	1,045,495
Total liabilities and shareholders' equity	$2,213,474	$2,227,101

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Sales	$1,650,080	$1,577,744	$1,537,589
Cost of sales	1,255,125	1,195,064	1,174,128
Gross margin	394,955	382,680	363,461

Selling, general and administrative	130,338	146,316	141,861
Operating income	264,617	236,364	221,600

Interest expense, net	(55,650)	(81,282)	(107,065)
Equity in earnings of unconsolidated subsidiaries	209,733	16,163	15,407
Other income (expense), net	1,615	(562)	161
Income before income taxes	420,315	170,683	130,103
Income tax expense	103,055	41,850	28,496
Net income	317,260	128,833	101,607
Series A Preferred Stock Dividends	—	(1,200)	(14,400)
Redemption premium on Series A Preferred Stock	—	(75,198)	—
Net income available to common shareholders	$317,260	$52,435	$87,207

Basic earnings per common share	$10.59	$1.80	$3.48
Diluted earnings per common share	$10.50	$1.79	$3.46

Weighted average shares outstanding—Basic	29,955	29,086	25,041
Weighted average shares outstanding—Diluted	30,211	29,344	25,209

Cash dividends declared per common share	$0.77	$0.68	$0.68

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Net income available to common shareholders	$317,260	$52,435	$87,207
Other comprehensive income (loss):
Foreign currency translation adjustments:
Unrealized translation gain (loss)	2,539	(2,701)	(57)
Unrealized translation gain (loss) for unconsolidated subsidiary, net of tax(1)	820	(1,806)	1,418
Net pension actuarial gain (loss), net of tax(2)	1,794	(403)	(303)
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized gain (loss) on interest rate swap, net of tax(3)	(622)	153	3,321
Amounts reclassified from accumulated other comprehensive income to earnings, net of tax(4)	(510)	(2,951)	(3,667)
Unrealized gain (loss) on interest rate swap, net of tax for unconsolidated subsidiary(5)	11	22	(33)
Other comprehensive income (loss)	4,032	(7,686)	679
Comprehensive income	$321,292	$44,749	$87,886

(1)
Unrealized translation gain (loss) for unconsolidated subsidiary is related to the Company's unconsolidated investment in the AVAIL JV and represents the Company's 40% interest in this amount. Net of tax expense (benefit) of $255, $(610) and $491 for 2026, 2025 and 2024, respectively.

(2)	Net of tax expense (benefit) of $582, $(127) and $(105) for 2026, 2025 and 2024, respectively.
(3)	Net of tax expense (benefit) of $(202), $53 and $1,099 for 2026, 2025 and 2024, respectively.
(4)	Net of tax benefit of $(161), $(1,017) and $(1,268) for 2026, 2025 and 2024, respectively.
(5)
Unrealized gain (loss) on interest rate swap, net of tax for unconsolidated subsidiary is related to the Company's unconsolidated investment in the AVAIL JV and represents the Company's 40% interest in this amount. Net of tax expense (benefit) of $5, $7 and $(12) for 2026, 2025 and 2024, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Cash flows from operating activities
Net income available to common shareholders	$317,260	$52,435	$87,207
Plus: Dividends on Series A Preferred Stock	—	1,200	14,400
Plus: Redemption premium on Series A Preferred Stock	—	75,198	—
Net income	317,260	128,833	101,607
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	(78)	5,058	(67)
Depreciation and amortization	90,056	82,205	79,423
Deferred income taxes	32,828	7,969	4,685
Equity in earnings of unconsolidated entities	(209,733)	(16,163)	(15,407)
Distribution on investment in AVAIL joint venture	273,223	12,565	3,113
Restructuring charges	3,744	—	—
Net loss (gain) on sale of property, plant and equipment	(4,403)	(368)	61
Amortization of debt financing costs	13,057	12,513	12,171
Share-based compensation expense	14,832	13,261	9,510
Changes in current assets and current liabilities	597	17,110	54,002
Changes in other long-term assets and long-term liabilities	(5,937)	(13,074)	(4,630)
Net cash provided by operating activities	525,446	249,909	244,468
Cash flows from investing activities
Purchase of property, plant and equipment	(80,776)	(115,883)	(95,119)
Acquisition of subsidiaries, net of cash acquired	(30,144)	—	—
Proceeds from sale or insurance settlements of property, plant and equipment	5,827	886	55
Proceeds from return of investment on the AVAIL JV	13,611	—	—
Net cash used in investing activities	(91,482)	(114,997)	(95,064)
Cash flows from financing activities
Proceeds from issuance of common stock	3,591	311,463	2,364
Redemption of Series A Preferred Stock	—	(308,920)	—
Tax payments related to common stock issued under stock-based plans	(5,104)	(5,239)	(1,711)
Proceeds from Revolving Credit Facility	726,000	326,000	249,000
Payments on Revolving Credit Facility	(706,000)	(326,000)	(314,000)
Proceeds from Receivables Securitization Facility	150,000	—	—
Payments on Securitization Loan Debt	(20,000)	—	—
Payments of debt financing costs	(1,803)	(1,903)	(1,699)
Payments on long-term debt and finance leases	(537,731)	(110,988)	(50,424)
Repurchase and retirement of treasury stock	(20,000)	—	—
Payments of dividends	(23,075)	(23,108)	(31,418)
Net cash used in financing activities	(434,122)	(138,695)	(147,888)
Effect of exchange rate changes on cash	(625)	922	13
Net increase (decrease) in cash and cash equivalents	(783)	(2,861)	1,529
Cash and cash equivalents at beginning of period	1,488	4,349	2,820
Cash and cash equivalents at end of period	$705	$1,488	$4,349
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at February 28, 2023	24,912	$24,912	$93,357	$506,042	$(4,573)	$619,738
Share-based compensation	—	—	9,488	—	—	9,488
Common stock issued under stock-based plans and related tax expense	122	122	(1,811)	—	—	(1,689)
Common stock issued under employee stock purchase plan	68	68	2,296	—	—	2,364
Dividends on Series A Preferred Stock	—	—	—	(14,400)	—	(14,400)
Cash dividends paid on common shares	—	—	—	(17,018)	—	(17,018)
Net income	—	—	—	101,607	—	101,607
Other comprehensive income	—	—	—	—	679	679
Balance at February 29, 2024	25,102	$25,102	$103,330	$576,231	$(3,894)	$700,769
Share-based compensation	—	—	13,251	—	—	13,251
Common stock issued under stock-based plans and related tax expense	137	137	(5,366)	—	—	(5,229)
Common stock issued under employee stock purchase plan	74	74	2,721	—	—	2,795
Secondary public offering and issuance of additional common stock	4,600	4,600	304,068	—	—	308,668
Dividends on Series A Preferred Stock	—	—	—	(1,200)	—	(1,200)
Cash dividends paid on common shares	—	—	—	(19,508)	—	(19,508)
Redemption premium on Series A Preferred Stock	—	—	—	(75,198)	—	(75,198)
Net income	—	—	—	128,833	—	128,833
Other comprehensive loss	—	—	—	—	(7,686)	(7,686)
Balance at February 28, 2025	29,913	$29,913	$418,004	$609,158	$(11,580)	$1,045,495
Share-based compensation	—	—	14,824	—	—	14,824
Common stock issued under stock-based plans and related tax expense	110	110	(5,206)	—	—	(5,096)
Common stock issued under employee stock purchase plan	58	58	3,533	—	—	3,591
Repurchase and retirement of common stock	(201)	(201)	—	(19,799)	—	(20,000)
Cash dividends paid on common shares	—	—	—	(23,075)	—	(23,075)
Net income	—	—	—	317,260	—	317,260
Other comprehensive income	—	—	—	—	4,032	4,032
Balance at February 28, 2026	29,880	$29,880	$431,155	$883,544	$(7,548)	$1,337,031

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company, Basis of Presentation and Significant Accounting Policies
Organization
AZZ Inc. ("AZZ", the "Company", "our" or "we") was established in 1956 and incorporated under the laws of the state of Texas. We are a provider of hot-dip galvanizing and coil coating solutions to a broad range of end markets in North America. We have three distinct operating segments: the AZZ Metal Coatings segment, the AZZ Precoat Metals segment, and the AZZ Infrastructure Solutions segment. Our AZZ Metal Coatings segment is a leading provider of metal coating solutions for corrosion protection, including hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating to the North American steel fabrication industry and other industries. The AZZ Precoat Metals segment provides aesthetic and corrosion protective coatings and related value-added services for steel and aluminum coil, primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation and other end markets in North America. The AZZ Infrastructure Solutions segment ("AIS") represents our 40% non-controlling interest in the AIS Investment Holdings LLC (the "AVAIL JV"). AIS Investment Holdings LLC is primarily dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in markets worldwide. See Note 18 for additional information about the AVAIL JV. See Note 17 for information about the Company's operations by segment.
Basis of consolidation
The consolidated financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America and include the accounts of AZZ and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
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
Concentrations of credit risk
Financial instruments that potentially subject AZZ to significant concentrations of credit risk consist principally of cash and cash equivalents as well as trade accounts receivable. As of February 28, 2026, we had cash in banks of $12.5 million in excess of the Federal Deposit Insurance Corporation ("FDIC") limits, which includes $12.3 million of outstanding checks.
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
Accounts receivable, net of allowance for credit losses
Accounts receivable are stated amounts due from customers. We maintain an allowance for credit losses for estimated losses resulting from the inability of customers to make required payments. We treat trade accounts receivable as one portfolio and record an allowance based on a combination of management's knowledge of its customer base, historical losses, current economic conditions and customer specific events. The allowance is adjusted based on specific information in connection with aged receivables. Accounts receivable are considered to be past due when payment is not received in accordance with the customer's credit terms. Accounts are written off when management determines the account is uncollectible. Recoveries are recorded against the allowance in the period received. The balance of trade accounts receivable, net of allowance for credit losses was $142.6 million, $135.1 million, and $142.2 million as of February 28, 2026, February 28, 2025 and February 29, 2024, respectively.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the changes in the allowance for credit losses for fiscal 2026, 2025 and 2024 (in thousands):

	Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Balance at beginning of year	$419	$2,347	$5,752
Adjustment based on aged receivables analysis	(78)	5,058	(67)
Charge-offs, net of recoveries(1)	(197)	(5,287)	338
Other(2)	—	(1,699)	(3,676)
Balance at end of year(3)	$144	$419	$2,347

(1)	For fiscal 2025, includes a charge-off of $5.2 million following the unfavorable resolution of a litigation matter that was retained following the AIS divestiture.
(2)
For fiscal 2025 and 2024, "Other" includes the write off of $1.7 million and $3.7 million of reserves, respectively, following the settlement of a litigation matter. The reserves related to the AZZ Infrastructure Solutions segment and were retained following the AIS divestiture.

(3)	For fiscal 2024, the allowance for credit losses includes $1.7 million, related to the AZZ Infrastructure Solutions segment that were retained following the AIS divestiture.
Other Receivables
Other receivables include income taxes receivable, receivables for supplier rebates, and other miscellaneous receivables.
Revenue recognition
Revenue is recognized when customers obtain control of goods or services, for contracts that have been approved and executed. Revenue is generally recognized over time. Contract assets are recorded when revenue is recognized before we have an unconditional right to payment, and contract liabilities are recorded when payment is received in advance.
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
AZZ Precoat Metals Segment
AZZ Precoat Metals is a provider of advanced applications of protective and decorative coatings and related value-added services for steel and aluminum coil, primarily serving the construction, appliance, heating, ventilation, and air conditioning (HVAC), container, transportation and other end markets. Within this segment, the contract is typically governed by a customer purchase order or work order. The contract generally specifies the delivery of what constitutes a single performance obligation consisting of coating services, which may also include secondary services such as slitting, embossing or cut to length. We recognize sales over time as the coating is applied to customer-provided material, as the process enhances a customer-controlled asset. Contract modifications are rare within this segment and most contracts are on a fixed price basis; in certain cases, we may offer volume discounts, which are recorded as a reduction to sales and recognized over time in the same manner as the related revenue.
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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The increases or decreases in contract assets and contract liabilities during fiscal year 2026 were primarily due to normal timing differences between AZZ's performance and customer payments. Contract liabilities of $0.6 million, $0.5 million, and $1.0 million as of February 28, 2026, February 28, 2025, and February 29, 2024, respectively, are included in "Other accrued liabilities" in the consolidated balance sheets. The balance of contract assets was $112.8 million, $106.5 million, and $79.3 million as of February 28, 2026, February 28, 2025 and February 29, 2024, respectively. The balance of contract assets is primarily related to the AZZ Precoat Metals segment. Contract assets have increased in 2026 compared to 2025 as customers utilize Precoat Metals' extensive warehouse capabilities and position finished goods at Precoat Metals' central locations versus the customer's own individual warehouses. This increase reflects steel price volatility, steel availability, and market uncertainty resulting from economic policy changes. We recognized $0.5 million and $0.5 million of revenue for amounts that were included in contract liabilities as of February 28, 2026 and 2025, respectively.
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
Disaggregated Sales
Sales by segment and geography is disclosed in Note 17. In addition, the following table presents disaggregated sales, by customer industry for fiscal years 2026, 2025 and 2024 (in thousands):

	Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Sales:
Construction	$923,971	$893,147	$841,557
Industrial	149,079	129,542	153,686
Consumer	130,548	123,124	128,658
Transportation	158,451	163,965	168,631
Electrical	149,562	127,542	100,236
Other (1)	138,470	140,424	144,821
Total sales	$1,650,080	$1,577,744	$1,537,589

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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
estimated useful lives of the assets. Depreciation is computed using the straight-line method over the following estimated useful lives:

Leasehold improvements, buildings and structures	10-27 years
Machinery and equipment	3-15 years
Furniture and fixtures	3-15 years
Automotive equipment	3-5 years
Computers and software	3-7 years
Repairs and maintenance are charged to expense as incurred.
Amortizable intangible and long-lived assets
Intangible assets on the consolidated balance sheets are comprised of customer relationships, non-compete agreements, trademarks, technology and certifications. Such intangible assets (excluding indefinite-lived intangible assets) are amortized on a straight-line basis over the estimated useful lives of the assets ranging from three to 30 years. Long-lived assets, such as property and equipment and intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. If the undiscounted cash flows are less than the carrying amount, we record impairment losses for the excess of their carrying value over the estimated fair value. See Note 21 for a description of impairment charges recognized during fiscal year 2026 related to a restructuring plan in our Metal Coatings segment. We did not recognize any impairment charges for fiscal years 2025 or 2024 since there were no changes in events or circumstances that would suggest these assets were impaired.
Goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Other indefinite-lived intangible assets consist of certain tradenames that were obtained through acquisitions. We test goodwill and other indefinite-lived intangibles for potential impairment annually as of December 31, or more frequently, if events or circumstances change that would more-likely-than-not reduce the reporting unit's fair value below its carrying amount. If no impairment indicators are present, we may first perform a qualitative assessment of goodwill to determine whether a quantitative assessment is necessary. If we perform a quantitative assessment for the annual goodwill impairment test, then we use the income approach. The income approach uses Level 3 fair value inputs, such as future cash flows and estimated terminal values for our reporting units that are discounted using a market participant perspective to determine the fair value of the reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates, discounted by an estimated weighted-average cost of capital derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint. A significant change in events, circumstances or any of these assumptions could result in an impairment of long-lived assets, including identifiable intangible assets. Variables impacting future cash flows include, but are not limited to, the level of customer demand for and response to manufactured solutions we offer to the construction, industrial, consumer, transportation, electrical, and utility markets, changes in economic conditions of these various markets, assumptions about future sales, zinc and natural gas prices, operating costs, margins and the availability of experienced labor and management to implement our growth strategies. For fiscal year 2026, we elected to perform a qualitative analysis and determined that no conditions existed that would make it more-likely-than-not that the goodwill or indefinite-lived intangible assets were impaired. Therefore, no further quantitative testing was required. For fiscal years 2026, 2025 and 2024, no impairment losses were recognized for goodwill or indefinite-lived intangible assets.
Investment in Unconsolidated Joint Venture
We account for the investment in our joint venture under the equity method of accounting, as we exercise significant influence over, but do not control the joint venture. Investments in unconsolidated joint ventures are initially recorded at fair value, and subsequently increased or decreased for allocations of net income and changes in cumulative translation adjustments. Equity in net income (loss) from the AVAIL JV is allocated based on our 40% economic interest. We record our interest in the joint venture on a one-month lag to allow sufficient time to review and assess the joint venture's effect on our reported results.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We elected to apply the cumulative earnings approach when determining the classification of distributions received from our equity method investee. Under this approach, distributions are treated as returns on investment and classified as operating cash flows unless the total distributions received, after deducting any amounts previously considered returns of investment, exceed the cumulative equity in earnings recognized to date. In those cases, the excess is treated as a return of investment.
We assess our investment in the unconsolidated joint venture for recoverability when events and circumstances are present that suggest there has been a decline in value, and if it is determined that a loss in value of the investment is other than temporary, the investment is written down to its fair value. We do not believe that the value of our equity investment was impaired as of February 28, 2026.
See Note 18 for a description of impairment charges recognized during fiscal year 2026.
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
Related Party Transactions
Following the divestiture of our Infrastructure Solutions business, we entered into a transition services agreement with AIS Investment Holdings LLC, which is considered a related party. In conjunction with the transition services agreement ("TSA"), we recognized $3.5 million of TSA fees for fiscal year 2024, which is included as a reduction to "Selling, general and administrative" expense in the consolidated statements of operations. As of February 28, 2026, we did not have any related party receivables or payables outstanding.
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
We are subject to taxation in the U.S. and various state, provincial, local, and foreign jurisdictions. With few exceptions, as of February 28, 2026, we are no longer subject to U.S. federal or state examinations by tax authorities for years before fiscal 2022.
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
•Level 3: Unobservable inputs that are not corroborated by market data and reflect the Company's own assumptions.
See Note 20 for more information.
Foreign Currency
The local currency is the functional currency for our foreign operations. Related assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet date, with revenues and expenses translated at weighted-average exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders' equity and is included in "Accumulated other comprehensive income (loss)." Gains or losses arising from the translation of intercompany balances of our foreign entities are included in earnings, because the intercompany balances are denominated in a currency other than the functional currency of the foreign entity.
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
We use our incremental borrowing rate to determine the present value of future payments unless the implicit rate in the lease is readily determinable. The incremental borrowing rate is calculated based on what we would pay to borrow on a collateralized basis, over a similar term, based on information available at lease commencement. In determining the future minimum lease payments, we incorporate options to extend or terminate the lease when it is reasonably certain that such options will be exercised. The ROU asset includes any initial direct costs incurred and is recorded net of any lease incentives received. Leasehold improvements are capitalized and depreciated over the term of the lease, including any options that are reasonably certain to be exercised, with a maximum of 10 years.
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
We incur expenses in connection with the defined benefit pension plan. We use various assumptions to measure expense and the related benefit obligation, including discount rates used to value the obligation, expected return on plan assets used to fund these expenses, and estimated future inflation rates. These assumptions are based on historical experience as well

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as current facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. We recognize the overfunded or underfunded status of defined benefit pension as an asset or liability in the consolidated balance sheets. Changes in the funded status are recognized in "Accumulated other comprehensive income (loss)," in the year in which the changes occur. See Note 15 for further information.
Series A Preferred Stock
Through May 9, 2024, we held 240,000 shares of 6.0% Series A Convertible Preferred Stock ("Series A Preferred Stock"). We initially recorded the Series A Preferred Stock issued in connection with the Precoat Acquisition at its fair value less issuance costs. On May 9, 2024, we fully redeemed our 240,000 shares of Series A for $308.9 million. See Note 12 for further description of the Series A Preferred Stock.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which expands disclosures in an entity's income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We adopted ASU 2023-09 on a prospective basis for the annual period ending February 28, 2026, and the adoption does not affect our financial position or results of operations, but has resulted in additional disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which expands disclosures about a public entity's reportable segments and requires more enhanced information about a reportable segment's expenses, interim segment profit or loss, and how a public entity's chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 for the fiscal year ending February 28, 2025, which was applied retrospectively for all periods presented.
Accounting Pronouncements Not Yet Adopted
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities ("ASU 2025-10"), which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. ASU 2025-10 provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. ASU 2025-10 also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2025-10.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06") which updates the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software (referred to as "internal-use software"). ASU 2025-06 will be effective for annual periods beginning after December 15, 2027 and interim reporting periods within those annual periods. We expect to adopt ASU 2025-06 for the interim period ending May 31, 2028, and we are currently evaluating the impact of ASU 2025-06 on our consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05") which provides (1) all entities with a practical expedient and (2) entities other than public business entities, with an accounting policy election when estimating credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. ASU 2025-05 will be effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. We expect to adopt ASU 2025-05 for the interim period ending May 31, 2026, and we do not expect the adoption to have a material impact on our consolidated financial statements.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which expands disclosures about a public entity's expenses, including inventory, employee compensation, depreciation, intangible asset amortization, selling expenses and other expense categories. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Clarifying the Effective Date ("ASU 2025-01"), which clarifies the effective date of ASU 2024-03 for companies with a non-calendar year end. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We do not expect the adoption of ASU 2024-03 or ASU 2025-01 to affect our financial position or our results of operations, but ASU 2024-03 will result in additional disclosures for our annual reporting period ending February 29, 2028, and interim reporting periods beginning in fiscal 2029.
2. Property, Plant and Equipment
Property, plant and equipment consisted of the following as of February 28, 2026 and February 28, 2025 (in thousands):

	As of
	February 28, 2026	February 28, 2025
Land	$55,652	$52,033
Building and structures	371,693	313,036
Machinery and equipment	536,855	424,342
Furniture, fixtures, software and computers	30,643	29,900
Automotive equipment	2,864	2,688
Construction in progress	45,580	153,145
	1,043,287	975,144
Less accumulated depreciation	(433,982)	(382,203)
Property, plant, and equipment, net	$609,305	$592,941
The following table outlines the classification of depreciation expense in the consolidated statements of income for fiscal 2026, 2025, and 2024 (in thousands):

	Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Cost of sales	$65,349	$56,849	$53,035
Selling, general and administrative	1,624	2,245	2,428
Total depreciation expense	$66,973	$59,094	$55,463
3. Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual impairment tests. Other intangible assets are amortized on a straight-line basis over the estimated useful lives.
Changes in goodwill by segment for fiscal years 2026 and 2025 were as follows (in thousands):

	As of February 28, 2026
	Beginning Balance	Acquisitions	Other	Currency Translation Adjustment	Ending Balance
Metal Coatings	$176,070	$9,585	$(123)	$1,428	$186,960
Precoat Metals	527,793	—	—	—	527,793
Total	$703,863	$9,585	$(123)	$1,428	$714,753

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of February 28, 2025
	Beginning Balance	Acquisitions(1)	Other	Currency Translation Adjustment	Ending Balance
Metal Coatings	$177,675	$—	$—	$(1,605)	$176,070
Precoat Metals	527,793	—	—	—	527,793
Total	$705,468	$—	$—	$(1,605)	$703,863
Amortizable intangible assets consisted of the following as of February 28, 2026 and 2025 (in thousands):

	Weighted-Average Life (Years)	As of
		February 28, 2026	February 28, 2025
Customer related intangibles	25	$483,709	$474,234
Non-compete agreements	15	6,772	6,698
Trademarks / Tradenames	34	35,774	35,774
Technology	15	36,000	36,000
Gross intangible assets		562,255	552,706
Less accumulated amortization		(154,022)	(132,361)
Total amortizable intangible assets, net		$408,233	$420,345
See Note 21 for a description of the impairment of intangible assets during fiscal 2026.
In addition to its amortizable intangible assets, we have recorded indefinite-lived intangible assets of $1.5 million on the consolidated balance sheets as of February 28, 2026 and 2025, related to certain trade names acquired as part of prior business acquisitions.
The following table outlines the classification of amortization expense, which is included in selling, general and administrative expense, in the consolidated statements of income for fiscal 2026, 2025, and 2024 (in thousands):

	Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Total amortization expense	$23,083	$23,111	$23,960
The following table summarizes the estimated amortization expense for the next five fiscal years and beyond (in thousands):

Fiscal Year:	Amortization Expense
2027	$22,795
2028	22,109
2029	21,960
2030	21,960
2031	21,588
Thereafter	297,821
Total	$408,233

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Inventories
The following table summarizes the components of inventory (in thousands):

	As of
	February 28, 2026	February 28, 2025
Raw material	$111,483	$110,005
Work in process	733	518
Finished goods	1,197	1,790
Total inventories	$113,413	$112,313
Our inventory reserves were $3.4 million and $3.9 million as of February 28, 2026 and 2025, respectively. Inventory cost is determined principally using the first-in-first-out (FIFO) method for the AZZ Metal Coatings segment and the specific identification method for the Precoat Metals segment.
5. Other Accrued Liabilities
Other accrued liabilities consisted of the following as of February 28, 2026 and 2025 (in thousands):

	As of
	February 28, 2026	February 28, 2025
Materials and supplies accruals	$29,157	$23,853
Accrued customer discount	11,591	12,337
Employee-related expenses	8,304	7,176
Legal accrual	5,585	6,611
Accrued warranty	4,803	5,388
Accrued utilities	4,640	2,626
Sales and other taxes payable	4,247	4,205
Customer claims liability	2,819	2,563
Other	2,496	1,269
Environmental liability—current	1,129	2,400
Other accrued liabilities	$74,771	$68,428
6. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	As of
	February 28, 2026	February 28, 2025
Environmental liability—long-term	$16,505	$16,532
Net pension benefit obligation	15,067	24,587
Workers' compensation liability	3,619	2,967
ASC 740-10 Uncertain tax positions	3,500	2,332
Interest rate swap liability	1,847	—
Other long-term liabilities	$40,538	$46,418
7. Acquisitions
Canton Galvanizing
On July 1, 2025, we completed the acquisition of all the assets of Canton Galvanizing, LLC ("Canton Galvanizing"), a privately held hot-dip galvanizing company based in Canton, Ohio, for approximately $30.1 million. The acquisition expanded our geographical coverage in metal coatings capacity and further strengthens our network of facilities in the Midwest region of

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the United States. The business is included in the AZZ Metal Coatings segment. The goodwill arising from this acquisition was allocated to the AZZ Metal Coatings segment and is expected to be deductible for income tax purposes.
The allocation of purchase price to the identifiable assets acquired and liabilities assumed for this acquisition is preliminary and subject to revisions during the measurement period, up to one year from the date the acquisition closed. These determinations include the use of estimates based on information that was available at the time these consolidated financial statements were prepared. During the third and fourth quarters of fiscal 2026, we made purchase price allocation adjustments that increased the fair value of intangible assets and other accrued liabilities by $1.4 million, offset by a decrease in goodwill and accounts receivable of $1.3 million and $0.1 million, respectively. We believe that the estimates used are reasonable; however, the estimates are subject to change as additional information becomes available.
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
The following table summarizes the fair values of the allocation of assets acquired and liabilities assumed, in aggregate, related to the Canton Galvanizing acquisition, as of the date of the acquisition (in thousands):

July 1, 2025
Assets
Accounts receivable	$1,409
Inventories	1,049
Property, plant and equipment	4,759
Goodwill	9,585
Intangibles and other assets	13,810
Total fair value of assets acquired	30,612
Liabilities
Accounts payable	(237)
Other accrued liabilities	(231)
Total fair value of liabilities assumed	(468)
Total purchase price, net of cash acquired	$30,144
8. Supplemental Cash Flow Information
To arrive at net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Decrease (increase) in current assets:
Accounts receivable, net	$(5,790)	$1,790	$14,261
Other receivables	(2,559)	2,555	11,370
Inventories	214	5,045	26,276
Contract assets	(6,267)	(27,183)	(2,479)
Prepaid expenses and other	166	756	177
Increase (decrease) in current liabilities:
Accounts payable	11,124	23,480	(801)
Income taxes payable	(215)	430	(100)
Accrued expenses	3,924	10,237	5,298
Changes in current assets and current liabilities	$597	$17,110	$54,002

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash flows related to interest were as follows (in thousands):

	Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Cash paid for interest	$43,048	$75,865	$97,812
Supplemental disclosures of non-cash investing and financing activities were as follows (in thousands):

	Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Accrued dividends on Series A Preferred Stock	$—	$—	$2,400
Income taxes paid by equity method investee	$3,409	$—	$—
Accruals for capital expenditures	$2,234	$3,558	$7,514
During fiscal 2026, 2025 and 2024, we had non-cash investing activities related to asset retirements of $4.4 million, $4.2 million and $9.5 million, respectively. See Note 9 for supplemental disclosures of non-cash investing and financing activities related to our leases.
9. Leases
We are a lessee under various leases for facilities and equipment. See Note 1 for a description of our accounting policy for leases.
As of February 28, 2026, we were the lessee for 145 operating leases and 139 finance leases with terms of 12 months or more. These leases are reflected in "Right-of-use assets," "Lease liability—short-term" and "Lease liability—long-term" in our consolidated balance sheets.
Our leases are primarily for (i) operating facilities, (ii) vehicles and equipment used in operations, (iii) facilities used for back-office functions, (iv) equipment used for back-office functions, and (v) temporary storage. The majority of our vehicle and equipment leases have both a fixed and variable component.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. We have a significant number of short-term leases, including month-to-month agreements. Our short-term lease agreements include expenses incurred hourly, daily, monthly and for other durations of time of one year or less. Our future lease commitments as of February 28, 2026 do not reflect all of our short-term lease commitments.
In January 2026, we executed a 20-year extension of a leased facility in Columbia, South Carolina, which resulted in a remeasurement of the related lease liability and right-of-use asset in accordance with ASC 842, Lease Accounting. As a result, we recorded an increase of $28.6 million to "Right-of-use assets" and "Lease liability—long-term" on the consolidated balance sheets.
The following table outlines the classification of right-of-use ("ROU") assets and lease liabilities in the consolidated balance sheets for fiscal 2026 and 2025 (in thousands):

		As of
		February 28, 2026	February 28, 2025
Assets	Balance Sheet Classification
Operating right-of-use assets	Right-of-use assets	$46,261	$19,471
Finance right-of-use assets	Right-of-use assets	$13,303	$6,480
Liabilities
Operating lease liabilities―short-term	Lease liability—short-term	$5,413	$6,373
Operating lease liabilities―long-term	Lease liability—long-term	$41,489	$13,741
Finance lease liabilities―short-term	Lease liability—short-term	$3,266	$1,376
Finance lease liabilities―long-term	Lease liability—long-term	$10,480	$5,271

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to our leases was as follows (in thousands, except years and percentages):

	As of
	February 28, 2026	February 28, 2025
Operating cash flows from operating leases included in lease liabilities	$7,592	$7,213
Lease liabilities obtained from new ROU assets—operating leases	$32,800	$6,073
Weighted-average remaining lease term—operating leases	14.71 years	3.79 years
Weighted-average discount rate—operating leases	6.10%	5.06%
Decrease in ROU assets related to lease terminations	$(856)	$—
Financing cash flows from finance leases included in lease liabilities	$2,542	$988
Operating cash flows from finance leases included in lease liabilities	$787	$341
Lease liabilities obtained from new ROU assets—finance leases	$9,105	$3,781
Weighted-average remaining lease term—finance leases	4.01 years	4.57 years
Weighted-average discount rate—finance leases	6.59%	6.86%
The weighted-average remaining lease term for operating leases increased to 14.71 years, primarily due to the 20-year extension of the Columbia facility lease executed during fiscal 2026.
The following table outlines our lease expense in the consolidated statements of operations for fiscal 2026, 2025, and 2024 (in thousands):

	Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Operating lease expense:
Cost of sales	$7,233	$6,117	$6,008
Selling, general and administrative	1,975	1,932	1,947
Total operating lease expense	9,208	8,049	7,955
Financing lease expense:
Cost of sales	2,839	1,117	468
Interest expense	787	341	109
Total financing lease expense	3,626	1,458	577
Variable lease expense:
Cost of sales	945	471	454
Total variable lease expense	945	471	454
Short-term lease expense:
Cost of sales	6,254	6,402	5,416
Selling, general and administrative	117	33	52
Total short-term lease expense	6,371	6,435	5,468
Total lease expense	$20,150	$16,413	$14,454

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2026, maturities of our lease liabilities were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2027	$8,054	$4,051	$12,105
2028	7,194	3,954	11,148
2029	6,510	3,721	10,231
2030	4,468	3,027	7,495
2031	3,609	828	4,437
Thereafter	44,672	3	44,675
Total lease payments	74,507	15,584	90,091
Less imputed interest	(27,605)	(1,838)	(29,443)
Total	$46,902	$13,746	$60,648
We sublease multiple buildings in Columbia, South Carolina to multiple subtenants. The Columbia sublease agreements are by and between AZZ Precoat Metals and multiple subtenants. Sublease income is recognized over the term of the sublease on a straight-line basis and is reported in the consolidated statement of operations as a reduction to "Cost of sales."

	Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Sublease income	$1,063	$1,055	$1,002
10. Debt
Our long-term debt instruments and balances outstanding as of February 28, 2026 and February 28, 2025 were as follows (in thousands):

	As of
	February 28, 2026	February 28, 2025
Revolving Credit Facility	$50,000	$30,000
Term Loan B	335,000	870,250
Receivables Securitization Facility	130,000	—
Total debt, gross	515,000	900,250
Unamortized debt issuance costs	(37,262)	(47,885)
Long-term debt, net	$477,738	$852,365

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
The 2022 Credit Agreement includes the following significant terms:
i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company; as of February 28, 2026, the outstanding balance of the Term Loan B was $335.0 million;
ii.provides for a maximum senior secured Revolving Credit Facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 13, 2027;
iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;
iv.borrowings under the Term Loan B bear an interest rate of Secured Overnight Financing Rate ("SOFR") plus 1.75% and the Revolving Credit Facility bears a leverage-based rate with various tiers between 1.75% and 2.75%; as of February 28, 2026, the interest rate was SOFR plus 1.75%;

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Accordingly, the receivables transferred to the SPE will remain on our consolidated balance sheet within trade accounts receivable and contract assets, and the Receivables Securitization Facility is included in "Long-term debt, net." The Receivables Securitization Facility has a limit of $150.0 million and is due July 10, 2028. As of February 28, 2026, the total amount of receivables pledged under the facility was $247.9 million, consisting of $136.5 million in trade accounts receivable and $111.4 million in contract assets, with outstanding borrowings of $130.0 million. The interest rate on the Receivables Securitization Facility is one-month SOFR plus 0.95%.
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
Debt Compliance, Outstanding Borrowings, Letters of Credit and Future Principal Payments
Our 2022 Credit Agreement requires us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 4.5. We are also required to maintain certain covenants under the Receivables Securitization Facility. As of February 28, 2026, we were in compliance with all covenants and other requirements set forth in the 2022 Credit Agreement and the Receivables Securitization Facility.
As of February 28, 2026, we had $515.0 million of debt outstanding, with varying maturities through fiscal 2030. We had approximately $358.1 million of additional credit available as of February 28, 2026.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2026, we had outstanding letters of credit in the amount of $12.0 million. These standby letters of credit are primarily issued to support insurance deductibles and other collateral requirements.
For each of the five years after February 28, 2026, required principal payments under the terms of the long-term debt are as follows (dollars in thousands):

Fiscal Year:	Future Debt Maturities
2027	$—
2028	50,000
2029	130,000
2030	335,000
2031	—
Thereafter	—
Total	$515,000
Other Disclosures
The weighted average interest rate for our outstanding debt, including the Revolving Credit Facility, the Term Loan B, and Receivables Securitization Facility was 5.94% and 7.54% at February 28, 2026 and 2025, respectively. We are also obligated to pay a leverage-based commitment fee with various tiers between 0.20% and 0.30% per year for unused amounts under the Revolving Credit Facility. As of February 28, 2026, the commitment fee rate was 0.20%.
Interest expense is comprised as follows (in thousands):

	Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Gross Interest expense	$56,693	$88,394	$109,746
Less: Capitalized interest	(1,043)	(7,112)	(2,681)
Interest expense, net	$55,650	$81,282	$107,065
Capitalized interest relates to interest cost on the construction of the greenfield aluminum coil coating facility in Washington, Missouri. The decrease for fiscal 2026 compared to the prior year is due to the higher average construction work in process in the prior year, as the new facility was placed in service during fiscal 2026.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Income Taxes
The provision for income taxes for fiscal year 2026, 2025 and 2024 consisted of the following (in thousands):

	Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Income before income taxes:
Domestic	$412,281	$165,822	$123,955
Foreign	8,034	4,861	6,148
Income before income taxes	420,315	170,683	130,103
Current provision:
Federal	55,957	28,660	19,839
Foreign	2,206	1,738	2,189
State and local	12,104	3,350	1,716
Total current provision for income taxes	70,267	33,748	23,744
Deferred provision (benefit):
Federal	27,094	7,123	3,920
Foreign	494	(340)	(316)
State and local	5,200	1,319	1,148
Total deferred provision for income taxes	32,788	8,102	4,752
Total provision for income taxes	$103,055	$41,850	$28,496
A reconciliation from the federal statutory income tax amount and federal statutory income tax rate to the effective income tax amount and effective income tax rate is as follows for fiscal year 2026:

	Year Ended
	February 28, 2026
	Amount	Percent
U.S. Federal Statutory Income Tax Rate	$88,266	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect(1)	15,107	3.6%
Foreign Tax Effects	472	0.1%
Effect of Cross-Border Tax Laws	22	—%
Tax Credits
Research and development tax credits	(4,588)	(1.1)%
Nontaxable or Nondeductible Items	1,587	0.4%
Changes in Unrecognized Tax Benefits	1,169	0.3%
Other Adjustments	1,020	0.2%
Effective Tax	$103,055	24.5%

(1)	Fiscal year 2026 State taxes in Illinois, Wisconsin, Massachusetts, Tennessee, Missouri, Kansas, and Oklahoma contributed to the majority of the tax effect in this category.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation from the federal statutory income tax rate to the effective income tax rate is as follows for the fiscal years 2025 and 2024:

	Year Ended
	February 28, 2025	February 29, 2024
U.S. Federal Statutory Income Tax	21.0%	21.0%
Permanent Differences	1.0	0.5
State Income Taxes, Net of Federal Income Tax Benefit	2.3	1.9
Stock Compensation	(0.5)	0.1
Tax Credits	(0.2)	(1.7)
Foreign Tax Rate Differential	0.2	0.2
ASC 740-10 Uncertain Tax Positions	0.1	(1.8)
Other	0.6	1.7
Effective Income Tax Rate	24.5%	21.9%
The effective tax rate was flat at 24.5% for fiscal 2026, compared to fiscal 2025. In the current year, the effective tax rate was negatively impacted by an increase in state tax expense from our investment in the AVAIL JV, partially offset by higher R&D tax credits related to the construction of the new aluminum coil coating facility in Washington, Missouri. In the prior year, the effective tax rate was negatively impacted by non-deductible items such as compensation limited by IRC Sec. 162(m), meals and entertainment subject to the 50% limitation under IRC Sec. 274(n) and higher state tax expense, net of federal benefit.
Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability are as follows for fiscal year 2026 and 2025 (in thousands):

	As of
	February 28, 2026	February 28, 2025
Deferred income tax assets:
Employee related items	$8,745	$10,867
Inventories	5,727	5,205
Accrued warranty	1,199	1,336
Accounts receivable	1,505	1,926
Lease liabilities	14,888	6,406
Net operating loss and other credit carryforwards	4,956	5,707
Research and experiment expenses	970	5,046
Interest expense limitation	3,701	8,565
Outside basis difference—AVAIL JV	5,720	274
Other deferred income tax assets	449	334
Total deferred income tax assets	47,860	45,666

Deferred income tax liabilities:
Depreciation methods and property basis differences	(51,711)	(36,671)
Right-of-use lease assets	(14,622)	(6,219)
Other assets and tax-deductible goodwill	(54,068)	(41,975)
Total deferred income tax liabilities	(120,401)	(84,865)
Net deferred income tax liabilities	$(72,541)	$(39,199)
The increase in net deferred tax liability was primarily attributable to the enactment of the One Big Beautiful Bill Act ("OBBBA") on July 4, 2025, as well as an increase in book over tax basis related to goodwill and the deductibility of interest expense that had previously been capitalized for tax purposes. The OBBBA reinstated 100% bonus depreciation, permitting us

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to fully deduct the cost of qualifying assets in the year placed in service. In addition, the OBBBA eliminated the requirement to amortize domestic research and development expenditures over five years and instead allows for an immediate deduction in the year incurred, including deductions for previously unamortized domestic research and development expenditures from prior periods.
As of February 28, 2026, the Company had pretax state Net Operating Loss ("NOL") carry-forwards of $62.9 million which, if unused, will begin to expire in fiscal 2028 and pretax foreign NOL carry-forwards of $2.4 million, which, if unused, will begin to expire in fiscal 2043.
As of February 28, 2026 and February 28, 2025, a portion of the Company's deferred tax assets were the result of state and foreign jurisdiction NOL carry-forwards and state credit carry-forwards. We believe that it is more-likely-than-not that the benefit from certain foreign NOL carry-forwards and state credit carry-forwards will be realized. Therefore, we have not provided a valuation allowance as of February 28, 2026.
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
A reconciliation of the beginning and ending balance of total unrecognized tax benefits, which is included in "Other long-term liabilities" in the consolidated balance sheets for the years ended February 28, 2026 and February 28, 2025 is as follows (in thousands):

	As of
	February 28, 2026	February 28, 2025
Balance at beginning of period	$1,699	$1,808
Increase for tax positions related to current periods:
Gross increases	—	73
Increase for tax positions related to prior periods:
Gross increases	919	—
Gross decreases	(104)	—
Lapse of statute of limitations	(195)	(182)
Balance at end of period	$2,319	$1,699
Unrecognized tax benefits that, if recognized, would affect our annual effective income tax rate were $2.3 million and $1.7 million at February 28, 2026 and 2025, respectively.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Penalties and interest recorded to tax expense (benefit) for fiscal 2026 and 2025 were $0.5 million and $0.3 million, respectively.
We have prior year tax returns currently being examined in one state and do not have any other returns currently being examined by taxing authorities. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. As the outcome of any tax audits cannot be predicted with certainty, if any issues addressed in our tax audits are resolved in a manner inconsistent with management's expectations, we could adjust our provision for income taxes in the future.
As of February 28, 2026, we have operations and taxable presence in the U.S. and Canada. The tax positions of the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions. We currently consider U.S. federal and state and Canada, to be significant tax jurisdictions. Our U.S. federal and state tax returns since February 28, 2023 remain open to examination. Our Canada tax returns since February 28, 2022 remain open to examination. The statute of limitations for fiscal year 2023 for U.S. will expire in December 2026, and fiscal year 2022 for Canada will expire in August 2026.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Prior to the enactment of H.R. 1, formerly known as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), we asserted that all unremitted earnings of our foreign subsidiaries were considered indefinitely reinvested. As a result of the Tax Act, we reported and paid U.S. tax on most of our previously unremitted foreign earnings. As of February 28, 2026, we continue to be indefinitely reinvested with respect to investments in its foreign subsidiaries. Additionally, we have not recorded deferred tax liabilities associated with the remaining unremitted earnings that are considered indefinitely reinvested. It is impracticable for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings, due to the complexities associated with the hypothetical calculation.
The following table presents income taxes paid, net of refunds (in thousands):

	Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
U.S. Federal	$59,314	$26,064	$13,629
U.S. State and Local	14,944	2,050	3,582
Foreign	1,696	1,680	2,103
Cash paid for income taxes, net of refunds	$75,954	$29,794	$19,314
For fiscal year 2026, no individual non-U.S. Federal jurisdiction accounted for 5% or more of total income taxes paid, net of refunds.
The OBBBA did not have a material impact to our net income tax expense or effective tax rate, but did result in a reduction in our fiscal 2026 cash tax payments.
12. Mezzanine Equity
Series A Convertible Preferred Stock
On May 9, 2024, we fully redeemed our 240,000 shares of 6.0% Series A Convertible Preferred Stock for $308.9 million. The payment was calculated as the face value of the Series A Preferred Stock of $240.0 million, multiplied by the Return Factor of 1.4, less dividends paid to date of $27.1 million. The redemption premium of $75.2 million, which was calculated as the difference between the redemption amount and the book value of $233.7 million, was recorded as a deemed dividend, and reduced net income available to common shareholders. The Series A Preferred Stock was redeemed using proceeds from the April 2024 Secondary Public Offering. See Note 13.
Dividends
The Series A Preferred Stock accumulated a 6.0% dividend per annum, or $15.00 per share per quarter. Dividends were payable in cash or in kind, by accreting and increasing the Series A Base Amount ("PIK Dividends"). Dividends were payable on the sum of (i) the aggregate liquidation preference amount of $240.0 million plus (ii) any PIK Dividends. Dividends were accrued daily and paid quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year. Following the calendar quarter ending June 30, 2027, we were not able to elect PIK Dividends and dividends on the Series A Preferred Stock were required to be paid in cash. All dividends were paid in cash through May 9, 2024, at which time the Series A Preferred Stock was redeemed. The dividend would have increased annually by one percentage point, beginning with the dividend payable for the calendar quarter ending September 30, 2028. Dividends declared and paid for the fiscal years ended 2025 and 2024 were $3.6 million and $14.4 million, respectively.
13. Equity
April 2024 Secondary Public Offering
On April 30, 2024, we completed a secondary public offering in which we sold 4.6 million shares of our common stock at $70.00 per share (the "April 2024 Secondary Public Offering"). We received gross proceeds of $322.0 million, and paid offering expenses of $13.3 million, for net proceeds of $308.7 million. The proceeds from the April 2024 Offering were used to redeem the Series A Preferred Stock. See Note 12.
Share Repurchases
On November 10, 2020, our Board of Directors authorized a $100.0 million share repurchase program, pursuant to which we may repurchase AZZ common stock (the "2020 Share Authorization"). Repurchases under the 2020 Share

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Authorization will be made through open market and/or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when we might otherwise be precluded from doing so.
On January 22, 2026, our Board of Directors authorized a $100 million share repurchase program (the "2026 Share Repurchase Program") pursuant to which we may repurchase our common stock. Repurchases under the 2026 Share Repurchase Program will be made through open market or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allows stock repurchases when we might otherwise be precluded from doing so.
During fiscal 2026, we repurchased 201,416 shares of common stock in the amount of $20.0 million at an average purchase price of $99.28 under the 2020 Share Authorization. During fiscal 2025 and 2024, we did not repurchase shares of common stock under the 2020 Share Authorization. As of February 28, 2026, there was $33.2 million remaining to repurchase shares under the 2020 Authorization. During fiscal 2026, we did not repurchase any shares under the 2026 Share Repurchase Program. As of February 28, 2026, there was $100.0 million remaining to repurchase shares under the 2026 Share Repurchase Program. Currently, share repurchases may not exceed 6% of our market capitalization per fiscal year.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive gain (loss), after tax, consisted of the following for 2026, 2025 and 2024 (in thousands):

	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of February 28, 2023	$(7,571)	$—	$119	$2,879	$—	$(4,573)
Other comprehensive income (loss) before reclassification	(57)	1,418	(303)	3,321	(33)	4,346
Amounts reclassified from AOCI	—	—	—	(3,667)	—	(3,667)
Net change in AOCI	(57)	1,418	(303)	(346)	(33)	679
Balance as of February 29, 2024	$(7,628)	$1,418	$(184)	$2,533	$(33)	$(3,894)
Other comprehensive income (loss) before reclassification	(2,701)	(1,806)	(403)	153	22	(4,735)
Amounts reclassified from AOCI	—	—	—	(2,951)	—	(2,951)
Net change in AOCI	(2,701)	(1,806)	(403)	(2,798)	22	(7,686)
Balance at February 28, 2025	$(10,329)	$(388)	$(587)	$(265)	$(11)	$(11,580)
Other comprehensive income (loss) before reclassification	2,539	820	1,794	(622)	11	4,542
Amounts reclassified from AOCI	—	—	—	(510)	—	(510)
Net change in AOCI	2,539	820	1,794	(1,132)	11	4,032
Balance at February 28, 2026	$(7,790)	$432	$1,207	$(1,397)	$—	$(7,548)
14. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period.
On April 30, 2024, we completed the April 2024 Secondary Public Offering in which we issued 4.6 million common shares. Weighted average shares for the year ended February 28, 2025 includes the shares from the April 2024 Secondary Public Offering, weighted for the period between April 30, 2024 and February 28, 2025. See Note 13.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2026, 2025 and 2024 (in thousands, except per share data):

	Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Numerator:
Net income	$317,260	$128,833	$101,607
Series A Preferred Stock Dividends	—	(1,200)	(14,400)
Redemption premium on Series A Preferred Stock	—	(75,198)	—
Numerator for diluted earnings per share—net income available to common shareholders	$317,260	$52,435	$87,207
Denominator:
Weighted average shares outstanding for basic earnings per share	29,955	29,086	25,041
Effect of dilutive securities:
Employee and director stock awards	256	258	168
Denominator for diluted earnings per share	30,211	29,344	25,209

Basic earnings per common share	$10.59	$1.80	$3.48
Diluted earnings per common share	$10.50	$1.79	$3.46
     For fiscal 2026, 2025, and 2024, approximately 0.03 million, 0.07 million, and 0.06 million employee equity awards were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For fiscal years 2025 and 2024, all shares related to the Series A Convertible Preferred Stock were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.
15. Employee Benefit Plans
401(k) Retirement Plan
We have 401(k) retirement plans covering substantially all of our employees. Company contributions to the 401(k) retirement plans were $7.2 million, $6.2 million, and $6.3 million for fiscal 2026, 2025, and 2024, respectively.
Pension and Employee Benefit Obligations
As of February 28, 2026, we have a defined benefit pension plan for certain employees employed by Precoat Metals (the "Plan"). Benefit accruals are frozen for all participants; participants do not accrue any future benefits under the Plan, and any new hires are not eligible to participate in the Plan. We fund the pension plan as required by local regulations.
Our investment strategy is to build an efficient, well diversified portfolio based on a long-term strategic outlook of the investment markets. The investment markets outlook utilizes both the historical based and forward-looking return forecasts to establish future return expectations for various asset classes. These return expectations are used to develop a core asset allocation based on the specific needs of the Plan. The core asset allocation utilizes investment portfolios of various asset classes and investment managers in order to maximize the Plan’s return while providing layers of diversification to mitigate risk. Plan assets of $106.9 million as of February 28, 2026, consisted of 4.9% cash, 46.7% equity securities, 10.8% collective investment trusts and 37.6% corporate and government debt. Net periodic benefit costs related to the plan were $0, $0.9 million and $1.1 million for fiscal 2026, 2025, and 2024, respectively.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net benefit cost other than the employer service cost are included in "Selling, general and administrative" expense. The components of net benefit cost related to the Plan were as follows (in thousands):

	Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Disclosed benefit cost
Interest cost	$6,556	$6,833	$7,031
Expected return on plan assets	(6,574)	(5,954)	(5,947)
Subtotal	(18)	879	1,084
Net periodic benefit cost (income)	(18)	879	1,084
Disclosed net benefit cost	(18)	879	1,084
Presentation of benefit cost pursuant to ASC 715-20
Other components of net periodic benefit cost	(18)	879	1,084
Disclosed net benefit cost	$(18)	$879	$1,084
Assumptions used to determine benefit cost:
Discount rate	5.52%	5.61%	5.59%
Expected long-term rate of return on plan assets	6.75%	6.25%	6.25%
The changes in benefit obligation and the funded status of the Plan as of and for the years ended below were as follows (in thousands):

	As of
Current and non-current classification	February 28, 2026	February 28, 2025
Non-current liability	$(15,067)	$(24,587)
Net pension benefit obligation	$(15,067)	$(24,587)
Reconciliation of net balance sheet asset (liability)
Net balance sheet asset (liability) at beginning of fiscal year	(24,587)	(31,148)
Interest cost	(6,556)	(6,833)
Expected return on plan assets	6,574	5,954
Actuarial gain (loss)	2,377	(530)
Employer contributions	7,125	7,970
Net pension benefit obligation at end of fiscal year	$(15,067)	$(24,587)
Assumptions and dates used for disclosure:
Discount rate	5.41%	5.52%
Census date	October 1, 2025	October 1, 2024
The following table presents information for the Plan with projected benefit obligations in excess of plan assets (in thousands):

	As of
	February 28, 2026	February 28, 2025
Projected benefit obligation	$(121,956)	$(124,898)
Fair value of plan assets, excluding receivable contributions	106,889	100,311
Net pension benefit obligation	$(15,067)	$(24,587)

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pre-tax amounts recognized in other comprehensive income (loss) were as follows (in thousands):

	Year End
	February 28, 2026	February 28, 2025	February 29, 2024
Net loss (gain)	$(3,559)	$776	$246
Accumulated other comprehensive (income) loss before adjustment for tax effects ("AOCI")	(3,559)	776	246
Development of AOCI
AOCI at beginning of fiscal year	776	246	(162)
Net loss (gain)	(2,377)	530	408
AOCI at fiscal year end	$(1,601)	$776	$246
Additional disclosure information:
Accumulated benefit obligation ("ABO")
ABO at fiscal year end	(121,956)	(124,898)	(127,890)
In fiscal 2027, we expect to contribute $6.1 million to the Plan.
Benefit payments we expect to pay, including amounts related to expected future services that we expect to receive, are as follows (in thousands):

Fiscal Year:	Pension Benefits
2027	$12,512
2028	11,466
2029	11,172
2030	10,857
2031	10,496
2032 through 2036	46,539
Changes in disclosed plan obligations and plan assets were as follows (in thousands):

	As of
	February 28, 2026	February 28, 2025
Change in projected benefit obligation ("PBO")
PBO at beginning of fiscal year	$124,898	$127,890
Interest cost	6,556	6,833
Actuarial loss (gain)	1,810	1,727
Benefits paid from plan assets	(11,308)	(11,552)
PBO at fiscal year end	$121,956	$124,898
Change in plan assets
Fair value of plan assets at beginning of fiscal year	100,311	96,742
Actual return on plan assets	10,761	7,151
Employer contributions	7,125	7,970
Benefits paid	(11,308)	(11,552)
Fair value of plan assets at fiscal year end	$106,889	$100,311

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Reconciliation of net loss (gain)
Net amount at beginning of fiscal year	$776	$246	$(162)
Experience loss (gain)	(2,377)	530	408
Net amount at fiscal year end	$(1,601)	$776	$246
The following table presents a reconciliation of the fair value and market-related value of the Plan assets (in thousands):

	As of
	February 28, 2026	February 28, 2025
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of fiscal year	$100,311	$96,742
Actual return on plan assets	10,761	7,151
Employer contributions	7,125	7,970
Benefits paid	(11,308)	(11,552)
Fair value of plan assets at end of fiscal year	$106,889	$100,311
Rate of return on invested assets
Weighted invested assets	97,698	95,654
Rate of return	12.41%	7.48%
Investment Loss/(Gain)
Actual return	$10,761	$7,151
Expected return	6,574	5,954
Loss (gain)	(5,552)	(1,197)
The weighted-average assumptions used to determine the benefit obligation were as follows:

	As of
	February 28, 2026	February 28, 2025
Discount rate	5.41%	5.52%
Expected long-term rate of return on plan assets	6.75%	6.25%
The expected long-term rate of return on plan assets is based on a forward-looking expected asset return model. This model derives an expected rate of return based on the target asset allocation of the Plan's assets. The model reflects the positive effect of periodic rebalancing among diversified asset classes. We select an expected asset return that is supported by this model.
The following table presents the fair values of the assets of our pension plans as of February 28, 2026 and February 28, 2025 by level of the fair value hierarchy. Assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on unadjusted quoted prices from national securities exchanges. No assets were categorized in Level 2 or Level 3 of the hierarchy as of February 28, 2026 and February 28, 2025. Certain investments that are measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy and are being presented in the tables to permit a reconciliation to total plan assets. We do not fund or fully fund U.S. nonqualified and certain foreign pension plans that are not subject to funding requirements.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of
	February 28, 2026				February 28, 2025
	Level 1	Level 2	Assets measured at Net Asset Value	Total	Level 1	Level 2	Assets measured at Net Asset Value	Total
Equity securities	$—	$—	$49,942	$49,942	$—	$—	$46,936	$46,936
Collective investment trusts	—	—	11,570	11,570	—	—	10,164	10,164
Corporate bonds	—	—	15,981	15,981	—	—	13,258	13,258
U.S. Government bonds	—	—	5,012	5,012	—	—	6,729	6,729
Municipal bonds	—	—	19,176	19,176	—	—	19,090	19,090
Cash and cash equivalents	5,208	—	—	5,208	4,134	—	—	4,134
Total pension plan assets	$5,208	$—	$101,681	$106,889	$4,134	$—	$96,177	$100,311
16. Share-based Compensation
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
The maximum number of shares that may be issued under the 2023 Plan is 1.45 million shares and, as of February 28, 2026, we have approximately 1.17 million shares reserved for future issuance under the 2023 Plan.
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
A summary of RSU award activity (including DERs) for fiscal years 2026, 2025, and 2024 is as follows:

	Year Ended
	February 28, 2026		February 28, 2025		February 29, 2024
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	185,425	$58.12	230,586	$41.53	200,969	$43.50
Granted	74,435	84.90	104,030	76.14	132,644	38.41
Vested	(96,513)	55.78	(141,800)	45.03	(102,077)	41.27
Forfeited	(6,345)	76.70	(7,391)	45.37	(950)	45.69
Outstanding at end of year	157,002	$71.46	185,425	$58.12	230,586	$41.53
Vested and expected to vest at end of year	157,002	$71.46	185,425	$58.12	230,586	$41.53
The total fair value of RSU awards vested during fiscal years 2026, 2025, and 2024 was $8.6 million, $10.8 million and $3.8 million, respectively.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Share Unit Awards
AZZ grants performance share unit ("PSU") awards to certain employees, which also include DERs as described above. These PSU awards have a three-year performance cycle and will vest and become issuable, if at all, on the third anniversary from the award date. The fiscal year 2026 and 2025 PSU awards are based on an average of AZZ's return on invested capital ("ROIC") and total shareholder return ("TSR") during the three-year period. The TSR metric is compared to a defined specific industry peer group. The awards include certain vesting multipliers. The fiscal year 2024 PSU awards are based on AZZ's TSR during the three-year period, in comparison to a defined specific industry peer group and include certain vesting multipliers. The fair value of PSU awards with performance and service conditions is estimated using the value of AZZ's common stock on the date of grant. The fair value of PSU awards with market conditions is estimated using a Monte Carlo simulation model on the date of grant.
A summary of PSU award activity (including DERs) for fiscal years 2026, 2025, and 2024 is as follows:

	Year Ended
	February 28, 2026		February 28, 2025		February 29, 2024
	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	161,114	$56.79	167,978	$51.64	152,546	$48.51
Granted	55,707	80.85	60,007	82.25	80,285	42.93
Vested	(61,917)	53.99	(54,500)	66.12	(42,868)	33.22
Forfeited	(5,625)	79.07	(12,371)	51.19	(21,985)	33.22
Outstanding at end of year	149,279	$65.97	161,114	$56.79	167,978	$51.64
Vested and expected to vest at end of year	149,279	$65.97	161,114	$56.79	167,978	$51.64
The PSU awards in the table above are presented at the face value of the respective grants. However, the number of PSU awards that may ultimately vest can vary in a range 0% to 200% of the face amount of such awards, depending on the outcome of the performance or market vesting conditions, as applicable.
The following table summarizes the assumptions used to calculate the fair value of the PSU awards:

	Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Performance based awards
Expected term (in years)	3	3	3
Expected volatility	34.4%	29.6%	32.2%
Risk-free interest rate	3.80%	4.87%	3.80%
 Directors Grants
AZZ granted each of its independent directors a total of 1,265, 1,666 and 2,682 shares of its common stock during fiscal years 2026, 2025 and 2024, respectively. These common stock grants were valued at $98.81, $74.99 and $42.87 per share for fiscal years 2026, 2025 and 2024, respectively, which was the market price of AZZ's common stock on the respective grant dates.
Employee Stock Purchase Plan
AZZ has an employee stock purchase plan ("ESPP"), which is available to all employees. The ESPP allows employees to purchase AZZ's common stock semi-annually through accumulated payroll deductions. Offerings under this plan have a duration of 24 months (the "Offering Period"). On the first day of an Offering Period (the "Enrollment Date") the participant is granted the option to purchase shares on each exercise date at the lower of 85% of the market value of a share of our common stock on the Enrollment Date or the exercise date. The participant’s right to purchase common stock under the plan is restricted to no more than $25,000 per calendar year, and the participant may not purchase more than 5,000 shares during any Offering Period. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accumulated payroll deductions at any time prior to the end of the Offering Period. An aggregate of 1.5 million shares of common stock are authorized for issuance under the ESPP. Of this amount, 0.9 million shares were available for issuance as of February 28, 2026. We issue new shares upon purchase through the ESPP.
Share-based Compensation Expense
The following table shows share-based compensation expense and the related income tax benefit included in the consolidated statements of income for fiscal years 2026, 2025 and 2024 (in thousands):

	Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Compensation expense	$14,832	$13,261	$9,510
Income tax benefits	3,115	2,785	1,969
Unrecognized compensation cost related to unvested stock awards at February 28, 2026 was $10.6 million, which is expected to be recognized over a weighted average period of 1.28 years.
The actual tax benefit/(expense) realized from share-based compensation during fiscal years 2026, 2025 and 2024 was $1.4 million, $1.3 million and $(0.2) million, respectively.
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
Upon adoption of the ERP, the service requirement for executives that are currently eligible for retirement has been met. As a result, we recognized additional stock-based compensation for the year ended February 28, 2026, of $2.2 million upon the adoption of the ERP related to the RSUs for Covered Executives that have achieved qualified retirement status.
17. Operating Segments
Segment Information
Our Chief Executive Officer, who is the chief operating decision maker ("CODM"), reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Sales and operating income are the primary measures used by the CODM to evaluate segment operating performance and to allocate

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
resources to the AZZ Metal Coatings and the AZZ Precoat Metals segments. The CODM uses net income before taxes as the primary measure to evaluate performance and allocate resources to the AZZ Infrastructure Solutions segment. The CODM assesses these metrics and compares actuals to budgeted and forecasted values to evaluate segment operating performance and allocate resources to the operating segments. Expenses related to certain centralized administration or executive functions that are not specifically related to an operating segment are included in Corporate.
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
AZZ Infrastructure Solutions — represents our 40% non-controlling interest in the AVAIL JV, as well as other expenses directly related to AIS receivables and liabilities that were retained following the divestiture of the AIS business. The AVAIL JV is a global provider of application-critical equipment, highly engineered technologies, and specialized services to the power generation, transmission, distribution, oil and gas, and industrial markets. See Note 18 for a description of AVAIL's sale of its Electrical Products Group and Welding Services Business during the year ended February 28, 2026.
The following tables contain operating segment data for fiscal years 2026, 2025 and 2024 was as follows (in thousands):

	Year Ended February 28, 2026
	Metal Coatings(1)	Precoat Metals	Infrastructure Solutions(2)	Total
Sales	$758,709	$891,371	$—	$1,650,080
Cost of sales	531,089	724,036	—	1,255,125
Selling, general and administrative(3)	23,982	29,251	130	53,363
Operating income (loss)	$203,638	$138,084	(130)	341,592
Equity in earnings of unconsolidated subsidiaries(4)			209,733	209,733
Income before income taxes			$209,603	551,325

Reconciliation to consolidated income before income taxes
Corporate selling, general and administrative expenses				(76,975)
Interest expense				(55,650)
Other income				1,615
Consolidated income before income taxes				$420,315
See notes on page 74.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended February 28, 2025
	Metal Coatings	Precoat Metals	Infrastructure Solutions(2)	Total
Sales	$665,107	$912,637	$—	$1,577,744
Cost of sales	464,260	730,804	—	1,195,064
Selling, general and administrative	22,372	34,005	6,737	63,114
Operating income (loss)	$178,475	$147,828	(6,737)	319,566
Equity in earnings of unconsolidated subsidiaries			16,163	16,163
Income before income taxes			$9,426	335,729

Reconciliation to consolidated income before income taxes
Corporate selling, general and administrative expenses				(83,202)
Interest expense				(81,282)
Other expense				(562)
Consolidated income before income tax				$170,683
See notes on page 74.

	Year Ended February 29, 2024
	Metal Coatings(1)	Precoat Metals	Infrastructure Solutions(2)	Total
Sales	$656,189	$881,400	$—	$1,537,589
Cost of sales	465,147	708,981	—	1,174,128
Selling, general and administrative	26,314	32,848	6,246	65,408
Operating income (loss)	$164,728	$139,571	(6,246)	298,053
Equity in earnings of unconsolidated subsidiaries			15,407	15,407
Income before income taxes			$9,161	313,460

Reconciliation to consolidated income before income taxes
Corporate selling, general and administrative expenses				(76,453)
Interest expense				(107,065)
Other income				161
Consolidated income before income tax				$130,103

(1)	For fiscal year 2026, AZZ Metal Coatings segment includes restructuring charges of $3.8 million in "Selling, general and administrative". See Note 21.
For fiscal year 2024, AZZ Metal Costings segment included expenses related to a legal matter of $5.5 million in "Selling, general and administrative". See Note 22.
(2)
For the AZZ Infrastructure Solutions segment, the CODM uses only net income before taxes as the measure to allocate resources and assess segment performance. Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business. Fiscal year 2025 and 2024 include $6.5 million and $5.8 million, respectively, related to legal matters. See Note 22 for further discussion of the receivables and liabilities.

(3)
Includes stock-based compensation expense recognized upon the adoption of the Executive Retiree LTI Program of $2.2 million, of which $0.4 million and $1.8 million are included in Metal Coatings and Corporate, respectively. See Note 16.

(4)
During the first quarter of fiscal 2026, AVAIL completed the sale of the Electrical Products Group ("EPG"). During the fourth quarter of fiscal 2026, AVAIL completed the sale of the majority of its Welding Services Business ("WSI"). Equity in earnings for the year ended February 28, 2026 includes $204.5 million, consisting of a net gain related to the sale of the EPG and WSI, partially offset by the recognition of an impairment loss on the AVAIL JV, a prior period adjustment for accounting errors within the Brazil operations of the AVAIL JV, and an adjustment related to a change in AVAIL's transfer pricing policy. For further information about the AVAIL JV, see Note 18.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation and amortization expense by segment for fiscal years 2026, 2025 and 2024 were as follows (in thousands):

	Year Ended
Depreciation and amortization	February 28, 2026	February 28, 2025	February 29, 2024
Metal Coatings	$27,723	$26,640	$26,353
Precoat Metals	38,059	31,185	27,940
Total reportable segment depreciation and amortization	65,782	57,825	54,293
Corporate	24,274	24,380	25,130
Consolidated depreciation and amortization	$90,056	$82,205	$79,423
Expenditures for acquisitions, net of cash, and property, plant and equipment by segment for fiscal years 2026, 2025 and 2024 were as follows (in thousands):

	Year Ended
Expenditures for acquisitions, net of cash, and property, plant and equipment	February 28, 2026	February 28, 2025	February 29, 2024
Metal Coatings	$30,937	$29,958	$25,484
Precoat Metals	48,053	84,537	67,809
Total reportable segment expenditures for acquisitions, net of cash, and property, plant and equipment	78,990	114,495	93,293
Corporate	1,786	1,388	1,826
Consolidated expenditures for acquisitions, net of cash, and property, plant and equipment	$80,776	$115,883	$95,119
Asset balances by operating segment for each period were as follows (in thousands):

	As of
Segment Assets(1)	February 28, 2026	February 28, 2025
Metal Coatings(2)	$604,107	$555,095
Precoat Metals(3)	1,562,994	1,548,377
Infrastructure Solutions - Investment in Joint Venture	19,960	99,379
Total reportable segment assets	2,187,061	2,202,851
Corporate	26,413	24,250
Consolidated assets	$2,213,474	$2,227,101

(1)	Segment assets include identifiable intangible assets associated with each reportable segment. The related amortization expense for intangible assets are not allocated to the segments.
(2)
Identifiable intangible assets related to Metal Coatings of $35.0 million and $28.5 million, net of accumulated amortization, as of February 28, 2026 and February 28, 2025, respectively, are included in segment assets. The associated amortization expense is not allocated to the segment.

(3)
Identifiable intangible assets related to Precoat Metals of $374.8 million and $393.3 million, net of accumulated amortization, as of February 28, 2026 and February 28, 2025, respectively, are included in segment assets. The associated amortization expense is not allocated to the segment.

Financial Information About Geographical Areas
Financial information about geographical areas for the periods presented was as follows for fiscal years 2026, 2025 and 2024 (in thousands). The geographic area is based on the location of the operating facility and no customer accounted for 10% or more of consolidated sales.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
Sales	February 28, 2026	February 28, 2025	February 29, 2024
United States	$1,603,851	$1,537,215	$1,498,397
Canada	46,229	40,529	39,192
Total	$1,650,080	$1,577,744	$1,537,589

	As of
Long-lived assets	February 28, 2026	February 28, 2025
United States	$1,758,060	$1,792,337
Canada	58,663	55,700
Total	$1,816,723	$1,848,037

18. Investment in Unconsolidated Entity
We account for our 40% interest in the AVAIL JV under the equity method of accounting and include our equity in earnings as part of the AZZ Infrastructure Solutions segment. We record our equity in earnings in the AVAIL JV on a one-month lag.
In May 2025, Avail Infrastructure Solutions ("AVAIL"), in which we have an unconsolidated investment through the AVAIL JV, completed the sale of its electrical enclosures, switchgear, and bus systems businesses (the "Electrical Products Group" or "EPG"). During the first quarter of fiscal 2026, we received a distribution of cash from the AVAIL JV of $273.2 million. We classified the distribution as an operating activity in the statement of cash flows, in accordance with our policy to apply the cumulative earnings approach for the classification of distributions.
Subsequent to AVAIL’s sale of EPG, management identified events and circumstances indicating that the fair value of our investment in the AVAIL JV may have fallen below its carrying value on an other-than-temporary basis. These indicators arose principally from the significant business divestiture by AVAIL and a corresponding reduction in AVAIL's projected future earnings. In response, management performed a recoverability analysis of our investment in the AVAIL JV. Management estimated the fair value of our 40% interest in the AVAIL JV and concluded that the decline in fair value was other-than-temporary. Accordingly, we recorded an impairment charge of $45.9 million during the second quarter of fiscal 2026 to write down the carrying value of our investment in the AVAIL JV.
In December 2025, AVAIL completed the sale of the majority of WSI. In addition, during the fourth quarter of fiscal 2026, we received a cash distribution of $13.6 million from the AVAIL JV. We classify cash flows from distributions using the cumulative earnings method. Cash received is classified as return on investment in operating cash flows to the extent that cumulative earnings exceeds cumulative distributions, less distributions received in prior periods that were deemed returns of investment. During the year ended February 28, 2026, we received $286.8 million in distributions, and $273.2 million were deemed to be return on investment and reflected in cash flows from operating activities, and $13.6 million were deemed to be return of investment and reflected in cash flows from investing activities.
As of February 28, 2026, management believes the carrying value of the investment in the AVAIL JV is recoverable based on AVAIL's current financial position. We will continue to monitor the AVAIL JV for any indicators of impairment, and if further declines in the fair value occur and are deemed other-than-temporary, additional write-downs will be recorded.
During the year ended February 28, 2026, AVAIL recorded a prior period adjustment for accounting errors within the Brazil operations of the AVAIL JV. We recorded our proportionate share of the adjustment during the fourth quarter of fiscal year 2026. Our share of the adjustment was approximately $9.6 million and is included in “Equity in earnings of unconsolidated joint ventures” in our consolidated statement of operations. The adjustment is comprised of $1.2 million related to the full year ended February 28, 2026 and $8.4 million related to prior periods. Management performed an out of period analysis and concluded that the adjustment was not material to any previously issued financial statements or to the Company’s consolidated financial statements for the year ended February 28, 2026.
As of February 28, 2026, our investment in the AVAIL JV was $20.0 million. For the year ended February 28, 2026, we recorded $209.7 million of equity in earnings, which consists of 1) a net gain of $261.8 million from the sale of the EPG and WSI, 2) $3.4 million of equity in earnings from the AVAIL JV's operations for the year ended February 28, 2026, offset by 3)

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
an impairment loss of $45.9 million on the AVAIL JV recognized during the second quarter of fiscal 2026, and 4) an adjustment of $9.6 million related to accounting errors identified within the Brazil operations of the AVAIL JV.
The following tables presents AVAIL's summarized financial information (in thousands):

Summarized Balance Sheet
	As of
	February 28, 2026(1)	February 28, 2025(1)
Current assets	$287,879	$300,404
Long-term assets	82,741	194,528
Total assets	$370,620	$494,932

Current liabilities	$68,282	$155,585
Long-term liabilities	19,961	134,517
Total liabilities	88,243	290,102
Total partners' capital	282,377	204,830
Total liabilities and partners' capital	$370,620	$494,932

Summarized Operating Data
	Year Ended
	February 28, 2026(1)	February 28, 2025(1)	February 29, 2024(1)
Sales	$263,892	$528,130	$460,109
Gross profit	$63,660	$131,306	$117,402
Income before income taxes	$682,426	$36,825	$29,988
Net income	$680,540	$40,165	$29,351

(1)	We report our equity in earnings on a one-month lag basis; therefore, amounts in the summarized financials above are for the twelve months ended January 31, 2026, 2025 and 2024 and as of January 31, 2026 and 2025. Amounts in the table above exclude certain adjustments made by us to record equity in earnings of the AVAIL JV under U.S GAAP for public companies, primarily to reverse the amortization of goodwill.
AVAIL's net income for the twelve months ended January 31, 2026 includes a net gain on the sale of the EPG and WSI businesses. Our proportionate share of the net gain on the sale of the EPG and WSI businesses includes adjustments for the previous reversal of the amortization of goodwill related to the EPG and WSI businesses.
19. Derivative Instruments
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
We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap agreements to convert a portion of our variable-rate debt to a fixed rate. On September 27, 2022, we entered into a fixed-rate interest rate swap agreement, which was subsequently amended on October 7, 2022 (the "2022 Swap"). The 2022 Swap was terminated on June 30, 2025. During the year ended February 28, 2026, we reclassified $0.1 million before income tax, or $0.07 million net of tax, from other comprehensive income to earnings related to the terminated 2022 Swap.
Simultaneous to the termination of the 2022 Swap, we entered into a new fixed-rate interest rate swap agreement on June 30, 2025 (the “2025 Swap”). The 2025 Swap converts the SOFR-based component of the interest rate to 3.759%. As of February 28, 2026, the 2025 Swap resulted in a total fixed rate of 5.509%. The 2025 Swap had an initial notional amount of $290.0 million and a maturity date of June 30, 2027. The objective of the 2025 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2025 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
payments or cash receipts, of the 2025 Swap are recognized in interest expense.
At February 28, 2026, changes in fair value attributable to the effective portion of the 2025 Swap were included on the consolidated balance sheets in "Accumulated other comprehensive loss." For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on our consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value recognized in accumulated other comprehensive income (loss) until reclassified into earnings when the interest expense on the underlying debt is reflected in earnings. During the year ended February 28, 2026, we reclassified $0.6 million before income tax, or $0.4 million net of tax, from other comprehensive income to earnings for the 2025 Swap.
20. Fair Value Measurement
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
Interest Rate Swap Agreement
Our derivative instruments consist of the 2025 Swap and the 2022 Swap, both of which are considered Level 2 of the fair value hierarchy. The 2025 Swap and the 2022 Swap are included in "Other long-term liabilities" and "Other accrued liabilities" as of February 28, 2026, and February 28, 2025, respectively, in the consolidated balance sheets. The valuations of the 2025 Swap and 2022 Swap are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including swap rates, spread, and/or index levels and interest rate curves. See Note 19 for more information about the 2025 and 2022 Swaps.
Our financial instruments that are measured at fair value on a recurring basis as of February 28, 2026 and February 28, 2025 are as follows (in thousands):

	Carrying Value as of February 28, 2026	Fair Value Measurements Using			Carrying Value as of February 28, 2025	Fair Value Measurements Using
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Interest Rate Swap Agreement(1)	$1,847	$—	$1,847	$—	$352	$—	$352	$—
Total Liabilities	$1,847				$352

(1) The interest rate swap agreements included in the table above represent the 2025 Swap and the 2022 Swap at February 28, 2026 and February 28, 2025, respectively.
See Note 15 for information related to the fair value of the assets in our pension plan.
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
During the year ended February 28, 2026, management performed a recoverability analysis on our investment in the AVAIL JV and concluded there was a decline in fair value that was other-than-temporary. Accordingly, we recorded a loss on impairment of $45.9 million, which is included in "Equity in earnings of unconsolidated subsidiaries" in the consolidated statements of operations. See Note 18.
Long-Term Debt
The fair values of our long-term debt instruments are estimated based on market values for debt issued with similar characteristics or rates currently available for debt with similar terms. These valuations are Level 2 non-recurring fair value measurements.
The principal amount of our outstanding debt under the 2022 Credit Agreement was $385.0 million and $900.3 million at February 28, 2026 and 2025. The estimated fair value of our outstanding debt was $385.5 million and $904.8 million at February 28, 2026 and 2025, excluding unamortized debt issuance costs. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads. The carrying amount of the Receivables Securitization Facility approximates the fair value.
21. Restructuring Charges
During the first quarter of fiscal year 2026, management initiated a restructuring plan for certain surface technologies facilities within the Metal Coatings segment (the "AST Restructuring") to improve overall operational efficiency and financial performance. During the year ended February 28, 2026, we recognized restructuring charges of $3.8 million, which are included in "Cost of sales" in the consolidated statement of operations and includes the loss on sale of equipment, for which we received $0.7 million in proceeds. The restructuring charges consisted primarily of $3.3 million for the write-off of intangible assets and goodwill, as well as $0.5 million for the write-off of other assets, loss on the sale of equipment and severance accruals. We recognized an immaterial amount of restructuring expenses in the second quarter of fiscal 2026. Our initial estimate of total restructuring charges of $4.2 million was reduced to $3.8 million as of February 28, 2026. The AST Restructuring was complete as of February 28, 2026.
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
22. Commitments and Contingencies
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
Our prior-owned affiliate ₋ The Calvert Company entered into a series of commercial contracts in 2011 and 2015 to provide equipment and services to a power plant in Georgia. The general contractor on the project, WECTEC (a subsidiary of Westinghouse), filed bankruptcy in New York in March of 2017. Our affiliate continued to perform work on the project for the

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
owners/licensee under an interim bridge contract. We believe the affiliate was eventually terminated for convenience on the project, and the affiliate filed an adversary proceeding in bankruptcy court against WECTEC and the owners to collect all unpaid amounts. The owners of the Georgia power plant filed a countersuit in April of 2018. In connection with AZZ selling the majority interest in the AIS business to Fernweh AIS Acquisition LP on September 30, 2022, we agreed to retain this lawsuit. After a long and protracted discovery process and motion practice, we determined in the quarter ended August 30, 2023 that the most favorable outcome to the Company to resolve the dispute may be a negotiated settlement. This decision was made in consideration of the expenses of a lengthy jury trial and potentially protracted appeal process; the resources necessary to continue the prosecution and defense of the case given the size of the discovery and the number of issues involved; the risk factors typically associated with jury verdicts in light of all of the political circumstances currently present in Georgia regarding the power plant; and the benefit of resolving a dispute whose genesis arose more than twelve years ago based solely upon risk avoidance, and not upon the merits of the case. During the third quarter of fiscal 2024, all of the parties entered into a confidential settlement agreement, with no parties admitting any guilt or negligence and AZZ agreed to pay the owners/licensee $5.8 million on or around January 15, 2024 to resolve all outstanding matters related to the dispute. In addition, the agreement included the forgiveness of AZZ's receivable from WECTEC of $3.7 million, which was fully reserved by AZZ. This settlement of $5.8 million was accrued during the second quarter of fiscal year 2024, and is included in "Selling, general and administrative" expense in the consolidated statement of operations for the year ended February 29, 2024. The settlement was included in the AZZ Infrastructure Solutions segment, and the settlement payment was made in the fourth quarter of fiscal year 2024.
In 2017, Southeast Texas Industries, Inc. ("STI") filed a breach of contract lawsuit against the Company in the 1st District Court of Jasper County, Texas (the "Court"). In 2020, we filed a counter suit against STI for amounts due to AZZ Beaumont for work performed. On October 16, 2023, the case went to trial, and on October 27, 2023, the jury rendered a verdict in favor of STI and against AZZ in the amount of $4.5 million in damages for breach of contract and breach of express warranty. On February 14, 2024, the trial court entered Final Judgment in favor of STI, awarding STI actual damages of $4.5 million, plus $1.0 million in attorney fees. On May 14, 2024, we filed a Notice of Appeal in the Court of Appeals for the Ninth district of Texas in Beaumont. On May 23, 2024, AZZ purchased a supersedeas bond to cover the final judgment amount during the appellate process. We filed our appellate brief on February 24, 2025. Oral arguments were presented by the parties to the Court of Appeals on March 5, 2026. On April 9, 2026, the Beaumont Court of Appeals ruled there was insufficient evidence to support the final judgment against AZZ, and that STI shall take nothing from AZZ. STI has up to 30 days to file a motion for reconsideration in the Beaumont Court of Appeals, and up to 45 days to file a petition for review in the Supreme Court of Texas. As of February 28, 2026 and the date of this filing, we still have a legal accrual of $5.5 million recorded, which is included in "Other accrued liabilities" on our consolidated balance sheets. This legal accrual will remain in place until the time for STI to appeal the Court of Appeals' ruling to the Supreme Court of Texas has expired or the Supreme Court has declined to review the case if requested by STI, whichever scenario is applicable.

In 2019, Tampa Electric Company ("TECO") entered into a contract to provide services in Florida. TECO terminated our affiliate from the project, alleging failure to comply with safety guidelines. We believe the affiliate was terminated for convenience on the project, and our affiliate was not given its contractual right of notice and 47 hours to deliver a corrective action plan. In 2020, we filed a lawsuit against TECO for breach of contract and unjust enrichment in the Thirteenth Judicial Circuit Court in and for Hillsborough County, Florida. In connection with AZZ selling the majority interest in the AIS business to Fernweh Group on September 30, 2022, we agreed to retain this lawsuit. The parties unsuccessfully mediated the case in June 2023. The case went to trial on January 13, 2025. On February 10, 2025, the jury rendered a verdict in favor of TECO against our affiliate in the amount of $5.2 million, which represented the receivable due from the TECO, net of allowance. We recognized expense of $6.5 million in the fourth quarter of fiscal 2025, consisting of $5.2 million for the derecognition of the net receivable from TECO and $1.3 million for estimated legal fees, of which $1.2 million was paid during the year ended February 28, 2026.

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

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
included in "Selling, general and administrative" expense in the consolidated statement of operations for the year ended February 29, 2024. The settlement amount was paid by the Company to Nucor on September 9, 2024.

On July 29, 2024, Gainesville Associates, LLC ("Gainesville Associates") filed a complaint (the "Complaint") in the Circuit Court of Prince William County, Virginia against AZZ, Atlantic Research, LLC ("ARC"), Precoat Metals Corporation, and Chromalloy Corporation (collectively "Defendants"), asserting claims for breach of contract against ARC and unjust enrichment against all Defendants. The Complaint arose out of a lease, dated January 1, 1976, between Gainesville Associates as landlord and ARC as tenant (as subsequently amended in 1982, 2012, 2013 and 2017, the "Lease") for property in Gainesville, Virginia (the "Property"). ARC ceased using the property in 2005 after which point ARC remained in the Lease to complete its obligations on the property pursuant to a consent decree entered into between the U.S. Environmental Protection Agency ("EPA") and ARC in 1992. ARC satisfied its obligations under the consent decree in 2018 (other than ongoing well water monitoring and testing) and terminated the Lease in 2019. In its Complaint, Gainesville Associates alleged that ARC breached certain provisions of the Lease. On September 3, 2024, Defendants removed the action to the United States District Court of the Eastern District of Virginia. On September 24, 2024, Defendants filed a motion to dismiss the Complaint. On October 30, 2024, the claim was denied and the court ordered the parties to mediate. The parties attended the court ordered mediation on December 3, 2024, and although the Company believed the Gainesville Associates' case was deficient and it had very strong defenses to the allegations asserted by Gainesville Associates, management determined that it was still in the best financial interest of the Company to settle all matters for the estimated cost of defense. The parties mutually agreed to resolve all disputed matters for $6.0 million, of which our portion was $1.9 million. For the year ended February 28, 2025, we recognized $1.6 million for legal expenses and $1.9 million for our portion of the settlement amount. The settlement amount was paid on January 10, 2025.
Environmental
As of February 28, 2026, the reserve balance for our environmental liabilities was $17.6 million, of which $1.1 million is classified as current. Environmental remediation liabilities include costs directly associated with site investigation and site remediation, such as materials, external contractor costs, legal and consulting expenses and incremental internal costs directly related to ongoing remediation plans. Estimates used to record environmental remediation liabilities are based on the Company's best estimate of probable future costs based on site-specific facts and circumstances known at the time of these estimates and they are updated on a quarterly basis. Estimates of the cost for the potential or ongoing remediation plans are developed using internal resources and third-party environmental engineers and consultants.
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
Commodity pricing
As of February 28, 2026, we had non-cancelable forward contracts to purchase approximately $97.1 million of zinc and $7.3 million of natural gas at various volumes and prices. All such contracts expire in fiscal 2027.
Other
As of February 28, 2026, we had outstanding letters of credit in the amount of $12.0 million. These standby letters of credit are primarily issued to support insurance deductibles and other collateral requirements. In addition, as of February 28, 2026, a warranty reserve in the amount of $4.8 million was established to offset any future warranty claims.
We have expanded our coatings capabilities through the construction of a new 25-acre aluminum coil coating facility in Washington, Missouri, which became operational during the first quarter of fiscal 2026. The new greenfield facility is included in the AZZ Precoat Metals segment and is supported by a take-or-pay contract for approximately 75% of the output from the new plant. We expect to spend approximately $122.8 million in capital payments related to the project, of which $113.6 million was paid prior to fiscal 2026 and approximately $7.8 million was paid during year ended February 28, 2026. The remaining balance of $1.4 million is expected to be paid in the first quarter of fiscal 2027.

AZZ INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. Subsequent Events
As of February 28, 2026, we have a defined benefit pension plan for certain employees and former employees of Precoat Metals (the "Plan"). Benefit accruals are frozen for all participants; participants do not accrue any future benefits under the Plan, and any new hires are not eligible to participate in the Plan. On April 8, 2026, our Board of Directors approved a plan to terminate the Plan. The termination is intended to reduce balance sheet volatility, administrative complexity, and long-term pension risk. See Note 15 for more information related to the Plan.
The termination remains subject to customary regulatory approvals, satisfaction of plan funding requirements, and completion of benefit settlement activities. An estimate of the impact to the financial statements cannot be made at this time.

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
Management’s Report on Internal Controls Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Management, with the participation of its principal executive officer and principal financial officer assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management concluded that the Company maintained effective internal control over financial reporting as of February 28, 2026.
The Company’s independent registered public accounting firm, Grant Thornton, LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.
Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during our fiscal quarter ended February 28, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended February 28, 2026, none of our officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with regard to executive officers is included in "Part I. Item 1—Information About our Executive Officers" of this Annual Report on Form 10-K.
There have been no material changes to the procedures for shareholders to recommend nominees to our Board of Directors since we last provided such disclosures.
Other information required in response to this Item 10 is set forth in our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders (the “Proxy Statement”) as noted below and is incorporated by reference:

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
Equity Compensation Plan Information
The following table provides a summary of information as of February 28, 2026, relating to our equity compensation plans in which our common stock is authorized for issuance.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders(1)	306,281	'(2)	$—	2,124,036	'(3)
____________________________
(1)Consists of the 2023 Long-Term Incentive Plan (the "2023 Plan"), the 2014 Long-Term Incentive Plan (the "2014 Plan"), and the 2018 Employee Stock Purchase Plan (the "2018 ESPP"). See "Part II. Item 8. Financial Statements and Supplementary Data—Note 16" for further information.
(2)Consists of (i) outstanding awards under the 2014 Plan, including 84,221 RSUs and 110,767 PSUs at the target amount; and (ii) outstanding awards under the 2023 Plan, including 72,781 RSUs and 38,512 PSUs at the target amount.
(3)Consists of (i) 1,174,900 shares available for future issuance under the 2023 Plan; (ii) and 949,136 shares remaining available for issuance under the 2018 ESPP. No shares are available for future issuance under the 2014 Plan.
For further discussion of the 2023 Plan, the 2014 Plan and 2018 ESPP, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 16."
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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

1.Consolidated Financial Statements

2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date
2.1	**	Contribution and Purchase Agreement, dated as of June 23, 2022, by and between AZZ Inc., AIS Investment Holdings LLC and Fernweh AIS Acquisition L.P.	8-K	2.1	6/27/2022
3.1		Amended and Restated Bylaws dated April 24, 2023	10-K	3.1	4/25/2023
3.2		Amended and Restated Certificate of Formation (with Certificate of Correction dated May 15, 2023)	10-Q	3.1	10/10/2023
4.1		Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	4.1	4/25/2023
4.2		Form of Common Stock Certificate	10-Q	4.1	10/13/2000
10.1	**	Credit Agreement, dated as of May 13, 2022, by and among AZZ Inc., the Guarantors, the Lenders, the L/C Issuers and Citibank, N.A. as Administrative Agent and Collateral Agent	8-K	10.1	5/16/2022
10.2		First Amendment to Credit Agreement, dated as of August 17, 2023, by and among AZZ Inc., the Guarantors, the Lenders, and Citibank, N.A., as Administrative Agent and Collateral Agent	8-K	10.1	8/17/2023
10.3		Second Amendment to Credit Agreement, dated as of December 20, 2023, by and among AZZ Inc., the Guarantors, the Lenders, and Citibank, N.A., as Administrative Agent and Collateral Agent	8-K	10.1	12/21/2023
10.4		Third Amendment to Credit Agreement, dated as of March 20, 2024, by and among AZZ Inc., the Guarantors, the Lenders, and Citibank, N.A., as Administrative Agent and Collateral Agent	8-K	10.1	3/20/2024
10.5		Fourth Amendment to Credit Agreement, dated as of September 24, 2024, by and among AZZ Inc., the Guarantors, the Lenders, and Citibank, N.A. as Administrative Agent and Collateral Agent	8-K	10.1	9/24/2024
10.6		Fifth Amendment to Credit Agreement, dated as of February 27, 2025, by and among AZZ Inc., the Guarantors, the Lenders, and Citibank, N.A., as Administrative Agent and Collateral Agent	8-K	10.1	3/3/2025
10.7		Sixth Amendment to Credit Agreement, dated as of August 5, 2025, by and among AZZ Inc., the Guarantors, the Lenders, and Citibank, N.A., as Administrative Agent and Collateral Agent	8-K	10.1	8/5/2025
10.8		Receivables Transfer, dated as of July 10, 2025, by and among The Various Entities Listed on Schedule I (as Originators), Arbor-Crowley, LLC (as Master Servicer) and AZZ SPE LLC (as Transferee)	8-K	10.1	7/16/2025

10.9		Receivables Contribution Agreement, dated as of July 10, 2025, by and among AZZ SPE LLC (as Contributor), Arbor-Crowley, LLC (as Master Servicer), and AZZ SPE LLC (as Company)	8-K	10.2	7/16/2025
10.10		Credit and Security Agreement, dated as of July 10, 2025, among AZZ SPE-1 (as Borrower), Arbor-Crowley, (as the Master Servicer), the Lenders from Time to Time Party Hereto, and Wells Fargo Bank, National Association (as Administrative Agent)	8-K	10.3	7/16/2025
10.11		Performance Undertaking, dated as of July 10, 2025	8-K	10.4	7/16/2025
10.12		Pledge Agreement, dated as of July 10, 2025	8-K	10.5	7/16/2025
10.13		Guaranty Agreement, dated as of July 10, 2025	8-K	10.6	7/16/2025
10.14	**	First Amended and Restated Limited Liability Company Agreement of AIS Investment Holdings, dated as of September 30, 2022, by and between AZZ Inc., Fernweh AIS Acquisition LP and Atkinson Holding Company LLC	8-K	10.1	10/6/2022
10.15	*	AZZ Inc. 2014 Long Term Incentive Plan	S-8	4.5	7/9/2014
10.16	*	First Amendment to AZZ Inc. 2014 Long Term Incentive Plan	8-K	10.2	1/21/2016
10.17	*	Amended Form of Restricted Share Unit Award Agreement	8-K	10.4	1/21/2016
10.18	*	Amended Form of Performance Award Agreement	8-K	10.6	1/21/2016
10.19	*	AZZ Inc. 2023 Long-Term Incentive Plan	8-K	10.1	7/11/2023
10.20	*	Amended Form of Restricted Share Unit Award Under the AZZ Inc. 2023 Long-Term Incentive Plan	10-K	10.14	4/21/2025
10.21	*	Amended Form of Performance Share Unit Award Agreement Under the AZZ Inc. 2023 Long-Term Incentive Plan	10-K	10.15	4/21/2025
10.22	*	Executive Retiree LTI Program	10-K	10.16	4/21/2025
10.23	*	Form of Amended and Restated Performance Share Unit ("PSU") Award Agreement for FY2024 and FY2025 Retirement Eligible PSU Awards	10-Q	10.3	7/9/2025
10.24	*	Form of Restricted Share Unit Award Agreement for Retirement-Eligible Executives	10-K	10.17	4/21/2025
10.25	*	Form of Performance Share Unit Award Agreement for Retirement-Eligible Executives	10-K	10.18	4/21/2025
10.26	*	AZZ Inc. Senior Management Bonus Plan	DEF 14A	Appendix B	5/28/2015
10.27	*	First Amendment to Senior Management Bonus Plan	8-K	10.3	1/21/2016
10.28	*	AZZ Inc. 2018 Employee Stock Purchase Plan	S-8	4.3	7/27/2018
10.29	*	Second Amended and Restated Employment Agreement between AZZ Inc. and Mr. Tom Ferguson, dated as of October 3, 2019	8-K	10.1	10/7/2019
10.30	*	Change in Control Agreement by and between AZZ incorporated and Thomas Ferguson, dated as of November 4, 2013	8-K	10.2	11/7/2013
10.31	*	Employment Agreement by and between AZZ Inc. and Jason Crawford, dated June 3, 2024	8-K	10.1	6/3/2024
10.32	*	Employment Agreement by and between AZZ Inc. and Bryan Stovall, dated July 15, 2024	8-K	10.1	7/19/2024
10.33	*	AZZ Inc. Executive Officer Severance Plan	10-Q	10.7	10/12/2021
10.34	*	AZZ Inc. Compensation Recovery Policy	10-K	10.23	4/22/2024
19.1		AZZ Inc. Insider Trading Policy	10-K	19.1	4/21/2025
21.1	+	Subsidiaries of the Registrant
23.1	+	Consent of Grant Thornton LLP
31.1	+	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	++	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	++	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1		Executive Officer Incentive Compensation Recovery Policy	10-K	97.1	4/22/2024
101.INS	+	XBRL Instance Document

101.SCH	+	XBRL Taxonomy Extension Schema Document
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Date File (embedded with the Inline XBRL document)
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

AZZ Inc.
(Registrant)

April 22, 2026	By:	/s/ Thomas E. Ferguson
Thomas E. Ferguson, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AZZ and in the capacities and on the dates indicated.

April 22, 2026	/s/ Daniel E. Berce
Daniel E. Berce Chairman of the Board of Directors

April 22, 2026	/s/ Thomas E. Ferguson
Thomas E. Ferguson President, Chief Executive Officer and Director (Principal Executive Officer)

April 22, 2026	/s/ Jason Crawford
Jason Crawford Chief Financial Officer (Principal Financial Officer)

April 22, 2026	/s/ Daniel R. Feehan
Daniel R. Feehan Director

April 22, 2026	/s/ Ed McGough
Ed McGough Director

April 22, 2026	/s/ Steven R. Purvis
Steven R. Purvis Director

April 22, 2026	/s/ Carol R. Jackson
Carol R. Jackson Director

April 22, 2026	/s/ Clive A. Grannum
Clive A. Grannum Director