Form 10-Q
period 2026-05-31
AZZ INC
filed 2026-07-08
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of July 1, 2026, the registrant had outstanding 30,051,501 shares of common stock; $1.00 par value per share.

PART I. FINANCIAL INFORMATION
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	May 31, 2026	February 28, 2026
Assets
Current assets:
Cash and cash equivalents	$1,059	$705
Trade accounts receivable, net of allowance for credit losses of $128 and $144 at May 31, 2026 and February 28, 2026, respectively	163,872	142,648
Other receivables	20,756	18,990
Inventories	121,196	113,413
Contract assets	117,073	112,785
Prepaid expenses and other	16,098	6,827
Total current assets	440,054	395,368
Property, plant and equipment, net	609,463	609,305
Right-of-use assets	60,924	59,564
Goodwill	714,463	714,753
Deferred tax assets	1,242	1,383
Intangible assets, net	403,946	409,738
Investment in AVAIL joint venture	18,967	19,960
Other assets	3,265	3,403
Total assets	$2,252,324	$2,213,474
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$122,054	$114,590
Income taxes payable	3,427	387
Accrued salaries and wages	19,637	33,847
Other accrued liabilities	74,227	74,771
Lease liability, short-term	9,502	8,679
Total current liabilities	228,847	232,274
Long-term debt, net	480,604	477,738
Lease liability, long-term	52,711	51,969
Deferred tax liabilities	77,441	73,924
Other long-term liabilities	36,677	40,538
Total liabilities	876,280	876,443
Commitments and contingencies (Note 18)
Shareholders' equity:
Common stock, $1 par value; 100,000 shares authorized; 30,017 and 29,880 shares issued and outstanding at May 31, 2026 and February 28, 2026, respectively	30,017	29,880
Capital in excess of par value	424,279	431,155
Retained earnings	929,574	883,544
Accumulated other comprehensive loss	(7,826)	(7,548)
Total shareholders' equity	1,376,044	1,337,031
Total liabilities and shareholders' equity	$2,252,324	$2,213,474

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended May 31,
	2026	2025
Sales	$448,530	$421,962
Cost of sales	336,361	317,832
Gross margin	112,169	104,130

Selling, general and administrative	35,136	34,581
Operating income	77,033	69,549

Interest expense, net	(11,264)	(18,563)
Equity in earnings of unconsolidated subsidiary	509	173,523
Other income (expense), net	(260)	1,327
Income before income taxes	66,018	225,836
Income tax expense	14,012	54,928
Net income	$52,006	$170,908

Basic earnings per common share	$1.74	$5.71
Diluted earnings per common share	$1.72	$5.66

Weighted average shares outstanding—Basic	29,932	29,941
Weighted average shares outstanding—Diluted	30,159	30,217

Cash dividends declared per common share	$0.20	$0.17
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended May 31,
	2026	2025
Net income	$52,006	$170,908
Other comprehensive income (loss):
Foreign currency translation adjustments:
Unrealized translation gain (loss)	(551)	1,956
Unrealized translation gain (loss) for unconsolidated subsidiary, net of tax(1)	(1,142)	241
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized gain on interest rate swap, net of tax(2)	1,361	339
Amounts reclassified from accumulated other comprehensive income to earnings, net of tax(3)	54	(48)
Unrealized gain on interest rate swap, net of tax for unconsolidated subsidiary(4)	—	3
Other comprehensive income (loss)	(278)	2,491
Comprehensive income	$51,728	$173,399

(1)
Unrealized translation gain (loss) for unconsolidated subsidiary is related to our unconsolidated investment in the AVAIL JV and represents our 40% interest in this amount. Net of tax expense (benefit) of $(361) and $76 for the three months ended May 31, 2026 and May 31, 2025, respectively.

(2)	Net of tax expense of $439 and $113 for the three months ended May 31, 2026 and May 31, 2025, respectively.
(3)	Net of tax expense (benefit) of $17 and $(16) for the three months ended May 31, 2026 and May 31, 2025, respectively. See Note 9.
(4)
Unrealized gain on interest rate swap, net of tax for unconsolidated subsidiary is related to our unconsolidated investment in the AVAIL JV and represents our 40% interest in this amount. The interest rate swap was written off following the sale of the Electrical Products Group business during the second quarter of fiscal 2026. Net of tax expense of $1 for the three months ended May 31, 2025.

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended May 31,
	2026	2025
Cash flows from operating activities
Net income	52,006	170,908
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	(25)	320
Depreciation and amortization	23,519	21,827
Deferred income taxes	3,571	(4,056)
Equity in earnings of unconsolidated subsidiary	(509)	(173,523)
Distribution on investment in AVAIL joint venture	—	273,223
Restructuring charges	—	3,744
Net gain on sale of property, plant and equipment	(49)	(2,686)
Amortization of debt financing costs	3,834	3,198
Share-based compensation expense	3,784	5,086
Changes in current assets and current liabilities	(46,483)	17,768
Changes in other long-term assets and long-term liabilities	(2,499)	(1,027)
Net cash provided by operating activities	37,149	314,782
Cash flows from investing activities
Purchase of property, plant and equipment	(18,747)	(20,896)
Proceeds from sale or insurance settlements of property, plant and equipment	49	3,774
Net cash used in investing activities	(18,698)	(17,122)
Cash flows from financing activities
Tax payments related to common stock issued under stock-based plans	(10,523)	(4,598)
Proceeds from Revolving Credit Facility	90,000	210,000
Payments on Revolving Credit Facility	(110,000)	(160,000)
Proceeds from Receivables Securitization Facility	20,000	—
Payments of debt financing costs	(803)	(20)
Payments on long-term debt and finance leases	(872)	(335,809)
Payments of dividends	(5,976)	(5,085)
Net cash used in financing activities	(18,174)	(295,512)
Effect of exchange rate changes on cash	77	(593)
Net increase in cash and cash equivalents	354	1,555
Cash and cash equivalents at beginning of period	705	1,488
Cash and cash equivalents at end of period	$1,059	$3,043

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended May 31, 2026
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at February 28, 2026	29,880	$29,880	$431,155	$883,544	$(7,548)	$1,337,031
Share-based compensation	—	—	3,784	—	—	3,784
Common stock issued under stock-based plans and related tax expense	137	137	(10,660)	—	—	(10,523)
Cash dividends paid on common stock	—	—	—	(5,976)	—	(5,976)
Net income	—	—	—	52,006	—	52,006
Other comprehensive income (loss)	—	—	—	—	(278)	(278)
Balance at May 31, 2026	30,017	$30,017	$424,279	$929,574	$(7,826)	$1,376,044

	Three Months Ended May 31, 2025
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at February 28, 2025	29,913	$29,913	$418,004	$609,158	$(11,580)	$1,045,495
Share-based compensation	—	—	5,086	—	—	5,086
Common stock issued under stock-based plans and related tax expense	94	94	(4,691)	—	—	(4,597)
Cash dividends paid on common stock	—	—	—	(5,085)	—	(5,085)
Net income	—	—	—	170,908	—	170,908
Other comprehensive income (loss)	—	—	—	—	2,491	2,491
Balance at May 31, 2025	30,007	$30,007	$418,399	$774,981	$(9,089)	$1,214,298
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation
AZZ Inc. ("AZZ", the "Company", "our" or "we") was established in 1956 and incorporated under the laws of the state of Texas. We are a provider of hot-dip galvanizing and coil coating solutions to a broad range of end markets in North America. We have three distinct operating segments: the AZZ Metal Coatings segment, the AZZ Precoat Metals segment, and the AZZ Infrastructure Solutions segment. Our AZZ Metal Coatings segment is a leading provider of metal coating solutions for corrosion protection, including hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating to the North American steel fabrication industry and other industries. The AZZ Precoat Metals segment provides aesthetic and corrosion protective coatings and related value-added services for steel and aluminum coil, primarily serving the construction; appliance; heating, ventilation, and air conditioning (HVAC); container; transportation and other end markets in North America. The AZZ Infrastructure Solutions segment ("AIS") represents our 40% non-controlling interest in the AIS Investment Holdings LLC (the "AVAIL JV"). AIS Investment Holdings LLC is primarily dedicated to delivering safe and reliable transmission of power from generation sources to end customers, and automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure in markets worldwide. See Note 8 for additional information about the AVAIL JV. See Note 7 for information about the Company's operations by segment.
Presentation
The accompanying condensed consolidated balance sheet as of February 28, 2026, was derived from audited financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2026, included in our Annual Report on Form 10-K covering such period which was filed with the Securities and Exchange Commission ("SEC") on April 22, 2026. Certain previously reported amounts have been reclassified to conform to current period presentation.
Our fiscal year ends on the last day of February and is identified as the fiscal year for the calendar year in which it ends. For example, the fiscal year ending February 28, 2027, is referred to as fiscal 2027.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of May 31, 2026, and the results of its operations and cash flows for the three months ended May 31, 2026 and 2025. The interim results reported herein are not necessarily indicative of results for a full year.
Accounts receivable, net of allowance for credit losses
The balance of trade accounts receivable, net of allowance for credit losses was $163.9 million, $142.6 million, and $135.1 million as of May 31, 2026, February 28, 2026, and February 28, 2025, respectively.
Recently Adopted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that permits entities, when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers, to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted ASU 2025-05 effective March 1, 2026, and the adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"), which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. The amendment does not intend to change the

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

fundamental nature of interim reporting or expand or reduce current interim disclosure requirements, but rather to provide clarity and improve the navigability of the existing interim reporting guidance. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively for all prior periods presented. We expect to adopt ASU 2025-11 for the interim period ending May 31, 2028, and we are currently evaluating the impact of ASU 2025-11 on our consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities ("ASU 2025-10"), which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. ASU 2025-10 provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. ASU 2025-10 also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. We expect to adopt ASU 2025-10 for the interim period ending May 31, 2029, and we are currently evaluating the impact of ASU 2025-10.
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
The allocation of purchase price to the identifiable assets acquired and liabilities assumed for this acquisition has been finalized. Intangible assets subject to amortization from the acquisition consist of customer relationships. The total weighted-average amortization period for these assets is 15 years, and the assets have no residual value.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of the allocation of assets acquired and liabilities assumed, in aggregate, related to the Canton Galvanizing acquisition, as of the date of the acquisition (in thousands):

July 1, 2025
Assets
Accounts receivable	$1,409
Inventories	1,049
Property, plant and equipment	4,759
Goodwill	9,585
Intangibles and other assets	13,810
Total fair value of assets acquired	$30,612
Liabilities
Accounts payable	(237)
Other accrued liabilities	(231)
Total fair value of liabilities assumed	$(468)
Total purchase price, net of cash acquired	$30,144

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Inventories
The following table summarizes the components of inventory (in thousands):

	As of
	May 31, 2026	February 28, 2026
Raw material	$118,904	$111,483
Work in process	840	733
Finished goods	1,452	1,197
Total inventories	$121,196	$113,413
Our inventory reserves were $3.1 million and $3.4 million as of May 31, 2026 and February 28, 2026, respectively. Inventory cost is determined principally using the first-in-first-out (FIFO) method for the AZZ Metal Coatings segment and the specific identification method for the AZZ Precoat Metals segment.
4. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended May 31,
	2026	2025
Numerator:
Net income	$52,006	$170,908
Denominator:
Weighted average shares outstanding for basic earnings per share	29,932	29,941
Effect of dilutive securities:
Employee stock awards	227	276
Denominator for diluted earnings per share	30,159	30,217

Basic earnings per common share	$1.74	$5.71
Diluted earnings per common share	$1.72	$5.66

For the three months ended May 31, 2026 and 2025, 55.6 thousand and 50.9 thousand shares, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. These shares could be dilutive in future periods.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Disaggregated Sales
The following table presents disaggregated sales by customer industry (in thousands):

	Three Months Ended May 31,
	2026	2025
Sales:
Construction	$258,002	$248,417
Industrial	40,590	37,670
Infrastructure	55,970	56,443
Transportation	27,392	27,738
HVAC & Appliances	22,772	23,341
Container	20,776	7,046
Other(1)	23,028	21,307
Total sales	$448,530	$421,962

(1)	Other includes less significant markets, such as recreation, sales from recycling and other miscellaneous customer industries.
During the three months ended May 31, 2026, the Company revised its disaggregated sales categories to better reflect its current business operations. For the three months ended May 31, 2025, customer industry categories have been reclassified to conform to the current period presentation. This reclassification had no impact on total sales. See Note 7 for sales information by operating segment.
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
The increases in contract assets and contract liabilities during the three months ended May 31, 2026, were primarily due to normal timing differences between AZZ's performance and customer payments. Contract liabilities of $0.7 million, $0.6 million, and $0.5 million as of May 31, 2026, February 28, 2026, and February 28, 2025, respectively, are included in "Other accrued liabilities" in the consolidated balance sheets. The balance of contract assets was $117.1 million, $112.8 million, and $106.5 million as of May 31, 2026, February 28, 2026, and February 28, 2025, respectively.
Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations ("RUPO") represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of RUPO increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of RUPO when an enforceable agreement has been reached. We have elected the practical expedient to exclude remaining performance obligations with a duration of one year or less. The Company has a long-term customer contract related to the aluminum coil coating facility in Washington, Missouri that includes RUPO through fiscal year 2031. The amounts associated with remaining performance obligations are subject to variability based on customer ordering patterns, production capacity, and contractual provisions. As of May 31, 2026, the amount of RUPO that we expect to recognize as revenue is not significant for any year through fiscal year 2031.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Supplemental Cash Flow Information
To arrive at net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Three Months Ended May 31,
	2026	2025
Decrease (increase) in current assets:
Accounts receivable, net	$(21,252)	$(18,480)
Other receivables	(1,781)	(1,908)
Inventories	(7,841)	1,757
Contract assets	(4,291)	(2,572)
Prepaid expenses and other	(9,273)	(9,640)
Increase (decrease) in current liabilities:
Accounts payable	9,587	3,893
Income taxes payable	3,040	54,006
Accrued expenses	(14,672)	(9,288)
Changes in current assets and current liabilities	$(46,483)	$17,768
Cash flows related to interest were as follows (in thousands):

	Three Months Ended May 31,
	2026	2025
Cash paid for interest	$7,365	$15,654
Cash paid for income taxes	302	551
Supplemental disclosures of non-cash investing and financing activities were as follows (in thousands):

	Three Months Ended May 31,
	2026	2025
Accruals for capital expenditures	$1,606	$4,429

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
For the three months ended May 31, 2026, following the divestiture of certain business operations, the AVAIL JV provided industrial and hazardous-duty lighting products, specialized welding, maintenance, and asset integrity solutions serving the power generation, oil and gas, and industrial markets. For the three months ended May 31, 2025, the AVAIL JV was a global provider of application-critical equipment, highly engineered technologies, and specialized services to the power generation, transmission, distribution, oil and gas, and industrial markets.
The following tables contain operating segment data for the three months ended May 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended May 31, 2026
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Total
Sales	$210,305	$238,225	$—	$448,530
Cost of sales	147,452	188,909	—	336,361
Selling, general and administrative	6,302	7,781	—	14,083
Operating income	$56,551	$41,535	—	98,086
Equity in earnings of unconsolidated subsidiary			509	509
Income before income taxes			$509	98,595

Reconciliation to consolidated income before income taxes
Corporate selling, general and administrative expenses				(21,053)
Interest expense				(11,264)
Other expense				(260)
Consolidated income before income taxes				$66,018
See notes below tables.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended May 31, 2025
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Total
Sales	$187,215	$234,747	$—	$421,962
Cost of sales(2)	130,356	187,476	—	317,832
Selling, general and administrative(3)	6,127	7,917	80	14,124
Operating income (loss)	$50,732	$39,354	(80)	90,006
Equity in earnings of unconsolidated subsidiary(4)			173,523	173,523
Income before income taxes			$173,443	263,529

Reconciliation to consolidated income before income taxes
Corporate selling, general and administrative expenses				(20,457)
Interest expense				(18,563)
Other income				1,327
Consolidated income before income taxes				$225,836
See notes below tables.

(1)	For the AZZ Infrastructure Solutions segment, the CODM uses only net income before taxes as the measure to allocate resources and assess segment performance. Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business.
(2)	For the three months ended May 31, 2025, the AZZ Metal Coatings segment includes restructuring charges of $3.8 million. See Note 17.
(3)
Includes stock-based compensation expense recognized during the three months ended May 31, 2025 upon the adoption of the Executive Retiree LTI Program of $2.2 million, of which $0.4 million and $1.8 million are included in the AZZ Metal Coatings segment and the Corporate segment, respectively. See Note 15.

(4)
During the first quarter of fiscal 2026, AVAIL completed the sale of the Electrical Products Group ("EPG") to nVent Electric plc. Following the completion of the sale, we received a distribution of $273.2 million during the three months ended May 31, 2025, which is in excess of the investment in the AVAIL JV, which was $107.4 million as of May 31, 2025. The excess distribution of $165.8 million was recorded as equity in earnings of unconsolidated subsidiary during the three months ended May 31, 2025. See Note 8.

Asset balances by operating segment were as follows (in thousands):

	As of
Segment Assets(1)	May 31, 2026	February 28, 2026
Metal Coatings(2)	$622,749	$604,107
Precoat Metals(3)	1,589,600	1,562,994
Infrastructure Solutions - Investment in Joint Venture	18,967	19,960
Total reportable segment assets	2,231,316	2,187,061
Corporate	21,008	26,413
Consolidated assets	$2,252,324	$2,213,474

(1)	Segment assets include identifiable intangible assets associated with each reportable segment. The related amortization expense for intangible assets is not allocated to the segments.
(2)
Identifiable intangible assets related to AZZ Metal Coatings of $33.8 million and $35.0 million, net of accumulated amortization, as of May 31, 2026 and February 28, 2026, respectively, are included in segment assets. The associated amortization expense is not allocated to the segment.

(3)
Identifiable intangible assets related to AZZ Precoat Metals of $370.1 million and $374.8 million, net of accumulated amortization, as of May 31, 2026 and February 28, 2026, respectively, are included in segment assets. The associated amortization expense is not allocated to the segment.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense by segment for the three months ended May 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended May 31,
Depreciation and amortization	2026	2025
Metal Coatings	$7,266	$6,660
Precoat Metals	10,222	9,123
Total reportable segment depreciation and amortization	17,488	15,783
Corporate	6,031	6,044
Consolidated depreciation and amortization	$23,519	$21,827
Financial Information About Geographical Areas
Financial information about geographical areas for the periods presented was as follows (in thousands). The geographic area is based on the location of the operating facility and no customer accounted for 10% or more of consolidated sales.

	Three Months Ended May 31,
Sales	2026	2025
United States	$435,990	$410,995
Canada	12,540	10,967
Total sales	$448,530	$421,962

	As of
Long-lived assets	May 31, 2026	February 28, 2026
United States	$648,747	$647,182
Canada	21,640	21,687
Total	$670,387	$668,869
8. Investments in Unconsolidated Entity
AVAIL JV
We account for our 40% interest in the AVAIL JV under the equity method of accounting and include our equity in earnings as part of the AZZ Infrastructure Solutions segment. We record our equity in earnings in the AVAIL JV on a one-month lag.
As of May 31, 2026, our investment in the AVAIL JV was $19.0 million. For the three months ended May 31, 2026, we recorded $0.5 million of equity in earnings.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize balance sheet and income statement information for the AVAIL JV (in thousands):

Summarized Balance Sheet
	As of
	May 31, 2026(1)	February 28, 2026(1)
Current assets	$166,713	$225,298
Long-term assets	17,218	19,330
Total assets	$183,931	$244,628

Current liabilities	$45,504	$59,724
Long-term liabilities	11,623	12,732
Total liabilities	57,127	72,456
Total partners' capital	126,804	172,172
Total liabilities and partners' capital	$183,931	$244,628

Summarized Operating Data
	Three Months Ended May 31,
	2026(1)	2025(1)
Sales	$7,472	$168,240
Gross profit	$2,639	$45,125
Income (loss) before income taxes	$1,625	$17,474
Net income (loss)	$1,457	$17,624

(1)
We report our equity in earnings on a one-month lag basis; therefore, amounts in the summarized financials above are as of and for the three months ended April 30, 2026 and 2025 and as of January 31, 2026. Amounts in the table above exclude certain adjustments made by us to record equity in earnings of the AVAIL JV under U.S GAAP for public companies, primarily to reverse the amortization of goodwill. The three months ended May 31, 2026 reflects operations from AVAIL's Industrial Lighting business and WSI Brazil business.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash Distributions from the AVAIL JV
We classify cash flows from distributions using the cumulative earnings method. Cash received is classified as return on investment in operating cash flows to the extent that cumulative earnings exceed cumulative distributions, less distributions received in prior periods that were deemed returns of investment. We did not receive cash distributions from the AVAIL JV during the three months ended May 31, 2026. During the three months ended May 31, 2025, we received cash distributions from the AVAIL JV of $273.2 million, following AVAIL’s sale of its Electrical Products Group ("EPG") to nVent Electric plc.
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
We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap agreements to convert a portion of our variable-rate debt to a fixed rate. On June 30, 2025, we entered into a fixed-rate interest rate swap agreement (the "2025 Swap"). The 2025 Swap converts the SOFR-based component of the interest rate to 3.759%. As of May 31, 2026, the 2025 Swap resulted in a total fixed rate of 5.509%. The 2025 Swap has a notional amount of $290.0 million and a maturity date of June 30, 2027. The objective of the 2025 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2025 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2025 Swap are recognized in interest expense.
At May 31, 2026, changes in fair value attributable to the effective portion of the 2025 Swap were included on the consolidated balance sheets in "Accumulated other comprehensive loss." For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on our consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value recognized in accumulated other comprehensive income (loss) until reclassified into earnings when the interest expense on the underlying debt is reflected in earnings. During the three months ended May 31, 2026, we reclassified $0.1 million before income tax, or $0.05 million net of tax, from other comprehensive income to earnings for the 2025 Swap.
10. Debt
Our long-term debt instruments and balances outstanding as of May 31, 2026 and February 28, 2026 were as follows (in thousands):

	As of
	May 31, 2026	February 28, 2026
Revolving Credit Facility	$30,000	$50,000
Term Loan B	335,000	335,000
Receivables Securitization Facility	150,000	130,000
Total debt, gross	515,000	515,000
Unamortized debt issuance costs	(34,396)	(37,262)
Long-term debt, net	$480,604	$477,738

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2022 Credit Agreement and Term Loan B
We have a credit agreement with a syndicate of financial institutions as lenders, entered into on May 13, 2022 and amended from time to time (collectively referred to herein as the "2022 Credit Agreement").
The 2022 Credit Agreement includes the following significant terms:
i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company; as of May 31, 2026, the outstanding balance of the Term Loan B was $335.0 million;
ii.provides for a maximum senior secured Revolving Credit Facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 13, 2027;
iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;
iv.borrowings under the Term Loan B bear an interest rate of Secured Overnight Financing Rate ("SOFR") plus 1.75% and the Revolving Credit Facility bears a leverage-based rate with various tiers between 1.25% and 2.25%; as of May 31, 2026, the interest rate was SOFR plus 1.25%;
v.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions; and,
vi.includes a maximum quarterly leverage ratio financial covenant, with reporting requirements to our banking group at each quarter-end.

On May 7, 2026, we amended our 2022 Credit Agreement to change the following terms of the Revolving Credit Facility:

i.extended the maturity date of our Revolving Credit Facility from May 31, 2026 to May 7, 2029;
ii.added JP Morgan Chase Bank, N.A. and PNC Capital Markets LLC as additional lenders, and removed Citibank N.A. and Barclays Bank PLC as lenders;
iii.reduced the interest rate tiers from a range of SOFR plus 1.75% to 2.75% to a range of SOFR plus 1.25% to 2.25%; and
iv.reduced the leverage-based commitment fee tiers from a range of 0.20% to 0.30% to a range of 0.15% to 0.25%.

In connection with the amendment, approximately 37.5% of the aggregate principal amount was reallocated to the new lenders. We evaluated the amendment under the guidance in ASC 470-50, Debt—Modifications and Extinguishments and concluded that the amendment represented a modification at the instrument level, as the quantitative 10% cash flow test was not met. However, the lender reallocation resulted in a partial extinguishment at the lender level. As a result, for the three months ended May 31, 2026, we recognized a write-off of approximately $0.6 million of unamortized debt financing costs, which is included in "Interest expense, net" on our consolidated statement of operations and in "Amortization of debt financing costs" on our consolidated statement of cash flows.
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
Accordingly, the receivables transferred to the SPE will remain on our consolidated balance sheet within trade accounts receivable and contract assets, and the Receivables Securitization Facility is included in "Long-term debt, net." The Receivables Securitization Facility has a limit of $150.0 million and is due July 10, 2028. As of May 31, 2026, the total amount of receivables pledged under the facility was $268.1 million, consisting of $153.8 million in trade accounts receivable and $114.3 million in contract assets, with outstanding borrowings of $150.0 million. The interest rate on the Receivables Securitization Facility is one-month SOFR plus 0.95%.
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
Debt Compliance, Outstanding Borrowings and Letters of Credit
Our 2022 Credit Agreement requires us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 4.5. We are also required to maintain certain covenants under the Receivables Securitization Facility. As of May 31, 2026, we were in compliance with all covenants and other requirements set forth in the 2022 Credit Agreement and the Receivables Securitization Facility.
As of May 31, 2026, we had $515.0 million of debt outstanding, with varying maturities through fiscal 2030. We had approximately $359.4 million of additional credit available as of May 31, 2026.
As of May 31, 2026, we had outstanding letters of credit in the amount of $10.6 million. These standby letters of credit are primarily issued to support insurance deductibles and other collateral requirements.
Other Disclosures
The weighted-average interest rate for our outstanding debt, including the Revolving Credit Facility, the Term Loan B, and the Receivables Securitization Facility was 5.24% and 5.94% as of May 31, 2026 and February 28, 2026, respectively. We are also obligated to pay a leverage-based commitment fee with various tiers between 0.15% and 0.25% per year for unused amounts under the Revolving Credit Facility. As of May 31, 2026, the commitment fee rate was 0.175%.
Interest expense is comprised as follows (in thousands):

	Three Months Ended May 31,
	2026	2025
Gross interest expense	$11,483	$19,243
Less: Capitalized interest	(219)	(680)
Interest expense, net	$11,264	$18,563
Capitalized interest for the three months ended May 31, 2026 and 2025 relates to interest cost on the construction of the greenfield aluminum coil coating facility in Washington, Missouri. The decrease for the three months ended May 31, 2026 compared to the prior year is due to the higher average construction work in process in the prior year, as the new facility was placed in service during fiscal 2026.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Interest Rate Swap Agreement
Our derivative instrument consists of the 2025 Swap, which is considered Level 2 of the fair value hierarchy. The 2025 Swap is included in "Other assets" and "Other long-term liabilities" as of May 31, 2026 and February 28, 2026, respectively, in the consolidated balance sheets. The valuation of the 2025 Swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including swap rates, spread, and/or index levels and interest rate curves. See Note 9 for more information about the 2025 Swap.
Our financial instruments that are measured at fair value on a recurring basis as of May 31, 2026 and February 28, 2026 are as follows (in thousands):

	Carrying Value as of May 31, 2026	Fair Value Measurements Using			Carrying Value as of February 28, 2026	Fair Value Measurements Using
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest Rate Swap Agreement(1)	$25	$—	$25	$—	$—	$—	$—	$—
Total Assets	$25				$—
Liabilities
Interest Rate Swap Agreement(1)	$—	$—	$—	$—	$1,847	$—	$1,847	$—
Total Liabilities	$—				$1,847

(1)	The interest rate swap agreement included in the table above represents the 2025 Swap at May 31, 2026 and February 28, 2026.
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
We assess our investment in the unconsolidated AVAIL JV for recoverability when events and circumstances are present that suggest there has been a decline in value, and if it is determined that a loss in value of the investment is other-than-temporary, the investment is written down to its fair value.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt
The fair values of our long-term debt instruments are estimated based on market values for debt issued with similar characteristics or rates currently available for debt with similar terms. These valuations are Level 2 non-recurring fair value measurements.
The principal amount of our outstanding debt under the 2022 Credit Agreement was $365.0 million and $385.0 million at May 31, 2026 and February 28, 2026, respectively. The estimated fair value of our outstanding debt was $365.8 million and $385.5 million at May 31, 2026 and February 28, 2026, excluding unamortized debt issuance costs. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads. The carrying amount of the Receivables Securitization Facility approximates the fair value.
12. Leases
We are a lessee under various leases for facilities and equipment. As of May 31, 2026, we were the lessee for 161 operating leases and 158 finance leases with terms of 12 months or more. These leases are reflected in "Right-of-use assets," "Lease liability—short-term" and "Lease liability—long-term" in our consolidated balance sheets.
Our leases are primarily for (i) operating facilities, (ii) vehicles and equipment used in operations, (iii) facilities used for back-office functions, (iv) equipment used for back-office functions, and (v) temporary storage. The majority of our vehicle and equipment leases have both a fixed and variable component.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. We have a significant number of short-term leases, including month-to-month agreements. Our short-term lease agreements include expenses incurred hourly, daily, monthly and for other durations of time of one year or less. Our future lease commitments as of May 31, 2026, do not reflect all of our short-term lease commitments.
The following table outlines the classification of right-of-use ("ROU") assets and lease liabilities in the consolidated balance sheets as of May 31, 2026 and February 28, 2026 (in thousands):

		As of
		May 31, 2026	February 28, 2026
Assets	Balance Sheet Classification
Operating right-of-use assets	Right-of-use assets	$46,190	$46,261
Finance right-of-use assets	Right-of-use assets	$14,734	$13,303
Liabilities
Operating lease liabilities―short-term	Lease liability—short-term	$5,771	$5,413
Operating lease liabilities―long-term	Lease liability—long-term	$41,185	$41,489
Finance lease liabilities―short-term	Lease liability—short-term	$3,731	$3,266
Finance lease liabilities―long-term	Lease liability—long-term	$11,526	$10,480
Supplemental information related to our leases was as follows (in thousands, except years and percentages):

	Three Months Ended May 31,
	2026	2025
Operating cash flows from operating leases included in lease liabilities	$2,006	$1,881
Lease liabilities obtained from new ROU assets—operating leases	$1,376	$16
Decrease in ROU assets related to lease terminations	$—	$(467)
Operating cash flows from finance leases included in lease liabilities	$239	$142
Financing cash flows from finance leases included in lease liabilities	$872	$434
Lease liabilities obtained from new ROU assets—finance leases	$2,392	$4,127

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of
	May 31, 2026	February 28, 2026
Weighted-average remaining lease term—operating leases	14.46 years	14.71 years
Weighted-average discount rate—operating leases	6.11%	6.10%
Weighted-average remaining lease term—finance leases	3.93 years	4.01 years
Weighted-average discount rate—finance leases	6.47%	6.59%
The following table outlines our lease expense in the consolidated statements of operations as of May 31, 2026 and May 31, 2025 (in thousands):

	Three Months Ended May 31,
	2026	2025
Operating lease expense:
Cost of sales	$1,886	$1,829
Selling, general and administrative	500	508
Total operating lease expense	2,386	2,337
Financing lease expense:
Cost of sales	952	487
Interest expense	239	142
Total financing lease expense	1,191	629
Variable lease expense:
Cost of sales	258	249
Total variable lease expense	258	249
Short-term lease expense:
Cost of sales	1,906	1,802
Selling, general and administrative	35	5
Total short-term lease expense	1,941	1,807
Total lease expense	$5,776	$5,022
As of May 31, 2026, maturities of our lease liabilities were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2027	$6,408	$3,450	$9,858
2028	7,584	4,508	12,092
2029	6,784	4,275	11,059
2030	4,724	3,574	8,298
2031	3,820	1,312	5,132
2032	3,095	58	3,153
Thereafter	41,623	37	41,660
Total lease payments	74,038	17,214	91,252
Less imputed interest	(27,082)	(1,957)	(29,039)
Total	$46,956	$15,257	$62,213

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We sublease multiple buildings in Columbia, South Carolina to multiple subtenants. The Columbia sublease agreements are by and between AZZ Precoat Metals and multiple subtenants. Sublease income is recognized over the term of the sublease on a straight-line basis and is reported in the consolidated statement of operations as a reduction to "Cost of sales." Sublease income for the three months ended May 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended May 31,
	2026	2025
Sublease income	$216	$266
13. Income Taxes
The provision for income taxes reflects an effective tax rate of 21.2% for the three months ended May 31, 2026, compared to 24.3% for the three months ended May 31, 2025. The decrease in the effective tax rate is driven by higher tax deductions for stock compensation in the current year, coupled with higher tax expense in the prior year related to equity in earnings from the AVAIL JV.
14. Equity
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
During the three months ended May 31, 2026, we did not repurchase any shares of common stock under the 2020 Share Authorization or the 2026 Share Repurchase Program. As of May 31, 2026, there was $33.2 million and $100.0 million remaining to repurchase shares under the 2020 Authorization and the 2026 Share Repurchase Program, respectively.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI"), after tax, for the three months ended May 31, 2026 and 2025, consisted of the following (in thousands):

	Three Months Ended May 31, 2026
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(7,790)	$432	$1,207	$(1,397)	$—	$(7,548)
Other comprehensive income (loss) before reclassification	(551)	(1,142)	—	1,361	—	(332)
Amounts reclassified from AOCI	—	—	—	54	—	54
Net change in AOCI	(551)	(1,142)	—	1,415	—	(278)
Balance as of end of period	$(8,341)	$(710)	$1,207	$18	$—	$(7,826)

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended May 31, 2025
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary, Net of Tax	Net Actuarial Gain (Loss), Net of Tax	Interest Rate Swap, Net of Tax	Interest Rate Swap, Net of Tax for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(10,329)	$(388)	$(587)	$(265)	$(11)	$(11,580)
Other comprehensive income (loss) before reclassification	1,956	241	—	339	3	2,539
Amounts reclassified from AOCI(1)	—	—	—	(48)	—	(48)
Net change in AOCI	1,956	241	—	291	3	2,491
Balance as of end of period	$(8,373)	$(147)	$(587)	$26	$(8)	$(9,089)

(1)	Amounts reclassified from accumulated other comprehensive income (loss) relate to the 2022 interest rate swap agreement, which was terminated on June 30, 2025.

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
Upon adoption of the ERP, the service requirement for executives that are currently eligible for retirement has been met. As a result, we recognized additional stock-based compensation for the three months ended May 31, 2025, of $2.2 million upon the adoption of the ERP related to the RSUs for Covered Executives that have achieved qualified retirement status.
16. Defined Benefit Pension Plan
Pension and Employee Benefit Obligations
In our AZZ Precoat Metals segment, certain current or past employees participate in a defined benefit pension plan (the "Plan"). Prior to the acquisition of AZZ Precoat Metals, benefit accruals were frozen for all participants. After the freeze, participants no longer accrued benefits under the Plan, and new hires of AZZ Precoat Metals are not eligible to participate in the Plan. During the first quarter of fiscal year 2027, the Company's Board of Directors approved a plan to terminate the Plan. The Company intends to complete the termination through a combination of lump-sum distributions to active and terminated vested plan participants and the purchase of annuity contracts for current in-pay participants and those participants who do not elect a lump sum distribution. The termination process is subject to regulatory requirements, including approval from the Internal Revenue Service ("IRS") and the Pension Benefit Guaranty Corporation ("PBGC"), and is expected to be completed by the end of fiscal year 2028. The approval of the Plan termination does not result in an immediate settlement of the Company's pension obligation. The Company expects to recognize settlement accounting in future periods as individual settlement transactions occur. Upon settlement, the Company may be required to remeasure the Plan's projected benefit obligation and plan assets and may recognize in earnings a portion of the actuarial gains or losses currently recorded in AOCI. At this time, the Company is unable to reasonably estimate the total financial impact of the Plan termination, including the timing and amount of any gains or losses that may be recognized in future periods. As of May 31, 2026, the Plan was underfunded, and we have a net pension obligation of $13.7 million, which is included in "Other long-term liabilities" in the consolidated balance sheets and represents the underfunded portion of the Plan.
The components of net benefit cost other than the employer service cost are included in "Selling, general and administrative" expense and were not significant for the three months ended May 31, 2026 and 2025. We paid employer contributions of $1.3 million into the Plan during the three months ended May 31, 2026. We expect to pay $1.9 million of contributions into the Plan during the remainder of fiscal year 2027.
17. Restructuring Charges
During fiscal year 2026, management completed a restructuring plan for certain surface technologies facilities within the AZZ Metal Coatings segment (the "AST Restructuring") to improve overall operational efficiency and financial performance. During the three months ended May 31, 2025, we recognized restructuring charges of $3.8 million, which were included in "Cost of sales" in the consolidated statement of operations and included the loss on sale of equipment, for which we received $0.7 million in proceeds. The restructuring charges consisted primarily of $3.3 million for the write-off of intangible assets and goodwill, as well as $0.5 million for the write-off of other assets, loss on the sale of equipment and severance accruals.
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

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
In 2017, Southeast Texas Industries, Inc. ("STI") filed a breach of contract lawsuit against the Company in the 1st District Court of Jasper County, Texas (the "Court"). In 2020, we filed a counter suit against STI for amounts due to AZZ Beaumont for work performed. On October 16, 2023, the case went to trial, and on October 27, 2023, the jury rendered a verdict in favor of STI and against AZZ in the amount of $4.5 million in damages for breach of contract and breach of express warranty. On February 14, 2024, the trial court entered Final Judgment in favor of STI, awarding STI actual damages of $4.5 million, plus $1.0 million in attorney fees. On May 14, 2024, we filed a Notice of Appeal in the Court of Appeals for the Ninth district of Texas in Beaumont. AZZ has purchased a supersedeas bond to cover the final judgment amount during the appellate process. We filed our appellate brief on February 24, 2025. Oral arguments were presented by the parties to the Court of Appeals on March 5, 2026. On April 9, 2026, the Beaumont Court of Appeals ruled there was insufficient evidence to support the final judgment against AZZ, and that STI shall take nothing from AZZ. STI has until June 26, 2026 to file a petition for review in the Supreme Court of Texas. As of the date of this filing, we still have a legal accrual of $5.5 million recorded, which is included in "Other accrued liabilities" on our consolidated balance sheets. This legal accrual will remain in place until the time the Supreme Court of Texas has declined to review the case as requested by STI, or makes a ruling on STI's petition on the merits, whichever scenario is applicable.
On May 1, 2026, Kaiser Aluminum Warrick LLC ("Kaiser") filed a complaint against Precoat Mezzanine LLC ("Precoat"), an indirectly held subsidiary of AZZ Inc., in the Superior Court for the State of Delaware alleging breach of contract and breach of express warranty, and seeking declaratory judgment. Kaiser has asserted that Precoat failed to fulfill its obligations under a Master Agreement for Procurement of Services entered into on October 9, 2024. This matter is in its early stages, and we are unable to estimate a range of possible loss, if any, at this time. The Company, in consultation with its legal counsel, intends to vigorously defend this lawsuit, including the assertion of counterclaims.
Environmental
As of May 31, 2026, the reserve balance for our environmental liabilities was $17.4 million, of which $2.0 million is classified as current. Environmental remediation liabilities include costs directly associated with site investigation and site remediation, such as materials, external contractor costs, legal and consulting expenses and incremental internal costs directly related to ongoing remediation plans. Estimates used to record environmental remediation liabilities are based on the Company's best estimate of probable future costs based on site-specific facts and circumstances known at the time of these estimates and they are updated on a quarterly basis. Estimates of the cost for the potential or ongoing remediation plans are developed using internal resources and third-party environmental engineers and consultants.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as "may," "could," "should," "expects," "plans," "will," "might," "would," "projects," "currently," "intends," "outlook," "forecasts," "targets," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial, and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date they are made and are subject to risks that could cause them to differ materially from actual results. Certain factors could affect the outcome of the matters described herein. This Quarterly Report may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand for our manufactured solutions, including demand by the construction; infrastructure; transportation; HVAC & appliance; container; and the metal coatings end markets. We could also experience additional increases, including increases due to inflation, in labor costs, components and raw materials including zinc and natural gas, which are used in our hot-dip galvanizing process and paint used in our coil coating process; supply chain vendor delays; delays in additional acquisition opportunities; an increase in our debt leverage and/or interest rates on our debt, of which a significant portion is tied to variable interest rates; availability of experienced management and employees to implement AZZ's growth strategy; a downturn in market conditions in any industry relating to the manufactured solutions that we provide; economic volatility, including a prolonged economic downturn or macroeconomic conditions such as inflation or changes in the political stability in the United States or Canada; tariffs, acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business, including in Part I, Item 1A. Risk Factors, in AZZ's Annual Report on Form 10-K for the fiscal year ended February 28, 2026, and other filings with the SEC, available for viewing on AZZ's website at www.azz.com and on the SEC's website at www.sec.gov.
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
The following discussion should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026, and with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Business Operations Update
Our results for the three months ended May 31, 2026 were impacted primarily by the growth in demand for our manufactured solutions in the construction, industrial and container end markets.
The demand for our manufacturing solutions was the primary contributor to net income of $52.0 million for the current three-month period. Our operating results for the current three-month period, including operating results by segment, are described in the summary on the following page, and detailed descriptions can be found below under "Results of Operations."
Our operations generated $37.1 million of cash for the current three-month period. The components of our liquidity and descriptions of our cash flows, capital investments, and other utilities, construction and matters impacting our liquidity and capital resources can be found below under "Liquidity and Capital Resources."

Outlook
While it is difficult to predict future North American economic activity and its impact on the demand for our galvanizing and coil coating solutions, as well the impact that political or regulatory developments may have on us, we have noted several factors below that have impacted or may impact our results of operations during the second quarter of fiscal 2027.
•Sales prices in our AZZ Metal Coatings segment are expected to modestly increase from current levels, supported by continued increases in input costs. Fluctuations in product mix, along with competitive market pressures, may impact selling price.
•Sales prices in our AZZ Precoat Metals segment are expected to increase on average from past levels, resulting from passing through higher pricing on specified materials, although fluctuations in mix may impact the average selling price.
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

QUARTER ENDED MAY 31, 2026 COMPARED TO THE QUARTER ENDED MAY 31, 2025

Segment Sales and Operating Income
The following tables contain operating segment data by segment, for the Company's corporate operations and on a consolidated basis (in thousands):

	Three Months Ended May 31, 2026
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$210,305	$238,225	$—	$—	$448,530
Cost of sales	147,452	188,909	—	—	336,361
Gross margin	62,853	49,316	—	—	112,169

Selling, general and administrative	6,302	7,781	—	21,053	35,136
Operating income (loss)	56,551	41,535	—	(21,053)	77,033

Interest expense	—	—	—	(11,264)	(11,264)
Equity in earnings of unconsolidated subsidiary	—	—	509	—	509
Other expense	(2)	—	—	(258)	(260)
Income (loss) before income tax	$56,549	$41,535	$509	(32,575)	66,018
Income tax expense				14,012	14,012
Net income (loss)				$(46,587)	$52,006
See notes below tables.

	Three Months Ended May 31, 2025
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$187,215	$234,747	$—	$—	$421,962
Cost of sales(3)	130,356	187,476	—	—	317,832
Gross margin	56,859	47,271	—	—	104,130

Selling, general and administrative(4)	6,127	7,917	80	20,457	34,581
Operating income (loss)	50,732	39,354	(80)	(20,457)	69,549

Interest expense	—	—	—	(18,563)	(18,563)
Equity in earnings of unconsolidated subsidiary(5)	—	—	173,523	—	173,523
Other income (expense)	(61)	—	—	1,388	1,327
Income (loss) before income tax	$50,671	$39,354	$173,443	(37,632)	225,836
Income tax expense				54,928	54,928
Net income (loss)				$(92,560)	$170,908

(1)	The AZZ Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV.
(2)	Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(3)	For the three months ended May 31, 2025, the AZZ Metal Coatings segment includes restructuring charges of $3.8 million. See "Item 1. Financial Statements—Note 17."
(4)
Includes stock-based compensation expense of $2.2 million, of which $0.4 million and $1.8 million are included in the AZZ Metal Coatings segment and the Corporate segment, respectively. See "Item 1. Financial Statements—Note 15."

(5)
During the first quarter of fiscal 2026, AVAIL completed the sale of the Electrical Products Group ("EPG") to nVent Electric plc. Following the completion of the sale, we received a distribution of $273.2 million during the three months ended May 31, 2025, which was $107.4 million as of May 31, 2025. The excess distribution of $165.8 million was recorded as equity in earnings of unconsolidated subsidiary during three months ended May 31, 2025. See "Item 1. Financial Statements—Note 8."

For the current quarter, we recorded sales of $448.5 million, compared to the prior year quarter of $422.0 million. Of total sales for the current quarter, 46.9% were generated from the AZZ Metal Coatings segment and 53.1% of sales were generated from the AZZ Precoat Metals segment. Net income for the current quarter was $52.0 million, compared to $170.9 million for the prior year quarter. Net income as a percentage of sales was 11.6% for the current quarter as compared to 40.5% for the prior year quarter. Diluted earnings per common share decreased by 69.6%, to $1.72 per share for the current quarter, compared to $5.66 per share for the prior year quarter. The decrease was primarily due to the recognition of equity in earnings for the excess distribution from the AVAIL JV in the prior year quarter.
Sales
Sales for the AZZ Metal Coatings segment increased $23.1 million, or 12.3%, for the current quarter compared to the prior year quarter. The increase was primarily due to $22.2 million resulting from a higher volume of steel processed, mainly due to increases in the construction and industrial end markets, and an increase of $1.5 million in other sales, partially offset by a decrease in the average selling price of $0.6 million, due to product mix.
Sales for the AZZ Precoat Metals segment increased $3.5 million, or 1.5% for the current quarter compared to the prior year quarter. The increase was due to an increase in the average price of coils coated, as well as revenue related to the ramp-up of the Washington, Missouri facility, partially offset by lower volume, mainly due to decreases in construction, infrastructure, HVAC and appliance end markets.
Operating Income
For the current quarter, consolidated operating income was $77.0 million, an increase of $7.5 million, or 10.8%, compared to the prior year quarter.
Operating income for the AZZ Metal Coatings segment increased $5.8 million, or 11.5%, for the current quarter, compared to the prior year quarter. The increase was due to increased sales as described above, partially offset by an increase in cost of sales. The increase in cost of sales of $17.1 million was primarily due to a $6.2 million increase in zinc cost, a $3.6 million increase in labor costs and an increase in other overhead costs of $7.3 million. Selling, general and administrative expense increased $0.2 million.
Operating income for the AZZ Precoat Metals segment increased $2.2 million, or 5.5% for the current quarter, compared to the prior year quarter. The increase was primarily due to increased sales as described above, partially offset by an increase in cost of sales of $1.4 million, primarily due to higher materials cost.
Corporate Expenses
Corporate selling, general and administrative expenses increased $0.6 million, or 2.9%, for the current quarter, compared to the prior year quarter. The increase was primarily due to increased professional fees and personnel costs, partially offset by a decrease in stock-based compensation, primarily due to the adoption of the Executive Retiree LTI Program and the acceleration of expense for the related stock awards in the prior year.
Interest Expense
Interest expense for the current quarter decreased $7.3 million, to $11.3 million, compared to $18.6 million for the prior year quarter. The decrease in interest expense was primarily attributable to a decrease of $364.2 million in the weighted average debt outstanding and a decrease in the weighted average interest rate of 1.54% in the current quarter, compared to the prior year quarter. The decrease in interest expense is partially offset by lower capitalized interest, primarily associated with the construction of the new plant in Washington, Missouri, for the current quarter, compared to the prior year quarter.
Equity in Earnings of Unconsolidated Subsidiary
Equity in earnings of unconsolidated subsidiary for the current quarter decreased $173.0 million to $0.5 million, compared to $173.5 million in the prior year quarter. The decrease was due to recognition in the prior year quarter of a gain for a distribution in excess of our investment balance of $165.8 million. See "Item I. Financial Statements—Note 8" for more information about the AVAIL JV.

Income Taxes
The provision for income taxes reflects an effective tax rate of 21.2% for the three months ended May 31, 2026, compared to 24.3% for the three months ended May 31, 2025. The decrease in the effective tax rate is driven by higher tax deductions for stock compensation in the current year, coupled with higher tax expense in the prior year related to equity in earnings from the AVAIL JV.

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
As of May 31, 2026, our total liquidity of $360.5 million consisted of available capacity under our Revolving Credit Facility of $359.4 million and cash and cash equivalents of $1.1 million.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended May 31,
	2026	2025
Net cash provided by operating activities	$37,149	$314,782
Net cash used in investing activities	(18,698)	(17,122)
Net cash used in financing activities	(18,174)	(295,512)
Net cash provided by operating activities for the three months ended May 31, 2026 decreased by $277.6 million compared to the three months ended May 31, 2025 primarily due to:
•a decrease in cash distributions from the AVAIL JV of $273.2 million, following AVAIL's sale of its EPG business,
•a decrease in net income of $118.9 million, primarily due to a decrease in equity in earnings from the AVAIL JV,
•a decrease in cash flows from long-term assets and liabilities of $1.5 million, primarily due to decreases in long-term lease liabilities and other long-term liabilities,
•a decrease in non-cash expenses of $0.4 million, primarily due to restructuring expenses recognized in the prior year, as well as share-based compensation expense and bad debt expense, partially offset by a decrease in gain on sale of property, plant and equipment, an increase in depreciation expense, partly due to the new aluminum coil coating facility in Washington, Missouri and an increase in amortization of debt financing costs due to the write-off following the refinancing of the 2022 Credit Agreement,
•a decrease in cash from working capital of $64.3 million, related to decreases in income tax payable and accrued expenses, coupled with an increase in inventories, accounts receivable, and contract assets, partially offset by an increase in accounts payable, partially offset by
•a decrease in non-cash equity in earnings from the AVAIL JV of $173.0 million, primarily due to equity in earnings related to the AVAIL JV's sale of its EPG business in the prior year, and
•an increase in cash flows from deferred income taxes of $7.6 million, primarily due to a decrease in deferred taxes related to the AVAIL JV in the prior year.
Cash flows used in investing activities for the three months ended May 31, 2026 increased by $1.6 million compared to the prior three months ended May 31, 2025 primarily due to:
•a decrease of $3.7 million in proceeds from the sale of property, plant and equipment, partially offset by
•an increase in cash due to a decrease of $2.1 million in the purchase of property, plant and equipment, primarily due to costs in the prior year associated with the new aluminum coil coating facility in Washington, Missouri, which became operational during fiscal 2026.
Cash flows used in financing activities for the three months ended May 31, 2026 decreased by $277.3 million compared to the prior three months ended May 31, 2025 primarily due to:
•a decrease in net payments on long-term debt and finance leases of $284.9 million, partially offset by
•an increase in tax payments related to common stock issued under stock-based plans of $5.9 million,
•an increase in debt financing costs paid of $0.8 million, and
•an increase in dividend payments of $0.9 million, reflecting an increase in the quarterly cash dividend per share compared to the prior year quarter.

Financing and Capital
2022 Credit Agreement and Term Loan B
We have a credit agreement with a syndicate of financial institutions as lenders, entered into on May 13, 2022 and amended from time to time (collectively referred to herein as the "2022 Credit Agreement").
The 2022 Credit Agreement includes the following significant terms:
i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company; as of May 31, 2026, the outstanding balance of the Term Loan B was $335.0 million;
ii.provides for a maximum senior secured Revolving Credit Facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 13, 2027;
iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;
iv.borrowings under the Term Loan B bear an interest rate of Secured Overnight Financing Rate ("SOFR") plus 1.75% and the Revolving Credit Facility bears a leverage-based rate with various tiers between 1.25% and 2.25%; as of May 31, 2026, the interest rate was SOFR plus 1.25%;
v.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investment and dividends, subject to various exceptions; and,
vi.includes a maximum quarterly leverage ratio financial covenant, with reporting requirements to our banking group at each quarter-end.
On May 7, 2026, we amended our 2022 Credit Agreement to change the following terms of the Revolving Credit Facility:

i.extended the maturity date of our Revolving Credit Facility from May 31, 2026 to May 7, 2029;
ii.added JP Morgan Chase Bank, N.A. and PNC Capital Markets LLC as additional lenders, and removed Citibank N.A. and Barclays Bank PLC as lenders;
iii.reduced the interest rate tiers from a range of SOFR plus 1.75% to 2.75% to a range of SOFR plus 1.25% to 2.25%; and
iv.reduced the leverage-based commitment fee tiers from a range of 0.20% to 0.30% to a range of 0.15% to 0.25%.

In connection with the amendment, approximately 37.50% of the aggregate principal amount was reallocated to the new lenders. We evaluated the amendment under the guidance in ASC 470-50, Debt—Modifications and Extinguishments and concluded that the amendment represented a modification at the instrument level, as the quantitative 10% cash flow test was not met. However, the lender reallocation resulted in a partial extinguishment at the lender level. As a result, for the three months ended May 31, 2026, we recognized a write-off of approximately $0.6 million of unamortized debt financing costs, which is included in "Interest expense, net" on our consolidated statement of operations and in "Amortization of debt financing costs" on our consolidated statement of cash flows.
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

Accordingly, the receivables transferred to the SPE will remain on our consolidated balance sheet within trade accounts receivable and contract assets, and the Receivables Securitization Facility is included in "Long-term debt, net." The Receivables Securitization Facility has a limit of $150.0 million and is due July 10, 2028. As of May 31, 2026, the total amount of receivables pledged under the facility was $268.1 million, consisting of $153.8 million in trade accounts receivable and $114.3 million in contract assets, with outstanding borrowings of $150.0 million. The interest rate on the Receivables Securitization Facility is one-month SOFR plus 0.95%.
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
Debt Compliance and Outstanding Borrowings
Our 2022 Credit Agreement requires us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 4.5. We are also required to maintain certain covenants under the Receivables Securitization Facility. As of May 31, 2026, we were in compliance with all covenants and other requirements set forth in the 2022 Credit Agreement and the Receivables Securitization Facility.
The weighted-average interest rate for our outstanding debt, including the Revolving Credit Facility, the Term Loan B, and the Receivables Securitization Facility was 5.24% and 5.94% as of May 31, 2026 and February 28, 2026, respectively. We are also obligated to pay a leverage-based commitment fee with various tiers between 0.15% and 0.25% per year for unused amounts under the Revolving Credit Facility. As of May 31, 2026, the commitment fee rate was 0.175%.
As of May 31, 2026, we had $515.0 million of debt outstanding, with varying maturities through fiscal 2030. We had approximately $359.4 million of additional credit available as of May 31, 2026.
Letters of Credit
As of May 31, 2026, we had outstanding letters of credit in the amount of $10.6 million. These standby letters of credit are primarily issued to support insurance deductibles and other collateral requirements.
Interest Rate Swap
We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap agreements to convert a portion of our variable-rate debt to a fixed rate. On June 30, 2025, we entered into a new fixed-rate interest rate swap agreement (the “2025 Swap”). The 2025 Swap converts the SOFR-based component of the interest rate to 3.759%. As of May 31, 2026, the 2025 Swap resulted in a total fixed rate of 5.509%. The 2025 Swap has a notional amount of $290.0 million and a maturity date of June 30, 2027. The objective of the 2025 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2025 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2025 Swap are recognized in interest expense.
AVAIL JV
We account for our 40% interest in the AVAIL JV under the equity method of accounting and include our equity in earnings as part of the AZZ Infrastructure Solutions segment. We record our equity in earnings in the AVAIL JV on a one-month lag.
We classify cash flows from distributions using the cumulative earnings method. Cash received is classified as return on investment in operating cash flows to the extent that cumulative earnings exceed cumulative distributions, less distributions received in prior periods that were deemed returns of investment. We did not receive cash distributions from the AVAIL JV during the three months ended May 31, 2026. During the three months ended May 31, 2025, we received cash distributions from the AVAIL JV of $273.2 million.

Share Repurchase Program
During the three months ended May 31, 2026, we did not repurchase any shares of common stock under the 2020 Share Authorization or the 2026 Share Repurchase Program. As of May 31, 2026, there was $33.2 million and $100.0 million remaining to repurchase shares under the 2020 Authorization and the 2026 Share Repurchase Program, respectively. See "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds."
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
Off Balance Sheet Arrangements and Contractual Obligations
As of May 31, 2026, we did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes.
There were no significant changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates disclosed in "Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the year ended February 28, 2026.
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
In calculating adjusted net income and adjusted earnings per share, management excludes the following items from the reported GAAP measure: 1) intangible asset amortization, 2) restructuring charges, 3) certain legal settlements and accruals, 4) retirement and other severance expenses, 5) redemption premium on Series A Preferred Stock, 6) additional stock compensation expense related to the adoption of our executive retiree long-term incentive program, 7) certain adjustments related to the Company's unconsolidated joint venture, and 8) the write-off of debt financing costs. Management defines Adjusted EBITDA as adjusted net income excluding depreciation, amortization, interest and provision for income taxes. Management believes Adjusted EBITDA is used by investors to analyze operating performance and evaluate the Company's ability to incur and service debt, as well as its capacity for making capital expenditures in the future.
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
The following tables provide a reconciliation for the three months ended May 31, 2026 and 2025 between the non-GAAP Adjusted Earnings Measures to the most comparable measures, calculated in accordance with GAAP (in thousands, except per share data):

Adjusted Net Income and Adjusted Earnings Per Share

	Three Months Ended May 31,
	2026		2025
	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)
Net income	$52,006	$1.72	$170,908	$5.66
Adjustments:
Amortization of intangible assets	5,726	0.19	5,734	0.19
Restructuring charges(2)	—	—	3,827	0.13
Executive retiree long-term incentive program(3)	—	—	2,185	0.07
AVAIL JV equity in earnings adjustment(4)	(1,348)	(0.04)	(165,826)	(5.49)
Write-off of debt financing costs(5)	572	0.02	—	—
Subtotal	4,950	0.16	(154,080)	(5.10)
Tax impact(6)	(1,188)	(0.04)	36,979	1.22
Total adjustments	3,762	0.12	(117,101)	(3.88)
Adjusted net income and adjusted earnings per share (non-GAAP)	$55,768	$1.85	$53,807	$1.78

Weighted average shares outstanding—Diluted for Adjusted earnings per share		30,159		30,217
See notes on page 38.

Adjusted EBITDA

	Three Months Ended May 31,
	2026	2025
Net income	$52,006	$170,908
Interest expense	11,264	18,563
Income tax expense	14,012	54,928
Depreciation and amortization	23,519	21,827
Adjustments:
Restructuring charges(2)	—	3,827
Executive retiree long-term incentive program(3)	—	2,185
AVAIL JV equity in earnings adjustment(4)	(1,348)	(165,826)
Adjusted EBITDA (non-GAAP)	$99,453	$106,412
See notes on page 38.

Adjusted EBITDA by Segment

A reconciliation of Adjusted EBITDA by segment to net income is as follows (in thousands):

	Three Months Ended May 31, 2026
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$56,549	$41,535	$509	$(46,587)	$52,006
Interest expense	—	—	—	11,264	11,264
Income tax expense	—	—	—	14,012	14,012
Depreciation and amortization	7,266	10,222	—	6,031	23,519
Adjustments:
AVAIL JV equity in earnings adjustment(4)	—	—	(1,348)	—	(1,348)
Adjusted EBITDA (non-GAAP)	$63,815	$51,757	$(839)	$(15,280)	$99,453
See notes on page 38.

	Three Months Ended May 31, 2025
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$50,671	$39,354	$173,443	$(92,560)	$170,908
Interest expense	—	—	—	18,563	18,563
Income tax expense	—	—	—	54,928	54,928
Depreciation and amortization	6,660	9,123	—	6,044	21,827
Adjustments:
Restructuring charges(2)	3,827	—	—	—	3,827
Executive retiree long-term incentive program(3)	358	—	—	1,827	2,185
AVAIL JV equity in earnings adjustment(4)	—	—	(165,826)	—	(165,826)
Adjusted EBITDA (non-GAAP)	$61,516	$48,477	$7,617	$(11,198)	$106,412
See notes on page 38.

Debt Leverage Ratio Reconciliation

	Trailing Twelve Months Ended
	May 31, 2026	February 28, 2026
Gross debt	$515,000	$515,000
Less: Cash per bank statement	(5,500)	(13,227)
Add: Finance lease liability	15,256	13,746
Consolidated indebtedness	$524,756	$515,519

Net income	$198,357	$317,260
Depreciation and amortization	91,747	90,056
Interest expense	48,350	55,650
Income tax expense	62,140	103,055
EBITDA	$400,594	$566,021
Cash items(7)	349	5,426
Non-cash items(8)	13,530	14,832
Equity in earnings, net of distributions	(36,720)	(209,733)
Adjusted EBITDA per Credit Agreement	$377,753	$376,546

Net leverage ratio	1.4x	1.4x

(1)	Earnings per share amounts included in the "Adjusted Net Income and Adjusted Earnings Per Share" table above may not sum due to rounding differences.
(2)	Includes restructuring charges related to the closure of two surface technology facilities in our AZZ Metal Coatings segment. See "Item 1. Financial Statements—Note 17."
(3)
During the three months ended May 31, 2025, we recognized additional stock-based compensation expense of $2.2 million upon the adoption of the Executive Retiree Long-term Incentive Program. For further information regarding the adoption of the ERP, see "Item 1. Financial Statements—Note 15."

(4)
For the three months ended May 31, 2026, represents adjustments related to the loss recognized in fiscal year 2026 for the sale of AVAIL's Welding Services Business. During the first quarter of fiscal 2026, AVAIL completed the sale of the Electrical Products Group ("EPG") to nVent Electric plc. Following the completion of the sale, we received a distribution of $273.2 million during the three months ended May 31, 2025, exceeding the investment in the AVAIL JV of $107.4 million as of May 31, 2025. The excess distribution of $165.8 million was recorded as equity in earnings of unconsolidated subsidiary during the three months ended May 31, 2025. See "Item 1. Financial Statements—Note 8."

(5)
The write-off of $0.6 million of unamortized debt financing costs relates to the refinancing of our Revolving Credit Facility on May 7, 2026, which resulted in a partial extinguishment at the lender level. For further information, see "Item 1. Financial Statements—Note 10."

(6)	The non-GAAP effective tax rate for each of the periods presented is estimated at 24.0%.
(7)	Cash items include restructuring charges associated with the AZZ Metal Coatings segment and other accruals.
(8)	Non-cash items include stock-based compensation expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk disclosures during the three months ended May 31, 2026. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended February 28, 2026.
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
Item 1A. Risk Factors
There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under "Part I. Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2026.
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
During the three months ended May 31, 2026, we did not repurchase any shares of common stock under the 2020 Share Authorization or the 2026 Share Repurchase Program. As of May 31, 2026, there was $33.2 million and $100.0 million remaining to repurchase shares under the 2020 Authorization and the 2026 Share Repurchase Program, respectively.

Item 5. Other Information.
Rule 10b5-1 trading arrangement
During the three months ended May 31, 2026, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

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

10.1
Seventh Amendment to Credit Agreement dated as of May 7, 2026, by and among AZZ Inc., the Gurantors, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on May 8, 2026.

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

AZZ Inc. (Registrant)

Date:	July 8, 2026	By:	/s/ Jason Crawford
Jason Crawford Senior Vice President, Chief Financial Officer and Principal Accounting Officer