Form 10-Q
period 2026-08-31
AZZ INC
filed 2026-10-13
CIK 8947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of September 30, 2026, the registrant had outstanding 29,922,779 shares of common stock; $1.00 par value per share.

PART I. FINANCIAL INFORMATION
AZZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	August 31, 2026	February 28, 2026
Assets
Current assets:
Cash and cash equivalents	$1,953	$705
Trade accounts receivable, net of allowance for credit losses of $207 and $144 at August 31, 2026 and February 28, 2026, respectively	179,065	142,648
Other receivables	20,084	18,990
Inventories	134,018	113,413
Contract assets	107,342	112,785
Prepaid expenses and other	12,933	6,827
Total current assets	455,395	395,368
Property, plant and equipment, net	617,568	609,305
Right-of-use assets	90,317	59,564
Goodwill	740,210	714,753
Deferred tax assets	1,240	1,383
Intangible assets, net	417,978	409,738
Investment in AVAIL joint venture	11,464	19,960
Other assets	3,786	3,403
Total assets	$2,337,958	$2,213,474
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$125,986	$114,590
Income taxes payable	2,270	387
Accrued salaries and wages	27,032	33,847
Other accrued liabilities	88,672	74,771
Lease liability, short-term	10,057	8,679
Total current liabilities	254,017	232,274
Long-term debt, net	468,470	477,738
Lease liability, long-term	81,858	51,969
Deferred tax liabilities	82,322	73,924
Other long-term liabilities	36,216	40,538
Total liabilities	922,883	876,443
Commitments and contingencies (Note 18)
Shareholders' equity:
Common stock, $1 par value; 100,000 shares authorized; 29,923 and 29,880 shares issued and outstanding at August 31, 2026 and February 28, 2026, respectively	29,923	29,880
Capital in excess of par value	410,769	431,155
Retained earnings	980,811	883,544
Accumulated other comprehensive loss	(6,428)	(7,548)
Total shareholders' equity	1,415,075	1,337,031
Total liabilities and shareholders' equity	$2,337,958	$2,213,474
 The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
Sales	$486,892	$417,275	$935,422	$839,237
Cost of sales	364,766	315,983	701,127	633,815
Gross margin	122,126	101,292	234,295	205,422

Selling, general and administrative	38,345	32,831	73,481	67,412
Operating income	83,781	68,461	160,814	138,010

Interest expense, net	(10,807)	(13,665)	(22,071)	(32,228)
Equity in earnings of unconsolidated subsidiary	6,789	59,345	7,298	232,868
Other income (expense), net	27	188	(233)	1,515
Income before income taxes	79,790	114,329	145,808	340,165
Income tax expense	21,339	24,983	35,351	79,911
Net income	$58,451	$89,346	$110,457	$260,254

Basic earnings per common share	$1.95	$2.97	$3.69	$8.68
Diluted earnings per common share	$1.94	$2.95	$3.66	$8.61

Weighted average shares outstanding—Basic	29,997	30,037	29,964	29,992
Weighted average shares outstanding—Diluted	30,123	30,244	30,145	30,243

Cash dividends declared per common share	$0.24	$0.20	$0.44	$0.37
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
Net income	$58,451	$89,346	$110,457	$260,254
Other comprehensive income (loss):
Foreign currency translation adjustments:
Unrealized translation gain (loss)	(172)	208	(723)	2,164
Unrealized translation gain (loss) for unconsolidated subsidiary, net of tax(1)	1,104	655	(38)	896
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized gain (loss) on interest rate swap, net of tax(2)	414	(1,214)	1,775	(875)
Amounts reclassified from accumulated other comprehensive income (loss) to earnings, net of tax(3)	52	(243)	106	(290)
Unrealized gain on interest rate swap, net of tax for unconsolidated subsidiary(4)	—	9	—	11
Other comprehensive income (loss)	1,398	(585)	1,120	1,906
Comprehensive income	$59,849	$88,761	$111,577	$262,160

(1)
Unrealized translation gain (loss) for unconsolidated subsidiary is related to our unconsolidated investment in the AVAIL JV and represents our 40% interest in this amount. Net of tax expense of $349 and $207 for the three months ended August 31, 2026 and 2025, respectively. Net of tax expense (benefit) of $(12) and $283 for the six months ended August 31, 2026 and 2025, respectively.

(2)
Net of tax expense (benefit) of $134 and $(384) for the three months ended August 31, 2026 and 2025, respectively. Net of tax expense (benefit) of $573 and $(271) for the six months ended August 31, 2026 and 2025, respectively.

(3)
Net of tax expense (benefit) of $17 and $(77) for the three months ended August 31, 2026 and 2025, respectively. Net of tax expense (benefit) of $34 and $(93) for the six months ended August 31, 2026 and 2025, respectively. See Note 9.

(4)
Unrealized gain on interest rate swap, net of tax for unconsolidated subsidiary is related to our unconsolidated investment in the AVAIL JV and represents our 40% interest in this amount. The interest rate swap was written off following the sale of the Electrical Products Group business during the second quarter of fiscal 2026. Net of tax expense of $4 and $5 for the three and six months ended August 31, 2025, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended August 31,
	2026	2025
Cash flows from operating activities
Net income	$110,457	$260,254
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	48	22
Depreciation and amortization	47,687	44,199
Deferred income taxes	7,958	21,134
Equity in earnings of unconsolidated subsidiary	(7,298)	(232,868)
Distribution on investment in AVAIL joint venture	—	273,223
Restructuring charges	—	3,744
Net gain on sale of property, plant and equipment	(78)	(2,598)
Amortization of debt financing costs	6,949	6,418
Share-based compensation expense	8,657	9,432
Changes in current assets and current liabilities	(31,255)	(5,720)
Changes in other long-term assets and long-term liabilities	(3,134)	(4,071)
Net cash provided by operating activities	139,991	373,169
Cash flows from investing activities
Purchase of property, plant and equipment	(37,217)	(40,174)
Acquisition of subsidiaries, net of cash acquired	(57,500)	(30,144)
Proceeds from sale or insurance settlements of property, plant and equipment	79	3,827
Proceeds from return of investment on the AVAIL JV	15,745	—
Net cash used in investing activities	(78,893)	(66,491)
Cash flows from financing activities
Proceeds from issuance of common stock	2,152	2,056
Tax payments related to common stock issued under stock-based plans	(11,152)	(5,015)
Proceeds from Revolving Credit Facility	248,000	436,000
Payments on Revolving Credit Facility	(283,000)	(441,000)
Proceeds from Receivables Securitization Facility	20,000	150,000
Payments of debt financing costs	(958)	(1,178)
Payments on long-term debt and finance leases	(1,833)	(436,380)
Repurchase and retirement of treasury stock	(20,000)	—
Payments of dividends	(13,190)	(11,097)
Net cash used in financing activities	(59,981)	(306,614)
Effect of exchange rate changes on cash	131	(655)
Net increase (decrease) in cash and cash equivalents	1,248	(591)
Cash and cash equivalents at beginning of period	705	1,488
Cash and cash equivalents at end of period	$1,953	$897

 The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended August 31, 2026
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at May 31, 2026	30,017	$30,017	$424,279	$929,574	$(7,826)	$1,376,044
Share-based compensation	—	—	4,867	—	—	4,867
Common stock issued under stock-based plans and related income tax expense	14	14	(637)	—	—	(623)
Common stock issued under employee stock purchase plan	28	28	2,124	—	—	2,152
Repurchase and retirement of treasury shares	(136)	(136)	(19,864)	—	—	(20,000)
Dividends paid on common shares	—	—	—	(7,214)	—	(7,214)
Net income	—	—	—	58,451	—	58,451
Other comprehensive income	—	—	—	—	1,398	1,398
Balance at August 31, 2026	29,923	$29,923	$410,769	$980,811	$(6,428)	$1,415,075

	Six Months Ended August 31, 2026
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at February 28, 2026	29,880	$29,880	$431,155	$883,544	$(7,548)	$1,337,031
Share-based compensation	—	—	8,651	—	—	8,651
Common stock issued under stock-based plans and related income tax expense	151	151	(11,297)	—	—	(11,146)
Common stock issued under employee stock purchase plan	28	28	2,124	—	—	2,152
Repurchase and retirement of treasury shares	(136)	(136)	(19,864)	—	—	(20,000)
Dividends paid on common shares	—	—	—	(13,190)	—	(13,190)
Net income	—	—	—	110,457	—	110,457
Other comprehensive income	—	—	—	—	1,120	1,120
Balance at August 31, 2026	29,923	$29,923	$410,769	$980,811	$(6,428)	$1,415,075

	Three Months Ended August 31, 2025
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at May 31, 2025	30,007	$30,007	$418,399	$774,981	$(9,089)	$1,214,298
Share-based compensation	—	—	4,339	—	—	4,339
Common stock issued under stock-based plans and related income tax expense	15	15	(426)	—	—	(411)
Common stock issued under employee stock purchase plan	35	35	2,021	—	—	2,056
Dividends paid on common shares	—	—	—	(6,012)	—	(6,012)
Net income	—	—	—	89,346	—	89,346
Other comprehensive loss	—	—	—	—	(585)	(585)
Balance at August 31, 2025	30,057	$30,057	$424,333	$858,315	$(9,674)	$1,303,031

	Six Months Ended August 31, 2025
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at February 28, 2025	29,913	$29,913	$418,004	$609,158	$(11,580)	$1,045,495
Share-based compensation	—	—	9,424	—	—	9,424
Common stock issued under stock-based plans and related income tax expense	109	109	(5,116)	—	—	(5,007)
Common stock issued under employee stock purchase plan	35	35	2,021	—	—	2,056
Dividends paid on common shares	—	—	—	(11,097)	—	(11,097)
Net income	—	—	—	260,254	—	260,254
Other comprehensive income	—	—	—	—	1,906	1,906
Balance at August 31, 2025	30,057	$30,057	$424,333	$858,315	$(9,674)	$1,303,031
The accompanying notes are an integral part of the consolidated financial statements.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation
AZZ Inc. ("AZZ", the "Company", "our" or "we") was established in 1956 and incorporated under the laws of the state of Texas. We are a provider of hot-dip galvanizing and coil coating solutions to a broad range of end markets in North America. We have three distinct operating segments: the AZZ Metal Coatings segment, the AZZ Precoat Metals segment, and the AZZ Infrastructure Solutions segment. Our AZZ Metal Coatings segment is a leading provider of metal coating solutions for corrosion protection, including hot-dip galvanizing, spin galvanizing, powder coating, anodizing and plating to the North American steel fabrication industry and other industries. The AZZ Precoat Metals segment provides coatings and value-added services for steel and aluminum coil, primarily serving the construction; infrastructure; transportation; heating, ventilation, and air conditioning (HVAC) and appliances; container; and other end markets in North America. The AZZ Infrastructure Solutions segment ("AIS") represents our 40% non-controlling interest in the AIS Investment Holdings LLC (the "AVAIL JV"). AIS Investment Holdings LLC provides automated weld overlay solutions for corrosion and erosion mitigation to critical infrastructure through its Welding Services Business South America ("WSI Brazil") subsidiary. See Note 7 for information about the Company's operations by segment. See Note 8 for additional information about the AVAIL JV.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position of the Company as of August 31, 2026, and the results of its operations and cash flows for the three and six months ended August 31, 2026 and 2025. The interim results reported herein are not necessarily indicative of results for a full year.
Accounts receivable, net of allowance for credit losses
The balance of trade accounts receivable, net of allowance for credit losses was $179.1 million, $142.6 million, and $135.1 million as of August 31, 2026, February 28, 2026, and February 28, 2025, respectively.
The Company has elected the practical expedient for estimating credit losses for contract assets and accounts receivable that assumes the current conditions as of the balance sheet date do not change for the remaining life of the asset.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that permits entities, when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted ASU 2025-05 effective March 1, 2026, and the adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"), which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. The amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements, but rather to provide clarity and improve the navigability of the existing interim reporting guidance. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively for all prior periods presented. We expect to adopt ASU 2025-11 for the interim period ending May 31, 2028, and we are currently evaluating the impact of ASU 2025-11 on our consolidated financial statements.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06") which updates the accounting for software costs that are accounted for under ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software (referred to as "internal-use software"). ASU 2025-06 will be effective for annual periods beginning after December 15, 2027 and interim reporting periods within those annual periods. We expect to adopt ASU 2025-06 for the interim period ending May 31, 2028, and we are currently evaluating the impact of ASU 2025-06 on our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which expands disclosures about a public entity's expenses, including inventory, employee compensation, depreciation, intangible asset amortization, selling expenses and other expense categories. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Clarifying the Effective Date ("ASU 2025-01"), which clarifies the effective date of ASU 2024-03 for companies with a non-calendar year end. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We do not expect the adoption of ASU 2024-03 or ASU 2025-01 to affect our financial position or our results of operations, but ASU 2024-03 will result in additional disclosures for our annual reporting period ending February 29, 2028, and interim reporting periods beginning in fiscal 2029.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions
Seattle Galvanizing
On July 30, 2026, we completed the acquisition of all of the equity interests of Seattle Galvanizing Company, LLC ("Seattle Galvanizing"), a privately held provider of hot-dip and spin galvanizing solutions headquartered in Arlington, Washington, for a total purchase price of approximately $57.5 million. The acquisition expanded our geographic coverage into the Pacific Northwest. The business is included in the AZZ Metal Coatings segment. The goodwill arising from this acquisition was allocated to the AZZ Metal Coatings segment and is expected to be deductible for income tax purposes. See Note 12 for additional information regarding the finance lease liability recognized in connection with the acquisition.
The allocation of the purchase price to the identifiable assets acquired and liabilities assumed for the Seattle Galvanizing acquisition is preliminary and subject to revision during the measurement period, which extends up to one year from the acquisition close date. The valuation of identifiable intangible assets, property, plant and equipment, and the related deferred tax effects remain incomplete pending receipt of third-party valuation analyses. The preliminary allocation below was made using estimates based on information available at the time these consolidated financial statements were prepared. We believe these estimates are reasonable; however, the estimates are subject to change as additional information becomes available, and any adjustments to preliminary amounts will be reflected as measurement period adjustments in the period in which they are identified.
The following table summarizes the preliminary fair values of the allocation of assets acquired and liabilities assumed, in aggregate, related to the Seattle Galvanizing acquisition, as of the date of the acquisition (in thousands):

July 30, 2026
Assets
Accounts receivable	$2,420
Inventories	2,177
Property, plant and equipment	7,500
Right-of-use assets	29,322
Goodwill	25,853
Intangibles and other assets	20,000
Total fair value of assets acquired	$87,272
Liabilities
Accounts payable	(274)
Accrued salaries and wages	(176)
Lease liabilities	(29,322)
Total fair value of liabilities assumed	$(29,772)
Total purchase price, net of cash acquired	$57,500
Canton Galvanizing
On July 1, 2025, we completed the acquisition of all the assets of Canton Galvanizing, LLC ("Canton Galvanizing"), a privately held hot-dip galvanizing company based in Canton, Ohio, for a total purchase price of approximately $30.1 million. The acquisition expanded our geographic coverage and metal coatings capacity and further strengthened our network of facilities in the Midwest region of the United States. The business is included in the AZZ Metal Coatings segment. The goodwill arising from this acquisition was allocated to the AZZ Metal Coatings segment and is expected to be deductible for income tax purposes.
The allocation of the purchase price to the identifiable assets acquired and liabilities assumed for the Canton Galvanizing acquisition has been finalized. Intangible assets subject to amortization from the acquisition consist of customer relationships. The total weighted-average amortization period for these assets is 15 years, and the assets have no residual value.

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

Pro Forma
The results of operations of each acquired business have been included in the Company's consolidated financial statements since the respective acquisition date. Pro forma revenue and earnings information has not been presented because the revenue and earnings contributions of these acquisitions were not material, individually or in the aggregate, to the Company's consolidated results of operations.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Inventories
The following table summarizes the components of inventory (in thousands):

	As of
	August 31, 2026	February 28, 2026
Raw materials	$131,879	$111,483
Work in process	728	733
Finished goods	1,411	1,197
Total inventories	$134,018	$113,413
Our inventory reserves were $3.1 million and $3.4 million as of August 31, 2026 and February 28, 2026, respectively. Inventory cost is determined principally using the first-in, first-out (FIFO) method for the AZZ Metal Coatings segment and the average cost method for the AZZ Precoat Metals segment.
4. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
Numerator:
Net income	$58,451	$89,346	$110,457	$260,254
Denominator:
Weighted average shares outstanding for basic earnings per share	29,997	30,037	29,964	29,992
Effect of dilutive securities:
Employee stock awards	126	207	181	251
Denominator for diluted earnings per share	30,123	30,244	30,145	30,243

Basic earnings per common share	$1.95	$2.97	$3.69	$8.68
Diluted earnings per common share	$1.94	$2.95	$3.66	$8.61
For the three months ended August 31, 2026 and 2025, 54.1 thousand and 22.3 thousand shares, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the six months ended August 31, 2026 and 2025, 52.1 thousand and 22.3 thousand shares, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. These shares could be dilutive in future periods.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Disaggregated Sales
The following table presents disaggregated sales by customer industry (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
Sales:
Construction	$284,087	$245,948	$542,089	$494,365
Industrial	51,741	37,060	92,331	74,730
Infrastructure	58,974	55,038	114,944	111,481
Transportation	27,799	26,695	55,191	54,433
HVAC & Appliances	22,011	24,529	44,783	47,870
Container	22,823	9,035	43,599	16,081
Other(1)	19,457	18,970	42,485	40,277
Total sales	$486,892	$417,275	$935,422	$839,237

(1)	Other includes less significant markets, such as recreation, sales from recycling and other miscellaneous customer industries.
During the first quarter of fiscal year 2027, we revised our disaggregated sales categories to better reflect our current business operations. For the three and six months ended August 31, 2025, customer industry categories have been reclassified to conform to the current period presentation. This reclassification had no impact on total sales. See Note 7 for sales information by operating segment.
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
The changes in contract assets and contract liabilities during the six months ended August 31, 2026, were primarily due to normal timing differences between AZZ's performance and customer payments. Contract liabilities of $0.6 million, $0.6 million, and $0.5 million as of August 31, 2026, February 28, 2026, and February 28, 2025, respectively, are included in "Other accrued liabilities" in the consolidated balance sheets. The balance of contract assets was $107.3 million, $112.8 million, and $106.5 million as of August 31, 2026, February 28, 2026, and February 28, 2025, respectively. During the six months ended August 31, 2026, we recognized $0.5 million of revenue that was included in contract liabilities as of February 28, 2026.
Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations ("RUPO") represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of RUPO increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of RUPO when an enforceable agreement has been reached. We have elected the practical expedient to exclude remaining performance obligations with a duration of one year or less. We have a long-term customer contract related to the aluminum coil coating facility in Washington, Missouri that includes RUPO through fiscal year 2031. The amounts associated with remaining performance obligations are subject to variability based on customer ordering patterns, production capacity, and contractual provisions. As of August 31, 2026, the amount of RUPO that we expect to recognize as revenue is not significant for any year through fiscal year 2031.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Supplemental Cash Flow Information
To arrive at net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Six Months Ended August 31,
	2026	2025
Decrease (increase) in current assets:
Accounts receivable, net	$(34,102)	$(5,220)
Other receivables	(1,114)	(6,654)
Inventories	(18,504)	5,119
Contract assets	5,440	764
Prepaid expenses and other	(6,108)	(5,637)
Increase (decrease) in current liabilities:
Accounts payable	13,215	10,981
Income taxes payable	1,883	7,256
Accrued expenses	8,035	(12,329)
Changes in current assets and current liabilities	$(31,255)	$(5,720)
Cash flows related to interest and income taxes were as follows (in thousands):

	Six Months Ended August 31,
	2026	2025
Cash paid for interest	$14,908	$25,357
Cash paid for income taxes	17,833	46,265
Supplemental disclosures of non-cash investing and financing activities were as follows (in thousands):

	Six Months Ended August 31,
	2026	2025
Accruals for capital expenditures	$2,043	$2,373

7. Operating Segments
Segment Information
Our Chief Executive Officer, who is the chief operating decision maker ("CODM"), reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Sales and operating income are the primary measures used by the CODM to evaluate segment operating performance and to allocate resources to the AZZ Metal Coatings and the AZZ Precoat Metals segments. The CODM uses income before income taxes as the primary measure to evaluate performance and allocate resources to the AZZ Infrastructure Solutions segment. The CODM assesses these metrics and compares actuals to budgeted and forecasted values to evaluate segment operating performance and allocate resources to the operating segments. Expenses related to certain centralized administration or executive functions that are not specifically related to an operating segment are included in Corporate.
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

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AZZ Precoat Metals — provides coil coating application of protective and decorative coatings and related value-added downstream processing for steel and aluminum coils. Primarily serving the construction; infrastructure; transportation; heating, ventilation, and air conditioning (HVAC) and appliances; container; and other end markets, the coil coating process emphasizes sustainability and enhanced product lifecycles. It involves cleaning, treating, painting, and curing metal coils as a flat material before they are cut, formed, and fabricated into finished products. This highly efficient method optimizes waste through tight film control and improves final product performance by painting and curing the substrates under conditions unmatched by other application processes.
AZZ Infrastructure Solutions — represents our 40% non-controlling interest in the AVAIL JV, as well as other expenses directly related to AIS receivables and liabilities that were retained following the divestiture of the AIS business.
For the six months ended August 31, 2026, the AVAIL JV's operations consisted primarily of Rig-A-Lite Group ("Rig-A-Lite"), a provider of industrial and hazardous-duty lighting products, and WSI Brazil, a provider of specialized welding, maintenance, and asset integrity solutions serving the power generation, oil and gas, and industrial markets. On May 14, 2026, AVAIL completed the sale of Rig-A-Lite. For the three months ended August 31, 2025, the AVAIL JV's operations consisted of Rig-A-Lite and WSI. For the six months ended August 31, 2025, AVAIL's operations also included the Electrical Products Group ("EPG"), which was sold in the first quarter of fiscal 2026. See Note 8 for more information about the AVAIL JV.
The following tables contain operating segment data for the three and six months ended August 31, 2026 and 2025 (in thousands):

	Three Months Ended August 31, 2026
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Total
Sales	$233,519	$253,373	$—	$486,892
Cost of sales	163,466	201,300	—	364,766
Selling, general and administrative	5,968	8,739	—	14,707
Operating income	$64,085	$43,334	—	107,419
Equity in earnings of unconsolidated subsidiary(4)			6,789	6,789
Income before income taxes			$6,789	114,208

Reconciliation to consolidated income before income taxes
Corporate selling, general and administrative expenses(5)				(23,638)
Interest expense				(10,807)
Other income				27
Consolidated income before income taxes				$79,790
See notes below tables.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended August 31, 2026
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Total
Sales	$443,824	$491,598	$—	$935,422
Cost of sales	310,918	390,209	—	701,127
Selling, general and administrative	12,270	16,520	—	28,790
Operating income	$120,636	$84,869	—	205,505
Equity in earnings of unconsolidated subsidiary(4)			7,298	7,298
Income before income taxes			$7,298	212,803

Reconciliation to consolidated income before income taxes
Corporate selling, general and administrative expenses(5)				(44,691)
Interest expense				(22,071)
Other expense				(233)
Consolidated income before income taxes				$145,808
See notes below tables.

	Three Months Ended August 31, 2025
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Total
Sales	$189,984	$227,291	$—	$417,275
Cost of sales	132,923	183,060	—	315,983
Selling, general and administrative	5,355	7,710	26	13,091
Operating income (loss)	$51,706	$36,521	(26)	88,201
Equity in earnings of unconsolidated subsidiary(4)			59,345	59,345
Income before income taxes			$59,319	147,546

Reconciliation to consolidated income before income taxes
Corporate selling, general and administrative expenses				(19,740)
Interest expense				(13,665)
Other income				188
Consolidated income before income taxes				$114,329
See notes below tables.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended August 31, 2025
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Total
Sales	$377,199	$462,038	$—	$839,237
Cost of sales(2)	263,279	370,536	—	633,815
Selling, general and administrative(3)	11,482	15,627	106	27,215
Operating income (loss)	$102,438	$75,875	(106)	178,207
Equity in earnings of unconsolidated subsidiary(4)			232,868	232,868
Income before income taxes			$232,762	411,075

Reconciliation to consolidated income before income taxes
Corporate selling, general and administrative expenses				(40,197)
Interest expense				(32,228)
Other income				1,515
Consolidated income before income taxes				$340,165

(1)	For the AZZ Infrastructure Solutions segment, the CODM uses only income before taxes as the measure to allocate resources and assess segment performance. Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business.
(2)	For the six months ended August 31, 2025, the AZZ Metal Coatings segment includes restructuring charges of $3.8 million. See Note 17.
(3)
Includes stock-based compensation expense recognized during the six months ended August 31, 2025 upon the adoption of the Executive Retiree LTI Program of $2.2 million, of which $0.4 million and $1.8 million are included in the AZZ Metal Coatings segment and the Corporate segment, respectively. See Note 15.

(4)
On May 14, 2026, AVAIL completed the sale of Rig-A-Lite. The three months ended August 31, 2026 include $7.9 million from the sale of Rig-A-Lite, partially offset by a $1.3 million decrease to a previously recognized gain on the sale of AVAIL's WSI business. The six months ended August 31, 2026 include $7.9 million, which represents the gain related to the sale of Rig-A-Lite.
During the first quarter of fiscal 2026, AVAIL completed the sale of the EPG. The three and six months ended August 31, 2025 include $61.6 million and $227.5 million, respectively, which represent the gain related to the sale of the EPG, partially offset by an impairment loss on the AVAIL JV and an adjustment related to a change in AVAIL's transfer pricing policy. For additional information about the AVAIL JV, see Note 8.

(5)	For the three and six months ended August 31, 2026, the Corporate segment includes $2.8 million of acquisition costs related to the Seattle Galvanizing acquisition. See Note 2.
Asset balances by operating segment were as follows (in thousands):

	As of
Segment assets(1)	August 31, 2026	February 28, 2026
Metal Coatings(2)	$724,758	$604,107
Precoat Metals(3)	1,584,248	1,562,994
Infrastructure Solutions - Investment in Joint Venture	11,464	19,960
Total reportable segment assets	2,320,470	2,187,061
Corporate	17,488	26,413
Consolidated assets	$2,337,958	$2,213,474

(1)	Segment assets include identifiable intangible assets associated with each reportable segment. The related amortization expense for intangible assets is not allocated to the segments.
(2)
Identifiable intangible assets related to the AZZ Metal Coatings of $52.5 million and $35.0 million, net of accumulated amortization, as of August 31, 2026 and February 28, 2026, respectively, are included in segment assets. The associated amortization expense is not allocated to the segment.

(3)
Identifiable intangible assets related to the AZZ Precoat Metals of $365.5 million and $374.8 million, net of accumulated amortization, as of August 31, 2026 and February 28, 2026, respectively, are included in segment assets. The associated amortization expense is not allocated to the segment.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense by segment for the three and six months ended August 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
Depreciation and amortization	2026	2025	2026	2025
Metal Coatings	$7,472	$6,830	$14,738	$13,490
Precoat Metals	10,487	9,424	20,709	18,546
Total reportable segment depreciation and amortization	17,959	16,254	35,447	32,036
Corporate	6,209	6,118	12,240	12,163
Consolidated depreciation and amortization	$24,168	$22,372	$47,687	$44,199
Financial Information About Geographical Areas
The geographic area is based on the location of the operating facility and no customer accounted for 10% or more of consolidated sales. Financial information about geographical areas for the periods presented was as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
Sales	2026	2025	2026	2025
United States	$472,396	$404,398	$908,386	$815,393
Canada	14,496	12,877	27,036	23,844
Total sales	$486,892	$417,275	$935,422	$839,237

	As of
Long-lived assets	August 31, 2026	February 28, 2026
United States	$686,934	$647,182
Canada	20,951	21,687
Total	$707,885	$668,869
8. Investments in Unconsolidated Entity
AVAIL JV
We account for our 40% interest in the AVAIL JV under the equity method of accounting and include our equity in earnings as part of the AZZ Infrastructure Solutions segment. We record our equity in earnings in the AVAIL JV on a one-month lag.
On May 14, 2026, AVAIL completed the sale of its industrial lighting business, Rig-A-Lite.
As of August 31, 2026, our investment in the AVAIL JV was $11.5 million. For the three and six months ended August 31, 2026, we recorded $6.8 million and $7.3 million of equity in earnings, respectively. The majority of the equity in earnings related to the recognition of our proportionate share of the gain on the sale of Rig-A-Lite. During both the three and six months ended August 31, 2026, our proportionate share of equity in earnings (loss) from AVAIL JV operations was not significant.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize balance sheet and income statement information for the AVAIL JV (in thousands):

Summarized Balance Sheet(1)
	As of
	August 31, 2026	February 28, 2026
Current assets	$179,876	$225,298
Long-term assets	15,810	19,330
Total assets	$195,686	$244,628

Current liabilities	$52,251	$59,724
Long-term liabilities	10,982	12,732
Total liabilities	63,233	72,456
Total partners' capital	132,453	172,172
Total liabilities and partners' capital	$195,686	$244,628

Summarized Operating Data(1)
	Three Months Ended August 31,		Six Months Ended August 31,
	2026(2)	2025	2026(2)	2025
Sales	$3,272	$43,463	$10,744	$211,703
Gross profit	$960	$7,328	$3,599	$52,453
Income before income taxes	$16,521	$693,712	$18,146	$711,186
Net income(3)	$16,472	$693,133	$17,929	$710,757

(1)
We report our equity in earnings on a one-month lag basis; therefore, amounts in the summarized financials above are as of and for the three and six months ended July 31, 2026 and 2025 and as of January 31, 2026.

(2)
Amounts in the table above exclude certain adjustments made by us to record equity in earnings of the AVAIL JV under U.S. GAAP for public companies, primarily to reverse the amortization of goodwill. The three and six months ended August 31, 2026 reflects operations from AVAIL's Rig-A-Lite business and WSI Brazil business.

(3)
AVAIL's net income for the three and six months ended August 31, 2026 includes a net gain of $25.7 million on the sale of the Rig-A-Lite business. Our proportionate share of this gain includes adjustments for the prior reversal of goodwill amortization related to the Rig-A-Lite business.

Distributions from the AVAIL JV
We classify cash flows from distributions using the cumulative earnings method. Cash received is classified as a return on investment and included in operating cash flows to the extent that cumulative earnings exceed cumulative distributions, less distributions received in prior periods that were deemed returns of investment. During the six months ended August 31, 2026, we received $15.7 million in distributions, which were deemed to be a return of investment and reflected in cash flows from investing activities. During the six months ended August 31, 2025, we received $273.2 million in distributions, which were deemed to be a return on investment and reflected in cash flows from operating activities.
9. Derivative Instruments
Interest Rate Swap Derivative
As a policy, we do not hold, issue, or trade derivative instruments for speculative purposes. We periodically enter into forward contracts to purchase a specified volume of zinc and natural gas at fixed prices. These contracts are not accounted for as derivatives because they meet the criteria for the normal purchases and normal sales scope exception in ASC 815, Derivatives and Hedging.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap agreements to convert a portion of our variable-rate debt to a fixed rate. On June 30, 2025, we entered into a fixed-rate interest rate swap agreement (the "2025 Swap"). The 2025 Swap converts the SOFR-based component of the interest rate to 3.759%. As of August 31, 2026, the 2025 Swap resulted in a total fixed rate of 5.509%. The 2025 Swap has a notional amount of $290.0 million and a maturity date of June 30, 2027. The objective of the 2025 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2025 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2025 Swap are recognized in "Interest expense, net" in the consolidated statement of operations.
At August 31, 2026, changes in fair value attributable to the effective portion of the 2025 Swap were included on the consolidated balance sheets in "Accumulated other comprehensive loss." For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on our consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value recognized in accumulated other comprehensive income (loss) until reclassified into earnings when the related interest expense is recognized. During the six months ended August 31, 2026, we reclassified $0.14 million before income tax, or $0.11 million net of tax, from accumulated other comprehensive income to earnings for the 2025 Swap.
10. Debt
Our long-term debt instruments and balances outstanding as of August 31, 2026 and February 28, 2026 were as follows (in thousands):

	As of
	August 31, 2026	February 28, 2026
Revolving Credit Facility	$15,000	$50,000
Term Loan B	335,000	335,000
Receivables Securitization Facility	150,000	130,000
Total debt, gross	500,000	515,000
Unamortized debt issuance costs	(31,530)	(37,262)
Long-term debt, net	$468,470	$477,738
2022 Credit Agreement and Term Loan B
We have a credit agreement with a syndicate of financial institutions as lenders, entered into on May 13, 2022 and amended from time to time (collectively referred to herein as the "2022 Credit Agreement").
The 2022 Credit Agreement includes the following significant terms:
i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company; as of August 31, 2026, the outstanding balance of the Term Loan B was $335.0 million;
ii.provides for a maximum senior secured Revolving Credit Facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 7, 2029 (following the amendment on May 7, 2026, as described below);
iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;
iv.borrowings under the Term Loan B bear an interest rate of Secured Overnight Financing Rate ("SOFR") plus 1.75% and the Revolving Credit Facility bears a leverage-based rate with various tiers between 1.25% and 2.25%; as of August 31, 2026, the interest rate was SOFR plus 1.50%;
v.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investments and dividends, subject to various exceptions; and,
vi.includes a maximum quarterly leverage ratio financial covenant, with reporting requirements to our banking group at each quarter-end.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the amendment, approximately 37.50% of the aggregate principal amount was reallocated to the new lenders. We evaluated the amendment under the guidance in ASC 470-50, Debt—Modifications and Extinguishments, and concluded that the amendment represented a modification at the instrument level, as the quantitative 10% cash flow test was not met. However, the lender reallocation resulted in a partial extinguishment at the lender level. As a result, for the six months ended August 31, 2026, we recognized a write-off of approximately $0.6 million of unamortized debt financing costs, which is included in "Interest expense, net" on our consolidated statement of operations and in "Amortization of debt financing costs" on our consolidated statement of cash flows.
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
Receivables Securitization Facility
On July 10, 2025, we entered into a credit agreement secured by our trade accounts receivable and contract assets (the "Receivables Securitization Facility"). Under this arrangement, we transferred our trade receivables to a special purpose entity ("SPE"), which in turn pledged those receivables as collateral for borrowings under the facility. The transaction does not qualify as a sale under ASC 860, Transfers and Servicing; as a result, the arrangement is accounted for as a secured borrowing.
Accordingly, the receivables transferred to the SPE will remain on our consolidated balance sheet within trade accounts receivable and contract assets, and the Receivables Securitization Facility is included in "Long-term debt, net." The Receivables Securitization Facility has a limit of $150.0 million and is due July 10, 2028. As of August 31, 2026, the total amount of receivables pledged under the facility was $271.1 million, consisting of $166.1 million in trade accounts receivable and $105.0 million in contract assets, with outstanding borrowings of $150.0 million. The interest rate on the Receivables Securitization Facility is one-month SOFR plus 0.95%.
We remain exposed to the credit risk associated with the underlying receivables and are responsible for their collection. The Receivables Securitization Facility includes provisions that allow the SPE to take control of the assets only in the event of bankruptcy or violation of servicing the secured accounts receivable. We continuously monitor these provisions to ensure compliance and availability under the facility.
The proceeds from the Receivables Securitization Facility were used to pay down the Term Loan B.
Debt Compliance, Outstanding Borrowings and Letters of Credit
Our 2022 Credit Agreement requires us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 4.5. We are also required to maintain certain covenants under the Receivables Securitization Facility. As of August 31, 2026, we were in compliance with all covenants and other requirements set forth in the 2022 Credit Agreement and the Receivables Securitization Facility.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2026, we had $500.0 million of debt outstanding, with varying maturities through fiscal 2030. We had approximately $374.4 million of additional credit available as of August 31, 2026.
As of August 31, 2026, we had outstanding letters of credit in the amount of $10.6 million. These standby letters of credit are primarily issued to support insurance deductibles and other collateral requirements.
Other Disclosures
The weighted-average interest rate for our outstanding debt, including the Revolving Credit Facility, the Term Loan B, and the Receivables Securitization Facility was 5.23% and 5.94% as of August 31, 2026 and February 28, 2026, respectively. We are also obligated to pay a leverage-based commitment fee with various tiers between 0.15% and 0.25% per year for unused amounts under the Revolving Credit Facility. As of August 31, 2026, the commitment fee rate was 0.175%.
Interest expense is comprised as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
Gross interest expense	$11,040	$13,754	$22,523	$32,997
Less: Capitalized interest	(233)	(89)	(452)	(769)
Interest expense, net	$10,807	$13,665	$22,071	$32,228
Capitalized interest for the six months ended August 31, 2026 and 2025 relates to interest cost on long-term capital projects.
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
The carrying amount of our financial instruments (cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities) approximates the fair value of these instruments based upon either their short-term nature or their variable market rate of interest. We have not elected the fair value option for any of our financial instruments.
Interest Rate Swap Agreement
Our derivative instrument consists of the 2025 Swap, which is considered Level 2 of the fair value hierarchy. The 2025 Swap is included in "Other assets" and "Other long-term liabilities" as of August 31, 2026 and February 28, 2026, respectively, in the consolidated balance sheets. The valuation of the 2025 Swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including swap rates, spreads, and/or index levels and interest rate curves. See Note 9 for more information about the 2025 Swap.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our financial instruments that are measured at fair value on a recurring basis as of August 31, 2026 and February 28, 2026 are as follows (in thousands):

	Carrying Value as of August 31, 2026	Fair Value Measurements Using			Carrying Value as of February 28, 2026	Fair Value Measurements Using
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest Rate Swap Agreement	$641	$—	$641	$—	$—	$—	$—	$—
Total Assets	$641				$—
Liabilities
Interest Rate Swap Agreement	$—	$—	$—	$—	$1,847	$—	$1,847	$—
Total Liabilities	$—				$1,847
Non-recurring Fair Value Measurements
Investment in Joint Venture
The fair value of our investment in the unconsolidated AVAIL JV was determined using the income approach at the date on which we entered into the joint venture. The income approach uses discounted cash flow models that require various observable and unobservable inputs, such as operating margins, revenues, product costs, operating expenses, capital expenditures, terminal-year values and risk-adjusted discount rates. These valuations resulted in Level 3 non-recurring fair value measurements.
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
The principal amount of our outstanding debt under the 2022 Credit Agreement was $350.0 million and $385.0 million at August 31, 2026 and February 28, 2026, respectively. The estimated fair value of our outstanding debt was $350.8 million and $385.5 million at August 31, 2026 and February 28, 2026, excluding unamortized debt issuance costs. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads. The carrying amount of the Receivables Securitization Facility approximates the fair value.
12. Leases
We are a lessee under various leases for facilities and equipment. As of August 31, 2026, we were the lessee for 164 operating leases and 173 finance leases with terms of 12 months or more. These leases are reflected in "Right-of-use assets," "Lease liability—short-term" and "Lease liability—long-term" in our consolidated balance sheets.
Our leases are primarily for (i) operating facilities, (ii) vehicles and equipment used in operations, (iii) facilities used for back-office functions, (iv) equipment used for back-office functions, and (v) temporary storage. The majority of our vehicle and equipment leases have both a fixed and variable component.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets, and we recognize lease expense for these leases on a straight-line basis over the lease term. We have a significant number of short-term leases, including month-to-month agreements. Our short-term lease agreements include expenses incurred hourly, daily, monthly and for other durations of time of one year or less. Our future lease commitments as of August 31, 2026, do not reflect all of our short-term lease commitments.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of Seattle Galvanizing on July 30, 2026, the Company entered into lease agreements for certain land and building assets used in the acquired operations. The agreements include purchase obligations that require the Company to acquire the underlying properties upon expiration of the lease term. Accordingly, the Company concluded that the arrangements contain residual value guarantees and meet the criteria for finance lease classification. As of August 31, 2026, the Company recorded finance lease right-of-use assets and corresponding lease liabilities of approximately $29.3 million related to these arrangements.
The following table outlines the classification of right-of-use ("ROU") assets and lease liabilities in the consolidated balance sheets as of August 31, 2026 and February 28, 2026 (in thousands):

		As of
		August 31, 2026	February 28, 2026
Assets	Balance Sheet Classification
Operating right-of-use assets	Right-of-use assets	$45,378	$46,261
Finance right-of-use assets	Right-of-use assets	$44,939	$13,303
Liabilities
Operating lease liabilities―short-term	Lease liability—short-term	$5,938	$5,413
Operating lease liabilities―long-term	Lease liability—long-term	$40,327	$41,489
Finance lease liabilities―short-term	Lease liability—short-term	$4,119	$3,266
Finance lease liabilities―long-term	Lease liability—long-term	$41,531	$10,480
Supplemental information related to our leases was as follows (in thousands, except years and percentages):

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
Operating cash flows from operating leases included in lease liabilities	$2,043	$1,852	$4,049	$3,733
Lease liabilities obtained from new ROU assets—operating leases	$714	$1,954	2,090	1,970
Decrease in ROU assets related to lease terminations	$(133)	$(146)	(133)	(613)
Operating cash flows from finance leases included in lease liabilities	$410	$199	649	340
Financing cash flows from finance leases included in lease liabilities	$947	$604	1,819	1038
Lease liabilities obtained from new ROU assets—finance leases	$31,434	$2,497	33,826	6,624

	As of
	August 31, 2026	February 28, 2026
Weighted-average remaining lease term—operating leases	14.39 years	14.71 years
Weighted-average discount rate—operating leases	6.11%	6.10%
Weighted-average remaining lease term—finance leases	3.24 years	4.01 years
Weighted-average discount rate—finance leases	6.47%	6.59%

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines our lease expense in the consolidated statements of operations for the three and six months ended August 31, 2026 and 2025 (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
Operating lease expense:
Cost of sales	$1,935	$1,495	$3,821	$3,325
Selling, general and administrative	468	575	968	1,085
Total operating lease expense	2,403	2,070	4,789	4,410
Finance lease expense:
Cost of sales	1,139	684	2,091	1,171
Interest expense	410	199	649	340
Total finance lease expense	1,549	883	2,740	1,511
Variable lease expense:
Cost of sales	300	215	558	464
Total variable lease expense	300	215	558	464
Short-term lease expense:
Cost of sales	1,889	1,869	3,795	3,671
Selling, general and administrative	35	—	70	4
Total short-term lease expense	1,924	1,869	3,865	3,675
Total lease expense	$6,176	$5,037	$11,952	$10,060
As of August 31, 2026, maturities of our lease liabilities were as follows (in thousands):

Fiscal year:	Operating Leases	Finance Leases	Total
2027	$4,503	$3,325	$7,828
2028	7,763	6,596	14,359
2029	6,942	6,409	13,351
2030	4,841	34,735	39,576
2031	3,916	1,792	5,708
2032	3,139	226	3,365
Thereafter	41,623	38	41,661
Total lease payments	72,727	53,121	125,848
Less imputed interest	(26,462)	(7,471)	(33,933)
Total	$46,265	$45,650	$91,915
We sublease multiple buildings in Columbia, South Carolina to multiple subtenants. The Columbia sublease agreements are by and between AZZ Precoat Metals and multiple subtenants. Sublease income is recognized over the term of the sublease on a straight-line basis and is reported in the consolidated statement of operations as a reduction to "Cost of sales." Sublease income for the three and six months ended August 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
Sublease income	$192	$266	$408	$531

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes
The provision for income taxes reflects an effective tax rate of 26.7% for the three months ended August 31, 2026, compared to 21.9% for the three months ended August 31, 2025. The increase in the effective tax rate is primarily attributable to higher discrete R&D tax credits recorded during the prior year three-month period, a change in the relative mix of earnings across the jurisdictions within which we operate and higher compensation limited by Internal Revenue Code Section 162(m) in fiscal 2027.
The provision for income taxes reflects an effective tax rate of 24.2% for the six months ended August 31, 2026, compared to 23.5% for the six months ended August 31, 2025. The increase in the effective tax rate is primarily attributable to higher discrete R&D tax credits recorded during the prior year six-month period, a change in the relative mix of earnings across the jurisdictions within which we operate and higher compensation limited by Internal Revenue Code Section 162(m), partially offset by higher tax deductions for stock compensation in fiscal 2027.
14. Equity
Share Repurchase Program
On November 10, 2020, our Board of Directors authorized a $100 million share repurchase program pursuant to which we may repurchase our common stock (the "2020 Authorization"). Repurchases under the 2020 Authorization will be made through open market or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allow stock repurchases when we might otherwise be precluded from doing so. Currently, share repurchases may not exceed 6% of our market capitalization per fiscal year.
On January 22, 2026, our Board of Directors authorized a $100 million share repurchase program (the "2026 Share Repurchase Program") pursuant to which we may repurchase our common stock. Repurchases under the 2026 Share Repurchase Program will be made through open market or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allow stock repurchases when we might otherwise be precluded from doing so. Currently, share repurchases may not exceed 6% of our market capitalization per fiscal year.
During the six months ended August 31, 2026, we repurchased 136,303 shares of common stock in the amount of $20.0 million at an average purchase price per share of $146.71 under the 2020 Authorization. As of August 31, 2026, there was $13.2 million remaining to repurchase shares under the 2020 Authorization. During the six months ended August 31, 2026, we did not repurchase any shares of common stock under the 2026 Share Repurchase Program. As of August 31, 2026, there was $100.0 million remaining to repurchase shares under the 2026 Share Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI"), after tax, for the three and six months ended August 31, 2026 and 2025, consisted of the following (in thousands):

	Three Months Ended August 31, 2026
	Foreign Currency Translation Loss	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary	Net Actuarial Gain	Interest Rate Swap	Total
Balance as of beginning of period	$(8,341)	$(710)	$1,207	$18	$(7,826)
Other comprehensive income (loss) before reclassification	(172)	1,104	—	414	1,346
Amounts reclassified from AOCI(1)	—	—	—	52	52
Net change in AOCI	(172)	1,104	—	466	1,398
Balance as of end of period	$(8,513)	$394	$1,207	$484	$(6,428)

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended August 31, 2026
	Foreign Currency Translation Loss	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary	Net Actuarial Gain	Interest Rate Swap	Total
Balance as of beginning of period	$(7,790)	$432	$1,207	$(1,397)	$(7,548)
Other comprehensive income (loss) before reclassification	(723)	(38)	—	1,775	1,014
Amounts reclassified from AOCI(1)	—	—	—	106	106
Net change in AOCI	(723)	(38)	—	1,881	1,120
Balance as of end of period	$(8,513)	$394	$1,207	$484	$(6,428)

	Three Months Ended August 31, 2025
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary	Net Actuarial Loss	Interest Rate Swap	Interest Rate Swap for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(8,373)	$(147)	$(587)	$26	$(8)	$(9,089)
Other comprehensive income (loss) before reclassification	208	655	—	(1,214)	8	(343)
Amounts reclassified from AOCI(2)	—	—	—	(242)	—	(242)
Net change in AOCI	208	655	—	(1,456)	8	(585)
Balance as of end of period	$(8,165)	$508	$(587)	$(1,430)	$—	$(9,674)

	Six Months Ended August 31, 2025
	Foreign Currency Translation Gain (Loss)	Foreign Currency Translation Gain (Loss) for Unconsolidated Subsidiary	Net Actuarial Loss	Interest Rate Swap	Interest Rate Swap for Unconsolidated Subsidiary	Total
Balance as of beginning of period	$(10,329)	$(388)	$(587)	$(265)	$(11)	$(11,580)
Other comprehensive income (loss) before reclassification	2,164	896	—	(875)	11	2,196
Amounts reclassified from AOCI(2)	—	—	—	(290)	—	(290)
Net change in AOCI	2,164	896	—	(1,165)	11	1,906
Balance as of end of period	$(8,165)	$508	$(587)	$(1,430)	$—	$(9,674)

(1)	Amounts reclassified from accumulated other comprehensive income (loss) relate to the 2025 Swap, which was entered into on June 30, 2025.
(2)	Amounts reclassified from accumulated other comprehensive income (loss) relate to the 2022 interest rate swap agreement, which was terminated on June 30, 2025.

AZZ INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Share-based Compensation
Effective April 18, 2025, the Compensation Committee of the Board of Directors (the "Compensation Committee") adopted the Executive Retiree LTI Program (the "ERP") to continue the vesting of annual equity awards to certain executive officers and other senior members of the management team as designated by the Compensation Committee, including the Company's named executive officers (a "Covered Executive" or collectively, the "Covered Executives"), upon qualified Retirement (as defined in the Company's 2023 Long-Term Incentive Plan). The ERP is applicable to both annual restricted share unit awards and annual performance share unit awards granted to the Covered Executives pursuant to the Restricted Share Unit ("RSU") Award Agreements and Performance Share Unit ("PSU") Award Agreements for the Covered Executives (collectively, the "Award Agreements") containing such provisions for the fiscal year 2026 long-term incentive equity awards.
Upon adoption of the ERP, the service requirement for executives who are currently eligible for retirement was met. As a result, we recognized additional stock-based compensation of $2.2 million for the six months ended August 31, 2025, upon the adoption of the ERP related to the RSU awards for Covered Executives who have achieved qualified retirement status.
16. Defined Benefit Pension Plan
Pension and Employee Benefit Obligations
In our AZZ Precoat Metals segment, certain current or past employees participate in a defined benefit pension plan (the "Plan"). Prior to the acquisition of AZZ Precoat Metals, benefit accruals were frozen for all participants. After the freeze, participants no longer accrued benefits under the Plan, and new hires of AZZ Precoat Metals are not eligible to participate in the Plan. During the first quarter of fiscal year 2027, the Company's Board of Directors approved a plan to terminate the Plan. The Company intends to complete the termination through a combination of lump-sum distributions to active and terminated vested plan participants and the purchase of annuity contracts for current in-pay participants and those participants who do not elect a lump-sum distribution. The termination process is subject to regulatory requirements, including approval from the Internal Revenue Service ("IRS") and the Pension Benefit Guaranty Corporation ("PBGC"), and is expected to be completed by the end of fiscal year 2028. The approval of the Plan termination does not result in an immediate settlement of the Company's pension obligation. The Company expects to recognize settlement accounting in future periods as individual settlement transactions occur. Upon settlement, the Company may be required to remeasure the Plan's projected benefit obligation and plan assets and may recognize in earnings a portion of the actuarial gains or losses currently recorded in AOCI. At this time, the Company is unable to reasonably estimate the total financial impact of the Plan termination, including the timing and amount of any gains or losses that may be recognized in future periods. As of August 31, 2026, the Plan was underfunded, and we have a net pension obligation of $12.8 million, which is included in "Other long-term liabilities" in the consolidated balance sheets and represents the underfunded portion of the Plan.
The components of net benefit cost other than the employer service cost are included in "Selling, general and administrative" expense and were not significant for the three and six months ended August 31, 2026 and 2025. We paid employer contributions of $2.3 million into the Plan during the six months ended August 31, 2026. We expect to pay $1.0 million of contributions into the Plan during the remainder of fiscal year 2027.
17. Restructuring Charges
No restructuring charges were recognized during the three and six months ended August 31, 2026.
During fiscal year 2026, management completed a restructuring plan for certain surface technologies facilities within the AZZ Metal Coatings segment (the "AST Restructuring") to improve overall operational efficiency and financial performance. During the six months ended August 31, 2025, we recognized restructuring charges of $3.8 million, which were recorded in "Cost of sales" in the consolidated statement of operations, including the loss on the sale of equipment, for which we received $0.7 million in proceeds. The restructuring charges consisted of $3.3 million for the write-off of intangible assets and goodwill, as well as $0.5 million for the write-off of other assets and severance accruals.
As a result of the AST Restructuring, we closed two surface technologies facilities; the facilities were located in Garland, Texas and Tampa, Florida. Management performed an analysis of the assets at each location closed. For assets that were not sold or transferred to another location for use in operations, management wrote down the assets to reflect a decrease in estimated useful life and a reduction in fair value.

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
In 2017, Southeast Texas Industries, Inc. ("STI") filed a breach of contract lawsuit against the Company in the 1st District Court of Jasper County, Texas (the "Court"). In 2020, we filed a counter-suit against STI for amounts due to AZZ Beaumont for work performed. On October 16, 2023, the case went to trial, and on October 27, 2023, the jury rendered a verdict in favor of STI and against AZZ in the amount of $4.5 million in damages for breach of contract and breach of express warranty. On February 14, 2024, the trial court entered Final Judgment in favor of STI, awarding STI actual damages of $4.5 million, plus $1.0 million in attorney fees. On May 14, 2024, we filed a Notice of Appeal in the Court of Appeals for the Ninth District of Texas at Beaumont. AZZ has purchased a supersedeas bond to cover the final judgment amount during the appellate process. We filed our appellate brief on February 24, 2025. Oral arguments were presented by the parties to the Court of Appeals on March 5, 2026. On April 9, 2026, the Beaumont Court of Appeals ruled there was insufficient evidence to support the final judgment against AZZ, and that STI shall take nothing from AZZ. On August 26, 2026, STI filed a petition for review with the Supreme Court of Texas. As of the date of this filing, we still have a legal accrual of $5.5 million recorded, which is included in "Other accrued liabilities" on our consolidated balance sheets. This legal accrual will remain in place until the time the Supreme Court of Texas has declined to review the case as requested by STI, or makes a ruling on STI's petition on the merits, whichever scenario is applicable.
On May 1, 2026, Kaiser Aluminum Warrick LLC ("Kaiser") filed a complaint against Precoat Mezzanine LLC ("Precoat"), an indirectly held subsidiary of AZZ Inc., in the Superior Court for the State of Delaware alleging breach of contract and breach of express warranty, and seeking declaratory judgment. Kaiser has asserted that Precoat failed to fulfill its obligations under a Master Agreement for Procurement of Services entered into on October 9, 2024. Mediation was conducted on August 10, 2026, and although the parties did not fully resolve their commercial dispute at mediation, they mutually agreed to work together to enter into a new commercial contract. Precoat Metal’s deadline to answer or otherwise respond to the lawsuit (including the assertion of counterclaims) has been extended to October 14, 2026, while the parties determine if they will be able to negotiate a new commercial contract. We are unable to estimate a range of possible loss, if any, at this time.
Environmental
As of August 31, 2026, the reserve balance for our environmental liabilities was $17.1 million, of which $1.7 million is classified as current. Environmental remediation liabilities include costs directly associated with site investigation and site remediation, such as materials, external contractor costs, legal and consulting expenses and incremental internal costs directly related to ongoing remediation plans. Estimates used to record environmental remediation liabilities are based on the Company's best estimate of probable future costs based on site-specific facts and circumstances known at the time of these estimates. These estimates are updated quarterly. The cost estimates for the potential or ongoing remediation plans are developed using internal resources and third-party environmental engineers and consultants.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements herein about our expectations of future events or results constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as "may," "could," "should," "expects," "plans," "will," "might," "would," "projects," "currently," "intends," "outlook," "forecasts," "targets," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Such forward-looking statements are based on currently available competitive, financial, and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date they are made and are subject to risks that could cause them to differ materially from actual results. Certain factors could affect the outcome of the matters described herein. This Quarterly Report may contain forward-looking statements that involve risks and uncertainties including, but not limited to, changes in customer demand for our manufactured solutions, including demand in the construction markets; infrastructure; transportation; HVAC & appliance; container; and the metal coatings end markets. We could also experience additional inflationary increases in production costs such as higher labor, component and raw material costs, particularly for zinc and natural gas used in our hot-dip galvanizing process and paint used in our coil coating process; supply chain vendor delays; delays in additional acquisition opportunities; an increase in our debt leverage and/or interest rates on our debt, of which a significant portion is tied to variable interest rates; availability of experienced management and employees to implement AZZ's growth strategy; a downturn in market conditions in any industry relating to the manufactured solutions that we provide; economic volatility, including a prolonged economic downturn or macroeconomic conditions such as inflation or changes in the political stability in the United States or Canada; tariffs, acts of war or terrorism inside the United States or abroad; and other changes in economic and financial conditions. AZZ has provided additional information regarding risks associated with the business, including in Part I, Item 1A. Risk Factors, in AZZ's Annual Report on Form 10-K for the fiscal year ended February 28, 2026, and other filings with the SEC, available for viewing on AZZ's website at www.azz.com and on the SEC's website at www.sec.gov.
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
Business Operations Update
Our results for the six months ended August 31, 2026 were impacted primarily by the growth in demand for our manufactured solutions in the construction, container and industrial end markets.
The demand for our manufactured solutions was the primary contributor to net income of $110.5 million for the current six-month period. Our operating results for the current six-month period, including operating results by segment, are described in the summary on the following page, and detailed descriptions can be found below under "Results of Operations."
Our operations generated $140.0 million of cash for the current six-month period. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found below under "Liquidity and Capital Resources."

Outlook
While it is difficult to predict future North American economic activity and its impact on the demand for our galvanizing and coil coating solutions, as well the impact that political or regulatory developments may have on us, we have noted several factors below that have impacted or may impact our results of operations during the third quarter of fiscal 2027.
•Sales prices in our AZZ Metal Coatings segment are expected to increase slightly due to zinc inflationary pressures. Fluctuations in product mix, along with competitive market pressures, may impact selling price.
•Sales prices in our AZZ Precoat Metals segment are expected to stay consistent with current levels, although fluctuations in mix may impact the average selling price.
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

RESULTS OF OPERATIONS

Overview
We are a provider of hot-dip galvanizing and coil coating solutions to a broad range of end-markets, predominantly in North America. We operate three distinct business segments, the AZZ Metal Coatings segment, the AZZ Precoat Metals segment, and the AZZ Infrastructure Solutions segment. Our discussion and analysis of financial condition and results of operations is organized by segment, along with corporate costs and other costs not specifically identifiable to a segment. Management believes that the most meaningful analysis of our results of operations is to analyze our performance by segment. We use sales and operating income by segment to evaluate the performance of our segments. Segment operating income consists of sales less cost of sales and selling, general and administrative expenses that are specifically identifiable to a segment.

QUARTER ENDED AUGUST 31, 2026 COMPARED TO THE QUARTER ENDED AUGUST 31, 2025

Segment Sales and Operating Income
The following tables contain operating segment data by segment, for the Company's corporate operations and on a consolidated basis (in thousands):

	Three Months Ended August 31, 2026
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$233,519	$253,373	$—	$—	$486,892
Cost of sales	163,466	201,300	—	—	364,766
Gross margin	70,053	52,073	—	—	122,126

Selling, general and administrative	5,968	8,739	—	23,638	38,345
Operating income (loss)	64,085	43,334	—	(23,638)	83,781

Interest expense	—	—	—	(10,807)	(10,807)
Equity in earnings of unconsolidated subsidiary(3)	—	—	6,789	—	6,789
Other income	19	—	—	8	27
Income (loss) before income tax	$64,104	$43,334	$6,789	(34,437)	79,790
Income tax expense				21,339	21,339
Net income (loss)				$(55,776)	$58,451
See notes below tables.

	Three Months Ended August 31, 2025
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$189,984	$227,291	$—	$—	$417,275
Cost of sales	132,923	183,060	—	—	315,983
Gross margin	57,061	44,231	—	—	101,292

Selling, general and administrative	5,355	7,710	26	19,740	32,831
Operating income (loss)	51,706	36,521	(26)	(19,740)	68,461

Interest expense	—	—	—	(13,665)	(13,665)
Equity in earnings of unconsolidated subsidiary(3)	—	—	59,345	—	59,345
Other income	2	—	—	186	188
Income (loss) before income tax	$51,708	$36,521	$59,319	(33,219)	114,329
Income tax expense				24,983	24,983
Net income (loss)				$(58,202)	$89,346

(1)
The AZZ Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business.

(2)	Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(3)
On May 14, 2026, AVAIL completed the sale of Rig-A-Lite. The three months ended August 31, 2026 includes $7.9 million, which represents the gain related to the sale of Rig-A-Lite. During the first quarter of fiscal 2026, AVAIL completed the sale of the Electrical Products Group. The three months ended August 31, 2025 includes $61.6 million, which represents the gain related to the sale of the EPG, partially offset by an impairment loss on the AVAIL JV and an adjustment related to a change in AVAIL's transfer pricing policy. For additional information about the AVAIL JV, see "Item 1. Financial Statements—Note 8."

For the current quarter, we recorded sales of $486.9 million, compared to the prior year quarter of $417.3 million. Of total sales for the current quarter, 48.0% were generated from the AZZ Metal Coatings segment and 52.0% from the AZZ Precoat Metals segment. Net income for the current quarter was $58.5 million, compared to $89.3 million for the prior year quarter. Net income as a percentage of sales was 12.0% for the current quarter compared to 21.4% for the prior year quarter. Diluted earnings per common share decreased by 34.2%, to $1.94 per share for the current quarter, compared to $2.95 per share for the prior year quarter. The decrease was primarily due to higher equity in earnings from the AVAIL JV in the prior year quarter, which included a significant gain from AVAIL's sale of the Electrical Products Group ("EPG"), which was recorded in "Equity in earnings of unconsolidated subsidiary."
Sales
Sales for the AZZ Metal Coatings segment increased $43.5 million, or 22.9%, for the current quarter compared to the prior year quarter. The increase was primarily due to a $34.5 million increase resulting from a higher volume of steel processed, driven by increases in the construction, industrial, infrastructure, and transportation end markets; a $6.5 million increase in average selling price, primarily in response to inflationary pressures; and a $2.5 million increase in other sales.
Sales for the AZZ Precoat Metals segment increased $26.1 million, or 11.5%, for the current quarter compared to the prior year quarter. The increase was primarily due to a higher volume of coils coated, driven by increases in the construction and container end markets (including the continued ramp-up at the Washington, Missouri facility), partially offset by decreases in HVAC and appliances, transportation, and other end markets. The increase in sales was also driven by an increase in the average price of coils coated, primarily due to vendor price increases that were passed through to customers and product mix.
Operating Income
For the current quarter, consolidated operating income was $83.8 million, an increase of $15.3 million, or 22.4%, compared to the prior year quarter.
Operating income for the AZZ Metal Coatings segment increased $12.4 million, or 23.9%, for the current quarter, compared to the prior year quarter. The increase was due to increased sales as described above, partially offset by an increase in cost of sales. The $30.5 million increase in cost of sales was primarily due to an $11.3 million increase in zinc costs, an $8.5 million increase in variable overhead costs and a $6.1 million increase in labor costs, both driven by a higher volume of steel processed during the current quarter, partially offset by a $0.2 million decrease in other direct costs. The increase in cost of sales also included an increase in fixed costs of $4.8 million, primarily related to utilities and lease costs. Selling, general and administrative expense increased $0.6 million.
Operating income for the AZZ Precoat Metals segment increased $6.8 million, or 18.7%, for the current quarter, compared to the prior year quarter. The increase was due to increased sales as described above, partially offset by an increase in cost of sales. The $18.2 million increase in cost of sales was primarily due to an $11.4 million increase in material costs driven by higher sales volume and increases in paint prices, a $2.0 million increase in labor costs, and a $4.8 million increase in overhead and other direct costs, driven by higher sales volume during the current quarter. Selling, general and administrative expense increased $1.1 million.
Corporate Expenses
Corporate selling, general and administrative expenses increased $3.9 million, or 19.7%, for the current quarter, compared to the prior year quarter. The increase was primarily due to a $2.6 million increase in acquisition costs related to the Seattle Galvanizing acquisition and $1.3 million in higher compensation-related and other corporate expenses, primarily driven by stock-based compensation, salaries and wages, and travel expenses.
Interest Expense
Interest expense for the current quarter decreased $2.9 million, to $10.8 million, compared to $13.7 million for the prior year quarter. The decrease in interest expense was primarily attributable to a $131.9 million decrease in weighted average debt outstanding and a 98 basis point decrease in the weighted average interest rate, from 6.20% in the prior year quarter to 5.22% in the current quarter. The decrease in interest expense was partially offset by higher interest expense related to the Company’s finance leases.

Equity in Earnings of Unconsolidated Subsidiary
Equity in earnings of unconsolidated subsidiary for the current quarter decreased $52.6 million, to $6.7 million, compared to $59.3 million in the prior year quarter. The decrease was primarily due to the recognition of a gain on the sale of AVAIL's EPG in the prior year quarter and lower ongoing equity in earnings in the current quarter, partially offset by a gain on the sale of AVAIL's Rig-A-Lite business in the current quarter and the recognition of an impairment loss on the AVAIL JV in the prior year quarter. See "Liquidity and Capital Resources—AVAIL JV" section below for more information about the AVAIL JV.
Income Taxes
The provision for income taxes reflects an effective tax rate of 26.7% for the three months ended August 31, 2026, compared to 21.9% for the three months ended August 31, 2025. The increase in the effective tax rate is primarily attributable to higher discrete R&D tax credits recorded during the prior year three-month period, a change in the relative mix of earnings across the jurisdictions within which we operate and higher compensation limited by Internal Revenue Code Section 162(m) in fiscal 2027.

SIX MONTHS ENDED AUGUST 31, 2026 COMPARED TO THE SIX MONTHS ENDED AUGUST 31, 2025

Segment Sales and Operating Income
The following tables contain operating segment data by segment, for the Company's corporate operations and on a consolidated basis (in thousands):

	Six Months Ended August 31, 2026
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$443,824	$491,598	$—	$—	$935,422
Cost of sales	310,918	390,209	—	—	701,127
Gross margin	132,906	101,389	—	—	234,295

Selling, general and administrative(4)	12,270	16,520	—	44,691	73,481
Operating income (loss)	120,636	84,869	—	(44,691)	160,814

Interest expense	—	—	—	(22,071)	(22,071)
Equity in earnings of unconsolidated subsidiary(5)	—	—	7,298	—	7,298
Other income (expense)	17	—	—	(250)	(233)
Income (loss) before income tax	$120,653	$84,869	$7,298	(67,012)	145,808
Income tax expense				35,351	35,351
Net income (loss)				$(102,363)	$110,457
See notes below tables.

	Six Months Ended August 31, 2025
	Metal Coatings	Precoat Metals	Infrastructure Solutions(1)	Corporate(2)	Total
Sales	$377,199	$462,038	$—	$—	$839,237
Cost of sales(3)	263,279	370,536	—	—	633,815
Gross margin	113,920	91,502	—	—	205,422

Selling, general and administrative(4)	11,482	15,627	106	40,197	67,412
Operating income (loss)	102,438	75,875	(106)	(40,197)	138,010

Interest expense	—	—	—	(32,228)	(32,228)
Equity in earnings of unconsolidated subsidiary(5)	—	—	232,868	—	232,868
Other income (expense)	(60)	—	—	1,575	1,515
Income (loss) before income tax	$102,378	$75,875	$232,762	(70,850)	340,165
Income tax expense				79,911	79,911
Net income (loss)				$(150,761)	$260,254

(1)	The AZZ Infrastructure Solutions segment includes the equity in earnings from our investment in the AVAIL JV, as well as other expenses related to receivables and liabilities that were retained following the sale of the AIS business.
(2)	Interest expense and Income tax expense are included in the Corporate segment as these items are not allocated to the segments.
(3)	For the six months ended August 31, 2025, the AZZ Metal Coatings segment includes restructuring charges of $3.8 million. See "Item I. Financial Statements—Note 17."
(4)
Includes stock-based compensation expense recognized during the six months ended August 31, 2025 upon the adoption of the Executive Retiree LTI Program of $2.2 million, of which $0.4 million and $1.8 million are included in the AZZ Metal Coatings segment and the Corporate segment, respectively. See "Item I. Financial Statements—Note 15."

(5)
On May 14, 2026, AVAIL completed the sale of Rig-A-Lite. The six months ended August 31, 2026 includes a $8.0 million gain related to the sale of Rig-A-Lite. During the first quarter of fiscal 2026, AVAIL completed the sale of the EPG. The six months ended August 31, 2025 includes $227.5 million, which represents the gain related to the sale of the EPG business, offset by the recognition of an impairment loss on the AVAIL JV and an adjustment related to a change in AVAIL's transfer pricing policy. For additional information about the AVAIL JV, see "Liquidity and Capital Resources—AVAIL JV."

For the current six-month period, we recorded sales of $935.4 million, compared to the prior year six-month period of $839.2 million. Of total sales for the current six-month period, 47.4% were generated from the AZZ Metal Coatings segment and 52.6% from the AZZ Precoat Metals segment. Net income for the current six-month period was $110.5 million, compared to $260.3 million for the prior year six-month period. Net income as a percentage of sales was 11.8% for the six-month period compared to 31.0% for the prior year six-month period. Diluted earnings per common share decreased by 57.5%, to $3.66 per share for the current six-month period, compared to $8.61 per share for the prior year six-month period. The decrease was primarily due to higher equity in earnings from the AVAIL JV in the prior year six-month period, which included a significant gain from AVAIL's sale of the EPG, partially offset by a gain from AVAIL's sale of Rig-A-Lite in the current six-month period.
Sales
Sales for the AZZ Metal Coatings segment increased $66.6 million, or 17.7%, for the current six-month period, compared to the prior year six-month period. The increase was primarily due to a $56.6 million increase resulting from a higher volume of steel processed, primarily driven by increases in the construction and industrial end markets; a $6.2 million increase in average selling price, primarily in response to inflationary pressures; and a $3.8 million increase in other sales, primarily due to by-product sales related to zinc.
Sales for the AZZ Precoat Metals segment increased $29.6 million, or 6.4%, for the current six-month period, compared to the prior year six-month period. The increase was primarily due to an increase in the average price of coils coated, primarily due to vendor price increases that were passed through to customers and product mix. The increase in sales was partially offset by a lower volume of coils coated, driven by decreases in construction, HVAC and appliances, infrastructure, transportation, and other end markets, partially offset by increases in the container end market, driven by continued ramp-up at the Washington, Missouri facility.
Operating Income
For the current six-month period, consolidated operating income increased $22.8 million, or 16.5%, to $160.8 million, compared to the prior year six-month period.
Operating income for the AZZ Metal Coatings segment increased $18.2 million, or 17.8%, for the current six-month period, compared to the prior year six-month period. The increase was due to increased sales as described above, partially offset by an increase in cost of sales. The $47.6 million increase in cost of sales was primarily due to a $17.5 million increase in zinc costs, a $11.9 million increase in variable overhead costs, and a $9.8 million increase in labor costs, partially offset by a $0.5 million decrease in other direct costs. The increase in cost of sales also included $8.9 million of higher fixed overhead costs, primarily related to insurance costs, utilities, lease costs, and employee benefits. Selling, general and administrative expense increased $0.8 million.
Operating income for the AZZ Precoat Metals segment increased $9.0 million, or 11.9%, for the current six-month period, compared to the prior year six-month period. The increase was due to increased sales as described above, partially offset by an increase in cost of sales. The $19.7 million increase in cost of sales was primarily due to a $9.3 million increase in material costs driven by increases in paint prices, a $3.7 million increase in labor costs, and a $6.7 million increase in overhead and other direct costs. Selling, general and administrative expense increased $0.9 million, primarily due to professional services, payroll-related costs, and equity-based compensation.
Corporate Expenses
Corporate selling, general and administrative expenses increased $4.5 million, or 11.2%, for the current six-month period, compared to the prior year six-month period. The increase was primarily due to a $2.6 million increase in acquisition costs related to the Seattle Galvanizing acquisition and $1.9 million in other corporate expenses, primarily driven by salary and wage increases, travel expenses, director fees, and payroll-related costs.
Interest Expense
Interest expense for the current six-month period decreased $10.2 million, to $22.1 million, compared to $32.2 million for the prior year six-month period. The decrease was primarily attributable to a $248.1 million decrease in weighted average debt outstanding and a 126 basis point decrease in the weighted average interest rate, from 6.49% in the prior year six-month period to 5.23% in the current six-month period. The decrease in interest expense was partially offset by higher interest expense related to Company's finance leases, debt financing cost amortization, and lower capitalized interest.

Equity in Earnings of Unconsolidated subsidiary
Equity in earnings of unconsolidated subsidiary decreased $225.6 million, to $7.3 million, for the current six-month period, compared to $232.9 million in the prior year six-month period. The decrease was primarily due to the recognition of a gain on the sale of AVAIL's EPG in the prior year six-month period and lower ongoing earnings following the divestiture of AVAIL's EPG and WSI businesses, partially offset by the recognition of an impairment loss on the AVAIL JV in the prior year six-month period and the recognition of a gain on the sale of AVAIL's Rig-A-Lite business in the current six-month period. See "Liquidity and Capital Resources—AVAIL JV" section below for more information about the AVAIL JV.
Income Taxes
The provision for income taxes reflects an effective tax rate of 24.2% for the six months ended August 31, 2026, compared to 23.5% for the six months ended August 31, 2025. The increase in the effective tax rate is primarily attributable to higher discrete R&D tax credits recorded during the prior year six-month period, a change in the relative mix of earnings across the jurisdictions within which we operate and higher compensation limited by Internal Revenue Code Section 162(m), partially offset by higher tax deductions for stock compensation in fiscal 2027.

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
As of August 31, 2026, our total liquidity of $376.4 million consisted of available capacity under our Revolving Credit Facility of $374.4 million and cash and cash equivalents of $2.0 million.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended August 31,
	2026	2025
Net cash provided by operating activities	$139,991	$373,169
Net cash used in investing activities	(78,893)	(66,491)
Net cash used in financing activities	(59,981)	(306,614)
Net cash provided by operating activities for the six months ended August 31, 2026 decreased by $233.2 million compared to the six months ended August 31, 2025, primarily due to:
•a decrease in cash distributions from the AVAIL JV of $273.2 million, following AVAIL's sale of its EPG business,
•a decrease in net income of $149.8 million, primarily due to a decrease in equity in earnings from the AVAIL JV,
•a decrease in cash from working capital of $25.5 million, related to decreases in income tax payable and accrued expenses, coupled with an increase in inventories, accounts receivable, and contract assets, partially offset by an increase in accounts payable; and
•a decrease in cash flows from deferred income taxes of $13.2 million, primarily due to cash tax savings recognized in the prior year resulting from the enactment of the One Big Beautiful Bill; partially offset by
•a decrease in non-cash equity in earnings from the AVAIL JV of $225.6 million, primarily due to equity in earnings related to the AVAIL JV's sale of its EPG business in the prior year,
•an increase in non-cash expenses of $2.0 million, primarily due to restructuring expenses recognized in the prior year, as well as share-based compensation expense, a decrease in gain on sale of property, plant and equipment and bad debt expense, partially offset by an increase in depreciation expense, partly due to the new aluminum coil coating facility in Washington, Missouri and an increase in amortization of debt financing costs due to the write-off following the refinancing of the 2022 Credit Agreement, and
•an increase in cash flows from long-term assets and liabilities of $0.9 million, primarily due to decreases in long-term lease liabilities and other long-term liabilities,
Cash flows used in investing activities for the six months ended August 31, 2026 increased by $12.4 million compared to the prior six months ended August 31, 2025, primarily due to:
•an increase in cash used of $27.4 million due to the acquisition of Seattle Galvanizing on July 30, 2026, and
•a decrease of $3.7 million in proceeds from the sale of property, plant and equipment, partially offset by
•an increase of $15.7 million in proceeds from return of investment from the AVAIL JV; and
•a decrease of $3.0 million in capital expenditures, primarily due to a decrease in capital expenditures for our Precoat Metals segment, partially offset by an increase in capital expenditures for our Metal Coatings segment.
Cash flows used in financing activities for the six months ended August 31, 2026 decreased by $246.6 million compared to the prior six months ended August 31, 2025, primarily due to:
•a decrease in net payments on long-term debt and finance leases of $274.5 million, and
•a decrease in debt financing costs paid of $0.2 million, partially offset by
•an increase in repurchase of treasury stock of $20.0 million,
•an increase in tax payments related to common stock issued under stock-based plans of $6.1 million,
•an increase in dividend payments of $2.1 million, reflecting an increase in the quarterly cash dividend per share compared to the prior year quarter.

Financing and Capital
2022 Credit Agreement and Term Loan B
We have a credit agreement with a syndicate of financial institutions as lenders, entered into on May 13, 2022 and amended from time to time (collectively referred to herein as the "2022 Credit Agreement").
The 2022 Credit Agreement includes the following significant terms:
i.provides for a senior secured initial term loan in the aggregate principal amount of $1.3 billion (the "Term Loan B"), due May 13, 2029, which is secured by substantially all of the assets of the Company; as of August 31, 2026, the outstanding balance of the Term Loan B was $335.0 million;
ii.provides for a maximum senior secured Revolving Credit Facility in the aggregate principal amount of $400.0 million (the "Revolving Credit Facility"), due May 7, 2029 (following the amendment on May 7, 2026, as described below);
iii.includes a letter of credit sub-facility of up to $100.0 million, which is part of, and not in addition to, the Revolving Credit Facility;
iv.borrowings under the Term Loan B bear an interest rate of Secured Overnight Financing Rate ("SOFR") plus 1.75% and the Revolving Credit Facility bears a leverage-based rate with various tiers between 1.25% and 2.25%; as of August 31, 2026, the interest rate was SOFR plus 1.50%;
v.includes customary affirmative and negative covenants, and events of default; including restrictions on the incurrence of non-ordinary course debt, investments and dividends, subject to various exceptions; and,
vi.includes a maximum quarterly leverage ratio financial covenant, with reporting requirements to our banking group at each quarter-end.
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

In connection with the amendment, approximately 37.50% of the aggregate principal amount was reallocated to the new lenders. We evaluated the amendment under the guidance in ASC 470-50, Debt—Modifications and Extinguishments, and concluded that the amendment represented a modification at the instrument level, as the quantitative 10% cash flow test was not met. However, the lender reallocation resulted in a partial extinguishment at the lender level. As a result, for the six months ended August 31, 2026, we recognized a write-off of approximately $0.6 million of unamortized debt financing costs, which is included in "Interest expense, net" on our consolidated statement of operations and in "Amortization of debt financing costs" on our consolidated statement of cash flows.
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
Receivables Securitization Facility
On July 10, 2025, we entered into a credit agreement secured by our trade accounts receivable and contract assets (the "Receivables Securitization Facility"). Under this arrangement, we transferred our trade receivables to a special purpose entity ("SPE"), which in turn pledged those receivables as collateral for borrowings under the facility. The transaction does not qualify as a sale under ASC 860, Transfers and Servicing; as a result, the arrangement is accounted for as a secured borrowing.

Accordingly, the receivables transferred to the SPE will remain on our consolidated balance sheet within trade accounts receivable and contract assets, and the Receivables Securitization Facility is included in "Long-term debt, net." The Receivables Securitization Facility has a limit of $150.0 million and is due July 10, 2028. As of August 31, 2026, the total amount of receivables pledged under the facility was $271.1 million, consisting of $166.1 million in trade accounts receivable and $105.0 million in contract assets, with outstanding borrowings of $150.0 million. The interest rate on the Receivables Securitization Facility is one-month SOFR plus 0.95%.
We remain exposed to the credit risk associated with the underlying receivables and are responsible for their collection. The Receivables Securitization Facility includes provisions that allow the SPE to take control of the assets only in the event of bankruptcy or violation of servicing the secured accounts receivable. We continuously monitor these provisions to ensure compliance and availability under the facility.
The proceeds from the Receivables Securitization Facility were used to pay down the Term Loan B.
Debt Compliance and Outstanding Borrowings
Our 2022 Credit Agreement requires us to maintain a maximum Total Net Leverage Ratio (as defined in the loan agreement) no greater than 4.5. We are also required to maintain certain covenants under the Receivables Securitization Facility. As of August 31, 2026, we were in compliance with all covenants and other requirements set forth in the 2022 Credit Agreement and the Receivables Securitization Facility.
The weighted-average interest rate for our outstanding debt, including the Revolving Credit Facility, the Term Loan B, and the Receivables Securitization Facility was 5.23% and 5.94% as of August 31, 2026 and February 28, 2026, respectively. We are also obligated to pay a leverage-based commitment fee with various tiers between 0.15% and 0.25% per year for unused amounts under the Revolving Credit Facility. As of August 31, 2026, the commitment fee rate was 0.175%.
As of August 31, 2026, we had $500.0 million of debt outstanding, with varying maturities through fiscal 2030. We had approximately $374.4 million of additional credit available as of August 31, 2026.
Letters of Credit
As of August 31, 2026, we had outstanding letters of credit in the amount of $10.6 million. These standby letters of credit are primarily issued to support insurance deductibles and other collateral requirements.
Interest Rate Swap
We manage our exposure to fluctuations in interest rates on our floating-rate debt by entering into interest rate swap agreements to convert a portion of our variable-rate debt to a fixed rate. On June 30, 2025, we entered into a fixed-rate interest rate swap agreement (the "2025 Swap"). The 2025 Swap converts the SOFR-based component of the interest rate to 3.759%. As of August 31, 2026, the 2025 Swap resulted in a total fixed rate of 5.509%. The 2025 Swap has a notional amount of $290.0 million and a maturity date of June 30, 2027. The objective of the 2025 Swap is to eliminate the variability of cash flows in interest payments attributable to changes in benchmark one-month SOFR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month SOFR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. We designated the 2025 Swap as a cash flow hedge at inception. Cash settlements, in the form of cash payments or cash receipts, of the 2025 Swap are recognized in "Interest expense, net" in the consolidated statement of operations.
AVAIL JV
We account for our 40% interest in the AVAIL JV under the equity method of accounting and include our equity in earnings as part of the AZZ Infrastructure Solutions segment. We record our equity in earnings in the AVAIL JV on a one-month lag.
On May 14, 2026, AVAIL completed the sale of its industrial lighting business, Rig-A-Lite.
As of August 31, 2026, our investment in the AVAIL JV was $11.5 million. For the three and six months ended August 31, 2026, we recorded $6.8 million and $7.3 million of equity in earnings, respectively. The majority of the equity in earnings related to the recognition of our proportionate share of the gain on the sale of Rig-A-Lite. During both the three and six months ended August 31, 2026, our proportionate share of equity in earnings (loss) from AVAIL JV operations was not significant.

We classify cash flows from distributions using the cumulative earnings method. Cash received is classified as a return on investment and included in operating cash flows to the extent that cumulative earnings exceed cumulative distributions, less distributions received in prior periods that were deemed returns of investment. During the six months ended August 31, 2026, we received $15.7 million in distributions, which were deemed to be returns on investment and reflected in cash flows from operating activities.
Share Repurchase Program
During the six months ended August 31, 2026, we repurchased 136,303 shares of common stock in the amount of $20.0 million at an average purchase price per share of $146.71 under the 2020 Authorization. As of August 31, 2026, there was $13.2 million remaining to repurchase shares under the 2020 Authorization. During the six months ended August 31, 2026, we did not repurchase any shares of common stock under the 2026 Share Repurchase Program. As of August 31, 2026, there was $100.0 million remaining to repurchase shares under the 2026 Share Repurchase Program. See "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds."
Other Exposures
We have exposure to commodity price increases in all three of our operating segments, primarily zinc and natural gas in the AZZ Metal Coatings segment, and natural gas, steel, and aluminum in the AZZ Precoat Metals segment. We attempt to minimize these increases by entering into agreements with our zinc suppliers and such agreements generally include fixed premiums, and by entering into agreements with our natural gas suppliers to fix a portion of our purchase cost. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing process, supply chain management, and through increases in prices to match inflationary increases where competitively feasible. We have indirect exposure to copper, aluminum, steel and nickel-based alloys in the AZZ Infrastructure Solutions segment through our 40% investment in the AVAIL JV.
Off Balance Sheet Arrangements and Contractual Obligations
As of August 31, 2026, we did not have any off-balance sheet arrangements as defined under SEC rules. Specifically, there were no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.
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
In calculating adjusted net income and adjusted earnings per share, management excludes the following items from the reported GAAP measure: 1) intangible asset amortization, 2) restructuring charges, 3) acquisition costs, 4) additional stock compensation expense related to the adoption of our executive retiree long-term incentive program, 5) certain adjustments related to the Company's unconsolidated joint venture, and 6) the write-off of debt financing costs. Management defines Adjusted EBITDA as adjusted net income excluding depreciation, amortization, interest and provision for income taxes. Management believes Adjusted EBITDA is used by investors to analyze operating performance and evaluate the Company's ability to incur and service debt, as well as its capacity for making capital expenditures in the future.
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
The following tables provide a reconciliation for the three and six months ended August 31, 2026 and 2025 from the non-GAAP Adjusted Earnings Measures to the most comparable measures, calculated in accordance with GAAP (in thousands, except per share data):

Adjusted Net Income and Adjusted Earnings Per Share

	Three Months Ended August 31,				Six Months Ended August 31,
	2026		2025		2026		2025
	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)	Amount	Per Diluted Share(1)
Net income	$58,451	$1.94	$89,346	$2.95	$110,457	$3.66	$260,254	$8.61
Adjustments:
Amortization of intangible assets	5,941	0.20	5,823	0.19	11,667	0.39	11,557	0.38
Restructuring charges(2)	—	—	—	—	—	—	3,827	0.13
Acquisition costs(3)	2,771	0.09	—	—	2,771	0.09	—	—
Executive retiree long-term incentive program(4)	—	—	—	—	—	—	2,185	0.07
AVAIL JV equity in earnings adjustment(5)	(6,663)	(0.22)	(61,639)	(2.04)	(8,011)	(0.27)	(227,465)	(7.52)
Write-off of debt financing costs(6)	—	—	—	—	572	0.02	—	—
Subtotal	2,049	0.07	(55,816)	(1.84)	6,999	0.23	(209,896)	(6.94)
Tax impact(7)	(365)	(0.01)	13,396	0.44	(1,553)	(0.05)	50,375	1.67
Total adjustments	1,684	0.06	(42,420)	(1.40)	5,446	0.18	(159,521)	(5.27)
Adjusted net income and adjusted earnings per share (non-GAAP)	$60,135	$2.00	$46,926	$1.55	$115,903	$3.84	$100,733	$3.33

Weighted average shares outstanding—Diluted for Adjusted earnings per share		30,123		30,244		30,145		30,243
See notes below tables.

Adjusted EBITDA

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
Net income	$58,451	$89,346	$110,457	$260,254
Interest expense	10,807	13,665	22,071	32,228
Income tax expense	21,339	24,983	35,351	79,911
Depreciation and amortization	24,168	22,372	47,687	44,199
Adjustments:
Restructuring charges(2)	—	—	—	3,827
Acquisition costs(3)	2,771	—	2,771	—
Executive retiree long-term incentive program(4)	—	—	—	2,185
AVAIL JV equity in earnings adjustment(5)	(6,663)	(61,639)	(8,011)	(227,465)
Adjusted EBITDA (non-GAAP)	$110,873	$88,727	$210,326	$195,139
See notes below tables.

Adjusted EBITDA by Segment

A reconciliation of Adjusted EBITDA by segment to net income is as follows (in thousands):

	Three Months Ended August 31, 2026
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$64,104	$43,334	$6,789	$(55,776)	$58,451
Interest expense	—	—	—	10,807	10,807
Income tax expense	—	—	—	21,339	21,339
Depreciation and amortization	7,472	10,487	—	6,209	24,168
Adjustments:
Acquisition costs(3)	—	—	—	2,771	2,771
AVAIL JV equity in earnings adjustment(5)	—	—	(6,663)	—	(6,663)
Adjusted EBITDA (non-GAAP)	$71,576	$53,821	$126	$(14,650)	$110,873
See notes below tables.

	Three Months Ended August 31, 2025
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$51,708	$36,521	$59,319	$(58,202)	$89,346
Interest expense	—	—	—	13,665	13,665
Income tax expense	—	—	—	24,983	24,983
Depreciation and amortization	6,830	9,424	—	6,118	22,372
Adjustments:
AVAIL JV equity in earnings adjustment(5)	—	—	(61,639)	—	(61,639)
Adjusted EBITDA (non-GAAP)	$58,538	$45,945	$(2,320)	$(13,436)	$88,727
See notes below tables.

	Six Months Ended August 31, 2026
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$120,653	$84,869	$7,298	$(102,363)	$110,457
Interest expense	—	—	—	22,071	22,071
Income tax expense	—	—	—	35,351	35,351
Depreciation and amortization	14,738	20,709	—	12,240	47,687
Adjustments:
Acquisition costs(3)	—	—	—	2,771	2,771
AVAIL JV equity in earnings adjustment(5)	—	—	(8,011)	—	(8,011)
Adjusted EBITDA (non-GAAP)	$135,391	$105,578	$(713)	$(29,930)	$210,326
See notes below tables.

	Six Months Ended August 31, 2025
	Metal Coatings	Precoat Metals	Infra- structure Solutions	Corporate	Total
Net income (loss)	$102,378	$75,875	$232,762	$(150,761)	$260,254
Interest expense	—	—	—	32,228	32,228
Income tax expense	—	—	—	79,911	79,911
Depreciation and amortization	13,490	18,546	—	12,163	44,199
Adjustments:
Restructuring charges(2)	3,827	—	—	—	3,827
Executive retiree long-term incentive program(4)	358	—	—	1,827	2,185
AVAIL JV equity in earnings adjustment(5)	—	—	(227,465)	—	(227,465)
Adjusted EBITDA (non-GAAP)	$120,053	$94,421	$5,297	$(24,632)	$195,139
See notes below tables.

Debt Leverage Ratio Reconciliation

	Trailing Twelve Months Ended
	August 31, 2026	February 28, 2026
Gross debt	$500,000	$515,000
Less: Cash per bank statement	(6,800)	(13,227)
Add: Finance lease liability	45,650	13,746
Consolidated indebtedness	$538,850	$515,519

Net income	$167,463	$317,260
Depreciation and amortization	93,543	90,056
Interest expense	45,493	55,650
Income tax expense	58,495	103,055
EBITDA	$364,994	$566,021
Cash items(8)	8,200	5,426
Non-cash items(9)	14,057	14,832
Equity in earnings, net of distributions	15,836	(209,733)
Adjusted EBITDA per Credit Agreement	$403,087	$376,546

Net leverage ratio	1.3x	1.4x

(1)	Earnings per share amounts included in the "Adjusted Net Income and Adjusted Earnings Per Share" table above may not sum due to rounding differences.
(2)
The six months ended August 31, 2025 includes restructuring charges related to the closure of two surface technology facilities in our AZZ Metal Coatings segment. See "Item 1. Financial Statements—Note 17."

(3)
The three and six months ended August 31, 2026 include expenses related to the Seattle Galvanizing acquisition. For further information about the Seattle Galvanizing acquisition, see "Item 1. Financial Statements—Note 2."

(4)
During the six months ended August 31, 2025, we recognized additional stock-based compensation expense of $2.2 million upon the adoption of the Executive Retiree Long-term Incentive Program. For further information regarding the adoption of the ERP, see "Item 1. Financial Statements—Note 15."

(5)
On May 14, 2026, AVAIL completed the sale of Rig-A-Lite. The three months ended August 31, 2026 include $7.9 million from the sale of Rig-A-Lite, partially offset by a $1.3 million decrease to a previously recognized gain on the sale of AVAIL's WSI business. The six months ended August 31, 2026 include $7.9 million, which represents the gain related to the sale of Rig-A-Lite.
During the first quarter of fiscal 2026, AVAIL completed the sale of the EPG. The three and six months ended August 31, 2025 include $61.6 million and $227.5 million, respectively, which represent the gain related to the sale of the EPG, partially offset by an impairment loss on the AVAIL JV and an adjustment related to a change in AVAIL's transfer pricing policy. For additional information about the AVAIL JV, see Note 8.

(6)
The write-off of $0.6 million of unamortized debt financing costs relates to the refinancing of our Revolving Credit Facility on May 7, 2026, which resulted in a partial extinguishment at the lender level. For further information, see "Item 1. Financial Statements—Note 10."

(7)
For the three and six months ended August 31, 2026, the tax impact includes a non-GAAP effective tax rate of 24.0% for amortization of intangible assets, acquisition costs, and the write-off of debt financing costs, and non-GAAP effective tax rates of 25.9% and 25.6%, respectively, for the AVAIL JV equity in earnings adjustment.
For the three and six months ended August 31, 2025, the non-GAAP effective tax rate is estimated at 24.0%.

(8)	Cash items include certain legal settlements, retirement and other severance expenses, restructuring charges associated with the AZZ Metal Coatings segment, acquisition costs, and other accruals.
(9)	Non-cash items include stock-based compensation expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk disclosures during the three and six months ended August 31, 2026. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended February 28, 2026.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 10, 2020, our Board of Directors authorized a $100 million share repurchase program pursuant to which we may repurchase our common stock (the "2020 Authorization"). Repurchases under the 2020 Authorization will be made through open market or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allow stock repurchases when we might otherwise be precluded from doing so. Currently, share repurchases may not exceed 6% of our market capitalization per fiscal year.
On January 22, 2026, our Board of Directors authorized a $100 million share repurchase program (the "2026 Share Repurchase Program") pursuant to which we may repurchase our common stock. Repurchases under the 2026 Share Repurchase Program will be made through open market or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allow stock repurchases when we might otherwise be precluded from doing so. Currently, share repurchases may not exceed 6% of our market capitalization per fiscal year.

During the six months ended August 31, 2026, we repurchased 136,303 shares of common stock in the amount of $20.0 million at an average purchase price per share of $146.71 under the 2020 Authorization. As of August 31, 2026, there was $13.2 million remaining to repurchase shares under the 2020 Authorization. During the six months ended August 31, 2026, we did not repurchase any shares of common stock under the 2026 Share Repurchase Program. As of August 31, 2026, there was $100.0 million remaining to repurchase shares under the 2026 Share Repurchase Program.
Item 5. Other Information.
Rule 10b5-1 trading arrangement
During the three months ended August 31, 2026, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

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

AZZ Inc. (Registrant)

Date:	October 13, 2026	By:	/s/ Jason Crawford
Jason Crawford Senior Vice President, Chief Financial Officer and Principal Accounting Officer