Form 10-Q/A
period 2026-08-31
AZZ INC
filed 2026-10-15
CIK 8947

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒
As of September 30, 2026, the registrant had outstanding 29,922,779 shares of common stock; $1.00 par value per share

EXPLANATORY NOTE
AZZ Inc. ("AZZ", the "Company", "our" or "we") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2026, originally filed with the Securities and Exchange Commission on October 13, 2026 (the "Original Form 10-Q").
This Amendment No. 1 is being filed solely to amend Part II. Item 2. "Unregistered Sales of Equity Securities and Use of Proceeds," of the Original Form 10-Q to include the monthly issuer purchases of equity securities disclosure required by Item 703 of Regulation S-K, which was inadvertently omitted from the Original Form 10-Q. The share repurchases were reflected in the Company's consolidated financial statements included in the Original Form 10-Q, and this amendment does not affect any financial results previously reported.
Except as described below, this Amendment No. 1 does not amend or modify any other information included in the Original Form 10-Q. This Amendment No. 1 speaks as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 10, 2020, our Board of Directors authorized a $100 million share repurchase program pursuant to which we may repurchase our common stock (the "2020 Authorization"). Repurchases under the 2020 Authorization will be made through open-market or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allow stock repurchases when we might otherwise be precluded from doing so. The number of shares repurchased, and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. Currently, share repurchases may not exceed 6% of our market capitalization per fiscal year.
On January 22, 2026, our Board of Directors authorized a $100 million share repurchase program (the "2026 Share Repurchase Program") pursuant to which we may repurchase our common stock. Repurchases under the 2026 Share Repurchase Program will be made through open market or private transactions, in accordance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans, which allow stock repurchases when we might otherwise be precluded from doing so. The number of shares repurchased, and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. Currently, share repurchases may not exceed 6% of our market capitalization per fiscal year.
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company's common stock under the 2020 Authorization during the six months ended August 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Used Under the Plans or Programs
Beginning balance, February 28, 2026				$33,191,526
March 1 through March 31, 2026	—	$—	—	33,191,526
April 1 through April 30, 2026	—	—	—	33,191,526
May 1 through May 31, 2026	—	—	—	33,191,526
June 1 through June 30, 2026	—	—	—	33,191,526
July 1 through July 31, 2026	92,305	146.82	92,305	19,639,545
August 1 through August 31, 2026	43,998	146.49	43,998	13,194,447
Total	136,303	$146.71	136,303	$13,194,447

(1) The average price paid per share excludes commissions per share paid in connection with the open-market share repurchases.
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

AZZ Inc. (Registrant)

Date:	October 15, 2026	By:	/s/ Jason Crawford
Jason Crawford Senior Vice President, Chief Financial Officer and Principal Accounting Officer

		By:	/s/ Thomas E. Ferguson
Thomas E. Ferguson, President and Chief Executive Officer